Form 10-K
period 2001-12-31
MCG CAPITAL CORP
filed 2002-04-01
CIK 1141299

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 0-33377

                            MCG CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                 54-7889518
              (State of Incorporation)      (I.R.S. Employer
                                         Identification Number)

                     1100 Wilson
                   Boulevard Suite
                  800 Arlington, VA               22209
                (Address of principal
                  executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  703-247-7500

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                                 -------------

                            Common Stock, par value
                                $0.01 per share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of common stock held by non-affiliates of the Registrant as of March 28, 2002 was approximately $314,342,223 based on the closing price on the Nasdaq National Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 28,289,884 shares of the Registrant's common stock outstanding as of March 28, 2002.

                      Documents Incorporated by Reference

   Portions of the Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

                            MCG CAPITAL CORPORATION

                         2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
                                            PART I
  Item 1.    Business.............................................................   1
  Item 2.    Properties...........................................................  20
  Item 3.    Legal Proceedings....................................................  21
  Item 4.    Submission of Matters to a Vote of Security Holders..................  21

                                            PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters  23
  Item 6.    Selected Financial Data..............................................  24
  Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................  25
  Item 7a.   Quantitative and Qualitative Disclosures about Market Risk...........  42
  Item 8.    Consolidated Financial Statements and Supplementary Data.............  43
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  73

                                           PART III
  Item 10.   Directors and Executive Officers of the Registrant...................  73
  Item 11.   Executive Compensation...............................................  73
  Item 12.   Security Ownership of Certain Beneficial Owners and Management.......  73
  Item 13.   Certain Relationships and Related Transactions.......................  73

                                            PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......  73


                                    PART I

   In this Annual Report, the "Company", "MCG", "we", "us" and "our" refer to MCG Capital Corporation and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

Item 1.  Business

                                    GENERAL

   We are a solutions-focused financial services firm that primarily provides capital to support the internal growth and corporate development initiatives of small- to medium-sized private companies throughout the United States. Since 1990, we and our predecessor have originated an aggregate of over $2 billion in investments in over 200 transactions, primarily in the form of senior secured commercial loans and, to a small extent, in the form of subordinated debt and equity-based investments. We intend to increase gradually our level of subordinated debt and equity-based investments. However, a substantial majority of our portfolio will continue to consist of investments in senior secured commercial loans.

   Our investment objective is to achieve current income and capital gains. To meet this objective, we employ an "expert-activist" investment philosophy to identify attractive investment opportunities and develop strong customer relationships. As an expert, we are highly knowledgeable about our target markets and customers. As an activist, we work with our customers' management teams and owners to create and execute effective capital deployment strategies. In addition, we use a "flexible funding" approach that permits adjustments to transaction terms, including pricing terms, to accommodate the shifting corporate development needs of our customers. The ongoing consulting services we provide also support our customers' growth and risk management strategies.

   We have built our portfolio through effective origination, disciplined underwriting and investment approval processes and focused portfolio management. We typically lend to and invest in companies with $5 million to $100 million in annual revenues that operate in our target industry sectors. As of December 31, 2001, our geographically diverse customer base consisted of approximately 74 companies with headquarters in 26 states and Washington, DC. Our investment decisions are based on extensive analysis of potential customers' business operations and asset valuations supported by an in-depth understanding of the quality of their recurring revenues and cash flow, variability of costs and the inherent value of their proprietary intangible assets and intellectual property. We have developed specialized risk management metrics, pricing tools, due diligence methodologies and data management processes that are designed to help us maximize our return on investment.

   We have a loyal customer base. In 2001, 31 of our closed transactions, representing approximately 40% of the loans we originated, involved existing customers. As of December 31, 2001, approximately 52% of the companies that have been our customers for one year or more had completed two or more transactions with us and approximately 27% had completed three or more transactions with us.

   As of December 31, 2001, we had outstanding commercial loans of $596.0 million, an increase of $101.9 million or 20.6% from $494.1 million at December 31, 2000 and equity investments of $21.2 million at December 31, 2001 compared to $6.7 million at December 31, 2000, an increase of $14.5 million or 216.4%. We acquire our equity investments primarily in connection with our loans, through a direct purchase or through foreclosure of a borrower's assets or equity. For the year ended December 31, 2001, we originated approximately $147.7 million of loans, a decrease of $63.5 million or 30.1% from $211.2 million for the year ended December 31, 2000.

                         CORPORATE HISTORY AND OFFICES

   We were formed by our management and affiliates of Goldman, Sachs & Co. to purchase a loan portfolio and certain other assets from First Union National Bank in a management buyout. Our business was originally a separate division of Signet Bank, whose parent Signet Banking Corporation was acquired by First Union Corporation in 1997. This separate division was known as the media communications group. We completed the buyout from First Union National Bank on June 24, 1998. First Union Corporation changed its name to Wachovia Corporation on September 1, 2001 following the merger of Wachovia Corporation with and into First Union Corporation.

   Immediately following the completion of our initial public offering in December 2001, we became an internally managed, non-diversified closed-end investment company that elected to be regulated as a business development company under the Investment Company Act of 1940. As a business development company, we are required to meet regulatory tests, the most significant of which relate to our investments and borrowings. A business development company is required to invest at least 70% of its total assets in private or thinly traded, public U.S.-based companies. A business development company also must meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. In addition, we will elect, effective as of January 1, 2002, to be taxed for federal income tax purposes as a regulated investment company under the Internal Revenue Code.

                              MARKET OPPORTUNITY

   Small- and medium-sized businesses are becoming more significant to the U.S. economy. At the same time, we believe that many such businesses, including our target customers, have less access to high-quality corporate financial services than in the past. We also believe this trend is likely to continue given the broad-based consolidation in the financial services industry. Our focus on selected markets with strong growth prospects, combined with our customers' growing demand for capital and the corporate finance and consulting services we offer enhance our market opportunity.

   We target only those sectors deemed attractive by our investment committee. Before we target a new industry sector or a new industry sub-sector within our existing industry sectors, our research team performs a market analysis and identifies specific operational norms and risks of that sector or sub-sector. Management, working with our credit committee, then develops our lending and investment criteria for that sector or sub-sector. We analyze new industry sub-sectors in conjunction with refining and revalidating investment approaches for our existing industry sectors. Also, on an ongoing basis, our investment committee and credit committee monitor the level of diversification within the portfolio for risk associated with sector concentration.

   We currently focus on the communications, information services, media, and technology industry sectors. We believe that traditional financial services providers typically lack infrastructure and dedicated expertise to focus on small- and medium-sized companies within these industries. We believe that each of these sectors has distinct characteristics in terms of risk, capital requirements, industry and general economic cycles, stage of development and rates of return. Each such sector also is characterized by ongoing consolidation and convergence and by substantial new business formation. We also believe that these sectors have a number of common features, including favorable regulatory environments, rising projected revenue growth rates, recurring revenue characteristics and enterprise values that depend significantly on intangible assets and intellectual property. As a result, we believe we have a large market opportunity in our target industry sectors. In a typical year, we estimate that we consider capital transactions with approximately 650 small- and medium-sized companies in our target industry sectors, which we believe represents approximately 10% of the companies in our target industry sectors that we monitor from time to time. We believe that there are more small- and medium-sized companies in our targeted industry sectors than the companies we monitor.

    . Communications. Our targeted communications businesses consist of voice and data local and long distance carriers, integrated communications providers, and wireless services and infrastructure companies, including companies that operate communications towers and security alarm and monitoring systems. These businesses generally are non- or counter-cyclical. Revenues in these businesses are end-user driven and recurring in nature. We focus specifically on companies that have achieved a critical mass of customers because we strongly believe that the primary asset of communications companies is their customer base. This approach differentiates us from other lenders that focus on the potential value of equipment and other network assets as their primary source of collateral.

    . Information Services. Our targeted information services businesses produce and deliver information-based products and services, which their customers use to generate insights and make business decisions. The information these businesses provide may be proprietary or public and is frequently delivered through paper documents, online services, magnetic tape or disks and CD-ROM. It also may be bundled with consulting services or other live events in what is known as continuous information services. These businesses are generally non-cyclical to counter-cyclical. Top performing information services companies typically price their products and services based on the utility provided to the end-user rather than the cost to produce and distribute resulting in relatively high margins. We seek companies that define their market opportunity through proprietary content-based products and services within specific industries.

    . Media. Our targeted media businesses focus on niche, high affinity-based businesses in consumer special interest publishing, trade publishing, radio broadcasting, television broadcasting and community newspaper publishing. Revenue in these businesses is derived largely from advertising sales and therefore tends to be more cyclical. Our focus on niche, high-affinity based businesses in this sector is designed to mitigate the risk of cyclicality because those businesses tend to have more stable advertising revenues.

    . Technology. Our targeted technology businesses provide outsourced business services in areas such as network security, network operations, application services and business-to-business transaction enabling, as well as software applications, including component middleware, enterprise software and enterprise (intra-corporate) portals. These businesses are generally moderately cyclical to non-cyclical.

   Set forth below is a table showing the composition of our loan portfolio for the periods ended December 31, 2001 and December 31, 2000, by industry sector.

                 Loan Portfolio Composition by Industry Sector
                            (Dollars in thousands)

                                December 31, 2001                       December 31, 2000
                     --------------------------------------  --------------------------------------
                     # of       Loans      % of    Average   # of       Loans      % of    Average
                     Loans Outstanding (1) Total  Spread (2) Loans Outstanding (1) Total  Spread (2)
Industry Sector      ----- --------------- -----  ---------- ----- --------------- -----  ----------
Media...............  37      $324,992      54.5%    6.2%     35      $272,529      54.0%    5.6%
Communications......  19       175,174      29.4     7.6      19       152,235      30.2     8.4
Information Services   8        70,793      11.9     7.0       7        52,509      10.4     4.0
Technology..........   3        23,750       4.0     3.4       3        25,500       5.1     3.5
Other...............   1         1,293       0.2     6.0       2         1,441       0.3     9.2
                      --      --------     -----     ---      --      --------     -----     ---
Total...............  68      $596,002     100.0%    6.6%     66      $504,214     100.0%    6.2%
                      ==      ========     =====     ===      ==      ========     =====     ===

--------
(1) Loans outstanding at December 31, 2000 are reported at cost. Following our conversion to a business development company, we are required to carry loans at fair value as determined by our board of directors. Therefore, loans outstanding at December 31, 2001 are reported at fair value.
(2) Represents the weighted average contractual interest rate minus a benchmark reference rate (e.g., LIBOR). The average spread is affected by loans included in the calculation which have fixed interest rates, and therefore have no spread, or are based on the prime rate and have lower spreads than loans with LIBOR-based spreads.

                                   STRATEGY

   We seek to achieve favorable risk-adjusted rates of return in the form of current yield and capital appreciation, while maintaining strong credit quality in our asset portfolio. We believe our strong financial performance is a product of our industry knowledge and insight, effectiveness in targeting potential customers and serving them, risk-based pricing techniques and disciplined portfolio and risk management.

   Our investment process is designed to achieve the following strategic objectives:

    . generate favorable risk-adjusted rates of return by delivering capital and strategic insight to enhance our customers' enterprise value;

    . maintain sound credit and pricing practices regardless of market conditions;

    . avoid adverse investment selection by applying our expert-activist philosophy and a flexible funding approach; and

    . enhance effective risk management by utilizing an integrated team approach to customer acquisition, research, underwriting, compliance and loan servicing activities.

Expert-Activist Philosophy


   Our "expert-activist" philosophy is one of the foundations of our investment process. It enables us to make lending and investment decisions quickly and confidently because we have a firm understanding of the operating characteristics of our customers' businesses and their associated industry sectors. We enhance our detailed understanding of our targeted industry sectors through continuous engagement with existing and prospective customers. We gather and manage the knowledge and insights gained through this process using customized databases and work flow methodologies. We use this information to enhance the quality of our research and the effectiveness of our credit analysis and to refine and revalidate our investment approaches within particular sectors and sub-sectors.

   We work with our customers to understand the costs and benefits of their corporate development initiatives, business opportunities, threats to their businesses and acceptable risks and returns. This understanding, together with our flexible funding approach, enables us to facilitate customers' corporate development decisions even in cases where short-term financial performance may suffer. We believe that this approach differentiates us from most other commercial lenders and helps to create strong and long-term relationships with our customers. Our approach to date also has enabled us to originate loans based on the value we help to create rather than solely on the basis of the price we charge for capital in order to achieve attractive risk-adjusted investment returns.

                                  OPERATIONS

   To achieve our goal of being the leading provider of solutions-focused financial services to companies in our target sectors, we foster a credit and business culture that strives to protect our principal and interest, generate meaningful capital gains on our equity investments and support gains in our customers' enterprise values.

Identifying Prospective Customers

   We identify and source leads through various data services, customized Internet searches, industry associations, investment bankers, accountants and lawyers. Although some customers initiate their first contact with us, we find that we generally acquire most of our customers through our own initiative. After our initial contact with a prospect, we then conduct ongoing reviews of its financial reports and corporate development activity by analyzing the source data and information regarding the prospects gathered from third-party databases, industry sector reports, trade and consumer magazines, newspapers and newsletters. We maintain the data from these sources in an internal database that not only supports the identification of potential customer opportunities, but also assists us in understanding our target industry sectors. We market on a national scale and are well-known in our primary markets. We also participate in a variety of industry associations and our employees attend and give presentations at numerous forums, conferences and meetings annually.

Research

   Our unique research capabilities create the foundation for our "expert-activist" philosophy of investing and give us a competitive advantage. Our contacts with customers in our targeted industries helps us to continuously refine and validate our investment philosophy. Our research group's function is to support and augment the business development process through the identification of attractive industry sectors and emerging trends, investment and risk analysis and marketing of our industry expertise.

   Through strategic industry analysis, we update our investment perspective in our target industry sectors and develop investment hypotheses for new industry sub-sectors. Our research capabilities and findings also are valuable in attracting customers who are able to draw from our industry expertise to help refine their strategic plans, identify acquisition opportunities and set appropriate financial and operating benchmarks.

   Our research department writes and distributes publications to portfolio companies, prospective customers, investors, and others to facilitate a dialogue, promote a common strategic outlook and a shared perception of industry risk and opportunity. This shared perception helps us and our customers develop mutually agreeable financing structures that mitigate risk to us and our customers. Our publications also increase our visibility within our target industry sectors and support our expert-activist investment methodology.

   Our research department publishes the following reports:

    . regular comprehensive industry research reports that incorporate our investment perspectives and operational insights, which are supported by normative data and perceived best practices for our target industries;

    . Insights and Outlooks, our periodic publication that reports our views and interpretation of significant events that impact our customers and prospective customers; and

    . Transactions, our periodic newsletter, which focuses on merger and acquisition activity within our industry sectors.

   In addition, our research department supports our active engagement with third-party publishers who seek articles from our professionals for their various publications and reports.

Underwriting

   We have always placed primary emphasis on credit and risk analysis and incorporated the underwriting function directly into the business development process. Our underwriting team consists of investment professionals who perform due diligence, credit and corporate financial analyses, deal sponsors who possess specific industry expertise and are responsible for originating and managing the transaction, a member of our credit committee and our in-house counsel. Since we became an independent company in June 1998, our deal sponsors have led our underwriting teams in originating approximately 140 transactions with an aggregate value of approximately $747.0 million in loan commitments resulting in approximately $624.0 million in loans outstanding through December 31, 2001.

   To ensure consistent underwriting, we use our sector-specific due diligence methodologies, developed over the last 10 years, which include standard due diligence on financial performance and customized analysis of the operations, systems, accounting policies, human resources and the legal and regulatory framework of a prospective customer. The members of the underwriting team work together to conduct due diligence and understand the relationships among the customer's business plan, operations and financial performance.

   As part of our evaluation of a proposed investment, the underwriting team prepares an investment memorandum for presentation to the credit committee and, in some instances, the investment committee. In preparing the investment memorandum, the underwriting team assembles information critical to the investment decision and regularly seeks information from the research department on macroeconomic viewpoints, forecasted trends and firm valuation. The investment memorandum serves as the framework for underwriting the transaction and generally consists of:

    .  business description;

    . risk evaluation specific to the prospect's business, considering the anticipated use of proceeds of our loan, and industry sector; and

    . description of capital structure and the investment risk and return characteristics.

   Business Description. The business description of a prospective customer presents the history, organization and product lines of the customer. In addition, we analyze the prospective customer's industry sector and sub-sector, competition and market share, obsolescence and substitution risk, customers and markets served, legal and regulatory framework and technology issues. The business description also explicitly discusses unique risks associated with a proposed transaction. In particular, we analyze the following risks:

    . Sector Risk Analysis. Analysis of specific vulnerability to industry sector risk, such as industry maturity, cyclicality, profitability and seasonality trends.

    . Competitive Risks. Analysis of the strengths and weaknesses of the prospective customer relative to its primary and secondary competitors. The factors we consider include relative pricing, product quality, customer loyalty, substitution and switching costs, brand positioning and comparative capitalization. We also assess the defensibility of a prospect's market position and its opportunity for increasing market share.

    . Regulatory Risks. We follow current regulatory developments in each of our targeted sectors and describe how credit and business risks have changed with the evolution of regulation and what risks are presented by existing and currently proposed regulations.

    . Customer Concentration and Market Risks. We typically determine the values of companies in our target sectors largely based upon the stability of their customer base. We analyze the number and size of customers and their attrition rates, including the potential impact of above average customer attrition, low renewals and the risk of loss of significant customers.

    . Technology Risks. Companies in certain sectors rely on the acquisition or development of proprietary technology for distribution, production, or administration and others rely on such technology as the products or services that they offer. We also consider the likely positive or negative effect of technological advances on the value of their services.

   Financial and Customer Risk Assessment. As part of our financial and customer risk assessment process, we try to determine comparable levels of risk across industry sectors and customers. Our financial analysis is based on an integrated financial model that is built upon the historical and projected financial performance of a prospect. The model also presents the pro forma post-funding capital structure, along with the sources and uses of funding in the proposed transaction.

   Each model incorporates historical financial results and an underlying set of assumptions for operating margins, growth rates, capital structure, rates of return, working capital investment and fixed asset expenditures. A base case is prepared with assumptions provided by the customer's management. We use alternative sets of assumptions to evaluate the prospect's ability to support different capital structures, growth rates, margins, rates of return, and working capital and fixed asset expenditures. This integrated financial model goes beyond forecasting financial statements by incorporating cash flow coverage forecasts, covenant compliance tests, valuation matrices, and an executive summary, which details investment-specific terms. Financial risk assessment allows us to evaluate a prospect based on our pre-established risk acceptance criteria.

   We also assess the intangible attributes of a transaction typically embodied in a prospect's management's track record, business plan, judgments about its products and other subjective characteristics that may significantly affect the ultimate risk of a transaction. This assessment entails a subjective consideration of the quantitative and qualitative attributes of a prospect considered in the context of its industry sector rather than an assessment based exclusively on past historical financial performance. Quantitative attributes we evaluate include sector-specific comparisons such as cash flow margins, product and cash flow diversification, revenue growth rates, cost structure and other operating benchmarks that are derived from historical financial statements.

Qualitative attributes we evaluate may include management skill and depth, industry risk, substitution risk, cyclicality, geographic diversification, facilities infrastructure, administration requirements and product quality and ranking. Based on this assessment, we assign a low, medium or high volatility factor to the prospect.

   Investment Structure. In underwriting prospective customers, we also focus on investment structure, payment priority, collateral or asset value, tenor, and financial support from guarantors and other credit enhancements. We use loan structure to mitigate the higher risk associated with a higher volatility factor by requiring better financial and collateral coverage thresholds for those prospects. In most of our loans, we receive a perfected, first priority security interest in substantially all of our customers' assets, which entitles us to a preferred position on payments in the event of liquidation, and a pledge of the equity by the equity owners. In addition, we structure loan covenants to assist in the management of risk. Our loan documents ordinarily include affirmative covenants that require the customers to take specific actions such as periodic financial reporting, notification of material events and compliance with laws, restrictive covenants that prevent customers from taking a range of significant actions such as incurring additional indebtedness or making acquisitions without our consent, covenants requiring the customer to maintain or achieve specified financial ratios such as cash flow leverage, interest coverage and fixed charge coverage, and operating covenants requiring them to maintain certain operational benchmarks such as minimum revenue or minimum cash flow. Our loan documents also contain customary events of default such as non-payment, breach of representation, breach of covenant, insolvency and change of control. Our direct equity investments at the time they are made are typically pari passu with or senior to the customers' other equity securities.

  Flexible Funding

   We recognize that growth-oriented companies regularly make corporate development decisions that impact their financial performance, valuation and risk profile. Often these decisions can favorably impact enterprise value at the expense of short-term financial performance. Our "flexible funding" strategy allows us to adjust the return on our capital through risk-based pricing grids that account for shifts in the customer's financial performance associated with these decisions. Our loan structures take into account our customers' potentially varying financial performance so that customers can retain access to committed capital at different stages in their growth and development. We calculate rates of return based on a combination of up-front fees, current and deferred interest rates and residual values in the form of equity interests, such as warrants, appreciation rights or future contract payments. Our internal rates of return on invested capital and the customer's cost of debt capital are generally highest when our customer utilizes high levels of leverage.

   We believe that this method of flexible performance-based pricing allows our customers to build a long-term relationship with us as a preferred provider. We also believe our approach presents debt as a viable alternative to raising additional equity, which permits our customers to avoid the permanently dilutive effect on existing equity holders associated with equity financing transactions.

   Our loans typically include a variable interest rate component designed to reflect credit risk, which allows the interest rates our customers pay to increase or decrease automatically based on changes in their operating and financial performance. For example, if a customer fails to achieve the operating or financial performance targets set forth in the loan agreement, the interest rate payable on our loan typically increases automatically to reflect the increased credit risk. Conversely, if the customer outperforms, the interest rate payable would typically decrease to reflect our decreased credit risk. However, in such a scenario, our decrease in interest income as a result of the favorable interest rate adjustment is likely to be offset for certain loans by increases in the value of our upside investments, such as warrants, stock appreciation rights or direct equity investments.

  Investment Approval Process

   Our credit committee approves all of our investments, while the investment committee of our board of directors also must approve some investments. The four members of our credit committee are Bryan J. Mitchell, our Chairman and Chief Executive Officer, Steven F. Tunney, our President and Chief Operating Officer, Robert

J. Merrick, our Chief Credit Officer and B. Hagen Saville, one of our Executive Vice Presidents. Credit committee approval requires the approval of Mr. Merrick and two of the three other members of the credit committee. The investment committee of our board must approve loans to any customer exceeding $10 million and all equity investments.

  Loan Servicing

   After a loan is approved and funded, the underwriting team, along with the loan administration group and the compliance group, remain involved in the transaction by reviewing covenant compliance and quarterly financial performance and by collecting additional industry sector data for inclusion in our databases.

   Loan Administration Group. This group administers the loans on our loan administration system and is responsible for:

    . funding the loans in accordance with the credit committee's and, if applicable, investment committee's approval;
    .  recording the loans into our loan administration system;
    . ensuring that billing and collections are done in an accurate and timely fashion;
    .  collecting on past due accounts; and
    .  maintaining the collateral that is in our possession.

   Compliance Administration Group. This group tracks covenant compliance and oversees a monthly review of our critical functions to ensure adherence with our internal policies and procedures. The compliance administration staff is responsible for:

    . reviewing the credit agreement to ensure that the final loan documents reflect the terms approved by the credit committee and, if applicable, the investment committee and advising the credit committee of any deviations;
    . ensuring that the customer compliance package is prepared in accordance with the loan covenant requirements;
    . inputting the customer's financial statements into our tracking schedules and entering the loan covenants into the covenant tracking system;
    .  ensuring the mathematical accuracy of all covenant requirements;
    . reviewing the customer's financial statements to ensure that the customer performs in accordance with our expectations;
    . reporting all covenant violations, loan amendments and covenant waivers to the credit committee;
    . plotting the customer's actual performance against our risk acceptance criteria grids each quarter to ensure that the risk rating is still appropriate; and
    . preparing annual reviews and quarterly collateral valuation updates for each customer.

   Loan Monitoring and Restructuring Procedures. We monitor individual customer's financial trends in order to assess the appropriate course of action for each customer and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual investment on a quarterly and, in some cases, a monthly basis. Because we are a provider of long-term privately negotiated investment capital to high-growth companies, we do not believe contract exceptions are necessarily an indication of credit quality or the need to pursue remedies or an active workout of a portfolio investment.

   When principal and interest on a loan is not paid within the applicable grace period, our loan administration group will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment and will begin to more actively monitor the investment. We will formulate strategies to optimize the resolution process and begin the process of restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any enhanced risk, we receive appropriate compensation from the customer in connection with a restructuring. During the process of monitoring a loan in default, we will in appropriate circumstances send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may determine to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings.

   When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and stop recognizing interest income on that loan until all principal has been paid. However, we will make exceptions to this policy if the investment is well secured and in the process of collection. For federal income tax purposes, this interest income is included in taxable income.

  Portfolio Overview

   Our investments consist primarily of senior secured commercial loans. We intend to increase gradually our level of subordinated debt and equity-based investments. However, a substantial majority of our portfolio will continue to consist of investments in senior secured commercial loans. Some of our loans include warrants, options, success fees and other equity-like features. At December 31, 2001, our largest customer represented approximately 3.9% of the total fair value of our investments and our 10 largest customers represented approximately 30.8%. Our customer base includes primarily small- and medium-sized private companies in the communications, information services, media, and technology industry sectors. The proceeds of the loans to these companies are generally used for buyouts, growth, acquisitions, liquidity, refinancings and restructurings. In addition, we have occasionally made loans to individuals who are principals in these companies where the proceeds are used by or in connection with the operations or capitalization of such companies. Our debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 400 to 1400 basis points above LIBOR, in some cases, a portion of which may be deferred. The weighted average interest coupon yield of our portfolio at December 31, 2001 was 9.2%. In the future, we also intend to invest in subordinated secured debt instruments, which we expect will provide for a contractual rate of interest between 14% and 25%, in some cases, a portion of which may be deferred. Our loans generally have stated maturities at origination that range from 3 to 7 years. The weighted average maturity of our entire loan portfolio at December 31, 2001 was approximately 5.7 years. The weighted average maturity of our loan portfolio excluding our investments in the newspaper sub-sector was 4.6 years. Our customers typically pay us an origination fee based on a percentage of the commitment amount, and in most instances our customers are permitted to prepay our loans without penalty. They also often pay us a fee based on any undrawn commitments.

   At December 31, 2001, approximately 50% of our loans had associated warrants or options to purchase warrants, appreciation rights or other equity interests or other provisions designed to provide us with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. In some cases, some or all of the deferred interest may be exchanged as the exercise price for the option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow us to register the securities after a public offering. We intend to continue to obtain equity and equity-like instruments with similar features from our customers.

   In most cases, the warrants and options to purchase warrants have a put right that requires the customer to repurchase our equity position after a specified period of time at its market value or at a formula price generally designed to approximate its market value. The warrants and options to purchase warrants also typically contain customary anti-dilution protection and preemptive rights. Many of the warrants also give us the right to obtain a seat on the customer's board of directors if and when we exercise the warrants. The warrants and options to purchase warrants are generally freely transferable in accordance with applicable law, although some of the warrants and options to purchase warrants contain rights of first refusal and restrictions on transfers to competitors. We expect that we will generally have similar rights with respect to equity and equity-like investments we make in the future.

  Investment Rating System

   In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. We use the following 1 to 5 investment rating scale. Below is a description of the conditions associated with each investment rating.

Rating Summary Description
------ -------------------
  1... Capital gain expected
  2... Full return of principal and interest or dividend expected with customer performing in accordance with plan
  3... Full return of principal and interest or dividend expected but customer requires closer monitoring
  4... Some loss of interest or dividend expected but still expecting an overall positive internal rate of return on the investment
  5... Loss of interest or dividend and some loss of principal investment expected which would result in an overall negative internal rate of return on the investment

   We monitor and, when appropriate, recommend changes to investment ratings. Our president and chief credit officer review the recommendations and affirm or change the investment ratings at least quarterly.

   The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2001:

                                    Distribution of Portfolio by
                                         Investment Rating
                                           (in thousands)
                                    ---------------------------
                                     Fair Value at December 31,
                                                2001
                                    ---------------------------
                  Investment Rating   Amount      % of Portfolio
                  -----------------  --------     --------------
                          1........ $135,230           21.9%
                          2........  275,055           44.5
                          3........  158,595           25.7
                          4........   46,726            7.6
                          5........    1,597            0.3
                                     --------          ----
                                    $617,203            100%
                                     ========          ====

                                  COMPETITION

   We compete with a large number of financial services companies, including specialty and commercial finance companies, commercial banks and private mezzanine funds, and other sources of financing such as private equity funds, venture capital companies, investment banks and other equity and non-equity based investment funds. Although we do not have a direct competitor that competes in all of our product lines and geographic regions, we compete with financial services companies who target some of our chosen industry sectors or geographic areas, or who may only provide corporate finance services to larger companies. Some of the companies we have competed with in the past include community banks that are located in our customers' and targeted prospects' home markets. These community banks typically do not focus on our target industry sectors. We also compete against regional and national financial institutions. These include banks such as FleetBoston Financial Corporation, Union Bank of California, Comerica Bank, Silicon Valley Bank and Wells Fargo & Company; commercial finance companies such as Coast Business Credit; and finance subsidiaries of large industrial corporations such as General Electric Capital Corporation, The CIT Group and Textron Financial Corporation.

   We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make senior secured commercial loans with interest rates that are comparable to or lower than the rates we offer. We believe we compete based on:

    . our insight into our customers' business needs that we derive from information, analytics and effective interaction between our customers' decision makers and our knowledgeable professionals; and

    . our offering of capital coupled with an expanded range of corporate finance services and information products designed to enhance our customers' business prospects.

                               OUR SUBSIDIARIES

   We conduct some of our activities through our wholly owned subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC and MCG Finance III, LLC. From time to time, MCG Finance I may originate or be the holder of certain loans and investments we make.

   We originate loans and sell them to MCG Finance II, a wholly owned special purpose finance subsidiary. MCG Finance II in turn sells the loans to MCG Master Trust, a Delaware business trust we formed in connection with the securitization facility we established in June 2000. The loans MCG Finance II sells to MCG Master Trust must satisfy specific criteria, including commitment amount, sector and sub-sector concentration, credit risk, collateral and payment performance. These criteria are established in our loan agreements and credit policy and lending standards. These transactions are structured as on-balance sheet securitizations for accounting purposes.

   We also originate loans and sell them to MCG Finance III, another wholly owned special purpose finance subsidiary. MCG Finance III in turn sells the loans to MCG Commercial Loan Trust 2001-1, a Delaware business trust we formed in connection with the securitization facility we established in December 2001. These transactions are structured as on-balance sheet securitizations for accounting purposes.

                              INVESTMENT POLICIES

   The following restrictions are our only "fundamental" policies, which are policies that may not be changed without the approval of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act.

   We will not:

    . act as an underwriter of securities of other issuers, except to the extent that we may be deemed an "underwriter" of securities (i) purchased by us that must be registered under the 1933 Act before they may be offered or sold to the public, or (ii) in connection with offerings of securities by our portfolio companies;

    . purchase or sell real estate or interests in real estate or real estate investment trusts, except that we may purchase and sell real estate or interests in real estate in connection with the orderly liquidation of or pursuit of remedies with respect to investments and we may own the securities of companies or participate in a partnership or partnerships that are in the business of buying, selling or developing real estate or we may own real estate for our own uses;

    .  sell securities short in an uncovered position;

    . write or buy uncovered put or call options, except to the extent of options, warrants or conversion privileges in connection with our loans or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances;

    . engage in the purchase or sale of commodities or commodity contracts, including futures contracts, except for purposes of hedging in the ordinary course of business or where necessary in working out distressed loan or investment situations; or

    . acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in any securities issued by, any other investment company, except if we acquire them as part of a merger, consolidation or acquisition of assets or if they result from a sale of a portfolio company, or otherwise as permitted under the 1940 Act.

   Accordingly, all of the other investment and lending guidelines set by our board of directors or any committees, including our investment objective to achieve current income and capital gains, are not fundamental. Therefore, our board may change them without notice to or approval by our stockholders, but any change may require the consent of our lenders.

   Other than the restriction pertaining to the issuance of senior securities discussed earlier, the percentage restrictions on investments generally apply at the time a transaction is effected. A subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction.

   We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we may not acquire any assets, other than non-investment assets necessary and appropriate to our operations as a business development company, if after giving effect to such acquisition the value of our "qualifying assets" is less than 70% of the value of our total assets.

   We propose to concentrate our investments in the communications, information services, media, and technology industry sectors. From time to time, we may add new sectors or subsectors.

   We may issue senior securities to the extent permitted by the 1940 Act for the purpose of making investments, as long as we meet a coverage ratio of total assets to total senior securities of at least 200% after each issuance of senior securities. Senior securities include all of our borrowings and any preferred stock we may issue in the future.

   In connection with our 2002 Annual Meeting of Stockholders, we are seeking stockholder approval to eliminate the fundamental nature of the investment policies, as noted above.

                                   EMPLOYEES

   As of December 31, 2001, we employed 57 employees in our three offices, including investment and portfolio management professionals, operations professionals, legal counsel, and administrative staff. Of the 57 employees, 44 are based in our Arlington, Virginia office, 6 are based in our Boston, Massachusetts office and 7 are based in our Richmond, Virginia office. We believe that our relations with our employees are good.

                       CERTAIN U.S. FEDERAL TAX MATTERS

   Until December 31, 2001, we were subject to tax as an ordinary corporation under Subchapter C of the Internal Revenue Code. We will elect, effective as of January 1, 2002, to be taxed for federal income tax purposes as a "regulated investment company" or "RIC" under Subchapter M of the Internal Revenue Code. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which will allow us to substantially reduce or eliminate our corporate-level tax liability.

   One requirement to qualify as a RIC is that, by December 31, 2002, we must eliminate the earnings and profits accumulated while we were taxable under Subchapter C. We accomplished this by declaring in the fourth quarter of 2001, and paying to our stockholders in the first quarter of 2002, a cash dividend of $0.86 per share, representing all of our accumulated earnings and profits for the period from our inception through December 31, 2001. The dividend is in addition to the dividends we intend to pay (or be deemed to have distributed) during 2002 equal to our net income for 2002.

                  Taxation as a Regulated Investment Company

   If we:

    .  qualify as a RIC, and

    . distribute each year to stockholders at least 90% of our "investment company taxable income" (which is defined in the Internal Revenue Code generally as ordinary income plus net short-term capital gains over net long-term capital losses), and 90% of any ordinary pre-RIC built-in gains we recognize between January 1, 2002 and December 31, 2011, less our taxes on those gains (collectively, the "90% distribution requirement"), we will not be subject to U.S. federal income tax on the portion of our income we distribute to stockholders other than any built-in gain recognized between January 1, 2002 and December 31, 2011.

   We will be subject to a 4% nondeductible U.S. federal excise tax to the extent we do not distribute (actually or on a deemed basis) 98% of our income (both ordinary income and net capital gains). The excise tax will apply to the excess of 98% of our income over the amount of income actually (or deemed) distributed to our stockholders.

   We generally will endeavor in each taxable year to avoid any U.S. federal excise taxes on our earnings. As discussed below, we can satisfy the requirement to distribute 98% of our net capital gain by making a deemed distribution of this amount. (We cannot make deemed distributions of our ordinary income.) We will, however, be subject to U.S. federal income tax at the regular corporate rate on any income or capital gain not actually distributed to our stockholders.

   In order to qualify as a RIC for federal income tax purposes, we must, among other things:

    .  continue to qualify as a business development company under the 1940 Act;

    . derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities; and

    . diversify our holdings so that at the end of each quarter of the taxable year

       . at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and

       . no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and are engaged in the same or similar or related trades or businesses.

   If we fail to satisfy the 90% Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level tax, reducing the amount available to be distributed to our stockholders, and all of our distributions to our stockholders will be characterized as ordinary income (to the extent of our current and accumulated earnings and profits). After January 1, 2002, our corporate-level tax should be substantially reduced or eliminated, and a portion of our distributions or deemed distributions may be characterized as long-term capital gain in the hands of stockholders.

                   Treatment of Pre-Conversion Built-in Gain

   As of January 1, 2002, we held substantial assets (including intangible assets not reflected on the balance sheet, such as goodwill) with "built in gain," which are assets whose fair market value on that date exceeded their tax basis.

   We intend to make an election applicable to a corporation that converts from taxation under Subchapter C to taxation as a RIC to pay corporate level tax on the amount of net built-in gain we recognize within 10 years after the effective date of our election to be treated as a RIC. Any such corporate level tax is payable at the time those gains are recognized (which, generally, will occur when the built-in gain assets are sold or disposed of in a taxable transaction).

   Based on the assets we currently anticipate selling within the ten year period beginning January 1, 2002 and ending December 31, 2011, we expect we may have to pay a built-in gain tax of up to $1.1 million at current corporate tax rates. The amount of this tax will vary depending on the assets that are actually sold by us in this 10-year period and tax rates. Under newly issued Treasury Regulations, recognized built-in gains and losses will generally retain their character as capital gain or ordinary income. Recognized built-in gains and losses that are ordinary income will be included in our investment company taxable income and we must distribute to our stockholders at least 90% of any such built-in gains recognized within the 10 year period, net of the corporate taxes paid by us on the built-in gains. Any such amount distributed will be taxable to stockholders as an ordinary dividend. Recognized built-in gains and losses within the 10 year period, net of taxes, that are capital gains will be distributed or deemed distributed to our stockholders. Any such amount distributed or deemed distributed will be taxable to stockholders as a capital gain.

                 REGULATION AS A BUSINESS DEVELOPMENT COMPANY

   A business development company is regulated by the 1940 Act. It is a unique kind of investment company that primarily focuses on investing in or lending to small private companies and making managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to invest in growing small businesses.

   A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in privately owned small- and medium-sized companies.

   As a business development company, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

    . Securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

       . is organized and has its principal place of business in the U.S., . is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act other than a small business investment company wholly owned by a business development company, and

       . does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

    . Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

    . Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

   To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must offer to make available to the issuer of those securities significant managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide managerial assistance to each portfolio company.

   As a business development company, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

   We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company. Since we made our business development company election, we have not made any substantial change in the nature of our business.

                              PORTFOLIO COMPANIES

   The following table sets forth certain information as of December 31, 2001 regarding each portfolio company in which we had a debt or equity investment. We make available significant managerial assistance to our portfolio companies. No portfolio company accounts for more than 5% of our assets. The general terms of our loans and other investments are described in "Business--Underwriting--Investment Structure," "Business--Flexible Funding" and "Business--Portfolio Overview." Other than these investments, our only relationships with our portfolio companies are:

    . The consulting services we provide separately to the portfolio companies indicated by footnote 6 in the table below, which services are typically ancillary to our investments and which produced aggregate revenues of approximately $1.1 million for the year ended December 31, 2001; and

    . The service by our professionals on the board of directors of the portfolio companies indicated by footnote 8 in the table below.

                                                                                       Fair
                                                      Title of Securities     Cost   Value(2)
                                  Nature of Its           Held by the        ------- --------
       Portfolio Company        Principal Business        Company(1)          (in thousands)
       -----------------        ------------------ ------------------------- ----------------
The Adrenaline Group, Inc.(3)   Technology         Senior Debt               $   750 $   750

                                                   Warrants to purchase
                                                   Common Stock                   --      --
------------------------------- ------------------ ------------------------- ------- --------
Alarm Management II LLC(3)      Security Alarms    Senior Debt                 1,800   1,800
------------------------------- ------------------ ------------------------- ------- --------
Amalfi Coast                    Broadcasting       Senior Debt                13,000  13,000
------------------------------- ------------------ ------------------------- ------- --------
AMI Telecommunications          Telecommunications Senior Debt                10,715  10,715
  Corporation(3)
                                                   Common Stock                  200      --
------------------------------- ------------------ ------------------------- ------- --------
Badoud Enterprises, Inc.(3)     Newspaper          Senior Debt                11,320  11,320
------------------------------- ------------------ ------------------------- ------- --------
Barcom Inc. and U.S. Alarm Inc. Security Alarms    Senior Debt                 3,911   3,911
------------------------------- ------------------ ------------------------- ------- --------
Biznessonline.com, Inc.(3) (4)  Telecommunications Senior Debt                13,529  13,529

                                                   Common Stock                   18      27

                                                   Preferred Stock             2,864     100

                                                   Warrants to purchase
                                                   Common Stock                  253     253
------------------------------- ------------------ ------------------------- ------- --------
Boucher Communications, Inc.(3) Publishing         Senior Debt                 2,450   2,450
                                                   Stock Appreciation Rights      --     297
------------------------------- ------------------ ------------------------- ------- --------
Bridgecom Holdings, Inc.(3)(5)  Telecommunications Senior Debt                17,969  17,969

                                                   Warrants to purchase
                                                   Common Stock                   --      --
------------------------------- ------------------ ------------------------- ------- --------

                                                                                          Fair
                                                        Title of Securities    Cost     Value(2)
                                     Nature of Its          Held by the       -------   --------
                                   Principal Business       Company(1)         (in thousands)
        Portfolio Company         -------------------- ---------------------- ----------------
Brookings Newspapers, L.L.C.(3)   Newspaper            Senior Debt            $ 3,500   $3,500
--------------------------------- -------------------- ---------------------- -------   --------
BuyMedia Inc.(9)                  Radio Advertising    Warrants to purchase

                                  Selling Service      Common Stock                --       42
--------------------------------- -------------------- ---------------------- -------   --------
Cambridge Information Group, Inc.
(3)(5)                            Information Services Senior Debt             19,334    19,334
--------------------------------- -------------------- ---------------------- -------   --------
CCG Consulting, LLC               Consulting           Senior Debt              1,293     1,293

                                                       Warrants to purchase        --       294
                                                       membership interest in
                                                       LLC

                                                       Option to purchase
                                                       additional equity           --        --
--------------------------------- -------------------- ---------------------- -------   --------
Community Media Group, Inc. (3)   Newspaper            Senior Debt             13,505   13,505
--------------------------------- -------------------- ---------------------- -------   --------
Connective Corp.(4)(9)            Publishing           Common Stock                57       13
--------------------------------- -------------------- ---------------------- -------   --------
Corporate Legal Times L.L.C.      Publishing           Senior Debt              4,813     4,813

                                                       Warrants to purchase
                                                       membership interest in
                                                       LLC                        153        86
--------------------------------- -------------------- ---------------------- -------   --------
Costa De Oro Television, Inc.     Broadcasting         Senior Debt              5,011     5,011
--------------------------------- -------------------- ---------------------- -------   --------
Country Media, Inc.               Newspaper            Senior Debt              8,448     8,448

                                                       Common Stock               100       205
--------------------------------- -------------------- ---------------------- -------   --------
Creatas, L.L.C.(3)                Information Services Senior Debt             13,664    13,664
                                                       LLC Interest               100       465
--------------------------------- -------------------- ---------------------- -------   --------
Creative Loafing, Inc.(3)         Newspaper            Senior Debt             16,795    16,795
--------------------------------- -------------------- ---------------------- -------   --------
Crescent Publishing Company LLC   Publishing           Senior Debt             13,700    13,700
--------------------------------- -------------------- ---------------------- -------   --------
Dowden Health Media, Inc.         Publishing           Senior Debt              1,500     1,500
--------------------------------- -------------------- ---------------------- -------   --------
Edgell Communications, Inc.(3)    Publishing           Senior Debt                520       520
--------------------------------- -------------------- ---------------------- -------   --------
                                  Media Investment
The e-Media Club, LLC             Group                LLC Interest               908        90
--------------------------------- -------------------- ---------------------- -------   --------
Executive Enterprise Institute,
LLC(3)(8)                         Business Conference  LLC Interest               301       167
--------------------------------- -------------------- ---------------------- -------   --------
Fawcette Technical Publications   Publishing           Senior Debt             14,787    14,787
Holdings(3)
                                                       Warrants to purchase
                                                       Common Stock               519       519
--------------------------------- -------------------- ---------------------- -------   --------
Financial Technologies Holdings,  Technology           Senior Debt             20,500    20,500
Inc.(3)
                                                       Warrants to purchase
                                                       Common Stock                --        --
--------------------------------- -------------------- ---------------------- -------   --------

                                                                                              Fair
                                                          Title of Securities     Cost      Value(2)
                                       Nature of Its          Held by the       --------    --------
         Portfolio Company           Principal Business       Company(1)         (in thousands)
         -----------------          -------------------- ---------------------- -----------------
Halcyon Business Publications, Inc. Publishing           Senior Debt            $    275    $   275
----------------------------------- -------------------- ---------------------- --------    --------
I-55 Internet Services, Inc.        Telecommunications   Senior Debt               3,623      3,623

                                                         Warrants to purchase
                                                         Common Stock                 --         --
----------------------------------- -------------------- ---------------------- --------    --------
IDS Telecom LLC                     Telecommunications   Senior Debt              17,039     17,039

                                                         Warrants to purchase
                                                         membership interest in
                                                         LLC                         376        637
----------------------------------- -------------------- ---------------------- --------    --------
Images.com, Inc.                    Information Services Senior Debt               2,775      2,775
----------------------------------- -------------------- ---------------------- --------    --------
Information Today, Incorporated     Information Services Senior Debt               7,500      7,500
----------------------------------- -------------------- ---------------------- --------    --------
Intellisec Holdings, Inc(3)         Security Alarms      Senior Debt              14,265     14,265

                                                         Warrants to purchase
                                                         Common Stock                 --         --
----------------------------------- -------------------- ---------------------- --------    --------
Intellisec Holdings, Inc(3)         Security Alarms      Senior Debt              14,265     14,265
----------------------------------- -------------------- ---------------------- --------    --------
Jeffrey A. Stern                    Publishing           Senior Debt                 157        157
----------------------------------- -------------------- ---------------------- --------    --------
JMP Media, L.L.C.                   Broadcasting         Senior Debt              15,781     15,781
----------------------------------- -------------------- ---------------------- --------    --------
Joseph C. Millstone                 Telecommunications   Senior Debt                 500        500
----------------------------------- -------------------- ---------------------- --------    --------
The Joseph F. Biddle Publishing
Company(3)                          Newspaper            Senior Debt              14,207     14,207
----------------------------------- -------------------- ---------------------- --------    --------
Kings III of America, Inc., North
America                             Security Alarms      Senior Debt               4,997      4,997
----------------------------------- -------------------- ---------------------- --------    --------
The Korea Times Los Angeles, Inc.   Newspaper            Senior Debt              11,927     11,927
----------------------------------- -------------------- ---------------------- --------    --------
Manhattan Telecommunications        Telecommunications   Senior Debt              22,975     22,975
  Corporation

                                                         Warrants to purchase        754        644
                                                         Common Stock
----------------------------------- -------------------- ---------------------- --------    --------
McGinnis-Johnson Consulting, LLC    Newspaper            Subordinated Debt         7,828      7,828
----------------------------------- -------------------- ---------------------- --------    --------
Media Central LLP/Primedia          Publishing           Senior Debt              10,000     10,000
----------------------------------- -------------------- ---------------------- --------    --------
                                    Telecommunications
Midwest Towers Partners, LLC(3)     Towers               Senior Debt              16,307     16,307
----------------------------------- -------------------- ---------------------- --------    --------
Miles Media Group, Inc.(3)          Publishing           Senior Debt               7,850      7,850

                                                         Warrants to purchase
                                                         Common Stock                 20        490
----------------------------------- -------------------- ---------------------- --------    --------
Minnesota Publishers, Inc.(3)       Newspaper            Senior Debt              14,250     14,250
----------------------------------- -------------------- ---------------------- --------    --------
Murphy McGinnis Media, Inc.(3)      Newspaper            Senior Debt              14,000     14,000
----------------------------------- -------------------- ---------------------- --------    --------
NBG Radio Networks, Inc.(4)         Broadcasting         Senior Debt               6,298      6,298

                                                         Warrants to purchase
                                                         Common Stock                 --         --
----------------------------------- -------------------- ---------------------- --------    --------

                                                                                           Fair
                                                        Title of Securities    Cost      Value(2)
                                     Nature of Its          Held by the       -------    --------
        Portfolio Company          Principal Business       Company(1)         (in thousands)
        -----------------         -------------------- ---------------------- ----------------
Netplexus Corporation             Technology           Senior Debt            $ 3,500    $ 2,500

                                                       Preferred Stock            766         --

                                                       Warrants to purchase
                                                       Common Stock                --         --
--------------------------------- -------------------- ---------------------- -------    --------

New Century Companies, Inc.(4)(9) Other                Common Stock               157        294

                                                       Preferred Stock             --         42

                                                       Warrants to purchase
                                                       Common Stock                --         33
--------------------------------- -------------------- ---------------------- -------    --------

nii communications, Inc.(3)       Telecommunications   Senior Debt              5,565      5,565

                                                       Common Stock               400        162

                                                       Warrants to purchase
                                                       Common Stock               747        991
--------------------------------- -------------------- ---------------------- -------    --------

New Northwest Broadcasters,
Inc.(3)                           Broadcasting         Senior Debt             10,853     10,853
--------------------------------- -------------------- ---------------------- -------    --------

Newsletter Holdings, LLC(3)       Publishing           Senior Debt              1,340      1,340
--------------------------------- -------------------- ---------------------- -------    --------

NOW Communications, Inc.(3)       Telecommunications   Senior Debt              4,367      4,367

                                                       Warrants to purchase
                                                       Common Stock                --         --
--------------------------------- -------------------- ---------------------- -------    --------

Pacific-Sierra Publishing, Inc.   Newspaper            Senior Debt             24,160     24,160
--------------------------------- -------------------- ---------------------- -------    --------

Pfingsten Publishing, LLC(3)      Publishing           Senior Debt             10,250     10,250
--------------------------------- -------------------- ---------------------- -------    --------

Powercom Corporation(3)           Telecommunications   Senior Debt              3,917      3,917

                                                       Warrants to purchase
                                                       Common Stock               139        105
--------------------------------- -------------------- ---------------------- -------    --------

R.R. Bowker LLC                   Information Services Senior Debt             15,000     15,000

                                                       Warrants to purchase
                                                       Common Stock               882        882
--------------------------------- -------------------- ---------------------- -------    --------

Rising Tide Holdings LLC(3)       Publishing           Senior Debt              3,097      1,597

                                                       Warrants to purchase
                                                       membership interest in
                                                       LLC                         --         --
--------------------------------- -------------------- ---------------------- -------    --------

Robert N. Snyder                  Information Services Senior Debt              1,300      1,300
--------------------------------- -------------------- ---------------------- -------    --------

Sabot Publishing, Inc.(3)         Publishing           Senior Debt              9,800      9,800
--------------------------------- -------------------- ---------------------- -------    --------

                                                                                           Fair
                                                        Title of Securities    Cost      Value(2)
                                     Nature of Its          Held by the       -------    --------
        Portfolio Company          Principal Business       Company(1)         (in thousands)
        -----------------         -------------------- ---------------------- ----------------

Stonebridge Press, Inc.(3)        Newspaper            Senior Debt            $ 5,473    $ 5,473
--------------------------------- -------------------- ---------------------- -------    --------
Sunshine Media Corp.(3)           Publishing           Senior Debt             13,094     13,094

                                                       LLC Interest Class A       500        553

                                                       Warrants to purchase
                                                       membership interest in
                                                       LLC Class B                 --         --
--------------------------------- -------------------- ---------------------- -------    --------
Talk America Holdings, Inc.(3)(4) Telecommunications   Senior Debt             17,500     17,500
  (5)

                                                       Common Stock             1,050        482

                                                       Warrants to purchase
                                                       Common Stock                25         --
--------------------------------- -------------------- ---------------------- -------    --------
TGI Group, LLC                    Information Services Senior Debt              7,920      7,920

                                                       Warrants to purchase
                                                       membership interest in
                                                       LLC                        126         23
--------------------------------- -------------------- ---------------------- -------    --------
THE Journal, LLC                  Publishing           Senior Debt              3,196      2,100
--------------------------------- -------------------- ---------------------- -------    --------
Tower Resource Management,        Telecommunications   Senior Debt              1,573      1,573
  Inc.(3)                         Towers

                                                       Warrants to purchase
                                                       Common Stock                --         --
--------------------------------- -------------------- ---------------------- -------    --------
Unifocus, Inc.(3)                 Information Services Senior Debt              3,300      3,300

                                                       Warrants to purchase
                                                       Equity                     139        369
--------------------------------- -------------------- ---------------------- -------    --------
UMAC, Inc.(8)(9)(10)              Publishing           Common Stock             8,360      8,360
--------------------------------- -------------------- ---------------------- -------    --------
ValuePage Holdings, Inc.(3)       Telecommunications   Senior Debt             13,105      8,472
--------------------------------- -------------------- ---------------------- -------    --------
VS&A-PBI Holding LLC(3)           Publishing           Senior Debt             12,375     12,375

                                                       LLC Interest               500         --
--------------------------------- -------------------- ---------------------- -------    --------
WirelessLines, Inc.(3)            Telecommunications   Senior Debt              6,150      6,150

                                                       Warrants to purchase
                                                       Common Stock                --         --
--------------------------------- -------------------- ---------------------- -------    --------
Witter Publishing Corporation     Publishing           Senior Debt              2,747      2,747

                                                       Warrants to purchase
                                                       Common Stock                78         76
--------------------------------- -------------------- ---------------------- -------    --------
Working Mother Media, Inc.(7)(8)  Publishing           Senior Debt              6,718      6,718

                                                       Preferred Stock          4,499      4,499

                                                       Common Stock                 1          1
--------------------------------- -------------------- ---------------------- -------    --------
Wyoming Newspapers, Inc.(3)       Newspaper            Senior Debt             12,563     12,563
--------------------------------- -------------------- ---------------------- -------    --------


(1)  Some of the warrants listed are structured as options to purchase warrants. Such options are freely exercisable by us at any time.
(2)  Fair value refers to market value or fair value, as appropriate.
(3)  Some of the listed securities are issued by affiliates of the listed portfolio company.
(4)  This is a public company.
(5)  We provide consulting services to this portfolio company.
(6)  Intentionally omitted.
(7)  In August 2001, we foreclosed on the assets of MacDonald Communication Corporation and transferred them to
      Working Mother Media, Inc. (formerly WMAC, Inc.), a majority owned subsidiary of MCG Finance I, LLC
      (formerly MCG Finance Corporation).
(8)  We hold a board position(s) in this portfolio company.
(9)  Non-income producing.
(10) In September 2001, we foreclosed on the assets of Upside Media, Inc. and transferred them to UMAC, Inc., a wholly owned subsidiary of MCG Finance I, LLC (formerly MCG Finance Corporation).

                       DETERMINATION OF NET ASSET VALUE

   We intend to determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At the time of this filing, we do not have any preferred stock outstanding.

   Portfolio assets for which market prices are available are valued at those prices. However, most of our assets were acquired in privately negotiated transactions and have no readily determinable market values. They are carried at fair value as determined by our board of directors. The valuation committee of our board of directors will review our loans and investments and will make recommendations to our board of directors.

   As a general rule, we do not value our loans above cost, but loans will be subject to depreciation events when the asset is considered impaired. Also, our valuation of our equity securities may increase if circumstances warrant. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally are valued at the prevailing bid price on the valuation date. However, restricted and unrestricted publicly traded securities may be valued at discounts from the public market value due to restrictions on sale, the size of our investment or market liquidity concerns. A substantial portion of our assets consist of securities carried at fair value determined by our board of directors. Determination of fair value involves subjective judgments and the resultant values may not represent amounts at which investments could be bought or sold in an independent third party transaction and the difference could be material.

Item 2.  Properties

   Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. We lease approximately 23,480 square feet of office space in Arlington, Virginia for our corporate headquarters under a lease expiring July 31, 2002. We also lease office space in Boston, Massachusetts and Richmond, Virginia.

Item 3.  Legal Proceedings

   Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of our business, as of December 31, 2001, we were not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   On October 12, 2001, we held an Annual Meeting of Stockholders to elect our directors. The following individuals were elected by the following vote as directors to serve on our Board of Directors until their successor is duly elected and qualified:

                                              Percentage  Total Vote
                                   Total Vote  of Class    Withheld
                                    For Each  Entitled to From Each
           Name                     Director     Vote      Director
           ----                    ---------- ----------- ----------
           Bryan J. Mitchell...... 11,894,953    99.17%       --
           Robert J. Merrick...... 11,894,953    99.17        --
           Wallace B. Millner, III 11,894,953    99.17        --
           Steven F. Tunney....... 11,894,953    99.17        --
           Joseph P. DiSabato.....  6,816,066    99.78        --
           Joseph Gleberman.......  6,816,066    99.78        --
           Norman W. Alpert.......  4,700,000      100        --
           Todd N. Khoury.........  4,700,000      100        --
           Michael A. Pruzan......  4,700,000      100        --

   In connection with our initial public offering and pursuant to our certificate of incorporation in effect prior to our initial public offering, Messrs. Mitchell, Merrick, Millner and Tunney were elected by our Class A, Class B and Class E common stockholders; Messrs. DiSabato and Gleberman were elected by our Class A stockholders and Messrs. Alpert, Khoury and Pruzan were elected by our Class E stockholders.

   During the fourth quarter of 2001, prior to the completion of our initial public offering, our stockholders executed written consents approving the following transactions:

   On October 31, 2001, our common stockholders acted by majority written consent for the purpose of approving (i) our Restated Certificate of Incorporation to be effective immediately prior to the consummation of our initial public offering; (ii) our Restated Certificate of Incorporation to be effective upon the consummation of our initial public offering; (iii) the Recapitalization and Transaction Agreement between us and certain stockholders in connection with our initial public offering; and (iv) our Amended and Restated Bylaws. The holders of 11,575,387 shares of common stock or 91.35% of our outstanding shares of common stock approved these actions.

   On October 31, 2001, our Class A and Class E stockholders acted by majority written consent for the purpose of approving (i) the initial public offering of our common stock; (ii) our Restated Certificate of Incorporation to be effective immediately prior to the consummation of our initial public offering
(iii) our Restated Certificate of Incorporation to be effective upon consummation of our initial public offering; (iv) the Recapitalization and Transaction Agreement between us and certain stockholders in connection with our initial public offering; (v) our election to be a closed-end investment company and business development company; (vi) our election to withdraw as a closed-end investment company; (vii) the issuance of 1,539,851 shares of our common stock in connection with the termination of our stock option plan;
(viii) our election to be regulated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended; and (ix) the incorporation of two wholly-owned subsidiaries of MCG Finance I, LLC (formerly MCG Finance Corporation), one of our subsidiaries, for the purpose of working out, restructuring and/or foreclosing upon our loans to two entities. The holders of 6,496,500 Class A shares, or 95.10% of our outstanding Class A shares approved these actions and the holders of 4,666,667 Class E shares or 99.29% of our outstanding Class E shares approved these actions.

   On October 31, 2001, our Class B and Class D stockholders acted by majority written consent for the purpose of approving (i) our Restated Certificate of Incorporation to be effective immediately prior to the consummation of our initial public offering and (ii) our Restated Certificate of Incorporation to be effective upon consummation of our initial public offering. The holders of 378,887 Class B shares or 81.85% of our outstanding Class B shares approved the above referenced transactions and the holders of 677,934 Class D shares or 100% of our outstanding Class D shares approved these actions.

   On November 19, 2001, our common stockholders acted by majority written consent for the purpose of approving the classification of our Board of Directors into the following three classes: (i) directors whose terms expire at the annual meeting of the stockholders in 2002, Robert J. Merrick, Wallace B. Millner, III and Bryan J. Mitchell; (ii) directors whose terms expire at the annual meeting of the stockholders in 2003, Jeffrey M. Bucher, Kenneth J. O'Keefe and Michael A. Pruzan; and (iii) directors whose terms expire at the annual meeting of the stockholders in 2004, Norman W. Alpert, Joseph H. Gleberman and Steven F. Tunney. The holders of 11,575,387 shares of common stock or 91.35% of our outstanding shares of common stock approved these actions.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

                          PRICE RANGE OF COMMON STOCK

   Our common stock is traded on the Nasdaq National Market under the symbol "MCGC." We completed our initial public offering of common stock in December 2001 at the price of $17 per share. Prior to such date there was no public market for our common stock.

   The following table sets forth the range of high and low closing prices of our common stock as reported on the Nasdaq National Market and the dividends declared by the Company for the fourth quarter of 2001. We declared a dividend consisting of a fourth quarter dividend and an earnings and profit dividend that was paid on January 31, 2002 to stockholders of record on January 22, 2002.

                                                       Price Range    Cash
                                                      ------------- Dividend
                                                       High   Low   Per Share
                                                      ------ ------ ---------
   Fiscal 2001
      Fiscal 2001 Fourth quarter ended December 31
      (beginning November 29, 2001).................. $17.80 $14.95   $0.86

   As of March 28, 2002, we had approximately 104 shareholders of record.

                    RECENT SALES OF UNREGISTERED SECURITIES

   During our last fiscal year, we issued 2,239,781 shares of our common stock pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering, or under Rule 701 thereunder. Of the total 2,239,781 shares, 1,539,851 shares of our common stock were issued prior to the completion of our initial public offering in connection with the termination of all options outstanding under our stock option plan; 6,000 shares of our common stock were issued prior to the completion of our initial public offering to three directors in connection with their service on our board of directors; 68,930 shares of our common stock were issued prior to the completion of our initial public offering to one of our investors for the termination of all of its outstanding warrants to purchase shares of our common stock; and 625,000 shares of our common stock were issued in a private offering concurrent with our initial public offering.

                                DIVIDEND POLICY

   We intend to make quarterly distributions to holders of our common stock. The amount of our quarterly distributions will be determined by our board of directors. We intend to distribute to our stockholders all of our income, except for certain net capital gains. We intend to make deemed distributions to our stockholders of any retained net capital gains. We declared an aggregate dividend of $0.86 per share in December 2001 consisting of a dividend of $0.25 per share for the fourth quarter of 2001 and an additional dividend of $0.61 per share representing the distribution of substantially all of our earnings and profits since inception.

   Our ability to make distributions will be limited by asset coverage requirements under the 1940 Act. Covenants and provisions in our credit facilities currently limit the ability of MCG Finance II, LLC, MCG Finance III, LLC and our securitization trusts to make distributions to MCG Capital, which could affect our ability to make distributions to our stockholders and to maintain our status as a regulated investment company.

Item 6.  Selected Financial Data

   The selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. As discussed in Note A to the Consolidated Financial Statements we completed an initial public offering and concurrent private offering of our common stock on December 4, 2001. The results of operations for 2001 are divided into two periods, the "Post-IPO as a Business Development Company" period and "Pre-IPO prior to becoming a Business Development Company" period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to December 1, 2001 are not comparable to the period commencing on December 1, 2001 and are not expected to be representative of our financial results in the future. On January 1, 2001, we adopted the provisions of Financial Accounting Standards Board Statements ("SFAS") No. 133 and 138, "Accounting for Derivative Instruments and Hedging Activities". As a result of the changes, the financial results for periods prior to January 1, 2001 are not comparable to the period commencing on January 1, 2001 and are not expected to be representative of the financial results of the Company in the future.

                                Post-IPO as a
                                  Business                                                          Predecessor as
                                 Development               Pre-IPO prior to becoming a              a division of
                                   Company                Business Development Company               Signet Bank
                                ------------- ----------------------------------------------------- --------------
                                  One Month   Eleven Months                           June 25, 1998   January 1,
                                    Ended         Ended      Year Ended   Year Ended     through         1998       Year Ended
                                December 31,  November 30,  December 31, December 31, December 31,     through     December 31,
 (Dollars in thousands except       2001          2001          2000         1999         1998      June 24, 1998      1997
       per share data)          ------------- ------------- ------------ ------------ ------------- -------------- ------------
Income Statement Data:
Operating income...............   $  6,012       $65,789      $ 63,750     $ 28,429     $ 10,256        $9,975       $ 22,276
Income (loss) before cumulative
 effect of accounting changes..     (2,270)        8,779        14,071        5,783          800         1,966          2,744
Net (decrease) increase in
 stockholders' equity resulting
 from earnings (loss)/net
 income (loss).................     (6,742)       10,556        14,071        5,783          800         1,974          3,077

Per Common Share Data:
Income (loss) before cumulative
 effect of accounting changes
 per common share--basic
 and diluted...................   $  (0.08)      $  0.69      $   1.35     $   0.87     $   0.13            (a)            (a)
Net income (loss) per common
 share--basic and diluted......      (0.25)         0.83          1.35         0.87         0.13            (a)            (a)
Net asset value per common
 share.........................      12.46         13.31         12.54        10.01         9.10            (a)            (a)
Dividends per common share.....       0.86            --            --           --           --            (a)            (a)

Selected Period-End Balances:
Total investment portfolio.....   $605,069            (a)     $490,892     $301,963     $180,865            (a)      $232,868
Total assets...................    673,066            (a)      526,493      326,314      199,432            (a)       237,267
Borrowings.....................    287,808            (a)      356,833      248,217      138,785            (a)       183,537

Other data:
Number of portfolio companies..         74            (a)           70           52           37            (a)            43
Number of employees                     57            57            46           33           27            (a)            (a)

--------
(a) Certain information in the "Pre-IPO prior to becoming a Business Development Company" and "Predecessor as a division of Signet Bank" periods are not meaningful for comparative purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report. The Annual Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) an economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets,
(2) an economic downturn could disproportionately impact the communications, information services, media and technology industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors, (3) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (4) interest rate volatility could adversely affect our results and (5) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-K's, Form 10-Q's and Form 8-K's. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

                                   Overview

   MCG Capital Corporation is a solutions-focused financial services company providing financing and advisory services to companies throughout the United States in the communications, information services, media and technology industry sectors. On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million. Upon completion of these offerings, we became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. We will elect, effective as of January 1, 2002, to be taxed as a regulated investment company for U.S. federal income tax purposes. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

   The results of operations for 2001 are divided into two periods. The eleven-month period from January 1, 2001 through November 30, 2001 reflects our results prior to operating as a business development company under the Investment Company Act of 1940. The one-month period from December 1, 2001 through December 31, 2001 reflects our results as a business development company under the Investment Company Act of 1940, including a one-time conversion adjustment. The principal differences between these two periods relate to accounting for investments and income taxes. See Note A to our Consolidated Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

   We were formed by our management and affiliates of Goldman, Sachs & Co. to purchase a loan portfolio and certain other assets from First Union National Bank in a management buyout that was completed on June 24, 1998. Prior to this purchase, we conducted our business as a division of Signet Bank. This separate division was known as the media communications group. Signet Banking Corporation, the parent of Signet Bank, was acquired by First Union Corporation (now Wachovia Corporation) on November 28, 1997.

                    Portfolio Composition and Asset Quality

   Our primary business is lending to and investing in businesses, primarily in the communications, information services, media, and technology industry sectors, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. We intend to increase gradually our level of subordinated debt and equity-based investments. However, a substantial majority of our portfolio will continue to consist of investments in senior secured commercial loans. The total portfolio value of investments in publicly traded and non-publicly traded securities was $617.2 million, $510.9 million, and $313.4 million at December 31, 2001, 2000, and 1999, respectively. The increase in the value of investments during each period was primarily attributable to originated senior debt securities. See Note A to our consolidated financial statements for further discussion of investment valuations.

   Total portfolio investment activity as of and for the years ended December 31, 2001, 2000, and 1999 was as follows: (Dollars in millions)

                                   December 31,  December 31, December 31,
                                     2001 (a)      2000(a)      1999(a)
      (Dollars in millions)        ------------  ------------ ------------
      Beginning Portfolio.........    $510.9        $313.4       $184.2
      Originations/Draws/Purchases     167.6         258.1        164.5
      Pay-offs/Sales of Securities     (33.0)        (62.8)       (39.1)
      Charge-offs/Write-downs.....     (14.8)(b)      (0.5)          --
      Realized Gains (Losses).....      (1.7)          2.1          3.8
      Unrealized Gains (Losses)...     (11.8)          0.6           --
                                      ------        ------       ------
      Ending Portfolio............    $617.2        $510.9       $313.4
                                      ======        ======       ======

--------
(a) Balances prior to our election to be regulated as a business development company primarily include amounts at cost.
(b) Represents $14.8 million of loan charge-offs against the allowance for loan losses previously provided for prior to our election to be regulated as a business development company. We had provided for loan losses of $20.3 million from inception through November 30, 2001 including $2.0 million of allowance recorded in the asset acquisition on June 24, 1998.

   The majority of our commercial loans are senior secured loans. The majority of our non-loan investments are either warrants to acquire equity interests or direct equity investments. The receipt of warrants allows us to participate in positive changes in the value of the portfolio company, while minimizing the amount of upfront cost to us. The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2001, 2000 and 1999:

                              December 31, December 31, December 31,
                                  2001         2000         1999
                              ------------ ------------ ------------
            Senior Debt......     95.3%        96.8%        93.7%
            Subordinated Debt      1.2          1.4          2.0
            Equity...........      3.5          1.8          4.3
                                 -----        -----        -----
                                 100.0%       100.0%       100.0%
                                 =====        =====        =====

   Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our Board of Directors on a quarterly basis. As of December 31, 2001, unrealized depreciation on investments totaled $11.2 million.

   In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. We use the following 1 to 5 investment rating scale. Below is a description of the conditions associated with each investment rating:

Investment
  Rating    Summary Description
  ------    -------------------
    1      Capital gain expected
    2      Full return of principal and interest or dividend expected with customer performing in accordance with plan
    3      Full return of principal and interest or dividend expected but customer requires closer monitoring
    4      Some loss of interest or dividend expected but still expecting an overall positive internal rate of return on the investment
    5      Loss of interest or dividend and some loss of principal investment expected which would result in an overall negative internal rate of return on the investment

   The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2001:

                Distribution of Portfolio by Investment Rating

                    Investment Rating Amount % of Portfolio
                    ----------------- ------ --------------
                             (Dollars in millions)
                            1         $135.2      21.9%
                            2          275.1      44.5
                            3          158.6      25.7
                            4           46.7       7.6
                            5            1.6       0.3
                                      $617.2     100.0%

   We manage loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues.

    [Graphic--Heading -- Distribution of Portfolio by Investment Rating ("IR")
                               -- Pie Chart 1 --
                      Total Portfolio at December 31, 2001

                                    IR-1 22%
                                    IR-2 44%
                                    IR-3 26%
                                    IR-4  8%
                                    IR-5  0%

          Graphic--Heading -- 2001 New Originations -- Pie Chart 2 --

                                   IR-1 31%
                                   IR-2 61%
                                   IR-3  7%
                                   IR-4  1%]

   Set forth below is a table showing the composition of MCG's portfolio by industry sector at fair value at December 31, 2001 and 2000:

                                      December 31, December 31,
                                          2001         2000
                                      ------------ ------------
                 Media...............     55.2%        53.8%
                 Communications......     28.9         29.9
                 Information Services     11.8         10.3
                 Technology..........      3.8          5.6
                 Other...............      0.3          0.4
                                         -----        -----
                                         100.0%       100.0%
                                         =====        =====



           [Graphic--Distribution of Portfolio by Detailed Industry

Heading -- Distribution of Portfolio by Detailed Industry Pie Chart 1 --
                      Total Portfolio at December 31, 2001

                           Newspaper             28%
                           Telecom               25%
                           Publishing            19%
                           Information Services  12%
                           Broadcast              8%
                           Security               4%
                           Other                  4%

Pie Chart 2 -- 2001 New Originations

                           Newspaper             27%
                           Telecom               14%
                           Publishing            18%
                           Information Services  22%
                           Broadcast             14%
                           Security               5%]

   We monitor individual customer's financial trends in order to assess the appropriate course of action with respect to each customer and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual investment on a quarterly and, in some cases, a monthly basis. Because we are a provider of long-term privately negotiated investment capital to high-growth companies and we actively manage our investments through tightly structured contracts, we do not believe contract exceptions are necessarily an indication of credit quality or the need to pursue remedies or an active workout of a portfolio investment.

   At December 31, 2001, 2000 and 1999 there were $8.6 million, $0 and $0, respectively, of loans greater than 60 days past due. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and stop recognizing interest income on that loan until all principal has been paid. However, we will make exceptions to this policy if the investment is well secured and in the process of collection.

   When principal and interest on a loan is not paid within the applicable grace period, we will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment and will begin to more actively monitor the investment. We will formulate strategies to optimize the resolution process and will begin the process of restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any enhanced risk, we receive appropriate compensation from the customer in connection with a restructuring. During the process of monitoring a loan which is out of compliance, we will in appropriate circumstances send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may determine to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings. During 2001, we foreclosed upon 2 of our portfolio companies, which had a fair value of $19.6 million as of December 31, 2001. Of the $14.8 million of charge-offs during 2001, $4.5 million related to these foreclosures.

   Prior to the conversion to a business development company, we provided an allowance for loan losses estimated to be sufficient to absorb probable future losses, net of recoveries. From inception through November 30, 2001, we had provided $20.3 million of allowance for loan losses, including $2.0 million of allowance recorded in the asset acquisition and have charged-off $14.8 million. We had no charge-offs during the years ended December 31, 2000 and 1999.

                             Results of Operations

   The following table shows our consolidated results of operations for the one-month period ended December 31, 2001, the eleventh-month period ended November 30, 2001, and the years ended December 31, 2001, 2000 and 1999. For 2001, the one-month period from December 1, 2001 to December 31, 2001 reflects our financial results as a business development company, and the eleven-month period from January 1, 2001 to November 30, 2001, reflects our financial results prior to operating as a business development company. Certain accounting adjustments were made to our financial results for the one-month period from December 1, 2001 to December 31, 2001 due to our conversion to a business development company. The adjustments primarily relate to the value at which we carry our investments in our financial statements and the benefits associated with being a regulated investment company for U.S. federal income tax purposes. See Note A to Consolidated Financial Statements. To help you better understand our 2001 results of operations compared to 2000, we have combined certain items in the table below, under the heading "Year Ended December 31, 2001" for purposes of this

Management's Discussion and Analysis of Financial Condition and Results of Operations, that were not affected by the change in accounting principles resulting from our conversion to a business development company.

                                                  One Month   Eleven Months
                                                    Ended         Ended     Year Ended December 31,
                                                 December 31, November 30,  -----------------------
                                                     2001         2001       2001    2000    1999
(Dollars in thousands)                           ------------ ------------- ------- ------- -------
Operating income
Interest and fees on commercial loans...........   $ 5,949       $64,032    $69,981 $62,621 $28,256
Advisory fees and other income..................        63         1,757      1,820   1,129     173
                                                   -------       -------    ------- ------- -------
Total operating income..........................     6,012        65,789     71,801  63,750  28,429

Operating expenses
Interest expense................................     1,198        24,661     25,859  26,648  14,317
Employee compensation:
 Salaries and benefits..........................       884         8,038      8,922   7,626   4,034
 Long-term incentive compensation...............     4,944            --      4,944      --      --
                                                   -------       -------    ------- ------- -------
Total employee compensation.....................     5,828         8,038     13,866   7,626   4,034

General and administrative expense..............       594         4,619      5,213   2,413   2,348
                                                   -------       -------    ------- ------- -------
Total operating expense.........................     7,620        37,318     44,938  36,687  20,699
                                                   -------       -------    ------- ------- -------
Net operating income (loss) before provision for
  loan losses and investment gains (losses).....    (1,608)       28,471     26,863  27,063   7,730
Long-term incentive compensation (a)............     4,944            --      4,944      --      --
                                                   -------       -------    ------- ------- -------
Distributable net operating income (b)..........   $ 3,336       $28,471    $31,807 $27,063 $ 7,730
                                                   =======       =======    ======= ======= =======

--------
(a) Includes expenses related to termination of the stock option plan and issuance of related restricted stock awards. See Note J to the Consolidated Financial Statements.
(b) Distributable net operating income is presented to facilitate the understanding of the amount of net earnings we may have potentially distributed if we had been a business development company and regulated investment company (without the effect of de-leveraging) for the periods presented. The amounts of the distributable net operating income identified in this table are not intended to represent amounts we will distribute in future periods. Distributable net operating income may not be comparable to similarly titled measures reported by other companies. Distributable net operating income does not represent net increase (decrease) in stockholders' equity resulting from operations or cash generated from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For additional information on distributions, see the section entitled "Financial Condition, Liquidity and Capital Resources--Dividends."

Operating Income

   Operating income includes interest income on commercial loans, advisory fees and other income. Interest income is comprised of commercial loan interest at contractual rates and upfront fees that are amortized into income over the life of the loan. Most of our loans contain lending features that adjust the rate margin based on the financial and operating performance of the borrower, which generally occurs quarterly.

   The change in operating income from 2000 to 2001 and 1999 to 2000 is attributable to the following items:

                                           2001 vs. 2000 2000 vs. 1999
          (Dollars in millions)            ------------- -------------
          Change due to:
           Loan Growth (a)................    $ 17.2         $21.7
           Change in LIBOR (a)............     (10.9)          2.6
           Change in spread (a)...........       5.7           2.6
           Fee amortization...............      (4.6)          7.5
           Advisory and other income......       0.7           0.9
                                              ------         -----
          Total change in operating income    $  8.1         $35.3
                                              ======         =====

--------
(a) The change in interest income due to rate and growth has been allocated in proportion to the absolute dollar amounts of the change in each. The change due to rate has been allocated to the spread.

   Total operating income for the year ended December 31, 2001 increased $8.1 million, or 12.7%, to $71.8 million from $63.7 million for the year ended December 31, 2000. The increase was primarily due loan growth and increased spreads. Average commercial loans increased 41% for 2001 and spreads increased 115 basis points. This was offset by decreases in actual LIBOR rates in 2001. In addition, in 2000 we recognized a $5.5 million fee in conjunction with the recapitalization, refinancing and partial loan paydown of one of our portfolio companies.

   Total operating income for the year ended December 31, 2000 increased $35.3 million, or 124.3%, to $63.7 million from $28.4 million for the year ended December 31, 1999. The increase was primarily due to an increase in average commercial loans, higher LIBOR and spreads and an acceleration of deferred fees on refinanced and paid off loans.

   The following bar graph shows the growth in the carrying value of our portfolio from December 31, 1999 to December 31, 2001 and the increase in the weighted average interest spread to 3 month LIBOR over the same period, which results in a compound annual growth rate ("CAGR") of 40%:

[Graphic--Heading--Carrying Value of Portfolio and Weighted Average Rate Spread

Carrying value of portfolio (bar graph)

           31-Dec-1999        $313 million
           31-Dec-2000        $511 million
           31-Dec-2001        $617 million

Weighted Average Rate Spread (line graph)

           31-Dec-1999        7.3%
           31-Dec-2000        7.7%(a)
           31-Dec-2001        8.7%

Compound Annual Growth Rate ("CAGR") = 40%

(a) Fees exclude the one time $5.5 million fee discussed in Operating Income above.]

Operating Expenses

   Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

   The change in operating expense from 2000 to 2001 and 1999 to 2000 is attributable to the following items:

                                                    2001   2000
                                                    vs.    vs.
                                                    2000   1999
               (Dollars in millions)                -----  -----
               Change due to:
                Increase in borrowings (a)......... $ 7.7  $10.2
                Change in LIBOR (a)................  (7.4)   2.0
                Change in spread (a)...............  (1.6)  (0.1)
                Debt cost amortization.............   0.5    0.2
                Salaries and benefits..............   1.3    3.6
                Long-term incentive compensation...   4.9     --
                General and administrative expenses   2.9    0.1
                                                    -----  -----
               Total change in operating expense... $ 8.3  $16.0
                                                    =====  =====

--------
(a) The change in interest expense due to rate and growth has been allocated in proportion to the absolute dollar amounts of the change in each. The change due to rate has been allocated to the spread.

   Total operating expenses for the year ended December 31, 2001 increased $8.3 million, or 22.7%, to $44.9 million from $36.6 million for the year ended December 31, 2000. The increase was primarily due to increases in salaries and benefits of $1.3 million, or 17.1%, an increase in long-term incentive compensation of $4.9 million from $0 in 2000, and an increase in general and administrative expenses of $2.9 million. The increase in salaries and benefits is due to an increase in employees from 46 at the end of 2000 to 57 at the end of 2001. The increase in long-term incentive compensation is related to the amortization of restricted stock awards, related cash payments to non-executive staff and administrative employees in connection with the cancellation of the stock option plan, related restricted stock awards and dividends on stock used as collateral for non-recourse loans. See note J to Consolidated Financial Statements. The increase in general and administrative expenses is due primarily to the growth in size and scope of our business activities.

   Total operating expense for the year ended December 31, 2000 increased $16.0 million, or 77.7%, to $36.6 million from $20.6 million for the year ended December 31, 1999. Contributing to the increase was higher interest expense, which increased $12.3 million or 86.0%, and higher salaries and benefits, which increased $3.6 million, or 90.0%. The higher interest expense is primarily a result of an increase in borrowings. Average borrowings for the year ended December 31, 2000 were $295.9 million compared to $172.3 million for 1999. The higher employee compensation is attributable to an increase in employees from 33 to 46 as well as higher variable compensation related to overall financial performance for the year.

Reconciliation of Net Operating Income Before Provision for Loan Losses and Investment Gains and Losses to Net (Decrease) Increase in Stockholders' Equity from Earnings (Loss)

  Provision for Loan Losses

   Since we are a business development company and our investments are carried at fair value, we no longer provide a provision for loan losses. See discussion in the "Overview" section.

   For the periods prior to conversion to a business development company, the provision for loan losses increased $4.9 million from $5.4 million for the year ended December 31, 2000 to $10.3 million for the eleven-month period ended November 30, 2001. In 2001, the increased provision was attributable to provision associated with growth in the portfolio and additional provisions for declining economic conditions. Industry conditions in certain subsectors of our communications portfolio deteriorated throughout the year and the publishing industry experienced weakened advertising sales associated with a cyclical downturn.

   The provision for loan losses totaled $5.4 million for the year ended December 31, 2000, an increase of $3.3 million from $2.1 million for the year ended December 31, 1999. The increase in the provision for loan losses was due to growth in commercial loan balances from 1999 to 2000 in addition to the beginning of the deterioration in economic conditions mentioned above.

  Realized/unrealized gains and losses

   Investment losses-realized totaled $1.7 million for the eleven-month period ended November 30, 2001 and represented impairment write-offs on equity investments and for the year ended December 31, 2000 net realized gains totaled $2.1 million and were primarily related to gains on the sale of warrants during the year. Investment gains-realized, primarily related to gains on the sale of warrants, were 3.8 million for the year ended December 31, 1999 compared to the gain of $2.1 million for the year ended December 31, 2000.

   Investment losses-unrealized of $1.3 million for the one-month period ended December 31, 2001 reflects the change in fair value for all investments from the date of conversion to a business development company. Prior to conversion, only certain investments were carried at fair value. Investment losses-unrealized were $1.6 million for the eleven-month period ended November 30, 2001 and were related to the write down in the fair market value of certain warrants accounted for in accordance with SFAS No. 133 and 138.

  Income Taxes

   Through December 31, 2001 we were taxed under Subchapter C of the Internal Revenue Code. As of January 1, 2002, we will elect to be a regulated investment company under Subchapter M of the Internal Revenue Code and will not be subject to taxation of income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements.

   Our effective tax rates for the periods ended December 31, 2001, November 30, 2001, December 31, 2000, and 1999 were 21.8%, 41.0%, 40.7%, and 40.4%, respectively. The effective rates include both federal and state income tax components. The decrease in the effective rate for the one-month period ended December 31, 2001 is due to the change in accounting for income taxes in connection with the conversion to a business development company. Certain differences between book and tax accounting, relating primarily to the tax treatment of long-term incentive compensation, are no longer reflected as deferred tax expenses or benefits. The increases in the effective tax rates for the eleven-months ending November 30, 2001 and the year ending December 31, 2000 are attributable to higher state income tax expense and the loss of the benefits of the graduated tax rates due to the higher levels of pre-tax income.

  Cumulative effect of accounting changes

   The cumulative effect of accounting changes for the eleven-month period ended November 30, 2001 reflects the initial fair value adjustment of $3.0 million for warrant positions subject to fair value accounting under SFAS No. 133 and 138 net of related taxes of $1.2 million. The cumulative effect of accounting changes for the one-month period ended December 31, 2001 reflects our business development company conversion adjustments of $4.5 million. See Note A to our Consolidated Financial Statements. See detail of conversion adjustments below:

                                                                  (Dollars
                                                                     in
     Cumulative Effect of Business Development Company Conversion millions)
     ------------------------------------------------------------ ---------
         Effect of recording loans at fair value.................  $(10.1)
         Effect of recording equity investments at fair value....    (1.0)
         Elimination of allowance for loan losses................     5.5
         Elimination of certain deferred taxes...................     1.1
                                                                   ------
                                                                   $ (4.5)
                                                                   ======

             Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

   At December 31, 2001 and December 31, 2000, we had $48.1 million and $16.8 million, respectively, in cash and cash equivalents. We invest cash on hand in interest bearing deposit accounts with daily sweep features. On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million. The increase in cash for 2001 is due to remaining proceeds from our initial public offering. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements.

Liquidity and Capital Resources

   We expect our cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. We generally fund new originations using cash on hand and advances under our credit facilities.

   As of December 31, 2001 we had unused commitments to extend credit to our customers of $29.4 million which are not reflected on the balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants, total unused available commitments from our commercial paper facility totaled $177.4 million. See "Borrowings" section below for discussion of our borrowing facilities.

   The following table shows our contractual obligations as of December 31, 2001:

                                              Payments Due by Period
                                   --------------------------------------------
                                              (Dollars in millions)
                                          Less than                     After 5
 Contractual Obligations (a)       Total   1 year   1-3 years 4-5 years  years
 ---------------------------       ------ --------- --------- --------- -------
 Borrowings (b)................... $287.8             $22.6             $265.2
 Future minimum rental obligations    1.5   $0.8        0.5     $0.2
                                   ------   ----      -----     ----    ------
 Total contractual obligations.... $289.3   $0.8      $23.1     $0.2    $265.2
                                   ======   ====      =====     ====    ======

--------
(a) This excludes the unused commitments to extend credit to our customers of $29.4 million as discussed above.

(b) Borrowings are listed based on the contractual maturity of the facility, however, actual payments on borrowings could be earlier since they are based primarily on when we receive payments from our customers on the commercial loans collateralizing the borrowings.

   In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. We anticipate needing to raise additional equity through the capital markets to fund anticipated growth in our loan and investment portfolio.

Borrowings

   On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the "Trust"), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust's existing assets totaling $349.5 million as of December 31, 2001. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes.

   The Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million Class B Notes rated A/A2/A (the "Series 2001-1 Class A Asset Backed Bonds" and "Series 2001-1 Class B Asset Backed

Bonds") as rated by Standard & Poors, Moody's and Fitch, respectively. All of the Series 2001-1 Notes remained outstanding as of December 31, 2001. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

   As of June 1, 2000, we established a revolving credit facility (the "Revolving Credit Facility"), which allows us to issue up to $200.0 million of Series 2000-1 Class A Notes (the "Series 2000-1 Notes" or "Series 2000-1 Class A Asset Backed Securities"). As of December 31, 2001 $22.6 million of the Series 2000-1 Notes were outstanding with one investor. The Revolving Credit Facility is secured by $71.7 million of commercial loans as of December 31, 2001. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum of $30.0 million of unleveraged loans as collateral for the indebteness. The Series 2000-1 Notes bear interest based on a commercial paper rate plus 1.0% and interest is payable monthly. This facility is scheduled to terminate on May 31, 2003.

   The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets are not available to our creditors.

   On June 24, 1998, one of our subsidiaries entered into a $400.0 million senior secured credit facility (the "Facility"). The arrangement was due to expire on January 2, 2002. The lead bank for this Facility, Heller Financial, Inc. ("Heller"), held 334,566 Class A shares and 677,934 Class D shares at December 31, 2000 which it purchased, along with Goldman Sachs, at the our inception. On October 25, 2001, Heller was acquired by G.E. Capital. During 2001, the proceeds from our IPO and the sale of loans to the Trust were used to pay off the Facility's outstanding balance of $342.7 million. This Facility has been terminated and is no longer in place.

   At December 31, 2001, we had aggregate outstanding borrowings of $287.8 million. The following table shows the facility amounts and outstanding borrowings from third-party lenders at December 31, 2001:

                                                Facility   Amount    Interest
                                                 amount  outstanding   (a)
                                                -------- ----------- --------
                                                    (Dollars in millions)
  Series 2001-1 Class A Asset Backed Bonds.....  $229.8    $229.8      2.50%
  Series 2001-1 Class B Asset Backed Bonds.....    35.4      35.4      3.65
  Series 2000-1 Class A Asset Backed Securities   200.0      22.6      3.06
                                                 ------    ------      ----
  Total borrowings.............................  $465.2    $287.8      2.69%
                                                 ======    ======      ====

--------
(a) Excludes the cost of commitment fees and other facility fees.

   See Note C to the Consolidated Financial Statements for further discussion of our borrowings.

Dividends

   Prior to our conversion, we did not make distributions to our stockholders, but instead retained all of our income. As a regulated investment company, we are required to distribute at least 90% of our investment company taxable income to avoid corporate level taxes and at least 98% of our investment company taxable income to avoid an excise tax. We intend to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense.

   We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

   We declared an aggregate dividend of $0.86 per share in December 2001 to our stockholders of record on January 22, 2002 consisting of a dividend of $0.25 per share for the fourth quarter of 2001 and an additional dividend of $0.61 per share representing the distribution of substantially all of our earnings and profits since inception through December 31, 2001, including the period after we elected to be a business development company through the effective date of our election to be a regulated investment company for tax purposes. This dividend was required for us to qualify as a regulated investment company.

Related Party Transactions

   We terminated our stock option plan and adopted a restricted stock program under which we issued 1,539,851 shares of restricted common stock to employees and directors. The total number of shares issued for the termination of the option plan was based upon the Black-Scholes option-pricing model and assumptions and approved by our Board of Directors. See Notes to Consolidated Financial Statements.

   Immediately prior to the initial public offering, we issued 68,930 shares of common stock for the termination of all warrants held by Wachovia Corporation related to the management buyout in 1998 without regard to exercise price. At that time, Wachovia Corporation was also a shareholder. The total number of shares issued for the termination of the warrants was based on the Black-Scholes option-pricing model and assumptions negotiated with Wachovia Corporation and approved by our Board of Directors. Interest paid to an affiliate of Wachovia holding the Master Trust Class A Notes totaled $4.9 million for the year ended December 31, 2001.

   We made cash payments totaling $1.7 million to non-executive employees for the taxes imposed on them associated with the issuance of restricted common stock. The cash payments assumed a combined federal and state tax rate of 48% for each employee.

   Additionally, in connection with the termination of our stock option plan, certain executive officers and employees purchased a portion of the 1,539,851 shares of restricted common stock at a per share price of $17.00. Those executive officers and employees issued partially non-recourse notes to us, with an aggregate face value of $5.8 million secured by approximately 1.4 million shares with a value of $23.8 million at the initial public offering price. The notes are payable at the end of a four and a half-year term, subject to acceleration, bear interest at 4.13% payable annually and are secured by all of the restricted common stock held by such employee and for some employees, for a specified time-period, additional shares of our common stock the employee owns. The notes are non-recourse as to the principal amount but recourse as to the interest. Amounts due on these loans are reflected as a reduction of stockholders' equity in the consolidated balance sheets.

   Heller Financial, Inc., a shareholder, provided our primary lending facility prior to December 28, 2001. Interest paid to Heller Financial, Inc., as agent, totaled $20.2 million for the year ended December 31, 2001. The Heller lending facility was paid off on December 28, 2001.

                         Critical Accounting Policies

   The consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Income recognition

   Interest on commercial loans is computed by methods that generally result in level rates of return on principal amounts outstanding. It is management's practice to cease accruing interest on commercial loans when payments are 90 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

   We include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind (PIK) interest, which represents contractual interest added to the loan balance and is due at the end of the loan term. PIK represented $14.2 million or 2.3% of our portfolio of investments. 98.8% of the $14.2 million of PIK loans have an investment rating of 3 or better. The increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

   Loan origination fees paid up front are deferred and amortized as adjustments of the related loan's yield over the contractual life. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our Board of Directors. Fair values are estimated using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. As of December 31, 2001, we had $12.1 million of unearned fees and recognized $4.7 million of these fess in income during 2001.

Valuation of Investments

   Portfolio assets for which market prices are available are valued at those prices. However, most of our assets were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by our Board of Directors under our valuation policy. The valuation committee of our Board of Directors reviews our loans and investments and will make recommendations to our Board of Directors.

   As a general rule, we do not value our loans above cost, but loans will be subject to fair value write-downs when the asset is considered impaired. Substantially all of our commercial loans bear interest at LIBOR-based variable rates, which include a base index rate and a spread that changes with the overall financial and operational performance of the customer. In many cases, our loan agreements allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer's business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer's plan.

   With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, restricted and unrestricted publicly traded securities may be valued at discounts from the public market value due to restrictions on sale, the size of our investment or market liquidity concerns.

   Substantially all of our assets consist of securities carried at fair value as determined by our Board of Directors. Determination of fair value involves subjective judgments and the resultant values may not represent amounts at which investments could be bought or sold in an independent third party transaction and the differences could be material.

Securitization Transactions

   Periodically, the Company transfers pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans assumed by third parties equaling $421.1 at December 31, 2001. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on the operations or financial position of the Company. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.
                                 Risk Factors

We have a limited operating history as a business development company and no operating history as a regulated investment company, which may impair your ability to assess our prospects.

   Prior to our initial public offering in December 2001, we had not operated as a business development company under the Investment Company Act of 1940 or as a regulated investment company under Subchapter M of the Internal Revenue Code. As a result, we have no operating results under either of these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. In addition, our management has no prior experience managing a business development company or regulated investment company. We cannot assure you that we will be able to operate successfully as a business development company and a regulated investment company.

Because there is generally no established market for which to value our investments, our board of directors' determination of their values may differ materially from the values that a ready market or third party would attribute to these investments.

   Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily ascertainable market value, at fair value as determined by our board. We are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized loss for any asset that we believe has decreased in value. Because there is typically no public market for the loans and equity securities of the companies in which we invest, our board will determine the fair value of these loans and equity securities pursuant to a written valuation policy. These determinations of fair value necessarily will be somewhat subjective. Accordingly, these values may differ from the values that would be determined by a third party or placed on the portfolio if there existed a market for our loans and equity securities.

We make loans to and invest in privately owned small- and medium-sized companies, which may default on their loans, thereby reducing or eliminating the return on our investments.

   Our portfolio primarily consists of loans to and securities issued by small- and medium-sized privately owned businesses. Compared to larger publicly owned firms, these companies may be more vulnerable to economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position, and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Typically, they also depend for their success on the management talents and efforts of an individual or a small group of persons. The death, disability or resignation of any of their key employees could harm their financial condition. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in any collateral for the loan.

   Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher risk of loss than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for us to obtain repayment of our loans.

   Furthermore, there is generally no publicly available information about such companies and we must rely on the diligence of our employees to obtain information in connection with our investment decisions. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and we may lose money on our investments.

Economic recessions or downturns could impair our customers' ability to repay our loans, harm our operating results and reduce our volume of new loans.

   Many of our customers may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets.

   Our customers are primarily concentrated in the communications, information services, media and technology industry sectors. Accordingly, downturn could disproportionately impact these industry sectors causing us to be more vulnerable to losses in our portfolio and experience diminished demand for capital in these industry sectors and, consequently,our operating results may be negatively impacted.

   Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our loan originations and investments and harm our operating results.

If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on our income and our income available for distribution would be reduced.

   We will elect, effective as of January 1, 2002, to be taxed for federal income tax purposes as a regulated investment company under Subchapter M of the Internal Revenue Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, as well as if we continue to qualify as a business development company, we will qualify to be a regulated investment company and will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a regulated investment company. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income, we generally will be subject to a 4% excise tax.

Because we will distribute substantially all of our income to our stockholders, we will continue to need additional capital to finance our growth.

   In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains. We expect to elect to make deemed distributions to our stockholders of the retained net capital gains. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. Additional financing may not be available on favorable terms, if at all, or may be restricted by the terms of our securitization facilities. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease.

Any change in regulation of our business could negatively affect the profitability of our operations.

   Changes in the laws, regulations or interpretations of the laws and regulations that govern business development companies, regulated investment companies or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we might have to restrict our operations.

We have substantial indebtedness and servicing our indebtedness could reduce funds available to grow our business.

   We had $22.6 million of outstanding borrowings under our $200 million variable series securitization facility and $265.2 million of outstanding borrowings under our $265.2 million securitization facility as of December 31, 2001. As a result, our current financial structure has a high proportion of debt and our debt service is substantial. As of December 31, 2001, the weighted average annual interest rate on borrowings under our two securitization facilities was 2.83%. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2001 total assets of at least 1.21%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Further, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

   In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and we do not hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our interest in the trusts, which was approximately $137.5 million as of December 31, 2001.

   Our securitization facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the cash distributions required to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code.

If we are not able to refinance our debt or able to do so on favorable terms, we would not be able to operate our business in the ordinary course.

   Our $200 million variable funding securitization facility is scheduled to terminate on May 31, 2003 and our $265.2 million securitization facility is scheduled to terminate on February 20, 2013 or sooner upon repayment of our borrowings. We cannot assure you that we will be able to extend the terms of these facilities or obtain sufficient funds to repay any amounts outstanding under these facilities before they expire or terminate either from a replacement facility or alternative debt or equity financing. If we are unable to repay amounts outstanding under these facilities and are declared in default or are unable to refinance these facilities, we would not be able to operate our business in the regular course. Even if we are able to refinance our debt, we may not be able to do so on favorable terms.

You may not receive distributions.

   We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, restrictions and provisions in our securitization facilities limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure you that you will receive any distributions or distributions at a particular level.

If we fail to manage our growth, our financial results could be adversely affected.

   We have expanded our operations rapidly since purchasing our business from First Union National Bank in 1998. Our growth has placed and could continue to place significant strain on our management systems and resources. We must continue to refine and expand our marketing capabilities, our management of the investment process, our access to financing resources and our technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not develop sufficient lending and administrative personnel and management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations could be adversely affected and our financial results could be adversely affected.

If we need to sell any of our investments, we may not be able to do so at a favorable price and, as a result, we may suffer losses.

   To maintain our qualification as a business development company and as a regulated investment company, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Our business depends on our key personnel.

   Our future success depends to a significant extent on the continued services of Bryan J. Mitchell, the Chairman of our board and our Chief Executive Officer, Steven F. Tunney, our President and Chief Operating Officer, B. Hagen Saville, one of our Executive Vice Presidents, and Robert J. Merrick, our Chief Credit Officer, as well as other key personnel. Mr. Mitchell was diagnosed in May 1999 with adenocarcinoma, a form of colon cancer, for which he was treated through surgery and a series of post-operative treatments that ended in December 1999. Mr. Mitchell's illness is in remission and has not significantly impaired his ability to perform his duties. The loss of any of these key employees would likely have a significant detrimental effect on our business. In addition, if any two of Mr. Mitchell, Mr. Saville, Mr. Tunney or Mr. Merrick cease to be actively involved in our management, the lender under one ofour securitization facilities could, absent a waiver or cure, replace us as the servicer of the loans and declare a default.

Fluctuations in interest rates could adversely affect our income.

   A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. Approximately 99% of the loans in our portfolio, based on amounts outstanding as of December 31, 2001, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 1% were at fixed rates. From January 1, 2001 to December 31, 2001, three-month LIBOR has declined from 6.40% to

1.91%. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

   Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including the London InterBank Offered Rate ("LIBOR"), prime rates and commercial paper rates. The majority of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR.

   We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using equity. Our Board of Directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our outstanding commercial loans and our outstanding borrowings:

                               December 31, 2001     December 31, 2000
                             --------------------- ---------------------
                             Commercial            Commercial
                               Loans    Borrowings   Loans    Borrowings
                             ---------- ---------- ---------- ----------
                             (Dollars in millions) (Dollars in millions)
       Prime Rate...........   $ 31.1     $   --     $ 28.4     $ 23.6
       30-Day LIBOR.........     19.2         --       27.2      266.5
       60-Day LIBOR.........      2.3         --        3.4         --
       90-Day LIBOR.........    539.6      265.2      442.0         --
       Commercial Paper Rate       --       22.6         --       66.7
       Fixed Rate...........      3.8         --        3.2         --
                               ------     ------     ------     ------
       Total................   $596.0     $287.8     $504.2     $356.8
                               ======     ======     ======     ======

   Based on our December 31, 2001 balance sheet, for every 100 basis point increase in interest rates, our interest income would increase by $5.9 million and our interest expense would increase by $2.7 million resulting in an increase in net income of $3.2 million, assuming no changes in our investments or borrowing structure. For every 100 basis point decrease in interest rates, our interest income would decrease by $5.9 million and our interest expense would decrease by $2.7 million, resulting in a decrease in net income of $3.2 million, assuming no changes in our investment and borrowing structure. As a business development company, we will use a greater portion of equity to fund our business than we have in the past. Accordingly, other things being equal, increases in interest rates will result in greater increases in our net interest income and reductions in interest rates will result in greater decreases in our net interest income compared with the effects of interest rate changes on our results under the more highly leveraged capital structure we have maintained in the past.

   Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this position on an ongoing basis.

Item 8.  Consolidated Financial Statements and Supplementary Data

                                   Index to Financial Statements
   Report of Independent Auditors...............................................................
   Consolidated Balance Sheets as of December 31, 2001 and 2000.................................
   Consolidated Statements of Operations for the one month ended December 31, 2001, eleven months ended November 30, 2001, and the years ended December 31, 2000 and 1999....................
   Consolidated Statements of Stockholders' Equity from December 31, 1998 through 2001..........
   Consolidated Statements of Cash Flows for the one month ended December 31, 2001, eleven months ended November 30, 2001, and the years ended December 31, 2000 and 1999....................
   Consolidated Schedules of Investments as of December 31, 2001 and 2000.......................
   Notes to Consolidated Financial Statements...................................................

Report of Independent Auditors

Board of Directors and Shareholders
MCG Capital Corporation

   We have audited the accompanying consolidated balance sheets of MCG Capital Corporation as of December 31, 2001 and 2000, including the consolidated schedules of investments, and the related consolidated statements of operations, stockholders' equity, and cash flows for the one-month period ended December 31, 2001, the eleven-month period ended November 30, 2001, and the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the one-month period ended December 31, 2001, the eleven-month period ended November 30, 2001, and the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note A to the consolidated financial statements, accounting principles used in the preparation of the consolidated financial statements beginning December 1, 2001 (upon conversion to a business development company under the Investment Company Act of 1940, as amended) are different than those of prior periods and therefore are not directly comparable. Also as discussed in Note A, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments.

                                             /s/ Ernst & Young LLP

Richmond, Virginia
January 25, 2002

                            MCG Capital Corporation
                          Consolidated Balance Sheets
                   (in thousands, except per share amounts)

                                                                                            December 31,
                                                                                         ------------------
                                                                                           2001      2000
                                                                                         --------  --------
Assets
Cash and cash equivalents............................................................... $ 48,148  $ 16,766
Investments:
 Commercial loans, at fair value at December 31, 2001 (cost of $604,232), at cost net of
   allowance of $10,084 at December 31, 2000............................................  596,002   494,130
 Investments in equity securities--at fair value at December 31, 2001(cost of $24,173),
   at cost plus unrealized gains of $641 at December 31, 2000...........................   21,201     6,697
 Unearned income on commercial loans....................................................  (12,134)   (9,935)
                                                                                         --------  --------
   Total investments....................................................................  605,069   490,892
Interest receivable.....................................................................    5,623     6,239
Other assets............................................................................   14,226    12,596
                                                                                         --------  --------
   Total assets......................................................................... $673,066  $526,493
                                                                                         ========  ========
Liabilities
Borrowings.............................................................................. $287,808  $356,833
Interest payable........................................................................      408     1,813
Dividends payable.......................................................................   24,327        --
Other liabilities.......................................................................    8,150     8,949
                                                                                         --------  --------
   Total liabilities....................................................................  320,693   367,595
                                                                                         --------  --------
Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding........       --        --
Common stock............................................................................
 Class A, par value $.01, authorized 0 shares in 2001 and 12,000 in 2000, issued and
   outstanding 0 in 2001 and 6,831 in 2000..............................................       --        68
 Class B, par value $.01, authorized 0 shares in 2001 and 500 in 2000, issued and
   outstanding 0 in 2001 and 463 in 2000................................................       --         5
 Common stock (formerly Class C), par value $.01, authorized 100,000 shares in 2001
   and 20,000 in 2000, 28,287 in 2001 and 0 in 2000 issued and outstanding..............      283        --
 Class D, par value $.01, authorized 0 shares in 2001 and 2,200 in 2000, issued and
   outstanding 0 in 2001and 678 in 2000.................................................       --         7
 Class E, par value $.01, authorized 0 shares in 2001 and 5,500 in 2000, issued and
   outstanding 0 in 2001and 4,700 in 2000...............................................       --        47
Paid-in capital.........................................................................  370,087   138,624
Stockholder loans.......................................................................   (6,510)     (747)
Unearned compensation--restricted stock.................................................  (13,077)       --
Earnings in excess of distributions.....................................................   12,792    20,513
Net unrealized depreciation on investments..............................................  (11,202)       --
Cumulative other comprehensive income...................................................       --       381
                                                                                         --------  --------
   Total stockholders' equity...........................................................  352,373   158,898
                                                                                         --------  --------
   Total liabilities and stockholders' equity........................................... $673,066  $526,493
                                                                                         ========  ========

                See notes to consolidated financial statements.

                            MCG Capital Corporation
                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)

                                                        Post-IPO as a
                                                          Business
                                                         Development            Pre-IPO prior to becoming a
                                                           Company             Business Development Company
                                                        ------------- -   --------------------------------------
                                                          One Month       Eleven Months
                                                            Ended             Ended      Year Ended   Year Ended
                                                        December 31,      November 30,  December 31, December 31,
                                                            2001              2001          2000         1999
                                                        ------------- -   ------------- ------------ ------------
Operating income
Interest and fees on commercial loans..................   $ 5,949          $ 64,032      $62,621      $28,256
Advisory fees and other income.........................        63             1,757        1,129          173
                                                           -------    -     --------      -------      -------
Total operating income.................................     6,012            65,789       63,750       28,429

Operating expenses
Interest expense.......................................     1,198            24,661       26,648       14,317

Employee compensation:
Salaries and benefits..................................       884             8,038        7,626        4,034
Long-term incentive compensation.......................     4,944                --           --           --
                                                           -------    -     --------      -------      -------
Total employee compensation............................     5,828             8,038        7,626        4,034

General and administrative expense.....................       594             4,619        2,413        2,348
                                                           -------    -     --------      -------      -------

Total operating expense................................     7,620            37,318       36,687       20,699
                                                           -------    -     --------      -------      -------

Net operating income (loss) before provision for loan
  losses and investment gains and losses...............    (1,608)           28,471       27,063        7,730

Provision for loan losses..............................        --           (10,275)      (5,421)      (2,058)
Investment gains (losses)--realized....................        --            (1,715)       2,099        3,765
Investment gains (losses)--unrealized..................    (1,295)           (1,588)          --          267
                                                           -------    -     --------      -------      -------
Income (loss) from operations before income taxes and
  cumulative effect of accounting changes..............    (2,903)           14,893       23,741        9,704
Income tax expense (benefit)...........................      (633)            6,114        9,670        3,921
                                                           -------    -     --------      -------      -------
Income (loss) before cumulative effect of accounting
  changes..............................................    (2,270)            8,779       14,071        5,783
Cumulative effect of accounting change, net of taxes of
  $1,223...............................................        --             1,777           --           --
Cumulative effect of conversion to business
  development company..................................    (4,472)               --           --           --
                                                           -------    -     --------      -------      -------
Net (decrease) increase in stockholders' equity
  resulting from earnings (loss) / net income (loss)...   $(6,742)         $ 10,556      $14,071      $ 5,783
                                                           =======    =     ========      =======      =======

Income (loss) per common share before cumulative
  effect of accounting change--basic and diluted.......   $ (0.08)         $   0.69      $  1.35      $  0.87
Net income (loss) per common share--basic and diluted..   $ (0.25)         $   0.83      $  1.35      $  0.87

Weighted average common shares outstanding.............    26,814            12,757       10,435        6,612
Weighted average common shares outstanding and
  dilutive common stock equivalents....................    26,814            12,775       10,453        6,614

                See notes to consolidated financial statements.

                            MCG Capital Corporation
                Consolidated Statements of Stockholders' Equity
                                (in thousands)

                                                                                              Unearned
                                                        Common Stock                        Compensation-  Earnings in
                                                       -------------  Paid-in   Stockholder  Restricted     excess of
                                                       Shares  Amount Capital      Loans        stock     Distributions
                                                       ------  ------ --------  ----------- ------------- -------------
Balance December 31, 1998.............................  6,418   $ 64  $ 58,308    $  (600)                  $    659
Net income............................................                                                         5,783
Issuance of common stock..............................
  Capital call........................................  1,000     10     9,983
  Private stock placement.............................      4               50
                                                       ------   ----  --------    -------     --------      --------
Balance December 31, 1999.............................  7,422     74    68,341       (600)                     6,442
                                                       ======   ====  ========    =======     ========      ========
Net income............................................                                                        14,071
Issuance of common stock..............................
  Capital call (Class A and Class D)..................  1,550     16    15,484
  Private stock placement (Class E)...................  4,700     47    69,789
Repurchase of common stock (Class A and Class D)...... (1,000)   (10)  (14,990)
Unrealized gains on securities, net of income taxes of
 $260.................................................
Issuance of stockholder loans.........................                               (147)
                                                       ------   ----  --------    -------     --------      --------
Balance December 31, 2000............................. 12,672    127   138,624       (747)                    20,513
                                                       ======   ====  ========    =======     ========      ========
Net income............................................                                                        10,556
Unrealized loss on securities, net of income taxes of
 $518.................................................
                                                       ------   ----  --------    -------     --------      --------
Balance November 30, 2001............................. 12,672    127   138,624       (747)                    31,069
                                                       ------   ----  --------    -------     --------      --------
Issuance of restricted stock awards...................  1,615     16    14,811     (5,763)    $(14,580)
Issuance of shares in IPO, net of costs............... 14,000    140   216,652
Reclassification to net unrealized depreciation on
 investments upon conversion to business
 development company..................................                                                         9,907
Net (decrease) increase in stockholders' equity
 resulting from earnings (loss).......................                                                        (5,447)
Dividends declared....................................                                                       (22,737)
Amortization of restricted stock awards...............                                           1,503
                                                       ------   ----  --------    -------     --------      --------
Balance December 31, 2001............................. 28,287   $283  $370,087    $(6,510)    $(13,077)     $ 12,792
                                                       ======   ====  ========    =======     ========      ========

                                                           Net       Cumulative
                                                        Unrealized      Other
                                                       Depreciation Comprehensive Stockholders'
                                                            on         Income        Equity
                                                       Investments  ------------- -------------
Balance December 31, 1998.............................                              $ 58,431
Net income............................................                                 5,783
Issuance of common stock..............................
  Capital call........................................                                 9,993
  Private stock placement.............................                                    50
                                                         --------       -----       --------
Balance December 31, 1999.............................                                74,257
                                                         ========       =====       ========
Net income............................................                                14,071
Issuance of common stock..............................
  Capital call (Class A and Class D)..................                                15,500
  Private stock placement (Class E)...................                                69,836
Repurchase of common stock (Class A and Class D)......                               (15,000)
Unrealized gains on securities, net of income taxes of
 $260.................................................                  $ 381            381
Issuance of stockholder loans.........................                                  (147)
                                                         --------       -----       --------
Balance December 31, 2000.............................                    381        158,898
                                                         ========       =====       ========
Net income............................................                                10,556
Unrealized loss on securities, net of income taxes of
 $518.................................................                   (761)          (761)
                                                         --------       -----       --------
Balance November 30, 2001.............................                   (380)       168,693
                                                         --------       -----       --------
Issuance of restricted stock awards...................                                (5,516)
Issuance of shares in IPO, net of costs...............                               216,792
Reclassification to net unrealized depreciation on
 investments upon conversion to business
 development company..................................   $ (9,907)        380            380
Net (decrease) increase in stockholders' equity
 resulting from earnings (loss).......................     (1,295)                    (6,742)
Dividends declared....................................                               (22,737)
Amortization of restricted stock awards...............                                 1,503
                                                         --------       -----       --------
Balance December 31, 2001.............................   $(11,202)      $  --       $352,373
                                                         ========       =====       ========

                See notes to consolidated financial statements.

                            MCG Capital Corporation
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                             Post-IPO as a
                                                               Business
                                                              Development        Pre-IPO prior to becoming a
                                                                Company         Business Development Company
                                                             ------------- --------------------------------------
                                                               One Month   Eleven Months
                                                                 Ended         Ended      Year Ended   Year Ended
                                                             December 31,  November 30,  December 31, December 31,
                                                                 2001          2001          2000         1999
                                                             ------------- ------------- ------------ ------------
Operating activities
  Net (decrease) increase in stockholders' equity resulting
   from earnings (loss).....................................   $  (6,742)    $  10,556    $  14,071    $   5,783
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
  Provision for loan losses.................................          --        10,275        5,421        2,058
  Cumulative effect of accounting change from conversion
   to business development company..........................       4,472            --           --           --
  Depreciation and amortization.............................          56           523          445          408
  Restricted stock awards...................................       1,751            --           --           --
  Amortization of debt issuance costs.......................         205         1,860        1,625        1,406
  Realized investment losses / (gains)......................          --         1,715       (2,099)      (3,765)
  Unrealized investment losses / (gains)....................       1,295        (1,412)          --         (267)
  (Increase) / decrease in interest receivable..............         628            23       (2,481)      (1,823)
  Increase in accrued payment-in-kind interest..............        (412)      (10,030)      (5,379)      (1,753)
  Increase / (decrease) in unearned income..................        (227)         (719)       2,211        3,051
  (Increase) / decrease in other assets.....................       3,502        (3,130)      (1,704)      (2,199)
  Increase / (decrease) in interest payable.................        (794)         (611)         416          438
  Increase / (decrease) in other liabilities................      (1,187)        3,122        6,245        1,186
                                                               ---------     ---------    ---------    ---------
    Net cash provided by operating activities...............       2,547        12,172       18,771        4,523
                                                               ---------     ---------    ---------    ---------
Investing activities
  Net increase in loans.....................................      (9,958)     (113,674)    (187,964)    (125,486)
  Net increase in equity investments........................          --          (506)      (2,576)      (1,201)
  Proceeds from sale of investment securities...............          --            --        2,099        3,765
  Sale of EEI Holding's Corporation, Inc. with tax benefit..          --            --           --        3,900
  Proceeds from the sale of foreclosed property.............          --         3,000           --           --
  Purchase of premises and equipment........................          (3)         (405)        (431)        (155)
                                                               ---------     ---------    ---------    ---------
  Net cash used in investing activities.....................      (9,961)     (111,585)    (188,872)    (119,177)
                                                               ---------     ---------    ---------    ---------
Financing activities
  Net proceeds / (payments) from borrowings.................    (180,753)      111,728      108,616      109,432
  Payment of financing costs................................      (3,513)         (282)      (1,957)         (96)
  Repurchase of common stock................................          --            --      (15,000)          --
  Issuance of common stock, net of costs....................     216,792            --       85,336       10,043
  Loans granted to officers/shareholders....................      (5,763)           --         (147)          --
                                                               ---------     ---------    ---------    ---------
    Net cash provided by financing activities...............      26,763       111,446      176,848      119,379
                                                               ---------     ---------    ---------    ---------
    Increase in cash and cash equivalents...................      19,349        12,033        6,747        4,725
    Cash and cash equivalents at beginning of period........      28,799        16,766       10,019        5,294
                                                               ---------     ---------    ---------    ---------
    Cash and cash equivalents at end of period..............   $  48,148     $  28,799    $  16,766    $  10,019
                                                               =========     =========    =========    =========
Supplemental disclosures
    Interest paid...........................................   $   1,786     $  23,413    $  24,607    $  12,473
    Income taxes paid.......................................         885         6,036        7,295        4,255

                See notes to consolidated financial statements.

                            MCG Capital Corporation
                     Consolidated Schedules of Investments
                            (Dollars in thousands)

                                                                                      December 31, 2001 December 31, 2000
                                                                                      ----------------- -----------------
                                                                         Percentage
                                                                        of Class Held
                                                                         on a Fully
                                                                           Diluted              Fair              Fair
       Portfolio Company        Principal Business Investments            Basis(5)      Cost    Value     Cost    Value
       -----------------        ------------------ -------------------- ------------- -------  -------  -------  -------
The Adrenaline Group, Inc.(1)   Technology         Senior Debt                 --     $   750  $   750  $ 1,500  $ 1,500

                                                   Warrants to purchase
                                                   Common Stock               4.6%         --       --       --       --

Alarm Management II LLC(1)      Security Alarms    Senior Debt                 --       1,800    1,800       --       --

Amalfi Coast                    Broadcasting       Senior Debt                 --      13,000   13,000       --       --

AMI Telecommunications
Corporation(1)                  Telecommunications Senior Debt                 --      10,715   10,715   10,233   10,233

                                                   Common Stock               5.1%        200       --      175       70

Badoud Enterprises, Inc.(1)     Newspaper          Senior Debt                 --      11,320   11,320   11,600   11,600

Barcom Inc., and US Alarm Inc.  Security Alarms    Senior Debt                 --       3,911    3,911       --       --

Belvoir Publications, Inc.      Publishing         Senior Debt                 --          --       --      950      950

Biznessonline.com, Inc.(1)      Telecommunications Senior Debt                 --      13,529   13,529   15,821   15,821

                                                   Common Stock               7.0%         18       27       --       14

                                                   Preferred Stock          100.0%      2,864      100       --       --

                                                   Warrants to purchase
                                                   Common Stock              48.3%        253      253       --       --

Boucher Communications, Inc.(1) Publishing         Senior Debt                 --       2,450    2,450    2,150    2,150

                                                   Stock Appreciation
                                                   Rights                      --          --      297       --      305

Bridgecom Holdings, Inc.(1)     Telecommunications Senior Debt                 --      17,969   17,969    5,054    5,054

                                                   Warrants to purchase
                                                   Common Stock              12.7%         --       --       --       --

Brill Media Holdings, L.P.(1)   Publishing         Senior Debt                 --          --       --   10,013   10,013

                                                   Stock Appreciation
                                                   Rights                      --          --       --       --       --

Brookings Newspapers, L.L.C.(1) Newspaper          Senior Debt                 --       3,500    3,500    3,900    3,900

BuyMedia Inc.(4)                Other              Warrants to purchase
                                                   Common Stock               1.5%         --       42       --      186

Cambridge Information Group,    Information
 Inc.(1)                        Services           Senior Debt                 --      19,334   19,334   11,934   11,934

CCG Consulting, LLC             Consulting         Senior Debt                 --       1,293    1,293    1,014    1,014

                                                   Warrants to purchase
                                                   membership interest
                                                   in LLC                    21.8%         --      294       --       48

                                                   Option to purchase
                                                   additional equity          5.6%         --       --       --       --

                See notes to consolidated financial statements.

                            MCG Capital Corporation
              Consolidated Schedules of Investments--(Continued)
                            (Dollars in thousands)

                                                                                       December 31, 2001 December 31, 2000
                                                                                       ----------------- -----------------
                                                                          Percentage
                                                                         of Class Held
                                                                          on a Fully
                                                                            Diluted              Fair              Fair
       Portfolio Company         Principal Business Investments            Basis(5)      Cost    Value     Cost    Value
       -----------------         ------------------ -------------------- -------------  ------   ------   ------   ------

Community Media Group, Inc.(1)   Newspaper          Senior Debt                --      13,505   13,505   14,400   14,400

Connective Corp.(4)              Publishing         Common Stock              1.2%         57       13       57      239
Corporate Legal Times L.L.C.     Publishing         Senior Debt                --       4,813    4,813    4,530    4,530
                                                    Warrants to purchase
                                                    membership interest
                                                    in LLC                   20.0%        153       86      153      148

Costa De Oro Television, Inc.    Broadcasting       Senior Debt                --       5,011    5,011    3,087    3,087

Country Media, Inc.              Newspaper          Senior Debt                --       8,448    8,448    6,633    6,633

                                                    Common Stock              6.3%        100      205      100      100

Creatas, L.L.C.(1)               Information
                                 Services           Senior Debt                --      13,664   13,664   11,000   11,000

                                                    LLC Interest             20.0%        100      465      100      100

Creative Loafing, Inc.(1)        Newspaper          Senior Debt                --      16,795   16,795   16,121   16,121

Crescent Publishing Company
 LLC                             Newspaper          Senior Debt                --      13,700   13,700       --       --

Dowden Health Media, Inc.        Publishing         Senior Debt                --       1,500    1,500    2,790    2,790

Edgell Communications, Inc.(1)   Publishing         Senior Debt                --         520      520      670      670

The e-Media Club, LLC            Media Investment
                                 Group              LLC Interest              0.8%         90       90       60       60

Executive Enterprise Institute,  Business
 LLC(1)                          Conferences        LLC Interest             15.0%        301      167      431      431

Fawcette Technical Publications
 Holdings(1)                     Publishing         Senior Debt                --      14,787   14,787   10,841   10,841

                                                    Warrants to purchase
                                                    Common Stock             13.0%        519      519       --       --

Financial Technologies Holdings,
 Inc.(1)                         Technology         Senior Debt                --      20,500   20,500   20,500   20,500

                                                    Warrants to purchase
                                                    Common Stock              4.2%         --       --       --    2,029

Halcyon Business Publications,
 Inc.                            Publishing         Senior Debt                --         275      275      550      550

I-55 Internet Services, Inc.     Telecommunications Senior Debt                --       3,623    3,623    3,764    3,764

                                                    Warrants to purchase
                                                    Common Stock              7.5%         --       --       --       --

IDS Telecom LLC                  Telecommunications Senior Debt                --      17,039   17,039   13,075   13,075

                                                    Warrants to purchase
                                                    membership interest
                                                    in LLC                   11.0%        376      637      279      209

                See notes to consolidated financial statements.

                            MCG Capital Corporation
              Consolidated Schedules of Investments--(Continued)
                            (Dollars in thousands)

                                                                                        December 31, 2001 December 31, 2000
                                                                                        ----------------- -----------------
                                                                           Percentage
                                                                          of Class Held
                                                                           on a Fully
                                                                             Diluted              Fair              Fair
        Portfolio Company         Principal Business Investments            Basis(5)      Cost    Value     Cost    Value
        -----------------         ------------------ -------------------- -------------  ------   ------   ------   ------

Images.com, Inc.                  Information        Senior Debt                --       2,775    2,775    2,775    2,775
                                  Services

Information Today, Incorporated   Information        Senior Debt                --       7,500    7,500       --       --
                                  Services

Intellisec Holdings, Inc.(1)      Security Alarms    Senior Debt                --      14,265   14,265   10,085   10,085

                                                     Warrants to purchase      5.2%         --       --       --       --
                                                     Common Stock

Interface Video Systems, Inc.     Technology         Senior Debt                --          --       --      426      426
JMP Media, L.L.C.                 Broadcasting       Senior Debt                --      15,781   15,781   15,491   15,491

Jeffrey A. Stern                  Publishing         Senior Debt                --         157      157      940      490

Joseph C. Millstone               Telecommunications Senior Debt                --         500      500      500      500

The Joseph F. Biddle Publishing   Newspaper          Senior Debt                --      14,207   14,207   15,125   15,125
 Company(1)

Kings III of America, Inc., North Security Alarms    Senior Debt                --       4,997    4,997    4,400    4,400
 America

The Korea Times Los Angeles,      Newspaper          Senior Debt                --      11,927   11,927   12,368   12,368
Inc.

MacDonald Communications          Publishing         Senior Debt                --          --       --    9,410    9,410
 Corporations (1)(2)

                                                     Preferred Stock           0.0%         --       --    1,000      328

Manhattan Telecommunications      Telecommunications Senior Debt                --      22,975   22,975   10,272   10,272
 Corporation

                                                     Warrants to purchase     17.5%        754      644       --      315
                                                     Common Stock

McGinnis-Johnson Consulting,      Newspaper          Subordinated Debt          --       7,828    7,828    7,107    7,107
 LLC

Michael Noshay                    Telecommunications Senior Debt                --          --       --      500      500

Media Central LLP/Primedia)       Publishing         Senior Debt                --      10,000   10,000       --       --

Midwest Towers Partners,          Telecommunications Senior Debt                --      16,307   16,307   15,694   15,694
 LLC(1)                           Towers

Miles Media Group, Inc.(1)        Publishing         Senior Debt                --       7,850    7,850    7,300    7,300

                                                     Warrants to purchase
                                                     Common Stock             14.6%         20      490       20      452

Minnesota Publishers, Inc.(1)     Newspaper          Senior Debt                --      14,250   14,250   14,250   14,250

                See notes to consolidated financial statements.

                            MCG Capital Corporation
              Consolidated Schedules of Investments--(Continued)
                            (Dollars in thousands)

                                                                                      December 31, 2001 December 31, 2000
                                                                                      ----------------- -----------------
                                                                         Percentage
                                                                        of Class Held
                                                                         on a Fully
                                                                           Diluted              Fair              Fair
       Portfolio Company        Principal Business Investments            Basis(5)      Cost    Value     Cost    Value
       -----------------        ------------------ -------------------- -------------  ------   ------   ------   ------

Murphy McGinnis Media, Inc.(1)  Newspaper          Senior Debt                --      14,000   14,000   14,000   14,000

NBG Radio Networks, Inc.        Broadcasting       Senior Debt                --       6,298    6,298       --       --

                                                   Warrants to purchase
                                                   Common Stock             25.2%         --       --       --       --

Netplexus Corporation           Technology         Senior Debt                --       3,500    2,500    3,500    3,500

                                                   Preferred Stock          51.0%        766       --      766      765

                                                   Warrants to purchase
                                                   Common Stock              8.3%         --       --       --       --

New Century Companies, Inc.(1)  Other              Common Stock              2.9%        157      294       --       --
 (4)

                                                   Preferred Stock          11.9%         --       42      300      119

                                                   Warrants to purchase
                                                   Common Stock              0.6%         --       33      169      148
nii communications, Inc.(1)     Telecommunications Senior Debt                --       5,565    5,565    1,834    1,834

                                                   Common Stock              3.1%        400      162      400      181

                                                   Warrants to purchase
                                                   Common Stock             35.4%        747      991       --      223

New Northwest Broadcasters,
 Inc.(1)                        Broadcasting       Senior Debt                --      10,853   10,853   10,751   10,751

Newsletter Holdings, LLC(1)     Publishing         Senior Debt                --       1,340    1,340    1,400    1,400

North American
 Telecommunications
 Corporation                    Telecommunications Senior Debt                --          --       --    6,131    6,131

                                                   Warrants to purchase
                                                   Preferred Stock           0.0%         --       --       --       --

NOW Communications, Inc.(1)     Telecommunications Senior Debt                --       4,367    4,367    4,170    4,170

                                                   Warrants to purchase
                                                   Common Stock             10.0%         --       --       --       --

Nurseweek Publishing            Publishing         Senior Debt                --          --       --    2,215    2,215

Pacific-Sierra Publishing, Inc. Newspaper          Senior Debt                --      24,160   24,160       --       --

Pfingsten Publishing, LLC(1)    Publishing         Senior Debt                --      10,250   10,250   15,966   15,966

Powercom Corporation(1)         Telecommunications Senior Debt                --       3,917    3,917    4,288    4,288

                                                   Warrants to purchase
                                                   Common Stock              9.6%        139      105      139       85

                See notes to consolidated financial statements.

                            MCG Capital Corporation
              Consolidated Schedules of Investments--(Continued)
                            (Dollars in thousands)

                                                                                     December 31, 2001 December 31, 2000
                                                                                     ----------------- -----------------
                                                                        Percentage
                                                                       of Class Held
                                                                        on a Fully
                                                                          Diluted              Fair              Fair
      Portfolio Company        Principal Business Investments            Basis(5)      Cost    Value     Cost    Value
      -----------------        ------------------ -------------------- -------------  ------   ------   ------   ------

R.R. Bowker LLC                Information
                               Services           Senior Debt                 --     15,000   15,000       --       --

                                                  Warrants to purchase
                                                  Common Stock              14.0%       882      882       --       --

Rising Tide Holdings LLC(1)    Publishing         Senior Debt                 --      3,097    1,597    3,000    3,000

                                                  Warrants to purchase
                                                  membership interest
                                                  in LLC                     6.5%        --       --       --       --

Robert N. Snyder               Information
                               Services           Senior Debt                 --      1,300    1,300    1,300    1,300

Sabot Publishing, Inc.(1)      Publishing         Senior Debt                 --      9,800    9,800   10,588   10,588

Stonebridge Press, Inc.(1)     Newspaper          Senior Debt                 --      5,473    5,473    5,300    5,300

Sunshine Media Corp.(1)        Publishing         Senior Debt                 --     13,094   13,094       --       --

                                                  LLC Interest Class A      12.8%       500      553       --       --

                                                  Warrants to purchase
                                                  membership interest
                                                  in LLC Class B           100.0%        --       --       --       --

Talk America Holdings, Inc.(1) Telecommunications Senior Debt                 --     17,500   17,500   20,000   20,000

                                                  Common Stock               1.5%     1,050      482    1,050    1,690

                                                  Warrants to purchase
                                                  Common Stock               0.8%        25       --       25       --
TGI Group, LLC                 Information
                               Services           Senior Debt                 --      7,920    7,920    8,250    8,250

                                                  Warrants to purchase
                                                  membership interest
                                                  in LLC                     5.0%       126       23      126       --

THE Journal, LLC               Publishing         Senior Debt                 --      3,196    2,100    3,119    3,119

Tower Resource Management,     Telecommunications
 Inc.(1)                       Towers             Senior Debt                 --      1,573    1,573    1,016    1,016

                                                  Warrants to purchase
                                                  Common Stock               7.1%        --       --       --       --

TVData Technologies L.P. (1)   Information
                               Services           Senior Debt                 --         --       --   13,900   13,900

Unifocus, Inc.(1)              Information
                               Services           Senior Debt                 --      3,300    3,300    3,350    3,350

                                                  Warrants to purchase
                                                  Equity                    15.0%       139      369      139       99

UMAC, Inc.(3) (4)              Publishing         Common Stock             100.0%     8,360    8,360       --       --

                See notes to consolidated financial statements.

                            MCG Capital Corporation
              Consolidated Schedules of Investments--(Continued)
                            (Dollars in thousands)

                                                                                    December 31, 2001 December 31, 2000
                                                                                    ----------------  ----------------
                                                                       Percentage
                                                                      of Class Held
                                                                       on a Fully
                                                                         Diluted              Fair              Fair
      Portfolio Company       Principal Business Investments            Basis(5)     Cost     Value    Cost     Value
      -----------------       ------------------ -------------------- ------------- -------  -------  -------  -------

Upside Media, Inc. (1)(3)     Publishing         Senior Debt                 --          --       --    7,952    7,952

ValuePage Holdings, Inc.(1)   Telecommunications Senior Debt                 --      13,105    8,472   19,249   16,749

VS&A-PBI Holding LLC(1)       Publishing         Senior Debt                 --      12,375   12,375   12,500   12,500

                                                 LLC Interest               0.8%        500       --      500      500

WirelessLines, Inc.(1)        Telecommunications Senior Debt                 --       6,150    6,150    6,150    6,150

                                                 Warrants to purchase
                                                 Common Stock               5.0%         --       --       --       --

Witter Publishing Corporation Publishing         Senior Debt                 --       2,747    2,747    2,600    2,600

                                                 Warrants to purchase
                                                 Common Stock               9.6%         78       76       66       11

Working Mother Media, Inc.(2) Publishing         Senior Debt                 --       6,718    6,718       --       --

                                                 Preferred Stock          100.0%      4,499    4,499       --       --

                                                 Common Stock              51.0%          1        1       --       --

Wyoming Newspapers, Inc.(1)   Newspaper          Senior Debt                 --      12,563   12,563   12,913   12,913
                                                                                    -------  -------  -------  -------
                                                                                    628,405  617,203  510,270  510,120
                                                                                    -------  -------  -------  -------
                                                 Allowance for loan
                                                 losses                                  --       --  (10,084)      --
                                                 Unrealized gain/
                                                 losses                                  --       --      641       --
                                                 Unearned income                    (12,134) (12,134)  (9,935)  (9,935)
                                                                                    -------  -------  -------  -------
                                                                                    616,271  605,069  490,892  500,185
                                                                                    =======  =======  =======  =======

--------
(1) Securities are issued by affiliate(s) of the listed portfolio company.
(2) In August 2001, we foreclosed on the assets of MacDonald Communication Corporation and transferred them to Working Mother Media, Inc. (formerly WMAC, Inc.), a majority owned subsidiary of MCG Finance I, LLC (formerly MCG Finance Corporation).
(3) In September 2001, we foreclosed on the assets of Upside Media, Inc. and transferred them to UMAC, Inc., a wholly owned subsidiary of MCG Finance I, LLC (formerly MCG Finance Corporation).
(4) Non-income producing.
(5) The "percentage of class held on a fully diluted basis" represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on outstanding share information as of December 31, 2001(i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company's most recent public filings with the Commission.

                See notes to consolidated financial statements.

                            MCG Capital Corporation

                  Notes to Consolidated Financial Statements

              (in thousands, except share and per share amounts)


Note A--Description of Business, Basis of Presentation, and Summary of
       Significant Accounting Policies

Description of Business and Basis of Presentation

   MCG Capital Corporation ("MCG" or the "Company" or "Parent" or "we") is a solutions-focused financial services company that provides financing and advisory services for companies throughout the United States in the communications, information services, media, and technology industry sectors. Prior to its name change effective June 14, 2001, the Company's legal name was MCG Credit Corporation. On December 4, 2001, MCG completed an initial public offering ("IPO") of 13,375,000 shares and a concurrent private offering of 625,000 shares. Upon completion of the offerings, the Company became a non-diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company will elect to be treated as a regulated investment company under Internal Revenue Service regulations effective January 1, 2002.

   The accompanying financial statements reflect the consolidated accounts of MCG, including our special purpose financing subsidiaries MCG Finance I, LLC, MCG Finance II, LLC, and MCG Finance III, LLC, with all significant intercompany balances eliminated and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

  Conversion to Business Development Company

   The results of operations for 2001 are divided into two periods. The eleven-month period, representing the period January 1, 2001 through November 30, 2001, reflects the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. The one-month period ended December 31, 2001, reflects the Company's results as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the consolidated financial statements beginning December 1, 2001 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and accounting for income taxes--see corresponding sections below for further discussion.

   The cumulative effect adjustment for the one-month period ended December 31, 2001 reflects the effects of conversion to a business development company as follows:

                         Cumulative Effect of Business
                         Development Company Conversion
         --------------------------------------------------------------
         Effect of recording loans at fair value............. $(10,048)
         Effect of recording equity investments at fair value   (1,013)
         Elimination of allowance for loan losses............    5,519
         Elimination of certain taxes........................    1,070
                                                              --------
                                                              $ (4,472)
                                                              ========

  Use of estimates

   These financial statements are prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)


Summary of Significant Accounting Policies

  Income recognition

   Interest on commercial loans is computed by methods that generally result in level rates of return on principal amounts outstanding. It is management's practice to cease accruing interest on commercial loans when payments are 90 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

   Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as adjustments of the related loan's yield over the contractual life. The accounting for certain fees required to be paid at the end of the term is determined based on the credit performance of the related loan. For loans in which the related borrower is under-performing relative to expectations, these fees are not recognized until realization is probable. When significant collectibility concerns do not exist, the fees are recognized over the term of the loan.

   In certain loan arrangements, warrants or other equity interests are received from the borrower. The borrowers granting these interests are typically non-publicly traded companies. The Company records the financial instruments received at estimated fair value as determined by the Board of Directors. Fair values are estimated using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to MCG's ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan.

   We include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind (PIK) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted PIK arrangements are included in income in advance of receiving cash payment, and are separately identified on our consolidated statements of cash flows. PIK interest accrued net of payments and other deductions for the one-month period ended December
31, 2001, the eleven month period ended November 30, 2001, and the years ended December 31, 2000, and 1999 was $412, $10,030, $5,379, and $1,753, respectively.

   In certain investment transactions, we perform investment banking and other advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

  Valuation of Investments

   As a business development company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value as determined by our Board of Directors for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

   Beginning December 1, 2001, portfolio assets for which market prices are available are valued at those prices. However, most of our assets were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by our Board of Directors under our valuation policy. The valuation committee of our Board of Directors reviews our loans and investments and will make recommendations to our Board of Directors.

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)

   The fair value of loans is estimated by discounting the future cash flows using rates commensurate with the credit risk and term of the loans. That technique is significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

   Also, our valuation of our equity securities may increase if circumstances warrant. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange are valued at the prevailing bid price on the valuation date. However, restricted and unrestricted publicly traded securities may be valued at discounts from the public market value due to restrictions on sale, the size of our investment or market liquidity concerns.

   Substantially all of our assets consist of securities carried at fair value as determined by our Board of Directors. Determination of fair value involves subjective judgments and these values may not represent amounts at which investments could be bought or sold in an independent third party transaction.

  Securitization Transactions

   Periodically, the Company transfers pools of loans to special purpose entities (SPEs) for use in securitization transactions. Securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans assumed by third parties equaling $421,147 at December 31, 2001. On April 1, 2001, the Company adopted the requirements of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on the operations or financial position of the Company. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

  Cash and cash equivalents

   Cash and cash equivalents as presented in the balance sheet and the statement of cash flows includes bank checking accounts, highly liquid investments with original maturities of 90 days or less, and interest bearing deposits collateralized by marketable debt securities.

  Commercial loans

   Loan balances include the accretion of contracted PIK interest which represents the portion of contractual interest added to the loan balance and due at the end of the loan term. This PIK receivable totaled $14,245 and $6,640 at December 31, 2001 and 2000, respectively. Net unearned income includes unearned fees net of direct loan origination costs totaling $12,134 and $9,935 at December 31, 2001 and 2000, respectively. Unearned fees net of direct loan origination costs are amortized over the term of the related loan using the effective interest method for amortizing term loans and the straight-line method for revolving loans, which approximates the effective interest method. In general, our commercial loans are collateralized by all of the tangible and intangible property of our borrowers.

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)


  Allowance for loan losses

   Prior to conversion to a business development company, an allowance for loan losses was maintained to absorb anticipated future losses, net of recoveries, in the existing loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management maintains a loan risk management system whereby each lending relationship is assigned a credit risk rating. These ratings are continuously evaluated and adjusted to reflect the current credit risk of the borrower. In evaluating the adequacy of the allowance for loan losses, management estimated, based on historical experience, the probability of a default and the amount of loss in the event of default. Management considered the following factors: the condition of the industries and geographic areas experiencing or expected to experience particular economic adversities; trends in delinquencies, bankruptcies and non-performing loans; trends in loan volume and size of credit risks; the degree of risk in the composition of the loan portfolio; current and anticipated economic conditions; credit evaluations; and, underwriting policies.

  Investments in equity securities

   Investments in equity securities represent our ownership of warrants and other equity interests received or purchased primarily as part of a loan arrangements. Under business development company accounting, all equity investments are carried at fair value with any adjustments recorded in the statement of operations, combined with adjustments in the fair value of investments in loans, as investment gains (losses)--unrealized.

   Prior to the business development company conversion, purchased equity investments in non-publicly traded securities where the Company does not exercise significant influence were carried at cost. Losses on these investments were recorded if values were believed to be other than temporarily impaired. Impairment losses of $1,715, $500, and $0 were recorded in the periods ended November 30, 2001, and December 31, 2000 and 1999, respectively. See discussion in the "Income recognition" section above for the accounting policy for warrants and other equity interests received as part of loan origination activities.

   Equity investments in publicly traded securities where the Company did not exercise significant influence over the issuer of the securities were accounted for as available for sale securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and carried at market value. As of December 31, 2000, the Company held $1,690 of investments in marketable equity securities classified as securities available for sale under SFAS 115. Under SFAS 115, these securities were stated at their fair value, with unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income. As of November 30, 2001 and December 31, 2000, the gross unrealized gains on available for sale securities were $(638) and $641, respectively, with the gains shown as a separate component of stockholders' equity, net of taxes.

   See discussion in the "Derivative Instruments" section below for the accounting policy for certain warrants during the eleven month period ended November 30, 2001.

  Debt issuance costs

   Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company's borrowings. These amounts, $4,691 at December 31, 2001 and $2,960 at December 31, 2000, net of accumulated amortization, are included in other assets in the consolidated balance sheet and are amortized into the consolidated statement of operations as interest expense ratably over the contractual term of the borrowing on

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)

a method that approximates the effective interest method. Accumulated amortization was $5,825 and $3,760 at December 31, 2001 and 2000, respectively.

  Stock-based compensation

   The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting recommended by SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for valuing employee stock options. Under APB 25, no compensation expense is recognized for the Company's stock option plan. The Company no longer has a stock option plan.

  Income taxes

   We will elect to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code effective January 1, 2002. Pursuant to this election, if MCG qualifies to be a regulated investment company, MCG generally will not have to pay corporate-level taxes on any income distributed to stockholders as dividends, allowing the Company to substantially reduce or eliminate corporate-level tax liability. MCG will be subject to U.S. federal income taxes on sales of investments for which the fair value was in excess of our tax basis, which approximated $2,788 at December 31, 2001. Prior to conversion to a business development company, deferred tax assets and liabilities were determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and were measured at the enacted rates that will be in effect when these differences reverse.

   Upon conversion to a business development company, all deferred tax assets and liabilities were eliminated, except those related to built-in gains and those that were expected to reverse during the one-month period ended December 31, 2001. As of December 31, 2001, tax assets of $3,089 represent estimated refunds on current year payments and on prior year refunds and are included in other assets in the consolidated financial statements. Deferred tax liabilities of $1,085 at December 31, 2001 represent taxes on built-in gains on equity investments and are included in other liabilities in the consolidated financial statements.

  Earnings per share

   Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing such net income by the sum of the weighted average number of shares outstanding for the period, the dilutive effect of potential shares that could occur upon exercise of common stock options and the dilutive impact of restricted stock.

  Segments

   The Company lends to and invests in customers in various sectors of the communications, information services, media, and technology industry sectors. MCG separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships have similar business and economic characteristics, they have been aggregated into a single lending and investment

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)

segment. All segment disclosures are included in or can be derived from the Company's consolidated financial statements.

  Derivative Instruments

   On January 1, 2001, the Company was required to adopt the provisions of Financial Accounting Standards Board Statements No. 133 and 138, "Accounting for Derivative Instruments and Hedging Activities" ("the Statements"). The Statements require recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges, including derivatives embedded in other financial instruments where the changes in the fair value of the derivative are not closely related to changes in the fair value of the host instrument, must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

   At January 1, 2001, the Company held financial instruments in the form of equity warrants that qualified as derivatives under the Statements with an estimated fair value of $3,825 and a book value of $825. The difference between the two amounts, $3,000, was recognized as an asset on January 1, 2001 with the related income reported as a cumulative effect of a change in accounting principle, net of tax. Changes in the fair value of these financial instruments, as well as any other financial instruments entered into which qualify as derivatives under the Statements which do not qualify for hedge accounting, were reflected in the statement of operations for 2001. During the eleven months ended November 30, 2001, the fair value of financial instruments that qualify as derivatives under the Statements decreased by $1,588 and is reflected on the statement of operations under the caption "Investment gains (losses) - unrealized."

   Upon conversion to a business development company, all investments, including all derivative investments, are carried at fair value.

  Recent Accounting Pronouncements

   On June 30, 2001, the provisions of Financial Accounting Standards Board Statements No. 141, "Business Combinations ("FAS 141") became effective. FAS 141 requires the use of the purchase method of accounting for any business combinations for which the date of acquisition is July 1, 2001, or later. For the period July 1, 2001 through December 31, 2001, the Company had no business combinations.

   On January 1, 2002, the provisions of Financial Accounting Standards Board Statements No. 142, "Goodwill and Other Intangible Assets ("FAS 142") became effective. Under FAS 142, goodwill and intangibles with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Upon adoption of FAS 142 in 2002, the Company will cease amortizing goodwill, which is not expected to have a material impact on net operating income in 2002. Goodwill of approximately $3,851 and $4,162 as of December 31, 2001 and 2000, net of accumulated amortization, is included in other assets in the consolidated balance sheets.

  Reclassifications

   Certain prior period information has been reclassified to conform to current year presentation.

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)


Note B--Investments

   At December 31, 2001 and 2000, investments consisted of the following:

                                        2001                2000
                                 ------------------  ------------------
                                   Cost     Value      Cost     Value
                                 --------  --------  --------  --------
Commercial loans................ $604,232  $596,002  $504,214  $501,264
Investments in equity securities   24,173    21,201     6,056     8,856
Unearned income.................  (12,134)  (12,134)   (9,935)   (9,935)
                                 --------  --------  --------  --------
Total........................... $616,271  $605,069  $500,335  $500,185
                                 --------  --------  --------  --------

   MCG's customer base includes primarily small- and medium-sized private companies in the communications, information services, media, and technology industry sectors. In addition, the company has occasionally made loans to individuals who are principals in these companies where the proceeds are used by or in connection with the operations or capitalization of such companies. Debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 400 to 1400 basis points above LIBOR, in some cases, a portion of which may be deferred. At December 31, 2001 and 2000, approximately 99% of loans in the portfolio were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 1% were at fixed rates. The company's loans generally have stated maturities at origination that range from 3 to 7 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

   At December 31, 2001, approximately 50% of MCG's loans had associated detachable warrants or an option to purchase warrants, appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. In some cases, some or all of the deferred interest may be exchanged as the exercise price for the option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow MCG to register the securities after public offerings.

   The composition of MCG's portfolio of publicly and non-publicly traded securities as of December 31, 2001 and 2000 at cost and fair value was as follows:

                                         December 31, December 31,
              Cost                           2001         2000
              ----                       ------------ ------------
              Senior Debt...............     94.9%        97.4%
              Subordinated Debt.........      1.2          1.4
              Equity....................      3.2          1.0
              Warrants to Acquire Equity      0.7          0.2
              Equity Appreciation Rights      0.0          0.0
                                            -----        -----
                                            100.0%       100.0%
                                            =====        =====

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)


                                         December 31, December 31,
              Fair Value                     2001         2000
              ----------                 ------------ ------------
              Senior Debt...............     95.3%        96.8%
              Subordinated Debt.........      1.2          1.4
              Equity....................      2.5          0.9
              Warrants to Acquire Equity      0.9          0.8
              Equity Appreciation Rights      0.1          0.1
                                            -----        -----
                                            100.0%       100.0%
                                            =====        =====

   Set forth below is a table showing the composition of MCG's portfolio by industry sector at cost and fair value for the years ended December 31, 2001 and 2000:

                                      December 31, December 31,
                 Cost                     2001         2000
                 ----                 ------------ ------------
                 Media...............     54.5%        54.0%
                 Communications......     29.7         30.2
                 Information Services     11.5         10.4
                 Technology..........      4.1          5.1
                 Other...............      0.2          0.3
                                         -----        -----
                                         100.0%       100.0%
                                         =====        =====

                                      December 31, December 31,
                 Fair Value               2001         2000
                 ----------           ------------ ------------
                 Media...............     55.2%        53.8%
                 Communications......     28.9         29.9
                 Information Services     11.8         10.3
                 Technology..........      3.8          5.6
                 Other...............      0.3          0.4
                                         -----        -----
                                         100.0%       100.0%
                                         =====        =====

   MCG recorded charge-offs of $14,840 against the allowance for loan losses prior to the conversion to a business development company. The following is a summary of changes in the allowance for loan losses:

                                    November 30, December 31, December 31,
     For periods ended                  2001         2000         1999
     -----------------              ------------ ------------ ------------
     Balance at beginning of period   $ 10,084     $ 4,663       $2,605
     Provision for loan losses.....     10,275       5,421        2,058
     Charge-offs...................    (14,840)         --           --
                                      --------     -------       ------
     Balance at end of period......   $  5,519     $10,084       $4,663
                                      ========     =======       ======

   The Company had no charge-offs for the years ended December 31, 2000 and 1999. At December 31, 2001, there were $8,629 of loans greater than 60 days past due and $157 of loans on non-accrual status. At December 31, 2000 there were no loans greater than 60 days past due or on non-accrual status.

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)

Note C--Borrowings

   On June 24, 1998, MCG Finance Corporation ("MCG Finance", currently MCG Finance I, LLC) entered into a $400,000 senior secured credit facility (the "Heller Facility"). The arrangement was due to expire on January 2, 2002 but was paid off on December 27, 2001. MCG Finance is a bankruptcy remote, special-purpose, wholly owned subsidiary of MCG and, therefore, the assets of MCG Finance may not be available to MCG creditors. The Heller Facility was secured by all of MCG Finance's existing and thereafter acquired assets. In addition, all shares of capital stock of MCG Finance Corporation were pledged as collateral. The lead bank for the Heller Facility, Heller Financial, Inc. ("Heller"), held 334,566 Class A shares and 677,934 Class D shares at December 31, 2000. On October 25, 2001, Heller was acquired by G.E. Capital.

   The Heller Facility consisted of a $320,000 revolving credit line and $80,000 term loan. The revolving credit line consisted of a base rate loan at the bank prime rate as published by the Board of Governors of the Federal Reserve System in the Federal Reserve statistical release H.15 (519) entitled "Selected Interest Rates," and up to 7 tranches of loans with interest rates based on the London Interbank Offered Rate ("LIBOR"). The base rate loan revolved each day. MCG could obtain the LIBOR-rated loans for periods of one, two, three or six months. The interest rate on the term loan was also based on LIBOR and MCG could choose a repricing period of one, two, three or six months. MCG was charged 25 basis points on any unused amounts.

   Interest payable on each individual loan or tranche was consolidated with principal as part of the prime loan at the end of the term of the tranche loan. Interest was payable quarterly on the prime loan. Interest on tranche loans was payable quarterly for tranche loan terms greater than three months. Principal payments were made based on the cash position of the Company within the covenant parameters of the facility.

   During December 2001, the Company used proceeds from the initial public and concurrent private offerings of common stock and the securitization of loans under a term securitization facility through Wachovia Securities to pay off the Facility.

   As of June 1, 2000, MCG Finance Corporation II ("MCG Finance II", currently MCG Finance II, LLC) sponsored the creation of MCG Master Trust (the "Revolving Credit Facility"), which entered into a variable funding securitization facility by issuing Series 2000-1 Notes. MCG Finance II is a bankruptcy remote, special-purpose, wholly owned subsidiary of MCG whose assets may not be available to MCG creditors. The MCG Master Trust is a bankruptcy remote, special-purpose, wholly owned subsidiary of MCG Finance II whose assets may not be available to MCG or MCG Finance II creditors. The Revolving Credit Facility is secured by all of the Trust's existing and hereinafter acquired assets totaling $71,659 as of December 31, 2001. This Revolving Credit Facility is scheduled to terminate on May 31, 2003.

   The Revolving Credit Facility may issue up to $200,000 of Class A Notes (the "Notes"). Currently all of the Notes outstanding total $22,585 and are held by one investor. The Notes bear interest based on the daily Commercial Paper Rate for Wachovia's funding conduit ("CP Rate") plus 1.0% and interest is payable monthly. The amount of Notes that can be issued is determined based on a minimum subordination amount applied to eligible loans in the Revolving Credit Facility including the requirement for a minimum of $30,000 of unleveraged loans as collateral for the indebtedness. Eligible loans are determined based on total loans in the Revolving Credit Facility less certain amounts related to delinquencies and various other criteria such as weighted average remaining life of the Revolving Credit Facility portfolio, weighted average risk rating of the Revolving Credit Facility portfolio, and industry concentration limits. The Revolving Credit Facility is charged 20 basis points on the difference between the $200,000 limit and the amount of Notes outstanding.

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)

   On December 27, 2001, MCG Finance III, LLC ("MCG Finance III") sponsored the creation of MCG Commercial Loan Trust (the "Trust"), which entered into a term funding securitization agreement by issuing Series 2001-1 Notes. MCG Finance III is a bankruptcy remote, special-purpose, wholly owned subsidiary of MCG whose assets may not be available to MCG creditors. The Trust is a bankruptcy remote, special-purpose, wholly owned subsidiary of MCG Finance III whose assets may not be available to MCG or MCG Finance III creditors. The Series 2001-1 Notes are secured by all of the Trust's existing assets totaling $349,488 as of December 31, 2001. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes.

   The Trust issued $229,860 of Class A Notes, and $35,363 Class B Notes (collectively the "Trust Notes"). The Class A Notes bear interest of LIBOR plus 0.60% and Class B Notes bear interest of LIBOR plus 1.75%, and interest is payable quarterly.

   Outstandings under the Revolving Credit Facility, the Trust Notes, and the Heller Facility as of December 31, 2001 and 2000 by interest rate benchmark were as follows:

                                                     December 31,
                                                   -----------------
                                                     2001     2000
                                                   -------- --------
           Prime Rate............................. $     -- $ 23,672
           30-day LIBOR...........................       --  266,500
           60-day LIBOR...........................       --       --
           90-day LIBOR...........................  265,223       --
           CP Rate................................   22,585   66,661
                                                   -------- --------
                                                   $287,808 $356,833
                                                   -------- --------

   The maximum outstandings under the Heller Facility during the years ended December 31, 2001, 2000, and 1999 were $345,146, $321,198, and $250,618, respectively, and the average outstandings were $308,576, $282,353, and $172,349, respectively. The weighted average interest rates, excluding the amortization of deferred financing costs, for the years ended December 31, 2001, 2000 and 1999 were 6.1%, 8.5% and 7.5%, respectively. The weighted average interest rates were 8.7% and 8.4% at December 31, 2000 and 1999, respectively. The Heller Facility was paid off prior to December 31, 2001.

   The maximum outstandings under the Notes issued by the Revolving Credit Facility during the year ended December 31, 2001 and 2000 were $126,800 and $66,661, respectively, and the average outstandings were $92,275, and 13,511, respectively. The weighted average interest rates, excluding the amortization of deferred financing costs, for the year ended December 31, 2001 and 2000 were 5.2% and 8.5%, respectively, and the interest rates at December 31, 2001 and 2000 were 4.9% and 8.1%, respectively.

   The maximum outstandings under the Notes issued by the Trust during the year ended December 31, 2001 were $265,223 and the average outstandings were $3,633. The weighted average interest rate, excluding the amortization of deferred financing costs, for the year ended December 31, 2001 was 2.7% and the weighted average interest rate at December 31, 2001 was 2.7%.

   Subject to certain minimum equity restrictions and other covenants, total unused available commitments from the borrowing facilities totaled $177,415 and $193,167 at December 31, 2001 and December 31, 2000, respectively.

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)

Note D--Capital Stock

   On December 4, 2001, the Company completed its IPO and sold 13,375,000 shares of its common stock at a price of $17.00 per share ($15.90 net of underwriting discount). MCG also completed a concurrent private offering of 625,000 shares at a price of $15.90 per share. Prior to the completion of the Company's IPO, all outstanding shares of the Company's Class A, B, D and E common stock converted into 12,671,887 shares of one class of common stock without preference on a one-for-one basis.

   Immediately prior to the IPO, the company issued 1,615,000 shares of restricted stock in exchange for all outstanding stock options and warrants held by employees and others.

   The Company declared an aggregate dividend of $.86 per share in December 2001 or $24,327, consisting of a dividend of $0.25 per share for the fourth quarter of 2001 and an additional dividend of $0.61 per share representing the distribution of substantially all of our earnings and profits since inception payable to shareholders of record on January 22, 2002.

   MCG has one class of common stock and one class of preferred stock. The Company's Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, to establish the number of shares to be included in each such series, and to fix the designations, voting powers, preferences, and rights of the shares of each such series, and any qualifications, limitations or restrictions thereof.

   At December 31, 2000, the Company had reserved 2,452,406 shares of common stock for issuance in connection with its stock option plan and warrants granted to First Union Corporation. In November 2001, all of the stock options and warrants and the stock option plan were terminated.

Note E--Employee Benefit Plans

   MCG sponsors a contributory savings plan and profit-sharing plan. MCG's savings plan allows all full-time and part-time employees who work at least one thousand hours per year to participate beginning on the first day of the calendar quarter following an employee's date of hire. MCG matches a portion of the contribution made by employees, which is based upon a percent of defined compensation, to the savings plan. The profit sharing plan allows participation by eligible employees who are on the payroll on the last day of the fiscal year for which the award is granted. Expenses related to the contributory savings plan were $19, $133, $110, and $67 for the periods ended December 31, 2001, November 30, 2001, and December 31, 2000 and 1999, respectively. Expenses related to the profit sharing plan were $72, $222, $222 and $88 for the periods ended December 31, 2001, November 30, 2001, and December 31, 2000 and 1999, respectively.

   During 2000, MCG created a deferred compensation plan for key executives that would allow eligible employees to defer a portion of their salary and bonuses to an unfunded deferred compensation plan managed by MCG. Contributions to the plan earn interest at a rate of 2.00% over MCG's internal cost of funds rate, as defined by the plan. The plan was effective January 1, 2001. There was $346 of contributions to the plan during the year ended December 31, 2001.

Note F--Income Taxes

   Through December 31, 2001 the Company was taxed as a "C" corporation. Effective January 1, 2002, MCG will elect to be treated for federal income tax purposes as a regulated investment company (RIC) under

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)

Subchapter M of the Internal Revenue Code. As a RIC, the Company generally will not be subject to taxation of income to the extent such income is distributed to stockholders and the Company meets certain minimum dividend and other distribution requirements.

   Deferred income taxes prior to conversion to a business development company reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes subsequent to conversion to a business development company reflect taxes on built-in gains on equity investments. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                            December 31
                                                          ---------------
                                                           2001     2000
                                                          -------  ------
      Deferred tax assets (liabilities)..................
         Allowance for loan losses....................... $    --  $4,106
         Loan fee recognition............................      --      --
         Built in gains on investments...................  (1,085)     --
         Other...........................................      --     155
                                                          -------  ------
             Total deferred tax assets (liabilities)..... $(1,085) $4,261
                                                          =======  ======

   Differences between income tax expense (benefit) and the amount computed by applying statutory income tax rates are summarized as follows:

                                                           Eleven Months
                                           One Month Ended     Ended      Year Ended   Year Ended
                                            December 31,   November 30,  December 31, December 31,
                                                2001           2001          2000         1999
                                           --------------- ------------- ------------ ------------
Amounts at statutory federal rates........     $(1,016)       $5,213       $ 8,309      $ 3,396
Effect of:................................
State taxes, net of federal benefit.......        (176)          901         1,357          520
Book expenses not deductible as a business
  development company.....................         559
Other.....................................          --            --             4            5
                                               -------        ------       -------      -------
Income tax expense (benefit)..............     $  (633)       $6,114       $ 9,670      $ 3,921
                                               =======        ======       =======      =======

Taxes currently (receivable) payable......     $  (138)       $  158       $12,317      $ 5,025
Deferred income taxes.....................        (495)        5,956        (2,647)      (1,104)
                                               -------        ------       -------      -------
Income tax expense (benefit)..............     $  (633)       $6,114       $ 9,670      $ 3,921
                                               =======        ======       =======      =======

   The components of income tax expense (benefit) are as follows:

                          One Month Ended  Eleven Months Ended    Year Ended        Year Ended
                         December 31, 2001  November 30, 2001  December 31, 2000 December 31, 1999
                         ----------------  ------------------- ----------------  ----------------
                         Current  Deferred Current    Deferred Current  Deferred Current  Deferred
-                        -------  -------- -------    -------- -------  -------- -------  --------
Federal.................  $(118)   $(422)   $135       $5,077  $ 9,660  $(2,047) $4,025   $  (884)
State...................    (20)     (73)     23          879    2,657     (600)  1,000      (220)
                          -----    -----    ----       ------  -------  -------  ------   -------
                          $(138)   $(495)   $158       $5,956  $12,317  $(2,647) $5,025   $(1,104)
                          =====    =====    ====       ======  =======  =======  ======   =======

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)


Note G--Commitments and Contingencies

   MCG is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of customers. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. MCG attempts to limit its credit risk by conducting extensive due diligence and obtaining collateral where appropriate.

   The balance of unused commitments to extend credit was $29,352 and $42,803 at December 31, 2001 and 2000, respectively. The estimated fair value of commitments reflects the amount MCG would have to pay a counterparty to assume these obligations and was $147 and $214 at December 31, 2001 and 2000, respectively. These amounts were estimated as the amount of fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties.

   Commitments to extend credit include the unused portions of commitments that obligate the Company to extend credit in the form of loans, participations in loans or similar transactions. Commitments to extend credit would also include loan proceeds the Company is obligated to advance, such as loan draws, rotating or revolving credit arrangements, or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

   Certain premises are leased under agreements which expire at various dates through 2007. Total rent expense amounted to $61, $602, $505 and $292 during the periods ended December 31, 2001, November 30, 2001, and December 31, 2000 and 1999, respectively.

   Future minimum rental commitments as of December 31, 2001 for all non-cancelable operating leases with initial or remaining terms of one year or more were as follows:

                 2002................................... $  791
                 2003...................................    418
                 2004...................................    102
                 2005...................................     99
                 2006 and thereafter....................     83
                                                         ------
                 Total.................................. $1,493
                                                         ======

   The Company has entered into an agreement with a third party for certain data processing services. The cost of these services is determined by volume considerations, in addition to an agreed base rate of $32 per year, for a remaining term of approximately two years.

Note H--Concentrations of Credit Risk

   MCG's customers are primarily small- and medium-sized companies serving the media, communications, technology and information services industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value often is vested in intangible assets and intellectual property.

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)

   The largest customers vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several customers.

Note I--Related Party Transactions

   Immediately prior to the IPO, MCG issued 68,930 shares of common stock for the termination of all warrants held by Wachovia Corporation without regard to exercise price. At that time, Wachovia Corporation was a shareholder. The warrants consisted of warrants to purchase 226,000 shares of common stock at an exercise price of $20 per share, 186,000 shares at an exercise price of $30 per share and 104,000 shares at an exercise price of $40 per share. The total number of shares issued for the termination of the warrants was based on the Black-Scholes option-pricing model and assumptions negotiated with Wachovia Corporation and approved by our Board of Directors.

   Heller Financial, Inc., a shareholder, provided our primary lending facility prior to December 28, 2001. As of December 31, 2000, interest payable of $1,813 included $1,364 payable to the lenders under the facility with Heller Financial, Inc., as agent, and $449 payable to an affiliate of Wachovia that holds the Master Trust Class A Notes. During 2001 and 2000, interest paid to Heller Financial, Inc., as agent, totaled $20,248 and $23,910, respectively and interest paid to the affiliate of Wachovia holding the Master Trust Class A Notes totaled $4,854 and $697, respectively. The facility was paid off on December 28, 2001.

   See Note J for discussion of employee loans.

Note J--Employee Stock Plans

   In June 1998, MCG authorized a stock-based compensation plan (the "1998 Plan"). Since the exercise prices for the stock options were at least equal to the fair value of the stock on the date of grant, no compensation expense has been recognized for the 1998 Plan.If compensation expense for the 1998 Plan had been determined based on the fair value at the grant date, consistent with the method in SFAS No. 123, on a pro forma basis, MCG's net income would have been reduced by $0, $357, and $52 for the years ended December 31, 2001, 2000 and 1999, respectively. Basic and diluted earnings per share would have been unchanged at $0.27 for the year ended December 31, 2001, reduced to $1.31 per share for the year ended December 31, 2000 and would have been unchanged at $0.87 for the year ended December 31, 1999.

   The 1998 Plan authorized MCG to grant options or stock appreciation rights to key personnel for up to 1,586,406 shares of Common Stock. During 2000, the 1998 Plan was amended to increase the number of authorized shares under the plan to 1,936,406. Under this plan, the exercise price of each option is determined by the committee appointed to administer the plan, an option's maximum term is ten years, and the options vest over a 3-5 year period, either straight-line or cliff vesting.

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)


   A summary of the Company's stock option activity and related information for all stock option plans for the periods ended November 30, 2001, and December 31, 2000 and 1999, is as follows:

                                         Eleven-month period        Year ended           Year ended
                                       ended November 30, 2001  December 31, 2000    December 31, 1999
                                       ----------------------- -------------------- --------------------
                                                     Weighted-            Weighted-            Weighted-
                                                      average              average              average
                                                     Exercise             Exercise             Exercise
                                         Shares        Price    Shares      Price    Shares      Price
                                       ----------    --------- ---------  --------- ---------  ---------
Outstanding, beginning of period......  1,894,406     $24.96   1,326,368   $27.26   1,140,868   $28.15
Granted...............................     51,500     $15.00     593,538    19.80     209,500    23.03
Exercised.............................         --         --          --       --          --       --
Expired/Cancelled..................... (1,945,906)    $24.70     (25,500)   24.41     (24,000)   32.57
Outstanding, end of period............         --         --   1,894,406    24.96   1,326,368    27.26
                                       ----------     ------   ---------   ------   ---------   ------
Options exercisable at period-end.....         --         --     483,505    27.66     223,374    28.05
                                       ----------     ------   ---------   ------   ---------   ------
Weighted-average fair value of options
  granted during the period...........                $ 5.56               $ 4.29               $ 1.95
                                                      ======               ======               ======

   The fair value of the options granted was determined using a minimum value calculation for non-public companies assuming an expected life of ten years, a fair value of the stock equal to the exercise price, dividend yield of 0%, and a weighted average risk-free rate of 4.63%, 4.99% and 6.44% for 2001, 2000 and 1999.

   Under the 1940 Act, business development companies may maintain either a qualifying stock option plan or a qualifying profit-sharing plan, but not both. Consequently, immediately prior to the Company's business development company conversion, MCG terminated the stock option plan. In connection with the termination of the plan, MCG issued 1,539,851 shares of restricted common stock to employees and directors. The total number of shares to be issued for the termination of the option plan was based upon the Black-Scholes option-pricing model and assumptions approved by the Board of Directors.

   With respect to 303,660 of the total shares of restricted common stock, the forfeiture provisions will lapse as to one-eleventh of such shares initially granted to an employee at the end of each of the eleven consecutive calendar year quarters beginning January 1, 2002 so long as that employee remains employed by MCG on the applicable date.

   With respect to 468,750 of the total shares of restricted common stock, the forfeiture provisions will lapse as to one-fifteenth of such shares initially granted to an employee at the end of each of the fifteen consecutive calendar year quarters beginning January 1, 2002 so long as that employee remains employed by MCG on the applicable date.

   A total of 674,030 of the total shares of restricted common stock are subject to two independent forfeiture conditions, one relating to employment status (all shares will be forfeited unless employee is still employed by MCG on September 30, 2005) and the other relating to total return to stockholders. With respect to 25,970 of the total shares of restricted common stock, the forfeiture provisions will lapse on September 30, 2005 so long as that employee remains employed by MCG on that date.

   With respect to 67,441 of the total shares of restricted stock, all forfeiture conditions lapsed as of the date of the initial public offering.

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)


   MCG made cash payments totaling $1,706 to employees for the taxes imposed on them associated with the issuance of restricted common stock. The cash payments assumed a combined federal and state tax rate of 48% for each employee.

   Additionally, in connection with the termination of the stock option plan, certain executive officers and employees purchased a portion of the 1,539,851 shares of restricted common stock at a per share price of $17.00. Those executive officers and employees issued partially non-recourse notes to MCG with an aggregate face value of $5,763 to purchase these shares. The notes are payable at the end of a four and a half-year term, subject to acceleration, bear interest at 4.13% payable annually and are secured by all of the restricted common stock held by such employee and for some employees, for a specified time-period, additional shares of common stock the employee owns. The notes are non-recourse as to the principal amount but recourse as to the interest. Amounts due on these loans are reflected as a reduction of stockholders' equity in the consolidated balance sheets.

   In connection with the formation of the Company in 1998, certain executive officers of the Company were granted loans to purchase 60,000 shares of Common Stock. These notes are payable at the end of a five year term and bear interest at 8.2875% payable annually. In addition, during 2000 additional loans were granted to certain additional executive officers in connection with the purchase of 16,333 shares of Common Stock. These notes are payable at the end of a five year term and bear interest at 8.25% payable annually. These notes are non-recourse as to the principal amount but recourse as to the interest. The loans are secured by the Company stock purchased with these loans as well as other Company stock owned by the officers. Amounts due on these loans are reflected as a reduction of stockholders' equity in the consolidated balance sheets.

   For the restricted common stock for which no return-based criteria apply, compensation expense, equal to the value of the shares at the grant date, is being recorded over the term of the forfeiture provisions. In addition, dividends on all shares that serve as collateral for the notes described above will be recorded as compensation expense until such time as the loans are repaid or the shares are released as collateral. For the one-month period ended December 31, 2001, MCG recognized $3,340 in compensation expense for restricted stock and dividends, including those shares granted to directors.

Note K--Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per common share for the periods ended December 31, 2001, November 30, 2001, and December 31, 2000 and 1999:

                                                              One Month       Eleven Months
                                                                Ended             Ended      Year Ended   Year Ended
                                                             December 31,     November 30,  December 31, December 31,
                                                                 2001             2001          2000         1999
(in thousands, except per share amounts)                     ------------     ------------- ------------ ------------
Basic
    Net income (loss).......................................   $(6,742)          $10,556      $14,071       $5,783
    Weighted average common shares outstanding..............    26,814            12,757       10,435        6,612
    Basic earnings (loss) per common share..................   $ (0.25)          $  0.83      $  1.35       $ 0.87
Diluted
    Net income (loss).......................................   $(6,742)          $10,556      $14,071       $5,783
    Weighted average common shares outstanding..............    26,814            12,757       10,435        6,612
    Dilutive effect of stock options and restricted stock...        --                18           18            2
    Weighted average common shares and Common stock
     equivalents............................................    26,814            12,775       10,453        6,614
    Diluted earnings (loss) per common share................   $ (0.25)          $  0.83      $  1.35       $ 0.87

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)

   For purposes of calculating earnings per common share, restricted common stock whose forfeiture provisions are solely based on passage of time, amounts are included in diluted earnings per common share based on the treasury stock method. No amounts were included in diluted earnings per common share for the one-month period ended December 31, 2001. Restricted common stock whose forfeiture provisions are based on performance criteria are included in diluted earnings per common share when it becomes probable such criteria will be met and is calculated using the treasury stock method. No amounts were included in diluted earnings per common share during the one-month period ended December 31, 2001.

Note L--Selected Quarterly Data (Unaudited)

   The following tables set forth certain quarterly financial information for each of the eight quarters ended with the quarter ended December 31, 2001. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                                           Two Months     One Month
                                                           2001              Ended          Ended
                                                 -----------------------  November 30,   December 31,
    (in thousands, except per share amounts)      Qtr 1   Qtr 2   Qtr 3       2001           2001
------------------------------------------------ ------- ------- -------  ------------   ------------
Operating income................................ $17,912 $17,689 $18,725    $11,463        $ 6,012
Net operating income (loss) before provision for
  loan losses and investment gains (losses).....   7,075   7,070   8,179      6,147         (1,608)
Income (loss) from continuing operations........   3,553   2,815  (1,074)     3,485         (2,270)
Net income (loss)...............................   5,330   2,815  (1,074)     3,485         (6,742)
Income (loss) from continuing operations per
  common share- basic........................... $  0.28 $  0.22 $ (0.08)   $  0.27        $ (0.08)
Income (loss) from continuing operations per
  common share -diluted......................... $  0.28 $  0.22 $ (0.08)   $  0.26        $ (0.25)
Net income (loss) per common share - basic...... $  0.42 $  0.22 $ (0.08)   $  0.27        $ (0.08)
Net income (loss) per common share - diluted.... $  0.42 $  0.22 $ (0.08)   $  0.26        $ (0.25)

                                                                       2000
                                                          -------------------------------
                                                           Qtr 1   Qtr 2   Qtr 3   Qtr 4
                                                          ------- ------- ------- -------
Operating income......................................... $10,750 $13,265 $15,315 $24,420
Net operating income before provision for loan losses and
  investment gains (losses)..............................   3,071   4,468   6,068  13,456
Income (loss) from continuing operations.................   2,755   2,423   3,243   5,650
Net income (loss)........................................   2,755   2,423   3,243   5,650
Income (loss) from continuing operations per common share
  --basic and diluted.................................... $  0.37 $  0.27 $  0.26 $  0.45
Net income (loss) per common share--basic and diluted.... $  0.37 $  0.27 $  0.26 $  0.45

                            MCG Capital Corporation

              (in thousands, except share and per share amounts)


Note M--Financial Highlights

   Following is a schedule of financial highlights for the one-month period ended December 31, 2001:

(Dollars in thousands except per share data)
Per Share Data/(1)/:
Net asset value at beginning of period............................... $  13.31

Net operating loss before investment gains and losses................     (.05)
Increase in unrealized depreciation on investments...................     (.05)
Cumulative effect of conversions to a BDC............................     (.16)
Tax benefit..........................................................      .02
                                                                      --------
Net decrease in shareholders' equity resulting from operations.......     (.24)

Dividends/(2) /......................................................     (.86)
Antidilutive effect of dividends recorded as compensation expense....      .06
                                                                      --------
Net decrease in shareholders' equity resulting from distributions....     (.80)

Issuance of shares in IPO, net of costs..............................     2.18
Dilutive effect of IPO...............................................    (1.04)
Dilutive effect of issuance of restricted stock awards, net of
  amortization.......................................................     (.95)
                                                                      --------
Net increase in shareholder's equity resulting from IPO..............      .19

Net asset value at end of period..................................... $  12.46

Per share market value of end of period.............................. $  17.80
Total return/(3) /...................................................     4.71%
Shares outstanding at end of period..................................   28,287

Ratio/Supplemental Data:
Net assets at end of period.......................................... $352,373
Ratio of operating expenses to average net assets....................     2.13%
Ratio of net operating loss before investment gains and losses to
  average net assets.................................................    (0.45)%

/(1)/ Basic and diluted per share data
/(2)/ Represents a distribution of the Company's accumulated earnings and profits from the period since inception through December 31, 2001. This dividend was required for the Company to qualify as a regulated investment company effective January 1, 2002.
/(3)/ Total return equals the increase of the ending market value over the initial public offering price, divided by the initial public offering price.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information with respect to our executive officers is contained under the captions "Proposal I--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

Item 11.  Executive Compensation

   The information with respect to compensation of executives and directors is contained under the caption "Proposal 1--Election of Directors--Compensation of Executive Officers and Directors" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange
Act and is incorporated in this Form 10-K by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information with respect to security ownership of certain beneficial owners and management is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange
Act and is incorporated in this Form 10-K by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

   The information with respect to certain relationships and related transactions is contained under the caption "Certain Relationships and Transactions" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.  The following financial statements are filed herewith
     Report of Independent Auditors...........................................................................   44
     Consolidated Balance Sheets as of December 31, 2001 and 2000.............................................   45
     Consolidated Statements of Operations for the one month ended December 31, 2001, eleven months
       ended November 30, 2001, and the years ended December 31, 2000 and 1999................................   46
     Consolidated Statements of Stockholders' Equity from December 31, 1998 through 2001......................   47
     Consolidated Statements of Cash Flows for the one month ended December 31, 2001, eleven months
       ended November 30, 2001, and the years ended December 31, 2000 and 1999................................   48
     Consolidated Schedules of Investments as of December 31, 2001 and 2000...................................   49
     Notes to Consolidated Financial Statements...............................................................   55
2.  No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.  Exhibits required to be filed by Item 601 of Regulation S-K.

   Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number                                        Description of Document
------- ---------------------------------------------------------------------------------------------------

3.1**   Restated Certificate of Incorporation.

3.2**   Amended and Restated Bylaws.

4.1*    Specimen Common Stock Certificate

10.1**  Third Amended and Restated Registration Rights Agreement by and among MCG Capital
          Corporation and certain stockholders.

10.2#   Sale and Servicing Agreement among MCG Master Trust, MCG Finance Corporation II and MCG
          Capital Corporation (formerly MCG Credit Corporation), dated as of June 1, 2000, as amended by a certain Amendment No. 1, dated as of September 1, 2000, and an Amendment No. 2, dated as of June 6, 2001.

10.3+   Note Purchase Agreement among MCG Master Trust, MCG Capital Corporation (formerly MCG
          Credit Corporation), Variable Funding Capital Corporation, and First Union Securities, Inc, dated as of June 1, 2000, as amended by a certain Amendment No. 1, dated as of June 6, 2001.

10.4#   Guaranty, dated as of June 16, 2000.

10.5#   Trust Agreement between MCG Finance Corporation II and Wilmington Trust Company, dated as of June 1, 2000.

10.6#   Trust Certificate, dated as of June 16, 2000.

10.7#   MCG Master Trust Class A Note issued to Variable Funding Capital Corporation, dated as of June 16,
          2000.

10.8#   MCG Master Trust Class B Note issued to MCG Finance Corporation II, dated as of June 16, 2000.

10.9#   Indenture by and between MCG Master Trust and Norwest Bank Minnesota, National Association,
          dated as of June 1, 2000.

10.10+  Series 2000-1 Terms Supplement to the Indenture dated as of June 1, 2000 between MCG Master
          Trust and Norwest Bank Minnesota, N.A, as amended by a certain Amendment No. 1, dated as of
          June 6, 2001, filed herein.

10.11#  Commercial Loan Sale Agreement between MCG Capital Corporation and MCG Finance
          Corporation II, dated as of June 1, 2000.

10.12#  Letter Agreement by and among MCG Master Trust, MCG Credit Corporation, (formerly MCG
          Credit Corporation), Variable Funding Capital Corporation and First Union Securities, Inc., dated as of June 6, 2001.

10.13** Sale and Servicing Agreement by and among MCG Commercial Loan Trust 2001-1, MCG Finance
          III, LLC, MCG Capital Corporation and Wells Fargo Bank Minnesota, National Association,
          dated as of December 1, 2001.

10.14** Note Purchase Agreement among MCG Commercial Loan Trust 2001-1, MCG Capital Corporation,
          MCG Finance III, LLC and First Union Securities, Inc., dated as of December 19, 2001.

10.15** Trust Agreement between MCG Finance III, LLC and Wilmington Trust Company, dated as of
          December 1, 2001.

10.16** MCG Commercial Loan Trust 2001-1 Trust Certificate, dated as of December 27, 2001.

10.17** MCG Commercial Loan Trust 2001-1 Class A Note, dated as of December 27, 2001.

10.18** MCG Commercial Loan Trust 2001-1 Class B Note, dated as of December 27, 2001.

Exhibit
Number                                    Description of Document
------- --------------------------------------------------------------------------------------------

10.19** MCG Commercial Loan Trust 2001-1 Class C Note issued to MCG Finance III, LLC, dated as of
          December 27, 2001.

10.20** Indenture between MCG Commercial Loan Trust 2001-1 and Wells Fargo Bank Minnesota,
          National Association, dated as of December 1, 2001.

10.21** Commercial Loan Sale Agreement between MCG Capital Corporation and MCG Finance III, LLC, dated as of December 1, 2001.

10.22** Stock Purchase Agreement by and between MCG Capital Corporation and FBR Asset Investment
          Corporation.

10.23#  401(k) Plan.

10.24#  Deferred Compensation Plan.

10.25*  Dividend Reinvestment Plan.

10.26+  Form of Restricted Stock Agreement for administrative personnel.

10.27+  Form of Restricted Stock Agreement for staff professionals.

10.28+  Form of Restricted Stock Agreement for senior management.

10.29** Restricted Stock Agreement between the Company and Bryan J. Mitchell, dated November 28,
          2001.

10.30** Restricted Stock Agreement between the Company and Robert J. Merrick, dated November 28,
          2001.

10.31** Restricted Stock Agreement between the Company and B. Hagen Saville, dated November 28,
          2001.

10.32** Restricted Stock Agreement between the Company and Steven F. Tunney, dated November 28,
          2001.

10.33+  Form of Restricted Stock Agreement for directors.

10.34** Promissory Note issued to Bryan J. Mitchell, dated as of November 28, 2001.

10.35** Promissory Note issued to B. Hagen Saville, dated as of November 28, 2001.

10.36** Promissory Note issued to Steven F. Tunney, dated as of November 28, 2001.

10.37+  Form of Promissory Note issued to senior management.

10.38+  Form of Promissory Note issued to employees.

10.39** Pledge Agreement between the Company and Bryan J. Mitchell, dated as of November 28, 2001.

10.40** Pledge Agreement between the Company and B. Hagen Saville, dated as of November 28, 2001.

10.41** Pledge Agreement between the Company and Steven F. Tunney, dated as of November 28, 2001.

10.42+  Form of Pledge Agreement between the Company and employee.

10.43*  Form of Amended and Restated Promissory Note issued to senior management

10.44#  Form of Pledge Agreement between the Company and senior management, dated as of June 24,
          1998.

10.45** Custodial Agreement between the Company and Riggs Bank, N.A.

10.46** Employment Agreement between the Company and Bryan J. Mitchell, dated November 28, 2001.

10.47** Employment Agreement between the Company and Robert J. Merrick, dated November 28, 2001.

10.48** Employment Agreement between the Company and B. Hagen Saville, dated November 28, 2001.

10.49** Employment Agreement between the Company and Steven F. Tunney, dated November 28, 2001.

11      Statement regarding computation of per share earnings is included in Note K to the Company's
          Notes to the Consolidated Financial Statements.

21**    Subsidiaries of the Company and jurisdiction of incorporation/organization.

--------
# Incorporated by reference to the exhibit of the same name to the Company's registration statement on Form N-2 filed with the Commission on July 5, 2001 (File No. 333-64596).

* Incorporated by reference to the exhibit of the same name to Pre-Effective Amendment No. 2 to the Company's registration statement on Form N-2 filed with the Commission on November 1, 2001 (File No. 333-64596).
+ Incorporated by reference to the exhibit of the same name to Pre-Effective Amendment No. 3 to the Company's registration statement on Form N-2 filed with the Commission on November 6, 2001 (File No. 333-64596).
** Filed herewith

(b) Reports on Form 8-K.

   We have filed no reports on Form 8-K during the quarter ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                          MCG CAPITAL CORPORATION


                                         By:    /s/  BRYAN J. MITCHELL
                                             -----------------------------
                                                    Bryan J. Mitchell
                                               Chairman of the Board and
                                                Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

          Signature                          Title                      Date
          ---------                          -----                      ----

   /s/  BRYAN J. MITCHELL
----------------------------- Chairman and Chief Executive Officer
      Bryan J. Mitchell         (Principal Executive Officer)      March 29, 2002

    /s/  STEVEN F. TUNNEY
----------------------------- Director, President, Chief Operating
      Steven F. Tunney          Officer and Treasurer              March 29, 2002

   /s/  JANET C. PERLOWSKI
----------------------------- Chief Financial Officer (Principal
     Janet C. Perlowski         Financial and Accounting Officer)  March 29, 2002

   /s/  WALLACE B. MILLNER
-----------------------------
     Wallace B. Millner       Director                             March 29, 2002

    /s/  NORMAN W. ALPERT
-----------------------------
      Norman W. Alpert        Director                             March 29, 2002

  /s/  JOSEPH H. GLEBERMAN
-----------------------------
     Joseph H. Gleberman      Director                             March 29, 2002

   /s/  JEFFREY M. BUCHER
-----------------------------
      Jeffrey M. Bucher       Director                             March 29, 2002

   /s/  KENNETH J. O'KEEFE
-----------------------------
     Kenneth J. O'Keefe       Director                             March 29, 2002

   /s/  ROBERT J. MERRICK
-----------------------------
      Robert J. Merrick       Director                             March 29, 2002

   /s/  MICHAEL A. PRUZAN
-----------------------------
      Michael A. Pruzan       Director                             March 29, 2002