Form 10-Q
period 2002-03-31
MCG CAPITAL CORP
filed 2002-05-13
CIK 1141299

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                      For the Quarter Ended March 31, 2002.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                         Commission File Number: 0-33377

                             MCG CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                  54-7889518
 --------------------------------------   --------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

   1100 Wilson Boulevard, Suite 800
   Arlington, VA                                           22209
(Address of principal executive office)                  (Zip Code)

                                 (703) 247-7500
              (Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of May 10, 2002 was 28,286,422.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                             MCG CAPITAL CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION

             Selected Consolidated Financial and Other Data

             Selected Operating Data

Item 1.      Financial Statements Unaudited

             Consolidated Balance Sheets - March 31, 2002 and December 31, 2001

             Consolidated Statements of Operations for the three months ended
             March 31, 2002 and 2001

             Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2002

             Consolidated Statements of Cash Flows for the three months ended
             March 31, 2002 and 2001

             Consolidated Schedules of Investments as of March 31, 2002 and
             December 31, 2001

             Notes to Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

PART II      OTHER INFORMATION


Item 1.      Legal Proceedings

Item 2.      Changes in Securities and Use of Proceeds

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

Signatures

PART I.      FINANCIAL INFORMATION

         In this Quarterly Report, the "Company", "MCG", "we", "us" and "our" refer to MCG Capital Corporation and our wholly owned subsidiaries and our affiliated securitization trusts unless the context otherwise requires.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

         The selected consolidated financial and other data below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements (unaudited) and notes thereto. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods ending before December 1, 2001 are not comparable to the period commencing on December 1, 2001 and are not expected to be representative of our financial results in the future.

                                                                          Pre IPO prior to
                                             Post-IPO as a Business      becoming a Business
                                              Development Company        Development Company
                                               Three Months Ended        Three Months Ended
(dollars in thousands except per share data)     March 31, 2002            March 31, 2001
                                            -------------------------  ------------------------
Income Statement Data:
Operating income                                       $      17,054              $     17,912

Net operating income (a)                                       9,955                     7,075

Income (loss) before cumulative effect of
accounting changes                                             3,721                     3,553

Net increase (decrease) in stockholders' equity
resulting from earnings (loss)                                 3,721                     5,330

Per Common Share Data:
Net operating income (a) per common share--basic
   and diluted                                         $        0.37              $       0.56
Income before cumulative effect of accounting
   changes per common share--basic and diluted                  0.14                      0.28
Earnings per common share--basic and diluted                    0.14                      0.42

Net asset value per common share                               12.25                     13.01

Dividends declared per common share                             0.41                         -

Selected Period-End Balances:
Total investment portfolio                             $     650,414              $    544,604
Total assets                                                 702,999                   576,926
Borrowings                                                   338,880                   402,465

Other data:
Number of portfolio companies                                     77                        70
Number of employees                                               57                        48

_______________

(a) Represents net operating income (loss) before provision for loan losses for periods ending prior to December 1, 2001.

                             Selected Operating Data

         The following table shows our consolidated results of operations for the three months ended March 31, 2002 and 2001. The three months ended
March 31, 2002 reflect our financial results as a business development company, whereas the three months ended March 31, 2001 reflect our financial results prior to operating as a business development company. Different accounting principles are used in the preparation of our financial statements as a business development company under the Investment Company Act of 1940 and, as a result, our financial results as a business development company are not directly comparable to prior periods. The items in the table below were not affected by the change in accounting principles resulting from our conversion to a business development company.

                                                   Post-IPO as a            Pre IPO prior to
                                                Business Development      becoming a Business
                                                      Company             Development Company
                                                 Three Months Ended        Three Months Ended
(dollars in thousands except per share data)       March 31, 2002            March 31, 2001
                                             ------------------------- ---------------------------
Operating income

Interest and fees on commercial loans        $        15,589           $         17,596
Advisory fees and other income                         1,465                        316

                                             ------------------------- ---------------------------
Total operating income                                17,054                     17,912

Operating expenses

Interest expense                                       2,496                      7,530
Employee compensation:
     Salaries and benefits                             2,021                      2,290
     Long-term incentive compensation                  1,526                          -
                                             ------------------------- ---------------------------
Total employee compensation                            3,547                      2,290

General and administrative expense                     1,056                      1,017

                                             ------------------------- ---------------------------
Total operating expenses                               7,099                     10,837
                                             ------------------------- ---------------------------
Net operating income (a)                               9,955                      7,075
Long-term incentive compensation (b)                   1,526                          -
                                             ------------------------- ---------------------------

Distributable net operating income (c)       $        11,481           $          7,075
                                             ========================= ===========================

---------------

(a) Represents net operating income (loss) before provision for loan losses for periods ending prior to December 1, 2001.

(b) Includes expenses related to termination of the stock option plan and issuance of related restricted stock awards at the time of the IPO.

(c) Distributable net operating income is presented for the three months ended March 31, 2001 to facilitate the understanding of the amount of net earnings we may have potentially distributed if we had been a business development company and regulated investment company (without the effect of de-leveraging prior to December 1, 2001) for that period. The amounts of the distributable net operating income identified in this table are not intended to represent amounts we will distribute in future periods. Distributable net operating income may not be comparable to similarly titled measures reported by other companies. Distributable net operating income does not represent net increase (decrease) in stockholders' equity resulting from earnings or cash generated from operating activities in accordance with GAAP and should not be considered an alternative to such items as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For additional information on distributions, see the section entitled "Financial Condition, Liquidity and Capital Resources--Dividends."

Item 1.  Financial Statements (unaudited)

                             MCG Capital Corporation
                     Consolidated Balance Sheets (unaudited)
                      (in thousands, except per share data)

                                                                                      March 31,     December 31,
                                                                                        2002            2001
                                                                                     ---------------------------

                                                                                     ---------------------------
Assets
Cash and cash equivalents                                                             $   35,598     $   48,148
Investments:
   Commercial loans, at fair value (cost of $654,405 and $604,232)                       643,776        596,002
   Investments in equity securities - at fair value (cost of $26,219 and $24,173)         19,412         21,201
   Unearned income on commercial loans                                                   (12,774)       (12,134)
                                                                                     ---------------------------
     Total investments                                                                   650,414        605,069
Interest receivable                                                                        5,802          5,623
Other assets                                                                              11,185         14,226
                                                                                     ---------------------------
     Total assets                                                                     $  702,999     $  673,066
                                                                                     ===========================

Liabilities
Borrowings                                                                            $  338,880     $  287,808
Interest payable                                                                           1,408            408
Dividends payable                                                                         11,596         24,327
Other liabilities                                                                          4,598          8,150
                                                                                     ---------------------------
     Total liabilities                                                                   356,482        320,693
                                                                                     ---------------------------

Stockholders' Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding
Common stock                                                                                   -              -
    par value $.01, authorized 100,000 shares, 28,287 issued and outstanding at
    March 31, 2002 and December 31, 2001                                                     283            283
Paid-in capital                                                                          370,097        370,087
Stockholder loans                                                                         (6,059)        (6,510)
Unearned compensation - restricted stock                                                 (12,182)       (13,077)
Earnings in excess of distributions                                                       11,814         12,792
Net unrealized depreciation on investments                                               (17,436)       (11,202)
                                                                                     ---------------------------
     Total stockholders' equity                                                          346,517        352,373
                                                                                     ---------------------------

     Total liabilities and stockholders' equity                                       $  702,999     $  673,066
                                                                                     ===========================


See notes to consolidated financial statements.

                             MCG Capital Corporation
                Consolidated Statements of Operations (unaudited)
                    (in thousands, except per share amounts)

                                                                                             Pre IPO prior to becoming
                                                                  Post IPO as a Business      a Business Development
                                                                    Development Company              Company
                                                                    Three Months Ended          Three Months Ended
                                                                      March 31, 2002              March 31, 2001
                                                                  ----------------------------------------------------
Operating income
Interest and fees on commercial loans                                             $15,589                     $17,596
Advisory fees and other income                                                      1,465                         316
                                                                  ----------------------------------------------------
Total operating income                                                             17,054                      17,912
                                                                  ----------------------------------------------------
Operating expenses

Interest expense                                                                    2,496                       7,530

Employee compensation:
   Salaries and benefits                                                            2,021                       2,290
   Long-term incentive compensation                                                 1,526                           -
                                                                  ----------------------------------------------------
Total employee compensation                                                         3,547                       2,290

General and administrative expense                                                  1,056                       1,017
                                                                  ----------------------------------------------------

Total operating expenses                                                            7,099                      10,837
                                                                  ----------------------------------------------------

Net operating income before provision for loan losses                               9,955                       7,075
                                                                  ----------------------------------------------------

Provision for loan losses                                                               -                      (1,015)

Realized gains (losses) on investments                                                  -                        (300)

Net change in unrealized appreciation (depreciation)
on investments                                                                     (6,234)                        238
                                                                  ----------------------------------------------------
Income from operations before income taxes and cumulative
effect of accounting change                                                         3,721                       5,998

Income tax expense                                                                      -                       2,445
                                                                  ----------------------------------------------------
Income before cumulative effect of accounting change                                3,721                       3,553
Cumulative effect of accounting change, net of taxes of
$1,223                                                                                  -                       1,777
                                                                  ----------------------------------------------------
Net increase in stockholders' equity resulting from
earnings/net income                                                               $ 3,721                     $ 5,330
                                                                  ====================================================

Income per common share before cumulative effect of
accounting change - basic and diluted                                             $  0.14                     $  0.28


Earnings per common share - basic and diluted                                     $  0.14                     $  0.42
Cash dividends declared                                                           $  0.41                           -


Weighted average common shares outstanding                                         26,817                      12,672

Weighted average common shares outstanding and dilutive
common stock equivalents                                                           26,904                      12,691

See notes to consolidated financial statements.

                             MCG Capital Corporation
           Consolidated Statements of Stockholders' Equity (unaudited)
                    (in thousands, except per share amounts)

                             Common Stock                                    Unearned                      Net
                            --------------                                 Compensation  Earnings in     Unrealized       Total
                                                    Paid-in    Stockholder  Restricted    excess of    Depreciation on Stockholders'
                            Shares       Amount     Capital       Loans        stock     Distributions   Investments      Equity
                          ----------    --------   ---------   ----------- ------------  -------------   ------------  -------------
Balance December 31,
 2001                        28,287    $     283   $ 370,087      $ (6,510)   $ (13,077)     $  12,792      $ (11,202)    $ 352,373
Net (decrease) increase
 in stockholders'
 equity resulting from
 earnings (loss)                                                                                 9,955         (6,234)        3,721
Dividends declared,
 $0.41 per share                                                                               (10,933)                     (10,933)
Dividend reinvestment             3            -          54                                                                     54
Amortization of
 restricted stock
  awards                                                                            860                                         860
Reduction in employee
 loans                           (3)           -         (44)          451           35                                         442
                          ---------    ---------   ---------     ---------    ---------      ---------      ---------     ---------
Balance March 31,
 2002                        28,287    $     283   $ 370,097     $  (6,059)   $ (12,182)     $  11,814      $ (17,436)    $ 346,517
                          =========    =========   =========     =========    =========      =========      =========     =========

                 See notes to consolidated financial statements.

                             MCG Capital Corporation
                Consolidated Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                      Post IPO as a Business       Pre IPO prior to becoming a
                                                                      Development Company          Business Development Company
                                                                      Three Months Ended             Three Months Ended
                                                                        March 31, 2002                 March 31, 2001
------------------------------------------------------------------------------------------------------------------------------
Operating activities
  Net increase in stockholders' equity resulting from earnings             $    3,721                     $   5,330
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
  Provision for loan losses                                                         -                         1,015
  Depreciation and amortization                                                    86                           124
  Amortization of restricted stock awards                                         860                             -
  Amortization of deferred debt issuance costs                                    501                           499
  Realized gains (losses) on investments                                            -                           300
  Net change in unrealized depreciation (appreciation) on investments           6,234                        (3,238)
  Increase in interest receivable                                                (159)                         (633)
  Increase in accrued payment-in-kind interest                                 (3,224)                       (2,431)
  Increase in unearned income                                                     179                           341
  Decrease in other assets                                                      2,553                           534
  Increase (decrease) in interest payable                                       1,000                          (172)
  Decrease in other liabilities                                                (2,889)                       (1,313)
------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                    8,862                           356
------------------------------------------------------------------------------------------------------------------------------
Investing activities
  Net increase in loans                                                       (47,571)                      (48,269)
  Net increase in equity investments                                             (984)                         (475)
  Purchase of premises and equipment                                              (68)                          (50)
------------------------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                      (48,623)                      (48,794)
------------------------------------------------------------------------------------------------------------------------------

Financing activities
  Net proceeds from borrowings                                                 51,072                        45,596
  Payment of financing costs                                                      (28)                            -
  Issuance of common stock, net of costs                                           54                             -
  Dividends paid                                                              (24,327)                            -
  Repayment of loans granted to officers/shareholders                             440                             -
------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                   27,211                        45,596
------------------------------------------------------------------------------------------------------------------------------

   Decrease in cash and cash equivalents                                      (12,550)                       (2,842)
   Cash and cash equivalents at beginning of period                            48,148                        16,766
------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                               $   35,598                     $  13,924
==============================================================================================================================

Supplemental disclosures
   Interest paid                                                           $      995                     $   7,203
   Income taxes paid (received)                                                (2,117)                        2,215

See notes to consolidated financial statements.

                             MCG Capital Corporation
                Consolidated Schedules of Investments (unaudited)
                             (dollars in thousands)

                                                                                          March 31, 2002        December 31, 2001
                                                                                      ---------------------- -----------------------
                                                                       Percentage of
                                                 Title of Securities  Class Held on a
                               Nature of Its        Held by the        Fully Diluted                Fair                    Fair
   Portfolio Company        Principal Business        Company            Basis (5)        Cost      Value          Cost     Value
------------------------------------------------------------------------------------------------------------------------------------
The Adrenaline Group (1)    Technology           Senior Debt                       -    $    750   $     750   $     750   $     750

                                                 Warrants to
                                                 purchase Common
                                                 Stock                           4.6%          0           0           0           0
------------------------------------------------------------------------------------------------------------------------------------
Alarm Management II         Security Alarms      Senior Debt
LLC (1)                                                                            -       1,900       1,900       1,800       1,800
------------------------------------------------------------------------------------------------------------------------------------

Amalfi Coast                Broadcasting         Senior Debt                       -      13,000      13,000      13,000      13,000
------------------------------------------------------------------------------------------------------------------------------------
American Consolidated       Newspaper            Senior Debt                       -      20,000      20,000           -           -
Media
------------------------------------------------------------------------------------------------------------------------------------

AMI Telecommunications      Telecommunications   Senior Debt                       -      10,336      10,336      10,715      10,715
Corporation (1)
                                                 Common Stock                    5.1%        200           0         200           0

                                                 Preferred Stock                37.5%      1,100       1,100           -           -
------------------------------------------------------------------------------------------------------------------------------------
Badoud Enterprises,         Newspaper            Senior Debt                       -      10,117      10,117      11,320      11,320
Inc.(1)
------------------------------------------------------------------------------------------------------------------------------------
Barcom Inc., and US         Security Alarms      Senior Debt
Alarm Inc.                                                                         -       3,935       3,935       3,911       3,911
------------------------------------------------------------------------------------------------------------------------------------

Biznessonline.com, Inc.     Telecommunications   Senior Debt                       -      13,961      13,961      13,529      13,529
(1)
                                                 Common Stock                    7.0%         18          21          18          27

                                                 Preferred Stock               100.0%      2,864         100       2,864         100

                                                 Warrants to
                                                 purchase Common
                                                 Stock                          48.3%        253         182         253         253
------------------------------------------------------------------------------------------------------------------------------------

Boucher                     Publishing           Senior Debt                       -       2,400       2,400       2,450       2,450
Communications, Inc. (1)
                                                 Stock Appreciation
                                                 Rights                            -           0         281           0         297
------------------------------------------------------------------------------------------------------------------------------------

Bridgecom Holdings, Inc.    Telecommunications   Senior Debt                       -      21,112      21,112      17,969      17,969
(1)
                                                 Warrants to
                                                 purchase Common
                                                 Stock                          12.7%          0           7           0           0
------------------------------------------------------------------------------------------------------------------------------------
Brookings Newspapers,       Newspaper            Senior Debt                       -       3,400       3,400       3,500       3,500
L.L.C. (1)
------------------------------------------------------------------------------------------------------------------------------------
BuyMedia Inc. (4)           Other                Warrants to                     1.5%          0           0           0          42
                                                 purchase Common
                                                 Stock
------------------------------------------------------------------------------------------------------------------------------------
Cambridge Information       Information          Senior Debt                       -      16,484      16,484      19,334      19,334
Group, Inc. (1)             Services
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                             MCG Capital Corporation
                Consolidated Schedules of Investments (unaudited)
                             (dollars in thousands)

                                                                                          March 31, 2002        December 31, 2001
                                                                                      ---------------------- -----------------------
                                                                       Percentage of
                                                 Title of Securities  Class Held on a
                               Nature of Its        Held by the        Fully Diluted                Fair                    Fair
   Portfolio Company        Principal Business        Company            Basis (5)        Cost      Value          Cost     Value
------------------------------------------------------------------------------------------------------------------------------------
CCG Consulting, LLC         Consulting           Senior Debt                       -       1,295       1,295       1,293       1,293

                                                 Warrants to
                                                 purchase membership
                                                 interest in LLC                21.8%          0         276           0         294

                                                 Option to purchase
                                                 additional equity               5.6%          0           0           0           0
------------------------------------------------------------------------------------------------------------------------------------
Community Media Group,      Newspaper            Senior Debt                       -      13,505      13,505      13,505      13,505
Inc. (1)
------------------------------------------------------------------------------------------------------------------------------------

Connective Corp. (4)        Publishing           Common Stock                    1.2%         57           2          57          13
------------------------------------------------------------------------------------------------------------------------------------

Corporate Legal Times       Publishing           Senior Debt                       -       4,876       4,876       4,813       4,813
L.L.C.
                                                 Warrants to
                                                 purchase membership
                                                 interest in LLC                20.0%        153          87         153          86
------------------------------------------------------------------------------------------------------------------------------------
Costa De Oro Television,    Broadcasting         Senior Debt                       -       5,013       5,013       5,011       5,011
Inc.
------------------------------------------------------------------------------------------------------------------------------------

Country Media, Inc.         Newspaper            Senior Debt                       -       7,835       7,835       8,448       8,448

                                                 Common Stock                    6.3%        100         230         100         205
------------------------------------------------------------------------------------------------------------------------------------
Creatas, L.L.C.  (1)        Information          Senior Debt                       -      13,771      13,771      13,664      13,664

                            Services             LLC Interest                   20.0%        100         465         100         465
------------------------------------------------------------------------------------------------------------------------------------

Creative Loafing, Inc.(1)   Newspaper            Senior Debt                       -      16,930      16,930      16,795      16,795
------------------------------------------------------------------------------------------------------------------------------------
Crescent Publishing         Newspaper            Senior Debt                       -      13,820      13,820      13,700      13,700
Company LLC
------------------------------------------------------------------------------------------------------------------------------------
Dowden Health Media, Inc.   Publishing           Senior Debt                       -       1,400       1,400       1,500       1,500

------------------------------------------------------------------------------------------------------------------------------------
Edgell Communications,      Publishing           Senior Debt                       -         470         470         520         520
Inc. (1)
------------------------------------------------------------------------------------------------------------------------------------

Eli Research                Information          Senior Debt                       -       9,700       9,700           -           -

                            Services             Warrants to
                                                 purchase Common
                                                 Stock                           3.0%          0           0           -           -
------------------------------------------------------------------------------------------------------------------------------------
The e-Media Club, LLC       Media Investment     LLC Interest                    0.8%         90          90          90          90
                            Group
------------------------------------------------------------------------------------------------------------------------------------
Executive Enterprise        Business Conferences LLC Interest                   15.0%        301         167         301         167
Institute, LLC (1)
------------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

                             MCG Capital Corporation
                Consolidated Schedules of Investments (unaudited)
                             (dollars in thousands)

                                                                                              March 31, 2002      December 31, 2001
                                                                                           -------------------    ------------------
                                                                          Percentage of
                                                    Title of Securities  Class Held on a
                                Nature of Its          Held by the        Fully Diluted                Fair                    Fair
     Portfolio Company        Principal Business        Company             Basis (5)      Cost       Value       Cost        Value
------------------------------------------------------------------------------------------------------------------------------------
Fawcette Technical            Publishing            Senior Debt                    -      16,155      16,155      14,787      14,787
Publications Holdings (1)
                                                    Warrants to
                                                    purchase Common
                                                    Stock                       22.9%        519         446         519         519
------------------------------------------------------------------------------------------------------------------------------------

Financial Technologies        Technology            Senior Debt                    -      20,500      20,500      20,500      20,500
Holdings, Inc. (1)
                                                    Warrants to
                                                    purchase Common
                                                    Stock                        4.2%          0           0           0           0
------------------------------------------------------------------------------------------------------------------------------------
Halcyon Business              Publishing            Senior Debt                    -         183         183         275         275
Publications, Inc.
------------------------------------------------------------------------------------------------------------------------------------

I-55 Internet Services, Inc.  Telecommunications    Senior Debt                    -       3,518       3,518       3,623       3,623

                                                    Warrants to
                                                    purchase Common
                                                    Stock                        7.5%          0           0           0           0
------------------------------------------------------------------------------------------------------------------------------------

IDS Telecom LLC               Telecommunications    Senior Debt                    -      17,451      17,451      17,039      17,039

                                                    Warrants to
                                                    purchase membership
                                                    interest in LLC             11.0%        375         740         376         637
------------------------------------------------------------------------------------------------------------------------------------
Images.Com, Inc.              Information           Senior Debt                    -       2,775       2,775       2,775       2,775
                              Services
------------------------------------------------------------------------------------------------------------------------------------
Information Today             Information           Senior Debt                    -       7,500       7,500       7,500       7,500
Incorporated                  Services
------------------------------------------------------------------------------------------------------------------------------------
Intellisec Holdings, Inc.     Security Alarms       Senior Debt                    -      14,381      11,981      14,265      14,265
(1) (4)
                                                    Warrants to
                                                    purchase Common
                                                    Stock                        5.2%          0           0           0           0
------------------------------------------------------------------------------------------------------------------------------------

JMP Media, L.L.C.             Broadcasting          Senior Debt                    -      15,911      15,911      15,781      15,781
------------------------------------------------------------------------------------------------------------------------------------
Jeffrey A. Stern (4)          Publishing            Senior Debt                    -          93          93         157         157
------------------------------------------------------------------------------------------------------------------------------------

Joseph C. Millstone           Telecommunications    Senior Debt                    -         500         500         500         500
------------------------------------------------------------------------------------------------------------------------------------
The Joseph F. Biddle          Newspaper             Senior Debt                    -      13,157      13,157      14,207      14,207
Publishing Company (1)
------------------------------------------------------------------------------------------------------------------------------------
Kings III of America,         Security Alarm        Senior Debt                    -       4,998       4,998       4,997       4,997
Inc., North America
------------------------------------------------------------------------------------------------------------------------------------
The Korea Times Los           Newspaper             Senior Debt                    -      11,818      11,818      11,927      11,927
Angeles, Inc.
------------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                             MCG Capital Corporation
                Consolidated Schedules of Investments (unaudited)
                             (dollars in thousands)

                                                                                             March 31, 2002      December 31, 2001
                                                                                           ------------------    ------------------
                                                                       Percentage of
                                                Title of Securities   Class Held on a
                             Nature of Its         Held by the         Fully Diluted                  Fair                    Fair
     Portfolio Company     Principal Business       Company              Basis (5)        Cost       Value       Cost        Value
-----------------------------------------------------------------------------------------------------------------------------------
Manhattan                  Telecommunications   Senior Debt                       -      23,390      23,390      22,975      22,975
Telecommunications
Corporation                                     Warrants to
                                                purchase Common
                                                Stock                          17.5%        754       1,513         754         644

-----------------------------------------------------------------------------------------------------------------------------------
McGinnis-Johnson           Newspaper            Subordinated Debt                 -       7,921       7,921       7,828       7,828
Consulting, LLC
-----------------------------------------------------------------------------------------------------------------------------------
Media Central              Publishing           Senior Debt                       -      10,000      10,000      10,000      10,000
LLP/Primedia
-----------------------------------------------------------------------------------------------------------------------------------
Midwest Towers Partners,   Telecommunications   Senior Debt                       -      16,463      16,463      16,307      16,307
LLC (1)                    Towers
-----------------------------------------------------------------------------------------------------------------------------------

Miles Media Group, Inc.    Publishing           Senior Debt                       -       7,850       7,850       7,850       7,850
(1)
                                                Warrants to                    14.6%         20         322          20         490
                                                purchase Common
                                                Stock
-----------------------------------------------------------------------------------------------------------------------------------
Minnesota Publishers,      Newspaper            Senior Debt                       -      14,250      14,250      14,250      14,250
Inc.(1)
-----------------------------------------------------------------------------------------------------------------------------------
Murphy McGinnis Media,     Newspaper            Senior Debt                       -      14,000      14,000      14,000      14,000
Inc. (1)
-----------------------------------------------------------------------------------------------------------------------------------
NBG Radio Networks,        Broadcasting         Senior Debt                       -       6,348       6,348       6,298       6,298
Inc.
                                                Warrants to
                                                purchase Common
                                                Stock                          25.2%          0           0           0           0
-----------------------------------------------------------------------------------------------------------------------------------

Netplexus Corporation      Technology           Senior Debt                       -       3,456       2,456       3,500       2,500

                                                Preferred Stock                51.0%        766           0         766           0

                                                Warrants to
                                                purchase Common
                                                Stock                           8.3%          0           0           0           0
-----------------------------------------------------------------------------------------------------------------------------------

New Century Companies,     Other                Common Stock                    2.9%        157         245         157         294
Inc. (1) (4)
                                                Preferred Stock                11.9%          0          35           0          42

                                                Warrants to
                                                purchase Common
                                                Stock                           0.6%          0          23           0          33
-----------------------------------------------------------------------------------------------------------------------------------

nii communications, Inc.   Telecommunications   Senior Debt                       -       6,276       6,276       5,565       5,565
(1)
                                                Common Stock                    3.1%        400          92         400         162

                                                Warrants to
                                                purchase Common
                                                Stock                          35.4%        747         525         747         991
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                             MCG Capital Corporation
                Consolidated Schedules of Investments (unaudited)
                             (dollars in thousands)

                                                                                         March 31, 2002      December 31, 2001
                                                                                       ------------------    ------------------
                                                                     Percentage of
                                               Title of Securities  Class Held on a
                             Nature of Its        Held by the        Fully Diluted                Fair                    Fair
     Portfolio Company     Principal Business      Company             Basis (5)      Cost       Value       Cost        Value
-------------------------------------------------------------------------------------------------------------------------------
New Northwest
Broadcasters, Inc. (1)     Broadcasting        Senior Debt                    -      10,883      10,883      10,853      10,853
-------------------------------------------------------------------------------------------------------------------------------

Newsletter Holdings, LLC   Publishing          Senior Debt                    -       1,200       1,200       1,340       1,340
(1)
-------------------------------------------------------------------------------------------------------------------------------

NOW Communications,        Telecommunications  Senior Debt                    -       4,442       4,442       4,367       4,367
Inc. (1)
                                               Warrants to
                                               purchase Common
                                               Stock                       10.0%          0           0           0           0
-------------------------------------------------------------------------------------------------------------------------------
Pacific-Sierra Publishing, Newspaper           Senior Debt                    -      24,215      24,215      24,160      24,160
Inc.
-------------------------------------------------------------------------------------------------------------------------------
Pfingsten Publishing, LLC  Publishing          Senior Debt                    -      10,300      10,300      10,250      10,250
(1)
-------------------------------------------------------------------------------------------------------------------------------

Powercom Corporation (1)   Telecommunications  Senior Debt                    -       3,920       3,920       3,917       3,917

                                               Warrants to
                                               purchase Common
                                               Stock                        9.6%        139          51         139         105
-------------------------------------------------------------------------------------------------------------------------------

R.R. Bowker LLC            Information         Senior Debt                    -      15,000      15,000      15,000      15,000
                           Services
                                               Warrants to
                                               purchase Common
                                               Stock                       14.0%        882         617         882         882
-------------------------------------------------------------------------------------------------------------------------------

Rising Tide Holdings LLC   Publishing          Senior Debt                    -       3,085       1,585       3,097       1,597
(1)
                                               Warrants to
                                               purchase membership
                                               interest in LLC              6.5%          0           0           0           0
-------------------------------------------------------------------------------------------------------------------------------
Robert N. Snyder           Information         Senior Debt                    -       1,300       1,300       1,300       1,300
                           Services
-------------------------------------------------------------------------------------------------------------------------------

Sabot Publishing, Inc. (1) Publishing          Senior Debt                    -       9,800       9,800       9,800       9,800
-------------------------------------------------------------------------------------------------------------------------------

Stonebridge Press, Inc.    Newspaper           Senior Debt                    -       5,299       5,299       5,473       5,473
(1)
-------------------------------------------------------------------------------------------------------------------------------

Sunshine Media Corp. (1)   Publishing          Senior Debt                    -      12,947      12,947      13,094      13,094

                                               LLC Interest Class
                                               A                           12.8%        500         540         500         553

                                               Warrants to
                                               purchase membership
                                               interest in LLC
                                               Class B                    100.0%          0           0           0           0
-------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                             MCG Capital Corporation
                Consolidated Schedules of Investments (unaudited)
                             (dollars in thousands)

                                                                                         March 31, 2002      December 31, 2001
                                                                                       ------------------    -----------------
                                                                     Percentage of
                                               Title of Securities  Class Held on a
                             Nature of Its        Held by the        Fully Diluted                Fair                    Fair
     Portfolio Company     Principal Business      Company             Basis (5)      Cost       Value       Cost        Value
------------------------------------------------------------------------------------------------------------------------------
Talk America Holdings,     Telecommunications  Senior Debt                  -       17,500      17,500      17,500      17,500
Inc.(1)
                                               Common Stock               1.7%       1,150         592       1,050         482

                                               Warrants to
                                               purchase Common
                                               Stock                      0.7%           25           0          25           0
-------------------------------------------------------------------------------------------------------------------------------

TGI Group, LLC             Information         Senior Debt                  -         7,590       7,590       7,920       7,920
                           Services
                                               Warrants to
                                               purchase membership
                                               interest in LLC            5.0%          126          23         126          23
-------------------------------------------------------------------------------------------------------------------------------

THE Journal, LLC           Publishing          Senior Debt                  -         3,229       2,133       3,196       2,100
-------------------------------------------------------------------------------------------------------------------------------

Tower Resource             Telecommunications  Senior Debt                  -         1,593       1,593       1,573       1,573
Management, Inc. (1)       Towers
                                               Warrants to
                                               purchase Common
                                               Stock                      7.1%            0           0           0           0
-------------------------------------------------------------------------------------------------------------------------------
21st Century               Newspaper           Subordinated Debt            -        20,000      20,000           -           -

                                               Warrants to
                                               purchase Common
                                               Stock                      1.1%          452         452           -           -
-------------------------------------------------------------------------------------------------------------------------------

Unifocus, Inc. (1)         Information         Senior Debt                  -         3,150       3,150       3,300       3,300
                           Services
                                               Warrants to
                                               purchase Equity           15.0%          139         351         139         369
-------------------------------------------------------------------------------------------------------------------------------

UMAC, Inc. (3) (4)         Publishing          Common Stock             100.0%        8,745       5,245       8,360       8,360
-------------------------------------------------------------------------------------------------------------------------------
ValuePage Holdings, Inc.   Telecommunications  Senior Debt                  -        13,105       8,472      13,105       8,472
(1)
-------------------------------------------------------------------------------------------------------------------------------

VS&A-PBI Holding LLC       Publishing          Senior Debt                  -        12,375      12,375      12,375      12,375
(1)
                                               LLC Interest               0.8%          500           0         500           0
-------------------------------------------------------------------------------------------------------------------------------

WirelessLines, Inc. (1)    Telecommunications  Senior Debt                  -         6,150       6,150       6,150       6,150

                                               Warrants to
                                               purchase Common
                                               Stock                      5.0%            0           0           0           0
-------------------------------------------------------------------------------------------------------------------------------

Witter Publishing          Publishing          Senior Debt                  -         2,725       2,725       2,747       2,747
Corporation
                                               Warrants to
                                               purchase Common
                                               Stock                     10.7%           87          92          78          76
-------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                             MCG Capital Corporation
                Consolidated Schedules of Investments (unaudited)
                             (dollars in thousands)

                                                                                        March 31, 2002        December 31, 2001
                                                                                  ----------------------  ---------------------

                                                                     Percentage of
                                               Title of Securities  Class Held on a
                            Nature of Its         Held by the        Fully Diluted
 Portfolio Company        Principal Business        Company             Basis (5)    Cost    Fair Value     Cost     Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Working Mother Media,      Publishing           Senior Debt                -         7,218      7,218       6,718        6,718
Inc.(2)
                                                Preferred Stock         97.8%        4,499      4,499       4,499        4,499

                                                Common Stock

                                                                        51.0%            1          1           1            1
-------------------------------------------------------------------------------------------------------------------------------
Wyoming Newspapers,        Newspaper            Senior Debt                         12,475     12,475      12,563       12,563
Inc.(1)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                   680,624    663,188     628,405      617,203
                                                                                -----------  ---------------------   ----------

                                                Unearned income                    (12,774)   (12,774)    (12,134)     (12,134)
                                                                                -----------  ----------  ---------   ----------

                                                Total Investments                 $667,850   $650,414    $616,271    $ 605,069
                                                                                ===========  =====================   ==========


(1) Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(2) In August 2001, we foreclosed on the assets of MacDonald Communication Corporation and transferred them to Working Mother Media, Inc. (formerly WMAC, Inc.), a majority owned subsidiary of MCG Finance I, LLC (formerly MCG Finance Corporation).
(3) In September 2001, we foreclosed on the assets of Upside Media, Inc. and transferred them to UMAC, Inc., a wholly owned subsidiary of MCG Finance I, LLC (formerly MCG Finance Corporation).
(4)   Non-income producing.
(5) The "percentage of class held on a fully diluted basis" represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on outstanding share information as of March 31, 2002(i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company's most recent public filings with the Commission.


See notes to consolidated financial statements.

                             MCG Capital Corporation
             Notes To Consolidated Financial Statements (unaudited)

                      (In thousands except per share data)

Note 1. Unaudited Interim Consolidated Financial Statements Basis of
        Presentation

     Interim consolidated financial statements of MCG Capital Corporation ("MCG" or the "Company" or "we" or "us" or "our") are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as filed with the United States Securities and Exchange Commission.

    The accompanying financial statements reflect the consolidated accounts of MCG, including our special purpose financing subsidiaries MCG Finance I, LLC, MCG Finance II, LLC, and MCG Finance III, LLC, with all significant intercompany balances eliminated and the related consolidated results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

  Conversion to Business Development Company

    The operating results for the three months ended March 31, 2002 reflect the Company's results as a business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the three months ended March 31, 2001 reflect the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the consolidated financial statements for these two periods are different and, therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and accounting for income taxes--see corresponding sections in the notes to our audited consolidated financial statements included in the Company's Form 10-K.

Note 2. Description of Business

    MCG is a solutions-focused financial services company that provides financing and advisory services to companies throughout the United States in the communications, information services, media and technology industry sectors. Prior to its name change effective June 14, 2001, the Company's legal name was MCG Credit Corporation. On December 4, 2001, MCG completed an initial public offering ("IPO") of 13,375,000 shares of common stock and a concurrent private offering of 625,000 shares of common stock. Upon completion of the offerings, the Company became a non-diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company will elect to be treated as a regulated investment company under Internal Revenue Service regulations effective January 1, 2002.

Note 3. Investments

     As of March 31, 2002 and December 31, 2001, investments consisted of the following:


                                            March 31, 2002                    December 31, 2001
                                   ------------------------------       ---------------------------
                                         Cost            Value              Cost            Value
                                   ----------------------------------------------------------------
Commercial loans                   $    654,405      $   643,776        $  604,232      $  596,002
Investments in equity securities         26,219           19,412            24,173          21,201
Unearned income                         (12,774)         (12,774)          (12,134)        (12,134)
                                   ------------------------------       ---------------------------
Total                              $    667,850      $   650,414        $  616,271      $  605,069
                                   ==============================       ===========================

         The composition of MCG's portfolio of publicly and non-publicly traded securities as of March 31, 2002 and December 31, 2001 at cost and fair value was as follows:

                                       March 31, 2002                 December 31, 2001
                                 -----------------------------------------------------------------
                                  Investments at  Percentage of   Investments at   Percentage of

     Description                        Cost      Total Portfolio       Cost       Total Portfolio
--------------------------------------------------------------------------------------------------
Senior Debt                           $626,484           92.0%         $596,403           94.9%
Subordinated Debt                       27,921            4.1%            7,829            1.2%
Equity                                  21,548            3.2%           19,962            3.2%
Warrants to Acquire Equity               4,671            0.7%            4,211            0.7%
Equity Appreciation Rights                   0            0.0%                0            0.0%
                              ------------------------------------------------------------------
                                      $680,624          100.0%         $628,405          100.0%
                              ==================================================================


                                       March 31, 2002                 December 31, 2001
                              ------------------------------------------------------------------
                              Investments at  Percentage of   Investments at   Percentage of

      Description               Fair Value    Total Portfolio    Fair Value    Total Portfolio
------------------------------------------------------------------------------------------------
Senior Debt                           $615,855           92.9%         $588,174           95.3%
Subordinated Debt                       27,921            4.2%            7,828            1.2%
Equity                                  13,425            2.0%           15,460            2.5%
Warrants to Acquire Equity               5,706            0.9%            5,444            0.9%
Equity Appreciation Rights                 281            0.0%              297            0.1%
                              ------------------------------------------------------------------
                                      $663,188          100.0%         $617,203          100.0%
                              ==================================================================

         Set forth below are tables showing the composition of MCG's portfolio by industry sector at cost and fair value at March 31, 2002 and December 31, 2001:

                                       March 31, 2002                 December 31, 2001
                              ------------------------------------------------------------------
                              Investments at  Percentage of   Investments at   Percentage of

      Description                   Cost      Total Portfolio       Cost       Total Portfolio
------------------------------------------------------------------------------------------------
Media                                 $381,869           56.1%         $342,408           54.5%
Communications                         193,013           28.4%          186,690           29.7%
Information Services                    78,517           11.5%           72,040           11.5%
Technology                              25,472            3.7%           25,516            4.1%
Other                                    1,753            0.3%            1,751            0.2%
                              ------------------------------------------------------------------
                                      $680,624          100.0%         $628,405          100.0%
                              ==================================================================


                                       March 31, 2002                 December 31, 2001
                              ------------------------------------------------------------------
                              Investments at  Percentage of   Investments at   Percentage of

      Description                Fair Value   Total Portfolio    Fair Value    Total Portfolio
------------------------------------------------------------------------------------------------
Media                                 $375,893           56.7%         $340,210           55.2%
Communications                         182,823           27.5%          178,588           28.9%
Information Services                    78,725           11.9%           72,532           11.8%
Technology                              23,706            3.6%           23,750            3.8%
Other                                    2,041            0.3%            2,123            0.3%
                              ------------------------------------------------------------------
                                      $663,188          100.0%         $617,203          100.0%
                              ==================================================================

Note 4. Borrowings

      As of March 31, 2002, MCG, through MCG Master Trust, an affiliated business trust, had $54,563 in borrowings outstanding under a Revolving Credit Facility.

      The maximum outstandings under the Notes issued by the Revolving Credit Facility during the three months ended March 31, 2002 was $54,563, and the average outstanding balance was $24,168. The weighted average interest rate, excluding the amortization of deferred financing costs, for the three months ended March 31, 2002 was 4.5%, and the interest rate at March 31, 2002 was 3.5%.

      As of March 31, 2002, we also had $22,900 of notes (the "Swingline Notes") outstanding under a swingline credit facility, which is part of the Revolving Credit Facility, that allows us to borrow up to $25,000, as part of the $200,000 total facility limit, for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Swingline Notes bear interest based on the federal funds rate plus 1.0% and interest is payable monthly.

      The maximum outstandings under the Swingline Notes during the three months ended March 31, 2002 was $22,900, and the average outstanding balance was $763. The weighted average interest rate for the three months ended March 31, 2002 was 2.8%, and the interest rate at March 31, 2002 was 2.8%.

      On December 27, 2001, MCG Finance III, LLC ("MCG Finance III") sponsored the creation of MCG Commercial Loan Trust (the "Trust"), which entered into a term funding securitization agreement by issuing Series 2001-1 Notes.

      The Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 Class B Notes rated A/A2/A (the "Series 2001-1 Class A Asset Backed Bonds" and "Series 2001-1 Class B Asset Backed Bonds") as rated by Standard & Poors, Moody's and Fitch, respectively. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

      The maximum outstandings under the Notes issued by the Trust during the three months ended March 31, 2002 was $265,223 and the average outstanding balance was $262,263. The weighted average interest rate, excluding fee amortization, for the three months ended March 31, 2002 was 2.6%, and the interest rate at March 31, 2002 was 2.6%.

      Outstandings under the Revolving Credit Facility, the Trust Notes and the swingline credit facility as of March 31, 2002 and December 31, 2001 by interest rate benchmark were as follows:

                      March 31, 2002         December 31, 2001
                  ----------------------- -----------------------
90-day LIBOR                  $  261,417             $   265,223
CP Rate                           54,563                  22,585
Fed Funds Rate                    22,900                       0
                  ----------------------- -----------------------
                              $  338,880             $   287,808
                  ======================= =======================

    Subject to certain minimum equity restrictions and other covenants, total unused available commitments from the borrowing facilities totaled $122,537 and $177,415 at March 31, 2002 and December 31, 2001, respectively.

Note 5. Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2002 and 2001:

                                                             Three Months      Three Months
                                                            Ended March 31,   Ended March 31,
                                                               2002               2001

(in thousands, except per share amounts)                   ----------------  -----------------
Basic
    Net increase in stockholders' equity resulting
      from earnings/ net income                            $       3,721     $       5,330
    Weighted average common shares outstanding                    26,817            12,672
    Basic earnings per common share                        $        0.14     $        0.42
Diluted

    Net increase in stockholders' equity resulting
      from earnings/ net income                            $       3,721     $       5,330
    Weighted average common shares outstanding                    26,817            12,672

    Dilutive effect of stock options and restricted
      stock on which forfeiture provisions have not
      lapsed                                                          87                19
    Weighted average common shares and common stock
      equivalents                                                 26,904            12,691
    Diluted earnings per common share                      $        0.14     $        0.42


Note 6.  Financial Highlights

         Following is a schedule of financial highlights for the quarter ended March 31, 2002:

(Dollars in thousands, except per share data)
Per Share Data (1):
Net asset value at beginning of period                                  $ 12.46

Net operating income                                                        .35
Increase in unrealized depreciation on investments                         (.22)
                                                                   -------------
Net increase in stockholders' equity resulting from
earnings                                                                    .13

Distributions of net investment income                                     (.41)
Antidilutive effect of distributions recorded as
compensation expense                                                        .02
                                                                   -------------
Net decrease in stockholders' equity resulting from
distributions                                                              (.39)

Net increase in shareholders' equity from restricted stock
amortization                                                                .03
Net increase in shareholders' equity resulting from
reduction in employee loans                                                 .02

Net asset value at end of period                                        $ 12.25

Per share market value at end of period                                 $ 19.49
Total return (2)                                                          14.33%
Shares outstanding at end of period                                      28,287

Ratio/Supplemental Data:
Net assets at end of period                                           $ 346,517
Ratio of operating expenses to average net assets                          1.99%
Ratio of net operating income to average net assets                        2.78%

(1)      Basic and diluted per share data
(2) Total return equals the increase of the ending market value over the December 31, 2001 price of $17.80 per share plus dividends paid ($0.86 per share), divided by the beginning price. Total return is not annualized.

Note 7.  New Accounting Pronouncement

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, the Company adopted the provisions of FAS 142 and ceased amortization of goodwill and intangible assets with indefinite lives. The adoption of FAS 142 did not have a material impact on the Company's financial position or results of operations. In accordance with FAS 142, the Company has tested its intangible assets with indefinite lives, $3,850 at January 1, 2002, for impairment as of the date of adoption and determined that there was no impairment.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                   Overview

    The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data and our Consolidated Financial Statements and notes thereto appearing herein.

    MCG Capital Corporation is a solutions-focused financial services company providing financing and advisory services to companies throughout the United States in the communications, information services, media and technology industry sectors. On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and a concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million. Upon completion of these offerings, we became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. We will elect, effective as of January 1, 2002, to be taxed as a regulated investment company for U.S. federal income tax purposes. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

    The results of operations for the three months ended March 31, 2002 reflect the Company's results as a business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the three months ended March 31, 2001 reflect the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the consolidated financial statements for these two periods are different and, therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and accounting for income taxes--see corresponding sections in the notes to our consolidated financial statements included in Company's Form 10-K.

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

                    Portfolio Composition and Asset Quality

    Our primary business is lending to and investing in businesses, primarily in the communications, information services, media, and technology industry sectors, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. We intend to increase gradually our level of subordinated debt and equity-based investments. However, a substantial majority of our portfolio will continue to consist of investments in senior secured commercial loans. The total portfolio value of investments in publicly traded and non-publicly traded securities was $663.2 million and $617.2 million, at March 31, 2002 and December 31, 2001, respectively (exclusive of unearned income). The increase in investments during the period was primarily attributable to originated debt securities.

    Total portfolio investment activity as of and for the three months ended March 31, 2002 and year ended December 31, 2001, was as follows (exclusive of unearned income):

                                                        March 31, December 31,
                                                          2002      2001 (a)
(Dollars in millions)                                   --------- ------------
Beginning Portfolio....................................  $617.2      $510.9
Originations/Net Draws/Purchases.......................    52.2       167.6
Early Pay-offs/Sales of Securities.....................      --       (33.0)
Charge-offs/Write-downs................................      --       (14.8)(b)
Realized Gains (Losses)................................      --        (1.7)
Net Change in Unrealized Appreciation (Depreciation) on
  Investments..........................................    (6.2)      (11.8)
                                                         ------      ------
Ending Portfolio.......................................  $663.2      $617.2
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

    The majority of our commercial loans are senior secured loans. The majority of our non-loan investments are either warrants to acquire equity interests or direct equity investments. The receipt of warrants allows us to participate in positive changes in the value of the portfolio company, while minimizing the amount of upfront cost to us. The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2002 and December 31, 2001:

                                      March 31, December 31,
                                        2002        2001
                                      --------- ------------
                    Senior Debt......    92.9%      95.3%
                    Subordinated Debt     4.2        1.2
                    Equity...........     2.9        3.5
                                        -----      -----
                                        100.0%     100.0%
                                        =====      =====

    Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our Board of Directors on a quarterly basis. As of March 31, 2002 and December 31, 2001, unrealized depreciation on investments totaled $17.4 million and $11.2 million, respectively.

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

    The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2002 and December 31, 2001:

                Distribution of Portfolio by Investment Rating


                       March 31, 2002               December 31, 2001
               ------------------------------ ------------------------------
                                   (Dollars in millions)
    Investment Investments at  Percentage of  Investments at  Percentage of
      Rating     Fair Value   Total Portfolio   Fair Value   Total Portfolio
      ------     ----------   ---------------   ----------   ---------------
        1         $ 131.1          19.8%         $ 135.2          21.9%
        2           335.8           50.6           275.1           44.5
        3           133.3           20.1           158.6           25.7
        4            44.2            6.7            46.7            7.6
        5            18.8            2.8             1.6            0.3
                  -------         ------         -------         ------
                  $ 663.2         100.0%         $ 617.2         100.0%
                  =======         ======         =======         ======

    We manage loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues.

                                    [CHART]
         Distribution of Portfolio by Investment Rating ("IR")

                       Total Portfolio at March 31, 2002
                                IR-1     20%
                                IR-2     50%
                                IR-3     20%
                                IR-4      7%
                                IR-5      3%




     [CHART]                                   [CHART]

Total Portfolio at December 31, 2001        2001 Originations
  IR-1    22%                                 IR-1    31%
  IR-2    44%                                 IR-2    61%
  IR-3    26%                                 IR-3     7%
  IR-4     8%                                 IR-4     1%
  IR-5     0%

    Set forth below is a table showing the composition of MCG's portfolio by industry sector at fair value at March 31, 2002, and December 31, 2001:

                                       March 31, December 31,
                                         2002        2001
                                       --------- ------------
                  Media...............    56.7%      55.2%
                  Communications......    27.5       28.9
                  Information Services    11.9       11.8
                  Technology..........     3.6        3.8
                  Other...............     0.3        0.3
                                         -----      -----
                                         100.0%     100.0%
                                         =====      =====

                                            [CHART]
                 Distribution of Portfolio by Detailed Industry
                       Total Portfolio at March 31, 2002
                                 Newspaper     32%
                                 Telecom       24%
                                 Publishing    17%
                                 Information
                                  Services     12%
                                 Broadcast      8%
                                 Security       3%
                                 Other          4%


                                                                                [CHART]
                                    [CHART]

                                                                     2001 Originations
Total Portfolio at December 31, 2001                                Newspaper     (27%)
      Newspaper     (28%)                                           Telecom       (14%)
      Telecom       (25%)                                           Publishing    (18%)
      Publishing    (19%)                                             Information
      Information                                                    Services     (22%)
       Services     (12%)                                           Broadcast     (14%)
      Broadcast      (8%)                                           Security       (5%)
      Security       (4%)
      Other          (4%)

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

    At March 31, 2002, there were $12.1 million of loans, or approximately 1.8% of the investment portfolio, greater than 60 days past due, which also represented all our loans on non-accrual status. At December 31, 2001, there were $8.6 million of loans greater than 60 days past due representing 1.4% of the investment portfolio, of which $0.2 million were on non-accrual status. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and stop recognizing interest income on that loan until all principal has been paid. However, we will make exceptions to this policy if the investment is well secured and in the process of collection.

    When principal and interest on a loan is not paid within the applicable grace period, we will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment and will begin to more actively monitor the investment. We will formulate strategies to optimize the resolution process and will begin the process of restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any enhanced risk, we receive appropriate compensation from the customer in connection with a restructuring. During the process of monitoring a loan which is out of compliance, we will in appropriate circumstances send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may determine to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings. During 2001, we foreclosed upon two of our portfolio companies, which had a fair value of $17.0 million as of March 31, 2002 and $19.6 million as of December 31, 2001. Of the $14.8 million of charge-offs during 2001, $4.5 million related to these foreclosures. There were no foreclosures during the three months ended March 31, 2002.

    Prior to the conversion to a business development company, we provided an allowance for loan losses estimated to be sufficient to absorb probable future losses, net of recoveries. From inception through November 30, 2001, we had provided $20.3 million of allowance for loan losses, including $2.0 million of allowance recorded in the asset acquisition and have charged-off $14.8 million.

                             Results of Operations

         Comparison of the Three Months Ended March 31, 2002 and 2001

    The following table shows our consolidated results of operations for the three months ended March 31, 2002 and 2001. The three months ended March 31, 2002 reflect our financial results as a business development company, whereas the three months ended March 31, 2001 reflect our financial results prior to operating as a business development company. Different accounting principles are used in the preparation of our financial statements as a business development company under the Investment Company Act of 1940 and, as a result, our financial results as a business development company are not comparable to prior periods. The items in the table below were not affected by the change in accounting principles resulting from our conversion to a business development company. See Note 1 to Consolidated Financial Statements.

                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                       2002      2001
                                                      -------  -------
        Operating income
        Interest and fees on commercial loans....... $15,589   $17,596
        Advisory fees and other income..............   1,465       316
                                                      -------  -------
        Total operating income......................  17,054    17,912

        Operating expenses
        Interest expense............................   2,496     7,530
        Employee compensation:
           Salaries and benefits....................   2,021     2,290
           Long-term incentive compensation.........   1,526        --
                                                      -------  -------
        Total employee compensation.................   3,547     2,290
        General and administrative expense..........   1,056     1,017
                                                      -------  -------
        Total operating expenses....................   7,099    10,837
                                                      -------  -------
        Net operating income (a)....................   9,955     7,075
        Long-term incentive compensation............   1,526        --
                                                      -------  -------
        Distributable net operating income (b)...... $11,481   $ 7,075
                                                      =======  =======

--------
(a)Represents net operating income (loss) before provision for loan losses for periods ending prior to December 1, 2001.
(b)Distributable net operating income is presented for the three months ended March 31, 2001 to facilitate the understanding of the amount of net earnings we may have potentially distributed if we had operated as a business development company and regulated investment company (without the effect of de-leveraging prior to December 1, 2001) for that period. The amounts of the distributable net operating income identified in this table are not intended to represent amounts we will distribute in future periods. Distributable net operating income may not be comparable to similarly titled measures reported by other companies. Distributable net operating income does not represent net increase (decrease) in stockholders' equity resulting from earnings or cash generated from operating activities in accordance with GAAP and should not be considered an alternative to such items as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For additional information on distributions, see the section entitled "Financial Condition, Liquidity and Capital Resources-Dividends."

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

    The change in operating income from the first quarter of 2001 to the same period in 2002 is attributable to the following items:

                                                  First Quarter
                                                  2002 vs. 2001
                                                  -------------
(dollars in millions)
Change due to:
   Loan Growth (a)...............................     $ 2.5
   Change in LIBOR (a)...........................      (4.9)
   Change in spread (a)..........................       0.3
   Fee amortization..............................       0.1
   Advisory and other income.....................       1.1
                                                      -----
Total change in operating income.................     $(0.9)
                                                      =====

--------
(a)The change in interest income due to change in LIBOR, change in spread and loan growth has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

    Total operating income for the three months ended March 31, 2002 decreased $0.9 million, or 4.8%, to $17.1 million from $17.9 million for the three months ended March 31, 2001. The decrease was primarily due to a decline in LIBOR rates. Average three month LIBOR decreased 349 basis points over these periods from 5.40% to 1.91%, decreasing income by $4.9 million. Average commercial loans increased 17% for the first quarter of 2002 when compared to the first quarter of 2001 and weighted average spreads increased 28 basis points. The loan growth and increase in weighted average spreads partially offset the affects of the decreases in LIBOR rates from the first quarter of 2001 to the same period in 2002. Due to a number of projects completed this quarter for new and existing customers, advisory and other income also experienced growth. Advisory fees are recognized as earned which is generally when the investment transaction closes or the services are completed.

Operating Expenses

    Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

    The change in operating expense from the first quarter of 2001 to the same period in 2002 is attributable to the following items:

                                                  First Quarter
                                                  2002 vs. 2001
                                                  -------------
(dollars in millions)
Change due to:
   Decrease in borrowings (a)....................     $(1.3)
   Change in LIBOR (a)...........................      (2.9)
   Change in spread (a)..........................      (0.8)
   Salaries and benefits.........................      (0.2)
   Long-term incentive compensation..............       1.5
                                                      -----
Total change in operating expense................     $(3.7)
                                                      =====

--------
(a) The change in interest expense due to decrease in borrowings, change in LIBOR, and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

    Total operating expenses for the three months ended March 31, 2002 decreased $3.7 million, or 34.4%, to $7.1 million from $10.8 million for the three months ended March 31, 2001. The decrease was primarily due to a decline in interest expense as average borrowings and rates both declined. Average one month LIBOR decreased 372 basis points from 5.57% in the first quarter of 2001 to 1.85% in the first quarter of 2002. Partially offsetting the decline in interest expense and salaries and benefits were increases of $1.5 million in long-term incentive compensation from $0 in 2001. The increase in long-term incentive compensation is related to the amortization of restricted stock awards and the treatment of dividends on certain shares of common stock securing employee loans as compensation.

Reconciliation of Net Operating Income to Net (Decrease) Increase in Stockholders' Equity from Earnings (Loss)

    Provision for Loan Losses

    Since we are a business development company and our investments are carried at fair value, we no longer provide a provision for loan losses. The provision for loan losses totaled $1.0 million for the three months ended March 31, 2001.

    Realized Gains (Losses) on Investments and Net Unrealized Appreciation (Depreciation) on Investments

    Realized losses totaled $0.3 million for the three months ended March 31, 2001 and represented impairment write-offs on equity investments. Net unrealized depreciation on investments of $6.2 million for the three months ended March 31, 2002 reflects the change in fair value primarily for assets in the security alarm and publishing sectors. Prior to conversion to a business development company, only certain investments were carried at fair value. Net unrealized appreciation was $0.2 million for the three months ended March 31, 2001 and was related to the write up in the fair market value of certain warrants accounted for in accordance with SFAS No. 133 and 138.

    Income Taxes

    Through December 31, 2001 we were taxed under Subchapter C of the Internal Revenue Code. We will elect, effective as of January 1, 2002, to be a regulated investment company under Subchapter M of the Internal Revenue Code and will not be subject to taxation of income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements. Our effective tax rate for the three months ended March 31, 2001 was 40.8%. The effective rate includes both federal and state income tax components.

             Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

    At March 31, 2002 and December 31, 2001, we had $35.6 million and $48.1 million, respectively, in cash and cash equivalents. We invest cash on hand in interest bearing deposit accounts with daily sweep features. On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and a concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million (net proceeds totaling $216.9 million). The decrease in cash from December 31, 2001 to March 31, 2002 is due to portfolio growth and payment of dividends partially offset by an increase in borrowings. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements and operations.

Liquidity and Capital Resources

    We expect our cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. We generally fund new originations using cash on hand, advances under our credit facilities and equity financings.

    As of March 31, 2002, we had unused commitments to extend credit to our customers of $22.9 million which are not reflected on the balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants, total unused available commitments from our commercial paper facility totaled $122.5 million.

    The following table shows our contractual obligations as of March 31, 2002:

                                              Payments Due by Period
                                   --------------------------------------------
                                              (Dollars in millions)
                                          Less than                      After
 Contractual Obligations (a)       Total   1 year   1-3 years 4-5 years 5 years
 ---------------------------       ------ --------- --------- --------- -------
 Borrowings (b)................... $338.9   $ --      $77.5       --    $261.4
 Future minimum rental obligations    1.3    0.8        0.4      0.1        --
                                   ------   ----      -----     ----    ------
 Total contractual obligations.... $340.2   $0.8      $77.9     $0.1    $261.4
                                   ======   ====      =====     ====    ======

--------
(a) This excludes the unused commitments to extend credit to our customers of $22.9 million as discussed above.

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

    The following table shows our contractual obligations as of December 31, 2001:

                                              Payments Due by Period
                                   --------------------------------------------
                                              (Dollars in millions)
                                          Less than                      After
 Contractual Obligations (a)       Total   1 year   1-3 years 4-5 years 5 years
 ---------------------------       ------ --------- --------- --------- -------
 Borrowings (b)................... $287.8   $ --      $22.6     $ --    $265.2
 Future minimum rental obligations    1.5    0.8        0.5      0.2        --
                                   ------   ----      -----     ----    ------
 Total contractual obligations.... $289.3   $0.8      $23.1     $0.2    $265.2
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

Borrowings

    On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the "Trust"), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust's existing assets totaling $343.0 million as of March 31, 2002 and $349.5 million as of December 31, 2001. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes.

    The Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the "Series 2001-1 Class A Asset Backed Bonds" and "Series 2001-1 Class B Asset Backed Bonds") as rated by Standard & Poors, Moody's and Fitch, respectively. $261.4 million of the Series 2001-1

Notes were outstanding as of March 31, 2002 and $265.2 million as of December 31, 2001. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

    As of June 1, 2000, we established a revolving credit facility (the "Revolving Credit Facility"), which allows us to issue up to $200.0 million of Series 2000-1 Class A Notes (the "Series 2000-1 Notes" or "Series 2000-1 Class A Asset Backed Securities"). As of March 31, 2002, $54.6 million of the Series 2000-1 Notes were outstanding with one investor and as of December 31, 2001 $22.6 million were outstanding with one investor. As of March 31, 2002, we also had $22.9 million of notes (the "Swingline Notes") outstanding under a swingline credit facility, which is part of the Revolving Credit Facility, that allows us to borrow up to $25.0 million, as part of the $200.0 million total facility limit, for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Revolving Credit Facility is secured by $102.1 million of commercial loans as of March 31, 2002 and $71.7 million of commercial loans as of December 31, 2001. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum of $30.0 million of unleveraged loans as collateral for the indebtedness. The Series 2000-1 Notes bear interest based on a commercial paper rate plus 1.0% and interest is payable monthly. The Swingline Notes bear interest based on the Federal Funds Rate plus 1.0% and interest is payable monthly. This facility is scheduled to terminate on May 31, 2003.

    The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

    On June 24, 1998, one of our subsidiaries entered into a $400.0 million senior secured credit facility (the "Facility"). The arrangement was due to expire on January 2, 2002. The lead bank for this Facility, Heller Financial, Inc. ("Heller"), held 334,566 Class A shares and 677,934 Class D shares at December 31, 2000 which it purchased, along with Goldman Sachs, at our inception. On October 25, 2001, Heller was acquired by GE Capital. During 2001, the proceeds from our IPO and the sale of loans to the Trust were used to pay off the Facility's outstanding balance of $342.7 million. This Facility has been terminated and is no longer in place.

    At March 31, 2002, we had aggregate outstanding borrowings of $338.9 million and $287.8 million at December 31, 2001. The following table shows the facility amounts and outstanding borrowings from third-party lenders at March 31, 2002:

                                                Facility   Amount    Interest
                                                 amount  outstanding   (a)
                                                -------- ----------- --------
                                                    (Dollars in millions)
  Series 2001-1 Class A Asset Backed Bonds.....  $229.8    $226.0      2.40%
  Series 2001-1 Class B Asset Backed Bonds.....    35.4      35.4      3.55
  Series 2000-1 Class A Asset Backed Securities
    and including Swingline....................   200.0      77.5      2.84
                                                 ------    ------      ----
  Total borrowings.............................  $465.2    $338.9      2.62%
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

    See Note 4 to the Consolidated Financial Statements for further discussion of our borrowings.

Dividends

    Prior to our conversion, we did not make distributions to our stockholders, but instead retained all of our income. As a regulated investment company, we are required to distribute at least 90% of our investment company taxable income to avoid corporate level taxes on the amount distributed and at least 98% of our investment company taxable income to avoid an excise tax. We intend to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense.

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

    We declared a $0.41 per share dividend on March 28, 2002 to our stockholders of record on April 17, 2002. We declared an aggregate dividend of $0.86 per share in December 2001 to our stockholders of record on January 22, 2002 consisting of a dividend of $0.25 per share for the fourth quarter of 2001 and an additional dividend of $0.61 per share representing the distribution of substantially all of our earnings and profits since inception through December 31, 2001, including the period after we elected to be a business development company through the effective date of our election to be a regulated investment company for tax purposes. The aggregate dividend declared in December 2001 was required for us to qualify as a regulated investment company.

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

    Immediately prior to the initial public offering, we issued 68,930 shares of common stock for the termination of all warrants held by Wachovia Corporation related to the management buyout in 1998 without regard to exercise price. At that time, Wachovia Corporation was also a shareholder. The total number of shares issued for the termination of the warrants was based on the Black-Scholes option-pricing model and assumptions negotiated with Wachovia Corporation and approved by our Board of Directors. In addition, we have a $200 million variable series securitization facility and a $265.2 million term funding securitization agreement that were arranged by Wachovia Securities, an affiliate of Wachovia Corporation. Interest paid to an affiliate of Wachovia Corporation holding the Series 2000-1 Notes under the variable series securitization facility totaled $0.5 million for the three months ended
March 31, 2002 and $4.9 million for the year ended December 31, 2001.

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

    We include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind (PIK) interest, which represents contractual interest added to the loan balance and is due at the end of the loan term. PIK loans represented $17.0 million or 2.6% of our portfolio of investments as of March 31, 2002 and $14.2 million or 2.3% of our portfolio of investments as of December 31, 2001. 92.3% of the $17.0 million of PIK loans have an investment rating of 3 or better as of March 31, 2002 and 98.8% of the $14.2 million of PIK loans had an investment rating of 3 or better as of December 31, 2001. The increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

    Loan origination fees paid up front are deferred and amortized as adjustments of the related loan's yield over the contractual life. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our Board of Directors. Fair values are estimated using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $12.8 million and $12.1 million of unearned fees as of March 31, 2002 and December 31, 2001, respectively. We recognized $1.1 million of these fees in income during the first quarter of 2002 and $4.7 million of these fees in income during 2001.

Valuation of Investments

    Portfolio assets for which market prices are available are valued at those prices. However, substantially all of our assets were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by our Board of Directors under our valuation policy. The valuation committee of our Board of Directors reviews our loans and investments and will make recommendations to our Board of Directors.

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

Securitization Transactions

    Periodically, the Company transfers pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans assumed by third parties equaling $445.1 million at March 31, 2002 and $421.1 million at December 31, 2001. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on the operations or financial position of the Company. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

      Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Over 90% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR.

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

                                March 31, 2002       December 31, 2001
                             --------------------- ---------------------
                             Commercial            Commercial
                               Loans    Borrowings   Loans    Borrowings
                             ---------- ---------- ---------- ----------
                                        (Dollars in millions)
       Prime Rate...........  $ 23.8     $   --      $ 31.1     $   --
       30-Day LIBOR.........    31.4         --        19.2         --
       60-Day LIBOR.........     0.3         --         2.3         --
       90-Day LIBOR.........   564.5      261.4       539.6      265.2
       Commercial Paper Rate      --       54.6          --       22.6
       Fed Funds Rate.......      --       22.9          --         --
       Fixed Rate...........    23.8         --         3.8         --
                               ------     ------     ------     ------
       Total................  $643.8     $338.9      $596.0     $287.8
                               ======     ======     ======     ======

      Based on our March 31, 2002 balance sheet, for every 100 basis point increase in interest rates, our annual interest income would increase by $6.3 million and our annual interest expense would increase by $3.4 million resulting in an increase in annual net income of $2.9 million, assuming no changes in our investments or borrowing structure. For every 100 basis point decrease in interest rates, our annual interest income would decrease by $6.3 million and our annual interest expense would decrease by $3.4 million, resulting in a decrease in annual net income of $2.9 million, assuming no changes in our investment and borrowing structure.

      Based on our December 31, 2001 balance sheet, for every 100 basis point increase in interest rates, our annual interest income would increase by $5.9 million and our annual interest expense would increase by $2.7 million resulting in an increase in net income of $3.2 million, assuming no changes in our investments or borrowing structure. For every 100 basis point decrease in interest rates, our annual interest income would decrease by $5.9 million and our annual interest expense would decrease by $2.7 million, resulting in a decrease in net income of $3.2 million, assuming no changes in our investment and borrowing structure.

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


PART II.          OTHER INFORMATION

Item 1.    Legal Proceedings

      We are a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 2.    Changes in Securities

      Not Applicable.

Item 3.    Defaults Upon Senior Securities

      Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5.    Other Information

      Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits - None.

(b) 8-K - The registrant has not filed any reports on a Current Report on Form 8-K during the quarter for which this report 10-Q is filed

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2002.

                                      MCG CAPITAL CORPORATION

                            By:      /s/ BRYAN J. MITCHELL
                              --------------------------------------------------
                                         Bryan J. Mitchell
                               Chairman of the Board and Chief Executive Officer

                            By:      /s/ JANET C. PERLOWSKI
                               -------------------------------------------------
                                         Janet C. Perlowski
                                      Chief Financial Officer