Form 10-Q
period 2002-06-30
MCG CAPITAL CORP
filed 2002-08-14
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-33377

MCG CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1889518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Wilson Boulevard, Suite 800 Arlington, VA	22209
(Address of principal executive office)	(Zip Code)

(703) 247-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $.01 par value, outstanding as of August 13, 2002 was 31,292,648.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

In this Quarterly Report, the “Company”, “MCG”, “we”, “us” and “our” refer to MCG Capital Corporation and our wholly owned subsidiaries and our affiliated securitization trusts unless the context otherwise requires.

Selected Consolidated Financial and Other Data

The selected consolidated financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements (unaudited) and notes thereto. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for the periods ending before December 1, 2001 are not comparable to the period commencing on December 1, 2001 and are not expected to be representative of our financial results in the future.

	Post-IPO as a Business Development Company Three Months Ended June 30, 2002	Pre-IPO prior to becoming a Business Development Company Three Months Ended June 30, 2001	Post-IPO as a Business Development Company Six Months Ended June 30, 2002	Pre-IPO prior to becoming a Business Development Company Six Months Ended June 30, 2001
	(dollars in thousands except per share data)
Income Statement Data:
Operating income	$19,433	$17,689	$36,487	$35,601
Net operating income (a)	11,450	7,070	21,405	14,145
Income before cumulative effect of accounting changes	9,426	2,815	13,147	6,368
Net increase in stockholders’ equity resulting from earnings	9,426	2,815	13,147	8,145
Per Common Share Data:
Net operating income (a) per common share:
basic	$0.42	$0.56	$0.79	$1.12
diluted	0.42	0.56	0.79	1.11
Income before cumulative effect of accounting changes per common share:
basic	0.34	0.22	0.49	0.50
diluted	0.34	0.22	0.48	0.50
Earnings per common share:
basic	0.34	0.22	0.49	0.64
diluted	0.34	0.22	0.48	0.64
Net asset value per common share	12.62	13.15	12.62	13.15
Dividends declared per common share	0.47	—	0.88	—
Selected Period-End Balances:
Total investment portfolio	$683,020	$546,291
Total assets	731,025	603,735
Borrowings	316,395	425,402
Other data:
Number of portfolio companies	78	71
Number of employees	59	55

(a)	Represents net operating income before provision for loan losses for periods ending prior to December 1, 2001.

Selected Operating Data

The following table shows our consolidated results of operations for the three and six months ended June 30, 2002 and 2001. The three and six months ended June 30, 2002 reflect our financial results as a business development company (BDC), whereas the three and six months ended June 30, 2001 reflect our financial results prior to operating as a BDC. Different accounting principles are used in the preparation of our financial statements as a BDC under the Investment Company Act of 1940 and, as a result, our financial results as a BDC are not directly comparable to prior periods. The items in the table below were not affected by the change in accounting principles resulting from our conversion to a BDC.

	Post-IPO as a Business Development Company Three Months Ended June 30, 2002	Pre-IPO prior to becoming a Business Development Company Three Months Ended June 30, 2001	Post-IPO as a Business Development Company Six Months Ended June 30, 2002	Pre-IPO prior to becoming a Business Development Company Six Months Ended June 30, 2001
	(dollars in thousands)
Operating income
Interest and fees on commercial loans	$18,255	$17,468	$33,844	$35,064
Advisory fees and other income	1,178	221	2,643	537

Total operating income	19,433	17,689	36,487	35,601
Operating expenses
Interest expense	2,844	6,992	5,340	14,522
Employee compensation:
Salaries and benefits	1,842	2,316	3,863	4,606
Long-term incentive compensation	1,731	—	3,257	—

Total employee compensation	3,573	2,316	7,120	4,606
General and administrative expense	1,566	1,311	2,622	2,328

Total operating expenses	7,983	10,619	15,082	21,456

Net operating income (a)	11,450	7,070	21,405	14,145
Long-term incentive compensation (b)	1,731	—	3,257	—

Distributable net operating income (c)	$13,181	$7,070	$24,662	$14,145

(a)	Represents net operating income before provision for loan losses for periods ending prior to December 1, 2001.
(b)	Includes expenses related to termination of the stock option plan and issuance of related restricted stock awards at the time of the IPO.
(c)
Distributable net operating income is presented for the three and six months ended June 30, 2001 to facilitate the understanding of the amount of net earnings we may have potentially distributed if we had operated as a business development company and regulated investment company (without the effect of de-leveraging prior to December 1, 2001) for that period. The amounts of the distributable net operating income identified in this table are not intended to represent amounts we will distribute in future periods. Distributable net operating income may not be comparable to similarly titled measures reported by other companies. Distributable net operating income does not represent net increase (decrease) in stockholders’ equity resulting from earnings or cash generated from operating activities in accordance with GAAP and should not be considered an alternative to such items as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For additional information on distributions, see the section entitled “Financial Condition, Liquidity and Capital Resources—Dividends.”

Item 1.    Financial Statements (unaudited)

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Cash and cash equivalents	$30,118	$48,148
Investments:
Commercial loans, at fair value (cost of $687,252 and $604,232)	672,352	596,002
Investments in equity securities—at fair value (cost of $28,384 and $24,173)	23,824	21,201
Unearned income on commercial loans	(13,156)	(12,134)

Total investments	683,020	605,069
Interest receivable	7,710	5,623
Other assets	10,177	14,226

Total assets	$731,025	$673,066

Liabilities
Borrowings	$316,395	$287,808
Interest payable	1,543	408
Dividends payable	13,295	24,327
Other liabilities	4,904	8,150

Total liabilities	336,137	320,693

Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock par value $.01, authorized 100,000 shares, 31,286 issued and outstanding on June 30, 2002 and 28,287 issued and outstanding on December 31, 2001	313	283
Paid-in capital	420,306	370,087
Stockholder loans	(5,872)	(6,510)
Unearned compensation—restricted stock	(11,078)	(13,077)
Earnings in excess of distributions	10,679	12,792
Net unrealized depreciation on investments	(19,460)	(11,202)

Total stockholders’ equity	394,888	352,373

Total liabilities and stockholders’ equity	$731,025	$673,066

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Post-IPO as a Business Development Company Three Months Ended June 30, 2002	Pre-IPO prior to becoming a Business Development Company Three Months Ended June 30, 2001	Post-IPO as a Business Development Company Six Months Ended June 30, 2002	Pre-IPO prior to becoming a Business Development Company Six Months Ended June 30, 2001
Operating income
Interest and fees on commercial loans	$18,255	$17,468	$33,844	$35,064
Advisory fees and other income	1,178	221	2,643	537

Total operating income	19,433	17,689	36,487	35,601
Operating expenses
Interest expense	2,844	6,992	5,340	14,522
Employee compensation:
Salaries and benefits	1,842	2,316	3,863	4,606
Long-term incentive compensation	1,731	—	3,257	—

Total employee compensation	3,573	2,316	7,120	4,606
General and administrative expense	1,566	1,311	2,622	2,328

Total operating expenses	7,983	10,619	15,082	21,456

Net operating income before provision for loan losses	11,450	7,070	21,405	14,145
Provision for loan losses	—	(1,605)	—	(2,620)
Realized gains (losses) on investments	—	(1,250)	—	(1,550)
Net change in unrealized appreciation (depreciation) on investments	(2,024)	415	(8,258)	653

Income from operations before income taxes and cumulative effect of accounting change	9,426	4,630	13,147	10,628
Income tax expense	—	1,815	—	4,260

Income before cumulative effect of accounting change	9,426	2,815	13,147	6,368
Cumulative effect of accounting change, net of taxes of $1,223	—	—	—	1,777

Net increase in stockholders’ equity resulting from earnings / net income	$ 9,426	$ 2,815	$13,147	$ 8,145

Income per common share before cumulative effect of accounting change:
basic	$ 0.34	$ 0.22	$ 0.49	$ 0.50
diluted	$ 0.34	$ 0.22	$ 0.48	$ 0.50
Earnings per common share:
basic	$ 0.34	$ 0.22	$ 0.49	$ 0.64
diluted	$ 0.34	$ 0.22	$ 0.48	$ 0.64
Cash dividends declared	$ 0.47	—	$ 0.88	—
Weighted average common shares outstanding	27,335	12,672	27,077	12,672
Weighted average common shares outstanding and dilutive common stock equivalents	27,436	12,691	27,171	12,691

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statement of Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)

	Common Stock		Paid-in Capital	Stock-holder Loans	Unearned Compensation Restricted stock	Earnings in excess of Distributions	Net Unrealized Depreciation on Investments	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2001	28,287	$283	$370,087	$(6,510)	$(13,077)	$12,792	$(11,202)	$352,373
Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						21,405	(8,258)	13,147
Issuance of common shares in stock offering, net of costs	3,000	30	50,220					50,250
Dividends declared, $0.88 per share						(23,518)		(23,518)
Dividend reinvestment	7	—	135					135
Amortization of restricted stock awards					1,882			1,882
Reduction in employee loans	(8)	—	(136)	638	117			619

Balance June 30, 2002	31,286	$313	$420,306	$(5,872)	$(11,078)	$10,679	$(19,460)	$394,888

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Post-IPO as a Business Development Company Six Months Ended June 30, 2002	Pre-IPO prior to becoming a Business Development Company Six Months Ended June 30, 2001
Operating activities
Net increase in stockholders’ equity resulting from earnings/net income	$13,147	$8,145
Adjustments to reconcile net increase in stockholders’ equity resulting from earnings/net income to net cash provided (used) by operating activities:
Provision for loan losses	—	2,620
Depreciation and amortization	174	265
Amortization of restricted stock awards	1,882	—
Amortization of deferred debt issuance costs	988	1,006
Realized losses (gains) on investment	—	1,550
Net change in unrealized depreciation (appreciation) on investments	8,258	(3,653)
Increase in interest receivable	(2,087)	(231)
Increase in accrued payment-in-kind interest	(4,797)	(5,165)
Increase (decrease) in unearned income	(488)	948
Decrease (increase) in other assets	3,423	(977)
Increase (decrease) in interest payable	1,135	(384)
Decrease in other liabilities	(1,874)	(40)

Net cash provided by operating activities	19,761	4,084

Investing activities
Net increase in loans	(78,825)	(52,857)
Net increase in equity investments	(2,099)	(2,228)
Proceeds from the sale of foreclosed property	—	1,752
Purchase of premises, equipment and software	(508)	(151)

Net cash used by investing activities	(81,432)	(53,484)

Financing activities
Net proceeds from borrowings	28,587	68,570
Payment of financing costs	(28)	(283)
Issuance of common stock, net of costs	50,385	—
Dividends paid	(35,922)	—
Repayment of loans granted to officers/shareholders	619	—

Net cash provided by financing activities	43,641	68,287

Increase (decrease) in cash and cash equivalents	(18,030)	18,887
Cash and cash equivalents at beginning of period	48,148	16,766

Cash and cash equivalents at end of period	$30,118	$35,653

Supplemental disclosures
Interest paid	$ 3,217	$13,452
Income taxes paid (received)	(2,472)	5,235

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

Portfolio Company	Nature of Its Principal Business	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (5)	June 30, 2002		December 31, 2001
				(unaudited)
				Cost	Fair Value	Cost	Fair Value
The Adrenaline Group, Inc.(1)	Technology	Senior Debt Warrants to purchase Common Stock	4.6%	$500 —	$500 —	$750 —	$750 —

Alarm Management II LLC(1)	Security Alarms	Senior Debt		—	—	1,800	1,800

Amalfi Coast	Broadcasting	Senior Debt		13,000	13,000	13,000	13,000

American Consolidated Media	Newspaper	Senior Debt		20,002	20,002	—	—

AMI Telecommunications Corporation (1)	Telecommunications	Senior Debt Common Stock Preferred Stock	5.1% 37.5%	10,485 200 1,100	10,485 — 1,100	10,715 200 —	10,715 — —

Badoud Enterprises, Inc. (1)	Newspaper	Senior Debt		10,118	10,118	11,320	11,320

Barcom Electronic Inc.	Security Alarms	Senior Debt		3,865	3,865	3,911	3,911

Biznessonline.com, Inc. (1)	Telecommunications	Senior Debt Common Stock Preferred Stock Warrants to purchase Common Stock	7.0% 100.0% 48.3%	14,044 18 2,864 253	13,876 19 — 147	13,529 18 2,864 253	13,529 27 100 253

Boucher Communications, Inc. (1)	Publishing	Senior Debt Stock Appreciation Rights		2,350 —	2,350 292	2,450 —	2,450 297

Bridgecom Holdings, Inc. (1)	Telecommunications	Senior Debt Warrants to purchase Common Stock	12.7%	21,289 —	21,289 —	17,969 —	17,969 —

Brookings Newspapers, L.L.C. (1)	Newspaper	Senior Debt		3,300	3,300	3,500	3,500

BuyMedia Inc. (4)	Other	Warrants to purchase Common Stock	1.5%	—	—	—	42

Cambridge Information Group, Inc. (1)	Information Services	Senior Debt		16,484	16,484	19,334	19,334

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

		Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (5)	June 30, 2002		December 31, 2001
				(unaudited)
Portfolio Company	Nature of Its Principal Business			Cost	Fair Value	Cost	Fair Value
Canon Communications, LLC and Chemical Week Publishing L.L.C. (1)	Publishing	Subordinated Debt		15,075	15,075	—	—

CCG Consulting, LLC	Consulting	Senior Debt Warrants to purchase membership interest in LLC	14.1%	1,368 —	1,368 90	1,293 —	1,293 294
		Option to purchase additional equity	5.6%	—	—	—	—

Community Media Group, Inc. (1)	Newspaper	Senior Debt		13,281	13,281	13,505	13,505

Connective Corp. (4)	Publishing	Common Stock	0.2%	57	5	57	13

Corporate Legal Times L.L.C.	Publishing	Senior Debt Warrants to purchase membership interest in LLC	20.0%	4,945 153	4,766 —	4,813 153	4,813 86

Costa De Oro Television, Inc.	Broadcasting	Senior Debt		5,012	5,012	5,011	5,011

Country Media, Inc.	Newspaper	Senior Debt Common Stock	6.3%	7,774 100	7,774 252	8,448 100	8,448 205

Creatas, L.L.C. (1)	Information	Senior Debt		13,215	13,215	13,664	13,664

	Services	LLC Interest	20.0%	100	245	100	465

Creative Loafing, Inc. (1)	Newspaper	Senior Debt		16,835	16,835	16,795	16,795

Crescent Publishing Company LLC	Newspaper	Senior Debt		13,952	13,952	13,700	13,700

Dakota Imaging, Inc.	Technology	Senior Debt Warrants to purchase Common Stock	9.4%	6,500 188	6,500 188	— —	— —

Dowden Health Media, Inc.	Publishing	Senior Debt		1,300	1,300	1,500	1,500

Edgell Communications, Inc. (1)	Publishing	Senior Debt		411	411	520	520

Eli Research, Inc.	Information Services	Senior Debt Warrants to purchase Common Stock	3.0%	9,801 —	9,801 —	— —	— —

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

		Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (5)	June 30, 2002		December 31, 2001
				(unaudited)
Portfolio Company	Nature of Its Principal Business			Cost	Fair Value	Cost	Fair Value
The e-Media Club, LLC	Media Investment Group	LLC Interest	0.8%	90	66	90	90

Executive Enterprise Institute, LLC (1)	Business Conferences	LLC Interest	15.0%	301	100	301	167

Fawcette Technical Publications Holdings (1)	Publishing	Senior Debt Warrants to purchase Common Stock	38.9%	17,659 519	17,659 146	14,787 519	14,787 519

Financial Technologies Holdings, Inc. (1)	Technology	Senior Debt Warrants to purchase Common Stock	4.2%	20,500 —	20,500 —	20,500 —	20,500 —

Halcyon Business Publications, Inc.	Publishing	Senior Debt		—	—	275	275

I-55 Internet Services, Inc.	Telecommunications	Senior Debt Warrants to purchase Common Stock	7.5%	3,443 —	3,443 —	3,623 —	3,623 —

IDS Telecom LLC	Telecommunications	Senior Debt Warrants to purchase membership interest in LLC	11.0%	17,879 375	17,879 797	17,039 376	17,039 637

Images.com, Inc.	Information Services	Senior Debt		3,000	3,000	2,775	2,775

Information Today, Inc.	Information Services	Senior Debt		8,100	8,100	7,500	7,500

Intellisec Holdings, Inc. (1) (4)	Security Alarms	Senior Debt Warrants to purchase Common Stock	5.2%	15,020 —	11,616 —	14,265 —	14,265 —

JMP Media, L.L.C.	Broadcasting	Senior Debt		14,049	14,049	15,781	15,781

Jeffrey A. Stern (4)	Publishing	Senior Debt		93	93	157	157

Joseph C. Millstone	Telecommunications	Senior Debt		500	500	500	500

The Joseph F. Biddle Publishing Company (1)	Newspaper	Senior Debt		12,606	12,606	14,207	14,207

Kings III of America, Inc., North America	Security Alarm	Senior Debt		4,998	4,998	4,997	4,997

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

		Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (5)	June 30, 2002		December 31, 2001
				(unaudited)
Portfolio Company	Nature of Its Principal Business			Cost	Fair Value	Cost	Fair Value
The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt		11,708	11,708	11,927	11,927

Manhattan Telecommunications Corporation	Telecommunications	Senior Debt Warrants to purchase Common Stock	17.5%	24,263 754	24,263 1,664	22,975 754	22,975 644

McGinnis-Johnson Consulting, LLC	Newspaper	Subordinated Debt		8,048	8,048	7,828	7,828

Media Central LLC	Publishing	Senior Debt		10,000	10,000	10,000	10,000

Midwest Towers Partners, LLC (1)	Telecommunications Towers	Senior Debt		16,632	16,632	16,307	16,307

Miles Media Group, Inc. (1)	Publishing	Senior Debt Warrants to purchase Common Stock	14.6%	7,800 20	7,800 299	7,850 20	7,850 490

Minnesota Publishers, Inc. (1)	Newspaper	Senior Debt		14,250	14,250	14,250	14,250

Murphy McGinnis Media, Inc. (1)	Newspaper	Senior Debt		14,000	14,000	14,000	14,000

NBG Radio Networks, Inc.	Broadcasting	Senior Debt Warrants to purchase Common Stock	25.0%	6,401 —	6,401 —	6,298 —	6,298 —

Netplexus Corporation	Technology	Senior Debt Preferred Stock Warrants to purchase Common Stock	51.0% 4.8%	1,972 766 —	972 — —	3,500 766 —	2,500 — —

New Century Companies, Inc. (1) (4)	Other	Common Stock Preferred Stock Warrants to purchase Common Stock	2.8% 26.7% 0.6%	157 — —	322 46 39	157 — —	294 42 33

nii communications, inc. (1)	Telecommunications	Senior Debt Common Stock Warrants to purchase Common Stock	3.1% 35.4%	6,598 400 1,095	6,598 86 852	5,565 400 747	5,565 162 991

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

		Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (5)	June 30, 2002		December 31, 2001
				(unaudited)
Portfolio Company	Nature of Its Principal Business			Cost	Fair Value	Cost	Fair Value
New Northwest Broadcasters, Inc.(1)	Broadcasting	Senior Debt		11,070	11,070	10,853	10,853

Newsletter Holdings, LLC (1)	Publishing	Senior Debt		1,060	1,060	1,340	1,340

NOW Communications, Inc. (1)	Telecommunications	Senior Debt Warrants to purchase Common Stock	10.0%	4,450 —	4,450 —	4,367 —	4,367 —

Pacific-Sierra Publishing, Inc.	Newspaper	Senior Debt		24,276	24,276	24,160	24,160

Pfingsten Publishing, LLC (1)	Publishing	Senior Debt		10,200	10,200	10,250	10,250

Powercom Corporation (1)	Telecommunications	Senior Debt		3,663	3,663	3,917	3,917
		Warrants to purchase Common Stock	9.6%	139	39	139	105

R.R. Bowker LLC	Information Services	Senior Debt Warrants to purchase membership interest in LLC	14.0%	15,000 882	15,000 569	15,000 882	15,000 882

Rising Tide Holdings LLC (1) (4)	Publishing	Senior Debt		3,085	1,016	3,097	1,597
		Warrants to purchase membership interest in LLC	6.5%	—	—	—	—

Robert N. Snyder	Information Services	Senior Debt		1,300	1,300	1,300	1,300

Sabot Publishing, Inc. (1)	Publishing	Senior Debt		9,888	9,888	9,800	9,800

Stonebridge Press, Inc. (1)	Newspaper	Senior Debt		6,141	6,141	5,473	5,473

Sunshine Media Corp. (1)	Publishing	Senior Debt		12,805	12,805	13,094	13,094
		LLC Interest Class A	12.8%	500	579	500	553
		Warrants to purchase membership interest in LLC Class B	100.0%	—	—	—	—

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

		Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (5)	June 30, 2002		December 31, 2001
				(unaudited)
Portfolio Company	Nature of Its Principal Business			Cost	Fair Value	Cost	Fair Value
Talk America Holdings, Inc. (1)	Telecommunications	Senior Debt Common Stock Warrants to purchase Common Stock	1.7% 0.7%	16,250 1,150 25	16,250 5,682 518	17,500 1,050 25	17,500 482 —

TGI Group, LLC	Information Services	Senior Debt Warrants to purchase membership interest in LLC	5.0%	7,342 126	7,342 —	7,920 126	7,920 23

THE Journal, LLC	Publishing	Senior Debt		3,266	1,768	3,196	2,100

Tower Resource Management, Inc. (1)	Telecommunications Towers	Senior Debt Warrants to purchase Common Stock	8.9%	2,616 —	2,616 —	1,573 —	1,573 —

21st Century Newspapers, Inc.	Newspaper	Subordinated Debt Common Stock	1.1%	20,343 452	20,343 452	— —	— —

Unifocus, Inc. (1)	Information Services	Senior Debt Warrants to purchase Equity	20.0%	3,400 247	3,400 431	3,300 139	3,300 369

UMAC, Inc. (3) (4)	Publishing	Common Stock	100.0%	9,860	4,171	8,360	8,360

ValuePage Holdings, Inc. (1) (4)	Telecommunications	Senior Debt		13,105	6,523	13,105	8,472

VS&A-PBI Holding LLC (1)	Publishing	Senior Debt LLC Interest	0.8%	12,375 500	12,375 —	12,375 500	12,375 —

Wiesner Publishing Company, LLC (1)	Publishing	Senior Debt Subordinated Debt Warrants to Purchase membership interest in LLC	15.0%	6,700 5,500 406	6,700 5,500 406	— — —	— — —
WirelessLines, Inc. (1)	Telecommunications	Senior Debt Warrants to purchase Common Stock	5.0%	6,150 —	6,150 —	6,150 —	6,150 —

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

		Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (5)	June 30, 2002		December 31, 2001
				(unaudited)
Portfolio Company	Nature of Its Principal Business			Cost	Fair Value	Cost	Fair Value
Witter Publishing Corporation	Publishing	Senior Debt Warrants to purchase Common Stock	10.7%	2,737 87	2,737 71	2,747 78	2,747 76

Working Mother Media, Inc. (2)	Publishing	Senior Debt Preferred Stock Class A Preferred Stock Class B Preferred Stock Class C Common Stock	97.8% 100.0% 100.0% 51.0%	7,718 4,499 — — 1	7,718 4,150 — — 1	6,718 4,499 — — 1	6,718 4,499 — — 1

Wyoming Newspapers, Inc. (1)	Newspaper	Senior Debt		12,387	12,387	12,563	12,563

				715,636	696,176	628,405	617,203
		Unearned income		(13,156)	(13,156)	(12,134)	(12,134)

		Total Investments		$702,480	$683,020	$616,271	$605,069

(1)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
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
(5)
The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on outstanding share information as of June 30, 2002 (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company’s most recent public filings with the Commission.

See notes to consolidated financial statements.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited)

(in thousands except per share data)

Note 1.    Unaudited Interim Consolidated Financial Statements Basis of Presentation

Interim consolidated financial statements of MCG Capital Corporation (“MCG” or the “Company” or “we” or “us” or “our”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the United States Securities and Exchange Commission.

The accompanying financial statements reflect the consolidated accounts of MCG, including our special purpose financing subsidiaries MCG Finance I, LLC, MCG Finance II, LLC, and MCG Finance III, LLC, with all significant intercompany balances eliminated, and the related consolidated results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

Conversion to Business Development Company

The operating results for the three and six months ended June 30, 2002 reflect the Company’s results as a business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the three and six months ended June 30, 2001 reflect the Company’s results prior to operating as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the consolidated financial statements for these two periods are different and, therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and accounting for income taxes—see corresponding sections in the notes to our consolidated financial statements included in the Company’s Form 10-K.

Note 2.    Description of Business

MCG is a solutions-focused financial services company that provides financing and advisory services to companies throughout the United States in the communications, information services, media and technology industry sectors. Prior to its name change effective June 14, 2001, the Company’s legal name was MCG Credit Corporation. On December 4, 2001, MCG completed an initial public offering (“IPO”) of 13,375,000 shares of common stock and a concurrent private offering of 625,000 shares of common stock. Upon completion of the offerings, the Company became a non-diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company will elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of our corporate income tax return for 2002 which election will be effective January 1, 2002.

On June 17, 2002, MCG raised $54 million of gross proceeds in an additional public offering. MCG sold 3,000,000 shares of common stock at an offering price of $18 per share. The Company expects to use the net proceeds of approximately $50.3 million together with the availability under its existing credit facilities, to originate loans to and investments in small- and medium-sized private companies and for working capital and general corporate purposes.

Note 3.    Investments

As of June 30, 2002 and December 31, 2001, investments consisted of the following:

	June 30, 2002		December 31, 2001
	Cost	Value	Cost	Value
Commercial loans	$687,252	$672,352	$604,232	$596,002
Investments in equity securities	28,384	23,824	24,173	21,201
Unearned income	(13,156)	(13,156)	(12,134)	(12,134)

Total	$702,480	$683,020	$616,271	$605,069

The composition of MCG’s portfolio of publicly and non-publicly traded investments as of June 30, 2002 and December 31, 2001 at cost and fair value was as follows:

	June 30, 2002		December 31, 2001
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Senior Debt	$638,286	89.2%	$596,403	94.9%
Subordinated Debt	48,966	6.8%	7,829	1.2%
Equity	22,663	3.2%	19,962	3.2%
Warrants to Acquire Equity	5,721	0.8%	4,211	0.7%
Equity Appreciation Rights	0	0.0%	0	0.0%

	$715,636	100.0%	$628,405	100.0%

	June 30, 2002		December 31, 2001
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$623,386	89.6%	$588,174	95.3%
Subordinated Debt	48,966	7.0%	7,828	1.2%
Equity	16,825	2.4%	15,460	2.5%
Warrants to Acquire Equity	6,707	1.0%	5,444	0.9%
Equity Appreciation Rights	292	0.0%	297	0.1%

	$696,176	100.0%	$617,203	100.0%

Set forth below are tables showing the composition of MCG’s portfolio by industry sector at cost and fair value at June 30, 2002 and December 31, 2001:

	June 30, 2002		December 31, 2001
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Media	$410,707	57.4%	$342,408	54.5%
Communications	193,680	27.1%	186,690	29.7%
Information Services	78,997	11.0%	72,040	11.5%
Technology	30,426	4.2%	25,516	4.1%
Other	1,826	0.3%	1,751	0.2%

	$715,636	100.0%	$628,405	100.0%

	June 30, 2002		December 31, 2001
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media	$400,659	57.6%	$340,210	55.2%
Communications	186,005	26.7%	178,588	28.9%
Information Services	78,887	11.3%	72,532	11.8%
Technology	28,660	4.1%	23,750	3.8%
Other	1,965	0.3%	2,123	0.3%

	$696,176	100.0%	$617,203	100.0%

Note 4.    Borrowings

As of June 30, 2002, MCG, through MCG Master Trust, an affiliated business trust, had $61,778 in borrowings outstanding under a Revolving Credit Facility. The maximum outstandings under the notes issued by the Revolving Credit Facility during the three and six months ended June 30, 2002 was $88,897. The average outstanding balance during the three and six months ended June 30, 2002 was $76,228 and $50,342, respectively. The weighted average interest rate, including unused commitment and trustee fees but excluding the amortization of deferred financing costs, for the three and six months ended June 30, 2002 was 3.3% and 3.5%, respectively, and the interest rate at June 30, 2002 was 3.4%.

As of June 30, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25,000, as part of the $200,000 total facility limit, for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Swingline Notes bear interest based on the federal funds rate plus 1.0% and interest is payable monthly. The maximum outstandings under the Swingline Notes during the three and six months ended June 30, 2002 was $22,900. The average outstanding balance during the three and six months ended June 30, 2002 was $503 and $633, respectively. The weighted average interest rate for the three and six months ended June 30, 2002 was 2.9% and 2.8%, respectively.

On December 27, 2001, MCG Finance III, LLC (“MCG Finance III”) sponsored the creation of MCG Commercial Loan Trust (the “Trust”), which entered into a term funding securitization agreement by issuing Series 2001-1 Notes (the “Trust Notes”). The Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly. The maximum outstandings under the Notes issued by the Trust during the three and six months ended June 30, 2002 was $261,417 and $265,223, respectively. The average outstanding balance during the three and six months ended June 30, 2002 was $256,112 and $259,170, respectively. The weighted average interest rate, excluding fee amortization, for the three and six months ended June 30, 2002 was 2.6%, and the interest rate at June 30, 2002 was 2.7%.

Outstandings under the Revolving Credit Facility and the Trust Notes as of June 30, 2002 and December 31, 2001 by interest rate benchmark were as follows:

	June 30, 2002	December 31, 2001
90-day LIBOR	$254,617	$265,223
CP Rate	61,778	22,585

	$316,395	$287,808

Subject to certain minimum equity restrictions and other covenants, total unused available commitments from the borrowing facilities totaled $138,222 and $177,415 at June 30, 2002 and December 31, 2001, respectively.

Note 5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Basic
Net increase in stockholders’ equity resulting from earnings/ net income	$9,426	$2,815	$13,147	$8,145
Weighted average common shares outstanding	27,335	12,672	27,077	12,672
Earnings per common share—basic	$0.34	$0.22	$0.49	$0.64
Diluted
Net increase in stockholders’ equity resulting from earnings/net income	$9,426	$2,815	$13,147	$8,145
Weighted average common shares outstanding	27,335	12,672	27,077	12,672
Dilutive effect of stock options and restricted stock on which forfeiture provisions have not lapsed	101	19	94	19

Weighted average common shares and common stock equivalents	27,436	12,691	27,171	12,691
Earnings per common share—diluted	$0.34	$0.22	$0.48	$0.64

Note 6.    Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2002:

Six Months Ended June 30, 2002
(dollars in thousands, except per share data)
Per Share Data(1):
Net asset value at beginning of period	$12.46
Net operating income	0.68
Increase in unrealized depreciation on investments	(0.26)

Net increase in stockholders’ equity resulting from earnings	0.42
Dividends declared	(0.88)
Effect of distributions from stock offering	0.07
Antidilutive effect of distributions recorded as compensation expense	0.04

Net decrease in stockholders’ equity resulting from distributions	(0.77)
Net increase in shareholders’ equity from restricted stock amortization	0.06
Net increase in shareholders’ equity resulting from reduction in employee loans	0.02
Issuance of shares	0.43

Net asset value at end of period	$12.62

Per share market value at end of period	$16.71
Total return(2)	1.01%
Shares outstanding at end of period	31,286
Ratio/Supplemental Data:
Net assets at end of period	394,888
Ratio of operating expenses to average net assets	8.36%
Ratio of net operating income to average net assets	11.87%

(1)	Basic and diluted per share data
(2)
Total return equals the increase of the ending market value at June 30, 2002 over the December 31, 2001 price of $17.80 per share plus dividends paid ($1.27 per share), divided by the beginning price. Total return is not annualized.

Note 7.    New Accounting Pronouncement

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, the Company adopted the provisions of FAS 142 and ceased amortization of goodwill and intangible assets with indefinite lives. The adoption of FAS 142 did not have a material impact on the Company’s financial position or results of operations. In accordance with FAS 142, the Company has tested its intangible assets with indefinite lives, $3,850 at January 1, 2002, for impairment as of the date of adoption and determined that there was no impairment.

Note 8.    Income From Controlled Companies and Other Affiliates

Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% of the voting securities of the company. During the three and six months ended June 30, 2002, MCG recognized $600 and $1,393, respectively, of interest and fee income from controlled companies. MCG had no such income for the first six months of 2001. During the three and six months ended June 30, 2002, MCG recognized $2,677 and $6,253, respectively, of net unrealized depreciation on investments in controlled companies. During the three and six months ended June 30, 2001, MCG recognized $91 of net unrealized appreciation on investments in controlled companies. MCG held $32.1 million and $31.0 million of loans at fair value to controlled companies at June 30, 2002 and December 31, 2001, respectively. MCG held $9.6 million and $13.2 million of equity investments at fair value in controlled companies at June 30, 2002 and December 31, 2001, respectively.

Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns 5% to 25% of the voting securities of the company. Interest and fee income from other affiliates amounted to $1,038 and $1,974 for the three and six months ended June 30, 2002, respectively. During the three and six months ended June 30, 2001, MCG recognized $1,798 and $3,512, respectively, of interest and fee income from other affiliates. During the three and six months ended June 30, 2002, MCG recognized $227 and $214, respectively, of net unrealized depreciation on investments in other affiliates. During the three and six months ended June 30, 2001, MCG recognized no unrealized appreciation or depreciation on investments in other affiliates. MCG held $34.8 million and $37.7 million of loans at fair value to other affiliates at June 30, 2002 and December 31, 2001, respectively. MCG held $1.2 million and $1.4 million of equity investments at fair value in other affiliates at June 30, 2002 and December 31, 2001, respectively.

Note 9.    Subsequent Events

In July 2002, we completed a transaction to acquire in satisfaction of debt the assets of one of our portfolio companies, ValuePage Holdings, Inc. The assets will be held and operated through a separate portfolio company controlled by us. Our investment had a fair value of $6.5 million and an unrealized loss of $6.6 million as of June 30, 2002. In conjunction with this transaction, we expect to realize this loss in the third quarter of 2002 and expect this realized loss to be offset by the reversal of related unrealized depreciation. Accordingly, we expect no material impact to our overall earnings in the third quarter of 2002 as a result of this transaction.

In August 2002, we were awarded, through a bankruptcy proceeding, the right to acquire in satisfaction of debt the Arizona and North Carolina divisions of one of our portfolio companies, Intellisec Holdings, Inc. We anticipate that upon completion of these sales, the former divisions will be held and operated in two separate portfolio companies controlled by us. We do not expect to realize a material gain or loss related to these transactions. However, there can be no assurance that a gain or loss will not occur upon the ultimate disposition of these divisions or upon the disposition of the remainder of our investment in Intellisec Holdings, Inc.

In July 2002, we amended certain agreements governing our Revolving Credit Facility. This facility is further discussed in Note 4. The amendments adjust or add certain provisions to reflect our current size and organizational structure, including a change in the servicer minimum net worth test, the addition of a servicer asset coverage requirement, and an increase in the allowed portfolio charge-off ratio .

Independent Accountants’ Review Report

Board of Directors and Shareholders
MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of June 30, 2002, including the consolidated schedule of investments, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001, the consolidated statement of stockholders’ equity for the six-month period ended June 30, 2002 and the consolidated statement of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of MCG Capital Corporation as of December 31, 2001, including the consolidated schedules of investments, and the related consolidated statements of income, stockholders’ equity, and cash flows for the one-month period ended December 31, 2001 and the eleven-month period ended November 30, 2001 (not presented herein), and in our report dated January 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG

Ernst & Young

Richmond, Virginia
August 9, 2002

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data and our Consolidated Financial Statements and notes thereto appearing herein.

MCG Capital Corporation is a solutions-focused financial services company providing financing and advisory services to companies throughout the United States in the communications, information services, media and technology industry sectors. On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and a concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million. Upon completion of these offerings, we became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. MCG Capital Corporation will elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election will be effective as of January 1, 2002. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

On June 17, 2002, MCG raised $54 million of gross proceeds in an additional public offering. MCG sold 3,000,000 shares of common stock at an offering price of $18 per share. The Company expects to use the net proceeds of approximately $50.3 million together with the availability under its existing credit facilities, to originate loans to and investments in small- and medium-sized private companies and for working capital and general corporate purposes.

The results of operations for the three and six months ended June 30, 2002 reflect the Company’s results as a business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the three and six months ended June 30, 2001 reflect the Company’s results prior to operating as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the consolidated financial statements for these two periods are different and, therefore, the results of operations are not directly comparable.

The primary differences in accounting principles relate to the carrying value of investments and accounting for income taxes—see corresponding sections in the notes to our consolidated financial statements included in the Company’s Form 10-K.

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

Portfolio Composition and Asset Quality

Our primary business is lending to and investing in businesses, primarily in the communications, information services, media, and technology industry sectors, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. The increase in investments during the first six months of 2002 was primarily attributable to originated debt securities, including $40.5 million of subordinated debt to three companies. We intend to increase our level of subordinated debt and equity-based investments. However, we expect a substantial majority of our portfolio will continue to consist of investments in senior secured commercial loans. The total portfolio value of publicly traded and non-publicly traded investments was $696.2 million and $617.2 million, at June 30, 2002 and December 31, 2001, respectively (exclusive of unearned income). Total portfolio investment activity as of and for the six months ended June 30, 2002 and year ended December 31, 2001, was as follows (exclusive of unearned income):

	June 30, 2002	December 31, 2001(a)
	(dollars in millions)
Beginning Portfolio	$617.2	$510.9
Originations/Net Draws/Purchases	89.2	167.6
Early Pay-offs/Sales of Securities	(1.9)	(33.0)
Charge-offs/Write-downs		(14.8	)(b)
Realized Gains (Losses)		(1.7)
Unrealized Appreciation on Investments	6.9	2.8
Unrealized Depreciation on Investments	(15.2)	(14.6)

Ending Portfolio	$696.2	$617.2

(a)	Balances prior to our election to be regulated as a business development company primarily include amounts at cost.
(b)
Represents $14.8 million of loan charge-offs against the allowance for loan losses previously provided for prior to our election to be regulated as a business development company. We had provided for loan losses of $20.3 million from inception through November 30, 2001 including $2.0 million of allowance recorded in the asset acquisition on June 24, 1998.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
Senior Debt	89.6%	95.3%
Subordinated Debt	7.0%	1.2%
Equity	3.4%	3.5%

	100.0%	100.0%

Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our Board of Directors in good faith on a quarterly basis. As of June 30, 2002 and December 31, 2001, net unrealized depreciation on investments totaled $19.5 million and $11.2 million, respectively.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2002 and December 31, 2001:

Distribution of Portfolio by Investment Rating
(dollars in millions)

	June 30, 2002		December 31, 2001
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$177.3	25.5%	$135.2	21.9%
2	318.7	45.8%	275.1	44.5%
3	143.3	20.6%	158.6	25.7%
4	40.1	5.7%	46.7	7.6%
5	16.8	2.4%	1.6	0.3%

	$696.2	100.0%	$617.2	100.0%

We manage loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. At June 30, 2002, of the investments with a 5 rating, $12.6 million are loans, of which $12.0 million are on non-accrual. Of the investments with a 4 rating, $35.6 million are loans, of which $6.8 million are on non-accrual.

Set forth below is a table showing the composition of MCG’s portfolio by industry sector at fair value at June 30, 2002, and December 31, 2001:

	June 30, 2002	December 31, 2001
Media	57.6%	55.2%
Communications	26.7%	28.9%
Information Services	11.3%	11.8%
Technology	4.1%	3.8%
Other	0.3%	0.3%

	100.0%	100.0%

Below is a table showing MCG’s originations by detailed industry for the six months ended June 30, 2002 and the year ended December 31, 2001:

Originations by Detailed Industry

	Six Months Ended June 30, 2002	Year Ended December 31, 2001
Newspaper	46%	27%
Telecom	5%	14%
Publishing	30%	18%
Information Services	12%	22%
Broadcast	0%	14%
Security	0%	5%
Technology	7%	0%

	100%	100%

We monitor individual customer’s financial trends in order to assess the appropriate course of action with respect to each customer and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual investment on a quarterly and, in some cases, a monthly or more frequent basis. Because we are a provider of long-term privately negotiated investment capital to high-growth companies and we actively manage our investments through tightly-structured contracts, we do not believe contract exceptions are necessarily an indication of credit quality or the need to pursue remedies or an active workout of a portfolio investment.

At June 30, 2002, there were $18.9 million of loans, or approximately 2.7% of the investment portfolio on non-accrual status, of which $12.1 million were greater than 60 days past due. The nonaccrual loans primarily represented borrowers in the security alarm and paging businesses. At December 31, 2001, there were $8.6 million of loans greater than 60 days past due representing 1.4% of the investment portfolio, of which $0.2 million were on non-accrual status. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and stop recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

When principal and interest on a loan is not paid within the applicable grace period, we will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment and will begin to more actively monitor the investment. We will formulate strategies to optimize the resolution process and will begin the process of restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any enhanced risk, we receive appropriate compensation from the customer in connection with a restructuring. During the process of monitoring a loan which is out of compliance, we will in appropriate circumstances send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may determine to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings. During 2001, we foreclosed upon two of our portfolio companies, which had an aggregate fair value of $16.0 million as of June 30, 2002 and $19.6 million as of December 31, 2001. Of the $14.8 million of charge-offs during 2001, $4.5 million related to these foreclosures. There were no foreclosures during the six months ended June 30, 2002. However in July 2002 we acquired in satisfaction of debt the assets of one of our portfolio companies, ValuePage Holdings Inc. This investment had a fair value of $6.5 million at June 30, 2002.

Prior to our conversion to a business development company, we provided an allowance for loan losses estimated to be sufficient to absorb probable future losses, net of recoveries. From inception through November 30, 2001, we had provided $20.3 million of allowance for loan losses, including $2.0 million of allowance recorded in the asset acquisition and have charged-off $14.8 million.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2002 and 2001

The following table shows our consolidated results of operations for the three and six months ended June 30, 2002 and 2001. The three and six months ended June 30, 2002 reflect our financial results as a business development company (BDC) whereas the three and six months ended June 30, 2001 reflect our financial results prior to operating as a BDC. Different accounting principles are used in the preparation of our financial statements as a BDC under the Investment Company Act of 1940 and, as a result, our financial results as a BDC are not directly comparable to prior periods. The items in the table below were not affected by the change in accounting principles resulting from our conversion to a BDC. See Note 1 to Consolidated Financial Statements under the heading Conversion to Business Development Company.

	Post-IPO as a Business Development Company Three Months Ended June 30, 2002	Pre-IPO prior to becoming a Business Development Company Three Months Ended June 30, 2001	Post-IPO as a Business Development Company Six Months Ended June 30, 2002	Pre-IPO prior to becoming a Business Development Company Six Months Ended June 30, 2001
	(dollars in thousands)
Operating income
Interest and fees on commercial loans	$18,255	$17,468	$33,844	$35,064
Advisory fees and other income	1,178	221	2,643	537

Total operating income	19,433	17,689	36,487	35,601
Operating expenses
Interest expense	2,844	6,992	5,340	14,522
Employee compensation:
Salaries and benefits	1,842	2,316	3,863	4,606
Long-term incentive compensation	1,731	—	3,257	—

Total employee compensation	3,573	2,316	7,120	4,606
General and administrative expense	1,566	1,311	2,622	2,328

Total operating expenses	7,983	10,619	15,082	21,456

Net operating income(a)	11,450	7,070	21,405	14,145
Long-term incentive compensation(b)	1,731	—	3,257	—

Distributable net operating income(c)	$13,181	$7,070	$24,662	$14,145

(a)	Represents net operating income before provision for loan losses for periods ending prior to December 1, 2001.
(b)	Includes expenses related to termination of the stock option plan and issuance of related restricted stock awards at the time of the IPO.
(c)
Distributable net operating income is presented for the three and six months ended June 30, 2001 to facilitate the understanding of the amount of net earnings we may have potentially distributed if we had operated as a business development company and regulated investment company (without the effect of de-leveraging prior to December 1, 2001) for that period. The amounts of the distributable net operating income identified in this table are not intended to represent amounts we will distribute in future periods. Distributable net operating income may not be comparable to similarly titled measures reported by other companies. Distributable net operating income does not represent net increase (decrease) in stockholders’ equity resulting from earnings or cash generated from operating activities in accordance with GAAP and should not be considered an alternative to such items as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For additional information on distributions, see the section entitled “Financial Condition, Liquidity and Capital Resources—Dividends.”

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

The change in operating income from the three and six months ended June 30, 2001 compared to the same periods in 2002 is attributable to the following items:

	Periods Ended June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended
	(dollars in millions)
Change due to:
Asset growth (a)	$2.8	$5.3
Change in LIBOR (a)	(3.5)	(8.4)
Change in spread (a)	0.8	1.2
Increase in fee income	0.7	0.7
Advisory and other income	0.9	2.1

Total change in operating income	$1.7	$0.9

(a)	The change in interest income due to change in LIBOR, change in spread and loan growth has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating income for the three months ended June 30, 2002 increased $1.7 million, or 9.9%, to $19.4 million from $17.7 million for the three months ended June 30, 2001. The benefit of an increase in loan volume and interest spread was partially offset by a decline in LIBOR rates from the second quarter of 2001 to the same period in 2002. Loan interest rose $0.1 million from the second quarter of 2001 to the second quarter of 2002. Average three month LIBOR decreased 231 basis points over these periods from 4.23% to 1.92%, decreasing income by $3.5 million. Average commercial loans increased 19% for the second quarter of 2002 when compared to the second quarter of 2001, contributing a $2.8 million increase in income. The majority of the loans are priced as a variable spread to LIBOR and this coupon spread increased by 60 basis points resulting in a $0.8 million addition to income. Loan fees increased $0.7 million primarily from origination fees. Due to a number of projects completed this quarter for new and existing customers, advisory and other income rose $0.9 million. Advisory fees are recognized as earned, which is generally when the investment transaction closes or the services are completed.

Total operating income for the six months ended June 30, 2002 increased $0.9 million, or 2.5%, to $36.5 million from $35.6 million for the six months ended June 30, 2001. Loan interest declined $1.9 million from the first six months of 2001 compared to the first six months of 2002. Average three month LIBOR decreased 290 basis points over these periods from 4.81% to 1.91%, decreasing income by $8.4 million. Average commercial loans increased 18% for the first half of 2002 when compared to the first half of 2001, contributing a $5.3 million increase in income. The coupon spread increased 47 basis points in the first six months of 2002, resulting in a $1.2 million increase in income. The loan growth, increase in weighted average spreads and rise in advisory and other income more than offset the affects of the decreases in LIBOR rates from the first half of 2001 to the same period in 2002. Loan fees increased $0.7 million primarily from origination fees. Due to a number of projects completed during the first half of 2002 for new and existing customers, advisory and other income experienced growth of $2.1 million.

Operating Expenses

Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

The change in operating expense from the three and six months ended June 30, 2001 compared to the same periods in 2002 is attributable to the following items:

	Periods Ended June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended
	(dollars in millions)
Change due to:
Decrease in borrowings(a)	$(1.0)	$(2.4)
Change in LIBOR(a)	(2.2)	(5.0)
Change in spread(a)	(0.9)	(1.8)
Salaries and benefits	(0.5)	(0.8)
Long-term incentive compensation	1.7	3.3
General and administrative expense	0.3	0.3

Total change in operating expense	$(2.6)	$(6.4)

(a)
The change in interest expense due to decrease in borrowings, change in LIBOR, and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating expenses for the three months ended June 30, 2002 decreased $2.6 million, or 24.8%, to $8.0 million from $10.6 million for the three months ended June 30, 2001. The decrease was primarily due to a decline in interest expense as average borrowings and rates both declined. Average three month LIBOR decreased 231 basis points over these periods from 4.23% to 1.92% which caused interest expense to decline by $2.2 million. Average borrowings decreased 19%, decreasing interest expense by $1.0 million. On December 27, 2001, we issued investment grade asset backed bonds with a blended coupon spread of 75 basis points over LIBOR and, along with a portion of the IPO proceeds, replaced a debt facility priced at LIBOR plus 175 basis points. The decrease in spreads decreased interest expense by $0.9 million. Salaries and benefits declined $0.5 million. Partially offsetting the decline in interest expense and salaries and benefits was an increase of $1.7 million in long-term incentive compensation from $0 in 2001. The increase in long-term incentive compensation is related to the amortization of restricted stock awards and the treatment of dividends on certain shares of common stock securing employee loans as compensation. General and administrative expense rose $0.3 million for the period.

Total operating expenses for the six months ended June 30, 2002 decreased $6.4 million, or 29.7%, to $15.1 million from $21.5 million for the six months ended June 30, 2001. The decrease was primarily due to a decline in interest expense as average borrowings and rates both declined. Average three month LIBOR decreased 290 basis points over these periods from 4.81% to 1.91% which caused interest expense to decline by $5.0 million. Average borrowings decreased 21%, decreasing interest expense by $2.4 million. The decrease in spreads decreased interest expense by $1.8 million. Salaries and benefits declined $0.8 million. Partially offsetting the decline in interest expense and salaries and benefits was a $3.3 million increase in long-term incentive compensation from $0 in 2001. General and administrative expense rose $0.3 million for the period.

Net operating income before provision for loan losses for the quarter ended June 30, 2002 totaled $11.5 million compared with $7.1 million for the quarter ended June 30, 2001. Net income totaled $9.4 million for the quarter ended June 30, 2002 and $2.8 million for the quarter ended June 30, 2001.

Net operating income before provision for loan losses for the six months ended June 30, 2002 totaled $21.4 million compared with $14.1 million for the six months ended June 30, 2001. Net income totaled $13.1 million for the six months ended June 30, 2002 and $8.1 million for the six months ended June 30, 2001.

Reconciliation of Net Operating Income to Net (Decrease) Increase in Stockholders’ Equity from Earnings (Loss)

Provision for Loan Losses

Because we are a business development company and our investments are carried at fair value, we no longer provide a provision for loan losses. The provision for loan losses for the three and six months ended June 30, 2001 totaled $1.6 million and $2.6 million, respectively.

Realized Gains (Losses) on Investments and Net Unrealized Appreciation (Depreciation) on Investments

Realized losses for the three and six months ended June 30, 2001 totaled $1.3 million and $1.6 million, respectively, and represented impairment write-offs on equity investments. Net unrealized depreciation on investments for the three and six months ended June 30, 2002 of $2.0 million and $8.3 million, respectively, reflects the change in fair value primarily for assets in the security alarm and publishing sectors. The net unrealized depreciation on investments of $2.0 million for the three months ended June 30, 2002 consisted of $6.0 million of gross appreciation and $8.0 million of gross depreciation. The appreciation was made up primarily by a $5.6 million appreciation in one of our telecommunications investments, Talk America Holdings, Inc. The unrealized depreciation was primarily related to a decrease of $2.2 million in the value of one of our publishing investments, UMAC Inc. (which is controlled by MCG) and approximately $3.5 million of adjustments to our loans on non-accrual primarily attributable to Value Page Holdings, Inc. and Intellisec Holdings, Inc. The net unrealized depreciation on investments of $8.3 million for the six months ended June 30, 2002 consisted of $6.9 million of gross appreciation and $15.2 million of gross depreciation. The appreciation occurred primarily in two of our telecommunications investments. Talk America Holdings, Inc. appreciated $5.6 million and Manhattan Telecommunications Corporation appreciated $1.0 million. The unrealized depreciation was primarily related to a decrease of $5.7 million in the value of one of our publishing investments, UMAC Inc. and approximately $5.9 million of adjustments to our loans on non-accrual. Prior to conversion to a business development company, only certain investments were carried at fair value. Net unrealized appreciation for the three and six months ended June 30, 2001 was $0.4 million and $0.7 million, respectively, and was related to the write up in the fair market value of certain warrants accounted for in accordance with SFAS No. 133 and 138.

Income Taxes

Through December 31, 2001 we were taxed under Subchapter C of the Internal Revenue Code. We will elect to be a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election will be effective as of January 1, 2002, and will not be subject to taxation of income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements. Our effective tax rate for the three and six months ended June 30, 2001 was 39.2% and 40.1%, respectively. The effective rate includes both federal and state income tax components.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

At June 30, 2002 and December 31, 2001, we had $30.1 million and $48.1 million, respectively, in cash and cash equivalents. We invest cash on hand in interest bearing deposit accounts with daily sweep features. On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and a concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million (net proceeds totaling $216.9 million). On June 17, 2002, we raised an additional $54.0 million in gross proceeds (net proceeds of approximately $50.3 million) as the result of an additional public stock offering. The decrease in cash from December 31, 2001 to June 30, 2002 is due to portfolio growth and payment of dividends partially offset by an increase in borrowings. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements and operations.

Liquidity and Capital Resources

We expect our cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. We generally fund new originations using cash on hand, advances under our credit facilities and equity financings.

As of June 30, 2002, we had unused commitments to extend credit to our customers of $17.2 million, which are not reflected on the balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants, total unused available commitments from our commercial paper facility totaled $138.2 million.

The following table shows our contractual obligations as of June 30, 2002:

	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in millions)
Borrowings(b)	$316.4	$61.8	$—	$—	$254.6
Future minimum rental obligations	1.2	0.7	0.4	0.1	—

Total contractual obligations	$317.6	$62.5	$0.4	$0.1	$254.6

(a)	This excludes the unused commitments to extend credit to our customers of $17.2 million as discussed above.
(b)
Borrowings are listed based on the contractual maturity of the facility. However, actual payments on borrowings could be earlier since they are based primarily on when we receive payments from our customers on the commercial loans collateralizing the borrowings.

As of December 31, 2001 we had unused commitments to extend credit to our customers of $29.4 million, which are not reflected on the balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants, total unused available commitments from our commercial paper facility totaled $177.4 million. See “Borrowings” section below for discussion of our borrowing facilities.

The following table shows our contractual obligations as of December 31, 2001:

	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in millions)
Borrowings(b)	$287.8	$—	$22.6	$—	$265.2
Future minimum rental obligations	1.5	0.8	0.5	0.2	—

Total contractual obligations	$289.3	$0.8	$23.1	$0.2	$265.2

(a)	This excludes the unused commitments to extend credit to our customers of $29.4 million as discussed above.
(b)
Borrowings are listed based on the contractual maturity of the facility. However, actual payments on borrowings could be earlier since they are based primarily on when we receive payments from our customers on the commercial loans collateralizing the borrowings.

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

Borrowings

On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets, totaling $335.0 million as of June 30, 2002 and $349.5 million as of December 31, 2001. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes.

The Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of June 30, 2002, $254.6 million of the Series 2001-1 Notes were outstanding and $265.2 million were outstanding as of December 31, 2001. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

As of June 1, 2000, we established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200.0 million of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). As of June 30, 2002, $61.8 million of the Series 2000-1 Notes were outstanding with one investor and as of December 31, 2001 $22.6 million were outstanding with one investor. As of June 30, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25.0 million as part of the $200.0 million total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Revolving Credit Facility is secured by $198.4 million of commercial loans as of June 30, 2002 and $71.7 million of commercial loans as of December 31, 2001. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $30.0 million (subject to increase upon the occurrence of an event of default) prior to July 8, 2002 and $75.0 million as of July 8, 2002 and thereafter. The Series 2000-1 Notes bear interest based on a commercial paper rate plus 1.0% and interest is payable monthly. This facility is scheduled to terminate on May 31, 2003.

The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly-owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

On June 24, 1998, one of our subsidiaries entered into a $400.0 million senior secured credit facility (the “Facility”). The lead bank for this Facility, Heller Financial, Inc. (“Heller”), held 334,566 Class A shares and 677,934 Class D shares at December 31, 2000 which it purchased, along with Goldman Sachs, at our inception. On October 25, 2001, Heller was acquired by GE Capital. During 2001, the proceeds from our IPO and the sale of loans to the Trust were used to pay off the Facility’s outstanding balance of $342.7 million. This Facility has been repaid in full and is no longer in place.

At June 30, 2002, we had aggregate outstanding borrowings of $316.4 million and $287.8 million at December 31, 2001. The following table shows the facility amounts and outstanding borrowings from third-party lenders at June 30, 2002:

	Facility amount	Amount outstanding	Interest(a)
	(dollars in millions)
Series 2001-1 Class A Asset Backed Bonds	$229.8	$219.2	2.54%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	3.69
Series 2000-1 Class A Asset Backed Securities	200.0	61.8	2.85

Total borrowings	$465.2	$316.4	2.73%

(a)	Excludes the cost of commitment fees and other facility fees.

At December 31, 2001, we had aggregate outstanding borrowings of $287.8 million. The following table shows the facility amounts and outstanding borrowings from third-party lenders at December 31, 2001:

	Facility amount	Amount outstanding	Interest(a)
	(dollars in millions)
Series 2001-1 Class A Asset Backed Bonds	$229.8	$229.8	2.50%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	3.65
Series 2000-1 Class A Asset Backed Securities	200.0	22.6	3.06

Total borrowings	$465.2	$287.8	2.69%

(a)	Excludes the cost of commitment fees and other facility fees.

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

We declared a $0.47 per share dividend on June 3, 2002 to our stockholders of record on June 11, 2002. We declared a $0.41 per share dividend on March 28, 2002 to our stockholders of record on April 17, 2002. We declared an aggregate dividend of $0.86 per share in December 2001 to our stockholders of record on January 22, 2002 consisting of a dividend of $0.25 per share for the fourth quarter of 2001 and an additional dividend of $0.61 per share representing the distribution of substantially all of our earnings and profits since inception through December 31, 2001, including the period after we elected to be a business development company through the effective date of our election to be a regulated investment company for tax purposes. The aggregate dividend declared in December 2001 was required for us to qualify as a regulated investment company.

Related Party Transactions

Prior to our election to be regulated as a business development company, we terminated our stock option plan and adopted a restricted stock program under which we issued 1,539,851 shares of restricted common stock to employees and directors. The total number of shares issued for the termination of the option plan was based upon the Black-Scholes option-pricing model and assumptions and approved by our Board of Directors. See Notes to Consolidated Financial Statements.

Immediately prior to the initial public offering, we issued 68,930 shares of common stock for the termination of all warrants held by Wachovia Corporation related to the management buyout in 1998 without regard to exercise price. At that time, Wachovia Corporation was also a shareholder. The total number of shares issued for the termination of the warrants was based on the Black-Scholes option-pricing model and assumptions negotiated with Wachovia Corporation and approved by our Board of Directors. In addition, we have a $200 million variable series securitization facility and a $265.2 million term funding securitization agreement that were arranged by Wachovia Securities, an affiliate of Wachovia Corporation. Interest paid to an affiliate of Wachovia Corporation holding the Series 2000-1 Notes under the variable series securitization facility totaled $0.5 million and $1.0 million for the three and six months ended June 30, 2002 and $4.9 million for the year ended December 31, 2001.

We made cash payments totaling $1.7 million to non-executive employees for the taxes imposed on them associated with the issuance of restricted common stock. The cash payments assumed a combined federal and state tax rate of 48% for each employee.

Additionally, in connection with the termination of our stock option plan, certain executive officers and employees purchased a portion of the 1,539,851 shares of restricted common stock at a per share price of $17.00. Those executive officers and employees issued partially non-recourse notes to us, with an aggregate face value of $5.8 million secured by approximately 1.4 million shares with a value of $23.8 million at the initial public offering price. The notes are payable at the end of a four and a half-year term, subject to acceleration, bear interest at 4.13% payable annually and are secured by all of the restricted common stock held by such employee and for some employees, for a specified time-period, additional shares of our common stock the employee owns. The notes are non-recourse as to the principal amount but recourse as to the interest. Amounts due on these loans are reflected as a reduction of stockholders’ equity in the consolidated balance sheets.

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

Income Recognition

Interest on commercial loans is computed by methods that generally result in level rates of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and stop recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

We include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind (PIK) interest, which represents contractual interest added to the loan balance and is due at the end of the loan term. PIK loans represented $19.0 million or 2.8% of our portfolio of investments as of June 30, 2002 and $14.2 million or 2.3% of our portfolio of investments as of December 31, 2001. As of June 30, 2002, 92.5% of the $19.0 million of PIK loans have an investment rating of 3 or better and as of December 31, 2001, 98.8% of the $14.2 million of PIK loans had an investment rating of 3 or better. The increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

Loan origination fees paid up front are deferred and amortized as adjustments of the related loan’s yield over the contractual life. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our Board of Directors. Fair values are estimated using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $13.2 million and $12.1 million of unearned fees as of June 30, 2002 and December 31, 2001, respectively. We recognized $3.0 million of these fees in income during the first half of 2002 and $4.7 million of these fees in income during 2001.

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

As a general rule, we do not value our loans above cost, but loans will be subject to fair value write-downs when the asset is considered impaired. Substantially all of our commercial loans bear interest at LIBOR-based variable rates, which include a base index rate and a spread that changes with the overall financial and operational performance of the customer. In many cases, our loan agreements allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer’s business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer’s plan.

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

Securitization Transactions

Periodically, the Company transfers pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans assumed by third parties equaling $533.3 million at June 30, 2002 and $421.1 million at December 31, 2001. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on the operations or financial position of the Company. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Subsequent Events

In July 2002, we completed a transaction to acquire in satisfaction of debt the assets of one of our portfolio companies, ValuePage Holdings, Inc. The assets will be held and operated through a separate portfolio company controlled by us. Our investment had a fair value of $6.5 million and an unrealized loss of $6.6 million as of June 30, 2002. In conjunction with this transaction, we expect to realize this loss in the third quarter of 2002 and expect this realized loss to be offset by the reversal of related unrealized depreciation. Accordingly, we expect no material impact to our overall earnings in the third quarter of 2002 as a result of this transaction.

In August 2002, we were awarded, through a bankruptcy proceeding, the right to acquire in satisfaction of debt the Arizona and North Carolina divisions of one of our portfolio companies, Intellisec Holdings, Inc. We anticipate that upon completion of these sales, the former divisions will be held and operated in two separate portfolio companies controlled by us. We do not expect to realize a material gain or loss related to these transactions. However, there can be no assurance that a gain or loss will not occur upon the ultimate disposition of these divisions or upon the disposition of the remainder of our investment in Intellisec Holdings, Inc.

In July 2002, we amended certain agreements governing our Revolving Credit Facility. This facility is further discussed in Note 4. The amendments adjust or add certain provisions to reflect our current size and organizational structure, including a change in the servicer minimum net worth test, the addition of a servicer asset coverage requirement, and an increase in the allowed portfolio charge-off ratio.

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

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our Board of Directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our outstanding commercial loans and our outstanding borrowings:

	June 30, 2002		December 31, 2001
	Commercial Loans	Borrowings	Commercial Loans	Borrowings
	(dollars in millions)
Prime Rate	$20.8	$—	$31.1	$—
30-Day LIBOR	46.9	—	19.2	—
60-Day LIBOR	—	—	2.3	—
90-Day LIBOR	552.6	254.6	539.6	265.2
Commercial Paper Rate	—	61.8	—	22.6
Fixed Rate	52.1	—	3.8	—

	$672.4	$316.4	$596.0	$287.8

Based on our June 30, 2002 balance sheet, for every 100 basis point increase in interest rates, our annual interest income would increase by $5.6 million and our annual interest expense would increase by $3.2 million resulting in an increase in annual net income of $2.4 million, assuming no changes in our investments or borrowing structure. For every 100 basis point decrease in interest rates, our annual interest income would decrease by $5.4 million and our annual interest expense would decrease by $3.2 million, resulting in a decrease in annual net income of $2.2 million, assuming no changes in our investment and borrowing structure.

Based on our December 31, 2001 balance sheet, for every 100 basis point increase in interest rates, our annual interest income would increase by $5.9 million and our annual interest expense would increase by $2.7 million resulting in an increase in annual net income of $3.2 million, assuming no changes in our investments or borrowing structure. For every 100 basis point decrease in interest rates, our annual interest income would decrease by $5.9 million and our annual interest expense would decrease by $2.7 million, resulting in a decrease in annual net income of $3.2 million, assuming no changes in our investment and borrowing structure.

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

Item 2.    Changes in Securities and Use of Proceeds

During the six months ended June 30, 2002, MCG issued a total of 7,665 shares of common stock under its dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering proceeds for the shares of common stock sold under the dividend reinvestment plan was approximately $0.1 million.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 29, 2002, the Company held its Annual Meeting of Stockholders. The following three matters were submitted to the stockholders for consideration:

1.	To elect three directors of the Company who will serve for three years, or until their successors are elected and qualified;

2.	To ratify the selection of Ernst & Young LLP to serve as independent auditors for the Company for the fiscal year ending December 31, 2002;

3.	To consider and act on a proposal to eliminate the fundamental nature of the Company’s investment policies.

The results of the shares voted with regard to each of these matters is as follows:

1.	Election of Directors:

Director	For	Withheld
Bryan J. Mitchell	23,831,267	2,082,808
Robert J. Merrick	25,719,687	194,388
Wallace B. Millner, III	25,827,437	86,638

Continuing Directors whose terms did not expire at the annual meeting were as follows: Steven F. Tunney, Joseph H. Gleberman, Norman W. Alpert, Michael A. Pruzan, Jeffrey M. Bucher and Kenneth J. O’Keefe.

2.	Ratification of appointment of Ernst & Young LLP as auditors:

For	Against	Abstain
25,723,336	186,569	4,170

3.	Approval of the elimination of the fundamental nature of the Company’s investment policies:

For	Against	Abstain	Broker Non-Votes
24,319,928	119,597	53,275	1,421,275

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

10.2
Sale and Servicing Agreement among MCG Master Trust, MCG Finance Corporation II and MCG Capital Corporation (formerly MCG Credit Corporation), dated as of June 1, 2000, as amended by certain Amendment No. 1, dated as of September 1, 2000, Amendment No. 2, dated as of June 6, 2001, Amendment No. 3, dated as of May 20, 2002, and Amendment No. 4, dated as of July 8, 2002 (filed herewith).

10.3
Note Purchase Agreement among MCG Master Trust, MCG Capital Corporation (formerly MCG Credit Corporation), Variable Funding Capital Corporation, and First Union Securities, Inc. dated as of June 1, 2000, as amended by a certain Amendment No. 1, dated as of June 6, 2001, Amendment No. 2, dated as of May 20, 2002, and Amendment No. 3, dated as of July 8, 2002 (filed herewith).

10.10
Series 2000-1 Terms Supplement to the Indenture dated as of June 1, 2000 between MCG Master Trust and Norwest Bank Minnesota, N.A., as amended by certain Amendment No. 1, dated as of June 6, 2001, Amendment No. 2, dated as of May 20, 2002, and Amendment No. 3, dated as of July 8, 2002 (filed herewith).

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)    Form 8-K—The registrant has not filed any reports on a Current Report on Form 8-K during the quarter for which this report 10-Q is filed. However, on August 6, 2002, the registrant filed a Form 8-K disclosing that its Chairman and CEO, Bryan J. Mitchell, certified certain of the Company’s Exchange Act Filings to the Securities and Exchange Commission (SEC).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2002.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chairman of the Board and Chief Executive Officer

By:	/s/ JANET C. PERLOWSKI
Janet C. Perlowski Chief Financial Officer