Form 10-Q
period 2002-09-30
MCG CAPITAL CORP
filed 2002-11-15
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $.01 par value, outstanding as of November 13, 2002 was 31,259,462.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I.    FINANCIAL INFORMATION

In this Quarterly Report, the “Company”, “MCG”, “we”, “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

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

(dollars in thousands except per share data)	Post-IPO as a Business Development Company Three Months Ended Sept. 30, 2002	Pre-IPO prior to becoming a Business Development Company Three Months Ended Sept. 30, 2001	Post-IPO as a Business Development Company Nine Months Ended Sept. 30, 2002	Pre-IPO prior to becoming a Business Development Company Nine Months Ended Sept. 30, 2001
Income Statement Data:
Operating income	$20,138	$18,725	$56,625	$54,326
Net operating income (a)	11,653	8,179	33,058	22,324
Income (loss) before cumulative effect of accounting changes	(3,461)	(1,074)	9,686	5,294
Net increase (decrease) in stockholders’ equity resulting from earnings (loss)	(3,461)	(1,074)	9,686	7,071

Per Common Share Data:
Net operating income (a) per common share:
basic	$0.39	$0.65	$1.18	$1.76
diluted	0.39	0.64	1.18	1.76
Income (loss) before cumulative effect of accounting changes per common share:
basic	(0.12)	(0.08)	0.35	0.42
diluted	(0.12)	(0.08)	0.34	0.42
Earnings (loss) per common share:
basic	(0.12)	(0.08)	0.35	0.56
diluted	(0.12)	(0.08)	0.34	0.56
Net asset value per common share	12.13	13.04	12.13	13.04
Dividends declared per common share	0.46	—	1.34	—

Selected Period-End Balances:
Total investment portfolio	$707,258	$574,879
Total assets	747,658	645,509
Borrowings	348,186	466,732

Other data:
Number of portfolio companies	81	74
Number of employees	55	58

(a)	Represents net operating income before provision for loan losses for periods ending prior to December 1, 2001.

Selected Operating Data

The following table shows our consolidated results of operations for the three and nine months ended September 30, 2002 and 2001. The three and nine months ended September 30, 2002 reflect our financial results as a business development company (BDC), whereas the three and nine months ended September 30, 2001 reflect our financial results prior to operating as a BDC. Different accounting principles are used in the preparation of our financial statements as a BDC under the Investment Company Act of 1940 and, as a result, our financial results as a BDC are not directly comparable to prior periods. The items in the table below were not affected by the change in accounting principles resulting from our conversion to a BDC.

(dollars in thousands)	Post-IPO as a Business Development Company Three Months Ended Sept. 30, 2002	Pre-IPO prior to becoming a Business Development Company Three Months Ended Sept. 30, 2001	Post-IPO as a Business Development Company Nine Months Ended Sept. 30, 2002	Pre-IPO prior to becoming a Business Development Company Nine Months Ended Sept. 30, 2001
Operating income
Interest and fees on commercial loans	$19,396	$17,588	$53,240	$52,652
Advisory fees and other income	742	1,137	3,385	1,674

Total operating income	20,138	18,725	56,625	54,326

Operating expenses
Interest expense	2,841	6,469	8,181	20,991
Employee compensation:
Salaries and benefits	1,958	2,550	5,821	7,156
Long-term incentive compensation	1,816	—	5,073	—

Total employee compensation	3,774	2,550	10,894	7,156
General and administrative expense	1,870	1,527	4,492	3,855

Total operating expenses	8,485	10,546	23,567	32,002

Net operating income (a)	11,653	8,179	33,058	22,324
Long-term incentive compensation (b)	1,816	—	5,073	—

Distributable net operating income (c)	$13,469	$8,179	$38,131	$22,324

(a)	Represents net operating income before provision for loan losses for periods ending prior to December 1, 2001.

(b)	Includes expenses related to termination of the stock option plan and issuance of related restricted stock awards at the time of the IPO.

(c)
Distributable net operating income is presented for the three and nine months ended September 30, 2001 to facilitate the understanding of the amount of net earnings we may have potentially distributed if we had operated as a business development company and regulated investment company (without the effect of de-leveraging prior to December 1, 2001) for that period. The amounts of the distributable net operating income identified in this table are not intended to represent amounts we will distribute in future periods. Distributable net operating income may not be comparable to similarly titled measures reported by other companies. Distributable net operating income does not represent net increase (decrease) in stockholders’ equity resulting from earnings or cash generated from operating activities in accordance with GAAP and should not be considered an alternative to such items as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For additional information on distributions, see the section entitled “Financial Condition, Liquidity and Capital Resources—Dividends.”

Item 1.     Financial Statements (unaudited)

MCG Capital Corporation
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2002	December 31, 2001

	(unaudited)

Assets
Cash and cash equivalents	$22,283	$48,148
Investments:
Commercial loans, at fair value (cost of $712,931 and $604,232)	700,933	596,002
Investments in equity securities—at fair value (cost of $32,753 and $24,173)	19,794	21,201
Unearned income on commercial loans	(13,469)	(12,134)

Total investments	707,258	605,069
Interest receivable	7,632	5,623
Other assets	10,485	14,226

Total assets	$747,658	$673,066

Liabilities
Borrowings	$348,186	$287,808
Interest payable	1,523	408
Dividends payable	14,394	24,327
Other liabilities	4,515	8,150

Total liabilities	368,618	320,693

Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock par value $.01, authorized 100,000 shares, 31,253 issued and outstanding on September 30, 2002 and 28,287 issued and outstanding on December 31, 2001	313	283
Paid-in capital	419,874	370,087
Stockholder loans	(5,663)	(6,510)
Unearned compensation—restricted stock	(9,524)	(13,077)
Earnings (loss) in excess of distributions	(1,003)	12,792
Net unrealized depreciation on investments	(24,957)	(11,202)

Total stockholders’ equity	379,040	352,373

Total liabilities and stockholders’ equity	$747,658	$673,066

See notes to consolidated financial statements.

MCG Capital Corporation
Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Post-IPO as a Business Development Company Three Months Ended September 30, 2002	Pre-IPO prior to becoming a Business Development Company Three Months Ended September 30, 2001	Post-IPO as a Business Development Company Nine Months Ended September 30, 2002	Pre-IPO prior to becoming a Business Development Company Nine Months Ended September 30, 2001

Operating income
Interest and fees on commercial loans	$19,396	$17,588	$53,240	$52,652
Advisory fees and other income	742	1,137	3,385	1,674

Total operating income	20,138	18,725	56,625	54,326
Operating expenses
Interest expense	2,841	6,469	8,181	20,991
Employee compensation:
Salaries and benefits	1,958	2,550	5,821	7,156
Long-term incentive compensation	1,816	—	5,073	—

Total employee compensation	3,774	2,550	10,894	7,156
General and administrative expense	1,870	1,527	4,492	3,855

Total operating expenses	8,485	10,546	23,567	32,002

Net operating income before provision for loan losses	11,653	8,179	33,058	22,324
Provision for loan losses	—	(7,535)	—	(10,155)
Realized losses on investments	(9,617)	(165)	(9,617)	(1,715)
Net change in unrealized appreciation (depreciation) on investments	(5,497)	(2,274)	(13,755)	(1,621)

Income (loss) from operations before income taxes and cumulative effect of accounting change	(3,461)	(1,795)	9,686	8,833
Income tax expense (benefit)	—	(721)	—	3,539

Income (loss) before cumulative effect of accounting change	(3,461)	(1,074)	9,686	5,294
Cumulative effect of accounting change, net of taxes of $1,223	—	—	—	1,777

Net increase (decrease) in stockholders’ equity resulting from earnings / net income (loss)	($3,461)	($1,074)	$9,686	$7,071

Income (loss) per common share before cumulative effect of accounting change
basic	($0.12)	($0.08)	$0.35	$0.42
diluted	($0.12)	($0.08)	$0.34	$0.42
Earnings (loss) per common share
basic	($0.12)	($0.08)	$0.35	$0.56
diluted	($0.12)	($0.08)	$0.34	$0.56
Cash dividends declared	$0.46	—	$1.34	—
Weighted average common shares outstanding	29,932	12,672	28,041	12,672
Weighted average common shares outstanding and dilutive common stock equivalents	29,932	12,672	28,102	12,691

See notes to consolidated financial statements.

MCG Capital Corporation
Consolidated Statement of Stockholders’ Equity (unaudited)
(in thousands, except per share amounts)

	Common Stock		Paid-in Capital	Stock- holder Loans	Unearned Compen- sation— Restricted stock	Earnings (loss) in excess of Distri- butions	Net Unrealized Depreciation on Investments	Total Stockholders’ Equity
	Shares	Amount
Balance Dec. 31, 2001	28,287	$283	$370,087	$(6,510)	$(13,077)	$12,792	$(11,202)	$352,373
Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						23,441	(13,755)	9,686

Issuance of common shares in stock offering, net of costs	3,000	30	50,220					50,250

Dividends declared, $1.34 per share						(37,236)		(37,236)

Dividend reinvestment	14	—	226					226

Amortization of restricted stock awards					3,030			3,030

Employee forfeiture of restricted shares	(48)	—	(659)	206	523			70
Payments on employee loans				641				641

Balance Sept. 30, 2002	31,253	$313	$419,874	$(5,663)	$(9,524)	$(1,003)	$(24,957)	$379,040

See notes to consolidated financial statements.

MCG Capital Corporation
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Post-IPO as a Business Development Company Nine Months Ended September 30, 2002	Pre-IPO prior to becoming a Business Development Company Nine Months Ended September 30, 2001

Operating activities
Net increase in stockholders’ equity resulting from earnings/net income	$9,686	$7,071
Adjustments to reconcile net increase in stockholders’ equity resulting from earnings/net income to net cash provided by operating activities:
Provision for loan losses	—	10,155
Depreciation and amortization	293	414
Amortization of restricted stock awards	3,030	—
Amortization of deferred debt issuance costs	1,470	1,520
Realized losses on investments	9,617	1,715
Net change in unrealized depreciation (appreciation) on investments	13,755	(1,379)
Increase in interest receivable	(1,986)	(28)
Increase in accrued payment-in-kind interest	(8,196)	(7,911)
Increase (decrease) in unearned income	(1,034)	242
Decrease (increase) in other assets	2,617	(2,575)
Increase (decrease) in interest payable	1,114	(262)
Increase (decrease) in other liabilities	(1,586)	798

Net cash provided by operating activities	28,780	9,760

Investing activities
Net increase in loans	(112,755)	(112,056)
Net increase in equity investments	(3,600)	(555)
Proceeds from the sale of foreclosed property	—	3,000
Purchase of premises, equipment and software	(540)	(340)

Net cash used in investing activities	(116,895)	(109,951)

Financing activities
Net proceeds from borrowings	60,378	109,899
Payment of financing costs	(28)	(283)
Issuance of common stock, net of costs	50,476	—
Dividends paid	(49,217)	—
Repayment of loans granted to officers/shareholders	641	—

Net cash provided by financing activities	62,250	109,616

Increase (decrease) in cash and cash equivalents	(25,865)	9,425
Cash and cash equivalents at beginning of period	48,148	16,766

Cash and cash equivalents at end of period	$22,283	$26,191

Supplemental disclosures
Interest paid	$5,597	$19,733
Income taxes paid (received)	(1,696)	5,918

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (8)	(unaudited)
			September 30, 2002		December 31, 2001
			Cost	Fair Value	Cost	Fair Value

Newspaper:

American Consolidated Media, Inc. (1)	Senior Debt		20,000	20,000	—	—

Badoud Enterprises, Inc. (1)	Senior Debt		9,818	9,818	11,320	11,320

Brookings Newspapers, L.L.C. (1)	Senior Debt		3,200	3,200	3,500	3,500

Community Media Group, Inc. (1)	Senior Debt		12,730	12,730	13,505	13,505

Country Media, Inc.	Senior Debt		7,773	7,773	8,448	8,448
	Common Stock	6.3%	100	232	100	205

Creative Loafing, Inc. (1)	Senior Debt		16,000	16,000	16,795	16,795

Crescent Publishing Company LLC	Senior Debt		14,085	14,085	13,700	13,700

The Joseph F. Biddle Publishing Company (1)	Senior Debt		12,266	12,266	14,207	14,207

The Korea Times Los Angeles, Inc.	Senior Debt		11,598	11,598	11,927	11,927

McGinnis-Johnson Consulting, LLC (1)	Subordinated Debt		8,178	8,178	7,828	7,828

Minnesota Publishers, Inc. (1)	Senior Debt		14,250	14,250	14,250	14,250

Murphy McGinnis Media, Inc. (1)	Senior Debt		14,000	14,000	14,000	14,000

Pacific-Sierra Publishing, Inc.	Senior Debt		24,338	24,338	24,160	24,160

Stonebridge Press, Inc. (1)	Senior Debt		6,009	6,009	5,473	5,473

21st Century Newspapers,	Subordinated Debt		20,645	20,645	—	—
Inc.	Common Stock	1.0%	452	618	—	—

Wyoming Newspapers, Inc. (1)	Senior Debt		12,300	12,300	12,563	12,563

Total Newspaper			207,742	208,040	171,776	171,881

Publishing:

Boucher	Senior Debt		2,300	2,300	2,450	2,450
Communications, Inc. (1)	Stock Appreciation Rights		—	305	—	297

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (8)	(unaudited)
			September 30, 2002		December 31, 2001
			Cost	Fair Value	Cost	Fair Value

Canon Communications	Subordinated Debt		15,308	15,308	—	—
LLC and Chemical Week Publishing L.L.C. (1)

Connective Corp. (6)	Common Stock	0.3%	57	3	57	13

Corporate Legal Times	Senior Debt		5,417	4,838	4,813	4,813
L.L.C.	LLC Interest	46.7%	233	—	—	—
	Warrants to purchase membership interest in LLC	5.0%	—	—	153	86

Dowden Health Media, Inc.	Senior Debt		1,200	1,200	1,500	1,500

Edgell Communications, Inc. (1)	Senior Debt		353	353	520	520

Fawcette Technical	Senior Debt		18,168	18,168	14,787	14,787
Publications Holdings (1)	Warrants to purchase Common Stock	38.9%	519	64	519	519

Halcyon Business Publications, Inc.	Senior Debt		—	—	275	275

Jeffrey A. Stern (6)	Senior Debt		83	83	157	157

Media Central LLC	Senior Debt		10,000	10,000	10,000	10,000

Miles Media Group, Inc. (1)	Senior Debt		7,801	7,801	7,850	7,850
	Warrants to purchase Common Stock	12.4%	20	169	20	490

Newsletter Holdings, LLC (1)	Senior Debt		920	920	1,340	1,340

Pfingsten Publishing, LLC (1)	Senior Debt		9,800	9,800	10,250	10,250

Rising Tide Holdings LLC	Senior Debt		3,085	771	3,097	1,597
(1)(6)	Warrants to purchase membership interest in LLC	6.5%	—	—	—	—

Sabot Publishing, Inc. (1)	Senior Debt		10,067	10,067	9,800	9,800
	Warrants to purchase Common Stock	0.9%	—	22	—	—

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (8)	(unaudited)
			September 30, 2002		December 31, 2001
			Cost	Fair Value	Cost	Fair Value

Sunshine Media Delaware,	Senior Debt		12,662	12,662	13,094	13,094
LLC (1)	Class A LLC interest	12.8%	500	251	500	553
	Warrants to purchase Class B LLC interest	100.0%	—	—	—	—

THE Journal, LLC (6)	Senior Debt		3,266	1,631	3,196	2,100

UMAC, Inc. (3) (6)	Common Stock	100.0%	10,281	1,065	8,360	8,360

VS&A-PBI Holding LLC	Senior Debt		12,375	10,202	12,375	12,375
(1)	LLC Interest	0.8%	500	—	500	—

Wiesner Publishing	Senior Debt		6,000	6,000	—	—
Company, LLC (1)	Subordinated Debt		5,529	5,529	—	—
	Warrants to Purchase membership interest in LLC	15.0%	406	598	—	—

Witter Publishing	Senior Debt		2,730	2,730	2,747	2,747
Co., Inc.	Warrants to purchase Common Stock	9.5%	87	75	78	76

Working Mother Media,	Senior Debt		7,060	7,060	6,718	6,718
Inc. (2) (6)	Preferred Stock Class A	98.2%	5,497	3,878	4,499	4,499

	Preferred Stock Class B	100.0%	1	—	—	—

	Preferred Stock Class C	100.0%	1	—	—	—

	Common Stock	51.0%	1	—	1	1

Total Publishing			152,227	133,853	119,656	117,267

Broadcasting:

Amalfi Coast, L.L.C. (1)	Senior Debt		13,000	13,000	13,000	13,000

Costa De Oro Television, Inc.	Senior Debt		6,513	6,513	5,011	5,011

dick clark productions,	Subordinated Debt		15,209	15,209	—	—
inc.	Warrants to purchase Common Stock	6.2%	858	843	—	—

JMP Media, L.L.C.	Senior Debt		14,008	14,008	15,781	15,781

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (8)	(unaudited)
			September 30, 2002		December 31, 2001
			Cost	Fair Value	Cost	Fair Value

NBG Radio Network, Inc. (1)	Senior Debt		6,305	6,305	6,298	6,298
	Warrants to purchase Common Stock	25.0%	—	—	—	—

New Vision Broadcasting, LLC (1)	Senior Debt		20,000	20,000	—	—

New Northwest Broadcasters LLC (1)	Senior Debt		11,104	11,104	10,853	10,853

Total Broadcasting			86,997	86,982	50,943	50,943

Telecommunications:

AMI Telecommunications	Senior Debt		10,637	10,389	10,715	10,715
Corporation (1)	Common Stock	5.1%	200	—	200	—
	Preferred Stock	37.5%	1,100	—	—	—

Biznessonline.com, Inc. (1)	Senior Debt		14,274	14,106	13,529	13,529
	Common Stock	3.6%	18	43	18	27
	Preferred Stock	100.0%	2,864	—	2,864	100
	Warrants to purchase Common Stock	48.2%	253	466	253	253

Bridgecom Holdings, Inc. (1)	Senior Debt		21,471	21,471	17,969	17,969
	Warrants to purchase Common Stock	13.2%	—	—	—	—

I-55 Internet Services, Inc.	Senior Debt		3,257	3,257	3,623	3,623
	Warrants to purchase Common Stock	7.5%	—	—	—	—

IDS Telcom LLC	Senior Debt		18,061	18,061	17,039	17,039
	Warrants to purchase membership interest in LLC	11.0%	375	748	376	637

Joseph C. Millstone	Senior Debt		500	500	500	500

Manhattan	Senior Debt		24,605	24,605	22,975	22,975
Telecommunications Corporation (1)	Warrants to purchase Common Stock	17.5%	754	1,319	754	644

Midwest Towers Partners, LLC (1)	Senior Debt		16,788	16,788	16,307	16,307

nii communications, inc. (1)	Senior Debt		6,926	6,926	5,565	5,565
	Common Stock	3.2%	400	97	400	162
	Warrants to purchase Common Stock	35.2%	1,095	915	747	991

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (8)	(unaudited)
			September 30, 2002		December 31, 2001
			Cost	Fair Value	Cost	Fair Value

NOW Communications, Inc. (1)	Senior Debt Warrants to purchase		4,460	4,460	4,367	4,367
	Common Stock	10.0%	—	—	—	—

Powercom Corporation (1)	Senior Debt		3,410	3,410	3,917	3,917
	Warrants to purchase Class A Common Stock	9.6%	139	32	139	105

Talk America Holdings,	Senior Debt		15,000	15,000	17,500	17,500
Inc. (1)	Common Stock	1.7%	1,150	3,192	1,050	482
	Warrants to purchase Common Stock	0.7%	25	246	25	—

Telecomm South, LLC	Senior Debt		3,695	3,695	—	—
(4)(6)	LLC Interest	100.0%	10	10	—	—

Tower Resource	Senior Debt		2,642	2,642	1,573	1,573
Management, Inc.	Warrants to purchase Common Stock	8.9%	—	—	—	—

ValuePage Holdings, Inc. (1)(4)(6)	Senior Debt		—	—	13,105	8,472

WirelessLines, Inc. (1)	Senior Debt		6,150	6,150	6,150	6,150
	Warrants to purchase Common Stock	5.0%	—	—	—	—

Total Telecommunications			160,259	158,528	161,660	153,602

Information Services:

Cambridge Information Group, Inc. (1)	Senior Debt		20,002	20,002	19,334	19,334

Creatas, L.L.C. (1)	Senior Debt		12,975	12,975	13,664	13,664
	LLC Interest	20.0%	100	619	100	465

Eli Research, Inc. (1)	Senior Debt		9,905	9,905	—	—
	Warrants to purchase Common Stock	3.0%	—	—	—	—

Images.com, Inc.	Senior Debt		3,000	3,000	2,775	2,775

Information Today, Inc.	Senior Debt		9,850	9,850	7,500	7,500

R.R. Bowker LLC	Senior Debt		12,813	12,813	15,000	15,000
	Warrants to purchase membership interest in LLC	14.0%	882	990	882	882

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (8)	(unaudited)
			September 30, 2002		December 31, 2001
			Cost	Fair Value	Cost	Fair Value

Robert N. Snyder	Senior Debt		1,300	1,300	1,300	1,300

TGI Group, LLC	Senior Debt		7,343	7,343	7,920	7,920
	Warrants to purchase membership interest in LLC	5.0%	126	—	126	23

Unifocus, Inc.	Senior Debt		3,427	3,427	3,300	3,300
and Unifocus, LLC (1)	Warrants to purchase Common Stock and LLC interests	20.0%	247	378	139	369

Total Information Services			81,970	82,602	72,040	72,532

Technology:

The Adrenaline Group,	Senior Debt		—	—	750	750
Inc. (1)	Common Stock	2.7%	—	18	—	—
	Warrants to purchase Common Stock	0.0%	—	—	—	—

Dakota Imaging, Inc.	Senior Debt		6,569	6,569	—	—
	Warrants to purchase Common Stock	9.4%	188	189	—	—

FTI Technologies	Senior Debt		20,825	20,825	20,500	20,500
Holdings, Inc. (1)	Warrants to purchase Common Stock	4.2%	—	—	—	—

Netplexus Corporation	Senior Debt		1,993	974	3,500	2,500
	Preferred Stock	51.0%	766	—	766	—
	Warrants to purchase Class A Common Stock	4.8%	—	—	—	—

Total Technology			30,341	28,575	25,516	23,750

Security Alarm:

Alarm Management II LLC (1)	Senior Debt		—	—	1,800	1,800

Barcom Electronic Inc.	Senior Debt		3,792	3,792	3,911	3,911

Copperstate Technologies,	Senior Debt		1,050	1,050	—	—
Inc. (5)	Common Stock	100.0%	2,000	2,000	—	—

Intellisec Holdings, Inc. (1)(5)(7)	Debtor in Possession		987	987	—	—
	Senior Debt		11,381	7,519	14,265	14,265
	Warrants to purchase Common Stock	5.2%	—	—	—	—

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (8)	(unaudited)
			September 30, 2002		December 31, 2001
			Cost	Fair Value	Cost	Fair Value

Kings III of America, Inc., North America	Senior Debt		4,998	4,998	4,997	4,997

Total Security Alarm			24,208	20,346	24,973	24,973

Other:

BuyMedia Inc. (6)	Warrants to purchase Common Stock	1.5%	—	—	—	42

CCG Consulting, LLC	Senior Debt		1,392	1,392	1,293	1,293
	Warrants to purchase membership interest in LLC	14.1%	—	17	—	294
	Option to purchase additional LLC Interest	5.6%	—	—	—	—

The e-Media Club, LLC	LLC Interest	0.8%	90	66	90	90

Executive Enterprise Institute, LLC	LLC Interest	10.0%	301	100	301	167

New Century Companies,	Common Stock	2.8%	157	189	157	294
Inc. (6)	Preferred Stock	30.8%	—	27	—	42
	Warrants to purchase Common Stock	0.6%	—	10	—	33

Total Other			1,940	1,801	1,841	2,255

Total Investments			745,684	720,727	628,405	617,203
Unearned income			(13,469)	(13,469)	(12,134)	(12,134)

Total Investments net of unearned income			$732,215	$707,258	$616,271	$605,069

(1)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
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
(4)
In July 2002, we acquired in satisfaction of debt the assets of ValuePage Holdings, Inc. and transferred them to Telecomm South, LLC, a wholly owned subsidiary of MCG Finance I, LLC. MCG realized a $9.6 million loss on this transaction.

(5)
In August 2002, we acquired in partial satisfaction of debt the Arizona division of Intellisec Holdings, Inc. and transferred it to Copperstate Technologies, Inc., a wholly owned subsidiary of MCG Finance I, LLC. There was no gain or loss recognized on this transaction.

(6)	Non-income producing.
(7)	The Debtor In Possession portion of our Intellisec Holdings, Inc. investment is senior to the Senior Debt in bankruptcy proceedings.

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(dollars in thousands)

(8)
The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company’s most recent public filings with the SEC.

See notes to consolidated financial statements.

MCG Capital Corporation
Notes To Consolidated Financial Statements (unaudited)

(in thousands except per share data)

Note 1.    Unaudited Interim Consolidated Financial Statements Basis of Presentation

Interim consolidated financial statements of MCG Capital Corporation (“MCG” or the “Company” or “we” or “us” or “our”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC.

The accompanying financial statements reflect the consolidated accounts of MCG, including its special purpose financing subsidiaries MCG Finance I, LLC, MCG Finance II, LLC, and MCG Finance III, LLC, with all significant intercompany balances eliminated, and the related consolidated results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

    Conversion to Business Development Company

The operating results for the three and nine months ended September 30, 2002 reflect the Company’s results as a business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the three and nine months ended September 30, 2001 reflect the Company’s results prior to operating as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the consolidated financial statements for these two periods are different and, therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and accounting for income taxes—see corresponding sections in the notes to our consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

Note 2.    Description of Business

MCG is a solutions-focused financial services company that provides financing and advisory services to companies throughout the United States in the communications, information services, media and technology industry sectors. Prior to its name change effective June 14, 2001, the Company’s legal name was MCG Credit Corporation. On December 4, 2001, MCG completed an initial public offering (“IPO”) of 13,375,000 shares of common stock and a concurrent private offering of 625,000 shares of common stock. Upon completion of the offerings, the Company became a non-diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company will elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of our corporate income tax return for 2002 which election will be effective January 1, 2002. On June 17, 2002, MCG raised $54 million of gross proceeds in an additional public offering by selling 3,000,000 shares of common stock at an offering price of $18 per share.

MCG Capital Corporation
Notes To Consolidated Financial Statements (unaudited)(continued)
(in thousands except per share data)

Note 3.    Investments

As of September 30, 2002 and December 31, 2001, investments consisted of the following:

	September 30, 2002		December 31, 2001
	Cost	Value	Cost	Value

Commercial loans	$712,931	$700,933	$604,232	$596,002
Investments in equity securities	32,753	19,794	24,173	21,201
Unearned income	(13,469)	(13,469)	(12,134)	(12,134)

Total	$732,215	$707,258	$616,271	$605,069

The composition of MCG’s portfolio of publicly and non-publicly traded investments as of September 30, 2002 and December 31, 2001 at cost and fair value was as follows excluding unearned income:

	September 30, 2002		December 31, 2001

	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Senior Debt	$648,062	86.9%	$596,403	94.9%
Subordinated Debt	64,869	8.7%	7,829	1.2%
Equity	26,779	3.6%	19,962	3.2%
Warrants to Acquire Equity	5,974	0.8%	4,211	0.7%
Equity Appreciation Rights	0	0.0%	0	0.0%

Total	$745,684	100.0%	$628,405	100.0%

	September 30, 2002		December 31, 2001

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior Debt	$636,064	88.3%	$588,174	95.3%
Subordinated Debt	64,869	9.0%	7,828	1.2%
Equity	12,409	1.7%	15,460	2.5%
Warrants to Acquire Equity	7,080	1.0%	5,444	0.9%
Equity Appreciation Rights	305	0.0%	297	0.1%

Total	$720,727	100.0%	$617,203	100.0%

MCG Capital Corporation
Notes To Consolidated Financial Statements (unaudited)(continued)
(in thousands except per share data)

Set forth below are tables showing the composition of MCG’s portfolio by industry sector at cost and fair value at September 30, 2002 and December 31, 2001 excluding unearned income:

	September 30, 2002		December 31, 2001

	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Media
Newspaper	$207,742	27.9%	$171,776	27.3%
Publishing	152,227	20.4%	119,656	19.0%
Broadcasting	86,997	11.7%	50,943	8.1%
Telecommunications	160,259	21.5%	161,660	25.7%
Information Services	81,970	11.0%	72,040	11.5%
Technology	30,341	4.1%	25,516	4.1%
Security Alarm	24,208	3.2%	24,973	4.0%
Other	1,940	0.2%	1,841	0.3%

Total	$745,684	100.0%	$628,405	100.0%

	September 30, 2002		December 31, 2001

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Media
Newspaper	$208,040	28.9%	$171,881	27.8%
Publishing	133,853	18.6%	117,267	19.0%
Broadcasting	86,982	12.1%	50,943	8.3%
Telecommunications	158,528	22.0%	153,602	24.9%
Information Services	82,602	11.5%	72,532	11.8%
Technology	28,575	4.0%	23,750	3.8%
Security Alarm	20,346	2.8%	24,973	4.0%
Other	1,801	0.1%	2,255	0.4%

Total	$720,727	100.0%	$617,203	100.0%

Note 4.    Borrowings

As of September 30, 2002, MCG, through MCG Master Trust, an affiliated business trust, had $101,826 in borrowings outstanding under a Revolving Credit Facility. The maximum amount outstanding under the Revolving Credit Facility during the three and nine months ended September 30, 2002 was $102,001. The average outstanding balance during the three and nine months ended September 30, 2002 was $80,122 and $60,378, respectively. The weighted average interest rate, including unused commitment and trustee fees but excluding the amortization of deferred financing costs, for the three and nine months ended September 30, 2002 was 3.3% and 3.4%, respectively, and the interest rate at September 30, 2002 was 3.1%.

As of September 30, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25,000, as part of the $200,000 total facility limit, for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Swingline Notes bear interest based on the federal funds rate plus 1.0% and interest is payable monthly. The maximum outstandings under the Swingline Notes during the three and nine months ended September 30, 2002 was $20,000 and $22,900, respectively. The average outstanding balance during the three and nine months ended September 30, 2002 was $1,304 and $859, respectively. The weighted average interest rate for the three and nine months ended September 30, 2002 was 2.8%.

MCG Capital Corporation
Notes To Consolidated Financial Statements (unaudited)(continued)
(in thousands except per share data)

On December 27, 2001, MCG Finance III, LLC (“MCG Finance III”) sponsored the creation of MCG Commercial Loan Trust (the “Trust”), which entered into a term funding securitization agreement by issuing Series 2001—1 Notes (the “Trust Notes”). The Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001—1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. The Series 2001—1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001—1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly. The maximum outstandings under the Notes issued by the Trust during the three and nine months ended September 30, 2002 was $254,617 and $265,223, respectively. The average outstanding balance during the three and nine months ended September 30, 2002 was $248,245 and $255,489, respectively. The weighted average interest rate, excluding fee amortization, for the three and nine months ended September 30, 2002 was 2.6%, and the interest rate at September 30, 2002 was also 2.6%.

Amounts outstanding under the Revolving Credit Facility and the Trust Notes as of September 30, 2002 and December 31, 2001 by interest rate benchmark were as follows:

	September 30, 2002	December 31, 2001
90-day LIBOR	$246,360	$265,223
CP Rate	101,826	22,585

	$348,186	$287,808

Subject to certain minimum equity restrictions and other covenants, total unused available commitments from the borrowing facilities totaled $98,174 and $177,415 at September 30, 2002 and December 31, 2001, respectively.

Note 5.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2002 and 2001:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic

Net increase (decrease) in stockholders’ equity resulting from earnings/ net income (loss)	$(3,461)	$(1,074)	$9,686	$7,071

Weighted average common shares outstanding	29,932	12,672	28,041	12,672

Earnings (loss) per common share-basic	$(0.12)	$(0.08)	$0.35	$0.56
Diluted

Net increase (decrease) in stockholders’ equity resulting from earnings/ net income (loss)	$(3,461)	$(1,074)	$9,686	$7,071

Weighted average common shares outstanding	29,932	12,672	28,041	12,672

Dilutive effect of stock options and restricted stock on which forfeiture provisions have not lapsed	—	—	61	19

Weighted average common shares and common stock equivalents	29,932	12,672	28,102	12,691

Earnings (loss) per common share-diluted	$(0.12)	$(0.08)	$0.34	$0.56

MCG Capital Corporation
Notes To Consolidated Financial Statements (unaudited)(continued)
(in thousands except per share data)

Note 6.    Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2002:

(dollars in thousands, except per share data)	Nine Months Ended September 30, 2002
Per Share Data (1):
Net asset value at beginning of period	$12.46

Net operating income	1.06
Realized losses on investments	(0.31)
Increase in unrealized depreciation on investments	(0.44)

Net increase in stockholders’ equity resulting from earnings	0.31

Dividends declared	(1.34)
Effect of stock offering on distributions	0.08
Antidilutive effect of distributions recorded as compensation expense	0.07

Net decrease in stockholders’ equity resulting from distributions	(1.19)

Net increase in shareholders’ equity from restricted stock amortization	0.10
Net increase in shareholders’ equity resulting from reduction in employee loans	0.02

Issuance of shares net of dilutive effect of $3.86	0.43

Net asset value at end of period	$12.13

Per share market value at end of period	$13.18
Total return (2)	(16.18)%
Shares outstanding at end of period	31,253

Ratio/Supplemental Data:
Net assets at end of period	379,040
Ratio of operating expenses to average net assets	8.34%
Ratio of net operating income to average net assets	11.71%

(1)	Basic and diluted per share data
(2)
Total return equals the decrease of the ending market value at September 30, 2002 from the December 31, 2001 price of $17.80 per share plus dividends paid ($1.74 per share), divided by the beginning price. Total return is not annualized.

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

MCG Capital Corporation
Notes To Consolidated Financial Statements (unaudited)(continued)
(in thousands except per share data)

Note 8.    Income From Controlled Companies and Other Affiliates

Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% of the voting securities of the company. During the three and nine months ended September 30, 2002, MCG recognized $799 and $2,192, respectively, of interest and fee income from controlled companies. During the three and nine months ended September 30, 2001, MCG recognized $265 and $1,585, respectively, of interest and fee income from controlled companies. During the three and nine months ended September 30, 2002, MCG recognized $6,284 and $12,537, respectively, of net unrealized depreciation on investments in controlled companies. During the three and nine months ended September 30, 2001, MCG recognized $116 and $25 of net unrealized depreciation on investments in controlled companies. MCG held $41.1 million and $35.8 million of loans at fair value to controlled companies at September 30, 2002 and December 31, 2001, respectively. Of the controlled company loans, $14.6 million and $0 were on non-accrual status at September 30, 2002 and December 31, 2001. MCG held $7.5 million and $13.3 million of equity investments at fair value in controlled companies at September 30, 2002 and December 31, 2001, respectively.

Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns 5% to 25% of the voting securities of the company. Interest and fee income from other affiliates amounted to $943 and $2,917 for the three and nine months ended September 30, 2002, respectively. During the three and nine months ended September 30, 2001, MCG recognized $2,065 and $6,470, respectively, of interest and fee income from other affiliates. During the three and nine months ended September 30, 2002, MCG recognized $7 and ($207), respectively, of net unrealized appreciation (depreciation) on investments in other affiliates. During the three and nine months ended September 30, 2001, MCG recognized no unrealized appreciation or depreciation on investments in other affiliates. MCG held $34.4 million and $37.7 million of loans at fair value to other affiliates at September 30, 2002 and December 31, 2001, respectively. MCG held $1.2 million and $1.4 million of equity investments at fair value in other affiliates at September 30, 2002 and December 31, 2001, respectively.

Note 9.    Subsequent Events

In October 2002, MCG discontinued the operations of Upside magazine owned by UMAC, Inc., one of its portfolio companies.

In August 2002, we were awarded, through a bankruptcy proceeding, the right to acquire in satisfaction of outstanding indebtedness the Arizona and North Carolina divisions of one of our portfolio companies, Intellisec Holdings, Inc. The Arizona division sale was completed in the third quarter of 2002 and is now controlled by us and being operated as a separate portfolio company, Copperstate Technologies, Inc. In addition, in October 2002, the North Carolina division sale was completed and is now controlled by us and being operated as a separate portfolio company, Interactive Business Solutions. We do not expect to realize a material gain or loss related to these transactions. However, there can be no assurance that a gain or loss will not occur upon the ultimate disposition of these divisions or upon the disposition of the remainder of our investment in Intellisec Holdings, Inc.

In October 2002, three of our portfolio companies, Talk America Holdings, Inc., Kings III of America, Inc. and Media Central LLC paid their outstanding loan balances in full, which aggregated approximately $29,998 at September 30, 2002.

Independent Accountants’ Review Report

Board of Directors and Shareholders
MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of September 30, 2002, including the consolidated schedule of investments, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, the consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2002 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
October 29, 2002

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data, the Selected Operating Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) an economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets, (2) an economic downturn could disproportionately impact the communications, information services, media and technology industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors, (3) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (4) interest rate volatility could adversely affect our results and (5) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 2001. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

Overview

The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data and our Consolidated Financial Statements and notes thereto appearing herein.

MCG Capital Corporation is a solutions-focused financial services company providing financing and advisory services to companies throughout the United States in the communications, information services, media and technology industry sectors. On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and a concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million. Upon completion of these offerings, we became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. MCG Capital Corporation will elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2002, which election will be effective as of January 1, 2002. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. On June 17, 2002, MCG raised $54.0 million of gross proceeds in an additional public offering by selling 3,000,000 shares of common stock at an offering price of $18 per share.

The results of operations for the three and nine months ended September 30, 2002 reflect the Company’s results as a business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the three and nine months ended September 30, 2001 reflect the Company’s results prior to operating as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the consolidated financial statements for these two periods are different and, therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and accounting for income taxes—see corresponding sections in the notes to our consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

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

Portfolio Composition and Asset Quality

Our primary business is lending to and investing in businesses, primarily in the communications, information services, media, and technology industry sectors, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. The increase in investments during the first nine months of 2002 was primarily attributable to originated debt securities, including $55.5 million of subordinated debt to four companies. We intend to increase our level of subordinated debt and equity-based investments. However, we expect a substantial majority of our managed portfolio will continue to consist of investments in senior secured commercial loans. The total portfolio value of publicly traded and non-publicly traded investments was $720.7 million and $617.2 million, at September 30, 2002 and December 31, 2001, respectively (exclusive of unearned income). Total portfolio investment activity for the nine months ended September 30, 2002 and year ended December 31, 2001, was as follows (exclusive of unearned income):

	September 30,	December 31,
(dollars in millions)	2002	2001 (a)
Beginning Portfolio	$617.2	$510.9
Originations/Draws/Advances on Loans	155.5	196.2
Originations/Warrants Capitalized on Equity	8.6	19.8
Gross Payments / Reductions	(34.8)	(48.4)
Early Pay-offs/Sales of Securities	(2.4)	(33.0)
Charge-offs/Write-downs	—	(14.8	)(b)
Realized Losses on Investments	(9.6)	(1.7)
Unrealized Appreciation on Investments	4.4	2.6
Unrealized Depreciation on Investments	(18.2)	(14.4)

Ending Portfolio	$720.7	$617.2

(a)	Balances prior to our election to be regulated as a business development company primarily include amounts at cost.
(b)
Represents $14.8 million of loan charge-offs against the allowance for loan losses previously provided for prior to our election to be regulated as a business development company. We had provided for loan losses of $20.3 million from inception through November 30, 2001 including $2.0 million of allowance recorded in the asset acquisition on June 24, 1998.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2002 and December 31, 2001:

	September 30, 2002		December 31, 2001

(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior Debt	$636.0	88.3%	$588.2	95.3%
Subordinated Debt	64.9	9.0%	7.8	1.2%
Equity	12.4	1.7%	15.5	2.5%
Warrants to Acquire Equity	7.1	1.0%	5.4	0.9%
Equity Appreciation Rights	0.3	0.0%	0.3	0.1%

Total	$720.7	100.0%	$617.2	100.0%

Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our Board of Directors in good faith on a quarterly basis. As of September 30, 2002 and December 31, 2001, net unrealized depreciation on investments totaled $25.0 million and $11.2 million, respectively.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2002 and December 31, 2001:

(dollars in millions)
	September 30, 2002		December 31, 2001

Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

1	$166.7	23.1%	$135.2	21.9%
2	333.8	46.3%	275.1	44.5%
3	152.4	21.2%	158.6	25.7%
4	53.8	7.5%	46.7	7.6%
5	14.0	1.9%	1.6	0.3%

	$720.7	100.0%	$617.2	100.0%

We manage loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. At September 30, 2002, of the investments with a 5 rating, $13.0 million are loans, of which $12.0 million are on non-accrual. Of the investments with a 4 rating, $49.3 million are loans, of which $8.8 million are on non-accrual.

Set forth below is a table showing the composition of MCG’s portfolio by industry sector at fair value at September 30, 2002, and December 31, 2001:

	September 30, 2002		December 31, 2001

(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Media
Newspaper	$208.0	28.9%	$171.9	27.8%
Publishing	133.9	18.6%	117.3	19.0%
Broadcasting	87.0	12.1%	50.9	8.3%
Telecommunications	158.5	22.0%	153.6	24.9%
Information Services	82.6	11.5%	72.5	11.8%
Technology	28.6	4.0%	23.7	3.8%
Security Alarm	20.3	2.8%	25.0	4.0%
Other	1.8	0.1%	2.3	0.4%

Total	$720.7	100.0%	$617.2	100.0%

Set forth below is a table showing MCG’s originations by industry for the nine months ended September 30, 2002 and the year ended December 31, 2001:

	Nine Months Ended September 30, 2002		Year Ended December 31, 2001

(dollars in millions)	Amount	Percentage of Total	Amount	Percentage of Total

Media
Newspaper	$ 40.8	30.7%	$ 39.3	26.6%
Publishing	27.3	20.5%	27.3	18.5%
Broadcasting	35.0	26.3%	21.2	14.3%
Telecommunications	8.1	6.1%	20.2	13.7%
Information Services	12.3	9.2%	32.7	22.2%
Technology	6.5	4.9%	0.0	0.0%
Security Alarm	3.0	2.3%	7.0	4.7%

Total	$133.0	100.0%	$147.7	100.0%

We monitor individual customer’s financial trends in order to assess the appropriate course of action with respect to each customer and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual investment on a quarterly and, in some cases, a monthly or more frequent basis. Because we are a provider of long-term privately negotiated investment capital to high-growth companies and we actively manage our investments through tightly structured contracts, we do not believe that contract exceptions such as breaches of contractual covenants or late delivery of financial statements are necessarily an indication of deterioration in the credit quality or the need to pursue remedies or an active workout of a portfolio investment.

At September 30, 2002, there were $16.2 million of loans, or approximately 2.2% of the investment portfolio greater than 60 days past due. At September 30, 2002, non-accrual loans ($20.8 million) and loans greater than 60 days past due not on non-accrual status ($6.1 million) totaled $26.9 million or 3.7% of the investment portfolio. The non-accrual and past due loans primarily represented borrowers in the publishing, security alarm and paging businesses. Portions of the trade publishing industry which are dependent on financial, technology or telecommunications advertising continue to experience an economic downturn and the paging industry is negatively impacted by alternative technology. At December 31, 2001, there were $8.6 million of loans greater than 60 days past due representing 1.4% of the investment portfolio, of which $0.2 million were on non-accrual status. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and stop recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

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

During 2001, we foreclosed upon two of our portfolio companies, which had an aggregate fair value of $12.0 million as of September 30, 2002 and $19.6 million as of December 31, 2001. Of the $14.8 million of charge-offs during 2001, $4.5 million related to these foreclosures. There were no foreclosures during the nine months ended September 30, 2002. However in July 2002, we acquired in satisfaction of debt the assets of one of our portfolio companies, ValuePage Holdings Inc. The assets are held and operated through Telecomm South, LLC, a separate portfolio company controlled by MCG. This investment had a fair value of $3.7 million at September 30, 2002. In August 2002, we acquired in satisfaction of debt the Arizona division of Intellisec Holdings, Inc. and transferred it to Copperstate Technologies, Inc., a wholly owned subsidiary of MCG Finance I, LLC. This investment had a fair value of $3.1 million at September 30, 2002.

Prior to our conversion to a business development company, we provided an allowance for loan losses estimated to be sufficient to absorb probable future losses, net of recoveries. From inception through November 30, 2001, we had provided $20.3 million of allowance for loan losses, including $2.0 million of allowance recorded in the asset acquisition and had charged-off $14.8 million.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2002 and 2001

The following table shows our consolidated results of operations for the three and nine months ended September 30, 2002 and 2001. The three and nine months ended September 30, 2002 reflect our financial results as a business development company (BDC) whereas the three and nine months ended September 30, 2001 reflect our financial results prior to operating as a BDC. Different accounting principles are used in the preparation of our financial statements as a BDC under the Investment Company Act of 1940 and, as a result, our financial results as a BDC are not directly comparable to prior periods. The items in the table below were not affected by the change in accounting principles resulting from our conversion to a BDC. See Note 1 to Consolidated Financial Statements under the heading Conversion to Business Development Company.

(dollars in thousands)	Post-IPO as a Business Development Company Three Months Ended Sept. 30, 2002	Pre-IPO prior to becoming a Business Development Company Three Months Ended Sept. 30, 2001	Post-IPO as a Business Development Company Nine Months Ended Sept. 30, 2002	Pre-IPO prior to becoming a Business Development Company Nine Months Ended Sept. 30, 2001

Operating income
Interest and fees on commercial loans	$19,396	$17,588	$53,240	$52,652
Advisory fees and other income	742	1,137	3,385	1,674

Total operating income	20,138	18,725	56,625	54,326
Operating expenses
Interest expense	2,841	6,469	8,181	20,991
Employee compensation:
Salaries and benefits	1,958	2,550	5,821	7,156
Long-term incentive compensation	1,816	—	5,073	—

Total employee compensation	3,774	2,550	10,894	7,156
General and administrative expense	1,870	1,527	4,492	3,855

Total operating expenses	8,485	10,546	23,567	32,002

Net operating income (a)	11,653	8,179	33,058	22,324
Long-term incentive compensation (b)	1,816	—	5,073	—

Distributable net operating income (c)	$13,469	$8,179	$38,131	$22,324

(a) Represents net operating income before provision for loan losses for periods ending prior to December 1, 2001

(b) Includes expenses related to termination of the stock option plan and issuance of related restricted stock awards at the time of the IPO.

(c) Distributable net operating income is presented for the three and nine months ended Sept. 30, 2001 to facilitate the understanding of the amount of net earnings we may have potentially distributed if we had operated as a business development company and regulated investment company (without the effect of de-leveraging prior to December 1, 2001) for that period. The amounts of the distributable net operating income identified in this table are not intended to represent amounts we will distribute in future periods. Distributable net operating income may not be comparable to similarly titled measures reported by other companies. Distributable net operating income does not represent net increase (decrease) in stockholders’ equity resulting from earnings or cash generated from operating activities in accordance with GAAP and should not be considered an alternative to such items as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For additional information on distributions, see the section entitled “Financial Condition, Liquidity and Capital Resources—Dividends.”

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

The change in operating income from the three and nine months ended Sept. 30, 2002 compared to the same periods in 2001 is attributable to the following items:

	Periods Ended Sept. 30, 2002 vs. Sept. 30, 2001

(dollars in millions)	Three Months Ended	Nine Months Ended

Change due to:
Asset growth (a)	$3.2	$8.5
Change in LIBOR (a)	(2.6)	(11.1)
Change in spread (a)	1.1	2.3
Increase in fee income	0.1	0.9
Advisory and other income	(0.4)	1.7

Total change in operating income	$1.4	$2.3

(a) The change in interest income due to change in LIBOR, change in spread and loan growth has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating income for the three months ended September 30, 2002 increased $1.4 million, or 7.5%, to $20.1 million from $18.7 million for the three months ended September 30, 2001. The benefit of an increase in loan volume and interest spread was partially offset by a decline in LIBOR rates from the third quarter of 2001 to the same period in 2002. Loan interest rose $1.7 million from the third quarter of 2001 to the third quarter of 2002. Average three month LIBOR decreased 168 basis points over these periods from 3.49% to 1.81%, decreasing income by $2.6 million. Average commercial loans increased 21% for the third quarter of 2002 when compared to the third quarter of 2001, contributing a $3.2 million increase in income. The majority of the loans are priced as a variable spread to LIBOR and this coupon spread increased by 74 basis points resulting in a $1.1 million addition to income. Loan fees increased $0.1 million primarily from origination fees. Due to a large advisory fee earned during the third quarter of 2001, advisory and other income declined $0.4 million for the three months ended September 30, 2002. Advisory fees are recognized as earned, which is generally when the investment transaction closes or the services are completed.

Total operating income for the nine months ended September 30, 2002 increased $2.3 million, or 4.2%, to $56.6 million from $54.3 million for the nine months ended September 30, 2001. Loan interest declined $0.3 million from the first nine months of 2001 compared to the first nine months of 2002. Average three month LIBOR decreased 248 basis points over these periods from 4.36% to 1.88%, decreasing income by $11.1 million. Average commercial loans increased 19% for the first nine months of 2002 when compared to the first nine months of 2001, contributing an $8.5 million increase in income. The coupon spread increased 59 basis points in the first nine months of 2002, resulting in a $2.3 million increase in income. The loan growth, increase in weighted average spreads and rise in advisory and other income more than offset the affects of the decreases in LIBOR rates from the first nine months of 2001 to the same period in 2002. Loan fees increased $0.9 million primarily from origination fees. Due to a number of projects completed during the first nine months of 2002 for new and existing customers, advisory and other income experienced growth of $1.7 million compared to the first nine months of 2001.

Operating Expenses

Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

The change in operating expense from the three and nine months ended September 30, 2002 compared to the same periods in 2001 is attributable to the following items:

	Periods Ended Sept. 30, 2002 vs. Sept. 30, 2001

(dollars in millions)	Three Months Ended	Nine Months Ended

Change due to:
Decrease in borrowings (a)	$(1.2)	$(3.6)
Change in LIBOR (a)	(1.6)	(6.7)
Change in spread (a)	(0.8)	(2.5)
Salaries and benefits	(0.6)	(1.3)
Long-term incentive compensation	1.8	5.1
General and administrative expense	0.3	0.6

Total change in operating expense	$(2.1)	$(8.4)

(a) The change in interest expense due to decrease in borrowings, change in LIBOR, and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating expenses for the three months ended September 30, 2002 decreased $2.1 million, or 19.5%, to $8.5 million from $10.5 million for the three months ended September 30, 2001. The decrease was primarily due to a decline in interest expense as average borrowings and rates both declined. Average three month LIBOR decreased 168 basis points over these periods from 3.49% to 1.81% which caused interest expense to decline by $1.6 million. Average borrowings decreased 23%, decreasing interest expense by $1.2 million. On December 27, 2001, we issued investment grade asset backed bonds with a blended coupon spread of 75 basis points over LIBOR and, along with a portion of the IPO proceeds, replaced a debt facility priced at LIBOR plus 175 basis points. The decrease in spreads decreased interest expense by $0.8 million. Salaries and benefits declined $0.6 million. Partially offsetting the decline in interest expense and salaries and benefits was an increase of $1.8 million in long-term incentive compensation in 2002 from $0 in 2001. The increase in long-term incentive compensation is related to the amortization of restricted stock awards and the treatment of dividends on certain shares of common stock securing employee loans as compensation. General and administrative expenses rose $0.3 million for the period.

Total operating expenses for the nine months ended September 30, 2002 decreased $8.4 million, or 26.4%, to $23.6 million from $32.0 million for the nine months ended September 30, 2001. The decrease was primarily due to a decline in interest expense as average borrowings and rates both declined. Average three month LIBOR decreased 248 basis points over these periods from 4.36% to 1.88% which caused interest expense to decline by $6.7 million. Average borrowings decreased 22%, decreasing interest expense by $3.6 million. The decrease in spreads decreased interest expense by $2.5 million. Salaries and benefits declined $1.3 million. Partially offsetting the decline in interest expense and salaries and benefits was a $5.1 million increase in long-term incentive compensation in 2002 from $0 in 2001. General and administrative expenses rose $0.6 million for the period.

Net operating income before provision for loan losses for the quarter ended September 30, 2002 totaled $11.7 million compared with $8.2 million for the quarter ended September 30, 2001. MCG experienced a $3.5 million net loss for the quarter ended September 30, 2002 compared with a $1.1 million net loss for the quarter ended September 30, 2001.

Net operating income before provision for loan losses for the nine months ended September 30, 2002 totaled $33.1 million compared with $22.3 million for the nine months ended September 30, 2001. Net income totaled $9.7 million for the nine months ended September 30, 2002 and $7.1 million for the nine months ended September 30, 2001.

Reconciliation of Net Operating Income to Net (Decrease) Increase in Stockholders’ Equity from Earnings (Loss)

Provision for Loan Losses

Because we are a business development company and our investments are carried at fair value, we no longer provide a provision for loan losses. The provision for loan losses for the three and nine months ended September 30, 2001 totaled $7.5 million and $10.2 million, respectively.

Realized Gains (Losses) on Investments and Net Unrealized Appreciation (Depreciation) on Investments

Realized losses for the three and nine months ended September 30, 2002 totaled $9.6 million related to the acquisition in satisfaction of outstanding indebtedness of the assets of one of our portfolio companies, ValuePage Holdings Inc. Realized losses for the three and nine months ended September 30, 2001 totaled $0.2 million and $1.7 million, respectively, and represented impairment write-offs on equity investments. Net unrealized depreciation on investments for the three and nine months ended September 30, 2002 of $5.5 million and $13.8 million, respectively, reflects the change in fair value primarily for assets in the telecommunications, security alarm and publishing sectors. The net unrealized depreciation on investments of $5.5 million for the three months ended September 30, 2002 consisted of $1.6 million of gross appreciation and $7.1 million of gross depreciation. The appreciation was spread among several of our investments. The unrealized depreciation was primarily related to a decrease of $3.5 million in the value of one of our publishing investments, UMAC Inc. (which is controlled by MCG) and approximately $0.8 million of adjustments to our loans on non-accrual primarily attributable to Intellisec Holdings, Inc.

The net unrealized depreciation on investments of $13.8 million for the nine months ended September 30, 2002 consisted of $4.4 million of gross appreciation and $18.2 million of gross depreciation. The appreciation occurred primarily in two of our telecommunications investments. Talk America Holdings, Inc., a publicly traded company, appreciated $2.9 million and Manhattan Telecommunications Corporation appreciated $0.7 million. The unrealized depreciation was primarily related to a decrease of $9.2 million in the value of one of our publishing investments, UMAC Inc., and approximately $5.2 million of adjustments to loans on non-accrual.

Prior to conversion to a business development company, only certain investments were carried at fair value. Net unrealized depreciation for the three and nine months ended September 30, 2001 was $2.3 million and $1.6 million, respectively, and was related to the decrease in the fair value of certain warrants accounted for in accordance with SFAS No. 133 and 138.

The following table summarizes our gains and losses on investments for the three and nine months ended September 30, 2002 and 2001:
MCG Capital Corporation

Summary of Gains and Losses on Investments

(dollars in thousands)

Portfolio Company	Sector	Three Months Ended Sept. 30, 2002	Three Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2001

Realized losses
ValuePage Holdings, Inc.	Telecommunications	$(9,617)	$—	$(9,617)	$—

MacDonald Communications Corporation	Publishing		—		(1,000)
Other			(165)		(715)

		$(9,617)	$(165)	$(9,617)	$(1,715)

Unrealized appreciation on investments
Talk America Holdings, Inc.	Telecommunications	$—		$2,856
R.R. Bowker LLC	Information Services	421		108
Creatas, L.L.C.	Information Services	374		154
Biznessonline.com, Inc.	Telecommunications	343		—
Manhattan Telecommunications Corporation	Telecommunications	—		675
IDS Telcom LLC	Telecommunications		69	110	437
Other		489	212	460	540

		$1,627	$281	$4,363	$977
Unrealized depreciation on investments
UMAC, Inc.	Publishing	$3,526		$9,216
Intellisec Holdings, Inc.	Security Alarm	458		3,862
ValuePage Holdings, Inc.	Telecommunications	3,035		4,984
VS&A-PBI Holding LLC	Publishing	2,173		2,173
Talk America Holdings, Inc.	Telecommunications	2,762		—
Working Mother Media, Inc.	Publishing	1,273		1,622
AMI Telecommunications Corporation	Telecommunications	1,348		1,348
Rising Tide Holdings LLC	Publishing	245		814
Corporate Legal Times L.L.C.	Publishing	480		745
THE Journal, LLC	Publishing	137		539
FTI Technologies Holdings, Inc.	Technology	—	$2,029	—	$2,029
Manhattan Telecommunications Corporation	Telecommunications	345	202	—	465
Other		959	324	2,432	104

		16,741	2,555	27,735	2,598
Reversal of unrealized depreciation*
ValuePage Holdings, Inc.	Telecommunications	9,617		9,617

Total unrealized depreciation		7,124	2,555	18,118	2,598

Net change in unrealized depreciation on investments		$(5,497)	$(2,274)	$(13,755)	$(1,621)

*  When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

Income Taxes

Through December 31, 2001 we were taxed under Subchapter C of the Internal Revenue Code. We will elect to be a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election will be effective as of January 1, 2002, and will not be subject to taxation of income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements. Our effective tax rate for the three and nine months ended September 30, 2001 was 40.2% and 40.1%, respectively. The effective rate includes both federal and state income tax components.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2002 and December 31, 2001, we had $22.3 million and $48.1 million, respectively, in cash and cash equivalents. We invest cash on hand in interest bearing deposit accounts with daily sweep features. On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and a concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million (net proceeds totaling $216.9 million). On June 17, 2002, we raised an additional $54.0 million in gross proceeds (net proceeds of approximately $50.3 million) as the result of an additional public stock offering. The decrease in cash from December 31, 2001 to September 30, 2002 is due to portfolio growth. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements and operations.

Liquidity and Capital Resources

We expect our cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. We generally fund new originations using cash on hand, advances under our credit facilities and equity financings.

As of September 30, 2002, we had unused commitments to extend credit to our customers of $20.6 million, which are not reflected on the balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants, total unused available commitments from our commercial paper facility totaled $98.2 million.

The following table shows our contractual obligations as of September 30, 2002:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Borrowings (b)	$348.2	$101.8	$ —	$—	$246.4
Future minimum rental obligations	13.8	1.1	2.5	2.6	7.6

Total contractual obligations	$362.0	$102.9	$2.5	$2.6	$254.0

(a)  This excludes the unused commitments to extend credit to our customers of $20.6 million as discussed above.

(b)  Borrowings are listed based on the contractual maturity of the facility. However, actual payments on borrowings could be earlier since they are based primarily on when we receive payments from our customers on the commercial loans collateralizing the borrowings.

As of December 31, 2001, we had unused commitments to extend credit to our customers of $29.4 million, which are not reflected on the balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants, total unused available commitments from our commercial paper facility totaled $177.4 million. See “Borrowings” section below for discussion of our borrowing facilities.

The following table shows our contractual obligations as of December 31, 2001:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Borrowings (b)	$287.8	$—	$22.6	$—	$265.2
Future minimum rental obligations	1.5	0.8	0.5	0.2	—

Total contractual obligations	$289.3	$0.8	$23.1	$0.2	$265.2

(a)  This excludes the unused commitments to extend credit to our customers of $29.4 million as discussed above.

(b)  Borrowings are listed based on the contractual maturity of the facility. However, actual payments on borrowings could be earlier since they are based primarily on when we receive payments from our customers on the commercial loans collateralizing the borrowings.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio, we anticipate needing to raise additional capital from various sources, including the public equity market and the securitization or other debt-related markets.

Borrowings

On December 27, 2001, we established the MCG Commercial Loan Trust 2001—1 (the “Trust”), which issued two classes of Series 2001—1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets, totaling $328.7 million as of September 30, 2002 and $349.5 million as of December 31, 2001. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes.

The Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the “Series 2001—1 Class A Asset Backed Bonds” and “Series 2001—1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of September 30, 2002, $246.4 million of the Series 2001—1 Notes were outstanding and $265.2 million were outstanding as of December 31, 2001. The Series 2001—1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001—1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

As of June 1, 2000, we established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200.0 million of Series 2000—1 Class A Notes (the “Series 2000—1 Notes” or “Series 2000—1 Class A Asset Backed Securities”). As of September 30, 2002, $101.8 million of the Series 2000—1 Notes were outstanding with one investor and as of December 31, 2001 $22.6 million were outstanding with one investor. As of September 30, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25.0 million as part of the $200.0 million total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000—1 Notes. The Revolving Credit Facility is secured by $197.2 million of commercial loans as of September 30, 2002 and $71.7 million of commercial loans as of December 31, 2001. We are subject to certain limitations on the amount of Series 2000—1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $30.0 million (subject to increase upon the occurrence of an event of default) prior to July 8, 2002 and $75.0 million as of July 8, 2002 and thereafter. The Series 2000—1 Notes bear interest based on a commercial paper rate plus 1.0% and interest is payable monthly. This facility is scheduled to terminate on May 31, 2003.

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

At September 30, 2002, we had aggregate outstanding borrowings of $348.2 million and $287.8 million at December 31, 2001. The following table shows the facility amounts and outstanding borrowings from third-party lenders at September 30, 2002:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate (a)
Series 2001-1 Class A Asset Backed Bonds	$211.0	$211.0	2.46%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	3.61
Series 2000-1 Class A Asset Backed Securities	200.0	101.8	2.82

Total borrowings	$446.4	$348.2	2.68%

(a)	Excludes the cost of commitment fees and other facility fees.

At December 31, 2001, we had aggregate outstanding borrowings of $287.8 million. The following table shows the facility amounts and outstanding borrowings from third-party lenders at December 31, 2001:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate (a)
Series 2001-1 Class A Asset Backed Bonds	$229.8	$229.8	2.50%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	3.65
Series 2000-1 Class A Asset Backed Securities	200.0	22.6	3.06

Total borrowings	$465.2	$287.8	2.69%

(a)	Excludes the cost of commitment fees and other facility fees.

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

The following table summarizes our dividends declared to date:

Declared	Date of Record	Payable	Amount

September 30, 2002	October 16, 2002	October 30, 2002	$0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

The aggregate dividend of $0.86 per share in December 2001 consisted of a dividend of $0.25 per share for the fourth quarter of 2001 and an additional dividend of $0.61 per share representing the distribution of substantially all of our earnings and profits since inception through December 31, 2001, including the period after we elected to be a business development company through the effective date of our election to be a regulated investment company for tax purposes. The aggregate dividend of $0.46 in September 2002 consisted of a dividend of $0.43 per share for the third quarter of 2002 and an additional dividend of $0.03 per share which is expected to be the remaining distribution of our earnings and profits since inception through December 31, 2001. The aggregate dividend declared in December 2001 along with the $0.03 dividend declared in September, 2002 were required for us to qualify as a regulated investment company.

Related Party Transactions

Prior to election to be regulated as a Business Development Company, we terminated our stock option plan and adopted a restricted stock program under which we issued 1,539,851 shares of restricted common stock to employees and directors. The total number of shares issued for the termination of the option plan was based upon the Black-Scholes option-pricing model and assumptions and approved by our Board of Directors. See Notes to Consolidated Financial Statements.

Immediately prior to the initial public offering, we issued 68,930 shares of common stock for the termination of all warrants held by Wachovia Corporation related to the management buyout in 1998 without regard to exercise price. At that time, Wachovia Corporation was also a shareholder. The total number of shares issued for the termination of the warrants was based on the Black-Scholes option-pricing model and assumptions negotiated with Wachovia Corporation and approved by our Board of Directors. In addition, we have a $200 million variable series securitization facility and a $265.2 million term funding securitization agreement that were arranged by Wachovia Securities, an affiliate of Wachovia Corporation. Interest paid to an affiliate of Wachovia Corporation holding the Series 2000-1 Notes under the variable series securitization facility totaled $0.6 million and $1.6 million for the three and nine months ended September 30, 2002 and $4.9 million for the year ended December 31, 2001.

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

Heller Financial, Inc. provided our primary lending facility prior to December 28, 2001. At that time, Heller was a shareholder. Interest paid to Heller Financial, Inc., as agent, totaled $20.2 million for the year ended December 31, 2001. The Heller lending facility was paid off on December 28, 2001.

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

In accordance with GAAP, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. However, in certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, in certain cases the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $22.4 million or 3.1% of our portfolio of investments as of September 30, 2002 and $14.2 million or 2.3% of our portfolio of investments as of December 31, 2001.

PIK related activity for the nine months ended September 30, 2002 follows:

(in millions)
PIK loan balance December 31, 2001	$14.2
PIK interest earned during the period	11.3
Change in interest receivable on PIK loans	(0.1)
Principal payments of cash on PIK loans	(3.0)

PIK loan balance September 30, 2002	$22.4

Additional principal collections during the nine months ending September 30, 2002 from customers with PIK related loans up to the amount of such PIK loan balance	$3.1

As of September 30, 2002, 86.3% of the $22.4 million of PIK loans outstanding have an investment rating of 3 or better and as of December 31, 2001, 98.8% of the $14.2 million of PIK loans outstanding had an investment rating of 3 or better. The increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

Loan origination fees paid up front are deferred and amortized as adjustments to the related loan’s yield over the contractual life. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our Board of Directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $13.5 million and $12.1 million of unearned fees as of September 30, 2002 and December 31, 2001, respectively. We recognized $4.4 million of these fees in income during the first nine months of 2002 and $4.7 million of these fees in income during 2001.

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

Substantially all of our assets consist of securities carried at fair value as determined by our Board of Directors. Determination of fair value involves subjective judgments and the resultant values may not represent amounts at which investments could be bought or sold if we were forced to immediately liquidate some or all of these investments and the differences could be material.

Securitization Transactions

Periodically, the Company transfers pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans assumed by third parties equaling $526.0 million at September 30, 2002 and $421.1 million at December 31, 2001. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on the operations or financial position of the Company. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Recent Developments

In October 2002, MCG discontinued the operations of Upside magazine owned by UMAC, Inc., one of its portfolio companies.

In August 2002, we were awarded, through a bankruptcy proceeding, the right to acquire in satisfaction of outstanding indebtedness the Arizona and North Carolina divisions of one of our portfolio companies, Intellisec Holdings, Inc. The Arizona division sale was completed in the third quarter of 2002 and is now controlled by us and being operated as a separate portfolio company, Copperstate Technologies, Inc. In addition, in October 2002, the North Carolina division sale was completed and is now controlled by us and being operated as a separate portfolio company, Interactive Business Solutions. We do not expect to realize a material gain or loss related to these transactions. However, there can be no assurance that a gain or loss will not occur upon the ultimate disposition of these divisions or upon the disposition of the remainder of our investment in Intellisec Holdings, Inc.

In October 2002, three of our portfolio companies, Talk America Holdings, Inc., Kings III of America, Inc. and Media Central LLC paid their outstanding loan balances in full, which aggregated approximately $30.0 million at September 30, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Over 88% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR.

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

	September 30, 2002		December 31, 2001

(dollars in millions)	Commercial Loans	Borrowings	Commercial Loans	Borrowings

Prime Rate	$28.7	$—	$31.1	$—
30-Day LIBOR	43.7	—	19.2	—
60-Day LIBOR	—	—	2.3	—
90-Day LIBOR	571.3	246.4	539.6	265.2
Commercial Paper Rate	—	101.8	—	22.6
Fed Funds Rate	—	—	—	—
Fixed Rate	57.2	—	3.8	—

	$700.9	$348.2	$596.0	$287.8

Based on our September 30, 2002 balance sheet, for every 100 basis point increase in interest rates, our annual interest income would increase by $5.4 million and our annual interest expense would increase by $3.5 million resulting in an increase in annual net income of $1.9 million, assuming no changes in our investments or borrowing structure. For every 100 basis point decrease in interest rates, our annual interest income would decrease by $5.2 million and our annual interest expense would decrease by $3.5 million, resulting in a decrease in annual net income of $1.7 million, assuming no changes in our investment and borrowing structure.

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

Item 4.    Controls and Procedures

(a)
Within the 90 days prior to the date of this report, MCG carried out an evaluation, under the supervision and with the participation of MCG’s management, including MCG’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of MCG’s disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer have concluded that MCG’s current disclosure controls and procedures are effective in timely alerting them of material information relating to MCG that is required to be disclosed in MCG’s SEC filings.

(b)
There have not been any significant changes in the internal controls of MCG or other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2.    Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2002, MCG issued a total of 13,891 shares of common stock under its dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering proceeds for the shares of common stock sold under the dividend reinvestment plan was approximately $0.2 million.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

On November 1, 2002, Bryan J. Mitchell, the Chief Executive Officer of the Company, informed the Company’s Board of Directors that he had misrepresented his educational credentials. After an investigation by the Company’s Audit Committee, the Board of Directors voted to accept Mr. Mitchell’s resignation as Chairman of the Board; retain Mr. Mitchell as Chief Executive Officer; and amend Mr. Mitchell’s employment agreement.

Pursuant to Mr. Mitchell’s amended employment agreement, Mr. Mitchell, among other things, is (i) ineligible for any bonus in 2002; (ii) required to repay his 2001 bonus, net of taxes; and (iii) required to use dividends on his 363,693 shares of restricted stock, net of taxes, to repay his existing indebtedness to the Company.

Wallace B. Millner, chair of the Audit Committee, was elected by the Board as the Company’s non-executive Chairman.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.2	Amended and Restated Bylaws.

10.50	Deed of Lease by and between Twin Towers II Associates Limited Partnership, and landlord, and MCG Capital Corporation, as tenant, dated as of September 24, 2002.

10.51	Amended and Restated Employment Agreement between MCG Capital Corporation and Bryan J. Mitchell dated November 3, 2002

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

99.2	Certification of President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

99.3	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

(b) Form 8-K - On August 6, 2002, the registrant filed a Form 8-K disclosing that its Chairman and CEO, Bryan J. Mitchell, certified certain of the Company’s Exchange Act Filings to the Securities and Exchange Commission (SEC).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.

MCG CAPITAL CORPORATION

By: /s/ BRYAN J. MITCHELL
Bryan J. Mitchell
Chief Executive Officer

By: /s/ STEVEN F. TUNNEY
Steven F. Tunney
President and Chief Operating Officer

By: /s/ JANET C. PERLOWSKI
Janet C. Perlowski
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Bryan J. Mitchell, Chief Executive Officer of MCG Capital Corporation, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MCG Capital Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002

/s/ Bryan J. Mitchell
Bryan J. Mitchell
Chief Executive Officer

CERTIFICATION OF PRESIDENT AND CHIEF OPERATING OFFICER

I, Steven F. Tunney, President and Chief Operating Officer of MCG Capital Corporation, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MCG Capital Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002

/s/ Steven F. Tunney
Steven F. Tunney
President and Chief Operating Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Janet C. Perlowski, Chief Financial Officer of MCG Capital Corporation, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MCG Capital Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002

/s/ Janet C. Perlowski
Janet C. Perlowski
Chief Financial Officer