Form 10-K
period 2002-12-31
MCG CAPITAL CORP
filed 2003-03-06
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 0-33377

MCG CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1889518
(State of Incorporation)	(I.R.S. Employer Identification Number)
1100 Wilson Boulevard Suite 3000 Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 703-247-7500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, par value

$0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2)    Yes ☒    No  ☐.

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 28, 2002 was approximately $319,013,969 based on the closing price on the Nasdaq National Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 31,259,462 shares of the Registrant’s common stock outstanding as of March 4, 2003.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

MCG CAPITAL CORPORATION

2002 FORM 10-K ANNUAL REPORT

PART I

In this Annual Report, the “Company”, “MCG”, “we”, “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

Item 1.    Business

GENERAL

We are a solutions-focused financial services company providing financing and advisory services to small and medium-sized companies throughout the United States in the communications, information services, media and technology industry sectors. Since 1990, we and our predecessor have originated an aggregate of over $2 billion in investments in over 200 transactions, primarily in the form of senior secured commercial loans and, to a small extent, in the form of subordinated debt and equity-based investments. Though we intend to increase our level of subordinated debt and equity-based investments, a substantial majority of our portfolio will continue to consist of investments in senior secured commercial loans.

Our investment objective is to achieve current income and capital gains. To meet this objective, we employ an “expert-activist” investment philosophy to identify attractive investment opportunities and develop strong customer relationships. As an expert, we are highly knowledgeable about our target markets and customers. As an activist, we work with our customers’ management teams and owners to create and execute effective capital deployment strategies. In addition, we use a “flexible funding” approach that permits adjustments to transaction terms, including pricing terms, to accommodate the shifting corporate development needs of our customers. The ongoing consulting services we also offer support our customers’ growth and risk management strategies.

We have built our portfolio through disciplined underwriting and investment approval processes and focused portfolio management. We typically lend to and invest in companies with $10 million to $150 million in annual revenues that operate in our target industry sectors. As of December 31, 2002, our geographically diverse customer base consisted of 79 companies with headquarters in 28 states and Washington, D.C. In many cases, we have completed several transactions with a single customer. In 2002, 6 of our 16 originations involved existing customers. Through December 31, 2002, approximately 43% of the companies that have been our customers for one year or more had completed two or more transactions with us and approximately 26% had completed three or more transactions with us.

Our investment decisions are based on extensive analysis of potential customers’ business operations and asset valuations supported by an in-depth understanding of the quality of their recurring revenues and cash flow, variability of costs and the inherent value of their proprietary intangible assets and intellectual property. We have developed specialized risk management metrics, pricing tools, due diligence methodologies and data management processes that are designed to help us maximize our return on investment.

As of December 31, 2002, we had outstanding commercial loans of $668.8 million, an increase of $72.8 million or 12.2% from $596.0 million at December 31, 2001 and equity investments of $20.1 million at December 31, 2002 compared to $21.2 million at December 31, 2001, a decrease of $1.1 million or 5.3%. We acquire our equity investments primarily in connection with our loans, through a direct purchase or through foreclosure on a borrower’s assets or equity. For the year ended December 31, 2002, we originated approximately $146.5 million of loans, a decrease of $1.2 million or 0.8% from $147.7 million for the year ended December 31, 2001.

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

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 or the “1940 Act”. As a business development company, we are required to meet regulatory tests, the most significant of which relate to our investments and borrowings. A business development company is required to invest at least 70% of its total assets in private or thinly traded public U.S.-based companies. A business development company also must meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. See “Regulation as a Business Development Company”. In addition, MCG Capital Corporation will elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election will be effective as of January 1, 2002. See “Certain U.S. Federal Income Tax Considerations”.

MCG Capital was organized as a Delaware corporation on March 18, 1998. In addition, on March 18, 1998, we changed our name from MCG, Inc. to MCG Credit Corporation and on June 14, 2001, we changed our name from MCG Credit Corporation to MCG Capital Corporation. Our executive offices are located at 1100 Wilson Boulevard, Suite 3000, Arlington, Virginia 22209 and our telephone number is (703) 247-7500. In addition, we have offices in Richmond, Virginia and Boston, Massachusetts. Our Internet site address is www.mcgcapital.com. Information contained on our web site is not incorporated by reference into this Annual Report and you should not consider information contained on our web site to be part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as any amendments to those reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

MARKET OPPORTUNITY

Small- and medium-sized businesses are becoming more significant to the U.S. economy. At the same time, we believe that many such businesses, including our target customers, have less access to high-quality corporate financial services than in the past. We also believe this trend is likely to continue given the broad-based consolidation in the financial services industry. Our focus on selected markets with strong growth prospects, combined with our customers’ growing demand for capital and the corporate finance and consulting services we offer enhance our market opportunity.

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

We currently focus on the communications, information services, media, and technology-enabled transactions processing industry sectors. We believe that traditional financial services providers typically lack infrastructure and dedicated expertise to focus on small- and medium-sized companies within these industries. We believe that each of these sectors has distinct characteristics in terms of risk, capital requirements, industry and general economic cycles, stage of development and rates of return. Many of our sectors are characterized by ongoing consolidation and convergence and by new business formation. We also believe that these sectors have a number of common features, including favorable regulatory environments, rising projected revenue growth rates, recurring revenue characteristics and enterprise values that depend significantly on intangible assets and intellectual property. As a result, we believe we have a large market opportunity in our target industry sectors. In a typical year, we estimate that we consider capital transactions with approximately 650 small- and medium-sized companies in our target industry sectors, which we believe represents approximately 10% of the companies in our target industry sectors that we monitor from time to time. We believe that there are more small- and medium-sized companies in our targeted industry sectors than the companies we monitor.

•	Communications (includes Telecommunications and Security Alarm). Our targeted communications businesses consist of voice and data local and long distance carriers, integrated communications providers, and wireless services and infrastructure companies, including companies that operate communications towers and security alarm and monitoring systems. Revenues in these businesses are end-user driven and recurring in nature. We focus specifically on companies that have achieved a critical mass of customers because we believe that the primary asset of communications companies is their customer base. This approach differentiates us from other lenders that focus on the potential value of equipment and other network assets as their primary source of collateral. Communication industry revenues are traditionally non-cyclical. Currently much of the difficulty facing the industry is a function of overcapacity and excess capital markets speculation related to ongoing deregulation and overly optimistic assessments of future demand related to the internet and emerging broadband applications.

•	Information Services. Our targeted information services businesses produce and deliver information-based products and services, which their customers use to generate insights and make business decisions. The information these businesses provide may be proprietary or public and is frequently delivered through paper documents, online services, magnetic tape or disks and CD-ROM. It also may be bundled with consulting services or other live events in what is known as continuous information services. These businesses are generally non-cyclical to counter-cyclical. Top performing information services companies typically price their products and services based on the utility provided to the end-user rather than the cost to produce and distribute the product resulting in relatively high margins. We seek companies that define their market opportunity through proprietary content-based products and services within specific industries.

•	Media. Our targeted media businesses focus on niche, high affinity-based businesses in consumer special interest publishing, trade publishing, radio broadcasting, television broadcasting and community newspaper publishing. Revenue in these businesses is derived largely from advertising sales and therefore tends to be more cyclical. Our focus on niche, high-affinity based businesses in this sector is designed to mitigate the risk of cyclicality because those businesses tend to have more stable advertising revenues. However, over the last twelve to eighteen months, MCG has been negatively affected by our customers in the magazine publishing sector, in particular, those with substantial exposure to financial services, telecommunications and technology advertising. These advertising categories have experienced steeper declines in this economic recession than the general advertising market.

•	Technology. Our targeted technology businesses provide outsourced business services in areas such as network security, network operations application services and business-to-business transaction enabling, as well as software applications, including component middleware, enterprise software and enterprise (intra-corporate) portals. These businesses are generally moderately cyclical to non-cyclical. Our primary focus is on technology-enabled transactions processing in the financial, healthcare and human resource domains.

Set forth below is a table showing the composition of MCG’s portfolio by industry sector at fair value at December 31, 2002 and 2001:

	2002		2001
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$212.5	30.8%	$171.9	27.8%
Publishing	115.4	16.7%	117.1	19.0%
Broadcasting	94.2	13.7%	50.9	8.3%
Telecommunications	138.3	20.1%	153.6	24.9%
Information Services	76.4	11.1%	72.5	11.8%
Technology	36.5	5.3%	23.8	3.8%
Security Alarm	13.9	2.0%	25.0	4.0%
Other	1.7	0.3%	2.4	0.4%

Total	$688.9	100.0%	$617.2	100.0%

STRATEGY

We seek to achieve favorable risk-adjusted rates of return in the form of current yield and capital appreciation, while maintaining credit quality in our asset portfolio. We believe our financial performance is a product of our industry knowledge and insight, effectiveness in targeting potential customers and serving them, risk-based pricing techniques and disciplined portfolio and risk management.

Our investment process is designed to achieve the following strategic objectives:

•	generate favorable risk-adjusted rates of return by delivering capital and strategic insight to enhance our customers’ enterprise value;

•	maintain sound credit and pricing practices regardless of market conditions;

•	avoid adverse investment selection by applying our expert-activist philosophy and a flexible funding approach; and

•	enhance effective risk management by utilizing an integrated team approach to customer acquisition, research, underwriting, compliance and loan servicing activities.

Expert-Activist Philosophy

Our “expert-activist” philosophy is one of the foundations of our investment process. It enables us to make lending and investment decisions quickly and confidently because we have a firm understanding of the operating characteristics of our customers’ businesses and their associated industry sectors. We enhance our detailed understanding of our targeted industry sectors through continuous engagement with existing and prospective customers. We gather and manage the knowledge and insights gained through this process using customized databases and work flow methodologies. We use this information to enhance the quality of our research and the effectiveness of our credit analysis and to refine and revalidate our investment approaches within particular sectors and sub-sectors.

We work with our customers to understand the costs and benefits of their corporate development initiatives, business opportunities, threats to their businesses and acceptable risks and returns. This understanding, together with our flexible funding approach, enables us to facilitate customers’ corporate development decisions even in cases where short-term financial performance may suffer. We believe that this approach differentiates us from most other commercial lenders and helps to create strong and long-term relationships with our customers. We believe that our approach to date also has enabled us to originate loans based on the value we help to create rather than solely on the basis of our cost of capital in order to achieve attractive risk-adjusted investment returns.

OPERATIONS

To achieve our goal of being the leading provider of solutions-focused financial services to companies in our target sectors, we foster a credit and business culture that strives to protect our principal and interest, generate capital gains on our equity investments and support gains in our customers’ enterprise values.

Identifying Prospective Customers

We identify and source leads through various data services, customized Internet searches, industry associations, investment bankers, accountants and lawyers. Although some customers initiate their first contact with us, we find that we generally acquire most of our customers through our own initiative. After our initial contact with a prospective customer, we then conduct ongoing reviews of its financial reports and corporate development activity by analyzing the source data and information regarding the prospects gathered from third-party databases, industry sector reports, trade and consumer magazines, newspapers and newsletters. We maintain the data from these sources in an internal database that not only supports the identification of potential customer opportunities, but also assists us in understanding our target industry sectors. We market on a national scale and are well-known in our primary markets. We also participate in a variety of industry associations and our employees attend and give presentations at numerous forums, conferences and meetings annually.

Research

Our unique research capabilities create the foundation for our “expert-activist” philosophy of investing and give us a competitive advantage. Our contacts with customers in our targeted industries helps us to continuously refine and validate our investment philosophy. Our research group’s function is to support and augment the business development process through the identification of attractive industry sectors and emerging trends, investment and risk analysis and marketing of our industry expertise.

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

Our research department publishes the following reports:

•	regular comprehensive industry research reports that incorporate our investment perspectives and operational insights, which are supported by normative data and perceived best practices for our target industries;

•	quarterly updates on our industry sectors which highlight recent operating statistics, emerging trends, public market sentiment, merger and acquisition activity and regulatory outlook for each MCG targeted industry;

•	Insights and Outlooks, our periodic publication that reports our views and interpretation of significant events that impact our customers and prospective customers; and

•	Transactions, our periodic newsletter, which focuses on merger and acquisition activity within our industry sectors.

In addition, our research department supports our active engagement with third-party publishers who seek articles from our professionals for their various publications and reports.

Underwriting

We place primary emphasis on credit and risk analysis and incorporated the underwriting function directly into the business development process. Our underwriting team consists of investment professionals who perform due diligence, credit and corporate financial analyses, deal sponsors who possess specific industry expertise and are responsible for originating and managing the transaction, a member of our credit committee and our in-house counsel. Since we became an independent company in June 1998, our deal sponsors have led our underwriting teams in originating approximately 170 transactions with an aggregate value of approximately $874.5 million in loan commitments resulting in approximately $668.8 million in loans outstanding at fair value at December 31, 2002. To ensure consistent underwriting, we use our sector-specific due diligence methodologies, developed over the last 12 years, which include standard due diligence on financial performance and customized analysis of the operations, systems, accounting policies, human resources and the legal and regulatory framework of a prospective customer. The members of the underwriting team work together to conduct due diligence and understand the relationships among the customer’s business plan, operations and financial performance.

As part of our evaluation of a proposed investment, the underwriting team prepares an investment memorandum for presentation to the credit committee and, in some instances, the investment committee. In preparing the investment memorandum, the underwriting team assembles information critical to the investment decision and regularly seeks information from the research department on macroeconomic viewpoints, forecasted trends and firm valuation. The investment memorandum serves as the framework for underwriting the transaction and generally consists of:

•	a business description;

•	a risk evaluation specific to the prospect’s business, considering the anticipated use of proceeds of our loan, and industry sector;

•	a collateral valuation to assess the underlying value of the enterprise, both as an ongoing operation and its value relative to comparable public and private companies; and

•	a description of capital structure and the investment risk and return characteristics.

Business Description.    The business description of a prospective customer presents the history, organization and product lines of the customer. In addition, we analyze the prospective customer’s industry sector and sub-sector, competition and market share, obsolescence and substitution risk, customers and markets served, legal and regulatory framework and technology issues. The business description also explicitly discusses unique risks associated with a proposed transaction. In particular, we analyze the following risks:

•	Sector Risk Analysis. Analysis of specific vulnerability to industry sector risk, such as industry maturity, cyclicality, profitability and seasonality trends.

•	Competitive Risks. Analysis of the strengths and weaknesses of the prospective customer relative to its primary and secondary competitors. The factors we consider include relative pricing, product quality, customer loyalty, substitution and switching costs, brand positioning and comparative capitalization. We also assess the defensibility of a prospect’s market position and its opportunity for increasing market share.

•	Regulatory Risks. We follow current regulatory developments in each of our targeted sectors and describe how credit and business risks have changed with the evolution of regulation and what risks are presented by existing and currently proposed regulations.

•	Customer Concentration and Market Risks. We typically determine the values of companies in our target sectors largely based upon the stability of their customer base. We analyze the number and size of customers and their attrition rates, including the potential impact of above average customer attrition, low renewals and the risk of loss of significant customers.

•	Technology Risks. Companies in certain sectors rely on the acquisition or development of proprietary technology for distribution, production, or administration and others rely on such technology as the products or services that they offer. We also consider the likely positive or negative effect of technological advances on the value of their services.

Financial and Customer Risk Assessment.    As part of our financial and customer risk assessment process, we try to determine comparable levels of risk across industry sectors and customers. From this analysis, we have developed sector-specific risk acceptance criteria to help us evaluate the financial risk of a prospect. Our financial analysis is based on an integrated financial model that is built upon the historical and projected financial performance of a prospect. The model also presents the pro forma post-funding capital structure, along with the sources and uses of funding in the proposed transaction.

Each model incorporates historical financial results and an underlying set of assumptions for operating margins, growth rates, capital structure, rates of return, working capital investment and fixed asset expenditures. A base case is prepared with assumptions provided by the customer’s management. We use alternative sets of assumptions to evaluate the prospect’s ability to support different capital structures, growth rates, margins, rates of return, and working capital and fixed asset expenditures. This integrated financial model goes beyond forecasting financial statements by incorporating cash flow coverage forecasts, covenant compliance tests, valuation matrices, and an executive summary, which details investment-specific terms.

We also assess the intangible attributes of a transaction typically embodied in a prospect’s management’s track record, business plan, judgments about its products and other subjective characteristics that may significantly affect the ultimate risk of a transaction. This assessment entails a subjective consideration of the quantitative and qualitative attributes of a prospect considered in the context of its industry sector rather than an assessment based exclusively on past historical financial performance. Quantitative attributes we evaluate include sector-specific comparisons such as cash flow margins, product and cash flow diversification, revenue growth rates, cost structure and other operating benchmarks that are derived from historical financial statements. Qualitative attributes we evaluate may include management skill and depth, industry risk, substitution risk, cyclicality, geographic diversification, facilities infrastructure, administration requirements and product quality and ranking. Based on this assessment, we assign a low, medium or high volatility factor to the prospect.

Collateral Valuation.    To assess the credit exposure of the potential investment and to quantify the underlying value of the enterprise in which we are investing, we employ a series of standard valuation techniques. We prepare comparative private market transactions analyses using our database of transactions in our target sectors. We also perform a valuation using discounted cash flow models based on our projections of the future free cash flows of the business and industry derived capital costs. Finally, we look to comparable public companies to benchmark the enterprise using public market data to derive collateral value. Using these methods provides us with multiple views of the underlying value of the investment’s collateral, giving us a key risk metric, which is loan-to-value.

Investment Structure.    In underwriting prospective customers, we also focus on investment structure, payment priority, collateral or asset value, management qualities, and financial support from guarantors and other credit enhancements. We use loan structure to mitigate the higher risk associated with a higher volatility factor by requiring better financial and collateral coverage thresholds for those prospects. In most of our loans, we receive a perfected, first priority security interest in substantially all of our customers’ assets, which entitles us to a preferred position on payments in the event of liquidation, and a pledge of the equity by the equity owners. In addition, we structure loan covenants to assist in the management of risk. Our loan documents ordinarily include affirmative covenants that require the customers to take specific actions such as periodic financial reporting, notification of material events and compliance with laws, restrictive covenants that prevent customers from taking a range of significant actions such as incurring additional indebtedness or making acquisitions without our consent, covenants requiring the customer to maintain or achieve specified financial ratios such as debt to cash flow, interest coverage and fixed charge coverage, and operating covenants requiring them to maintain certain operational benchmarks such as minimum revenue or minimum cash flow. Our loan documents also contain customary events of default such as non-payment, breach of representation, breach of covenant, insolvency and change of control. Our direct equity investments at the time they are made are typically pari passu with or senior to the customers’ other equity securities.

Flexible Funding

We recognize that growth-oriented companies regularly make corporate development decisions that impact their financial performance, valuation and risk profile. Often these decisions can favorably impact enterprise value at the expense of short-term financial performance. Our “flexible funding” strategy allows us to adjust the return on our capital through risk-based pricing grids that account for shifts in the customer’s financial performance associated with these decisions. Our loan structures take into account our customers’ potentially varying financial performance so that customers can retain access to committed capital at different stages in their growth and development. For example, a loan’s interest rate may increase or decrease based on certain risk measures such as the ratio of debt to cash flow. We calculate rates of return based on a combination of up-front fees, current and deferred interest rates and residual values in the form of equity interests, such as warrants, appreciation rights or future contract payments. Our internal rates of return on invested capital and the customer’s cost of debt capital are generally highest when our customer utilizes high levels of leverage.

We believe that this method of flexible performance-based pricing allows our customers to build a long-term relationship with us, as a preferred provider. We also believe our approach presents debt as a viable alternative to raising additional equity, which permits our customers to avoid the permanently dilutive effect on existing equity holders associated with equity financing transactions.

Most of our loans typically include a variable interest rate component designed to reflect credit risk, which allows the interest rates our customers pay to increase or decrease automatically based on changes in their operating and financial performance. For example, if a customer fails to achieve the operating or financial performance targets set forth in the loan agreement, the interest rate payable on our loan typically increases automatically to reflect the increased credit risk. Conversely, if the customer outperforms, the interest rate payable would typically decrease to reflect our decreased credit risk. However, in such a scenario, our decrease in interest income as a result of the favorable interest rate adjustment is likely to be offset for certain loans by increases in the value of our upside investments, such as warrants, stock appreciation rights or direct equity investments. We may, however, price certain loan transactions on a fixed basis.

Investment Approval Process

Our credit committee approves all of our investments, while the investment committee of our board of directors also must approve certain investments. The four members of our credit committee are Bryan J. Mitchell, Chief Executive Officer; Steven F. Tunney, our President and Chief Operating Officer; Robert J. Merrick, our Chief Credit Officer; and B. Hagen Saville, one of our Executive Vice Presidents. Credit committee approval requires the approval of Mr. Merrick and two of the three other members of the credit committee. The investment committee of our board must approve loans to any customer exceeding $10 million and all equity investments. The members of our investment committee are Messrs. Mitchell, Tunney, Alpert, Gleberman, Millner, Merrick and O’Keefe.

Loan Servicing

After a loan is approved and funded, the underwriting team, along with the loan administration group and the compliance administration group, remain involved in the transaction by reviewing covenant compliance and quarterly financial performance and by collecting additional industry sector data for inclusion in our databases.

Loan Administration Group.    This group administers the loans on our loan administration system and is responsible for:

•	funding the loans in accordance with the credit committee’s and, if applicable, investment committee’s approval;

•	recording the loans into our loan administration system;

•	ensuring that billing and collections are done in an accurate and timely fashion;

•	collecting on past due accounts; and

•	maintaining the collateral that is in our possession.

Compliance Administration Group.    This group tracks covenant compliance and oversees a monthly review of our critical functions to ensure adherence with our internal policies and procedures. The compliance administration staff is responsible for:

•	reviewing the credit agreement to ensure that the final loan documents reflect the terms approved by the credit committee and, if applicable, the investment committee and advising the credit committee of any deviations;

•	ensuring that the customer compliance package is prepared in accordance with the loan covenant requirements;

•	inputting the customer’s financial statements into our tracking schedules and entering the loan covenants into the covenant tracking system;

•	ensuring the mathematical accuracy of all covenant requirements;

•	reviewing the customer’s financial statements to ensure that the customer performs in accordance with our expectations;

•	reporting all covenant violations, loan amendments and covenant waivers to the credit committee;

•	plotting the customer’s actual performance against our risk acceptance criteria grids each quarter to ensure that the risk rating is still appropriate; and

•	preparing annual reviews and quarterly collateral valuation updates for each customer.

Loan Monitoring and Restructuring Procedures.    We monitor individual customer’s financial trends in order to assess the appropriate course of action with respect to each customer and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual investment on a quarterly and, in some cases, a monthly or more frequent basis. Because we are a provider of long-term privately negotiated investment capital to growth-oriented companies and we actively manage our investments through our contract structure, we do not believe that contract exceptions such as breaches of contractual covenants or late delivery of financial statements are necessarily an indication of deterioration in the credit quality or the need to pursue remedies or an active workout of a portfolio investment.

When principal and interest on a loan is not paid within the applicable grace period, our loan administration group will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment and will begin to more actively monitor the investment. We will formulate strategies to optimize the resolution process and begin the process of restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may, among other items, involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any enhanced risk, we receive appropriate compensation from the customer in connection with a restructuring. During the process of monitoring a loan in default, we will in appropriate circumstances send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may determine to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings.

When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection. For federal income tax purposes, this interest income is included in taxable income.

Portfolio Overview

Our investments consist primarily of senior secured commercial loans. Though we intend to increase our level of subordinated debt and equity-based investments, a substantial majority of our portfolio will continue to consist of investments in senior secured commercial loans. Some of our loans include warrants, options, success fees and other equity-like features. At December 31, 2002, our largest customer, New Vision Broadcasting, LLC, represented approximately 4.0% of the fair value of our investments and our 10 largest customers represented approximately 32.0% of the total fair value of our investments. Our customer base includes primarily small- and medium-sized private companies in the communications, information services, media, and technology industry sectors. The proceeds of the loans to these companies are generally used for buyouts, growth, acquisitions, liquidity, refinancings and restructurings. In addition, we have occasionally made loans to individuals who are principals in these companies where the proceeds are used by or in connection with the operations or capitalization of such companies.

Our senior debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 400 to 1400 basis points above LIBOR, a portion of which may be deferred or paid-in-kind (PIK). In addition, approximately 26% of the loan portfolio, based on amounts outstanding at fair value as of December 31, 2002, has floors of between 2% and 3% on the LIBOR base index. Approximately 88% of the loans in our portfolio, based on amounts outstanding at fair value as of December 31, 2002, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 12% were at fixed rates. The weighted average rate spread over LIBOR on interest bearing investments at December 31, 2002 was 10.2%. Our subordinated secured debt instruments generally provide for a contractual rate of interest between 14% and 25%, a portion of which may be deferred or paid-in-kind.

Our loans generally have stated maturities at origination that range from 3 to 7 years. The weighted average maturity of our loan portfolio at December 31, 2002 was approximately 5.7 years. The weighted average maturity of our loan portfolio excluding our investments in the newspaper sub-sector was 4.8 years. Our customers typically pay us an origination fee based on a percentage of the commitment amount, and in most instances our customers are permitted to prepay our loans without penalty. They also often pay us a fee based on any undrawn commitments.

At December 31, 2002, approximately 56% of our loans had associated warrants or options to purchase warrants, appreciation rights or other equity interests or other provisions designed to provide us with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. In some cases, some or all of the deferred interest may be exchanged at the exercise price for the option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow us to register the securities after a public offering. We intend to continue to obtain equity and equity-like instruments with similar features from our customers.

In most cases, the warrants and options to purchase warrants have a put right that requires the customer to repurchase our equity position after a specified period of time at its market value or at a formula price generally designed to approximate its market value. The warrants and options to purchase warrants also typically contain customary anti-dilution protection and preemptive rights. Many of the warrants also give us the right to obtain a seat on the customer’s board of directors if and when we exercise the warrants. The warrants and options to purchase warrants are generally freely transferable in accordance with applicable law, although some of the warrants and options to purchase warrants contain rights of first refusal and restrictions on transfers to competitors. We expect that we will generally have similar rights with respect to equity and equity-like investments we make in the future.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2002 and 2001:

(dollars in millions)	2002		2001
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$109.3	15.9%	$135.2	21.9%
2	296.6	43.1%	275.1	44.5%
3	225.0	32.6%	158.6	25.7%
4	39.5	5.7%	46.7	7.6%
5	18.5	2.7%	1.6	0.3%

Total	$688.9	100.0%	$617.2	100.0%

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance for specific customer issues or specific industry issues. At December 31, 2002, of the investments with a 5 rating, $18.0 million are loans, of which $16.9 million are on non-accrual. Of the investments with a 4 rating, $35.4 million are loans, of which $19.6 million are on non-accrual.

COMPETITION

We compete with a large number of financial services companies, including specialty and commercial finance companies, commercial banks and private mezzanine funds, and other sources of financing such as private equity funds, venture capital companies, investment banks and other equity and non-equity based investment funds. Although we do not have a direct competitor that competes in all of our product lines, industry sectors and geographic regions, we compete with financial services companies that target some of our chosen industry sectors or geographic areas, or which may only provide corporate finance services to larger companies. Some of the companies we have competed with in the past include community banks that are located in our customers’ and targeted prospects’ home markets. These community banks typically do not focus on our target industry sectors. We also compete against regional and national financial institutions. These include banks such as FleetBoston Financial Corporation, Union Bank of California, Comerica Bank, Silicon Valley Bank and Wells Fargo & Company; commercial finance companies such as The CIT Group; and finance subsidiaries of large industrial corporations such as General Electric Capital Corporation and Textron Financial Corporation.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make senior secured commercial loans with interest rates that are comparable to or lower than the rates we offer. We believe we compete based on:

•	our insight into our customers’ business needs that we derive from information, analytics and effective interaction between our customers’ decision makers and our knowledgeable professionals; and

•	our offering of capital coupled with an expanded range of corporate finance services and information products designed to enhance our customers’ business prospects.

OUR SUBSIDIARIES

We conduct some of our activities through our wholly owned subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC and MCG Finance Corporation I H. From time to time, MCG Finance I, LLC and MCG Finance Corporation I H may originate or be the holder of certain loans and investments we make.

We originate loans and sell them to MCG Finance II, a wholly owned special purpose finance subsidiary. MCG Finance II in turn sells the loans to MCG Master Trust, a Delaware business trust we formed in connection with the securitization facility we established in June 2000. The loans MCG Finance II sells to MCG Master Trust must satisfy specific criteria to be eligible for sale. These criteria are established in our loan agreements and credit policy and lending standards. These transactions are structured as on-balance sheet securitizations for accounting purposes.

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

INVESTMENT POLICIES

Our investment policies provide that we will not:

•	act as an underwriter of securities of other issuers, except to the extent that we may be deemed an “underwriter” of securities (i) purchased by us that must be registered under the Securities Act of 1933 before they may be offered or sold to the public, or (ii) in connection with offerings of securities by our portfolio companies;

•	purchase or sell real estate or interests in real estate or real estate investment trusts, except that we may purchase and sell real estate or interests in real estate in connection with the orderly liquidation of or pursuit of remedies with respect to investments and we may own the securities of companies or participate in a partnership or partnerships that are in the business of buying, selling or developing real estate or we may own real estate for our own uses;

•	sell securities short in an uncovered position;

•	write or buy uncovered put or call options, except to the extent of options, warrants or conversion privileges in connection with our loans or other investments, and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances;

•	engage in the purchase or sale of commodities or commodity contracts, including futures contracts, except for purposes of hedging in the ordinary course of business or where necessary in working out distressed loan or investment situations; or

•	acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in any securities issued by, any other investment company, except if we acquire them as part of a merger, consolidation or acquisition of assets or if they result from a sale of a portfolio company, or otherwise as permitted under the 1940 Act.

All of the above policies and the investment and lending guidelines set by our board of directors or any committees, including our investment objective to achieve current income and capital gains, are not “fundamental” as defined under the 1940 Act. Therefore, our board may change them without notice to or approval by our stockholders, but any change may require the consent of our lenders.

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

We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we may not acquire any assets, other than non-investment assets necessary and appropriate to our operations as a business development company, if after giving effect to such acquisition the value of our “qualifying assets” is less than 70% of the value of our total assets.

We concentrate our investments in the communications, information services, media, and technology industry sectors. From time to time, we may add new sectors or subsectors.

EMPLOYEES

As of December 31, 2002, we employed 56 employees in our three offices, including investment and portfolio management professionals, operations professionals, in-house legal counsel, and administrative staff. Of the 56 employees, 46 are based in our Arlington, Virginia office, 4 are based in our Boston, Massachusetts office and 6 are based in our Richmond, Virginia office. We believe that our relations with our employees are good.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

Through December 31, 2001, we were subject to tax as an ordinary corporation under Subchapter C of the Internal Revenue Code. We will elect to be treated as a “regulated investment company” or “RIC” under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election will be effective as of January 1, 2002. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which will allow us to reduce or eliminate our corporate-level tax liability.

One requirement to qualify as a RIC was that, by December 31, 2002, we were required to eliminate the earnings and profits accumulated while we were taxable under Subchapter C. We accomplished this by paying cash dividends to our stockholders in 2002. The cash dividend of $0.86 per share declared in December 2001 and paid in the first quarter of 2002 represented the distribution of substantially all of our earnings and profits for the period from our inception through December 31, 2001. Of the $0.46 cash dividend declared in September 2002, $0.03 per share represented the remaining distribution of our earnings and profits for the period from our inception through December 31, 2001.

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC, and

•	distribute each year to stockholders at least 90% of our “investment company taxable income” (which is defined in the Internal Revenue Code generally as ordinary income plus net short-term capital gains over net long-term capital losses), and 90% of any ordinary pre-RIC built in gains we recognize between January 1, 2002 and December 31, 2011, less our taxes due on those gains (collectively, the “90% distribution requirement”), we will be entitled to deduct, and therefore will not be subject to U.S. federal income tax on, the portion of our income we distribute to stockholders other than any built-in gain recognized between January 1, 2002 and December 31, 2011.

In general, distributions of our investment company taxable income will be taxable to stockholders as ordinary income. Distributions of capital gain (including deemed distributions) generally will be taxable to stockholders as capital gain. We will be subject to U.S. federal income tax at the regular corporate rate on any income not distributed (or deemed distributed).

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

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a business development company under the 1940 Act;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to debt securities, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities (known as the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and are engaged in the same or similar or related trades or businesses (known as the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We also may have to include in income other amounts that we have not yet received in cash, such as payment-in-kind interest and deferred loan origination fees that are paid after origination of the loan or are paid as non-cash compensation such as warrants or stock. Additionally, we will have to include in income amounts previously deducted with respect to certain restricted stock granted to our employees, if such stock is forfeited. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in the amount of that non-cash income in order to satisfy the 90% Distribution Requirement, even though we will not have received any cash representing such income.

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

Treatment of Pre-Conversion Built-in Gain

As of January 1, 2002, we held substantial assets (including intangible assets not reflected on the balance sheet, such as goodwill) with built-in gain (i.e., with a fair market value in excess of tax basis). We intend to make an election applicable to corporations that convert from taxation under Subchapter C to taxation as a RIC to pay corporate level tax on the amount of net built-in gain we recognize within ten years after the effective date of our election to be treated as a RIC. Any such corporate level tax is payable at the time those gains are recognized (which, generally, will be the years in which we sell or dispose of the built-in gain assets in a taxable transaction). Based on the assets we currently anticipate selling within the ten-year period beginning January 1, 2002 and ending December 31, 2011, we expect we may have to pay a built-in gain tax of up to $1.1 million at current corporate tax rates. The amount of this tax will vary depending on the assets that are actually sold by us in this ten-year period and tax rates. Under Treasury Regulations, recognized built-in gains (or losses) will generally retain their character as capital gain or ordinary income (or capital or ordinary losses). Recognized built-in gains that are ordinary in character will be included in our investment company taxable income, and we must distribute to our stockholders at least 90% of any such built-in gains recognized within the ten-year period, net of the corporate taxes paid by us on the built-in gains. Any such amount distributed will be taxable to stockholders as an ordinary dividend. Recognized built-in gains within the ten-year period, net of taxes, that are capital gains will be distributed or deemed distributed to our stockholders. Any such amount distributed or deemed distributed will be taxable to stockholders as a capital gain.

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

A business development company is regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

•	is organized and has its principal place of business in the U.S.,

•	is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a business development company; and

•	does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

•	Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

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

As a business development company, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission.

We will be periodically examined by the SEC for compliance with the 1940 Act.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the company or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the purchase of shares of our common stock. However, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to our executive officers for that purpose.

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us.

You may read and copy the code of ethics at the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the Securities and Exchange Commission’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the Securities and Exchange Commission’s Public Reference Section, Washington, D.C. 20549.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company. We do not anticipate any substantial change in the nature of our business.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At the time of this filing, we do not have any preferred stock outstanding.

At December 31, 2002, approximately 92% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.

Item 2.    Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 30,008 square feet of office space in Arlington, Virginia for our corporate headquarters. We also lease office space in Boston, Massachusetts and Richmond, Virginia.

Item 3.    Legal Proceedings

On January 29, 2003, a purported securities class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against us, certain of our officers and the underwriters of our initial public offering. The complaint alleges that the defendants made certain misstatements in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. Specifically, the complaint asserts that members of the plaintiff class purchased our common stock at purportedly inflated prices during the period from November 28, 2001 to November 1, 2002 as a result of certain misstatements regarding the academic degree of our chief executive officer. The complaint seeks unspecified compensatory and other damages, along with costs and expenses. We intend to defend this lawsuit vigorously.

We are also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the Nasdaq National Market under the symbol “MCGC.” We completed our initial public offering of common stock in December 2001 at an offering price of $17 per share. Prior to such date there was no public market for our common stock. On June 17, 2002, we completed an additional public offering of common stock at an offering price of $18 per share.

The following table sets forth the range of high and low closing prices of our common stock as reported on the Nasdaq National Market for each quarter of 2002 and the fourth quarter of 2001.

	Price Range
Quarter Ended	High	Low
December 31, 2001 (beginning November 29, 2001)	$17.80	$14.95
March 31, 2002	19.55	15.66
June 30, 2002	19.70	15.82
September 30, 2002	17.68	13.03
December 31, 2002	14.00	8.40

As of March 4, 2003, we had approximately 111 shareholders of record. Such number of shareholders of record does not reflect shareholders who beneficially own common stock in nominee or street name.

SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2002, we issued a total of 6,933 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $ 0.1 million.

DIVIDEND POLICY

Prior to becoming a business development company, we did not make distributions to our stockholders, but instead retained all of our income. As a business development company that will elect to be treated as a regulated investment company, we are required to (i) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains we recognize between January 1, 2002 and December 31, 2011, less any taxes due on those gains to avoid corporate level taxes on the amount distributed to stockholders (other than any built in gain recognized between January 1, 2002 and December 31, 2011) and (ii) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense. We intend to make deemed distributions to our stockholders of any retained net capital gains.

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

The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount
December 18, 2002	December 30, 2002	January 30, 2003	$0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$2.62

The aggregate dividend of $0.86 per share in December 2001 consisted of a dividend of $0.25 per share for the fourth quarter of 2001 and an additional dividend of $0.61 per share representing the distribution of substantially all of our earnings and profits since inception through December 31, 2001. The aggregate dividend of $0.46 declared in September 2002 consisted of a dividend of $0.43 per share for the third quarter of 2002 and an additional dividend of $0.03 per share which represented the remaining distribution of our earnings and profits since inception through December 31, 2001. The aggregate dividend declared in December 2001 along with the $0.03 dividend declared in September, 2002 were required for us to qualify as a regulated investment company. Dividends are paid on all shares including restricted stock.

Item 6.    Selected Consolidated Financial and Other Data

The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. As discussed in Note A to the Consolidated Financial Statements, we completed an initial public offering and concurrent private offering of our common stock on December 4, 2001. The results of operations for 2001 are divided into two periods, the “Post-IPO as a Business Development Company” period and “Pre-IPO prior to becoming a Business Development Company” period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to December 1, 2001 are not comparable to the period commencing on December 1, 2001 and are not expected to be representative of our financial results in the future. On January 1, 2001, we adopted the provisions of Financial Accounting Standards Board Statements (“SFAS”) No. 133 and 138, “Accounting for Derivative Instruments and Hedging Activities”. As a result of the changes, the financial results for periods prior to January 1, 2001 are not comparable to the period commencing on January 1, 2001 and are not expected to be representative of our financial results in the future.

	Post-IPO as a Business Development Company		Pre-IPO prior to becoming a Business Development Company (a)					Predecessor as a Division of Signet Bank (a)
(Dollars in thousands except per share data)	Year Ended December 31, 2002	One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001		Year Ended December 31, 2000	Year Ended December 31, 1999	June 25, 1998 through December 31, 1998	January 1, 1998 through June 24, 1998
Income Statement Data:
Operating income	$76,933	$6,012	$65,789		$63,750	$28,429	$10,256	$9,975
Net operating income (loss) (b)	44,751	(1,608)	28,471		27,063	7,730	1,570	2,727
Income (loss) before cumulative effect of accounting changes	3,215	(2,270)	8,779		14,071	5,783	800	1,966
Net increase (decrease) in stockholders’ equity resulting from earnings (loss)/net income	3,215	(6,742)	10,556		14,071	5,783	800	1,974

Per Common Share Data:

Net operating income (loss) per common share—basic and diluted (b)	$1.57	$(0.06)	$2.23		$2.59	$1.17	$0.25	(a	)
Income (loss) before cumulative effect of accounting changes per common share—basic and diluted (c)	0.11	(0.08)	0.69		1.35	0.87	0.13	(a	)
Earnings (loss) per common share—basic and diluted (c)	0.11	(0.25)	0.83		1.35	0.87	0.13	(a	)
Net asset value per common share (d)	11.56	12.46	13.31		12.54	10.01	9.10	(a	)
Dividends per common share	1.76	0.86	—		—	—	—	(a	)

Selected Period-End Balances:
Total investment portfolio	$676,092	$605,069	(a	)	$490,892	$301,963	$180,865	(a	)
Total assets	744,993	673,066	(a	)	526,493	326,314	199,432	(a	)
Borrowings	363,838	287,808	(a	)	356,833	248,217	138,785	(a	)

Other data:
Number of portfolio companies	79	74	(a	)	70	52	37	(a	)
Number of employees	56	57	57		46	33	27	(a	)

(a)	Certain information in the “Pre-IPO prior to becoming a Business Development Company” and “Predecessor as a division of Signet Bank” periods is not meaningful for comparative purposes.
(b)	Represents net operating income before investment gains and losses, and provision for loan losses for periods ending prior to December 1, 2001.
(c)	See Note K to our Consolidated Financial Statements.
(d)	Based on common shares outstanding at period-end.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report. The Annual Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) the current economic downturn is impairing and any future economic downturn could impair our customers’ ability to repay our loans and increase our non-performing assets, (2) the current economic downturn is disproportionately impacting certain sectors in which we concentrate, such as certain areas within publishing and telecommunications, and any future economic downturn could disproportionately impact the communications, information services, media and technology industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors, (3) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (4) interest rate volatility could adversely affect our results, (5) the risks associated with the possible disruption in the Company’s operations due to terrorism and (6) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

Overview

MCG Capital Corporation is a solutions-focused financial services company providing financing and advisory services to small and medium-sized companies throughout the United States in the communications, information services, media and technology industry sectors. On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and a concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million. Upon completion of these offerings, we became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. MCG Capital Corporation will elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2002, which election will be effective as of January 1, 2002. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. On June 17, 2002, MCG raised $54.0 million of gross proceeds in an additional public offering by selling 3,000,000 shares of common stock at an offering price of $18 per share.

The results of operations for the year ended December 31, 2002 and the one-month period from December 1, 2001 through December 31, 2001 reflect our results as a business development company under the Investment Company Act of 1940. The one-month period from December 1, 2001 through December 31, 2001 includes a one-time conversion adjustment. The eleven-month period from January 1, 2001 through November 30, 2001 reflects our results prior to operating as a business development company under the Investment Company Act of 1940. The principal differences between these two reporting periods relate to accounting for investments and income taxes. See Note A to our Consolidated Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

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

Portfolio Composition and Asset Quality

Our primary business is lending to and investing in businesses, primarily in the communications, information services, media, and technology industry sectors, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. The increase in investments during 2002 was primarily attributable to originated debt securities, including $55.5 million of subordinated debt to four companies. Though we intend to increase our level of subordinated debt and equity-based investments, we expect a substantial majority of our portfolio will continue to consist of investments in senior secured commercial loans. The total portfolio value of investments in publicly traded and non-publicly traded securities was $688.9 million, $617.2 million, and $510.9 million at December 31, 2002, 2001, and 2000, respectively (exclusive of unearned income). The increase in the value of investments during these periods was primarily attributable to originated senior debt securities. See Note A to our consolidated financial statements for further discussion of investment valuations.

Total portfolio investment activity as of and for the years ended December 31, 2002, 2001, and 2000 was as follows:

(dollars in millions)	December 31, 2002	December 31, 2001 (a)		December 31, 2000 (a)
Beginning Portfolio	$617.2	$510.9		$313.4
Originations/Draws/Advances on Loans	185.0	196.2		280.0
Originations/Warrants Received on Equity	12.8	19.8		4.0
Gross Payments/Reductions	(52.4)	(48.4)		(25.9)
Early Pay-offs/Sales of Securities	(32.2)	(33.0)		(62.8)
Charge-offs/Write-downs	—	(14.8	) (b)	(0.5)
Realized Gains on Investments	—	—		2.6
Realized Losses on Investments	(9.6)	(1.7)		(0.5)
Unrealized Appreciation in Investments	3.6	2.6		0.6
Unrealized Depreciation in Investments	(35.5)	(14.4)		—

Ending Portfolio	$688.9	$617.2		$510.9

(a)	Balances prior to our election to be regulated as a business development company primarily include amounts at cost.
(b)	Represents $14.8 million of loan charge-offs against the allowance for loan losses previously provided for prior to our election to be regulated as a business development company. We had provided for loan losses of $20.3 million from inception through November 30, 2001 including $2.0 million of allowance recorded in the asset acquisition on June 24, 1998.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2002, 2001 and 2000:

	December 31, 2002		December 31, 2001		December 31, 2000
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$602.1	87.4%	$588.2	95.3%	$494.2	96.8%
Subordinated Debt	66.7	9.7%	7.8	1.2%	7.1	1.4%
Equity	13.2	1.9%	15.5	2.5%	4.6	0.9%
Warrants to Acquire Equity	6.6	1.0%	5.4	0.9%	3.9	0.8%
Equity Appreciation Rights	0.3	0.0%	0.3	0.1%	0.3	0.1%

Total	$688.9	100.0%	$617.2	100.0%	$510.1	100.0%

Set forth below is a table showing the composition of MCG’s portfolio by industry sector at fair value at December 31, 2002 and 2001:

	2002		2001
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$212.5	30.8%	$171.9	27.8%
Publishing	115.4	16.7%	117.1	19.0%
Broadcasting	94.2	13.7%	50.9	8.3%
Telecommunications	138.3	20.1%	153.6	24.9%
Information Services	76.4	11.1%	72.5	11.8%
Technology	36.5	5.3%	23.8	3.8%
Security Alarm	13.9	2.0%	25.0	4.0%
Other	1.7	0.3%	2.4	0.4%

Total	$688.9	100.0%	$617.2	100.0%

Set forth below is a table showing MCG’s loan originations by industry for the years ended December 31, 2002 and 2001:

	Year Ended December 31,
	2002		2001
(dollars in millions)	Amount	Percentage of Total	Amount	Percentage of Total
Media
Newspaper	$47.6	32.5%	$39.3	26.6%
Publishing	27.2	18.6%	27.3	18.5%
Broadcasting	42.5	29.0%	21.2	14.4%
Telecommunications	3.0	2.0%	20.2	13.7%
Information Services	12.0	8.2%	32.7	22.1%
Technology	14.1	9.6%	—	0.0%
Security Alarm	0.1	0.1%	7.0	4.7%

Total	$146.5	100.0%	$147.7	100.0%

The following table summarizes MCG’s assets held and income from Majority Owned Companies Controlled Companies and Other Affiliates:

(dollars in thousands)	December 31,
Assets Held:	2002	2001
Majority Owned Companies(a):
Loans at fair value	$26,121	$20,247
Non-accrual loans at fair value included above	10,247	—
Equity Investments at fair value	9,207	13,240
Controlled Companies(b):
Loans at fair value	10,292	—
Non-accrual loans at fair value included above	10,292	—
Equity Investments at fair value	—	—
Other Affiliates(c):
Loans at fair value	34,304	37,706
Non-accrual loans value included above	—	—
Equity Investments at fair value	321	1,390

	Post-IPO as a Business Development Company
	Year Ended December 31, 2002	One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001	Year Ended December 31, 2001
Income Recognized:
From Majority Owned Companies(a):
Interest and fee income	$1,645	$120	$4,187	$4,307
Net change in unrealized appreciation (depreciation) on investments	(13,695)	35	(15)	20
Realized losses on investments	—	—	—	—
From Controlled Companies(b):
Interest and fee income	1,006	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(7,189)	—	—	—
Realized losses on investments	—	—	—	—
From Other Affiliates(c):
Interest and fee income	3,974	432	5,183	5,615
Net change in unrealized appreciation (depreciation) on investments	(1,089)	284	—	284
Realized losses on investments	—	—	(1,080)	(1,080)

(a)	Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(b)	Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(c)	Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.

Asset Quality

Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of December 31, 2002 and 2001, unrealized depreciation on investments totaled $43.1 million and $11.2 million, respectively. For additional information on the increase in unrealized depreciation on investments, see the section entitled “Reconciliation of Net Operating Income to Net Increase (Decrease) in Stockholders’ Equity from Earnings (Loss)”.

In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. We use the following 1 to 5 investment rating scale. Below is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Capital gain expected
2	Full return of principal and interest or dividend expected with customer performing in accordance with plan
3	Full return of principal and interest or dividend expected but customer requires closer monitoring
4	Some loss of interest or dividend expected but still expecting an overall positive internal rate of return on the investment
5	Loss of interest or dividend and some loss of principal investment expected which would result in an overall negative internal rate of return on the investment

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2002 and 2001:

(dollars in millions)	2002		2001
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$109.3	15.9%	$135.2	21.9%
2	296.6	43.1%	275.1	44.5%
3	225.0	32.6%	158.6	25.7%
4	39.5	5.7%	46.7	7.6%
5	18.5	2.7%	1.6	0.3%

Total	$688.9	100.0%	$617.2	100.0%

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. At December 31, 2002, of the investments with a 5 rating, $18.0 million are loans, of which $16.9 million are on non-accrual. Of the investments with a 4 rating, $35.4 million are loans, of which $19.6 million are on non-accrual.

We monitor individual customer’s financial trends in order to assess the appropriate course of action with respect to each customer and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual investment on a quarterly and, in some cases, a monthly or more frequent basis. Because we are a provider of long-term privately negotiated investment capital to growth-oriented companies and we actively manage our investments through our contract structure, we do not believe that contract exceptions such as breaches of contractual covenants or late delivery of financial statements are necessarily an indication of deterioration in the credit quality or the need to pursue remedies or an active workout of a portfolio investment.

When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

At December 31, 2002, there were $21.5 million of loans, or approximately 3.1% of the investment portfolio, greater than 60 days past due all of which were on non-accrual status. At December 31, 2002, there were $42.7 million of loans, or approximately 6.2% of the investment portfolio, on non-accrual status. The non-accrual and past due loans primarily represented borrowers in the publishing, telecommunications and paging businesses. Portions of the trade publishing industry which are dependent on financial, technology or telecommunications advertising, continue to experience sluggish advertising revenue. Certain companies in the telecommunications industry have suffered from competitive pressure from low cost and prepaid cellular calling plans. Of our majority owned companies, $10.2 million and $0 were on non-accrual status at December 31, 2002 and 2001, respectively. Of our controlled companies, $10.3 million and $0 were on non-accrual status at December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, none of our other affiliates were on non-accrual status. At December 31, 2001, there were $8.6 million of loans greater than 60 days past due representing 1.4% of the investment portfolio, primarily representing borrowers in the telecommunications industry, of which $0.2 million were on non-accrual status. At December 31, 2000, there were no loans greater than 60 days past due or on non-accrual status.

When principal and interest on a loan is not paid within the applicable grace period, we will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment and will begin to more actively monitor the investment. We will formulate strategies to optimize the resolution process and will begin the process of restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any enhanced risk, we receive appropriate compensation from the customer in connection with a restructuring. During the process of monitoring a loan that is out of compliance, we will in appropriate circumstances send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may determine to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings.

During 2001, we foreclosed upon two of our portfolio companies, which had an aggregate fair value of $11.5 million as of December 31, 2002 and $19.6 million as of December 31, 2001. Of the $14.8 million of charge-offs during 2001, $4.5 million related to these foreclosures. In July 2002, we acquired the assets of one of our portfolio companies, ValuePage Holdings Inc., in satisfaction of outstanding debt. The assets are held and operated through Telecomm South, LLC, a separate portfolio company controlled by MCG. This investment had a fair value of $3.3 million at December 31, 2002. In August 2002, we acquired the Arizona division of Intellisec Holdings, Inc. in satisfaction of outstanding debt and transferred it to Copperstate Technologies, Inc., a wholly owned subsidiary of MCG Finance I, LLC. This investment had a fair value of $3.0 million at December 31, 2002. In October 2002, we acquired the North Carolina division of Intellisec Holdings, Inc. in satisfaction of outstanding debt and transferred it to Interactive Business Solutions, Inc., a wholly owned subsidiary of MCG Finance I, LLC. This investment had a fair value of $2.8 million at December 31, 2002.

Prior to our conversion to a business development company, we provided an allowance for loan losses estimated to be sufficient to absorb probable future losses, net of recoveries. From inception through November 30, 2001, we had provided $20.3 million of allowance for loan losses, including $2.0 million of allowance recorded in the asset acquisition and had charged-off $14.8 million. We had no charge-offs during the year ended December 31, 2000.

Selected Operating Data

The following table shows our selected operating data for the year ended December 31, 2002, the one-month period ended December 31, 2001, the eleven-month period ended November 30, 2001, and the years ended December 31, 2001 and 2000. For 2001, the one-month period from December 1, 2001 to December 31, 2001 reflects our financial results as a business development company, and the eleven-month period from January 1, 2001 to November 30, 2001 reflects our financial results prior to operating as a business development company. Certain accounting adjustments were made to our financial results for the one-month period from December 1, 2001 to December 31, 2001 due to our conversion to a business development company. The adjustments primarily relate to the value at which we carry our investments in our financial statements and the benefits associated with being a regulated investment company for U.S. federal income tax purposes. See Note A to Consolidated Financial Statements. To help you better understand our 2001 results of operations compared to 2000, we have combined certain items in the table below, under the heading “Year Ended December 31, 2001” for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that were not affected by the change in accounting principles resulting from our conversion to a business development company.

(dollars in thousands)	Year Ended December 31, 2002	One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001(c)	Year Ended December 31,
				2001(c)	2000(c)
Operating income
Interest and fees on commercial loans	$72,399	$5,949	$64,032	$69,981	$62,621
Advisory fees and other income	4,534	63	1,757	1,820	1,129

Total operating income	76,933	6,012	65,789	71,801	63,750

Operating expenses
Interest expense	11,157	1,198	24,661	25,859	26,648
Employee compensation:
Salaries and benefits	8,082	884	8,038	8,922	7,626
Long-term incentive compensation	6,627	4,944	—	4,944	—

Total employee compensation	14,709	5,828	8,038	13,866	7,626
General and administrative expense	6,316	594	4,619	5,213	2,413

Total operating expenses	32,182	7,620	37,318	44,938	36,687

Net operating income (loss)(a)	44,751	(1,608)	28,471	26,863	27,063
Long-term incentive compensation(b)	6,627	4,944	—	4,944	—

Distributable net operating income(d)	$51,378	$3,336	$28,471	$31,807	$27,063

(a)	Represents net operating income (loss) before provision for loan losses for periods ending prior to December 1, 2001.
(b)	Includes non-cash amortization expenses related to termination of the stock option plan and issuance of related restricted stock awards at the time of the IPO and the expenses associated with the classification of dividends paid on certain restricted shares as compensation expense for GAAP purposes.
(c)	For periods prior to December 1, 2001, distributable net operating income is presented to facilitate the understanding of the amount of net earnings we may have potentially distributed if we had operated as a business development company and regulated investment company (without the effect of de-leveraging prior to December 1, 2001) for that period.
(d)	Distributable net operating income may not be comparable to similarly titled measures reported by other companies. Distributable net operating income does not represent net increase (decrease) in stockholders’ equity resulting from earnings/net income or net cash provided by operating activities in accordance with GAAP and should not be considered an alternative to such items as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. The amounts of the distributable net operating income identified in this table are not intended to represent amounts we will distribute in future periods. For additional information on distributions, see the section entitled “Financial Condition, Liquidity and Capital Resources—Dividends.”

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

The change in operating income from 2001 to 2002 and 2000 to 2001 is attributable to the following items:

(dollars in millions)	2002 vs. 2001	2001 vs. 2000
Change due to:
Asset growth(a)	$10.9	$17.2
Change in LIBOR(a)	(12.0)	(10.9)
Change in spread(a)	2.8	5.7
Increase (decrease) in fee income	0.7	(4.6)
Increase in advisory and other income	2.7	0.7

Total change in operating income	$5.1	$8.1

(a)	The change in interest income due to change in LIBOR, change in spread and asset growth has been allocated in proportion to the relationship of the absolute dollar amount of the change in each.

Total operating income for the year ended December 31, 2002 increased $5.1 million, or 7.1%, to $76.9 million from $71.8 million for the year ended December 31, 2001. Loan interest increased by $1.7 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Average three month LIBOR decreased 201 basis points over these periods from 3.81% to 1.80%, decreasing income by $12.0 million. Average commercial loans increased 18% for the year ended December 31, 2002 when compared to the year ended December 31, 2001, contributing a $10.9 million increase in income. The coupon spread increased 53 basis points in the year ended December 31, 2002, resulting in a $2.8 million increase in income. The loan growth, increase in weighted average spreads and rise in advisory and other income more than offset the affects of the decreases in LIBOR rates from the year ended December 31, 2001 to the same period in 2002. Loan fees increased $0.7 million primarily from origination fees. Due to a number of analytical modeling and other financial advisory projects completed during 2002 for new and existing customers, advisory and other income increased $2.7 million as compared to 2001.

Total operating income for the year ended December 31, 2001 increased $8.1 million, or 12.7%, to $71.8 million from $63.7 million for the year ended December 31, 2000. The increase was primarily due to loan growth and increased spreads. Average commercial loans increased 41% for 2001 and spreads increased 115 basis points. This was offset by decreases in actual LIBOR rates in 2001. In addition, in 2000 we recognized a $5.5 million fee in conjunction with the recapitalization, refinancing and partial loan paydown of one of our portfolio companies.

Operating Expenses

Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

The change in operating expense from 2001 to 2002 and 2000 to 2001 is attributable to the following items:

(dollars in millions)	2002 vs. 2001	2001 vs. 2000
Change due to:
Increase (decrease) in borrowings(a)	$(4.1)	$7.7
Change in LIBOR(a)	(7.4)	(7.4)
Change in spread(a)	(3.2)	(1.6)
Debt cost amortization	(0.1)	0.5
Salaries and benefits	(0.8)	1.3
Long-term incentive compensation	1.7	4.9
General and administrative expense	1.1	2.9

Total change in operating expense	$(12.8)	$8.3

(a)	The change in interest expense due to increase (decrease) in borrowings, change in LIBOR and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating expenses for the year ended December 31, 2002 decreased $12.8 million, or 28.4%, to $32.2 million from $44.9 million for the year ended December 31, 2001. The decrease was primarily due to a decline in interest expense as average borrowings and rates both declined. Average three month LIBOR decreased 201 basis points over these periods from 3.81% to 1.80%, which caused interest expense to decline by $7.4 million. Borrowing costs decreased from $25.9 million for the year ended December 31, 2001 to $11.2 million for the year ended December 31, 2002. Average borrowings decreased 20%, decreasing interest expense by $4.1 million. On December 27, 2001, we issued investment grade asset backed bonds with a blended coupon spread of 75 basis points over LIBOR and, along with a portion of the IPO proceeds, replaced a debt facility priced at LIBOR plus 175 basis points. The decrease in spreads lowered interest expense by $3.2 million. Salaries and benefits declined $0.8 million. Partially offsetting the decline in interest expense and salaries and benefits was an increase of $1.7 million in long-term incentive compensation in 2002 from $4.9 million in 2001. The increase in long-term incentive compensation is related to the amortization of restricted stock awards and the treatment of dividends on certain shares of common stock securing employee loans as compensation. See Note J to Consolidated Financial Statements. General and administrative expenses increased $1.1 million for the year ended December 31, 2002 as compared to the same period in 2001 primarily due to expenses related to operating as a public company and professional fees associated with problem credits.

Total operating expenses for the year ended December 31, 2001 increased $8.3 million, or 22.7%, to $44.9 million from $36.6 million for the year ended December 31, 2000. The increase was primarily due to increases in salaries and benefits of $1.3 million, or 17.1%, an increase in long-term incentive compensation of $4.9 million from $0 in 2000, and an increase in general and administrative expenses of $2.9 million. The increase in salaries and benefits was due to an increase in employees from 46 at the end of 2000 to 57 at the end of 2001. The increase in long-term incentive compensation was related to the amortization of restricted stock awards, related cash payments to non-executive staff and administrative employees in connection with the cancellation of the stock option plan, related restricted stock awards and dividends on stock used as collateral for non-recourse loans. See Note J to Consolidated Financial Statements. The increase in general and administrative expenses in 2001 as compared to 2000 was due primarily to the growth in size and scope of our business activities.

Net operating income before investment gains and losses for the year ended December 31, 2002 totaled $44.8 million compared with net operating income before investment gains and losses/provision for loan losses of $26.9 million for the year ended December 31, 2001. MCG recognized a net increase in stockholders’ equity from earnings of $3.2 million for the year ended December 31, 2002 compared with net income of $3.8 million for the year ended December 31, 2001.

Net operating income before provision for loan losses for the year ended December 31, 2001 totaled $26.9 million compared with $27.1 million for the year ended December 31, 2000. Net income totaled $3.8 million for the year ended December 31, 2001 and $14.1 million for the year ended December 31, 2000.

Reconciliation of Net Operating Income to Net Increase (Decrease) in Stockholders’ Equity from Earnings (Loss)

Provision for Loan Losses

Because we are a business development company and our investments are carried at fair value, we no longer record a provision for loan losses. See discussion in “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”.

For the periods prior to conversion to a business development company, the provision for loan losses increased $4.9 million from $5.4 million for the year ended December 31, 2000 to $10.3 million for the eleven-month period ended November 30, 2001. In 2001, the increase in the provision for loan losses was attributable to growth in the portfolio and declining economic conditions. Industry conditions in certain subsectors of our communications portfolio deteriorated throughout 2001 and the publishing industry experienced weakened advertising sales associated with a cyclical downturn.

Realized Gains (Losses) on Investments and Net Unrealized Appreciation (Depreciation) on Investments

Realized losses for the year ended December 31, 2002 totaled $9.6 million related to the acquisition in satisfaction of outstanding indebtedness of the assets of one of our portfolio companies, ValuePage Holdings Inc. Realized losses for the year ended December 31, 2001 totaled $1.7 million and represented impairment write-offs on equity investments. Net unrealized depreciation on investments for the year ended December 31, 2002 of $31.9 million reflects the change in fair value primarily for assets in the publishing, telecommunications and security alarm sectors.

The net change in unrealized depreciation on investments of $31.9 million for the year ended December 31, 2002 consisted of $3.6 million of gross appreciation and $35.5 million of gross depreciation, net of $9.6 million of unrealized depreciation reversed and recorded as realized losses during 2002. The appreciation occurred primarily in two of our telecommunications investments, Talk America Holdings, Inc., which appreciated $2.2 million and Manhattan Telecommunications Corporation, which appreciated $0.5 million. Pressure on the earnings of nine of our portfolio companies account for approximately 85% of the gross depreciation. Six of these portfolio companies in the publishing industry, which derive substantial advertising revenues from telecom, technology and financial services firms, have experienced a disproportionately negative impact from the current advertising recession. The largest of these decreases was attributable to a $10.1 million decrease in the value of UMAC, Inc., which is controlled by MCG. The other three portfolio companies in the telecommunications industry have suffered from significant competitive pressure from low cost and prepaid cellular calling plans. Of the total $35.5 million of gross depreciation, $17.3 million is related to non-accrual loans, $0.7 million is related to accruing loans and $17.5 million is related to equity investments.

Realized losses totaled $1.7 million for the eleven-month period ended November 30, 2001 and represented impairment write-offs on equity investments. For the year ended December 31, 2000, net realized gains totaled $2.1 million and were primarily related to net gains on the sale of warrants during the year.

Net unrealized depreciation on investments of $1.3 million for the one-month period ended December 31, 2001 reflects the change in fair value for all investments from the date of conversion to a business development company. Prior to conversion, only certain investments were carried at fair value. Net unrealized depreciation on investments were $1.6 million for the eleven-month period ended November 30, 2001 and were related to the write down in the fair market value of certain warrants accounted for in accordance with SFAS No. 133 and 138.

The following table summarizes our realized gains and losses on investments for the years ended December 31, 2002, 2001 and 2000:

MCG Capital Corporation

Summary of Realized Gains and Losses on Investments

		Post-IPO as a Business Development Company		Pre-IPO prior to becoming a Business Development Company
(dollars in thousands)	Sector	Year Ended December 31, 2002	One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001	Year Ended December 31,
Portfolio Company					2001	2000
Realized (losses) on loans
ValuePage Holdings, Inc.	Telecommunications	$(9,617)	$—	$—	$—	$—

Total realized (losses) on loans		(9,617)	—	—	—	—

Realized gains (losses) on equity investments
MacDonald Communications Corporation	Publishing	—	—	(1,000)	(1,000)
Biznessonline.com, Inc.	Telecommunications			—		(500)
BuyMedia Inc.	Other	—	—			2,468
Other		—	—	(715)	(715)	131

Total realized gains (losses) on equity investments		—	—	(1,715)	(1,715)	2,099

Realized gains (losses) on investments		$(9,617)	$—	$(1,715)	$(1,715)	$2,099

The following table summarizes our unrealized appreciation and depreciation on investments for the years ended December 31, 2002 and 2001. There was no unrealized appreciation or depreciation recorded on investments prior to 2001:

MCG Capital Corporation

Summary of Unrealized Appreciation and Depreciation on Investments

		Post-IPO as a Business Development Company		Pre-IPO prior to becoming a Business Development Company
(dollars in thousands) Portfolio Company	Sector	Year Ended December 31, 2002	One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001	Year Ended December 31, 2001
Unrealized appreciation on equity investments
Talk America Holdings, Inc.	Telecommunications	$2,164	$70	$—	$70
Creatas, L.L.C.	Information Services	—	365	—	365
Manhattan Telecommunications Corporation	Telecommunications	511	—	—	—
R.R. Bowker LLC	Information Services	256	—	—	—
IDS Telcom LLC	Telecommunications	—	—	333	333
Other		638	246	524	770

Unrealized appreciation on investments		3,569	681	857	1,538

Unrealized depreciation on loans
VS&A-PBI Holding LLC	Publishing	(7,901)	—	—	—
Intellisec Holdings, Inc.	Security Alarm	(5,276)	—	—	—
AMI Telecommunications Corporation	Telecommunications	(5,143)	—	—	—
ValuePage Holdings, Inc.	Telecommunications	(4,984)	—	—	—
Rising Tide Holdings LLC	Publishing	(1,235)	—	—	—
Corporate Legal Times	Publishing	(780)	—	—	—
NBG Radio Network, Inc.	Broadcasting	(574)	—	—	—
THE Journal, LLC	Publishing	(539)	(1,096)	—	(1,096)
Images.com, Inc.	Information Services	(527)	—	—	—
Other		(603)	—	—	—

Total unrealized depreciation on loans		(27,562)	(1,096)	—	(1,096)

Unrealized depreciation on equity investments
UMAC, Inc.	Publishing	$(10,107)	$—	$—	$—
Working Mother Media, Inc.	Publishing	(2,540)	—	—	—
AMI Telecommunications Corporation	Telecommunications	(1,100)	—	—	—
Creatas, L.L.C.	Information Services	(458)	—	—	—
Fawcette Technical Publications Holding	Publishing	(410)	—	—	—
Sunshine Media Delaware, LLC	Publishing	(410)	—	—	—
Biznessonline.com, Inc.	Telecommunications	(379)	—	(15)	(15)
nii communications, inc.	Telecommunications	(322)	(20)	—	(20)
Miles Media Group, Inc.	Publishing	(321)	(2)	—	(2)
CCG Consulting, LLC	Other	(294)	—	—	—
Unifocus, Inc	Information Services	(217)	—	—	—
Corporate Legal Times	Publishing	(166)	(26)	—	(26)
New Century Companies, Inc.	Other	(161)	(456)	—	(456)
FTI Technologies Holdings, Inc.	Technology	—	—	(2,029)	(2,029)
Manhattan Telecommunications Corporation	Telecommunications	—	(71)	(354)	(425)
Other		(658)	(305)	(47)	(352)

Total unrealized depreciation on equity investments		(17,543)	(880)	(2,445)	(3,325)

Unrealized depreciation on investments		(45,105)	(1,976)	(2,445)	(4,421)
Reversal of unrealized depreciation*
ValuePage Holdings, Inc.	Telecommunications	9,617	—	—	—

Total unrealized depreciation		(35,488)	(1,976)	(2,445)	(4,421)

Net change in unrealized depreciation on investments		$(31,919)	$(1,295)	$(1,588)	$(2,883)

*	When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

Income Taxes

Through December 31, 2001, we were taxed under Subchapter C of the Internal Revenue Code. We will elect to be a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election will be effective as of January 1, 2002, and will not be subject to taxation of income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements.

Our effective tax rates for the periods ended December 31, 2001, November 30, 2001, and December 31, 2000 were 21.8%, 41.0%, and 40.7%, respectively. The effective rates include both federal and state income tax components. The decrease in the effective rate for the one-month period ended December 31, 2001 is due to the change in accounting for income taxes in connection with the conversion to a business development company. Certain differences between book and tax accounting, relating primarily to the tax treatment of long-term incentive compensation, are no longer reflected as deferred tax expenses or benefits.

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

Cumulative Effect of Business Development Company Conversion	(Dollars in millions)
Effect of recording loans at fair value	$(10.1)
Effect of recording equity investments at fair value	(1.0)
Elimination of allowance for loan losses	5.5
Elimination of certain deferred taxes	1.1

$(4.5)

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Cash, Securitization Accounts

At December 31, 2002 and December 31, 2001, we had $9.4 million and $43.3 million, respectively, in cash and cash equivalents. In addition, at December 31, 2002 and December 31, 2001, we had $43.2 million and $4.9 million, respectively, in cash, securitization accounts. We invest cash on hand in interest bearing deposit accounts with daily sweep features. On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and a concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million (net proceeds totaling $216.8 million). On June 17, 2002, we raised an additional $54.0 million in gross proceeds (net proceeds of approximately $50.3 million) as the result of an additional public stock offering. Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans. We are required to use a portion these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements and operations.

Liquidity and Capital Resources

We expect our cash on hand and cash generated from operations, including the portion of the cash in securitization accounts that will be released to us, to be adequate to meet our cash needs at our current level of operations, including the next twelve months. We generally fund new originations using cash on hand, advances under our credit facilities and equity financings.

As of December 31, 2002, we had unused commitments to extend credit to our customers of $14.8 million, which are not reflected on our balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants and limitations which include restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 Notes we may issue from time to time, the unused portion of our borrowing facility totaled $76.3 million. See “Borrowings” section below for discussion of our borrowing facilities.

The following table shows our contractual obligations as of December 31, 2002:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(b)	$363.8	$66.4	$226.8	$70.6	$—
Future minimum rental obligations	13.6	1.2	2.5	2.6	7.3

Total contractual obligations	$377.4	$67.6	$229.3	$73.2	$7.3

(a) This excludes the unused commitments to extend credit to our customers of $14.8 million as discussed above.

(b)    Borrowings under the Revolving Credit Facility are listed based on the contractual maturity of the facility. Repayments of the Series 2001-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of December 31, 2002, this ratio was 204%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio, we anticipate needing to raise additional capital from various sources, including the public and private equity markets and the securitization or other debt-related markets.

Borrowings

On December 27, 2001, we established the MCG Commercial Loan Trust 2001—1 (the “Trust”), which issued two classes of Series 2001—1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets which were contributed by us and totaled $295.7 million as of December 31, 2002 and $349.5 million as of December 31, 2001. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the “Series 2001—1 Class A Asset Backed Bonds” and “Series 2001—1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of December 31, 2002, $240.1 million of the Series 2001—1 Notes were outstanding and $265.2 million were outstanding as of December 31, 2001. The Series 2001—1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001—1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200.0 million of Series 2000—1 Class A Notes (the “Series 2000—1 Notes” or “Series 2000—1 Class A Asset Backed Securities”). As of December 31, 2002, $123.7 million of the Series 2000—1 Notes were outstanding with one investor and, as of December 31, 2001,

$22.6 million were outstanding with one investor. As of December 31, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25.0 million as part of the $200.0 million total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000—1 Notes. The Revolving Credit Facility was secured by $224.6 million of commercial loans as of December 31, 2002 and $71.7 million of commercial loans as of December 31, 2001. This increase was due primarily to borrowings associated with new investment originations. We are subject to certain limitations on the amount of Series 2000—1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $30.0 million (subject to increase upon occurrence of an event of default) prior to July 8, 2002 and $75.0 million as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000—1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility, and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. The Series 2000—1 Notes bear interest based on a commercial paper rate plus 1.0% and interest is payable monthly. This facility matures on July 7, 2005 or sooner (but not earlier than July 7, 2003), if Wachovia Bank does not renew the liquidity support that it provides to the commercial paper conduit, which is the lender under this facility.

In February 2003, we amended the Revolving Credit Facility agreements. Prior to the February 2003 amendment, the Revolving Credit Facility required us among other things to maintain an average trailing twelve month portfolio charged-off ratio of 3% or less. At December 31, 2002, this ratio was 3.31%. The amendment increased this ratio to 7% for any date prior to and including June 30, 2003 and decreased this ratio to 3% thereafter. This amendment also included a waiver with respect to the applicability of the charge-off ratio for periods prior to February 2003. Additionally, this amendment required us to increase the amount of collateral held by the noteholders by pledging the MCG Commercial Loan Trust 2001-1 Class C Notes, which we own.

The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly-owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

At December 31, 2002, we had aggregate outstanding borrowings of $363.8 million. The following table shows the facility amounts and outstanding borrowings at December 31, 2002:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate(a)
Series 2001-1 Class A Asset Backed Bonds	$204.7	$204.7	2.43%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	3.58
Series 2000-1 Class A Asset Backed Securities	200.0	123.7	2.61

Total borrowings	$440.1	$363.8	2.60%

(a) Excludes the cost of commitment fees and other facility fees.

At December 31, 2001, we had aggregate outstanding borrowings of $287.8 million. The following table shows the facility amounts and outstanding borrowings at December 31, 2001:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate(a)
Series 2001-1 Class A Asset Backed Bonds	$229.8	$229.8	2.50%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	3.65
Series 2000-1 Class A Asset Backed Securities	200.0	22.6	3.06

Total borrowings	$465.2	$287.8	2.69%

(a) Excludes the cost of commitment fees and other facility fees.

See Note C to the Consolidated Financial Statements for further discussion of our borrowings.

Dividends

The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount
December 18, 2002	December 30, 2002	January 30, 2003	$0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$2.62

The aggregate dividend of $0.86 per share in December 2001 consisted of a dividend of $0.25 per share for the fourth quarter of 2001 and an additional dividend of $0.61 per share representing the distribution of substantially all of our earnings and profits since inception through December 31, 2001. The aggregate dividend of $0.46 declared in September 2002 consisted of a dividend of $0.43 per share for the third quarter of 2002 and an additional dividend of $0.03 per share which represented the remaining distribution of our earnings and profits since inception through December 31, 2001. The aggregate dividend declared in December 2001 along with the $0.03 dividend declared in September, 2002 were required for us to qualify as a regulated investment company. Dividends are paid on all shares including restricted stock.

Related Party Transactions

Prior to election to be regulated as a business development company, we terminated our stock option plan and adopted a restricted stock program under which we issued 1,539,851 shares of restricted common stock to employees and directors. The total number of shares issued for the termination of the option plan was based upon the Black-Scholes option-pricing model and assumptions and approved by our board of directors. See Note J to Consolidated Financial Statements.

Immediately prior to our initial public offering, we issued 68,930 shares of common stock for the termination of all warrants held by Wachovia Corporation related to the management buyout in 1998 without regard to exercise price. At that time, Wachovia Corporation was also a shareholder. The total number of shares issued for the termination of the warrants was based on the Black-Scholes option-pricing model and assumptions negotiated with Wachovia Corporation and approved by our board of directors. In addition, we have a $200 million variable series securitization facility and a $265.2 million term funding securitization agreement that were arranged by Wachovia Securities, an affiliate of Wachovia Corporation. Interest paid to an affiliate of Wachovia Corporation holding the Series 2000-1 Notes under the variable series securitization facility totaled $4.9 million for the year ended December 31, 2001.

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

Income Recognition

Interest on commercial loans is computed by methods that generally result in level rates of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

In accordance with GAAP, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. However, in certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $27.2 million or 4.0% of our portfolio of investments as of December 31, 2002 and $14.2 million or 2.3% of our portfolio of investments as of December 31, 2001.

PIK related activity for the year ended December 31, 2002 follows:

(in millions)
PIK loan balance December 31, 2001	$14.2
PIK interest earned during the year ended December 31, 2002	16.2
Change in interest receivable on PIK loans	(0.1)
Principal payments of cash on PIK loans	(3.1)

PIK loan balance December 31, 2002	$27.2

Additional principal collections during the year ended December 31, 2002 from customers with PIK related loans up to the amount of such PIK loan balance	$4.3

As of December 31, 2002, 87.8% of the $27.2 million of PIK loans outstanding have an investment rating of 3 or better and as of December 31, 2001, 98.8% of the $14.2 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $12.8 million and $12.1 million of unearned fees as of December 31, 2002 and 2001, respectively. We recognized $5.7 million of these fees in income during 2002 and $4.8 million of these fees in income during 2001.

Valuation of Investments

At December 31, 2002, approximately 92% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

Valuation of Loans and Debt Securities

As a general rule, we do not value our loans or debt securities above cost, but loans and debt securities will be subject to fair value write-downs when the asset is considered impaired. In many cases, our loan agreements allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer’s business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer’s plan.

Valuation of Equity Securities

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

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans assumed by third parties equaling $520.1 million at December 31, 2002 and $421.1 million at December 31, 2001. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on our operations or financial position. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Recent Developments

In January 2003, we completed a transaction to sell the debt securities of one of our portfolio companies, VS&A-PBI Holding LLC, at a price below par. The sale was the result of an agreement between the senior lending syndicate and the equity sponsor. Our debt securities had a fair value of $4.5 million and unrealized depreciation of $7.9 million as of December 31, 2002. In conjunction with this transaction, we expect to realize this loss in the first quarter of 2003 and expect this realized loss to be offset by the reversal of related unrealized depreciation. Accordingly, we expect no material impact to our overall earnings in the first quarter of 2003 as a result of this transaction.

In February 2003, we completed a transaction to acquire the assets of one of our portfolio companies, NBG Radio Networks, Inc., in satisfaction of debt. The assets will be held and operated through a separate portfolio company controlled by us. Our investment had a fair value of $6.1 million and unrealized depreciation of $0.6 million as of December 31, 2002. In conjunction with this transaction, we expect to realize this loss in the first quarter of 2003 and expect this realized loss to offset the reversal of the unrealized depreciation. Accordingly, we expect no material impact to our overall earnings in the first quarter of 2003 as a result of this transaction.

Also in February 2003, we converted $7.5 million of the senior debt of one of our portfolio companies, AMI Telecommunications, Inc., to equity. As of December 31, 2002, our investment in this senior debt had unrealized depreciation of $5.1 million. In conjunction with this transaction, we expect to realize this loss in the first quarter of 2003 and expect this realized loss to offset the reversal of the unrealized depreciation. Accordingly, we expect no material impact to our overall earnings in the first quarter of 2003 as a result of this transaction.

In February 2003, we amended certain agreements governing the Revolving Credit Facility. The amendment and other information related to this facility are further discussed in the Borrowings section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note C to the Consolidated Financial Statements.

In March 2003, one of our portfolio companies, Intellisec Holdings, Inc., emerged from bankruptcy and our loans to Intellisec were converted to common and preferred stock. As of December 31, 2002, our senior debt and debtor in possession financing had a combined value of $4.4 million and unrealized depreciation of $5.3 million. In conjunction with this event, we expect to realize this loss in the first quarter of 2003 and expect this realized loss to offset the reversal of the unrealized depreciation. Accordingly, we expect no material impact to our overall earnings in the first quarter of 2003 as a result of this transaction.

In March 2003, one of our portfolio companies, NOW Communications, Inc., filed for voluntary reorganization under Chapter 11 of the federal bankruptcy code. This action appears to have been taken because of a dispute with an unsecured service provider. We believe that we are adequately secured and we expect no material impact to our overall earnings resulting from this action.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Annual Report, including our financial statements and the related notes and the schedules and exhibits to this Annual Report.

Risks Related to Our Business and Financial Results

We have a limited operating history as a business development company and as a regulated investment company, which may impair your ability to assess our prospects.

Prior to our initial public offering in December 2001, we had not operated as a business development company under the Investment Company Act of 1940 or as a regulated investment company under Subchapter M of the Internal Revenue Code. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. In addition, prior to our initial public offering, our management had no prior experience managing a business development company or regulated investment company. We cannot assure you that we will be able to operate successfully as a business development company and a regulated investment company.

Because there is generally no established market for which to value our investments, our board of directors’ determination of their values may differ materially from the values that a ready market or third party would attribute to these investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily ascertainable market value, at fair value as determined by our board. We are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that we believe has decreased in value. Because there is typically no public market for the loans and equity securities of the companies in which we invest, our board will determine the fair value of these loans and equity securities pursuant to our valuation policy. These determinations of fair value necessarily will be somewhat subjective. Accordingly, these values may differ materially from the values that would be determined by a third party or placed on the portfolio if there existed a market for our loans and equity securities.

We make loans to and invest in privately owned small- and medium-sized companies, which may default on their loans, thereby reducing or eliminating the return on our investments.

Our portfolio primarily consists of loans to and securities issued by small- and medium-sized privately owned businesses. Compared to larger publicly owned firms, these companies may be more vulnerable to economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position, and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Typically, they also depend for their success on the management talents and efforts of an individual or a small group of persons. The death, disability or resignation of any of their key employees could harm their financial condition. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any collateral for the loan.

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

If the industry sectors in which our portfolio is concentrated experience adverse economic or business conditions, our operating results may be negatively impacted.

Our customers are primarily in the communications, information services, media and technology industry sectors. These customers can experience adverse business conditions or risks related to their industries. See “Business—Market Opportunity” for a discussion of the types of businesses in each sector that we target.

•	Many media companies rely on advertising, which tends to be cyclical and influenced by macro-economic factors, as their primary revenue stream. In addition, many media companies are subject to risks associated with the increasing cost of raw material commodities such as paper, printing and postage, and broadcasters are subject to the risks associated with a regulated environment. Over the last twelve to eighteen months, we have been negatively affected by our customers in the magazine publishing sector, in particular those with substantial exposure to financial services, telecommunications and technology advertising. These advertising categories have experienced steeper declines in this economic recession than the general advertising market.

•	Communications companies often have high customer acquisition costs and require significant liquidity. As a result, these companies require significant infusions of capital and would be adversely affected by a disruption in their ability to raise capital. In addition, such companies are subject to the risks associated with a changing regulatory environment. Much of the current difficulty facing the industry is a function of overcapacity and speculation by investors related to ongoing deregulation and future demand related to the internet and emerging broadband applications.

•	Information services businesses are subject to risks associated with their dependence on intellectual property assets. If their ability to access critical intellectual property rights is impaired, their businesses could be suddenly and adversely affected. Other risks for information services businesses include the possibility of innovations that render certain services obsolete.

•	Providers of technology may experience significant costs in keeping their products and services technologically up-to-date. Some also have high fixed costs and capital expenditure requirements that require significant access to capital.

Accordingly, if our customers suffer (as some customers currently are) due to these adverse business conditions or risks or due to economic slowdowns or downturns in these industry sectors, we will be more vulnerable to losses in our portfolio and our operating results may be negatively impacted. Furthermore, if demand for financing by existing and new customers in these industries declines, we may not be able to increase our lending and investment volume and our operating results will be adversely affected.

The current economic recession or any future economic recessions or downturns could impair our customers’ ability to repay our loans, harm our operating results and reduce our volume of new loans.

Many of our customers may be susceptible to the current economic recession or any future economic recessions or downturns and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. The current economic recession has led, and any future economic recessions could lead, to financial losses in our portfolio and a decrease in net income. Unfavorable economic conditions could also lead to a decrease in revenues and assets.

Our customers are primarily concentrated in the communications, information services, media and technology industry sectors. Accordingly, an economic downturn could disproportionately impact these industry sectors causing us to be more vulnerable to losses in our portfolio and experience diminished demand for capital in these industry sectors and, consequently, our operating results may be negatively impacted.

At December 31, 2002, there were $21.5 million of loans, or approximately 3.1% of the investment portfolio, greater than 60 days past due all of which were on non-accrual status. At December 31, 2002, there were $42.7 million of loans, or approximately 6.2% of the investment portfolio, on non-accrual status. The non-accrual and past due loans primarily represented borrowers in the publishing, telecommunications and paging businesses. Our investment portfolio has experienced a decline in value as a result of the current economic recession. For the year ended December 31, 2002, the net unrealized depreciation on our investments was $31.9 million. Approximately 85% of the investment decline in value can be attributed to pressure on the earnings of nine portfolio companies in the publishing and telecommunications industries.

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

We will elect to be taxed for federal income tax purposes as a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election will be effective as of January 1, 2002. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, as well as if we continue to qualify as a business development company, we will qualify to be a regulated investment company and will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a regulated investment company. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income, we generally will be subject to a 4% excise tax. See “Regulation as a Business Development Company” and “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company”.

Because we will distribute substantially all of our income to our stockholders, we will continue to need additional capital to finance our growth. If additional capital is unavailable or not available on favorable terms, our ability to grow will be impaired.

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

As of December 31, 2002, we had $363.8 million of outstanding borrowings under our securitization facilities. As a result, our current financial structure has a high proportion of debt and our debt service is substantial. As of December 31, 2002, the weighted average annual interest rate on all of our outstanding borrowings was 2.60%. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2002 total assets of at least 1.27%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and we do not hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $189.3 million as of December 31, 2002.

Our securitization facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated revenue in excess of consolidated interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our consolidated revenue would cause net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At December 31, 2002, this ratio was approximately 204%.

If we are not able to refinance our debt or able to do so on favorable terms, we would not be able to operate our business in the ordinary course.

Our $200 million variable funding securitization facility is scheduled to terminate on July 7, 2005, or sooner (but not earlier than July 7, 2003) if the liquidity support provided to the facility is not renewed. Our $265.2 million securitization facility is scheduled to terminate on February 20, 2013 or sooner upon repayment of our borrowings. We cannot assure you that we will be able to extend the terms of these facilities or obtain sufficient funds to repay any amounts outstanding under these facilities before they expire or terminate either from a replacement facility or alternative debt or equity financing. If we are unable to repay amounts outstanding under these facilities and are declared in default or are unable to refinance these facilities, we would not be able to operate our business in the regular course. Even if we are able to refinance our debt, we may not be able to do so on favorable terms.

You may not receive distributions.

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Regulation as a Business Development Company”. Also, restrictions and provisions in our securitization facilities limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. See “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company”. We cannot assure you that you will receive any distributions or distributions at a particular level.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income in advance of receiving cash payment, and are separately identified on our consolidated statements of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain our status as a regulated investment company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company”.

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

Our future success depends to a significant extent on the continued services of Bryan J. Mitchell, our Chief Executive Officer, Steven F. Tunney, our President and Chief Operating Officer, B. Hagen Saville, one of our Executive Vice Presidents, and Robert J. Merrick, our Chief Credit Officer, as well as other key personnel. Mr. Mitchell was diagnosed in May 1999 with adenocarcinoma, a form of colon cancer, for which he was treated through surgery and a series of post-operative treatments that ended in December 1999. Mr. Mitchell’s illness is in remission and has not significantly impaired his ability to perform his duties. The loss of any of these key employees would likely have a significant detrimental effect on our business. In addition, if any two of Mr. Mitchell, Mr. Saville, Mr. Tunney or Mr. Merrick cease to be actively involved in our management, the lender under one of our securitization facilities could, absent a waiver or cure, replace us as the servicer of the loans and declare a default.

Fluctuations in interest rates could adversely affect our income.

A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. Approximately 88% of the loans in our portfolio, based on amounts outstanding as of December 31, 2002, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 12% were at fixed rates. From April 1, 2001 to December 31, 2002, three-month LIBOR has declined from 4.90% to 1.38%. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce.

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

The Bush Administration dividend proposal could negatively impact the market perception of our stock relative to the stocks of non-RIC corporations.

Recently, the Bush Administration proposed legislation intended to exempt from income taxation dividends that shareholders receive out of earnings that have been subject to corporate-level taxation. Since the earnings of RICs generally are not subject to corporate-level taxation because of the dividends-paid deduction, the proposal may not apply to some or all dividends paid by RICs. If such legislation were enacted, it could cause investors to view the stocks of certain non-RIC corporations as more attractive relative to the stocks of RICs. We cannot predict whether this proposal will be enacted or in what form it might be enacted. We cannot predict what impact this proposal or any subsequent legislation might have on the value of our stock. There may be other current or from time to time future legislation that may impact the market perception of our stock relative to other investments.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Over 83% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 26% of our loan portfolio has a LIBOR floor, at various levels. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our outstanding commercial loans and our outstanding borrowings at December 31, 2002 and 2001:

	2002		2001
(dollars in millions)	Commercial Loans	Borrowings	Commercial Loans	Borrowings
Prime Rate	$28.8	$—	$31.1	$—
30-Day LIBOR	39.6	—	19.2	—
60-Day LIBOR	—	—	2.3	—
90-Day LIBOR	518.9	240.1	539.6	265.2
Commercial Paper Rate	—	123.7	—	22.6
Fixed Rate	81.5	—	3.8	—

Total	$668.8	$363.8	$596.0	$287.8

Based on our December 31, 2002 balance sheet, for a 100 basis point increase in interest rates, our annual interest income would increase by $4.4 million and our annual interest expense would increase by $3.6 million resulting in an increase in annual net income of $0.8 million, assuming no changes in our investments or borrowing structure. Due to the imposition of LIBOR floors, the impact of an additional 100 basis point increase is different from the first 100 basis point change discussed in the preceding sentence. For that additional 100 basis point increase in interest rates, our annual interest income would increase an additional $5.3 million resulting in an increase in annual net income of an additional $1.7 million, assuming no changes in our investments or borrowing structure. For a 100 basis point decrease in interest rates, our annual interest income would decrease by $4.3 million and our annual interest expense would decrease by $3.6 million, resulting in a decrease in annual net income of $0.7 million, assuming no changes in our investment and borrowing structure.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Auditors	48
Consolidated Balance Sheets as of December 31, 2002 and 2001	49
Consolidated Statements of Operations for the year ended December 31, 2002, the one month ended December 31, 2001, the eleven months ended November 30, 2001, and the year ended December 31, 2000	50
Consolidated Statements of Stockholders’ Equity from December 31, 1999 through 2002	51
Consolidated Statements of Cash Flows for the year ended December 31, 2002, the one month ended December 31, 2001, the eleven months ended November 30, 2001, and the year ended December 31, 2000	52
Consolidated Schedules of Investments as of December 31, 2002 and 2001	53
Notes to Consolidated Financial Statements	61

Report of Independent Auditors

Board of Directors and Shareholders

MCG Capital Corporation

We have audited the accompanying consolidated balance sheets of MCG Capital Corporation as of December 31, 2002 and 2001, including the consolidated schedules of investments, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2002, the one-month period ended December 31, 2001, the eleven-month period ended November 30, 2001, and the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002, the one-month period ended December 31, 2001, the eleven-month period ended November 30, 2001, and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

/s/ Ernst & Young LLP

McLean, Virginia

February 14, 2003

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2002	2001
Assets
Cash and cash equivalents	$9,389	$43,264
Cash, securitization accounts	43,170	4,884
Investments:
Commercial loans, at fair value (cost of $694,977 and $604,232)	668,803	596,002
Investments in equity securities—at fair value (cost of $37,014 and $24,173)	20,067	21,201
Unearned income on commercial loans	(12,778)	(12,134)

Total investments	676,092	605,069
Interest receivable	5,866	5,623
Other assets	10,476	14,226

Total assets	$744,993	$673,066

Liabilities
Borrowings	$363,838	$287,808
Interest payable	1,527	408
Dividends payable	13,129	24,327
Other liabilities	5,249	8,150

Total liabilities	383,743	320,693

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 100,000 shares, 31,259 issued and outstanding on December 31, 2002 and 28,287 issued and outstanding on December 31, 2001	313	283
Paid-in capital	419,961	370,087
Stockholder loans	(5,513)	(6,510)
Unearned compensation—restricted stock	(8,566)	(13,077)
Distributions (in excess of) less than earnings	(1,824)	12,792
Net unrealized depreciation on investments	(43,121)	(11,202)

Total stockholders’ equity	361,250	352,373

Total liabilities and stockholders’ equity	$744,993	$673,066

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Post IPO as a Business Development Company		Pre IPO prior to becoming a Business Development Company
	Year Ended December 31, 2002	One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001	Year Ended December 31, 2000
Operating income
Interest and fees on commercial loans	$72,399	$5,949	$64,032	$62,621
Advisory fees and other income	4,534	63	1,757	1,129

Total operating income	76,933	6,012	65,789	63,750

Operating expenses
Interest expense	11,157	1,198	24,661	26,648
Employee compensation:
Salaries and benefits	8,082	884	8,038	7,626
Long-term incentive compensation	6,627	4,944	—	—

Total employee compensation	14,709	5,828	8,038	7,626
General and administrative expense	6,316	594	4,619	2,413

Total operating expenses	32,182	7,620	37,318	36,687

Net operating income (loss) before investment gains and losses/provision for loan losses	44,751	(1,608)	28,471	27,063

Provision for loan losses	—	—	(10,275)	(5,421)
Realized gains (losses) on investments	(9,617)	—	(1,715)	2,099
Net change in unrealized appreciation (depreciation) on investments	(31,919)	(1,295)	(1,588)	—

Income (loss) from operations before income taxes (benefit) and cumulative effect of accounting change	3,215	(2,903)	14,893	23,741
Income tax expense (benefit)	—	(633)	6,114	9,670

Income (loss) before cumulative effect of accounting change	3,215	(2,270)	8,779	14,071
Cumulative effect of accounting change, net of taxes of $1,223	—	—	1,777	—
Cumulative effect of conversion to business development company	—	(4,472)	—	—

Net increase (decrease) in stockholders’ equity resulting from earnings (loss) / net income	$3,215	$(6,742)	$10,556	$14,071

Income (loss) per common share before cumulative effect of accounting change basic and diluted	$0.11	$(0.08)	$0.69	$1.35
Earnings (loss) per common share basic and diluted	$0.11	$(0.25)	$0.83	$1.35
Cash dividends declared	$1.76	$0.86	—	—
Weighted average common shares outstanding	28,539	26,814	12,757	10,435
Weighted average common shares outstanding and dilutive common stock equivalents	28,570	26,814	12,775	10,453

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Paid-in Capital	Stockholder Loans	Unearned Compensation- Restricted stock	Distributions (in excess of) less than earnings	Net Unrealized Depreciation on Investments	Cumulative Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 1999	7,422	$74	$68,341	$(600)	$—	$6,442	$—	$—	$74,257
Net increase in stockholders’ equity resulting from earnings/net income						14,071			14,071
Issuance of common stock
Capital call	1,550	16	15,484						15,500
Private stock placement	4,700	47	69,789						69,836
Repurchase of common stock (Class A and Class D)	(1,000)	(10)	(14,990)						(15,000)
Unrealized gains on securities, net of taxes of $260								381	381
Issuance of stockholder loans				(147)					(147)

Balance December 31, 2000	12,672	127	138,624	(747)	—	20,513	—	381	158,898

Net increase in stockholders’ equity resulting from earnings/net income						10,556			10,556
Net change in unrealized appreciation (depreciation) on investments, net of income taxes of $518								(761)	(761)

Balance November 30, 2001	12,672	127	138,624	(747)	—	31,069	—	(380)	168,693

Issuance of restricted stock awards	1,615	16	14,811	(5,763)	(14,580)				(5,516)
Issuance of shares in IPO, net of costs	14,000	140	216,652						216,792
Reclassification to net unrealized depreciation on investments upon conversion to business development company						9,907	(9,907)	380	380
Net decrease in stockholders’ equity resulting from earnings/net income (loss)						(5,447)	(1,295)		(6,742)
Dividends declared, $0.86 per share						(22,737)			(22,737)
Amortization of restricted stock awards					1,503				1,503

Balance December 31, 2001	28,287	283	370,087	(6,510)	(13,077)	12,792	(11,202)	—	352,373

Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						35,134	(31,919)		3,215
Issuance of common shares, net of costs	3,000	30	50,220						50,250
Dividends declared, $1.76 per share						(49,750)			(49,750)
Dividend reinvestment	20		313						313
Amortization of restricted stock awards					3,988				3,988
Employee forfeiture of restricted shares	(48)		(659)	207	523				71
Payments on employee loans				790					790

Balance December 31, 2002	31,259	$313	$419,961	$(5,513)	$(8,566)	$(1,824)	$(43,121)	$—	$361,250

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Post IPO as a Business Development Company		Pre IPO prior to becoming a Business Development Company
	Year Ended December 31, 2002	One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001	Year Ended December 31, 2000
Operating activities
Net increase (decrease) in stockholders’ equity resulting from earnings/net income	$3,215	$(6,742)	$10,556	$14,071
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from earnings/net income to net cash provided by operating activities:
Provision for loan losses	—	—	10,275	5,421
Cumulative effect of accounting change from conversion to business development company	—	4,472	—	—
Depreciation and amortization	411	56	523	445
Amortization of restricted stock awards	3,988	1,751	—	—
Amortization of deferred debt issuance costs	1,984	205	1,860	1,625
Realized losses on investment	9,617	—	1,715	(2,099)
Net change in unrealized depreciation (appreciation) on investments	31,919	1,295	(1,412)	—
Increase in cash—securitization accounts from interest collections	(8,214)	(623)	(151)	(669)
(Increase) decrease in interest receivable	(167)	628	23	(2,481)
Increase in accrued payment-in-kind interest	(13,001)	(412)	(10,030)	(5,379)
Increase (decrease) in unearned income	(1,725)	(227)	(719)	2,211
(Increase) decrease in other assets	2,234	3,502	(3,130)	(1,704)
Increase (decrease) in interest payable	1,119	(794)	(611)	416
Increase (decrease) in other liabilities	(256)	(1,187)	3,122	6,245

Net cash provided by operating activities	31,124	1,924	12,021	18,102

Investing activities
Originations, draws and advances on loans	(168,277)	(30,149)	(151,420)	(276,666)
Principal payments on loans	75,478	20,191	37,746	88,702
Net increase in equity investments	(5,111)	—	(506)	(2,576)
Proceeds from the sale of investment securities	—		—	2,099
Proceeds from the sale of foreclosed property	—	—	3,000	—
Purchase of premises, equipment and software	(780)	(3)	(405)	(431)

Net cash used in investing activities	(98,690)	(9,961)	(111,585)	(188,872)

Financing activities
Net proceeds (payments) from borrowings	76,176	(182,515)	111,728	108,616
Increase in cash—securitization cash accounts designated for paydown of principal on debt	(30,217)	(1,104)	(533)	(42)
Payment of financing costs	(28)	(3,513)	(282)	(1,957)
Repurchase of common stock	—	—	—	(15,000)
Issuance of common stock, net of costs	50,563	216,792	—	85,336
Dividends paid	(63,593)		—	—
Repayment (issuance) of loans granted to officers/shareholders	790	(5,763)	—	(147)

Net cash provided by financing activities	33,691	23,897	110,913	176,806

Increase in cash and cash equivalents	(33,875)	15,860	11,349	6,036
Cash and cash equivalents at beginning of period	43,264	27,404	16,055	10,019

Cash and cash equivalents at end of period	$9,389	$43,264	$27,404	$16,055

Supplemental disclosures
Interest paid	$8,055	$1,786	$23,413	$24,607
Income taxes paid (received)	(2,907)	885	6,036	7,295

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(Dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31,
			2002		2001
Portfolio Company			Cost	Fair Value	Cost	Fair Value
Newspaper:

American Consolidated Media Inc.(1)	Senior Debt		$20,000	$20,000	—	—

Badoud Enterprises, Inc.(1)	Senior Debt		9,569	9,569	$11,320	$11,320

Brookings Newspapers, L.L.C.(1)	Senior Debt		3,100	3,100	3,500	3,500

Community Media Group, Inc.(1)	Senior Debt		11,653	11,653	13,505	13,505

Country Media, Inc.(12)	Senior Debt		7,669	7,669	8,448	8,448

	Common Stock	6.3%	100	171	100	205

Creative Loafing, Inc.(1)	Senior Debt		15,150	15,150	16,795	16,795

Crescent Publishing Company LLC(1)	Senior Debt		14,223	14,223	13,700	13,700

The Joseph F. Biddle Publishing Company(1)	Senior Debt		11,905	11,905	14,207	14,207

The Korea Times Los Angeles, Inc.	Senior Debt		11,327	11,327	11,927	11,927

McGinnis-Johnson Consulting, LLC(1)	Subordinated Debt		9,105	9,105	7,828	7,828

Minnesota Publishers, Inc.(1)	Senior Debt		14,250	14,250	14,250	14,250

Murphy McGinnis Media, Inc.(1)	Senior Debt		20,817	20,817	14,000	14,000

Pacific-Sierra Publishing, Inc.	Senior Debt		24,003	24,003	24,160	24,160

Stonebridge Press, Inc.(1)	Senior Debt		6,010	6,010	5,473	5,473

21st Century Newspapers, Inc.	Subordinated Debt		20,962	20,962	—	—

	Common Stock	1.0%	452	659	—	—

Wyoming Newspapers, Inc.(1)	Senior Debt		11,916	11,916	12,563	12,563

Total Newspaper			212,211	212,489	171,776	171,881

Publishing:

Boucher Communications, Inc.(1)	Senior Debt		2,150	2,150	2,450	2,450

	Stock Appreciation Rights		—	317	—	297

Canon Communications LLC and Chemical Week Publishing L.L.C.(1)	Subordinated Debt		15,551	15,551	—	—

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(Dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31,
			2002		2001
Portfolio Company			Cost	Fair Value	Cost	Fair Value
Corporate Legal Times L.L.C.(7)(11)	Senior Debt		$5,578	$4,798	$4,813	$4,813

	LLC Interest	51.7%	233	—	—	—

	Warrants to purchase membership interest in LLC	0.0%	—	—	153	86

Dowden Health Media, Inc.	Senior Debt		1,100	1,100	1,500	1,500

Edgell Communications, Inc.(1)	Senior Debt		—	—	520	520

Fawcette Technical Publications Holding(1)	Senior Debt		18,700	18,700	14,787	14,787

	Warrants to purchase Common Stock	38.9%	519	109	519	519

Halcyon Business Publications, Inc.	Senior Debt		—	—	275	275

Media Central LLC	Senior Debt		—	—	10,000	10,000

Miles Media Group, Inc.(1)	Senior Debt		7,821	7,821	7,850	7,850

	Warrants to purchase Common Stock	12.4%	20	169	20	490

Newsletter Holdings, LLC(1)	Senior Debt		—	—	1,340	1,340

Pfingsten Publishing, LLC(1)	Senior Debt		9,400	9,400	10,250	10,250

Rising Tide Holdings LLC(1)(7)	Senior Debt		3,085	350	3,097	1,597

	Warrants to purchase membership interest in LLC	6.5%	—	—	—	—

Sabot Publishing, Inc.(1)	Senior Debt		10,169	10,169	9,800	9,800

	Warrants to purchase Common Stock	1.8%	—	34	—	—

Sunshine Media Delaware, LLC(1)(12)	Senior Debt		12,520	12,520	13,094	13,094

	Class A LLC Interest	12.8%	500	143	500	553

	Warrants to purchase Class B LLC interest	100.0%	—	—	—	—

THE Journal, LLC(7)	Senior Debt		3,266	1,631	3,196	2,100

UMAC, Inc.(3)(7)(10)	Common Stock	100.0%	10,611	504	8,360	8,360

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(Dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31,
			2002		2001
Portfolio Company			Cost	Fair Value	Cost	Fair Value

VS&A-PBI Holding LLC(1)(7)	Senior Debt		$12,375	$4,474	$12,375	$12,375

	LLC Interest	0.8%	500	—	500	—

Wiesner Publishing Company, LLC(1)	Senior Debt		5,500	5,500	—	—

	Subordinated Debt		5,559	5,559	—	—

	Warrants to Purchase membership interest in LLC	15.0%	406	468	—	—

Witter Publishing Co., Inc.	Senior Debt		2,724	2,724	2,747	2,747

	Warrants to purchase Common Stock	9.5%	87	160	78	76

Working Mother Media, Inc.(2)(7)(10)	Senior Debt		6,991	6,991	6,718	6,718

	Preferred Stock Class A	98.5%	6,565	4,028	4,497	4,497

	Preferred Stock Class B	100.0%	1	—	1	1

	Preferred Stock Class C	100.0%	1	—	1	1

	Common Stock	51.0%	1	—	1	1

Total Publishing			141,933	115,370	119,442	117,097

Broadcasting:

Amalfi Coast, L.L.C.(1)	Senior Debt		13,000	13,000	13,000	13,000

Costa De Oro Television, Inc.	Senior Debt		6,500	6,500	5,011	5,011

dick clark productions, inc.	Subordinated Debt		15,507	15,507	—	—

	Warrants to purchase Common Stock	5.8%	858	823	—	—

	Common Stock	0.3%	113	76	—	—

JMP Media, L.L.C.(1)	Senior Debt		13,566	13,566	15,781	15,781

NBG Radio Network, Inc.(1)(7)	Senior Debt		6,706	6,131	6,298	6,298

	Warrants to purchase Common Stock	25.0%	—	—	—	—

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(Dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31,
			2002		2001
Portfolio Company			Cost	Fair Value	Cost	Fair Value

New Vision Broadcasting, LLC(1)	Senior Debt		$27,500	$27,500	—	—

New Northwest Broadcasters LLC(1)	Senior Debt		11,139	11,139	$10,853	$10,853

Total Broadcasting			94,889	94,242	50,943	50,943

Telecommunications:

AMI Telecommunications	Senior Debt		10,637	5,494	10,715	10,715
Corporation(1)(7)(11)	Common Stock	5.1%	200	—	200	—

	Preferred Stock	37.5%	1,100	—	—	—

Biznessonline.com, Inc.(1)(10)	Senior Debt		14,928	14,784	13,529	13,529

	Common Stock	3.6%	18	1	18	27

	Preferred Stock	100.0%	2,864	—	2,864	100

	Warrants to purchase Common Stock	48.2%	253	—	253	253

Bridgecom Holdings, Inc.(1)	Senior Debt		21,656	21,656	17,969	17,969

	Warrants to purchase Common Stock	13.2%	—	228	—	—

I-55 Internet Services, Inc.	Senior Debt		3,023	3,023	3,623	3,623

	Warrants to purchase Common Stock	7.5%	—	—	—	—

IDS Telcom LLC	Senior Debt		18,247	18,247	17,039	17,039

	Warrants to purchase membership interest in LLC	11.0%	375	633	376	637

Joseph C. Millstone	Senior Debt		500	500	500	500

Manhattan Telecommunications Corporation(1)	Senior Debt		24,890	24,890	22,975	22,975

	Warrants to purchase Common Stock	17.5%	754	1,155	754	644

Midwest Towers Partners, LLC(1)	Senior Debt		16,962	16,962	16,307	16,307

nii communications, inc.(1)	Senior Debt		7,007	7,007	5,565	5,565

	Common Stock	3.1%	400	111	400	162

	Warrants to purchase Common Stock	35.3%	1,095	1,068	747	991

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments

(Dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31,
			2002		2001
Portfolio Company			Cost	Fair Value	Cost	Fair Value

NOW Communications, Inc.(1)	Senior Debt		$4,446	$4,446	$4,367	$4,367

	Warrants to purchase Common Stock	10.0%	—	—	—	—

Powercom Corporation(1)	Senior Debt		3,166	3,166	3,917	3,917

	Warrants to purchase Class A Common Stock	9.6%	139	59	139	105

Talk America Holdings, Inc.(1)(7)	Senior Debt		—	—	17,500	17,500

	Common Stock	1.7%	1,150	2,568	1,050	482

	Warrants to purchase Common Stock	0.7%	25	178	25	—

Telecomm South, LLC(4)(7)(10)	Senior Debt		3,695	3,256	—	—

	LLC Interest	100.0%	10	—	—	—

Tower Resource	Senior Debt		2,668	2,668	1,573	1,573
Management, Inc.	Warrants to purchase Common Stock	8.9%	—	—	—	—

ValuePage Holdings, Inc.(1)(4)	Senior Debt		—	—	13,105	8,472

WirelessLines, Inc.(1)(7)	Senior Debt		6,150	6,150	6,150	6,150

	Warrants to purchase Common Stock	5.0%	—	—	—	—

Total Telecommunications			146,358	138,250	161,660	153,602

Information Services:

Cambridge Information Group, Inc.(1)	Senior Debt		17,971	17,971	19,334	19,334

Creatas, L.L.C.(1)(12)	Senior Debt		13,120	13,120	13,664	13,664

	LLC Interest	20.0%	100	7	100	465

Eli Research, Inc.(1)	Senior Debt		10,013	10,013	—	—

	Warrants to purchase Common Stock	3.0%	—	—	—	—

Images.com, Inc.	Senior Debt		3,000	2,473	2,775	2,775

Information Today, Inc.	Senior Debt		9,600	9,600	7,500	7,500

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments—(Continued)

(Dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31,
			2002		2001
Portfolio Company			Cost	Fair Value	Cost	Fair Value

R.R. Bowker LLC	Senior Debt		$10,625	$10,625	$15,000	$15,000

	Warrants to purchase membership interest in LLC	14.0%	882	1,138	882	882

Robert N. Snyder	Senior Debt		1,300	1,300	1,300	1,300

TGI Group, LLC	Senior Debt		6,295	6,295	7,920	7,920

	Warrants to purchase membership interest in LLC	5.0%	126	—	126	23

Unifocus, Inc.(1)	Senior Debt		3,605	3,605	3,300	3,300

	Warrants to purchase Common Stock and LLC interests	20.0%	247	260	139	369

Total Information Services			76,884	76,407	72,040	72,532

Technology:

The Adrenaline Group, Inc.(1)	Senior Debt		—	—	750	750

	Common Stock	2.7%	—	12	—	—

	Warrants to purchase Common Stock	0.0%	—	—	—	—

Dakota Imaging, Inc.	Senior Debt		6,639	6,639	—	—

	Warrants to purchase Common Stock	9.4%	188	78	—	—

FTI Technologies Holdings, Inc.(1)	Senior Debt		21,150	21,150	20,500	20,500

	Warrants to purchase Common Stock	4.2%	—	—	—	—

Netplexus Corporation(1)(12)	Senior Debt		2,014	995	3,500	2,500

	Preferred Stock	51.0%	766	—	766	—

	Warrants to purchase Class A Common Stock	4.8%	—	—	—	—

Systems Xcellence USA, Inc.(1)	Senior Debt		7,600	7,600	—	—

	Warrants to purchase Common Stock	3.1%	—	—	—	—

Total Technology			38,357	36,474	25,516	23,750

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments—(Continued)

(Dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31,
			2002		2001
Portfolio Company			Cost	Fair Value	Cost	Fair Value

Security Alarm:

Alarm Management II LLC(1)	Senior Debt		—	—	$1,800	$1,800

Barcom Electronic Inc.	Senior Debt		$3,727	$3,727	3,911	3,911

Copperstate Technologies, Inc.(5)(10)	Senior Debt		1,015	1,015	—	—

	Class A Common Stock	93.0%	2,000	2,000	—	—

	Class B Common Stock	100.0%	—	—	—	—

	Warrants to purchase Class B Common Stock	100.0%	—	—	—	—

Intellisec Holdings, Inc.(1)(5)(6)(7)(8)	Debtor in Possession Financing		1,067	1,067	—	—

	Senior Debt		8,631	3,355	14,265	14,265

	Warrants to purchase Common Stock	5.2%	—	—	—	—

Interactive Business	Senior Debt		75	75	—	—
Solutions, Inc.(6)(10)	Common Stock	100.0%	2,750	2,675	—	—

Kings III of America, Inc., North America	Senior Debt		—	—	4,997	4,997

Total Security Alarm			19,265	13,914	24,973	24,973

Other:

BuyMedia Inc.(7)	Warrants to purchase Common Stock	1.5%	—	—	—	42

CCG Consulting, LLC	Senior Debt		1,416	1,416	1,293	1,293

	Warrants to purchase membership interest in LLC	13.8%	—	—	—	294

	Option to purchase additional LLC interest	5.5%	—	—	—	—

Connective Corp.(7)	Common Stock	0.2%	57	5	57	13

The e-Media Club, LLC(7)	LLC Interest	0.8%	90	22	90	90

Executive Enterprise Institute, LLC(7)(12)	LLC Interest	10.0%	301	—	301	167

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments—(Continued)

(Dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31,
			2002		2001
Portfolio Company			Cost	Fair Value	Cost	Fair Value

Jeffrey A. Stern(7)	Senior Debt		$73	$73	$157	$157

New Century Companies, Inc.(7)	Common Stock	2.5%	157	175	157	294

	Preferred Stock	26.0%	—	25	—	42

	Warrants to purchase Common Stock	0.5%	—	8	—	33

Total Other			2,094	1,724	2,055	2,425

Total Investments			$731,991	$688,870	$628,405	$617,203

Unearned income			(12,778)	(12,778)	(12,134)	(12,134)

Total Investments net of unearned income			$719,213	$676,092	$616,271	$605,069

(1)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(2)	In August 2001, we foreclosed on the assets of MacDonald Communication Corporation and transferred them to Working Mother Media, Inc. (formerly WMAC, Inc.), a majority owned subsidiary of MCG Finance I, LLC (formerly MCG Finance Corporation).
(3)	In September 2001, we foreclosed on the assets of Upside Media, Inc. and transferred them to UMAC, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC (formerly MCG Finance Corporation).
(4)	In July 2002, we acquired the assets of ValuePage Holdings, Inc. in satisfaction of debt and transferred them to Telecomm South, LLC, which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(5)	In August 2002, we acquired the Arizona division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Copperstate Technologies, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(6)	In October 2002, we acquired the North Carolina division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Interactive Business Solutions, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(7)	Non-income producing at December 31, 2002.
(8)	The Debtor In Possession Financing portion of our Intellisec Holdings, Inc. investment is senior to the Senior Debt in bankruptcy proceedings.
(9)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company’s most recent public filings with the SEC.
(10)	This is a “majority owned company.” Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(11)	This is a “controlled company.” Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(12)	This is an “other affiliate.” Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.

See notes to consolidated financial statements.

MCG Capital Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note A—Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

MCG Capital Corporation (“MCG” or the “Company” or “Parent” or “we”) is a solutions-focused financial services company that provides financing and advisory services to companies throughout the United States in the communications, information services, media and technology industry sectors. Prior to its name change effective June 14, 2001, the Company’s legal name was MCG Credit Corporation. On December 4, 2001, MCG completed an initial public offering (“IPO”) of 13,375,000 shares of common stock and a concurrent private offering of 625,000 shares of common stock. Upon completion of the offerings, the Company became a non-diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company will elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of our corporate income tax return for 2002 which election will be effective January 1, 2002. On June 17, 2002, MCG raised $54,000 of gross proceeds in an additional public offering by selling 3,000,000 shares of common stock at an offering price of $18 per share.

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

Conversion to Business Development Company

The results of operations for 2001 are divided into two periods. The eleven-month period, representing the period January 1, 2001 through November 30, 2001, reflects the Company’s results prior to operating as a business development company under the Investment Company Act of 1940, as amended. The one-month period ended December 31, 2001, reflects the Company’s results as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the consolidated financial statements beginning December 1, 2001 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and accounting for income taxes—see corresponding sections below for further discussion.

The cumulative effect adjustment for the one-month period ended December 31, 2001 reflects the effects of conversion to a business development company as follows:

Cumulative Effect of Business Development Company Conversion
Effect of recording loans at fair value	$(10,048)
Effect of recording equity investments at fair value	(1,013)
Elimination of allowance for loan losses	5,519
Elimination of certain taxes	1,070

$(4,472)

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Use of estimates

These financial statements are prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Income recognition

Interest on commercial loans is computed by methods that generally result in level rates of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

In accordance with Generally Accepted Accounting Principles (GAAP), we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. The increases in loan balances as a result of contracted PIK arrangements are included in income in advance of receiving cash payment, and are separately identified on our consolidated statements of cash flows. PIK interest accrued net of payments and debt to equity conversions for the year ended December 31, 2002, the one-month period ended December 31, 2001, the eleven month period ended November 30, 2001, and the year ended December 31, 2000, was $13,001, $412, $10,030, and $5,379, respectively.

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our Board of Directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $12,778 and $12,134 of unearned fees as of December 31, 2002 and December 31, 2001, respectively. We recognized $5,746 of these fees in income during 2002 and $4,782 of these fees in income during 2001.

In certain investment transactions, we perform investment banking and other advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

Valuation of Investments

As a business development company under the Investment Company Act of 1940, all of the Company’s investments must be carried at market value or fair value as determined by our Board of Directors for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Beginning December 1, 2001, portfolio assets for which market prices are available are valued at those prices. However, most of our assets were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by our Board of Directors under our valuation policy. The valuation committee of our Board of Directors reviews our loans and investments and makes recommendations to our Board of Directors.

At December 31, 2002, approximately 92% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

As a general rule, we do not value our loans or debt securities above cost, but loans and debt securities will be subject to fair value write-downs when the asset is considered impaired. In many cases, our loan agreements allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer’s business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer’s plan.

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

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Securitization Transactions

Periodically, the Company transfers pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans assumed by third parties equaling $520,090 at December 31, 2002 and $421,147 at December 31, 2001. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on the operations or financial position of the Company. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Cash and cash equivalents

Cash and cash equivalents as presented in the balance sheet and the statement of cash flows includes bank checking accounts, highly liquid investments with original maturities of 90 days or less, and interest bearing deposits collateralized by marketable debt securities.

Cash, securitization accounts

Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans. The Company is required to use a portion these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements.

Commercial loans

Loan balances include the accretion of contracted PIK interest which represents the portion of contractual interest added to the loan balance and due at the end of the loan term. This PIK receivable totaled $27,246 and $14,245 at December 31, 2002 and 2001, respectively. Net unearned income includes unearned fees net of direct loan origination costs totaling $12,778 and $12,134 at December 31, 2002 and 2001, respectively. Unearned fees net of direct loan origination costs are amortized over the term of the related loan using the effective interest method for amortizing term loans and the straight-line method for revolving loans, which approximates the effective interest method. In general, our commercial loans are collateralized by all of the tangible and intangible property of our borrowers.

Allowance for loan losses

Prior to conversion to a business development company, an allowance for loan losses was maintained to absorb anticipated future losses, net of recoveries, in the existing loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management maintains a loan risk management system whereby each lending relationship is assigned a credit risk rating. These ratings are continuously evaluated and adjusted to reflect the current credit risk of the borrower. In evaluating the adequacy of the allowance for loan losses, management estimated, based on historical experience, the probability of a default and the amount of loss in the event of default. Management considered the following factors: the condition of the industries and geographic areas experiencing or expected to experience particular economic adversities; trends in delinquencies, bankruptcies and non-performing loans; trends in loan volume and size of credit risks; the degree of risk in the composition of the loan portfolio; current and anticipated economic conditions; credit evaluations; and, underwriting policies. Beginning December 31, 2001, when MCG converted to a business development

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

company, anticipated future loan losses are recognized by recording unrealized depreciation on such asset when such asset is determined to decrease in value. See discussion in the “Valuation of Investments” section above for more detail on the valuation process for loans.

Investments in equity securities

Investments in equity securities represent our ownership of warrants and other equity interests received or purchased primarily as part of loan arrangements. Under business development company accounting, all equity investments are carried at fair value with any adjustments recorded in the statement of operations, combined with adjustments in the fair value of investments in loans, as investment gains (losses)—unrealized.

Prior to the business development company conversion, purchased equity investments in non-publicly traded securities where the Company does not exercise significant influence were carried at cost. Losses on these investments were recorded if values were believed to be other than temporarily impaired. Impairment losses of $1,715 and $500 were recorded in the periods ended November 30, 2001, and December 31, 2000, respectively. See discussion in the “Income recognition” section above for the accounting policy for warrants and other equity interests received as part of loan origination activities.

Equity investments in publicly traded securities where the Company did not exercise significant influence over the issuer of the securities were accounted for as available for sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) and carried at market value. As of December 31, 2000, the Company held $1,690 of investments in marketable equity securities classified as securities available for sale under SFAS 115. Under SFAS 115, these securities were stated at their fair value, with unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income. As of November 30, 2001 and December 31, 2000, the gross unrealized gains on available for sale securities were $(638) and $641, respectively, with the gains shown as a separate component of stockholders’ equity, net of taxes.

See discussion in the “Derivative Instruments” section below for the accounting policy for certain warrants during the eleven month period ended November 30, 2001.

Debt issuance costs

Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts, $2,735 at December 31, 2002 and $4,691 at December 31, 2001, net of accumulated amortization, are included in other assets in the consolidated balance sheet and are amortized into the consolidated statement of operations as interest expense ratably over the contractual term of the borrowing on a method that approximates the effective interest method. Accumulated amortization was $7,809 and $5,825 at December 31, 2002 and 2001, respectively.

Stock-based compensation

The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting recommended by SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for valuing employee stock options. Under APB 25, no compensation expense was recognized for the Company’s stock option plan. The Company no longer has a stock option plan.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Income taxes

Through December 31, 2001 we were taxed under Subchapter C of the Internal Revenue Code. We will elect to be a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election will be effective as of January 1, 2002, and provided we continue to qualify as a RIC, our income generally will not be subject to Federal taxation to the extent such income is distributed to stockholders. MCG will be subject to U.S. federal income taxes on pre-January 1, 2012 sales of investments for which the fair value was in excess of our tax basis as of January 1, 2002, which approximated $2,788. Prior to conversion to a business development company, deferred tax assets and liabilities were determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and were measured at the enacted rates that will be in effect when these differences reverse.

Upon conversion to a business development company, all deferred tax assets and liabilities were eliminated, except those related to built-in gains and those that were expected to reverse during the one-month period ended December 31, 2001. As of December 31, 2002, tax assets of $978 represent estimated refunds on prior year payments and on prior year refunds and are included in other assets in the consolidated financial statements. Deferred tax liabilities of $1,085 at December 31, 2002 represent taxes on built-in gains on equity investments and are included in other liabilities in the consolidated financial statements.

Earnings per share

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing such net income by the sum of the weighted average number of shares outstanding for the period, the dilutive effect of potential shares that could occur upon exercise of common stock options and the dilutive impact of unvested restricted stock.

Segments

The Company lends to and invests in customers in various sectors of the communications, information services, media, and technology industry sectors. MCG separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships have similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

Derivative Instruments

On January 1, 2001, the Company was required to adopt the provisions of Financial Accounting Standards Board Statements No. 133 and 138, “Accounting for Derivative Instruments and Hedging Activities” (“the Statements”). The Statements require recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges, including derivatives embedded in other financial instruments where the changes in the fair value of the derivative are not closely related to changes in the fair value of the host instrument, must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

At January 1, 2001, the Company held financial instruments in the form of equity warrants that qualified as derivatives under the Statements with an estimated fair value of $3,825 and a book value of $825. The difference between the two amounts, $3,000, was recognized as an asset on January 1, 2001 with the related income reported as a cumulative effect of a change in accounting principle, net of tax. Changes in the fair value of these financial instruments, as well as any other financial instruments entered into which qualify as derivatives under the Statements which do not qualify for hedge accounting, were reflected in the statement of operations for 2001. During the eleven months ended November 30, 2001, the fair value of financial instruments that qualify as derivatives under the Statements decreased by $1,588 and is reflected on the statement of operations under the caption “Investment gains (losses)—unrealized.”

Upon conversion to a business development company, all investments, including all derivative investments, are carried at fair value.

New Accounting Pronouncement

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Amortization of goodwill totaled $27, $284 and $274 for the one-month ended December 31, 2001, the eleven months ended November 30, 2001 and the year ended December 31, 2000, respectively. If goodwill amortization expense had not been recorded, MCG’s net income would have increased by $16, $167 and $163 for the one-month period ended December 31, 2001, the eleven-month period ended November 30, 2001, and the year ended December 31, 2000, respectively. Basic and diluted earnings (loss) per share would have remained at $(0.25) for the one-month period ended December 31, 2001 and increased to $0.84 and $1.36 for the eleven-month period ended November 30, 2001 and the year ended December 31, 2000, respectively. Effective January 1, 2002, the Company adopted the provisions of FAS 142 and ceased amortization of goodwill. The adoption of FAS 142 did not have a material impact on the Company’s financial position or results of operations. In accordance with FAS 142, the Company has tested its intangible assets with indefinite lives for impairment and determined that there was no impairment. As of December 31, 2002, the balance of goodwill was $3,850 and is included in Other assets on the Consolidated Balance Sheets. The amount of amortization that would have been recorded had we not adopted FAS 142 would have been $323 for the year ended December 31, 2002.

Reclassifications

Certain prior period information has been reclassified to conform to current year presentation.

Note B—Investments

At December 31, 2002 and 2001, investments consisted of the following:

	2002		2001
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$694,977	$668,803	$604,232	$596,002
Investments in equity securities	37,014	20,067	24,173	21,201
Unearned income	(12,778)	(12,778)	(12,134)	(12,134)

Total	$719,213	$676,092	$616,271	$605,069

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

MCG’s customer base includes primarily small- and medium-sized private companies in the communications, information services, media and technology industry sectors. The proceeds of the loans to these companies are generally used for buyouts, growth, acquisitions, liquidity, refinancings and restructurings. In addition, we have occasionally made loans to individuals who are principals in these companies where the proceeds are used by or in connection with the operations or capitalization of such companies. Our debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 400 to 1400 basis points above LIBOR, a portion of which may be deferred. At December 31, 2002, approximately 88% of loans in the portfolio were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 12% were at fixed rates. In addition, approximately 26% of the loan portfolio has floors of between 2% and 3% on the LIBOR base index. The company’s loans generally have stated maturities at origination that range from 3 to 7 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

At December 31, 2002, approximately 56% of MCG’s loans had associated detachable warrants or an option to purchase warrants, appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. In some cases, some or all of the deferred interest may be exchanged as the exercise price for the option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow MCG to register the securities after public offerings.

The composition of MCG’s portfolio of publicly and non-publicly traded securities as of December 31, 2002 and 2001 at cost and fair value was as follows:

	2002		2001
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Senior Debt	$628,293	85.8%	$596,404	94.9%
Subordinated Debt	66,684	9.1%	7,828	1.2%
Equity	31,040	4.3%	19,962	3.2%
Warrants to Acquire Equity	5,974	0.8%	4,211	0.7%
Equity Appreciation Rights	0	0.0%	0	0.0%

Total	$731,991	100.0%	$628,405	100.0%

	2002		2001
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior Debt	$602,119	87.4%	$588,174	95.3%
Subordinated Debt	66,684	9.7%	7,828	1.2%
Equity	13,182	1.9%	15,460	2.5%
Warrants to Acquire Equity	6,568	1.0%	5,444	0.9%
Equity Appreciation Rights	317	0.0%	297	0.1%

Total	$688,870	100.0%	$617,203	100.0%

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Set forth below is a table showing the composition of MCG’s portfolio by industry sector at cost and fair value as of December 31, 2002 and 2001:

	2002		2001
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Media
Newspaper	$212,211	29.0%	$171,776	27.3%
Publishing	141,933	19.4%	119,442	19.0%
Broadcasting	94,889	13.0%	50,943	8.1%
Telecommunications	146,358	20.0%	161,660	25.7%
Information Services	76,884	10.5%	72,040	11.5%
Technology	38,357	5.2%	25,516	4.1%
Security Alarm	19,265	2.6%	24,973	4.0%
Other	2,094	0.3%	2,055	0.3%

Total	$731,991	100.0%	$628,405	100.0%

	2002		2001
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Media
Newspaper	$212,489	30.8%	$171,881	27.8%
Publishing	115,370	16.7%	117,097	19.0%
Broadcasting	94,242	13.7%	50,943	8.3%
Telecommunications	138,250	20.1%	153,602	24.9%
Information Services	76,407	11.1%	72,532	11.8%
Technology	36,474	5.3%	23,750	3.8%
Security Alarm	13,914	2.0%	24,973	4.0%
Other	1,724	0.3%	2,425	0.4%

Total	$688,870	100.0%	$617,203	100.0%

MCG recorded charge-offs of $14,840 against the allowance for loan losses prior to the conversion to a business development company. The following is a summary of changes in the allowance for loan losses:

For periods ended	November 30, 2001	December 31, 2000
Balance at beginning of period	$10,084	$4,663
Provision for loan losses	10,275	5,421
Charge-offs	(14,840)	—

Balance at end of period	$5,519	$10,084

At December 31, 2002, there were $21,527 of loans greater than 60 days past due and $42,703 of loans on non-accrual status. At December 31, 2001, there were $8,630 of loans greater than 60 days past due and $157 of loans on non-accrual status. At December 31, 2000 there were no loans greater than 60 days past due or on non-accrual status.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note C—Borrowings

On June 24, 1998, one of our subsidiaries entered into a $400,000 senior secured credit facility (the “Facility”). The lead bank for this Facility, Heller Financial, Inc. (“Heller”), held 334,566 Class A shares and 677,934 Class D shares at December 31, 2000 which it purchased, along with Goldman Sachs, at our inception. On October 25, 2001, Heller was acquired by GE Capital. During 2001, the proceeds from our IPO and the sale of loans to the Trust were used to pay off the Facility’s outstanding balance of $342,712. This Facility has been repaid in full and is no longer in place.

As of June 1, 2000, we established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200,000 of Series 2000—1 Class A Notes (the “Series 2000—1 Notes” or “Series 2000—1 Class A Asset Backed Securities”). As of December 31, 2002, $123,718 of the Series 2000—1 Notes were outstanding with one investor and as of December 31, 2001 $22,585 were outstanding with one investor. As of December 31, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25,000 as part of the $200,000 total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000—1 Notes. The Revolving Credit Facility was secured by $224,620 of commercial loans as of December 31, 2002 and $71,659 of commercial loans as of December 31, 2001. We are subject to certain limitations on the amount of Series 2000—1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $30,000 (subject to increase upon occurrence of an event of default) prior to July 8, 2002 and $75,000 as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000—1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. The Series 2000—1 Notes bear interest based on a commercial paper rate plus 1.0% and interest is payable monthly. This facility matures on July 7, 2005 or sooner (but not earlier than July 7, 2003), if Wachovia Bank does not renew the liquidity support that it provides to the commercial paper conduit, which is the lender under this facility.

In February 2003, we amended the Revolving Credit Facility agreements. Prior to the February 2003 amendment, the Revolving Credit Facility required us among other things to maintain an average trailing twelve month portfolio charged-off ratio of 3% or less. At December 31, 2002, this ratio was 3.31%. The amendment increased this ratio to 7% for any date prior to and including June 30, 2003 and decreased this ratio to 3% thereafter. This amendment also included a waiver with respect to the applicability of the charge-off ratio for periods prior to February 2003. Additionally, this amendment required us to increase the amount of collateral held by the noteholders by pledging the MCG Commercial Loan Trust 2001-1 Class C Notes, which we own.

On December 27, 2001, we established the MCG Commercial Loan Trust 2001—1 (the “Trust”), which issued two classes of Series 2001—1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets, totaling $295,470 as of December 31, 2002 and $349,488 as of December 31, 2001. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Borrowing repayments based on the contractual principal collections of the loans which comprise the collateral would be:

2003	$66,439
2004	58,730
2005	44,365
2006	46,712
2007	23,874

Total	$240,120

Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

The Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A (the “Series 2001—1 Class A Asset Backed Bonds” and “Series 2001—1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of December 31, 2002, $240,120 of the Series 2001—1 Notes were outstanding, of which $204,757 were Class A Notes and $35,363 were Class B Notes. As of December 31, 2001, $265,223 of the Series 2001—1 Notes were outstanding, of which $229,860 were Class A Notes and $35,363 were Class B Notes. The Series 2001—1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001—1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly-owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Outstandings under the Revolving Credit Facility and the Trust Notes as of December 31, 2002 and 2001 by interest rate benchmark were as follows:

	2002	2001
90-day LIBOR	$240,120	$265,223
CP Rate	123,718	22,585

Total	$363,838	$287,808

The maximum outstandings under the Heller Facility during the years ended December 31, 2001 and 2000 were $345,146 and $321,198, respectively, and the average outstandings were $308,576 and $282,353, respectively. The weighted average interest rates, excluding the amortization of deferred financing costs, for the years ended December 31, 2001 and 2000 were 6.1% and 8.5%, respectively. The interest rate was 8.7% at December 31, 2000. The Heller Facility was paid off prior to December 31, 2001.

The maximum outstandings under the Notes issued by the Revolving Credit Facility during the years ended December 31, 2002, 2001 and 2000 were $124,126, $126,800 and $66,661, respectively, and the average outstandings were $73,539, $92,275, and $13,511, respectively. The weighted average interest rates, excluding the amortization of deferred financing costs, for the years ended December 31, 2002, 2001 and 2000 were 3.3%, 5.2% and 8.5%, respectively, and the interest rates at December 31, 2002, 2001 and 2000 were 2.8%, 4.9% and 8.1%, respectively.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

The maximum outstandings under the Swingline Notes during the year ended December 31, 2002 was $22,900 and the average outstandings were $773. The maximum outstandings under the Swingline Notes during the year ended December 31, 2001 was $21,200 and the average outstandings were $480. The weighted average interest rate for the year ended December 31, 2002 was 2.8%.

The maximum outstandings under the Notes issued by the Trust during the years ended December 31, 2002 and 2001 was $265,223 and the average outstandings were $251,957 and $3,633, respectively. The weighted average interest rate, excluding the amortization of deferred financing costs, for the years ended December 31, 2002 and 2001 was 2.6% and 2.7%, respectively. The interest rates at December 31, 2002 and 2001 were 2.6% and 2.7%, respectively.

Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans the Company may leverage as collateral, the unused amount under the Revolving Credit Facility totaled $76,282 and $177,415 at December 31, 2002 and December 31, 2001, respectively.

For the above borrowings, the fair value of the borrowings approximates cost.

Note D—Capital Stock

On December 4, 2001, the Company completed its IPO and sold 13,375,000 shares of its common stock at a price of $17.00 per share ($15.90 net of underwriting discount). MCG also completed a concurrent private offering of 625,000 shares at a price of $15.90 per share. On June 17, 2002, the Company raised $54,000 of gross proceeds in an additional public offering by selling 3,000,000 shares of its common stock at a price of $18.00 per share ($17.06 net of underwriting discount). Prior to the completion of the Company’s IPO, all outstanding shares of the Company’s Class A, B, D and E common stock converted into 12,671,887 shares of one class of common stock without preference on a one-for-one basis.

Immediately prior to the IPO, the company issued 1,614,781 shares of restricted stock in exchange for all outstanding stock options and warrants held by employees and others.

The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount
December 18, 2002	December 30, 2002	January 30, 2003	$0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

The aggregate dividend of $0.86 per share declared in December 2001 and paid in the first quarter of 2002 consisted of a dividend of $0.25 per share for the fourth quarter of 2001 and an additional dividend of $0.61 per share representing the distribution of substantially all of our earnings and profits since inception through December 31, 2001. The aggregate dividend of $0.46 declared in September 2002 consisted of a dividend of $0.43 per share for the third quarter of 2002 and an additional dividend of $0.03 per share which was the remaining distribution of our earnings and profits since inception through December 31, 2001. The aggregate dividend declared in December 2001 along with the $0.03 dividend declared in September 2002 were required for us to qualify as a regulated investment company.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

MCG has one class of common stock and one class of preferred stock authorized. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, to establish the number of shares to be included in each such series, and to fix the designations, voting powers, preferences, and rights of the shares of each such series, and any qualifications, limitations or restrictions thereof.

Note E—Employee Benefit Plans

MCG sponsors a contributory savings plan and profit-sharing plan. MCG’s savings plan allows all full-time and part-time employees who work at least one thousand hours per year to participate beginning on the first day of the calendar quarter following an employee’s date of hire. MCG matches a portion of the contribution made by employees, which is based upon a percent of defined compensation, to the savings plan. The profit sharing plan allows participation by eligible employees who are on the payroll on the last day of the fiscal year for which the award is granted. Expenses related to the contributory savings plan were $140, $19, $133, and $110 for the periods ended December 31, 2002 and 2001, November 30, 2001, and December 31, 2000, respectively. Expenses related to the profit sharing plan were $327, $72, $222, and $222 for the periods ended December 31, 2002 and 2001, November 30, 2001, and December 31, 2000, respectively.

During 2000, MCG created a deferred compensation plan for key executives that would allow eligible employees to defer a portion of their salary and bonuses to an unfunded deferred compensation plan managed by MCG. Contributions to the plan earn interest at a rate of 2.00% over MCG’s internal cost of funds rate, as defined by the plan. The plan was effective January 1, 2001. There were $98 and $346 of contributions to the plan during the years ended December 31, 2002 and 2001, respectively.

Note F—Income Taxes

Through December 31, 2001 the Company was taxed under Subchapter C of the Internal Revenue Code. We will elect to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election will be effective as of January 1, 2002. Our income therefore generally will not be subject to Federal taxation to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements.

Deferred income taxes prior to conversion to a business development company reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes subsequent to conversion to a business development company reflect taxes on built-in gains on equity investments which amounted to $1,085 at December 31, 2002 and 2001.

MCG CAPITAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Differences between income tax expense (benefit) and the amount computed by applying statutory income tax rates are summarized as follows:

	One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001	Year Ended December 31, 2000
Amounts at statutory federal rates	$(1,016)	$5,213	$8,309
Effect of:
State taxes, net of federal benefit	(176)	901	1,357
Book expenses not deductible as a business development company	559
Other	—	—	4

Income tax expense (benefit)	$(633)	$6,114	$9,670

Taxes currently (receivable) payable	$(138)	$158	$12,317
Deferred income taxes	(495)	5,956	(2,647)

Income tax expense (benefit)	$(633)	$6,114	$9,670

The components of income tax expense (benefit) are as follows:

	One Month Ended December 31, 2001		Eleven Months Ended November 30, 2001		Year Ended December 31, 2000
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(118)	$(422)	$135	$5,077	$9,660	$(2,047)
State	(20)	(73)	23	879	2,657	(600)

	$(138)	$(495)	$158	$5,956	$12,317	$(2,647)

Note G—Commitments and Contingencies

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

The balance of unused commitments to extend credit was $14,764 and $29,352 at December 31, 2002 and 2001, respectively. The estimated fair value of commitments reflects the amount MCG would have to pay a counterparty to assume these obligations and was $74 and $147 at December 31, 2002 and 2001, respectively. These amounts were estimated as the amount of fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties.

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

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Certain premises are leased under agreements which expire at various dates through 2013. Total rent expense amounted to $756, $61, $602, and $505 during the year ended December 31, 2002, one month ended December 31, 2001, eleven months ended November 30, 2001, and year ended December 31, 2000, respectively.

Future minimum rental commitments as of December 31, 2002 for all non-cancelable operating leases with initial or remaining terms of one year or more were as follows:

2003	$1,245
2004	1,248
2005	1,286
2006	1,318
2007 and thereafter	8,506

Total	$13,603

Note H—Concentrations of Credit Risk

MCG’s customers are primarily small- and medium-sized companies serving the media, communications, technology and information services industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value often is vested in intangible assets and intellectual property.

The largest customers vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several customers.

Note I—Related Party Transactions

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

Heller Financial, Inc., a shareholder, provided our primary lending facility prior to December 28, 2001. During 2001 and 2000, interest paid to Heller Financial, Inc., as agent, totaled $20,248 and $23,910, respectively. The facility was paid off on December 28, 2001. Interest paid to the affiliate of Wachovia holding the Master Trust Class A Notes totaled $4,854 and $697, for the years ended December 31, 2001 and 2000, respectively.

Note J—Employee Stock Plans

In June 1998, MCG authorized a stock-based compensation plan (the “1998 Plan”). Since the exercise prices for the stock options were at least equal to the fair value of the stock on the date of grant, no compensation expense has been recognized for the 1998 Plan. If compensation expense for the 1998 Plan had been determined

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

based on the fair value at the grant date, consistent with the method in SFAS No. 123, on a pro forma basis, MCG’s net income would have been reduced by $0, $0, and $357 for the years ended December 31, 2002, 2001 and 2000, respectively. Basic and diluted earnings per share would have been unchanged at $0.11 for the year ended December 31, 2002, unchanged at $0.27 for the year ended December 31, 2001 and reduced to $1.31 per share for the year ended December 31, 2000.

The 1998 Plan authorized MCG to grant options or stock appreciation rights to key personnel for up to 1,586,406 shares of Common Stock. During 2000, the 1998 Plan was amended to increase the number of authorized shares under the plan to 1,936,406. Under this plan, the exercise price of each option is determined by the committee appointed to administer the plan, an option’s maximum term is ten years, and the options vest over a 3-5 year period, either straight-line or cliff vesting.

A summary of the Company’s stock option activity and related information for all stock option plans for the periods ended November 30, 2001 and December 31, 2000 is as follows:

	Eleven-month period ended November 30, 2001		Year ended December 31, 2000
	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price
Outstanding, beginning of period	1,894,406	$24.96	1,326,368	$27.26
Granted	51,500	$15.00	593,538	19.80
Exercised	—	—	—	—
Expired/Cancelled	(1,945,906)	$24.70	(25,500)	24.41
Outstanding, end of period	—	—	1,894,406	24.96

Options exercisable at period-end	—	—	483,505	27.66

Weighted-average fair value of options granted during the period		$5.56		$4.29

The fair value of the options granted was determined using a minimum value calculation for non-public companies assuming an expected life of ten years, a fair value of the stock equal to the exercise price, dividend yield of 0%, and a weighted average risk-free rate of 4.63% and 4.99% for 2001 and 2000, respectively.

Under the 1940 Act, business development companies may maintain either a qualifying stock option plan or a qualifying profit-sharing plan, but not both. Consequently, immediately prior to the Company’s business development company conversion, MCG terminated the stock option plan. In connection with the termination of the plan, MCG issued 1,539,851 shares of restricted common stock to employees and directors. The total number of shares to be issued for the termination of the option plan was based upon the Black-Scholes option-pricing model and assumptions approved by the Board of Directors.

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

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

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

For the restricted common stock for which no return-based criteria apply, compensation expense, equal to the value of the shares at the grant date, is being recorded over the term of the forfeiture provisions. In addition, dividends on all shares that serve as collateral for the notes described above will be recorded as compensation expense until such time as the loans are repaid or the shares are released as collateral. For the year ended December 31, 2002 and the one-month period ended December 31, 2001, MCG recognized $6,627 and $3,340, respectively, in compensation expense for restricted stock and dividends, including those shares granted to directors. No compensation expense was recognized in 2002 or 2001 on restricted common stock with forfeiture conditions related to total return to stockholders.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note K—Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended December 31, 2002, December 31, 2001, November 30, 2001, and December 31, 2000:

	Post-IPO as a Business Development Company		Pre-IPO prior to becoming a Business Development Company
(in thousands except per share amounts)	Year Ended December 31, 2002	One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001	Year Ended December 31, 2000
Basic
Net increase (decrease) in stockholders’ equity resulting from earnings/ net income (loss)	$3,215	$(6,742)	$10,556	$14,071
Weighted average common shares outstanding	28,539	26,814	12,757	10,435
Earnings (loss) per common share-basic	$0.11	$(0.25)	$0.83	$1.35
Diluted
Net increase (decrease) in stockholders’ equity resulting from earnings/ net income (loss)	$3,215	$(6,742)	$10,556	$14,071
Weighted average common shares outstanding	28,539	26,814	12,757	10,435
Dilutive effect of stock options and restricted stock on which forfeiture provisions have not lapsed	31	—	18	18

Weighted average common shares and common stock equivalents	28,570	26,814	12,775	10,453
Earnings (loss) per common share-diluted	$0.11	$(0.25)	$0.83	$1.35

For purposes of calculating earnings per common share, unvested restricted common stock whose forfeiture provisions are solely based on passage of time are included in diluted earnings per common share based on the treasury stock method. No amounts were included in diluted earnings per common share for the one-month period ended December 31, 2001. Unvested restricted common stock whose forfeiture provisions are based on performance criteria are included in diluted earnings per common share when it becomes probable such criteria will be met and is calculated using the treasury stock method. No amounts were included in diluted earnings per common share during the one-month period ended December 31, 2001.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note L—Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters ended with the quarter ended December 31, 2002. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2002
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Operating income	$17,054	$19,433	$20,138	$20,308
Net operating income before investment gains and losses/provision for loan losses	9,955	11,450	11,653	11,693
Income (loss) from operations	3,721	9,426	(3,461)	(6,471)
Net increase (decrease) in stockholders’ equity resulting from earnings (loss)	3,721	9,426	(3,461)	(6,471)
Income (loss) from operations per common share—basic and diluted	$0.14	$0.34	$(0.12)	$(0.22)
Earnings (loss) per common share—basic and diluted	$0.14	$0.34	$(0.12)	$(0.22)

	2001
(in thousands, except per share amounts)	Qtr 1	Qtr 2	Qtr 3	Two Months Ended November 30, 2001	One Month Ended December 31, 2001
Operating income	$17,912	$17,689	$18,725	$11,463	$6,012
Net operating income (loss) before investment gains and losses/provision for loan losses	7,075	7,070	8,179	6,147	(1,608)
Income (loss) from continuing operations	3,553	2,815	(1,074)	3,485	(2,270)
Net income (loss)	5,330	2,815	(1,074)	3,485	(6,742)
Income (loss) from continuing operations per common share—basic	$0.28	$0.22	$(0.08)	$0.27	$(0.08)
Income (loss) from continuing operations per common share—diluted	$0.28	$0.22	$(0.08)	$0.26	$(0.08)
Net income (loss) per common share—basic	$0.42	$0.22	$(0.08)	$0.27	$(0.25)
Net income (loss) per common share—diluted	$0.42	$0.22	$(0.08)	$0.26	$(0.25)

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note M—Financial Highlights

Following is a schedule of financial highlights for the year ended December 31, 2002 and one month ended December 31, 2001:

	Year Ended December 31, 2002	One Month Ended December 31, 2001
Per Share Data(1):
Net asset value at beginning of period	$12.46	$13.31

Net operating income (loss) before investment gains and losses	1.43	(0.05)
Realized losses on investments	(0.31)	—
Increase in unrealized depreciation on investments	(1.02)	(0.05)
Cumulative effect of conversions to a BDC	—	(0.16)
Tax benefit	—	0.02

Net increase in stockholders’ equity resulting from earnings	0.10	(0.24)

Dividends declared(2)	(1.76)	(0.86)
Antidilutive effect of stock offering on distributions	0.08	—
Antidilutive effect of distributions recorded as compensation expense	0.08	0.06

Net decrease in stockholders’ equity resulting from distributions	(1.60)	(0.80)
Net increase in stockholders’ equity resulting from reduction in employee loans	0.03	—

Issuance of shares	4.29	2.18
Dilutive effect of share issuances	(3.85)	(1.04)
Dilutive effect of issuance of restricted stock awards	—	(1.00)
Net increase in stockholders’ equity from restricted stock amortization	0.13	0.05

Net increase in stockholders’ equity resulting from share issuances	0.60	0.19

Net asset value at end of period	$11.56	$12.46

Per share market value at end of period	$10.77	$17.80
Total return(3)	(27.13)%	4.71%
Shares outstanding at end of period	31,259	28,287

Ratio/Supplemental Data:
Net assets at end of period	$361,250	$352,373
Ratio of operating expenses to average net assets	8.56%	2.13%
Ratio of net operating income (loss) to average net assets	11.91%	(0.45)%

(1)	Basic and diluted per share data
(2)	The 2001 dividend represents a distribution of the Company’s accumulated earnings and profits from the period since inception through December 31, 2001. This dividend was required for the Company to qualify as a regulated investment company effective January 1, 2002.
(3)	For 2002, total return equals the decrease of the ending market value over the December 31, 2001 price of $17.80 per share plus dividends paid ($2.20 per share), divided by the beginning price. For 2001, total return equals the increase of the ending market value over the initial public offering price, divided by the initial offering price. Total return is not annualized.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note N—Income From Majority Owned Companies, Controlled Companies and Other Affiliates

The following table summarizes MCG’s income and assets held from Majority Owned Companies, Controlled Companies and Other Affiliates:

	December 31,
	2002	2001
Assets Held:
Majority Owned Companies(a):
Loans at fair value	$26,121	$20,247
Non-accrual loans at fair value included above	10,247	—
Equity Investments at fair value	9,207	13,240
Controlled Companies(b):
Loans at fair value	10,292	—
Non-accrual loans at fair value included above	10,292	—
Equity Investments at fair value	—	—
Other Affiliates(c):
Loans at fair value	34,304	37,706
Non-accrual loans included above	—	—
Equity Investments at fair value	321	1,390

	Post-IPO as a Business Development Company
	Year Ended December 31, 2002	One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001
				Year Ended December 31, 2001

Income Recognized:
From Majority Owned Companies(a):
Interest and fee income	$1,645	$120	$4,187	$4,307
Net change in unrealized appreciation (depreciation) on investments	(13,695)	35	(15)	20
Realized losses on investments	—	—	—	—
From Controlled Companies(b):
Interest and fee income	1,006	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(7,189)	—	—	—
Realized losses on investments	—	—	—	—
From Other Affiliates(c):
Interest and fee income	3,974	432	5,183	5,615
Net change in unrealized appreciation (depreciation) on investments	(1,089)	284	—	284
Realized losses on investments	—	—	(1,080)	(1,080)
(a)	Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(b)	Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(c)	Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note O—Subsequent Events

In January 2003, we completed a transaction to sell the debt securities of one of our portfolio companies, VS&A-PBI Holding LLC, at a price below par. The sale was the result of an agreement between the senior lending syndicate and the equity sponsor. Our debt securities had a fair value of $4,474 and unrealized depreciation of $7,901 as of December 31, 2002. In conjunction with this transaction, we expect to realize this loss in the first quarter of 2003 and expect this realized loss to be offset by the reversal of related unrealized depreciation. Accordingly, we expect no material impact to our overall earnings in the first quarter of 2003 as a result of this transaction.

In February 2003, we completed a transaction to acquire the assets of one of our portfolio companies, NBG Radio Networks, Inc., in satisfaction of debt. The assets will be held and operated through a separate portfolio company controlled by us. Our investment had a fair value of $6,131 and unrealized depreciation of $575 as of December 31, 2002. In conjunction with this transaction, we expect to realize this loss in the first quarter of 2003 and expect this realized loss to offset the reversal of the unrealized depreciation. Accordingly, we expect no material impact to our overall earnings in the first quarter of 2003 as a result of this transaction.

Also in February 2003, we converted $7,537 of the senior debt of one of our portfolio companies, AMI Telecommunications, Inc., to equity. As of December 31, 2002, our investment in this senior debt had unrealized depreciation of $5,143. In conjunction with this transaction, we expect to realize this loss in the first quarter of 2003 and expect this realized loss to offset the reversal of the unrealized depreciation. Accordingly, we expect no material impact to our overall earnings in the first quarter of 2003 as a result of this transaction.

In February 2003, we amended certain agreements governing the Revolving Credit Facility. The amendment and other information related to this facility is further discussed in Note C to the Consolidated Financial Statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information with respect to our executive officers is contained under the captions “Proposal I—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

Item 11.    Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Proposal I—Election of Directors—Compensation of Executive Officers and Directors” in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Upon our election to be regulated as a business development company, the Company terminated its stock option plan and the option grants made thereunder and issued 1,539,851 shares of its common stock, which are restricted, to its employees and directors under its restricted stock plan. 339,144 shares of the restricted stock were purchased by certain executive officers and employees at a per share price of $17.00. As of December 31, 2002, 1,192,689 shares of the restricted stock were subject to various time and performance based forfeiture provisions. There are no additional shares available for issuance under our restricted stock plan. See Note J to our Notes to Consolidated Financial Statements for a further discussion of our restricted stock plan. For purposes of calculating earnings per common share, certain shares of restricted common stock are not included. See Note K to our Notes to Consolidated Financial Statements for a further discussion.

The information with respect to security ownership of certain beneficial owners and management is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

Item 13.    Certain Relationships and Related Transactions

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

Item 14.    Controls and Procedures

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

(b)	There have not been any significant changes in the internal controls of MCG or other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. The following financial statements are filed herewith
	Report of Independent Auditors	48
	Consolidated Balance Sheets as of December 31, 2002 and 2001	49
	Consolidated Statements of Operations for the year ended December 31, 2002, one month ended December 31, 2001, eleven months ended November 30, 2001, and the year ended December 31, 2000	50
	Consolidated Statements of Stockholders’ Equity from December 31, 1999 through 2002	51
	Consolidated Statements of Cash Flows for the year ended December 31, 2002, one month ended December 31, 2001, eleven months ended November 30, 2001, and the year ended December 31, 2000	52
	Consolidated Schedules of Investments as of December 31, 2002 and 2001	53
	Notes to Consolidated Financial Statements	61
	2. No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
	3. Exhibits required to be filed by Item 601 of Regulation S-K.

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

3.2++	Amended and Restated Bylaws

4.1

Specimen Common Stock Certificate (Incorporated by reference to Exhibit D.1 to Pre-effective Amendment No.2 to MCG Capital’s registration statement on Form N-2 filed with the Commission on November 1, 2001 [File No. 333-64596]).

10.1

Third Amended and Restated Registration Rights Agreement by and among MCG Capital Corporation and certain stockholders (Incorporated by reference to Exhibit 10.1 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.2

Sale and Servicing Agreement among MCG Master Trust, MCG Finance Corporation II and MCG Capital Corporation (formerly MCG Credit Corporation), dated as of June 1, 2000, as amended by Amendment No. 1, dated as of September 1, 2000, Amendment No. 2, dated as of June 6, 2001 (Incorporated by reference to Exhibit 99.f.1 filed with MCG Capital’s registration statement on Form N-2 filed with the Commission on July 5, 2001 [File No. 333-64596]), Amendment No. 3, dated as of May 20, 2002 (Incorporated by reference to Exhibit 99.f.1 to Pre-Effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 filed with the Commission on May 21, 2002 [File No. 333-86286]), and Amendment No. 4, dated as of July 8, 2002 (Incorporated by reference to Exhibit 10.2 filed with MCG Capital’s Form 10-Q for quarter ended June 30, 2002).

10.3

Note Purchase Agreement among MCG Master Trust, MCG Capital Corporation (formerly MCG Credit Corporation), Variable Funding Capital Corporation, and First Union Securities, Inc, dated as of June 1, 2000, as amended by Amendment No. 1, effective as of June 6, 2001 (Incorporated by reference to Exhibit 99.f.2 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 filed with the Commission on November 6, 2001 [File No. 333-64596]), Amendment No. 2, dated as of May 20, 2002 (Incorporated by reference to Exhibit 99.f.2 to Pre-Effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 filed with the Commission on May 21, 2002 [File No. 333-86286]), and Amendment No. 3, dated as of July 8, 2002 (Incorporated by reference to Exhibit 10.3 filed with MCG Capital’s Form 10-Q for quarter ended June 30, 2002).

10.4

Guaranty, dated as of June 16, 2000 (Incorporated by reference to Exhibit 99.f.3 filed with MCG Capital’s registration statement on Form N-2 filed with the Commission on July 5, 2001 [File No. 333-64596]).

10.5

Trust Agreement between MCG Finance Corporation II and Wilmington Trust Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit 99.f.4 filed with MCG Capital’s registration statement on Form N-2 filed with the Commission on July 5, 2001 [File No. 333-64596]).

10.6

Trust Certificate, dated as of June 16, 2000 (Incorporated by reference to Exhibit 99.f.5 filed with MCG Capital’s registration statement on Form N-2 filed with the Commission on July 5, 2001 [File No. 333-64596]).

10.7

MCG Master Trust Class A Note issued to Variable Funding Capital Corporation, dated as of June 16, 2000 (Incorporated by reference to Exhibit 99.f.6 filed with MCG Capital’s registration statement on Form N-2 filed with the Commission on July 5, 2001 [File No. 333-64596]).

10.8

MCG Master Trust Class B Note issued to MCG Finance Corporation II, dated as of June 16, 2000 (Incorporated by reference to Exhibit 99.f.7 filed with MCG Capital’s registration statement on Form N-2 filed with the Commission on July 5, 2001 [File No. 333-64596]).

Exhibit Number	Description of Document

10.9

Indenture by and between MCG Master Trust and Norwest Bank Minnesota, National Association, dated as of June 1, 2000 (Incorporated by reference to Exhibit 99.f.8 filed with MCG Capital’s registration statement on Form N-2 filed with the Commission on July 5, 2001 [File No. 333-64596]).

10.10

Series 2000-1 Terms Supplement to the Indenture dated as of June 1, 2000 between MCG Master Trust and Norwest Bank Minnesota, N.A, as amended by Amendment No. 1, dated as of June 6, 2001, filed herein (Incorporated by reference to Exhibit 99.f.9 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 filed with the Commission on November 6, 2001 [File No. 333-64596]), Amendment No. 2, dated as of May 20, 2002 (Incorporated by reference to Exhibit 99.f.9 to Pre-Effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 filed with the Commission on May 21, 2002 [File No. 333-86286]), and Amendment No. 3, dated as of July 8, 2002 (Incorporated by reference to Exhibit 10.10 filed with MCG Capital’s Form 10-Q for quarter ended June 30, 2002).

10.11

Commercial Loan Sale Agreement between MCG Capital Corporation and MCG Finance Corporation II, dated as of June 1, 2000 (Incorporated by reference to Exhibit 99.f.10 filed with MCG Capital’s registration statement on Form N-2 filed with the Commission on July 5, 2001 [File No. 333-64596]).

10.12

Letter Agreement by and among MCG Master Trust, MCG Credit Corporation, (formerly MCG Credit Corporation), Variable Funding Capital Corporation and First Union Securities, Inc., dated as of June 6, 2001 (Incorporated by reference to Exhibit 99.f.11 filed with MCG Capital’s registration statement on Form N-2 filed with the Commission on July 5, 2001 [File No. 333-64596]).

10.13

Sale and Servicing Agreement by and among MCG Commercial Loan Trust 2001-1, MCG Finance III, LLC, MCG Capital Corporation and Wells Fargo Bank Minnesota, National Association, dated as of December 1, 2001 (Incorporated by reference to Exhibit 10.13 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.14

Note Purchase Agreement among MCG Commercial Loan Trust 2001-1, MCG Capital Corporation, MCG Finance III, LLC and First Union Securities, Inc., dated as of December 19, 2001 (Incorporated by reference to Exhibit 10.14 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.15

Trust Agreement between MCG Finance III, LLC and Wilmington Trust Company, dated as of December 1, 2001 (Incorporated by reference to Exhibit 10.15 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.16	MCG Commercial Loan Trust 2001-1 Trust Certificate, dated as of December 27, 2001 (Incorporated by reference to Exhibit 10.16 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.17	MCG Commercial Loan Trust 2001-1 Class A Note, dated as of December 27, 2001 (Incorporated by reference to Exhibit 10.17 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.18	MCG Commercial Loan Trust 2001-1 Class B Note, dated as of December 27, 2001 (Incorporated by reference to Exhibit 10.18 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.19

MCG Commercial Loan Trust 2001-1 Class C Note issued to MCG Finance III, LLC, dated as of December 27, 2001 (Incorporated by reference to Exhibit 10.19 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

Exhibit Number	Description of Document

10.20

Indenture between MCG Commercial Loan Trust 2001-1 and Wells Fargo Bank Minnesota, National Association, dated as of December 1, 2001 (Incorporated by reference to Exhibit 10.20 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.21

Commercial Loan Sale Agreement between MCG Capital Corporation and MCG Finance III, LLC, dated as of December 1, 2001 (Incorporated by reference to Exhibit 10.21 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.22

Stock Purchase Agreement by and between MCG Capital Corporation and FBR Asset Investment Corporation (Incorporated by reference to Exhibit 10.22 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.23	401(k) Plan (Incorporated by reference to Exhibit 99.i.1 filed with MCG Capital’s registration statement on Form N-2 filed with the Commission on July 5, 2001 [File No. 333-64596]).

10.24	Deferred Compensation Plan (Incorporated by reference to Exhibit 99.i.2 filed with MCG Capital’s registration statement on Form N-2 filed with the Commission on July 5, 2001 [File No. 333-64596]).

10.25

Dividend Reinvestment Plan (Incorporated by reference to Exhibit E to Pre-effective Amendment No.2 to MCG Capital’s registration statement on Form N-2 filed with the Commission on November 1, 2001 [File No. 333-64596]).

10.26

Form of Restricted Stock Agreement for administrative personnel (Incorporated by reference to Exhibit 99.i.3 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 filed with the Commission on November 6, 2001 [File No. 333-64596]).

10.27

Form of Restricted Stock Agreement for staff professionals (Incorporated by reference to Exhibit 99.i.4 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 filed with the Commission on November 6, 2001 [File No. 333-64596]).

10.28

Form of Restricted Stock Agreement for senior management (Incorporated by reference to Exhibit 99.i.6 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 filed with the Commission on November 6, 2001 [File No. 333-64596]).

10.29

Restricted Stock Agreement between the Company and Bryan J. Mitchell, dated November 28, 2001 (Incorporated by reference to Exhibit 10.29 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.30

Restricted Stock Agreement between the Company and Robert J. Merrick, dated November 28, 2001 (Incorporated by reference to Exhibit 10.30 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.31

Restricted Stock Agreement between the Company and B. Hagen Saville, dated November 28, 2001 (Incorporated by reference to Exhibit 10.31 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.32

Restricted Stock Agreement between the Company and Steven F. Tunney, dated November 28, 2001 (Incorporated by reference to Exhibit 10.32 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.33

Form of Restricted Stock Agreement for directors (Incorporated by reference to Exhibit 99.i.7 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 filed with the Commission on November 6, 2001 [File No. 333-64596]).

10.34	Promissory Note issued to Bryan J. Mitchell, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.34 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

Exhibit Number	Description of Document

10.35	Promissory Note issued to B. Hagen Saville, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.35 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.36	Promissory Note issued to Steven F. Tunney, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.36 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.37

Form of Promissory Note issued to senior management (Incorporated by reference to Exhibit 99.i.8 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 filed with the Commission on November 6, 2001 [File No. 333-64596]).

10.38

Form of Promissory Note issued to employees (Incorporated by reference to Exhibit 99.i.9 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 filed with the Commission on November 6, 2001 [File No. 333-64596]).

10.39

Pledge Agreement between the Company and Bryan J. Mitchell, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.39 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.40

Pledge Agreement between the Company and B. Hagen Saville, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.40 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.41

Pledge Agreement between the Company and Steven F. Tunney, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.41 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.42

Form of Pledge Agreement between the Company and employee (Incorporated by reference to Exhibit 99.i.10 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 filed with the Commission on November 6, 2001 [File No. 333-64596]).

10.43

Form of Amended and Restated Promissory Note issued to senior management (Incorporated by reference to Exhibit I.10 to Pre-effective Amendment No.2 to MCG Capital’s registration statement on Form N-2 filed with the Commission on November 1, 2001 [File No. 333-64596]).

10.44

Form of Pledge Agreement between the Company and senior management, dated as of June 24, 1998 (Incorporated by reference to Exhibit 99.i.7 filed with MCG Capital’s registration statement on Form N-2 filed with the Commission on July 5, 2001 [File No. 333-64596]).

10.45	Custodial Agreement between the Company and Riggs Bank, N.A. (Incorporated by reference to Exhibit 10.45 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.47

Employment Agreement between the Company and Robert J. Merrick, dated November 28, 2001 (Incorporated by reference to Exhibit 10.47 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.48	Employment Agreement between the Company and B. Hagen Saville, dated November 28, 2001 (Incorporated by reference to Exhibit 10.48 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.49	Employment Agreement between the Company and Steven F. Tunney, dated November 28, 2001 (Incorporated by reference to Exhibit 10.49 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.50

Deed of Lease by and between Twin Towers II Associates Limited Partnership, as landlord, and MCG Capital Corporation, as tenant, dated as of September 24, 2002 (Incorporated by reference to Exhibit 10.50 filed with MCG Capital’s Form 10-Q for quarter ended September 30, 2002).

Exhibit Number	Description of Document

10.51

Amended and Restated Employment Agreement between MCG Capital Corporation and Bryan J. Mitchell dated November 3, 2002 (Incorporated by reference to Exhibit 10.51 filed with MCG Capital’s Form 10-Q for quarter ended September 30, 2002).

10.52

Omnibus Amendment dated as of December 27, 2001 between MCG Capital Corporation, MCG Finance Corporation II, MCG Master Trust, Wells Fargo Bank, Wilmington Trust Company, Variable Funding Capital Corp., and First Union Securities, Inc, to amend certain basic documents in connection with converting MCG Finance Corporation II, a Delaware corporation, to MCG Finance II, LLC, a Delaware Limited Liability Company (Incorporated by reference to Exhibit 99.f.11.1 to Pre-Effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 filed with the Commission on May 21, 2002 [File No. 333-86286]).

10.53++

Letter Agreement, dated as of January 27, 2003, by and among MCG Master Trust, MCG Capital Corporation, Variable Funding Capital Corporation and Wachovia Securities, Inc. regarding waiver of covenant under Note Purchase Agreement, dated June 1, 2000 (as amended), by and among MCG Master Trust, MCG Capital Corporation, Variable Funding Capital Corporation and Wachovia Securities, Inc.

10.54++

Letter Agreement, dated as of February 14, 2003, by and among MCG Master Trust, MCG Capital Corporation, Variable Funding Capital Corporation and Wachovia Securities, Inc. regarding waiver of covenant under Note Purchase Agreement, dated June 1, 2000 (as amended), by and among MCG Master Trust, MCG Capital Corporation, Variable Funding Capital Corporation and Wachovia Securities, Inc.

10.55++	Amendment No. 4 to Series 2000-1 Term Supplement, dated February 14, 2003, between MCG Master Trust and Wells Fargo Bank Minnesota, National Association.

11	Statement regarding computation of per share earnings is included in Note K to the Company’s Notes to the Consolidated Financial Statements.

21++	Subsidiaries of the Company and jurisdiction of incorporation/organization.

99.1++	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

99.2++	Certification of President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

99.3++	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

++	Filed Herewith

(b)	Reports on Form 8-K.

We have filed no reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2003.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

Signature	Title	Date

/s/ BRYAN J. MITCHELL Bryan J. Mitchell	Chief Executive Officer (Principal Executive Officer)	March 5, 2003

/s/ STEVEN F. TUNNEY Steven F. Tunney	Director, President and Chief Operating Officer	March 5, 2003

/s/ JANET C. PERLOWSKI Janet C. Perlowski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2003

/s/ WALLACE B. MILLNER Wallace B. Millner	Chairman of the Board and Director	March 5, 2003

/s/ NORMAN W. ALPERT Norman W. Alpert	Director	March 5, 2003

/s/ JOSEPH H. GLEBERMAN Joseph H. Gleberman	Director	March 5, 2003

/s/ JEFFREY M. BUCHER Jeffrey M. Bucher	Director	March 5, 2003

/s/ KENNETH J. O’KEEFE Kenneth J. O’Keefe	Director	March 5, 2003

/s/ ROBERT J. MERRICK Robert J. Merrick	Director	March 5, 2003

/s/ MICHAEL A. PRUZAN Michael A. Pruzan	Director	March 5, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Bryan J. Mitchell, Chief Executive Officer of MCG Capital Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of MCG Capital Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 5th day of March, 2003

/s/    BRYAN J. MITCHELL

Bryan J. Mitchell

Chief Executive Officer

CERTIFICATION OF PRESIDENT AND CHIEF OPERATING OFFICER

I, Steven F. Tunney, President and Chief Operating Officer of MCG Capital Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of MCG Capital Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 5th day of March, 2003

/s/    STEVEN F. TUNNEY

Steven F. Tunney

President and Chief Operating Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Janet C. Perlowski, Chief Financial Officer of MCG Capital Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of MCG Capital Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 5th day of March, 2003

/s/    JANET C. PERLOWSKI

Janet C. Perlowski

Chief Financial Officer