Form 10-Q
period 2003-03-31
MCG CAPITAL CORP
filed 2003-05-08
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-33377

MCG CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1889518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Wilson Boulevard, Suite 3000 Arlington, VA	22209
(Address of principal executive office)	(Zip Code)

(703) 247-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $.01 par value, outstanding as of May 6, 2003 was 31,259,462.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

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

	Three Months Ended March 31,
(dollars in thousands except per share data)	2003	2002
Income Statement Data:
Operating income	$18,539	$17,054
Net operating income before investment gains and losses	10,946	9,955
Net income/Net increase in stockholders’ equity resulting from earnings	8,897	3,721

Per Common Share Data:
Earnings per common share basic and diluted	$0.30	$0.14
Net operating income before investment gains and losses per common share basic and diluted	0.36	0.37
Net asset value per common share (a)	11.49	12.25
Dividends declared per common share	0.40	0.41

Selected Period-End Balances:
Total investment portfolio	$648,422	$650,414
Total assets	731,581	702,999
Borrowings	354,908	338,880

Other data:
Number of portfolio companies	77	77
Number of employees	56	57

(a)	Based on common shares outstanding at period-end

Item 1.    Financial Statements (unaudited)

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share data) (unaudited)

	March 31, 2003	December 31, 2002

Assets
Cash and cash equivalents	$37,604	$9,389
Cash, securitization accounts	28,986	43,170
Investments:
Commercial loans, at fair value (cost of $631,950 and $694,977)	624,142	668,803
Investments in equity securities, at fair value (cost of $53,245 and $37,014)	35,579	20,067
Unearned income on commercial loans	(11,299)	(12,778)

Total investments	648,422	676,092
Interest receivable	6,497	5,866
Other assets	10,072	10,476

Total assets	$731,581	$744,993

Liabilities
Borrowings	$354,908	$363,838
Interest payable	1,186	1,527
Dividends payable	12,504	13,129
Other liabilities	3,799	5,249

Total liabilities	372,397	383,743

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 100,000 shares, 31,259 issued and outstanding on March 31, 2003 and December 31, 2002	313	313
Paid-in capital	419,961	419,961
Stockholder loans	(5,498)	(5,513)
Unearned compensation—restricted stock	(7,608)	(8,566)
Distributions in excess of earnings	(22,510)	(1,824)
Net unrealized depreciation on investments	(25,474)	(43,121)

Total stockholders’ equity	359,184	361,250

Total liabilities and stockholders’ equity	$731,581	$744,993

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002

Operating income
Interest and fees on commercial loans	$17,828	$15,589
Advisory fees and other income	711	1,465

Total operating income	18,539	17,054

Operating expenses
Interest expense	2,447	2,496
Employee compensation:
Salaries and benefits	1,884	2,021
Long-term incentive compensation	1,526	1,526

Total employee compensation	3,410	3,547
General and administrative expense	1,736	1,056

Total operating expenses	7,593	7,099

Net operating income before investment gains and losses	10,946	9,955

Realized gains (losses) on investments	(19,696)	—
Net change in unrealized appreciation (depreciation) on investments	17,647	(6,234)

Net investment gains and losses	(2,049)	(6,234)

Net income/Net increase in stockholders’ equity resulting from earnings	$8,897	$3,721

Earnings per common share basic and diluted	$0.30	$0.14
Cash dividends declared per share	$0.40	$0.41
Weighted average common shares outstanding	30,067	26,817
Weighted average common shares outstanding—diluted	30,067	26,904

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statement of Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)

	Common Stock		Paid-in Capital	Stock- holder Loans	Unearned Compen- sation— Restricted stock	Distributions (in excess of) less than earnings	Net Unrealized Depreciation on Investments	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2001	28,287	$283	$370,087	$(6,510)	$(13,077)	$12,792	$(11,202)	$352,373
Net income/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						9,955	(6,234)	3,721
Dividends declared, $0.41 per share						(10,933)		(10,933)
Dividend reinvestment	3	—	54					54
Amortization of restricted stock awards					860			860
Payments on employee loans	(3)		(44)	451	35			442

Balance March 31, 2002	28,287	$283	$370,097	$(6,059)	$(12,182)	$11,814	$(17,436)	$346,517

Balance December 31, 2002	31,259	$313	$419,961	$(5,513)	$(8,566)	$(1,824)	$(43,121)	$361,250
Net income/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						(8,750)	17,647	8,897
Dividends declared, $0.40 per share						(11,936)		(11,936)
Amortization of restricted stock awards					958			958
Payments on employee loans				15				15

Balance March 31, 2003	31,259	$313	$419,961	$(5,498)	$(7,608)	$(22,510)	$(25,474)	$359,184

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002

Operating activities
Net income/Net increase in stockholders’ equity resulting from earnings	$8,897	$3,721
Adjustments to reconcile net income/net increase in stockholders’ equity resulting from earnings to net cash provided by operating activities:
Depreciation and amortization	130	86
Amortization of restricted stock awards	958	860
Amortization of deferred debt issuance costs	349	501
Realized losses on investments	19,696	—
Net change in unrealized depreciation (appreciation) on investments	(17,647)	6,234
(Increase) decrease in cash—securitization accounts from interest collections	3,351	(6,676)
(Increase) decrease in interest receivable	(1,054)	(159)
Increase in accrued payment-in-kind interest	(4,108)	(3,224)
Increase (decrease) in unearned income	(1,192)	179
(Increase) decrease in other assets	397	2,553
Increase (decrease) in interest payable	(341)	1,000
Increase (decrease) in other liabilities	(881)	(2,889)

Net cash provided by operating activities	8,555	2,186

Investing activities
Originations, draws and advances on loans	(1,494)	(56,660)
Principal payments on loans	35,952	9,089
Net increase in equity investments	(3,167)	(984)
Purchase of premises, equipment and software	(419)	(68)

Net cash provided by (used in) investing activities	30,872	(48,623)

Financing activities
Net proceeds (payments) from borrowings	(8,674)	51,093
(Increase) decrease in cash—securitization cash accounts for paydown of principal on debt	10,576	(5,361)
Payment of financing costs	—	(28)
Issuance of common stock, net of costs	—	54
Dividends paid	(13,129)	(24,327)
Repayment of loans granted to officers/shareholders	15	440

Net cash (used in) provided by financing activities	(11,212)	21,871

Increase (decrease) in cash and cash equivalents	28,215	(24,566)
Cash and cash equivalents at beginning of period	9,389	43,264

Cash and cash equivalents at end of period	$37,604	$18,698

Supplemental disclosures
Interest paid	$2,440	$995
Income taxes paid (received)	4	(2,117)

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			March 31, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Newspaper:

21st Century Newspapers,	Subordinated Debt		$21,276	$21,276	$20,962	$20,962
Inc	Common Stock	1.0%	452	749	452	659

American Consolidated Media Inc. (1)	Senior Debt		19,825	19,825	20,000	20,000

Badoud Enterprises, Inc. (1)	Senior Debt		9,300	9,300	9,569	9,569

Brookings Newspapers, L.L.C. (1)	Senior Debt		3,000	3,000	3,100	3,100

Community Media Group, Inc. (1)	Senior Debt		11,326	11,326	11,653	11,653

Country Media, Inc. (12)	Senior Debt		7,463	7,463	7,669	7,669
	Common Stock	6.3%	100	163	100	171

Creative Loafing, Inc. (1)	Senior Debt		14,950	14,950	15,150	15,150

Crescent Publishing Company LLC (1)	Senior Debt		14,192	14,192	14,223	14,223

The Joseph F. Biddle Publishing Company (1)	Senior Debt		11,505	11,505	11,905	11,905

The Korea Times Los Angeles, Inc.	Senior Debt		11,217	11,217	11,327	11,327

McGinnis-Johnson Consulting, LLC (1)	Subordinated Debt		9,463	9,463	9,105	9,105

Minnesota Publishers, Inc. (1)	Senior Debt		14,250	14,250	14,250	14,250

Murphy McGinnis Media, Inc. (1)	Senior Debt		20,759	20,759	20,817	20,817

Pacific-Sierra Publishing, Inc.	Senior Debt		23,685	23,685	24,003	24,003

Stonebridge Press, Inc. (1)	Senior Debt		5,824	5,824	6,010	6,010

Wyoming Newspapers, Inc. (1)	Senior Debt		11,531	11,531	11,916	11,916

Total Newspaper			210,118	210,478	212,211	212,489

Publishing:

Boucher Communications,	Senior Debt		2,000	2,000	2,150	2,150
Inc. (1)	Stock Appreciation Rights		—	327	—	317

Canon Communications	Subordinated Debt		16,250	16,250	15,551	15,551
LLC and Chemical Week Publishing L.L.C. (1)

Corporate Legal Times	Senior Debt		4,958	4,730	5,578	4,798
L.L.C. (8) (10)	Subordinated Debt		670	—	—	—
	LLC Interest	90.6%	313	—	233	—

Dowden Health Media, Inc.	Senior Debt		1,000	1,000	1,100	1,100

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			March 31, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Fawcette Technical	Senior Debt		$18,700	$18,700	$18,700	$18,700
Publications Holding (1)	Warrants to purchase
(8)	Common Stock	38.9%	519	—	519	109

Miles Media Group,	Senior Debt		7,841	7,841	7,821	7,821
Inc. (1)	Warrants to purchase Common Stock	12.4%	20	229	20	169

Pfingsten Publishing, LLC (1)	Senior Debt		—	—	9,400	9,400

Rising Tide Holdings LLC (1) (8)	Senior Debt Warrants to purchase membership interest		3,085	350	3,085	350
	in LLC	6.5%	—	—	—	—

Sabot Publishing, Inc. (1)	Senior Debt		10,322	10,322	10,169	10,169
	Warrants to purchase Common Stock	1.8%	—	—	—	34

Sunshine Media	Senior Debt		12,253	12,253	12,520	12,520
Delaware,	Class A LLC Interest	12.8%	500	27	500	143
LLC (1) (12)	Warrants to purchase Class B LLC interest	100.0%	—	—	—	—

THE Journal, LLC (8)	Senior Debt		3,266	1,558	3,266	1,631

UMAC, Inc. (8) (10)	Common Stock	100.0%	10,579	504	10,611	504

VS&A-PBI Holding LLC	Senior Debt		—	—	12,375	4,474
(1) (8)	LLC Interest	0.8%	500	—	500	—

Wiesner Publishing	Senior Debt		5,900	5,900	5,500	5,500
Company, LLC (1)	Subordinated Debt		5,530	5,530	5,559	5,559
	Warrants to purchase membership interest in LLC	15.0%	406	449	406	468

Witter Publishing	Senior Debt		2,577	2,577	2,724	2,724
Co., Inc.	Warrants to purchase Common Stock	10.5%	87	168	87	160

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			March 31, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Working Mother Media,	Senior Debt		$6,991	$6,991	$6,991	$6,991
Inc. (8) (10)	Class A Preferred Stock	98.7%	7,315	4,282	6,565	4,028
	Class B Preferred Stock	100.0%	1	—	1	—
	Class C Preferred Stock	100.0%	1	—	1	—
	Common Stock	51.0%	1	—	1	—

Total Publishing			121,585	101,988	141,933	115,370

Broadcasting:

Amalfi Coast, L.L.C. (1)	Senior Debt		13,000	13,000	13,000	13,000

Costa De Oro Television, Inc.	Senior Debt		6,500	6,500	6,500	6,500

Crystal Media Network, LLC (5) (8) (10)	LLC Interest	100.0%	6,132	6,132	—	—

dick clark productions,	Subordinated Debt		15,656	15,656	15,507	15,507
inc.	Warrants to purchase Common Stock	5.8%	858	916	858	823
	Common Stock	0.3%	113	53	113	76

JMP Media, L.L.C. (1)	Senior Debt		—	—	13,566	13,566

NBG Radio Network,	Senior Debt		—	—	6,706	6,131
Inc. (1) (5)	Warrants to purchase Common Stock		—	—	—	—

New Vision Broadcasting, LLC (1)	Senior Debt		26,700	26,700	27,500	27,500

New Northwest Broadcasters LLC (1)	Senior Debt		11,174	11,174	11,139	11,139

Total Broadcasting			80,133	80,131	94,889	94,242

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			March 31, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Telecommunications:

AMI Telecommunications	Senior Debt		$3,100	$3,100	$10,637	$5,494
Corporation (1) (8) (10)	Common Stock	5.1%	200	—	200	—
	Series A-1 Preferred Stock	82.3%	700	700	—	—
	Series A-2 Preferred Stock	100.0%	1,995	1,995	—	—
	Series A-3 Preferred Stock	37.5%	1,100	—	1,100	—

Biznessonline.com,	Senior Debt		15,237	15,104	14,928	14,784
Inc. (1) (10)	Common Stock	2.0%	18	—	18	1
	Preferred Stock	100.0%	4,864	—	2,864	—
	Warrants to purchase Common Stock	71.2%	253	—	253	—

Bridgecom Holdings,	Senior Debt		21,841	21,841	21,656	21,656
Inc. (1)	Warrants to purchase Common Stock	13.0%	—	918	—	228

I-55 Internet Services,	Senior Debt		2,877	2,877	3,023	3,023
Inc.	Warrants to purchase Common Stock	7.5%	103	103	—	—

IDS Telcom LLC	Senior Debt		18,432	18,432	18,247	18,247
	Warrants to purchase membership interest in LLC	11.0%	375	753	375	633

Joseph C. Millstone	Senior Debt		500	500	500	500

Manhattan	Senior Debt		25,142	25,142	24,890	24,890
Telecommunications Corporation (1)	Warrants to purchase Common Stock	17.5%	754	1,152	754	1,155

Midwest Towers Partners, LLC (1)	Senior Debt		17,135	17,135	16,962	16,962

nii communications,	Senior Debt		7,088	7,088	7,007	7,007
inc. (1)	Common Stock	3.1%	400	116	400	111
	Warrants to purchase Common Stock	35.3%	1,095	1,112	1,095	1,068

NOW Communications,	Senior Debt		4,499	4,499	4,446	4,446
Inc. (1)	Warrants to purchase Common Stock	10.0%	—	—	—	—

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			March 31, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Powercom Corporation	Senior Debt		$2,207	$2,207	$3,166	$3,166
(1)	Warrants to purchase Class A Common Stock	18.6%	263	183	139	59

Talk America Holdings, Inc. (1) (8)	Common Stock Warrants to purchase	1.7%	1,150	3,321	1,150	2,568
	Common Stock	0.8%	25	260	25	178

Telecomm South, LLC	Senior Debt		3,584	3,179	3,695	3,256
(2) (8) (10)	LLC Interest	100.0%	10	—	10	—

Tower Resource	Senior Debt		2,694	2,694	2,668	2,668
Management, Inc.	Warrants to purchase Common Stock	8.9%	—	—	—	—

WirelessLines,	Senior Debt		6,150	6,150	6,150	6,150
Inc. (1) (8)	Warrants to purchase Common Stock	5.0%	—	—	—	—

Total Telecommunications			143,791	140,561	146,358	138,250

Information Services:

Cambridge Information Group, Inc. (1)	Senior Debt		16,590	16,590	17,971	17,971

Creatas, L.L.C. (1) (12)	Senior Debt		12,481	12,481	13,120	13,120
	LLC Interest	20.0%	100	305	100	7

Eli Research, Inc. (1)	Senior Debt		10,105	10,105	10,013	10,013
	Warrants to purchase Common Stock	3.0%	—	—	—	—

Images.com, Inc.	Senior Debt		3,046	2,136	3,000	2,473

Information Today, Inc.	Senior Debt		9,600	9,600	9,600	9,600

R.R. Bowker LLC	Senior Debt		10,438	10,438	10,625	10,625
	Warrants to purchase membership interest in LLC	14.0%	882	1,122	882	1,138

Robert N. Snyder	Senior Debt		1,300	1,300	1,300	1,300

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			March 31, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

TGI Group, LLC	Senior Debt		$6,279	$6,279	$6,295	$6,295
	Warrants to purchase membership interest in LLC	5.0%	126	—	126	—

Unifocus, Inc.	Senior Debt		3,635	3,635	3,605	3,605
and Unifocus LLC (1)	Warrants to purchase Common Stock and LLC interests	20.0%	247	293	247	260

Total Information Services			74,829	74,284	76,884	76,407

Technology:

The Adrenaline Group, Inc. (1)(8)	Common Stock	2.7%	—	12	—	12

Dakota Imaging, Inc.	Senior Debt		6,721	6,721	6,639	6,639
	Warrants to purchase Common Stock	9.4%	188	39	188	78

FTI Technologies	Senior Debt		21,475	21,475	21,150	21,150
Holdings, Inc. (1)	Warrants to purchase Common Stock	4.2%	—	—	—	—

Netplexus Corporation	Senior Debt		2,036	1,017	2,014	995
(1) (12)	Preferred Stock	51.0%	766	—	766	—
	Warrants to purchase Class A Common Stock	4.8%	—	—	—	—

Systems Xcellence	Senior Debt		7,600	7,600	7,600	7,600
USA, Inc. (1)	Warrants to purchase Common Stock	3.0%	—	—	—	—

Total Technology			38,786	36,864	38,357	36,474

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			March 31, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Security Alarm:

Barcom Electronic Inc.	Senior Debt		$3,658	$3,658	$3,727	$3,727

Copperstate	Senior Debt		980	980	1,015	1,015
Technologies, Inc. (3) (10)	Class A Common Stock	93.0%	2,000	2,040	2,000	2,000
	Class B Common Stock	0.1%	—	—	—	—
	Warrants to purchase Class B Common Stock	99.9%	—	24	—	—

Interactive Business	Senior Debt		75	75	75	75
Solutions, Inc. (4) (10)	Common Stock	100.0%	2,750	2,794	2,750	2,675

National Systems	Common Stock	46.0%	—	—	—	—
Integration, Inc.	Class B–2
formerly Intellisec	Preferred Stock	100.0%	4,379	4,062	—	—
Holdings, Inc. (1) (3) (4) (7) (8) (11)	Debtor in Possession Financing		—	—	1,067	1,067
	Senior Debt		—	—	8,631	3,355
	Warrants to purchase Common Stock	0.0%	—	—	—	—

Total Security Alarm			13,842	13,633	19,265	13,914

Other:

CCG Consulting, LLC	Senior Debt		1,441	1,441	1,416	1,416
	Warrants to purchase membership interest in LLC	13.8%	—	—	—	—
	Option to purchase additional LLC interest	5.5%	—	—	—	—

Connective Corp. (8)	Common Stock	0.2%	57	7	57	5

The e-Media Club, LLC (8)	LLC Interest	0.8%	90	52	90	22

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			March 31, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Executive Enterprise Institute, LLC (8) (12)	LLC Interest	10.0%	$301	$—	$301	$—

Jeffrey A. Stern (8)	Senior Debt		65	65	73	73

Marketron International, Inc. (6) (8)	Warrants to purchase Common Stock	1.5%	—	—	—	—

New Century	Common Stock	2.7%	157	208	157	175
Companies, Inc. (8)	Preferred Stock	—	—	—	—	25
	Warrants to purchase Common Stock	0.5%	—	9	—	8

Total Other			2,111	1,782	2,094	1,724

Total Investments			685,195	659,721	731,991	688,870
Unearned income			(11,299)	(11,299)	(12,778)	(12,778)

Total Investments net of unearned income			$673,896	$648,422	$719,213	$676,092

(1)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(2)	In July 2002, we acquired the assets of ValuePage Holdings, Inc. in satisfaction of debt and transferred them to Telecomm South, LLC, which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(3)	In August 2002, we acquired the Arizona division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Copperstate Technologies, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(4)	In October 2002, we acquired the North Carolina division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Interactive Business Solutions, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(5)	In February 2003, we acquired the assets of NBG Radio Networks, Inc. in satisfaction of debt. The assets are held and operated through a separate portfolio company, Crystal Media Network, LLC, which at the time was a wholly owned indirect subsidiary of MCG Finance III, LLC.
(6)	In February 2003, BuyMedia Inc. changed its name to Marketron International, Inc.
(7)	In March 2003, we converted $8,631 of senior debt and $1,262 of debtor in possession financing of one of our portfolio companies, Intellisec Holdings, Inc., to equity. The debtor in possession financing portion of our Intellisec Holdings, Inc. investment was senior to the senior debt in bankruptcy proceedings. Also in March 2003, Intellisec Holdings, Inc. changed its name to National Systems Integration, Inc.
(8)	Non-income producing at March 31, 2003.
(9)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company’s most recent public filings with the SEC.

(10)	This is a “majority owned company.” Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(11)	This is a “controlled company.” Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(12)	This is an “other affiliate.” Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.

See notes to consolidated financial statements.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 1.    Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

MCG Capital Corporation (“MCG” or the “Company” or “we” or “us” or “our”) is a solutions-focused financial services company that provides financing and advisory services to companies throughout the United States in the communications, information services, media and technology industry sectors. The Company is a non-diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

On December 4, 2001, MCG completed an initial public offering (“IPO”) of 13,375,000 shares of common stock and a concurrent private offering of 625,000 shares of common stock. The Company will elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of our corporate income tax return for 2002 which election will be effective as of January 1, 2002. On June 17, 2002, MCG raised $54,000 of gross proceeds in an additional public offering by selling 3,000,000 shares of common stock at an offering price of $18 per share.

Interim consolidated financial statements of MCG are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC.

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

Note 2.    Investments

As of March 31, 2003 and December 31, 2002, investments consisted of the following:

	March 31, 2003		December 31, 2002
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$631,950	$624,142	$694,977	$668,803
Investments in equity securities	53,245	35,579	37,014	20,067
Unearned income	(11,299)	(11,299)	(12,778)	(12,778)

Total	$673,896	$648,422	$719,213	$676,092

MCG’s customer base includes primarily small- and medium-sized private companies in the communications, information services, media and technology industry sectors. The proceeds of the loans to these

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

companies are generally used for buyouts, growth, acquisitions, liquidity, refinancings and restructurings. In addition, we have occasionally made loans to individuals who are principals in these companies where the proceeds are used for or in connection with the operations or capitalization of such companies. Our debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 300 to 1400 basis points above LIBOR, a portion of which may be deferred. At March 31, 2003, approximately 89% of loans in the portfolio were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 11% were at fixed rates. In addition, approximately 29% of the loan portfolio has floors of between 2% and 3% on the LIBOR base index. The company’s loans generally have stated maturities at origination that range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

At March 31, 2003, over 50% of MCG’s loans had associated detachable warrants or an option to purchase warrants, appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. In some cases, some or all of the deferred interest may be exchanged as the exercise price for the option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow MCG to register the securities after public offerings.

The composition of MCG’s portfolio of publicly and non-publicly traded investments as of March 31, 2003 and December 31, 2002 at cost and fair value was as follows excluding unearned income:

	March 31, 2003		December 31, 2002

	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Senior Debt	$563,105	82.2%	$628,293	85.8%
Subordinated Debt	68,845	10.0%	66,684	9.1%
Equity	47,044	6.9%	31,040	4.3%
Warrants to Acquire Equity	6,201	0.9%	5,974	0.8%
Equity Appreciation Rights	—	0.0%	—	0.0%

Total	$685,195	100.0%	$731,991	100.0%

	March 31, 2003		December 31, 2002

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior Debt	$555,967	84.3%	$602,119	87.4%
Subordinated Debt	68,175	10.3%	66,684	9.7%
Equity	27,522	4.2%	13,182	1.9%
Warrants to Acquire Equity	7,730	1.2%	6,568	1.0%
Equity Appreciation Rights	327	0.0%	317	0.0%

Total	$659,721	100.0%	$688,870	100.0%

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Set forth below are tables showing the composition of MCG’s portfolio by industry sector at cost and fair value at March 31, 2003 and December 31, 2002 excluding unearned income:

	March 31, 2003		December 31, 2002

	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Media
Newspaper	$210,118	30.7%	$212,211	29.0%
Publishing	121,585	17.7%	141,933	19.4%
Broadcasting	80,133	11.7%	94,889	13.0%
Telecommunications	143,791	21.0%	146,358	20.0%
Information Services	74,829	10.9%	76,884	10.5%
Technology	38,786	5.7%	38,357	5.2%
Security Alarm	13,842	2.0%	19,265	2.6%
Other	2,111	0.3%	2,094	0.3%

Total	$685,195	100.0%	$731,991	100.0%

	March 31, 2003		December 31, 2002

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Media
Newspaper	$210,478	31.9%	$212,489	30.8%
Publishing	101,988	15.5%	115,370	16.7%
Broadcasting	80,131	12.1%	94,242	13.7%
Telecommunications	140,561	21.3%	138,250	20.1%
Information Services	74,284	11.2%	76,407	11.1%
Technology	36,864	5.6%	36,474	5.3%
Security Alarm	13,633	2.1%	13,914	2.0%
Other	1,782	0.3%	1,724	0.3%

Total	$659,721	100.0%	$688,870	100.0%

At March 31, 2003, there were $18,445 of loans greater than 60 days past due compared to $21,527 of loans at December 31, 2002. At March 31, 2003, including $8,123 of the loans greater than 60 days past due, there were $44,824 of loans on non-accrual. At December 31, 2002, including all $21,527 of the loans greater than 60 days past due, there were $42,703 of loans on non-accrual.

Note 3.    Borrowings

As of June 1, 2000, we established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200,000 of Series 2000—1 Class A Notes (the “Series 2000—1 Notes” or “Series 2000—1 Class A Asset Backed Securities”). As of March 31, 2003, $147,797 of the Series 2000—1 Notes were outstanding with one investor and as of December 31, 2002, $123,718 were outstanding with one investor. As of March 31, 2003 and December 31, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25,000 as part of the $200,000 total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000—1 Notes. The Revolving Credit Facility was secured by $228,863 of commercial loans

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

as of March 31, 2003 and $224,620 of commercial loans as of December 31, 2002. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $30,000 (subject to increase upon occurrence of an event of default) prior to July 8, 2002 and $75,000 as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. The Series 2000-1 Notes bear interest based on a commercial paper rate plus 1.0% and interest is payable monthly. This facility matures on July 7, 2005 or sooner (but not earlier than July 7, 2003), if Wachovia Bank does not renew the liquidity support that it provides to the commercial paper conduit, which is the lender under this facility.

As discussed above, there are certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an event of default. In February 2003, we amended the Revolving Credit Facility agreements. Prior to the February 2003 amendment, the Revolving Credit Facility required us among other things to maintain an average trailing twelve-month portfolio charged-off ratio of 3% or less. The amendment increased this ratio to 7% for any date prior to and including June 30, 2003 and decreased this ratio to 3% thereafter. This amendment also included a waiver with respect to the applicability of the charged-off ratio for periods prior to February 2003. Additionally, this amendment required us to increase the amount of collateral held by the noteholders by pledging the MCG Commercial Loan Trust 2001-1 Class C Notes, which we own.

On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets, totaling $271,631 as of March 31, 2003 and $295,470 as of December 31, 2002. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of March 31, 2003, $207,111 of the Series 2001-1 Notes were outstanding, of which $171,748 were Class A Notes and $35,363 were Class B Notes. As of December 31, 2002, $240,120 of the Series 2001-1 Notes were outstanding, of which $204,757 were Class A Notes and $35,363 were Class B Notes. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Outstandings under the Revolving Credit Facility and the Trust Notes as of March 31, 2003 and December 31, 2002 by interest rate benchmark were as follows:

	March 31, 2003	December 31, 2002
90-day LIBOR	$207,111	$240,120
CP Rate	147,797	123,718

	$354,908	$363,838

The maximum outstandings under the Notes issued by the Revolving Credit Facility during the three months ended March 31, 2003 and 2002 were $148,325 and $54,563, respectively, and the average outstandings were $135,388, and $24,168, respectively. The weighted average interest rates, excluding the amortization of deferred financing costs, for the three months ended March 31, 2003 and 2002 were 2.6% and 4.5%, respectively, and the interest rates at March 31, 2003 and 2002 were 2.5% and 3.5%, respectively.

There were no outstandings under the Swingline Notes during the three months ended March 31, 2003. The maximum outstandings under the Swingline Notes during the three months ended March 31, 2002 was $22,900 and the average outstandings were $763. The weighted average interest rate for the three months ended March 31, 2002 was 2.8%, and the interest rate at March 31, 2002 was 2.8%.

The maximum outstandings under the Notes issued by the Trust during the three months ended March 31, 2003 and 2002 was $240,120 and $265,223, respectively, and the average outstandings were $214,447 and $262,263, respectively. The weighted average interest rate, excluding the amortization of deferred financing costs, for the three months ended March 31, 2003 and 2002 was 2.3% and 2.6%, respectively. The interest rates at March 31, 2003 and 2002 were 2.2% and 2.6%, respectively.

Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans the Company may leverage as collateral, the unused amount under the Revolving Credit Facility totaled $52,203 and $76,282 at March 31, 2003 and December 31, 2002, respectively.

Note 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
(in thousands except per share amounts)	2003	2002
Basic
Net income/Net increase in stockholders’ equity resulting from earnings	$8,897	$3,721
Weighted average common shares outstanding	30,067	26,817
Earnings per common share-basic	$0.30	$0.14
Diluted
Net income/Net increase in stockholders’ equity resulting from earnings	$8,897	$3,721
Weighted average common shares outstanding	30,067	26,817
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	—	87

Weighted average common shares outstanding—diluted	30,067	26,904

Earnings per common share-diluted	$0.30	$0.14

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

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

Note 5.    Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Per Share Data (1):
Net asset value at beginning of period	$11.56	$12.46
Net operating income before investment gains and losses	0.35	0.35
Realized losses on investments	(0.63)	—
Increase in unrealized appreciation (depreciation) on investments	0.56	(0.22)

Net income/ Net increase in stockholders’ equity resulting from earnings	0.28	0.13
Dividends declared	(0.40)	(0.41)
Antidilutive effect of distributions recorded as compensation expense	0.02	0.02

Net decrease in stockholders’ equity resulting from distributions	(0.38)	(0.39)
Net increase in shareholders’ equity resulting from reduction in employee loans	—	0.02
Net increase in shareholders’ equity from restricted stock amortization	0.03	0.03

Net increase in stockholders’ equity relating to share issuances	0.03	0.05

Net asset value at end of period	$11.49	$12.25

Per share market value at end of period	$9.99	$19.49
Total return (2)	(3.34)%	14.33%
Shares outstanding at end of period	31,259	28,287
Ratio/Supplemental Data:
Net assets at end of period	$359,184	$346,517
Ratio of operating expenses to average net assets (annualized)	8.28%	7.94%
Ratio of net operating income to average net assets (annualized)	11.94%	11.14%

(1)	Based on total shares outstanding.
(2)	For 2003, total return equals the decrease of the ending market value over the December 31, 2002 price of $10.77 per share plus dividends paid ($0.42 per share), divided by the beginning price. For 2002, total return equals the increase of the ending market value over the December 31, 2001 price of $17.80 per share plus dividends paid ($0.86 per share), divided by the beginning price. Total return is not annualized.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 6.    Income From Majority Owned Companies, Controlled Companies and Other Affiliates

The following table summarizes MCG’s income and assets held from Majority Owned Companies, Controlled Companies and Other Affiliates:

	March 31, 2003	December 31, 2002
Assets Held:
Majority Owned Companies (a):
Loans at fair value	$34,159	$26,121
Non-accrual loans at fair value included above	18,000	10,247
Equity Investments at fair value	18,447	9,207
Controlled Companies (b):
Loans at fair value	—	10,292
Non-accrual loans at fair value included above	—	10,292
Equity Investments at fair value	4,062	—
Other Affiliates (c):
Loans at fair value	33,214	34,304
Non-accrual loans included above	—	—
Equity Investments at fair value	495	321

	Three Months Ended March 31,
	2003	2002
Income Recognized:
From Majority Owned Companies (a):
Interest and fee income	$548	$481
Net change in unrealized appreciation (depreciation) on investments	2,711	(3,576)
Realized losses on investments	(5,585)	—
From Controlled Companies (b):
Interest and fee income	—	312
Net change in unrealized appreciation (depreciation) on investments	(317)	—
Realized losses on investments	(5,812)	—
From Other Affiliates (c):
Interest and fee income	955	924
Net change in unrealized appreciation (depreciation) on investments	174	12
Realized losses on investments	—	—

(a)	Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(b)	Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(c)	Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 7.    Contingencies

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

Note 8.    Subsequent Event

In April 2003, we completed a transaction to acquire the assets of one of our portfolio companies, Rising Tide Holdings LLC, in satisfaction of debt. The assets acquired were then immediately sold to a third party. Our investment had a fair value of $350 and unrealized depreciation of $2,735 as of March 31, 2003. In conjunction with this transaction, we expect to realize this loss in the second quarter of 2003 and expect this realized loss to offset the reversal of the unrealized depreciation. Accordingly, we expect no material impact to our overall earnings in the second quarter of 2003 as a result of this transaction.

Independent Accountants’ Review Report

Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of March 31, 2003, including the consolidated schedule of investments, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of MCG Capital Corporation as of December 31, 2002, including the consolidated schedules of investments, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

McLean, Virginia

April 28, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data, the Selected Operating Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) the current economic downturn is impairing and any future economic downturn could impair our customers’ ability to repay our loans and increase our non-performing assets, (2) the current economic downturn is disproportionately impacting certain sectors in which we concentrate, such as certain areas within publishing and telecommunications, and any future economic downturn could disproportionately impact the communications, information services, media and technology industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors, (3) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (4) interest rate volatility could adversely affect our results, (5) the risks associated with the possible disruption in the Company’s operations due to terrorism and (6) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

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

Portfolio Composition and Asset Quality

Our primary business is lending to and investing in businesses, primarily in the communications, information services, media, and technology industry sectors, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. The increase in investments during 2002 was primarily attributable to originated debt securities, including $55.5 million of subordinated debt to four companies. Though we intend to increase our level of subordinated debt and equity-based investments, we expect a substantial majority of our portfolio will continue to consist of investments in senior secured commercial loans. The total portfolio value of investments in publicly traded and non-publicly traded securities was $659.7 million and $688.9 million at March 31, 2003 and December 31, 2002, respectively (exclusive of unearned income).

Total portfolio investment activity for the three months ended March 31, 2003 and year ended December 31, 2002, was as follows (exclusive of unearned income):

(dollars in millions)	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Beginning Portfolio	$688.9	$617.2
Originations/Draws/Advances on Loans	6.2	185.0
Originations/Warrants Received on Equity (a)	16.2	12.8
Gross Payments/Reductions (a)	(22.2)	(52.4)
Early Pay-offs/Sales of Securities	(27.3)	(32.2)
Realized Gains on Investments	—	—
Realized Losses on Investments	(19.7)	(9.6)
Unrealized Appreciation in Investments	21.4	3.6
Unrealized Depreciation in Investments	(3.8)	(35.5)

Ending Portfolio	$659.7	$688.9

a)	Included in these amounts is the conversion of $12.9 million and $5.4 million of debt to equity in connection with certain restructurings for the three months ended March 31, 2003 and year ended December 31, 2002, respectively.

Business activity for the three months ended March 31, 2003 included restructuring several portfolio investments. MCG maintained an active pipeline of new investment opportunities, however, there were no investments in new portfolio companies during the quarter.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002

(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior Debt	$556.0	84.3%	$602.1	87.4%
Subordinated Debt	68.2	10.3%	66.7	9.7%
Equity	27.5	4.2%	13.2	1.9%
Warrants to Acquire Equity	7.7	1.2%	6.6	1.0%
Equity Appreciation Rights	0.3	0.0%	0.3	0.0%

	$659.7	100.0%	$688.9	100.0%

Set forth below is a table showing the composition of MCG’s portfolio by industry sector at fair value at March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002

(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Media
Newspaper	$210.5	31.9%	$212.5	30.8%
Publishing	102.0	15.5%	115.4	16.7%
Broadcasting	80.1	12.1%	94.2	13.7%
Telecommunications	140.5	21.3%	138.3	20.1%
Information Services	74.3	11.2%	76.4	11.1%
Technology	36.9	5.6%	36.5	5.3%
Security Alarm	13.6	2.1%	13.9	2.0%
Other	1.8	0.3%	1.7	0.3%

	$659.7	100.0%	$688.9	100.0%

The following table summarizes MCG’s assets held and income from Majority Owned Companies, Controlled Companies and Other Affiliates:

(dollars in thousands)	March 31, 2003	December 31, 2002
Assets Held:
Majority Owned Companies (a):
Loans at fair value	$34,159	$26,121
Non-accrual loans at fair value included above	18,000	10,247
Equity Investments at fair value	18,447	9,207
Controlled Companies (b):
Loans at fair value	—	10,292
Non-accrual loans at fair value included above	—	10,292
Equity Investments at fair value	4,062	—
Other Affiliates (c):
Loans at fair value	33,214	34,304
Non-accrual loans included above	—	—
Equity Investments at fair value	495	321

	Three Months Ended March 31,
(dollars in thousands)	2003	2002
Income Recognized:
From Majority Owned Companies (a):
Interest and fee income	$548	$481
Net change in unrealized appreciation (depreciation) on investments	2,711	(3,576)
Realized losses on investments	(5,585)	—
From Controlled Companies (b):
Interest and fee income	—	312
Net change in unrealized appreciation (depreciation) on investments	(317)	—
Realized losses on investments	(5,812)	—
From Other Affiliates (c):
Interest and fee income	955	924
Net change in unrealized appreciation (depreciation) on investments	174	12
Realized losses on investments	—	—

(a)	Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.

(b)	Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.

(c)	Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.

Asset Quality

Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of March 31, 2003 and December 31, 2002, unrealized depreciation on investments totaled $25.5 million and $43.1 million, respectively. For additional information on the change in unrealized depreciation on investments, see the section entitled “Reconciliation of Net Operating Income to Net Increase (Decrease) in Stockholders’ Equity from Earnings”.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2003 and December 31, 2002:

(dollars in millions)
	March 31, 2003		December 31, 2002

Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

1	$112.0	17.0%	$109.3	15.9%
2	273.1	41.4%	296.6	43.1%
3	206.1	31.2%	225.0	32.6%
4	54.6	8.3%	39.5	5.7%
5	13.9	2.1%	18.5	2.7%

	$659.7	100.0%	$688.9	100.0%

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. At March 31, 2003, of the investments with a 5 rating, $6.6 million are loans, all of which are on non-accrual. Of the investments with a 4 rating, $50.3 million are loans, of which $32.0 million are on non-accrual. At December 31, 2002, of the investments with a 5 rating, $18.0 million were loans, of which $16.9 million were on non-accrual. Of the investments with a 4 rating, $35.4 million were loans, of which $19.6 million were on non-accrual.

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

At March 31, 2003 and December 31, 2002, there were $18.4 million and $21.5 million, respectively, of loans, or approximately 2.8% or 3.1%, respectively, of the investment portfolio, greater than 60 days past due. At March 31, 2003, including $8.2 million of the loans greater than 60 days past due, there were $44.8 million of loans, or approximately 6.8% of the investment portfolio, on non-accrual status. At December 31, 2002, including all $21.5 million of the loans greater than 60 days past due, there were $42.7 million of loans on non-accrual status representing 6.2% of the investment portfolio. The non-accrual and past due loans primarily represented borrowers in the publishing, telecommunications and paging businesses. Portions of the trade publishing industry which are dependent on financial, technology or telecommunications advertising, continue to experience sluggish advertising revenue. Certain companies in the telecommunications industry have suffered from competitive pressure from low cost and prepaid cellular calling plans. Of the loans to our majority owned companies, $18.0 million and $10.2 million were on non-accrual status at March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, there were no loans to controlled companies. At December 31, 2002, $10.3 million of the loans to our controlled companies were on non-accrual status. As of March 31, 2003 and December 31, 2002, none of the loans to our other affiliates were on non-accrual status.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2003 and 2002

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

The change in operating income from the three months ended March 31, 2002 compared to the same period in 2003 is attributable to the following items:

Three Months Ended
(dollars in thousands)	March 31, 2003 vs. 2002
Change due to:
Asset growth (a)	$1,509
Change in LIBOR (a)	(848)
Change in spread (a)	1,544
Increase in fee income	34
Advisory and other income	(754)

Total change in operating income	$1,485

(a) The change in interest income due to change in LIBOR, change in spread and loan growth has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating income for the three months ended March 31, 2003 increased $1.4 million, or 8.7%, to $18.5 million from $17.1 million for the three months ended March 31, 2002. Loan interest increased by $2.2 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Average three month LIBOR decreased 58 basis points over these periods from 1.91% to 1.33%, decreasing income by $0.8 million. Average commercial loans increased 10.5% for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002, contributing a $1.5 million increase in income. The coupon spread increased 100 basis points for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002, resulting in a $1.5 million increase in income. Advisory and other income for the three months ended March 31, 2003 decreased $0.8 million to $0.7 million from $1.5 million for the three months ended March 31, 2002 as a greater number of financial advisory projects were completed during the first quarter of 2002. The loan growth and increase in weighted average spreads more than offset the affects of the decreases in LIBOR rates and decline in advisory and other income from the three months ended March 31, 2002 to the same period in 2003.

Operating Expenses

Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

The change in operating expenses from the three months ended March 31, 2002 compared to the same period in 2003 is attributable to the following items:

Three Months Ended
(dollars in thousands)	March 31, 2003 vs. 2002
Change due to:
Increase in borrowings (a)	$409
Change in LIBOR (a)	(434)
Change in spread (a)	128
Debt cost amortization	(152)
Salaries and benefits	(137)
General and administrative expense	680

Total change in operating expense	$494

(a) The change in interest expense due to decrease in borrowings, change in LIBOR, and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating expenses for the three months ended March 31, 2003 increased $0.5 million, or 7.0%, to $7.6 million from $7.1 million for the three months ended March 31, 2002. Borrowing costs decreased slightly from $2.5 million for the three months ended March 31, 2002 to $2.4 million for the three months ended March 31, 2003. Average three month LIBOR decreased 58 basis points over these periods from 1.91% to 1.33%, which caused interest expense to decline by $0.4 million. Average borrowings increased 21.8%, increasing interest expense by $0.4 million. The increase in spreads caused interest expense to rise by $0.1 million. Salaries and benefits declined $0.1 million. Long-term incentive compensation related to the amortization of restricted stock awards and the treatment of dividends on certain shares of common stock securing employee loans as compensation was constant quarter to quarter. General and administrative expenses increased $0.7 million for the three months ended March 31, 2003 as compared to the same period in 2002 primarily due to higher expenses related to servicing and restructuring the credit challenged portion of our portfolio as well as an increase in certain general and administrative expenses associated with MCG’s expanded operations.

Net Operating Income

Net operating income before investment gains and losses (NOI) for the quarter ended March 31, 2003 totaled $10.9 million compared with $10.0 million for the quarter ended March 31, 2002.

Net Investment Gains and Losses

Realized losses for the three months ended March 31, 2003 totaled $19.7 million substantially offset by a reversal of unrealized depreciation of $18.9 million related to transactions involving four of our portfolio companies.

In January 2003, we completed a transaction to sell the debt securities of one of our portfolio companies, VS&A-PBI Holding LLC, at a price below par. The sale was the result of an agreement between the senior lending syndicate and the equity sponsor. In conjunction with this transaction, we realized a loss of $7.9 million. In February 2003, we completed a transaction to acquire the assets of one of our portfolio companies, NBG Radio Networks, Inc., in satisfaction of debt. The assets are held and operated through a separate portfolio company, Crystal Media Network, Inc., controlled by us. In conjunction with this transaction, we realized a loss of $0.4 million. Also in February 2003, we converted $7.5 million of the senior debt of one of our portfolio companies, AMI Telecommunications, Inc., to equity and realized a loss of $5.6 million. In March 2003, we converted $8.6 million of senior debt and $1.3 million of debtor in possession financing of one of our portfolio companies, Intellisec Holdings, Inc., to equity and realized a loss of $5.8 million. The name of the company was also changed from Intellisec Holdings, Inc. to National Systems Integration, Inc.

There were no realized gains or losses for the three months ended March 31, 2002.

The net change in unrealized depreciation on investments of $17.6 million for the three months ended March 31, 2003 consisted of $2.5 million of gross appreciation, $3.8 million of gross depreciation and $18.9 million of unrealized depreciation reversed and recorded as realized losses (as discussed above). Over 60% of the appreciation is related to equity investments in two UNE-P CLEC (unbundled network elements-platform competitive local exchange carrier) telecommunications companies and more than 60% of the depreciation is related an equity investment in a controlled portfolio company, Biznessonline.com, Inc., which recently completed an acquisition.

The net change in unrealized depreciation on investments for the three months ended March 31, 2002 of $6.2 million, reflects the change in fair value primarily for assets in the telecommunications, security alarm and publishing sectors. The net decrease (increase) in unrealized depreciation on investments for the three months ended March 31, 2002 consisted of $1.0 million of gross appreciation and $7.2 million of gross depreciation.

The following table summarizes our realized gains and losses on investments for the three months ended March 31, 2003. There were no realized gains and losses for the three months ended March 31, 2002:

MCG Capital Corporation

Summary of Realized Gains and Losses on Investments

(dollars in thousands)

		Three Months Ended March 31,
Portfolio Company	Sector	2003	2002

Realized gains (losses) on loans
VS&A-PBI Holding LLC	Publishing	$(7,901)	$—
National Systems Integration	Security Alarm	(5,812)	—
AMI Telecommunications Corporation	Telecommunications	(5,585)	—
NBG Radio Network, Inc.	Broadcasting	(398)	—

		(19,696)	—

Realized gains (losses) on equity investments
None		—	—

		—	—

Realized gains (losses) on investments		$(19,696)	$—

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2003 and 2002:

MCG Capital Corporation

Summary of Net Change in Unrealized Appreciation and Depreciation on Investments

(dollars in thousands)

		Three Months Ended March 31,
Portfolio Company	Sector	2003	2002

Unrealized appreciation on loans
Other		$46	—

Unrealized appreciation on equity investments
Talk America Holdings, Inc.	Telecommunications	834	$10
Bridgecom Holdings, Inc.	Telecommunications	690	7
Manhattan Telecommunications Corporation	Telecommunications	—	869
Other		996	135

		2,520	1,021

Unrealized appreciation on investments		2,566	1,021

Unrealized depreciation on loans
Images.com, Inc.	Information Services	(384)	—
National Systems Integration, Inc.	Security Alarm	—	(2,400)
Other		(190)	—

		(574)	(2,400)

Unrealized depreciation on equity investments
Biznessonline.com, Inc.	Telecommunications	(2,001)	(76)
National Systems Integration, Inc.	Security Alarm	(317)	—
Working Mother Media, Inc.	Publishing	(497)	—
UMAC, Inc.	Publishing	—	(3,500)
nii communications, inc.	Telecommunications	—	(537)
Other		(424)	(742)

		(3,239)	(4,855)

Unrealized depreciation on investments		(3,813)	(7,255)
Reversal of unrealized depreciation*
VS&A-PBI Holding LLC	Publishing	7,901	—
National Systems Integration, Inc.	Security Alarm	5,276	—
AMI Telecommunications Corporation	Telecommunications	5,143	—
NBG Radio Network, Inc.	Broadcasting	574	—

Total reversal of unrealized depreciation		18,894	—

Net change in unrealized appreciation (depreciation) on investments		$17,647	$(6,234)

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

Net Income

Net income totaled $8.9 million for the quarter ended March 31, 2003 compared to $3.7 for the quarter ended March 31, 2002.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Cash, Securitization Accounts

At March 31, 2003 and December 31, 2002, we had $37.6 million and $9.4 million, respectively, in cash and cash equivalents. In addition, at March 31, 2003 and December 31, 2002, we had $29.0 million and $43.2 million, respectively, in cash, securitization accounts. We invest cash on hand in interest bearing deposit accounts with daily sweep features. Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans. We are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operations.

Liquidity and Capital Resources

We expect our cash on hand and cash generated from operations, including the portion of the cash in securitization accounts that will be released to us, to be adequate to meet our cash needs at our current level of operations, including the next twelve months. We generally fund new originations using cash on hand, borrowings under our credit facilities and equity financings.

As of March 31, 2003, we had unused commitments to extend credit to our customers of $16.0 million, which are not reflected on our balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants and limitations which include restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 Notes we may issue from time to time, the unused portion of our borrowing facility totaled $52.2 million. See “Borrowings” section below for discussion of our borrowing facilities.

The following table shows our contractual obligations as of March 31, 2003:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Borrowings (b)	$354.9	$59.4	$250.0	$45.5	$—
Future minimum rental obligations	13.4	1.3	2.6	2.6	6.9

Total contractual obligations	$368.3	$60.7	$252.6	$48.1	$6.9

(a) This excludes the unused commitments to extend credit to our customers of 16.0 million as discussed above.

(b) Borrowings under the Revolving Credit Facility are listed based on the contractual maturity of the facility. Repayments of the Series 2001-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of March 31, 2003, this ratio was 205%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio, we anticipate needing to raise additional capital from various sources, including the public and private equity markets and the securitization or other debt-related markets.

Borrowings

On December 27, 2001, we established the MCG Commercial Loan Trust 2001—1 (the “Trust”), which issued two classes of Series 2001—1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets which were contributed by us and totaled $271.6 million as of March 31, 2003 and $295.5 million as of December 31, 2002. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the “Series 2001—1 Class A Asset Backed Bonds” and “Series 2001—1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of March 31, 2003, $207.1 million of the Series 2001—1 Notes were outstanding and $240.1 million were outstanding as of December 31, 2002. The Series 2001—1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001—1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200.0 million of Series 2000—1 Class A Notes (the “Series 2000—1 Notes” or “Series 2000—1 Class A Asset Backed Securities”). As of March 31, 2003, $147.8 million of the Series 2000—1 Notes were outstanding with one investor and, as of December 31, 2002, $123.7 million were outstanding with one investor. As of March 31, 2003 and December 31, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25.0 million as part of the $200.0 million total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000—1 Notes. The Revolving Credit Facility was secured by $228.9 million of commercial loans as of March 31, 2003 and $224.6 million of commercial loans as of December 31, 2002. We are subject to certain limitations on the amount of Series 2000—1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $30.0 million (subject to increase upon occurrence of an event of default) prior to July 8, 2002 and $75.0 million as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000—1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility, and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. The Series 2000—1 Notes bear interest based on a commercial paper rate plus 1.0% and interest is payable monthly. This facility matures on July 7, 2005 or sooner (but not earlier than July 7, 2003), if Wachovia Bank does not renew the liquidity support that it provides to the commercial paper conduit, which is the lender under this facility.

As discussed above, there are certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an event of default. In February 2003, we amended the Revolving Credit Facility agreements. Prior to the February 2003 amendment, the Revolving Credit Facility required us among other things to maintain an average trailing twelve-month portfolio charged-off ratio of 3% or less. The amendment increased this ratio to 7% for any date prior to and including June 30, 2003 and decreased this ratio to 3% thereafter. This amendment also included a waiver with respect to the applicability of the charge-off ratio for periods prior to February 2003. Additionally, this amendment required us to increase the amount of collateral held by the noteholders by pledging the MCG Commercial Loan Trust 2001-1 Class C Notes, which we own.

The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

At March 31, 2003, we had aggregate outstanding borrowings of $354.9 million. The following table shows the facility amounts and outstanding borrowings at March 31, 2003:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate (a)
Series 2001-1 Class A Asset Backed Bonds	$171.7	$171.7	1.97%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	3.12
Series 2000-1 Class A Asset Backed Securities	200.0	147.8	2.34

Total borrowings	$407.1	$354.9	2.24%

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

See Note 3 to the Consolidated Financial Statements for further discussion of our borrowings.

Dividends

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

The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount

March 28, 2003	April 16, 2003	April 29, 2003	$0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$3.02

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

In accordance with GAAP, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. However, in certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $29.0 million or 4.4% of our portfolio of investments as of March 31, 2003 and $27.2 million or 4.0% of our portfolio of investments as of December 31, 2002.

PIK related activity for the three months ended March 31, 2003 and year ended December 31, 2002 was as follows:

(in millions)	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Beginning PIK loan balance	$27.2	$14.2
PIK interest earned during the period	4.8	16.2
Change in interest receivable on PIK loans	0.1	(0.1)
Principal payments of cash on PIK loans	(0.7)	(3.1)
PIK loan converted to equity	(2.4)	—

Ending PIK loan balance	$29.0	$27.2

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. Had all principal payments from these customers been applied first to any outstanding PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $6.3 million of payments would have been applied against the March 31, 2003 PIK loan balance of $29.0 million and an additional $6.3 million of payments would have been applied against the December 31, 2002 PIK loan balance of $27.2 million.

As of March 31, 2003, 94.2% of the $29.0 million of PIK loans outstanding had an investment rating of 3 or better and as of December 31, 2002, 87.8% of the $27.2 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $11.3 million and $12.8 million of unearned fees as of March 31, 2003 and December 31, 2002, respectively. We recognized $1.2 million of these fees in income during the first three months of 2003 and $1.1 million of these fees in income during the first three months of 2002.

Valuation of Investments

At March 31, 2003, approximately 90% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties equaling $500.5 million at March 31, 2003 and $520.1 million at December 31, 2002. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on our operations or financial position. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Recent Development

In April 2003, we completed a transaction to acquire the assets of one of our portfolio companies, Rising Tide Holdings LLC, in satisfaction of debt. The assets acquired were then immediately sold to a third party. Our investment had a fair value of $0.4 million and unrealized depreciation of $2.7 million as of March 31, 2003. In conjunction with this transaction, we expect to realize this loss in the second quarter of 2003 and expect this realized loss to offset the reversal of the unrealized depreciation. Accordingly, we expect no material impact to our overall earnings in the second quarter of 2003 as a result of this transaction.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Over 81% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 29% of our loan portfolio has a LIBOR floor, at various levels. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our outstanding commercial loans and our outstanding borrowings at March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002

(dollars in millions)	Commercial Loans	Borrowings	Commercial Loans	Borrowings

Prime Rate	$47.9	$—	$28.8	$—
30-Day LIBOR	29.7	—	39.6	—
60-Day LIBOR	—	—	—	—
90-Day LIBOR	477.5	207.1	518.9	240.1
Commercial Paper Rate	—	147.8	—	123.7
Fixed Rate	69.0	—	81.5	—

Total	$624.1	$354.9	$668.8	$363.8

Based on our March 31, 2003 balance sheet, for a 100 basis point increase in interest rates, our annual interest income would increase by $3.9 million and our annual interest expense would increase by $3.6 million resulting in an increase in annual net income of $0.3 million, assuming no changes in our investments or borrowing structure. Due to the imposition of LIBOR floors, the impact of an additional 100 basis point increase is different from the first 100 basis point change discussed in the preceding sentence. For that additional 100 basis point increase in interest rates, our annual interest income would increase an additional $4.5 million resulting in an increase in annual net income of an additional $1.0 million, assuming no changes in our investments or borrowing structure. For a 100 basis point decrease in interest rates, our annual interest income would decrease by $3.8 million and our annual interest expense would decrease by $3.5 million, resulting in a decrease in annual net income of $0.3 million, assuming no changes in our investment and borrowing structure.

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

(b) Form 8-K—On April 30, 2003, we filed a current report on Form 8-K, which furnished a press release dated April 30, 2003, announcing our earnings for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 7th day of May, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 7th day of May, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 7th day of May, 2003

/s/ Janet C. Perlowski

Janet C. Perlowski

Chief Financial Officer