Form 10-Q
period 2003-06-30
MCG CAPITAL CORP
filed 2003-08-08
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 6, 2003 was 31,254,910.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

PA RT I.    FINANCIAL INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2003	2002	2003	2002
Income Statement Data:
Operating income	$19,636	$19,433	$38,175	$36,487
Net operating income before investment gains and losses	11,684	11,450	22,630	21,405
Net income/Net increase in stockholders’ equity resulting from earnings	8,989	9,426	17,886	13,147

Per Common Share Data:
Earnings per common share:
basic	$0.30	$0.34	$0.59	$0.49
diluted	0.30	0.34	0.59	0.48
Net operating income before investment gains and losses per common share basic and diluted	0.39	0.42	0.75	0.79
Net asset value per common share (a)	11.42	12.62	11.42	12.62
Cash dividends declared per common share	0.41	0.47	0.81	0.88

Selected Period-End Balances:
Total investment portfolio	$620,365	$683,020
Total assets	707,866	731,025
Borrowings	333,204	316,395

Other data:
Number of portfolio companies	76	78
Number of employees	57	59

(a)	Based on common shares outstanding at period-end.

Item 1.    Financial Statements (unaudited)

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share data) (unaudited)

	June 30, 2003	December 31, 2002

Assets
Cash and cash equivalents	$54,777	$9,389
Cash, securitization accounts	17,026	43,170
Investments:
Commercial loans, at fair value (cost of $597,095 and $694,977, respectively)	587,892	668,803
Investments in equity securities, at fair value (cost of $60,541 and $37,014, respectively)	43,417	20,067
Unearned income on commercial loans	(10,944)	(12,778)

Total investments	620,365	676,092
Interest receivable	5,899	5,866
Other assets	9,799	10,476

Total assets	$707,866	$744,993

Liabilities
Borrowings	$333,204	$363,838
Interest payable	1,086	1,527
Dividends payable	12,813	13,129
Other liabilities	3,882	5,249

Total liabilities	350,985	383,743

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 100,000 shares, 31,252 issued and outstanding on June 30, 2003 and 31,259 issued and outstanding on December 31, 2002	313	313
Paid-in capital	419,841	419,961
Stockholder loans	(5,437)	(5,513)
Unearned compensation—restricted stock	(6,586)	(8,566)
Distributions in excess of earnings	(24,924)	(1,824)
Net unrealized depreciation on investments	(26,326)	(43,121)

Total stockholders’ equity	356,881	361,250

Total liabilities and stockholders’ equity	$707,866	$744,993

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Operating income
Interest and dividend income	$18,756	$18,255	$36,584	$33,844
Advisory fees and other income	880	1,178	1,591	2,643

Total operating income	19,636	19,433	38,175	36,487

Operating expenses
Interest expense	2,281	2,844	4,728	5,340
Employee compensation:
Salaries and benefits	2,157	1,842	4,041	3,863
Long-term incentive compensation	1,501	1,731	3,027	3,257

Total employee compensation	3,658	3,573	7,068	7,120
General and administrative expense	2,013	1,566	3,749	2,622

Total operating expenses	7,952	7,983	15,545	15,082

Net operating income before investment gains and losses	11,684	11,450	22,630	21,405

Net realized losses on investments	(1,843)	—	(21,539)	—
Net change in unrealized appreciation (depreciation) on investments	(852)	(2,024)	16,795	(8,258)

Net investment gains and losses	(2,695)	(2,024)	(4,744)	(8,258)

Net income/Net increase in stockholders’ equity resulting from earnings	$8,989	$9,426	$17,886	$13,147

Earnings per common share:
Basic	$0.30	$0.34	$0.59	$0.49
Diluted	$0.30	$0.34	$0.59	$0.48
Cash dividends declared per common share	$0.41	$0.47	$0.81	$0.88
Weighted average common shares outstanding	30,121	27,335	30,095	27,077
Weighted average common shares outstanding—diluted	30,121	27,436	30,095	27,171

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statement of Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)

	Common Stock		Paid-in Capital	Stock- holder Loans	Unearned Compen- sation— Restricted stock	Distributions (in excess of) less than earnings	Net Unrealized Depreciation on Investments	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2001	28,287	$283	$370,087	$(6,510)	$(13,077)	$12,792	$(11,202)	$352,373
Net income/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						21,405	(8,258)	13,147
Issuance of common shares, net of costs	3,000	30	50,220					50,250
Dividends declared, $0.88 per share						(23,518)		(23,518)
Dividend reinvestment	7		135					135
Amortization of restricted stock awards					1,882			1,882
Reduction in employee loans	(8)		(136)	638	117			619

Balance June 30, 2002	31,286	$313	$420,306	$(5,872)	$(11,078)	$10,679	$(19,460)	$394,888

Balance December 31, 2002	31,259	$313	$419,961	$(5,513)	$(8,566)	$(1,824)	$(43,121)	$361,250
Net income/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						1,091	16,795	17,886
Dividends declared, $0.81 per share						(24,191)		(24,191)
Amortization of restricted stock awards					1,906			1,906
Reduction in employee loans	(7)		(120)	76	74			30

Balance June 30, 2003	31,252	$313	$419,841	$(5,437)	$(6,586)	$(24,924)	$(26,326)	$356,881

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002

Operating activities
Net income/Net increase in stockholders’ equity resulting from earnings	$17,886	$13,147
Adjustments to reconcile net income/net increase in stockholders’ equity resulting from earnings to net cash provided by operating activities:
Depreciation and amortization	277	174
Amortization of restricted stock awards	1,906	1,882
Amortization of deferred debt issuance costs	663	988
Net realized losses on investments	21,539	—
Net change in unrealized depreciation (appreciation) on investments	(16,795)	8,258
(Increase) decrease in cash—securitization accounts from interest collections	2,637	(5,133)
Increase in interest receivable	(1,033)	(2,087)
Increase in accrued payment-in-kind interest	(8,337)	(4,797)
Decrease in unearned income	(2,329)	(488)
(Increase) decrease in other assets	812	3,423
Increase (decrease) in interest payable	(441)	1,135
Decrease in other liabilities	(241)	(1,874)

Net cash provided by operating activities	16,544	14,628

Investing activities
Originations, draws and advances on loans	(12,971)	(99,596)
Principal payments on loans	78,888	20,771
Purchase of equity investments	(4,415)	(2,099)
Proceeds from sales of equity investments	1,045	—
Purchase of premises, equipment and software	(978)	(508)

Net cash provided by (used in) investing activities	61,569	(81,432)

Financing activities
Net proceeds (payments) from borrowings	(30,072)	28,699
(Increase) decrease in cash—securitization cash accounts for paydown of principal on debt	22,945	(5,844)
Payment of financing costs	—	(28)
Issuance of common stock, net of costs	—	50,385
Dividends paid	(25,633)	(35,922)
Repayment of loans granted to officers/shareholders	35	619

Net cash (used in) provided by financing activities	(32,725)	37,909

Increase (decrease) in cash and cash equivalents	45,388	(28,895)
Cash and cash equivalents at beginning of period	9,389	43,264

Cash and cash equivalents at end of period	$54,777	$14,369

Supplemental disclosures
Interest paid	$4,506	$3,217
Income taxes paid (received)	(37)	(2,472)

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			June 30, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Newspaper:

21st Century Newspapers,	Subordinated Debt		$21,599	$21,599	$20,962	$20,962
Inc.	Common Stock	1.0%	452	706	452	659

American Consolidated Media Inc. (1)	Senior Debt		19,650	19,650	20,000	20,000

Badoud Enterprises, Inc. (1)	Senior Debt		8,025	8,025	9,569	9,569

Brookings Newspapers, L.L.C. (1)	Senior Debt		2,900	2,900	3,100	3,100

Community Media Group, Inc. (1)	Senior Debt		10,999	10,999	11,653	11,653

Country Media, Inc. (12)	Senior Debt		7,276	7,276	7,669	7,669
	Common Stock	6.3%	100	166	100	171

Creative Loafing, Inc. (1)	Senior Debt		14,950	14,950	15,150	15,150

Crescent Publishing Company LLC (1)	Senior Debt		14,165	14,165	14,223	14,223

The Joseph F. Biddle Publishing Company (1)	Senior Debt		11,105	11,105	11,905	11,905

The Korea Times Los Angeles, Inc.	Senior Debt		11,107	11,107	11,327	11,327

McGinnis-Johnson Consulting, LLC (1)	Subordinated Debt		9,809	9,809	9,105	9,105

Minnesota Publishers, Inc. (1)	Senior Debt		14,250	14,250	14,250	14,250

Murphy McGinnis Media, Inc. (1)	Senior Debt		20,845	20,845	20,817	20,817

Pacific-Sierra Publishing, Inc.	Senior Debt		23,765	23,765	24,003	24,003

Stonebridge Press, Inc. (1)	Senior Debt		5,705	5,705	6,010	6,010

Wyoming Newspapers, Inc. (1)	Senior Debt		11,147	11,147	11,916	11,916

Total Newspaper			207,849	208,169	212,211	212,489

Publishing:

Boucher Communications,	Senior Debt		1,850	1,850	2,150	2,150
Inc. (1)	Stock Appreciation Rights		—	344	—	317

Canon Communications	Subordinated Debt		16,731	16,731	15,551	15,551
LLC and Chemical Week Publishing L.L.C. (1)

Corporate Legal Times	Senior Debt		4,661	4,577	5,578	4,798
L.L.C. (8) (10)	Subordinated Debt		1,198	—	—	—
	LLC Interest	90.6%	313	—	233	—

Dowden Health Media, Inc.	Senior Debt		900	900	1,100	1,100

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			June 30, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Fawcette Technical	Senior Debt		$12,000	$12,000	$18,700	$18,700
Publications Holding (1) (13)	Subordinated Debt		4,000	4,000	—	—
	Convertible Subordinated Debt		2,569	2,569	—	—
	Warrants to purchase
	Common Stock	38.9%	519	—	519	109

Miles Media Group,	Senior Debt		7,862	7,862	7,821	7,821
Inc. (1)	Warrants to purchase Common Stock	12.4%	20	18	20	169

Pfingsten Publishing, LLC (1)	Senior Debt		—	—	9,400	9,400

Rising Tide Holdings	Senior Debt		—	—	3,085	350
LLC (1)	Warrants to purchase membership interest in LLC		—	—	—	—

Sabot Publishing, Inc. (1)	Senior Debt		10,273	10,123	10,169	10,169
	Warrants to purchase Common Stock	1.8%	—	—	—	34

Sunshine Media	Senior Debt		12,362	11,947	12,520	12,520
Delaware,	Class A LLC Interest	12.8%	500	—	500	143
LLC (1) (12)	Warrants to purchase Class B LLC interest	100.0%	—	—	—	—

THE Journal, LLC (8)	Senior Debt		3,266	1,513	3,266	1,631

UMAC, Inc. (8) (10)	Common Stock	100.0%	10,531	438	10,611	504

VS&A-PBI Holding LLC	Senior Debt		—	—	12,375	4,474
(1)(8)	LLC Interest	0.8%	500	—	500	—

Wicks Business Information, LLC	Unsecured Note		200	200	—	—

Wiesner Publishing	Senior Debt		6,100	6,100	5,500	5,500
Company, LLC (1)	Subordinated Debt		5,559	5,559	5,559	5,559
	Warrants to purchase membership interest in LLC	15.0%	406	221	406	468

Witter Publishing	Senior Debt		2,507	2,507	2,724	2,724
Co., Inc.	Warrants to purchase Common Stock	10.5%	87	150	87	160

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			June 30, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Working Mother Media,	Senior Debt		$7,161	$7,161	$6,991	$6,991
Inc. (8) (10)	Class A Preferred Stock	98.8%	8,497	4,777	6,565	4,028
	Class B Preferred Stock	100.0%	1	—	1	—
	Class C Preferred Stock	100.0%	1	—	1	—
	Common Stock	51.0%	1	—	1	—

Total Publishing			120,575	101,547	141,933	115,370

Broadcasting:

Amalfi Coast, L.L.C. (1)	Senior Debt		—	—	13,000	13,000

Costa De Oro Television, Inc.	Senior Debt		—	—	6,500	6,500

Crystal Media Network, LLC (5) (10)	LLC Interest	100.0%	6,132	6,132	—	—

dick clark productions,	Subordinated Debt		15,916	15,916	15,507	15,507
inc.	Warrants to purchase Common Stock	5.6%	858	786	858	823
	Common Stock	0.4%	150	60	113	76

JMP Media, L.L.C. (1)	Senior Debt		—	—	13,566	13,566

NBG Radio Network,	Senior Debt		—	—	6,706	6,131
Inc. (1) (5)	Warrants to purchase Common Stock		—	—	—	—

New Northwest Broadcasters LLC (1)	Senior Debt		10,533	10,533	11,139	11,139

New Vision Broadcasting, LLC (1)	Senior Debt		13,367	13,367	27,500	27,500

Total Broadcasting			46,956	46,794	94,889	94,242

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			June 30, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Telecommunications:

AMI Telecommunications	Senior Debt		$3,100	$1,380	$10,637	$5,494
Corporation (1) (8) (10)	Common Stock	5.1%	200	—	200	—
	Series A-1 Preferred Stock	82.3%	700	—	—	—
	Series A-2 Preferred Stock	100.0%	1,995	—	—	—
	Series A-3 Preferred Stock	37.5%	1,100	—	1,100	—

Biznessonline.com,	Senior Debt		16,475	16,475	14,928	14,784
Inc. (1) (10)	Common Stock	2.0%	18	—	18	1
	Preferred Stock	100.0%	4,864	—	2,864	—
	Warrants to purchase Common Stock	71.2%	253	—	253	—

Bridgecom Holdings,	Senior Debt		21,951	21,951	21,656	21,656
Inc. (1)	Warrants to purchase Common Stock	13.0%	—	1,339	—	228

I-55 Internet Services,	Senior Debt		2,733	2,733	3,023	3,023
Inc.	Warrants to purchase Common Stock	7.5%	103	117	—	—

IDS Telcom LLC	Senior Debt		18,623	18,623	18,247	18,247
	Warrants to purchase membership interest in LLC	11.0%	375	780	375	633

Joseph C. Millstone	Senior Debt		500	500	500	500

Manhattan	Senior Debt		25,882	25,882	24,890	24,890
Telecommunications Corporation (1)	Warrants to purchase Common Stock	17.5%	754	1,251	754	1,155

Midwest Towers Partners, LLC (1)	Senior Debt		17,313	17,313	16,962	16,962

nii communications,	Senior Debt		7,173	7,173	7,007	7,007
inc. (1)	Common Stock	3.1%	400	128	400	111
	Warrants to purchase Common Stock	35.6%	1,095	1,230	1,095	1,068

NOW Communications,	Senior Debt		4,590	4,125	4,446	4,446
Inc. (1)	Warrants to purchase Common Stock	10.0%	—	—	—	—

Platinum Wireless, Inc. (11)	Senior Debt		875	875	—	—
	Common Stock	37.0%	4,640	4,640	—	—
	Option to purchase Common Stock	2.1%	272	167	—	—

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			June 30, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Powercom Corporation	Senior Debt		$2,191	$2,191	$3,166	$3,166
(1)	Warrants to purchase Class A Common Stock	18.6%	263	227	139	59

Talk America Holdings, Inc. (8)	Common Stock Warrants to purchase	1.4%	935	4,222	1,150	2,568
	Common Stock	0.8%	25	456	25	178

Telecomm South, LLC	Senior Debt		3,514	3,108	3,695	3,256
(2)(8)(10)	LLC Interest	100.0%	10	—	10	—

Tower Resource	Senior Debt		1,969	1,969	2,668	2,668
Management, Inc.	Warrants to purchase Common Stock	8.9%	—	—	—	—

WirelessLines,	Senior Debt		—	—	6,150	6,150
Inc.	Warrants to purchase Common Stock		—	—	—	—

WirelessLines II, Inc.	Senior Debt		482	482	—	—

Total Telecommunications			145,373	139,337	146,358	138,250

Information Services:

Cambridge Information Group, Inc. (1)	Senior Debt		17,917	17,917	17,971	17,971

Creatas, L.L.C. (1) (12)	Senior Debt		15,770	15,770	13,120	13,120
	Investor Class LLC Interest	100%	100	2,961	100	7

Eli Research, Inc. (1)	Senior Debt		10,192	10,192	10,013	10,013
	Warrants to purchase Common Stock	3.0%	—	—	—	—

Images.com, Inc.	Senior Debt		3,092	1,745	3,000	2,473

Information Today, Inc. (1)	Senior Debt		9,600	9,600	9,600	9,600

R.R. Bowker LLC (1)	Senior Debt		11,283	11,283	10,625	10,625
	Warrants to purchase membership interest in LLC	14.0%	882	1,274	882	1,138

Robert N. Snyder	Senior Debt		1,300	1,300	1,300	1,300

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			June 30, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

TGI Group, LLC	Senior Debt		$6,343	$6,343	$6,295	$6,295
	Warrants to purchase membership interest in LLC	5.0%	126	—	126	—

Unifocus, Inc.	Senior Debt		3,665	3,665	3,605	3,605
and Unifocus LLC (1)	Warrants to purchase Common Stock and LLC interests	20.0%	247	300	247	260

Total Information Services			80,517	82,350	76,884	76,407

Technology:

The Adrenaline Group, Inc. (8)	Common Stock	2.7%	—	15	—	12

Dakota Imaging, Inc.	Senior Debt		6,824	6,824	6,639	6,639
	Warrants to purchase Common Stock	9.4%	1,585	1,424	188	78

FTI Technologies	Senior Debt		21,800	21,800	21,150	21,150
Holdings, Inc. (1)	Warrants to purchase Common Stock	4.2%	—	—	—	—

Netplexus Corporation	Senior Debt		1,870	204	2,014	995
(1)(8)(12)	Preferred Stock	51.0%	766	—	766	—
	Warrants to purchase Class A Common Stock	4.8%	—	—	—	—

Systems Xcellence	Senior Debt		7,600	7,600	7,600	7,600
USA, Inc. (1)	Warrants to purchase Common Stock	2.7%	—	631	—	—

Total Technology			40,445	38,498	38,357	36,474

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			June 30, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Security Alarm:

Barcom Electronic Inc.	Senior Debt		$3,569	$3,569	$3,727	$3,727

Copperstate	Senior Debt		980	980	1,015	1,015
Technologies, Inc. (3)	Class A Common Stock	93.0%	2,000	2,080	2,000	2,000
(10)	Class B Common Stock	0.1%	—	—	—	—
	Warrants to purchase Class B Common Stock	99.9%	—	32	—	—

Interactive Business	Senior Debt		75	75	75	75
Solutions, Inc. (4) (10)	Common Stock	100.0%	2,750	2,405	2,750	2,675

National Systems	Common Stock	46.0%	—	—	—	—
Integration, Inc.	Class B–2
(3) (4) (7) (8) (11)	Preferred Stock	100.0%	4,409	3,833	—	—
	Debtor in Possession Financing		—	—	1,067	1,067
	Senior Debt		—	—	8,631	3,355

Total Security Alarm			13,783	12,974	19,265	13,914

Other:

CCG Consulting, LLC	Senior Debt		1,468	1,468	1,416	1,416
	Warrants to purchase membership interest in LLC	14.0%	—	—	—	—
	Option to purchase LLC interest	5.5%	—	—	—	—

Connective Corp. (8)	Common Stock	0.2%	57	7	57	5

The e-Media Club, LLC (8)	LLC Interest	0.8%	90	52	90	22

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

Portfolio Company	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)
			June 30, 2003		December 31, 2002
			Cost	Fair Value	Cost	Fair Value

Executive Enterprise Institute, LLC (8) (12)	LLC Interest	10.0%	$301	$—	$301	$—

Jeffrey A. Stern (8)	Senior Debt		65	65	73	73

Marketron International, Inc. (6) (8)	Warrants to purchase Common Stock	1.5%	—	—	—	—

New Century	Common Stock	2.7%	157	48	157	175
Companies, Inc. (8)	Preferred Stock		—	—	—	25
	Warrants to purchase Common Stock	0.5%	—	—	—	8

Total Other			2,138	1,640	2,094	1,724

Total Investments			657,636	631,309	731,991	688,870
Unearned income			(10,944)	(10,944)	(12,778)	(12,778)

Total Investments net of unearned income			$646,692	$620,365	$719,213	$676,092

(1)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(2)	In July 2002, we acquired the assets of ValuePage Holdings, Inc. in satisfaction of debt and transferred them to Telecomm South, LLC, which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(3)	In August 2002, we acquired the Arizona division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Copperstate Technologies, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(4)	In October 2002, we acquired the North Carolina division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Interactive Business Solutions, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(5)	In February 2003, we acquired the assets of NBG Radio Network, Inc. in satisfaction of debt. The assets are held and operated through a separate portfolio company, Crystal Media Network, LLC, which is a wholly owned indirect subsidiary of MCG Finance III, LLC.
(6)	In February 2003, BuyMedia Inc. changed its name to Marketron International, Inc.
(7)	In March 2003, we converted $8,631 of senior debt and $1,262 of debtor in possession financing in Intellisec Holdings, Inc., into preferred and common stock in connection with a plan of reorganization. In March 2003, Intellisec Holdings, Inc. changed its name to National Systems Integration, Inc.
(8)	Non-income producing at June 30, 2003.
(9)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company’s most recent public filings with the SEC.

See notes to consolidated financial statements.

(10)	This is a “majority owned company.” Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(11)	This is a “controlled company.” Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(12)	This is an “other affiliate.” Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(13)	On July 1, 2003, the Fawcette Technical Publications Holding convertible subordinated debt was converted into a combination of preferred stock, common stock and warrants with a fair value equal to the carrying value of these investments as of June 30, 2003. At the same time, the existing warrants to purchase common stock in Fawcette Technical Publications Holding were cancelled.

See notes to consolidated financial statements.

MCG Capital Corporation

N otes To Consolidated Financial Statements (unaudited)

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

On July 3, 2003, MCG filed a Form N-2 Registration Statement with the Securities and Exchange Commission (“SEC”) which would allow MCG to offer, from time to time, up to 12,500,000 shares of common stock in one or more offerings.

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

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 2.    Investments

As of June 30, 2003 and December 31, 2002, investments consisted of the following:

	June 30, 2003		December 31, 2002
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$597,095	$587,892	$694,977	$668,803
Investments in equity securities	60,541	43,417	37,014	20,067
Unearned income	(10,944)	(10,944)	(12,778)	(12,778)

Total	$646,692	$620,365	$719,213	$676,092

MCG’s customer base includes primarily small- and medium-sized private companies in the communications, information services, media and technology industry sectors. The proceeds of the loans to these companies are generally used for buyouts, growth, acquisitions, liquidity, refinancings and restructurings. In addition, we have occasionally made loans to individuals who are principals in these companies where the proceeds are used for or in connection with the operations or capitalization of such companies. Our debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 300 to 1400 basis points above LIBOR, a portion of which may be deferred. At June 30, 2003, approximately 88% of loans in the portfolio were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 12% were at fixed rates. In addition, approximately 32% of the loan portfolio has floors of between 2% and 3% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

At June 30, 2003, over 50% of MCG’s loans had associated detachable warrants or an option to purchase warrants, appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. In some cases, some or all of the deferred interest on loans may be used to pay the exercise price on the warrants or option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow MCG to register the underlying securities with the SEC after the portfolio company’s initial public offering. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

The composition of MCG’s investments as of June 30, 2003 and December 31, 2002 at cost and fair value was as follows excluding unearned income:

	June 30, 2003		December 31, 2002

	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Senior Debt	$519,515	79.0%	$628,293	85.8%
Subordinated Debt	74,812	11.4%	66,684	9.1%
Convertible Subordinated Debt	2,569	0.4%	—	0.0%
Unsecured Note	200	0.0%	—	0.0%
Equity	52,670	8.0%	31,040	4.3%
Warrants to Acquire Equity	7,870	1.2%	5,974	0.8%
Equity Appreciation Rights	—	0.0%	—	0.0%

Total	$657,636	100.0%	$731,991	100.0%

	June 30, 2003		December 31, 2002

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior Debt	$511,509	81.0%	$602,119	87.4%
Subordinated Debt	73,614	11.7%	66,684	9.7%
Convertible Subordinated Debt	2,569	0.4%	—	0.0%
Unsecured Note	200	0.0%	—	0.0%
Equity	32,670	5.2%	13,182	1.9%
Warrants to Acquire Equity	10,403	1.6%	6,568	1.0%
Equity Appreciation Rights	344	0.1%	317	0.0%

Total	$631,309	100.0%	$688,870	100.0%

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Set forth below are tables showing the composition of MCG’s portfolio by industry sector (excluding unearned income) at cost and fair value at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002

	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Media
Newspaper	$207,849	31.6%	$212,211	29.0%
Publishing	120,575	18.3%	141,933	19.4%
Broadcasting	46,956	7.1%	94,889	13.0%
Telecommunications	145,373	22.1%	146,358	20.0%
Information Services	80,517	12.3%	76,884	10.5%
Technology	40,445	6.2%	38,357	5.2%
Security Alarm	13,783	2.1%	19,265	2.6%
Other	2,138	0.3%	2,094	0.3%

Total	$657,636	100.0%	$731,991	100.0%

	June 30, 2003		December 31, 2002

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Media
Newspaper	$208,169	33.0%	$212,489	30.8%
Publishing	101,547	16.1%	115,370	16.7%
Broadcasting	46,794	7.4%	94,242	13.7%
Telecommunications	139,337	22.1%	138,250	20.1%
Information Services	82,350	13.0%	76,407	11.1%
Technology	38,498	6.1%	36,474	5.3%
Security Alarm	12,974	2.0%	13,914	2.0%
Other	1,640	0.3%	1,724	0.3%

Total	$631,309	100.0%	$688,870	100.0%

At June 30, 2003, there were $15,827 of loans greater than 60 days past due compared to $21,527 of loans at December 31, 2002. At June 30, 2003, including $1,580 of the loans greater than 60 days past due, there were $24,580 of loans on non-accrual. At December 31, 2002, including all $21,527 of the loans greater than 60 days past due, there were $42,703 of loans on non-accrual.

Note 3.    Borrowings

As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200,000 of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). As of June 30, 2003, $142,234 of the Series 2000-1 Notes were outstanding with one investor and as of December 31, 2002, $123,718 were outstanding with one investor. As of June 30, 2003 and December 31, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25,000 as part of the $200,000 total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Revolving Credit Facility was secured by $217,263 of commercial loans as of June 30, 2003 and $224,620 of commercial loans as of December 31, 2002. We are

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $30,000 (subject to increase upon occurrence of an event of default) prior to July 8, 2002 and $75,000 as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. The Series 2000-1 Notes bear interest based on a commercial paper rate plus 1.0% and interest is payable monthly.

Our $200,000 Revolving Credit Facility is scheduled to terminate on July 7, 2005, or earlier (but not before January 3, 2004) if Wachovia Bank does not renew the liquidity support that it provides to the commercial paper conduit that is the lender under this facility. If the liquidity support for the facility is not renewed or amended on or before July 7, 2003, then the liquidity support would continue for an additional 180 days through January 3, 2004 under the same terms but with a 2% increase in the rate on the borrowings under the facility (Class A Notes). We are in active negotiations with Wachovia around the amendment, restructure and/or renewal of this and other contemplated credit facilities. After January 3, 2004, if the liquidity support still has not been renewed or amended and our securitization facility has not been amended, refinanced or satisfied, then all principal and interest payments received in the ordinary course on the assets in the securitization facility, after payment of our compensation as a servicer and certain facility expenses, would be applied to the Class A Notes until these notes are fully paid.

As discussed above, there are certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an event of default. In February 2003, we amended the Revolving Credit Facility agreements. Prior to the February 2003 amendment, the Revolving Credit Facility required us among other things to maintain an average trailing twelve-month portfolio charged-off ratio (as defined in the Revolving Credit Facility agreements) of 3% or less. The amendment increased this ratio to 7% for any date prior to and including June 30, 2003 and decreased this ratio to 3% thereafter. This amendment also included a waiver with respect to the applicability of the charged-off ratio for periods prior to February 2003. Additionally, this amendment required us to increase the amount of collateral held by the noteholders by pledging the MCG Commercial Loan Trust 2001-1 Class C Notes, which we own.

On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets, totaling $273,166 as of June 30, 2003 and $295,470 as of December 31, 2002. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of June 30, 2003, $190,970 of the Series 2001-1 Notes were outstanding, of which $155,607 were Class A Notes and $35,363 were Class B Notes. As of December 31, 2002, $240,120 of the Series 2001-1 Notes were outstanding, of which $204,757 were Class A

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Notes and $35,363 were Class B Notes. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Outstandings under the Revolving Credit Facility and the Trust Notes as of June 30, 2003 and December 31, 2002 by interest rate benchmark were as follows:

	June 30, 2003	December 31, 2002
90-day LIBOR	$190,970	$240,120
Commercial Paper Rate	142,234	123,718

	$333,204	$363,838

The maximum outstandings under the Notes issued by the Revolving Credit Facility during the three and six months ended June 30, 2003 was $147,797 and $148,325, respectively, and the average outstandings were $144,851, and $140,146, respectively. The maximum outstandings under the Notes issued by the Revolving Credit Facility during the three and six months ended June 30, 2002 was $88,897 and the average outstandings were $76,228, and $50,342, respectively. The weighted average interest rates, excluding the amortization of deferred financing costs, for the three and six months ended June 30, 2003 were 2.4% and 2.5%, respectively. The weighted average interest rates, excluding the amortization of deferred financing costs, for the three and six months ended June 30, 2002 were 3.3% and 3.5%, respectively, and the interest rates at June 30, 2003 and 2002 were 2.3% and 3.4%, respectively.

There were no outstandings under the Swingline Notes during the three and six months ended June 30, 2003. There were no outstandings under the Swingline Notes at June 30, 2002. The maximum outstandings under the Swingline Notes during the three and six months ended June 30, 2002 was $22,900 and the average outstandings were $503 and $633, respectively. The weighted average interest rate for the three and six months ended June 30, 2002 was 2.9% and 2.8%, respectively.

The maximum outstandings under the Notes issued by the Trust during the three and six months ended June 30, 2003 was $207,112 and $240,120, respectively, and the average outstandings were $194,518 and $204,427, respectively. The weighted average interest rate, excluding the amortization of deferred financing costs, for the three and six months ended June 30, 2002 was 2.1% and 2.2%, respectively. The maximum outstandings under the Notes issued by the Trust during the three and six months ended June 30, 2002 was $261,417 and $265,223, respectively, and the average outstandings were $256,112 and $259,170, respectively. The weighted average interest rate, excluding the amortization of deferred financing costs, for the three and six months ended June 30, 2002 was 2.6%. The interest rates at June 30, 2003 and 2002 were 2.1% and 2.7%, respectively.

Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans the Company may leverage as collateral, the unused amount under the Revolving Credit Facility totaled $57,766 and $76,282 at June 30, 2003 and December 31, 2002, respectively.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2003	2002	2003	2002
Basic
Net income/Net increase in stockholders’ equity resulting from earnings	$8,989	$9,426	$17,886	$13,147
Weighted average common shares outstanding	30,121	27,335	30,095	27,077
Earnings per common share—basic	$0.30	$0.34	$0.59	$0.49
Diluted
Net income/Net increase in stockholders’ equity resulting from earnings	$8,989	$9,426	$17,886	$13,147
Weighted average common shares outstanding	30,121	27,335	30,095	27,077
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	—	101	—	94

Weighted average common shares outstanding—diluted	30,121	27,436	30,095	27,171

Earnings per common share—diluted	$0.30	$0.34	$0.59	$0.48

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

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 5.    Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30,
	2003	2002
Per Share Data (1):
Net asset value at beginning of period	$11.56	$12.46
Net operating income before investment gains and losses	0.72	0.68
Net realized losses on investments	(0.69)	—
Increase in unrealized appreciation (depreciation) on investments	0.54	(0.26)

Net increase in stockholders’ equity resulting from earnings	0.57	0.42
Dividends declared	(0.81)	(0.88)
Antidilutive effect of stock offering on distributions	—	0.07
Antidilutive effect of distributions recorded as compensation expense	0.04	0.04

Net decrease in stockholders’ equity resulting from distributions	(0.77)	(0.77)
Net increase in shareholders’ equity resulting from reduction in employee loans	—	0.01
Issuance of shares	—	4.29
Dilutive effect of share issuances	—	(3.85)
Net increase in shareholders’ equity from restricted stock amortization	0.06	0.06

Net increase in stockholders’ equity relating to share issuances	0.06	0.51

Net asset value at end of period	$11.42	$12.62

Per share market value at end of period	$14.51	$16.71
Total return (2)	42.34%	1.01%
Shares outstanding at end of period	31,252	31,286
Ratio/Supplemental Data:
Net assets at end of period	$356,881	$394,888
Ratio of operating expenses to average net assets (annualized)	8.47%	8.36%
Ratio of net operating income to average net assets (annualized)	12.33%	11.87%

(1)	Based on total shares outstanding.
(2)	For 2003, total return equals the increase of the ending market value over the December 31, 2002 price of $10.77 per share plus dividends paid ($0.82 per share), divided by the beginning price. For 2002, total return equals the decrease of the ending market value over the December 31, 2001 price of $17.80 per share plus dividends paid ($1.27 per share), divided by the beginning price. Total return is not annualized.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 6.    Assets Held and Income From Majority Owned Companies, Controlled Companies and Other Affiliates

The following table summarizes MCG’s assets held and income from majority owned companies, controlled companies and other affiliates:

	June 30,	December 31,
	2003	2002
Assets Held:
Majority Owned Companies (a):
Loans at fair value	$33,756	$26,121
Non-accrual loans at fair value included above	16,228	10,247
Equity Investments at fair value	15,864	9,207
Controlled Companies (b):
Loans at fair value	875	10,292
Non-accrual loans at fair value included above	—	10,292
Equity Investments at fair value	8,640	—
Other Affiliates (c):
Loans at fair value	35,197	34,304
Non-accrual loans at fair value included above	204	—
Equity Investments at fair value	3,127	321

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income Recognized:
From Majority Owned Companies (a):
Interest and fee income	$537	$299	$1,085	$780
Net change in unrealized appreciation (depreciation) on investments	(5,715)	(2,677)	(3,004)	(6,253)
Realized losses on investments	—	—	(5,585)	—
From Controlled Companies (b):
Interest and fee income	12	301	12	613
Net change in unrealized appreciation (depreciation) on investments	(363)	—	(680)	—
Realized losses on investments	—	—	(5,812)	—
From Other Affiliates (c):
Interest and fee income	1,130	1,038	2,085	1,974
Net change in unrealized appreciation (depreciation) on investments	1,570	(227)	1,744	(215)
Realized losses on investments	—	—	—	—

(a)	Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(b)	Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(c)	Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 7.    Contingencies

On January 29, 2003, a purported securities class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against us, certain of our officers and the underwriters of our initial public offering. The complaint alleges that the defendants made certain misstatements in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. Specifically, the complaint asserts that members of the plaintiff class purchased our common stock at purportedly inflated prices during the period from November 28, 2001 to November 1, 2002 as a result of certain misstatements regarding the academic degree of our chief executive officer. The complaint seeks unspecified compensatory and other damages, along with costs and expenses. On June 16, 2003, a consolidated amended class action complaint was filed in the proceedings captioned In re MCG Capital Corporation Securities Litigation, 1:03cv0114-A. The consolidated amended complaint names only us and certain of our officers and directors as defendants, and alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We have filed a motion to dismiss the consolidated amended class action complaint and intend to vigorously defend the lawsuit.

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

Note 8.    Subsequent Event

In July 2003, we completed a transaction to acquire the assets of one of our portfolio companies, THE Journal LLC, in satisfaction of debt and transfer those assets to a wholly-owned subsidiary. In August 2003, we sold 50% of the equity in the wholly-owned subsidiary to third party investors. Our investment had a fair value of $1,513 and unrealized depreciation of $1,753 as of June 30, 2003. In conjunction with these transactions, we expect to realize a loss of approximately $959 in the third quarter of 2003 and, at the same time, reverse the unrealized depreciation of $1,753. Accordingly, we expect these transactions will result in approximately $794 of net realized and unrealized gains and losses in the third quarter of 2003.

I ndependent Accountants’ Review Report

Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of June 30, 2003, including the consolidated schedule of investments, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and the consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/  ERNST & YOUNG LLP

McLean, Virginia

July 27, 2003

I tem 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data, and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) the current economic downturn is impairing our customers’ ability to repay our loans and increasing our non-performing assets, (2) the current economic downturn is disproportionately impacting the communications, information services, media and technology industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors, (3) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (4) interest rate volatility could adversely affect our results, (5) the risks associated with the possible disruption in our operations due to terrorism and (6) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. Important assumptions include our ability to originate new credits, certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

Overview

MCG Capital Corporation is a solutions-focused financial services company providing financing and advisory services to small and medium-sized companies throughout the United States in the communications, information services, media and technology industry sectors. On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and a concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million. Upon completion of these offerings, we became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. MCG Capital Corporation will elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2002, which election will be effective as of January 1, 2002. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. On June 17, 2002, MCG raised $54.0 million of gross proceeds in an additional public offering by selling 3,000,000 shares of common stock at an offering price of $18 per share. On July 3, 2003, MCG filed a Form N-2 Registration Statement with the Securities and Exchange Commission (“SEC”) which would allow MCG to offer, from time to time, up to 12,500,000 shares of common stock in one or more offerings.

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

Portfolio Composition and Asset Quality

Our primary business is lending to and investing in private businesses, primarily in the communications, information services, media, and technology industry sectors, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. The increase in investments during 2002 was primarily attributable to originated debt securities, including $55.5 million of subordinated debt to four companies. Though we intend to increase our level of subordinated debt and equity-based investments, we expect a substantial majority of our portfolio will continue to consist of investments in senior secured commercial loans. The total portfolio value of our investments was $631.3 million and $688.9 million at June 30, 2003 and December 31, 2002, respectively (exclusive of unearned income).

Total portfolio investment activity for the six months ended June 30, 2003 and year ended December 31, 2002, was as follows (exclusive of unearned income):

(dollars in millions)	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Beginning Portfolio	$688.9	$617.2
Originations/Draws/Advances on Loans	22.3	185.0
Originations/Warrants Received on Equity (a)	23.7	12.8
Gross Payments/Reductions (a)	(37.4)	(52.4)
Early Pay-offs/Sales of Securities	(61.5)	(32.2)
Realized Gains on Investments	0.8	—
Realized Losses on Investments	(22.4)	(9.6)
Unrealized Appreciation in Investments	29.6	3.6
Unrealized Depreciation in Investments	(12.7)	(35.5)

Ending Portfolio	$631.3	$688.9

a)	Included in these amounts is the conversion of $17.8 million and $5.4 million of debt to equity in connection with certain restructurings for the six months ended June 30, 2003 and year ended December 31, 2002, respectively.

Business activity for the six months ended June 30, 2003 included follow on investments in several of our existing portfolio companies. We also completed several restructurings of our existing portfolio companies. We believe we have a strong pipeline of potential new investments in our target industries. We are currently in the origination process of several new investments, though none were completed by the end of the second quarter.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002

(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior Debt	$511.5	81.0%	$602.1	87.4%
Subordinated Debt	73.6	11.7%	66.7	9.7%
Convertible Subordinated Debt	2.6	0.4%	—	0.0%
Unsecured Note	0.2	0.0%	—	0.0%
Equity	32.7	5.2%	13.2	1.9%
Warrants to Acquire Equity	10.4	1.6%	6.6	1.0%
Equity Appreciation Rights	0.3	0.1%	0.3	0.0%

	$631.3	100.0%	$688.9	100.0%

Set forth below is a table showing the composition of MCG’s portfolio by industry sector (excluding unearned income) at fair value at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002

(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Media
Newspaper	$208.2	33.0%	$212.5	30.8%
Publishing	101.5	16.1%	115.4	16.7%
Broadcasting	46.8	7.4%	94.2	13.7%
Telecommunications	139.3	22.1%	138.3	20.1%
Information Services	82.4	13.0%	76.4	11.1%
Technology	38.5	6.1%	36.5	5.3%
Security Alarm	13.0	2.0%	13.9	2.0%
Other	1.6	0.3%	1.7	0.3%

	$631.3	100.0%	$688.9	100.0%

The following table summarizes MCG’s assets held and income from majority owned companies, controlled companies and other affiliates:

	June 30, 2003	December 31, 2002
Assets Held:
Majority Owned Companies (a):
Loans at fair value	$33,756	$26,121
Non-accrual loans at fair value included above	16,228	10,247
Equity Investments at fair value	15,864	9,207
Controlled Companies (b):
Loans at fair value	875	10,292
Non-accrual loans at fair value included above	—	10,292
Equity Investments at fair value	8,640	—
Other Affiliates (c):
Loans at fair value	35,197	34,304
Non-accrual loans at fair value included above	204	—
Equity Investments at fair value	3,127	321

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income Recognized:
From Majority Owned Companies (a):
Interest and fee income	$537	$299	$1,085	$780
Net change in unrealized appreciation (depreciation) on investments	(5,715)	(2,677)	(3,004)	(6,253)
Realized losses on investments	—	—	(5,585)	—
From Controlled Companies (b):
Interest and fee income	12	301	12	613
Net change in unrealized appreciation (depreciation) on investments	(363)	—	(680)	—
Realized losses on investments	—	—	(5,812)	—
From Other Affiliates (c):
Interest and fee income	1,130	1,038	2,085	1,974
Net change in unrealized appreciation (depreciation) on investments	1,570	(227)	1,744	(215)
Realized losses on investments	—	—	—	—

(a)	Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.

(b)	Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.

(c)	Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.

Asset Quality

Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of June 30, 2003 and December 31, 2002, unrealized depreciation on investments totaled $26.3 million and $43.1 million, respectively. For additional information on the change in unrealized depreciation on investments, see the section entitled “Net Investment Gains and Losses”.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2003 and December 31, 2002:

(dollars in millions)
	June 30, 2003		December 31, 2002

Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

1	$123.3	19.5%	$109.3	15.9%
2	263.1	41.7%	296.6	43.1%
3	193.0	30.6%	225.0	32.6%
4	42.9	6.8%	39.5	5.7%
5	9.0	1.4%	18.5	2.7%

	$631.3	100.0%	$688.9	100.0%

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. At June 30, 2003, of the investments with a 5 rating, $4.7 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $38.1 million were loans, of which $19.9 million were on non-accrual. At

December 31, 2002, of the investments with a 5 rating, $18.0 million were loans, of which $16.9 million were on non-accrual. Of the investments with a 4 rating, $35.4 million were loans, of which $19.6 million were on non-accrual.

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

At June 30, 2003 and December 31, 2002, there were $15.8 million and $21.5 million, respectively, of loans, or approximately 2.5% or 3.1%, respectively, of the investment portfolio, greater than 60 days past due. At June 30, 2003, including $1.6 million of the loans greater than 60 days past due, there were $24.6 million of loans, or approximately 3.9% of the investment portfolio, on non-accrual status. At December 31, 2002, including all $21.5 million of the loans greater than 60 days past due, there were $42.7 million of loans on non-accrual status representing 6.2% of the investment portfolio. The non-accrual and past due loans primarily represented borrowers in the publishing, telecommunications and paging businesses. Portions of the trade publishing industry which are dependent on financial, technology or telecommunications advertising, continue to experience sluggish advertising revenue. Certain companies in the telecommunications industry have suffered from competitive pressure from low cost and prepaid cellular calling plans. At June 30, 2003, of the $33.8 million of loans to our majority owned companies, $16.2 million were on non-accrual status. At December 31, 2002, of the $26.1 million of loans to our majority owned companies, $10.2 million were on non-accrual status. As of June 30, 2003, of the $0.9 million of loans to controlled companies, none were on non-accrual status. At December 31, 2002, all $10.3 million of the loans to our controlled companies were on non-accrual status. As of June 30, 2003, of the $35.2 million of loans to other affiliates, $0.2 million were on non-accrual status. At December 31, 2002, of the $34.3 million of loans to other affiliates, none were on non-accrual status.

When principal and interest on a loan is not paid within the applicable grace period, we will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment and will begin to more actively monitor the investment. We will formulate strategies to optimize the resolution process and will begin the process of restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any enhanced risk, we receive additional compensation from the customer in connection with a restructuring. During the process of monitoring a loan that is out of compliance, we will in appropriate circumstances send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may determine to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2003 and 2002

Operating Income

Operating income includes interest income on commercial loans, dividend income, advisory fees and other income. Interest income is comprised of commercial loan interest at contractual rates and upfront fees that are amortized into income over the life of the loan. Most of our loans contain lending features that adjust the rate margin based on the financial and operating performance of the borrower, which generally occurs quarterly.

The change in operating income for the three and six months ended June 30, 2003 compared to the same periods in 2002 is attributable to the following items:

	Three Months Ended June 30,	Six Months Ended June 30,
(dollars in thousands)	2003 vs. 2002	2003 vs. 2002
Change due to:
Asset growth (decrease) (a)	$(788)	$743
Change in LIBOR (a)	(1,154)	(1,976)
Change in spread (a)	2,861	4,357
Net decrease in loan fee and dividend income	(418)	(384)
Decrease in advisory fees and other income	(298)	(1,052)

Total change in operating income	$203	$1,688

(a)	The change in interest income due to change in LIBOR, change in spread and loan growth has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating income for the three months ended June 30, 2003 increased $0.2 million, or 1.0%, to $19.6 million from $19.4 million for the three months ended June 30, 2002. Operating income for the second quarter of 2003 included $0.4 million of dividend income. Loan interest increased by $0.9 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Average three month LIBOR decreased 68 basis points over these periods from 1.92% to 1.24%, decreasing income by $1.2 million. Average commercial loans decreased 4.9% for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002, contributing a $0.8 million decrease in income. The coupon spread increased 175 basis points for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002, resulting in a $2.9 million increase in income. Loan fees and dividend income decreased by $0.4 million from the second quarter of 2002 to the second quarter of 2003. Advisory fees and other income for the three months ended June 30, 2003 decreased $0.3 million to $0.9 million from $1.2 million for the three months ended June 30, 2002 as a greater number of financial advisory projects were completed during the second quarter of 2002. The increase in weighted average spreads more than offset the affects of the decrease in LIBOR rates, decrease in loan volume and decline in advisory and other income for the three months ended June 30, 2003 to the same period in 2002.

Total operating income for the six months ended June 30, 2003 increased $1.7 million, or 4.6%, to $38.2 million from $36.5 million for the six months ended June 30, 2002. Operating income for the first six months of 2003 included $0.4 million of dividend income. Loan interest increased by $3.1 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Average three month LIBOR decreased 63 basis points over these periods from 1.91% to 1.28%, decreasing income by $2.0 million. Average commercial loans increased 2.5% for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002, contributing a $0.7 million increase in income. The coupon spread increased 136 basis points for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002, resulting in a $4.4 million increase in income. Loan fees and dividend income decreased by $0.4 million from the first six months of 2002 to the first six months of 2003. Advisory fees and other income for the six months ended June 30, 2003 decreased $1.0 million to $1.6 million from $2.6 million for the six months ended June 30, 2002 as a greater number of financial advisory projects were completed during the first half of 2002. The loan growth and increase in weighted average spreads more than offset the affects of the decrease in LIBOR rates and decline in advisory and other income for the six months ended June 30, 2003 to the same period in 2002.

Operating Expenses

Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

The change in operating expenses for the three and six months ended June 30, 2003 compared to the same period in 2002 is attributable to the following items:

	Three Months Ended June 30,	Six Months Ended June 30,
(dollars in thousands)	2003 vs. 2002	2003 vs. 2002
Change due to:
Increase in borrowings (a)	$48	$465
Change in LIBOR (a)	(580)	(1,021)
Change in spread (a)	142	269
Debt cost amortization	(173)	(325)
Salaries and benefits	315	178
Long-term incentive compensation	(230)	(230)
General and administrative expense	447	1,127

Total change in operating expense	$(31)	$463

(a)	The change in interest expense due to decrease in borrowings, change in LIBOR, and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating expenses for the three months ended June 30, 2003 remained relatively level at $8.0 million when compared to the three months ended June 30, 2002. Borrowing costs decreased 19.8% from $2.8 million for the three months ended June 30, 2002 to $2.3 million for the three months ended June 30, 2003. Average three month LIBOR decreased 68 basis points over these periods from 1.92% to 1.24%, which caused interest expense to decline by $0.6 million. The increase in average borrowings and spreads caused interest expense to rise by $0.2 million. Salaries and benefits increased $0.3 million. Long-term incentive compensation related to the amortization of restricted stock awards and the treatment of dividends on certain shares of common stock securing employee loans as compensation declined $0.2 million quarter to quarter. General and administrative expenses increased $0.4 million for the three months ended June 30, 2003 as compared to the same period in 2002 primarily due to higher expenses related to increased professional fees from servicing and restructuring certain loans as well as an increase in certain general and administrative expenses associated with MCG’s expanded office facilities.

Total operating expenses for the six months ended June 30, 2003 increased $0.5 million, or 3.1%, to $15.5 million. Borrowing costs decreased by 11.5% from $5.3 million for the six months ended June 30, 2002 to $4.7 million for the six months ended June 30, 2003. Average three month LIBOR decreased 63 basis points over these periods from 1.91% to 1.28%, which caused interest expense to decline by $1.0 million. The increase in average borrowings and spreads caused interest expense to rise by $0.8 million. Salaries and benefits increased $0.2 million. Long-term incentive compensation related to the amortization of restricted stock awards and the treatment of dividends on certain shares of common stock securing employee loans as compensation decreased

$0.2 million over these periods. General and administrative expenses increased $1.1 million for the six months ended June 30, 2003 as compared to the same period in 2002 primarily due to higher expenses related to increased professional fees from servicing and restructuring certain loans as well as an increase in certain general and administrative expenses associated with MCG’s expanded office facilities.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses (NOI) for the three and six months ended June 30, 2003 totaled $11.7 million and $22.6 million, respectively, compared with $11.5 million and $21.4 million for the same respective periods in 2002.

Net Investment Gains and Losses

For the first half of 2003, net investment gains and losses totaled ($4.7) million, of which ($2.7) million is related to the second quarter. For the first half of 2002, net investment gains and losses totaled ($8.3) million, of which ($2.0) million is related to the second quarter. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the following tables. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our realized gains and losses on investments for the three and six months ended June 30, 2003 and 2002. There were no realized gains and losses for the three and six months ended June 30, 2002:

MCG Capital Corporation

Summary of Realized Gains and Losses on Investments

(dollars in thousands)

		Three Months Ended June 30		Six Months Ended June 30
Portfolio Company	Sector	2003	2002	2003	2002

Realized gains (losses) on loans
VS&A-PBI Holding LLC	Publishing	$—	$—	$(7,901)	$—
National Systems Integration	Security Alarm	—	—	(5,812)	—
AMI Telecommunications Corporation	Telecommunications	—	—	(5,585)	—
Rising Tide Holdings, Inc.	Publishing	(2,675)	—	(2,675)	—
NBG Radio Network, Inc.	Broadcasting	—	—	(398)	—

		(2,675)	—	(22,371)	—

Realized gains (losses) on equity investments
Talk America Holdings, Inc.	Telecommunications	832	—	832	—

		832	—	832	—

Net realized gains (losses) on investments		$(1,843)	$—	$(21,539)	$—

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the three and six months ended June 30, 2003 and 2002:

MCG Capital Corporation

Summary of Net Change in Unrealized Appreciation and Depreciation on Investments

(dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
Portfolio Company	Sector	2003	2002	2003	2002

Unrealized appreciation on loans
Other		$133	$—	$179	—

Unrealized appreciation on equity investments
Creatas, L.L.C.	Information Services	2,657	—	2,954	—
Talk America Holdings, Inc.	Telecommunications	1,677	5,608	2,511	5,618
Bridgecom Holdings, Inc.	Telecommunications	421	—	1,111	—
Systems Xcellence USA, Inc.	Technology	631	—	631	—
Manhattan Telecommunications Corporation	Telecommunications	100	151	96	1,020
Other		444	237	796	270

		5,930	5,996	8,099	6,908

Unrealized appreciation on investments		6,063	5,996	8,278	6,908

Unrealized depreciation on loans
AMI Telecommunications Corporation	Telecommunications	$(1,720)	—	$(1,720)	—
Images.com, Inc.	Information Services	(437)	—	(821)	—
Netplexus Corporation	Technology	(647)	—	(647)	—
NOW Communications, Inc.	Telecommunications	(465)	—	(465)	—
Sunshine Media, Delaware, LLC	Publishing	(415)	—	(415)	—
Corporate Legal Times	Publishing	(384)	(179)	(501)	(179)
National Systems Integration, Inc.	Security Alarm	—	(1,004)	—	(3,404)
ValuePage Holdings, Inc.	Telecommunications	—	(1,949)	—	(1,949)
Rising Tide Holdings, Inc.	Publishing	—	(569)	—	(569)
THE Journal, LLC	Publishing	(44)	(402)	(117)	(402)
Other		(150)	(168)	(150)	(168)

		(4,262)	(4,271)	(4,836)	(6,671)

Unrealized depreciation on equity investments
AMI Telecommunications Corporation	Telecommunications	$(2,695)	—	$(2,695)	—
Biznessonline.com, Inc.	Telecommunications	—	(138)	(2,001)	(214)
Working Mother Media, Inc.	Publishing	(687)	(349)	(1,184)	(349)
National Systems Integration, Inc.	Security Alarm	(258)	—	(575)	—
Interactive Business Solutions, Inc.	Security Alarm	(389)	—	(270)	—
Wiesner Publishing Company, LLC	Publishing	(228)	—	(247)	—
Miles Media Group, LLC	Publishing	(210)	—	(151)	—
New Century Companies, Inc.	Other	(169)	—	(160)	—
UMAC, Inc.	Publishing	(19)	(2,190)	—	(5,690)
nii communications, inc.	Telecommunications	—	(26)	—	(563)
Other		(368)	(1,046)	(628)	(1,679)

		(5,023)	(3,749)	(7,911)	(8,495)

Unrealized depreciation on investments		(9,285)	(8,020)	(12,747)	(15,166)

Reversal of unrealized depreciation (appreciation)*
VS&A-PBI Holding LLC	Publishing	—	—	7,901	—
National Systems Integration, Inc.	Security Alarm	—	—	5,276	—
AMI Telecommunications Corporation	Telecommunications	—	—	5,143	—
Rising Tide Holdings, Inc.	Publishing	2,735	—	2,735	—
Talk America Holdings, Inc.	Telecommunications	(365)	—	(365)	—
NBG Radio Network, Inc.	Broadcasting	—	—	574	—

Total reversal of unrealized depreciation (appreciation)		2,370	—	21,264	—

Net change in unrealized appreciation (depreciation) on investments		$(852)	$(2,024)	$16,795	$(8,258)

*	When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

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

Net Income

Net income totaled $9.0 million for the quarter ended June 30, 2003 compared to $9.4 million for the quarter ended June 30, 2002. Net income totaled $17.9 million for the six months ended June 30, 2003 compared to $13.1 million for the six months ended June 30, 2002.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Cash, Securitization Accounts

At June 30, 2003 and December 31, 2002, we had $54.8 million and $9.4 million, respectively, in cash and cash equivalents. In addition, at June 30, 2003 and December 31, 2002, we had $17.0 million and $43.2 million, respectively, in cash, securitization accounts. We invest cash on hand in interest bearing deposit accounts with daily sweep features. Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans. We are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operations.

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

As of June 30, 2003, we had unused commitments to extend credit to our customers of $13.2 million, which are not reflected on our balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants and limitations which include restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 Notes we may issue from time to time, the unused portion of our borrowing facility totaled $57.8 million. See “Borrowings” section below for discussion of our borrowing facilities.

The following table shows our contractual obligations as of June 30, 2003:

	Payments Due by Period

(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Borrowings (b)	$333.2	$70.3	$241.2	$21.7	$—
Future minimum rental obligations	13.0	1.3	2.6	2.6	6.5

Total contractual obligations	$346.2	$71.6	$243.8	$24.3	$6.5

(a)	This excludes the unused commitments to extend credit to our customers of $13.2 million as discussed above.

(b)	Borrowings under the Revolving Credit Facility are listed based on the contractual maturity of the facility. Repayments of the Series 2001-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of June 30, 2003, this ratio was 212%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio, we anticipate needing to raise additional capital from various sources, including the public and private equity markets and the securitization or other debt-related markets.

Borrowings

On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets which were contributed by us and totaled $273.2 million as of June 30, 2003 and $295.5 million as of December 31, 2002. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of June 30, 2003, $191.0 million of the Series 2001-1 Notes were outstanding and $240.1 million were outstanding as of December 31, 2002. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200.0 million of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). As of June 30, 2003, $142.2 million of the Series 2000-1 Notes were outstanding with one investor and, as of December 31, 2002, $123.7 million were outstanding with one investor. As of June 30, 2003 and December 31, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25.0 million as part of the $200.0 million total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Revolving Credit Facility was secured by $217.3 million of commercial loans as of June 30, 2003 and $224.6 million of commercial loans as of December 31, 2002. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $30.0 million (subject to increase upon occurrence of an event of default) prior to July 8, 2002 and $75.0 million as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility, and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. The Series 2000-1 Notes bear interest based on a commercial paper rate plus 1.0% and interest is payable monthly.

Our $200.0 million Revolving Credit Facility is scheduled to terminate on July 7, 2005, or earlier (but not before January 3, 2004) if Wachovia Bank does not renew the liquidity support that it provides to the commercial paper conduit that is the lender under this facility. If the liquidity support for the facility is not renewed or amended on or before July 7, 2003, then the liquidity support would continue for an additional 180 days through January 3, 2004 under the same terms but with a 2% increase in the rate on the borrowings under the facility (Class A Notes). We are in active negotiations with Wachovia around the amendment, restructure and/or renewal of this and other contemplated credit facilities. After January 3, 2004, if the liquidity support still has not been renewed or amended and our securitization facilty has not been amended, refinanced or satisfied, then all principal and interest payments received in the ordinary course on the assets in the securitization facility, after payment of our compensation as a servicer and certain facility expenses, would be applied to the Class A Notes until these notes are fully paid.

As discussed above, there are certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an event of default. In February 2003, we amended the Revolving Credit Facility agreements. Prior to the February 2003 amendment, the Revolving Credit Facility required us among other things to maintain an average trailing twelve-month portfolio charged-off (as defined in the Revolving Credit Facility agreements) ratio of 3% or less. The amendment increased this ratio to 7% for any date prior to and including June 30, 2003 and decreased this ratio to 3% thereafter. This amendment also included a waiver with respect to the applicability of the charge-off ratio for periods prior to February 2003. Additionally, this amendment required us to increase the amount of collateral held by the noteholders by pledging the MCG Commercial Loan Trust 2001-1 Class C Notes, which we own.

The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

At June 30, 2003, we had aggregate outstanding borrowings of $333.2 million. The following table shows the facility amounts and outstanding borrowings at June 30, 2003:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate (a)
Series 2001-1 Class A Asset Backed Bonds	$155.6	$155.6	1.92%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	3.07
Series 2000-1 Class A Asset Backed Securities	200.0	142.2	2.22

Total borrowings	$391.0	$333.2	2.17%

(a)	Excludes the cost of commitment fees and other facility fees.

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

The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount

August 6, 2003	August 18, 2003	October 30, 2003	$0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$3.85

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

In accordance with GAAP, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. However, in certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $29.8 million or 4.7% of our portfolio of investments as of June 30, 2003 and $27.2 million or 4.0% of our portfolio of investments as of December 31, 2002.

PIK related activity for the six months ended June 30, 2003 and year ended December 31, 2002 was as follows:

(in millions)	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Beginning PIK loan balance	$27.2	$14.2
PIK interest earned during the period	9.5	16.2
Change in interest receivable on PIK loans	0.1	(0.1)
Principal payments of cash on PIK loans	(1.1)	(3.1)
PIK loans converted to other securities	(5.9)	—

Ending PIK loan balance	$29.8	$27.2

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. Had all principal payments from these customers been applied first to any outstanding PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $6.7 million of payments would have been applied against the June 30, 2003 PIK loan balance of $29.8 million and an additional $6.3 million of payments would have been applied against the December 31, 2002 PIK loan balance of $27.2 million.

As of June 30, 2003, 93.7% of the $29.8 million of PIK loans outstanding had an investment rating of 3 or better and as of December 31, 2002, 87.8% of the $27.2 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $10.9 million and $12.8 million of unearned fees as of June 30, 2003 and December 31, 2002, respectively. We recognized $2.3 million of these fees in income during the first six months of 2003 and $3.0 million of these fees in income during the first six months of 2002.

Valuation of Investments

At June 30, 2003, approximately 89% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Valuation of Equity Securities

With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, restricted publicly traded securities may be valued at discounts from the public market value due to restrictions on sale, the size of our investment or market liquidity concerns.

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties equaling $490.4 million at June 30, 2003 and $520.1 million at December 31, 2002. Transfers of loans have not met the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Recent Developments

On May 28, 2003, a new federal tax law was enacted that generally reduces the maximum rate of taxation on non-corporate taxpayers for net long-term capital gains (i.e., the excess of net long-term capital gains over net short-term capital losses for a taxable year) from 20% to 15% (from May 6, 2003 through December 31, 2008). Our dividends are generally not eligible for the new 15% tax rate on dividends. As a result, distributions of our investment company taxable income generally will continue to be taxed at the higher tax rates applicable to ordinary income. However, the 15% tax rate for net long-term capital gains and dividends will generally apply to: U.S. stockholders’ long-term capital gains, if any, recognized on the disposition of our shares; our distributions designated as capital gain dividends; and our distributions consisting of dividends we have received from qualifying corporations (which we generally do not receive).

In July 2003, we completed a transaction to acquire the assets of one of our portfolio companies, THE Journal LLC, in satisfaction of debt and transfer those assets to a wholly-owned subsidiary. In August 2003, we sold 50% of the equity in the wholly-owned subsidiary to third party investors. Our investment had a fair value of $1.5 million and unrealized depreciation of $1.8 million as of June 30, 2003. In conjunction with these transactions, we expect to realize a loss of approximately $1.0 million in the third quarter of 2003 and, at the same time, reverse the unrealized depreciation of $1.8 million. Accordingly, we expect these transactions will result in approximately $0.8 million of net realized and unrealized gains and losses in the third quarter of 2003.

On August 6, 2003, our Board of Directors declared a third quarter 2003 dividend of $0.42 per share. The third quarter dividend is payable on October 30, 2003, with a record date of August 18, 2003.

I tem 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Over 88% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 32% of our loan portfolio has a LIBOR floor, at various levels. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our outstanding commercial loans and our outstanding borrowings at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002

(dollars in millions)	Commercial Loans	Borrowings	Commercial Loans	Borrowings

Prime Rate	$16.3	$—	$28.8	$—
30-Day LIBOR	28.5	—	39.6	—
60-Day LIBOR	—	—	—	—
90-Day LIBOR	469.8	191.0	518.9	240.1
Commercial Paper Rate	—	142.2	—	123.7
Fixed Rate	73.3	—	81.5	—

Total	$587.9	$333.2	$668.8	$363.8

Based on our June 30, 2003 balance sheet, for a 100 basis point increase in interest rates, our annual interest income and interest expense would each increase by $3.3 million resulting in no change in annual net income, assuming no changes in our investments or borrowing structure. Due to the imposition of LIBOR floors, the impact of an additional 100 basis point increase is different from the first 100 basis point change discussed in the preceding sentence. For that additional 100 basis point increase in interest rates, our annual interest income would increase an additional $3.8 million resulting in an increase in annual net income of an additional $0.4 million, assuming no changes in our investments or borrowing structure. For a 100 basis point decrease in interest rates, our annual interest income and interest expense would each decrease by $3.3 million resulting in no change in annual net income, assuming no changes in our investment and borrowing structure.

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

I tem 4.    Controls and Procedures

(a)	As of the end of the period covered by this report, MCG carried out an evaluation, under the supervision and with the participation of MCG’s management, including MCG’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of MCG’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer have concluded that MCG’s current disclosure controls and procedures are effective in timely alerting them of material information relating to MCG that is required to be disclosed in MCG’s SEC filings.

(b)	There have been no changes in MCG’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, MCG’s internal control over financial reporting.

PART II.    OTHER INFORMATION

I tem 1.    Legal Proceedings

On January 29, 2003, a purported securities class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against us, certain of our officers and the underwriters of our initial public offering. The complaint alleges that the defendants made certain misstatements in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. Specifically, the complaint asserts that members of the plaintiff class purchased our common stock at purportedly inflated prices during the period from November 28, 2001 to November 1, 2002 as a result of certain misstatements regarding the academic degree of our chief executive officer. The complaint seeks unspecified compensatory and other damages, along with costs and expenses. On June 16, 2003, a consolidated amended class action complaint was filed in the proceedings captioned In re MCG Capital Corporation Securities Litigation, 1:03cv0114-A. The consolidated amended complaint names only us and certain of our officers and directors as defendants, and alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We have filed a motion to dismiss the consolidated amended class action complaint and intend to vigorously defend the lawsuit.

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

I tem 2.    Changes in Securities and Use of Proceeds

Not Applicable.

I tem 3.    Defaults Upon Senior Securities

Not Applicable.

I tem 4.    Submission of Matters to a Vote of Security Holders

On May 14, 2003, the Company held its Annual Meeting of Stockholders. The following two matters were submitted to the stockholders for consideration:

1.	To elect three directors of the Company who will serve for three years, or until their successors are elected and qualified; and

2.	To ratify the selection of Ernst & Young LLP to serve as independent auditors for the Company for the fiscal year ending December 31, 2003

The results of the shares voted with regard to each of these matters is as follows:

1.	Election of Directors:

Director	For	Withheld
Jeffrey M. Bucher	28,916,682	194,731
Kenneth J. O’Keefe	28,916,682	194,731
Michael A. Pruzan	28,162,562	948,851

Continuing Directors whose terms did not expire at the annual meeting were as follows: Bryan J. Mitchell, Steven F. Tunney, Robert J. Merrick, Wallace B. Millner, III, Joseph H. Gleberman and Norman W. Alpert.

2.	Ratification of appointment of Ernst & Young LLP as auditors:

For	Against	Abstain
28,896,808	163,030	51,575

There were no broker non-votes for items 1 and 2 above.

I tem 5.    Other Information

Not Applicable.

I tem 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of President and Chief Operating Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2	Certification of President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

(b)	Reports on Form 8-K

On April 30, 2003, we filed a current report on Form 8-K, pursuant to Item 12 reporting the issuance of a press release, announcing our financial results for the quarter ended March 31, 2003.

On June 16, 2003, we filed a current report on Form 8-K, pursuant to Item 12 reporting the issuance of a press release, announcing we had declared a dividend of $0.41 per share for the quarter ending June 30, 2003.

On July 30, 2003, we filed a current report on Form 8-K, pursuant to Item 12 reporting the issuance of a press release, announcing our financial results for the three and six months ended June 30, 2003.

On August 6, 2003, we filed a current report on Form 8-K, pursuant to Item 12 reporting the issuance of a press release, announcing we had declared a dividend of $0.42 per share for the quarter ending September 30, 2003.

S IGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2003.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer

By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney President and Chief Operating Officer

By:	/s/ JANET C. PERLOWSKI
Janet C. Perlowski Chief Financial Officer