Form 10-Q
period 2003-09-30
MCG CAPITAL CORP
filed 2003-11-14
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 13, 2003 was 38,731,523.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2003	2002	2003	2002
Income statement data:
Operating income	$19,904	$20,138	$58,079	$56,625
Net operating income before investment gains and losses	11,740	11,653	34,370	33,058
Net income (loss)/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)	9,913	(3,461)	27,799	9,686

Per common share data:
Earnings (loss) per common share:
Basic	$0.30	$(0.12)	$0.90	$0.35
Diluted	0.30	(0.12)	0.90	0.34
Net operating income before investment gains and losses per common share basic and diluted	0.36	0.39	1.11	1.18
Net asset value per common share (a)	11.99	12.13	11.99	12.13
Cash dividends declared per common share	0.42	0.46	1.23	1.34

Selected period-end balances:
Total investment portfolio	$611,927	$707,258
Total assets	801,354	747,658
Borrowings	318,471	348,186

Other data (at period-end):
Number of portfolio companies	78	81
Number of employees	54	55
(a)	Based on common shares outstanding at period-end.

Item 1.    Financial Statements (unaudited)

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share data) (unaudited)

	September 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$154,591	$9,389
Cash, securitization accounts	21,091	43,170
Investments:
Commercial loans, at fair value (cost of $588,855 and $694,977, respectively)	579,794	668,803
Investments in equity securities, at fair value (cost of $70,729 and $37,014, respectively)	49,573	20,067
Unearned income on commercial loans	(17,440)	(12,778)

Total investments	611,927	676,092
Interest receivable	4,697	5,866
Other assets	9,048	10,476

Total assets	$801,354	$744,993

Liabilities
Borrowings	$318,471	$363,838
Interest payable	1,186	1,527
Dividends payable	13,127	13,129
Other liabilities	4,131	5,249

Total liabilities	336,915	383,743

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 100,000 shares, 38,729 issued and outstanding on September 30, 2003 and 31,259 issued and outstanding on December 31, 2002	387	313
Paid-in capital	529,129	419,961
Stockholder loans	(5,295)	(5,513)
Unearned compensation—restricted stock	(5,889)	(8,566)
Distributions in excess of earnings	(23,676)	(1,824)
Net unrealized depreciation on investments	(30,217)	(43,121)

Total stockholders’ equity	464,439	361,250

Total liabilities and stockholders’ equity	$801,354	$744,993

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating income
Interest and dividend income	$17,666	$19,396	$54,250	$53,240
Advisory fees and other income	2,238	742	3,829	3,385

Total operating income	19,904	20,138	58,079	56,625

Operating expenses
Interest expense	2,701	2,841	7,429	8,181
Employee compensation:
Salaries and benefits	1,759	1,958	5,800	5,821
Long-term incentive compensation	1,759	1,816	4,786	5,073

Total employee compensation	3,518	3,774	10,586	10,894
General and administrative expense	1,945	1,870	5,694	4,492

Total operating expenses	8,164	8,485	23,709	23,567

Net operating income before investment gains and losses	11,740	11,653	34,370	33,058

Net realized gains (losses) on investments	2,064	(9,617)	(19,475)	(9,617)
Net change in unrealized appreciation (depreciation) on investments	(3,891)	(5,497)	12,904	(13,755)

Net investment gains and losses	(1,827)	(15,114)	(6,571)	(23,372)

Net income (loss)/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)	$9,913	$(3,461)	$27,799	$9,686

Earnings (loss) per common share:
Basic	$0.30	$(0.12)	$0.90	$0.35
Diluted	$0.30	$(0.12)	$0.90	$0.34
Net operating income before investment gains and losses per common share basic and diluted	$0.36	$0.39	$1.11	$1.18
Cash dividends declared per common share	$0.42	$0.46	$1.23	$1.34
Weighted average common shares outstanding	32,878	29,932	31,033	28,041
Weighted average common shares outstanding—diluted	32,906	29,932	31,042	28,102

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statement of Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)

	Common Stock		Paid-in Capital	Stock- holder Loans	Unearned Compen- sation— Restricted stock	Distributions (in excess of) less than earnings	Net Unrealized Depreciation on Investments	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2001	28,287	$283	$370,087	$(6,510)	$(13,077)	$12,792	$(11,202)	$352,373
Net income (loss)/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						23,441	(13,755)	9,686
Issuance of common shares, net of costs	3,000	30	50,220					50,250
Dividends declared, $1.34 per share						(37,236)		(37,236)
Dividend reinvestment	14		226					226
Amortization of restricted stock awards					3,030			3,030
Reduction in employee loans	(48)		(659)	847	523			711

Balance September 30, 2002	31,253	$313	$419,874	$(5,663)	$(9,524)	$(1,003)	$(24,957)	$379,040

Balance December 31, 2002	31,259	$313	$419,961	$(5,513)	$(8,566)	$(1,824)	$(43,121)	$361,250
Net income (loss)/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						14,895	12,904	27,799
Issuance of common shares, net of costs	7,475	74	108,759					108,833
Dividends declared, $1.23 per share						(36,747)		(36,747)
Dividend reinvestment	2		38					38
Amortization/vesting of restricted stock awards			506		2,588			3,094
Reduction in employee loans	(7)		(135)	218	89			172

Balance September 30, 2003	38,729	$387	$529,129	$(5,295)	$(5,889)	$(23,676)	$(30,217)	$464,439

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002

Operating activities
Net income/Net increase in stockholders’ equity resulting from earnings	$27,799	$9,686
Adjustments to reconcile net income/net increase in stockholders’ equity resulting from earnings to net cash provided by operating activities:
Depreciation and amortization	429	293
Amortization of restricted stock awards	3,094	3,030
Amortization of deferred debt issuance costs	968	1,470
Net realized losses on investments	19,475	9,617
Net change in unrealized depreciation (appreciation) on investments	(12,904)	13,755
(Increase) decrease in cash—securitization accounts from interest collections	2,403	(6,508)
Increase in interest receivable	(414)	(1,986)
Increase in accrued payment-in-kind interest	(9,676)	(8,196)
Decrease in unearned income	(3,231)	(1,034)
Decrease in other assets	1,275	2,617
Increase (decrease) in interest payable	(341)	1,114
Increase (decrease) in other liabilities	579	(1,586)

Net cash provided by operating activities	29,456	22,272

Investing activities
Originations, draws and advances on loans	(34,340)	(160,624)
Principal payments on loans	105,693	47,869
Purchase of equity investments	(4,980)	(3,600)
Proceeds from sales of equity investments	5,570	—
Purchase of premises, equipment and software	(1,105)	(540)

Net cash provided by (used in) investing activities	70,838	(116,895)

Financing activities
Net proceeds (payments) from borrowings	(44,752)	60,451
(Increase) decrease in cash—securitization cash accounts for paydown of principal on debt	19,060	(4,258)
Payment of financing costs	(2)	(28)
Issuance of common stock, net of costs	108,871	50,476
Dividends paid	(38,446)	(49,217)
Repayment of loans granted to officers/shareholders	177	641

Net cash provided by financing activities	44,908	58,065

Increase (decrease) in cash and cash equivalents	145,202	(36,558)
Cash and cash equivalents at beginning of period	9,389	43,264

Cash and cash equivalents at end of period	$154,591	$6,706

Supplemental disclosures
Interest paid	$6,802	$5,597
Income taxes received	(436)	(1,696)

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	September 30, 2003		December 31, 2002
Portfolio Company			Cost	Fair Value	Cost	Fair Value

Newspaper:

21st Century Newspapers,	Subordinated Debt		$21,930	$21,930	$20,962	$20,962
Inc.	Common Stock	1.0%	452	682	452	659

All Island Media, Inc. (12)	Senior Debt		8,500	8,500	—	—
	Common Stock	9.1%	500	500	—	—

American Consolidated Media Inc. (1)	Senior Debt		19,475	19,475	20,000	20,000

Badoud Enterprises, Inc. (1)	Senior Debt		7,850	7,850	9,569	9,569

Brookings Newspapers, L.L.C. (1)	Senior Debt		2,800	2,800	3,100	3,100

Community Media Group, Inc. (1)	Senior Debt		10,672	10,672	11,653	11,653

Country Media, Inc. (12)	Senior Debt		7,226	7,226	7,669	7,669
	Common Stock	6.3%	100	147	100	171

Creative Loafing, Inc. (1)	Senior Debt		14,050	14,050	15,150	15,150

Crescent Publishing Company LLC (1)	Senior Debt		14,318	14,318	14,223	14,223

The Joseph F. Biddle Publishing Company (1)	Senior Debt		10,705	10,705	11,905	11,905

The Korea Times Los Angeles, Inc.	Senior Debt		10,997	10,997	11,327	11,327

McGinnis-Johnson Consulting, LLC (1)	Subordinated Debt		10,177	10,177	9,105	9,105

Minnesota Publishers, Inc. (1)	Senior Debt		14,250	14,250	14,250	14,250

Murphy McGinnis Media, Inc. (1)	Senior Debt		20,935	20,935	20,817	20,817

Pacific-Sierra Publishing, Inc.	Senior Debt		25,014	25,014	24,003	24,003

Stonebridge Press, Inc. (1)	Senior Debt		5,705	5,705	6,010	6,010

Wyoming Newspapers, Inc. (1)	Senior Debt		10,763	10,763	11,916	11,916

Total Newspaper			216,419	216,696	212,211	212,489

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	September 30, 2003		December 31, 2002
Portfolio Company			Cost	Fair Value	Cost	Fair Value

Publishing:

Boucher Communications,	Senior Debt		$1,700	$1,700	$2,150	$2,150
Inc. (1)	Stock Appreciation Rights		—	339	—	317

Canon Communications LLC and Chemical Week Publishing L.L.C. (1)	Subordinated Debt		—	—	15,551	15,551

Corporate Legal Times L.L.C.	Senior Debt		4,516	4,516	5,578	4,798
(10)	Subordinated Debt		1,340	23	—	—
	LLC Interest	90.6%	313	—	233	—

Dowden Health Media, Inc.	Senior Debt		800	800	1,100	1,100

ETC Group, LLC (11) (14)	Senior Debt		1,200	1,200	—	—
	Series A LLC Interest	100.0%	650	650	—	—
	Series C LLC Interest	100.0%	100	100	—	—

Fawcette Technical	Senior Debt		12,080	12,080	18,700	18,700
Publications Holding (1) (11)	Subordinated Debt		4,000	4,000	—	—
(13)	Series A Preferred Stock	100.0%	2,569	1,241	—	—
	Common Stock	36.0%	—	—	—	—
	Warrants to purchase Common Stock		—	—	519	109

Miles Media Group, Inc. (1)	Senior Debt		7,884	7,884	7,821	7,821
	Warrants to purchase Common Stock	12.4%	20	15	20	169

Pfingsten Publishing, LLC (1)	Senior Debt		—	—	9,400	9,400

Rising Tide Holdings LLC (1)	Senior Debt		—	—	3,085	350
	Warrants to purchase membership interest in LLC		—	—	—	—

Sabot Publishing, Inc. (1) (8)	Senior Debt		10,520	10,136	10,169	10,169
	Warrants to purchase Common Stock	2.7%	—	—	—	34

Sunshine Media Delaware,	Senior Debt		12,747	12,747	12,520	12,520
LLC (1) (12)	Class A LLC Interest	12.8%	564	72	500	143
	Warrants to purchase Class B LLC interest	100.0%	—	—	—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	September 30, 2003		December 31, 2002
Portfolio Company			Cost	Fair Value	Cost	Fair Value

THE Journal, LLC (14)	Senior Debt		$—	$—	$3,266	$1,631

UMAC, Inc. (8) (10)	Common Stock	100.0%	10,441	395	10,611	504

VS&A-PBI Holding LLC	Senior Debt		—	—	12,375	4,474
(8)	LLC Interest	0.8%	500	—	500	—

Wicks Business Information, LLC	Unsecured Note		200	200	—	—

Wiesner Publishing	Senior Debt		5,908	5,908	5,500	5,500
Company, LLC (1)	Subordinated Debt		5,590	5,590	5,559	5,559
	Warrants to purchase membership interest in LLC	15.0%	406	375	406	468

Witter Publishing Co., Inc.	Senior Debt		2,419	2,419	2,724	2,724
	Warrants to purchase Common Stock	10.5%	87	80	87	160

Working Mother Media, Inc.	Senior Debt		7,526	7,526	6,991	6,991
(8) (10)	Class A Preferred Stock	98.8%	8,497	4,918	6,565	4,028
	Class B Preferred Stock	100.0%	1	—	1	—
	Class C Preferred Stock	100.0%	1	—	1	—
	Common Stock	51.0%	1	—	1	—

Total Publishing			102,580	84,914	141,933	115,370

Broadcasting:

Amalfi Coast, L.L.C. (1)	Senior Debt		—	—	13,000	13,000

Costa De Oro Television, Inc.	Senior Debt		—	—	6,500	6,500

Crystal Media Network, LLC (5) (10)	LLC Interest	100.0%	6,132	5,149	—	—

dick clark productions, inc.	Subordinated Debt		16,191	16,191	15,507	15,507
	Warrants to purchase Common Stock	5.6%	858	569	858	823
	Common Stock	0.4%	150	44	113	76

JMP Media, L.L.C. (1)	Senior Debt		—	—	13,566	13,566

NBG Radio Network, Inc.	Senior Debt		—	—	6,706	6,131
(1) (5)	Warrants to purchase Common Stock		—	—	—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	September 30, 2003		December 31, 2002
Portfolio Company			Cost	Fair Value	Cost	Fair Value

New Northwest Broadcasters LLC (1)	Senior Debt		$10,496	$10,496	$11,139	$11,139

New Vision Broadcasting, LLC (1)	Senior Debt		13,367	13,367	27,500	27,500

Total Broadcasting			47,194	45,816	94,889	94,242

Telecommunications:

AMI Telecommunications	Senior Debt		3,100	237	10,637	5,494
Corporation (1) (8) (10)	Common Stock	5.1%	200	—	200	—
	Series A-1 Preferred Stock	82.3%	700	—	—	—
	Series A-2 Preferred Stock	100.0%	1,995	—	—	—
	Series A-3 Preferred Stock	37.5%	1,100	—	1,100	—

Biznessonline.com, Inc. (1)	Senior Debt		16,690	16,690	14,928	14,784
(10)	Common Stock	2.0%	18	—	18	1
	Preferred Stock	100.0%	4,864	—	2,864	—
	Warrants to purchase Common Stock	71.2%	253	—	253	—

Bridgecom Holdings, Inc. (1)	Senior Debt		22,114	22,114	21,656	21,656
	Warrants to purchase Common Stock	13.0%	2,122	3,792	—	228

Graycom, LLC (8)	Warrants to purchase membership interest in LLC	20.0%	51	51	—	—

I-55 Internet Services, Inc.	Senior Debt		2,473	2,473	3,023	3,023
	Warrants to purchase Common Stock	7.5%	103	129	—	—

IDS Telcom LLC	Senior Debt		18,623	18,623	18,247	18,247
	Warrants to purchase membership interest in LLC	20.0%	1,824	2,235	375	633

Joseph C. Millstone	Senior Debt		500	500	500	500

Manhattan	Senior Debt		13,925	13,925	24,890	24,890
Telecommunications	Subordinated Debt		12,486	12,486	—	—
Corporation (1)	Preferred Stock	100.0%	1,800	1,800	—	—
	Warrants to purchase Common Stock	28.0%	2,805	3,248	754	1,155

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	September 30, 2003		December 31, 2002
Portfolio Company			Cost	Fair Value	Cost	Fair Value

Midwest Towers Partners, LLC (1)	Senior Debt		$17,007	$17,007	$16,962	$16,962

nii communications, inc. (1)	Senior Debt		7,261	7,261	7,007	7,007
	Common Stock	3.0%	400	126	400	111
	Warrants to purchase Common Stock	38.5%	1,218	1,339	1,095	1,068

NOW Communications, Inc.	Senior Debt		4,684	4,125	4,446	4,446
(1)	Warrants to purchase Common Stock	10.0%	—	—	—	—

Platinum Wireless, Inc. (11)	Senior Debt		875	875	—	—
	Common Stock	37.0%	4,640	4,496	—	—
	Option to purchase Common Stock	2.1%	272	142	—	—

Powercom Corporation (1)	Senior Debt		2,176	2,176	3,166	3,166
	Warrants to purchase Class A Common Stock	18.6%	263	226	139	59

Talk America Holdings, Inc.	Common Stock	0.8%	499	2,471	1,150	2,568
(8)	Warrants to purchase Common Stock	0.8%	25	471	25	178

Telecomm South, LLC (2)	Senior Debt		3,403	2,500	3,695	3,256
(8) (10)	LLC Interest	100.0%	10	—	10	—

Tower Resource	Senior Debt		1,737	1,737	2,668	2,668
Management, Inc.	Warrants to purchase Common Stock	8.9%	—	—	—	—

WirelessLines, Inc.	Senior Debt		—	—	6,150	6,150
	Warrants to purchase Common Stock		—	—	—	—

WirelessLines II, Inc.	Senior Debt		464	464	—	—

Total Telecommunications			152,680	143,719	146,358	138,250

Information Services:

Cambridge Information Group, Inc. (1)	Senior Debt		16,904	16,904	17,971	17,971

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	September 30, 2003		December 31, 2002
Portfolio Company			Cost	Fair Value	Cost	Fair Value

Creatas, L.L.C. (1) (12)	Senior Debt		$16,220	$16,220	$13,120	$13,120
	Investor Class LLC Interest	100.0%	100	1,786	100	7
	Guaranty ($501)

Eli Research, Inc. (1)	Senior Debt		10,029	10,029	10,013	10,013
	Warrants to purchase Common Stock	3.0%	—	—	—	—

Images.com, Inc.	Senior Debt		3,140	1,755	3,000	2,473

Information Today, Inc. (1)	Senior Debt		9,600	9,600	9,600	9,600

R.R. Bowker LLC (1)	Senior Debt		10,308	10,308	10,625	10,625
	Warrants to purchase membership interest in LLC	14.0%	882	1,302	882	1,138

Robert N. Snyder	Senior Debt		1,300	1,300	1,300	1,300

TGI Group, LLC	Senior Debt		6,250	6,250	6,295	6,295
	Warrants to purchase membership interest in LLC	5.0%	126	—	126	—

Unifocus, Inc. and Unifocus	Senior Debt		—	—	3,605	3,605
LLC (1)	Warrants to purchase Common Stock and LLC interests		—	—	247	260

Total Information Services			74,859	75,454	76,884	76,407

Technology:

The Adrenaline Group, Inc. (8)	Common Stock	2.7%	—	4	—	12

Dakota Imaging, Inc.	Senior Debt		6,941	6,941	6,639	6,639
	Warrants to purchase Common Stock	9.4%	1,586	1,544	188	78

FTI Technologies Holdings,	Senior Debt		22,125	22,125	21,150	21,150
Inc. (1)	Warrants to purchase Common Stock	4.2%	—	—	—	—

Netplexus Corporation	Senior Debt		1,820	170	2,014	995
(1)(8)(12)	Preferred Stock	51.0%	766	—	766	—
	Warrants to purchase Class A Common Stock	4.8%	—	—	—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	September 30, 2003		December 31, 2002
Portfolio Company			Cost	Fair Value	Cost	Fair Value

Systems Xcellence USA, Inc.	Senior Debt		$7,600	$7,600	$7,600	$7,600
(1)	Warrants to purchase Common Stock		—	—	—	—

ViewTrust Technology (8) (12)	Common Stock	7.5%	1	1	—	—

Total Technology			40,839	38,385	38,357	36,474

Security Alarm:

Barcom Electronic Inc.	Senior Debt		3,481	3,481	3,727	3,727

Copperstate Technologies,	Senior Debt		910	910	1,015	1,015
Inc. (3) (10)	Class A Common Stock	93.0%	2,000	2,120	2,000	2,000
	Class B Common Stock	0.1%	—	1	—	—
	Warrants to purchase Class B Common Stock	99.9%	—	1,259	—	—

Interactive Business Solutions, Inc. (4) (10)	Senior Debt Common Stock	100.0%	75 2,750	75 1,925	75 2,750	75 2,675

National Systems Integration,	Senior Debt		500	500	8,631	3,355
Inc.(3) (4) (7) (11)	Common Stock	46.0%	—	—	—	—
	Class B–2 Preferred Stock	100.0%	4,409	3,702	—	—
	Debtor in Possession Financing		—	—	1,067	1,067

Total Security Alarm			14,125	13,973	19,265	13,914

Cable:

New Wave Communications, LLC (1)	Senior Debt		8,759	8,759	—	—

Total Cable			8,759	8,759	—	—

Other:

CCG Consulting, LLC	Senior Debt		1,464	1,464	1,416	1,416
	Warrants to purchase membership interest in LLC	16.1%	—	—	—	—
	Option to purchase LLC interest	5.5%	—	—	—	—

Connective Corp. (8)	Common Stock	0.2%	57	6	57	5

The e-Media Club, LLC (8)	LLC Interest	0.8%	90	52	90	22

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

(dollars in thousands)

	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	September 30, 2003		December 31, 2002
Portfolio Company			Cost	Fair Value	Cost	Fair Value

Executive Enterprise Institute, LLC (8) (12)	LLC Interest	10.0%	$301	$—	$301	$—

Jeffrey A. Stern (8)	Senior Debt		60	60	73	73

Marketron International, Inc. (6) (8)	Warrants to purchase Common Stock	1.5%	—	—	—	—

New Century Companies,	Common Stock	2.7%	157	69	157	175
Inc. (8)	Preferred Stock		—	—	—	25
	Warrants to purchase Common Stock	0.5%	—	—	—	8

Total Other			2,129	1,651	2,094	1,724

Total Investments			659,584	629,367	731,991	688,870
Unearned income			(17,440)	(17,440)	(12,778)	(12,778)

Total Investments net of unearned income			$642,144	$611,927	$719,213	$676,092

(1)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(2)	In July 2002, we acquired the assets of ValuePage Holdings, Inc. in satisfaction of debt and transferred them to Telecomm South, LLC, which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(3)	In August 2002, we acquired the Arizona division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Copperstate Technologies, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(4)	In October 2002, we acquired the North Carolina division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Interactive Business Solutions, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(5)	In February 2003, we acquired the assets of NBG Radio Network, Inc. in satisfaction of debt. The assets are held and operated through a separate portfolio company, Crystal Media Network, LLC, which at the time was a wholly owned indirect subsidiary of MCG Finance III, LLC.
(6)	In February 2003, BuyMedia Inc. changed its name to Marketron International, Inc.
(7)	In March 2003, we converted $8,631 of senior debt and $1,262 of debtor in possession financing in Intellisec Holdings, Inc., into preferred and common stock in connection with a plan of reorganization. In March 2003, Intellisec Holdings, Inc. changed its name to National Systems Integration, Inc.
(8)	Non-income producing at September 30, 2003.
(9)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company’s most recent public filings with the SEC.

See notes to consolidated financial statements (unaudited).

(10)	This is a “majority owned company.” Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(11)	This is a “controlled company.” Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(12)	This is an “other affiliate.” Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(13)	On July 1, 2003, Fawcette Technical Publications Holding convertible subordinated debt was converted into a combination of preferred stock, common stock and warrants with a fair value equal to the carrying value of these investments as of June 30, 2003. At the same time, the existing warrants to purchase common stock in Fawcette Technical Publications Holding were cancelled.
(14)	In July 2003, we acquired the assets of THE Journal LLC in satisfaction of debt and transferred those assets to a wholly owned subsidiary, ETC Group, LLC. In August 2003, we sold 50% of the equity in ETC Group, LLC to third party investors.

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited)

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

On December 4, 2001, MCG completed an initial public offering (“IPO”) of 13,375,000 shares of common stock and a concurrent private offering of 625,000 shares of common stock. The Company elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of our corporate income tax return for 2002 which election was effective as of January 1, 2002. On June 17, 2002, MCG raised $54,000 of gross proceeds in an additional public offering by selling 3,000,000 shares of common stock at an offering price of $18 per share.

On July 3, 2003, MCG filed a Form N-2 Registration Statement with the Securities and Exchange Commission (“SEC”) which would allow MCG to offer, from time to time, up to 12,500,000 shares of common stock in one or more offerings. In connection with this Registration Statement, on August 21, 2003, MCG raised $100,750 of gross proceeds by selling 6,500,000 shares of common stock at an offering price of $15.50 per share. On September 16, 2003, the underwriters in the August 21, 2003 offering exercised their over-allotment and purchased an additional 975,000 shares of common stock at an offering price of $15.50 per share. As a result of the underwriters exercising their over-allotment, MCG raised an additional $15,113 of gross proceeds.

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

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 2.    Investments

As of September 30, 2003 and December 31, 2002, investments consisted of the following:

	September 30, 2003		December 31, 2002
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$588,855	$579,794	$694,977	$668,803
Investments in equity securities	70,729	49,573	37,014	20,067
Unearned income	(17,440)	(17,440)	(12,778)	(12,778)

Total	$642,144	$611,927	$719,213	$676,092

MCG’s customer base includes primarily small- and medium-sized private companies in the communications, information services, media and technology industry sectors. The proceeds of the loans to these companies are generally used for buyouts, growth, acquisitions, liquidity, refinancings and restructurings. In addition, we have occasionally made loans to individuals who are principals in these companies where the proceeds are used for or in connection with the operations or capitalization of such companies. Our debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 300 to 1400 basis points above LIBOR, a portion of which may be deferred. At September 30, 2003, approximately 88% of loans in the portfolio were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 12% were at fixed rates. In addition, approximately 59% of the loan portfolio has floors of between 2% and 3% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

At September 30, 2003, over 55% of MCG’s loans had associated detachable warrants or an option to purchase warrants, appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. In lieu of cash for loan origination fees, MCG received warrants valued at $9,221 and $2,369 for the nine months ended September 30, 2003 and 2002, respectively. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. In some cases, some or all of the deferred interest on loans may be used to pay the exercise price on the warrants or option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow us, under certain circumstances, to require the portfolio company to register the underlying securities with the SEC after the portfolio company’s initial public offering. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

The composition of MCG’s investments as of September 30, 2003 and December 31, 2002 at cost and fair value was as follows excluding unearned income:

	September 30, 2003		December 31, 2002
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Senior Debt	$516,941	78.4%	$628,293	85.8%
Subordinated Debt	71,714	10.9	66,684	9.1
Unsecured Note	200	—	—	—
Equity	57,828	8.8	31,040	4.3
Warrants to Acquire Equity	12,901	1.9	5,974	0.8
Equity Appreciation Rights	—	—	—	—

Total	$659,584	100.0%	$731,991	100.0%

	September 30, 2003		December 31, 2002
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$509,197	80.9%	$602,119	87.4%
Subordinated Debt	70,397	11.1	66,684	9.7
Unsecured Note	200	—	—	—
Equity	32,457	5.2	13,182	1.9
Warrants to Acquire Equity	16,777	2.7	6,568	1.0
Equity Appreciation Rights	339	0.1	317	—

Total	$629,367	100.0%	$688,870	100.0%

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Set forth below are tables showing the composition of MCG’s portfolio by industry sector (excluding unearned income) at cost and fair value at September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Media
Newspaper	$216,419	32.8%	$212,211	29.0%
Publishing	102,580	15.6	141,933	19.4
Broadcasting	47,194	7.2	94,889	13.0
Telecommunications	152,680	23.1	146,358	20.0
Information Services	74,859	11.4	76,884	10.5
Technology	40,839	6.2	38,357	5.2
Security Alarm	14,125	2.1	19,265	2.6
Cable	8,759	1.3	—	—
Other	2,129	0.3	2,094	0.3

Total	$659,584	100.0%	$731,991	100.0%

	September 30, 2003		December 31, 2002
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$216,696	34.4%	$212,489	30.8%
Publishing	84,914	13.5	115,370	16.7
Broadcasting	45,816	7.3	94,242	13.7
Telecommunications	143,719	22.8	138,250	20.1
Information Services	75,454	12.0	76,407	11.1
Technology	38,385	6.1	36,474	5.3
Security Alarm	13,973	2.2	13,914	2.0
Cable	8,759	1.4	—	—
Other	1,651	0.3	1,724	0.3

Total	$629,367	100.0%	$688,870	100.0%

At September 30, 2003, there were $14,322 of loans greater than 60 days past due compared to $21,527 of loans at December 31, 2002. At September 30, 2003, including $10,197 of the loans greater than 60 days past due, there were $24,653 of loans on non-accrual. At December 31, 2002, including all $21,527 of the loans greater than 60 days past due, there were $42,703 of loans on non-accrual.

Note 3.    Borrowings

As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200,000 of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). As of September 30, 2003, $133,362 of the Series 2000-1 Notes were outstanding with one investor and as of December 31, 2002, $123,718 were outstanding with one investor. As of September 30, 2003 and December 31, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25,000 as part of the $200,000 total facility limit for a period of up to four days. The Swingline Notes are

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

repaid through the issuance of Series 2000-1 Notes. The Revolving Credit Facility was secured by $206,715 of commercial loans as of September 30, 2003 and $224,620 of commercial loans as of December 31, 2002. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $30,000 (subject to increase upon occurrence of an event of default) prior to July 8, 2002 and $75,000 as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. The Series 2000-1 Notes bear interest based on a commercial paper rate plus 3.0% and interest is payable monthly.

Our $200,000 Revolving Credit Facility is scheduled to terminate on July 7, 2005, or sooner (but not before January 3, 2004) if the liquidity support provided by Wachovia to the facility is not renewed. As required by the underlying liquidity support agreement, we have received a notice from Wachovia stating that it does not currently intend to renew the liquidity support when it expires on January 4, 2004. We remain in active negotiations with Wachovia concerning the renewal of this agreement and with other lenders to provide similar and other contemplated credit facilities to the company. If the liquidity support still has not been renewed or amended and our securitization facility has not been amended, refinanced or satisfied, then all principal and interest payments received in the ordinary course on the assets in the securitization facility, after payment of our compensation as a servicer and certain facility expenses, would be applied to the Class A Notes until these notes are fully paid.

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

On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets, totaling $261,225 as of September 30, 2003 and $295,470 as of December 31, 2002. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of September 30, 2003, $185,109 of the Series 2001-1 Notes were outstanding, of which $149,746 were Class A Notes and $35,363 were Class B Notes. As of December 31, 2002, $240,120 of the Series 2001-1 Notes were outstanding, of which $204,757 were Class A

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Notes and $35,363 were Class B Notes. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Outstandings under the Revolving Credit Facility and the Trust Notes as of September 30, 2003 and December 31, 2002 by interest rate benchmark were as follows:

	September 30, 2003	December 31, 2002
90-day LIBOR (Trust Notes)	$185,109	$240,120
Commercial Paper Rate (Revolving Credit Facility)	133,362	123,718

	$318,471	$363,838

The following is a summary of the borrowings for the three and nine months ended September 30, 2003 and 2002:

(dollars in thousands)	Maximum Outstanding	Average Outstanding	Weighted Average Interest Rate	Interest Rate at Period-End
For September 30, 2003 and the three months then ended
Trust Notes	190,970	186,383	2.0%	1.9%
Revolving Credit Facility	142,234	136,983	4.1%	4.3%
Swingline Notes	—	—	—	—

For September 30, 2003 and the nine months then ended
Trust Notes	240,120	198,346	2.1%	1.9%
Revolving Credit Facility	148,325	139,080	3.0%	4.3%
Swingline Notes	—	—	—	—

For September 30, 2002 and the three months then ended
Trust Notes	254,617	248,245	2.6%	2.6%
Revolving Credit Facility	102,001	80,122	3.3%	3.1%
Swingline Notes	20,000	1,304	2.8%	—

For September 30, 2002 and the nine months then ended
Trust Notes	265,223	255,489	2.6%	2.6%
Revolving Credit Facility	102,001	60,378	3.4%	3.1%
Swingline Notes	22,900	859	2.8%	—

Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans the Company may leverage as collateral, the unused amount under the Revolving Credit Facility totaled $66,638 and $76,282 at September 30, 2003 and December 31, 2002, respectively.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2003	2002	2003	2002
Basic
Net income (loss) /Net increase (decrease) in stockholders’ equity resulting from earnings (loss)	$9,913	$(3,461)	$27,799	$9,686
Weighted average common shares outstanding	32,878	29,932	31,033	28,041
Earnings (loss) per common share—basic	$0.30	$(0.12)	$0.90	$0.35
Diluted
Net income (loss) /Net increase (decrease) in stockholders’ equity resulting from earnings (loss)	$9,913	$(3,461)	$27,799	$9,686
Weighted average common shares outstanding	32,878	29,932	31,033	28,041
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	28	—	9	61

Weighted average common shares outstanding—diluted	32,906	29,932	31,042	28,102

Earnings (loss) per common share—diluted	$0.30	$(0.12)	$0.90	$0.34

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

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 5.    Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003	2002
Per Share Data:
Net asset value at beginning of period (1)	$11.56	$12.46
Net operating income before investment gains and losses (2)	1.11	1.18
Realized losses on investments (2)	(0.63)	(0.34)
Increase in unrealized appreciation (depreciation) on investments (2)	0.42	(0.49)

Net increase in stockholders’ equity resulting from earnings	0.90	0.35
Dividends declared	(1.23)	(1.34)
Antidilutive effect of stock offering on distributions	0.23	0.08
Antidilutive effect of distributions recorded as compensation expense (2)	0.05	0.07

Net decrease in stockholders’ equity resulting from distributions	(0.95)	(1.19)
Net increase in shareholders’ equity resulting from reduction in employee loans	—	0.02
Issuance of shares	2.99	4.29
Dilutive effect of share issuance and unvested restricted stock	(2.60)	(3.91)
Net increase in shareholders’ equity from restricted stock amortization (2)	0.09	0.11

Net increase in stockholders’ equity relating to share issuances	0.48	0.51

Net asset value at end of period (1)	$11.99	$12.13

Per share market value at end of period	$15.60	$13.18
Total return (3)	56.27%	(16.18)%
Shares outstanding at end of period	38,729	31,253
Ratio/Supplemental Data:
Net assets at end of period	$464,439	$379,040
Ratio of operating expenses to average net assets (annualized)	8.33%	8.34%
Ratio of net operating income to average net assets (annualized)	12.08%	11.71%

(1)	Based on total shares outstanding.
(2)	Based on average shares outstanding.
(3)	For 2003, total return equals the increase of the ending market value over the December 31, 2002 price of $10.77 per share plus dividends paid ($1.23 per share), divided by the beginning price. For 2002, total return equals the decrease of the ending market value over the December 31, 2001 price of $17.80 per share plus dividends paid ($1.74 per share), divided by the beginning price. Total return is not annualized.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 6.    Assets Held and Income From Majority Owned Companies, Controlled Companies and Other Affiliates

The following table summarizes MCG’s assets held and income from majority owned companies, controlled companies and other affiliates:

	September 30, 2003	December 31, 2002
Assets Held:
Majority Owned Companies (a):
Loans at fair value	$32,477	$26,121
Non-accrual loans at fair value included above	10,286	10,247
Equity Investments at fair value	15,767	9,207
Controlled Companies (b):
Loans at fair value	18,155	10,292
Non-accrual loans at fair value included above	—	10,292
Equity Investments at fair value	10,462	—
Other Affiliates (c):
Loans at fair value	44,863	34,304
Non-accrual loans at fair value included above	170	—
Equity Investments at fair value	2,506	321

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income Recognized:
From Majority Owned Companies (a):
Interest and fee income	$643	$406	$1,728	$1,186
Net change in unrealized appreciation (depreciation) on investments	(1,680)	(4,456)	(4,685)	(10,709)
Reversal of unrealized depreciation on investments	—	—	5,143	—
Realized losses on investments	—	—	(5,585)	—
From Controlled Companies (b):
Interest and fee income	365	393	377	1,006
Net change in unrealized appreciation (depreciation) on investments	(1,629)	(1,828)	(2,309)	(1,828)
Reversal of unrealized depreciation on investments	519	—	5,795	—
Realized losses on investments	(519)	—	(6,331)	—
From Other Affiliates (c):
Interest and fee income	1,341	943	3,426	2,917
Net change in unrealized appreciation (depreciation) on investments	(803)	8	941	(207)
Reversal of unrealized depreciation on investments	48	—	48	—
Realized losses on investments	(48)	—	(48)	—

(a)	Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(b)	Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(c)	Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Note 7.    Contingencies

On January 29, 2003, a purported securities class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against us, certain of our officers and the underwriters of our initial public offering. The complaint alleged that the defendants made certain misstatements in violation of Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 and Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. Specifically, the complaint asserted that members of the plaintiff class purchased our common stock at purportedly inflated prices during the period from November 28, 2001 to November 1, 2002 as a result of certain misstatements regarding the academic degree of our chief executive officer. The complaint sought unspecified compensatory and other damages, along with costs and expenses. On June 16, 2003, a consolidated amended class action complaint was filed in the proceedings captioned In re MCG Capital Corporation Securities Litigation, 1:03cv0114-A. The consolidated amended complaint named only us and certain of our officers and directors as defendants, and alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We filed a motion to dismiss the consolidated amended class action complaint. On September 12, 2003, the United States District Court for the Eastern District of Virginia dismissed the lawsuit in its entirety. On October 7, 2003, the plaintiffs filed a notice of appeal to seek review of the district court decision by the United States Court of Appeals for the Fourth Circuit. The appeal is pending.

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

Note 8.    Subsequent Event

In October 2003, we completed a transaction in which the assets of Sabot Publishing, Inc. and its subsidiaries were sold to an unaffiliated third party. At the time of this sale, we loaned $10,200 to the third party purchaser to finance a portion of the purchase price. Our investment in Sabot Publishing, Inc. had a fair value of $10,136 and unrealized depreciation of $384 at September 30, 2003. In conjunction with the acquisition and subsequent sale, we expect to realize a loss of approximately $405 in the fourth quarter of 2003 and, at the same time, reverse the unrealized depreciation of $384. Accordingly, we expect these transactions will result in approximately ($21) of net realized and unrealized gains and losses in the fourth quarter of 2003. In addition, as a result of the satisfaction of the loan outstanding to Sabot Publishing, Inc. and its subsidiaries, our loans past due greater than 60 days and our non-accrual loans will decrease by $10,136.

Independent Accountants’ Review Report

Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of September 30, 2003, including the consolidated schedule of investments, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and the consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of MCG Capital Corporation as of December 31, 2002, including the consolidated schedules of investments, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, including the consolidated schedules of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  ERNST & YOUNG LLP

McLean, Virginia

October 29, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data, and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) the current economic conditions may impair our customers’ ability to repay our loans and increase our non-performing assets, (2) the current economic conditions may disproportionately impact the communications, information services, media and technology industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors, (3) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (4) interest rate volatility could adversely affect our results, (5) the risks associated with the possible disruption in our operations due to terrorism and (6) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. Important assumptions include our ability to originate new credits, certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

Overview

MCG Capital Corporation is a solutions-focused financial services company providing financing and advisory services to small and medium-sized companies throughout the United States in the communications, information services, media and technology industry sectors. On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and a concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million. Upon completion of these offerings, we became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. MCG Capital Corporation elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2002, which election was effective as of January 1, 2002. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

On June 17, 2002, MCG raised $54.0 million of gross proceeds in an additional public offering by selling 3,000,000 shares of common stock at an offering price of $18 per share. On July 3, 2003, MCG filed a Form N-2 Registration Statement with the Securities and Exchange Commission (“SEC”) which would allow MCG to offer, from time to time, up to 12,500,000 shares of common stock in one or more offerings. In connection with this Registration Statement, on August 21, 2003, MCG raised $100.8 million of gross proceeds by selling 6,500,000 shares of common stock at an offering price of $15.50 per share. On September 16, 2003, the underwriters in the August 21, 2003 offering exercised their over-allotment and purchased an additional 975,000 shares of common stock at an offering price of $15.50 per share. As a result of the underwriters exercising their over-allotment, MCG raised an additional $15.1 million of gross proceeds.

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

Portfolio Composition and Asset Quality

Our primary business is lending to and investing in private businesses, primarily in the communications, information services, media, and technology industry sectors, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. The total portfolio value of our investments was $629.4 million and $688.9 million at September 30, 2003 and December 31, 2002, respectively (exclusive of unearned income). The decrease in investments during the first nine months of 2003 was primarily due to approximately $82.1 million of early payoffs on loans. The increase in investments during 2002 was primarily attributable to originated debt securities, including $55.5 million of subordinated debt to four companies. Though we intend to increase our level of subordinated debt and equity-based investments, we expect a substantial majority of our portfolio will continue to consist of investments in senior secured commercial loans.

Total portfolio investment activity for the nine months ended September 30, 2003 and year ended December 31, 2002, was as follows (exclusive of unearned income):

(dollars in millions)	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Beginning Portfolio	$688.9	$617.2
Originations/Draws/Advances on Loans	49.2	185.0
Originations/Warrants Received on Equity (a)	35.4	12.8
Gross Payments/Reductions (a)	(49.9)	(52.4)
Early Pay-offs/Sales of Securities	(87.6)	(32.2)
Realized Gains on Investments	4.4	—
Realized Losses on Investments	(23.9)	(9.6)
Unrealized Appreciation in Investments	30.3	3.6
Unrealized Depreciation in Investments	(17.4)	(35.5)

Ending Portfolio	$629.4	$688.9

a)	Included in these amounts is the conversion of $21.4 million and $5.4 million of debt to equity in connection with certain restructurings for the nine months ended September 30, 2003 and year ended December 31, 2002, respectively.

Business activity for the nine months ended September 30, 2003 included investments in two new customers totaling $17.8 million and follow on investments in several of our existing portfolio companies. We also completed several restructurings of our existing portfolio companies. We are currently in the origination process of several new investments.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$509.2	80.9%	$602.1	87.4%
Subordinated Debt	70.4	11.1	66.7	9.7
Unsecured Note	0.2	—	—	—
Equity	32.5	5.2	13.2	1.9
Warrants to Acquire Equity	16.8	2.7	6.6	1.0
Equity Appreciation Rights	0.3	0.1	0.3	—

	$629.4	100.0%	$688.9	100.0%

Set forth below is a table showing the composition of MCG’s portfolio by industry sector (excluding unearned income) at fair value at September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$216.7	34.4%	$212.5	30.8%
Publishing	84.9	13.5	115.4	16.7
Broadcasting	45.8	7.3	94.2	13.7
Telecommunications	143.7	22.8	138.3	20.1
Information Services	75.5	12.0	76.4	11.1
Technology	38.4	6.1	36.5	5.3
Security Alarm	14.0	2.2	13.9	2.0
Cable	8.8	1.4	—	—
Other	1.6	0.3	1.7	0.3

	$629.4	100.0%	$688.9	100.0%

The following table summarizes MCG’s assets held and income from majority owned companies, controlled companies and other affiliates:

	September 30, 2003	December 31, 2002
Assets Held:
Majority Owned Companies (a):
Loans at fair value	$32,477	$26,121
Non-accrual loans at fair value included above	10,286	10,247
Equity Investments at fair value	15,767	9,207
Controlled Companies (b):
Loans at fair value	18,155	10,292
Non-accrual loans at fair value included above	—	10,292
Equity Investments at fair value	10,462	—
Other Affiliates (c):
Loans at fair value	44,863	34,304
Non-accrual loans at fair value included above	170	—
Equity Investments at fair value	2,506	321

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income Recognized:
From Majority Owned Companies (a):
Interest and fee income	$643	$406	$1,728	$1,186
Net change in unrealized appreciation (depreciation) on investments	(1,680)	(4,456)	(4,685)	(10,709)
Reversal of unrealized depreciation on investments	—	—	5,143	—
Realized losses on investments	—	—	(5,585)	—
From Controlled Companies (b):
Interest and fee income	365	393	377	1,006
Net change in unrealized appreciation (depreciation) on investments	(1,629)	(1,828)	(2,309)	(1,828)
Reversal of unrealized depreciation on investments	519	—	5,795	—
Realized losses on investments	(519)	—	(6,331)	—
From Other Affiliates (c):
Interest and fee income	1,341	943	3,426	2,917
Net change in unrealized appreciation (depreciation) on investments	(803)	8	941	(207)
Reversal of unrealized depreciation on investments	48	—	48	—
Realized losses on investments	(48)	—	(48)	—

(a)	Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.

(b)	Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.

(c)	Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.

Asset Quality

Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of September 30, 2003 and December 31, 2002, unrealized depreciation on investments totaled $30.2 million and $43.1 million, respectively. For additional information on the change in unrealized depreciation on investments, see the section entitled “Net Investment Gains and Losses”.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2003 and December 31, 2002:

(dollars in millions)
	September 30, 2003		December 31, 2002
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$90.0	14.3%	$109.3	15.9%
2	257.8	41.0	296.6	43.1
3	228.1	36.2	225.0	32.6
4	46.4	7.4	39.5	5.7
5	7.1	1.1	18.5	2.7

	$629.4	100.0%	$688.9	100.0%

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. At September 30, 2003, of the investments with a 5 rating, $2.9 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $40.2 million were loans, of which $21.7 million were on non-accrual. At December 31, 2002, of the investments with a 5 rating, $18.0 million were loans, of which $16.9 million were on non-accrual. Of the investments with a 4 rating, $35.4 million were loans, of which $19.6 million were on non-accrual.

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

At September 30, 2003 and December 31, 2002, there were $14.3 million and $21.5 million, respectively, of loans, or approximately 2.3% or 3.1%, respectively, of the investment portfolio, greater than 60 days past due. At September 30, 2003, including $10.2 million of the loans greater than 60 days past due, there were $24.7 million of loans, or approximately 3.9% of the investment portfolio, on non-accrual status. At December 31, 2002, including all $21.5 million of the loans greater than 60 days past due, there were $42.7 million of loans on non-accrual status representing 6.2% of the investment portfolio. The non-accrual and past due loans primarily represented borrowers in the publishing, telecommunications and paging businesses. Portions of the trade publishing industry which are dependent on financial, technology or telecommunications advertising, continue to experience sluggish advertising revenue. Certain companies in the telecommunications industry have suffered from competitive pressure from low cost and prepaid cellular calling plans. At September 30, 2003, of the $32.5 million of loans to our majority owned companies, $10.3 million were on non-accrual status. At December 31, 2002, of the $26.1 million of loans to our majority owned companies, $10.2 million were on non-accrual status. As of September 30, 2003, of the $18.2 million of loans to controlled companies, none were on non-accrual status. At December 31, 2002, all $10.3 million of the loans to our controlled companies were on non-accrual status. As of September 30, 2003, of the $44.9 million of loans to other affiliates, $0.2 million were on non-accrual status. At December 31, 2002, of the $34.3 million of loans to other affiliates, none were on non-accrual status.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2003 and 2002

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

The change in operating income for the three and nine months ended September 30, 2003 compared to the same periods in 2002 is attributable to the following items:

(dollars in thousands)	Three Months Ended September 30, 2003 vs. 2002	Nine Months Ended September 30, 2003 vs. 2002
Change due to:
Decrease in assets (a)	$(3,300)	$(2,389)
Change in LIBOR (a)	(1,267)	(3,249)
Change in spread (a)	2,525	6,720
Net increase (decrease) in loan fee and dividend income	312	(72)
Increase in advisory fees and other income	1,496	444

Total change in operating income	$(234)	$1,454

(a)	The change in interest income due to change in LIBOR, change in spread and loan growth has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating income for the three months ended September 30, 2003 decreased $0.2 million, or 1.2%, to $19.9 million from $20.1 million for the three months ended September 30, 2002. Loan interest decreased by $2.0 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Average three month LIBOR decreased 68 basis points over these periods from 1.81% to 1.13%, decreasing income by $1.2 million. Average commercial loans decreased 18.0% for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002, contributing a $3.3 million decrease in income. The coupon spread increased 146 basis points for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002, resulting in a $2.5 million increase in income. LIBOR floors, which are included in approximately 60% of our loans, have had the effect of increasing our spread because such floors have generally been above current LIBOR rates. Loan fees and dividend income increased by $0.3 million from the third quarter of 2002 to the third quarter of 2003. Advisory fees and other income for the three months ended September 30, 2003 increased $1.5 million to $2.2 million from $0.7 million for the three months ended September 30, 2002 as a greater number of financial advisory projects were completed during the third quarter of 2003. The increase in weighted average spreads, increase in advisory and other income and increase in loan fee and dividend income was more than offset by the affects of the decrease in LIBOR rates and decrease in loan volume for the three months ended September 30, 2003 to the same period in 2002.

Total operating income for the nine months ended September 30, 2003 increased $1.5 million, or 2.6%, to $58.1 million from $56.6 million for the nine months ended September 30, 2002. Operating income for the first nine months of 2003 included $0.4 million of dividend income. Loan interest increased by $1.2 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Average three month LIBOR decreased 65 basis points over these periods from 1.88% to 1.23%, decreasing income by $3.2 million. Average commercial loans decreased 4.9% for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002, contributing a $2.3 million decrease in income. The coupon spread increased 137 basis points for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002, resulting in a $6.7 million increase in income. LIBOR floors, which are included in approximately 60% of our loans, have had the effect of increasing our spread because such floors have generally been above current LIBOR rates. Loan fees and dividend income decreased by $0.1 million from the first nine months of 2002 to the first nine months of 2003. Advisory fees and other income for the nine months ended September 30, 2003 increased $0.4 million to $3.8 million from $3.4 million for the nine months ended September 30, 2002 as a greater number of financial advisory projects were completed during the first nine months of 2002. The increase in weighted average spreads and advisory fees and other income more than offset the affects of the decrease in LIBOR rates and decline in average commercial loans for the nine months ended September 30, 2003 to the same period in 2002.

Operating Expenses

Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

The change in operating expenses for the three and nine months ended September 30, 2003 compared to the same period in 2002 is attributable to the following items:

(dollars in thousands)	Three Months Ended September 30, 2003 vs. 2002	Nine Months Ended September 30, 2003 vs. 2002
Change due to:
Increase (decrease) in borrowings (a)	$(45)	$435
Change in LIBOR (a)	(574)	(1,569)
Change in spread (a)	657	885
Debt cost amortization	(178)	(503)
Salaries and benefits	(199)	(21)
Long-term incentive compensation	(57)	(287)
General and administrative expense	75	1,202

Total change in operating expense	$(321)	$142

(a)	The change in interest expense due to decrease in borrowings, change in LIBOR, and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating expenses for the three months ended September 30, 2003 declined $0.3 million, or 3.8%, to $8.2 million when compared to the three months ended September 30, 2002. Borrowing costs decreased 4.9% from $2.8 million for the three months ended September 30, 2002 to $2.7 million for the three months ended September 30, 2003. Average three month LIBOR decreased 68 basis points over these periods from 1.81% to 1.13%, which caused interest expense to decline by $0.6 million. A decrease in average borrowings decreased interest expense by less than $0.1 million. The increase in spreads caused interest expense to rise by $0.7 million. Salaries and benefits decreased $0.2 million. Long-term incentive compensation related to the amortization of restricted stock awards and the treatment of dividends on performance based restricted shares and certain shares of common stock securing employee loans as compensation declined less than $0.1 million quarter to quarter. General and administrative expenses increased less than $0.1 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily due to higher expenses related to increased professional fees from servicing and restructuring certain loans as well as an increase in certain general and administrative expenses associated with MCG’s expanded office facilities.

Total operating expenses for the nine months ended September 30, 2003 increased $0.1 million, or 0.6%, to $23.7 million. Borrowing costs decreased by 9.2% from $8.2 million for the nine months ended September 30, 2002 to $7.4 million for the nine months ended September 30, 2003. Average three month LIBOR decreased 65 basis points over these periods from 1.88% to 1.23%, which caused interest expense to decline by $1.6 million. The increase in average borrowings and spreads caused interest expense to rise by $1.3 million. Salaries and benefits remained level at $5.8 million. Long-term incentive compensation related to the amortization of restricted stock awards and the treatment of dividends on performance based restricted shares and certain shares of common stock securing employee loans as compensation decreased $0.3 million over these periods. General and administrative expenses increased $1.2 million for the nine months ended September 30, 2003 as compared to the same period in 2002 primarily due to higher expenses related to increased professional fees from servicing and restructuring certain loans as well as an increase in certain general and administrative expenses associated with MCG’s expanded office facilities.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses (NOI) for the three and nine months ended September 30, 2003 totaled $11.7 million and $34.4 million, respectively, compared with $11.7 million and $33.1 million for the same respective periods in 2002.

Net Investment Gains and Losses

For the first nine months of 2003, net investment gains and losses totaled ($6.6) million, of which ($1.8) million is related to the third quarter. For the first nine months of 2002, net investment gains and losses totaled ($23.4) million, of which ($15.1) million is related to the third quarter. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the following tables. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our realized gains and losses on investments for the three and nine months ended September 30, 2003 and 2002:

MCG Capital Corporation

Summary of Realized Gains and Losses on Investments

(dollars in thousands)

		Three Months Ended September 30		Nine Months Ended September 30
Portfolio Company	Sector	2003	2002	2003	2002

Realized gains (losses) on loans
VS&A-PBI Holding LLC	Publishing	$—	$—	$(7,901)	$—
National Systems Integration	Security Alarm	—	—	(5,812)	—
AMI Telecommunications Corporation	Telecommunications	—	—	(5,585)	—
Rising Tide Holdings, Inc.	Publishing	—	—	(2,675)	—
THE Journal, LLC	Publishing	(959)	—	(959)	—
NBG Radio Network, Inc.	Broadcasting	—	—	(398)	—
Netplexus Corporation	Technology	(48)		(48)
ValuePage Holdings, Inc.	Telecommunications		(9,617)		(9,617)

		(1,007)	(9,617)	(23,378)	(9,617)

Realized gains (losses) on equity investments
Talk America Holdings, Inc.	Telecommunications	1,858	—	2,690	—
Systems Xcellence USA, Inc.	Technology	1,679		1,679
Fawcette Technical Holding	Publishing	(519)		(519)
Unifocus, Inc.	Information Services	53	—	53	—

		3,071	—	3,903	—

Realized gains (losses) on investments		$2,064	$(9,617)	$(19,475)	$(9,617)

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the three and nine months ended September 30, 2003 and 2002:

MCG Capital Corporation

Summary of Net Change in Unrealized Appreciation and Depreciation on Investments

(dollars in thousands)

		Three Months Ended September 30		Nine Months Ended September 30
Portfolio Company	Sector	2003	2002	2003	2002

Unrealized appreciation on loans
Sunshine Media, Delaware, LLC	Publishing	$415	$—	$—	$—
Other		—	—	145	—

		415	—	145	—
Unrealized appreciation on equity investments
Creatas, L.L.C.	Information Services	$—	$374	$1,779	$154
Talk America Holdings, Inc.	Telecommunications	82	—	2,593	2,856
Bridgecom Holdings, Inc.	Telecommunications	331	—	1,442	—
Copperstate Technologies, Inc.	Security Alarm	1,268	—	1,379	—
Systems Xcellence USA, Inc.	Technology	—	—	631	—
Manhattan Telecommunications Corporation	Telecommunications	—	—	—	675
Other		537	1,253	835	781

		2,218	1,627	8,659	4,466

Unrealized appreciation on investments		2,633	1,627	8,804	4,466

Unrealized depreciation on loans
AMI Telecommunications Corporation	Telecommunications	$(1,143)	$(248)	$(2,863)	$(248)
Images.com, Inc.	Information Services	(38)	—	(858)	—
Netplexus Corporation	Technology	(32)	(19)	(679)	(19)
NOW Communications, Inc.	Telecommunications	(94)	—	(559)	—
Corporate Legal Times	Publishing	(35)	(400)	(537)	(579)
Telecomm South, LLC	Telecommunications	(497)	—	(463)	—
National Systems Integration	Security Alarm	—	(458)	—	(3,862)
ValuePage Holdings, Inc.	Telecommunications	—	(3,035)	—	(4,984)
VS&A-PBI Holding LLC	Publishing	—	(2,173)	—	(2,173)
Rising Tide Holdings, Inc.	Publishing	—	(245)	—	(814)
THE Journal, LLC	Publishing	—	(137)	(117)	(539)
Other		(234)	—	(384)	(168)

		(2,073)	(6,715)	(6,460)	(13,386)

Unrealized depreciation on equity investments
AMI Telecommunications Corporation	Telecommunications	$—	$(1,100)	$(2,695)	$(1,100)
Biznessonline.com, Inc.	Telecommunications	—	—	(2,001)	—
Working Mother Media, Inc.	Publishing	—	(1,273)	(1,041)	(1,622)
Creatas, L.L.C.	Information Services	(1,175)	—	—	—
Crystal Media Network, LLC	Broadcasting	(983)	—	(983)	—
Fawcette Technical Holding	Publishing	(1,328)	(82)	(1,437)	(455)
Interactive Business Solutions, Inc.	Security Alarm	(480)	—	(750)	—
National Systems Integration	Security Alarm	(132)	—	(707)	—
UMAC, Inc.	Publishing	—	(3,526)	—	(9,216)
Talk America Holdings, Inc.	Telecommunications	—	(2,762)	—	—
Other		(607)	(1,283)	(1,344)	(2,059)

		(4,705)	(10,026)	(10,958)	(14,452)

Unrealized depreciation on investments		(6,778)	(16,741)	(17,418)	(27,838)

Reversal of unrealized depreciation (appreciation)*
ValuePage Holdings, Inc.	Telecommunications	$—	$9,617	$—	$9,617
VS&A-PBI Holding LLC	Publishing	—	—	7,901	—
National Systems Integration	Security Alarm	—	—	5,276	—
AMI Telecommunications Corporation	Telecommunications	—	—	5,143	—
Rising Tide Holdings, Inc.	Publishing	—	—	2,735	—
THE Journal, LLC	Publishing	1,752	—	1,752	—
Talk America Holdings, Inc.	Telecommunications	(1,381)	—	(1,746)	—
Systems Xcellence USA, Inc.	Technology	(631)	—	(631)	—
NBG Radio Network, Inc.	Broadcasting	—	—	574	—
Fawcette Technical Holding	Publishing	519	—	519	—
Other		(5)	—	(5)	—

Total reversal of unrealized depreciation (appreciation)		254	9,617	21,518	9,617

Net change in unrealized appreciation (depreciation) on investments		$(3,891)	$(5,497)	$12,904	$(13,755)

*	When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

Income Taxes

Through December 31, 2001, we were taxed under Subchapter C of the Internal Revenue Code. We elected to be a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election was effective as of January 1, 2002, and will not be subject to taxation on income to the extent such income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements.

Net Income

Net income totaled $9.9 million for the quarter ended September 30, 2003 compared to a net loss of $3.5 million for the quarter ended September 30, 2002. Net income totaled $27.8 million for the nine months ended September 30, 2003 compared to $9.7 million for the nine months ended September 30, 2002.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Cash, Securitization Accounts

At September 30, 2003 and December 31, 2002, we had $154.6 million and $9.4 million, respectively, in cash and cash equivalents. In addition, at September 30, 2003 and December 31, 2002, we had $21.1 million and $43.2 million, respectively, in cash, securitization accounts. We invest cash on hand in interest bearing deposit accounts with daily sweep features. We have maintained sizable cash balances to support ongoing origination activity and follow-on investments in portfolio companies. Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans. We are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Our objective is to maintain sufficient cash on hand to cover current funding requirements, operations and to maintain flexibility as we restructure our debt facilities.

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

As of September 30, 2003, we had unused commitments to extend credit to our customers of $23.6 million, which are not reflected on our balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants and limitations which include restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 Notes we may issue from time to time, the unused portion of our borrowing facility totaled $66.6 million. See “Borrowings” section below for discussion of our borrowing facilities.

The following table shows our contractual obligations as of September 30, 2003:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Borrowings (b)	$318.5	$48.5	$255.2	$14.8	$—
Future minimum rental obligations	12.7	1.2	2.6	2.6	6.3

Total contractual obligations	$331.2	$49.7	$257.8	$17.4	$6.3

(a)	This excludes the unused commitments to extend credit to our customers of $23.6 million as discussed above.

(b)	Borrowings under the Revolving Credit Facility are listed based on the contractual maturity of the facility. Repayments of the Series 2001-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of September 30, 2003, this ratio was 250%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the public and private equity markets and the securitization or other debt-related markets.

Borrowings

On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets which were contributed by us and totaled $261.2 million as of September 30, 2003 and $295.5 million as of December 31, 2002. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of September 30, 2003, $185.1 million of the Series 2001-1 Notes were outstanding and $240.1 million were outstanding as of December 31, 2002. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200.0 million of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). As of September 30, 2003, $133.4 million of the Series 2000-1 Notes were outstanding with one investor and, as of December 31, 2002, $123.7 million were outstanding with one investor. As of September 30, 2003 and December 31, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25.0 million as part of the $200.0 million total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Revolving Credit Facility was secured by $206.7 million of commercial loans as of September 30, 2003 and $224.6 million of commercial loans as of December 31, 2002. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $30.0 million (subject to increase upon occurrence of an event of default) prior to July 8, 2002 and $75.0 million as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility, and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. The Series 2000-1 Notes bear interest based on a commercial paper rate plus 3.0% and interest is payable monthly.

Our $200.0 million Revolving Credit Facility is scheduled to terminate on July 7, 2005, or sooner (but not before January 3, 2004) if the liquidity support provided by Wachovia to the facility is not renewed. As required by the underlying liquidity support agreement, we have received a notice from Wachovia stating that it does not currently intend to renew the liquidity support when it expires on January 4, 2004. We remain in active negotiations with Wachovia concerning the renewal of the agreement and with other lenders to provide similar and other contemplated credit facilities to us. If the liquidity support still has not been renewed or amended and our securitization facility has not been amended, refinanced or satisfied, then all principal and interest payments received in the ordinary course on the assets in the securitization facility, after payment of our compensation as a servicer and certain facility expenses, would be applied to the Class A Notes until these notes are fully paid.

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

At September 30, 2003, we had aggregate outstanding borrowings of $318.5 million. The following table shows the facility amounts and outstanding borrowings at September 30, 2003:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate (a)
Series 2001-1 Class A Asset Backed Bonds	$149.7	$149.7	1.71%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	2.86
Series 2000-1 Class A Asset Backed Securities	200.0	133.4	4.11

Total borrowings	$385.1	$318.5	2.84%

(a)	Excludes the cost of commitment fees and other facility fees.

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

Dividends

We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code. In order to maintain our status as a regulated investment company, we are required to (i) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains we recognize between January 1, 2002 and December 31, 2011, less any taxes due on those gains to avoid corporate level taxes on the amount distributed to stockholders (other than any built in gain recognized between January 1, 2002 and December 31, 2011) and (ii) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense. We intend to make deemed distributions to our stockholders of any retained net capital gains.

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

In accordance with GAAP, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. However, in certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore; the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $26.3 million or 4.2% of our portfolio of investments as of September 30, 2003 and $27.2 million or 4.0% of our portfolio of investments as of December 31, 2002.

PIK related activity for the nine months ended September 30, 2003 and year ended December 31, 2002 was as follows:

(in millions)	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Beginning PIK loan balance	$27.2	$14.2
PIK interest earned during the period	14.6	16.2
Change in interest receivable on PIK loans	—	(0.1)
Principal payments of cash on PIK loans	(4.9)	(3.1)
PIK loans converted to other securities	(10.6)	—

Ending PIK loan balance	$26.3	$27.2

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers been applied first to any outstanding PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $7.6 million of payments would have been applied against the September 30, 2003 PIK loan balance of $26.3 million and an additional $6.3 million of payments would have been applied against the December 31, 2002 PIK loan balance of $27.2 million.

As of September 30, 2003, 90.5% of the $26.3 million of PIK loans outstanding had an investment rating of 3 or better and as of December 31, 2002, 87.8% of the $27.2 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $17.4 million and $12.8 million of unearned fees as of September 30, 2003 and December 31, 2002, respectively.

Unearned fee activity for the nine months ended September 30, 2003 and year ended December 31, 2002 was as follows:

	Nine Months Ended September 30, 2003			Year Ended December 31, 2002
(in millions)	Cash Received	Equity Interest and Future Receivables	Total	Cash Received	Equity Interest and Future Receivables	Total
Beginning unearned fee balance	$8.3	$4.5	$12.8	$9.0	$3.1	$12.1
Additional fees	1.1	10.3	11.4	4.1	3.8	7.9
Fee income recognized	(2.2)	(2.8)	(5.0)	(4.8)	(2.4)	(7.2)
Realized (gains) losses on investments and other changes	(1.6)	(0.2)	(1.8)	—	—	—

Ending unearned fee balance	$5.6	$11.8	$17.4	$8.3	$4.5	$12.8

Valuation of Investments

At September 30, 2003, approximately 79% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a) (41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Valuation of Loans and Debt Securities

It is unlikely that we would value our loans or debt securities above cost, but loans and debt securities will be subject to fair value write-downs when the asset is considered impaired. In many cases, our loan agreements allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer’s business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer’s plan.

Valuation of Equity Securities

With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties equaling $467.9 million at September 30, 2003 and $520.1 million at December 31, 2002. Transfers of loans have not met the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Other Matters

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

Recent Development

In October 2003, we completed a transaction in which the assets of Sabot Publishing, Inc. and its subsidiaries were sold to an unaffiliated third party. At the time of this sale, we loaned $10.2 million to the third party purchaser to finance a portion of the purchase price. Our investment in Sabot Publishing, Inc. had a fair value of $10.1 million and unrealized depreciation of $0.4 million at September 30, 2003. In conjunction with the acquisition and subsequent sale, we expect to realize a loss of approximately $0.4 million in the fourth quarter of 2003 and, at the same time, reverse the unrealized depreciation of $0.4 million. Accordingly, we expect these transactions will result in an immaterial net realized and unrealized gain and loss in the fourth quarter of 2003. In addition, as a result of the satisfaction of the loan outstanding to Sabot Publishing, Inc. and its subsidiaries, our loans past due greater than 60 days and our non-accrual loans will decrease by $10.1 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Over 86% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 60% of our loan portfolio has a LIBOR floor, at various levels. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our outstanding commercial loans and our outstanding borrowings at September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$173.1	$—	$50.2	$—
Prime Rate	11.4	—	28.8	—
30-Day LIBOR	27.8	—	39.6	—
60-Day LIBOR	—	—	—	—
90-Day LIBOR	473.8	185.1	518.9	240.1
Commercial Paper Rate	—	133.4	—	123.7
Fixed Rate	66.8	—	81.5	—

Total	$752.9	$318.5	$719.0	$363.8

Based on our September 30, 2003 balance sheet, the following table shows the impact of base rate changes in interest rates assuming no changes in our investment and borrowing structure. The impact of an additional 100 basis point increase is different from the first 100 basis point increase due to the imposition of LIBOR floors.

(dollars in millions)

Basis Point Change	Interest Income	Interest Expense	Net Income

(100)	$(3.5)	$(3.2)	$(0.3)
100	$3.6	$3.2	$0.4
200	$8.9	$6.4	$2.5
300	$15.9	$9.6	$6.3

Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this position on an ongoing basis.

Item 4.    Controls and Procedures

(a)	As of the end of the period covered by this report, MCG carried out an evaluation, under the supervision and with the participation of MCG’s management, including MCG’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of MCG’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer have concluded that MCG’s current disclosure controls and procedures are effective in timely alerting them of material information relating to MCG that is required to be disclosed in MCG’s SEC filings.

(b)	There have been no changes in MCG’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, MCG’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On January 29, 2003, a purported securities class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against us, certain of our officers and the underwriters of our initial public offering. The complaint alleged that the defendants made certain misstatements in violation of Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 and Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. Specifically, the complaint asserted that members of the plaintiff class purchased our common stock at purportedly inflated prices during the period from November 28, 2001 to November 1, 2002 as a result of certain misstatements regarding the academic degree of our chief executive officer. The complaint sought unspecified compensatory and other damages, along with costs and expenses. On June 16, 2003, a consolidated amended class action complaint was filed in the proceedings captioned In re MCG Capital Corporation Securities Litigation, 1:03cv0114-A. The consolidated amended complaint named only us and certain of our officers and directors as defendants, and alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We filed a motion to dismiss the consolidated amended class action complaint. On September 12, 2003, the United States District Court for the Eastern District of Virginia dismissed the lawsuit in its entirety. On October 7, 2003, the plaintiffs filed a notice of appeal to seek review of the district court decision by the United States Court of Appeals for the Fourth Circuit. The appeal is pending.

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

Item 2.    Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2003, MCG issued a total of 2,521 shares of common stock under its dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering proceeds for the shares of common stock sold under the dividend reinvestment plan were approximately $38 thousand.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Document

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2		Certification of President and Chief Operating Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.3		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2	*	Certification of President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.

(b)    Reports on Form 8-K

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

On November 5, 2003, we filed a current report on Form 8-K, pursuant to Item 12 reporting the issuance of a press release, announcing our financial results for the three and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2003.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer

By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney President and Chief Operating Officer

By:	/s/ JANET C. PERLOWSKI
Janet C. Perlowski Chief Financial Officer