Form 10-K
period 2003-12-31
MCG CAPITAL CORP
filed 2004-03-15
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $275,980,069 based on the closing price on the Nasdaq National Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 38,732,948 shares of the Registrant’s common stock outstanding as of March 10, 2004.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

MCG CAPITAL CORPORATION

2003 FORM 10-K ANNUAL REPORT

PART I

In this Annual Report, the “Company”, “MCG”, “we”, “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

Item 1.    Business

GENERAL

We are a solutions-focused financial services company providing financing and advisory services to a variety of small and medium-sized companies throughout the United States with a focus on growth oriented companies. Currently, our portfolio consists mostly of companies in the communications, information services, media, and technology, including software and technology-enabled business services, industry sectors. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital.

Our investment objective is to achieve current income and capital gains. To meet this objective, we employ an “expert-activist” investment philosophy to identify attractive investment opportunities and develop strong customer relationships. As an expert, we are highly knowledgeable about our target markets and customers. As an activist, we work with our customers’ management teams and owners to create and execute effective capital deployment strategies. In addition, we use a “flexible funding” approach that permits adjustments to transaction terms, including pricing terms, to accommodate the shifting corporate development needs of our customers. The ongoing consulting and research services we also offer support our customers’ growth and risk management strategies.

We have built our portfolio through disciplined underwriting and investment approval processes and focused portfolio management. We typically lend to and invest in companies with $10 million to $150 million in annual revenues that operate in our target industry sectors. As of December 31, 2003, we had outstanding commercial loans of approximately $605.6 million, and equity investments of approximately $93.4 million. As of December 31, 2003, our geographically diverse customer base consisted of 81 companies with headquarters in 27 states and Washington, D.C. Many of our transactions are with existing customers. Through December 31, 2003, approximately 44% of the companies that have been our customers for one year or more had completed two or more transactions with us and approximately 23% had completed three or more transactions with us.

Our investment decisions are based on extensive analysis of potential customers’ business operations and asset valuations supported by an in-depth understanding of the quality of their recurring revenues and cash flow, variability of costs and the inherent value of their proprietary intangible assets and intellectual property. We have developed specialized risk management metrics, pricing tools, due diligence methodologies and data management processes that are designed to help us manage risk and maximize our return on investment.

CORPORATE HISTORY AND OFFICES

We were formed in 1998 by our management and affiliates of Goldman, Sachs & Co. to purchase a loan portfolio and certain other assets from First Union National Bank (now Wachovia Bank, National Association) in a management buyout. Prior to this purchase, we had conducted our business since 1990 as a division of Signet Bank. This separate division was known as the media communications group. Signet Banking Corporation, the parent of Signet Bank, was acquired by First Union Corporation (now Wachovia Corporation) on November 28, 1997.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 or the “1940 Act”. As a business development company, we are required to meet regulatory tests, the most significant of which relate to our investments and borrowings. A business development company is required to invest at least 70% of its total assets in private or thinly traded public U.S.-based companies. A business development company also must meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. See “Regulation as a Business Development Company”. In addition, we elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election was effective as of January 1, 2002. See “Certain U.S. Federal Income Tax Considerations”.

MCG was organized as a Delaware corporation on March 18, 1998. In addition, on March 18, 1998, we changed our name from MCG, Inc. to MCG Credit Corporation and on June 14, 2001, we changed our name from MCG Credit Corporation to MCG Capital Corporation. Our executive offices are located at 1100 Wilson Boulevard, Suite 3000, Arlington, Virginia 22209 and our telephone number is (703) 247-7500. In addition, we have an office in Richmond, Virginia. Our Internet site address is www.mcgcapital.com. Information contained on our web site is not incorporated by reference into this Annual Report and you should not consider information contained on our web site to be part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as any amendments to those reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

MARKET OPPORTUNITY

We believe that the small- and medium-sized business segment is becoming more significant to the U.S. economy, and that it is attractively sized with good growth characteristics. We believe that many such businesses, including our target customers, have increasing demand for and less access to high-quality differentiated corporate financial services. We also believe this trend is likely to continue given the broad-based and on-going consolidation in the financial services industry. Our focus on selected markets with strong growth prospects, combined with our customers’ growing demand for capital and the corporate finance and consulting services we offer enhance our market opportunity. We have organized our investment activities around a few clearly defined market opportunities leveraging our strong credit culture and our expert-activist, knowledge based investment philosophy. We believe these market opportunities are large enough to provide continued growth. However, our focus is narrow enough to allow us to gain a special understanding of the needs of our target customers. This allows us to provide innovative financing solutions to our customers.

We target only those market opportunities deemed attractive by our investment committee. Before we target a new market, industry sector or industry sub-sector, our research team performs an opportunity analysis and identifies specific operational norms and risks of that market, sector or sub-sector. Management, working with our credit committee, then develops our lending and investment criteria for that market, sector or sub-sector. We analyze new markets and industries in conjunction with refining and revalidating investment approaches for our existing markets and industry sectors. Also, on an ongoing basis, our investment committee and credit committee monitor the level of diversification within the portfolio for risk associated with market, asset class, geographic and industry sector concentration.

We currently focus on investments across the capital structure in the communications, information services, media and technology, including software and technology-enabled business services, industry sectors. In connection with these investments we utilize, among other things, proprietary data, enhanced knowledge and substantial experience to create competitive advantage. We also focus on buyout, growth and recapitalization financing opportunities in conjunction with private equity firms. In these circumstances our credit analysis skills, systematic underwriting processes and timely responses, among other things, provide a competitive advantage to our targeted customers.

We believe that traditional financial services providers typically lack infrastructure and dedicated expertise to focus on small- and medium-sized companies within these markets. We believe that each of these markets has distinct characteristics in terms of risk, capital requirements, industry and general economic cycles, stage of development and rates of return. Many of our industry sectors are characterized by ongoing consolidation and convergence and by new business formation. We also believe that these sectors have a number of common features, including private equity investing, favorable regulatory environments, rising projected revenue growth rates, recurring revenue characteristics and enterprise values that depend significantly on intangible assets and intellectual property. As a result, we believe we have a large market opportunity in our target industry sectors.

•	Communications. Our targeted communications businesses consist of voice and data local and long distance carriers, integrated communications providers, and wireless services and infrastructure companies, including companies that operate communications towers and security alarm and monitoring systems. Revenues in these businesses are end-user driven and recurring in nature. We focus specifically on companies that have achieved a critical mass of customers because we believe that the primary asset of communications companies is their customer base. This approach differentiates us from other lenders that focus on the potential value of equipment and other network assets as their primary source of collateral. Communication industry revenues are traditionally non-cyclical. Currently much of the difficulty facing the industry is a function of overcapacity and excess capital markets speculation related to ongoing deregulation and overly optimistic assessments of future demand related to the internet and emerging broadband applications.

•	Information Services. Our targeted information services businesses produce and deliver information-based products and services, which their customers use to generate insights and make business decisions. The information these businesses provide may be proprietary or public and is frequently delivered through paper documents, online services, magnetic tape or disks and CD-ROM. It also may be bundled with consulting services or other live events in what is known as continuous information services. These businesses are generally non-cyclical to counter-cyclical.

•	Media. Our targeted media businesses focus on niche, high affinity-based businesses in consumer special interest publishing, trade publishing, radio broadcasting, television broadcasting and community newspaper publishing. Revenue in these businesses is derived largely from advertising sales and therefore tends to be more cyclical. Our focus on niche, high-affinity based businesses in this sector is designed to mitigate the risk of cyclicality because those businesses tend to have more stable advertising revenues.

•	Technology. Our targeted technology businesses provide outsourced business services, transactions processing and business-to-business transaction enabling, as well as software applications, including component middleware and enterprise software. These businesses are generally moderately cyclical to non-cyclical.

STRATEGY

We seek to achieve favorable risk-adjusted rates of return in the form of current yield and capital appreciation, while maintaining credit and investment quality in our asset portfolio. We believe our financial performance is a product of our industry knowledge and insight, effectiveness in targeting potential customers and serving them, risk-based pricing techniques and disciplined portfolio acquisition and risk management techniques. We make investments in the $1 to $50 million range and base our investment activity on fundamental analysis of growth oriented small- and medium- sized businesses. We apply well establish credit processes to the assessment of risk and price our loans accordingly. We have developed proprietary analytics, data and knowledge to support our business activities.

Our investment process is designed to achieve the following strategic objectives:

•	generate favorable risk-adjusted rates of return by delivering capital and strategic insight to innovatively enhance our customers’ enterprise value;

•	maintain sound credit and investment discipline and pricing practices regardless of market conditions;

•	avoid adverse investment selection by applying our expert-activist philosophy to identify targeted prospects with pre-established selection criteria based on fundamental analysis; and

•	enhance effective risk management by utilizing an integrated team approach to customer acquisition, research, underwriting, compliance and loan and investment servicing activities.

Expert-Activist Philosophy

Our “expert-activist” philosophy is one of the foundations of our investment process. It enables us to make lending and investment decisions quickly and confidently because we have a firm understanding of the funding needs of our targeted customers and the operating characteristics of our customers’ businesses and their associated industry sectors. We enhance our detailed understanding of our targeted industry sectors through continuous engagement with existing and prospective customers. We gather and manage the knowledge and insights gained through this process using customized databases and workflow management methodologies. We use this information to enhance the quality of our research and the effectiveness of our credit and investment analysis. We refine and revalidate our investment approaches within particular markets, sectors and sub-sectors.

We work with our customers and targeted customers to understand the costs and benefits of their corporate development initiatives, business opportunities, threats to their businesses and acceptable risks and returns. This understanding, together with our flexible funding approach, enables us to facilitate customers’ corporate development decisions even in some cases where short-term financial performance may suffer. We believe that this approach differentiates us from most other commercial lenders and helps to create strong and long-term relationships with our customers. We believe that our approach to date also has enabled us to originate loans based on the value we help to create rather than solely on the basis of our cost of capital in order to achieve attractive risk-adjusted investment returns.

OPERATIONS

To achieve our goal of being a leading provider of solutions-focused financial services to small- and medium-sized companies in our target markets, we foster a credit and business culture that strives to protect our capital, principal and interest, generate capital gains on our equity investments and support gains in our customers’ enterprise values.

Identifying Prospective Customers

We identify and source new customers by actively engaging our network of private equity investors. We also acquire new customers by utilizing direct marketing to prospects identified through various data services, customized Internet searches, industry associations, investment bankers, accountants and lawyers. Although some customers initiate their first contact with us, we find that we generally acquire most of our customers through our own initiative. After our initial contact with a prospective customer, we then conduct ongoing reviews of its financial reports and corporate development activity by analyzing the source data and information regarding the prospects gathered from third-party databases, industry sector reports, trade and consumer magazines, newspapers and newsletters. We maintain the data from these sources in an internal database that not only supports the identification of potential customer opportunities, but also assists us in understanding our target markets. We market on a national scale. We also participate in a variety of industry associations and our employees attend and give presentations at numerous forums, conferences and meetings annually.

Research

Our unique research capabilities create the foundation for our “expert-activist” philosophy of investing and give us a competitive advantage. Our contact with customers in our targeted industries helps us to continuously refine and validate our investment philosophy. Our research group’s function is to support and augment the business development process through the identification of attractive industry sectors and emerging trends, investment and risk analysis and marketing of our industry expertise.

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

Underwriting

We place primary emphasis on credit and risk analysis and have incorporated the underwriting function directly into the business development process. Our underwriting team consists of investment professionals who perform due diligence, credit and corporate financial analyses, deal sponsors who possess specific industry expertise and are responsible for originating and managing the transaction, a member of our credit committee and our in-house counsel. Since we became an independent company in June 1998, our deal sponsors have led our underwriting teams in originating approximately 200 transactions with an aggregate value of approximately $980 million in loan commitments. To ensure consistent underwriting, we use our sector-specific due diligence methodologies, developed over the last 13 years, which include standard due diligence on financial performance and customized analysis of the operations, systems, accounting policies, human resources and the legal and regulatory framework of a prospective customer. The members of the underwriting team work together to conduct due diligence and understand the relationships among the customer’s business plan, operations and financial performance.

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

Flexible Funding

We recognize that growth-oriented companies regularly make corporate development decisions that impact their financial performance, valuation and risk profile. Often these decisions can favorably impact enterprise value at the expense of short-term financial performance where appropriate. Our “flexible funding” strategy allows us to adjust the return on our capital through risk-based pricing grids that account for shifts in the customer’s financial performance associated with these decisions. Our loan structures take into account our customers’ potentially varying financial performance so that customers can retain access to committed capital at different stages in their growth and development. For example, a loan’s interest rate may increase or decrease based on certain risk measures such as the ratio of debt to cash flow. We calculate rates of return based on a combination of up-front fees, current and deferred interest rates and residual values in the form of equity interests, such as warrants, appreciation rights or future contract payments. Our internal rates of return on invested capital and the customer’s cost of debt capital are generally highest when our customer utilizes high levels of leverage.

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

Compliance Administration Group.    This group tracks covenant compliance and oversees a monthly review of our critical functions to ensure adherence with our internal policies and procedures. The compliance administration staff is responsible for:

•	reviewing the credit agreement to ensure that the final loan documents reflect the terms approved by the credit committee and, if applicable, the investment committee and advising the credit committee of any deviations;

•	ensuring that the customer compliance package is prepared in accordance with the loan covenant requirements;

•	inputting the customer’s financial statements into our tracking schedules and entering the loan covenants into the covenant tracking system;

•	ensuring the mathematical accuracy of all covenant requirements;

•	reviewing the customer’s financial statements to ensure that the customer performs in accordance with our expectations;

•	reporting all covenant violations, loan amendments and covenant waivers to the credit committee;

•	plotting the customer’s actual performance against our risk acceptance criteria grids each quarter to ensure that the risk rating is still appropriate;

•	preparing annual reviews and quarterly collateral valuation updates for each customer; and

•	preparing quarterly customer and industry valuation data.

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

Portfolio Overview

Our investments are primarily senior secured commercial loans, subordinated debt and equity-based investments. Some of our loans include warrants, options, success fees, equity co-investments and other equity-like features. Currently, our customer base includes primarily small- and medium-sized private companies in the communications, information services, media, and technology, including software and technology-enabled business services, industry sectors. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital. In addition, we have occasionally made loans to individuals who are principals in these companies where the proceeds are used by or in connection with the operations or capitalization of such companies. At December 31, 2003, our largest customer, Superior Publishing Corporation, represented approximately 8.1% of the fair value of our investments and our ten largest customers represented approximately 40.1% of the total fair value of our investments.

Our senior debt instruments generally provide for a contractual variable interest rate between 4% and 14%, a portion of which may be deferred or paid-in-kind (PIK). In addition, approximately 53% of the loan portfolio, based on amounts outstanding at fair value as of December 31, 2003, has floors of between 1.25% and 3% on the LIBOR base index. Approximately 84% of the loans in our portfolio, based on amounts outstanding at fair value as of December 31, 2003, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 16% were at fixed rates. The weighted average rate spread over LIBOR on interest bearing investments at December 31, 2003 was 11.2%. Our subordinated secured debt instruments generally provide for a contractual rate of interest between 14% and 20%, a portion of which may be deferred or paid-in-kind (PIK).

Our loans generally have stated maturities at origination that range from 2 to 8 years. The weighted average maturity of our loan portfolio at December 31, 2003 was approximately 5.8 years. The weighted average maturity of our loan portfolio excluding our investments in the newspaper sub-sector was 5.3 years. Our customers typically pay us an origination fee based on a percentage of the commitment amount, and in some instances our customers are permitted to prepay our loans without penalty. They also often pay us a fee based on any undrawn commitments.

At December 31, 2003, approximately 54% of our loans had detachable warrants or an option to purchase warrants, stock appreciation rights or other equity interests or other provisions designed to provide us with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. In some cases, some or all of the deferred interest may be used to pay the exercise price on the warrants or option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow us to register the securities after a public offering. We intend to continue to obtain equity and equity-like instruments with similar features from our customers.

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

While the majority of our investment portfolio continues to be senior debt investments, we have increased our investment activity in subordinated debt investments and equity investments and have increased the percentage of our investment portfolio that is in majority-owned and control companies. Our two largest transactions in 2003 were our control investments in Superior Publishing Corporation and Telecom North Corp. We invested across the capital structure in various debt and equity securities of Superior Publishing Corporation. Our investment in Telecomm North Corp. is also part of a strategy to consolidate a number of UNE-P CLEC telecommunications companies into several larger CLECs. As we continue to make control investments, we intend to be selective about the companies in which we acquire a controlling interest.

Investment Rating System

In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. We use the following 1 to 5 investment rating scale. Below is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Capital gain expected or realized
2	Full return of principal and interest or dividend expected with customer performing in accordance with plan
3	Full return of principal and interest or dividend expected but customer requires closer monitoring
4	Some loss of interest or dividend expected but still expecting an overall positive internal rate of return on the investment
5	Loss of interest or dividend and some loss of principal investment expected which would result in an overall negative internal rate of return on the investment

We monitor and, when appropriate, recommend changes to investment ratings. Our president and chief credit officer review the recommendations and affirm or change the investment ratings at least quarterly.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2003 and 2002:

(dollars in millions)	2003		2002
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$234.5	33.5%	$109.3	15.9%
2	255.4	36.5	296.6	43.1
3	161.9	23.2	225.0	32.6
4	38.8	5.6	39.5	5.7
5	8.3	1.2	18.5	2.7

Total	$698.9	100.0%	$688.9	100.0%

We monitor loan concentrations in our portfolio, both on an individual investment basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. At December 31, 2003, of the investments with a 5 rating, $2.6 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $32.3 million were loans, of which $12.0 million were on non-accrual. At December 31, 2002, of the investments with a 5 rating, $18.0 million were loans, of which $16.9 million were on non-accrual. Of the investments with a 4 rating, $35.4 million were loans, of which $19.6 million were on non-accrual.

COMPETITION

We compete with a large number of financial services companies, including specialty and commercial finance companies, commercial banks and private mezzanine funds, and other sources of financing such as private equity funds, venture capital companies, investment banks and other equity and non-equity based investment funds. Although we do not have a direct competitor that competes in all of our product lines, industry sectors and geographic regions, we compete with financial services companies that target some of our chosen industry sectors or geographic areas, or which may only provide corporate finance services to larger companies. Some of the companies we have competed with in the past include community banks that are located in our customers’ and targeted prospects’ home markets. These community banks typically do not focus on our target industry sectors. We also compete against regional and national financial institutions. These include banks such as FleetBoston Financial Corporation, Union Bank of California, Comerica Bank, Silicon Valley Bank and Wells Fargo & Company; commercial finance companies such as The CIT Group and CapitalSource, Inc.; and finance subsidiaries of large industrial corporations such as General Electric Capital Corporation and Textron Financial Corporation.

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

OUR SUBSIDIARIES

We conduct some of our activities through our wholly owned subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, MCG Finance IV, LLC and MCG Finance Corporation IH. From time to time, MCG Finance I, LLC and MCG Finance Corporation IH may originate or be the holder of certain loans and investments we make.

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

We also originate loans and sell them to MCG Finance IV, another wholly owned special purpose finance subsidiary. MCG Finance IV in turn sells the loans to MCG Commercial Loan Trust 2003-1, a Delaware business trust we formed in connection with the securitization facility we established in January 2004. These transactions are structured as on-balance sheet securitizations for accounting purposes.

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

We concentrate our investments in the communications, information services, media, and technology, including software and technology-enabled business services, industry sectors. From time to time, we may add new sectors or subsectors.

EMPLOYEES

As of December 31, 2003, we employed 53 employees in our two offices, including investment and portfolio management professionals, operations professionals, in-house legal counsel, and administrative staff. We believe that our relations with our employees are good.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

Through December 31, 2001, we were subject to tax as an ordinary corporation under Subchapter C of the Internal Revenue Code. We elected to be treated as a “regulated investment company” or “RIC” under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election was effective as of January 1, 2002. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which will allow us to reduce or eliminate our corporate-level tax liability.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We also may have to include in income other amounts that we have not yet received in cash, such as paid-in-kind interest, contractual interest on non-accrual loans and deferred loan origination fees that are paid after origination of the loan or are paid as non-cash compensation such as warrants or stock. Additionally, we will have to include in income amounts previously deducted with respect to certain restricted stock granted to our employees, if such stock is forfeited. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in the amount of that non-cash income in order to satisfy the 90% Distribution Requirement, even though we will not have received any cash representing such income.

If we fail to satisfy the 90% Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level tax, reducing the amount available to be distributed to our stockholders, and all of our distributions to our stockholders will be characterized as ordinary dividends (to the extent of our current and accumulated earnings and profits). Such dividends will be subject to tax to U.S. Stockholders at a maximum rate of 15 percent.

Treatment of Pre-Conversion Built-in Gain

As of January 1, 2002, we held substantial assets (including intangible assets not reflected on the balance sheet, such as goodwill) with built-in gain (i.e., with a fair market value in excess of tax basis). Under a special tax rule that applies to corporations that convert from taxation under Subchapter C of the Internal Revenue Code to taxation as a RIC, we are required to pay corporate level tax on the amount of any net built-in gains we recognize within ten years after the effective date of our election to be treated as a RIC. Any such corporate level tax will be payable at the time those gains are recognized (which, generally, will be the years in which we sell or dispose of the built-in gain assets in a taxable transaction). Based on the assets we currently anticipate selling within the ten-year period beginning January 1, 2002 and ending December 31, 2011, we expect we may have to pay a built-in gain tax of up to $1.1 million at current corporate tax rates. The amount of this tax will vary depending on the assets that are actually sold by us in this ten-year period and applicable tax rates. Under Treasury Regulations, recognized built-in gains (or losses) will generally retain their character as capital gain or ordinary income (or capital or ordinary losses). Recognized built-in gains that are ordinary in character will be included in our investment company taxable income, and we must distribute to our stockholders at least 90% of any such built-in gains recognized within the ten-year period, net of the corporate taxes paid by us on the built-in gains. Any such amount distributed will be taxable to stockholders as ordinary income. Recognized built-in gains within the ten-year period, net of taxes, that are capital gains will be distributed or deemed distributed to our stockholders. Any such amount distributed or deemed distributed will be taxable to stockholders as a capital gain.

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

We are periodically examined by the SEC for compliance with the 1940 Act.

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

As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the purchase of shares of our common stock. However, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to, or materially modifying existing loans with, our executive officers for that purpose.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•	Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

•	Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes –Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, the NASDAQ Stock Market has adopted corporate governance changes to its listing standards. We have adopted certain policies and procedures intended to comply with the NASDAQ Stock Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At the time of this filing, we do not have any preferred stock outstanding.

At December 31, 2003, approximately 88% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.

Item 2.    Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 30,008 square feet of office space in Arlington, Virginia for our corporate headquarters. We also lease office space in Richmond, Virginia.

Item 3.    Legal Proceedings

On January 29, 2003, a purported securities class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against us, certain of our officers and the underwriters of our initial public offering. The complaint alleged that the defendants made certain misstatements in violation of Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 and Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. Specifically, the complaint asserted that members of the plaintiff class purchased our common stock at purportedly inflated prices during the period from November 28, 2001 to November 1, 2002 as a result of certain misstatements regarding the academic degree of our chief executive officer. The complaint sought unspecified compensatory and other damages, along with costs and expenses. On June 16, 2003, a consolidated amended class action complaint was filed in the proceedings captioned In re MCG Capital Corporation Securities Litigation, 1:03cv0114-A. The consolidated amended complaint named only us and certain of our officers and directors as defendants, and alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We filed a motion to dismiss the consolidated amended class action complaint. On September 12, 2003, the United States District Court for the Eastern District of Virginia dismissed the lawsuit in its entirety. The plaintiffs filed a notice of appeal to seek review of the district court decision by the United States Court of Appeals for the Fourth Circuit, and on February 27, 2004, they filed a Plaintiffs-Appellants’ Opening Brief. The appeal is pending.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the Nasdaq National Market under the symbol “MCGC.” The following table sets forth the range of high and low closing prices of our common stock as reported on the Nasdaq National Market.

	Price Range
Quarter Ended	High	Low
March 31, 2002	$19.55	$15.66
June 30, 2002	19.70	15.82
September 30, 2002	17.68	13.03
December 31, 2002	14.00	8.40
March 31, 2003	11.85	9.09
June 30, 2003	15.99	9.95
September 30, 2003	17.10	15.30
December 31, 2003	20.50	16.14

As of March 10, 2004, we had approximately 113 shareholders of record. Such number of shareholders of record does not reflect shareholders who beneficially own common stock in nominee or street name.

SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2003, we issued a total of 2,477 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $ 0.04 million.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the three months ended December 31, 2003.

DIVIDEND POLICY

Prior to becoming a business development company, we did not make distributions to our stockholders, but instead retained all of our income. As a business development company that elected to be treated as a regulated investment company, we are required to (i) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains we recognize between January 1, 2002 and December 31, 2011, less any taxes due on those gains to avoid corporate level taxes on the amount distributed to stockholders (other than any built in gain recognized between January 1, 2002 and December 31, 2011) and (ii) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense. We intend to make deemed distributions to our stockholders of any retained net capital gains.

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

The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount
December 16, 2003	December 31, 2003	January 29, 2004	$0.42
August 6, 2003	August 18, 2003	October 30, 2003	0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$4.27

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

	Post-IPO as a Business Development Company			Pre-IPO prior to becoming a Business Development Company(a)
(dollars in thousands except per share and other data)	Year Ended December 31,		One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001		Year Ended December 31,
	2003	2002				2000	1999
Income Statement Data:
Operating income	$80,690	$76,933	$6,012	$65,789		$63,750	$28,429
Net operating income (loss) before investment gains and losses(b)	47,595	44,751	(1,608)	28,471		27,063	7,730
Income (loss) before cumulative effect of accounting changes	41,975	3,215	(2,270)	8,779		14,071	5,783
Net income (loss)/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)	41,975	3,215	(6,742)	10,556		14,071	5,783

Per Common Share Data:

Earnings (loss) per common share—basic and diluted(c)	1.28	0.11	(0.25)	0.83		1.35	0.87
Income (loss) before cumulative effect of accounting changes per common share—basic and diluted	1.28	0.11	(0.08)	0.69		1.35	0.87
Net operating income (loss) before investment gains and losses per common share basic and diluted(b)	1.45	1.57	(0.06)	2.23		2.59	1.17
Net asset value per common share(d)	11.98	11.56	12.46	13.31		12.54	10.01
Cash dividends declared per common share	1.65	1.76	0.86	—		—	—

Selected Period-End Balances:
Total investment portfolio	$682,526	$676,092	$605,069	(a	)	$490,892	$301,963
Total assets	790,915	744,993	673,066	(a	)	526,493	326,314
Borrowings	304,131	363,838	287,808	(a	)	356,833	248,217

Other data (at period-end):
Number of portfolio companies	81	79	74	(a	)	70	52
Number of employees	53	56	57	57		46	33

(a)	Certain information in the “Pre-IPO prior to becoming a Business Development Company” periods is not meaningful for comparative purposes.
(b)	Represents net operating income before investment gains and losses, and provision for loan losses for periods ending prior to December 1, 2001.
(c)	See Note J to our Consolidated Financial Statements.
(d)	Based on common shares outstanding at period-end.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Consolidated Financial Data and Other Data, and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report.

This Annual Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

• economic downturns or recessions may impair our customers’ ability to repay our loans and increase our non-performing assets,

• economic downturns or recessions may disproportionately impact certain sectors in which we concentrate, and such conditions may cause us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors,

• a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities,

• interest rate volatility could adversely affect our results,

• the risks associated with the possible disruption in the Company’s operations due to terrorism and

• the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We undertake no obligation to update such statements to reflect subsequent events.

Overview

MCG Capital Corporation is a solutions-focused financial services company providing financing and advisory services to a variety of small and medium-sized companies throughout the United States with a focus on growth oriented companies. Currently, our portfolio consists primarily of companies in the communications, information services, media, and technology, including software and technology-enabled business services, industry sectors. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital. On December 4, 2001, we completed an initial public offering and became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. MCG Capital Corporation elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2002, which election was effective as of January 1, 2002. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

The results of operations for the years ended December 31, 2003 and 2002, and the one-month period from December 1, 2001 through December 31, 2001 reflect our results as a business development company under the Investment Company Act of 1940. The one-month period from December 1, 2001 through December 31, 2001 includes a one-time conversion adjustment. The eleven-month period from January 1, 2001 through November 30, 2001 reflects our results prior to operating as a business development company under the Investment Company Act of 1940. The principal differences between these two reporting periods relate to accounting for investments and income taxes. See Note A to our Consolidated Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Portfolio Composition and Asset Quality

Our primary business is lending to and investing in growth oriented private businesses, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights.

The total portfolio value of our investments was $698.9 million, $688.9 million, and $617.2 million at December 31, 2003, 2002, and 2001, respectively (exclusive of unearned income). The increase in investments during 2003 was primarily due to newly originated debt and equity investments. During 2003, our originations of debt included $32.0 million of subordinated debt to two new portfolio companies. In addition, during 2003 a higher proportion of our new origination activity was in the form of equity securities, which included new investments of $44.1 million to control companies. Our early pay-offs and sales of securities also increased over prior years due mainly to pay-offs of $42.5 million from six companies in the publishing industry and $46.5 million from four companies in the broadcasting industry. The increase in investments during 2002 was primarily attributable to originated debt securities, including $55.5 million of subordinated debt to four companies. See Note A to our consolidated financial statements for further discussion of investment valuations.

Total portfolio investment activity as of and for the years ended December 31, 2003, 2002, and 2001 was as follows:

(dollars in millions)	December 31, 2003	December 31, 2002	December 31, 2001(a)
Beginning Portfolio	$688.9	$617.2	$510.9
Originations/Draws/Advances on Loans	115.3	185.0	196.2
Originations/Warrants Received on Equity(c)	77.5	12.8	19.8
Gross Payments/Reductions(c)	(69.1)	(52.4)	(48.4)
Early Pay-offs/Sales of Securities	(108.1)	(32.2)	(33.0)
Charge-offs/Write-downs	—	—	(14.8	)(b)
Realized Gains on Investments	4.7	—	—
Realized Losses on Investments	(24.3)	(9.6)	(1.7)
Unrealized Appreciation in Investments	35.1	13.2	1.5
Unrealized Depreciation in Investments	(21.1)	(45.1)	(13.3)

Ending Portfolio	$698.9	$688.9	$617.2

(a)	Balances prior to our election to be regulated as a business development company primarily include amounts at cost.
(b)	Represents $14.8 million of loan charge-offs against the allowance for loan losses previously provided for prior to our election to be regulated as a business development company. We had provided for loan losses of $20.3 million from inception through November 30, 2001 including $2.0 million of allowance recorded in the asset acquisition on June 24, 1998.
(c)	Included in these amounts is the conversion of $21.4 million, $5.4 million and $16.2 million of debt to equity in connection with certain restructurings for the years ended December 31, 2003, 2002 and 2001, respectively.

Business activity for the year ended December 31, 2003 included investments in eleven new companies totalling $118.1 million and follow on investments in several of our existing companies. The two largest transactions were with Telecomm North Corp. and Superior Publishing Corporation. We invested approximately $32 million in a newly formed wholly owned portfolio company, Telecomm North Corp., which entered into an agreement to merge with another of our portfolio companies, Bridgecom Holdings, Inc. This merger was completed in the first quarter of 2004 after regulatory approval was obtained. We established and invested $36 million in the debt and equity of Superior Publishing Corporation. Superior purchased the stock of our longtime community newspaper customer Murphy McGinnis Media, Inc.

The business activity for 2003 includes a higher proportion of investing in the debt and equity securities of majority-owned and other control companies. While the majority of our investment portfolio continues to be senior debt investments, our business strategy to diversify our investments to cover the entire capital structure has resulted in an increase in subordinated debt investments and equity investments and has increased the percentage of our investment portfolio that is in majority-owned and control companies.

Our investment in Telecomm North Corp. is part of a strategy to make more control investments with platform companies. We intend to consolidate a number of UNE-P CLEC telecommunications companies into several larger CLECs, which will provide more scale to their operations, which we believe will improve profitability, leverage the overhead and network infrastructures, and provide more options with respect to capitalization alternatives.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2003, 2002 and 2001 (excluding unearned income):

	December 31, 2003		December 31, 2002		December 31, 2001
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$502.2	71.9%	$602.1	87.4%	$588.2	95.3%
Subordinated Debt	103.4	14.7	66.7	9.7	7.8	1.2
Equity	73.4	10.5	13.2	1.9	15.5	2.5
Warrants to Acquire Equity	19.6	2.8	6.6	1.0	5.4	0.9
Equity Appreciation Rights	0.3	0.1	0.3	0.0	0.3	0.1

Total	$698.9	100.0%	$688.9	100.0%	$617.2	100.0%

Set forth below is a table showing the composition of MCG’s portfolio by industry sector at fair value at December 31, 2003 and 2002 (excluding unearned income):

	2003		2002
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$251.1	35.9%	$212.5	30.8%
Publishing	84.4	12.1	115.4	16.7
Broadcasting	44.5	6.4	94.2	13.7
Communications	192.9	27.5	152.2	22.1
Information Services	65.5	9.4	76.4	11.1
Technology	39.0	5.6	36.5	5.3
Other	21.5	3.1	1.7	0.3

Total	$698.9	100.0%	$688.9	100.0%

Set forth below is a table showing MCG’s investment originations by industry for the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	2003		2002
(dollars in millions)	Amount	Percentage of Total	Amount	Percentage of Total
Media
Newspaper	$45.0	36.6%	$47.6	31.4%
Publishing	13.7	11.1	31.8	21.0
Broadcasting	8.8	7.2	42.6	28.1
Communications	35.3	28.8	3.6	2.3
Information Services	—	—	12.0	7.9
Technology	—	—	14.1	9.3
Other	20.0	16.3	—	—

Total	$122.8	100.0%	$151.7	100.0%

Asset Quality

Asset quality is generally a function of economic conditions, our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of December 31, 2003 and 2002, net unrealized depreciation on investments totaled $29.2 million and $43.1 million, respectively. For additional information on the decrease in unrealized depreciation on investments, see the section entitled “Net Investment Gains and Losses”.

In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. We use the following 1 to 5 investment rating scale. Below is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Capital gain expected or realized
2	Full return of principal and interest or dividend expected with customer performing in accordance with plan
3	Full return of principal and interest or dividend expected but customer requires closer monitoring
4	Some loss of interest or dividend expected but still expecting an overall positive internal rate of return on the investment
5	Loss of interest or dividend and some loss of principal investment expected which would result in an overall negative internal rate of return on the investment

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2003 and 2002:

(dollars in millions)	2003		2002
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$234.5	33.5%	$109.3	15.9%
2	255.4	36.5	296.6	43.1
3	161.9	23.2	225.0	32.6
4	38.8	5.6	39.5	5.7
5	8.3	1.2	18.5	2.7

Total	$698.9	100.0%	$688.9	100.0%

The investment rating 1 balance increased from $109.3 million at December 31, 2002 to $234.5 million at December 31, 2003 primarily due to originations and upgrades of 2- and 3-rated investments. The origination of 1-rated investments included new equity and subordinated debt in control companies and the rating upgrades included investments in the telecommunications and information services sectors. Early payoffs created most of the decrease in the 2-rated investments.

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. At December 31, 2003, of the investments with a 5 rating, $2.6 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $32.3 million were loans, of which $12.0 million were on non-accrual. At December 31, 2002, of the investments with a 5 rating, $18.0 million were loans, of which $16.9 million were on non-accrual. Of the investments with a 4 rating, $35.4 million were loans, of which $19.6 million were on non-accrual.

We monitor individual customer’s financial trends in order to assess the appropriate course of action with respect to each customer and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual investment on a quarterly and, in some cases, a monthly or more frequent basis. Because we are a provider of long-term privately negotiated investment capital to growth-oriented companies and we actively manage our investments through our contract structure and corporate governance rights, we do not believe that contract exceptions such as breaches of contractual covenants or late delivery of financial statements are necessarily an indication of deterioration in the credit quality or the need to pursue remedies or an active workout of a portfolio investment.

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

At December 31, 2003 and 2002, there were $4.2 million and $21.5 million, respectively, of loans, or approximately 0.6% and 3.1%, respectively, of the investment portfolio, greater than 60 days past due. At December 31, 2003, $14.6 million of loans, including $0.1 million of the loans greater than 60 days past due, were on non-accrual status representing 2.1% of the investment portfolio. At December 31, 2002, $42.7 million of loans, including all $21.5 million of the loans greater than 60 days past due, were on non-accrual status, representing 6.2% of the investment portfolio. The non-accrual and past due loans at December 31, 2003 and 2002 primarily represented borrowers in the publishing, telecommunications and paging businesses. Portions of the trade publishing industry which are dependent on financial, technology or telecommunications advertising, experienced sluggish advertising revenue. Certain companies in the telecommunications industry have suffered from competitive pressure from low cost and prepaid cellular calling plans.

At December 31, 2003, of the $83.1 million of loans to our majority owned companies, $10.5 million were on non-accrual status. At December 31, 2002, of the $26.1 million of loans to our majority owned companies, $10.2 million were on non-accrual status. As of December 31, 2003, of the $18.6 million of loans to controlled companies, $3.9 million were on non-accrual status. At December 31, 2002, all $10.3 million of the loans to our controlled companies were on non-accrual status. As of December 31, 2003, of the $45.6 million of loans to other affiliates, $0.2 million were on non-accrual status. At December 31, 2002, of the $34.3 million of loans to other affiliates, none were on non-accrual status.

When principal and interest on a loan is not paid within the applicable grace period, we will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment and if we have not already, we will begin to more actively monitor the investment. We will formulate strategies to optimize the resolution process and will begin the process of restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any enhanced risk, we receive additional compensation from the customer in connection with a restructuring. During the process of monitoring a loan that is out of compliance, we will in appropriate circumstances send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may determine to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings.

Prior to our conversion to a business development company, we provided an allowance for loan losses estimated to be sufficient to absorb probable future losses, net of recoveries. From inception through November 30, 2001, we had provided $20.3 million of allowance for loan losses, including $2.0 million of allowance recorded in the asset acquisition and had charged-off $14.8 million.

Comparison of the Years Ended December 31, 2003, 2002 and 2001

The following table shows our selected operating data for the years ended December 31, 2003 and 2002, the one-month period ended December 31, 2001, the eleven-month period ended November 30, 2001, and the year ended December 31, 2001. For 2001, the one-month period from December 1, 2001 to December 31, 2001 reflects our financial results as a business development company, and the eleven-month period from January 1, 2001 to November 30, 2001 reflects our financial results prior to operating as a business development company. Certain accounting adjustments were made to our financial results for the one-month period from December 1, 2001 to December 31, 2001 due to our conversion to a business development company. The adjustments primarily relate to the value at which we carry our investments in our financial statements and the benefits associated with being a regulated investment company for U.S. federal income tax purposes. See Note A to Consolidated Financial Statements. To help you better understand our 2001 results of operations compared to 2000, we have combined certain items in the table below under the heading “Year Ended December 31, 2001” that were not affected by the change in accounting principles resulting from our conversion to a business development company.

(dollars in thousands)	Year Ended December 31,		One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001	Year Ended December 31,
	2003	2002			2001
Operating income
Interest and dividend income	$71,749	$72,399	$5,949	$64,032	$69,981
Advisory fees and other income	8,941	4,534	63	1,757	1,820

Total operating income	80,690	76,933	6,012	65,789	71,801
Operating expenses
Interest expense	10,053	11,157	1,198	24,661	25,859
Employee compensation:
Salaries and benefits	9,210	8,082	884	8,038	8,922
Long-term incentive compensation	6,347	6,627	4,944	—	4,944

Total employee compensation	15,557	14,709	5,828	8,038	13,866
General and administrative expense	7,485	6,316	594	4,619	5,213

Total operating expenses	33,095	32,182	7,620	37,318	44,938

Net operating income (loss)(a)	$47,595	$44,751	$(1,608)	$28,471	$26,863

(a)	Represents net operating income (loss) before provision for loan losses for periods ending prior to December 1, 2001.

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

The change in operating income from 2002 to 2003 and 2001 to 2002 is attributable to the following items:

(dollars in millions)	2003 vs. 2002	2002 vs. 2001
Change due to:
Asset growth (decline)(a)	$(5.1)	$10.9
Change in LIBOR(a)	(3.9)	(12.0)
Change in spread(a)	8.2	2.8
Net increase in loan fee and dividend income	0.2	0.7
Increase in advisory fees and other income	4.4	2.7

Total change in operating income	$3.8	$5.1

(a)	The change in interest income due to change in LIBOR, change in spread and asset growth has been allocated in proportion to the relationship of the absolute dollar amount of the change in each.

Total operating income for the year ended December 31, 2003 increased $3.8 million, or 4.9%, to $80.7 million from $76.9 million for the year ended December 31, 2002. Loan interest decreased by $0.8 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Average three month LIBOR decreased 58 basis points over these periods from 1.80% to 1.22%, decreasing income by $3.9 million. Average commercial loans decreased 7.6% for the year ended December 31, 2003 when compared to the year ended December 31, 2002, contributing a $5.1 million decrease in income. The coupon spread increased 125 basis points in the year ended December 31, 2003, resulting in a $8.2 million increase in income. LIBOR floors, which are included in approximately 53% of our loans, have had the effect of increasing our spread because such floors have generally been above current LIBOR rates. Loan fees and dividend income increased $0.2 million for the year ended December 31, 2003 to the same period in 2002. Advisory fees and other income increased $4.4 million as compared to 2002 due to an increase in business activity in 2003 and due to fees received in conjunction with credit facility waivers. Advisory fees and other income from non-affiliate investments was $4.5 million for both 2002 and 2003 while advisory fees and other income from control and other affiliate investments increased from $0.0 million in 2002 to $4.4 million in 2003. The increase in weighted average spreads and advisory fees and other income more than offset the affects of the decrease in LIBOR rates and decline in average commercial loans for the year ended December 31, 2003 to the same period in 2002.

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

The change in operating expense from 2002 to 2003 and 2001 to 2002 is attributable to the following items:

(dollars in millions)	2003 vs. 2002	2002 vs. 2001
Change due to:
Increase (decrease) in borrowings(a)	$0.1	$(4.1)
Change in LIBOR(a)	(1.9)	(7.4)
Change in spread(a)	1.4	(3.2)
Debt cost amortization	(0.7)	(0.1)
Salaries and benefits	1.1	(0.8)
Long-term incentive compensation	(0.3)	1.7
General and administrative expense	1.2	1.1

Total change in operating expense	$0.9	$(12.8)

(a)	The change in interest expense due to increase (decrease) in borrowings, change in LIBOR and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating expenses for the year ended December 31, 2003 increased $0.9 million, or 2.8%, to $33.1 million from $32.2 million for the year ended December 31, 2002. The increase was primarily due to an increase in salaries and benefits and general and administrative expense partially offset by a decline in interest expense. Average three month LIBOR decreased 58 basis points over these periods from 1.80% to 1.22%, which caused interest expense to decline by $1.9 million. Borrowing costs decreased from $11.2 million for the year ended December 31, 2002 to $10.1 million for the year ended December 31, 2003. Average borrowings increased 1.1%, increasing interest expense by $0.1 million. The increase in spreads caused interest expense to rise by $1.4 million. Salaries and benefits increased $1.1 million primarily due to higher variable annual incentive compensation. Long-term incentive compensation relates to the termination of our stock option plan upon conversion to a business development company in 2001. This expense consists of non-cash amortization of restricted stock awards and the treatment of dividends on all shares of common stock securing employee loans as compensation. Long-term incentive compensation decreased $0.3 million over these periods. See “—Recent Developments” and Note I to Consolidated Financial Statements. General and administrative expenses increased $1.2 million for the year ended December 31, 2003 as compared to the same period in 2002 primarily due to higher expenses related to increased professional fees from servicing and restructuring certain loans as well as an increase in certain general and administrative expenses associated with MCG’s expanded office facilities.

Total operating expenses for the year ended December 31, 2002 decreased $12.8 million, or 28.4%, to $32.2 million from $44.9 million for the year ended December 31, 2001. The decrease was primarily due to a decline in interest expense as average borrowings and rates both declined. Average three month LIBOR decreased 201 basis points over these periods from 3.81% to 1.80%, which caused interest expense to decline by $7.4 million. Borrowing costs decreased from $25.9 million for the year ended December 31, 2001 to $11.2 million for the year ended December 31, 2002. Average borrowings decreased 20%, decreasing interest expense by $4.1 million. On December 27, 2001, we issued investment grade asset backed bonds with a blended coupon spread of 75 basis points over LIBOR and, along with a portion of the proceeds from our initial public offering, replaced a debt facility priced at LIBOR plus 175 basis points. The decrease in spreads lowered interest expense by $3.2 million. Salaries and benefits declined $0.8 million. Partially offsetting the decline in interest expense and salaries and benefits was an increase of $1.7 million in long-term incentive compensation in 2002 from $4.9 million in 2001. The increase in long-term incentive compensation is related to the non-cash amortization of restricted stock awards and the treatment of dividends on all shares of common stock securing employee loans as compensation.

See “—Recent Developments” and Note I to Consolidated Financial Statements. General and administrative expenses increased $1.1 million for the year ended December 31, 2002 as compared to the same period in 2001 primarily due to expenses related to operating as a public company and professional fees associated with problem credits.

Net operating income before investment gains and losses/provision for loan losses

Net operating income before investment gains and losses for the year ended December 31, 2003 totaled $47.6 million compared with net operating income before investment gains and losses of $44.8 million for the year ended December 31, 2002 and net operating income before investment gains and losses/provision for loan losses of $26.9 million for the year ended December 31, 2001. Because we are a business development company and our investments are carried at fair value, we no longer record a provision for loan losses. See discussion in “—Overview”. For the period prior to conversion to a business development company, the provision for loan losses amounted to $10.3 million for the eleven-month period ended November 30, 2001.

Net Investment Gains (Losses)

For the years ended December 31, 2003, 2002 and 2001 net investment gains (losses) totaled ($5.6) million, ($41.5) million and ($4.6) million, respectively. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the following tables. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

For 2003, net realized losses on loans totaled $23.8 million and occurred primarily in the publishing and communications sectors. These losses were triggered by foreclosures on loan collateral, debt to equity conversions, and the sale of a distressed loan. We generated a net realized gain totaling $4.2 million through sales of communications and technology common stock and warrants. Unrealized appreciation totaled $10.8 million consisting primarily of gains in equity investments in the communication sector. Unrealized depreciation totaled $18.7 million and consisted of depreciation on debt and equity investments in the communications and publishing sectors. The reversal of net unrealized depreciation associated with the realization of gains and losses totaled $21.9 million.

For 2002, net realized losses totaled $41.5 and were comprised of $9.6 million in realized losses and $31.9 million of net unrealized depreciation on investments. More than 80% of the decrease in the value of our investments can be attributed to pressure on the operations of nine portfolio companies. Six of these portfolio companies, that derive substantial advertising revenues from telecommunications, technology and financial services companies, have experienced a disproportionately negative impact from the current advertising recession. The other three portfolio companies have suffered from significant competitive pressure from low cost and prepaid cellular calling plans.

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

The following table summarizes our realized gains and losses on investments for the years ended December 31, 2003, 2002 and 2001:

MCG Capital Corporation

Summary of Realized Gains and Losses on Investments

(dollars in thousands)	Sector	Post-IPO as a Business Development Company			Eleven Months Ended November 30, 2001	Year Ended December 31, 2001
		Year Ended December 31,		One Month Ended December 31, 2001

Portfolio Company		2003	2002
Realized gains (losses) on loans
VS&A-PBI Holding LLC	Publishing	$(7,901)	$—	$—	$—	$—
National Systems Integration	Security Alarm	(5,812)	—	—	—	—
AMI Telecommunications Corporation	Telecommunications	(5,585)	—	—	—	—
Rising Tide Holdings, Inc.	Publishing	(2,675)	—	—	—	—
THE Journal, LLC	Publishing	(959)	—	—	—	—
Sabot Publishing, Inc.	Publishing	(405)	—	—	—	—
NBG Radio Network, Inc.	Broadcasting	(398)	—	—	—	—
Netplexus Corporation	Technology	(48)	—	—	—	—
ValuePage Holdings, Inc.	Telecommunications	—	(9,617)	—	—	—

		$(23,783)	$(9,617)	$—	$—	$—

Realized gains (losses) on equity investments
Talk America Holdings, Inc.	Telecommunications	2,690	—	—	—	—
Systems Xcellence USA, Inc.	Technology	1,679	—	—	—	—
Fawcette Technical Holding	Publishing	(519)	—	—	—	—
Eli Research, Inc.	Information Services	300	—	—	—	—
MacDonald Communications Corporation	Publishing	—	—	—	(1,000)	(1,000)
Other		53	—	—	(715)	(715)

		4,203	—	—	(1,715)	(1,715)

Net realized gains (losses) on investments		$(19,580)	$(9,617)	$—	$(1,715)	$(1,715)

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the years ended December 31, 2003, 2002 and 2001.

MCG Capital Corporation

Summary of Net Change in Unrealized Appreciation and Depreciation on Investments

	Sector	Post-IPO as a Business Development Company			Eleven Months Ended November 30, 2001	Year Ended December 31, 2001
(dollars in thousands)		Year Ended December 31,		One Month Ended December 31, 2001

Portfolio Company		2003	2002
Unrealized appreciation on loans
Other		$145	$—	$—	$—	$—

		145	—	—	—	—
Unrealized appreciation on equity investments
Talk America Holdings, Inc.	Telecommunications	2,608	2,164	70	—	70
Creatas, L.L.C.	Information Services	1,771	—	365	—	365
Bridgecom Holdings, Inc.	Telecommunications	2,014	227	—	—	—
Copperstate Technologies, Inc.	Security Alarm	1,504	—	—	—	—
Systems Xcellence USA, Inc.	Technology	631	—	—	—	—
Manhattan Telecommunications Corporation	Telecommunications	869	511	—	—	—
Other		1,235	667	246	857	1,103

		10,632	3,569	681	857	1,538

Total unrealized appreciation		10,777	3,569	681	857	1,538

Unrealized depreciation on loans
VS&A-PBI Holding LLC	Publishing	—	(7,901)	—	—	—
National Systems Integration	Security Alarm	—	(5,276)	—	—	—
AMI Telecommunications Corporation	Telecommunications	(2,863)	(5,143)	—	—	—
ValuePage Holdings, Inc.	Telecommunications	—	(4,984)	—	—	—
Rising Tide Holdings LLC	Publishing	—	(1,235)	—	—	—
Corporate Legal Times	Publishing	(883)	(780)	—	—	—
Netplexus Corporation	Technology	(676)	(19)	—	—	—
Telecomm South, LLC	Telecommunications	(643)	(439)	—	—	—
NBG Radio Network, Inc.	Broadcasting	—	(574)	—	—	—
NOW Communications, Inc.	Telecommunications	(658)	—	—	—	—
THE Journal, LLC	Publishing	(117)	(539)	(1,096)	—	(1,096)
Images.com, Inc.	Information Services	(939)	(527)	—	—	—
Other		(707)	(145)	—	—	—

		(7,486)	(27,562)	(1,096)	—	(1,096)
Unrealized depreciation on equity investments
UMAC, Inc.	Publishing	—	(10,107)	—	—	—
Working Mother Media, Inc.	Publishing	(152)	(2,540)	—	—	—
AMI Telecommunications Corporation	Telecommunications	(2,695)	(1,100)	—	—	—
Biznessonline.com, Inc.	Telecommunications	(2,270)	(379)	—	(15)	(15)
Fawcette Technical Holding	Publishing	(1,960)	(410)	—	—	—
Crystal Media Network, LLC	Broadcasting	(983)	—	—	—	—
Interactive Business Solutions, Inc.	Security Alarm	(1,324)	—	—	—	—
National Systems Integration	Security Alarm	(576)	—	—	—	—
FTI Technologies Holdings, Inc.	Technology	—	—	—	(2,029)	(2,029)
Manhattan Telecommunications Corporation	Telecommunications	—	—	(71)	(354)	(425)
Other		(1,273)	(3,007)	(809)	(47)	(856)

		(11,233)	(17,543)	(880)	(2,445)	(3,325)

Unrealized depreciation on investments		(18,719)	(45,105)	(1,976)	(2,445)	(4,421)

Reversal of unrealized depreciation (appreciation)*
ValuePage Holdings, Inc.	Telecommunications	—	9,617	—	—	—
VS&A-PBI Holding LLC	Publishing	7,901	—	—	—	—
National Systems Integration	Security Alarm	5,276	—	—	—	—
AMI Telecommunications Corporation	Telecommunications	5,143	—	—	—	—
Rising Tide Holdings, Inc.	Publishing	2,735	—	—	—	—
THE Journal, LLC	Publishing	1,752	—	—	—	—
Talk America Holdings, Inc.	Telecommunications	(1,746)	—	—	—	—
Systems Xcellence USA, Inc.	Technology	(631)	—	—	—	—
NBG Radio Network, Inc.	Broadcasting	574	—	—	—	—
Fawcette Technical Holding	Publishing	519	—	—	—	—
Other		379	—	—	—	—

Total reversal of unrealized depreciation (appreciation)		21,902	9,617	—	—	—

Net change in unrealized depreciation on investments		$13,960	$(31,919)	$(1,295)	$(1,588)	$(2,883)

*	When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

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

Our effective tax rates for the periods ended December 31, 2001 and November 30, 2001 were 21.8% and 41.0% respectively. The effective rates include both federal and state income tax components. The decrease in the effective rate for the one-month period ended December 31, 2001 is due to the change in accounting for income taxes in connection with the conversion to a business development company. Certain differences between book and tax accounting, relating primarily to the tax treatment of long-term incentive compensation, are no longer reflected as deferred tax expenses or benefits.

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

$(4.5)

Net Income

MCG recognized a net increase in stockholders’ equity from earnings of $42.0 million for the year ended December 31, 2003 compared with $3.2 million for the year ended December 31, 2002 and net income of $3.8 million for the year ended December 31, 2001.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Cash, Securitization Accounts

At December 31, 2003 and December 31, 2002, we had $60.1 million and $9.4 million, respectively, in cash and cash equivalents. In addition, at December 31, 2003 and December 31, 2002, we had $33.4 million and $43.2 million, respectively, in cash, securitization accounts. We invest cash on hand in interest bearing deposit accounts with daily sweep features. We have maintained sizable cash balances to support ongoing origination activity and follow-on investments in portfolio companies. Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans. We are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Our objective is to maintain sufficient cash on hand to cover current funding requirements, operations and to maintain flexibility as we manage our debt facilities.

For 2003, net cash provided by operating activities totaled $39.5 million, an increase of $8.4 million over the prior year’s amount. This increase was due primarily to higher overall operating income and lower non-cash interest. Cash provided by investing and financing activities totaled $11.1 million compared with a net use of cash in 2002 of $65.0 million. This changes was principally due to higher loan payoffs in 2003 and higher investment originations in 2002.

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

On December 4, 2001, we completed an initial public offering of 13,375,000 shares of our common stock and a concurrent private offering of 625,000 shares of our common stock with gross proceeds totaling $237.3 million. On June 17, 2002, MCG raised $54.0 million of gross proceeds in an additional public offering by selling 3,000,000 shares of common stock at an offering price of $18 per share. On August 21, 2003, MCG raised $100.8 million of gross proceeds by selling 6,500,000 shares of common stock at an offering price of $15.50 per share. On September 16, 2003, the underwriters in the August 21, 2003 offering exercised their over-allotment and purchased an additional 975,000 shares of common stock at an offering price of $15.50 per share. As a result of the underwriters exercising their over-allotment, MCG raised an additional $15.1 million of gross proceeds. On March 3, 2004, we filed a registration statement on Form N-2 with the Securities and Exchange Commission (“SEC”) which would allow us or certain selling shareholders to offer, from time to time, up to 18,000,000 shares of common stock in one or more offerings.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of December 31, 2003, this ratio was 259%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence and obtaining collateral where appropriate.

As of December 31, 2003, we had unused commitments to extend credit to our customers of $24.4 million, which are not reflected on our balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants and limitations which include restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 Notes we may issue from time to time, the unused portion of our borrowing facility totaled $69.0 million. See “Borrowings” section below for discussion of our borrowing facilities.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2003:

	Payments Due by Period
(dollars in millions) Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(b)	$304.1	$100.6	$155.2	$48.3	$—
Future minimum rental obligations	12.4	1.3	2.6	2.6	5.9

Total contractual obligations	$316.5	$101.9	$157.8	$50.9	$5.9

(a) This excludes the unused commitments to extend credit to our customers of $24.4 million as discussed above.

(b)    Borrowings under the Revolving Credit Facility and the Series 2001-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

Borrowings

Term Securitization

On December 27, 2001, we established the MCG Commercial Loan Trust 2001—1 (the “Trust”), which issued two classes of Series 2001—1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets which were contributed by us and totaled $247.5 million as of December 31, 2003 and $295.5 million as of December 31, 2002. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the “Series 2001—1 Class A Asset Backed Bonds” and “Series 2001—1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of December 31, 2003, $173.1 million of the Series 2001—1 Notes were outstanding and $240.1 million were outstanding as of December 31, 2002. The Series 2001—1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001—1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

Revolving Credit Facility

As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200.0 million of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). As of December 31, 2003, $131.0 million of the Series 2000-1 Notes were outstanding with one investor and, as of December 31, 2002, $123.7 million were outstanding with one investor. As of December 31, 2003 and December 31, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25.0 million as part of the $200.0 million total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Revolving Credit Facility was secured by $194.3 million of commercial loans as of December 31, 2003 and $224.6 million of commercial loans as of December 31, 2002. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $30.0 million (subject to increase upon occurrence of an event of default) prior to July 8, 2002 and $75.0 million as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility, and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. The Series 2000-1 Notes bear interest based on a commercial paper rate plus 3.0% and interest is payable monthly.

As discussed above, there are certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an event of default. In February 2003, we amended the Revolving Credit Facility agreements. Prior to the February

2003 amendment, the Revolving Credit Facility required us among other things to maintain an average trailing twelve-month portfolio charged-off (as defined in the Revolving Credit Facility agreements) ratio of 3% or less. The amendment increased this ratio to 7% for any date prior to and including June 30, 2003 and decreased this ratio to 3% thereafter. This amendment also included a waiver with respect to the applicability of the charge-off ratio for periods prior to February 2003. Additionally, this amendment required us to increase the amount of collateral held by the noteholders by pledging the MCG Commercial Loan Trust 2001-1 Class C Notes, which we own. As noted below, on February 12, 2004, the requirement relating to loan charge-offs was eliminated.

On February 12, 2004, we entered into an agreement with Wachovia Bank, National Association to amend the Revolving Credit Facility that we had established through MCG Master Trust. The amendment to the Revolving Credit Facility, among other things, provides for the following:

•	a decrease in our borrowing capacity from $200.0 million to $130.0 million, which will further be reduced to $115.0 million on June 30, 2004 and to $100.0 million by September 30, 2004;

•	an extension of the revolving period to September 30, 2004;

•	permits recourse to MCG Capital itself in the event that the interest and principal payments from the loans we transferred to MCG Master Trust in connection with the revolving credit facility are insufficient to repay the outstanding amount due under the Revolving Credit Facility;

•	eliminates a requirement relating to loan charge-offs at the servicer level that we were previously required to seek a waiver from in February 2003;

•	changes the date on which the holder of the notes issued by MCG Master Trust receives final payment on such notes from June 2020 to September 2009; and

•	reduces the interest rate payable under the Revolving Credit Facility from the commercial paper rate plus 3.0% to LIBOR plus 1.5%.

Warehouse Facility

On January 29, 2004, our wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200 million secured warehouse credit facility with an affiliate of UBS AG. We will use the warehouse credit facility to fund our origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, that we intend to securitize using an affiliate of the lender as the exclusive structurer and underwriter or placement agent. Advances under the credit facility will bear interest at LIBOR plus 0.50%. The warehouse credit facility operates much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. In addition, the lender will have recourse to MCG Capital Corporation itself in a maximum aggregate amount of $72 million in the event that the principal and interest payments from the loans transferred to MCG Commercial Loan Trust 2003-1 are insufficient to repay the outstanding amount due to the lender. The warehouse credit facility is cancelable by the lender for cause at any time and has an expiration term of September 24, 2004.

Outstanding Borrowings

Our $130 million revolving credit facility sponsored by Wachovia Bank, National Association is scheduled to terminate on September 30, 2009, or sooner upon repayment of our borrowings thereunder after September 30, 2004. Our $265.2 million securitization facility is scheduled to terminate on February 20, 2013 or sooner upon repayment of our borrowings. Our $200 million secured warehouse facility with an affiliate of UBS AG is scheduled to terminate on September 24, 2004.

At December 31, 2003, we had aggregate outstanding borrowings of $304.1 million. The following table shows the facility amounts and outstanding borrowings at December 31, 2003:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate(a)
Term Securitization
2001-1 Class A Asset Backed Bonds	$137.7	$137.7	1.77%
2001-1 Class B Asset Backed Bonds	35.4	35.4	2.92

Revolving Credit Facility
2000-1 Class A Asset Backed Securities	200.0	131.0	4.12

Total borrowings	$373.1	$304.1	2.91%

(a) Excludes the cost of commitment fees and other facility fees.

At December 31, 2002, we had aggregate outstanding borrowings of $363.8 million. The following table shows the facility amounts and outstanding borrowings at December 31, 2002:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate(a)
Term Securitization
2001-1 Class A Asset Backed Bonds	$204.7	$204.7	2.43%
2001-1 Class B Asset Backed Bonds	35.4	35.4	3.58

Revolving Credit Facility
2000-1 Class A Asset Backed Securities	200.0	123.7	2.61

Total borrowings	$440.1	$363.8	2.60%

(a) Excludes the cost of commitment fees and other facility fees.

Each of our borrowing facilities is funded through bankruptcy remote, special purpose, wholly-owned subsidiaries of ours and, therefore, their assets may not be available to our creditors. See Note C to the Consolidated Financial Statements for further discussion of our borrowings.

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

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount
December 16, 2003	December 31, 2003	January 29, 2004	$0.42
August 6, 2003	August 18, 2003	October 30, 2003	0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$4.27

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

Related Party Transactions

Prior to election to be regulated as a business development company, we terminated our stock option plan and adopted a restricted stock program under which we issued 1,539,851 shares of restricted common stock to employees and directors. The total number of shares issued for the termination of the option plan was based upon the Black-Scholes option-pricing model and assumptions and approved by our board of directors. See “—Recent Developments” and Note I to Consolidated Financial Statements.

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

Paid-in-Kind Interest

In accordance with GAAP, we include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. However, in certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $27.3 million or 3.9% of our portfolio of investments as of December 31, 2003 and $27.2 million or 4.0% of our portfolio of investments as of December 31, 2002.

PIK related activity for the years ended December 31, 2003 and 2002 was as follows:

	Year Ended December 31,
(in millions)	2003	2002
Beginning PIK loan balance	$27.2	$14.2
PIK interest earned during the period	18.3	16.2
Change in interest receivable on PIK loans	0.1	(0.1)
Principal payments of cash on PIK loans	(7.0)	(3.1)
PIK loans converted to other securities	(10.9)	—
Realized loss	(0.4)	—

Ending PIK loan balance	$27.3	$27.2

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers had been applied first to any PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $6.6 million of payments would have been applied against the December 31, 2003 PIK loan balance of $27.3 million and an additional $6.3 million of payments would have been applied against the December 31, 2002 PIK loan balance of $27.2 million.

As of December 31, 2003, 92.9% of the $27.3 million of PIK loans outstanding have an investment rating of 3 or better and as of December 31, 2002, 87.8% of the $27.2 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $16.4 million and $12.8 million of unearned income as of December 31, 2003 and December 31, 2002, respectively.

Unearned income activity for the years ended December 31, 2003 and 2002 was as follows:

	Year Ended December 31,
	2003			2002
(in millions)	Cash Received	Equity Interest and Future Receivables	Total	Cash Received	Equity Interest and Future Receivables	Total
Beginning unearned income balance	$8.3	$4.5	$12.8	$9.0	$3.1	$12.1
Additional fees	1.8	10.6	12.4	4.1	3.8	7.9
Unearned income recognized	(2.9)	(4.1)	(7.0)	(4.8)	(2.4)	(7.2)
Unearned fees applied against loan balance(a)	(1.6)	(0.2)	(1.8)	—	—	—

Ending unearned income balance	$5.6	$10.8	$16.4	$8.3	$4.5	$12.8

(a)	When a loan is paid off at an amount below our cost basis, we apply any fees received that have not been recognized as income against the outstanding loan amount to reduce the cost basis, which has the effect of reducing any realized loss.

Other Fees

In certain investment transactions, we perform investment banking and other advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

Valuation of Investments

At December 31, 2003, approximately 88% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a) (41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership and corporate governance parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In many cases, our loan agreements also allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer’s business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer’s plan. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, and, where appropriate, as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties equaled $441.8 million at December 31, 2003 and $520.1 million at December 31, 2002. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on our operations or financial position. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Recent Developments

In January of 2004, we entered into a credit and warehouse agreement with UBS AG. This agreement allows us to borrow up to $200 million subject to partial recourse and other covenants and restrictions. This facility provides financing for loans that will collateralize a potential future term securitization. In February of 2004, we amended our revolving credit facility, established through MCG Master Trust. The amendment reduces the total availability under the facility to $130 million, extends the facility’s revolving period to September 2004 with required payments down to $100 million by that date, adds recourse to MCG for payments, and revises certain other provisions of the agreement including reducing the interest rate and adjusting final maturity from June of 2020 to September of 2009.

In the first quarter of 2004; as part of a review of our executive compensation, the compensation committee of our Board of Directors agreed with certain of our executive officers to allow the forfeiture restrictions to lapse with respect to their Tier I and Tier II shares immediately upon full repayment of the partially nonrecourse promissory notes that are secured by the restricted stock. In addition, the compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares through their respective amended and restated restricted stock agreements. The impact of these changes on long-term incentive compensation expense, assuming a market price of our common stock of $20.04 and assuming that all of the executives repay their promissory notes in the first quarter of 2004, would be an increase of up to approximately $6.2 million for the first quarter of 2004 and $5.4 million for the year ending December 31, 2004.

In March of 2004, we acquired the assets of Kagan World Media, a media, communications and entertainment research firm based in Carmel, CA. Kagan publishes analytics in the form of newsletters and databooks and covers valuation, M&A deals, revenue forecasts, cash flow, and subscriber trends in cable, broadcast, home video, motion picture, newspaper and wireless industries. Kagan sponsors conferences, provides appraisals and offers litigation support and expert testimony on valuations to the industries it serves.

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

Because there is generally no established market for which to value our investments, our board of directors’ determination of the value of our investments may differ materially from the values that a ready market or third party would attribute to these investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board. We are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that we believe has decreased in value. Because there is typically no public market for the loans and equity securities of the companies in which we invest, our board will determine the fair value of these loans and equity securities pursuant to our valuation policy. These determinations of fair value necessarily will be somewhat subjective. Accordingly, these values may differ materially from the values that would be determined by a third party or placed on the portfolio if there existed a market for our loans and equity securities.

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

Our customer base is primarily in the communications, information services, media and technology, including software and technology-enabled business services, industry sectors. These customers can experience adverse business conditions or risks related to their industries. See “Business—Market Opportunity” for a discussion of the types of businesses in each sector that we target.

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

Economic downturns or recessions may impair our customers’ ability to repay our loans, harm our operating results and reduce our volume of new loans.

Many of our customers may be susceptible to the economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Economic downturns or recessions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic downturns or recessions could lead to financial losses in our portfolio and a decrease in net income. Unfavorable economic conditions could also lead to a decrease in revenues and assets.

An economic downturn could disproportionately impact the industry sectors in which we concentrate, causing us to be more vulnerable to losses in our portfolio and experience diminished demand for capital in these industry sectors and, consequently, our operating results may be negatively impacted.

At December 31, 2003 and 2002, there were $4.2 million and $21.5 million, respectively, of loans, or approximately 0.6% and 3.1%, respectively, of the investment portfolio, greater than 60 days past due. At December 31, 2003, including $0.1 million of the loans greater than 60 days past due, there were $14.6 million of loans, or approximately 2.1% of the investment portfolio, on non-accrual status. At December 31, 2002, including all $21.5 million of the loans greater than 60 days past due, there were $42.7 million of loans, or approximately 6.2% of the investment portfolio, on non-accrual status. The non-accrual and past due loans primarily represented borrowers in the publishing, telecommunications and paging businesses. Portions of the trade publishing industry which are dependent on financial, technology or telecommunications advertising, experienced sluggish advertising revenue. Certain companies in the telecommunications industry have suffered from competitive pressure from low cost and prepaid cellular calling plans At December 31, 2003, of the $83.1 million of loans to our majority owned companies, $10.5 million were on non-accrual status. At December 31, 2002, of the $26.1 million of loans to our majority owned companies, $10.2 million were on non-accrual status. As of December 31, 2003, of the $18.6 million of loans to controlled companies, $3.9 million were on non-accrual status. At December 31, 2002, all $10.3 million of the loans to our controlled companies were on non-accrual status. As of December 31, 2003, of the $45.6 million of loans to other affiliates, $0.2 million were on non-accrual status. At December 31, 2002, of the $34.3 million of loans to other affiliates, none were on non-accrual status.

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

We elected to be taxed for federal income tax purposes as a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election was effective as of January 1, 2002. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, as well as if we continue to qualify as a business development company, we will qualify to be a regulated investment company and will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a regulated investment company. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income, we generally will be subject to a 4% excise tax. See “Regulation as a Business Development Company” and “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company”.

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

As of December 31, 2003, we had $304.1 million of outstanding borrowings under our securitization facilities. As a result, our current financial structure has a high proportion of debt and our debt service is substantial. As of December 31, 2003, the weighted average annual interest rate on all of our outstanding borrowings was 2.91%. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2003 total assets of at least 1.12%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and we do not hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $152.0 million as of December 31, 2003.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At December 31, 2003, this ratio was approximately 259%.

If we are not able to refinance our debt or able to do so on favorable terms, we would not be able to operate our business in the ordinary course.

Our $130 million revolving credit facility sponsored by Wachovia Bank, National Association is scheduled to terminate on September 30, 2009, or sooner upon repayment of our borrowings thereunder after September 30, 2004. Our $265.2 million securitization facility is scheduled to terminate on February 20, 2013 or sooner upon repayment of our borrowings. Our $200 million secured warehouse facility with an affiliate of UBS AG is scheduled to terminate on September 24, 2004.

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

Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. In addition, if we were forced to immediately liquidate some or all of the investments in our portfolio, the proceeds of such liquidation could be significantly less than the current value of such investments. We may be required to liquidate some or all of our portfolio to meet our debt service obligations or to maintain our qualification as a business development company and as a regulated investment company if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

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

A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. Approximately 84% of the loans in our portfolio, based on amounts outstanding at fair value as of December 31, 2003, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 16% were at fixed rates. From July 1, 2002 to December 31, 2003, three-month LIBOR has declined from 1.86% to 1.15%. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Over 84% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 53% of our loan portfolio has a LIBOR floor, at various levels. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at December 31, 2003 and 2002:

	December 31,
	2003		2002
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$93.0	$—	$50.2	$—
Prime Rate	1.3	—	28.8	—
30-Day LIBOR	20.9	—	39.6	—
60-Day LIBOR	7.4	—	—	—
90-Day LIBOR	481.6	173.1	518.9	240.1
Commercial Paper Rate	—	131.0	—	123.7
Fixed Rate	94.4	—	81.5	—

Total	$698.6	$304.1	$719.0	$363.8

Based on our December 31, 2003 balance sheet, the following table shows the impact of base rate changes in interest rates assuming no changes in our investment and borrowing structure. The impact of an additional 100 basis point increase is different from the first 100 basis point increase due to the imposition of LIBOR floors.

(dollars in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
(100)	$(2.8)	$(3.0)	$0.2
100	$3.1	$3.0	$0.1
200	$7.8	$6.1	$1.7
300	$13.9	$9.1	$4.8

Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this strategy on an ongoing basis.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Auditors	50
Consolidated Balance Sheets as of December 31, 2003 and 2002	51
Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, the one month ended December 31, 2001, and the eleven months ended November 30, 2001	52
Consolidated Statements of Stockholders’ Equity from December 31, 2000 through 2003	53
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, the one month ended December 31, 2001, and the eleven months ended November 30, 2001	54
Consolidated Schedules of Investments as of December 31, 2003	55
Consolidated Schedules of Investments as of December 31, 2002	60
Notes to Consolidated Financial Statements	66

Report of Independent Auditors

Board of Directors and Shareholders

MCG Capital Corporation

We have audited the accompanying consolidated balance sheets of MCG Capital Corporation as of December 31, 2003 and 2002, including the consolidated schedules of investments, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002, the one-month period ended December 31, 2001, and the eleven-month period ended November 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002, the one-month period ended December 31, 2001, and the eleven-month period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A, accounting principles used in the preparation of the consolidated financial statements beginning December 1, 2001 (upon conversion to a business development company under the Investment Company Act of 1940, as amended) are different than those of prior periods and therefore are not directly comparable.

/s/ Ernst & Young LLP

McLean, Virginia

March 10, 2004

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$60,072	$9,389
Cash, securitization accounts	33,434	43,170
Investments at fair value
Commercial loans, (cost of $615,253 and $694,977, respectively)	605,551	668,803
Investments in equity securities, (cost of $112,850 and $37,014, respectively)	93,391	20,067
Unearned income on commercial loans	(16,416)	(12,778)

Total investments	682,526	676,092
Interest receivable	5,717	5,866
Other assets	9,166	10,476

Total assets	$790,915	$744,993

Liabilities
Borrowings	$304,131	$363,838
Interest payable	1,185	1,527
Dividends payable	16,267	13,129
Other liabilities	5,382	5,249

Total liabilities	326,965	383,743

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 100,000 shares, 38,732 issued and outstanding on December 31, 2003 and 31,259 issued and outstanding on December 31, 2002	387	313
Paid-in capital	529,168	419,961
Stockholder loans	(5,293)	(5,513)
Unearned compensation—restricted stock	(4,911)	(8,566)
Distributions in excess of earnings	(26,240)	(1,824)
Net unrealized depreciation on investments	(29,161)	(43,121)

Total stockholders’ equity	463,950	361,250

Total liabilities and stockholders’ equity	$790,915	$744,993

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Post IPO as a Business Development Company			Pre IPO prior to becoming a Business Development Company
	Year Ended December 31,		One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001
	2003	2002
Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$63,624	$65,774	$5,397	$54,662
Affiliate investments (5% to 25% owned)	4,894	3,974	432	5,183
Control investments (more than 25% owned)	3,231	2,651	120	4,187

Total interest and dividend income	71,749	72,399	5,949	64,032
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	4,508	4,534	63	1,757
Affiliate investments (5% to 25% owned)	2,098	—	—	—
Control investments (more than 25% owned)	2,335	—	—	—

Total advisory fees and other income	8,941	4,534	63	1,757

Total operating income	80,690	76,933	6,012	65,789

Operating expenses
Interest expense	10,053	11,157	1,198	24,661
Employee compensation:
Salaries and benefits	9,210	8,082	884	8,038
Long-term incentive compensation	6,347	6,627	4,944	—

Total employee compensation	15,557	14,709	5,828	8,038
General and administrative expense	7,485	6,316	594	4,619

Total operating expenses	33,095	32,182	7,620	37,318

Net operating income (loss) before investment gains and losses/provision for loan losses	47,595	44,751	(1,608)	28,471

Provision for loan losses	—	—	—	(10,275)
Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	(7,616)	(9,617)	—	(635)
Affiliate investments (5% to 25% owned)	(48)	—	—	(1,080)
Control investments (more than 25% owned)	(11,916)	—	—	—

Total net realized gains (losses) on investments	(19,580)	(9,617)	—	(1,715)
Net change in unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	15,444	(9,946)	(1,614)	(1,573)
Affiliate investments (5% to 25% owned)	576	(1,089)	284	—
Control investments (more than 25% owned)	(2,060)	(20,884)	35	(15)

Total net change in unrealized appreciation (depreciation) on investments	13,960	(31,919)	(1,295)	(1,588)

Net investment losses	(5,620)	(41,536)	(1,295)	(3,303)

Income (loss) from operations before income taxes and cumulative effect of accounting change	41,975	3,215	(2,903)	14,893
Income tax expense (benefit)	—	—	(633)	6,114

Income (loss) before cumulative effect of accounting change	41,975	3,215	(2,270)	8,779
Cumulative effect of accounting change, net of taxes of $1,223	—	—	—	1,777
Cumulative effect of conversion to business development company	—	—	(4,472)	—

Net income (loss)/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)	$41,975	$3,215	$(6,742)	$10,556

Income (loss) per common share before cumulative effect of accounting change basic and diluted	$1.28	$0.11	$(0.08)	$0.69
Earnings (loss) per common share basic and diluted	$1.28	$0.11	$(0.25)	$0.83
Cash dividends declared per common share	$1.65	$1.76	$0.86	$—
Weighted average common shares outstanding	32,715	28,539	26,814	12,757
Weighted average common shares outstanding and dilutive common stock equivalents	32,739	28,570	26,814	12,775

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)

	Common stock		Paid-in Capital	Stockholder Loans	Unearned Compensation- Restricted stock	Distributions (in excess of) less than Earnings	Net Unrealized Depreciation on Investments	Cumulative Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2000	12,672	$127	$138,624	$(747)	$—	$20,513	$—	$381	$158,898
Net income (loss)/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						10,556			10,556
Net change in unrealized appreciation (depreciation) on investments, net of income taxes of $518								(761)	(761)

Balance November 30, 2001	12,672	127	138,624	(747)	—	31,069	—	(380)	168,693
Issuance of restricted stock awards	1,615	16	14,811	(5,763)	(14,580)				(5,516)
Issuance of common shares in IPO, net of costs	14,000	140	216,652						216,792
Reclassification to net unrealized depreciation on investments upon conversion to business development company						9,907	(9,907)	380	380
Net income (loss)/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						(5,447)	(1,295)		(6,742)
Dividends declared, $0.86 per share						(22,737)			(22,737)
Amortization/vesting of restricted stock awards					1,503				1,503

Balance December 31, 2001	28,287	283	370,087	(6,510)	(13,077)	12,792	(11,202)	—	352,373
Net income (loss)/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						35,134	(31,919)		3,215
Issuance of common shares, net of costs	3,000	30	50,220						50,250
Dividends declared, $1.76 per share						(49,750)			(49,750)
Dividend reinvestment	20	—	313						313
Amortization of restricted stock awards					3,988				3,988
Reduction in employee loans	(48)	—	(659)	997	523				861

Balance December 31, 2002	31,259	313	419,961	(5,513)	(8,566)	(1,824)	(43,121)	—	361,250
Net income (loss)/Net increase (decrease) in stockholders’ equity resulting from earnings (loss)						28,015	13,960		41,975
Issuance of common shares, net of costs	7,475	74	108,759						108,833
Dividends declared, $1.65 per share						(52,431)			(52,431)
Dividend reinvestment	5	—	77						77
Amortization/vesting of restricted stock awards			506		3,566				4,072
Reduction in employee loans	(7)	—	(135)	220	89				174

Balance December 31, 2003	38,732	$387	$529,168	$(5,293)	$(4,911)	$(26,240)	$(29,161)	$—	$463,950

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Post IPO as a Business Development Company			Pre IPO prior to becoming a Business Development Company
	Year Ended December 31,		One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001
	2003	2002
Operating activities
Net income/ Net increase (decrease) in stockholders’ equity resulting from earnings	$41,975	$3,215	$(6,742)	$10,556
Adjustments to reconcile net income/net increase (decrease) in stockholders’ equity resulting from earnings to net cash provided by operating activities:
Provision for loan losses	—	—	—	10,275
Cumulative effect of accounting change from conversion to business development company	—	—	4,472	—
Depreciation and amortization	584	411	56	523
Amortization of restricted stock awards	4,072	3,988	1,751	—
Amortization of deferred debt issuance costs	1,246	1,984	205	1,860
Net realized losses on investments	19,580	9,617	—	1,715
Net change in unrealized depreciation (appreciation) on investments	(13,960)	31,919	1,295	(1,412)
(Increase) decrease in cash—securitization accounts from interest collections	2,229	(8,214)	(623)	(151)
(Increase) decrease in interest receivable	(1,504)	(167)	628	23
Increase in accrued payment-in-kind interest	(11,296)	(13,001)	(412)	(10,030)
Increase (decrease) in unearned income	(6,317)	(1,725)	(227)	(719)
(Increase) decrease in other assets	847	2,234	3,502	(3,130)
Increase (decrease) in interest payable	(342)	1,119	(794)	(611)
Increase (decrease) in other liabilities	2,413	(256)	(1,187)	3,122

Net cash provided by operating activities	39,527	31,124	1,924	12,021

Investing activities
Originations, draws and advances on loans	(96,602)	(168,277)	(30,149)	(151,420)
Principal payments on loans	142,839	75,478	20,191	37,746
Purchase of equity investments	(45,106)	(5,111)	—	(506)
Proceeds from sales of equity investments	5,870	—		—
Proceeds from the sale of foreclosed property	—	—	—	3,000
Purchase of premises, equipment and software	(1,159)	(780)	(3)	(405)

Net cash provided by (used in) investing activities	5,842	(98,690)	(9,961)	(111,585)

Financing activities
Net proceeds (payments) from borrowings	(58,950)	76,176	(182,515)	111,728
(Increase) decrease in cash—securitization accounts for paydown of principal on debt	6,751	(30,217)	(1,104)	(533)
Payment of financing costs	(3)	(28)	(3,513)	(282)
Issuance of common stock, net of costs	108,910	50,563	216,792	—
Dividends paid	(51,573)	(63,593)	—	—
Repayment (issuance) of loans granted to officers/shareholders	179	790	(5,763)	—

Net cash provided by financing activities	5,314	33,691	23,897	110,913

Increase (decrease) in cash and cash equivalents	50,683	(33,875)	15,860	11,349
Cash and cash equivalents at beginning of period	9,389	43,264	27,404	16,055

Cash and cash equivalents at end of period	$60,072	$9,389	$43,264	$27,404

Supplemental disclosures
Interest paid	$9,149	$8,055	$1,786	$23,413
Income taxes paid (received)	(876)	(2,907)	885	6,036

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31, 2003
				Cost	Fair Value
Non-affiliate investments (less than 5% owned):

21st Century Newspapers, Inc.	Newspaper	Subordinated Debt		$22,266	$22,266
		Common Stock	1.0%	453	667

aaiPharma Inc.	Drugs	Senior Debt		4,875	4,875

The Adrenaline Group, Inc.(8)	Technology	Common Stock	2.7%	—	4

American Consolidated Media Inc.(1)	Newspaper	Senior Debt		19,300	19,300

Auto Europe, LLC	Equipment Leasing	Senior Debt		10,000	10,000

Badoud Enterprises, Inc.(1)	Newspaper	Senior Debt		7,675	7,675

Barcom Electronic Inc.	Security Alarm	Senior Debt		3,393	3,393

Boucher Communications, Inc.(1)	Publishing	Senior Debt Stock Appreciation Rights		1,400 —	1,400 340

Bridgecom Holdings, Inc.(1)(14)	Telecommunications	Senior Debt Warrants to purchase Common Stock	13.0%	22,114 2,122	22,114 4,364

Brookings Newspapers, L.L.C.(1)	Newspaper	Senior Debt		2,700	2,700

Cambridge Information Group, Inc.(1)	Information Services	Senior Debt		15,450	15,450

CCG Consulting, LLC	Business Services	Senior Debt		1,451	1,451
		Warrants to purchase membership interest in LLC	21.5%	—	—

Community Media Group, Inc.(1)	Newspaper	Senior Debt		10,345	10,345

Connective Corp.(8)	Leisure Goods	Common Stock	0.2%	57	25

Creative Loafing, Inc.(1)	Newspaper	Senior Debt		14,050	14,050

Crescent Publishing Company LLC(1)	Newspaper	Senior Debt		14,304	14,304

Cruz Bay Publishing, Inc.(1)	Publishing	Senior Debt		6,200	6,200
		Subordinated Debt		4,035	4,035

Dakota Imaging, Inc.	Technology	Senior Debt		7,062	7,062
		Warrants to purchase Common Stock	9.4%	1,586	1,671

dick clark productions, inc.	Broadcasting	Subordinated Debt		16,479	16,479
		Warrants to purchase Common Stock	5.6%	858	639
		Common Stock	0.4%	150	49

Dowden Health Media, Inc.	Publishing	Senior Debt		700	700

The e-Media Club, LLC(8)	Investment Fund	LLC Interest	0.8%	88	27

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)		December 31, 2003
					Cost	Fair Value
FTI Technologies Holdings, Inc.(1)	Technology	Senior Debt Warrants to purchase Common Stock	4.2%		$22,450 —	$22,450 —

Graycom, LLC(8)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%		71	74

Hometown Telephone, LLC(8)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%		—	—

I-55 Internet Services, Inc.	Telecommunications	Senior Debt			2,301	2,301
		Warrants to purchase Common Stock	7.5%		103	156

IDS Telcom LLC	Telecommunications	Senior Debt			18,823	18,823
		Warrants to purchase membership interest in LLC	27.8%		2,693	3,101

Images.com, Inc.	Information Services	Senior Debt			3,188	1,722

Information Today, Inc.(1)	Information Services	Senior Debt			9,192	9,192

Jeffrey A. Stern(8)	Other	Senior Debt			50	50

The Joseph F. Biddle Publishing Company(1)	Newspaper	Senior Debt			10,305	10,305

Joseph C. Millstone	Telecommunications	Senior Debt			500	500

The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt			10,602	10,602

Manhattan Telecommunications Corporation(1)	Telecommunications	Senior Debt Subordinated Debt Preferred Stock Warrants to purchase Common Stock	100.0 28.0	% %	13,925 12,328 1,800 2,805	13,925 12,328 1,854 4,021

Marketron International, Inc.(6)(8)	Business Services	Warrants to purchase Common Stock	1.5%		—	—

McGinnis-Johnson Consulting, LLC(1)	Newspaper	Subordinated Debt			10,531	10,531

The Meow Mix Company	Food Products	Senior Debt			4,969	4,969

Midwest Towers Partners, LLC(1)	Telecommunications	Senior Debt			17,009	17,009

Miles Media Group, Inc.(1)	Publishing	Senior Debt			7,906	7,906
		Warrants to purchase Common Stock	12.4%		21	21

Minnesota Publishers, Inc.(1)	Newspaper	Senior Debt			14,250	14,250

New Century Companies, Inc.(8)	Industrial Equipment	Common Stock Warrants to purchase Common Stock	2.3 0.4	% %	157 —	144 —

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31, 2003
				Cost	Fair Value
New Vision Broadcasting, LLC(1)	Broadcasting	Senior Debt		$13,367	$13,367

New Wave Communications, LLC(1)	Cable	Senior Debt		8,804	8,804

nii communications, inc.(1)	Telecommunications	Senior Debt		7,353	7,353
		Common Stock	3.0%	400	137
		Warrants to purchase Common Stock	38.5%	1,218	1,501

NOW Communications, Inc.(1)	Telecommunications	Senior Debt Warrants to purchase Common Stock	10.0%	4,783 —	4,125 —

Pacific-Sierra Publishing, Inc.	Newspaper	Senior Debt		25,734	25,734

Powercom Corporation(1)	Telecommunications	Senior Debt		2,160	2,160
		Warrants to purchase Class A Common Stock	18.6%	263	211

R.R. Bowker LLC(1)	Information Services	Senior Debt Warrants to purchase membership interest in LLC	14.0%	9,500 882	9,500 1,434

Robert N. Snyder	Information Services	Senior Debt		1,300	1,300

Stonebridge Press, Inc.(1)	Newspaper	Senior Debt		5,466	5,466

SXC Health Solutions, Inc.(1)(16)	Technology	Senior Debt		7,600	7,600

Talk America Holdings, Inc.(8)	Telecommunications	Common Stock	0.8%	499	2,484
		Warrants to purchase Common Stock	0.8%	25	474

TGI Group, LLC	Information Services	Senior Debt Warrants to purchase membership interest in LLC	5.0%	6,225 126	6,225 —

Tower Resource Management, Inc.	Telecommunications	Senior Debt Warrants to purchase Common Stock	8.9%	1,503 —	1,503 —

VS&A-PBI Holding LLC(8)	Publishing	LLC Interest	0.8%	500	—

Wicks Business Information, LLC	Publishing	Unsecured Note		200	200

Wiesner Publishing Company, LLC(1)	Publishing	Senior Debt Subordinated Debt Warrants to purchase membership interest in LLC	15.0%	5,461 5,623 406	5,461 5,623 398

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)		December 31, 2003
					Cost	Fair Value
WirelessLines II, Inc.	Telecommunications	Senior Debt			$437	$437

Witter Publishing Co., Inc.	Publishing	Senior Debt			2,340	2,340
		Warrants to purchase Common Stock	10.5%		87	78

Wyoming Newspapers, Inc.(1)	Newspaper	Senior Debt			10,378	10,378

Total Non-affiliate investments					477,732	482,112

Affiliate investments(12):

All Island Media, Inc.	Newspaper	Senior Debt			8,000	8,000
		Common Stock	9.1%		500	500

Country Media, Inc.	Newspaper	Senior Debt			7,176	7,176
		Common Stock	6.3%		100	134

Creatas, L.L.C.(1)	Information Services	Senior Debt Investor Class LLC Interest Guaranty ($501)	100.0%		17,735 1,273	17,735 2,951

Executive Enterprise Institute, LLC(8)	Business Services	LLC Interest	10.0%		301	—

Netplexus Corporation(1)(8)	Technology	Senior Debt			1,817	170
		Preferred Stock	51.0%		766	—
		Warrants to purchase Class A Common Stock	4.8%		—	—

Sunshine Media Delaware, LLC(1)	Publishing	Senior Debt Class A LLC Interest	12.8%		12,839 564	12,516 —
		Warrants to purchase Class
		B LLC interest	100.0%		—	—

ViewTrust Technology(8)	Technology	Common Stock	7.5%		1	1

Total Affiliate investments					51,072	49,183

Control investments: Non-majority-owned(11):

ETC Group, LLC(13)	Publishing	Senior Debt			1,200	1,200
		Series A LLC Interest	100.0%		650	650
		Series C LLC Interest	100.0%		100	100

Fawcette Technical Publications Holding(1)	Publishing	Senior Debt Subordinated Debt Series A Preferred Stock Common Stock	100.0 36.0	% %	12,160 3,906 2,569 —	12,160 3,906 718 —

National Systems Integration, Inc.(3)(4)(7)	Security Alarm	Senior Debt Class B-2 Preferred Stock Common Stock	100.0 46.0	% %	500 4,409 —	500 3,833 —

Platinum Wireless, Inc.	Telecommunications	Senior Debt			875	875
		Common Stock	37.0%		4,640	4,519
		Options to purchase Common Stock	1.5%		272	98

Total Control investments: Non-majority-owned					31,281	28,559

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)		December 31, 2003
					Cost	Fair Value
Control investments: Majority-owned(10):

AMI Telecommunications Corporation(1)(8)	Telecommunications	Senior Debt Series A-1 Preferred Stock Series A-2 Preferred Stock Series A-3 Preferred Stock Common Stock	82.3 100.0 37.5 5.1	% % % %	$3,100 700 1,995 1,100 200	$237 — — — —

Biznessonline.com, Inc.(1)	Telecommunications	Senior Debt			18,556	18,556
		Preferred Stock	100.0%		4,864	—
		Common Stock	73.2%		540	—

Copperstate Technologies, Inc.(3)	Security Alarm	Senior Debt Class A Common Stock Class B Common Stock Warrants to purchase Class	93.0 0.1	% %	910 2,000 —	910 2,160 1
		B Common Stock	99.9%		—	1,343

Corporate Legal Times L.L.C.	Publishing	Senior Debt			4,624	4,302
		Subordinated Debt			1,340	—
		LLC Interest	90.6%		313	—

Crystal Media Network, LLC(5)	Broadcasting	LLC Interest	100.0%		6,132	5,149

Interactive Business Solutions, Inc.(4)	Security Alarm	Senior Debt Common Stock	100.0%		75 2,750	75 1,351

Superior Publishing Corporation.(1)(15)	Newspaper	Senior Debt Subordinated Debt Preferred Stock Common Stock	100.0 100.0	% %	20,760 28,000 7,999 1	20,760 28,000 7,999 1

Telecomm North Corp.(14)	Telecommunications	Preferred Stock	100.0%		31,856	31,856
		Common Stock	100.0%		—	—

Telecomm South, LLC(2)(8)	Telecommunications	Senior Debt			3,292	2,210
		LLC Interest	100.0%		10	—

UMAC, Inc.(8)	Publishing	Common Stock	100.0%		10,375	344

Working Mother Media, Inc.(8)	Publishing	Senior Debt Class A Preferred Stock Class B Preferred Stock Class C Preferred Stock Common Stock	98.8 100.0 100.0 51.0	% % % %	8,026 8,497 1 1 1	8,026 5,808 — — —

Total Control investments: Majority-owned					168,018	139,088

Total Investments					728,103	698,942

Unearned income					(16,416)	(16,416)

Total Investments net of unearned income					$711,687	$682,526

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2002

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31, 2002
				Cost	Fair Value
Non-affiliate investments (less than 5% owned):

21st Century Newspapers, Inc.	Newspaper	Subordinated Debt		$20,962	$20,962
		Common Stock	1.0%	452	659

The Adrenaline Group, Inc.(8)	Technology	Common Stock	2.7%	—	12

Amalfi Coast, L.L.C.(1)	Broadcasting	Senior Debt		13,000	13,000

American Consolidated Media Inc.(1)	Newspaper	Senior Debt		20,000	20,000

Badoud Enterprises, Inc.(1)	Newspaper	Senior Debt		9,569	9,569

Barcom Electronic Inc.	Security Alarm	Senior Debt		3,727	3,727

Boucher Communications, Inc.(1)	Publishing	Senior Debt		2,150	2,150
		Stock Appreciation Rights		—	317

Bridgecom Holdings, Inc.(1)	Telecommunications	Senior Debt		21,656	21,656
		Warrants to purchase Common Stock	13.2%	—	228

Brookings Newspapers, L.L.C.(1)	Newspaper	Senior Debt		3,100	3,100

BuyMedia Inc.(6)(8)	Business Services	Warrants to purchase Common Stock	1.5%	—	—

Cambridge Information Group, Inc.(1)	Information Services	Senior Debt		17,971	17,971

Canon Communications LLC and	Publishing	Subordinated Debt		15,551	15,551
Chemical Week Publishing L.LC.(1)

CCG Consulting, LLC	Business Services	Senior Debt		1,416	1,416
		Warrants to purchase membership interest in LLC	13.8%	—	—
		Option to purchase LLC interest	5.5%	—	—

Community Media Group, Inc.(1)	Newspaper	Senior Debt		11,653	11,653

Connective Corp.(8)	Leisure Goods	Common Stock	0.2%	57	5

Costa De Oro Television, Inc.	Broadcasting	Senior Debt		6,500	6,500

Creative Loafing, Inc.(1)	Newspaper	Senior Debt		15,150	15,150

Crescent Publishing Company LLC(1)	Newspaper	Senior Debt		14,223	14,223

Dakota Imaging, Inc.	Technology	Senior Debt		6,639	6,639
		Warrants to purchase Common Stock	9.4%	188	78

dick clark productions, inc.	Broadcasting	Subordinated Debt		15,507	15,507
		Warrants to purchase Common Stock	5.8%	858	823
		Common Stock	0.3%	113	76

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2002

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31, 2002
				Cost	Fair Value
Dowden Health Media, Inc.	Publishing	Senior Debt		$1,100	$1,100

The e-Media Club, LLC(8)	Investment Fund	LLC Interest	0.8%	90	22

Eli Research, Inc.(1)	Information Services	Senior Debt Warrants to purchase		10,013	10,013
		Common Stock	3.0%	—	—

Fawcette Technical Publications Holding(1)	Publishing	Senior Debt		18,700	18,700
		Warrants to purchase Common Stock	38.9%	519	109

FTI Technologies Holdings, Inc.(1)	Technology	Senior Debt		21,150	21,150
		Warrants to purchase Common Stock	4.2%	—	—

I-55 Internet Services, Inc.	Telecommunications	Senior Debt		3,023	3,023
		Warrants to purchase Common Stock	7.5%	—	—

IDS Telcom LLC	Telecommunications	Senior Debt		18,247	18,247
		Warrants to purchase membership interest in LLC	11.0%	375	633

Images.com, Inc.	Information Services	Senior Debt		3,000	2,473

Information Today, Inc.(1)	Information Services	Senior Debt		9,600	9,600

Jeffrey A. Stern(8)	Other	Senior Debt		73	73

JMP Media, L.L.C.(1)	Broadcasting	Senior Debt		13,566	13,566

The Joseph F. Biddle Publishing Company(1)	Newspaper	Senior Debt		11,905	11,905

Joseph C. Millstone	Telecommunications	Senior Debt		500	500

The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt		11,327	11,327

Manhattan Telecommunications Corporation(1)	Telecommunications	Senior Debt Subordinated Debt		24,890 —	24,890 —
		Warrants to purchase Common Stock	17.5%	754	1,155

McGinnis-Johnson Consulting, LLC(1)	Newspaper	Subordinated Debt		9,105	9,105

Midwest Towers Partners, LLC(1)	Telecommunications	Senior Debt		16,962	16,962

Miles Media Group, Inc.(1)	Publishing	Senior Debt		7,821	7,821
		Warrants to purchase Common Stock	12.4%	20	169

Minnesota Publishers, Inc.(1)	Newspaper	Senior Debt		14,250	14,250

Murphy McGinnis Media, Inc.(1)	Newspaper	Senior Debt		20,817	20,817

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2002

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis(9)	December 31, 2002
				Cost	Fair Value
National Systems Integration, Inc.(3)(4)(7)	Security Alarm	Debtor in Possession Financing		$1,067	$1,067
		Senior Debt		8,631	3,355
		Warrants to purchase Common Stock	5.2%	—	—

NBG Radio Network, Inc.(1)(5)	Broadcasting	Senior Debt		6,706	6,131
		Warrants to purchase Common Stock	25.0%	—	—

New Century Companies, Inc.(8)	Industrial Equipment	Common Stock	2.5%	157	175
		Preferred Stock	26.0%		25
		Warrants to purchase Common Stock	0.5%	—	8

New Northwest Broadcasters LLC(1)	Broadcasting	Senior Debt		11,139	11,139

New Vision Broadcasting, LLC(1)	Broadcasting	Senior Debt		27,500	27,500

nii communications, inc.(1)	Telecommunications	Senior Debt		7,007	7,007
		Common Stock	3.1%	400	111
		Warrants to purchase Common Stock	35.3%	1,095	1,068

NOW Communications, Inc.(1)	Telecommunications	Senior Debt		4,446	4,446
		Warrants to purchase Common Stock	10.0%	—	—

Pacific-Sierra Publishing, Inc.	Newspaper	Senior Debt		24,003	24,003

Pfingsten Publishing, LLC(1)	Publishing	Senior Debt		9,400	9,400

Powercom Corporation(1)	Telecommunications	Senior Debt		3,166	3,166
		Warrants to purchase Class A Common Stock	9.6%	139	59

R.R. Bowker LLC(1)	Information Services	Senior Debt		10,625	10,625
		Warrants to purchase membership interest in LLC	14.0%	882	1,138

Rising Tide Holdings LLC(1)(8)	Publishing	Senior Debt		3,085	350
		Warrants to purchase membership interest in LLC	6.5%	—	—

Robert N. Snyder	Information Services	Senior Debt		1,300	1,300

Sabot Publishing, Inc.(1)	Publishing	Senior Debt		10,169	10,169
		Warrants to purchase Common Stock	1.8%	—	34

Stonebridge Press, Inc.(1)	Newspaper	Senior Debt		6,010	6,010

Systems Xcellence USA, Inc.(1)(16)	Technology	Senior Debt		7,600	7,600
		Warrants to purchase Common Stock	3.1%	—	—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2002

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basic(9)	December 31, 2002
				Cost	Fair Value
Talk America Holdings, Inc.(8)	Telecommunications	Common Stock	1.7%	$1,150	$2,568
		Warrants to purchase Common Stock	0.7%	25	178

TGI Group, LLC	Information Services	Senior Debt		6,295	6,295
		Warrants to purchase membership interest in LLC	5.0%	126	—

THE Journal, LLC(8)	Publishing	Senior Debt		3,266	1,631

Tower Resource Management, Inc.	Telecommunications	Senior Debt		2,668	2,668
		Warrants to purchase Common Stock	8.9%	—	—

Unifocus, Inc. and Unifocus LLC(1)	Information Services	Senior Debt		3,605	3,605
		Warrants to purchase Common Stock and LLC interests	20.0%	247	260

VS&A-PBI Holding LLC(1)(8)	Publishing	Senior Debt		12,375	4,474
		LLC Interest	0.8%	500	—

Wiesner Publishing Company, LLC (1)	Publishing	Senior Debt Subordinated Debt Warrants to purchase membership interest		5,500 5,559	5,500 5,559
		in LLC	15.0%	406	468

WirelessLines, Inc.(1)(8)	Telecommunications	Senior Debt		6,150	6,150
		Warrants to purchase Common Stock	5.0%	—	—

Witter Publishing Co., Inc.	Publishing	Senior Debt		2,724	2,724
		Warrants to purchase Common Stock	9.5%	87	160

Wyoming Newspapers, Inc.(1)	Newspaper	Senior Debt		11,916	11,916

Total Non-affiliate investments				625,375	608,624

Affiliate investments(12):

Country Media, Inc.	Newspaper	Senior Debt		7,669	7,669
		Common Stock	6.3%	100	171

Creatas, L.L.C.(1)	Information	Senior Debt		13,120	13,120
	Services	Investor Class LLC Interest	20.0%	100	7

Executive Enterprise Institute, LLC(8)	Business Services	LLC Interest	10.0%	301	—

Netplexus Corporation(1)	Technology	Senior Debt		2,014	995
		Preferred Stock	51.0%	766	—
		Warrants to purchase Class A Common Stock	4.8%	—	—

Sunshine Media Delaware, LLC(1)	Publishing	Senior Debt		12,520	12,520
		Class A LLC Interest	12.8%	500	143
		Warrants to purchase Class B LLC interest	100.0%	—	—

Total Affiliate investments				37,090	34,625

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2002

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basic(9)	December 31, 2002
				Cost	Fair Value
Control investments: Non-majority-owned(11):

AMI Telecommunications	Telecommunications	Senior Debt		$10,637	$5,494
Corporation(1)(8)		Common Stock	5.1%	200	—
		Preferred Stock	37.5%	1,100

Corporate Legal Times L.L.C.(8)	Publishing	Senior Debt		5,578	4,798
		LLC Interest	51.7%	233	—
		Warrants to purchase membership interest in LLC	0.0%	—	—

Total Control investments: Non-majority-owned				17,748	10,292

Control investments: Majority-owned (10):

Biznessonline.com, Inc.(1)	Telecommunications	Senior Debt		14,928	14,784
		Common Stock	3.6%	18	1
		Preferred Stock	100.0%	2,864	—
		Warrants to purchase Common Stock	48.2%	253	—

Copperstate Technologies, Inc.(3)	Security Alarm	Senior Debt		1,015	1,015
		Class A Common Stock	93.0%	2,000	2,000
		Class B Common Stock	100.0%	—	—
		Warrants to purchase Class B Common Stock	100.0%	—	—

Interactive Business Solutions, Inc.(4)	Security Alarm	Senior Debt		75	75
		Common Stock	100.0%	2,750	2,675

Telecomm South, LLC(2)(8)	Telecommunications	Senior Debt		3,695	3,256
		LLC Interest	100.0%	10	—

UMAC, Inc.(8)	Publishing	Common Stock	100.0%	10,611	504

Working Mother Media, Inc.(8)	Publishing	Senior Debt		6,991	6,991
		Class A Preferred Stock	98.5%	6,565	4,028
		Class B Preferred Stock	100.0%	1	—
		Class C Preferred Stock	100.0%	1	—
		Common Stock	51.0%	1	—

Total Control investments: Majority-owned				51,778	35,329

Total Investments				731,991	688,870
Unearned income				(12,778)	(12,778)

Total Investments net of unearned income				$719,213	$676,092

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003 and 2002

(Dollars in thousands)

(1)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(2)	In July 2002, we acquired the assets of ValuePage Holdings, Inc. in satisfaction of debt and transferred them to Telecomm South, LLC, which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(3)	In August 2002, we acquired the Arizona division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Copperstate Technologies, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(4)	In October 2002, we acquired the North Carolina division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Interactive Business Solutions, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(5)	In February 2003, we acquired the assets of NBG Radio Networks, Inc. in satisfaction of debt. The assets are held and operated through a separate portfolio company, Crystal Media Network, LLC, which is a wholly owned indirect subsidiary of MCG Capital Corporation.
(6)	In February 2003, BuyMedia Inc. changed its name to Marketron International, Inc.
(7)	In March 2003, we converted $8,631 of senior debt and $1,262 of debtor in possession financing in Intellisec Holdings, Inc., into preferred and common stock in connection with a plan of reorganization. In March 2003, Intellisec Holdings, Inc. changed its name to National Systems Integration, Inc.
(8)	Non-income producing at the relevant period end.
(9)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company’s most recent public filings with the SEC.
(10)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(11)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(12)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(13)	In July 2003, we acquired the assets of THE Journal LLC in satisfaction of debt and transferred those assets to a wholly owned subsidiary, ETC Group, LLC. In August 2003, we sold 50% of the equity in ETC Group, LLC to third party investors.
(14)	In December 2003, Telecomm North Corp., a wholly-owned subsidiary and portfolio company, entered into an agreement to merge with another of our portfolio companies, Bridgecom Holdings, Inc.
(15)	In December 2003, Superior Publishing Inc., a wholly-owned subsidiary and portfolio company, purchased the stock of one of our portfolio companies, Murphy McGinnis Media, Inc.
(16)	In July 2003, Systems Xcellence USA, Inc. changed its name to SXC Health Solutions, Inc.

See notes to consolidated financial statements

MCG Capital Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note A—Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

MCG Capital Corporation (“MCG” or the “Company” or “Parent” or “we” or “us’ or “our”) is a solutions-focused financial services company that provides financing and advisory services to a variety of companies throughout the United States with a focus on growth oriented companies. Currently, our portfolio consists primarily of companies in the communications, information services, media and technology, including software and technology-enabled business services, industry sectors. Prior to its name change effective June 14, 2001, the Company’s legal name was MCG Credit Corporation. The Company is a non-diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

On December 4, 2001, MCG completed an initial public offering (“IPO”) of 13,375,000 shares of common stock and a concurrent private offering of 625,000 shares of common stock. The Company elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of our corporate income tax return for 2002 which election was effective January 1, 2002. On June 17, 2002, MCG raised $54,000 of gross proceeds in an additional public offering by selling 3,000,000 shares of common stock at an offering price of $18 per share.

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

On March 3, 2004, MCG filed a Form N-2 Registration Statement with the Securities and Exchange Commission (“SEC”) which would allow MCG or certain selling shareholders to offer, from time to time, up to 18,000,000 shares of common stock in one or more offerings.

The accompanying financial statements reflect the consolidated accounts of MCG, including its special purpose financing subsidiaries MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, and MCG Finance IV, LLC with all significant intercompany balances eliminated, and the related consolidated results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

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

In accordance with Generally Accepted Accounting Principles (GAAP), we include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. However, in certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $27,280 million or 3.9% of our portfolio of investments as of December 31, 2003 and $27,246 million or 4.0% of our portfolio of investments as of December 31, 2002.

PIK related activity for the years ended December 31, 2003 and 2002 was as follows:

	Year Ended December 31,
(in millions)	2003	2002
Beginning PIK loan balance	$27,246	$14,245
PIK interest earned during the period	18,340	16,241
Change in interest receivable on PIK loans	67	(96)
Principal payments of cash on PIK loans	(7,044)	(3,144)
PIK loans converted to other securities	(10,924)	—
Realized loss	(405)	—

Ending PIK loan balance	$27,280	$27,246

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our Board of Directors. Fair values are determined using various valuation models which estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in the fair value of these financial instruments are recorded through our statement of operations in unrealized appreciation (depreciation) on investments. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $16,416 and $12,778 of unearned fees as of December 31, 2003 and December 31, 2002, respectively. We recognized $5,656 of these fees in income during 2003 and $5,746 of these fees in income during 2002.

In certain investment transactions, we perform investment banking and other advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

In connection with providing capital to our portfolio companies, we often provide investment banking and other advisory services concurrently with funding. In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The guidance in this issue was effective for revenue arrangements entered into after June 30, 2003. The EITF requires that deliverables be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, when there is objective and reliable evidence of the fair value of the undelivered elements, and if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated amongst the individual units based on their relative fair values. Our accounting policy with respect to revenue recognition for services performed in connection with capital funding activities was consistent with the EITF consensus, therefore, adoption of this EITF consensus did not have an impact on our statement of operations or financial condition.

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

At December 31, 2003, approximately 88% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In many cases, our loan agreements allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer’s business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer’s plan. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our valuation methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment and, where appropriate, our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties of $441,798 at December 31, 2003 and $520,090 at December 31, 2002. Transfers of loans have not met the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

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

Commercial loans

Loan balances include the accretion of contracted PIK interest which represents the portion of contractual interest added to the loan balance and due at the end of the loan term. This PIK receivable totaled $27,280 and $27,246 at December 31, 2003 and 2002, respectively. Net unearned income includes unearned fees net of loan origination costs totaling $16,416 and $12,778 at December 31, 2003 and 2002, respectively. Unearned income net of loan origination costs are amortized over the term of the related loan using the effective interest method for amortizing term loans and the straight-line method for revolving loans, which approximates the effective interest method. In general, our commercial loans are collateralized by all of the tangible and intangible property of our borrowers.

Allowance for loan losses

Prior to conversion to a business development company, an allowance for loan losses was maintained to absorb anticipated future losses, net of recoveries, in the existing loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management maintains a loan risk management system whereby each lending relationship is assigned a credit risk rating. These ratings are continuously evaluated and adjusted to reflect the current credit risk of the borrower. In evaluating the adequacy of the allowance for loan losses, management estimated, based on historical experience, the probability of a default and the amount of loss in the event of default. Management considered the following factors: the condition of the industries and geographic areas experiencing or expected to experience particular economic adversities; trends in delinquencies, bankruptcies and non-performing loans; trends in loan volume and size of credit risks; the degree of risk in the composition of the loan portfolio; current and anticipated economic conditions; credit evaluations; and, underwriting policies. Beginning December 31, 2001, when MCG converted to a business development company, anticipated future loan losses are recognized by recording unrealized depreciation on such asset when such asset is determined to decrease in value. See discussion in the “Valuation of Investments” section above for more detail on the valuation process for loans.

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

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Prior to the business development company conversion, purchased equity investments in non-publicly traded securities where the Company does not exercise significant influence were carried at cost. Losses on these investments were recorded if values were believed to be other than temporarily impaired. An impairment loss of $1,715 was recorded in the period ended November 30, 2001. See discussion in the “Income recognition” section above for the accounting policy for warrants and other equity interests received as part of loan origination activities.

Prior to the business development company conversion, purchased equity investments in non-publicly traded securities where the Company does not exercise significant influence were carried at cost. Equity investments in publicly traded securities where the Company did not exercise significant influence over the issuer of the securities were accounted for as available for sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) and carried at market value. Under SFAS 115, these securities were stated at their fair value, with unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income. As of November 30, 2001, the gross unrealized gains on available for sale securities was $(638), with the gains shown as a separate component of stockholders’ equity, net of taxes.

See discussion in the “Derivative Instruments” section below for the accounting policy for certain warrants during the eleven month period ended November 30, 2001.

Debt issuance costs

Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts, $1,492 at December 31, 2003 and $2,735 at December 31, 2002, net of accumulated amortization, are included in other assets in the consolidated balance sheet and are amortized into the consolidated statement of operations as interest expense ratably over the contractual term of the borrowing on a method that approximates the effective interest method. Accumulated amortization was $9,056 and $7,809 at December 31, 2002 and 2001, respectively.

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

Income taxes

Through December 31, 2001 we were taxed under Subchapter C of the Internal Revenue Code. We elected to be a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election was effective as of January 1, 2002, and provided we continue to qualify as a RIC, our income generally will not be subject to Federal taxation to the extent such income is distributed to stockholders. The Company will be subject to U.S. federal income taxes on pre-January 1, 2012 sales of investments for which the fair value was in excess of our tax basis as of January 1, 2002, which

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

approximated $2,788. Prior to conversion to a business development company, deferred tax assets and liabilities were determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and were measured at the enacted rates that will be in effect when these differences reverse.

Upon conversion to a business development company, all deferred tax assets and liabilities were eliminated, except those related to built-in gains and those that were expected to reverse during the one-month period ended December 31, 2001. As of December 31, 2003, tax assets of $98 represent estimated refunds on prior year payments and on prior year refunds and are included in other assets in the consolidated financial statements. Deferred tax liabilities of $1,049 at December 31, 2003 represent taxes on built-in gains on equity investments and are included in other liabilities in the consolidated financial statements.

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

Segments

The Company lends to and invests in customers in various sectors of the communications, information services, media, and technology, including software and technology-enabled business services, industry sectors. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships have similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

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

At January 1, 2001, the Company held financial instruments in the form of equity warrants that qualified as derivatives under the Statements with an estimated fair value of $3,825 and a book value of $825. The difference between the two amounts, $3,000, was recognized as an asset on January 1, 2001 with the related income reported as a cumulative effect of a change in accounting principle, net of tax. Changes in the fair value of these

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

financial instruments, as well as any other financial instruments entered into which qualify as derivatives under the Statements but do not qualify for hedge accounting, were reflected in the statement of operations for 2001. During the eleven months ended November 30, 2001, the fair value of financial instruments that qualify as derivatives under the Statements decreased by $1,588 and is reflected on the statement of operations under the caption “Investment gains (losses)—unrealized.”

Upon conversion to a business development company, all investments, including all derivative investments, are carried at fair value.

Goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Amortization of goodwill totaled $27 and $284 for the one-month ended December 31, 2001 and the eleven months ended November 30, 2001, respectively. If goodwill amortization expense had not been recorded, MCG’s net income would have increased by $16 and $167 for the one-month period ended December 31, 2001 and the eleven-month period ended November 30, 2001, respectively. Basic and diluted earnings (loss) per share would have remained at $(0.25) for the one-month period ended December 31, 2001 and increased to $0.84 for the eleven-month period ended November 30, 2001. Effective January 1, 2002, the Company adopted the provisions of FAS 142 and ceased amortization of goodwill. The adoption of FAS 142 did not have a material impact on the Company’s financial position or results of operations. In accordance with FAS 142, the Company has tested its intangible assets with indefinite lives for impairment and determined that there was no impairment. As of December 31, 2003, the balance of goodwill was $3,850 and is included in Other assets on the Consolidated Balance Sheets. The amount of amortization that would have been recorded had we not adopted FAS 142 would have been $323 for each of the years ended December 31, 2003 and 2002.

Reclassifications

Certain prior period information has been reclassified to conform to current year presentation.

Note B—Investments

At December 31, 2003 and 2002, investments consisted of the following:

	2003		2002
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$615,253	$605,551	$694,977	$668,803
Investments in equity securities	112,850	93,391	37,014	20,067
Unearned income	(16,416)	(16,416)	(12,778)	(12,778)

Total	$711,687	$682,526	$719,213	$676,092

MCG’s customer base includes primarily small- and medium-sized private companies in the communications, information services, media and technology, including software and technology-enabled business services, industry sectors. The proceeds of the loans to these companies are generally used for buyouts,

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

growth, acquisitions, liquidity, refinancings and restructurings. In addition, we have occasionally made loans to individuals who are principals in these companies where the proceeds are used for or in connection with the operations or capitalization of such companies. Our debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 4% to 14%, a portion of which may be deferred. At December 31, 2003, approximately 84% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 16% were at fixed rates. In addition, approximately 53% of the loan portfolio has floors of between 1.25% and 3% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

At December 31, 2003, approximately 54% of MCG’s loans had detachable warrants or an option to purchase warrants, stock appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. In lieu of cash for loan origination fees, MCG received warrants valued at $11,283 and $2,369 for the year ended December 31, 2003 and 2002, respectively. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. In some cases, some or all of the deferred interest on loans may be used to pay the exercise price on the warrants or option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow us, under certain circumstances, to require the portfolio company to register the underlying securities with the SEC after the portfolio company’s initial public offering. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

The composition of MCG’s investments as of December 31, 2003 and 2002 at cost and fair value was as follows excluding unearned income:

	2003		2002
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Senior Debt	$510,545	70.1%	$628,293	85.8%
Subordinated Debt	104,708	14.4%	66,684	9.1%
Equity	99,312	13.6%	31,040	4.3%
Warrants to Acquire Equity	13,538	1.9%	5,974	0.8%
Equity Appreciation Rights	—	0.0%	—	0.0%

Total	$728,103	100.0%	$731,991	100.0%

	2003		2002
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$502,183	71.9%	$602,119	87.4%
Subordinated Debt	103,368	14.7%	66,684	9.7%
Equity	73,467	10.5%	13,182	1.9%
Warrants to Acquire Equity	19,584	2.8%	6,568	1.0%
Equity Appreciation Rights	340	0.1%	317	0.0%

Total	$698,942	100.0%	$688,870	100.0%

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Set forth below are tables showing the composition of MCG’s portfolio by industry sector (excluding unearned income) at cost and fair value as of December 31, 2003 and 2002:

	2003		2002
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Media
Newspaper	$250,895	34.5%	$212,211	29.0%
Publishing	102,045	14.0	141,933	19.4
Broadcasting	45,790	6.3	94,889	13.0
Communications	201,272	27.6	165,623	22.6
Information Services	64,871	8.9	76,884	10.5
Technology	41,282	5.7	38,357	5.2
Other	21,948	3.0	2,094	0.3

Total	$728,103	100.0%	$731,991	100.0%

	2003		2002
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$251,143	35.9%	$212,489	30.8%
Publishing	84,432	12.1	115,370	16.7
Broadcasting	44,487	6.4	94,242	13.7
Communications	192,872	27.5	152,164	22.1
Information Services	65,509	9.4	76,407	11.1
Technology	38,958	5.6	36,474	5.3
Other	21,541	3.1	1,724	0.3

Total	$698,942	100.0%	$688,870	100.0%

MCG recorded charge-offs of $14,840 against the allowance for loan losses prior to the conversion to a business development company. The following is a summary of changes in the allowance for loan losses:

For periods ended	November 30, 2001
Balance at December 31, 2000	$10,084
Provision for loan losses	10,275
Charge-offs	(14,840)

Balance at November 30, 2001	$5,519

At December 31, 2003, there were $4,175 of loans greater than 60 days past due and $14,617 of loans on non-accrual status. At December 31, 2002, there were $21,527 of loans greater than 60 days past due and $42,703 of loans on non-accrual status. At December 31, 2001, there were $8,630 of loans greater than 60 days past due and $157 of loans on non-accrual status.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note C—Borrowings

As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200,000 of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). As of December 31, 2003, $130,991 of the Series 2000-1 Notes were outstanding with one investor and as of December 31, 2002, $123,718 were outstanding with one investor. As of December 31, 2003 and December 31, 2002, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25,000 as part of the $200,000 total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Revolving Credit Facility was secured by $194,308 of commercial loans as of December 31, 2003 and $224,620 of commercial loans as of December 31, 2002. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $30,000 (subject to increase upon occurrence of an event of default) prior to July 8, 2002 and $75,000 as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. The Series 2000-1 Notes bear interest based on a commercial paper rate plus 3.0% and interest is payable monthly.

On February 12, 2004, we entered into an agreement with Wachovia to amend the revolving credit facility that we had established through MCG Master Trust. The amendment to the revolving credit facility, among other things, provides for the following:

•	a decrease in our borrowing capacity from $200.0 million to $130.0 million, which will further be reduced to $115.0 million on June 30, 2004 and to $100.0 million by September 30, 2004;

•	an extension of the revolving period to September 30, 2004;

•	permits recourse to MCG Capital Corporation itself in the event that the interest and principal payments from the loans we transferred to MCG Master Trust in connection with the revolving credit facility are insufficient to repay the outstanding amount due under the revolving credit facility;

•	eliminates a requirement relating to loan charge-offs at the servicer level that we were previously required to seek a waiver from in February 2003;

•	changes the date on which the holder of the notes issued by MCG Master Trust receives final payment on such notes from June 2020 to September 2009; and

•	reduces the interest rate payable under the revolving credit facility from the commercial paper rate plus 3.0% to LIBOR plus 1.5%.

As discussed above, there are certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

event of default. In February 2003, we amended the Revolving Credit Facility agreements. Prior to the February 2003 amendment, the Revolving Credit Facility required us among other things to maintain an average trailing twelve-month portfolio charged-off ratio (as defined in the Revolving Credit Facility agreements) of 3% or less. The amendment increased this ratio to 7% for any date prior to and including June 30, 2003 and decreased this ratio to 3% thereafter. This amendment also included a waiver with respect to the applicability of the charged-off ratio for periods prior to February 2003. Additionally, this amendment required us to increase the amount of collateral held by the noteholders by pledging the MCG Commercial Loan Trust 2001-1 Class C Notes, which we own. As noted above, on February 12, 2004, the requirement relating to loan charge-offs was eliminated.

On January 29, 2004, we entered into a secured warehouse credit facility with an affiliate of UBS AG. We will use the warehouse credit facility to fund our originations of loans to and investments in medium-sized private companies. The warehouse credit facility operates much like a revolving credit facility that is secured by the loans and investments. The warehouse credit facility has a borrowing capacity of $200.0 million, and loans and investments may be sold into the credit facility on a daily basis. When we have generated $200.0 million loans and investments under the warehouse credit facility, we will use a special purpose entity to securitize such loans and investments. The lender has agreed to act as the exclusive structurer and underwriter or placement agent in connection with any such securitization transaction. The warehouse credit facility is cancelable by the lender for cause at any time and has an expiration term of September 24, 2004. The warehouse credit facility is a short-term commitment of capital. If we are unable to consummate the securitization transaction or otherwise arrange for new financing on terms acceptable to us, we will have to curtail our loan origination activities.

On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets, totaling $247,490 as of December 31, 2003 and $295,470 as of December 31, 2002. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

Our $130 million revolving credit facility sponsored by Wachovia is scheduled to terminate on September 30, 2004. Our $265.2 million securitization facility is scheduled to terminate on February 20, 2013 or sooner upon repayment of our borrowings. Our $200 million secured warehouse facility with an affiliate of UBS AG is scheduled to terminate on September 24, 2004

Borrowing repayments based on the contractual principal collections of the loans which comprise the collateral would be:

2004	$100,587
2005	68,471
2006	86,812
2007	34,449
2008	13,812

Total	$304,131

Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

The Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of December 31, 2003, $173,140 of the Series

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

2001-1 Notes were outstanding, of which $137,777 were Class A Notes and $35,363 were Class B Notes. As of December 31, 2002, $240,120 of the Series 2001-1 Notes were outstanding, of which $204,757 were Class A Notes and $35,363 were Class B Notes. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Outstandings under the Revolving Credit Facility and the Trust Notes as of December 31, 2003 and 2002 by interest rate benchmark were as follows:

	2003	2002
90-day LIBOR (Trust Notes)	$173,140	$240,120
Commercial Paper Rate (Revolving Credit Facility)	130,991	123,718

	$304,131	$363,838

The following is a summary of the borrowings for the years ended December 31, 2003, 2002 and 2001:

(dollars in thousands)	Maximum Outstanding	Average Outstanding	Weighted Average Interest Rate	Interest Rate at Period-End
For December 31, 2003 and the year then ended
Trust Notes	$240,120	$192,616	2.1%	2.0%
Revolving Credit Facility	148,325	137,182	3.4	4.3
Swingline Notes	—	—	—	—

For December 31, 2002 and the year then ended
Trust Notes	265,223	251,957	2.6	2.6
Revolving Credit Facility	124,126	73,539	3.3	2.8
Swingline Notes	22,900	773	2.8	—

For December 31, 2001 and the year then ended
Trust Notes	265,223	3,633	2.7	2.7
Revolving Credit Facility	126,800	92,275	5.2	4.9
Swingline Notes	21,200	480	4.5	—

Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans the Company may leverage as collateral, the unused amount under the Revolving Credit Facility totaled $69,009 and $76,282 at December 31, 2003 and December 31, 2002, respectively.

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

The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount
December 16, 2003	December 31, 2003	January 29, 2004	$0.42
August 6, 2003	August 18, 2003	October 30, 2003	0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$4.27

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

MCG has one class of common stock and one class of preferred stock authorized. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, to establish the number of shares to be included in each such series, and to fix the designations, voting powers, preferences, and rights of the shares of each such series, and any qualifications, limitations or restrictions thereof subject to the 1940 Act.

Note E—Employee Benefit Plans

MCG sponsors a contributory savings plan and profit-sharing plan. MCG’s savings plan allows all full-time and part-time employees who work at least one thousand hours per year to participate beginning on the first day

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

of the calendar quarter following an employee’s date of hire. MCG matches a portion of the contribution made by employees, which is based upon a percent of defined compensation, to the savings plan. The profit sharing plan allows participation by eligible employees who are on the payroll on the last day of the fiscal year for which the award is granted. Expenses related to the contributory savings plan were $138, $140, $19, and $133 for the periods ended December 31, 2003, 2002 and 2001, and November 30, 2001, respectively. Expenses related to the profit sharing plan were $330, $327, $72, and $222 for the periods ended December 31, 2003, 2002 and 2001, and November 30, 2001, respectively.

During 2000, MCG created a deferred compensation plan for key executives that would allow eligible employees to defer a portion of their salary and bonuses to an unfunded deferred compensation plan managed by MCG. Contributions to the plan earn interest at a rate of 2.00% over MCG’s internal cost of funds rate, as defined by the plan. The plan was effective January 1, 2001. There were $97, $98 and $346 of contributions to the plan during the years ended December 31, 2003, 2002 and 2001, respectively.

Note F—Income Taxes

Through December 31, 2001 the Company was taxed under Subchapter C of the Internal Revenue Code. Effective January 1, 2002 the Company elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. Our taxable income therefore generally will not be subject to Federal taxation to the extent such taxable income is distributed to stockholders and we meet certain minimum dividend distribution and other requirements.

Deferred income taxes prior to conversion to a business development company reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes subsequent to conversion to a business development company reflect taxes on built-in gains on equity investments, which amounted to $1,049 and $1,085 at December 31, 2003 and 2002, respectively.

The following reconciles net income to taxable income for periods after January 1, 2002:

	Year ended December 31,
	2003	2002
Net Income	41,975	3,215
Net change in unrealized (appreciation) depreciation on investments not taxable	(13,960)	31,919
Long term incentive compensation not deductible for tax	6,347	6,627
Interest income on nonaccrual loans that is taxable	2,262	4,371
Dividends to employees treated as compensation	(1,131)	(1,233)
Amortization of Goodwill not allowed by GAAP	(361)	(361)
Other, net	(3)	29

Taxable Income before deductions for distributions	35,129	44,567

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2003 and 2002 were taxable as follows (unaudited):

	2003		2002
Dividends declared during the year	$1.65		$1.76
Dividends declared in 2002 but treated as taxable in 2003 as required by the Internal Revenue Code	$0.18		$(0.18)
Dividends declared in 2003 but treated as taxable in 2004 as required by the Internal Revenue Code	$(0.42)		—
Dividends declared in 2001 to distribute E&P that were paid and taxable in 2002	—		$0.86

Dividends paid for tax purposes	$1.41		$2.44

Ordinary income (a)	$1.03	72.8%	$2.44	100.0%
Capital gains (a)	$0.13	9.5%	—	—
Non-taxable (b)	$0.25	17.7%	—	—

Total reported on tax form 1099-DIV(c)	$1.41	100.0%	$2.44	100.0%

(a)	For 2003, ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and capital gains are reported on Form 1099-DIV in various sub-categories which have differing tax treatments to shareholders. Those subcategories have not been shown here.
(b)	Non-taxable refers to those amounts reported as nontaxable distributions on Form 1099-DIV.
(c)	Distributions for 2002 include both the distribution of our taxable earnings and profits as required for companies who convert from subchapter C corporations to subchapter M corporations as well as the distribution of our taxable income for 2002. In addition, the 2002 distributions include $0.24 per share of the $0.42 per share paid on January 30, 2003 as required by the Internal Revenue Code.

Differences between income tax expense (benefit) and the amount computed by applying statutory income tax rates for periods prior to January 1, 2002 are summarized as follows:

	One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001
Amounts at statutory federal rates	$(1,016)	$5,213
Effect of:
State taxes, net of federal benefit	(176)	901
Book expenses not deductible as a business development company	559	—

Income tax expense (benefit)	$(633)	$6,114

Taxes currently (receivable) payable	$(138)	$158
Deferred income taxes	(495)	5,956

Income tax expense (benefit)	$(633)	$6,114

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

The components of income tax expense (benefit) for periods prior to January 1, 2002 are as follows:

	One Month Ended December 31, 2001		Eleven Months Ended November 30, 2001
	Current	Deferred	Current	Deferred
Federal	$(118)	$(422)	$135	$5,077
State	(20)	(73)	23	879

	$(138)	$(495)	$158	$5,956

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

The balance of unused commitments to extend credit was $24,385 and $14,764 at December 31, 2003 and 2002, respectively. The estimated fair value of these commitments reflects the amount MCG would have to pay a counterparty to assume these obligations and was $122 and $74 at December 31, 2003 and 2002, respectively. These amounts were estimated as the amount of fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties.

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

Certain premises are leased under agreements which expire at various dates through 2013. Total rent expense amounted to $1,414, $756, $61, and $602 during the year ended December 31, 2003 and 2002, one month ended December 31, 2001, and eleven months ended November 30, 2001, respectively.

Future minimum rental commitments as of December 31, 2003 for all non-cancelable operating leases with initial or remaining terms of one year or more were as follows:

2004	$1,256
2005	1,294
2006	1,327
2007	1,280
2008 and thereafter	7,236

Total	$12,393

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

Note I—Employee Stock Plans

In June 1998, MCG authorized a stock-based compensation plan (the “1998 Plan”). Since the exercise prices for the stock options were at least equal to the fair value of the stock on the date of grant, no compensation expense has been recognized for the 1998 Plan. If compensation expense for the 1998 Plan had been determined based on the fair value at the grant date, consistent with the method in SFAS No. 123, on a pro forma basis, MCG’s net income would have been unchanged for the years ended December 31, 2003, 2002 and 2001. Basic and diluted earnings per share would have been unchanged at $1.28 for the year ended December 31, 2003, unchanged at $0.11 for the year ended December 31, 2002 and unchanged at $0.27 for the year ended December 31, 2001.

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

A summary of the Company’s stock option activity and related information for all stock option plans for the eleven-month period ended November 30, 2001 is as follows:

	Eleven-month period ended November 30, 2001
	Shares	Weighted-average Exercise Price
Outstanding, beginning of period	1,894,406	$24.96
Granted	51,500	$15.00
Exercised	—	—
Expired/Cancelled	(1,945,906)	$24.70
Outstanding, end of period	—	—

Options exercisable at period-end	—	—

Weighted-average fair value of options granted during the period		$5.56

The fair value of the options granted was determined using a minimum value calculation for non-public companies assuming an expected life of ten years, a fair value of the stock equal to the exercise price, dividend yield of 0%, and a weighted average risk-free rate of 4.63% for 2001.

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

With respect to the 1,539,851 shares of restricted common stock granted to employees and directors in 2001, the following table sets forth the shares subject to forfeiture provisions, shares for which forfeiture provisions have lapsed and shares that have been forfeited:

	2003	2002
Shares subject to forfeiture provisions	970,145	1,192,689
Shares not subject to forfeiture provisions	528,804	311,514
Shares forfeited	40,902	35,648

	1,539,851	1,539,851

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

For the restricted common stock for which no return-based criteria apply, compensation expense, equal to the value of the shares at the grant date, is being recorded over the term of the forfeiture provisions. In addition, dividends on all shares that serve as collateral for the notes described above will be recorded as compensation expense until such time as the loans are repaid or the shares are released as collateral. For the years ended December 31, 2003 and 2002 and the one-month period ended December 31, 2001, MCG recognized $6,347, $6,627 and $3,340, respectively, in compensation expense for restricted stock and dividends, including those shares granted to directors. Compensation expense of $275 was recognized in 2003 on restricted common stock with forfeiture conditions related to total return to stockholders. No such compensation expense was recognized in 2002 or 2001.

Subsequent to December 31, 2003, we revised the restricted stock awards for certain of our executives. See Note M – Subsequent Events for a discussion of this matter.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note J—Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended December 31, 2002, December 31, 2001, November 30, 2001, and December 31, 2000:

	Post IPO as a Business Development Company			Pre IPO prior to becoming a Business Development Company
	Year Ended December 31,		One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001
(in thousands, except per share amounts)	2003	2002
Basic
Net increase (decrease) in stockholders’ equity resulting from earnings/ net income (loss)	$41,975	$3,215	$(6,742)	$10,556
Weighted average common shares outstanding	32,715	28,539	26,814	12,757
Earnings (loss) per common share-basic	$1.28	$0.11	$(0.25)	$0.83
Diluted
Net increase (decrease) in stockholders’ equity resulting from earnings/ net income (loss)	$41,975	$3,215	$(6,742)	$10,556
Weighted average common shares outstanding	32,715	28,539	26,814	12,757
Dilutive effect of stock options and restricted stock on which forfeiture provisions have not lapsed	24	31	—	18

Weighted average common shares and common stock equivalents	32,739	28,570	26,814	12,775
Earnings (loss) per common share-diluted	$1.28	$0.11	$(0.25)	$0.83

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

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note K—Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the twelve quarters ended with the quarter ended December 31, 2003. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2003
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Operating income	$18,539	$19,636	$19,904	$22,611
Net operating income before investment gains and losses/provision for loan losses	10,946	11,684	11,740	13,225
Income from operations	8,897	8,989	9,913	14,176
Net increase in stockholders’ equity resulting from earnings	8,897	8,989	9,913	14,176
Income from operations per common share—basic and diluted	$0.30	$0.30	$0.30	$0.38
Earnings per common share—basic and diluted	$0.30	$0.30	$0.30	$0.38

	2002
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Operating income	$17,054	$19,433	$20,138	$20,308
Net operating income before investment gains and losses/provision for loan losses	9,955	11,450	11,653	11,693
Income (loss) from operations	3,721	9,426	(3,461)	(6,471)
Net increase (decrease) in stockholders’ equity resulting from earnings (loss)	3,721	9,426	(3,461)	(6,471)
Income (loss) from operations per common share—basic and diluted	$0.14	$0.34	$(0.12)	$(0.22)
Earnings (loss) per common share—basic and diluted	$0.14	$0.34	$(0.12)	$(0.22)

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note L—Financial Highlights

Following is a schedule of financial highlights for the years ended December 31, 2003, 2002 and one month ended December 31, 2001:

	Year Ended December 31,		One Month Ended December 31, 2001
	2003	2002
Per Share Data:
Net asset value at beginning of period(1)	$11.56	$12.46	$13.31
Net operating income before investment gains and losses(2)	1.45	1.57	(0.06)
Realized losses on investments(2)	(0.60)	(0.34)	—
Increase in unrealized appreciation (depreciation) on investments(2)	0.43	(1.12)	(0.05)
Cumulative effect of conversions to a BDC	—	—	(0.16)
Tax benefit	—	—	0.02

Net increase in stockholders’ equity resulting from earnings	1.28	0.11	(0.25)

Dividends declared	(1.65)	(1.76)	(0.86)
Antidilutive effect of stock offering on distributions	0.23	0.08	—
Antidilutive effect of distributions recorded as compensation expense(2)	0.06	0.09	0.06

Net decrease in stockholders’ equity resulting from distributions	(1.36)	(1.59)	(0.80)

Net increase in shareholders’ equity resulting from reduction in employee loans	0.01	0.03	—
Issuance of shares	3.06	4.29	2.18
Dilutive effect of share issuance and unvested restricted stock	(2.68)	(3.88)	(1.04)
Dilutive effect of issuance of restricted stock awards	—	—	(1.00)
Net increase in shareholders’ equity from restricted stock amortization(2)	0.11	0.14	0.06

Net increase in stockholders’ equity relating to share issuances	0.50	0.58	0.20

Net asset value at end of period(1)	$11.98	$11.56	$12.46

Per share market value at end of period	$19.59	$10.77	$17.80
Total return(3)	97.21%	-27.13%	4.71%
Shares outstanding at end of period	38,732	31,259	28,287
Ratio/Supplemental Data:
Net assets at end of period	$463,950	$361,250	$352,373
Ratio of operating expenses to average net assets (annualized)	8.31%	8.56%	2.13%
Ratio of net operating income to average net assets (annualized)	11.95%	11.91%	-0.45%

(1)	Based on total shares outstanding.
(2)	Based on average shares outstanding.
(3)	The 2001 dividend represents a distribution of the Company’s accumulated earnings and profits from the period since inception through December 31, 2001. This dividend was required for the Company to qualify as a regulated investment company effective January 1, 2002.
(3)	For 2003, total return equals the increase of the ending market value over the December 31, 2002 price of $10.77 per share plus dividends paid ($1.65 per share), divided by the beginning price. For 2002, total return equals the decrease of the ending market value over the December 31, 2001 price of $17.80 per share plus dividends paid ($2.20 per share), divided by the beginning price. For 2001, total return equals the increase of the ending market value over the initial public offering price, divided by the initial offering price. Total return is not annualized.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note M—Subsequent Events

In January of 2004, we entered into a credit and warehouse agreement with UBS AG. This agreement allows us to borrow up to $200 million subject to partial recourse and other covenants and restrictions. This facility provides financing for loans that will collateralize a potential future term securitization. In February of 2004, we agreed to amend our revolving credit facility, established through MCG Master Trust. The amendment reduces the total availability under the facility to $130 million, extends the facility’s revolving period to September 2004 with required payments down to $100 million by that date, adds recourse to MCG for payments, and revises certain other provisions of the agreement including reducing the interest rate and adjusting final maturity from June of 2020 to September of 2009.

On February 12, 2004, we entered into an agreement with Wachovia to amend the revolving credit facility that we had established through MCG Master Trust. The amendment to the revolving credit facility, among other things, provides for the following:

•	a decrease in our borrowing capacity from $200.0 million to $130.0 million, which will further be reduced to $115.0 million on June 30, 2004 and to $100.0 million by September 30, 2004;

•	an extension of the revolving period to September 30, 2004;

•	permits recourse to MCG Capital Corporation itself in the event that the interest and principal payments from the loans we transferred to MCG Master Trust in connection with the revolving credit facility are insufficient to repay the outstanding amount due under the revolving credit facility;

•	eliminates a requirement relating to loan charge-offs at the servicer level that we were previously required to seek a waiver from in February 2003;

•	changes the date on which the holder of the notes issued by MCG Master Trust receives final payment on such notes from June 2020 to September 2009; and

•	reduces the interest rate payable under the revolving credit facility from the commercial paper rate plus 3.0% to LIBOR plus 1.5%.

In the first quarter of 2004, as part of a review of our executive compensation, the compensation committee of our Board of Directors agreed with certain of our executive officers to allow the forfeiture restrictions to lapse with respect to their Tier I and Tier II shares immediately upon full repayment of the partially nonrecourse promissory notes that are secured by the restricted stock. In addition, the compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares through their respective amended and restated restricted stock agreements. The impact of these changes on long-term incentive compensation expense, assuming a market price of our common stock of $20.04 and assuming that all of the executives repay their promissory notes in the first quarter of 2004, would be an increase of up to approximately $6.2 million for the first quarter of 2004 and $5.4 million for the year ending December 31, 2004.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a.    Controls and Procedures

(a)	As of the end of the year covered by this Annual Report on Form 10-K, MCG carried out an evaluation, under the supervision and with the participation of MCG’s management, including MCG’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of MCG’s disclosure controls and procedures (as defined in Rule 13a-15(c) of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer have concluded that MCG’s current disclosure controls and procedures are effective in timely alerting them of material information relating to MCG that is required to be disclosed in MCG’s SEC filings.

(b)	There have not been any significant changes in the internal controls of MCG or other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information with respect to our executive officers is contained under the captions “Proposal I : Election of Directors”, “—Section 16(a) Beneficial Ownership Reporting Compliance” “—Committees of the Boards of Directors” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http://www.mcgcapital.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics in a Form 8-K.

Item 11.    Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Proposal I : Election of Directors—Compensation of Executive Officers and Directors” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Upon our election to be regulated as a business development company, the Company terminated its stock option plan and the option grants made thereunder and issued 1,539,851 shares of its common stock, which are restricted, to its employees and directors under its restricted stock plan. 339,144 shares of the restricted stock were purchased by certain executive officers and employees at a per share price of $17.00. As of December 31, 2003, 970,144 shares of the restricted stock were subject to various time and performance based forfeiture provisions. There are no additional shares available for issuance under our restricted stock plan. See Note I to our Notes to Consolidated Financial Statements for a further discussion of our restricted stock plan. For purposes of calculating earnings per common share, certain shares of restricted common stock are not included. See Note J to our Notes to Consolidated Financial Statements for a further discussion.

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

Item 13.    Certain Relationships and Related Transactions

The information with respect to certain relationships and related transactions is contained under the caption “Proposal I : Election of Directors—Certain Relationships and Transactions” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

Item 14.    Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Audit Committee Report” and “Proposal II : Ratification of Selection of Independent Auditors” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference to this item.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	The following financial statements are filed herewith
		Report of Independent Auditors	48
		Consolidated Balance Sheets as of December 31, 2003 and 2002	49
		Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, one month ended December 31, 2001, and eleven months ended November 30, 2001	50
		Consolidated Statements of Stockholders’ Equity from December 31, 2000 through 2003	51
		Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, one month ended December 31, 2001, and eleven months ended November 30, 2001	52
		Consolidated Schedule of Investments as of December 31, 2003	53
		Consolidated Schedule of Investments as of December 31, 2002
		Notes to Consolidated Financial Statements	61
	2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
	3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

3.2	Amended and Restated Bylaws

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

10.29

Amended and Restated Restricted Stock Agreement between the Company and Bryan J. Mitchell, dated March 1, 2004 (Incorporated by reference to Exhibit 99.i.27 to MCG Capital’s registration statement on Form N-2 filed with the Commission on March 3, 2004 [File No. 333-113236]

10.30

Restricted Stock Agreement between the Company and Robert J. Merrick, dated November 28, 2001 (Incorporated by reference to Exhibit 10.30 filed with MCG Capital’s Form 10-K for year ended December 31, 2001).

10.31

Amended and Restated Restricted Stock Agreement between the Company and B. Hagen Saville, dated March 1, 2004 (Incorporated by reference to Exhibit 99.i.29 to MCG Capital’s registration statement on Form N-2 filed with the Commission on March 3, 2004 [File No. 333-113236]).

10.32

Amended and Restated Restricted Stock Agreement between the Company and Steven F. Tunney, dated March 1, 2004 (Incorporated by reference to Exhibit 99.i.28 to MCG Capital’s registration statement on Form N-2 filed with the Commission on March 3, 2004 [File No. 333-113236]).

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

Exhibit Number	Description of Document

10.53

Letter Agreement, dated as of January 27, 2003, by and among MCG Master Trust, MCG Capital Corporation, Variable Funding Capital Corporation and Wachovia Securities, Inc. regarding waiver of covenant under Note Purchase Agreement, dated June 1, 2000 (as amended), by and among MCG Master Trust, MCG Capital Corporation, Variable Funding Capital Corporation and Wachovia Securities, Inc.

10.54

Letter Agreement, dated as of February 14, 2003, by and among MCG Master Trust, MCG Capital Corporation, Variable Funding Capital Corporation and Wachovia Securities, Inc. regarding waiver of covenant under Note Purchase Agreement, dated June 1, 2000 (as amended), by and among MCG Master Trust, MCG Capital Corporation, Variable Funding Capital Corporation and Wachovia Securities, Inc.

10.55	Amendment No. 4 to Series 2000-1 Term Supplement, dated February 14, 2003, between MCG Master Trust and Wells Fargo Bank Minnesota, National Association.

10.56

Omnibus Amendment No. 2, dated as of February 12, 2004, among MCG Capital Corporation, MCG Finance II, LLC, MCG Master Trust, Wells Fargo Bank, National Association (successor by merger to Norwest Bank Minnesota, National Association), Wilmington Trust Company, Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, and Wachovia Bank, National Association (Incorporated by reference to Exhibit 99.f.26 to MCG Capital’s registration statement on Form N-2 filed with the Commission on March 3, 2004 [File No. 333-113236]).

10.57

MCG Capital Corporation Swingline Note issued to Wachovia Bank, National Association (formerly First Union National Bank), dated as of February 12, 2004 (Incorporated by reference to Exhibit 99.f.27 to MCG Capital’s registration statement on Form N-2 filed with the Commission on March 3, 2004 [File No. 333-113236]).

10.58

MCG Master Trust Class A Note issued to Wachovia Bank, National Association, dated as of February 12, 2004 (Incorporated by reference to Exhibit 99.f.28 to MCG Capital’s registration statement on Form N-2 filed with the Commission on March 3, 2004 [File No. 333-113236]).

10.59

MCG Master Trust Class B Note issued to MCG Finance Corporation II, dated as of February 12, 2004 (Incorporated by reference to Exhibit 99.f.29 to MCG Capital’s registration statement on Form N-2 filed with the Commission on March 3, 2004 [File No. 333-113236]).

10.60

Credit and Warehouse Agreement, dated as of January 29, 2004, among UBS AG, Stamford Branch, MCG Commercial Loan Trust 2003-1 and MCG Capital Corporation (Incorporated by reference to Exhibit 99.f.30 to MCG Capital’s registration statement on Form N-2 filed with the Commission on March 3, 2004 [File No. 333-113236]).

10.61

Form of Amended and Restated Restricted Stock Agreement for senior management (Incorporated by reference to Exhibit 99.i.26 to MCG Capital’s registration statement on Form N-2 filed with the Commission on March 3, 2004 [File No. 333-113236]).

10.62++	Amended and Restated Credit and Warehouse Agreement, date as of March 11, 2004, among USB AG, Stamford Branch, MCG Commercial Loan Trust 2003-1 and MCG Capital Corporation.

10.63++

Pledge, Security and Custody Agreement by and among MCG Commercial Loan Trust 2003-1, MCG Finance IV, LLC, MCG Capital Corporation, UBS AG, Stamford Branch, and Wells Fargo Bank, National Association, dated as of March 11, 2004.

10.64++	Master Conveyance Assignment, dated as of March 11, 2004 among MCG Capital Corporation, MCG Finance IV, LLC, and MCG Commercial Loan Trust 2003-1.

11	Statement regarding computation of per share earnings is included in Note J to the Company’s Notes to the Consolidated Financial Statements.

21++	Subsidiaries of the Company and jurisdiction of incorporation/organization.

Exhibit Number	Description of Document

31.1++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2++	Certification of President and Chief Operating Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3++	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1++	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2++	Certification of President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3++	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

++	Filed Herewith

(b)	Reports on Form 8-K.

On November 5, 2003, we filed a current report on Form 8-K, pursuant to Item 12 reporting the issuance of a press release, announcing our financial results for the three and nine months ended September 30, 2003.

On February 12, 2004, we filed a current report on Form 8-K, pursuant to Item 12 reporting the issuance of a press release, announcing our financial results for the three months and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

Signature	Title	Date

/s/ BRYAN J. MITCHELL Bryan J. Mitchell	Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ STEVEN F. TUNNEY Steven F. Tunney	Director, President and Chief Operating Officer	March 12, 2004

/s/ JANET C. PERLOWSKI Janet C. Perlowski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ WALLACE B. MILLNER Wallace B. Millner	Chairman of the Board and Director	March 12, 2004

/s/ NORMAN W. ALPERT Norman W. Alpert	Director	March 12, 2004

/s/ JOSEPH H. GLEBERMAN Joseph H. Gleberman	Director	March 12, 2004

/s/ JEFFREY M. BUCHER Jeffrey M. Bucher	Director	March 12, 2004

/s/ KENNETH J. O’KEEFE Kenneth J. O’Keefe	Director	March 12, 2004

/s/ ROBERT J. MERRICK Robert J. Merrick	Director	March 12, 2004

/s/ MICHAEL A. PRUZAN Michael A. Pruzan	Director	March 12, 2004