Form 10-Q
period 2004-03-31
MCG CAPITAL CORP
filed 2004-05-10
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 6, 2004 was 38,734,329.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

PART I.    FINANCIAL INFORMATION

In this Quarterly Report, the “Company”, “MCG”, “we”, “us” and “our” refer to MCG Capital Corporation and its wholly owned consolidated subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

Selected Financial Data

The following table sets forth selected financial data from our unaudited financial statements. The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements (unaudited) and notes thereto included in this Quarterly Report.

	Three Months Ended March 31,
(dollars in thousands except per share amounts and statistical data)	2004	2003
Income Statement Data:
Operating income	$22,205	$18,539
Net operating income before investment gains and losses	9,841	10,946
Net income	2,097	8,897

Per Common Share Data:
Earnings per common share basic and diluted	0.06	0.30
Net operating income before investment gains and losses per common share basic and diluted	0.26	0.36
Net asset value per common share (a)	11.76	11.49
Cash dividends declared per common share	0.42	0.40

Selected Period-End Balances:
Total investment portfolio	$684,573	$648,422
Total assets	767,499	731,581
Borrowings	289,235	354,908

Other Data (at period-end):
Number of portfolio companies	83	77
Number of employees	88	56

(a)	Based on common shares outstanding at period-end.

Item 1.    Financial Statements (unaudited)

MCG Capital Corporation

Consolidated Balance Sheets (unaudited)

(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003

Assets
Cash and cash equivalents	$37,862	$60,072
Cash, securitization accounts	24,757	33,434
Investments at fair value
Commercial loans (cost of $618,059 and $615,253, respectively)	605,046	605,551
Investments in equity securities (cost of $120,313 and $112,850, respectively)	94,517	93,391
Unearned income on commercial loans	(14,990)	(16,416)

Total investments	684,573	682,526
Interest receivable	6,168	5,717
Other assets	14,139	9,166

Total assets	$767,499	$790,915

Liabilities
Borrowings	$289,235	$304,131
Interest payable	887	1,185
Dividends payable	16,268	16,267
Other liabilities	5,612	5,382

Total liabilities	312,002	326,965

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 100,000 shares, 38,733 issued and outstanding on March 31, 2004 and 38,732 issued and outstanding on December 31, 2003	387	387
Paid-in capital	540,766	529,168
Stockholder loans	(5,153)	(5,293)
Unearned compensation—restricted stock	(11,504)	(4,911)
Distributions in excess of earnings	(30,190)	(26,240)
Net unrealized depreciation on investments	(38,809)	(29,161)

Total stockholders’ equity	455,497	463,950

Total liabilities and stockholders’ equity	$767,499	$790,915

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,

	2004	2003

Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$12,320	$16,325
Affiliate investments (5% to 25% owned)	885	955
Control investments (more than 25% owned)	5,284	548

Total interest and dividend income	18,489	17,828
Advisory fees and other income
Non-affiliate investments (less than 5% owned) and other income	1,619	711
Control investments (more than 25% owned)	2,097	—

Total advisory fees and other income	3,716	711

Total operating income	22,205	18,539

Operating expenses
Interest expense	2,103	2,447
Employee compensation:
Salaries and benefits	2,885	1,884
Long-term incentive compensation	5,551	1,526

Total employee compensation	8,436	3,410
General and administrative expense	1,825	1,736

Total operating expenses	12,364	7,593

Net operating income before investment gains and losses	9,841	10,946

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	1,904	(8,299)
Control investments (more than 25% owned)	—	(11,397)

Total net realized gains (losses) on investments	1,904	(19,696)
Net change in unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	(3,493)	15,079
Affiliate investments (5% to 25% owned)	(1,420)	174
Control investments (more than 25% owned)	(4,735)	2,394

Total net change in unrealized appreciation (depreciation) on investments	(9,648)	17,647

Net investment losses	(7,744)	(2,049)

Net income	$2,097	$8,897

Earnings per common share basic and diluted	$0.06	$0.30
Cash dividends declared per common share	$0.42	$0.40
Weighted average common shares outstanding	37,823	30,067
Weighted average common shares outstanding and dilutive common stock equivalents	37,928	30,067

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)

	Common stock		Paid-in Capital	Stock- holder Loans	Unearned Compen- sation— Restricted stock	Distributions (in excess of) less than earnings	Net Unrealized Depreciation on Investments	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2002	31,259	$313	$419,961	$(5,513)	$(8,566)	$(1,824)	$(43,121)	$361,250
Net income (loss)						(8,750)	17,647	8,897
Dividends declared, $0.40 per share						(11,936)		(11,936)
Amortization of restricted stock awards					958			958
Reduction in employee loans				15				15

Balance March 31, 2003	31,259	$313	$419,961	$(5,498)	$(7,608)	$(22,510)	$(25,474)	$359,184

Balance December 31, 2003	38,732	$387	$529,168	$(5,293)	$(4,911)	$(26,240)	$(29,161)	$463,950
Net income (loss)						11,745	(9,648)	2,097
Dividends declared, $0.42 per share						(15,695)		(15,695)
Dividend reinvestment	1	—	28					28
Amortization of restricted stock awards					4,977			4,977
Vesting of restricted stock awards			11,570		(11,570)			—
Reduction in employee loans				140				140

Balance March 31, 2004	38,733	$387	$540,766	$(5,153)	$(11,504)	$(30,190)	$(38,809)	$455,497

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003

Operating activities
Net income	$2,097	$8,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	130
Amortization of restricted stock awards	4,977	958
Amortization of deferred debt issuance costs	337	349
Net realized (gains) losses on investments	(1,904)	19,696
Net change in unrealized depreciation (appreciation) on investments	9,648	(17,647)
Decrease in cash—securitization accounts from interest collections	1,201	3,351
Increase in interest receivable	(97)	(1,054)
(Increase) decrease in accrued payment-in-kind interest and dividends	3,373	(4,108)
Decrease in unearned income	(2,008)	(1,192)
(Increase) decrease in other assets	(4,127)	397
Decrease in interest payable	(298)	(341)
Increase (decrease) in other liabilities	803	(881)

Net cash provided by operating activities	14,193	8,555

Investing activities
Originations, draws and advances on loans	(58,763)	(1,494)
Principal payments on loans	50,090	35,952
Purchase of equity investments	(7,261)	(3,167)
Proceeds from sales of equity investments	4,281	—
Purchase of premises, equipment and software	(186)	(419)

Net cash (used in) provided by investing activities	(11,839)	30,872

Financing activities
Net payments on borrowings	(14,851)	(8,674)
Decrease in cash—securitization accounts for paydown of principal on debt	7,431	10,576
Payment of financing costs	(1,045)	—
Dividends paid	(16,267)	(13,129)
Issuance of common stock, net of costs	28	—
Repayment of loans granted to officers/shareholders	140	15

Net cash used in financing activities	(24,564)	(11,212)

(Decrease) increase in cash and cash equivalents	(22,210)	28,215
Cash and cash equivalents at beginning of period	60,072	9,389

Cash and cash equivalents at end of period	$37,862	$37,604

Supplemental disclosures
Interest paid	$2,064	$2,440
Income taxes paid	2	4

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	March 31, 2004
				Cost	Fair Value

Non-affiliate investments (less than 5% owned):

21st Century Newspapers, Inc.	Newspaper	Subordinated Debt		$22,604	$22,604
		Common Stock	1.4%	696	903

The Adrenaline Group, Inc. (8)	Technology	Common Stock	2.7%	—	4

American Consolidated Media Inc. (1)	Newspaper	Senior Debt		19,125	19,125

Auto Europe, LLC	Equipment Leasing	Senior Debt		9,525	9,525

Badoud Enterprises, Inc. (1)	Newspaper	Senior Debt		7,500	7,500

Boucher Communications, Inc. (1)	Publishing	Senior Debt		1,100	1,100
		Stock Appreciation Rights		—	365

Builders First Source, Inc.	Building & Development	Senior Debt		5,000	5,069

Cambridge Information Group, Inc. (1)	Information Services	Senior Debt		14,088	14,088

CCG Consulting, LLC	Business Services	Senior Debt		1,443	1,443
		Warrants to purchase membership interest in LLC	19.9%	—	—

Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt		2,000	2,030

Community Media Group, Inc. (1)	Newspaper	Senior Debt		10,345	10,345

Connective Corp. (8)	Leisure Goods	Common Stock	0.1%	57	36

Creative Loafing, Inc. (1)	Newspaper	Senior Debt		13,650	13,650

Crescent Publishing Company LLC (1)	Newspaper	Senior Debt		13,771	13,771

Cruz Bay Publishing, Inc. (1)	Publishing	Senior Debt		6,247	6,247
		Subordinated Debt		9,739	9,739

Dakota Imaging, Inc.	Technology	Senior Debt		6,640	6,640
		Warrants to purchase Common Stock	9.4%	1,586	1,917

dick clark productions, inc.	Broadcasting	Subordinated Debt		16,777	16,777
		Warrants to purchase Common Stock	5.6%	858	725
		Common Stock	0.4%	150	55

Dowden Health Media, Inc.	Publishing	Senior Debt		600	600

The e-Media Club, LLC (8)	Investment Fund	LLC Interest	0.8%	88	27

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

March 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	March 31, 2004
				Cost	Fair Value

FTI Technologies Holdings,	Technology	Senior Debt		$22,125	$18,000
Inc. (1)		Warrants to purchase Common Stock	4.2%	—	—

Graycom, LLC (8)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	71	83

Hometown Telephone, LLC (8)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	—	—

I-55 Internet Services, Inc.	Telecommunications	Senior Debt		2,388	2,388
		Warrants to purchase Common Stock	20.0%	366	423

IDS Telcom LLC	Telecommunications	Senior Debt		18,823	18,823
		Warrants to purchase membership interest in LLC	27.8%	2,693	3,310

Images.com, Inc.	Information Services	Senior Debt		3,237	2,996

Information Today, Inc. (1)	Information Services	Senior Debt		8,792	8,792

Jeffrey A. Stern (8)	Other	Senior Debt		45	45

The Joseph F. Biddle Publishing Company (1)	Newspaper	Senior Debt		9,905	9,905

Joseph C. Millstone	Telecommunications	Senior Debt		500	500

Knowledge Learning Corporation	Healthcare	Senior Debt		7,377	7,537

The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt		10,602	10,602

Manhattan Telecommunications	Telecommunications	Senior Debt		13,925	13,925
Corporation (1)		Subordinated Debt		12,328	12,328
		Preferred Stock	100.0%	1,854	1,908
		Warrants to purchase Common Stock	28.0%	2,805	4,214

McGinnis-Johnson Consulting, LLC (1)	Newspaper	Unsecured Note		1,000	1,000

MedAssets, Inc.	Healthcare	Senior Debt		5,000	5,013
		Subordinated Debt		2,500	2,519

The Meow Mix Company	Food Products	Senior Debt		4,938	4,981

Midwest Towers Partners, LLC (1)	Telecommunications	Senior Debt		17,009	17,009

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

March 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	March 31, 2004
				Cost	Fair Value

Miles Media Group, Inc. (1)	Publishing	Senior Debt		$7,929	$7,929
		Warrants to purchase Common Stock	12.3%	21	89

Minnesota Publishers, Inc. (1)	Newspaper	Senior Debt		14,250	14,250

MultiPlan, Inc.	Insurance	Senior Debt		5,000	5,063

NALCO Company	Ecological Services	Senior Debt		4,872	5,043

New Century Companies, Inc. (8)	Industrial	Common Stock	2.3%	157	64
	Equipment	Warrants to purchase Common Stock	0.4%	—	—

New Vision Broadcasting, LLC (1)	Broadcasting	Senior Debt		16,033	16,033

New Wave Communications, LLC (1)	Cable	Senior Debt		8,848	8,848

nii communications, inc. (1)	Telecommunications	Senior Debt		7,445	7,445
		Common Stock	3.0%	400	154
		Warrants to purchase Common Stock	38.6%	1,218	1,696

Powercom Corporation (1)	Telecommunications	Senior Debt		2,144	2,144
		Warrants to purchase Class A Common Stock	20.0%	278	187

R.R. Bowker LLC (1)	Information Services	Senior Debt		9,125	9,125
		Warrants to purchase membership interest in LLC	14.0%	882	1,676

Robert N. Snyder	Information Services	Senior Debt		1,300	1,300

Sheridan Healthcare, Inc.	Healthcare	Senior Debt		3,000	3,034

Solo Cup Company	Containers & Glass	Senior Debt		3,500	3,563

Stonebridge Press, Inc. (1)	Newspaper	Senior Debt		5,335	5,335

SXC Health Solutions, Inc. (1) (16)	Technology	Senior Debt		7,600	7,600

Talk America Holdings, Inc. (8)	Telecommunications	Common Stock	0.8%	499	1,783
		Warrants to purchase Common Stock	0.7%	25	312

TGI Group, LLC	Information Services	Senior Debt		6,272	6,272
		Warrants to purchase membership interest in LLC	5.0%	126	14

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

March 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	March 31, 2004
				Cost	Fair Value

Tower Resource Management, Inc.	Telecommunications	Senior Debt		$1,267	$1,267
		Warrants to purchase Common Stock	8.9%	—	—

VS&A-PBI Holding LLC (8)	Publishing	LLC Interest	0.8%	500	—

Wicks Business Information, LLC	Publishing	Unsecured Note		200	200

Wiesner Publishing Company,	Publishing	Senior Debt		5,365	5,365
LLC (1)		Subordinated Debt		5,532	5,532
		Warrants to purchase membership interest in LLC	15.0%	406	365

WirelessLines II, Inc.	Telecommunications	Senior Debt		409	409

Witter Publishing Co., Inc.	Publishing	Senior Debt		2,413	2,413
		Warrants to purchase Common Stock	12.9%	87	101

Wyoming Newspapers, Inc. (1)	Newspapers	Senior Debt		15,000	15,000

Total Non-affiliate investments				449,310	450,197

Affiliate investments (12):

All Island Media, Inc.	Newspaper	Senior Debt		7,700	7,700
		Common Stock	9.1%	500	500

Country Media, Inc.	Newspaper	Senior Debt		7,176	7,176
		Common Stock	6.3%	100	135

Executive Enterprise Institute, LLC (8)	Business Services	LLC Interest	10.0%	301	—

Netplexus Corporation (1) (8)	Technology	Senior Debt		1,817	170
		Preferred Stock	51.0%	766	—
		Warrants to purchase Class A Common Stock	4.8%	—	—

Sunshine Media Delaware, LLC (1)	Publishing	Senior Debt		12,933	11,186
		Class A LLC Interest	12.8%	564	—
		Warrants to purchase Class B LLC interest	100.0%	—	—

ViewTrust Technology (8)	Technology	Common Stock	7.5%	1	4

Total Affiliate investments				31,858	26,871

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

March 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	March 31, 2004
				Cost	Fair Value

Control investments: Non-majority-owned (11):

Creatas, L.L.C. (1)	Information Services	Senior Debt		$17,904	$17,904
		Investor Class LLC Interest Guaranty ($501)	100.0%	1,273	3,184

ETC Group, LLC (13)	Publishing	Senior Debt		1,200	1,200
		Series A LLC Interest	100.0%	650	2
		Series C LLC Interest	100.0%	100	—

Fawcette Technical	Publishing	Senior Debt		12,240	12,240
Publications Holding (1)		Subordinated Debt		3,937	3,937
		Series A Preferred Stock	100.0%	2,569	1,195
		Common Stock	36.0%	—	—

National Systems Integration,	Security Alarm	Senior Debt		575	575
Inc. (3) (4) (7)		Class B-2 Preferred Stock	100.0%	4,409	2,578
		Common Stock	46.0%	—	—

Platinum Wireless, Inc.	Telecommunications	Senior Debt		875	875
		Common Stock	37.0%	4,640	4,646
		Options to purchase Common Stock	1.5%	272	104

Total Control investments: Non-majority-owned				50,644	48,440

Control investments: Majority-owned (10):

AMI Telecommunications	Telecommunications	Senior Debt		3,100	247
Corporation (1) (8)		Series A-1 Preferred Stock	82.3%	700	—
		Series A-2 Preferred Stock	100.0%	1,995	—
		Series A-3 Preferred Stock	37.5%	1,100	—
		Common Stock	5.1%	200	—

Bridgecom Holdings,	Telecommunications	Senior Debt		22,114	22,114
Inc. (1) (14)		Preferred Stock	100.0%	37,511	37,511
		Common Stock	100.0%	—	—

ClearTel Communications,	Telecommunications	Senior Debt		22,000	22,000
Inc. (1) (17)		Subordinated Debt		5,498	5,498
		Preferred Stock	100.0%	4,864	—
		Common Stock	100.0%	540	—
		Guaranty ($200)

Copperstate Technologies,	Security Alarm	Senior Debt		985	985
Inc. (3)		Class A Common Stock	93.0%	2,000	1,274
		Class B Common Stock	0.0%	—	—
		Warrants to purchase Class B Common Stock	97.3%	—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

March 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	March 31, 2004
				Cost	Fair Value

Corporate Legal Times	Publishing	Senior Debt		$4,626	$4,429
L.L.C.		Subordinated Debt		1,338	—
		LLC Interest	90.6%	313	—

Crystal Media Network, LLC (5)	Broadcasting	LLC Interest	100.0%	6,132	5,149

Daily Telegram Holdings,	Newspaper	Senior Debt		6,605	6,605
LLC (1)		LLC Interest	100.0%	1,461	1,496

Interactive Business	Security Alarm	Senior Debt		75	75
Solutions, Inc. (4)		Common Stock	100.0%	2,750	717

Superior Publishing	Newspaper	Senior Debt		20,760	20,760
Corporation. (1) (15)		Subordinated Debt		20,405	20,405
		Preferred Stock	100.0%	7,999	8,242
		Common Stock	100.0%	1	53

Telecomm South, LLC (2) (8)	Telecommunications	Senior Debt		3,183	1,653
		LLC Interest	100.0%	11	—

UMAC, Inc. (8)	Publishing	Common Stock	100.0%	10,268	285

Working Mother Media,	Publishing	Senior Debt		7,526	7,526
Inc. (8)		Class A Preferred Stock	99.1%	10,497	7,031
		Class B Preferred Stock	100.0%	1	—
		Class C Preferred Stock	100.0%	1	—
		Common Stock	51.0%	1	—
		Guaranty ($1,429)

Total Control investments: Majority-owned				206,560	174,055

Total Investments				738,372	699,563
Unearned income				(14,990)	(14,990)

Total Investments net of unearned income				$723,382	$684,573

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
				Cost	Fair Value

Non-affiliate investments (less than 5% owned):

21st Century Newspapers, Inc.	Newspaper	Subordinated Debt		$22,266	$22,266
		Common Stock	1.0%	453	667

aaiPharma Inc.	Drugs	Senior Debt		4,875	4,875

The Adrenaline Group, Inc. (8)	Technology	Common Stock	2.7%	—	4

American Consolidated Media Inc. (1)	Newspaper	Senior Debt		19,300	19,300

Auto Europe, LLC	Equipment Leasing	Senior Debt		10,000	10,000

Badoud Enterprises, Inc. (1)	Newspaper	Senior Debt		7,675	7,675

Barcom Electronic Inc.	Security Alarm	Senior Debt		3,393	3,393

Boucher Communications,	Publishing	Senior Debt		1,400	1,400
Inc. (1)		Stock Appreciation Rights		—	340

Bridgecom Holdings,	Telecommunications	Senior Debt		22,114	22,114
Inc. (1) (14)		Warrants to purchase Common Stock	13.0%	2,122	4,364

Brookings Newspapers, L.L.C. (1)	Newspaper	Senior Debt		2,700	2,700

Cambridge Information Group, Inc. (1)	Information Services	Senior Debt		15,450	15,450

CCG Consulting, LLC	Business Services	Senior Debt		1,451	1,451
		Warrants to purchase membership interest in LLC	21.5%	—	—

Community Media Group, Inc. (1)	Newspaper	Senior Debt		10,345	10,345

Connective Corp. (8)	Leisure Goods	Common Stock	0.2%	57	25

Creative Loafing, Inc. (1)	Newspaper	Senior Debt		14,050	14,050

Crescent Publishing Company LLC (1)	Newspaper	Senior Debt		14,304	14,304

Cruz Bay Publishing, Inc. (1)	Publishing	Senior Debt		6,200	6,200
		Subordinated Debt		4,035	4,035

Dakota Imaging, Inc.	Technology	Senior Debt		7,062	7,062
		Warrants to purchase Common Stock	9.4%	1,586	1,671

dick clark productions, inc.	Broadcasting	Subordinated Debt		16,479	16,479
		Warrants to purchase Common Stock	5.6%	858	639
		Common Stock	0.4%	150	49

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
				Cost	Fair Value

Dowden Health Media, Inc.	Publishing	Senior Debt		$700	$700

The e-Media Club, LLC (8)	Investment Fund	LLC Interest	0.8%	88	27

FTI Technologies Holdings,	Technology	Senior Debt		22,450	22,450
Inc. (1)		Warrants to purchase Common Stock	4.2%	—	—

Graycom, LLC (8)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	71	74

Hometown Telephone, LLC (8)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	—	—

I-55 Internet Services, Inc.	Telecommunications	Senior Debt		2,301	2,301
		Warrants to purchase Common Stock	7.5%	103	156

IDS Telcom LLC	Telecommunications	Senior Debt		18,823	18,823
		Warrants to purchase membership interest in LLC	27.8%	2,693	3,101

Images.com, Inc.	Information Services	Senior Debt		3,188	1,722

Information Today, Inc. (1)	Information Services	Senior Debt		9,192	9,192

Jeffrey A. Stern (8)	Other	Senior Debt		50	50

The Joseph F. Biddle Publishing Company (1)	Newspaper	Senior Debt		10,305	10,305

Joseph C. Millstone	Telecommunications	Senior Debt		500	500

The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt		10,602	10,602

Manhattan Telecommunications	Telecommunications	Senior Debt		13,925	13,925
Corporation (1)		Subordinated Debt		12,328	12,328
		Preferred Stock	100.0%	1,800	1,854
		Warrants to purchase Common Stock	28.0%	2,805	4,021

Marketron International, Inc. (6) (8)	Business Services	Warrants to purchase Common Stock	1.5%	—	—

McGinnis-Johnson Consulting, LLC (1)	Newspaper	Subordinated Debt		10,531	10,531

The Meow Mix Company	Food Products	Senior Debt		4,969	4,969

Midwest Towers Partners, LLC (1)	Telecommunications	Senior Debt		17,009	17,009

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
				Cost	Fair Value

Miles Media Group, Inc. (1)	Publishing	Senior Debt		$7,906	$7,906
		Warrants to purchase Common Stock	12.4%	21	21

Minnesota Publishers, Inc. (1)	Newspaper	Senior Debt		14,250	14,250

New Century Companies, Inc. (8)	Industrial	Common Stock	2.3%	157	144
	Equipment	Warrants to purchase Common Stock	0.4%	—	—

New Vision Broadcasting, LLC (1)	Broadcasting	Senior Debt		13,367	13,367

New Wave Communications, LLC (1)	Cable	Senior Debt		8,804	8,804

nii communications, inc. (1)	Telecommunications	Senior Debt		7,353	7,353
		Common Stock	3.0%	400	137
		Warrants to purchase Common Stock	38.5%	1,218	1,501

NOW Communications, Inc. (1)	Telecommunications	Senior Debt		4,783	4,125
		Warrants to purchase Common Stock	10.0%	—	—

Pacific-Sierra Publishing, Inc.	Newspaper	Senior Debt		25,734	25,734

Powercom Corporation (1)	Telecommunications	Senior Debt		2,160	2,160
		Warrants to purchase Class A Common Stock	18.6%	263	211

R.R. Bowker LLC (1)	Information Services	Senior Debt		9,500	9,500
		Warrants to purchase membership interest in LLC	14.0%	882	1,434

Robert N. Snyder	Information Services	Senior Debt		1,300	1,300

Stonebridge Press, Inc. (1)	Newspaper	Senior Debt		5,466	5,466

SXC Health Solutions, Inc. (1) (16)	Technology	Senior Debt		7,600	7,600

Talk America Holdings, Inc. (8)	Telecommunications	Common Stock	0.8%	499	2,484
		Warrants to purchase Common Stock	0.8%	25	474

TGI Group, LLC	Information Services	Senior Debt		6,225	6,225
		Warrants to purchase membership interest in LLC	5.0%	126	—

Tower Resource Management, Inc.	Telecommunications	Senior Debt		1,503	1,503
		Warrants to purchase Common Stock	8.9%	—	—

VS&A-PBI Holding LLC (8)	Publishing	LLC Interest	0.8%	500	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
				Cost	Fair Value

Wicks Business Information, LLC	Publishing	Unsecured Note		$200	$200

Wiesner Publishing Company,	Publishing	Senior Debt		5,461	5,461
LLC (1)		Subordinated Debt		5,623	5,623
		Warrants to purchase membership interest in LLC	15.0%	406	398

WirelessLines II, Inc.	Telecommunications	Senior Debt		437	437

Witter Publishing Co., Inc.	Publishing	Senior Debt		2,340	2,340
		Warrants to purchase Common Stock	10.5%	87	78

Wyoming Newspapers, Inc. (1)	Newspaper	Senior Debt		10,378	10,378

Total Non-affiliate investments				477,732	482,112

Affiliate investments (12):

All Island Media, Inc.	Newspaper	Senior Debt		8,000	8,000
		Common Stock	9.1%	500	500

Country Media, Inc.	Newspaper	Senior Debt		7,176	7,176
		Common Stock	6.3%	100	134

Creatas, L.L.C. (1)	Information Services	Senior Debt		17,735	17,735
		Investor Class LLC Interest Guaranty ($501)	100.0%	1,273	2,951

Executive Enterprise Institute, LLC (8)	Business Services	LLC Interest	10.0%	301	—

Netplexus Corporation (1) (8)	Technology	Senior Debt		1,817	170
		Preferred Stock	51.0%	766	—
		Warrants to purchase Class A Common Stock	4.8%	—	—

Sunshine Media Delaware,	Publishing	Senior Debt		12,839	12,516
LLC (1)		Class A LLC Interest	12.8%	564	—
		Warrants to purchase Class B LLC interest	100.0%	—	—

ViewTrust Technology (8)	Technology	Common Stock	7.5%	1	1

Total Affiliate investments				51,072	49,183

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
				Cost	Fair Value

Control investments: Non-majority-owned (11):

ETC Group, LLC (13)	Publishing	Senior Debt		$1,200	$1,200
		Series A LLC Interest	100.0%	650	650
		Series C LLC Interest	100.0%	100	100

Fawcette Technical Publications	Publishing	Senior Debt		12,160	12,160
Holding (1)		Subordinated Debt		3,906	3,906
		Series A Preferred Stock	100.0%	2,569	718
		Common Stock	36.0%	—	—

National Systems Integration,	Security Alarm	Senior Debt		500	500
Inc. (3) (4) (7)		Class B-2 Preferred Stock	100.0%	4,409	3,833
		Common Stock	46.0%	—	—

Platinum Wireless, Inc.	Telecommunications	Senior Debt		875	875
		Common Stock	37.0%	4,640	4,519
		Options to purchase Common Stock	1.5%	272	98

Total Control investments: Non-majority-owned				31,281	28,559

Control investments: Majority-owned (10):

AMI Telecommunications	Telecommunications	Senior Debt		3,100	237
Corporation (1) (8)		Series A-1 Preferred Stock	82.3%	700	—
		Series A-2 Preferred Stock	100.0%	1,995	—
		Series A-3 Preferred Stock	37.5%	1,100	—
		Common Stock	5.1%	200	—

Biznessonline.com, Inc. (1) (17)	Telecommunications	Senior Debt		18,556	18,556
		Preferred Stock	100.0%	4,864	—
		Common Stock	73.2%	540	—

Copperstate Technologies, Inc. (3)	Security Alarm	Senior Debt		910	910
		Class A Common Stock	93.0%	2,000	2,160
		Class B Common Stock	0.1%	—	1
		Warrants to purchase Class B Common Stock	99.9%	—	1,343

Corporate Legal Times L.L.C.	Publishing	Senior Debt		4,624	4,302
		Subordinated Debt		1,340	—
		LLC Interest	90.6%	313	—

Crystal Media Network, LLC (5)	Broadcasting	LLC Interest	100.0%	6,132	5,149

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
				Cost	Fair Value

Interactive Business Solutions,	Security Alarm	Senior Debt		$75	$75
Inc. (4)		Common Stock	100.0%	2,750	1,351

Superior Publishing	Newspaper	Senior Debt		20,760	20,760
Corporation. (1) (15)		Subordinated Debt		28,000	28,000
		Preferred Stock	100.0%	7,999	7,999
		Common Stock	100.0%	1	1

Telecomm North Corp. (14)	Telecommunications	Preferred Stock	100.0%	31,856	31,856
		Common Stock	100.0%	—	—

Telecomm South, LLC (2) (8)	Telecommunications	Senior Debt		3,292	2,210
		LLC Interest	100.0%	10	—

UMAC, Inc. (8)	Publishing	Common Stock	100.0%	10,375	344

Working Mother Media, Inc. (8)	Publishing	Senior Debt		8,026	8,026
		Class A Preferred Stock	98.8%	8,497	5,808
		Class B Preferred Stock	100.0%	1	—
		Class C Preferred Stock	100.0%	1	—
		Common Stock	51.0%	1	—

Total Control investments: Majority-owned				168,018	139,088

Total Investments				728,103	698,942
Unearned income				(16,416)	(16,416)

Total Investments net of unearned income				$711,687	$682,526

(1)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(2)	In July 2002, we acquired the assets of ValuePage Holdings, Inc. in satisfaction of debt and transferred them to Telecomm South, LLC, which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(3)	In August 2002, we acquired the Arizona division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Copperstate Technologies, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(4)	In October 2002, we acquired the North Carolina division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Interactive Business Solutions, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(5)	In February 2003, we acquired the assets of NBG Radio Networks, Inc. in satisfaction of debt. The assets are held and operated through a separate portfolio company, Crystal Media Network, LLC, which is a wholly owned indirect subsidiary of MCG Capital Corporation.
(6)	In February 2003, BuyMedia Inc. changed its name to Marketron International, Inc.
(7)	In March 2003, we converted $8,631 of senior debt and $1,262 of debtor in possession financing in Intellisec Holdings, Inc., into preferred and common stock in connection with a plan of reorganization. In March 2003, Intellisec Holdings, Inc. changed its name to National Systems Integration, Inc.
(8)	Non-income producing at the relevant period end.

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

(9)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided in that company’s most recent public filings with the SEC.
(10)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(11)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(12)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(13)	In July 2003, we acquired the assets of THE Journal LLC in satisfaction of debt and transferred those assets to a wholly owned subsidiary, ETC Group, LLC. In August 2003, we sold 50% of the equity in ETC Group, LLC to third party investors.
(14)	In December 2003, Telecomm North Corp., a wholly-owned subsidiary and portfolio company, entered into an agreement to merge with another of our portfolio companies, Bridgecom Holdings, Inc. The merger was completed in March 2004.
(15)	In December 2003, Superior Publishing Inc., a wholly-owned subsidiary and portfolio company, purchased the stock of one of our portfolio companies, Murphy McGinnis Media, Inc.
(16)	In July 2003, Systems Xcellence USA, Inc. changed its name to SXC Health Solutions, Inc.
(17)	In February, 2004, BiznessOnline.com, Inc. changed its name to ClearTel Communications, Inc.

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited)

(in thousands except share and per share amounts)

Note 1.    Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

MCG Capital Corporation (“MCG” or the “Company” or “Parent” or “we” or “us” or “our”) is a solutions-focused financial services company providing financing and advisory services to a variety of small- and medium-sized companies throughout the United States with a focus on growth oriented companies. Currently, our portfolio consists primarily of companies in the communications, information services, media and technology, including software and technology-enabled business services, industry sectors. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital. Prior to its name change effective June 14, 2001, the Company’s legal name was MCG Credit Corporation. The Company is a non-diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

On March 3, 2004, MCG filed a Form N-2 Registration Statement with the Securities and Exchange Commission (“SEC”) which will allow MCG or certain selling shareholders named therein to offer, from time to time, up to 18,000,000 shares of common stock in one or more offerings.

Interim consolidated financial statements of MCG are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC.

The accompanying financial statements reflect the consolidated accounts of MCG, including MCG-Kagan Research, Inc. and MCG’s special purpose financing subsidiaries MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, and MCG Finance IV, LLC with all significant intercompany balances eliminated, and the related consolidated results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

Note 2.    Investments

As of March 31, 2004 and December 31, 2003, investments consisted of the following:

	March 31, 2004		December 31, 2003
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$618,059	$605,046	$615,253	$605,551
Investments in equity securities	120,313	94,517	112,850	93,391
Unearned income	(14,990)	(14,990)	(16,416)	(16,416)

Total	$723,382	$684,573	$711,687	$682,526

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

MCG’s customer base includes primarily small- and medium-sized private companies in the communications, information services, media and technology, including software and technology-enabled business services, industry sectors. The proceeds of the loans to these companies are generally used for buyouts, growth, acquisitions, liquidity, refinancings and restructurings. In addition, we have occasionally made loans to individuals who are principals in these companies where the proceeds are used for or in connection with the operations or capitalization of such companies. Our debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 4% to 14%, a portion of which may be deferred. At March 31, 2004, approximately 88% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 12% were at fixed rates. In addition, approximately 52% of the loan portfolio has floors of between 1.25% and 3% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

At March 31, 2004, approximately 50% of MCG’s loans had detachable warrants or an option to purchase warrants, stock appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return through the potential recognition of capital gains from the sale of such interests. In lieu of cash for loan origination fees, MCG received warrants valued at $522 and $227 for the quarter ended March 31, 2004 and 2003, respectively. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. In some cases, some or all of the deferred interest on loans may be used to pay the exercise price on the warrants or option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow us, under certain circumstances, to require the portfolio company to register the underlying securities with the SEC after the portfolio company’s initial public offering. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

The composition of MCG’s investments as of March 31, 2004 and December 31, 2003 at cost and fair value was as follows (excluding unearned income):

	March 31, 2004		December 31, 2003

	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Senior Debt	$516,201	69.9%	$510,545	70.1%
Subordinated Debt	101,858	13.8%	104,708	14.4%
Equity	108,619	14.7%	99,312	13.6%
Warrants to Acquire Equity	11,694	1.6%	13,538	1.9%
Equity Appreciation Rights	—	0.0%	—	0.0%

Total	$738,372	100.0%	$728,103	100.0%

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

	March 31, 2004		December 31, 2003

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior Debt	$504,507	72.1%	$502,183	71.9%
Subordinated Debt	100,539	14.4%	103,368	14.7%
Equity	78,936	11.3%	73,467	10.5%
Warrants to Acquire Equity	15,216	2.1%	19,584	2.8%
Equity Appreciation Rights	365	0.1%	340	0.1%

Total	$699,563	100.0%	$698,942	100.0%

Set forth below are tables showing the composition of MCG’s portfolio by industry sector (excluding unearned income) at cost and fair value as of March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003

	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Media
Newspaper	$216,490	29.3%	$250,895	34.5%
Publishing	108,901	14.7%	102,045	14.0%
Broadcasting	48,799	6.6%	45,790	6.3%
Telecommunications	205,845	27.9%	201,272	27.6%
Information Services	62,999	8.5%	64,871	8.9%
Other Diversified Sectors	54,804	7.5%	21,948	3.0%
Technology	40,534	5.5%	41,282	5.7%

Total	$738,372	100.0%	$728,103	100.0%

	March 31, 2004		December 31, 2003

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Media
Newspaper	$217,062	31.0%	$251,143	35.9%
Publishing	89,073	12.7%	84,432	12.1%
Broadcasting	47,588	6.8%	44,487	6.4%
Telecommunications	191,162	27.3%	192,872	27.5%
Information Services	65,351	9.4%	65,509	9.4%
Other Diversified Sectors	54,992	7.9%	21,541	3.1%
Technology	34,335	4.9%	38,958	5.6%

Total	$699,563	100.0%	$698,942	100.0%

At March 31, 2004, there were $45 of loans greater than 60 days past due compared to $4,175 of loans at December 31, 2003. At March 31, 2004, there were $9,785 of loans on non-accrual, including all $45 of the loans greater than 60 days past due. At December 31, 2003, there were $14,617 of loans on non-accrual, including $50 of the loans greater than 60 days past due.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 3.    Borrowings

As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200,000 of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). As of March 31, 2004, $114,938 of the Series 2000-1 Notes were outstanding with one investor and as of December 31, 2003, $130,991 were outstanding with one investor. As of March 31, 2004 and December 31, 2003, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25,000 as part of the $200,000 total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Revolving Credit Facility was secured by $180,783 of commercial loans as of March 31, 2004 and $194,308 of commercial loans as of December 31, 2003. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $75,000 as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. As noted below, on February 12, 2004, the requirement relating to loan charge-offs was eliminated. The Series 2000-1 Notes’ interest was based on a commercial paper rate plus 3.0% prior to February 12, 2004 at which time it was reduced to LIBOR plus 1.5%, and interest is payable monthly.

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

(in thousands except share and per share amounts)

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

On January 29, 2004, our wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200 million secured warehouse credit facility with an affiliate of UBS AG. As of March 31, 2004, $15,000 was outstanding under this facility. We will use the warehouse credit facility to fund our origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, that we intend to securitize using an affiliate of the lender as the exclusive structurer and underwriter or placement agent. Advances under the credit facility bear interest at LIBOR plus 0.50%. The warehouse credit facility operates much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. In addition, the lender will have recourse to MCG Capital Corporation itself in a maximum aggregate amount of $72,000 in the event that the principal and interest payments from the loans transferred to MCG Commercial Loan Trust 2003-1 are insufficient to repay the outstanding amount due to the lender. The warehouse credit facility is cancelable by the lender for cause at any time and has an expiration term of September 24, 2004. The warehouse credit facility is a short-term commitment of capital. If we are unable to consummate the securitization transaction or otherwise arrange for new financing on terms acceptable to us, we will have to curtail our loan origination activities.

On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets, totaling $231,156 as of March 31, 2004 and $247,490 as of December 31, 2003. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral. As of March 31, 2004, $159,297 of the Series 2001-1 Notes were outstanding and $173,140 were outstanding as of December 31, 2003. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Amounts outstanding under the Revolving Credit Facility, the Warehouse Credit Facility and the Trust Notes as of March 31, 2004 and December 31, 2003 by interest rate benchmark were as follows:

	March 31, 2004	December 31, 2003
30-day LIBOR	$129,938	$—
90-day LIBOR	159,297	173,140
Commercial Paper Rate	—	130,991

	$289,235	$304,131

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

The following is a summary of the borrowings for the three months ended March 31, 2004 and 2003:

(dollars in thousands)	Maximum Outstanding	Average Outstanding	Weighted Average Interest Rate	Interest Rate at Period-End
As of March 31, 2004 and the three months then ended
Trust Notes	$173,140	$162,187	2.0%	2.0%
Revolving Credit Facility	130,991	115,896	2.6	2.7
Warehouse Credit Facility	15,000	330	1.6	1.6
Swingline Notes	—	—	—	—

As of March 31, 2003 and the three months then ended
Trust Notes	$240,120	$214,447	2.3%	2.2%
Revolving Credit Facility	148,325	135,388	2.6	2.5
Swingline Notes	—	—	—	—

Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans the Company may leverage as collateral, the unused amount under the Revolving Credit Facility totaled $15,062 and $69,009 at March 31, 2004 and December 31, 2003, respectively. Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans the Company may leverage as collateral, the unused amount under the Warehouse Credit Facility totaled $185,000 at March 31, 2004.

Note 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Basic
Net increase in stockholders’ equity resulting from earnings/net income	$2,097	$8,897
Weighted average common shares outstanding	37,823	30,067
Earnings per common share-basic	$0.06	$0.30
Diluted
Net increase in stockholders’ equity resulting from earnings/net income	$2,097	$8,897
Weighted average common shares outstanding	37,823	30,067
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	105	—

Weighted average common shares and common stock equivalents	37,928	30,067

Earnings per common share-diluted	$0.06	$0.30

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

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 5.     Employee Stock Plans

During the first quarter of 2004, as part of our review of executive compensation, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers through their respective amended and restated restricted stock agreements. As a result, we recorded additional paid-in-capital and unearned compensation—restricted stock of $11,570 and $(11,570), respectively, and we also recorded long-term incentive compensation expense of $4,003 during the quarter. The net effect of these modifications was to decrease stockholders’ equity by $4,003.

In addition, our compensation committee agreed to allow the restrictions on certain shares of restricted stock to lapse. As a result, the Tier I and Tier II shares held by certain of our executive officers will vest immediately upon full repayment of the loans that are secured by the restricted stock. As of March 31, 2004, none of these executives had repaid these loans and, therefore, there was no additional expense recorded during the quarter related to these modifications.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 6.    Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Per Share Data:
Net asset value at beginning of period (1)	$11.98	$11.56
Net operating income before investment gains and losses (2)	0.26	0.36
Net realized gains (losses) on investments (2)	0.05	(0.65)
Net change in unrealized appreciation (depreciation) on investments (2)	(0.25)	0.59

Net income	0.06	0.30
Dividends declared	(0.42)	(0.40)
Antidilutive effect of distributions recorded as compensation expense (2)	0.02	0.02

Net decrease in stockholders’ equity resulting from distributions	(0.40)	(0.38)
Dilutive effect of share issuances and unvested restricted stock	(0.01)	(0.02)
Net increase in stockholders’ equity from restricted stock amortization (2)	0.13	0.03

Net increase in stockholders’ equity relating to share issuances	0.12	0.01

Net asset value at end of period (1)	$11.76	$11.49

Per share market value at end of period	$20.18	$9.99
Total return (3)	5.16%	-3.34%
Shares outstanding at end of period	38,733	31,259
Ratio/Supplemental Data:
Net assets at end of period	$455,497	$359,184
Ratio of operating expenses to average net assets (annualized)	10.53%	8.28%
Ratio of net operating income to average net assets (annualized)	8.38%	11.94%

(1)	Based on total shares outstanding.
(2)	Based on average shares outstanding.
(3)	For 2004, total return equals the increase of the ending market value over the December 31, 2003 price of $19.59 per share plus dividends paid ($0.42 per share), divided by the beginning price. For 2003, total return equals the decrease of the ending market value over the December 31, 2002 price of $10.77 per share plus dividends paid ($0.42 per share), divided by the beginning price. Total return is not annualized.

Independent Accountants’ Review Report

Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of March 31, 2004, including the consolidated schedule of investments, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of MCG Capital Corporation as of December 31, 2003, including the consolidated schedules of investments, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, including the consolidated schedules of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  ERNST & YOUNG LLP

McLean, Virginia

April 29, 2004

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial Data, and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report.

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

The total portfolio value of our investments was $699.6 million and $698.9 million at March 31, 2004 and December 31, 2003, respectively (exclusive of unearned income). During the first quarter of 2004 we made investments in nine new portfolio companies totaling $44.4 million and several follow on investments in existing customers representing $20.8 million. During 2003, our originations of debt included $32.0 million of subordinated debt to two new portfolio companies. The increase in investments during 2003 was primarily due to newly originated debt and equity investments. In addition, during 2003 a higher proportion of our new origination activity was in the form of equity securities, which included new investments of $44.1 million to control companies. Early pay-offs and sales of securities for the first quarter of 2004 were due primarily to pay-offs of $25.8 million from one portfolio company in the newspaper industry and $7.7 million from two portfolio companies in the telecommunications industry. Early pay-offs and sales of securities in 2003 were primarily due to pay-offs of $42.5 million from six companies in the publishing industry and $46.5 million from four companies in the broadcasting industry.

Total portfolio investment activity for the three months ended March 31, 2004 and year ended December 31, 2003, was as follows (exclusive of unearned income):

(dollars in millions)	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Beginning Portfolio	$698.9	$688.9
Originations/Draws/Advances on Loans	61.4	115.3
Originations/Warrants Capitalized on Equity (a)	9.7	77.5
Gross Payments/Reductions (a)	(24.7)	(69.1)
Early Pay-offs/Sales of Securities	(38.0)	(108.1)
Realized Gains	2.2	4.7
Realized (Losses)	(0.3)	(24.3)
Unrealized Appreciation on Investments	5.3	35.1
Unrealized Depreciation on Investments	(14.9)	(21.1)

Ending Portfolio	$699.6	$698.9

(a)	Included in these amounts is the conversion of $0.5 million and $21.4 million of debt to equity in connection with certain restructurings for the three months ended March 31, 2004 and year ended December 31, 2003, respectively.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2004 and December 31, 2003 (excluding unearned income):

	March 31, 2004		December 31, 2003

(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior Debt	$504.5	72.1%	$502.2	71.9%
Subordinated Debt	100.5	14.4%	103.4	14.7%
Equity	79.0	11.3%	73.4	10.5%
Warrants to Acquire Equity	15.2	2.1%	19.6	2.8%
Equity Appreciation Rights	0.4	0.1%	0.3	0.1%

	$699.6	100.0%	$698.9	100.0%

Set forth below is a table showing the composition of MCG’s portfolio by industry sector at fair value at March 31, 2004 and December 31, 2003 (excluding unearned income):

	March 31, 2004		December 31, 2003

(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Media
Newspaper	$217.1	31.0%	$251.1	35.9%
Publishing	89.1	12.7%	84.4	12.1%
Broadcasting	47.6	6.8%	44.5	6.4%
Telecommunications	191.2	27.3%	192.9	27.5%
Information Services	65.3	9.4%	65.5	9.4%
Other Diversified Sectors	55.0	7.9%	21.5	3.1%
Technology	34.3	4.9%	39.0	5.6%

	$699.6	100.0%	$698.9	100.0%

Asset Quality

Asset quality is generally a function of economic conditions, our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of March 31, 2004 and December 31, 2003, net unrealized depreciation on investments totaled $38.8 million and $29.2 million, respectively. For additional information on the decrease in unrealized depreciation on investments, see the section entitled “Net Investment Gains and Losses”.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2004 and December 31, 2003 (excluding unearned income):

(dollars in millions)
	March 31, 2004		December 31, 2003

Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

1	$238.1	34.0%	$234.5	33.5%
2	248.9	35.6%	255.4	36.5%
3	145.5	20.8%	161.9	23.2%
4	61.3	8.8%	38.8	5.6%
5	5.8	0.8%	8.3	1.2%

	$699.6	100.0%	$698.9	100.0%

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. At March 31, 2004, of the investments with a 5 rating, $2.1 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $53.1 million were loans, of which $7.6 million were on non-accrual. At December 31, 2003, of the investments with a 5 rating, $2.6 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $32.3 million were loans, of which $12.0 million were on non-accrual. The increase in investments with a 4 rating is due primarily to the downgrade of one investment in the technology sector.

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

At March 31, 2004 and December 31, 2003, there were $0.1 million and $4.2 million, respectively, of loans, or approximately 0.01% and 0.6%, respectively, of the investment portfolio, greater than 60 days past due. At March 31, 2004, $9.8 million of loans, including all of the loans greater than 60 days past due, were on non-accrual status, which represented 1.4% of the investment portfolio. At December 31, 2003, $14.6 million of loans, including $0.1 million of the loans greater than 60 days past due, were on non-accrual status, which represented 2.1% of the investment portfolio. The non-accrual and past due loans at March 31, 2004 and December 31, 2003 primarily represented borrowers in the publishing, telecommunications and paging businesses. Portions of the trade publishing industry, which are dependent on financial, technology or telecommunications advertising, experienced sluggish advertising revenue. Certain companies in the telecommunications industry have suffered from competitive pressure from low cost and prepaid cellular calling plans.

At March 31, 2004, of the $149.0 million of loans to our controlled portfolio companies, $9.6 million were on non-accrual status. At December 31, 2003, of the $101.7 million of loans to our controlled portfolio companies, $14.4 million were on non-accrual status. As of March 31, 2004, of the $26.2 million of loans to other affiliates, $0.2 million were on non-accrual status. As of December 31, 2003, of the $45.6 million of loans to other affiliates, $0.2 million were on non-accrual status.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2004 and 2003

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

The change in operating income for the three months ended March 31, 2004 compared to the same period in 2003 is attributable to the following items:

(dollars in thousands)	Three Months Ended March 31, 2004 vs. 2003
Change due to:
Decrease in assets (a)	$(1,835)
Change in LIBOR (a)	(344)
Change in spread (a)	991
Increase in loan fee and dividend income	1,849
Increase in advisory fees and other income	3,005

Total change in operating income	$3,666

(a)	The change in interest income due to change in LIBOR, change in spread and loan growth has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating income for the first quarter of 2004 was $22.2 million, an increase of $3.7 million or 20% compared to the first quarter of 2003. Loan interest declined $1.2 million from the first quarter of 2003 to the first quarter of 2004. The benefit of an increase in interest spread was more than offset by a decrease in average loans and LIBOR. The majority of the loans are priced as a variable spread to LIBOR and this spread increased by 58 basis points in the first quarter of 2004 compared to the first quarter of 2003, resulting in an addition to income of $1.0 million. The majority of our loan portfolio has floors between 1.25% and 3% on the LIBOR base index. The LIBOR floors have had the effect of increasing our spread because such floors have generally been above current LIBOR rates. For these periods, average loans declined 12%, contributing a $1.8 million decrease in operating income. Average three month LIBOR decreased 21 basis points over these periods from 1.33% to 1.12%, decreasing income by $0.3 million. Loan fees and dividend income increased by $1.8 million from the first quarter of 2003 to the first quarter of 2004 due primarily to dividend income of $1.4 million from Bridgecom Holdings, Inc. Advisory fees and other income increased $3.0 million from the first quarter of 2003 to the first quarter of 2004 due to an increase in advisory services provided to new and existing customers compared to the prior year’s quarter, research revenues from our newly acquired subsidiary Kagan Research, LLC and management fees from one of our control investments, Bridgecom Holdings, Inc.

Operating Expenses

Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

The change in operating expenses for the three months ended March 31, 2004 compared to the same period in 2003 is attributable to the following items:

(dollars in thousands)	Three Months Ended March 31, 2004 vs. 2003
Change due to:
Decrease in borrowings (a)	$(428)
Change in LIBOR (a)	(186)
Change in spread (a)	282
Debt cost amortization	(12)
Salaries and benefits	1,001
Long-term incentive compensation	4,025
General and administrative expense	89

Total change in operating expense	$4,771

(a)	The change in interest expense due to decrease in borrowings, change in LIBOR, and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating expenses for the three months ended March 31, 2004 increased $4.8 million, or 63%, to $12.4 million when compared to the three months ended March 31, 2003. Interest expense declined by 14% to $2.1 million in the first quarter of 2004 compared to $2.4 million in the first quarter of 2003. The decline in LIBOR, debt amortization costs and average borrowings decreased interest expense by $0.6 million. These decreases were partially offset by the increase in spreads. The increase in spreads increased interest expense by $0.3 million. Salaries and benefits increased $1.0 million primarily due to higher variable annual incentive compensation expense. During the first quarter of 2004, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers through their respective amended and restated restricted stock agreements. As a result, long-term incentive compensation, which is made up of non-cash amortization of restricted stock awards and the treatment of dividends on all shares securing employee loans as compensation, totaled $5.6 million for the first quarter of 2004 compared to $1.5 million for the first quarter of 2003. The increase of $4.1 million is primarily due to these modifications. General and administrative expenses increased less than $0.1 million for the three months ended March 31, 2004 as compared to the same period in 2003.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses (NOI) for the quarter ended March 31, 2004 totaled $9.8 million, a decrease of 10% from the same quarter of 2003.

Net Investment Gains and Losses

Net investment losses primarily related to net depreciation in the technology, security alarm, and publishing sectors totaled $7.7 million for the first quarter of 2004 compared to $2.0 million for the first quarter of 2003. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the following tables. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our realized gains and losses on investments for the three months ended March 31, 2004 and 2003:

MCG Capital Corporation

Summary of Realized Gains and Losses on Investments

(dollars in thousands)

		Three Months Ended March 31,
Portfolio Company	Sector	2004	2003

Realized gains (losses) on loans
VS&A-PBI Holding LLC	Publishing	$—	$(7,901)
National Systems Integration	Security Alarm	—	(5,812)
AMI Telecommunications Corporation	Telecommunications	—	(5,585)
NBG Radio Network, Inc.	Broadcasting	—	(398)
aaiPharma Inc.	Drugs	(291)	—
Other		37	—

		$(254)	$(19,696)

Realized gains (losses) on equity investments
Bridgecom Holdings, Inc.	Telecommunications	2,158	—

		2,158	—

Realized gains (losses) on investments		$1,904	(19,696)

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2004 and 2003:

MCG Capital Corporation

Summary of Net Change in Unrealized Appreciation and Depreciation on Investments

(dollars in thousands)

		Three Months Ended March 31,
Portfolio Company	Sector	2004	2003

Unrealized appreciation on loans
Images.com, Inc.	Information Services	$1,225	$—
Other		803	46

		2,028	46

Unrealized appreciation on equity investments
Fawcette Technical Publications Holding	Publishing	477	—
Superior Publishing Corporation	Newspaper	295	—
Bridgecom Holdings, Inc.	Telecommunications	—	690
Creatas, L.L.C.	Information Services	233	298
Talk America Holdings, Inc.	Telecommunications	—	834
Other		1,565	698

		2,570	2,520

Unrealized appreciation on investments		4,598	2,566

Unrealized depreciation on loans
FTI Technologies Holdings, Inc.	Technology	(4,125)	—
Sunshine Media Deleware, LLC	Publishing	(1,424)	—
Telecomm South, LLC	Telecommunications	(448)	—
Images.com, Inc.	Information Services	—	(384)
Other		—	(190)

		(5,997)	(574)

Unrealized depreciation on equity investments
Copperstate Technologies, Inc.	Security Alarm	(2,230)	—
Talk America Holdings, Inc.	Telecommunications	(863)	—
Working Mother Media, Inc.	Publishing	(777)	(497)
ETC Group, LLC	Publishing	(748)	—
Interactive Business Solutions, Inc.	Security Alarm	(634)	—
National Systems Integration	Security Alarm	(1,255)	(317)
Biznessonline.com, Inc.	Telecommunications	—	(2,001)
Other		(158)	(424)

		(6,665)	(3,239)

Unrealized depreciation on investments		(12,662)	(3,813)

Reversal of unrealized (appreciation) depreciation*
Bridgecom Holdings, Inc.	Telecommunications	(2,242)	—
NBG Radio Network, Inc.	Broadcasting	—	574
AMI Telecommunications Corporation	Telecommunications	—	5,143
National Systems Integration	Security Alarm	—	5,276
VS&A-PBI Holding LLC	Publishing	—	7,901
NOW Communications, Inc.	Telecommunications	658	—

Total unrealized (appreciation) depreciation		(1,584)	18,894

Net change in unrealized depreciation on investments		$(9,648)	$17,647

*	When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

Net Income

Net income totaled $2.1 million for the quarter ended March 31, 2004 compared to $8.9 million for the quarter ended March 31, 2003.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Cash, Securitization Accounts

At March 31, 2004 and December 31, 2003, we had $37.9 million and $60.1 million, respectively, in cash and cash equivalents. In addition, at March 31, 2004 and December 31, 2003, we had $24.8 million and $33.4 million, respectively, in cash, securitization accounts. We invest cash on hand in interest bearing deposit accounts with daily sweep features. We have maintained adequate cash balances to support ongoing origination activity and follow-on investments in portfolio companies. Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans. We are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Our objective is to maintain sufficient cash on hand to cover current funding requirements, operations and to maintain flexibility as we manage our debt facilities.

For the first quarter of 2004, net cash provided by operating activities totaled $14.2 million, an increase of $5.6 million over the prior year’s first quarter amount. This increase was due primarily to higher cash receipts of previously deferred payment-in-kind interest during the first quarter of 2004 as compared to the first quarter of 2003. Cash used in investing and financing activities totaled $36.4 million compared with a net provision of cash in the first quarter of 2003 of $19.7 million. These changes were principally due to higher investment originations in 2004.

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

On March 3, 2004, we filed a registration statement on Form N-2 with the Securities and Exchange Commission (“SEC”) which will allow us or certain selling shareholders named therein to offer, from time to time, up to 18,000,000 shares of common stock in one or more offerings.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of March 31, 2004, this ratio was 263%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets.

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

As of March 31, 2004, we had unused commitments to extend credit to our customers of $20.5 million, which are not reflected on our balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants and limitations which include restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amounts we can draw on our Revolving Credit Facility and our Warehouse Credit Facility, the unused portion of our borrowing facilities totaled $200.1 million. See “Borrowings” section below for discussion of our borrowing facilities.

Contractual Obligations

The following table shows our significant contractual obligations as of March 31, 2004:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Borrowings (b)	$289.2	$206.6	$82.6	$—	$—
Future minimum rental obligations	12.1	1.3	2.6	2.6	5.6

Total contractual obligations	$301.3	$207.9	$85.2	$2.6	$5.6

(a)	This excludes the unused commitments to extend credit to our customers of $20.5 million as discussed above.
(b)	Borrowings under the Warehouse Credit Facility and the Revolving Credit Facility are listed based on the contractual maturity of the respective facility. Repayments of the Series 2001-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

Borrowings

Term Securitization

On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s existing assets which were contributed by us and totaled $231.2 million as of March 31, 2004 and $247.5 million as of December 31, 2003. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of March 31, 2004, $159.3 million of the Series 2001-1 Notes were outstanding and $173.1 million were outstanding as of December 31, 2003. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

Revolving Credit Facility

As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allowed us to issue up to $200.0 million of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). On February 12, 2004, the Revolving Credit Facility was amended (see separate discussion below) under which our borrowing capacity decreased from $200.0 million to $130.0 million. As of March 31, 2004, $114.9 million of the Series 2000-1 Notes were outstanding with one investor and, as of December 31, 2003, $131.0 million were outstanding with one investor. As of March 31, 2004 and December 31, 2003, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25.0 million as part of the $200.0 million total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Revolving Credit Facility was secured by $180.8 million of commercial loans as of March 31, 2004 and $194.3 million of commercial loans as of December 31, 2003. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $75.0 million as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility, and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. As noted below, on February 12, 2004, the requirement relating to loan charge-offs was eliminated. The Series 2000-1 Notes’ interest was based on a commercial paper rate plus 3.0% prior to February 12, 2004 at which time it was reduced to LIBOR plus 1.5%. Interest is payable monthly.

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

Warehouse Facility

On January 29, 2004, our wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200 million secured warehouse credit facility with an affiliate of UBS AG. As of March 31, 2004, $15.0 million was outstanding under this facility. We will use the warehouse credit facility to fund our origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, that we intend to securitize using an affiliate of the lender as the exclusive structurer and underwriter or placement agent. Advances under the credit facility bear interest at LIBOR plus 0.50%. The warehouse credit facility operates much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. In addition, the lender will have recourse to MCG Capital Corporation itself in a maximum aggregate amount of $72 million in the event that the principal and interest payments from the loans transferred to MCG Commercial Loan Trust 2003-1 are insufficient to repay the outstanding amount due to the lender. The warehouse credit facility is cancelable by the lender for cause at any time and has an expiration term of September 24, 2004. The warehouse credit facility is a short-term commitment of capital. If we are unable to consummate the securitization transaction or otherwise arrange for new financing on terms acceptable to us, we will have to curtail our loan origination activities.

Outstanding Borrowings

Our $130 million Revolving Credit Facility is scheduled to terminate on September 30, 2009, or sooner upon repayment of our borrowings thereunder after September 30, 2004. Our $265.2 million securitization facility is scheduled to terminate on February 20, 2013 or sooner upon repayment of our borrowings. Our $200 million secured warehouse facility with an affiliate of UBS AG is scheduled to terminate on September 24, 2004.

At March 31, 2004, we had aggregate outstanding borrowings of $289.2 million. The following table shows the facility amounts and outstanding borrowings at March 31, 2004:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate (a)
Term Securitization
Series 2001-1 Class A Asset Backed Bonds	$123.9	$123.9	1.72%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	2.87
Revolving Credit Facilty
Series 2000-1 Class A Asset Backed Securities	130.0	114.9	2.59
Warehouse Facilty
Warehouse Facilty Notes	200.0	15.0	1.62

Total borrowings	$489.3	$289.2	2.20%

(a)	Excludes the cost of commitment fees and other facility fees.

At December 31, 2003, we had aggregate outstanding borrowings of $304.1 million. The following table shows the facility amounts and outstanding borrowings at December 31, 2003:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate (a)
Term Securitization
Series 2001-1 Class A Asset Backed Bonds	$137.7	$137.7	1.77%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	2.92
Revolving Credit Facilty
Series 2000-1 Class A Asset Backed Securities	200.0	131.0	4.12

Total borrowings	$373.1	$304.1	2.91%

(a)	Excludes the cost of commitment fees and other facility fees.

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

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount

April 22, 2004	May 7, 2004	July 29, 2004	$0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42
December 16, 2003	December 31, 2003	January 29, 2004	0.42
August 6, 2003	August 18, 2003	October 30, 2003	0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$5.11

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

In the first quarter of 2004, as part of a review of our executive compensation, the compensation committee of our Board of Directors agreed with certain of our executive officers to allow the forfeiture restrictions to lapse with respect to their Tier I and Tier II shares immediately upon full repayment of the partially nonrecourse promissory notes that are secured by the restricted stock. In addition, the compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares through their respective amended and restated restricted stock agreements. The impact of these changes on long-term incentive compensation expense was an increase of approximately $4.1 million for the first quarter of 2004.

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

Paid-in-Kind Interest

In accordance with GAAP, we include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. However, in certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $21.3 million or 3.0% of our portfolio of investments as of March 31, 2004 and $27.3 million or 3.9% of our portfolio of investments as of December 31, 2003.

PIK related activity for the three months ended March 31, 2004 and the year ended December 31, 2003 was as follows:

(in millions)	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Beginning PIK loan balance	$27.3	$27.2
PIK interest earned during the period	2.6	18.3
Change in interest receivable on PIK loans	—	0.1
Principal payments of cash on PIK loans	(7.4)	(7.0)
PIK loans converted to other securities	(1.2)	(10.9)
Realized loss	—	(0.4)

Ending PIK loan balance	$21.3	$27.3

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers had been applied first to any PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $6.2 million of payments would have been applied against the March 31, 2004 PIK loan balance of $21.3 million and an additional $6.6 million of payments would have been applied against the December 31, 2003 PIK loan balance of $27.3 million.

As of March 31, 2004, 83% of the $21.3 million of PIK loans outstanding have an investment rating of 3 or better and as of December 31, 2003, 93% of the $27.3 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $15.0 million and $16.4 million of unearned income as of March 31, 2004 and December 31, 2003, respectively.

Unearned fee activity for the three months ended March 31, 2004 and year ended December 31, 2003 was as follows:

	Three Months Ended March 31,			Year Ended December 31,
	2004			2003
(in millions)	Cash Received	Equity Interest and Future Receivables	Total	Cash Received	Equity Interest and Future Receivables	Total

Beginning unearned income balance	$5.6	$10.8	$16.4	$8.3	$4.5	$12.8
Additional fees	0.3	0.6	0.9	1.8	10.6	12.4
Unearned income recognized	(0.9)	(1.0)	(1.9)	(2.9)	(4.1)	(7.0)
Unearned fees applied against loan balance	(0.4)	—	(0.4)	(1.6)	(0.2)	(1.8)

Ending unearned income balance	$4.6	$10.4	$15.0	$5.6	$10.8	$16.4

(a)	When a loan is paid off at an amount below our cost basis, we apply any fees received that have not been recognized as income against the outstanding loan amount to reduce the cost basis, which has the effect of reducing any realized loss.

Other Fees

In certain investment transactions, we perform investment banking and other advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

Valuation of Investments

At March 31, 2004, approximately 91% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

With respect to private debt and equity securities, each investment is valued using industry valuation benchmarks, and, where appropriate, the value is assigned a discount reflecting the illiquid nature of the investment and/or our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event will be used to corroborate our private debt or equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

Stock-based Compensation

We account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For restricted common stock issued to employees for which no return-based criteria apply, compensation expense, equal to the value of the shares at the later of the grant date or the date at which all return-based forfeiture provisions lapsed or were removed, is recorded over the term of the forfeiture provisions. See Note 5 to the Consolidated Financial Statements for further discussion of our employee stock plans.

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties equaled $462.1 million at March 31, 2004 and $441.8 million at December 31, 2003. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on our operations or financial position. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Recent Development

In the first quarter of 2004, we retained the services of a national executive recruiting firm to assist us with our search for a new Chief Financial Officer. Our current Chief Financial Officer, Janet Perlowski, has indicated her intent to step down as Chief Financial Officer in order to focus on her family. She will continue to serve as our Chief Financial Officer until a replacement is hired.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Over 87% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 52% of our loan portfolio has a LIBOR floor, at various levels. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003

(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings

Repurchase Agreement Rate	$61.0	$—	$93.0	$—
Prime Rate	1.3	—	1.3	—
30-Day LIBOR	42.9	129.9	20.9	—
60-Day LIBOR	12.6	—	7.4	—
90-Day LIBOR	473.6	159.3	481.6	173.1
Commercial Paper Rate	—	—	—	131.0
Fixed Rate	74.6	—	94.4	—

Total	$666.0	$289.2	$698.6	$304.1

Based on our March 31, 2004 balance sheet, the following table shows the impact of base rate changes in interest rates assuming no changes in our investment and borrowing structure. The impact of an additional 100 basis point increase is different from the first 100 basis point increase due to the imposition of LIBOR floors.

(dollars in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income

(100)	$(2.8)	$(2.9)	$0.1
100	$3.1	$2.9	$0.2
200	$7.8	$5.8	$2.0
300	$13.8	$8.7	$5.1

Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this strategy on an ongoing basis.

Item 4.    Controls and Procedures

(a)	As of the end of the period covered by this report, MCG carried out an evaluation, under the supervision and with the participation of MCG’s management, including MCG’s Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of MCG’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer and Chief Accounting Officer have concluded that MCG’s current disclosure controls and procedures are effective in timely alerting them of material information relating to MCG that is required to be disclosed by MCG in the reports it files or submits under the Securities Exchange Act of 1934.

(b)	There have been no changes in MCG’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, MCG’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On January 29, 2003, a purported securities class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against us, certain of our officers and the underwriters of our initial public offering. The complaint alleged that the defendants made certain misstatements in violation of Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 and Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. Specifically, the complaint asserted that members of the plaintiff class purchased our common stock at purportedly inflated prices during the period from November 28, 2001 to November 1, 2002 as a result of certain misstatements regarding the academic degree of our chief executive officer. The complaint sought unspecified compensatory and other damages, along with costs and expenses. On June 16, 2003, a consolidated amended class action complaint was filed in the proceedings captioned In re MCG Capital Corporation Securities Litigation, 1:03cv0114-A. The consolidated amended complaint named only us and certain of our officers and directors as defendants, and alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We filed a motion to dismiss the consolidated amended class action complaint. On September 12, 2003, the United States District Court for the Eastern District of Virginia dismissed the lawsuit in its entirety. The plaintiffs filed a notice of appeal to seek review of the district court decision by the United States Court of Appeals for the Fourth Circuit, and both parties have now filed briefs. The appeal is pending.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended March 31, 2004, MCG issued a total of 1,425 shares of common stock under its dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering proceeds for the shares of common stock sold under the dividend reinvestment plan were approximately $28,000.

We did not repurchase any shares of our common stock during the three months ended March 31, 2004.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Document

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of President and Chief Operating Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	*	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2	*	Certification of President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.4	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.

(b)	Reports on Form 8-K

On February 12, 2004, we filed a current report on Form 8-K, pursuant to Item 12 reporting the issuance of a press release, announcing our financial results for the three months and year ended December 31, 2003.

On March 26, 2004, we filed a current report on Form 8-K, pursuant to Item 12 reporting the issuance of a press release, announcing we had declared a dividend of $0.42 per share for the quarter ending March 31, 2004.

On April 27, 2004, we filed a current report on Form 8-K, pursuant to Item 12 reporting the issuance of a press release, announcing we had declared a dividend of $0.42 per share for the quarter ending June 30, 2004 and our financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2004.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer

By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney President and Chief Operating Officer

By:	/s/ JANET C. PERLOWSKI
Janet C. Perlowski Chief Financial Officer

By:	/s/ JOHN C. WELLONS
John C. Wellons Chief Accounting Officer