Form 10-Q
period 2004-06-30
MCG CAPITAL CORP
filed 2004-08-06
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 5, 2004 was 43,048,293.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share amounts and statistical data)	2004	2003	2004	2003
Income statement data:
Operating income	$22,784	$19,636	$44,989	$38,175
Net operating income before investment gains and losses	12,474	11,684	22,315	22,630
Net income	17,643	8,989	19,740	17,886

Per common share data:
Earnings per common share basic and diluted	0.44	0.30	0.51	0.59
Net operating income before investment gains and losses per common share basic and diluted	0.31	0.39	0.58	0.75
Net asset value per common share (a)	12.09	11.42	12.09	11.42
Cash dividends declared per common share	0.42	0.41	0.84	0.81

Selected period-end balances:
Total investment portfolio	$758,948	$620,365
Total assets	866,709	707,866
Borrowings	322,806	333,204

Other data (at period-end):
Number of portfolio companies	91	76
Number of employees	100	57

(a)	Based on common shares outstanding at period-end.

Item 1.    Financial Statements (unaudited)

MCG Capital Corporation

Consolidated Balance Sheets (unaudited)

(in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$58,419	$60,072
Cash, securitization accounts	31,165	33,434
Investments at fair value
Commercial loans (cost of $674,243 and $615,253, respectively)	663,336	605,551
Investments in equity securities (cost of $125,349 and $112,850, respectively)	110,190	93,391
Unearned income on commercial loans	(14,578)	(16,416)

Total investments	758,948	682,526
Interest receivable	5,392	5,717
Other assets	12,785	9,166

Total assets	$866,709	$790,915

Liabilities
Borrowings	$322,806	$304,131
Interest payable	868	1,185
Dividends payable	16,268	16,267
Other liabilities	6,499	5,382

Total liabilities	346,441	326,965

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 100,000 shares, 43,047 issued and outstanding on June 30, 2004 and 38,732 issued and outstanding on December 31, 2003	430	387
Paid-in capital	601,976	529,168
Stockholder loans	(5,139)	(5,293)
Unearned compensation—restricted stock	(9,950)	(4,911)
Distributions in excess of earnings	(40,983)	(26,240)
Net unrealized depreciation on investments	(26,066)	(29,161)

Total stockholders’ equity	520,268	463,950

Total liabilities and stockholders’ equity	$866,709	$790,915

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$12,856	$17,077	$25,176	$33,402
Affiliate investments (5% to 25% owned)	767	1,130	1,652	2,085
Control investments (more than 25% owned)	5,170	549	10,454	1,097

Total interest and dividend income	18,793	18,756	37,282	36,584
Advisory fees and other income
Non-affiliate investments (less than 5% owned) and other income	2,489	880	4,108	1,591
Control investments (more than 25% owned)	1,502	—	3,599	—

Total advisory fees and other income	3,991	880	7,707	1,591

Total operating income	22,784	19,636	44,989	38,175

Operating expenses
Interest expense	2,065	2,281	4,168	4,728
Employee compensation:
Salaries and benefits	3,343	2,157	6,228	4,041
Long-term incentive compensation	2,128	1,501	7,679	3,027

Total employee compensation	5,471	3,658	13,907	7,068
General and administrative expense	2,774	2,013	4,599	3,749

Total operating expenses	10,310	7,952	22,674	15,545

Net operating income before investment gains and losses	12,474	11,684	22,315	22,630

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	84	(1,843)	1,988	(10,142)
Control investments (more than 25% owned)	(7,658)	—	(7,658)	(11,397)

Total net realized gains (losses) on investments	(7,574)	(1,843)	(5,670)	(21,539)
Net change in unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	3,368	3,656	(125)	18,735
Affiliate investments (5% to 25% owned)	(1,947)	1,570	(3,367)	1,744
Control investments (more than 25% owned)	11,322	(6,078)	6,587	(3,684)

Total net change in unrealized appreciation (depreciation) on investments	12,743	(852)	3,095	16,795

Net investment gains (losses)	5,169	(2,695)	(2,575)	(4,744)

Net income	$17,643	$8,989	$19,740	$17,886

Earnings per common share basic and diluted	$0.44	$0.30	$0.51	$0.59
Cash dividends declared per common share	$0.42	$0.41	$0.84	$0.81
Weighted average common shares outstanding	39,650	30,121	38,736	30,095
Weighted average common shares outstanding and dilutive common stock equivalents	39,680	30,121	38,804	30,095

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)

	Common stock		Paid-in Capital	Stock- holder Loans	Unearned Compen- sation— Restricted stock	Distributions (in excess of) less than Earnings	Net Unrealized Depreciation on Investments	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2002	31,259	$313	$419,961	$(5,513)	$(8,566)	$(1,824)	$(43,121)	$361,250
Net income (loss)						1,091	16,795	17,886
Dividends declared, $0.81 per share						(24,191)		(24,191)
Dividend reinvestment
Amortization of restricted stock awards					1,906			1,906
Reduction in employee loans	(7)		(120)	76	74			30

Balance June 30, 2003	31,252	$313	$419,841	$(5,437)	$(6,586)	$(24,924)	$(26,326)	$356,881

Balance December 31, 2003	38,732	$387	$529,168	$(5,293)	$(4,911)	$(26,240)	$(29,161)	$463,950
Net income (loss)						16,645	3,095	19,740
Issuance of common shares, net of costs	4,313	43	61,187					61,230
Dividends declared, $0.84 per share						(31,388)		(31,388)
Dividend reinvestment	2	—	51					51
Amortization of restricted stock awards					6,531			6,531
Change in vesting of restricted stock awards			11,570		(11,570)			—
Reduction in employee loans				154				154

Balance June 30, 2004	43,047	$430	$601,976	$(5,139)	$(9,950)	$(40,983)	$(26,066)	$520,268

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net income	$19,740	$17,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	482	277
Amortization of restricted stock awards	6,531	1,906
Amortization of deferred debt issuance costs	670	663
Net realized losses on investments	5,670	21,539
Net change in unrealized depreciation (appreciation) on investments	(3,095)	(16,795)
(Increase) decrease in cash—securitization accounts from interest collections	(237)	2,637
Decrease (increase) in interest receivable	714	(1,033)
(Increase) decrease in accrued payment-in-kind interest and dividends	1,694	(8,337)
Decrease in unearned income	(3,999)	(2,329)
(Increase) decrease in other assets	(2,977)	812
Decrease in interest payable	(317)	(441)
Increase (decrease) in other liabilities	2,264	(241)

Net cash provided by operating activities	27,140	16,544

Investing activities
Originations, draws and advances on loans	(157,194)	(12,971)
Principal payments on loans	82,301	78,888
Purchase of equity investments	(12,861)	(4,415)
Proceeds from sales of equity investments	10,445	1,045
Purchase of premises, equipment and software	(437)	(978)

Net cash provided by (used in) investing activities	(77,746)	61,569

Financing activities
Net increase (payments) on borrowings	18,811	(30,072)
Decrease in cash—securitization accounts for paydown of principal on debt	2,371	22,945
Payment of financing costs	(1,129)	—
Dividends paid	(32,535)	(25,633)
Issuance of common stock, net of costs	61,281	—
Repayment of loans to employees	154	35

Net cash provided by (used in) financing activities	48,953	(32,725)

(Decrease) increase in cash and cash equivalents	(1,653)	45,388
Cash and cash equivalents at beginning of period	60,072	9,389

Cash and cash equivalents at end of period	$58,419	$54,777

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2004

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	June 30, 2004
Portfolio Company				Cost	Fair Value
Non-affiliate investments (less than 5% owned):
21st Century Newspapers,	Newspaper	Subordinated Debt		$22,947	$22,947
Inc.		Common Stock	1.4%	696	3,137
The Adrenaline Group, Inc. (8)	Technology	Common Stock	2.7%	—	2
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt		7,130	7,130
American Consolidated Media Inc. (1)	Newspaper	Senior Debt		18,950	18,950
Auto Europe, LLC	Equipment Leasing	Senior Debt		8,047	8,047
Badoud Enterprises, Inc. (1)	Newspaper	Senior Debt		6,294	6,294
Boucher Communications,	Publishing	Senior Debt		1,100	1,100
Inc. (1)		Stock Appreciation Rights		—	360
Builders FirstSource, Inc.	Building & Development	Senior Debt		4,988	5,025
Cambridge Information Group, Inc. (1)	Information Services	Senior Debt		14,525	14,525
CCG Consulting, LLC	Business Services	Senior Debt		1,441	1,441
		Warrants to purchase membership interest in LLC	19.9%	—	—
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt		1,995	2,029
Community Media Group, Inc. (1)	Newspaper	Senior Debt		9,691	9,691
Creative Loafing, Inc. (1)	Newspaper	Senior Debt		19,900	19,900
Crescent Publishing Company LLC (1)	Newspaper	Senior Debt		10,624	10,624
Cruz Bay Publishing,	Publishing	Senior Debt		6,298	6,298
Inc. (1)		Subordinated Debt		10,054	10,054
dick clark productions,	Broadcasting	Subordinated Debt		17,143	17,143
inc.		Warrants to purchase Common Stock	5.6%	858	855
		Common Stock	0.4%	150	66

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

June 30, 2004

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	June 30, 2004
Portfolio Company				Cost	Fair Value
Dowden Health Media, Inc.	Publishing	Senior Debt		$500	$500
The e-Media Club, LLC (8)	Investment Fund	LLC Interest	0.8%	88	27
FTI Technologies	Technology	Senior Debt		19,592	18,000
Holdings, Inc. (1)		Warrants to purchase Common Stock	4.2%	—	—
GCA Services Group, Inc.	Commercial Services	Subordinated Debt		10,000	10,000
Graycom, LLC (8)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	71	85
The Hillman Group, Inc.	Industrial Equipment	Senior Debt		5,985	6,060
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt		4,961	4,821
Hometown Telephone, LLC (8)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	—	—
I-55 Internet Services, Inc.	Telecommunications	Senior Debt		2,313	2,313
		Warrants to purchase Common Stock	20.0%	366	378
IDS Telcom LLC	Telecommunications	Senior Debt		18,823	18,823
		Warrants to purchase membership interest in LLC	27.8%	2,693	3,087
Images.com, Inc.	Information Services	Senior Debt		3,197	3,197
Information Today, Inc. (1)	Information Services	Senior Debt		8,792	8,792
Jeffrey A. Stern (8)	Other	Senior Debt		45	45
Jenzabar, Inc. (1)	Technology	Senior Debt		20,000	20,000
		Subordinated Debt		10,000	10,000
		Senior Preferred Stock	100.0%	5,000	5,000
		Subordinated Preferred Stock	100.0%	1,098	1,098
		Warrants to purchase Common Stock	18.0%	422	422

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

June 30, 2004

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	June 30, 2004
Portfolio Company				Cost	Fair Value
The Joseph F. Biddle Publishing Company (1)	Newspaper	Senior Debt		$9,505	$9,505
Joseph C. Millstone	Telecommunications	Senior Debt		500	500
Knowledge Learning Corporation	Healthcare	Senior Debt		7,340	7,381
The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt		10,322	10,322
LaGrange Acquisition, L.P.	Oil and Gas	Senior Debt		3,000	3,017
Maidenform, Inc.	Clothing/Textiles	Senior Debt		5,000	5,062
		Subordinated Debt		1,000	1,004
Majesco Holdings Inc. (8) (18)	Leisure Goods	Common Stock	0.1%	57	57
Manhattan	Telecommunications	Senior Debt		13,925	13,925
Telecommunications		Subordinated Debt		12,328	12,328
Corporation (1)		Preferred Stock	100.0%	1,909	1,962
		Warrants to purchase Common Stock	28.0%	2,805	4,162
McGinnis-Johnson Consulting, LLC (1)	Newspaper	Unsecured Note		1,000	1,000
MedAssets, Inc.	Healthcare	Senior Debt		4,822	4,845
		Subordinated Debt		2,500	2,525
The Meow Mix Company	Food Products	Senior Debt		3,784	3,775
Midwest Towers Partners, LLC (1)	Telecommunications	Senior Debt		17,009	17,009
Miles Media Group,	Publishing	Senior Debt		7,954	7,954
Inc. (1)		Warrants to purchase Common Stock	12.3%	20	35
Minnesota Publishers, Inc. (1)	Newspaper	Senior Debt		14,250	14,250
MultiPlan, Inc.	Insurance	Senior Debt		4,988	5,037
NALCO Company	Ecological Services	Senior Debt		4,566	4,635
New Century	Industrial	Common Stock	2.3%	157	48
Companies, Inc. (8)	Equipment	Warrants to purchase Common Stock	0.4%	—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

June 30, 2004

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	June 30, 2004
Portfolio Company				Cost	Fair Value
New Vision Broadcasting, LLC (1)	Broadcasting	Senior Debt		$16,033	$16,033
New Wave Communications, LLC (1)	Cable	Senior Debt		10,848	10,848
nii communications,	Telecommunications	Senior Debt		7,541	7,541
inc. (1)		Common Stock	3.0%	400	170
		Warrants to purchase Common Stock	38.6%	1,218	1,870
Polypore, Inc.	Industrial Equipment	Senior Debt		500	505
Powercom	Telecommunications	Senior Debt		2,113	2,113
Corporation (1)		Warrants to purchase Class A Common Stock	20.0%	278	134
R.R. Bowker LLC (1)	Information Services	Senior Debt		13,700	13,700
Robert N. Snyder	Information Services	Senior Debt		1,300	1,300
Sheridan Healthcare, Inc.	Healthcare	Senior Debt		2,963	3,000
Solo Cup Company	Containers & Glass	Senior Debt		3,491	3,533
Sterigenics International, Inc.	Healthcare	Senior Debt		4,000	4,050
Stonebridge Press, Inc. (1)	Newspaper	Senior Debt		5,203	5,203
SXC Health Solutions, Inc. (1) (16)	Technology	Senior Debt		7,600	7,600
Talk America Holdings,	Telecommunications	Common Stock	0.8%	499	1,617
Inc. (8)		Warrants to purchase Common Stock	0.7%	25	273
TGI Group, LLC (8)	Information Services	Warrants to purchase membership interest in LLC	5.0%	126	5
United Industries Corporation	Farming & Agriculture	Senior Debt		1,496	1,519
U. S. I. Holdings Corporation	Insurance	Senior Debt		1,000	1,010
VS&A-PBI Holding LLC (8)	Publishing	LLC Interest	0.8%	500	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

June 30, 2004

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	June 30, 2004
Portfolio Company				Cost	Fair Value
Waddington North America, Inc.	Containers & Glass	Senior Debt		$4,950	$4,938
Wicks Business Information, LLC	Publishing	Unsecured Note		200	200
Wiesner Publishing	Publishing	Senior Debt		5,314	5,314
Company,		Subordinated Debt		5,561	5,561
LLC (1)		Warrants to purchase membership interest in LLC	15.0%	406	385
WirelessLines II, Inc.	Telecommunications	Senior Debt		380	380
Witter Publishing Co.,	Publishing	Senior Debt		2,537	2,537
Inc.		Warrants to purchase Common Stock	20.0%	146	160
Wyoming Newspapers, Inc. (1)	Newspapers	Senior Debt		15,000	15,000
Total Non-affiliate investments				520,846	525,103

Affiliate investments (12):
All Island Media, Inc.	Newspaper	Senior Debt		7,200	7,200
		Common Stock	8.9%	500	500
Country Media, Inc.	Newspaper	Senior Debt		7,076	7,076
		Common Stock	6.3%	100	147
Executive Enterprise Institute, LLC (8)	Business Services	LLC Interest	10.0%	301	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

June 30, 2004

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	June 30, 2004
Portfolio Company				Cost	Fair Value
Netplexus	Technology	Senior Debt		$1,811	$90
Corporation (1) (8)		Preferred Stock	51.0%	766	—
		Warrants to purchase Class A Common Stock	4.8%	—	—
Sunshine Media	Publishing	Senior Debt		12,933	9,302
Delaware, LLC (1)		Class A LLC Interest	12.8%	564	—
		Warrants to purchase Class B LLC interest	100.0%	—	—
ViewTrust Technology (8)	Technology	Common Stock	7.5%	1	3
Total Affiliate investments				31,252	24,318
Control investments: Non-majority-owned (11):
Creatas, L.L.C. (1)	Information Services	Senior Debt		18,078	18,078
		Investor Class LLC Interest	100.0%	1,273	10,036
		Guaranty ($501)
ETC Group, LLC (13)	Publishing	Senior Debt		1,200	1,184
		Series A LLC Interest	100.0%	650	—
		Series C LLC Interest	100.0%	100	—
Fawcette Technical	Publishing	Senior Debt		12,336	12,336
Publications Holding (1)		Subordinated Debt		3,940	3,940
		Series A Preferred Stock	100.0%	2,569	1,777
		Common Stock	36.0%	—	—
National Systems	Security Alarm	Senior Debt		910	—
Integration, Inc. (3) (4) (7) (8)		Class B-2 Preferred Stock	100.0%	4,409	—
		Common Stock	46.0%	—	—
Platinum Wireless, Inc.	Telecommunications	Senior Debt		875	875
		Common Stock	37.0%	4,640	4,392
		Option to purchase Common Stock	1.5%	272	93
Total Control investments: Non-majority-owned				51,252	52,711

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

June 30, 2004

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	June 30, 2004
Portfolio Company				Cost	Fair Value
Control investments: Majority-owned (10):
Bridgecom Holdings,	Telecommunications	Senior Debt		$23,634	$23,634
Inc. (1) (14)		Preferred Stock	100.0%	38,608	38,608
		Common Stock	100.0%	—	1,433
ClearTel	Telecommunications	Senior Debt		22,320	22,320
Communications,		Subordinated Debt		1,588	1,588
Inc. (1) (17)		Preferred Stock	100.0%	9,196	4,332
		Common Stock	100.0%	540	—
		Guaranty ($275)
Copperstate	Security Alarm	Senior Debt		985	985
Technologies, Inc. (3)		Class A Common Stock	93.0%	2,000	1,212
		Warrants to purchase Class B Common Stock	97.3%	—	—
		Guaranty ($1,000)
Corporate Legal Times	Publishing	Senior Debt		4,626	4,414
L.L.C.		Subordinated Debt		1,338	—
		LLC Interest	90.6%	313	—
Crystal Media Network,	Broadcasting	Senior Debt		699	699
LLC (5)		LLC Interest	100.0%	6,132	4,802
Interactive Business	Security Alarm	Senior Debt		75	75
Solutions, Inc. (4)		Common Stock	100.0%	2,750	724
Superior Publishing	Newspaper	Senior Debt		20,759	20,759
Corporation. (1) (15)		Subordinated Debt		20,405	20,405
		Preferred Stock	100.0%	7,999	8,484
		Common Stock	100.0%	365	654
Telecomm South,	Telecommunications	Senior Debt		3,071	1,142
LLC (2) (8)		LLC Interest	100.0%	11	—
UMAC, Inc. (8)	Publishing	Common Stock	100.0%	10,202	234

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

June 30, 2004

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	June 30, 2004
Portfolio Company				Cost	Fair Value
Working Mother Media,	Publishing	Senior Debt		$7,526	$7,526
Inc. (8)		Class A Preferred Stock	99.1%	11,097	7,364
		Class B Preferred Stock	100.0%	1	—
		Class C Preferred Stock	100.0%	1	—
		Common Stock	51.0%	1	—
		Guaranty ($1,371)
Total Control investments: Majority-owned				196,242	171,394
Total Investments				799,592	773,526
Unearned income				(14,578)	(14,578)

Total Investments net of unearned income				$785,014	$758,948

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2003

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
Portfolio Company				Cost	Fair Value
Non-affiliate investments (less than 5% owned):
21st Century	Newspaper	Subordinated Debt		$22,266	$22,266
Newspapers, Inc.		Common Stock	1.0%	453	667
aaiPharma Inc.	Drugs	Senior Debt		4,875	4,875
The Adrenaline Group, Inc. (8)	Technology	Common Stock	2.7%	—	4
American Consolidated Media Inc. (1)	Newspaper	Senior Debt		19,300	19,300
Auto Europe, LLC	Equipment Leasing	Senior Debt		10,000	10,000
Badoud Enterprises, Inc. (1)	Newspaper	Senior Debt		7,675	7,675
Barcom Electronic Inc.	Security Alarm	Senior Debt		3,393	3,393
Boucher	Publishing	Senior Debt		1,400	1,400
Communications, Inc. (1)		Stock Appreciation Rights		—	340
Bridgecom Holdings,	Telecommunications	Senior Debt		22,114	22,114
Inc. (1) (14)		Warrants to purchase Common Stock	13.0%	2,122	4,364
Brookings Newspapers, L.L.C. (1)	Newspaper	Senior Debt		2,700	2,700
Cambridge Information Group, Inc. (1)	Information Services	Senior Debt		15,450	15,450
CCG Consulting, LLC	Business Services	Senior Debt		1,451	1,451
		Warrants to purchase membership interest in LLC	21.5%	—	—
Community Media Group, Inc. (1)	Newspaper	Senior Debt		10,345	10,345
Connective Corp. (8) (18)	Leisure Goods	Common Stock	0.2%	57	25
Creative Loafing, Inc. (1)	Newspaper	Senior Debt		14,050	14,050
Crescent Publishing Company LLC (1)	Newspaper	Senior Debt		14,304	14,304

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

December 31, 2003

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
Portfolio Company				Cost	Fair Value
Cruz Bay Publishing,	Publishing	Senior Debt		$6,200	$6,200
Inc. (1)		Subordinated Debt		4,035	4,035
Dakota Imaging, Inc.	Technology	Senior Debt		7,062	7,062
		Warrants to purchase Common Stock	9.4%	1,586	1,671
dick clark productions,	Broadcasting	Subordinated Debt		16,479	16,479
inc.		Warrants to purchase Common Stock	5.6%	858	639
		Common Stock	0.4%	150	49
Dowden Health Media, Inc.	Publishing	Senior Debt		700	700
The e-Media Club, LLC (8)	Investment Fund	LLC Interest	0.8%	88	27
FTI Technologies	Technology	Senior Debt		22,450	22,450
Holdings, Inc. (1)		Warrants to purchase Common Stock	4.2%	—	—
Graycom, LLC (8)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	71	74
Hometown Telephone, LLC (8)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	—	—
I-55 Internet Services,	Telecommunications	Senior Debt		2,301	2,301
Inc.		Warrants to purchase Common Stock	7.5%	103	156
IDS Telcom LLC	Telecommunications	Senior Debt		18,823	18,823
		Warrants to purchase membership interest in LLC	27.8%	2,693	3,101
Images.com, Inc.	Information Services	Senior Debt		3,188	1,722
Information Today, Inc. (1)	Information Services	Senior Debt		9,192	9,192
Jeffrey A. Stern (8)	Other	Senior Debt		50	50

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

December 31, 2003

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
Portfolio Company				Cost	Fair Value
The Joseph F. Biddle Publishing Company (1)	Newspaper	Senior Debt		$10,305	$10,305
Joseph C. Millstone	Telecommunications	Senior Debt		500	500
The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt		10,602	10,602
Manhattan	Telecommunications	Senior Debt		13,925	13,925
Telecommunications		Subordinated Debt		12,328	12,328
Corporation (1)		Preferred Stock	100.0%	1,800	1,854
		Warrants to purchase Common Stock	28.0%	2,805	4,021
Marketron International, Inc. (6) (8)	Business Services	Warrants to purchase Common Stock	1.5%	—	—
McGinnis-Johnson Consulting, LLC (1)	Newspaper	Subordinated Debt		10,531	10,531
The Meow Mix Company	Food Products	Senior Debt		4,969	4,969
Midwest Towers Partners, LLC (1)	Telecommunications	Senior Debt		17,009	17,009
Miles Media Group,	Publishing	Senior Debt		7,906	7,906
Inc. (1)		Warrants to purchase Common Stock	12.4%	21	21
Minnesota Publishers, Inc. (1)	Newspaper	Senior Debt		14,250	14,250
New Century	Industrial	Common Stock	2.3%	157	144
Companies, Inc. (8)	Equipment	Warrants to purchase Common Stock	0.4%	—	—
New Vision Broadcasting, LLC (1)	Broadcasting	Senior Debt		13,367	13,367
New Wave Communications, LLC (1)	Cable	Senior Debt		8,804	8,804

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

December 31, 2003

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
Portfolio Company				Cost	Fair Value
nii communications,	Telecommunications	Senior Debt		$7,353	$7,353
inc. (1)		Common Stock	3.0%	400	137
		Warrants to purchase Common Stock	38.5%	1,218	1,501
NOW Communications,	Telecommunications	Senior Debt		4,783	4,125
Inc. (1)		Warrants to purchase Common Stock	10.0%	—	—
Pacific-Sierra Publishing, Inc.	Newspaper	Senior Debt		25,734	25,734
Powercom	Telecommunications	Senior Debt		2,160	2,160
Corporation (1)		Warrants to purchase Class A Common Stock	18.6%	263	211
R.R. Bowker LLC (1)	Information Services	Senior Debt		9,500	9,500
		Warrants to purchase membership interest in LLC	14.0%	882	1,434
Robert N. Snyder	Information Services	Senior Debt		1,300	1,300
Stonebridge Press, Inc. (1)	Newspaper	Senior Debt		5,466	5,466
SXC Health Solutions, Inc. (1) (16)	Technology	Senior Debt		7,600	7,600
Talk America Holdings,	Telecommunications	Common Stock	0.8%	499	2,484
Inc. (8)		Warrants to purchase Common Stock	0.8%	25	474
TGI Group, LLC	Information Services	Senior Debt		6,225	6,225
		Warrants to purchase membership interest in LLC	5.0%	126	—
Tower Resource	Telecommunications	Senior Debt		1,503	1,503
Management, Inc.		Warrants to purchase Common Stock	8.9%	—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

December 31, 2003

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
Portfolio Company				Cost	Fair Value
VS&A-PBI Holding LLC (8)	Publishing	LLC Interest	0.8%	$500	$—
Wicks Business Information, LLC	Publishing	Unsecured Note		200	200
Wiesner Publishing	Publishing	Senior Debt		5,461	5,461
Company,		Subordinated Debt		5,623	5,623
LLC (1)		Warrants to purchase membership interest in LLC	15.0%	406	398
WirelessLines II, Inc.	Telecommunications	Senior Debt		437	437
Witter Publishing Co.,	Publishing	Senior Debt		2,340	2,340
Inc.		Warrants to purchase Common Stock	10.5%	87	78
Wyoming Newspapers, Inc. (1)	Newspaper	Senior Debt		10,378	10,378
Total Non-affiliate investments				477,732	482,112

Affiliate investments (12):
All Island Media, Inc.	Newspaper	Senior Debt		8,000	8,000
		Common Stock	9.1%	500	500
Country Media, Inc.	Newspaper	Senior Debt		7,176	7,176
		Common Stock	6.3%	100	134
Creatas, L.L.C. (1)	Information Services	Senior Debt		17,735	17,735
		Investor Class LLC Interest Guaranty ($501)	100.0%	1,273	2,951
Executive Enterprise Institute, LLC (8)	Business Services	LLC Interest	10.0%	301	—
Netplexus	Technology	Senior Debt		1,817	170
Corporation (1) (8)		Preferred Stock	51.0%	766	—
		Warrants to purchase Class A Common Stock	4.8%	—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

December 31, 2003

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
Portfolio Company				Cost	Fair Value
Sunshine Media	Publishing	Senior Debt		$12,839	$12,516
Delaware,		Class A LLC Interest	12.8%	564	—
LLC (1)		Warrants to purchase Class B LLC interest	100.0%	—	—
ViewTrust Technology (8)	Technology	Common Stock	7.5%	1	1
Total Affiliate investments				51,072	49,183

Control investments: Non-majority-owned (11):
ETC Group, LLC (13)	Publishing	Senior Debt		1,200	1,200
		Series A LLC Interest	100.0%	650	650
		Series C LLC Interest	100.0%	100	100
Fawcette Technical	Publishing	Senior Debt		12,160	12,160
Publications		Subordinated Debt		3,906	3,906
Holding (1)		Series A Preferred Stock	100.0%	2,569	718
		Common Stock	36.0%	—	—
National Systems	Security Alarm	Senior Debt		500	500
Integration, Inc. (3) (4) (7)		Class B-2 Preferred Stock	100.0%	4,409	3,833
		Common Stock	46.0%	—	—
Platinum Wireless, Inc.	Telecommunications	Senior Debt		875	875
		Common Stock	37.0%	4,640	4,519
		Options to purchase Common Stock	1.5%	272	98
Total Control investments: Non-majority-owned				31,281	28,559

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

December 31, 2003

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
Portfolio Company				Cost	Fair Value
Control investments: Majority-owned (10):
AMI	Telecommunications	Senior Debt		$3,100	$237
Telecommunications Corporation (1) (8)		Series A-1 Preferred Stock	82.3%	700	—
		Series A-2 Preferred Stock	100.0%	1,995	—
		Series A-3 Preferred Stock	37.5%	1,100	—
		Common Stock	5.1%	200	—
Biznessonline.com,	Telecommunications	Senior Debt		18,556	18,556
Inc. (1) (17)		Preferred Stock	100.0%	4,864	—
		Common Stock	73.2%	540	—
Copperstate	Security Alarm	Senior Debt		910	910
Technologies, Inc. (3)		Class A Common Stock	93.0%	2,000	2,160
		Class B Common Stock	0.1%	—	1
		Warrants to purchase Class B Common Stock	99.9%	—	1,343
Corporate Legal Times	Publishing	Senior Debt		4,624	4,302
L.L.C.		Subordinated Debt		1,340	—
		LLC Interest	90.6%	313	—
Crystal Media Network, LLC (5)	Broadcasting	LLC Interest	100.0%	6,132	5,149
Interactive Business	Security Alarm	Senior Debt		75	75
Solutions, Inc. (4)		Common Stock	100.0%	2,750	1,351
Superior Publishing	Newspaper	Senior Debt		20,760	20,760
Corporation. (1) (15)		Subordinated Debt		28,000	28,000
		Preferred Stock	100.0%	7,999	7,999
		Common Stock	100.0%	1	1
Telecomm North	Telecommunications	Preferred Stock	100.0%	31,856	31,856
Corp. (14)		Common Stock	100.0%	—	—
Telecomm South,	Telecommunications	Senior Debt		3,292	2,210
LLC (2) (8)		LLC Interest	100.0%	10	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)—(Continued)

December 31, 2003

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (9)	December 31, 2003
Portfolio Company				Cost	Fair Value
UMAC, Inc. (8)	Publishing	Common Stock	100.0%	$10,375	$344
Working Mother	Publishing	Senior Debt		8,026	8,026
Media, Inc. (8)		Class A Preferred Stock	98.8%	8,497	5,808
		Class B Preferred Stock	100.0%	1	—
		Class C Preferred Stock	100.0%	1	—
		Common Stock	51.0%	1	—
Total Control investments: Majority-owned				168,018	139,088
Total Investments				728,103	698,942
Unearned income				(16,416)	(16,416)

Total Investments net of unearned income				$711,687	$682,526

(1)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(2)	In July 2002, we acquired the assets of ValuePage Holdings, Inc. in satisfaction of debt and transferred them to Telecomm South, LLC, which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(3)	In August 2002, we acquired the Arizona division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Copperstate Technologies, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(4)	In October 2002, we acquired the North Carolina division of Intellisec Holdings, Inc. in partial satisfaction of debt and transferred it to Interactive Business Solutions, Inc., which at the time was a wholly owned subsidiary of MCG Finance I, LLC.
(5)	In February 2003, we acquired the assets of NBG Radio Networks, Inc. in satisfaction of debt. The assets are held and operated through Crystal Media Network, LLC, which is a wholly owned portfolio company of MCG Capital Corporation.
(6)	In February 2003, BuyMedia Inc. changed its name to Marketron International, Inc.
(7)	In March 2003, we converted $8,631 of senior debt and $1,262 of debtor in possession financing in Intellisec Holdings, Inc., into preferred and common stock in connection with a plan of reorganization. In March 2003, Intellisec Holdings, Inc. changed its name to National Systems Integration, Inc. In June 2004, National Systems Integration, Inc. ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.
(8)	Non-income producing at the relevant period end.

See notes to consolidated financial statements (unaudited).

(9)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided in that company’s most recent public filings with the SEC.
(10)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(11)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(12)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(13)	In July 2003, we acquired the assets of THE Journal LLC in satisfaction of debt and transferred those assets to a wholly owned subsidiary, ETC Group, LLC. In August 2003, we sold 50% of the equity in ETC Group, LLC to third party investors.
(14)	In December 2003, Telecomm North Corp., a wholly owned portfolio company, entered into an agreement to merge with another of our portfolio companies, Bridgecom Holdings, Inc. The merger was completed in March 2004 with Bridgecom Holdings, Inc. as the surviving corporation.
(15)	In December 2003, Superior Publishing Inc., a wholly owned portfolio company, purchased the stock of one of our portfolio companies, Murphy McGinnis Media, Inc.
(16)	In July 2003, Systems Xcellence USA, Inc. changed its name to SXC Health Solutions, Inc.
(17)	In February, 2004, BiznessOnline.com, Inc. changed its name to ClearTel Communications, Inc.
(18)	In April, 2004, Connective Corp. changed its name to Majesco Holdings Inc.

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

On March 3, 2004, MCG filed a Form N-2 Registration Statement with the Securities and Exchange Commission (“SEC”) which allows MCG to offer, from time to time, 6,320,896 shares of common stock in one or more offerings and allows certain selling shareholders named therein to offer, from time to time, up to 11,679,104 shares of common stock in one or more offerings. In connection with this Registration Statement, on May 21, 2004 MCG raised $56,250 of gross proceeds by selling 3,750,000 shares of common stock at an offering price of $15.00 per share. On June 8, 2004, the underwriters in the May 21, 2004 offering exercised their over-allotment and purchased an additional 562,500 shares of common stock at an offering price of $15.00 per share. As a result of the underwriters exercising their over-allotment, MCG raised an additional $8,438 of gross proceeds.

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

The accompanying financial statements reflect the consolidated accounts of MCG, including MCG-Kagan Research, Inc. and MCG’s special purpose financing subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, and MCG Finance IV, LLC, with all significant intercompany balances eliminated, and the related consolidated results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 2.    Investments

As of June 30, 2004 and December 31, 2003, investments consisted of the following:

	June 30, 2004		December 31, 2003
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$674,243	$663,336	$615,253	$605,551
Investments in equity securities	125,349	110,190	112,850	93,391
Unearned income	(14,578)	(14,578)	(16,416)	(16,416)

Total	$785,014	$758,948	$711,687	$682,526

MCG’s customer base includes primarily small- and medium-sized private companies in the communications, information services, media and technology, including software and technology-enabled business services, industry sectors. The proceeds of the loans to these companies are generally used for buyouts, growth, acquisitions, liquidity, refinancings and restructurings. In addition, we have occasionally made loans to individuals who are principals in these companies where the proceeds are used for or in connection with the operations or capitalization of such companies. Our debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 4% to 14%, a portion of which may be deferred. At June 30, 2004, approximately 88% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 12% were at fixed rates. In addition, approximately 50% of the loan portfolio has floors of between 1.25% and 3% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

At June 30, 2004, approximately 41% of MCG’s loans had detachable warrants or an option to purchase warrants, stock appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return through the potential recognition of capital gains from the sale of such interests. In lieu of cash for loan origination fees, MCG received warrants valued at $2,101 and $1,625 for the six months ended June 30, 2004 and 2003, respectively. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow us, under certain circumstances, to require the portfolio company to register the underlying securities with the SEC after the portfolio company’s initial public offering. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

The composition of MCG’s investments as of June 30, 2004 and December 31, 2003 at cost and fair value was as follows (excluding unearned income):

	June 30, 2004		December 31, 2003
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Senior Debt	$554,239	69.3%	$510,545	70.1%
Subordinated Debt	120,004	15.0%	104,708	14.4%
Equity	115,643	14.5%	99,312	13.6%
Warrants to Acquire Equity	9,706	1.2%	13,538	1.9%
Equity Appreciation Rights	—	0.0%	—	0.0%

Total	$799,592	100.0%	$728,103	100.0%

	June 30, 2004		December 31, 2003
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$544,641	70.4%	$502,183	71.9%
Subordinated Debt	118,695	15.3%	103,368	14.7%
Equity	97,886	12.7%	73,467	10.5%
Warrants to Acquire Equity	11,944	1.5%	19,584	2.8%
Equity Appreciation Rights	360	0.1%	340	0.1%

Total	$773,526	100.0%	$698,942	100.0%

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Set forth below are tables showing the composition of MCG’s portfolio by industry sector (excluding unearned income) at cost and fair value as of June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Media
Newspaper	$208,786	26.1%	$250,895	34.5%
Publishing	109,987	13.8%	102,045	14.0%
Broadcasting	58,994	7.4%	45,790	6.3%
Telecommunications	201,079	25.1%	201,272	27.6%
Other Diversified Sectors	93,464	11.7%	21,948	3.0%
Information Services	60,992	7.6%	64,871	8.9%
Technology	66,290	8.3%	41,282	5.7%

Total	$799,592	100.0%	$728,103	100.0%

	June 30, 2004		December 31, 2003
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$212,049	27.4%	$251,143	35.9%
Publishing	88,533	11.4%	84,432	12.1%
Broadcasting	57,576	7.4%	44,487	6.4%
Telecommunications	190,084	24.6%	192,872	27.5%
Other Diversified Sectors	93,435	12.1%	21,541	3.1%
Information Services	69,635	9.1%	65,509	9.4%
Technology	62,214	8.0%	38,958	5.6%

Total	$773,526	100.0%	$698,942	100.0%

At June 30, 2004, there were $136 of loans greater than 60 days past due compared to $4,175 of loans at December 31, 2003. At June 30, 2004, there were $11,221 of loans on non-accrual, including all $136 of the loans greater than 60 days past due. At December 31, 2003, there were $14,617 of loans on non-accrual, including $50 of the loans greater than 60 days past due.

Note 3.    Borrowings

As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allows us to issue up to $200,000 of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). As of June 30, 2004, $109,690 of the Series 2000-1 Notes were outstanding with one investor and as of December 31, 2003, $130,991 were outstanding with one investor. As of June 30, 2004 and December 31, 2003, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25,000 as part of the $200,000 total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Revolving Credit Facility was secured by $180,322 of commercial loans as of June 30, 2004 and $194,308 of commercial loans as of December 31, 2003. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

amount was a minimum of $75,000 as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. As noted below, on February 12, 2004, the requirement relating to loan charge-offs was eliminated. The Series 2000-1 Notes’ interest was based on a commercial paper rate plus 3.0% prior to February 12, 2004 at which time it was reduced to LIBOR plus 1.5%, and interest is payable monthly.

On February 12, 2004, we entered into an agreement with Wachovia Bank, National Association to amend the revolving credit facility that we had established through MCG Master Trust. The amendment to the Revolving Credit Facility, among other things, provides for the following:

•	a decrease in our borrowing capacity from $200,000 to $130,000, which was reduced to $115,000 on June 30, 2004 and which will further be reduced to $100,000 by September 30, 2004;

•	an extension of the revolving period to September 30, 2004;

•	permits recourse to MCG Capital Corporation itself in the event that the interest and principal payments from the loans we transferred to MCG Master Trust in connection with the Revolving Credit Facility are insufficient to repay the outstanding amount due under the Revolving Credit Facility;

•	eliminates a requirement relating to loan charge-offs at the servicer level that we were previously required to seek a waiver from in February 2003;

•	changes the date on which the holder of the notes issued by MCG Master Trust receives final payment on such notes from June 2020 to September 2009; and

•	reduces the interest rate payable under the Revolving Credit Facility from the commercial paper rate plus 3.0% to LIBOR plus 1.5%.

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

On January 29, 2004, our wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200,000 secured warehouse credit facility with an affiliate of UBS AG. As of June 30, 2004, $70,153 was outstanding under this facility. The warehouse credit facility was secured by $99,977 of commercial loans as of June 30, 2004. We will use the warehouse credit facility to fund our origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, which we

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

intend to securitize using an affiliate of the lender as the exclusive structurer and underwriter or placement agent. Advances under the credit facility bear interest at LIBOR plus 0.50%. The warehouse credit facility operates much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. In addition, the lender will have recourse to MCG Capital Corporation itself in a maximum aggregate amount of $72,000 in the event that the principal and interest payments from the loans transferred to MCG Commercial Loan Trust 2003-1 are insufficient to repay the outstanding amount due to the lender. The warehouse credit facility is cancelable by the lender for cause at any time and has an expiration term of September 24, 2004. The warehouse credit facility is a short-term commitment of capital. If we are unable to consummate the securitization transaction or otherwise arrange for new financing on terms acceptable to us, we will have to curtail our loan origination activities.

On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s commercial loans, totaling $209,136 as of June 30, 2004 and $247,490 as of December 31, 2003. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral. As of June 30, 2004, $142,963 of the Series 2001-1 Notes were outstanding and $173,140 were outstanding as of December 31, 2003. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

The Trust and the Revolving Credit Facility are both funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Amounts outstanding under the Revolving Credit Facility, the Warehouse Credit Facility and the Trust Notes as of June 30, 2004 and December 31, 2003 by interest rate benchmark were as follows:

	June 30, 2004	December 31, 2003
30-day LIBOR	$179,843	$—
90-day LIBOR	142,963	173,140
Commercial Paper Rate	—	130,991

	$322,806	$304,131

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

The following is a summary of the borrowings for the three and six months ended June 30, 2004 and 2003:

(dollars in thousands)	Maximum Outstanding	Average Outstanding	Weighted Average Interest Rate	Interest Rate at Period-End
As of June 30, 2004 and the three months then ended
Trust Notes	$159,297	$146,374	2.0%	2.0%
Revolving Credit Facility	114,938	112,072	2.7	2.8
Warehouse Credit Facility	70,153	46,598	1.6	1.6
Swingline Notes	—	—	—	—

As of June 30, 2003 and the three months then ended
Trust Notes	$207,112	$194,518	2.1%	2.1%
Revolving Credit Facility	147,797	144,851	2.4	2.3
Swingline Notes	—	—	—	—

As of June 30, 2004 and the six months then ended
Trust Notes	$173,140	$154,280	2.0%	2.0%
Revolving Credit Facility	130,991	113,984	2.9	2.8
Warehouse Credit Facility	70,153	23,463	1.6	1.6
Swingline Notes	—	—	—	—

As of June 30, 2003 and the six months then ended
Trust Notes	$240,120	$204,427	2.2%	2.1%
Revolving Credit Facility	148,325	140,146	2.5	2.3
Swingline Notes	—	—	—	—

Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans the Company may leverage as collateral, the unused amount under the Revolving Credit Facility totaled $5,310 and $69,009 at June 30, 2004 and December 31, 2003, respectively. Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans the Company may leverage as collateral, the unused amount under the Warehouse Credit Facility totaled $129,847 at June 30, 2004.

Note 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic
Net income	$17,643	$8,989	$19,740	$17,886
Weighted average common shares outstanding	39,650	30,121	38,736	30,095
Earnings per common share-basic	$0.44	$0.30	$0.51	$0.59
Diluted
Net income	$17,643	$8,989	$19,740	$17,886
Weighted average common shares outstanding	39,650	30,121	38,736	30,095
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	30	—	68	—

Weighted average common shares and common stock equivalents	39,680	30,121	38,804	30,095
Earnings per common share-diluted	$0.44	$0.30	$0.51	$0.59

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

Note 5.    Employee Stock Plans

During the first quarter of 2004, as part of our review of executive compensation, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers through their respective amended and restated restricted stock agreements. As a result, we recorded additional paid-in-capital and unearned compensation—restricted stock of $11,570 and $(11,570), respectively, and we also recorded long-term incentive compensation expense of $4,003 during the first quarter. The net effect of these modifications was to decrease stockholders’ equity by $4,003. The stock compensation expense would not have changed if SFAS No. 123 “Accounting for Stock-Based Compensation” was applied.

In addition, our compensation committee agreed to allow the restrictions on certain shares of restricted stock to lapse. As a result, the Tier I and Tier II shares held by certain of our executive officers will vest immediately upon full repayment of the loans that are secured by the restricted stock. As of June 30, 2004, none of these executives had repaid these loans and, therefore, there was no additional expense recorded during the quarter related to these modifications.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 6.    Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
Per Share Data:
Net asset value at beginning of period (1)	$11.98	$11.56
Net operating income before investment gains and losses (2)	0.57	0.75
Net realized losses on investments (2)	(0.15)	(0.72)
Net change in unrealized appreciation on investments (2)	0.09	0.56

Net income	0.51	0.59
Dividends declared	(0.84)	(0.81)
Antidilutive effect of stock offering on distributions	0.08	—
Antidilutive effect of distributions recorded as compensation expense (2)	0.03	0.04

Net decrease in stockholders’ equity resulting from distributions	(0.73)	(0.77)
Issuance of shares	2.70	—
Dilutive effect of share issuances and unvested restricted stock	(2.54)	(0.02)
Net increase in shareholders’ equity from restricted stock amortization (2)	0.17	0.06

Net increase in stockholders’ equity relating to share issuances	0.33	0.04

Net asset value at end of period (1)	$12.09	$11.42

Per share market value at end of period	$15.38	$14.51
Total return (3)	-17.20%	42.34%
Shares outstanding at end of period	43,047	31,252
Ratio/Supplemental Data:
Net assets at end of period	$520,268	$356,881
Ratio of operating expenses to average net assets (annualized)	9.52%	8.47%
Ratio of net operating income to average net assets (annualized)	9.37%	12.33%

(1)	Based on total shares outstanding.
(2)	Based on average shares outstanding.
(3)	For 2004, total return equals the increase of the ending market value over the December 31, 2003 price of $19.59 per share plus dividends paid ($0.84 per share), divided by the beginning price. For 2003, total return equals the increase of the ending market value over the December 31, 2002 price of $10.77 per share plus dividends paid ($0.82 per share), divided by the beginning price. Total return is not annualized.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of June 30, 2004, including the consolidated schedules of investments, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003 and the consolidated statements of stockholders’ equity, and statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2003, including the consolidated schedules of investments, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 10, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, including the schedules of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst and Young LLP

McLean, Virginia

July 29, 2004

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

The total portfolio value of our investments was $773.5 million and $698.9 million at June 30, 2004 and December 31, 2003, respectively (exclusive of unearned income). During the first six months of 2004 we made investments in 21 new portfolio companies, including companies in diversified sectors (sectors other than communications, information services, media and technology), totaling $126.6 million and several follow on investments in existing customers representing $43.2 million. The increase in investments during 2003 and the first six months of 2004 was primarily due to newly originated debt and equity investments. In addition, during 2003 a higher proportion of our new origination activity was in the form of equity securities, which included new investments of $44.1 million to control companies. Early pay-offs and sales of securities for the first six months of 2004 totaled $55.7 million and were due primarily to pay-offs of $30.4 million from two portfolio companies in the newspaper industry, $9.0 million from three portfolio companies in the telecommunications industry and $9.5 million from two portfolio company in the technology industry. Early pay-offs and sales of securities in 2003 totaled $108.1 million and were primarily due to pay-offs of $42.5 million from six companies in the publishing industry and $46.5 million from four companies in the broadcasting industry.

Total portfolio investment activity for the six months ended June 30, 2004 and year ended December 31, 2003, was as follows (exclusive of unearned income):

(dollars in millions)	Six Months Ended June 30, 2004	Year Ended December 31, 2003
Beginning Portfolio	$698.9	$688.9
Originations/Draws/Advances on Loans	162.1	115.3
Originations/Warrants Capitalized on Equity (a)	22.3	77.5
Gross Payments/Reductions (a)	(51.6)	(69.1)
Early Pay-offs/Sales of Securities	(55.7)	(108.1)
Realized Gains	4.8	4.7
Realized (Losses)	(10.4)	(24.3)
Unrealized Appreciation on Investments	26.3	35.1
Unrealized Depreciation on Investments	(23.2)	(21.1)

Ending Portfolio	$773.5	$698.9

(a)	Included in these amounts is the conversion of $4.8 million and $21.4 million of debt to equity in connection with certain restructurings for the six months ended June 30, 2004 and year ended December 31, 2003, respectively.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2004 and December 31, 2003 (excluding unearned income):

	June 30, 2004		December 31, 2003
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$544.6	70.4%	$502.2	71.9%
Subordinated Debt	118.7	15.3%	103.4	14.7%
Equity	97.9	12.7%	73.4	10.5%
Warrants to Acquire Equity	11.9	1.5%	19.6	2.8%
Equity Appreciation Rights	0.4	0.1%	0.3	0.1%

	$773.5	100.0%	$698.9	100.0%

Set forth below is a table showing the composition of MCG’s portfolio by industry sector at fair value at June 30, 2004 and December 31, 2003 (excluding unearned income):

	June 30, 2004		December 31, 2003
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$212.1	27.4%	$251.1	35.9%
Publishing	88.5	11.4%	84.4	12.1%
Broadcasting	57.6	7.4%	44.5	6.4%
Telecommunications	190.1	24.6%	192.9	27.5%
Other Diversified Sectors	93.4	12.1%	21.5	3.1%
Information Services	69.6	9.1%	65.5	9.4%
Technology	62.2	8.0%	39.0	5.6%

	$773.5	100.0%	$698.9	100.0%

Asset Quality

Asset quality is generally a function of economic conditions, our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of June 30, 2004 and December 31, 2003, net unrealized depreciation on investments totaled $26.1 million and $29.2 million, respectively. For additional information on the change in unrealized depreciation on investments, see the section entitled “Net Investment Gains and Losses”.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2004 and December 31, 2003 (excluding unearned income):

(dollars in millions)
	June 30, 2004		December 31, 2003
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$238.1	30.8%	$234.5	33.5%
2	328.9	42.5%	255.4	36.5%
3	141.2	18.3%	161.9	23.2%
4	63.0	8.1%	38.8	5.6%
5	2.3	0.3%	8.3	1.2%

	$773.5	100.0%	$698.9	100.0%

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. The increase in investments with a 2 rating was primarily due to origination activity in the period. At June 30, 2004, of the investments with a 5 rating, $1.2 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $49.5 million were loans, of which $9.2 million were on non-accrual. At December 31, 2003, of the investments with a 5 rating, $2.6 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $32.3 million were loans, of which $12.0 million were on non-accrual. The increase in investments with a 4 rating is due primarily to the downgrade of one investment in the technology sector.

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

At June 30, 2004 and December 31, 2003, there were $0.1 million and $4.2 million, respectively, of loans, or approximately 0.02% and 0.6%, respectively, of the investment portfolio, greater than 60 days past due. At June 30, 2004, $11.2 million of loans, including all of the loans greater than 60 days past due, were on non-accrual status, which represented 1.5% of the investment portfolio. At December 31, 2003, $14.6 million of loans, including $0.1 million of the loans greater than 60 days past due, were on non-accrual status, which represented 2.1% of the investment portfolio. The non-accrual and past due loans at June 30, 2004 and December 31, 2003 primarily represented borrowers in the publishing, telecommunications and paging businesses. Portions of the trade publishing industry, which are dependent on financial, technology or telecommunications advertising, experienced sluggish advertising revenue. Certain companies in the telecommunications industry have suffered from competitive pressure from low cost and prepaid cellular calling plans.

At June 30, 2004, of the $140.0 million of loans to our controlled portfolio companies, $11.1 million were on non-accrual status. At December 31, 2003, of the $101.7 million of loans to our controlled portfolio companies, $14.4 million were on non-accrual status. As of June 30, 2004, of the $23.7 million of loans to other affiliates, $0.1 million were on non-accrual status. As of December 31, 2003, of the $45.6 million of loans to other affiliates, $0.2 million were on non-accrual status.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2004 and 2003

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

The change in operating income for the three and six months ended June 30, 2004 compared to the same periods in 2003 is attributable to the following items:

(dollars in thousands)	Three Months Ended June 30, 2004 vs. 2003	Six Months Ended June 30, 2004 vs. 2003
Change due to:
Increase (decrease) in assets (a)	$134	$(1,716)
Change in LIBOR (a)	99	(223)
Change in spread (a)	(2,343)	(1,359)
Increase in loan fee and dividend income	2,147	3,996
Increase in advisory fees and other income	3,111	6,116

Total change in operating income	$3,148	$6,814

(a)	The change in interest income due to change in LIBOR, change in spread and loan growth has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating income for the second quarter of 2004 was $22.8 million, an increase of $3.1 million or 16% compared to the second quarter of 2003. Total operating income is primarily comprised of interest and dividend income on investments. Interest and dividend income of $18.8 million for the second quarter of 2004 increased by less than 1% from the second quarter of 2003. An increase in dividend income was offset by a decrease in interest income on loans. The increase in dividend income was primarily related to dividends on preferred stock of one of our control investments, Bridgecom Holdings, Inc. The decrease in interest income on loans was due primarily to a lower average yield on the loan portfolio. The lower yield is the result of investment activity which includes originating some loans in diversified sectors (sectors other than communications, information services, media and technology) and the impact of nonaccrual of interest on certain loans. The loans in diversified sectors are generally lower risk and yield lower interest rates which accounted for approximately $0.9 million of the change in spread. We have originated these loans to enhance our diversification to reduce overall portfolio risk and to achieve better execution on our debt financing. Although loans increased from $597.1 million at June 30, 2003 to $674.2 million at June 30, 2004, the average loan balance and interest income for the second quarter of 2004 did not reflect the full impact of the growth due to the concentration of 2004 origination activity toward the end of the period. Advisory fees and other income increased $3.1 million from the second quarter of 2003 to the second quarter of 2004 due primarily to research revenues from our subsidiary Kagan Research, LLC, which we acquired in the first quarter of 2004, and management fees from one of our control investments, Bridgecom Holdings, Inc.

Total operating income for the first six months of 2004 was $45.0 million, an increase of $6.8 million or 18% compared to the first six months of 2003. Total operating income is primarily comprised of interest and dividend income on investments. Interest and dividend income of $37.3 million for the first six months of 2004 increased 2% from the first six months of 2003. An increase in dividend income was partially offset by a decrease in interest income on loans. The increase in dividend income was primarily related to dividends on preferred stock of one of our control investments, Bridgecom Holdings, Inc. The decrease in interest income on loans was due partially to a lower average loan balance during the 2004 period compared to the 2003 period and a lower average yield on the loan portfolio. The lower yield is primarily attributable to investment activity which includes originating some loans in diversified sectors. These loans generally are lower risk and yield lower interest rates which accounted for approximately $1.2 million of the change in spread. We have originated these loans to enhance our diversification to reduce overall portfolio risk and to achieve better execution on our debt financing. Although loans increased from $597.1 million at June 30, 2003 to $674.2 million at June 30, 2004, the average loan balance and interest income for the first six months of 2004 did not reflect the full impact of the growth due to the concentration of 2004 origination activity toward the end of the period. Advisory fees and other income increased $6.1 million from the first six months of 2003 to the first six months of 2004 due to an increase in advisory services provided to new and existing customers compared to the prior year’s period, research revenues from Kagan Research, LLC and management fees from one of our control investments, Bridgecom Holdings, Inc.

Operating Expenses

Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

The change in operating expenses for the three and six months ended June 30, 2004 compared to the same periods in 2003 is attributable to the following items:

(dollars in thousands)	Three Months Ended June 30, 2004 vs. 2003	Six Months Ended June 30, 2004 vs. 2003
Change due to:
Decrease in borrowings (a)	$(199)	$(617)
Change in LIBOR (a)	55	(127)
Change in spread (a)	(91)	177
Debt cost amortization	19	7
Salaries and benefits	1,186	2,187
Long-term incentive compensation	627	4,652
General and administrative expense	761	850

Total change in operating expense	$2,358	$7,129

(a)	The change in interest expense due to decrease in borrowings, change in LIBOR, and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating expenses for the second quarter of 2004 were $10.3 million, an increase of $2.4 million or 30% compared to the second quarter of 2003. Total operating expenses for the first six months of 2004 were $22.7 million, an increase of $7.1 million or 46% compared to the first six months of 2003. Total operating expenses are comprised of three components: (1) interest expense, (2) salaries and benefits and general and administrative expenses, and (3) long-term incentive compensation.

Interest expense declined by 9% to $2.1 million in the second quarter of 2004 compared to $2.3 million in the second quarter of 2003 and interest expense declined by 12% to $4.2 million for the first six months of 2004 compared to $4.7 million for the first six months of 2003. The decrease in both periods is primarily attributable to a decrease in average borrowings.

Salaries and benefits and general and administrative expenses increased 47% from $4.2 million in the second quarter of 2003 to $6.1 million in the second quarter of 2004. Of this change, $1.2 million related to salaries and benefits and $0.7 million related to general and administrative expenses. For the first six months of 2004 compared to the same period in 2003, these expenses increased 39% from $7.8 million in 2003 to $10.8 million in 2004. Of this change, $2.2 million related to salaries and benefits and $0.8 million related to general and administrative expenses. In comparing both the quarter and year-to-date periods, the increases are primarily due to higher accrual of variable annual incentive compensation expense and salaries and benefits and general and administrative expenses associated with Kagan Research, LLC.

Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and the treatment of dividends on all shares securing employee loans as compensation. During the first quarter of 2004, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers. Long-term incentive compensation totaled $2.1 million and $7.7 million for the second quarter and first six months of 2004, respectively, compared to $1.5 million and $3.0 million for the second quarter and first six months of 2003, respectively. The increases in long-term incentive compensation are primarily due to the modifications made during the first quarter of 2004.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses (NOI) for the quarter ended June 30, 2004 totaled $12.5 million, an increase of 7% compared with $11.7 million for the same quarter of 2003. NOI for the six months ended June 30, 2004 totaled $22.3 million, a decrease of 1% compared with $22.6 million for the six months ended June 30, 2003.

Net Investment Gains and Losses

Net investment gains (losses) totaled $5.2 million and ($2.6) million for the second quarter and first six months of 2004, respectively, compared to ($2.7) million and ($4.7) million for the same respective periods of 2003. Net investment gains for the second quarter of 2004 were primarily attributable to gains and appreciation on investments in the Information Services and Newspapers industries, partially offset by losses and depreciation primarily in the Security Alarm and Publishing industries. Net investment losses for the first six months of 2004 related primarily to losses and depreciation in the Security Alarm, Technology and Publishing industries partially offset by gains and appreciation in the Information Services and Newspaper industries. See the tables below for more detail on net investment gains and losses. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our realized gains and losses on investments for the three and six months ended June 30, 2004 and 2003:

MCG Capital Corporation

Summary of Realized Gains and Losses on Investments

(dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
Portfolio Company	Sector	2004	2003	2004	2003
Realized gains (losses) on loans
VS&A-PBI Holding LLC	Publishing	$—	$—	$—	$(7,901)
National Systems Integration, Inc.	Security Alarm	—	—	—	(5,812)
AMI Telecommunications Corporation	Telecommunications	(2,994)	—	(2,994)	(5,585)
Rising Tide Holdings, Inc.	Publishing	—	(2,675)	—	(2,675)
FTI Technologies Holdings, Inc.	Technology	(2,533)	—	(2,533)	—
NBG Radio Network, Inc.	Broadcasting	—	—	—	(398)
ClearTel Communications, Inc.	Telecommunications	(669)	—	(669)	—
aaiPharma Inc.	Drugs	13	—	(278)	—
Other		5	—	42	—

		(6,178)	(2,675)	(6,432)	(22,371)

Realized gains (losses) on equity investments
AMI Telecommunications Corporation	Telecommunications	(3,995)	—	(3,995)	—
Bridgecom Holdings, Inc.	Telecommunications	—	—	2,158	—
R.R. Bowker LLC	Information Services	2,268	—	2,268	—
Dakota Imaging, Inc.	Technology	331	—	331	—
Talk America Holdings, Inc.	Telecommunications	—	832	—	832

		(1,396)	832	762	832

Net realized gains (losses) on investments		$(7,574)	$(1,843)	$(5,670)	$(21,539)

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the three and six months ended June 30, 2004 and 2003:

MCG Capital Corporation

Summary of Net Change in Unrealized Appreciation and Depreciation on Investments

(dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
Portfolio Company	Sector	2004	2003	2004	2003
Unrealized appreciation on loans
Images.com, Inc.	Information Services	$241	$—	$1,466	$—
Other		269	133	726	179

		510	133	2,192	179
Unrealized appreciation on equity investments
21st Century Newspapers, Inc.	Newspaper	2,234	—	2,226	47
Fawcette Technical Publications Holding	Publishing	582	—	1,059	—
NII Communications, Inc.	Telecommunications	190	130	403	179
Superior Publishing Corporation	Newspaper	480	—	774	—
Bridgecom Holdings, Inc.	Telecommunications	1,433	421	1,433	1,111
Creatas, L.L.C.	Information Services	6,852	2,657	7,085	2,954
Talk America Holdings, Inc.	Telecommunications	—	1,677	—	2,511
SXC Health Solutions, Inc.	Technology	—	631	—	631
Other		219	414	1,043	666

		11,990	5,930	14,023	8,099

Unrealized appreciation on investments		12,500	6,063	16,215	8,278
Unrealized depreciation on loans
AMI Telecommunications Corporation	Telecommunications	—	(1,720)	—	(1,720)
FTI Technologies Holdings, Inc.	Technology	—	—	(4,125)	—
Sunshine Media Delaware, LLC	Publishing	(1,884)	(415)	(3,308)	(415)
National Systems Integration, Inc.	Security Alarm	(910)	—	(910)	—
Netplexus Corporation	Technology	(74)	(647)	(74)	(647)
Corporate Legal Times L.L.C.	Publishing	—	(384)	—	(501)
NOW Communications, Inc.	Telecommunications	—	(465)	—	(465)
Telecomm South, LLC	Telecommunications	(399)	—	(847)	—
Images.com, Inc.	Information Services	—	(437)	—	(821)
Other		(523)	(194)	(177)	(267)

		(3,790)	(4,262)	(9,441)	(4,836)
Unrealized depreciation on equity investments
AMI Telecommunications Corporation	Telecommunications	—	(2,695)	—	(2,695)
Copperstate Technologies, Inc.	Security Alarm	(62)	—	(2,292)	—
Crystal Media Network, LLC	Broadcasting	(347)	—	(347)	—
Biznessonline.com, Inc.	Telecommunications	—	—	—	(2,001)
Talk America Holdings, Inc.	Telecommunications	(205)	—	(1,068)	—
Working Mother Media, Inc.	Publishing	(267)	(687)	(1,044)	(1,184)
Platinum Wireless, Inc.	Telecommunications	(264)	—	(132)	—
ETC Group, LLC	Publishing	(2)	—	(750)	—
Interactive Business Solutions, Inc.	Security Alarm	—	(389)	(627)	(270)
National Systems Integration, Inc.	Security Alarm	(2,578)	(258)	(3,833)	(575)
Other		(498)	(994)	(258)	(1,186)

		(4,223)	(5,023)	(10,351)	(7,911)

Unrealized depreciation on investments		(8,013)	(9,285)	(19,792)	(12,747)
Reversal of unrealized (appreciation) depreciation*
Bridgecom Holdings, Inc.	Telecommunications	—	—	(2,242)	—
Dakota Imaging, Inc.	Technology	(331)	—	(331)	—
FTI Technologies Holdings, Inc.	Technology	2,533	—	2,533	—
Talk America Holdings, Inc.	Telecommunications	—	(365)	—	(365)
NBG Radio Network, Inc.	Broadcasting	—	—	—	574
RR Bowker	Information Services	(794)	—	(794)	—
Rising Tide Holdings, Inc.	Publishing	—	2,735	—	2,735
AMI Telecommunications Corporation	Telecommunications	6,848	—	6,848	5,143
National Systems Integration, Inc.	Security Alarm	—	—	—	5,276
VS&A-PBI Holding LLC	Publishing	—	—	—	7,901
NOW Communications, Inc.	Telecommunications	—	—	658	—

Reversal of unrealized depreciation		8,256	2,370	6,672	21,264

Net change in unrealized depreciation on investments		$12,743	$(852)	$3,095	$16,795

*	When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

Net Income

Net income totaled $17.6 million for the quarter ended June 30, 2004 compared to $9.0 million for the quarter ended June 30, 2003. Earnings per share for the quarter ended June 30, 2004 increased to $0.44 from $0.30 primarily due to the change in net investment gains and losses. For the six months ended June 30, 2004, net income totaled $19.7 million compared to $17.9 million for the six months ended June 30, 2003. However, earnings per share decreased for the six months ended June 30, 2004 from $0.59 to $0.51 due primarily to a higher number of shares outstanding during the first six months of 2004.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Cash, Securitization Accounts

At June 30, 2004 and December 31, 2003, we had $58.4 million and $60.1 million, respectively, in cash and cash equivalents. In addition, at June 30, 2004 and December 31, 2003, we had $31.2 million and $33.4 million, respectively, in cash, securitization accounts. We invest cash on hand in interest bearing deposit accounts with daily sweep features. We have maintained adequate cash balances to support ongoing origination activity and follow-on investments in portfolio companies. Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans. We are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Our objective is to maintain sufficient cash on hand to cover current funding requirements, operations and to maintain flexibility as we manage our debt facilities.

For the first six months of 2004, net cash provided by operating activities totaled $27.1 million, an increase of $10.6 million over the prior year’s first six months amount. This increase was due primarily to higher cash receipts of previously deferred payment-in-kind interest during the first six months of 2004 as compared to the first six months of 2003. Cash used in investing and financing activities totaled $28.8 million compared with a net provision of cash in the first six months of 2003 of $28.8 million. These changes were principally due to higher investment originations in 2004 partially offset by issuance of common stock.

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

On March 3, 2004, we filed a registration statement on Form N-2 with the Securities and Exchange Commission (“SEC”) which allows us to offer, from time to time, 6,320,896 shares of common stock in one or more offerings and allows certain selling shareholders named therein to offer, from time to time, up to 11,679,104 shares of common stock in one or more offerings. In connection with this Registration Statement, on May 21, 2004 we raised $56.3 million of gross proceeds by selling 3,750,000 shares of common stock at an offering price of $15.00 per share. On June 8, 2004, the underwriters in the May 21, 2004 offering exercised their over-allotment and purchased an additional 562,500 shares of common stock at an offering price of $15.00 per share. As a result of the underwriters exercising their over-allotment, we raised an additional $8.4 million of gross proceeds.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of June 30, 2004, this ratio was 265%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets.

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

As of June 30, 2004, we had unused commitments to extend credit to our customers of $11.0 million, which are not reflected on our balance sheet. At the same time, subject to certain minimum equity restrictions and other covenants and limitations which include restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amounts we can draw on our Revolving Credit Facility and our Warehouse Credit Facility, the unused portion of our borrowing facilities totaled $135.2 million. See “Borrowings” section below for discussion of our borrowing facilities.

Contractual Obligations

The following table shows our significant contractual obligations as of June 30, 2004:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (b)	$322.8	$224.9	$97.9	$—	$—
Future minimum rental obligations	13.7	1.5	3.1	3.1	6.0

Total contractual obligations	$336.5	$226.4	$101.0	$3.1	$6.0

(a)	This excludes the unused commitments to extend credit to our customers of $11.0 million as discussed above.
(b)	Borrowings under the Warehouse Credit Facility and the Revolving Credit Facility are listed based on the contractual maturity of the respective facility. Repayments of the Series 2001-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

Borrowings

Term Securitization

On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes to 15 institutional investors. The facility is secured by all of the Trust’s commercial loans which were contributed by us and totaled $209.1 million as of June 30, 2004 and $247.5 million as of December 31, 2003. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poors, Moody’s and Fitch, respectively. As of June 30, 2004, $143.0 million of the Series 2001-1 Notes were outstanding and $173.1 million were outstanding as of December 31, 2003. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

Revolving Credit Facility

As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allowed us to issue up to $200.0 million of Series 2000-1 Class A Notes (the “Series

2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). On February 12, 2004, the Revolving Credit Facility was amended (see separate discussion below) under which our borrowing capacity decreased from $200.0 million to $130.0 million. As of June 30, 2004, $109.7 million of the Series 2000-1 Notes were outstanding with one investor and, as of December 31, 2003, $131.0 million were outstanding with one investor. As of June 30, 2004 and December 31, 2003, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which is part of the Revolving Credit Facility, that allows us to borrow up to $25.0 million as part of the $200.0 million total facility limit for a period of up to four days. The Swingline Notes are repaid through the issuance of Series 2000-1 Notes. The Revolving Credit Facility was secured by $180.3 million of commercial loans as of June 30, 2004 and $194.3 million of commercial loans as of December 31, 2003. We are subject to certain limitations on the amount of Series 2000-1 Notes we may issue at any point in time including the requirement for a minimum amount of unleveraged loans that serve as collateral for the indebtedness. Such amount was a minimum of $75.0 million as of July 8, 2002 and thereafter. We are also subject to limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of Series 2000-1 notes we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the facility, and limit further advances under the facility, and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. As noted below, on February 12, 2004, the requirement relating to loan charge-offs was eliminated. The Series 2000-1 Notes’ interest was based on a commercial paper rate plus 3.0% prior to February 12, 2004 at which time it was reduced to LIBOR plus 1.5%. Interest is payable monthly.

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

On February 12, 2004, we entered into an agreement with Wachovia Bank, National Association to amend the Revolving Credit Facility that we had established through MCG Master Trust. The amendment to the Revolving Credit Facility, among other things, provides for the following:

•	a decrease in our borrowing capacity from $200.0 million to $130.0 million, which was reduced to $115.0 million on June 30, 2004 and which will further be reduced to $100.0 million by September 30, 2004;

•	an extension of the revolving period to September 30, 2004;

•	permits recourse to MCG Capital itself in the event that the interest and principal payments from the loans we transferred to MCG Master Trust in connection with the revolving credit facility are insufficient to repay the outstanding amount due under the Revolving Credit Facility;

•	eliminates a requirement relating to loan charge-offs at the servicer level that we were previously required to seek a waiver from in February 2003;

•	changes the date on which the holder of the notes issued by MCG Master Trust receives final payment on such notes from June 2020 to September 2009; and

•	reduces the interest rate payable under the Revolving Credit Facility from the commercial paper rate plus 3.0% to LIBOR plus 1.5%.

Warehouse Facility

On January 29, 2004, our wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200 million secured warehouse credit facility with an affiliate of UBS AG. As of June 30, 2004, $70.2 million was outstanding under this facility. The warehouse credit facility was secured by $100.0 million of commercial loans as of June 30, 2004. We will use the warehouse credit facility to fund our origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, which we intend to securitize using an affiliate of the lender as the exclusive structurer and underwriter or placement agent. Advances under the credit facility bear interest at LIBOR plus 0.50%. The warehouse credit facility operates much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. In addition, the lender will have recourse to MCG Capital Corporation itself in a maximum aggregate amount of $72 million in the event that the principal and interest payments from the loans transferred to MCG Commercial Loan Trust 2003-1 are insufficient to repay the outstanding amount due to the lender. The warehouse credit facility is cancelable by the lender for cause at any time and has an expiration term of September 24, 2004. The warehouse credit facility is a short-term commitment of capital. If we are unable to consummate the securitization transaction or otherwise arrange for new financing on terms acceptable to us, we will have to curtail our loan origination activities.

Outstanding Borrowings

Our $115 million Revolving Credit Facility is scheduled to terminate on September 30, 2009, or sooner upon repayment of our borrowings thereunder after September 30, 2004. Our $265.2 million securitization facility is scheduled to terminate on February 20, 2013 or sooner upon repayment of our borrowings. Our $200 million secured warehouse facility with an affiliate of UBS AG is scheduled to terminate on September 24, 2004.

At June 30, 2004, we had aggregate outstanding borrowings of $322.8 million. The following table shows the facility amounts and outstanding borrowings at June 30, 2004:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate (a)
Term Securitization
Series 2001-1 Class A Asset Backed Bonds	$107.6	$107.6	1.75%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	2.90
Revolving Credit Facilty
Series 2000-1 Class A Asset Backed Securities	115.0	109.7	2.74
Warehouse Facilty
Warehouse Facilty Notes	200.0	70.1	1.61

Total borrowings	$458.0	$322.8	2.18%

(a)	Excludes the cost of commitment fees and other facility fees.

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

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount
July 22, 2004	August 20, 2004	October 28, 2004	$0.42
April 22, 2004	May 7, 2004	July 29, 2004	0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42
December 16, 2003	December 31, 2003	January 29, 2004	0.42
August 6, 2003	August 18, 2003	October 30, 2003	0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$5.53

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

Paid-in-Kind Interest

In accordance with GAAP, we include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. However, in certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $18.2 million or 2.4% of our portfolio of investments as of June 30, 2004 and $27.3 million or 3.9% of our portfolio of investments as of December 31, 2003.

PIK related activity for the six months ended June 30, 2004 and the year ended December 31, 2003 was as follows:

(in millions)	Six Months Ended June 30, 2004	Year Ended December 31, 2003
Beginning PIK loan balance	$27.3	$27.2
PIK interest earned during the period	4.9	18.3
Change in interest receivable on PIK loans	(0.1)	0.1
Principal payments of cash on PIK loans	(9.2)	(7.0)
PIK loans converted to other securities	(4.7)	(10.9)
Realized loss	—	(0.4)

Ending PIK loan balance	$18.2	$27.3

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers had been applied first to any PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $5.8 million of payments would have been applied against the June 30, 2004 PIK loan balance of $18.2 million and an additional $6.6 million of payments would have been applied against the December 31, 2003 PIK loan balance of $27.3 million.

As of June 30, 2004, 98% of the $18.2 million of PIK loans outstanding have an investment rating of 3 or better and as of December 31, 2003, 93% of the $27.3 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $14.6 million and $16.4 million of unearned income as of June 30, 2004 and December 31, 2003, respectively.

Unearned fee activity for the six months ended June 30, 2004 and year ended December 31, 2003 was as follows:

	Six Months Ended June 30, 2004			Year Ended December 31, 2003
(in millions)	Cash Received	Equity Interest and Future Receivables	Total	Cash Received	Equity Interest and Future Receivables	Total
Beginning unearned income balance	$5.6	$10.8	$16.4	$8.3	$4.5	$12.8
Additional fees	1.3	2.2	3.5	1.8	10.6	12.4
Unearned income recognized	(1.6)	(3.3)	(4.9)	(2.9)	(4.1)	(7.0)
Unearned fees applied against loan balance	(0.4)	—	(0.4)	(1.6)	(0.2)	(1.8)

Ending unearned income balance	$4.9	$9.7	$14.6	$5.6	$10.8	$16.4

(a)	When a loan is paid off at an amount below our cost basis, we apply any fees received that have not been recognized as income against the outstanding loan amount to reduce the cost basis, which has the effect of reducing any realized loss.

Other Fees

In certain investment transactions, we perform investment banking and other advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

Valuation of Investments

At June 30, 2004, approximately 89% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Stock-based Compensation

We account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For restricted common stock issued to employees for whom no return-based criteria apply, compensation expense, equal to the value of the shares at the later of the grant date or the date at which all return-based forfeiture provisions lapsed or were removed, is recorded over the term of the forfeiture provisions. See Note 5 to the Consolidated Financial Statements for further discussion of our employee stock plans.

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties equaled $489.4 million at June 30, 2004 and $441.8 million at December 31, 2003. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on our operations or financial position. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Recent Developments

On July 22, 2004, we announced that we have named Michael R. McDonnell as Executive Vice President and Chief Financial Officer of MCG. Mr. McDonnell will start with MCG on September 1, 2004, at which time Janet Perlowski will step down as Executive Vice President and Chief Financial Officer.

On August 4, 2004, we announced that we have named Kim D. Kelly as an additional Independent Director effective August 1, 2004.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Over 87% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 50% of our loan portfolio has a LIBOR floor, at various levels. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR. At June 30, 2004, the rate spread to LIBOR of our accruing loans and yielding equity investments was 11.1%.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$88.0	$—	$93.0	$—
Prime Rate	8.5	—	1.3	—
30-Day LIBOR	36.5	179.8	20.9	—
60-Day LIBOR	12.3	—	7.4	—
90-Day LIBOR	497.0	143.0	481.6	173.1
180-Day LIBOR	30.9	—	—	—
Commercial Paper Rate	—	—	—	131.0
Fixed Rate	78.1	—	94.4	—

Total	$751.3	$322.8	$698.6	$304.1

Based on our June 30, 2004 balance sheet, the following table shows the impact of base rate changes in interest rates assuming no changes in our investment and borrowing structure. The impact of an additional 100 basis point increase is different from the first 100 basis point increase due to the imposition of LIBOR floors.

(dollars in millions)

Basis Point Change	Interest Income	Interest Expense	Net Income
(100)	$(3.4)	$(3.2)	$(0.2)
100	$4.4	$3.2	$1.2
200	$10.8	$6.5	$4.3
300	$17.6	$9.7	$7.9

Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this strategy on an ongoing basis.

Item 4.    Controls and Procedures

(a)	As of the end of the period covered by this report, MCG carried out an evaluation, under the supervision and with the participation of MCG’s management, including MCG’s Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of MCG’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer and Chief Accounting Officer have concluded that MCG’s current disclosure controls and procedures are effective in timely alerting them of material information relating to MCG that is required to be disclosed by MCG in the reports it files or submits under the Securities Exchange Act of 1934.

(b)	There have been no changes in MCG’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, MCG’s internal control over financial reporting.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the six months ended June 30, 2004, MCG issued a total of 2,806 shares of common stock under its dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering proceeds for the shares of common stock sold under the dividend reinvestment plan were approximately $50 thousand.

We did not repurchase any shares of our common stock during the six months ended June 30, 2004.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 19, 2004, the Company held its Annual Meeting of Stockholders. The following two matters were submitted to the stockholders for consideration:

1. To elect three directors of the Company who will serve for three years, or until their successors are elected and qualified; and

2. To ratify the selection of Ernst & Young LLP to serve as independent auditors for the Company for the fiscal year ending December 31, 2004

The results of the shares voted with regard to each of these matters are as follows:

1. Election of Directors:

Director	For	Withheld
Joseph H. Gleberman	33,548,315	3,594,359
Steven F. Tunney	33,548,567	3,594,157
Norman W. Alpert	36,600,592	542,132

Continuing Directors whose terms did not expire at the annual meeting were as follows: Bryan J. Mitchell, Robert J. Merrick, Wallace B. Millner, III, Jeffrey M. Bucher, Kenneth J. O’Keefe, and Michael A. Pruzan.

2. Ratification of appointment of Ernst & Young LLP as auditors:

For	Against	Abstain
37,053,171	57,509	32,044

There were no broker non-votes for items 1 and 2 above.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

10.65*	Employment Agreement between the Company and Michael R. McDonnell, dated July 14, 2004.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of President and Chief Operating Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.4*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.

(b)    Reports on Form 8-K

On April 27, 2004, we filed a current report on Form 8-K, pursuant to Item 12, reporting the issuance of a press release announcing we had declared a dividend of $0.42 per share for the quarter ending June 30, 2004 and our financial results for the three months ended March 31, 2004.

On July 23, 2004, we filed a current report on Form 8-K, pursuant to Item 5, reporting the issuance of a press release announcing we have named Michael R. McDonnell, CPA as Executive Vice President and Chief Financial Officer, and that McDonnell will start with MCG on September 1, 2004.

On July 28, 2004, we filed a current report on Form 8-K, pursuant to Item 12, reporting the issuance of a press release announcing we had declared a dividend of $0.42 per share for the quarter ending September 30, 2004.

On August 4, 2004, we filed a current report on Form 8-K, pursuant to Item 5 reporting the issuance of a press release announcing Kim D. Kelly as a new Independent Director of MCG, effective August 1, 2004.

On August 4, 2004, we filed a current report on Form 8-K, pursuant to Item 12, reporting the issuance of a press release announcing our financial results for the three and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2004.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer

By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney President and Chief Operating Officer

By:	/s/ JANET C. PERLOWSKI
Janet C. Perlowski Chief Financial Officer

By:	/s/ JOHN C. WELLONS
John C. Wellons Chief Accounting Officer