Form 10-Q
period 2004-09-30
MCG CAPITAL CORP
filed 2004-11-04
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 3, 2004 was 45,357,283.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share amounts and statistical data)	2004	2003	2004	2003
Income statement data:
Operating income	$24,837	$19,904	$69,826	$58,079
Net operating income before investment gains and losses	13,896	11,740	36,211	34,370
Net income	8,803	9,913	28,543	27,799

Per common share data:
Earnings per common share basic and diluted	0.21	0.30	0.71	0.90
Net operating income before investment gains and losses per common share basic and diluted	0.33	0.36	0.90	1.11
Net asset value per common share (a)	12.18	11.99	12.18	11.99
Cash dividends declared per common share	0.42	0.42	1.26	1.23

Selected period-end balances:
Total investment portfolio	$804,675	$611,927
Total assets	1,049,588	801,354
Borrowings	471,443	318,471

Other data (at period-end):
Number of portfolio companies	94	78
Number of employees	102	54

(a)	Based on common shares outstanding at period-end.

Item 1.    Financial Statements (unaudited)

MCG Capital Corporation

Consolidated Balance Sheets (unaudited)

(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$111,850	$60,072
Cash, securitization accounts	109,852	33,434
Investments at fair value
Commercial loans, (cost of $718,500 and $615,253, respectively)	709,041	605,551
Investments in equity securities, (cost of $ 128,955 and $112,850, respectively)	108,850	93,391
Unearned income on commercial loans	(13,216)	(16,416)

Total investments	804,675	682,526
Interest receivable	6,349	5,717
Other assets	16,862	9,166

Total assets	$1,049,588	$790,915

Liabilities
Borrowings	$471,443	$304,131
Interest payable	634	1,185
Dividends payable	18,080	16,267
Other liabilities	7,149	5,382

Total liabilities	497,306	326,965

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 100,000 shares, 45,356 issued and outstanding on September 30, 2004 and 38,732 issued and outstanding on December 31, 2003	454	387
Paid-in capital	641,157	529,168
Stockholder loans	(5,051)	(5,293)
Unearned compensation—restricted stock	(8,525)	(4,911)
Distributions in excess of earnings	(46,189)	(26,240)
Net unrealized depreciation on investments	(29,564)	(29,161)

Total stockholders’ equity	552,282	463,950

Total liabilities and stockholders’ equity	$1,049,588	$790,915

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$13,528	$15,317	$38,704	$48,719
Affiliate investments (5% to 25% owned)	754	1,341	2,406	3,426
Control investments (more than 25% owned)	5,877	1,008	16,331	2,105

Total interest and dividend income	20,159	17,666	57,441	54,250
Advisory fees and other income
Non-affiliate investments (less than 5% owned) and other income	2,319	1,416	6,427	3,007
Affiliate investments (5% to 25% owned)	495	762	495	762
Control investments (more than 25% owned)	1,864	60	5,463	60

Total advisory fees and other income	4,678	2,238	12,385	3,829

Total operating income	24,837	19,904	69,826	58,079

Operating expenses
Interest expense	2,344	2,701	6,512	7,429
Employee compensation:
Salaries and benefits	3,469	1,759	9,697	5,800
Long-term incentive compensation	2,321	1,759	10,000	4,786

Total employee compensation	5,790	3,518	19,697	10,586
General and administrative expense	2,807	1,945	7,406	5,694

Total operating expenses	10,941	8,164	33,615	23,709

Net operating income before investment gains and losses	13,896	11,740	36,211	34,370

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	936	2,631	2,924	(7,511)
Affiliate investments (5% to 25% owned)	(2,531)	(48)	(2,531)	(48)
Control investments (more than 25% owned)	—	(519)	(7,658)	(11,916)

Total net realized gains (losses) on investments	(1,595)	2,064	(7,265)	(19,475)
Net change in unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	(2,274)	222	(2,399)	18,957
Affiliate investments (5% to 25% owned)	2,182	(803)	(1,185)	941
Control investments (more than 25% owned)	(3,406)	(3,310)	3,181	(6,994)

Total net change in unrealized appreciation (depreciation) on investments	(3,498)	(3,891)	(403)	12,904

Net investment losses	(5,093)	(1,827)	(7,668)	(6,571)

Net income	$8,803	$9,913	$28,543	$27,799

Earnings per common share basic and diluted	$0.21	$0.30	$0.71	$0.90
Cash dividends declared per common share	$0.42	$0.42	$1.26	$1.23
Weighted average common shares outstanding	42,646	32,878	40,049	31,033
Weighted average common shares outstanding and dilutive common stock equivalents	42,676	32,906	40,104	31,042

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)

	Common stock		Paid-in Capital	Stock- holder Loans	Unearned Compen- sation— Restricted stock	Distributions (in excess of) less than Earnings	Net Unrealized Depreciation on Investments	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2002	31,259	$313	$419,961	$(5,513)	$(8,566)	$(1,824)	$(43,121)	$361,250
Net income						14,895	12,904	27,799
Issuance of common shares, net of costs	7,475	74	108,759					108,833
Dividends declared, $1.23 per share						(36,747)		(36,747)
Dividend reinvestment	2	—	38					38
Amortization of restricted stock awards					3,094			3,094
Change in vesting of restricted stock awards			506		(506)			—
Reduction in employee loans	(7)		(135)	218	89			172

Balance September 30, 2003	38,729	$387	$529,129	$(5,295)	$(5,889)	$(23,676)	$(30,217)	$464,439

Balance December 31, 2003	38,732	$387	$529,168	$(5,293)	$(4,911)	$(26,240)	$(29,161)	$463,950
Net income (loss)						28,946	(403)	28,543
Issuance of common shares, net of costs	6,622	67	100,048					100,115
Dividends declared, $1.26 per share						(48,895)		(48,895)
Dividend reinvestment	2	—	72					72
Amortization of restricted stock awards					8,279			8,279
Change in vesting of restricted stock awards			11,903		(11,903)			—
Reduction in employee loans			(34)	242	10			218

Balance September 30, 2004	45,356	$454	$641,157	$(5,051)	$(8,525)	$(46,189)	$(29,564)	$552,282

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income	$28,543	$27,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	765	429
Amortization of restricted stock awards	8,279	3,094
Amortization of deferred debt issuance costs	995	968
Net realized (gains) losses on investments	7,265	19,475
Net change in unrealized depreciation (appreciation) on investments	403	(12,904)
Increase in cash—securitization accounts from interest collections	3,170	2,403
Increase in interest receivable	(1,069)	(414)
(Increase) decrease in accrued payment-in-kind interest and dividends	548	(9,676)
Decrease in unearned income	(5,520)	(3,231)
(Increase) decrease in other assets	(2,750)	1,275
Decrease in interest payable	(551)	(341)
Increase (decrease) in other liabilities	3,489	579

Net cash provided by operating activities	43,567	29,456

Investing activities
Originations, draws and advances on loans	(267,756)	(34,340)
Principal payments on loans	144,096	105,693
Purchase of equity investments	(14,791)	(4,980)
Proceeds from sales of equity investments	13,746	5,570
Purchase of premises, equipment and software	(401)	(1,105)

Net cash provided by (used in) investing activities	(125,106)	70,838

Financing activities
Net increase (payments) on borrowings	165,528	(44,752)
Decrease in cash—securitization accounts for paydown of principal on debt	21,133	19,060
Increase in cash—securitization accounts for future loan acquisitions	(98,936)	—
Payment of financing costs	(6,010)	(2)
Dividends paid	(48,803)	(38,446)
Issuance of common stock, net of costs	100,187	108,871
Repayment of loans to officers/shareholders	218	177

Net cash used in financing activities	133,317	44,908

Increase in cash and cash equivalents	51,778	145,202
Cash and cash equivalents at beginning of period	60,072	9,389

Cash and cash equivalents at end of period	$111,850	$154,591

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2004
				Cost	Fair Value
Non-affiliate investments (less than 5% owned):
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt Subordinated Debt		$7,130 1,000	$7,130 1,000
Ames True Temper, Inc.	Industrial Equipment	Senior Debt		997	1,011
Auto Europe, LLC	Equipment Leasing	Senior Debt		7,553	7,553
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt		6,100	6,100
Boucher Communications, Inc. (2)	Publishing	Senior Debt Stock Appreciation Rights		1,100 —	1,100 387
Builders FirstSource, Inc.	Building & Development	Senior Debt Subordinated Debt		4,975 2,000	5,012 2,020
Cambridge Information Group, Inc. (2)	Information Services	Senior Debt		15,425	15,425
CCG Consulting, Inc.	Business Services	Senior Debt		1,424	1,424
		Warrants to purchase Common Stock	19.9%	—	—
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt		1,990	2,021
Community Media Group Inc. (2)	Newspaper	Senior Debt		24,673	24,673
Creative Loafing, Inc. (2)	Newspaper	Senior Debt		19,900	19,900
Crescent Publishing Company, LLC (2)	Newspaper	Senior Debt		10,382	10,382
Cruz Bay Publishing,	Publishing	Senior Debt		6,342	6,342
Inc. (2)		Subordinated Debt		10,383	10,383
dick clark productions,	Broadcasting	Subordinated Debt		17,531	17,531
inc.		Warrants to purchase Common Stock	5.3%	858	859
		Common Stock	0.5%	210	131

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2004

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2004
Portfolio Company				Cost	Fair Value
Dowden Health Media, Inc.	Publishing	Senior Debt		$500	$500
The e-Media Club I, LLC (6)	Investment Fund	LLC Interest	0.8%	88	37
Financial Technologies International, Inc. (2)	Technology	Senior Debt Warrants to purchase Common Stock	4.2%	18,000 —	17,000 —
GCA Services Group, Inc.	Commercial Services	Subordinated Debt		10,000	10,000
Graycom, L.C. (6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	71	53
The Hillman Group, Inc.	Industrial Equipment	Senior Debt		5,970	6,037
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt		4,922	4,703
Home Town Telephone, LLC (6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	—	—
I-55 Internet Services, Inc.	Telecommunications	Senior Debt		2,163	2,163
		Warrants to purchase Common Stock	20.0%	366	403
IDS Telcom LLC	Telecommunications	Senior Debt		18,823	18,823
		Warrants to purchase membership interest in LLC	27.8%	2,693	2,965
Images.com, Inc.	Information Services	Senior Debt		3,158	3,158
Information Today, Inc. (2)	Information Services	Senior Debt		8,792	8,792
International Media Group, Inc.	Broadcasting	Senior Debt		8,000	8,000
Jeffrey A. Stern (6)	Other	Senior Debt		45	45
Jenzabar, Inc. (2)	Technology	Senior Debt		12,000	12,000
		Subordinated Debt		7,099	7,099
		Senior Preferred Stock	100.0%	5,141	5,141
		Subordinated Preferred Stock	100.0%	1,106	1,106
		Warrants to purchase Common Stock	18.0%	422	607

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2004
				Cost	Fair Value
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt		$9,105	$9,105
Joseph C. Millstone	Telecommunications	Senior Debt		500	500
Knowledge Learning Corporation	Healthcare	Senior Debt		7,138	7,183
The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt		9,914	9,914
La Grange Acquisition, L.P.	Oil and Gas	Senior Debt		5,000	5,047
Lakeland Finance, LLC	Leisure	Senior Debt		5,749	5,749
		Subordinated Debt		1,500	1,500
Le-Nature’s, Inc.	Beverage and Tobacco	Senior Debt		2,992	3,032
Maidenform, Inc.	Clothing/Textiles	Senior Debt		4,944	5,030
		Subordinated Debt		1,808	1,844
Majesco Holdings Inc. (6) (15)	Leisure	Common Stock	0.3%	57	50
Managed Health Care Associates	Drugs	Senior Debt		6,194	6,194
Metropolitan	Telecommunications	Senior Debt		13,925	13,925
Telecommunications		Subordinated Debt		12,328	12,328
Holding Company (2)		Preferred Stock	100.0%	1,964	1,962
		Warrants to purchase Common Stock	28.0%	2,805	4,695
McGinnis-Johnson Consulting, LLC (2)	Newspaper	Unsecured Note		1,000	1,000
MedAssets, Inc.	Healthcare	Senior Debt		4,517	4,574
		Subordinated Debt		2,500	2,550
The Meow Mix Company	Food Products	Senior Debt		3,760	3,699
Miles Media Holding,	Publishing	Senior Debt		7,743	7,743
Inc. (2)		Warrants to purchase Common Stock	12.1%	20	217
Minnesota Publishers, Inc. (2)	Newspaper	Senior Debt		14,250	14,250
MultiPlan, Inc.	Insurance	Senior Debt		4,975	5,025
Nalco Company	Ecological Services	Senior Debt		4,220	4,275
New Century	Industrial Equipment	Common Stock	2.3%	157	48
Companies, Inc. (6)		Warrants to purchase Common Stock	0.4%	—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2004

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2004
Portfolio Company				Cost	Fair Value
New Vision Broadcasting, LLC (2)	Broadcasting	Senior Debt		$16,033	$16,033
NewWave Communications, LLC (2)	Cable	Senior Debt		11,348	11,348
nii communications,	Telecommunications	Senior Debt		7,642	7,642
inc. (2)		Common Stock	2.8%	400	189
		Warrants to purchase Common Stock	36.5%	1,218	2,074
PartMiner, Inc. (2)	Information Services	Senior Debt		6,009	6,009
Powercom	Telecommunications	Senior Debt		2,081	2,081
Corporation (2)		Warrants to purchase Class A Common Stock	20.7%	278	103
R.R. Bowker LLC (2)	Information Services	Senior Debt		17,450	17,450
Refco Group	Finance	Senior Debt		5,000	4,998
Sheridan Healthcare, Inc.	Healthcare	Senior Debt		2,925	2,962
Solo Cup Company	Containers & Glass	Senior Debt		4,979	5,026
Sterigenics International, Inc.	Healthcare	Senior Debt		4,988	5,050
Stonebridge Press, Inc. (2)	Newspaper	Senior Debt		5,204	5,204
SXC Health Solutions, Inc. (2) (13)	Technology	Senior Debt		7,600	7,600
Talk America Holdings,	Telecommunications	Common Stock	0.8%	499	1,089
Inc. (6)		Warrants to purchase Common Stock	0.7%	25	150
Tippmann Sports, LLC	Leisure Goods	Senior Debt		8,362	8,362
Tower Resource Management, Inc. (6)	Telecommunications	Warrants to purchase Common Stock	8.9%	—	—
United Industries Corporation	Farming & Agriculture	Senior Debt		2,989	3,032
U. S. I. Holdings Corporation	Insurance	Senior Debt		997	1,009
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%	500	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2004
				Cost	Fair Value
Waddington North America, Inc.	Containers & Glass	Senior Debt		$4,900	$4,883
Wicks Business Information, LLC	Publishing	Unsecured Note		200	200
Wiesner Publishing	Publishing	Senior Debt		6,763	6,763
Company,		Subordinated Debt		4,105	4,105
LLC (2)		Warrants to purchase membership interest in LLC	15.0%	406	211
WirelessLines II, Inc.	Telecommunications	Senior Debt		351	351
Witter Publishing Co.,	Publishing	Senior Debt		2,601	2,000
Inc.		Warrants to purchase Common Stock	20.0%	146	—
Wyoming Newspapers, Inc. (2)	Newspapers	Senior Debt		15,000	15,000
Total Non-affiliate investments				519,396	521,379

Affiliate investments (3):
All Island Media, Inc.	Newspaper	Senior Debt		6,800	6,800
		Common Stock	8.9%	500	500
Country Media, Inc.	Newspaper	Senior Debt		6,807	6,807
		Common Stock	6.3%	100	153
Executive Enterprise Institute LLC (6)	Business Services	LLC Interest	10.0%	301	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2004

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2004
Portfolio Company				Cost	Fair Value
On Target Media, LLC	Advertising	Senior Debt		$20,000	$20,000
		Subordinated Debt		10,000	10,000
		Class A LLC Interest	6.8%	1,470	1,470
		Class B LLC Interest	16.9%	—	—
Sunshine Media	Publishing	Senior Debt		12,683	8,741
Delaware, LLC (2)		Class A LLC Interest	12.8%	564	—
		Warrants to purchase Class B LLC interest	100.0%	—	—
ViewTrust Technology, Inc. (6)	Technology	Common Stock	7.5%	1	3
Total Affiliate investments				59,226	54,474
Control investments: Non-majority-owned (4):
Creatas, L.L.C. (2)	Information Services	Senior Debt		18,212	18,212
		Investor Class LLC Interest	100.0%	1,273	14,952
		Guaranty ($501)
ETC Group, LLC (10)	Publishing	Senior Debt		1,200	1,166
		Series A LLC Interest	100.0%	650	—
		Series C LLC Interest	100.0%	100	—
Fawcette Technical	Publishing	Senior Debt		12,440	12,440
Publications Holding (2)		Subordinated Debt		3,940	3,940
		Series A Preferred Stock	100.0%	2,569	1,743
		Common Stock	36.0%	—	—
National Systems	Security Alarm	Senior Debt		910	—
Integration, Inc. (6) (9)		Class B-2 Preferred Stock	100.0%	4,409	—
		Common Stock	46.0%	—	—
Platinum Wireless, Inc.	Telecommunications	Senior Debt		836	836
		Common Stock	37.0%	4,640	4,534
		Option to purchase Common Stock	1.5%	272	99
Total Control investments: Non-majority-owned				51,451	57,922

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2004
				Cost	Fair Value
Control investments: Majority-owned (5):
Bridgecom Holdings,	Telecommunications	Senior Debt		$23,634	$23,634
Inc. (2) (11)		Preferred Stock	100.0%	39,717	39,717
		Common Stock	100.0%	—	662
ClearTel	Telecommunications	Senior Debt		23,048	23,048
Communications,		Subordinated Debt		2,363	2,363
Inc. (2) (14)		Preferred Stock	100.0%	9,195	663
		Common Stock	100.0%	540	—
		Guaranty ($196)
Copperstate	Security Alarm	Senior Debt		1,060	1,060
Technologies, Inc.		Class A Common Stock	93.0%	2,000	1,212
		Class B Common Stock		—	—
		Warrants to purchase Class B Common Stock	97.3%	—	—
		Guaranty ($1,000)
Corporate Legal Times	Publishing	Senior Debt		4,625	4,556
L.L.C.		Subordinated Debt		1,338	—
		LLC Interest	90.6%	313	—
Crystal Media Network,	Broadcasting	Senior Debt		932	932
LLC (6)(7)		LLC Interest	100.0%	6,132	4,802
Interactive Business	Security Alarm	Senior Debt		75	75
Solutions, Inc.		Common Stock	100.0%	2,750	574
Midwest Tower	Telecommunications	Subordinated Debt		15,980	15,980
Partners, LLC (2)		Preferred Stock	91.0%	1,770	1,770
		LLC Interest	79.2%	201	169
Superior Publishing	Newspaper	Senior Debt		20,759	20,759
Corporation (2) (12)		Subordinated Debt		20,405	20,405
		Preferred Stock	100.0%	7,999	8,730
		Common Stock	100.0%	365	145
Telecomm South,	Telecommunications	Senior Debt		2,961	859
LLC (6)		LLC Interest	100.0%	11	—
UMAC, Inc. (6)	Publishing	Common Stock	100.0%	10,183	181

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2004

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2004
Portfolio Company				Cost	Fair Value
Working Mother Media,	Publishing	Senior Debt		$7,526	$7,526
Inc. (6)		Class A Preferred Stock	99.2%	11,497	4,294
		Class B Preferred Stock	100.0%	1	—
		Class C Preferred Stock	100.0%	1	—
		Common Stock	51.0%	1	—
		Guaranty ($1,280)
Total Control investments: Majority-owned				217,382	184,116
Total Investments				847,455	817,891
Unearned income				(13,216)	(13,216)

Total Investments net of unearned income				$834,239	$804,675

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2003

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2003
				Cost	Fair Value
Non-affiliate investments (less than 5% owned):
21st Century	Newspaper	Subordinated Debt		$22,266	$22,266
Newspapers, Inc.		Common Stock	1.0%	453	667
aaiPharma Inc.	Drugs	Senior Debt		4,875	4,875
The Adrenaline Group, Inc. (6)	Technology	Common Stock	2.7%	—	4
American Consolidated Media Inc. (2)	Newspaper	Senior Debt		19,300	19,300
Auto Europe, LLC	Equipment Leasing	Senior Debt		10,000	10,000
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt		7,675	7,675
Barcom Electronic Inc.	Security Alarm	Senior Debt		3,393	3,393
Boucher	Publishing	Senior Debt		1,400	1,400
Communications, Inc. (2)		Stock Appreciation Rights		—	340
Bridgecom Holdings,	Telecommunications	Senior Debt		22,114	22,114
Inc. (2) (11)		Warrants to purchase Common Stock	13.0%	2,122	4,364
Brookings Newspapers, L.L.C. (2)	Newspaper	Senior Debt		2,700	2,700
Cambridge Information Group, Inc. (2)	Information Services	Senior Debt		15,450	15,450
CCG Consulting, LLC	Business Services	Senior Debt		1,451	1,451
		Warrants to purchase membership interest in LLC	21.5%	—	—
Community Media Group, Inc. (2)	Newspaper	Senior Debt		10,345	10,345
Connective Corp. (6) (15)	Leisure Goods	Common Stock	0.2%	57	25
Creative Loafing, Inc. (2)	Newspaper	Senior Debt		14,050	14,050
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt		14,304	14,304

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2003

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2003
Portfolio Company				Cost	Fair Value
Cruz Bay Publishing,	Publishing	Senior Debt		$6,200	$6,200
Inc. (2)		Subordinated Debt		4,035	4,035
Dakota Imaging, Inc.	Technology	Senior Debt		7,062	7,062
		Warrants to purchase Common Stock	9.4%	1,586	1,671
dick clark productions,	Broadcasting	Subordinated Debt		16,479	16,479
inc.		Warrants to purchase Common Stock	5.6%	858	639
		Common Stock	0.4%	150	49
Dowden Health Media, Inc.	Publishing	Senior Debt		700	700
The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%	88	27
FTI Technologies	Technology	Senior Debt		22,450	22,450
Holdings, Inc. (2)		Warrants to purchase Common Stock	4.2%	—	—
Graycom, LLC (6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	71	74
Hometown Telephone, LLC (6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	—	—
I-55 Internet Services,	Telecommunications	Senior Debt		2,301	2,301
Inc.		Warrants to purchase Common Stock	7.5%	103	156
IDS Telcom LLC	Telecommunications	Senior Debt		18,823	18,823
		Warrants to purchase membership interest in LLC	27.8%	2,693	3,101
Images.com, Inc.	Information Services	Senior Debt		3,188	1,722
Information Today, Inc. (2)	Information Services	Senior Debt		9,192	9,192
Jeffrey A. Stern (6)	Other	Senior Debt		50	50

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2003

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2003
				Cost	Fair Value
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt		$10,305	$10,305
Joseph C. Millstone	Telecommunications	Senior Debt		500	500
The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt		10,602	10,602
Manhattan	Telecommunications	Senior Debt		13,925	13,925
Telecommunications		Subordinated Debt		12,328	12,328
Corporation (2)		Preferred Stock	100.0%	1,800	1,854
		Warrants to purchase Common Stock	28.0%	2,805	4,021
Marketron International, Inc. (6) (8)	Business Services	Warrants to purchase Common Stock	1.5%	—	—
McGinnis-Johnson Consulting, LLC (2)	Newspaper	Subordinated Debt		10,531	10,531
The Meow Mix Company	Food Products	Senior Debt		4,969	4,969
Midwest Towers Partners, LLC (2)	Telecommunications	Senior Debt		17,009	17,009
Miles Media Group,	Publishing	Senior Debt		7,906	7,906
Inc. (2)		Warrants to purchase Common Stock	12.4%	21	21
Minnesota Publishers, Inc. (2)	Newspaper	Senior Debt		14,250	14,250
New Century	Industrial	Common Stock	2.3%	157	144
Companies, Inc. (6)	Equipment	Warrants to purchase Common Stock	0.4%	—	—
New Vision Broadcasting, LLC (2)	Broadcasting	Senior Debt		13,367	13,367
New Wave Communications, LLC (2)	Cable	Senior Debt		8,804	8,804

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2003

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2003
Portfolio Company				Cost	Fair Value
nii communications,	Telecommunications	Senior Debt		$7,353	$7,353
inc. (2)		Common Stock	3.0%	400	137
		Warrants to purchase Common Stock	38.5%	1,218	1,501
NOW Communications,	Telecommunications	Senior Debt		4,783	4,125
Inc. (2)		Warrants to purchase Common Stock	10.0%	—	—
Pacific-Sierra Publishing, Inc.	Newspaper	Senior Debt		25,734	25,734
Powercom	Telecommunications	Senior Debt		2,160	2,160
Corporation (2)		Warrants to purchase Class A Common Stock	18.6%	263	211
R.R. Bowker LLC (2)	Information Services	Senior Debt Warrants to purchase membership interest in LLC		9,500	9,500
			14.0%	882	1,434
Robert N. Snyder	Information Services	Senior Debt		1,300	1,300
Stonebridge Press, Inc. (2)	Newspaper	Senior Debt		5,466	5,466
SXC Health Solutions, Inc. (2) (13)	Technology	Senior Debt		7,600	7,600
Talk America Holdings,	Telecommunications	Common Stock	0.8%	499	2,484
Inc. (6)		Warrants to purchase Common Stock	0.8%	25	474
TGI Group, LLC	Information Services	Senior Debt Warrants to purchase membership interest in LLC		6,225	6,225
			5.0%	126	—
Tower Resource	Telecommunications	Senior Debt		1,503	1,503
Management, Inc.		Warrants to purchase Common Stock	8.9%	—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2003

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2003
				Cost	Fair Value
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%	$500	$—
Wicks Business Information, LLC	Publishing	Unsecured Note		200	200
Wiesner Publishing	Publishing	Senior Debt		5,461	5,461
Company,		Subordinated Debt		5,623	5,623
LLC (2)		Warrants to purchase membership interest in LLC	15.0%	406	398
WirelessLines II, Inc.	Telecommunications	Senior Debt		437	437
Witter Publishing Co.,	Publishing	Senior Debt		2,340	2,340
Inc.		Warrants to purchase Common Stock	10.5%	87	78
Wyoming Newspapers, Inc. (2)	Newspaper	Senior Debt		10,378	10,378
Total Non-affiliate investments				477,732	482,112
Affiliate investments (3):
All Island Media, Inc.	Newspaper	Senior Debt		8,000	8,000
		Common Stock	9.1%	500	500
Country Media, Inc.	Newspaper	Senior Debt		7,176	7,176
		Common Stock	6.3%	100	134
Creatas, L.L.C. (2)	Information Services	Senior Debt		17,735	17,735
		Investor Class LLC Interest Guaranty ($501)	100.0%	1,273	2,951
Executive Enterprise Institute, LLC (6)	Business Services	LLC Interest	10.0%	301	—
Netplexus	Technology	Senior Debt		1,817	170
Corporation (2) (6)		Preferred Stock	51.0%	766	—
		Warrants to purchase Class A Common Stock	4.8%	—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2003

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2003
				Cost	Fair Value
Sunshine Media	Publishing	Senior Debt		$12,839	$12,516
Delaware,		Class A LLC Interest	12.8%	564	—
LLC (2)		Warrants to purchase Class B LLC interest	100.0%	—	—
ViewTrust Technology (6)	Technology	Common Stock	7.5%	1	1
Total Affiliate investments				51,072	49,183
Control investments: Non-majority-owned (4):
ETC Group, LLC (10)	Publishing	Senior Debt		1,200	1,200
		Series A LLC Interest	100.0%	650	650
		Series C LLC Interest	100.0%	100	100
Fawcette Technical	Publishing	Senior Debt		12,160	12,160
Publications		Subordinated Debt		3,906	3,906
Holding (2)		Series A Preferred Stock	100.0%	2,569	718
		Common Stock	36.0%	—	—
National Systems	Security Alarm	Senior Debt		500	500
Integration, Inc. (9)		Class B-2 Preferred Stock	100.0%	4,409	3,833
		Common Stock	46.0%	—	—
Platinum Wireless, Inc.	Telecommunications	Senior Debt		875	875
		Common Stock	37.0%	4,640	4,519
		Options to purchase Common Stock	1.5%	272	98
Total Control investments: Non-majority-owned				31,281	28,559

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2003

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2003
				Cost	Fair Value
Control investments: Majority-owned (5):
AMI	Telecommunications	Senior Debt		$3,100	$237
Telecommunications Corporation (2) (6)		Series A-1 Preferred Stock	82.3%	700	—
		Series A-2 Preferred Stock	100.0%	1,995	—
		Series A-3 Preferred Stock	37.5%	1,100	—
		Common Stock	5.1%	200	—
Biznessonline.com,	Telecommunications	Senior Debt		18,556	18,556
Inc. (2) (14)		Preferred Stock	100.0%	4,864	—
		Common Stock	73.2%	540	—
Copperstate	Security Alarm	Senior Debt		910	910
Technologies, Inc.		Class A Common Stock	93.0%	2,000	2,160
		Class B Common Stock	0.1%	—	1
		Warrants to purchase Class B Common Stock	99.9%	—	1,343
Corporate Legal Times	Publishing	Senior Debt		4,624	4,302
L.L.C.		Subordinated Debt		1,340	—
		LLC Interest	90.6%	313	—
Crystal Media Network, LLC (7)	Broadcasting	LLC Interest	100.0%	6,132	5,149
Interactive Business	Security Alarm	Senior Debt		75	75
Solutions, Inc.		Common Stock	100.0%	2,750	1,351
Superior Publishing	Newspaper	Senior Debt		20,760	20,760
Corporation. (2) (15)		Subordinated Debt		28,000	28,000
		Preferred Stock	100.0%	7,999	7,999
		Common Stock	100.0%	1	1
Telecomm North	Telecommunications	Preferred Stock	100.0%	31,856	31,856
Corp. (11)		Common Stock	100.0%	—	—
Telecomm South,	Telecommunications	Senior Debt		3,292	2,210
LLC (6)		LLC Interest	100.0%	10	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2003

(dollars in thousands)

	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2003
Portfolio Company				Cost	Fair Value
UMAC, Inc. (6)	Publishing	Common Stock	100.0%	$10,375	$344
Working Mother	Publishing	Senior Debt		8,026	8,026
Media, Inc. (6)		Class A Preferred Stock	98.8%	8,497	5,808
		Class B Preferred Stock	100.0%	1	—
		Class C Preferred Stock	100.0%	1	—
		Common Stock	51.0%	1	—
Total Control investments: Majority-owned				168,018	139,088
Total Investments				728,103	698,942
Unearned income				(16,416)	(16,416)

Total Investments net of unearned income				$711,687	$682,526

(1)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided in that company’s most recent public filings with the SEC.
(2)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(4)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	In February 2003, we acquired the assets of NBG Radio Networks, Inc. in satisfaction of debt. The assets are held and operated through Crystal Media Network, LLC, which is a wholly owned portfolio company of MCG Capital Corporation.
(8)	In February 2003, BuyMedia Inc. changed its name to Marketron International, Inc.
(9)	In March 2003, we converted $8,631 of senior debt and $1,262 of debtor in possession financing in Intellisec Holdings, Inc., into preferred and common stock in connection with a plan of reorganization. In March 2003, Intellisec Holdings, Inc. changed its name to National Systems Integration, Inc. In June 2004, National Systems Integration, Inc. ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.

See notes to consolidated financial statements (unaudited).

(10)	In July 2003, we acquired the assets of THE Journal LLC in satisfaction of debt and transferred those assets to a wholly owned subsidiary, ETC Group, LLC. In August 2003, we sold 50% of the equity in ETC Group, LLC to third party investors.
(11)	In December 2003, Telecomm North Corp., a wholly owned portfolio company, entered into an agreement to merge with another of our portfolio companies, Bridgecom Holdings, Inc. The merger was completed in March 2004 with Bridgecom Holdings, Inc. as the surviving corporation.
(12)	In December 2003, Superior Publishing Inc., a wholly owned portfolio company, purchased the stock of one of our portfolio companies, Murphy McGinnis Media, Inc.
(13)	In July 2003, Systems Xcellence USA, Inc. changed its name to SXC Health Solutions, Inc.
(14)	In February, 2004, BiznessOnline.com, Inc. changed its name to ClearTel Communications, Inc.
(15)	In April, 2004, Connective Corp. changed its name to Majesco Holdings Inc.

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited)

(in thousands except share and per share amounts).

Note 1.    Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

MCG Capital Corporation (“MCG” or the “Company” or “we” or “us” or “our”) is a solutions-focused financial services company providing financing and advisory services to a variety of small- and medium-sized companies throughout the United States with a focus on growth oriented companies. Currently, our portfolio consists primarily of companies in the communications, information services, media and technology, including software and technology-enabled business services, industry sectors. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital. Prior to its name change effective June 14, 2001, the Company’s legal name was MCG Credit Corporation. The Company is a non-diversified internally managed, closed-end investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

On March 3, 2004, MCG filed a Form N-2 Registration Statement with the Securities and Exchange Commission (“SEC”) which allows MCG to offer, from time to time, 6,320,896 shares of common stock in one or more offerings and allows certain selling shareholders named therein to offer, from time to time, up to 11,679,104 shares of common stock in one or more offerings. In connection with this Registration Statement, on May 26, 2004 MCG raised $56,250 of gross proceeds by selling 3,750,000 shares of common stock at an offering price of $15.00 per share. On June 8, 2004, the underwriters in the May 26, 2004 offering exercised their over-allotment option and purchased an additional 562,500 shares of common stock at an offering price of $15.00 per share. As a result of the underwriters exercising their over-allotment, MCG raised an additional $8,438 of gross proceeds. Also in connection with this Registration Statement, on September 21, 2004, MCG raised $35,388 of gross proceeds by selling 2,008,396 shares of common stock at an offering price of $17.62 per share. On September 29, 2004, the underwriters in the September 21, 2004 offering exercised their over-allotment option and purchased an additional 301,259 shares of common stock at an offering price of $17.62 per share, which were registered on a registration statement on Form N-2 filed on September 16, 2004. As a result of the underwriters exercising their over-allotment, MCG raised an additional $5,308 of gross proceeds.

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

The accompanying financial statements reflect the consolidated accounts of MCG, including MCG-Kagan Research, Inc. and MCG’s special purpose financing subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, MCG Finance IV, LLC, and MCG Finance V, LLC, with all significant intercompany balances eliminated, and the related consolidated results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts).

Note 2.    Investments

As of September 30, 2004 and December 31, 2003, investments consisted of the following:

	September 30, 2004		December 31, 2003
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$718,500	$709,041	$615,253	$605,551
Investments in equity securities	128,955	108,850	112,850	93,391
Unearned income	(13,216)	(13,216)	(16,416)	(16,416)

Total	$834,239	$804,675	$711,687	$682,526

MCG’s customer base includes primarily small- and medium-sized private companies in the communications, information services, media and technology, including software and technology-enabled business services, industry sectors. The proceeds of the loans to these companies are generally used for buyouts, growth, acquisitions, liquidity, refinancings and restructurings. In addition, we have occasionally made loans to individuals who are principals in these companies where the proceeds are used for or in connection with the operations or capitalization of such companies. Our debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 4% to 14%, a portion of which may be deferred. At September 30, 2004, approximately 90% of loans in the portfolio, based on amounts outstanding at cost, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 10% were at fixed rates. In addition, approximately 52% of the loan portfolio has floors of between 1.25% and 3% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

At September 30, 2004, approximately 38% of MCG’s loans had detachable warrants or an option to purchase warrants, stock appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return through the potential recognition of capital gains from the sale of such interests. In lieu of cash for loan origination fees, MCG received warrants valued at $2,302 and $9,221 for the nine months ended September 30, 2004 and 2003, respectively. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow us, under certain circumstances, to require the portfolio company to register the underlying securities with the SEC after the portfolio company’s initial public offering. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts).

The composition of MCG’s investments as of September 30, 2004 and December 31, 2003 at cost and fair value was as follows (excluding unearned income):

	September 30, 2004		December 31, 2003
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Senior Debt	$593,020	70.0%	$510,545	70.1%
Subordinated Debt	125,480	14.8%	104,708	14.4%
Equity	119,375	14.1%	99,312	13.6%
Warrants to Acquire Equity	9,580	1.1%	13,538	1.9%
Equity Appreciation Rights	—	0.0%	—	0.0%

Total	$847,455	100.0%	$728,103	100.0%

	September 30, 2004		December 31, 2003
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$584,793	71.5%	$502,183	71.9%
Subordinated Debt	124,248	15.2%	103,368	14.7%
Equity	96,027	11.7%	73,467	10.5%
Warrants to Acquire Equity	12,436	1.5%	19,584	2.8%
Equity Appreciation Rights	387	0.1%	340	0.1%

Total	$817,891	100.0%	$698,942	100.0%

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts).

Set forth below are tables showing the composition of MCG’s portfolio by industry sector (excluding unearned income) at cost and fair value as of September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Media
Newspaper	$179,263	21.2%	$250,895	34.5%
Publishing	110,442	13.0	102,045	14.0
Broadcasting	69,174	8.2	45,790	6.3
Other	31,470	3.7	—	—
Telecommunications	204,502	24.1	201,272	27.6
Other Diversified Sectors	130,917	15.4	64,871	8.9
Information Services	70,319	8.3	21,948	3.0
Technology	51,368	6.1	41,282	5.7

Total	$847,455	100.0%	$728,103	100.0%

	September 30, 2004		December 31, 2003
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$179,826	22.0%	$251,143	35.9%
Publishing	84,538	10.3	84,432	12.1
Broadcasting	67,767	8.3	44,487	6.4
Other	31,470	3.9	—	—
Telecommunications	188,752	23.1	192,872	27.5
Other Diversified Sectors	130,985	16.0	65,509	9.4
Information Services	83,998	10.2	21,541	3.1
Technology	50,555	6.2	38,958	5.6

Total	$817,891	100.0%	$698,942	100.0%

At September 30, 2004, there were $45 of loans greater than 60 days past due compared to $4,175 of loans at December 31, 2003. At September 30, 2004, there were $11,998 of loans on non-accrual, including all $45 of the loans greater than 60 days past due. At December 31, 2003, there were $14,617 of loans on non-accrual, including $50 of the loans greater than 60 days past due.

Note 3.    Borrowings

On September 30, 2004, MCG completed a $397,700 term debt securitization. In addition to funding continued growth, the proceeds from the transaction were used to repay all of the outstanding borrowings under its $200,000 secured warehouse facility with UBS AG and all of the outstanding borrowings under its $115,000 revolving credit facility with Wachovia Bank, National Association. In connection with these repayments, MCG terminated these two facilities. In addition, on September 10, 2004, MCG entered into a $25,000 senior secured credit facility with Bayerische Hypo-und Vereinsbank, AG.

Term Securitization 2004-1 On September 30, 2004, MCG established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397,700 of loans, however as of September 30, 2004 only $296,809 of loans had been funded. There is an additional $98,936 of cash held by the trustee as of September 30, 2004 to be used by the 2004-1 Trust to purchase additional loans from MCG within 150 days of closing. The facility is secured by all of the 2004-1

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share data)

Trust’s commercial loans, cash held for investment, and any loans subsequently sold to the 2004-1 Trust, which as of September 30, 2004 totaled $397,045. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2 and Class B Notes. The Class A-1 Notes, Class A-2 Notes and Class B Notes are scheduled to be repaid as MCG receives principal collections on the underlying collateral.

The 2004-1 Trust issued $250,500 of Class A-1 Notes rated Aaa/AAA, $31,500 of Class A-2 Notes rated Aa1/AAA, and $43,500 of Class B Notes rated A2/A as rated by Moody’s and Fitch, respectively. As of September 30, 2004 $325,500 of the Series 2004-1 Notes were outstanding. The Series 2004-1 Class A-1 Notes, Class A-2 Notes and Class B Notes bear interest of LIBOR plus 0.43%, 0.65%, and 1.30%, respectively.

Senior Secured Credit Facility On September 10, 2004, MCG entered into a $25,000 senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank, A.G. New advances under the credit facility are at the discretion of the lender. The credit facility expires on September 10, 2005 and bears interest at LIBOR plus 2.00% or the prime rate plus 0.50%. The credit facility is secured by a first priority security interest in MCG Capital Corporation’s tangible and intangible assets subject to certain excluded collateral and certain permitted other liens. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity and a negative pledge. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. As of September 30, 2004, MCG had $25,000 outstanding under the credit facility.

Warehouse Credit Facility On January 29, 2004, MCG’s wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200,000 secured warehouse credit facility with an affiliate of UBS AG. MCG used the warehouse credit facility to fund its origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, which it securitized using an affiliate of the lender as the exclusive structurer and underwriter or placement agent. Advances under the credit facility bore interest at LIBOR plus 0.50%. The warehouse credit facility operated much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. On September 30, 2004, MCG paid off the warehouse credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility.

Term Securitization 2001-1 On December 27, 2001, MCG established the MCG Commercial Loan Trust 2001-1 (the “2001-1 Trust”), which issued two classes of Series 2001-1 Notes. The facility is secured by all of the 2001-1 Trust’s commercial loans which were contributed by MCG and totaled $205,093 as of September 30, 2004 and $247,490 as of December 31, 2003. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as MCG receives principal collections on the underlying collateral.

The 2001-1 Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A as rated by Standard & Poor’s, Moody’s and Fitch, respectively. As of September 30, 2004, $85,580 of Class A Series 2001-1 Notes and $35,363 of Class B Series 2001-1 Notes were outstanding and as of December 31, 2003 $137,777 of Class A Series 2001-1 Notes and $35,363 of Class B Series 2001-1 Notes were outstanding. The Series 2001-1 Class A Notes bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Notes bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

Revolving Credit Facility As of June 1, 2000, MCG, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allowed MCG to issue up to $200,000 of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). On February 12, 2004, the Revolving Credit Facility was amended to, among other things, reduce MCG’s borrowing capacity

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts).

from $200,000 to $130,000 and reduce the interest rate from a commercial paper rate plus 3.0% to LIBOR plus 1.5%.

On September 30, 2004, MCG paid off the revolving credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility. As of December 31, 2003, there were $130,991 of the Series 2000-1 Notes outstanding with one investor. As of September 30, 2004 and December 31, 2003, MCG had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which was part of the Revolving Credit Facility, that allowed MCG to borrow up to $25,000 as part of the $200,000 total facility limit for a period of up to four days. The Revolving Credit Facility was secured by $194,308 of commercial loans as of December 31, 2003.

Each debt facility except the Senior Secured Credit Facility are funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Amounts outstanding under the Warehouse Credit Facility, Trust Notes, Revolving Credit Facility, and the Senior Secured Credit Facility as of September 30, 2004 and December 31, 2003 by interest rate benchmark were as follows:

	September 30, 2004	December 31, 2003
90-day LIBOR	471,443	173,140
Commercial Paper Rate	—	130,991

	$471,443	$304,131

The following is a summary of the borrowings for the three and nine months ended September 30, 2004 and 2003:

(dollars in thousands)	Maximum Outstanding	Average Outstanding	Weighted Average Interest Rate	Interest Rate at Period-End
As of September 30, 2004 and the three months then ended
Term Securitization 2004-1	$325,500	$3,533	2.2%	2.2%
Trust Notes	142,963	125,491	2.4	2.0
Revolving Credit Facility	113,683	104,628	3.1	—
Warehouse Credit Facility	96,427	76,052	2.0	—
Senior Secured Credit Facility	25,000	4,620	3.9	3.9
Swingline Notes	—	—	—	—

As of September 30, 2003 and the three months then ended
Trust Notes	$190,970	$186,383	2.0%	1.9%
Revolving Credit Facility	142,234	136,893	4.1	4.3
Swingline Notes	—	—	—	—

As of September 30, 2004 and the nine months then ended
Term Securitization 2004-1	$325,500	$1,188	2.2%	2.2%
Trust Notes	173,140	144,614	2.1	2.0
Revolving Credit Facility	130,991	110,842	3.0	—
Warehouse Credit Facility	96,427	41,121	1.9	—
Senior Secured Credit Facility	25,000	1,551	3.9	3.9
Swingline Notes	—	—	—	—

As of September 30, 2003 and the nine months then ended
Trust Notes	$240,120	$198,346	2.1%	1.9%
Revolving Credit Facility	148,325	139,080	3.0	4.3
Swingline Notes	—	—	—	—

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts).

Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans the Company may leverage as collateral, the unused amount under the Revolving Credit Facility totaled $0 and $69,009 at September 30, 2004 and December 31, 2003, respectively.

Note 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2004	2003	2004	2003
Basic
Net income	$8,803	$9,913	$28,543	$27,799
Weighted average common shares outstanding	42,646	32,878	40,049	31,033
Earnings per common share—basic	$0.21	$0.30	$0.71	$0.90
Diluted
Net income	$8,803	$9,913	$28,543	$27,799
Weighted average common shares outstanding	42,646	32,878	40,049	31,033
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	30	28	55	9

Weighted average common shares outstanding and common stock equivalents	42,676	32,906	40,104	31,042

Earnings per common share—diluted	$0.21	$0.30	$0.71	$0.90

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

Note 5.    Employee Stock Plans

During the first quarter of 2004, as part of our review of executive compensation, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers through their respective amended and restated restricted stock agreements. As a result, we recorded additional paid-in-capital and unearned compensation—restricted stock of $11,570 and $(11,570), respectively, and we also recorded long-term incentive compensation expense of $4,003 during the first quarter. The net effect of these modifications was to decrease stockholders’ equity by $4,003. MCG’s total stock compensation expense would not have changed if SFAS No. 123 “Accounting for Stock-Based Compensation” was applied.

In addition, our compensation committee agreed to allow the restrictions on certain shares of restricted stock to lapse. As a result, the Tier I and Tier II shares held by certain of our executive officers will vest immediately upon full repayment of the loans that are secured by the restricted stock. As of September 30, 2004, none of these executives had repaid these loans and, therefore, there was no additional expense recorded during the quarter related to these modifications.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts).

Note 6.    Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
Per Share Data:
Net asset value at beginning of period (1)	$11.98	$11.56
Net operating income before investment gains and losses (2)	0.90	1.11
Net realized losses on investments (2)	(0.18)	(0.63)
Net change in unrealized appreciation on investments (2)	(0.01)	0.42

Net income	0.71	0.90
Dividends declared	(1.26)	(1.23)
Antidilutive effect of stock offering on distributions	0.10	0.23
Antidilutive effect of distributions recorded as compensation expense (2)	0.04	0.05

Net decrease in stockholders’ equity resulting from distributions	(1.12)	(0.95)
Issuance of shares	3.44	2.99
Dilutive effect of share issuances and unvested restricted stock	(3.05)	(2.60)
Net increase in shareholders’ equity from restricted stock amortization (2)	0.22	0.09

Net increase in stockholders’ equity relating to share issuances	0.61	0.48

Net asset value at end of period (1)	$12.18	$11.99

Per share market value at end of period	$17.36	$15.60
Total return (3)	-4.95%	56.27%
Shares outstanding at end of period	45,356	38,729
Ratio/Supplemental Data:
Net assets at end of period	$552,282	$464,439
Ratio of operating expenses to average net assets (annualized)	9.07%	8.33%
Ratio of net operating income to average net assets (annualized)	9.77%	12.08%

(1)	Based on total shares outstanding.
(2)	Based on average shares outstanding.
(3)	For 2004, total return equals the increase of the ending market value over the December 31, 2003 price of $19.59 per share plus dividends paid ($1.26 per share), divided by the beginning price. For 2003, total return equals the increase of the ending market value over the December 31, 2002 price of $10.77 per share plus dividends paid ($1.23 per share), divided by the beginning price. Total return is not annualized.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of September 30, 2004, including the consolidated schedules of investments, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and the consolidated statements of stockholders’ equity, and statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2003, including the consolidated schedules of investments, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 10, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, including the schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  ERNST & YOUNG LLP

McLean, Virginia

October 29, 2004

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

This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	economic downturns or recessions may impair our customers’ ability to repay our loans and increase our non-performing assets;

•	economic downturns or recessions may disproportionately impact the industry sectors in which we concentrate, and such conditions may cause us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results;

•	the risks associated with the possible disruption in our operations due to terrorism; and

•	the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

The total portfolio value of our investments was $817.9 million and $698.9 million at September 30, 2004 and December 31, 2003, respectively (exclusive of unearned income). During the first nine months of 2004 we made investments in 30 new portfolio companies, including companies in diversified sectors (sectors other than communications, information services, media and technology), totaling $203.3 million and several follow on investments in existing customers representing $79.5 million. The increase in investments during 2003 and the first nine months of 2004 was primarily due to newly originated debt and equity investments. During 2003 a higher proportion of our new origination activity was in the form of equity securities, which included new investments of $44.1 million to control companies.

Early pay-offs and sales of securities for the first nine months of 2004 totaled $113.9 million and were due primarily to pay-offs of $75.6 million from four portfolio companies in the newspaper industry, $20.5 million from three portfolio companies in the technology industry and $9.0 million from three portfolio companies in the telecommunications industry. Early pay-offs and sales of securities in 2003 totaled $108.1 million and were primarily due to pay-offs of $42.5 million from six companies in the publishing industry and $46.5 million from four companies in the broadcasting industry.

Total portfolio investment activity for the nine months ended September 30, 2004 and year ended December 31, 2003, was as follows (exclusive of unearned income):

(dollars in millions)	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Beginning Portfolio	$698.9	$688.9
Originations/Draws/Advances on Loans	276.4	115.3
Originations/Warrants Capitalized on Equity (a)	27.6	77.5
Gross Payments / Reductions (a)	(63.5)	(69.1)
Early Pay-offs/Sales of Securities	(113.8)	(108.1)
Realized Gains	7.2	4.7
Realized Losses	(14.5)	(24.3)
Unrealized Appreciation on Investments	33.4	35.1
Unrealized Depreciation on Investments	(33.8)	(21.1)

Ending Portfolio	$817.9	$698.9

(a)	Included in these amounts is the conversion of $6.6 million and $21.4 million of debt to equity in connection with certain restructurings for the nine months ended September 30, 2004 and year ended December 31, 2003, respectively.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2004 and December 31, 2003 (excluding unearned income):

	September 30, 2004		December 31, 2003
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$584.8	71.5%	$502.2	71.9%
Subordinated Debt	124.2	15.2	103.4	14.7
Equity	96.0	11.7	73.4	10.5
Warrants to Acquire Equity	12.5	1.5	19.6	2.8
Equity Appreciation Rights	0.4	0.1	0.3	0.1

	$817.9	100.0%	$698.9	100.0%

Set forth below is a table showing the composition of MCG’s portfolio by industry sector at fair value at September 30, 2004 and December 31, 2003 (excluding unearned income):

	September 30, 2004		December 31, 2003
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$179.8	22.0%	$251.1	35.9%
Publishing	84.5	10.3	84.4	12.1
Broadcasting	67.8	8.3	44.5	6.4
Other	31.5	3.9	—	—
Telecommunications	188.7	23.1	192.9	27.5
Other Diversified Sectors	131.0	16.0	21.5	3.1
Information Services	84.0	10.2	65.5	9.4
Technology	50.6	6.2	39.0	5.6

	$817.9	100.0%	$698.9	100.0%

Asset Quality

Asset quality is generally a function of economic conditions, our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of September 30, 2004 and December 31, 2003, net unrealized depreciation on investments totaled $29.6 million and $29.2 million, respectively. For additional information on the change in unrealized depreciation on investments, see the section entitled “Net Investment Gains and Losses”.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2004 and December 31, 2003 (excluding unearned income):

(dollars in millions)
	September 30, 2004			December 31, 2003
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$277.7	(1)	33.9%	$234.5	(1)	33.5%
2	330.2		40.4	255.4		36.5
3	149.6		18.3	161.9		23.2
4	58.7		7.2	38.8		5.6
5	1.7		0.2	8.3		1.2

	$817.9		100.0%	$698.9		100.0%

(1)	Of this amount, $25.1 million at September 30, 2004 and $7.6 million at December 31, 2003 relates to debt investments in loans for which we have already realized a gain through the sale of equity instruments. While these debt investments are still outstanding, all of the related equity instruments have already been sold at a gain and, therefore, we do not expect any further realized gain.

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. The increase in investments with a 2 rating was primarily due to origination activity during the first nine months of 2004. At September 30, 2004, of the investments with a 5 rating, $0.9 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $51.9 million were loans, of which $9.9 million were on non-accrual. At December 31, 2003, of the investments with a 5 rating, $2.6 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $32.3 million were loans, of which $12.0 million were on non-accrual. The increase in investments with a 4 rating during the first none months of 2004 is due primarily to the downgrade of one investment in the technology sector.

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

At September 30, 2004 and December 31, 2003, there were $0.1 million and $4.2 million, respectively, of loans, or approximately 0.01% and 0.6%, respectively, of the investment portfolio, greater than 60 days past due. At September 30, 2004, $12.0 million of loans, including all of the loans greater than 60 days past due, were on non-accrual status, which represented 1.5% of the investment portfolio. At December 31, 2003, $14.6 million of loans, including $0.1 million of the loans greater than 60 days past due, were on non-accrual status, which represented 2.1% of the investment portfolio. The non-accrual and past due loans at September 30, 2004 and December 31, 2003 primarily represented borrowers in the publishing, telecommunications and paging businesses. Portions of the trade publishing industry, which are dependent on financial, technology or telecommunications advertising, have experienced sluggish advertising revenue. Certain companies in the telecommunications industry have suffered from competitive pressure from low cost and prepaid cellular calling plans.

At September 30, 2004, of the $121.2 million of loans to our majority owned portfolio companies, $12.0 million were on non-accrual status. At December 31, 2003, of the $83.1 million of loans to our majority owned portfolio companies, $10.5 million were on non-accrual status. At September 30, 2004, of the $36.6 million of loans to our controlled non-majority owned portfolio companies, none were on non-accrual status. At December 31, 2003, of the $18.6 million of loans to our controlled non-majority owned portfolio companies, $3.9 million were on non-accrual status. As of September 30, 2004, of the $52.3 million of loans to other affiliates, none were on non-accrual status. As of December 31, 2003, of the $45.6 million of loans to other affiliates, $0.2 million were on non-accrual status.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

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

The change in operating income for the three and nine months ended September 30, 2004 compared to the same periods in 2003 is attributable to the following items:

(dollars in thousands)	Three Months Ended September 30, 2004 vs. 2003	Nine Months Ended September 30, 2004 vs. 2003
Change due to:
Increase in assets (a)	$2,456	$620
Change in LIBOR (a)	880	775
Change in spread (a)	(2,462)	(3,819)
Increase in loan fee and dividend income	1,619	5,615
Increase in advisory fees and other income	2,440	8,556

Total change in operating income	$4,933	$11,747

(a)	The change in interest income due to change in LIBOR, change in spread and loan growth has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating income for the third quarter of 2004 was $24.8 million, an increase of $4.9 million or 25% compared to the third quarter of 2003. Total operating income is primarily comprised of interest and dividend income on investments. Interest and dividend income for the third quarter of 2004 was $20.2 million, an increase of $2.5 million or 14% compared to the third quarter of 2003. The increase was due to an increase in dividend income of approximately $1.3 million and an increase in interest income of approximately $1.2 million. The increase in dividend income was primarily related to dividends on preferred stock of one of our control investments, Bridgecom Holdings, Inc. The increase in interest income on loans was due primarily to growth in total loans and an increase in LIBOR partially offset by a decrease in the spread to LIBOR in our loan portfolio. The lower spread to LIBOR is primarily the result of a change in our investment mix, which includes an increase in the proportion of our portfolio that is in diversified sectors (including sectors other than communications, information services, media and technology). The loans in diversified sectors are generally lower risk and yield lower interest rates, which accounted for approximately $0.9 million of the change in spread. We have originated these loans to enhance our diversification to reduce overall portfolio risk and to achieve better execution on our debt financing. Further, because LIBOR increased during the third quarter of 2004, the spread to LIBOR on fixed rate loans and loans with LIBOR floors decreased. Advisory fees and other income increased $2.4 million from the third quarter of 2003 to the third quarter of 2004 due primarily to research revenues from our subsidiary Kagan Research, LLC, which we acquired in the first quarter of 2004, and management fees from one of our control investments, Bridgecom Holdings, Inc.

Total operating income for the first nine months of 2004 was $69.8 million, an increase of $11.7 million or 20% compared to the first nine months of 2003. Total operating income is primarily comprised of interest and dividend income on investments. Interest and dividend income of $57.4 million for the first nine months of 2004 increased 6% from the first nine months of 2003. An increase in dividend income was partially offset by a decrease in interest income on loans. The increase in dividend income was primarily related to dividends on preferred stock of one of our control investments, Bridgecom Holdings, Inc. The decrease in interest income on loans was due to a lower average spread to LIBOR on the loan portfolio partially offset by asset growth and an increase in LIBOR. The lower spread to LIBOR is primarily the result of a change in investment mix, which includes an increase in the proportion of our portfolio that is in diversified sectors. These loans generally are lower risk and yield lower interest rates, which accounted for approximately $2.1 million of the change in spread. We have originated these loans to enhance our diversification to reduce overall portfolio risk and to achieve better execution on our debt financing. Further, because LIBOR increased during the first nine months of 2004, the spread to LIBOR on fixed rate loans and loans with LIBOR floors decreased. Advisory fees and other income increased $8.6 million from the first nine months of 2003 to the first nine months of 2004 due to an increase in advisory services provided to new and existing customers compared to the prior year’s period, research revenues from Kagan Research, LLC and management fees from one of our control investments, Bridgecom Holdings, Inc.

Operating Expenses

Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

The change in operating expenses for the three and nine months ended September 30, 2004 compared to the same periods in 2003 is attributable to the following items:

(dollars in thousands)	Three Months Ended September 30, 2004 vs. 2003	Nine Months Ended September 30, 2004 vs. 2003
Change due to:
Decrease in borrowings (a)	$(74)	$(718)
Change in LIBOR (a)	518	421
Change in spread (a)	(822)	(648)
Debt cost amortization	21	28
Salaries and benefits	1,710	3,897
Long-term incentive compensation	562	5,214
General and administrative expense	862	1,712

Total change in operating expense	$2,777	$9,906

(a)	The change in interest expense due to decrease in borrowings, change in LIBOR, and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating expenses for the third quarter of 2004 were $10.9 million, an increase of $2.8 million or 34% compared to the third quarter of 2003. Total operating expenses for the first nine months of 2004 were $33.6 million, an increase of $9.9 million or 42% compared to the first nine months of 2003. Total operating expenses are comprised of three components: (1) interest expense, (2) salaries and benefits and general and administrative expenses, and (3) long-term incentive compensation.

Interest expense declined by 13% to $2.3 million in the third quarter of 2004 compared to $2.7 million in the third quarter of 2003 and interest expense declined by 12% to $6.5 million for the first nine months of 2004 compared to $7.4 million for the first nine months of 2003. The decrease in both periods is primarily attributable to a decrease in the spread to LIBOR and a decrease in average borrowings offset by an increase in LIBOR.

Salaries and benefits and general and administrative expenses increased 69% from $3.7 million in the third quarter of 2003 to $6.3 million in the third quarter of 2004. For the first nine months of 2004 compared to the same period in 2003, these expenses increased 49% from $11.5 million in 2003 to $17.1 million in 2004. For the third quarter of 2004, the increase in salaries and benefits and general and administrative expenses was due primarily to expenses associated with Kagan Research, LLC as well as an increase in salaries and benefits due to additional hires and one time expenses associated with these new employees. The additional hires are part of an ongoing effort to grow our infrastructure in order to support our plans for future growth. For the year-to-date period the increase is primarily due to expenses associated with Kagan Research, LLC.

Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and the treatment of dividends on all shares securing employee loans as compensation. During the first quarter of 2004, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers. Long-term incentive compensation totaled $2.3 million and $10.0 million for the third quarter and first nine months of 2004, respectively, compared to $1.8 million and $4.8 million for the third quarter and first nine months of 2003, respectively. The increases in long-term incentive compensation are primarily due to the modification made during the first quarter of 2004.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses (NOI) for the quarter ended September 30, 2004 totaled $13.9 million, an increase of 18% compared with $11.7 million for the same quarter of 2003. NOI for the nine months ended September 30, 2004 totaled $36.2 million, an increase of 5% compared with $34.4 million for the nine months ended September 30, 2003.

Net Investment Gains and Losses

Net investment losses totaled ($5.1) million and ($7.7) million for the third quarter and first nine months of 2004, respectively, compared to ($1.8) million and ($6.6) million for the same respective periods of 2003. Net investment losses for the third quarter of 2004 were primarily attributable to depreciation on investments in the Publishing and Telecommunications industries partially offset by appreciation in the Information Services industry. Net investment losses for the first nine months of 2004 related primarily to losses and depreciation in the Telecommunications, Technology and Publishing industries partially offset by gains and appreciation in the Information Services industry. See the tables below for more detail on net investment gains and losses. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our realized gains and losses on investments for the three and nine months ended September 30, 2004 and 2003:

MCG Capital Corporation

Summary of Realized Gains and Losses on Investments

(dollars in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,
Portfolio Company	Sector	2004	2003	2004	2003
Realized gains (losses) on loans
VS&A-PBI Holding LLC	Publishing	$—	$—	$—	$(7,901)
National Systems Integration, Inc.	Telecommunications	—	—	—	(5,812)
FTI Technologies Holdings, Inc.	Technology	(1,592)	—	(4,125)	—
AMI Telecommunications Corporation	Telecommunications	—	—	(2,994)	(5,585)
Rising Tide Holdings, Inc.	Publishing	—	—	—	(2,675)
Netplexus Corporation	Technology	(1,765)	(48)	(1,765)	(48)
THE Journal, LLC	Publishing	—	(959)	—	(959)
ClearTel Communications, Inc.	Telecommunications	—	—	(669)	—
NBG Radio Network, Inc.	Broadcasting	—	—	—	(398)
aaiPharma Inc.	Other Diversified	—	—	(278)	—
Other		49	—	91	—

		(3,308)	(1,007)	(9,740)	(23,378)

Realized gains (losses) on equity investments
AMI Telecommunications Corporation	Telecommunications	—	—	(3,995)	—
Talk America Holdings, Inc.	Telecommunications	—	1,858	—	2,690
21st Century Newspapers, Inc.	Newspaper	2,478	—	2,478	—
R.R. Bowker LLC	Information Services	—	—	2,268	—
Bridgecom Holdings, Inc.	Telecommunications	—	—	2,158	—
SXC Health Solutions, Inc.	Technology	—	1,679	—	1,679
Netplexus Corporation	Technology	(766)	—	(766)	—
Fawcette Technical Publications Holding	Publishing	—	(519)	—	(519)
Dakota Imaging, Inc.	Technology	—	—	331	—
Other		1	53	1	53

		1,713	3,071	2,475	3,903

Net realized gains (losses) on investments		$(1,595)	$2,064	$(7,265)	$(19,475)

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the three and nine months ended September 30, 2004 and 2003:

MCG Capital Corporation

Summary of Net Change in Unrealized Appreciation and Depreciation on Investments

(dollars in thousands)

Portfolio Company	Sector	Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Unrealized appreciation on loans
Images.com, Inc.	Information Services	$—	$—	$1,466	$—
Other		403	415	1,091	145

		403	415	2,557	145
Unrealized appreciation on equity investments
Creatas, L.L.C.	Information Services	4,917	—	12,002	1,779
Fawcette Technical Publications Holding	Publishing	—	—	1,025	—
Bridgecom Holdings, Inc.	Telecommunications	—	331	662	1,442
NII Communications, Inc.	Telecommunications	222	—	625	164
Manhatten Telecommunications Corporation	Telecommunications	478	—	618	42
Superior Publishing Corporation	Newspaper	—	—	510	—
Talk America Holdings, Inc.	Telecommunications	—	82	—	2,593
Copperstate Technologies, Inc.	Telecommunications	—	1,268	—	1,379
SXC Health Solutions, Inc.	Technology	—	—	—	631
Other		593	537	1,263	629

		6,210	2,218	16,705	8,659

Unrealized appreciation on investments		6,613	2,633	19,262	8,804

Unrealized depreciation on loans
FTI Technologies Holdings, Inc.	Technology	(1,000)	—	(5,125)	—
Sunshine Media Delaware, LLC	Publishing	(311)	—	(3,619)	—
Telecomm South, LLC	Telecommunications	(172)	(497)	(1,019)	(463)
National Systems Integration, Inc.	Telecommunications	—	—	(910)	—
Witter Publishing Co. Inc.	Publishing	(602)	—	(602)	—
AMI Telecommunications Corporation	Telecommunications	—	(1,143)	—	(2,863)
Images.com, Inc.	Information Services	—	(37)	—	(858)
Netplexus Corporation	Technology	—	(32)	—	(679)
Corporate Legal Times L.L.C.	Publishing	—	(36)	—	(537)
NOW Communications, Inc.	Telecommunications	—	(94)	—	(559)
Other		(178)	(234)	(332)	(501)

		(2,263)	(2,073)	(11,607)	(6,460)

Unrealized depreciation on equity investments
Working Mother Media, Inc.	Publishing	(3,470)	—	(4,514)	(1,041)
National Systems Integration, Inc.	Telecommunications	—	(132)	(3,833)	(707)
ClearTel Communications, Inc.	Telecommunications	(3,668)	—	(3,668)	—
Copperstate Technologies, Inc.	Telecommunications	—	—	(2,292)	—
Talk America Holdings, Inc.	Telecommunications	(651)	—	(1,719)	—
Interactive Business Solutions, Inc.	Telecommunications	(150)	(480)	(777)	(750)
ETC Group, LLC	Publishing	—	—	(750)	—
AMI Telecommunications Corporation	Telecommunications	—	—	—	(2,695)
Fawcette Technical Publications Holding	Publishing	—	(1,328)	—	(1,437)
Crystal Media Network, LLC	Broadcasting	—	(983)	(347)	(983)
Biznessonline.com, Inc.	Telecommunications	—	—	—	(2,001)
Creatas, L.L.C.	Information Services	—	(1,175)	—	—
Bridgecom Holdings, Inc.	Telecommunications	(771)	—	—	—
Platinum Wireless, Inc.	Telecommunications	—	(170)	—	(274)
Other		(889)	(437)	(749)	(1,070)

		(9,599)	(4,705)	(18,649)	(10,958)

Unrealized depreciation on investments		(11,862)	(6,778)	(30,256)	(17,418)

Portfolio Company	Sector	Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Reversal of unrealized (appreciation) depreciation*
AMI Telecommunications Corporation	Telecommunications	—	—	6,858	5,143
FTI Technologies Holdings, Inc.	Technology	1,592	—	4,125	—
Netplexus Corporation	Technology	2,487	—	2,413	—
Bridgecom Holdings, Inc.	Telecommunications	—	—	(2,242)	—
RR Bowker	Information Services	—	—	(794)	—
Dakota Imaging, Inc.	Technology	—	—	(331)	—
21st Century Newspapers, Inc.	Newspaper	(2,441)	—	(215)	—
Talk America Holdings, Inc.	Telecommunications	—	(1,381)	—	(1,746)
THE Journal, LLC	Publishing	—	1,752	—	1,752
NBG Radio Network, Inc.	Broadcasting	—	—	—	574
Rising Tide Holdings, Inc.	Publishing	—	—	—	2,735
National Systems Integration, Inc.	Telecommunications	—	—	—	5,276
VS&A-PBI Holding LLC	Publishing	—	—	—	7,901
SXC Health Solutions, Inc.	Technology	—	(631)	—	(631)
NOW Communications, Inc.	Telecommunications	—	—	658	—
Fawcette Technical Publications Holding	Publishing	—	519	—	519
Other		113	(5)	119	(5)

Total reversal of unrealized (appreciation) depreciation		1,751	254	10,591	21,518

Net change in unrealized depreciation on investments		$(3,498)	$(3,891)	$(403)	$12,904

*	When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

Net Income

Net income totaled $8.8 million for the quarter ended September 30, 2004 compared to $9.9 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, net income totaled $28.5 million compared to $27.8 million for the same period in 2003. Earnings per share for the quarter ended September 30, 2004 decreased from $0.30 for the same period in 2003 to $0.21. Earnings per share decreased for the nine months ended September 30, 2004 from $0.90 for the same period in 2003 to $0.71. The decrease in earnings per share for the quarter and year to date is due primarily to a higher number of shares outstanding and a higher amount of net investment losses during the 2004 periods.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Cash, Securitization Accounts

At September 30, 2004 and December 31, 2003, we had $111.9 million and $60.1 million, respectively, in cash and cash equivalents. In addition, at September 30, 2004 and December 31, 2003, we had $109.9 million and $33.4 million, respectively, in cash, securitization accounts. We invest cash on hand in interest bearing deposit accounts with daily sweep features. Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans and balances available for origination of loans by MCG to complete the funding of the 2004-1 Term Securitization. We are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements and to originate loans. As of September 30, 2004 and December 31, 2003, $98.9 million and $0.0 million, respectively, of the cash held in securitization accounts was available for originations of loans that meet certain requirements. Our objective is to maintain sufficient cash on hand to cover current funding requirements, operations and to maintain flexibility as we manage our debt facilities. Borrowed funds that have not yet been invested may negatively impact our earnings until they are invested since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments.

For the first nine months of 2004, net cash provided by operating activities totaled $43.6 million, an increase of $14.1 million over the first nine months of 2003. This increase was due primarily to higher cash received on previously deferred payment-in-kind interest during the first nine months of 2004 as compared to the first nine months of 2003. In the first nine months of 2004, net cash provided in investing and financing activities totaled $8.2 million compared with $115.7 million in the first nine months of 2003. The 2004 activity was principally due to higher investment originations in 2004 more than offset by principal payments on loans, issuance of common stock and new debt.

Liquidity and Capital Resources

We expect our cash on hand and cash generated from operations, including the portion of the cash in securitization accounts that will be released to us, to be adequate to meet our cash needs at our current level of operations. We generally fund new originations using cash on hand, advances under our borrowing facilities and equity financings.

On March 3, 2004, we filed a registration statement on Form N-2 with the Securities and Exchange Commission which allows us to offer, from time to time, 6,320,896 shares of common stock in one or more offerings and allows certain selling shareholders named therein to offer, from time to time, up to 11,679,104 shares of common stock in one or more offerings. In connection with this Registration Statement, on May 26, 2004 we raised $56.3 million of gross proceeds by selling 3,750,000 shares of common stock at an offering price of $15.00 per share. On June 8, 2004, the underwriters in the May 26, 2004 offering exercised their over-allotment option and purchased an additional 562,500 shares of common stock at an offering price of $15.00 per share. As a result of the underwriters exercising their over-allotment, we raised an additional $8.4 million of gross proceeds. Also in connection with this Registration Statement, on September 21, 2004 we raised $35.4 million of gross proceeds by selling 2,008,396 shares of common stock at an offering price of $17.62 per share. On September 29, 2004, the underwriters in the September 21, 2004 offering exercised their over-allotment option and purchased an additional 301,259 shares of common stock at an offering price of $17.62 per share, which were registered on a registration statement on Form N-2 filed on September 16, 2004. As a result of the underwriters exercising their over-allotment, we raised an additional $5.3 million of gross proceeds.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of September 30, 2004, this ratio was 221%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets.

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

As of September 30, 2004, we had unused commitments to extend credit to our customers of $31.6 million, which are not reflected on our balance sheet. See “Borrowings” section below for discussion of our borrowing facilities.

Contractual Obligations

The following table shows our significant contractual obligations as of September 30, 2004:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (b)	$471.4	$55.0	$90.9	$—	$325.50
Future minimum rental obligations	13.3	1.5	3.1	3.2	5.5

Total contractual obligations	$484.7	$56.5	$94.0	$3.2	$331.0

(a)	This excludes the unused commitments to extend credit to our customers of $31.6 million as discussed above.
(b)	Borrowings under the Warehouse Credit Facility and the Revolving Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities. Repayments of the Series 2001-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Repayments of the Series 2004-1 Notes are based on the contractual maturity of the facility because the required payments are based on principal collections of the loans that comprise the collateral, but the final pool of collateral my change within 150 days of closing. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

Borrowings

On September 30, 2004, we completed a $397.7 million term debt securitization. In addition to funding continued growth, the proceeds from the transaction were used to repay all of the outstanding borrowings under our $200 million secured warehouse facility, MCG Commercial Loan Trust 2003-1, with UBS AG and all of the outstanding borrowings under our $115 million revolving credit facility with Wachovia Bank, National Association. In connection with these repayments, we terminated these two facilities. In addition, on September 10, 2004, we entered into a $25.0 million senior secured credit facility with Bayerische Hypo-und Vereinsbank, AG.

Term Securitization 2004-1 On September 30, 2004, we established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397.7 million of loans, however as of September 30, 2004 only $296.8 million of loans had been funded. There is an additional $98.9 million of cash held by the trustee as of September 30, 2004 to be used by the 2004-1 Trust to purchase additional loans from us within 150 days of closing. The facility is secured by all of the 2004-1 Trust’s commercial loans, cash held for investment, and any loans subsequently sold to the 2004-1 Trust, which as of September 30, 2004 totaled $397.0 million. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2 and Class B Notes. The Class A-1 Notes, Class A-2 Notes and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The 2004-1 Trust issued $250.5 million of Class A-1 Notes rated Aaa/AAA, $31.5 million of Class A-2 Notes rated Aa1/AAA, and $43.5 million of Class B Notes rated A2/A as rated by Moody’s and Fitch, respectively. As of September 30, 2004 $325,500 of the Series 2004-1 Notes were outstanding. The Series 2004-1 Class A-1 Notes, Class A-2 Notes and Class B Notes bear interest of LIBOR plus 0.43%, 0.65%, and 1.30%, respectively.

Senior Secured Credit Facility On September 10, 2004, we entered into a $25.0 million senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank, A.G. New advances under the credit facility are at the discretion of the lender. The credit facility expires on September 10, 2005 and bears interest at LIBOR plus 2.00% or the prime rate plus 0.50%. The credit facility will be secured by a first priority security interest in our tangible and intangible assets subject to certain excluded collateral and certain permitted other liens. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity and a negative pledge. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. As of September 30, 2004, we had $25.0 million outstanding under the credit facility.

Warehouse Facility On January 29, 2004, our wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200 million secured warehouse credit facility with an affiliate of UBS AG. We used the warehouse credit facility to fund our origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, which we securitized using an affiliate of the lender as the exclusive structurer and underwriter or placement agent. Advances under the credit facility bore interest at LIBOR plus 0.50%. The warehouse credit facility operated much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. On September 30, 2004, we paid off the warehouse credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility.

Term Securitization On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes. The facility is secured by all of the Trust’s commercial loans which were contributed by us and totaled $205.1 million as of September 30, 2004 and $247.5 million as of December 31, 2003. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The 2001-1 Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poor’s, Moody’s and Fitch, respectively. As of September 30, 2004, $120.9 million of the Series 2001-1 Notes were outstanding and $173.1 million were outstanding as of December 31, 2003. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

Revolving Credit Facility As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allowed us to issue up to $200.0 million of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). On February 12, 2004, the Revolving Credit Facility was amended to, among other things, reduce our borrowing capacity from $200.0 million to $130.0 million and reduce the interest rate from a commercial paper rate plus 3.0% to LIBOR plus 1.5%. On September 30, 2004, we paid off the revolving credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility. As of December 31, 2003, there were $130.0 million of the Series 2000-1 Notes outstanding with one investor. As of September 30, 2004 and December 31, 2003, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which was part of the Revolving Credit Facility, that allowed us to borrow up to $25.0 million as part of the $200.0 million total facility limit for a period of up to four days. The Revolving Credit Facility was secured by $194.3 million of commercial loans as of December 31, 2003.

Each debt facility except the Senior Secured Credit Facility are funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Outstanding Borrowings

At September 30, 2004, we had aggregate outstanding borrowings of $471.4 million. The following table shows the facility amounts and outstanding borrowings at September 30, 2004:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate (a)
Term Securitization
Series 2004-1 Class A-1 Asset Backed Bonds	$250.5	$250.5	2.06%
Series 2004-1 Class A-2 Asset Backed Bonds	31.5	31.5	2.28
Series 2004-1 Class B Asset Backed Bonds	43.5	43.5	2.93
Series 2001-1 Class A Asset Backed Bonds	85.5	85.5	2.23
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	3.38
Senior Secured Credit Facility	25.0	25.0	3.88

Total borrowings	$471.4	$471.4	2.38%

(a)	Excludes the cost of commitment fees and other facility fees.

At December 31, 2003, we had aggregate outstanding borrowings of $304.1 million. The following table shows the facility amounts and outstanding borrowings at December 31, 2003:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate (a)
Term Securitization
Series 2001-1 Class A Asset Backed Bonds	$137.7	$137.7	1.77%
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	2.92
Revolving Credit Facility
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

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount
October 29, 2004	November 19, 2004	January 27, 2005	0.42
July 28, 2004	August 20, 2004	October 28, 2004	0.42
April 22, 2004	May 7, 2004	July 29, 2004	0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42
December 16, 2003	December 31, 2003	January 29, 2004	0.42
August 6, 2003	August 18, 2003	October 30, 2003	0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$5.95

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

Paid-in-Kind Interest

In accordance with GAAP, we include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. However, in certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $14.9 million or 1.8% of our portfolio of investments as of September 30, 2004 and $27.3 million or 3.9% of our portfolio of investments as of December 31, 2003.

PIK related activity for the nine months ended September 30, 2004 and the year ended December 31, 2003 was as follows:

(in millions)	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Beginning PIK loan balance	$27.3	$27.2
PIK interest earned during the period	7.9	18.3
Change in interest receivable on PIK loans	—	0.1
Principal payments of cash on PIK loans	(12.3)	(7.0)
PIK loans converted to other securities	(7.9)	(10.9)
Realized loss	(0.1)	(0.4)

Ending PIK loan balance	$14.9	$27.3

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers had been applied first to any PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $5.5 million of payments would have been applied against the September 30, 2004 PIK loan balance of $14.9 million and an additional $6.6 million of payments would have been applied against the December 31, 2003 PIK loan balance of $27.3 million.

As of September 30, 2004, 90% of the $14.9 million of PIK loans outstanding have an investment rating of 3 or better and as of December 31, 2003, 93% of the $27.3 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements is separately identified on our consolidated statements of cash flows.

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $13.2 million and $16.4 million of unearned income as of September 30, 2004 and December 31, 2003, respectively.

Unearned fee activity for the nine months ended September 30, 2004 and year ended December 31, 2003 was as follows:

	Nine Months Ended September 30, 2004			Year Ended December 31, 2003
(in millions)	Cash Received	Equity Interest and Future Receivables	Total	Cash Received	Equity Interest and Future Receivables	Total
Beginning unearned income balance	$5.6	$10.8	$16.4	$8.3	$4.5	$12.8
Additional fees	2.3	2.3	4.6	1.8	10.6	12.4
Unearned income recognized	(2.5)	(4.8)	(7.3)	(2.9)	(4.1)	(7.0)
Unearned fees applied against loan balance	(0.5)	—	(0.5)	(1.6)	(0.2)	(1.8)

Ending unearned income balance	$4.9	$8.3	$13.2	$5.6	$10.8	$16.4

(a)	When a loan is paid off at an amount below our cost basis, we apply any fees received that have not been recognized as income against the outstanding loan amount to reduce the cost basis, which has the effect of reducing any realized loss.

Other Fees

In certain investment transactions, we perform investment banking and other advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

Valuation of Investments

At September 30, 2004, approximately 78% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties equaling $518.7 million at September 30, 2004 and $441.8 million at December 31, 2003. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on our operations or financial position. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Recent Development

On October 29, 2004, MCG portfolio company, Bridgecom Holdings, Inc., entered into a merger agreement with Broadview Networks Holdings, Inc. The merger is expected to close in the first quarter of 2005 and is subject to regulatory approvals, the consent to the merger by Broadview’s lenders and other closing conditions. Given the conditions to closing, there can be no assurance as to the timing of close or that the transaction will close.

Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this quarterly report, including our financial statements and the related notes and the schedules and exhibits to this quarterly report.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board. We are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that we believe has decreased in value. Because there is typically no public market for the loans and equity securities of the companies in which we invest, our board will determine the fair value of these loans and equity securities on a quarterly basis pursuant to our valuation policy. These determinations of fair value necessarily will be somewhat subjective. Accordingly, these values may differ significantly from the values that would be determined by a third party or placed on the portfolio if there existed a market for our loans and equity securities.

We make loans to and invest in primarily small- and medium-sized privately owned companies, which may default on their loans, thereby reducing or eliminating the return on our investments.

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

•	Many media companies rely on advertising, which tends to be cyclical and influenced by macro-economic factors, as their primary revenue stream. In addition, many media companies are subject to risks associated with the increasing cost of raw material commodities such as paper, printing and postage, and broadcasters are subject to the risks associated with a regulated environment. Within the last two years, we have been negatively affected by our customers in the magazine publishing sector, in particular those with substantial exposure to financial services, telecommunications and technology advertising. These advertising categories experienced steeper declines than the general advertising market.

•	Communications companies often have high customer acquisition costs and require significant liquidity. As a result, these companies require significant infusions of capital and would be adversely affected by a disruption in their ability to raise capital. In addition, such companies are subject to the risks associated with a changing regulatory environment. Much of the current difficulty facing the industry is a function of overcapacity and speculation by investors related to ongoing deregulation and future demand related to the internet and emerging broadband applications.

•	Information services businesses are subject to risks associated with their dependence on intellectual property assets. If their ability to access critical intellectual property rights is impaired, their businesses could be suddenly and adversely affected. Other risks for information services businesses include the possibility of innovations that render certain services obsolete.

•	Providers of technology, including software and technology-enabled business services, may experience significant costs in keeping their products and services technologically up-to-date. Some also have high fixed costs and capital expenditure requirements that require significant access to capital.

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

Economic downturns or recessions could impair our customers’ ability to repay our loans, harm our operating results and reduce our volume of new loans.

Many of our customers may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic downturns or recessions could lead, to financial losses in our portfolio and a decrease in net income. Unfavorable economic conditions could also lead to a decrease in revenues and assets.

An economic downturn could disproportionately impact the industry sectors in which we concentrate causing us to be more vulnerable to losses in our portfolio and experience diminished demand for capital in these industry sectors and, consequently, our operating results may be negatively impacted.

At September 30, 2004 and December 31, 2003, there were $0.1 million and $4.2 million, respectively, of loans, or approximately 0.01% and 0.6%, respectively, of the investment portfolio, greater than 60 days past due. At September 30, 2004, $12.0 million of loans, including all of the loans greater than 60 days past due, were on non-accrual status, which represented 1.5% of the investment portfolio. At December 31, 2003, $14.6 million of loans, including $0.1 million of the loans greater than 60 days past due, were on non-accrual status, which represented 2.1% of the investment portfolio. The non-accrual and past due loans at September 30, 2004 and December 31, 2003 primarily represented borrowers in the publishing, telecommunications and paging businesses. Portions of the trade publishing industry, which are dependent on financial, technology or telecommunications advertising, experienced sluggish advertising revenue. Certain companies in the telecommunications industry have suffered from competitive pressure from low cost and prepaid cellular calling plans. At September 30, 2004, of the $121.2 million of loans to our majority owned portfolio companies, $12.0 million were on non-accrual status. At December 31, 2003, of the $83.1 million of loans to our majority owned portfolio companies, $10.5 million were on non-accrual status. At September 30, 2004, of the $36.6 million of loans to our controlled non-majority owned portfolio companies, none were on non-accrual status. At December 31, 2003, of the $18.6 million of loans to our controlled non-majority owned portfolio companies, $3.9 million were on non-accrual status. As of September 30, 2004, of the $52.3 million of loans to other affiliates, none were on non-accrual status. As of December 31, 2003, of the $45.6 million of loans to other affiliates, $0.2 million were on non-accrual status.

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

We elected to be taxed for federal income tax purposes as a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election was effective as of January 1, 2002. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, as well as if we continue to qualify as a business development company, we will qualify to be a regulated investment company and will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a regulated investment company. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income, we generally will be subject to a 4% excise tax.

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

As of September 30, 2004, we had $446.4 million of outstanding borrowings under our securitization facilities and $25.0 million of outstanding borrowings under our Senior Secured Revolving Credit Facility. As a result, our current financial structure has a high proportion of debt and our debt service is substantial. As of September 30, 2004, the weighted average annual interest rate on all of our outstanding borrowings was 2.38%. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2004 total assets of at least 1.07%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and we do not hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $160.2 million as of September 30, 2004.

Our securitization facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not used leverage. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value attributable to our common stock to decline more than it otherwise would have had we not used leverage. Similarly, any increase in our consolidated revenue in excess of consolidated interest expense on our borrowed funds would cause our net income to increase more than it would without the use of leverage. Any decrease in our consolidated revenue would cause net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At September 30, 2004, this ratio was approximately 221%.

In addition, because substantially all of our assets and liabilities are priced using various short-term rate indices, including one-month to six-month LIBOR, commercial paper rates and the prime rate, the timing of changes in market interest rates or in the relationship between interest rate indices could affect the interest rates earned on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, which could result in a decrease in net income.

If we are not able to refinance our debt or able to do so on favorable terms, we would not be able to operate our business in the ordinary course.

Our 2001-1 Term Securitization Facility is scheduled to terminate on February 20, 2013 or sooner upon repayment of our borrowings, our 2004-1 Term Securitization Facility is scheduled to terminate on July 20, 2016 or sooner upon repayment of our borrowings, and our Senior Secured Revolving Credit Facility is scheduled to expire on September 30, 2005.

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

You may not receive distributions.

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Regulation as a Business Development Company” in the accompanying prospectus. Also, restrictions and provisions in our securitization facilities limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure you that you will receive any distributions or distributions at a particular level.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income in advance of receiving cash payment, and are separately identified on our consolidated statements of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain our status as a regulated investment company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”.

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

Our future success depends to a significant extent on the continued services of Bryan J. Mitchell, our Chief Executive Officer, Steven F. Tunney, our President and Chief Operating Officer, B. Hagen Saville, one of our Executive Vice Presidents, and Robert J. Merrick, our Chief Credit Officer, as well as other key personnel. Mr. Mitchell was diagnosed in May 1999 with adenocarcinoma, a form of colon cancer, for which he was treated through surgery and a series of post-operative treatments that ended in December 1999. Mr. Mitchell’s illness is in remission and has not significantly impaired his ability to perform his duties. The loss of any of these key employees would likely have a significant detrimental effect on our business. In addition, if any two of Mr. Mitchell, Mr. Saville, Mr. Tunney or Mr. Merrick cease to be actively involved in our management, the lender under one of our securitization facilities could, absent a waiver or cure, replace us as the servicer of the loans and declare a default. In addition, if any two of Mr. Mitchell, Mr. Tunney or Mr. Saville cease to be an executive officer of MCG actively in the management of MCG, the lender of our $25 million senior secured credit facility could, absent a waiver or cure, declare a default.

Fluctuations in interest rates could adversely affect our income.

A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 90% of the loans in our portfolio, based on amounts outstanding at cost as of September 30, 2004, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 10% were at fixed rates. From October 1, 2003 to September 30, 2004, three-month LIBOR has increased from 1.15% to 2.02%.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.

We have issued debt securities and may issue debt securities and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of MCG Capital and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

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

Our ability to invest in private companies may be limited in certain circumstances.

If we are to maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets generally cannot be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part focuses on whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question as to whether a private company that has outstanding debt securities would qualify under the relevant portion of the “eligible portfolio company” criteria. The SEC has recently issued proposed rules to include any company that does not have a class of securities listed on a national securities exchange or association in the definition of “eligible portfolio company.”

Until the question raised by the staff of the SEC pertaining to the Federal Reserve’s 1998 change to its margin rules has been addressed by final legislative, administrative or judicial action, we intend to treat as qualifying assets only those debt and equity securities that are issued by a private company that has no marginable securities outstanding at the time we purchase such securities or that otherwise qualifies as an “eligible portfolio company” under the 1940 Act.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Over 85% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 52% of our loan portfolio has a LIBOR floor, at various levels. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR. At September 30, 2004, the rate spread to LIBOR of our accruing loans and yielding equity investments was 10.0%.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$218.7	$—	$93.0	$—
Prime Rate	30.4	—	1.3	—
30-Day LIBOR	48.5	—	20.9	—
60-Day LIBOR	14.3	—	7.4	—
90-Day LIBOR	507.5	471.4	481.6	173.1
180-Day LIBOR	35.6	—	—	—
Commercial Paper Rate	—	—	—	131.0
Fixed Rate	72.7	—	94.4	—

Total	$927.7	$471.4	$698.6	$304.1

Based on our September 30, 2004 balance sheet, the following table shows the impact of base rate changes in interest rates assuming no changes in our investment and borrowing structure. The impact of an additional 100 basis point increase is different from the first 100 basis point increase due to the imposition of LIBOR floors.

(dollars in millions)

Basis Point Change	Interest Income	Interest Expense	Net Income
(100)	$(4.8)	$(4.7)	$(0.1)
100	$7.2	$4.7	$2.5
200	$15.8	$9.4	$6.4
300	$24.4	$14.1	$10.3

Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this strategy on an ongoing basis.

Item 4.    Controls and Procedures

(a)	As of the end of the period covered by this report, MCG carried out an evaluation, under the supervision and with the participation of MCG’s management, including MCG’s Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of MCG’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer and Chief Accounting Officer have concluded that MCG’s current disclosure controls and procedures are effective in timely alerting them of material information relating to MCG that is required to be disclosed by MCG in the reports it files or submits under the Securities Exchange Act of 1934.

(b)	There have been no changes in MCG’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, MCG’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2004, MCG issued a total of 4,270 shares of common stock under its dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering proceeds for the shares of common stock sold under the dividend reinvestment plan were approximately $72 thousand. The proceeds were used for general corporate purposes.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

10.66*	Sale and Servicing Agreement by and among MCG Commercial Loan Trust 2004-1, MCG Finance IV, LLC, MCG Capital Corporation and Wells Fargo Bank, National Association, dated as of September 30, 2004.

10.67*	Indenture between MCG Commercial Loan Trust 2004-1 and Wells Fargo Bank, National Association, dated as of September 30, 2004.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of President and Chief Operating Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.4*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2004.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer

By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney President and Chief Operating Officer

By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell Chief Financial Officer

By:	/s/ JOHN C. WELLONS
John C. Wellons Chief Accounting Officer