Form 10-K
period 2004-12-31
MCG CAPITAL CORP
filed 2005-03-04
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $512,039,511 based on the closing price on the NASDAQ National Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 45,343,135 shares of the Registrant’s common stock outstanding as of March 1, 2005.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

MCG CAPITAL CORPORATION

2004 FORM 10-K ANNUAL REPORT

PART I

In this Annual Report on Form 10-K, or Annual Report, the “Company”, “MCG”, “we”, “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

Item 1.    Business

GENERAL

We are a solutions-focused financial services company providing financing and advisory services to a variety of small and medium-sized companies throughout the United States with a focus on growth oriented companies. Currently, our portfolio consists primarily of companies in the communications, information services, media, technology, software and business services industry sectors. We acquire new customers through two primary channels: directly through owner operators and through supporting private equity in leveraged buyouts, recapitalizations and growth initiatives. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital.

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

We have built our portfolio through disciplined underwriting and investment approval processes and focused portfolio management. We typically lend to and invest in companies with $20 million to $200 million in annual revenues. As of December 31, 2004, we had outstanding commercial loans of approximately $760.4 million, and equity investments of approximately $119.9 million. As of December 31, 2004, our geographically diverse customer base consisted of 97 companies with headquarters in 25 states and Washington, D.C. As a financier of growth companies, many of our transactions are with existing customers as they execute multi-year growth strategies. Through December 31, 2004, approximately 58% of the companies that have been our customers for one year or more had completed two or more transactions with us and approximately 31% had completed three or more transactions with us.

Our investment decisions are based on extensive analysis of potential customers’ business operations and asset valuations supported by an in-depth understanding of the quality of their recurring revenues and cash flow, variability of costs and the inherent value of their assets and intellectual property. We have developed specialized risk management metrics, pricing tools, due diligence methodologies and data management processes that are designed to help us manage risk and maximize our return on investment.

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

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 or the “1940 Act”. As a business development company, we are required to meet regulatory tests, the most significant of which relate to our investments and borrowings. A business development company is required to invest at least 70% of its total assets in private or thinly traded public U.S.-based companies. A business development company also must meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. See “Regulation as a Business Development Company”. In addition, we elected to be treated for federal income tax purposes as a regulated investment company,or “RIC,” under the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election was effective as of January 1, 2002. See “Certain U.S. Federal Income Tax Considerations”.

MCG was organized as a Delaware corporation on March 18, 1998. On March 18, 1998, we changed our name from MCG, Inc. to MCG Credit Corporation and on June 14, 2001, we changed our name from MCG Credit Corporation to MCG Capital Corporation. Our executive offices are located at 1100 Wilson Boulevard, Suite 3000, Arlington, Virginia 22209 and our telephone number is (703) 247-7500. We also have offices in Richmond, Virginia and Monterey, California. Our Internet site address is www.mcgcapital.com. Information contained on our web site is not incorporated by reference into this Annual Report and you should not consider information contained on our web site to be part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

MARKET OPPORTUNITY

We believe that the small- and medium-sized business segment is becoming more significant to the U.S. economy, and that it is attractively sized with good growth characteristics. We believe that many such businesses, including our target customers, have increasing demand for and less access to high-quality differentiated corporate financial services. We also believe this trend is likely to continue given the broad-based and on-going consolidation in the financial services industry. Our focus on selected markets with strong growth prospects, combined with our targeted customers’ growing demand for capital and the corporate finance, advisory and research services we offer, enhance our market opportunity. We have organized our investment activities around a few clearly defined market opportunities leveraging our strong credit culture and our expert-activist, knowledge based investment philosophy. We believe these market opportunities are large enough to provide continued growth. However, our focus is narrow enough to allow us to gain a special understanding of the needs of our target customers. This allows us to provide innovative financing solutions to our customers.

We target only those market opportunities deemed attractive by our investment committee. Before we target a new market, industry sector or industry sub-sector, our research team performs an opportunity analysis and identifies specific operational norms and risks of that market, sector or sub-sector. Management, working with our credit committee, then develops our lending and investment criteria for that market, sector or sub-sector. On an ongoing basis, our board of directors, the investment committee of our board of directors, credit committee and executive management monitor the level of diversification within the portfolio for risks associated with market, asset class, geographic and industry sector concentrations.

We currently focus on investments across the capital structure in specific industry sectors, including communications, information services, media, technology, software and business services as well as certain other diversified sectors. In connection with these investments we utilize, among other things, proprietary data, enhanced knowledge and substantial experience to create competitive advantage. We also focus on buyout, growth and recapitalization financing opportunities in conjunction with private equity firms. In these circumstances our credit analysis skills, systematic underwriting processes and timely responses, among other things, we believe provide a competitive advantage to our targeted customers.

We believe that traditional financial service providers typically lack infrastructure and dedicated expertise to focus on small- and medium-sized companies within these markets. We believe that each of these markets has distinct characteristics in terms of risk, capital requirements, industry and general economic cycles, stages of development and rates of return. Many of our industry sectors are characterized by ongoing consolidation and convergence and by new business formation. We also believe that these sectors have a number of common features, including active private equity investing, favorable regulatory environments, rising projected revenue growth rates, recurring revenue characteristics and enterprise values. As a result, we believe we have a large market opportunity in these target markets.

STRATEGY

We seek to achieve favorable risk-adjusted rates of return in the form of current yield and capital appreciation, while maintaining credit and investment quality in our asset portfolio. We believe our financial performance is a product of our knowledge and insight, effectiveness in targeting potential customers and serving them, risk-based pricing techniques and disciplined portfolio acquisition and risk management techniques. We make investments in the $1 to $50 million range and base our investment activity on fundamental analysis of growth oriented small- and medium- sized businesses. We apply well established credit processes to the assessment of risk and price our loans accordingly. We have developed proprietary analytics, data and knowledge to support our business activities.

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

Expert-Activist Philosophy

Our “expert-activist” philosophy is one of the foundations of our investment process. It enables us to make lending and investment decisions quickly and confidently because we have a firm understanding of the funding needs of our targeted customers and the operating characteristics of our customers’ businesses and their associated industry sectors. We enhance our detailed understanding of our targeted markets through continuous engagement with existing and prospective customers. We gather and manage the knowledge and insights gained through this process using customized databases and workflow management methodologies. We use this information to enhance the quality of our marketing and research and the effectiveness of our credit and investment analysis. We refine and revalidate our investment approaches within particular markets, sectors and sub-sectors.

We work with our customers and targeted customers to understand the costs and benefits of their corporate development initiatives, business opportunities, threats to their businesses and acceptable risks and returns. This understanding, together with our flexible funding approach, enables us to facilitate customers’ corporate development decisions even in some cases where short-term financial performance may suffer. We believe that this approach differentiates us from most other lenders and investors and helps to create strong and long-term relationships with our customers. We believe that our approach to date also has enabled us to originate loans based on the value we help to create rather than solely on the basis of our cost of capital in order to achieve attractive risk-adjusted investment returns.

OPERATIONS

To achieve our goal of being a leading provider of solutions-focused financial services to small- and medium-sized companies, we foster a credit and business culture that strives to protect our capital, principal and interest, generate capital gains on our equity investments and support gains in our customers’ enterprise values.

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

Research

Our unique research capabilities create the foundation for our “expert-activist” philosophy of investing and, we believe, give us a competitive advantage. We conduct research and some of our advisory services through our wholly owned subsidiary, Kagan Research, LLC. Kagan is a leading research, advisory and valuation firm serving our portfolio companies and third-party financial institutions, operating companies, professional services firms and investment firms. We acquired Kagan in the first quarter of 2004. Both MCG and Kagan focus on companies’ fundamental performance against industry conditions and operational benchmarks. Our contact with operating companies in our targeted industries helps us to continuously refine and validate our investment philosophy. Our research group’s function is to generate meaningful revenues by providing market validated expert perspective on operational, strategic and valuation issues and to support and augment the business development process through the identification of attractive industry sectors and emerging trends, investment and risk analysis and marketing of our industry expertise.

Through strategic industry analysis, we update our investment perspective in our target industry sectors and develop investment hypotheses for new industry sub-sectors. Our research capabilities and findings also are valuable in attracting customers who are able to draw from our industry expertise to help refine their strategic plans, identify acquisition opportunities and set appropriate financial and operating goals.

We write and distribute Transactions, our periodic newsletter, which focuses on merger and acquisition activity within our industry sectors to portfolio companies, prospective customers, investors, and others to facilitate a dialogue, promote a common strategic outlook and a shared perception of industry risk and opportunity. This shared perception helps us and our customers develop mutually agreeable financing structures that mitigate risk to us and our customers. Our publications also increase our visibility within our target industry sectors and support our expert-activist investment methodology.

Our research department published in 2004:

•	35 comprehensive industry research reports, known as databooks, that incorporate our investment perspectives and operational insights, which are supported by normative data, financial projections and perceived best practices for our target industries;

•	quarterly updates on our industry sectors which highlight recent operating statistics, emerging trends, public market sentiment, merger and acquisition activity and regulatory outlook for each MCG targeted industry; and

•	17 newsletters, periodic monthly publication that report our views and interpretation of significant events that impact our customers and prospective customers. Newsletter titles include Kagan Media Money, Tower Investor, Wireless Market Stats, Broadband Technology and Cable TV Investor. Databook titles include Benchmarking Cable Network Financial Statistics, The Future of Satellite Radio, Media Mergers and Acquisition, Radio Financial Databook and Media Trends.

In addition, our research department supports our active engagement with third-party publishers who seek quotes and articles from our professionals for their various publications and reports.

Underwriting

We place primary emphasis on credit and risk analysis and have incorporated the underwriting function directly into the business development process. Our underwriting team consists of investment professionals who perform due diligence, credit and corporate financial analyses, deal sponsors who possess specific industry expertise and are responsible for originating and managing the transaction, a member of our credit committee and our in-house counsel. To ensure consistent underwriting, we use our sector-specific due diligence methodologies, developed over the last 14 years, which include standard due diligence on financial performance and customized analysis of the operations, systems, accounting policies, human resources and the legal and regulatory framework of a prospective customer. The members of the underwriting team work together to conduct due diligence and understand the relationships among the customer’s business plan, operations and financial performance.

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

Collateral Valuation.    To assess the credit exposure of the potential investment and to quantify the underlying value of the enterprise in which we are investing, we employ a series of standard valuation techniques. We prepare comparative public and private market transactions analyses using our database of transactions in our target sectors. We also perform a valuation using discounted cash flow models based on our projections of the future free cash flows of the business and industry derived capital costs. Finally, we look to comparable public companies to benchmark the enterprise using public market data to derive collateral value. Using these methods provides us with multiple views of the underlying value of the investment’s collateral, giving us a key risk metric, which is the loan-to-value ratio.

Investment Structure.    In underwriting prospective customers, we also focus on investment structure, payment priority, collateral or asset value, management qualities, and financial support from guarantors and other credit enhancements. We use loan structure to mitigate the higher risk associated with a higher volatility factor by requiring better financial and collateral coverage thresholds for those prospects. In the majority of our loans, we receive a perfected, first priority security interest in substantially all of our customers’ assets, which entitles us to a preferred position on payments in the event of liquidation, and a pledge of the equity by the equity owners. In addition, we structure loan covenants to assist in the management of risk. Our loan documents generally include affirmative covenants that require the customers to take specific actions such as periodic financial reporting, notification of material events and compliance with laws, restrictive covenants that prevent customers from taking a range of significant actions, such as incurring additional indebtedness or making acquisitions without our consent, covenants requiring the customer to maintain or achieve specified financial ratios such as debt to cash flow, interest coverage and fixed charge coverage, and operating covenants requiring them to maintain certain operational benchmarks such as minimum revenue or minimum cash flow. Our loan documents also contain customary events of default such as non-payment, breach of representation, breach of covenant, insolvency and change of control. Our direct equity investments at the time they are made are typically pari passu with or senior to the customers’ other equity securities.

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

Most of our loans include a variable interest rate component designed to reflect credit risk, which allows the interest rates our customers pay to increase or decrease automatically based on changes in their operating and financial performance. For example, if a customer fails to achieve the operating or financial performance targets set forth in the loan agreement, the interest rate payable on our loan typically increases automatically to reflect the increased credit risk. Conversely, if the customer outperforms its targets, the interest rate payable would typically decrease to reflect our decreased credit risk. However, in such a scenario, our decrease in interest income as a result of the favorable interest rate adjustment is likely to be offset for certain loans by increases in the value of our upside investments, such as warrants, stock appreciation rights or direct equity investments. We may, however, price certain loan transactions at fixed interest rates.

Investment Approval Process

Our credit committee approves all of our investments, while the investment committee of our board of directors also must approve certain significant investments as determined, from time to time, by our board of directors and its investment committee. The four members of our credit committee are Bryan J. Mitchell, our Chief Executive Officer; Steven F. Tunney, our President and Chief Operating Officer; Robert J. Merrick, our Chief Credit Officer; and B. Hagen Saville, one of our Executive Vice Presidents. The members of our investment committee are Messrs. Mitchell, Tunney, Gleberman, Millner, Merrick and O’Keefe.

Loan Servicing

After a loan is approved and funded, the underwriting team, along with the loan administration group and the compliance administration group, remain involved in the transaction by reviewing covenant compliance and quarterly financial performance and by collecting additional industry sector data for inclusion in our databases.

Loan Administration Group.    This group administers the loans on our loan administration system and is responsible for:

•	funding the loans in accordance with credit committee and, if applicable, investment committee approval;

•	recording the loans into our loan administration system;

•	ensuring that billing and collections are done in an accurate and timely fashion;

•	collecting on past due accounts; and

•	maintaining the collateral that is in our possession.

Compliance Administration Group.    This group tracks covenant compliance and oversees a monthly review of our critical functions to ensure adherence with our internal policies and procedures. The compliance administration staff is responsible for:

•	reviewing the credit agreement to ensure that the final loan documents reflect the terms approved by the credit committee and, if applicable, the investment committee and advising the credit committee of any deviations;

•	ensuring that the customer compliance package is prepared in accordance with the loan covenant requirements;

•	inputting the customer’s financial statements into our tracking schedules and entering the loan covenants into the covenant tracking system;

•	ensuring the mathematical accuracy of applicable covenant requirements;

•	reviewing the customer’s financial statements to ensure that the customer performs in accordance with our expectations;

•	reporting all covenant violations, loan amendments and covenant waivers to the credit committee;

•	plotting the customer’s actual performance against our risk acceptance criteria grids each quarter to ensure that the risk rating is still appropriate;

•	preparing annual reviews and quarterly collateral valuation updates for each customer; and

•	preparing quarterly customer and industry valuation data.

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

When principal and interest on a loan is not paid within the applicable grace period, our loan administration group will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment and will begin to more actively monitor the investment. We will formulate strategies to optimize the resolution process and begin the process of restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may, among other items, involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any enhanced risk, we receive appropriate compensation from the customer in connection with a restructuring. During the process of monitoring a loan in default, we will in appropriate circumstances send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may decide to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings.

When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection. For federal income tax purposes, all interest income is included in taxable income, regardless of accrual status.

Portfolio Overview

Our investments are primarily senior secured commercial loans, subordinated debt and equity-based investments. Some of our loans include warrants, options, success fees, equity co-investments and other equity-like features. Currently, our customer base includes primarily small- and medium-sized private companies in the communications, information services, media, technology, software and business services industry sectors. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital. In addition, we have occasionally made loans to individuals who are principals in these companies where the proceeds are used by or in connection with the operations or capitalization of such companies.

At December 31, 2004, our ten largest customers represented approximately 39.2% of the total fair value of our investments. Our largest customer and one of our control investments, Bridgecom Holdings, Inc., or Bridgecom, represented approximately 7.4% of the fair value of our investments at December 31, 2004. Bridgecom is headquartered in Mt. Kisco, New York. During 2003, we invested $32 million in Telecom North Corp., a wholly owned portfolio company, which merged with Bridgecom in March of 2004. This merger was part of a strategy to consolidate a number of unbundled network element platform competitive local exchange carriers, or UNE-P CLECs, telecommunications companies into several larger CLECs. In October of 2004, Bridgecom entered into a merger agreement with Broadview Networks Holding, Inc. The merger closed in January of 2005. The combined enterprise provides communications services, cable and wiring services, Web services, Internet access services and phone systems sales and support as well as other telecommunications consulting services in seven northeastern states.

At December 31, 2004, our second largest customer and one of our control investments, Superior Publishing Corporation, represented approximately 5.8% of the fair value of our investments. Superior Publishing is headquartered in Superior, Wisconsin. Superior Publishing was formed to purchase the stock of Murphy McGinnis Media, which operates a group of 16 daily and weekly community newspapers covering the Iron Range of Minnesota and the twin ports of Superior, Wisconsin, Duluth, Minnesota, and the Lake regions of Northeastern Wisconsin. The publications operate in small markets with little or no print competition. The newspapers provide strong local-news coverage and have a community-oriented focus.

Our senior debt instruments generally provide for a contractual variable interest rate between 4% and 14%, a portion of which may be deferred. In addition, approximately 51% of the loan portfolio, based on amounts outstanding at fair value as of December 31, 2004, has floors of between 1.25% and 3% on the LIBOR base index. Approximately 84% of the loans in our portfolio, based on amounts outstanding at fair value as of December 31, 2004, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 16% were at fixed rates. The weighted average rate spread over LIBOR on interest bearing investments at December 31, 2004 was 8.2%. Our subordinated secured debt instruments generally provide for a contractual rate of interest between 9% and 20%, a portion of which may be deferred or paid-in-kind.

Our loans generally have stated maturities at origination that range from 2 to 8 years. The weighted average maturity of our loan portfolio at December 31, 2004 was approximately 4 years. Our customers typically pay us an origination fee based on a percentage of the commitment amount, and in some instances our customers are permitted to prepay our loans without penalty. They also often pay us a fee based on any undrawn commitments.

At December 31, 2004, approximately 37% of our loans had detachable warrants or an option to purchase warrants, stock appreciation rights or other equity interests or other provisions designed to provide us with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. In some cases, some or all of the deferred interest may be used to pay the exercise price on the warrants or option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow us to register the securities after a public offering. We intend to continue to obtain equity and equity-like instruments with similar features from our customers.

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

We monitor and, when appropriate, recommend changes to investment ratings. The valuation committee of our Board of Directors reviews management’s recommendations and affirms or changes the investment ratings at least quarterly.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2004 and 2003:

(dollars in millions)	December 31, 2004			December 31, 2003
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$301.5	(a)	34.2%	$234.5	(a)	33.5%
2	375.8		42.7	255.4		36.5
3	142.3		16.2	161.9		23.2
4	59.4		6.7	38.8		5.6
5	1.4		0.2	8.3		1.2

	$880.4		100.0%	$698.9		100.0%

(a)	Of this amount, $15.7 million at December 31, 2004 and $7.6 million at December 31, 2003 relates to debt instruments in companies for which we have already realized a gain through the sale of equity instruments. While these debt instruments are still outstanding, all of the related equity instruments have already been sold at a gain and, therefore, we do not expect any further realized gain.

We monitor loan concentrations in our portfolio, both on an individual investment basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. The increase in investments with a 2 rating is primarily due to origination activity during 2004. At December 31, 2004, of the investments with a 5 rating, $0.7 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $54.6 million were loans, of which $13.9 million were on non-accrual. At December 31, 2003, of the investments with a 5 rating, $2.6 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $32.3 million were loans, of which $12.0 million were on non-accrual. The increase in investments with a 4 rating during 2004 is primarily due to the downgrade of one investment in the technology sector.

COMPETITION

We compete with a large number of financial services companies, including specialty and commercial finance companies, commercial banks and private mezzanine funds, and other sources of financing such as private equity funds, venture capital companies, investment banks and other equity and non-equity based investment funds. We compete with financial services companies that target some of our chosen markets, or which may only provide corporate finance services to larger companies. Some of the companies we have competed with in the past include community banks that are located in our customers’ and targeted prospects’ home markets. These community banks typically do not focus on our target markets. We also compete against regional and national financial institutions. These include banks such as Bank of America Corporation, Union Bank of California, Comerica Bank, Silicon Valley Bank and Wells Fargo & Company; including its affiliate, Wells Fargo Foothill, Inc.; commercial finance companies such as The CIT Group and CapitalSource, Inc.; lending subsidiaries of investment banks such as Goldman Sachs Specialty Lending Group, L.P., and Merrill Lynch; other business development companies such as American Capital Strategies, Ltd., Technology Investment Capital Corp., Apollo Investment Corp. and Allied Capital Corporation and finance subsidiaries of large industrial corporations such as General Electric Capital Corporation.

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

OUR SUBSIDIARIES

We conduct some of our activities through our wholly owned subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, MCG Finance IV, LLC, MCG Finance V, LLC, Kagan Research, LLC, Solutions Capital G.P., LLC, Solution Capital I, LP, MCG Finance Corporation IH and MCG IH II, Inc. From time to time, MCG Finance I, LLC, MCG Finance Corporation IH and MCG IH II, Inc. may originate or be the holder of certain loans and investments we make.

We originate loans and sell them to MCG Finance III, a wholly owned special purpose finance subsidiary. MCG Finance III in turn sells the loans to MCG Commercial Loan Trust 2001-1, a Delaware business trust we formed in connection with the securitization facility we established in December 2001. These transactions are structured as on-balance sheet securitizations for accounting purposes.

We also originate loans and sell them to MCG Finance IV, another wholly owned special purpose finance subsidiary. MCG Finance IV in turn sells the loans to MCG Commercial Loan Trust 2004-1, a Delaware statutory trust we formed in connection with the securitization facility we established in September 2004. These transactions are structured as on-balance sheet securitizations for accounting purposes.

We also originate loans and sell them to MCG Finance V, another wholly owned special purpose finance subsidiary. MCG Finance V in turn sells the loans to MCG Commercial Loan Funding Trust, a Delaware statutory trust we formed in connection with the credit facility we established in November 2004. These transactions are structured as on-balance sheet securitizations for accounting purposes.

On December 13, 2004, we formed a new subsidiary, Solutions Capital I, LP, which has applied for a license from the Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958, as amended. At the same time we organized another wholly owned subsidiary, Solutions Capital GP, LLC, as a Delaware limited liability company. Solutions Capital GP, LLC will act as the general partner of Solutions Capital I, LP, while we will be the sole limited partner. There can be no assurance when or if the SBA will grant a license to operate a SBIC.

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

Other than the restrictions pertaining to the issuance of senior securities under the Investment Company Act of 1940, the percentage restrictions on investments generally apply at the time a transaction is effected. A subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction.

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

We concentrate our investments in the communications, information services, media, technology, software and business services industry sectors. From time to time, we may add new sectors or subsectors. We may also invest in other industry sectors to diversify our portfolio.

EMPLOYEES

As of December 31, 2004, we employed 112 employees, including investment and portfolio management professionals, operations professionals, research professionals, in-house legal counsel, and administrative staff. We believe that our relations with our employees are good.

INVESTMENT ADVISER

We have no investment adviser and are internally managed by our executive officers under the supervision of the board of directors. Our investment decisions are made by our officers, directors and senior investment professionals who serve on our credit and investment committees, as discussed under “—Operations—Investment Approval Process” above. None of our executive officers or other employees have the authority to individually approve any investment.

BROKERAGE ALLOCATION AND OTHER PRACTICES

Since we generally acquire and dispose of our investments in privately negotiated transactions, we rarely use brokers in the normal course of business. In those cases where we do use a broker, we do not execute transactions through any particular broker or dealer, but will seek to obtain the best net results for MCG Capital, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we generally seek reasonably competitive execution costs, we may not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. For the years ended December 31, 2004, 2003, and 2002, we paid $0, $32,535, and $0 brokerage commissions, respectively.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

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

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC, and

•	distribute each year to stockholders at least 90% of our “investment company taxable income” (which is defined in the Internal Revenue Code generally as ordinary income plus net short-term capital gains in excess of net long-term capital losses), and 90% of any ordinary pre-RIC built-in gains we recognize between January 1, 2002 and December 31, 2011, less our taxes due on those gains (collectively, the “90% distribution requirement”), we will be entitled to deduct, and therefore will not be subject to U.S. federal income tax on, the portion of our income we distribute to stockholders other than any built-in gain recognized between January 1, 2002 and December 31, 2011. We will be subject to U.S. federal income tax at the regular corporate rate on any income not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax to the extent we do not distribute (actually or on a deemed basis) in a timely manner 98% of our ordinary income for each calendar year, 98% of our capital gain net income for the one-year period ending October 31 in that calendar year, and any income realized but not distributed in prior calendar years. We generally will endeavor in each taxable year to avoid any U.S. federal excise taxes on our earnings.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a business development company under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from (1) dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (2) net income derived from an interest in a “qualified publicly traded partnership” (known as the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and are engaged in the same or similar or related trades or businesses or the securities of one or more “qualified publicly traded partnerships” (known as the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We also may have to include in income other amounts that we have not yet received in cash, such as payment-in-kind interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Additionally, we will have to include in income amounts previously deducted with respect to certain restricted stock granted to our employees, if such stock is forfeited. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in the amount of that non-cash income in order to satisfy the 90% Distribution Requirement, even though we will not have received any cash representing such income.

If we fail to satisfy the 90% Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level tax, reducing the amount available to be distributed to our stockholders, and all of our distributions to our stockholders will be characterized as ordinary dividends (to the extent of our current and accumulated earnings and profits). Such dividends generally will be subject to tax to non-corporate U.S. Stockholders at a maximum rate of 15 percent.

Treatment of Pre-Conversion Built-in Gain

Through December 31, 2001, we were subject to tax as an ordinary corporation under Subchapter C of the Internal Revenue Code. As of January 1, 2002, we held substantial assets (including intangible assets not reflected on the balance sheet, such as goodwill) with built-in gain (i.e., with a fair market value in excess of tax basis). Under a special tax rule that applies to corporations that convert from taxation under Subchapter C of the Internal Revenue Code to taxation as a RIC, we are required to pay corporate level tax on the amount of any net built-in gains we recognize within ten years after the effective date of our election to be treated as a RIC. Any such corporate level tax will be payable at the time those gains are recognized (which, generally, will be the years in which we sell or dispose of the built-in gain assets in a taxable transaction). Based on the assets we currently anticipate selling within the ten-year period beginning January 1, 2002 and ending December 31, 2011, we expect we may have to pay a built-in gain tax of up to $1.0 million at current corporate tax rates. The amount of this tax will vary depending on the assets that are actually sold by us in this ten-year period and applicable tax rates. Under Treasury Regulations, recognized built-in gains (or losses) will generally retain their character as capital gain or ordinary income (or capital or ordinary losses). Recognized built-in gains that are ordinary in character will be included in our investment company taxable income, and we must distribute to our stockholders at least 90% of any such built-in gains recognized within the ten-year period, net of the corporate taxes paid by us on the built-in gains. Any such amount distributed will be taxable to stockholders as ordinary income. Recognized built-in gains within the ten-year period, net of taxes, that are capital gains will be distributed or deemed distributed to our stockholders. Any such amount distributed or deemed distributed will be taxable to stockholders as a capital gain.

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

As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

•	is organized and has its principal place of business in the U.S.;

•	is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a business development company; and

•	does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

•	Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

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

Our board of directors has appointed a chief compliance officer pursuant to the requirements of the 1940 Act. We are periodically examined by the SEC for compliance with the 1940 Act.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a business development company under the 1940 Act, we are entitled to provide and have previously provided loans to our employees in connection with the purchase of shares of our common stock. However, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to, or materially modifying existing loans with, our executive officers for that purpose.

We expect to apply for an exemptive order of the Securities and Exchange Commission (the “SEC”) to permit us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees and directors. We believe that the particular characteristics of our business, the dependence we have on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel in the form of restricted stock. There can be no assurance that the SEC will grant an exemptive order to allow the granting of restricted stock. In addition, the issuance of restricted shares of our common stock will require the approval of our stockholders.

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

The Sarbanes-Oxley Act of 2002, as well as the rules and regulations promulgated thereunder, imposed a wide variety of regulatory requirements on publicly held companies and their insiders, which affect us. For example:

•	Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•	Pursuant to Item 308 of Regulation S-K, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes–Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, the NASDAQ Stock Market has adopted corporate governance changes to its listing standards that are applicable to us. We have adopted certain policies and procedures intended to comply with the NASDAQ Stock Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At the time of this filing, we do not have any preferred stock outstanding.

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At December 31, 2004, approximately 84% of our total assets represented investments of which approximately 88% are valued at fair value and approximately 12% are valued at market value based on readily ascertainable public market quotes at December 31, 2004. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that a investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership and corporate governance parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In many cases, our loan agreements allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer’s business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer’s plan. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

With respect to private debt and equity securities, each investment is valued using industry valuation benchmarks, and, where appropriate, equity values are assigned a discount reflecting the illiquid nature of the investment, and our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event will be used to corroborate our private debt or equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the date of the relevant period end. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

Item 2.    Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 30,008 square feet of office space in Arlington, Virginia for our corporate headquarters. We also lease office space in Richmond, Virginia and Monterey, California.

Item 3.    Legal Proceedings

On January 29, 2003, a purported securities class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against us, certain of our officers and the underwriters of our initial public offering. The complaint alleged that the defendants made certain misstatements in violation of Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 and Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. Specifically, the complaint asserted that members of the plaintiff class purchased our common stock at purportedly inflated prices during the period from November 28, 2001 to November 1, 2002 as a result of certain misstatements regarding the academic degree of our chief executive officer. The complaint sought unspecified compensatory and other damages, along with costs and expenses. On June 16, 2003, a consolidated amended class action complaint was filed in the proceedings captioned In re MCG Capital Corporation Securities Litigation, 1:03cv0114-A. The consolidated amended complaint named only us and certain of our officers and directors as defendants, and alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We filed a motion to dismiss the consolidated amended class action complaint. On September 12, 2003, the United States District Court for the Eastern District of Virginia dismissed the lawsuit in its entirety. The plaintiffs appealed a district court decision to the United States Court of Appeals for the Fourth Circuit. On December 21, 2004, the United States Court of Appeals for the Fourth Circuit affirmed the dismissal by the United States District Court for the Eastern District of the class action lawsuit.

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

	Price Range
Quarter Ended	High	Low
March 31, 2002	$19.55	$15.66
June 30, 2002	19.70	15.82
September 30, 2002	17.68	13.03
December 31, 2002	14.00	8.40
March 31, 2003	11.85	9.09
June 30, 2003	15.99	9.95
September 30, 2003	17.10	15.30
December 31, 2003	20.50	16.14
March 31, 2004	21.29	18.05
June 30, 2004	20.58	15.00
September 30, 2004	18.12	15.10
December 31, 2004	18.10	15.73

As of March 1, 2005, we had approximately 122 shareholders of record. Such number of shareholders of record does not reflect shareholders who beneficially own common stock in nominee or street name.

SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2004, we issued a total of 1,439 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $ 0.02 million.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the three months ended December 31, 2004.

DIVIDEND POLICY

We intend to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense. We intend to make deemed distributions to our stockholders of any retained net capital gains.

As a business development company that elected to be treated as a regulated investment company, we are required to (1) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains we recognize between January 1, 2002 and December 31, 2011, less any taxes due on those gains to avoid corporate level taxes on the amount distributed to stockholders (other than any built in gain recognized between January 1, 2002 and December 31, 2011) and (2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax.

Through December 31, 2004, we have made distributions in excess of our earnings of approximately $56.8 million. In addition, through December 31, 2004, we have net unrealized depreciation on our investments of $18.4 million. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount
February 23, 2005	March 14, 2005	April 28, 2005	$0.42
October 29, 2004	November 19, 2004	January 27, 2005	0.42
July 28, 2004	August 20, 2004	October 28, 2004	0.42
April 22, 2004	May 7, 2004	July 29, 2004	0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42
December 16, 2003	December 31, 2003	January 29, 2004	0.42
August 6, 2003	August 18, 2003	October 30, 2003	0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$6.37

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

A return of capital for federal income tax purposes, which we call a tax return of capital, of $0.53 per share and $0.25 per share occurred with respect to the fiscal years ended December 31, 2004 and 2003, respectively. Each year a statement on Form 1099-DIV identifying the source of the dividend (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a tax return of capital to our stockholders.

Item 6.    Selected Financial Data

The following consolidated financial data is derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. As discussed in Note A to the Consolidated Financial Statements, we completed an initial public offering and concurrent private offering of our common stock on December 4, 2001. The results of operations for 2001 are divided into two periods, the “Post-IPO as a Business Development Company” period and “Pre-IPO prior to becoming a Business Development Company” period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to December 1, 2001 are not comparable to the period commencing on December 1, 2001 and are not expected to be representative of our financial results in the future. On January 1, 2001, we adopted the provisions of Financial Accounting Standards Board Statements (“SFAS”) No. 133 and 138, “Accounting for Derivative Instruments and Hedging Activities”. As a result of this change, the financial results for periods prior to January 1, 2001 are not comparable to the period commencing on January 1, 2001 and are not expected to be representative of our financial results in the future.

	Post-IPO as a Business Development Company				Pre-IPO prior to becoming a Business Development Company(a)
	Year Ended December 31,			One Month Ended December 31, 2001	Eleven Months Ended November 30, 2001		Year Ended December 31, 2000
(dollars in thousands except per share and other data)	2004	2003	2002
Income Statement Data:
Operating income	$93,117	$80,690	$76,933	$6,012	$65,789		$63,750
Net operating income (loss) before investment gains and losses(b)	45,090	47,595	44,751	(1,608)	28,471		27,063
Income (loss) before cumulative effect of accounting changes	47,647	41,975	3,215	(2,270)	8,779		14,071
Net income (loss)	47,647	41,975	3,215	(6,742)	10,556		14,071

Per Common Share Data:

Earnings (loss) per common share—basic(c)	1.16	1.28	0.11	(0.25)	0.83		1.35
Earnings (loss) per common share—diluted(c)	1.15	1.28	0.11	(0.25)	0.83		1.35
Income (loss) before cumulative effect of accounting changes per common share—basic	1.16	1.28	0.11	(0.08)	0.69		1.35
Income (loss) before cumulative effect of accounting changes per common share— diluted	1.15	1.28	0.11	(0.08)	0.69		1.35
Net operating income (loss) before investment gains and losses per common share basic and diluted(b)	1.09	1.45	1.57	(0.06)	2.23		2.59
Net asset value per common share(d)	12.22	11.98	11.56	12.46	13.31		12.54
Cash dividends declared per common share	1.68	1.65	1.76	0.86	—		—

Selected Period-End Balances:
Total investment portfolio	$867,871	$682,526	$676,092	$605,069	(a	)	$490,892
Total assets	1,053,511	790,915	744,993	673,066	(a	)	526,493
Borrowings	467,400	304,131	363,838	287,808	(a	)	356,833

Other data (at period-end):
Number of portfolio companies	97	81	79	74	(a	)	70
Number of employees	112	53	56	57	57		46

(a)	Certain information in the “Pre-IPO prior to becoming a Business Development Company” periods is not meaningful for comparative purposes.
(b)	Represents net operating income before investment gains and losses, and provision for loan losses for periods ending prior to December 1, 2001.
(c)	See Note J to our Consolidated Financial Statements.
(d)	Based on common shares outstanding at period-end.

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

• interest rate volatility could adversely affect our results,

• the risks associated with the possible disruption in the Company’s operations due to terrorism; and

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

Overview

MCG Capital Corporation is a solutions-focused financial services company providing financing and advisory services to a variety of small and medium-sized companies throughout the United States with a focus on growth oriented companies. Currently, our portfolio consists primarily of companies in the communications, information services, media, technology, software and business services industry sectors. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital. On December 4, 2001, we completed an initial public offering and became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. MCG Capital Corporation elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2002, which election was effective as of January 1, 2002. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

Portfolio Composition and Asset Quality

Our primary business is lending to and investing in growth oriented private businesses, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights.

The total portfolio value of our investments was $880.4 million, $698.9 million, and $688.9 million at December 31, 2004, 2003, and 2002, respectively (exclusive of unearned income). The increase in investments during 2004 and 2003 was primarily due to newly originated debt and equity investments. During 2004 we made investments in 36 new portfolio companies, totaling $259.0 million and several follow on investments in existing customers representing $96.9 million. During 2003, a higher proportion of our new origination activity was in the form of equity securities, which included new investments of $44.1 million to control companies. The increase in investments during 2002 was primarily attributable to originated debt securities, including $55.5 million of subordinated debt to four companies.

From time to time we experience early pay-offs of some of our investments. The frequency or volume of these early pay-offs may fluctuate significantly from period to period. Early pay-offs and sales of securities in 2004 totaled $121.2 million and were due primarily to pay-offs of $82.6 million from five portfolio companies in the newspaper industry, $20.5 million from three portfolio companies in the technology industry and $9.0 million from three portfolio companies in the telecommunications industry. Early pay-offs and sales of securities in 2003 totaled $108.1 million and were primarily due to pay-offs of $42.5 million from six companies in the publishing industry and $46.5 million from four companies in the broadcasting industry. See Note A to our consolidated financial statements for further discussion of investment valuations.

Total portfolio investment activity (exclusive of unearned income) as of and for the years ended December 31, 2004, 2003, and 2002 was as follows:

(dollars in millions)	December 31, 2004	December 31, 2003	December 31, 2002
Beginning Portfolio	$698.9	$688.9	$617.2
Originations/Draws/Advances on Loans	350.6	115.3	185.0
Originations/Warrants Received on Equity(a)	30.2	77.5	12.8
Gross Payments/Reductions(a)	(80.8)	(69.1)	(52.4)
Early Pay-offs/Sales of Securities	(121.2)	(108.1)	(32.2)
Realized Gains on Investments	7.3	4.7	—
Realized Losses on Investments	(15.5)	(24.3)	(9.6)
Unrealized Appreciation in Investments	45.4	35.1	13.2
Unrealized Depreciation in Investments	(34.5)	(21.1)	(45.1)

Ending Portfolio	$880.4	$698.9	$688.9

(a)	Included in these amounts is the conversion of $6.6 million, $21.4 million and $5.4 million of debt to equity in connection with certain restructurings for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2004, 2003 and 2002 (excluding unearned income):

	December 31, 2004		December 31, 2003		December 31, 2002
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$619.8	70.4%	$502.2	71.9%	$602.1	87.4%
Subordinated Debt	140.7	16.0	103.4	14.7	66.7	9.7
Equity	106.1	12.1	73.4	10.5	13.2	1.9
Warrants to Acquire Equity	13.4	1.5	19.6	2.8	6.6	1.0
Equity Appreciation Rights	0.4	0.0	0.3	0.1	0.3	0.0

	$880.4	100.0%	$698.9	100.0%	$688.9	100.0%

Set forth below is a table showing the composition of our portfolio by industry sector at fair value at December 31, 2004 and 2003 (excluding unearned income):

	December 31, 2004		December 31, 2003
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$169.9	19.3%	$251.1	35.9%
Publishing	84.1	9.6	84.4	12.1
Broadcasting	84.4	9.6	44.5	6.4
Other Media	31.8	3.6	—	0.0
Telecommunications	191.4	21.7	192.9	27.5
Information Services	96.0	10.9	65.5	9.4
Technology(a)	63.5	7.2	39.0	5.6
Other Diversified Sectors(b)	159.3	18.1	21.5	3.1

	$880.4	100.0%	$698.9	100.0%

(a)	Includes software and business services industry sectors.
(b)	No individual sector within this category exceeds 3% of the total portfolio.

Set forth below is a table showing our investment originations in new portfolio companies by industry for the years ended December 31, 2004, 2003 and 2002. This table does not include follow-on investments in existing portfolio companies.

	Year Ended December 31,
	2004		2003		2002
(dollars in millions)	Investments at Fair Value	Percentage of Total	Investments at Fair Value	Percentage of Total	Investments at Fair Value	Percentage of Total
Media
Newspaper	$23.2	8.1%	$45.0	36.6%	$47.6	31.4%
Publishing	5.5	1.9	13.7	11.1	31.8	21.0
Broadcasting	34.3	11.9	8.8	7.2	42.6	28.1
Other	31.5	11.0	—	—	—	—
Telecommunications	2.9	1.0	35.3	28.8	3.6	2.3
Information Services	6.0	2.1	—	—	12.0	7.9
Technology(a)	41.2	14.3	—	—	14.1	9.3
Other Diversified Sectors
Specialty Realty	23.0	8.0	—	—	—	—
Healthcare	22.0	7.6	5.0	4.1	—	—
Leisure Activities	15.6	5.4	—	—	—	—
Home Furnishings	11.0	3.8	—	—	—	—
Commercial Service	10.0	3.5	—	—	—	—
Equipment Leasing	—	—	10.0	8.1	—	—
Food Products	—	—	5.0	4.1	—	—
Other(b)	61.6	21.4	—	—	—	—

	$287.8	100.0%	$122.8	100.0%	$151.7	100.0%

(a)	Includes software and business services industry sectors.
(b)	No individual sector within this category exceeds 3% of investment origination.

Asset Quality

Asset quality is generally a function of economic conditions, our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of December 31, 2004 and 2003, net unrealized depreciation on investments totaled $18.4 million and $29.2 million, respectively. For additional information on the decrease in unrealized depreciation on investments, see the section entitled “Net Investment Gains (Losses)”.

In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. We use the following 1 to 5 investment rating scale. Below is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Capital gain expected or realized
2	Full return of principal and interest or dividend expected with customer performing in accordance with plan
3	Full return of principal and interest or dividend expected but customer requires closer monitoring
4	Some loss of interest or dividend expected but still expecting an overall positive internal rate of return on the investment
5	Loss of interest or dividend and some loss of principal investment expected which would result in an overall negative internal rate of return on the investment

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2004 and 2003:

(dollars in millions)	December 31, 2004			December 31, 2003
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$301.5	(a)	34.2%	$234.5	(a)	33.5%
2	375.8		42.7	255.4		36.5
3	142.3		16.2	161.9		23.2
4	59.4		6.7	38.8		5.6
5	1.4		0.2	8.3		1.2

	$880.4		100.0%	$698.9		100.0%

(a)	Of this amount, $15.7 million at December 31, 2004 and $7.6 million at December 31, 2003 relates to debt instruments in companies for which we have already realized a gain through the sale of equity instruments. While these debt instruments are still outstanding, all of the related equity instruments have already been sold at a gain and, therefore, we do not expect any further realized gain.

We monitor loan concentrations in our portfolio, both on an individual investment basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. The increase in investments with a 2 rating is primarily due to origination activity during 2004. At December 31, 2004, of the investments with a 5 rating, $0.7 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $54.6 million were loans, of which $13.9 million were on non-accrual. At December 31, 2003, of the investments with a 5 rating, $2.6 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $32.3 million were loans, of which $12.0 million were on non-accrual. The increase in investments with a 4 rating during 2004 is primarily due to the downgrade of one investment in the technology sector.

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

At December 31, 2004 and 2003, there were $2.0 million and $4.2 million, respectively, of loans, or approximately 0.2% and 0.6%, respectively, of the investment portfolio, greater than 60 days past due. At December 31, 2004, $16.0 million of loans, including all of the loans greater than 60 days past due, were on non-accrual status representing 1.8% of the investment portfolio. At December 31, 2003, $14.6 million of loans, including $0.1 million of the loans greater than 60 days past due, were on non-accrual status representing 2.1% of the investment portfolio. The non-accrual and past due loans at December 31, 2004 and 2003 primarily represented borrowers in the publishing, telecommunications and paging businesses. We believe this situation has arisen because portions of the trade publishing industry which are dependent on financial, technology or telecommunications advertising, experienced sluggish advertising revenue. In addition, we believe certain companies in the telecommunications industry have suffered from competitive pressure from low cost and prepaid cellular calling plans.

At December 31, 2004, of the $126.2 million of loans to our majority owned portfolio companies, $14.0 million were on non-accrual status. At December 31, 2003, of the $83.1 million of loans to our majority owned portfolio companies, $10.5 million were on non-accrual status. At December 31, 2004, of the $38.7 million of loans to our controlled non-majority owned portfolio companies, none were on non-accrual status. At December 31, 2003, of the $18.6 million of loans to our controlled non-majority owned portfolio companies, $3.9 million were on non-accrual status. As of December 31, 2004, of the $49.6 million of loans to other affiliates, none were on non-accrual status. As of December 31, 2003, of the $45.6 million of loans to other affiliates, $0.2 million were on non-accrual status.

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

Comparison of the Years Ended December 31, 2004, 2003 and 2002

The following table shows our selected operating data for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002
Operating income
Interest and dividend income	$77,851	$71,749	$72,399
Advisory fees and other income	15,266	8,941	4,534

Total operating income	93,117	80,690	76,933
Operating expenses
Interest expense	10,509	10,053	11,157
Employee compensation:
Salaries and benefits	15,693	9,210	8,082
Long-term incentive compensation(a)	11,683	6,347	6,627

Total employee compensation	27,376	15,557	14,709
General and administrative expense	10,142	7,485	6,316

Total operating expenses	48,027	33,095	32,182

Net operating income	$45,090	$47,595	$44,751

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

The change in operating income from 2003 to 2004 and 2002 to 2003 is attributable to the following items:

(dollars in millions)	2004 vs. 2003	2003 vs. 2002
Change due to:
Asset growth (decline)(a)	$4.3	$(5.1)
Change in LIBOR(a)	2.4	(3.9)
Change in spread(a)	(7.2)	8.2
Net increase in loan fee and dividend income	6.6	0.2
Increase in advisory fees and other income	6.3	4.4

Total change in operating income	$12.4	$3.8

(a)	The change in interest income due to the change in LIBOR, the change in spread and asset growth has been allocated in proportion to the relationship of the absolute dollar amount of the change in each.

Total operating income for the year ended December 31, 2004 was $93.1 million, an increase of $12.4 million or 15% compared to the year ended December 31, 2003. Total operating income is primarily comprised of interest and dividend income on investments. Interest and dividend income for 2004 was $77.9 million, an increase of $6.1 million or 9% as compared to 2003. An increase in dividend income was partially offset by a decrease in interest income on loans. The increase in dividend income was primarily related to dividends on preferred stock of one of our control investments, Bridgecom Holdings, Inc. During the year ended December 31, 2004, our Bridgecom investment accounted for approximately 13% of our total operating income. We currently expect that our Bridgecom investment will continue to comprise a significant component of our operating income; however, our ability to recognize this income will be dependent upon the performance of Bridgecom. The decrease in interest income on loans was due to a lower average spread to LIBOR on the loan portfolio partially offset by asset growth and an increase in LIBOR. The lower spread to LIBOR is partly due to a change in investment mix, which includes an increase in the proportion of our investment portfolio that is in diversified sectors. These investments generally bear lower risk and yield lower interest rates, which accounted for approximately $3.6 million of the change in spread. We have originated these investments to enhance our diversification, to reduce overall portfolio risk and to achieve better execution on our debt financing. Further, because LIBOR increased during the year ended December 31, 2004, the spread to LIBOR on fixed rate loans and loans with LIBOR floors decreased. This accounted for approximately $0.8 million of the change in spread. The remainder is primarily due to the timing of contractual interest rate resets in a rising interest rate environment. At December 31, 2004, the rate spread to LIBOR of our accruing loans and yielding equity investments was 9.2%. Advisory fees and other income increased $6.3 million from the year ended December 31, 2003 to the year ended December 31, 2004 due to an increase in advisory services provided to new and existing customers compared to the prior year, research revenues from Kagan Research, LLC and management fees from one of our control investments, Bridgecom Holdings, Inc.

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

Operating Expenses

Operating expenses are comprised of three components: (1) interest expense, (2) salaries and benefits and general and administrative expenses, and (3) long-term incentive compensation.

The change in operating expense from 2003 to 2004 and 2002 to 2003 is attributable to the following items:

(dollars in millions)	2004 vs. 2003	2003 vs. 2002
Change due to:
Increase in borrowings(a)	$0.3	$0.1
Change in LIBOR(a)	1.3	(1.9)
Change in spread(a)	(1.5)	1.4
Debt cost amortization	.3	(0.7)
Salaries and benefits	6.5	1.1
Long-term incentive compensation	5.3	(0.3)
General and administrative expense	2.7	1.2

Total change in operating expense	$14.9	$0.9

(a)	The change in interest expense due to increase (decrease) in borrowings, change in LIBOR and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Operating expenses are comprised of three components: (1) interest expense, (2) salaries and benefits and general and administrative expenses, and (3) long-term incentive compensation. Total operating expenses for the year ended December 31, 2004 were $48.0 million, an increase of $14.9 million or 45% compared to the year ended December 31, 2003. Interest expense increased by 5% to $10.5 million for the year ended December 31, 2004 compared to $10.1 million for the year ended December 31, 2003. The increase in both periods is primarily attributable to an increase in LIBOR and an increase in average borrowings partially offset by a decrease in the spread to LIBOR.

Salaries and benefits and general and administrative expenses increased 55% from $16.7 million in the year ended December 31, 2003 to $25.8 million in the year ended December 31, 2004. For the year ended December 31, 2004, the increase in salaries and benefits and general and administrative expenses was due primarily to expenses associated with Kagan Research, LLC, which we acquired during the first quarter of 2004 as well as an increase in salaries and benefits due to higher variable annual incentive compensation, additional hires and one time expenses associated with these new employees. Salaries and benefits associated with Kagan Research, LLC amounted to $2.6 million for the year ended December 31, 2004. Variable annual incentive compensation was $1.7 million higher for the year ended December 31, 2004 than for the year ended December 31, 2003. The balance of the increase in salaries and benefits was primarily attributable to increases in salaries and benefits for existing employees and additional hires. The additional hires are part of an ongoing effort to grow our infrastructure in order to support our plans for future growth. General and administrative expense associated with Kagan Research, LLC amounted to $2.5 million for the year ended December 31, 2004.

Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and the treatment of dividends on all shares securing employee loans as compensation. During the first quarter of 2004, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers. Long-term incentive compensation totaled $11.7 million for the year ended December 31, 2004, compared to $6.3 million for the year ended December 31, 2004, respectively. The increase in long-term incentive compensation is primarily due to the modification made during the first quarter of 2004. The expense associated with the modifications totaled $5.8 million for 2004, of which $4.0 million was expensed in the first quarter.

Total operating expenses for the year ended December 31, 2003 increased $0.9 million, or 2.8%, to $33.1 million from $32.2 million for the year ended December 31, 2002. The increase was primarily due to an increase in salaries and benefits and general and administrative expense partially offset by a decline in interest expense. Average three month LIBOR decreased 58 basis points over these periods from 1.80% to 1.22%, which caused interest expense to decline by $1.9 million. Borrowing costs decreased from $11.2 million for the year ended December 31, 2002 to $10.1 million for the year ended December 31, 2003. Average borrowings increased 1.1%, increasing interest expense by $0.1 million. The increase in spreads caused interest expense to rise by $1.4 million. Salaries and benefits increased $1.1 million primarily due to higher variable annual incentive compensation. General and administrative expenses increased $1.2 million for the year ended December 31, 2003 as compared to the same period in 2002 primarily due to higher expenses related to increased professional fees from servicing and restructuring certain loans as well as an increase in certain general and administrative expenses associated with MCG’s expanded office facilities. Long-term incentive compensation relates to the termination of our stock option plan upon conversion to a business development company in 2001. This expense consists of non-cash amortization of restricted stock awards and the treatment of dividends on all shares of common stock securing employee loans as compensation. Long-term incentive compensation decreased $0.3 million over these periods. See Note I to Consolidated Financial Statements.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses for the year ended December 31, 2004 totaled $45.1 million, a decrease of 5% compared with $47.6 million for the year ended December 31, 2003 and net operating income before investment gains and losses of $44.8 million for the year ended December 31, 2002. These changes are made up of the items described above.

Net Investment Gains (Losses)

For the years ended December 31, 2004, 2003 and 2002 net investment gains (losses) totaled $2.6 million, ($5.6) million and ($41.5) million, respectively. Net investment gains for the year ended December 31, 2004 included $20.5 million related to one of our portfolio companies, Creatas, L.L.C. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the following tables. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

For 2004, net investment gains related primarily to gains and appreciation in loans and equity investments on our Creatas investment and other investments in the Information Services industry partially offset by losses and depreciation in the Telecommunications, Technology and Publishing industries. Net realized losses on loans totaled $10.7 million and occurred primarily in the telecommunications and technology sectors. We generated a net realized gain totaling $2.5 million through sales of telecommunications, newspaper, information services and technology common stock and warrants. Unrealized appreciation totaled $30.3 million consisting primarily of appreciation in equity investments in the information services sector. Unrealized depreciation totaled $31.0 million and consisted of depreciation on debt and equity investments in the technology, telecommunications security alarm and publishing sectors. The reversal of net unrealized depreciation associated with the realization of gains and losses totaled $11.5 million.

For 2003, net realized losses on loans totaled $23.8 million and occurred primarily in the publishing and communications sectors. These losses were triggered by foreclosures on loan collateral, debt to equity conversions, and the sale of a distressed loan. We generated a net realized gain totaling $4.2 million through sales of communications and technology common stock and warrants. Unrealized appreciation totaled $10.8 million consisting primarily of appreciation in equity investments in the communication sector. Unrealized depreciation totaled $18.7 million and consisted of depreciation on debt and equity investments in the communications and publishing sectors. The reversal of net unrealized depreciation associated with the realization of gains and losses totaled $21.9 million.

For 2002, net investment losses totaled $41.5 and were comprised of $9.6 million in realized losses and $31.9 million of net unrealized depreciation on investments. More than 80% of the decrease in the value of our investments can be attributed to pressure on the operations of nine portfolio companies. Six of these portfolio companies, that derive substantial advertising revenues from telecommunications, technology and financial services companies, have experienced a disproportionately negative impact from the current advertising recession. The other three portfolio companies have suffered from significant competitive pressure from low cost and prepaid cellular calling plans.

Net Income and Earnings per Share

Net income totaled $47.6 million for the year ended December 31, 2004, compared to $42.0 million for 2003 and $3.2 million for 2002. These changes are made up of the items previously described.

Basic and earnings per share for the year ended December 31, 2004 of $1.16 and diluted earnings per share of $1.15 were lower than the $1.28 basic and diluted earnings per share in the previous year. While net income was higher in 2004 compared to 2003, driven by higher investment gains and losses, an increase in the number of shares outstanding caused the per share amounts to be lower in 2004 than in 2003. Basic and diluted earnings per share for the year ended December 31, 2003 of $1.28 were higher than basic and diluted earnings per share for 2002 of $0.11 due primarily to a decrease in net investment losses.

The following table summarizes our realized gains and losses on investments for the years ended December 31, 2004, 2003 and 2002:

MCG Capital Corporation

Summary of Realized Gains and Losses on Investments

		Year Ended December 31,
Portfolio Company	Sector	2004	2003	2002
Realized gains (losses) on loans
VS&A-PBI Holding LLC	Publishing	$—	$(7,901)	$—
National Systems Integration	Security Alarm	—	(5,812)	—
AMI Telecommunications Corporation	Telecommunications	(2,994)	(5,585)	—
FTI Technologies Holdings, Inc.	Technology	(5,125)	—	—
Rising Tide Holdings, Inc.	Publishing	—	(2,675)	—
THE Journal, LLC	Publishing	—	(959)	—
ClearTel Communications, Inc.	Telecommunications	(669)	—	—
Sabot Publishing, Inc.	Publishing	—	(405)
NBG Radio Network, Inc.	Broadcasting	—	(398)	—
aaiPharma Inc.	Other Diversified	(278)	—	—
Netplexus Corporation	Technology	(1,765)	(48)	—
ValuePage Holdings, Inc.	Telecommunications	—	—	(9,617)
Other		91	—	—

		(10,740)	(23,783)	(9,617)

Realized gains (losses) on equity investments
AMI Telecommunications Corporation	Telecommunications	(3,995)	—	—
Talk America Holdings, Inc.	Telecommunications	—	2,690	—
21st Century Newspapers, Inc.	Newspaper	2,478	—	—
R.R. Bowker LLC	Information Services	2,268	—	—
Bridgecom Holdings, Inc.	Telecommunications	2,158	—	—
SXC Health Solutions, Inc.	Technology	—	1,679	—
Netplexus Corporation	Technology	(766)	—	—
Fawcette Technical Holding	Publishing	—	(519)	—
Dakota Imaging, Inc.	Technology	331	—	—
Eli Research, Inc.	Information Services	—	300	—
Other		16	53	—

		2,490	4,203	—

Realized gains (losses) on investments		$(8,250)	$(19,580)	$(9,617)

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the years ended December 31, 2004, 2003 and 2002.

MCG Capital Corporation

Summary of Net Change in Unrealized Appreciation and Depreciation on Investments

(dollars in thousands)		Year Ended December 31,
Portfolio Company	Sector	2004	2003	2002
Unrealized appreciation on loans
Corporate Legal Times	Publishing	$1,637	$—	$—
Images.com, Inc.	Information Services	1,466	—	—
Other		1,141	145	—

		4,244	145	—
Unrealized appreciation on equity investments
Talk America Holdings, Inc.	Telecommunications	—	2,608	2,164
Creatas, L.L.C.	Information Services	20,459	1,771	—
Bridgecom Holdings, Inc.	Telecommunications	497	2,014	227
Copperstate Technologies, Inc.	Security Alarm	—	1,504	—
Superior Publishing Corporation	Newspaper	1,104	—	—
NII Communications, Inc.	Telecommunications	925	—	—
Jenzabar, Inc.	Technology	703	—	—
SXC Health Solutions, Inc.	Technology	53	631	—
Metropolitan Telecommunications Holding Company	Telecommunications	1,239	869	511
Other		1,059	1,235	667

		26,039	10,632	3,569

Unrealized appreciation on investments		30,283	10,777	3,569

Unrealized depreciation on loans
VS&A-PBI Holding LLC	Publishing	—	—	(7,901)
National Systems Integration	Security Alarm	—	—	(5,276)
AMI Telecommunications Corporation	Telecommunications	—	(2,863)	(5,143)
FTI Technologies Holdings, Inc.	Technology	(5,125)	—	—
ValuePage Holdings, Inc.	Telecommunications	—	—	(4,984)
Sunshine Media Delaware, LLC	Publishing	(3,678)	—	—
Rising Tide Holdings LLC	Publishing	—	—	(1,235)
National Systems Integration, Inc.	Security Alarm	(910)	—	—
Corporate Legal Times	Publishing	—	(883)	(780)
Netplexus Corporation	Technology	—	(676)	(19)
Telecomm South, LLC	Telecommunications	(1,019)	(643)	(439)
NBG Radio Network, Inc.	Broadcasting	—	—	(574)
NOW Communications, Inc.	Telecommunications	—	(658)	—
Witter Publishing Co. Inc.	Publishing	(602)	—	—
THE Journal, LLC	Publishing	—	(117)	(539)
Images.com, Inc.	Information Services	—	(939)	(527)
Other		(294)	(707)	(145)

		(11,628)	(7,486)	(27,562)
Unrealized depreciation on equity investments
UMAC, Inc.	Publishing	—	—	(10,107)
ClearTel Communications, Inc.	Telecommunications	(4,332)	—	—
Working Mother Media, Inc.	Publishing	(4,012)	(152)	(2,540)
AMI Telecommunications Corporation	Telecommunications	—	(2,695)	(1,100)
Biznessonline.com, Inc.	Telecommunications	—	(2,270)	(379)
Fawcette Technical Holding	Publishing	(718)	(1,960)	(410)
Copperstate Technologies, Inc.	Security Alarm	(1,681)	—	—
Talk America Holdings, Inc.	Telecommunications	(1,302)	—	—
Crystal Media Network, LLC	Broadcasting	(347)	(983)	—
Interactive Business Solutions, Inc.	Security Alarm	(919)	(1,324)	—
ETC Group, LLC	Publishing	(750)	—	—
National Systems Integration	Security Alarm	(3,833)	(576)	—
Other		(1,491)	(1,273)	(3,007)

		(19,385)	(11,233)	(17,543)

Unrealized depreciation on investments		(31,013)	(18,719)	(45,105)

(dollars in thousands)		Year Ended December 31,
Portfolio Company	Sector	2004	2003	2002
Reversal of unrealized (appreciation) depreciation*
ValuePage Holdings, Inc.	Telecommunications	—	—	9,617
VS&A-PBI Holding LLC	Publishing	—	7,901	—
National Systems Integration	Security Alarm	—	5,276	—
AMI Telecommunications Corporation	Telecommunications	6,858	5,143	—
FTI Technologies Holdings, Inc.	Technology	5,125	—	—
Rising Tide Holdings, Inc.	Publishing	—	2,735	—
Netplexus Corporation	Technology	2,413	—	—
Bridgecom Holdings, Inc.	Telecommunications	(2,242)	—	—
THE Journal, LLC	Publishing	—	1,752	—
Talk America Holdings, Inc.	Telecommunications	—	(1,746)	—
RR Bowker	Information Services	(794)	—	—
NOW Communications, Inc.	Telecommunications	658	—	—
SXC Health Solutions, Inc.	Technology	—	(631)	—
NBG Radio Network, Inc.	Broadcasting	—	574	—
Fawcette Technical Holding	Publishing	—	519	—
Other		(481)	379	—

Total reversals of net unrealized depreciation		11,537	21,902	9,617

Net change in unrealized depreciation on investments		$10,807	$13,960	$(31,919)

*	When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

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

A return of capital for federal income tax purposes, which we call a tax return of capital, of $0.53 per share and $0.25 per share occurred with respect to the fiscal years ended December 31, 2004 and 2003, respectively. Each year a statement on Form 1099-DIV identifying the source of the dividend (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a tax return of capital to our stockholders.

Net Income

MCG recognized net income of $47.6 million for the year ended December 31, 2004 compared with $42.0 million for the year ended December 31, 2003 and net income of $3.2 million for the year ended December 31, 2002. These changes are made up of the items described above.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Cash, Securitization Accounts

At December 31, 2004 and December 31, 2003, we had $82.7 million and $60.1 million, respectively, in cash and cash equivalents. In addition, at December 31, 2004 and December 31, 2003, we had $79.5 million and $33.4 million, respectively, in cash, securitization accounts. We invest cash on hand in interest bearing deposit accounts with daily sweep features. Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans and balances available for origination of loans by MCG to complete the funding of the 2004-1 Term Securitization. We are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements and to originate loans. As of December 31, 2004 and 2003, $41.0 million and $0.0 million, respectively, of the cash held in securitization accounts was available for originations of loans that meet certain requirements. Our objective is to maintain sufficient cash on hand to cover current funding requirements, operations and to maintain flexibility as we manage our debt facilities. Borrowed funds that have not yet been invested may negatively impact our earnings until they are invested since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments.

For 2004, net cash provided by operating activities totaled $52.9 million, an increase of $13.4 million over the prior year’s amount. This increase was due primarily to higher overall operating income and a decrease in accrued payment-in-kind interest. Cash used by investing and financing activities totaled $30.3 million compared with cash provided by investing and financing activities of $11.2 million in 2003. The 2004 activity was principally due to higher investment originations in 2004 which more than offset principal payments on loans, issuance of common stock and new debt.

Liquidity and Capital Resources

We expect our cash on hand and cash generated from operations, including the portion of the cash in securitization accounts that will be released to us, to be adequate to meet our cash needs at our current level of operations. In order to fund new originations, we intend to use cash on hand, advances under our borrowing facilities and equity financings.

In 2004, we raised $105.4 million of gross proceeds by selling 6,622,155 shares of newly issued common stock. In 2003, we raised $115.9 million of gross proceeds by selling 7,475,000 shares of newly issued common stock. We intend to maintain a shelf registration statement.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of December 31, 2004, this ratio was 223%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets.

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

As of December 31, 2004, we had unused commitments to extend credit to our customers of $29.4 million, which are not reflected on our balance sheet. The estimated fair value of these commitments reflects the amount we would have to pay a counterparty to assume these obligations and was $0.1 million at December 31, 2004. This amount was estimated as the amount of fees currently charged to enter into similar agreements, taking into account the creditworthiness of the counterparties.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2004:

	Payments Due by Period
(dollars in millions) Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(b)	$467.4	$82.8	$187.2	$117.0	$80.4
Future minimum rental obligations	13.3	1.6	3.3	3.3	5.1

Total contractual obligations	$480.7	$84.4	$190.5	$120.3	$85.5

(a)	This excludes the unused commitments to extend credit to our customers of $29.4 million as discussed above.
(b)	Borrowings under the Warehouse Credit Facility and the Revolving Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities. Repayments of the Series 2001-1 Notes and Series 2004-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements. These amounts do not include interest on the borrowings.

Borrowings

We borrow indirectly through credit facilities maintained by our subsidiaries. Our wholly owned subsidiary, MCG Finance III, LLC, has a $265.2 million term funding securitization agreement under MCG Commercial Loan Trust 2001-1, arranged by Wachovia Securities. In addition, our wholly owned subsidiary, MCG Finance IV, LLC has a $397.7 million term funding securitization agreement under MCG Commercial Loan Trust 2004-1, arranged by UBS AG and our wholly owned subsidiary, MCG Finance V, LLC has a $150.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The material terms of these facilities are outlined below.

On September 30, 2004, we completed a $397.7 million term debt securitization. In addition to funding continued growth, the proceeds from the transaction were used to repay all of the outstanding borrowings under our $200 million secured warehouse facility, MCG Commercial Loan Trust 2003-1, with UBS AG and all of the outstanding borrowings under our $115 million revolving credit facility with Wachovia Bank, National Association. In connection with these repayments, we terminated these two facilities. In addition, on September 10, 2004, we entered into a $25.0 million senior secured credit facility with Bayerische Hypo-und Vereinsbank, AG and on November 10, 2004, we established a $150.0 million warehouse financing facility funded through Three Pillars Funding LLC.

Commercial Loan Funding Trust Facility On November 10, 2004, we established, through MCG Commercial Loan Funding Trust, a $150.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold to the trust by MCG Capital. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and sector diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Advances under the facility bear interest based on a commercial paper rate plus 1.15% and interest is payable monthly. The facility is scheduled to terminate on November 7, 2007, but may be extended under certain circumstances. There was no balance outstanding under this facility at December 31, 2004.

Term Securitization 2004-1. On September 30, 2004, we established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397.7 million of loans, however as of December 31, 2004 only $355.0 million of loans had been funded. There is an additional $41.0 million of cash held by the trustee as of December 31, 2004 to be used by the 2004-1 Trust to purchase additional loans from us within 150 days of closing. The facility is secured by all of the 2004-1 Trust’s commercial loans, cash held for investment, and any loans subsequently sold to the 2004-1 Trust, which as of December 31, 2004 totaled $406.0 million. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2 and Class B Notes. The Class A-1 Notes, Class A-2 Notes and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The 2004-1 Trust issued $250.5 million of Class A-1 Notes rated Aaa/AAA, $31.5 million of Class A-2 Notes rated Aa1/AAA, and $43.5 million of Class B Notes rated A2/A as rated by Moody’s and Fitch, respectively. As of December 31, 2004, $325.5 million of the Series 2004-1 Notes were outstanding. The Series 2004-1 Class A-1 Notes, Class A-2 Notes and Class B Notes bear interest of LIBOR plus 0.43%, 0.65%, and 1.30%, respectively.

Senior Secured Credit Facility. On September 10, 2004, we entered into a $25.0 million senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank, A.G. and in February 2005, we increased the aggregate available loan amount under this facility to $50.0 million. New advances under the credit facility are at the discretion of the lender. The credit facility expires on September 10, 2005 and bears interest at LIBOR plus 2.00% or the prime rate plus 0.50%. The credit facility will be secured by a first priority security interest in our tangible and intangible assets subject to certain excluded collateral and certain permitted other liens. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity and a negative pledge. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. As of December 31, 2004, we had $25.0 million outstanding under the credit facility and in February 2005, we increased the amount outstanding under this facility to $35.0 million.

Warehouse Facility. On January 29, 2004, our wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200 million secured warehouse credit facility with an affiliate of UBS AG. We used the warehouse credit facility to fund our origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, which we securitized using an affiliate of the lender as the exclusive structurer and underwriter or placement agent. Advances under the credit facility bore interest at LIBOR plus 0.50%. The warehouse credit facility operated much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. On September 30, 2004, we paid off the warehouse credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility.

Term Securitization. On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes. The facility is secured by all of the Trust’s commercial loans which were contributed by us and totaled $194.3 million as of December 31, 2004 and $247.5 million as of December 31, 2003. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The 2001-1 Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poor’s, Moody’s and Fitch, respectively. As of December 31, 2004, $116.9 million of the Series 2001-1 Notes were outstanding and $173.1 million were outstanding as of December 31, 2003. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

Revolving Credit Facility. As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allowed us to issue up to $200.0 million of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). On February 12, 2004, the Revolving Credit Facility was amended to, among other things, reduce our borrowing capacity from $200.0 million to $130.0 million and reduce the interest rate from a commercial paper rate plus 3.0% to LIBOR plus 1.5%.

On September 30, 2004, we paid off the revolving credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility. As of December 31, 2003, there were $131.0 million of the Series 2000-1 Notes outstanding with one investor. As of December 31, 2003, we had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which was part of the Revolving Credit Facility, that allowed us to borrow up to $25.0 million as part of the $200.0 million total facility limit for a period of up to four days. The Revolving Credit Facility was secured by $194.3 million of commercial loans as of December 31, 2003.

Each debt facility except the Senior Secured Credit Facility is funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Outstanding Borrowings

At December 31, 2004, we had aggregate outstanding borrowings of $467.4 million. The following table shows the facility amounts and outstanding borrowings at December 31, 2004:

(dollars in millions)	Facility amount	Amount outstanding	Interest Rate(a)
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	$250.5	$250.5	2.45%
Series 2004-1 Class A-2 Asset Backed Bonds	31.5	31.5	2.67
Series 2004-1 Class B Asset Backed Bonds	43.5	43.5	3.32
Series 2001-1 Class A Asset Backed Bonds	81.5	81.5	2.68
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4	3.83

Senior Secured Credit Facility	25.0	25.0	4.47

Total borrowings	$467.4	$467.4	2.80%

(a)	Excludes the cost of commitment fees and other facility fees.

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

Each of our borrowing facilities is funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors. Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans we may leverage as collateral, the unused amount under the Commercial Loan Funding Trust totaled $150.0 million and $0.0 million and the Revolving Credit Facility totaled $0.0 million and $69.0 million at December 31, 2004 and December 31, 2003, respectively. See Note C to the Consolidated Financial Statements for further discussion of our borrowings.

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

Through December 31, 2004, we have made distributions in excess of our earnings of approximately $56.8 million. In addition, through December 31, 2004, we have net unrealized depreciation on our investments of $18.4 million. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount
February 23, 2005	March 14, 2005	April 28, 2005	0.42
October 29, 2004	November 19, 2004	January 27, 2005	0.42
July 28, 2004	August 20, 2004	October 28, 2004	0.42
April 22, 2004	May 7, 2004	July 29, 2004	0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42
December 16, 2003	December 31, 2003	January 29, 2004	0.42
August 6, 2003	August 18, 2003	October 30, 2003	0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$6.37

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

A return of capital for federal income tax purposes, which we call a tax return of capital, of $0.53 per share and $0.25 per share occurred with respect to the fiscal years ended December 31, 2004 and 2003, respectively.

Each year a statement on Form 1099-DIV identifying the source of the dividend (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a tax return of capital to our stockholders.

Related Party Transactions

Prior to election to be regulated as a business development company, we terminated our stock option plan and adopted a restricted stock program under which we issued 1,539,851 shares of restricted common stock to employees and directors. The total number of shares issued for the termination of the option plan was based upon the Black-Scholes option-pricing model and assumptions and approved by our board of directors. See Note I to Consolidated Financial Statements.

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

In the first quarter of 2004, as part of a review of our executive compensation, the compensation committee of our Board of Directors agreed with certain of our executive officers to allow the forfeiture restrictions to lapse with respect to their Tier I and Tier II shares immediately upon full repayment of the partially nonrecourse promissory notes that are secured by the restricted stock. In addition, the compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares through their respective amended and restated restricted stock agreements. The expense associated with the modifications totaled $5.8 million for 2004, of which $4.0 million was expensed in the first quarter.

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

Paid-in-Kind Interest

We include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. We will cease accruing PIK if we do not expect the customer to be able to pay all principal and interest due. In certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $17.3 million or 2.0% of our portfolio of investments as of December 31, 2004 and $27.3 million or 3.9% of our portfolio of investments as of December 31, 2003.

PIK related activity for the years ended December 31, 2004 and 2003 was as follows:

	Year Ended December 31,
	2004	2003
	(dollars in millions)
Beginning PIK loan balance	$27.3	$27.2
PIK interest earned during the period	10.5	18.3
Change in interest receivable on PIK loans	0.0	0.1
Principal payments of cash on PIK loans	(12.5)	(7.0)
PIK loans converted to other securities	(7.9)	(10.9)
Realized loss	(0.1)	(0.4)

Ending PIK loan balance	$17.3	$27.3

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers had been applied first to any PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $5.8 million of payments would have been applied against the December 31, 2004 PIK loan balance of $17.3 million and an additional $6.6 million of payments would have been applied against the December 31, 2003 PIK loan balance of $27.3 million.

As of December 31, 2004, 87.5% of the $17.3 million of PIK loans outstanding have an investment rating of 3 or better and as of December 31, 2003, 92.9% of the $27.3 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

Dividends

Certain of our equity investments have stated accruing dividend rates. We accrue dividends on our equity investments as they are earned to the extent there is sufficient value to support the ultimate payment of those dividends.

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $12.5 million and $16.4 million of unearned income as of December 31, 2004 and December 31, 2003, respectively.

Unearned income activity for the years ended December 31, 2004 and 2003 was as follows:

	Year Ended December 31,
	2004			2003
(in millions)	Cash Received	Equity Interest and Future Receivables	Total	Cash Received	Equity Interest and Future Receivables	Total
Beginning unearned income balance	$5.6	$10.8	$16.4	$8.3	$4.5	$12.8
Additional fees	2.8	2.3	5.1	1.8	10.6	12.4
Unearned income recognized	(3.0)	(5.6)	(8.6)	(2.9)	(4.1)	(7.0)
Unearned fees applied against loan balance(a)	(0.4)	—	(0.4)	(1.6)	(0.2)	(1.8)

Ending unearned income balance	$5.0	$7.5	$12.5	$5.6	$10.8	$16.4

(a)	When a loan is paid off at an amount below our cost basis, we apply any fees received that have not been recognized as income against the outstanding loan amount to reduce the cost basis, which has the effect of reducing any realized loss.

Other Fees

In certain investment transactions, we may perform consulting or advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

Valuation of Investments

Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At December 31, 2004, approximately 84% of our total assets represented investments of which approximately 88% are valued at fair value and approximately 12% are valued at market value based on readily ascertainable public market quotes at December 31, 2004. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

With respect to private debt and equity securities, each investment is valued using industry valuation benchmarks, and, where appropriate, the value is assigned a discount reflecting the illiquid nature of the investment and/or our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event will be used to corroborate our private debt or equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the date of the relevant period end. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

Stock-based Compensation

We account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For restricted common stock issued to employees for whom no return-based criteria apply, compensation expense, equal to the value of the shares at the later of the grant date or the date at which all return-based forfeiture provisions lapsed or were removed, is recorded over the term of the forfeiture provisions. See Note I to the Consolidated Financial Statements for further discussion of our employee stock plans.

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties equaling $536.5 million at December 31, 2004 and $441.8 million at December 31, 2003. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on our operations or financial position. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Recent Developments

In January 2005, one of our majority-owned controlled portfolio companies, Bridgecom Holdings, Inc. (“Bridgecom”) completed a merger with Broadview Networks, Inc. (“Broadview”). As part of this transaction, we increased our investment by approximately $10 million. However, our ownership in the new merged entity decreased to below 50 percent and therefore Bridgecom is no longer a majority-owned portfolio company. As of December 31, 2004 we had debt and equity securities of Bridgecom with a total fair value of $65.1 million and unrealized appreciation of $0.5 million. In connection with this transaction, we expect to record a realized gain of approximately $0.5 million during the first quarter of 2005 and expect this realized gain to be fully offset by the reversal of the related unrealized appreciation. As of December 31, 2004, there was approximately $1.7 million of unearned income associated with this investment that we expect to recognize in connection with this transaction.

In connection with the merger between Bridgecom and Broadview, we exchanged certain preferred stock securities of Bridgecom with a fair value of approximately $41.4 million for preferred stock securities of the combined entity which entitles us to a preferred claim of approximately $90 million, plus dividends which will accumulate at an annual rate of 12% on our preferred claim. We expect to recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends will be dependent upon the performance of the combined entity.

In February 2005, one of our majority-owned controlled portfolio companies, Corporate Legal Times, LLC (“Corporate Legal Times”), was sold. As of December 31, 2004 we had debt and equity securities of Corporate Legal Times with a total fair value of $6.0 million and unrealized depreciation of $0.3 million. In connection with this transaction, we expect to record a realized loss of $0.3 million and expect this realized loss to be fully offset by the reversal of the related unrealized depreciation.

In February 2005, one of our non majority-owned controlled portfolio companies, Creatas, L.L.C. (“Creatas”), signed an agreement to be acquired by Jupitermedia Corporation, a publicly held corporation. We expect this transaction to close during the first quarter of 2005. The consideration to be paid by Jupitermedia Corporation is a combination of cash and approximately 865,000 shares of Jupitermedia Corporation common stock. As of December 31, 2004, we had Creatas debt and equity securities with a total fair value of $42.7 million and unrealized appreciation of $22.1 million. This value approximates the value of the consideration we would receive in this transaction as of the date the agreement was signed, at which time Jupitermedia Corporation’s common stock was trading at a price of $17.26 per share. The actual realized gain or loss on this transaction will be based on the value of the consideration paid at the date of closing, which is subject to market fluctuations in Jupitermedia Corporation’s common stock. To the extent the value of Jupitermedia Corporation’s common stock changes between the date the agreement was signed and the date the transaction closes or thereafter, it will have an impact on our results of operations in future periods. On March 1, 2005, the closing price of Jupitermedia Corporation’s common stock was $13.74 per share, which would equate to a loss of approximately $2.9 million. The total change in value of the consideration from the date of the agreement to the date of closing, which may be more or less than the $2.9 million through March 1, 2005, will be reflected in our results of operations in 2005.

On February 8, 2005, two of our portfolio companies, IDS Telecom, LLC and Cleartel Communications, Inc., entered into an asset purchase agreement whereby Cleartel Communications will acquire IDS Telecom. The merger is expected to close in the second quarter of 2005 and is subject to regulatory approvals and other closing conditions. There can be no assurance as to the timing of closing or that the transaction will close.

On February 23, 2005, our Board of Directors elected Kenneth J. O’Keefe as Chairman of our Board of Directors. Mr. O’Keefe has been a member of our Board since 2001. Mr. O’Keefe will replace Wallace B. Millner, III as Chairman. Mr. Millner served as the Chairman of our Board since November, 2002, a post he also held from 1998 through May 2001. Mr. Millner will continue to serve as a member of our Board of Directors.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. We are currently evaluating the requirements of SFAS No. 123R and expect that adoption of SFAS No. 123R will not have a material impact on our consolidated financial position and consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

If the industry sectors in which our portfolio is currently concentrated experience adverse economic or business conditions, our operating results may be negatively impacted.

Currently our customer base is primarily in the communications, information services, media, technology, software and business services industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value often is vested in intangible assets and intellectual property. These customers can experience adverse business conditions or risks related to their industries.

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

Our financial results could be negatively affected if Bridgecom Holdings, Inc. fails to perform as expected.

At December 31, 2004, our largest portfolio investment was Bridgecom Holdings, Inc. (“Bridgecom”), which totaled $65.1 million at value, or 7.4% of the fair value of our investments. In connection with the merger between Bridgecom and Broadview Networks, Inc., which closed during January 2005, we acquired preferred securities of the combined entity, which entitles us to a preferred claim of approximately $90 million, plus dividends, which will accumulate at an annual rate of 12% on our preferred claim. We expect to recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends will be dependent upon the performance of the combined entity. Our financial results could be negatively affected if this portfolio company fails to perform as expected.

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

We have elected to be taxed for federal income tax purposes as a regulated investment company under Subchapter M of the Internal Revenue Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, as well as if we continue to qualify as a business development company, we will qualify to be a regulated investment company and will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a regulated investment company. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income, we generally will be subject to a 4% excise tax. See “Regulation as a Business Development Company” and “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.”

Because we will distribute substantially all of our income to our stockholders, we will continue to need additional capital to finance our growth. If additional capital is unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains. We expect to elect to make deemed distributions to our stockholders of the retained net capital gains. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. Additional financing may not be available on favorable terms, if at all, or may be restricted by the terms of our securitization facilities. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease.

We have substantial indebtedness and servicing our indebtedness could reduce funds available to grow our business or make new investments.

As of December 31, 2004, we had $467.4 million of outstanding borrowings under our debt facilities. As a result, our current financial structure has a high proportion of debt and our debt service is substantial. As of December 31, 2004, the weighted average annual interest rate on all of our outstanding borrowings was 2.80%. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2004 total assets of at least 1.24%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and we do not hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $160.9 million as of December 31, 2004.

Our securitization facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not utilized leverage. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any increase in our consolidated revenue in excess of consolidated interest expense on our borrowed funds would cause our net income to increase more than it would without the use of leverage. Any decrease in our consolidated revenue would cause net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At December 31, 2004, this ratio was approximately 223%.

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

Our Senior Secured Credit Facility is scheduled to expire on September 30, 2005 and our $150.0 million warehouse financing facility through Three Pillars Funding, LLC is scheduled to terminate on November 7, 2007. Further, our $150.0 million warehouse financing facility is subject to annual renewal by the lender.

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

You may not receive distributions.

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Regulation as a Business Development Company”. Also, restrictions and provisions in our debt facilities limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure you that you will receive any distributions or distributions at a particular level.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income in advance of receiving cash payment, and are separately identified on our consolidated statements of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain regulated investment company tax treatment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Certain U.S. Federal Income Tax Considerations— Taxation as a Regulated Investment Company.”

If we fail to manage our growth, our financial results could be adversely affected.

We have expanded our operations significantly since purchasing our business from First Union National Bank in 1998. Our growth has placed and could continue to place significant strain on our management systems and resources. We must continue to refine and expand our marketing capabilities, our management of the investment process, our access to financing resources and our technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not develop sufficient lending and administrative personnel and management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations could be adversely affected and our financial results could be adversely affected.

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

Our future success depends to a significant extent on the continued services of Bryan J. Mitchell, our Chief Executive Officer, Steven F. Tunney, our President and Chief Operating Officer, B. Hagen Saville, one of our Executive Vice Presidents, and Robert J. Merrick, our Chief Credit Officer, as well as other key personnel. The loss of any of these key employees would likely have a significant detrimental effect on our business. In addition, if any two of Mr. Mitchell, Mr. Saville, Mr. Tunney or Mr. Merrick cease to be actively involved in our management, the lender under one of our warehouse financing facilities could, absent a waiver or cure, replace us as the servicer of the loans and declare a default. In addition, if any two of Mr. Mitchell, Mr. Tunney or Mr. Saville cease to be an executive officer of MCG actively involved in the management of MCG, the lender of our $25.0 million senior secured credit facility could, absent a waiver or cure, declare a default.

Fluctuations in interest rates could adversely affect our income.

A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 84% of the loans in our portfolio, based on amounts outstanding at cost as of December 31, 2004, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 16% were at fixed rates. From October 1, 2003 to December 31, 2004, three-month LIBOR has increased from 1.15% to 2.56%.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of MCG and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

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

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Approximately 79% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 51% of our loan portfolio has a LIBOR floor, at various levels. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR. At December 31, 2004, the rate spread to LIBOR of our accruing loans and yielding equity investments was 9.2%.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at December 31, 2004 and December 31, 2003:

	December 31,
	2004		2003
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$160.4	$—	$93.0	$—
Prime Rate	38.8	—	1.3	—
30-Day LIBOR	43.6	—	20.9	—
60-Day LIBOR	7.1	—	7.4	—
90-Day LIBOR	514.7	467.4	481.6	173.1
180-Day LIBOR	34.0	—	—	—
Commercial Paper Rate	—	—	—	131.0
Fixed Rate	122.3	—	94.4	—

Total	$920.9	$467.4	$698.6	$304.1

Based on our December 31, 2004 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure. The impact of an additional 100 basis point increase is different from the first 100 basis point increase due to the imposition of LIBOR floors.

(dollars in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
(200)	$(8.2)	$(9.4)	$1.2
(100)	(4.1)	(4.7)	0.6
100	7.6	4.7	2.9
200	15.6	9.3	6.3
300	23.7	14.0	9.7

Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this strategy on an ongoing basis and may engage in certain hedging activities in the future as we deem appropriate.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MCG Capital Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive, principal financial and principal accounting officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the registered public accounting firm that audited the Company’s financial statements, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareholders

MCG Capital Corporation

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that MCG Capital Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MCG Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MCG Capital Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MCG Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated balance sheets of MCG Capital Corporation as of December 31, 2004 and 2003, including the consolidated schedule of investments and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 1, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MCG Capital Corporation

We have audited the accompanying consolidated balance sheets of MCG Capital Corporation as of December 31, 2004 and 2003, including the consolidated schedules of investments, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MCG Capital Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 1, 2005

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$82,732	$60,072
Cash, securitization accounts	79,473	33,434
Investments at fair value
Commercial loans (cost of $767,282 and $615,253, respectively)	760,489	605,551
Investments in equity securities (cost of $131,472 and $112,850, respectively)	119,911	93,391
Unearned income on commercial loans	(12,529)	(16,416)

Total investments	867,871	682,526
Interest receivable	5,729	5,717
Other assets	17,706	9,166

Total assets	$1,053,511	$790,915

Liabilities
Borrowings	$467,400	$304,131
Interest payable	2,925	1,185
Dividends payable	19,043	16,267
Other liabilities	9,930	5,382

Total liabilities	499,298	326,965

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 100,000 shares, 45,342 issued and outstanding on December 31, 2004 and 38,732 issued and outstanding on December 31, 2003	453	387
Paid-in capital	640,879	529,168
Distributions in excess of earnings:
Paid-in Capital	(28,998)	(7,811)
Other	(27,780)	(18,429)
Net unrealized depreciation on investments	(18,354)	(29,161)
Stockholder loans	(4,601)	(5,293)
Unearned compensation—restricted stock	(7,386)	(4,911)

Total stockholders’ equity	554,213	463,950

Total liabilities and stockholders’ equity	$1,053,511	$790,915

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$51,898	$63,624	$65,774
Affiliate investments (5% to 25% owned)	3,999	4,894	3,974
Control investments (more than 25% owned)	21,954	3,231	2,651

Total interest and dividend income	77,851	71,749	72,399
Advisory fees and other income
Non-affiliate investments (less than 5% owned) and other income	9,306	4,508	4,534
Affiliate investments (5% to 25% owned)	495	2,098	—
Control investments (more than 25% owned)	5,465	2,335	—

Total advisory fees and other income	15,266	8,941	4,534

Total operating income	93,117	80,690	76,933

Operating expenses
Interest expense	10,509	10,053	11,157
Employee compensation:
Salaries and benefits	15,693	9,210	8,082
Long-term incentive compensation	11,683	6,347	6,627

Total employee compensation	27,376	15,557	14,709
General and administrative expense	10,142	7,485	6,316

Total operating expenses	48,027	33,095	32,182

Net operating income before investment gains and losses	45,090	47,595	44,751

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	1,939	(7,616)	(9,617)
Affiliate investments (5% to 25% owned)	(2,531)	(48)	—
Control investments (more than 25% owned)	(7,658)	(11,916)	—

Total net realized gains (losses) on investments	(8,250)	(19,580)	(9,617)
Net change in unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	378	15,444	(9,946)
Affiliate investments (5% to 25% owned)	(1,186)	576	(1,089)
Control investments (more than 25% owned)	11,615	(2,060)	(20,884)

Total net change in unrealized appreciation (depreciation) on investments	10,807	13,960	(31,919)

Net investment gains (losses)	2,557	(5,620)	(41,536)

Net income	$47,647	$41,975	$3,215

Earnings per common share basic	$1.16	$1.28	$0.11
Earnings per common share diluted	$1.15	$1.28	$0.11
Cash dividends declared per common share	$1.68	$1.65	$1.76
Weighted average common shares outstanding	41,244	32,715	28,539
Weighted average common shares outstanding and dilutive common stock equivalents	41,298	32,739	28,570

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common stock		Paid-in Capital	Stockholder Loans	Unearned Compensation- Restricted stock	Distributions In Excess of Earnings		Net Unrealized Depreciation on Investments	Total Stockholders’ Equity
	Shares	Amount				Paid-in Capital	Other
Balance December 31, 2001	28,287	$283	$370,087	$(6,510)	$(13,077)	—	$12,792	$(11,202)	$352,373
Net income							35,134	(31,919)	3,215
Issuance of common shares, net of costs	3,000	30	50,220						50,250
Dividends declared, $1.76 per share:
Distribution from net investment income							(49,750)		(49,750)
Dividend reinvestment	20	—	313						313
Amortization of restricted stock awards					3,988				3,988
Change in vesting of restricted stock awards									—
Reduction in employee loans	(48)	—	(659)	997	523				861

Balance December 31, 2002	31,259	313	419,961	(5,513)	(8,566)	—	(1,824)	(43,121)	361,250
Net income							28,015	13,960	41,975
Issuance of common shares, net of costs	7,475	74	108,759						108,833
Dividends declared, $1.65 per share:
Distribution from net investment income							(40,423)		(40,423)
Distribution from capital gains							(4,197)		(4,197)
Return of capital distribution						(7,811)			(7,811)
Dividend reinvestment	5	—	77						77
Amortization of restricted stock awards					4,072				4,072
Change in vesting of restricted stock awards			506		(506)				—
Reduction in employee loans	(7)		(135)	220	89				174

Balance December 31, 2003	38,732	387	529,168	(5,293)	(4,911)	(7,811)	(18,429)	(29,161)	463,950
Net income							36,840	10,807	47,647
Issuance of common shares, net of costs	6,622	66	99,968						100,034
Dividends declared, $1.68 per share:
Distribution from net investment income							(43,700)		(43,700)
Distribution from capital gains							(2,491)		(2,491)
Return of capital distribution						(21,187)			(21,187)
Dividend reinvestment	6	—	97						97
Amortization of restricted stock awards					9,401				9,401
Change in vesting of restricted stock awards			11,903		(11,903)				—
Reduction in employee loans	(18)		(257)	692	27				462

Balance December 31, 2004	45,342	$453	$640,879	$(4,601)	$(7,386)	$(28,998)	$(27,780)	$(18,354)	$554,213

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income	$47,647	$41,975	$3,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,021	584	411
Amortization of restricted stock awards	9,401	4,072	3,988
Amortization of deferred debt issuance costs	1,558	1,246	1,984
Net realized (gains) losses on investments	8,250	19,580	9,617
Net change in unrealized depreciation (appreciation) on investments	(10,807)	(13,960)	31,919
(Increase) decrease in cash—securitization accounts from interest collections	(1,348)	2,229	(8,214)
Increase in interest receivable	(773)	(1,504)	(167)
(Increase) decrease in accrued payment-in-kind interest and dividends	(3,239)	(11,296)	(13,001)
Decrease in unearned income	(6,207)	(6,317)	(1,725)
Decrease in other assets	424	847	2,234
Increase (decrease) in interest payable	1,740	(342)	1,119
Increase (decrease) in other liabilities	5,264	2,413	(256)

Net cash provided by operating activities	52,931	39,527	31,124

Investing activities
Originations, draws and advances on loans	(339,102)	(96,602)	(168,277)
Principal payments on loans	168,340	142,839	75,478
Purchase of equity investments	(16,026)	(45,106)	(5,111)
Proceeds from sales of equity investments	13,861	5,870	—
Purchase of premises, equipment and software	(665)	(1,159)	(780)
Other acquisitions	(2,208)	—	—

Net cash provided by (used in) investing activities	(175,800)	5,842	(98,690)

Financing activities
Net proceeds (payments) from borrowings	120,314	(58,950)	76,176
(Increase) decrease in cash—securitization accounts for paydown of principal on debt	(1,736)	6,751	(30,217)
Payment of financing costs	(6,758)	(3)	(28)
Dividends paid	(66,884)	(51,573)	(63,593)
Issuance of common stock, net of costs	100,131	108,910	50,563
Repayment of loans to officers/shareholders	462	179	790

Net cash used in financing activities	145,529	5,314	33,691

Increase in cash and cash equivalents	22,660	50,683	(33,875)
Cash and cash equivalents at beginning of year	60,072	9,389	43,264

Cash and cash equivalents at end of year	$82,732	$60,072	$9,389

Supplemental disclosures
Interest paid	$7,210	$9,149	$8,055
Income taxes paid (received)	(98)	(876)	(2,907)

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)	Cost	Fair Value

Non-affiliate investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (9.8%, Due 6/11)		$7,130	$7,130
		Subordinated Debt (11.6%, Due 6/11)		1,300	1,300

Ames True Temper, Inc.	Industrial Equipment	Senior Debt (5.4%, Due 6/11)		995	1,008

Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (9.1%, Due 12/08)		4,000	4,000

Auto Europe, LLC	Equipment Leasing	Senior Debt (11.3%, Due 12/07)		5,819	5,819

Badoud Enterprises, Inc.(2)	Newspaper	Senior Debt (8.0%, Due 9/11)		6,049	6,049

Boucher Communications, Inc.(2)	Publishing	Senior Debt (7.9%, Due 6/07)		1,000	1,000
		Stock Appreciation Rights	5.0%	—	402

Builders First Source, Inc.	Building & Development	Senior Debt (5.4%, Due 2/10)		4,963	5,018
		Subordinated Debt (10.9%, Due 2/10)		2,000	2,033

Cambridge Information Group, Inc.(2)	Information Services	Senior Debt (6.8%, Due 6/07-6/10)		19,625	19,625

CCG Consulting, LLC	Business Services	Senior Debt (14.4%, Due 6/05)		1,428	1,428
		Warrants to purchase Common Stock	19.9%	—	—

CEI Holdings, Inc.	Cosmetics/Toiletries	Subordinated Debt (9.1%, Due 12/11)		2,000	2,025

Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (6.8%, Due 7/10)		1,904	1,931

Community Media Group, Inc.(2)	Newspaper	Senior Debt (7.4%, Due 9/10)		23,346	23,346

Creative Loafing, Inc.(2)	Newspaper	Senior Debt (9.1%, Due 6/10)		19,500	19,500

Crescent Publishing Company LLC(2)	Newspaper	Senior Debt (11.2%, Due 3/09-6/10)		10,478	10,478

Cruz Bay Publishing, Inc.(2)	Publishing	Senior Debt (9.1%, Due 12/06)		6,389	6,389
		Subordinated Debt (14.1%, Due 12/06)		10,723	10,723

dick clark productions, inc.	Broadcasting	Subordinated Debt (18.3%, Due 7/08)		17,854	17,854
		Warrants to purchase Common Stock	5.3%	858	721
		Common Stock (235,700 shares)	0.5%	210	111

The e-Media Club, LLC(6)	Investment Fund	LLC Interest	0.8%	88	37

FTI Technologies Holdings, Inc.(2)	Technology	Senior Debt (6.6%, Due 9/08)		17,000	17,000
		Warrants to purchase Common Stock	4.2%	—	—

Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (9.5%, Due 12/12)		5,000	5,025

GCA Services Group, Inc.	Commercial Services	Subordinated Debt (10.0%, Due 11/09)		10,000	10,000

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)	Cost	Fair Value

Graycom, LLC(6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	$71	$80
The Hillman Group, Inc.	Home Furnishings	Senior Debt (5.5%, 3/11)		5,955	6,037
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (7.2%, Due 3/11)		4,883	4,677
Hometown Telephone, LLC(6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	—	—
I-55 Internet Services, Inc.	Telecommunications	Senior Debt (15.6%, Due 12/06)		2,013	2,013
		Warrants to purchase Common Stock	20.0%	366	194
IDS Telcom LLC	Telecommunications	Senior Debt (12.6%, Due 6/06)		18,823	18,823
		Warrants to purchase membership interest in LLC	27.8%	2,693	2,801
Images.com, Inc.	Information Services	Senior Debt (14.6%, Due 12/07)		3,118	3,118
Information Today, Inc.(2)	Information Services	Senior Debt (12.0%, Due 9/08)		8,792	8,792
International Media Group, Inc.	Broadcasting	Senior Debt (7.0%, Due 8/09)		7,980	7,980
Jeffrey A. Stern(6)	Other	Senior Debt (0.0%, Due 4/06)		45	45
Jenzabar, Inc.(2)	Technology	Senior Debt (10.5%, Due 4/09)		12,000	12,000
		Subordinated Debt (14.0%, Due 4/12)		7,172	7,172
		Senior Preferred Stock (5,000 shares)	100.0%	5,281	5,281
		Subordinated Preferred Stock (109,800 shares)	100.0%	1,098	1,098
		Warrants to purchase Common Stock	18.0%	422	1,124
The Joseph F. Biddle Publishing Company(2)	Newspaper	Senior Debt (5.9%, Due 12/11)		8,705	8,705
Joseph C. Millstone	Telecommunications	Senior Debt (8.6%, Due 7/05)		500	500
Knowledge Learning Corporation	Healthcare	Senior Debt (7.0%, Due 12/10)		7,068	7,112
The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt (7.1%, Due 5/05)		9,747	9,747
LaGrange Acquisition LP	Oil and Gas	Senior Debt (5.4%, Due 1/08)		5,000	5,091
Lakeland Finance, LLC	Leisure Activities	Senior Debt (6.4%, Due 9/09)		3,875	3,875
		Subordinated Debt (9.2%, Due 9/10)		1,500	1,500
Le-Nature’s, Inc.	Beverage and Tobacco	Senior Debt (6.5%, Due 6/10)		2,985	3,030
Maidenform, Inc.	Clothing/Textiles	Senior Debt (5.4%, Due 5/10)		4,887	4,973
		Subordinated Debt (10.2%, Due 5/11)		1,808	1,853
Majesco Holdings Inc.(6)(15)	Leisure Goods	Common Stock (3,641 shares)	0.02%	57	38

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)	Cost	Fair Value

Managed Health Care Associates, Inc.	Drugs	Senior Debt (8.0%, Due 6/09-6/10)		$5,811	$5,811
Metropolitan Telecommunications Holding Company(2)	Telecommunications	Senior Debt (10.5%, Due 10/06)		13,925	13,925
		Subordinated Debt (10.5%, Due 10/06)		12,328	12,328
		Preferred Stock (18,000 shares)	100.0%	2,019	2,075
		Warrants to purchase Common Stock	28.0%	2,805	5,258
MedAssets, Inc.	Healthcare	Senior Debt (7.3%, Due 3/07)		4,073	4,129
		Subordinated Debt (12.6%, Due 3/08)		2,500	2,550
The Meow Mix Company	Food Products	Senior Debt (6.9%, Due 10/09)		3,760	3,736
Miles Media Holding, Inc.(2)	Publishing	Senior Debt (13.3%, Due 6/07)		7,376	7,376
		Warrants to purchase Common Stock	12.1%	20	279
Minnesota Publishers, Inc.(2)	Newspaper	Senior Debt (4.9%, Due 12/09)		14,250	14,250
Monotype Imaging Holdings Corp.	Technology	Senior Debt (5.8%, Due 11/09)		4,950	4,950
MultiPlan, Inc.	Insurance	Senior Debt (5.3%, Due 3/09)		4,444	4,494
Nalco Company	Ecological Services	Senior Debt (4.3%, Due 11/10)		4,162	4,219
New Century Companies, Inc.(6)	Industrial	Common Stock (160,000 shares)	2.3%	157	46
	Equipment	Warrants to purchase Common Stock	0.4%	—	—
New Vision Broadcasting, LLC(2)	Broadcasting	Senior Debt (9.8%, Due 9/09)		16,033	16,033
New Wave Communications, LLC(2)	Cable	Senior Debt (11.5%, Due 9/10)		11,406	11,406
nii communications, inc.(2)	Telecommunications	Senior Debt (13.0%, Due 1/05)		7,749	7,749
		Common Stock (100,000 shares)	2.8%	400	214
		Warrants to purchase Common Stock	36.5%	1,218	2,349
PartMiner, Inc.(2)	Information Services	Senior Debt (13.1%, Due 6/09)		6,055	6,055
Powercom Corporation(2)	Telecommunications	Senior Debt (10.0%, Due 12/06)		2,050	2,050
		Warrants to purchase Class A Common Stock	20.0%	278	104
Professional Paint Inc.	Chemicals/Plastics	Senior Debt (5.7%, Due 9/10-9/11)		3,456	3,504
R.R. Bowker LLC(2)	Information Services	Senior Debt (8.2%, Due 12/08-12/09)		15,700	15,700
Refco Group Ltd., LLC	Financial Intermediaries	Senior Debt (5.2%, Due 8/11)		4,988	5,036
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (9.9%, Due 11/09)		12,000	12,000
Sheridan Healthcare, Inc.	Healthcare	Senior Debt (5.5%, Due 11/10)		3,000	3,058

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)	Cost	Fair Value

Solo Cup Company	Containers & Glass	Senior Debt (4.9%, Due 2/11)		$4,966	$5,050
Sterigenics International, Inc.	Healthcare	Senior Debt (4.9%, Due 6/11)		4,975	5,037
Stonebridge Press, Inc.(2)	Newspaper	Senior Debt (6.9%, Due 9/09)		4,940	4,940
SXC Health Solutions, Inc.(2)(13)	Technology	Senior Debt (11.0%, Due 12/10)		13,600	13,600
		Common Stock (1,111,111 shares)	1.9%	1,235	1,288
Talk America Holdings, Inc.(6)	Telecommunications	Common Stock (215,644 shares)	0.8%	499	1,428
		Warrants to purchase Common Stock	0.7%	25	229
Team Express, Inc.	Specialty Retail	Senior Debt (8.6%, 12/09-12/10)		16,000	16,000
		Subordinated Debt (15.0%, Due 6/11)		7,015	7,015
Tippmann Sports, LLC	Leisure Goods	Senior Debt (8.3%, Due 6/09)		8,083	8,083
United Industries Corporation	Farming & Agriculture	Senior Debt (4.7%, Due 4/11)		2,981	3,032
U. S. I. Holdings Corporation	Insurance	Senior Debt (4.6%, Due 8/08)		995	1,000
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest	0.8%	500	—
Waddington North America, Inc.	Containers & Glass	Senior Debt (4.6%, Due 4/11)		4,850	4,785
Wicks Business Information, LLC	Publishing	Unsecured Note (4.0%, Due 4/06)		200	200
Wiesner Publishing Company, LLC(2)	Publishing	Senior Debt (10.5%, Due 6/09-12/10)		6,763	6,763
		Subordinated Debt (18.0%, Due 12/10)		4,141	4,141
		Warrants to purchase membership interest in LLC	15.0%	406	209
WirelessLines II, Inc.	Telecommunications	Senior Debt (8.0%, Due 4/07)		321	321
Witter Publishing Co., Inc.	Publishing	Senior Debt (12.1%, Due 12/07)		2,601	2,000
		Warrants to purchase Common Stock	20.0%	146	—
Wyoming Newspapers, Inc.(2)	Newspaper	Senior Debt (9.4%, Due 12/12)		15,000	15,000
Total Non-affiliate investments				573,658	578,416

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)	Cost	Fair Value

Affiliate investments(3):
All Island Media, Inc.	Newspaper	Senior Debt (13.5%, Due 9/08)		$6,800	$6,800
		Common Stock (500 shares)	8.6%	500	500
Executive Enterprise Institute, LLC(6)	Business Services	LLC Interest	10.0%	301	111
On Target Media, LLC	Publishing	Senior Debt (8.6%, Due 9/09)		20,000	20,000
		Subordinated Debt (15.1%, Due 3/10)		10,243	10,243
		Class A LLC Interest	6.8%	1,508	1,508
		Class B LLC Interest	16.9%	—	—
Sunshine Media Delaware, LLC(2)	Publishing	Senior Debt (12.0%, Due 12/07)		12,563	8,563
		Class A LLC Interest	12.8%	564	—
		Warrants to purchase Class B LLC interest	100.0%	—	—
ViewTrust Technology, Inc.(6)	Technology	Common Stock (75 shares)	7.5%	1	3
Total Affiliate investments				52,480	47,728
Control investments: Non-majority owned(4):
Creatas, L.L.C.(2)	Information	Senior Debt (8.3%, Due 3/08)		19,331	19,331
	Services	Investor Class LLC Interest Guaranty ($501)	100.0%	1,273	23,411
ETC Group, LLC(10)	Publishing	Senior Debt (9.0%, Due 6/08)		1,200	1,200
		Series A LLC Interest	100.0%	650	—
		Series C LLC Interest	100.0%	100	—
Fawcette Technical Publications Holding(2)	Publishing	Senior Debt (12.6%, Due 12/06)		12,545	12,545
		Subordinated Debt (12.6%, Due 12/06)		3,940	3,940
		Series A Preferred Stock (8,473 shares)	100.0%	2,569	—
		Common Stock (5,010,379 shares)	36.0%	—	—
National Systems Integration, Inc.(6)(9)	Security Alarm	Senior Debt (8.5%, Due 12/06) Class B-2 Preferred Stock (500,000 shares)	100.0%	910 4,409	— —
		Common Stock (460,000 shares)	46.0%	—	—
Platinum Wireless, Inc.	Telecommunications	Senior Debt (8.0%, Due 6/06)		777	777
		Common Stock (2,937 shares)	37.0%	4,640	4,168
		Option to purchase Common Stock	1.5%	272	84
Total Control investments: Non-majority-owned				52,616	65,456

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)	Cost	Fair Value

Control investments: Majority-owned(5):
Bridgecom Holdings, Inc.(2)(11)	Telecommunications	Senior Debt (11.7%, Due 8/05-8/07)		$23,634	$23,634
		Preferred Stock (36,444 shares)	100.0%	40,923	41,420
		Common Stock (947,880 shares)	100.0%	—	—
ClearTel Communications, Inc.(2)(14)	Telecommunications	Senior Debt (11.3%, Due 7/05)		23,723	23,723
		Subordinated Debt (11.3%, Due 7/05)		2,863	2,863
		Preferred Stock (120,000 shares)	100.0%	9,196	—
		Common Stock (9 shares)	100.0%	540	—
		Guaranty ($158)
Copperstate Technologies, Inc.	Security Alarm	Senior Debt (11.0%, Due 9/05)		1,060	1,060
		Class A Common Stock (20,000 shares)	93.0%	2,000	1,823
		Class B Common Stock (10 shares)	0.0%	—	—
		Warrants to purchase Class B Common Stock	97.3%	—	—
		Guaranty ($1,000)
Corporate Legal Times L.L.C.	Publishing	Senior Debt (17.0%, Due 12/04)		4,625	4,625
		Subordinated Debt (18.0%, Due 12/04)		1,444	1,419
		LLC Interest	90.6%	313	—
Crystal Media Network, LLC(6)(7)	Broadcasting	Senior Debt (9.2%, Due 5/06)		1,060	1,060
		LLC Interest	100.0%	6,132	4,802
Interactive Business Solutions, Inc.	Security Alarm	Senior Debt (8.0%, Due 4/06)		75	75
		Common Stock (100 shares)	100.0%	2,750	432
Midwest Tower Partners, LLC(2)	Telecommunications	Subordinated Debt (14.0%, Due 2/07)		16,143	16,143
		Preferred LLC Interest	91.0%	1,770	1,770
		Common LLC Interest	79.2%	201	201
Superior Publishing Corporation(2)(12)	Newspaper	Senior Debt (7.5%, Due 12/06)		20,759	20,759
		Subordinated Debt (20.0%, Due 12/06)		20,405	20,405
		Preferred Stock (7,999 shares)	100.0%	7,999	8,975
		Common Stock (100 shares)	100.0%	365	494
Telecomm South, LLC(6)	Telecommunications	Senior Debt (12.0%, Due 7/05)		2,850	748
		LLC Interest	100.0%	11	—
UMAC, Inc.(6)	Publishing	Common Stock (100 shares)	100.0%	10,133	47
Working Mother Media, Inc.(6)	Publishing	Senior Debt (6.0%, Due 12/05)		7,526	7,526
		Class A Preferred Stock (11,497 shares)	99.2%	11,497	4,796
		Class B Preferred Stock (1 share)	100.0%	1	—
		Class C Preferred Stock (1 share)	100.0%	1	—
		Common Stock (510 shares)	51.0%	1	—
		Guaranty ($ 1,191)
Total Control investments: Majority-owned				220,000	188,800
Total Investments				898,754	880,400

Unearned income				(12,529)	(12,529)

Total Investments net of unearned income				$886,225	$867,871

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)
				Cost	Fair Value
Non-affiliate investments (less than 5% owned):
21st Century Newspapers, Inc.	Newspaper	Subordinated Debt (14.0%, Due 3/09)		$22,266	$22,266
		Common Stock (9,182 shares)	1.0%	453	667
aaiPharma Inc.	Drugs	Senior Debt (4.5%, Due 12/09)		4,875	4,875
The Adrenaline Group, Inc.(6)	Technology	Common Stock (221,338 shares)	2.7%	—	4
American Consolidated Media Inc.(2)	Newspaper	Senior Debt (11.5%, Due 3/09)		19,300	19,300
Auto Europe, LLC	Equipment Leasing	Senior Debt (9.0%, Due 12/07)		10,000	10,000
Badoud Enterprises, Inc.(2)	Newspaper	Senior Debt (7.2%, Due 9/09)		7,675	7,675
Barcom Electronic Inc.	Security Alarm	Senior Debt (12.7%, Due 8/07)		3,393	3,393
Boucher Communications, Inc.(2)	Publishing	Senior Debt (5.2%, Due 9/04)		1,400	1,400
		Stock Appreciation Rights	5.0%	—	340
Bridgecom Holdings, Inc.(2)(11)	Telecommunications	Senior Debt (11.8%, Due 8/06-8/07)		22,114	22,114
		Warrants to purchase Common Stock	13.0%	2,122	4,364
Brookings Newspapers, L.L.C.(2)	Newspaper	Senior Debt (4.4%, Due 7/10)		2,700	2,700
Cambridge Information Group, Inc.(2)	Information Services	Senior Debt (7.5%, Due 8/04-8/07)		15,450	15,450
CCG Consulting, LLC	Business Services	Senior Debt (13.2%, Due 6/05)		1,451	1,451
		Warrants to purchase membership interest in LLC	21.5%	—	—
Community Media Group, Inc.(2)	Newspaper	Senior Debt (4.2%, Due 6/11)		10,345	10,345
Connective Corp.(6)(15)	Leisure Goods	Common Stock (25,486 shares)	0.2%	57	25
Creative Loafing, Inc.(2)	Newspaper	Senior Debt (6.7%, Due 9/08)		14,050	14,050
Crescent Publishing Company LLC(2)	Newspaper	Senior Debt (13.7%, Due 3/09-6/10)		14,304	14,304

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)
				Cost	Fair Value
Cruz Bay Publishing, Inc.(2)	Publishing	Senior Debt (8.2%, Due 12/06)		$6,200	$6,200
		Subordinated Debt (13.2%, Due 12/06)		4,035	4,035
Dakota Imaging, Inc.	Technology	Senior Debt (18.0%, Due 6/07)		7,062	7,062
		Warrants to purchase Common Stock	9.4%	1,586	1,671
dick clark productions, inc.	Broadcasting	Subordinated Debt (18.3%, Due 7/08)		16,479	16,479
		Warrants to purchase Common Stock	5.6%	858	639
		Common Stock (150,000 shares)	0.4%	150	49
Dowden Health Media, Inc.	Publishing	Senior Debt (4.7%, Due 9/05)		700	700
The e-Media Club, LLC(6)	Investment Fund	LLC Interest	0.8%	88	27
FTI Technologies Holdings, Inc.(2)	Technology	Senior Debt (4.2%, Due 9/06)		22,450	22,450
		Warrants to purchase Common Stock	4.2%	—	—
Graycom, LLC(6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	71	74
Hometown Telephone, LLC(6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	—	—
I-55 Internet Services, Inc.	Telecommunications	Senior Debt (10.3%, Due 9/05)		2,301	2,301
		Warrants to purchase Common Stock	7.5%	103	156
IDS Telcom LLC	Telecommunications	Senior Debt (12.0%, Due 6/06)		18,823	18,823
		Warrants to purchase membership interest in LLC	27.8%	2,693	3,101
Images.com, Inc.	Information Services	Senior Debt (14.5%, Due 12/07)		3,188	1,722
Information Today, Inc.(2)	Information Services	Senior Debt (16.0%, Due 9/08)		9,192	9,192
Jeffrey A. Stern(6)	Other	Senior Debt (0.0%, Due 4/06)		50	50

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)
				Cost	Fair Value
The Joseph F. Biddle Publishing Company(2)	Newspaper	Senior Debt (4.6%, Due 12/11)		$10,305	$10,305
Joseph C. Millstone	Telecommunications	Senior Debt (7.2%, Due 7/05)		500	500
The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt (7.6%, Due 5/05-5/06)		10,602	10,602
Manhattan Telecommunications	Telecommunications	Senior Debt (11.5%, Due 10/06)		13,925	13,925
Corporation(2)		Subordinated Debt (11.5%, Due 10/06)		12,328	12,328
		Preferred Stock (18,000 shares)	100.0%	1,800	1,854
		Warrants to purchase Common Stock	28.0%	2,805	4,021
Marketron International, Inc.(6)(8)	Business Services	Warrants to purchase Common Stock	1.5%	—	—
McGinnis-Johnson Consulting, LLC(2)	Newspaper	Subordinated Debt (20.0%, Due 10/04)		10,531	10,531
The Meow Mix Company	Food Products	Senior Debt (4.7%, Due 7/09)		4,969	4,969
Midwest Towers Partners, LLC(2)	Telecommunications	Senior Debt (8.4%, Due 6/04)		17,009	17,009
Miles Media Group, Inc.(2)	Publishing	Senior Debt (14.0%, Due 6/07)		7,906	7,906
Minnesota Publishers, Inc.(2)	Newspaper	Warrants to purchase Common Stock	12.4%	21	21
		Senior Debt (3.7%, Due 12/09)		14,250	14,250
New Century Companies, Inc.(6)	Industrial Equipment	Common Stock (160,000 shares)	2.3%	157	144
		Warrants to purchase Common Stock	0.4%	—	—
New Vision Broadcasting, LLC(2)	Broadcasting	Senior Debt (9.8%, Due 9/09)		13,367	13,367
New Wave Communications, LLC(2)	Cable	Senior Debt (11.5%, Due 9/10)		8,804	8,804

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)
				Cost	Fair Value
nii communications, inc.(2)	Telecommunications	Senior Debt (12.2%, Due 9/04)		$7,353	$7,353
		Common Stock (100,000 shares)	3.0%	400	137
		Warrants to purchase Common Stock	38.5%	1,218	1,501
NOW Communications, Inc.(2)	Telecommunications	Senior Debt (16.2%, Due 12/03)		4,783	4,125
		Warrants to purchase Common Stock	10.0%	—	—
Pacific-Sierra Publishing, Inc.	Newspaper	Senior Debt (15.6%, Due 4/04)		25,734	25,734
Powercom Corporation(2)	Telecommunications	Senior Debt (10.0%, Due 12/06)		2,160	2,160
		Warrants to purchase Class A Common Stock	18.6%	263	211
R.R. Bowker LLC(2)	Information Services	Senior Debt (9.0%, Due 8/07)		9,500	9,500
		Warrants to purchase membership interest in LLC	14.0%	882	1,434
Robert N. Snyder	Information Services	Senior Debt (4.0%, Due 12/04)		1,300	1,300
Stonebridge Press, Inc.(2)	Newspaper	Senior Debt (6.7%, Due 9/09)		5,466	5,466
SXC Health Solutions, Inc.(2)(13)	Technology	Senior Debt (10.5%, Due 12/08)		7,600	7,600
Talk America Holdings, Inc.(6)	Telecommunications	Common Stock (215,644 shares)	0.8%	499	2,484
		Warrants to purchase Common Stock	0.8%	25	474
TGI Group, LLC	Information Services	Senior Debt (11.5%, Due 4/07)		6,225	6,225
		Warrants to purchase membership interest in LLC	5.0%	126	—
Tower Resource Management, Inc.	Telecommunications	Senior Debt (9.7%, Due 9/04)		1,503	1,503
		Warrants to purchase Common Stock	8.9%	—	—

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company (16)	Percentage of Class Held on a Fully Diluted Basis(1)
				Cost	Fair Value
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest	0.8%	$500	$—
Wicks Business Information, LLC	Publishing	Unsecured Note (4.3%, Due 4/06)		200	200
Wiesner Publishing Company, LLC(2)	Publishing	Senior Debt (12.0%, Due 6/08)		5,461	5,461
		Subordinated Debt (17.0%, Due 6/08)		5,623	5,623
		Warrants to purchase membership interest in LLC	15.0%	406	398
WirelessLines II, Inc.	Telecommunications	Senior Debt (8.0%, Due 4/07)		437	437
Witter Publishing Co., Inc.	Publishing	Senior Debt (14.2%, Due 6/06)		2,340	2,340
		Warrants to purchase Common Stock	10.5%	87	78
Wyoming Newspapers, Inc.(2)	Newspaper	Senior Debt (5.0%, Due 7/10)		10,378	10,378
Total Non-affiliate investments				477,732	482,112
Affiliate investments(3):
All Island Media, Inc.	Newspaper	Senior Debt (11.0%, Due 9/08)		8,000	8,000
		Common Stock (500 shares)	9.1%	500	500
Country Media, Inc.	Newspaper	Senior Debt (11.0%, Due 9/10)		7,176	7,176
		Common Stock (10,000 shares)	6.3%	100	134
Creatas, L.L.C.(2)	Information Services	Senior Debt (12.3%, Due 3/08)		17,735	17,735
		Investor Class LLC	100.0%	1,273	2,951
		Interest Guaranty ($501)
Executive Enterprise Institute, LLC(6)	Business Services	LLC Interest	10.0%	301	—
Netplexus Corporation(2)(6)	Technology	Senior Debt (13.0%, Due 11/06)		1,817	170
		Preferred Stock (405,189 shares)	51.0%	766	—
		Warrants to purchase Class A Common Stock	4.8%	—	—

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)
				Cost	Fair Value
Sunshine Media Delaware, LLC(2)	Publishing	Senior Debt (14.5%, Due 12/07)		$12,839	$12,516
		Class A LLC Interest	12.8%	564	—
		Warrants to purchase Class B LLC interest	100.0%	—	—
ViewTrust Technology(6)	Technology	Common Stock (75 shares)	7.5%	1	1
Total Affiliate investments				51,072	49,183
Control investments: Non-majority-owned(4):
ETC Group, LLC(10)	Publishing	Senior Debt (9.0%, Due 6/08)		1,200	1,200
		Series A LLC Interest	100.0%	650	650
		Series C LLC Interest	100.0%	100	100
Fawcette Technical Publications Holding(2)	Publishing	Senior Debt (12.3%, Due 12/06)		12,160	12,160
		Subordinated Debt (12.3%, Due 12/06)		3,906	3,906
		Series A Preferred Stock (8,473 shares)	100.0%	2,569	718
		Common Stock (5,010,379 shares)	36.0%	—	—
National Systems Integration, Inc.(9)	Security Alarm	Senior Debt (10.0%, Due 9/04)		500	500
		Class B-2 Preferred Stock (500,000 shares)	100.0%	4,409	3,833
		Common Stock (460,000 shares)	46.0%	—	—
Platinum Wireless, Inc.	Telecommunications	Senior Debt (8.0%, Due 6/06)		875	875
		Common Stock (2,937 shares)	37.0%	4,640	4,519
		Options to purchase Common Stock	1.5%	272	98
Total Control investments: Non-majority-owned				31,281	28,559

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)
				Cost	Fair Value
Control investments: Majority-owned(5):
AMI Telecommunications	Telecommunications	Senior Debt (0.0%, Due 11/08)		$3,100	$237
Corporation(2)(6)		Series A-1 Preferred Stock (11,270 shares)	82.3%	700	—
		Series A-2 Preferred Stock (54,807 shares)	100.0%	1,995	—
		Series A-3 Preferred Stock (11,846 shares)	37.5%	1,100	—
		Common Stock (65 shares)	5.1%	200	—
Biznessonline.com, Inc.(2)(14)	Telecommunications	Senior Debt (11.0%, Due 6/04)		18,556	18,556
		Preferred Stock (70,000 shares)	100.0%	4,864	—
		Common Stock (27,661,084 shares)	73.2%	540	—
Copperstate Technologies, Inc.	Security Alarm	Senior Debt (11.0%, Due 9/05)		910	910
		Class A Common Stock (20,000 shares)	93.0%	2,000	2,160
		Class B Common Stock (10 shares)	0.1%	—	1
		Warrants to purchase Class B Common Stock	99.9%	—	1,343
Corporate Legal Times L.L.C.	Publishing	Senior Debt (21.0%, Due 12/04)		4,624	4,302
		Subordinated Debt (18.0%, Due 12/04)		1,340	—
		LLC Interest	90.6%	313	—
Crystal Media Network, LLC(7)	Broadcasting	LLC Interest	100.0%	6,132	5,149
Interactive Business Solutions,	Security Alarm	Senior Debt (10.0%, Due 3/04)		75	75
Inc.		Common Stock (100 shares)	100.0%	2,750	1,351
Superior Publishing	Newspaper	Senior Debt (7.5%, Due 12/06)		20,760	20,760
Corporation.(2)(15)		Subordinated Debt (20.0%, Due 12/06)		28,000	28,000
		Preferred Stock (7,999 shares)	100.0%	7,999	7,999
		Common Stock (100 shares)	100.0%	1	1
Telecom North Corp.(11)	Telecommunications	Preferred Stock (32,144 shares)	100.0%	31,856	31,856
		Common Stock (336 shares)	100.0%	—	—
Telecomm South, LLC(6)	Telecommunications	Senior Debt (12.0%, Due 7/04)		3,292	2,210
		LLC Interest	100.0%	10	—

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(16)	Percentage of Class Held on a Fully Diluted Basis(1)
				Cost	Fair Value
UMAC, Inc.(6)	Publishing	Common Stock (100 shares)	100.0%	$10,375	$344
Working Mother Media, Inc.(6)	Publishing	Senior Debt (6.0%, Due 11/04)		8,026	8,026
		Class A Preferred Stock (8,497 shares)	98.8%	8,497	5,808
		Class B Preferred Stock (1 share)	100.0%	1	—
		Class C Preferred Stock (1 share)	100.0%	1	—
		Common Stock (510 shares)	51.0%	1	—
Total Control investments: Majority-owned				168,018	139,088
Total Investments				728,103	698,942

Unearned income				(16,416)	(16,416)

Total Investments net of unearned income				$711,687	$682,526

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2003

(Dollars in thousands)

(1)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (1) in the case of private companies, provided by that company, and (2) in the case of public companies, provided by that company’s most recent public filings with the SEC.
(2)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(4)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	In February 2003, we acquired the assets of NBG Radio Networks, Inc. in satisfaction of debt. The assets are held and operated through a separate portfolio company, Crystal Media Network, LLC, which is a wholly owned indirect subsidiary of MCG Capital Corporation.
(8)	In February 2003, BuyMedia Inc. changed its name to Marketron International, Inc.
(9)	In March 2003, we converted $8,631 of senior debt and $1,262 of debtor in possession financing in Intellisec Holdings, Inc., into preferred and common stock in connection with a plan of reorganization. In March 2003, Intellisec Holdings, Inc. changed its name to National Systems Integration, Inc. In June 2004, National Systems Integration, Inc. ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.
(10)	In July 2003, we acquired the assets of THE Journal LLC in satisfaction of debt and transferred those assets to a wholly owned subsidiary, ETC Group, LLC. In August 2003, we sold 50% of the equity in ETC Group, LLC to third party investors.
(11)	In December 2003, Telecom North Corp., a wholly owned portfolio company, entered into an agreement to merge with another of our portfolio companies, Bridgecom Holdings, Inc. The merger was completed in March 2004 with Bridgecom Holdings, Inc. as the surviving corporation.
(12)	In December 2003, Superior Publishing Inc., a wholly owned portfolio company, purchased the stock of one of our portfolio companies, Murphy McGinnis Media, Inc.
(13)	In July 2003, Systems Xcellence USA, Inc. changed its name to SXC Health Solutions, Inc.
(14)	In February 2004, BiznessOnline.com, Inc. changed its name to ClearTel Communications, Inc.
(15)	In April 2004, Connective Corp. changed its name to Majesco Holdings Inc.
(16)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.

See notes to consolidated financial statements

MCG Capital Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note A—Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

MCG Capital Corporation (“MCG” or the “Company” or “we” or “us’ or “our”) is a solutions-focused financial services company providing financing and advisory services to a variety of small- and medium-sized companies throughout the United States with a focus on growth oriented companies. Currently, our portfolio consists primarily of companies in the communications, information services, media, technology, software and business services industry sectors. Prior to its name change effective June 14, 2001, the Company’s legal name was MCG Credit Corporation. The Company is a non-diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

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

The accompanying financial statements reflect the consolidated accounts of MCG, including Kagan Research, LLC and MCG’s special purpose financing subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, MCG Finance IV, LLC, and MCG Finance V, LLC, with all significant intercompany balances eliminated, and the related consolidated results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

Use of estimates

These financial statements are prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Income recognition

Interest on commercial loans is computed by methods that generally result in level rates of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if MCG otherwise does not expect the customer to be able to service its debt and other obligations, MCG will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, MCG may make exceptions to this policy if the investment is well secured and in the process of collection.

Paid-in-Kind Interest

MCG includes in income certain amounts that it has not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. MCG will cease accruing PIK if it does not expect the customer to be able to pay all principal and interest due. In certain cases, a customer makes principal payments on its loan prior to making

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $17,298 or 2.0% of MCG’s portfolio of investments as of December 31, 2004 and $27,280 or 3.9% of MCG’s portfolio of investments as of December 31, 2003.

PIK related activity for the years ended December 31, 2004 and 2003 was as follows:

	Year Ended December 31,
	2004	2003
Beginning PIK loan balance	$27,280	$27,246
PIK interest earned during the period	10,453	18,340
Change in interest receivable on PIK loans	7	67
Principal payments of cash on PIK loans	(12,520)	(7,044)
PIK loans converted to other securities	(7,842)	(10,924)
Realized loss	(80)	(405)

Ending PIK loan balance	$17,298	$27,280

Dividends

Certain of the Company’s equity investments have stated accruing dividend rates. The Company accrues dividends on its equity investments as they are earned to the extent there is sufficient value to support the ultimate payment of those dividends.

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. MCG records the financial instruments received at fair value as determined by MCG’s board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to MCG’s ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through MCG’s statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. MCG had $12,529 and $16,416 of unearned fees as of December 31, 2004 and December 31, 2003, respectively. MCG recognized $8,690 of these fees in income during 2004 and $5,656 of these fees in income during 2003.

Other Fees

In certain investment transactions, MCG may perform consulting or advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

In connection with providing capital to MCG’s portfolio companies, MCG often provides investment banking and other advisory services concurrently with funding. In November 2002, the Emerging Issues Task

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Force (the “EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The guidance in this issue was effective for revenue arrangements entered into after June 30, 2003. The EITF requires that deliverables be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, when there is objective and reliable evidence of the fair value of the undelivered elements, and if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated amongst the individual units based on their relative fair values. MCG’s accounting policy with respect to revenue recognition for services performed in connection with capital funding activities was consistent with the EITF consensus, therefore, adoption of this EITF consensus did not have an impact on our statement of operations or financial condition.

Valuation of Investments

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in MCG’s portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process At December 31, 2004, approximately 84% of MCG’s total assets represented investments of which approximately 88% are valued at fair value and approximately 12% are valued at market value based on readily ascertainable public market quotes at December 31, 2004. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of MCG’s investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, MCG is not permitted to provide a general reserve for anticipated loan losses. Instead, MCG must determine the fair value of each individual investment on a quarterly basis. MCG will record unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, MCG will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, MCG’s investment has also appreciated in value, where appropriate.

As a business development company, MCG invests primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable MCG to protect its investment and maximize its returns. MCG generally includes many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership and corporate governance parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In many cases, MCG’s loan agreements allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer’s business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer’s plan. MCG’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that MCG makes and the nature of its business, MCG’s valuation process requires an analysis of various factors. MCG’s fair value methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

With respect to private debt and equity securities, each investment is valued using industry valuation benchmarks, and, where appropriate, the value is assigned a discount reflecting the illiquid nature of the investment and/or MCG’s minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate MCG’s private debt or equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the date of the relevant period end. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

Securitization Transactions

Periodically, MCG transfers pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties of $536,503 at December 31, 2004 and $441,798 at December 31, 2003. On April 1, 2001, the Company adopted the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on our operations or financial position. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Cash and cash equivalents

Cash and cash equivalents as presented in the balance sheet and the statement of cash flows includes bank checking accounts, highly liquid investments with original maturities of 90 days or less, and interest bearing deposits collateralized by marketable debt securities.

Cash, securitization accounts

Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans or other reserved amounts associated with the Company’s securitization facilities. The Company is required to use a portion these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements.

Commercial loans

Loan balances include the accretion of contracted PIK interest which represents the portion of contractual interest added to the loan balance and due at the end of the loan term. This PIK receivable totaled $17,298 and $27,280 at December 31, 2004 and 2003, respectively. Net unearned income includes unearned fees net of loan origination costs totaling $12,529 and $16,416 at December 31, 2004 and 2003, respectively. Unearned income is amortized over the term of the related loan using the effective interest method for amortizing term loans and the straight-line method for revolving loans, which approximates the effective interest method. In general, our commercial loans are collateralized by all of the tangible and intangible property of our borrowers.

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

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Debt issuance costs

Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts, $6,692 at December 31, 2004 and $1,492 at December 31, 2003, net of accumulated amortization, are included in other assets in the consolidated balance sheet and are amortized into the consolidated statement of operations as interest expense ratably over the contractual term of the borrowing on a method that approximates the effective interest method.

Stock-based compensation

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For restricted common stock issued to employees for whom no return-based criteria apply, compensation expense, equal to the value of the shares at the later of the grant date or the date at which all return-based forfeiture provisions lapsed or were removed, is recorded over the term of the forfeiture provisions. See Note I to the Consolidated Financial Statements for further discussion of our employee stock plans.

Income taxes

Through December 31, 2001 MCG was taxed under Subchapter C of the Internal Revenue Code. MCG elected to be a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of its federal corporate income tax return for 2002, which election was effective as of January 1, 2002, and provided MCG continues to qualify as a RIC, its income generally will not be subject to Federal taxation to the extent such income is distributed to stockholders. The Company will be subject to U.S. federal income taxes on pre-January 1, 2012 sales of investments for which the fair value was in excess of MCG’s tax basis as of January 1, 2002, which approximated $2,788. Prior to conversion to a business development company, deferred tax assets and liabilities were determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and were measured at the enacted rates that will be in effect when these differences reverse.

Upon conversion to a business development company, all deferred tax assets and liabilities were eliminated, except those related to built-in gains and those that were expected to reverse during the one-month period ended December 31, 2001. Deferred tax liabilities of $989 at December 31, 2004 represent taxes on built-in gains on equity investments and are included in other liabilities in the consolidated financial statements.

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

Segments

The Company lends to and invests in customers in various sectors of the communications, information services, media, technology, software and business services industry sectors. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

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

As a business development company, all investments, including all derivative investments, are carried at fair value.

Goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, the Company adopted the provisions of FAS 142 and ceased amortization of goodwill. The adoption of FAS 142 did not have a material impact on the Company’s financial position or results of operations. In accordance with FAS 142, the Company has tested its intangible assets with indefinite lives for impairment and determined that there was no impairment. As of December 31, 2004 and December 31, 2003, the balance of goodwill was $6,224 and $5,717, respectively and is included in Other assets on the Consolidated Balance Sheets. The amount of amortization that would have been recorded had the Company not adopted FAS 142 would have been $450 and $323 for the years ended December 31, 2004 and 2003, respectively.

Reclassifications

Certain prior period information has been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R will not have a material impact on the Company’s consolidated financial position and consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See stock-based compensation plans in Note E.

Note B—Investments

At December 31, 2004 and 2003, investments consisted of the following:

	2004		2003
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$767,282	$760,489	$615,253	$605,551
Investments in equity securities	131,472	119,911	112,850	93,391
Unearned income	(12,529)	(12,529)	(16,416)	(16,416)

Total	$886,225	$867,871	$711,687	$682,526

MCG’s customer base includes primarily small- and medium-sized private companies in the communications, information services, media and technology software and business services industry sectors. The proceeds of the loans to these companies are generally used for buyouts, growth, acquisitions, liquidity, refinancings and restructurings. In addition, MCG has occasionally made loans to individuals who are principals in these companies where the proceeds are used for or in connection with the operations or capitalization of such companies. The Company’s debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 4% to 14%, a portion of which may be deferred. At December 31, 2004, approximately 84% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 16% were at fixed rates. In addition, approximately 51% of the loan portfolio has floors of between 1.25% and 3% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

At December 31, 2004, approximately 37% of MCG’s loans had detachable warrants or an option to purchase warrants, stock appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. As loan origination fees, MCG received warrants and other equity instruments valued at $2,302 and $11,283 for the year ended December 31, 2004 and 2003, respectively. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. In some cases, some or all of the deferred interest may be used to pay the exercise price on the warrants or option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow us to register the securities after a public offering. We intend to continue to obtain equity and equity-like instruments with similar features from our customers. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations. For the years ended December 31, 2004, 2003 and 2002, the Company converted $6,602, $21,371 and $5,360, respectively, of debt to equity in connection with certain restructurings.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

The composition of MCG’s investments as of December 31, 2004 and 2003 at cost and fair value was as follows excluding unearned income:

	2004		2003
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Senior Debt	$626,703	69.7%	$510,545	70.1%
Subordinated Debt	140,579	15.6	104,708	14.4
Equity	121,892	13.6	99,312	13.6
Warrants to Acquire Equity	9,580	1.1	13,538	1.9
Equity Appreciation Rights	—	0.0	—	0.0

Total	$898,754	100.0%	$728,103	100.0%

	2004		2003
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$619,757	70.4%	$502,183	71.9%
Subordinated Debt	140,732	16.0	103,368	14.7
Equity	106,077	12.1	73,467	10.5
Warrants to Acquire Equity	13,432	1.5	19,584	2.8
Equity Appreciation Rights	402	0.0	340	0.1

Total	$880,400	100.0%	$698,942	100.0%

Set forth below are tables showing the composition of MCG’s portfolio by industry sector (excluding unearned income) at cost and fair value as of December 31, 2004 and 2003:

	2004		2003
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Media
Newspaper	$168,844	18.8%	$250,895	34.5%
Publishing	109,939	12.2	102,045	14.0
Broadcasting	85,964	9.6	45,790	6.3
Other Media	31,750	3.5	—	0.0
Telecommunications	206,829	23.0	201,272	27.6
Information Services	73,893	8.2	64,871	8.9
Technology(a)	62,758	7.0	41,282	5.7
Other Diversified Sectors(b)	158,777	17.7	21,948	3.0

Total	$898,754	100.0%	$728,103	100.0%

(a)	Includes software and business services industry sectors.
(b)	No individual sector within this category exceeds 3% of the total portfolio.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

	2004		2003
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$169,948	19.3%	$251,143	35.9%
Publishing	84,144	9.6	84,432	12.1
Broadcasting	84,397	9.6	44,487	6.4
Other Media	31,750	3.6	—	0.0
Telecommunications	191,363	21.7	192,872	27.5
Information Services	96,030	10.9	65,509	9.4
Technology(a)	63,515	7.2	38,958	5.6
Other Diversified Sectors(b)	159,253	18.1	21,541	3.1

Total	$880,400	100.0%	$698,942	100.0%

(a)	Includes software and business services industry sectors.
(b)	No individual sector within this category exceeds 3% of the total portfolio.

At December 31, 2004, there were $2,045 of loans greater than 60 days past due and $16,003 of loans on non-accrual status. At December 31, 2003, there were $4,175 of loans greater than 60 days past due and $14,617 of loans on non-accrual status. At December 31, 2002, there were $21,527 of loans greater than 60 days past due and $42,703 of loans on non-accrual status.

Note C—Borrowings

MCG borrows indirectly through credit facilities maintained by its subsidiaries. MCG’s wholly owned subsidiary, MCG Finance III, LLC, has a $265,200 term funding securitization agreement under MCG Commercial Loan Trust 2001-1, arranged by Wachovia Securities. In addition, MCG’s wholly owned subsidiary, MCG Finance IV, LLC has a $397,700 term funding securitization agreement under MCG Commercial Loan Trust 2004-1, arranged by UBS AG and MCG’s wholly owned subsidiary, MCG Finance V, LLC has a $150,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The material terms of these facilities are outlined below.

On September 30, 2004, MCG completed a $397,700 term debt securitization. In addition to funding continued growth, the proceeds from the transaction were used to repay all of the outstanding borrowings under the Company’s $200,000 secured warehouse facility, MCG Commercial Loan Trust 2003-1, with UBS AG and all of the outstanding borrowings under its $115,000 revolving credit facility with Wachovia Bank, National Association. In connection with these repayments, MCG terminated these two facilities. In addition, on September 10, 2004, MCG entered into a $25,000 senior secured credit facility with Bayerische Hypo-und Vereinsbank, AG and on November 10, 2004, it established a $150,000 warehouse financing facility funded through Three Pillars Funding LLC.

Commercial Loan Funding Trust Facility. On November 10, 2004, MCG established, through MCG Commercial Loan Funding Trust, a $150,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold to the trust by MCG Capital. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating,

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

agency rating and sector diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Advances under the facility bear interest based on a commercial paper rate plus 1.15% and interest is payable monthly. The facility is scheduled to terminate on November 7, 2007, but may be extended under certain circumstances. There was no balance outstanding under this facility at December 31, 2004.

Term Securitization 2004-1. On September 30, 2004, MCG established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397,700 of loans, however as of December 31, 2004 only $354,986 of loans had been funded. There is an additional $40,989 of cash held by the trustee as of December 31, 2004 to be used by the 2004-1 Trust to purchase additional loans from MCG within 150 days of closing. The facility is secured by all of the 2004-1 Trust’s commercial loans, cash held for investment, and any loans subsequently sold to the 2004-1 Trust, which as of December 31, 2004 totaled $406,044. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2 and Class B Notes. The Class A-1 Notes, Class A-2 Notes and Class B Notes are scheduled to be repaid as MCG receives principal collections on the underlying collateral.

The 2004-1 Trust issued $250,500 of Class A-1 Notes rated Aaa/AAA, $31,500 of Class A-2 Notes rated Aa1/AAA, and $43,500 of Class B Notes rated A2/A as rated by Moody’s and Fitch, respectively. As of December 31, 2004 $325,500 of the Series 2004-1 Notes were outstanding. The Series 2004-1 Class A-1 Notes, Class A-2 Notes and Class B Notes bear interest of LIBOR plus 0.43%, 0.65%, and 1.30%, respectively.

Senior Secured Credit Facility. On September 10, 2004, MCG entered into a $25,000 senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank, A.G. and in February 2005, MCG increased the aggregate available loan amount under the facility to $50,000. New advances under the credit facility are at the discretion of the lender. The credit facility expires on September 10, 2005 and bears interest at LIBOR plus 2.00% or the prime rate plus 0.50%. The credit facility is secured by a first priority security interest in MCG Capital Corporation’s tangible and intangible assets subject to certain excluded collateral and certain permitted other liens. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity and a negative pledge. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. As of December 31, 2004, MCG had $25,000 outstanding under the credit facility and in February 2005, MCG increased the amount outstanding under this facility to $35,000.

Warehouse Credit Facility. On January 29, 2004, MCG’s wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200,000 secured warehouse credit facility with an affiliate of UBS AG. MCG used the warehouse credit facility to fund its origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, which it securitized using an affiliate of the lender as the exclusive structurer and underwriter or placement agent. Advances under the credit facility bore interest at LIBOR plus 0.50%. The warehouse credit facility operated much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. On September 30, 2004, MCG paid off the warehouse credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility.

Term Securitization 2001-1. On December 27, 2001, MCG established the MCG Commercial Loan Trust 2001-1 (the “2001-1 Trust”), which issued two classes of Series 2001-1 Notes. The facility is secured by all of the 2001-1 Trust’s commercial loans which were contributed by MCG and totaled $194,263 as of December 31,

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

2004 and $247,490 as of December 31, 2003. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as MCG receives principal collections on the underlying collateral.

The 2001-1 Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A as rated by Standard & Poor’s, Moody’s and Fitch, respectively. As of December 31, 2004, $81,537 of Class A Series 2001-1 Notes and $35,363 of Class B Series 2001-1 Notes were outstanding and as of December 31, 2003 $137,777 of Class A Series 2001-1 Notes and $35,363 of Class B Series 2001-1 Notes were outstanding. The Series 2001-1 Class A Notes bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Notes bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

Revolving Credit Facility. As of June 1, 2000, MCG, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allowed MCG to issue up to $200,000 of Series 2000-1 Class A Notes (the “Series 2000-1 Notes” or “Series 2000-1 Class A Asset Backed Securities”). On February 12, 2004, the Revolving Credit Facility was amended to, among other things, reduce MCG’s borrowing capacity from $200,000 to $130,000 and reduce the interest rate from a commercial paper rate plus 3.0% to LIBOR plus 1.5%.

On September 30, 2004, MCG paid off the revolving credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility. As of December 31, 2003, there were $130,991 of the Series 2000-1 Notes outstanding with one investor. As of December 31, 2003, MCG had no notes outstanding under a swingline credit facility (the “Swingline Notes”), which was part of the Revolving Credit Facility, that allowed MCG to borrow up to $25,000 as part of the $200,000 total facility limit for a period of up to four days. The Revolving Credit Facility was secured by $194,308 of commercial loans as of December 31, 2003.

Each debt facility except the Senior Secured Credit Facility are funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Borrowing repayments based on the contractual principal collections of the loans which comprise the collateral would be:

2005	$82,805
2006	68,855
2007	118,323
2008	53,671
2009 and thereafter	143,746

Total	$467,400

Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

Amounts outstanding under the Warehouse Credit Facility, Trust Notes, Revolving Credit Facility, and the Senior Secured Credit Facility as of December 31, 2004 and December 31, 2003 by interest rate benchmark were as follows:

	2004	2003
90-day LIBOR	$467,400	$173,140
Commercial Paper Rate	—	130,991

	$467,400	$304,131

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

The following is a summary of the borrowings for the years ended December 31, 2004, 2003 and 2002:

(dollars in thousands)	Maximum Outstanding	Average Outstanding	Weighted Average Interest Rate(a)	Interest Rate at Period-End
As of December 31, 2004 and the year then ended
Term Securitization 2004-1	$325,500	$81,835	2.6%	2.6%
Trust Notes	173,140	137,858	2.3	3.0
Revolving Credit Facility	130,991	82,980	3.0	—
Warehouse Credit Facility	96,427	30,784	1.9	—
Senior Secured Credit Facility	25,000	7,445	4.1	4.5
Swingline Notes	—	—	—	—
Commercial Loan Funding Trust	—	—	—	—

As of December 31, 2003 and the year then ended
Trust Notes	$240,120	$192,616	2.1%	2.0%
Revolving Credit Facility	148,325	137,182	3.4	4.3
Swingline Notes	—	—	—	—

As of December 31, 2002 and the year then ended
Trust Notes	265,223	251,957	2.6%	2.6%
Revolving Credit Facility	124,126	73,539	3.3	2.8
Swingline Notes	22,900	773	2.8	—

(a)	Excludes deferred financing cost amortization.

Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans the Company may leverage as collateral, the unused amount under the Commercial Loan Funding Trust totaled $150,000 and $0 and the Revolving Credit Facility totaled $0 and $69,009 at December 31, 2004 and December 31, 2003, respectively.

For all of the above borrowings, the fair value of the borrowings approximates cost.

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

The following table summarizes our dividends declared as of December 31, 2004:

Date Declared	Record Date	Payment Date	Amount
October 29, 2004	November 19, 2004	January 27, 2005	$0.42
July 28, 2004	August 20, 2004	October 28, 2004	0.42
April 22, 2004	May 7, 2004	July 29, 2004	0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42
December 16, 2003	December 31, 2003	January 29, 2004	0.42
August 6, 2003	August 18, 2003	October 30, 2003	0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$5.95

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

A return of capital for federal income tax purposes, which MCG calls a tax return of capital, of $0.53 per share and $0.25 per share occurred with respect to the fiscal years ended December 31, 2004 and 2003,

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

respectively. Each year a statement on Form 1099-DIV identifying the source of the dividend (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to MCG’s stockholders. To the extent our taxable earnings fall below the total amount of MCG’s dividends for that fiscal year, a portion of those dividend distributions may be deemed a tax return of capital to MCG’s stockholders.

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

Note E—Employee Benefit Plans

MCG sponsors a contributory savings plan (“The Plan”). The Plan allows all full-time and part-time employees who work at least one thousand hours per year to participate beginning on the first day of the calendar quarter following an employee’s date of hire. MCG matches a portion of the contribution made by employees, which is based upon a percent of defined compensation, to the savings plan. Expenses related to the Plan were $692, $468, and $467 for the years ended December 31, 2004, 2003, and 2002, respectively.

During 2000, MCG created a deferred compensation plan for key executives that would allow eligible employees to defer a portion of their salary and bonuses to an unfunded deferred compensation plan managed by MCG. Contributions to the plan earn interest at a rate of 2.00% over MCG’s internal cost of funds rate, as defined by the plan. The plan was effective January 1, 2001. There were $166, $97 and $98 of contributions to the plan during the years ended December 31, 2004, 2003 and 2002, respectively.

Note F—Income Taxes

Through December 31, 2001 the Company was taxed under Subchapter C of the Internal Revenue Code. Effective January 1, 2002 the Company elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. The Company’s taxable income therefore generally will not be subject to Federal taxation to the extent such taxable income is distributed to stockholders and we annually meet certain qualification and minimum distribution requirements.

Deferred income taxes prior to conversion to a business development company reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes subsequent to conversion to a business development company reflect taxes on built-in gains on equity investments, which amounted to $989, $1,049 and $1,085 at December 31, 2004, 2003 and 2002, respectively.

The tax cost basis of our investments as of December 31, 2004 and 2003 approximates the book cost basis. In addition, the components of stockholders’ equity on a tax basis are not materially different from components of stockholders’ equity on a book basis for the years ended December 31, 2004 and 2003.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

The following reconciles net income to taxable income for periods after January 1, 2002:

	Year Ended December 31,
	2004	2003	2002
Net income	$47,647	$41,975	$3,215
Net change in unrealized (appreciation) depreciation on investments not taxable	(10,807)	(13,960)	31,919
Long term incentive compensation not deductible for tax	6,397	6,347	6,627
Interest income on nonaccrual loans that is taxable	3,789	2,262	4,371
Dividends to employees treated as compensation	(700)	(1,131)	(1,233)
Amortization of goodwill not allowed by generally accepted accounting principles	(361)	(361)	(361)
Dividend income accrued but not received	(5,305)	—	—
Taxable income from pass-thru entities	2,952	—	—
Other, net	609	(86)	29

Taxable income before deductions for distributions	$44,221	$35,046	$44,567

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2004, 2003 and 2002 were taxable as follows (unaudited):

	2004		2003		2002
Dividends declared during the year	$1.68		$1.65		$1.76
Dividends declared in 2002 but treated as taxable in 2003 as required by the Internal Revenue Code	—		0.18		(0.18)
Dividends declared in 2003 but treated as taxable in 2004 as required by the Internal Revenue Code	0.42		(0.42)		—
Dividends declared in 2004 but treated as taxable in 2005 as required by the Internal Revenue Code	(0.42)		—		—
Dividends declared in 2001 to distribute E&P that were paid and taxable in 2002	—		—		0.86

Dividends paid for tax purposes	$1.68		$1.41		$2.44

Ordinary income (a)	1.09	64.6%	1.03	72.8%	2.44	100.0%
Capital gains (a)	0.06	3.7	0.13	9.5	—	—
Return of capital (b)	0.53	31.7	0.25	17.7	—	—

Total reported on tax Form 1099-DIV (c)	$1.68	100.0%	$1.41	100.0%	$2.44	100.0%

(a)	For 2004 and 2003, ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and capital gains are reported on Form 1099-DIV in various sub-categories which have differing tax treatments to shareholders. Those subcategories have not been shown here.
(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.
(c)	Distributions for 2002 include both the distribution of our taxable earnings and profits as required for companies who convert from subchapter C corporations to subchapter M corporations as well as the distribution of our taxable income for 2002. In addition, the 2002 distributions include $0.24 per share of the $0.42 per share paid on January 30, 2003 as required by the Internal Revenue Code.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Distributions to stockholders in 2004, on a tax basis, were $43,206 of ordinary income, $2,491 of capital gain, and $21,188 of return of capital.

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

The balance of unused commitments to extend credit was $29,444 and $24,385 at December 31, 2004 and 2003, respectively. The estimated fair value of these commitments reflects the amount MCG would have to pay a counterparty to assume these obligations and was $147 and $122 at December 31, 2004 and 2003, respectively. These amounts were estimated as the amount of fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties.

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

Certain premises are leased under agreements which expire at various dates through 2013. Total rent expense amounted to $1,725, $1,414, and $756 during the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum rental commitments as of December 31, 2004 for all non-cancelable operating leases with initial or remaining terms of one year or more were as follows:

2005	$1,641
2006	1,675
2007	1,634
2008	1,664
2009 and thereafter	6,792

Total	$13,406

The Company is also a party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Note H—Concentrations of Credit Risk

MCG’s customers are primarily small- and medium-sized companies in the communications, information services, media, technology, software and business services industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value often is vested in intangible assets and intellectual property.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

The largest customers vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several customers. At December 31, 2004, MCG’s ten largest customers represented approximately 39.2% of the total fair value of its investments. The Company had two investments that represent 5% or more of the fair value of its investments at December 31, 2004, Bridgecom Holding, Inc., which represented approximately 7.4% of the fair value of MCG’s investments, and Superior Publishing Corporation, which represented 5.8% of the fair value of MCG’s investments. At December 31, 2003, MCG’s ten largest customers represented approximately 40.1% of the total fair value of its investments. The Company had one investment that represented 5% or more of the fair value of its investments at December 31, 2003, Superior Publishing Corporation, which represented 8.1%.

Note I—Employee Stock Plans

In June 1998, MCG authorized a stock-based compensation plan (the “1998 Plan”). Since the exercise prices for the stock options were at least equal to the fair value of the stock on the date of grant, no compensation expense has been recognized for the 1998 Plan. If compensation expense for the 1998 Plan had been determined based on the fair value at the grant date, consistent with the method in SFAS No. 123, on a pro forma basis, MCG’s net income would have been unchanged for the years ended December 31, 2004, 2003 and 2002. Basic earnings per share would have been unchanged at $1.16 for the year ended December 31, 2004, $1.28 for the year ended December 31, 2003, and unchanged at $0.11 for the year ended December 31, 2002. Diluted earnings per share would have been unchanged at $1.15 for the year ended December 31, 2004, $1.28 for the year ended December 31, 2003, and unchanged at $0.11 for the year ended December 31, 2002.

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

With respect to 67,441 of the total shares of restricted stock, all forfeiture conditions lapsed as of the date of the IPO.

With respect to the 1,539,851 shares of restricted common stock granted to employees and directors in 2001, the following table sets forth the shares subject to forfeiture provisions, shares for which forfeiture provisions have lapsed and shares that have been forfeited:

	2004	2003	2002
Shares subject to forfeiture provisions	510,114	970,145	1,192,689
Shares not subject to forfeiture provisions	984,219	528,804	311,514
Shares forfeited	45,518	40,902	35,648

	1,539,851	1,539,851	1,539,851

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

For the restricted common stock for which no return-based criteria apply, compensation expense, equal to the value of the shares at the grant date, is being recorded over the term of the forfeiture provisions. In addition, dividends on all shares that serve as collateral for the notes described above will be recorded as compensation expense until such time as the loans are repaid or the shares are released as collateral. For the years ended December 31, 2004, 2003 and 2002, MCG recognized $11,683, $6,347 and $6,627, respectively, in compensation expense for restricted stock and dividends, including those shares granted to directors.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

During the first quarter of 2004, as part of our review of executive compensation, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers through their respective amended and restated restricted stock agreements. As a result, we recorded additional paid-in-capital and unearned compensation—restricted stock of $11,570 and $(11,570), respectively, and we also recorded long-term incentive compensation expense of $5,770 for 2004, including $4,003 during the first quarter. The remainder of the compensation expense related to these shares will be amortized over the remaining service period. The net effect of these modifications was to decrease stockholders’ equity by $5,770 for the year, including $4,003. MCG’s total stock compensation expense would not have changed if SFAS No. 123 “Accounting for Stock-Based Compensation” was applied.

In addition, our compensation committee agreed to allow the restrictions on certain shares of restricted stock to lapse. As a result, the Tier I and Tier II shares held by certain of our executive officers will vest immediately upon full repayment of the loans that are secured by the restricted stock. As of December 31, 2004, one of these executives had repaid these loans and, therefore, there was $38 additional expense recorded during 2004 related to these modifications.

Note J—Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2004, 2003, and 2002:

	Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Basic
Net income	$47,647	$41,975	$3,215
Weighted average common shares outstanding	41,244	32,715	28,539
Earnings per common share-basic	$1.16	$1.28	$0.11
Diluted
Net income	$47,647	$41,975	$3,215
Weighted average common shares outstanding	41,244	32,715	28,539
Dilutive effect of stock options and restricted stock on which forfeiture provisions have not lapsed	54	24	31

Weighted average common shares and common stock equivalents	41,298	32,739	28,570
Earnings per common share-diluted	$1.15	$1.28	$0.11

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

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note K—Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters ended with the quarter ended December 31, 2004. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2004
(in thousands, except per share amounts)	Qtr 1(a)	Qtr 2	Qtr 3	Qtr 4
Operating income	$22,205	$22,784	$24,837	$23,291
Net operating income before investment gains and losses	9,841	12,474	13,896	8,879
Net income	2,097	17,643	8,803	19,104
Earnings per common share—basic and diluted	$0.06	$0.44	$0.21	$0.43

	2003
(in thousands, except per share amounts)	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Operating income	$18,539	$19,636	$19,904	$22,611
Net operating income before investment gains and losses	10,946	11,684	11,740	13,225
Net income	8,897	8,989	9,913	14,176
Earnings per common share—basic and diluted	$0.30	$0.30	$0.30	$0.38

(a)	The results for the first quarter of 2004 were impacted by the expense associated with modifications made to forfeiture restrictions on certain shares of restricted stock previously granted to employees. See Note I to the Consolidated Financial Statements.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note L—Financial Highlights

Following is a schedule of financial highlights for the years ended December 31, 2004, 2003, and 2002:

	Year Ended December 31,
	2004	2003	2002
Per Share Data:
Net asset value at beginning of period(a)	$11.98	$11.56	$12.46
Net operating income before investment gains and losses(b)	1.10	1.45	1.57
Net realized losses on investments(b)	(0.20)	(0.60)	(0.34)
Net change in unrealized appreciation on investments(b)	0.26	0.43	(1.12)

Net income	1.16	1.28	0.11
Dividends declared	(1.68)	(1.65)	(1.76)
Antidilutive effect of stock offering on distributions	0.10	0.23	0.08
Antidilutive effect of distributions recorded as compensation expense(b)	0.06	0.06	0.09

Net decrease in stockholders’ equity resulting from distributions	(1.52)	(1.36)	(1.59)
Net increase in stockholders’ equity resulting from reduction in employee loans	0.01	0.01	0.03
Issuance of shares	3.13	3.06	4.29
Dilutive effect of share issuances and unvested restricted stock	(2.77)	(2.68)	(3.88)
Net increase in shareholders’ equity from restricted stock amortization(b)	0.23	0.11	0.14

Net increase in stockholders’ equity relating to share issuances	0.60	0.50	0.58

Net asset value at end of period(a)	$12.22	$11.98	$11.56

Per share market value at end of period	$17.13	$19.59	$10.77
Total return(c)	(3.98)%	97.21%	(27.13)%
Shares outstanding at end of period	45,342	38,732	31,259
Ratio/Supplemental Data:
Net assets at end of period	$554,213	$463,950	$361,250
Ratio of operating expenses to average net assets (annualized)	9.43%	8.31%	8.56%
Ratio of net operating income to average net assets (annualized)	8.85%	11.95%	11.91%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.
(c)	For 2004, total return equals the decrease of the ending market value over the December 31, 2003 price of $19.59 per share plus dividends paid ($1.68 per share), divided by the beginning price. For 2003, total return equals the increase of the ending market value over the December 31, 2002 price of $10.77 per share plus dividends paid ($1.65 per share), divided by the beginning price. For 2002, total return equals the decrease of the ending market value over the December 31, 2001 price of $17.80 per share plus dividends paid ($2.20 per share), divided by the beginning price. Total return is not annualized.

Note M—Subsequent Events

In January 2005, one of the Company’s majority-owned controlled portfolio companies, Bridgecom Holdings, Inc. (“Bridgecom”) completed a merger with Broadview Networks, Inc. (“Broadview”). As part of this transaction, the Company increased its investment by approximately $10 million. However, the Company’s

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

ownership in the new merged entity decreased to below 50 percent and therefore Bridgecom is no longer a majority-owned portfolio company. As of December 31, 2004 the Company had debt and equity securities of Bridgecom with a total fair value of $65,054 and unrealized appreciation of $497. In connection with this transaction, the Company expects to record a realized gain of approximately $497 during the first quarter of 2005 and expects this realized gain to be fully offset by the reversal of the related unrealized appreciation. As of December 31, 2004, there was approximately $1,662 of unearned income associated with this investment that we expect to recognize in connection with this transaction.

In connection with the merger between Bridgecom and Broadview, the Company exchanged certain preferred stock securities of Bridgecom with a fair value of approximately $41,420 for preferred stock securities of the combined entity which entitles the Company to a preferred claim of approximately $90,000, plus dividends which will accumulate at an annual rate of 12% on the Company’s preferred claim. The Company expects to recognize these dividends as income on a quarterly basis; however, the Company’s ability to record income related to these accumulating dividends will be dependent upon the performance of the combined entity.

In February 2005, one of the Company’s majority-owned controlled portfolio companies, Corporate Legal Times, LLC (“Corporate Legal Times”), was sold. As of December 31, 2004 the Company had debt and equity securities of Corporate Legal Times with a total fair value of $6,044 and unrealized depreciation of $338. In connection with this transaction, the Company expects to record a realized loss of $338 and expects this realized loss to be fully offset by the reversal of the related unrealized depreciation.

On February 8, 2005, two of MCG’s portfolio companies, IDS Telecom, LLC and Cleartel Communications, Inc., entered into an asset purchase agreement whereby Cleartel Communications will acquire IDS Telecom. The merger is expected to close in the second quarter of 2005 and is subject to regulatory approvals and other closing conditions. Given the conditions to closing, there can be no assurance as to the timing of close or that the transaction will close.

In February 2005, one of the Company’s non majority-owned controlled portfolio companies, Creatas, L.L.C. (“Creatas”), signed an agreement to be acquired by Jupitermedia Corporation, a publicly held corporation. The Company expects this transaction to close during the first quarter of 2005. The consideration to be paid by Jupitermedia Corporation is a combination of cash and approximately 865,000 shares of Jupitermedia Corporation common stock. As of December 31, 2004, the Company had Creatas debt and equity securities with a total fair value of $42,742 and unrealized appreciation of $22,138. This value approximates the value of the consideration the Company would receive in this transaction as of the date the agreement was signed, at which time Jupitermedia Corporation’s common stock was trading at a price of $17.26 per share. The actual realized gain or loss on this transaction will be based on the value of the consideration paid at the date of closing, which is subject to market fluctuations in Jupitermedia Corporation’s common stock. To the extent the value of Jupitermedia Corporation’s common stock changes between the date the agreement was signed and the date the transaction closes or thereafter, it will have an impact on the Company’s results of operations in future periods. On March 1, 2005, the closing price of Jupitermedia Corporation’s common stock was $13.74 per share, which would equate to a loss of approximately $2,900. The total change in value of the consideration from the date of the agreement to the date of closing, which may be more or less than $2,900, will be reflected in the Company’s results of operations of 2005.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a.    Controls and Procedures

1.	Disclosure Controls and Procedures.

As of the end of the period covered by this report, MCG carried out an evaluation, under the supervision and with the participation of MCG’s management, including MCG’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of MCG’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that MCG’s current disclosure controls and procedures are effective in timely alerting them of material information relating to MCG that is required to be disclosed by MCG in the reports it files or submits under the Securities Exchange Act of 1934.

2.	Internal Control Over Financial Reporting

a.	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, as stated in their report which is included in this Annual Report on Form 10-K.

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, an independent registered public accounting firm, thereon are set forth under the headings “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” in this Annual Report.

b.	Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report concurring with management’s assessment, which is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

c.	Changes in Internal Control Over Financial Reporting

There have been no changes in MCG’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, MCG’s internal control over financial reporting.

Item 9b.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information with respect to our executive officers is contained under the captions “Proposal I : Election of Directors”, “—Section 16(a) Beneficial Ownership Reporting Compliance” “—Committees of the Boards of Directors” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http://www.mcgcapital.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics in a Form 8-K.

Item 11.    Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Proposal I : Election of Directors—Compensation of Executive Officers and Directors” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Upon our election to be regulated as a business development company, the Company terminated its stock option plan and the option grants made thereunder and issued 1,539,851 shares of its common stock, which are restricted, to its employees and directors under its restricted stock plan. 339,144 shares of the restricted stock were purchased by certain executive officers and employees at a per share price of $17.00. As of December 31, 2004, 510,114 shares of the restricted stock were subject to various time and performance based forfeiture provisions. There are no additional shares available for issuance under our restricted stock plan. See Note I to our Notes to Consolidated Financial Statements for a further discussion of our restricted stock plan. For purposes of calculating earnings per common share, certain shares of restricted common stock are not included. See Note J to our Notes to Consolidated Financial Statements for a further discussion.

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

Item 13.    Certain Relationships and Related Transactions

The information with respect to certain relationships and related transactions is contained under the caption “Proposal I : Election of Directors—Certain Relationships and Transactions” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Annual Report by reference in response to this item.

Item 14.    Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Audit Committee Report” and “Proposal II : Ratification of Selection of Independent Auditors” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.	The following financial statements are filed herewith
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity from December 31, 2001 through 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Consolidated Schedule of Investments as of December 31, 2004
Consolidated Schedule of Investments as of December 31, 2003
Notes to Consolidated Financial Statements
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 filed with MCG Capital’s Form 10-K for the year ended December 31, 2002).

4.1

Specimen Common Stock Certificate (Incorporated by reference to Exhibit D.1 to Pre-effective Amendment No.2 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 1, 2001).

10.1

Third Amended and Restated Registration Rights Agreement by and among MCG Capital Corporation and certain stockholders (Incorporated by reference to Exhibit 10.1 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.2

Sale and Servicing Agreement among MCG Master Trust, MCG Finance Corporation II and MCG Capital Corporation (formerly MCG Credit Corporation), dated as of June 1, 2000, as amended by Amendment No. 1, dated as of September 1, 2000, Amendment No. 2, dated as of June 6, 2001 (Incorporated by reference to Exhibit f.1 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001), Amendment No. 3, dated as of May 20, 2002 (Incorporated by reference to Exhibit f.1 to Pre-Effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 [File No. 333-86286] filed with the Securities and Exchange Commission on May 21, 2002), and Amendment No. 4, dated as of July 8, 2002 (Incorporated by reference to Exhibit 10.2 filed with MCG Capital’s Form 10-Q for quarter ended June 30, 2002).

10.3

Note Purchase Agreement among MCG Master Trust, MCG Capital Corporation (formerly MCG Credit Corporation), Variable Funding Capital Corporation, and Wachovia Corporation (formerly First Union Securities, Inc.), dated as of June 1, 2000, as amended by Amendment No. 1, effective as of June 6, 2001 (Incorporated by reference to Exhibit f.2 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001), Amendment No. 2, dated as of May 20, 2002 (Incorporated by reference to Exhibit f.2 to Pre-Effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 [File No. 333-86286] filed with the Securities and Exchange Commission on May 21, 2002), and Amendment No. 3, dated as of July 8, 2002 (Incorporated by reference to Exhibit 10.3 filed with MCG Capital’s Form 10-Q for quarter ended June 30, 2002).

10.4

Guaranty, dated as of June 16, 2000 (Incorporated by reference to Exhibit f.3 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.5

Trust Agreement between MCG Finance Corporation II and Wilmington Trust Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit f.4 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.6

Trust Certificate, dated as of June 16, 2000 (Incorporated by reference to Exhibit f.5 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.7

MCG Master Trust Class A Note issued to Variable Funding Capital Corporation, dated as of June 16, 2000 (Incorporated by reference to Exhibit f.6 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

Exhibit Number	Description of Document

10.8

MCG Master Trust Class B Note issued to MCG Finance Corporation II, dated as of June 16, 2000 (Incorporated by reference to Exhibit f.7 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.9

Indenture by and between MCG Master Trust and Norwest Bank Minnesota, National Association, dated as of June 1, 2000 (Incorporated by reference to Exhibit f.8 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.10

Series 2000-1 Terms Supplement to the Indenture dated as of June 1, 2000 between MCG Master Trust and Norwest Bank Minnesota, N.A., as amended by Amendment No. 1, dated as of June 6, 2001 (Incorporated by reference to Exhibit f.9 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001), Amendment No. 2, dated as of May 20, 2002 (Incorporated by reference to Exhibit f.9 to Pre-Effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 [File No. 333-86286] filed with the Securities and Exchange Commission on May 21, 2002), and Amendment No. 3, dated as of July 8, 2002 (Incorporated by reference to Exhibit 10.10 filed with MCG Capital’s Form 10-Q for quarter ended June 30, 2002).

10.11

Commercial Loan Sale Agreement between MCG Capital Corporation and MCG Finance Corporation II, dated as of June 1, 2000 (Incorporated by reference to Exhibit f.10 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.12

Letter Agreement by and among MCG Master Trust, MCG Capital Corporation, (formerly MCG Credit Corporation), Variable Funding Capital Corporation and Wachovia Securities, Inc. (formerly First Union Securities, Inc.), dated as of June 6, 2001 (Incorporated by reference to Exhibit f.11 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.13

Sale and Servicing Agreement by and among MCG Commercial Loan Trust 2001-1, MCG Finance III, LLC, MCG Capital Corporation and Wells Fargo Bank Minnesota, National Association, dated as of December 1, 2001 (Incorporated by reference to Exhibit 10.13 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.14

Note Purchase Agreement among MCG Commercial Loan Trust 2001-1, MCG Capital Corporation, MCG Finance III, LLC and Wachovia Securities, Inc. (formerly First Union Securities, Inc.), dated as of December 19, 2001 (Incorporated by reference to Exhibit 10.14 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.15

Trust Agreement between MCG Finance III, LLC and Wilmington Trust Company, dated as of December 1, 2001 (Incorporated by reference to Exhibit 10.15 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.16	MCG Commercial Loan Trust 2001-1 Trust Certificate, dated as of December 27, 2001 (Incorporated by reference to Exhibit 10.16 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.17	MCG Commercial Loan Trust 2001-1 Class A Note, dated as of December 27, 2001 (Incorporated by reference to Exhibit 10.17 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.18	MCG Commercial Loan Trust 2001-1 Class B Note, dated as of December 27, 2001 (Incorporated by reference to Exhibit 10.18 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description of Document

10.19

MCG Commercial Loan Trust 2001-1 Class C Note issued to MCG Finance III, LLC, dated as of December 27, 2001 (Incorporated by reference to Exhibit 10.19 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.20

Indenture between MCG Commercial Loan Trust 2001-1 and Wells Fargo Bank Minnesota, National Association, dated as of December 1, 2001 (Incorporated by reference to Exhibit 10.20 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.21

Commercial Loan Sale Agreement between MCG Capital Corporation and MCG Finance III, LLC, dated as of December 1, 2001 (Incorporated by reference to Exhibit 10.21 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.22

Stock Purchase Agreement by and between MCG Capital Corporation and FBR Asset Investment Corporation (Incorporated by reference to Exhibit 10.22 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.23

401(k) Plan (Incorporated by reference to Exhibit i.1 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.24

Deferred Compensation Plan (Incorporated by reference to Exhibit i.2 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.25

Dividend Reinvestment Plan (Incorporated by reference to Exhibit e to Pre-effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 1, 2001).

10.26

Form of Restricted Stock Agreement for administrative personnel (Incorporated by reference to Exhibit i.3 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.27

Form of Restricted Stock Agreement for staff professionals (Incorporated by reference to Exhibit i.4 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.28

Form of Restricted Stock Agreement for senior management (Incorporated by reference to Exhibit i.6 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.29

Form of Amended and Restated Restricted Stock Agreement for senior management (Incorporated by reference to Exhibit i.26 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004.

10.30

Amended and Restated Restricted Stock Agreement between the Company and Bryan J. Mitchell, dated March 1, 2004 (Incorporated by reference to Exhibit i.27 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.31

Restricted Stock Agreement between the Company and Robert J. Merrick, dated November 28, 2001 (Incorporated by reference to Exhibit 10.30 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.32

Amended and Restated Restricted Stock Agreement between the Company and B. Hagen Saville, dated March 1, 2004 (Incorporated by reference to Exhibit i.29 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.33

Amended and Restated Restricted Stock Agreement between the Company and Steven F. Tunney, dated March 1, 2004 (Incorporated by reference to Exhibit i.28 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

Exhibit Number	Description of Document

10.34

Form of Restricted Stock Agreement for directors (Incorporated by reference to Exhibit 99.i.7 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.35	Promissory Note issued to Bryan J. Mitchell, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.34 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.36	Promissory Note issued to B. Hagen Saville, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.35 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.37	Promissory Note issued to Steven F. Tunney, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.36 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.38

Form of Promissory Note issued to senior management (Incorporated by reference to Exhibit i.8 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.39

Form of Promissory Note issued to employees (Incorporated by reference to Exhibit i.9 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.40

Pledge Agreement between the Company and Bryan J. Mitchell, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.39 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.41

Pledge Agreement between the Company and B. Hagen Saville, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.40 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.42

Pledge Agreement between the Company and Steven F. Tunney, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.41 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.43

Form of Pledge Agreement between the Company and employee (Incorporated by reference to Exhibit i.10 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.44

Form of Amended and Restated Promissory Note issued to senior management (Incorporated by reference to Exhibit I.10 to Pre-effective Amendment No.2 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 1, 2001).

10.45

Form of Pledge Agreement between the Company and senior management, dated as of June 24, 1998 (Incorporated by reference to Exhibit i.7 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.46	Custodial Agreement between the Company and Riggs Bank, N.A. (Incorporated by reference to Exhibit 10.45 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.48

Employment Agreement between the Company and Robert J. Merrick, dated November 28, 2001 (Incorporated by reference to Exhibit 10.47 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.49

Employment Agreement between the Company and B. Hagen Saville, dated November 28, 2001 (Incorporated by reference to Exhibit 10.48 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description of Document

10.50

Employment Agreement between the Company and Steven F. Tunney, dated November 28, 2001 (Incorporated by reference to Exhibit 10.49 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.51

Deed of Lease by and between Twin Towers II Associates Limited Partnership, as landlord, and MCG Capital Corporation, as tenant, dated as of September 24, 2002 (Incorporated by reference to Exhibit 10.50 filed with MCG Capital’s Form 10-Q for the quarter ended September 30, 2002).

10.52

Amended and Restated Employment Agreement between MCG Capital Corporation and Bryan J. Mitchell dated November 3, 2002 (Incorporated by reference to Exhibit 10.51 filed with MCG Capital’s Form 10-Q for the quarter ended September 30, 2002).

10.53

Omnibus Amendment dated as of December 27, 2001 between MCG Capital Corporation, MCG Finance Corporation II, MCG Master Trust, Wells Fargo Bank, Wilmington Trust Company, Variable Funding Capital Corp., and Wachovia Corporation (formerly First Union Securities, Inc.), to amend certain basic documents in connection with converting MCG Finance Corporation II, a Delaware corporation, to MCG Finance II, LLC, a Delaware Limited Liability Company (Incorporated by reference to Exhibit f.11.1 to Pre-Effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 [File No. 333-86286] filed with the Securities and Exchange Commission on May 21, 2002).

10.54

Letter Agreement, dated as of January 27, 2003, by and among MCG Master Trust, MCG Capital Corporation, Variable Funding Capital Corporation and Wachovia Securities, Inc. regarding waiver of covenant under Note Purchase Agreement, dated June 1, 2000 (as amended), by and among MCG Master Trust, MCG Capital Corporation, Variable Funding Capital Corporation and Wachovia Securities, Inc. (Incorporated by reference to Exhibit 10.53 filed with MCG Capital’s Form 10-K for the year ended December 31, 2002).

10.55

Letter Agreement, dated as of February 14, 2003, by and among MCG Master Trust, MCG Capital Corporation, Variable Funding Capital Corporation and Wachovia Securities, Inc. regarding waiver of covenant under Note Purchase Agreement, dated June 1, 2000 (as amended), by and among MCG Master Trust, MCG Capital Corporation, Variable Funding Capital Corporation and Wachovia Securities, Inc. (Incorporated by reference to Exhibit 10.54 filed with MCG Capital’s Form 10-K for the year ended December 31, 2002).

10.56

Amendment No. 4 to Series 2000-1 Term Supplement, dated February 14, 2003, between MCG Master Trust and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 10.55 filed with MCG Capital’s Form 10-K for the year ended December 31, 2002).

10.57

Omnibus Amendment No. 2, dated as of February 12, 2004, among MCG Capital Corporation, MCG Finance II, LLC, MCG Master Trust, Wells Fargo Bank, National Association (successor by merger to Norwest Bank Minnesota, National Association), Wilmington Trust Company, Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, and Wachovia Bank, National Association (Incorporated by reference to Exhibit f.26 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.58

MCG Capital Corporation Swingline Note issued to Wachovia Bank, National Association (formerly First Union National Bank), dated as of February 12, 2004 (Incorporated by reference to Exhibit f.27 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.59

MCG Master Trust Class A Note issued to Wachovia Bank, National Association, dated as of February 12, 2004 (Incorporated by reference to Exhibit f.28 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

Exhibit Number	Description of Document

10.60

MCG Master Trust Class B Note issued to MCG Finance Corporation II, dated as of February 12, 2004 (Incorporated by reference to Exhibit f.29 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.61

Credit and Warehouse Agreement, dated as of January 29, 2004, among UBS AG, Stamford Branch, MCG Commercial Loan Trust 2003-1 and MCG Capital Corporation (Incorporated by reference to Exhibit f.30 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.62

Trust Agreement between MCG Finance IV, LLC and Wilmington Trust Company, dated as of January 27, 2004 (Incorporated by reference to Exhibit f.31 filed with Pre-Effective Amendment No. 1 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 23, 2004).

10.63

Amended and Restated Credit and Warehouse Agreement, date as of March 11, 2004, among USB AG, Stamford Branch, MCG Commercial Loan Trust 2003-1 and MCG Capital Corporation (Incorporated by reference to Exhibit 10.62 filed with MCG Capital’s Form 10-K for the year ended December 31, 2003).

10.64

Pledge, Security and Custody Agreement by and among MCG Commercial Loan Trust 2003-1, MCG Finance IV, LLC, MCG Capital Corporation, UBS AG, Stamford Branch, and Wells Fargo Bank, National Association, dated as of March 11, 2004 (Incorporated by reference to Exhibit 10.63 filed with MCG Capital’s Form 10-K for the year ended December 31, 2003).

10.65

Master Conveyance Assignment, dated as of March 11, 2004 among MCG Capital Corporation, MCG Finance IV, LLC, and MCG Commercial Loan Trust 2003-1 (Incorporated by reference to Exhibit 10.64 filed with MCG Capital’s Form 10-K for the year ended December 31, 2003).

10.66

Employment Agreement between the Company and Michael R. McDonnell, dated July 14, 2004 (Incorporated by reference to Exhibit 10.65 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2004).

10.67

Revolving Credit and Security Agreement dated as of September 10, 2004 between MCG Capital Corporation and Bayerische Hypo-Und Vereinsbank, AG, New York Branch (Incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K on September 14, 2004).

10.68

Sale and Servicing Agreement by and among MCG Commercial Loan Trust 2004-1, MCG Finance IV, LLC, MCG Capital Corporation and Wells Fargo Bank, National Association, dated as of September 30, 2004 (Incorporated by reference to Exhibit 10.66 filed with MCG Capital’s Form 10-Q for quarter ended September 30, 2004).

10.69

Indenture between MCG Commercial Loan Trust 2004-1 and Wells Fargo Bank, National Association, dated as of September 30, 2004 (Incorporated by reference to Exhibit 10.67 filed with MCG Capital’s Form 10-Q for quarter ended September 30, 2004).

10.70

Sale and Servicing Agreement by and among MCG Capital Corporation, MCG Commercial Loan Funding Trust, Three Pillars Funding, LLC, SunTrust Capital Markets, Inc. and Wells Fargo Bank, National Association, dated as of November 10, 2004 (Incorporated by reference to Exhibit f.37 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-121358] filed with the Securities and Exchange Commission on December 17, 2004).

11	Statement regarding computation of per share earnings is included in Note J to the Company’s Notes to the Consolidated Financial Statements.

21++	Subsidiaries of the Company and jurisdiction of incorporation/organization.

Exhibit Number	Description of Document

31.1++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2++	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3++	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1++	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2++	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3++	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

++	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2005.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

Signature	Title	Date

/s/ BRYAN J. MITCHELL Bryan J. Mitchell	Chief Executive Officer (Principal Executive Officer)	March 4, 2005

/s/ STEVEN F. TUNNEY Steven F. Tunney	Director, President and Chief Operating Officer	March 4, 2005

/s/ MICHAEL R. MCDONNELL Michael R. McDonnell	Chief Financial Officer (Principal Financial Officer)	March 4, 2005

/s/ JOHN C. WELLONS John C. Wellons	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2005

/s/ KENNETH J. O’KEEFE Kenneth J. O’Keefe	Chairman of the Board and Director	March 4, 2005

/s/ JOSEPH H. GLEBERMAN Joseph H. Gleberman	Director	March 4, 2005

/s/ JEFFREY M. BUCHER Jeffrey M. Bucher	Director	March 4, 2005

/s/ WALLACE B. MILLNER Wallace B. Millner	Director	March 4, 2005

/s/ ROBERT J. MERRICK Robert J. Merrick	Director	March 4, 2005

/s/ MICHAEL A. PRUZAN Michael A. Pruzan	Director	March 4, 2005

/s/ KIM D. KELLY Kim D. Kelly	Director	March 4, 2005