Form 10-Q
period 2005-03-31
MCG CAPITAL CORP
filed 2005-05-05
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 4, 2005 was 47,344,927.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

PART I.    FINANCIAL INFORMATION

In this Quarterly Report, the “Company”, “MCG”, “we”, “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

Selected Financial Data

The following table sets forth selected financial data from our unaudited consolidated financial statements. The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements (unaudited) and notes thereto included in this Quarterly Report.

	Three Months Ended March 31,
(dollars in thousands except per share and other data)	2005	2004
Income Statement Data:
Operating income	$28,115	$22,205
Net operating income before investment gains and losses	14,491	9,841
Net income	13,058	2,097

Per Common Share Data:
Earnings per common share—basic and diluted	0.29	0.06
Net operating income before investment gains and losses per common share basic and diluted	0.32	0.26
Net asset value per common share (a)	12.25	11.76
Cash dividends declared per common share	0.42	0.42

Selected Period-End Balances:
Total investment portfolio	$888,563	$684,573
Total assets	1,063,720	767,499
Borrowings	453,824	289,235

Other data (at period-end):
Number of portfolio companies	97	83
Number of employees	116	88

(a)	Based on common shares outstanding at period-end.

Item 1.    Financial Statements (unaudited)

MCG Capital Corporation

Consolidated Balance Sheets (unaudited)

(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$50,826	$82,732
Cash, securitization accounts	108,986	79,473
Cash, restricted	1,965	—
Investments at fair value
Commercial loans, (cost of $778,880 and $767,282, respectively)	769,722	760,489
Investments in equity securities, (cost of $147,758 and $131,472, respectively)	118,841	119,911
Unearned income on commercial loans	(10,735)	(12,529)

Total investments	877,828	867,871
Interest receivable	7,181	5,729
Other assets	16,934	17,706

Total assets	$1,063,720	$1,053,511

Liabilities
Borrowings	$453,824	$467,400
Interest payable	3,029	2,925
Dividends payable	19,044	19,043
Other liabilities	7,889	9,930

Total liabilities	483,786	499,298

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 100,000 shares, 47,343 issued and outstanding on March 31, 2005 and 45,342 issued and outstanding on December 31, 2004	473	453
Paid-in capital	670,877	640,879
Distributions in excess of earnings:
Paid-in Capital	(28,998)	(28,998)
Other	(13,504)	(27,780)
Net unrealized depreciation on investments	(38,075)	(18,354)
Stockholder loans	(4,595)	(4,601)
Unearned compensation—restricted stock	(6,244)	(7,386)

Total stockholders’ equity	579,934	554,213

Total liabilities and stockholders’ equity	$1,063,720	$1,053,511

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$14,234	$12,320
Affiliate investments (5% to 25% owned)	1,377	885
Control investments (more than 25% owned)	8,982	5,284

Total interest and dividend income	24,593	18,489
Advisory fees and other income
Non-affiliate investments (less than 5% owned) and other income	3,237	1,619
Control investments (more than 25% owned)	285	2,097

Total advisory fees and other income	3,522	3,716

Total operating income	28,115	22,205

Operating expenses
Interest expense	4,684	2,103
Employee compensation:
Salaries and benefits	4,756	2,885
Long-term incentive compensation	1,682	5,551

Total employee compensation	6,438	8,436
General and administrative expense	2,502	1,825

Total operating expenses	13,624	12,364

Net operating income before investment gains and losses	14,491	9,841

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	101	1,904
Affiliate investments (5% to 25% owned)	(190)	—
Control investments (more than 25% owned)	18,377	—

Total net realized gains (losses) on investments	18,288	1,904
Net change in unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	955	(3,493)
Affiliate investments (5% to 25% owned)	730	(1,420)
Control investments (more than 25% owned)	(21,406)	(4,735)

Total net change in unrealized appreciation (depreciation) on investments	(19,721)	(9,648)

Net investment gains (losses)	(1,433)	(7,744)

Net income	$13,058	$2,097

Earnings per common share basic and diluted	$0.29	$0.06
Cash dividends declared per common share	$0.42	$0.42
Weighted average common shares outstanding	45,108	37,823
Weighted average common shares outstanding and dilutive common stock equivalents	45,149	37,928

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)

	Common stock		Paid-in Capital	Stock- holder Loans	Unearned Compen- sation— Restricted stock	Distributions in Excess of Earnings		Net Unrealized Depreciation on Investments	Total Stockholders’ Equity
	Shares	Amount				Paid-in Capital	Other
Balance December 31, 2003	38,732	$387	$529,168	$(5,293)	$(4,911)	$(7,811)	$(18,429)	$(29,161)	$463,950
Net income							11,745	(9,648)	2,097
Dividends declared, $0.42 per share:
Distributions from net investment income							(15,695)		(15,695)
Distributions from capital gains
Return of capital distribution
Dividend reinvestment	1	—	28						28
Amortization of restricted stock awards					4,977				4,977
Change in vesting of restricted stock awards			11,570		(11,570)				—
Reduction in employee loans				140					140

Balance March 31, 2004	38,733	$387	$540,766	$(5,153)	$(11,504)	$(7,811)	$(22,379)	$(38,809)	$455,497

Balance December 31, 2004	45,342	$453	$640,879	$(4,601)	$(7,386)	$(28,998)	$(27,780)	$(18,354)	$554,213
Net income							32,779	(19,721)	13,058
Issuance of common shares, net of costs	2,000	20	29,974						29,994
Dividends declared, $0.42 per share:
Distributions from net investment income							(18,503)		(18,503)
Distributions from capital gains									—
Return of capital distribution									—
Dividend reinvestment	1	—	24						24
Amortization of restricted stock awards					1,142				1,142
Change in vesting of restricted stock awards									—
Reduction in employee loans				6					6

Balance March 31, 2005	47,343	$473	$670,877	$(4,595)	$(6,244)	$(28,998)	$(13,504)	$(38,075)	$579,934

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$13,058	$2,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230	191
Amortization of restricted stock awards	1,142	4,977
Amortization of deferred debt issuance costs	640	337
Net realized (gains) losses on investments	(18,288)	(1,904)
Net change in unrealized depreciation (appreciation) on investments	19,721	9,648
Decrease in cash—securitization accounts from interest collections	4,765	1,201
Increase in interest receivable	(1,492)	(97)
(Increase) decrease in accrued payment-in-kind interest and dividends	(3,210)	3,373
Decrease in unearned income	(1,732)	(2,008)
Decrease in other assets	266	(4,127)
Increase (decrease) in interest payable	104	(298)
Increase (decrease) in other liabilities	(1,499)	803

Net cash provided by operating activities	13,705	14,193

Investing activities
Originations, draws and advances on loans	(104,019)	(58,763)
Principal payments on loans	92,840	50,090
Purchase of equity investments	(4,800)	(7,261)
Proceeds from sales of equity investments	7,493	4,281
Purchase of premises, equipment and software	(75)	(186)

Net cash used in investing activities	(8,561)	(11,839)

Financing activities
Net proceeds (payments) from borrowings	23,978	(14,851)
(Increase) decrease in cash—securitization accounts for paydown of principal on debt	(71,834)	7,431
Payment of financing costs	(174)	(1,045)
Dividends paid	(19,044)	(16,267)
Issuance of common stock, net of costs	30,018	28
Repayment of loans to officers/shareholders	6	140

Net cash used in financing activities	(37,050)	(24,564)

Increase in cash and cash equivalents	(31,906)	(22,210)
Cash and cash equivalents at beginning of period	82,732	60,072

Cash and cash equivalents at end of period	$50,826	$37,862

Supplemental disclosures
Interest paid	$3,940	$2,064
Income taxes paid	3	2

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2005

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2005
				Cost	Fair Value
Non-affiliate investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (10.8%, Due 6/11) Subordinated Debt (12.1%, Due 6/11)		$7,130 1,600	$7,130 1,600
Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (9.6%, Due 12/08)		4,000	4,000
Auto Europe, LLC	Equipment Leasing	Senior Debt (11.8%, Due 12/07)		5,207	5,207
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (9.4%, Due 9/11)		5,899	5,899
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (10.8%, Due 3/10)		10,000	10,000
Boucher Communications, Inc. (2)	Publishing	Senior Debt (8.4%, Due 6/07) Stock Appreciation Rights	5.0%	900 —	900 410
Builders First Source, Inc.	Building & Development	Senior Debt (5.4%, Due 8/11)		5,000	5,084
Cambridge Information Group, Inc. (2)	Information Services	Senior Debt (7.3%, Due 6/07-6/10)		19,170	19,170
CCG Consulting, LLC	Business Services	Senior Debt (15.0%, Due 6/05)		1,409	944
		Warrants to purchase Common Stock	21.4%	—	—
CEI Holdings, Inc.	Cosmetics/Toiletries	Subordinated Debt (9.57%, Due 12/11)		2,000	2,015
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (5.1%, Due 7/10)		1,778	1,806
Community Media Group, Inc. (2)	Newspaper	Senior Debt (7.9%, Due 9/10)		23,346	23,346
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (9.6%, Due 6/10)		19,400	19,400
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (12.3%, Due 3/09-6/10)		10,205	10,205
Cruz Bay Publishing, Inc. (2)	Publishing	Senior Debt (10.6%, Due 12/06) Subordinated Debt (14.6%, Due 12/06)		6,390 10,862	6,390 10,862

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2005
				Cost	Fair Value
D&B Towers, LLC	Telecommunications	Senior Debt (12.7%, Due 6/08)		$4,713	$4,713
dick clark productions, Inc.	Broadcasting	Subordinated Debt (18.3%, Due 7/08) Warrants to purchase Common Stock Common Stock (235,700 shares)	5.3% 0.5%	18,238 858 210	18,238 816 84
The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%	88	37
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (8.5%, Due 3/10-9/10) Subordinated Debt (12.0%, Due 3/11)		13,000 8,500	13,000 8,500
GoldenSource Holdings Inc. (2)(12)	Technology	Senior Debt (7.3%, Due 9/08) Warrants to purchase Common Stock	4.2%	17,000 —	17,000 —
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (9.9%, Due 12/12)		5,000	5,019
GCA Services Group, Inc.	Commercial Services	Subordinated Debt (10.9%, Due 11/09)		10,000	10,000
Graycom, LLC (6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	71	106
The Hillman Group, Inc.	Home Furnishings	Senior Debt (5.5%, Due 3/11)		5,940	6,014
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (8.4%, Due 3/11)		4,844	4,709
Hometown Telephone, LLC (6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	—	—
I-55 Internet Services, Inc.	Telecommunications	Senior Debt (16.1%, Due 12/06) Warrants to purchase Common Stock	20.0%	1,913 366	1,913 269
IDS Telcom LLC	Telecommunications	Senior Debt (13.1%, Due 6/06)		18,823	18,823
		Warrants to purchase membership interest in LLC	27.8%	2,693	2,110
Images.com, Inc.	Information Services	Senior Debt (15.1%, Due 12/07)		3,076	3,076

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2005
				Cost	Fair Value
Information Today, Inc. (2)	Information Services	Senior Debt (12.1%, Due 9/08)		$8,022	$8,022
Instant Web, Inc.	Technology	Senior Debt (6.0%, Due 2/11)		5,000	5,063
International Media Group, Inc.	Broadcasting	Senior Debt (7.9%, Due 8/09)		7,960	7,960
Jeffrey A. Stern (6)	Other	Senior Debt (0.0%, Due 4/06)		40	40
Jenzabar, Inc. (2)	Technology	Senior Debt (11.1%, Due 4/09)		12,000	12,000
		Subordinated Debt (18.0%, Due 4/12)		7,244	7,244
		Senior Preferred Stock (5,000 shares)	100.0%	5,419	5,422
		Subordinated Preferred Stock (109,800 shares)	100.0%	1,098	1,098
		Warrants to purchase Common Stock	18.0%	422	1,124
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (6.4%, Due 12/11)		8,375	8,375
Joseph C. Millstone	Telecommunications	Senior Debt (9.1%, Due 7/05)		500	500
Jupitermedia Corporation (10)	Information Services	Common Stock (866,600 shares)	2.6%	12,349	12,788
Knowledge Learning Corporation	Healthcare	Senior Debt (5.4%, Due 1/12)		5,756	5,815
The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt (7.5%, Due 5/05)		9,747	9,747
Lakeland Finance, LLC	Leisure Activities	Senior Debt (6.9%, Due 9/09) Subordinated Debt (11.2%, Due 9/10)		3,029 1,500	3,029 1,500
Le-Nature’s, Inc.	Beverage and Tobacco	Senior Debt (6.7%, Due 6/10)		2,977	3,044
Maidenform, Inc.	Clothing/Textiles	Senior Debt (5.7%, Due 5/10)		4,831	4,904
		Subordinated Debt (10.2%, Due 5/11)		1,808	1,844
Majesco Holdings Inc. (6)	Leisure Goods	Common Stock (3,641 shares)	0.0%	57	30
Managed Health Care Associates, Inc.	Drugs	Senior Debt (8.7%, Due 6/09-6/10)		5,131	5,131

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)		March 31, 2005
					Cost	Fair Value
Metropolitan Telecommunications Holding Company (2)	Telecommunications	Senior Debt (10.7%, Due 10/06) Subordinated Debt (10.7%, Due 10/06)			$13,925 12,328	$13,925 12,328
		Preferred Stock (18,000 shares)	100.0%		2,073	2,129
		Warrants to purchase Common Stock	28.0%		2,805	5,526
MedAssets, Inc.	Healthcare	Senior Debt (7.6%, Due 3/07)			3,461	3,509
		Subordinated Debt (12.9%, Due 3/08)			2,500	2,550
The Meow Mix Company	Food Products	Senior Debt (7.0%, Due 10/09)			3,735	3,744
Michael May	Security Alarm	Senior Debt (12.0%, Due 2/08)			450	450
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (7.6%, Due 3/10-9/10) Subordinated Debt (12.0%, Due 3/11)			14,500 9,000	14,500 9,000
Miles Media Holding, Inc. (2)	Publishing	Senior Debt (12.0%, Due 6/07) Warrants to purchase Common Stock	12.1%		7,161 20	7,161 293
Minnesota Publishers, Inc. (2)	Newspaper	Senior Debt (5.5%, Due 12/09)			14,250	14,250
Monotype Imaging Holdings Corp.(2)	Technology	Senior Debt (6.7%, Due 11/09)			4,800	4,800
MultiPlan, Inc.	Insurance	Senior Debt (5.9%, Due 3/09)			4,028	4,073
Nalco Company	Ecological Services	Senior Debt (5.0%, Due 11/10)			4,162	4,234
New Century Companies, Inc. (6)	Industrial Equipment	Common Stock (160,000 shares) Warrants to purchase Common Stock	2.2 0.4	% %	157 —	24 —
New Vision Broadcasting, LLC (2)	Broadcasting	Senior Debt (9.8%, Due 9/09)			3,170	3,170
nii communications, Inc. (2)	Telecommunications	Senior Debt (14.0%, Due 7/05) Common Stock (100,000 shares)	2.9%		7,857 400	7,857 212
		Warrants to purchase Common Stock	35.5%		1,218	2,325

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)		March 31, 2005
					Cost	Fair Value
OMP, Inc.	Drugs	Senior Debt (8.1%, Due 1/10-1/11)			$8,375	$8,375
PartMiner, Inc. (2)	Information Services	Senior Debt (13.5%, Due 6/09)			6,100	6,100
Powercom Corporation (2)	Telecommunications	Senior Debt (10.0%, Due 12/06) Warrants to purchase Class A Common Stock	22.4%		2,018 278	2,018 121
Professional Paint, Inc.	Chemicals/Plastics	Senior Debt (6.0%, Due 9/10-9/11)			3,413	3,464
R.R. Bowker, LLC (2)	Information Services	Senior Debt (10.0%, Due 12/09)			14,950	14,950
Republic National Cabinet Corporation	Cabinet Maker	Subordinated Debt (13.3%, Due 6/09)			5,000	5,000
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (10.4%, Due 11/09)			12,000	12,000
Sheridan Healthcare, Inc.	Healthcare	Senior Debt (6.0%, Due 11/10)			2,963	3,025
Sterigenics International, Inc.	Healthcare	Senior Debt (6.0%, Due 6/11)			4,963	5,025
Stonebridge Press, Inc. (2)	Newspaper	Senior Debt (7.4%, Due 9/09)			5,207	5,207
SXC Health Solutions, Inc. (2)	Technology	Senior Debt (11.6%, Due 12/10) Common Stock (1,111,111 shares)	1.9%		13,600 1,235	13,600 1,346
Talk America Holdings, Inc. (6)	Telecommunications	Common Stock (215,644 shares) Warrants to purchase Common Stock	0.8 0.7	% %	499 25	1,391 220
Team Express, Inc.	Specialty Retail	Senior Debt (9.2%, 12/09-12/10)			14,625	14,625
		Subordinated Debt (15.0%, Due 6/11)			7,067	7,067
Tippmann Sports, LLC	Leisure Goods	Senior Debt (8.8%, Due 6/09)			7,805	7,805

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2005
				Cost	Fair Value
U. S. I. Holdings Corporation	Insurance	Senior Debt (6.6%, Due 8/08)		$2,992	$3,008
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%	500	—
Waddington North America, Inc.	Containers & Glass	Senior Debt (7.3%, Due 4/11)		4,800	4,664
Wicks Business Information, LLC	Publishing	Unsecured Notes (6.5%, Due 4/06-2/08)		402	402
Wiesner Publishing Company, LLC (2)	Publishing	Senior Debt (10.5%, Due 6/09-12/10)		6,584	6,584
		Subordinated Debt (18.0%, Due 12/10)		4,093	4,093
		Warrants to purchase membership interest in LLC	15.0%	406	1,757
WirelessLines II, Inc.	Telecommunications	Senior Debt (8.0%, Due 4/07)		290	290
Witter Publishing Co., Inc.	Publishing	Senior Debt (10.0%, Due 12/05)		1,278	550
		Warrants to purchase Common Stock	20.0%	146	—
Wyoming Newspapers, Inc. (2)	Newspaper	Senior Debt (10.0%, Due 12/12)		15,000	15,000
Total Non-affiliate investments				611,508	617,222

Affiliate investments (3):
All Island Media, Inc.	Newspaper	Senior Debt (14.0%, Due 9/08)		6,694	6,694
		Common Stock (500 shares)	8.6%	500	500
Interactive Business Solutions, Inc.	Security Alarm	Senior Debt (8.0%, Due 4/06) Common Stock (20 shares)	20.0%	75 550	75 58
On Target Media, LLC	Publishing	Senior Debt (9.1%, Due 9/09)		20,000	20,000
		Subordinated Debt (15.6%, Due 3/10)		10,486	10,486
		Class A LLC Interest	6.8%	1,507	1,502
		Class B LLC Interest	16.9%	—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2005
				Cost	Fair Value
Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (12.4%, Due 12/07)		$12,439	$8,984
		Class A LLC Interest	12.8%	564	—
		Warrants to purchase Class B LLC interest	100.0%	—	—
ViewTrust Technology, Inc. (6)	Technology	Common Stock (75 shares)	7.5%	1	3
Total Affiliate investments				52,816	48,302
Control investments: Non-majority owned (4):
ETC Group, LLC	Publishing	Senior Debt (8.6%, Due 6/08)		1,257	1,257
		Series A LLC Interest	100.0%	650	444
		Series C LLC Interest	100.0%	100	—
Fawcette Technical Publications Holding (2)	Publishing	Senior Debt (13.1%, Due 12/06) Subordinated Debt (13.1%, Due 12/06)		12,545 3,940	12,545 1,779
		Series A Preferred Stock (8,473 shares)	100.0%	2,569	—
		Common Stock (5,010,379 shares)	36.0%	—	—
National Systems Integration, Inc. (6) (7)	Security Alarm	Senior Debt (8.5%, Due 12/06) Class B-2 Preferred Stock (500,000 shares)	100.0%	910 4,409	— —
		Common Stock (460,000 shares)	46.0%	—	—
Platinum Wireless, Inc.	Telecommunications	Senior Debt (8.0%, Due 6/06) Common Stock (2,937 shares)	37.0%	700 4,640	700 4,168
		Option to purchase Common Stock	1.5%	272	54
Total Control investments: Non-majority-owned				31,992	20,947

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2005
				Cost	Fair Value
Control investments: Majority-owned (5):
Broadview Networks Holdings, Inc. (2) (9)	Telecommunications	Subordinated Debt (12.0%, Due 12/09)		$34,523	$34,523
		Preferred Stock (87,254 shares)	97.9%	43,839	43,839
		Common Stock (2,181,437 shares)	33.1%	—	—
ClearTel Communications, Inc. (2)	Telecommunications	Senior Debt (11.8%, Due 7/05)		24,457	24,457
		Subordinated Debt (11.8%, Due 7/05)		2,863	2,863
		Preferred Stock (120,000 shares)	100.0%	9,195	3,067
		Common Stock (3,809 shares)	100.0%	4,340	—
		Guaranty ($115)
Copperstate Technologies, Inc.	Security Alarm	Senior Debt (11.0%, Due 9/05)		1,160	1,160
		Class A Common Stock (20,000 shares)	93.0%	2,000	2,293
		Class B Common Stock (10 shares)	0.0%	—	—
		Warrants to purchase Class B Common Stock Guaranty ($1,000)	93.7%	—	—
Crystal Media Network, LLC (6)	Broadcasting	Senior Debt (9.8%, Due 5/06)		1,034	1,034
		LLC Interest	100.0%	6,132	4,802
Midwest Tower Partners, LLC (2)	Telecommunications	Subordinated Debt (14.0%, Due 2/07)		16,305	16,305
		Preferred LLC Interest	91.0%	1,910	1,910
		Common LLC Interest	79.2%	201	1,583
Superior Publishing Corporation (2)	Newspaper	Senior Debt (7.6%, Due 12/06)		20,759	20,759
		Subordinated Debt (20.0%, Due 12/06)		20,358	20,358
		Preferred Stock (7,999 shares)	100.0%	7,999	9,214
		Common Stock (100 shares)	100.0%	365	983
Telecomm South, LLC (6)	Telecommunications	Senior Debt (12.0%, Due 7/05)		2,734	633
		LLC Interest	100.0%	11	—
UMAC, Inc. (6)	Publishing	Common Stock (100 shares)	100.0%	10,111	26

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2005

(Dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2005
				Cost	Fair Value
Working Mother Media, Inc. (6)	Publishing	Senior Debt (6.1%, Due 12/05)		$7,526	$7,526
		Class A Preferred Stock (12,497 shares)	99.2%	12,497	4,757
		Class B Preferred Stock (1 share)	100.0%	1	—
		Class C Preferred Stock (1 share)	100.0%	1	—
		Common Stock (510 shares)	51.0%	1	—
		Guaranty ($1,101)
Total Control investments: Majority-owned				230,322	202,092
Total Investments				926,638	888,563
Unearned income				(10,735)	(10,735)
Total Investments net of unearned income				$915,903	$877,828

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
				Cost	Fair Value
Non-affiliate investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (9.8%, Due 6/11)		$7,130	$7,130
		Subordinated Debt (11.6%, Due 6/11)		1,300	1,300
Ames True Temper, Inc.	Industrial Equipment	Senior Debt (5.4%, Due 6/11)		995	1,008
Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (9.1%, Due 12/08)		4,000	4,000
Auto Europe, LLC	Equipment Leasing	Senior Debt (11.3%, Due 12/07)		5,819	5,819
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (8.0%, Due 9/11)		6,049	6,049
Boucher Communications, Inc. (2)	Publishing	Senior Debt (7.9%, Due 6/07)		1,000	1,000
		Stock Appreciation Rights	5.0%	—	402
Builders First Source, Inc.	Building & Development	Senior Debt (5.4%, Due 2/10)		4,963	5,018
		Subordinated Debt (10.9%, Due 2/10)		2,000	2,033
Cambridge Information Group, Inc. (2)	Information Services	Senior Debt (6.8%, Due 6/07-6/10)		19,625	19,625
CCG Consulting, LLC	Business Services	Senior Debt (14.4%, Due 6/05)		1,428	1,428
		Warrants to purchase Common Stock	19.9%	—	—
CEI Holdings, Inc.	Cosmetics/Toiletries	Subordinated Debt (9.1%, Due 12/11)		2,000	2,025
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (6.8%, Due 7/10)		1,904	1,931
Community Media Group, Inc. (2)	Newspaper	Senior Debt (7.4%, Due 9/10)		23,346	23,346
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (9.1%, Due 6/10)		19,500	19,500

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
				Cost	Fair Value
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (11.2%, Due 3/09-6/10)		$10,478	$10,478
Cruz Bay Publishing, Inc. (2)	Publishing	Senior Debt (9.1%, Due 12/06)		6,389	6,389
		Subordinated Debt (14.1%, Due 12/06)		10,723	10,723
dick clark productions, inc.	Broadcasting	Subordinated Debt (18.3%, Due 7/08)		17,854	17,854
		Warrants to purchase Common Stock	5.3%	858	721
		Common Stock (235,700 shares)	0.5%	210	111
The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%	88	37
FTI Technologies Holdings, Inc. (2) (12)	Technology	Senior Debt (6.6%, Due 9/08)		17,000	17,000
		Warrants to purchase Common Stock	4.2%	—	—
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (9.5%, Due 12/12)		5,000	5,025
GCA Services Group, Inc.	Commercial Services	Subordinated Debt (10.0%, Due 11/09)		10,000	10,000
Graycom, LLC (6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	71	80
The Hillman Group, Inc.	Home Furnishings	Senior Debt (5.5%, 3/11)		5,955	6,037
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (7.2%, Due 3/11)		4,883	4,677
Hometown Telephone, LLC (6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	—	—
I-55 Internet Services, Inc.	Telecommunications	Senior Debt (15.6%, Due 12/06)		2,013	2,013
		Warrants to purchase Common Stock	20.0%	366	194

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
				Cost	Fair Value
IDS Telcom LLC	Telecommunications	Senior Debt (12.6%, Due 6/06)		$18,823	$18,823
		Warrants to purchase membership interest in LLC	27.8%	2,693	2,801
Images.com, Inc.	Information Services	Senior Debt (14.6%, Due 12/07)		3,118	3,118
Information Today, Inc. (2)	Information Services	Senior Debt (12.0%, Due 9/08)		8,792	8,792
International Media Group, Inc.	Broadcasting	Senior Debt (7.0%, Due 8/09)		7,980	7,980
Jeffrey A. Stern (6)	Other	Senior Debt (0.0%, Due 4/06)		45	45
Jenzabar, Inc. (2)	Technology	Senior Debt (10.5%, Due 4/09)		12,000	12,000
		Subordinated Debt (14.0%, Due 4/12)		7,172	7,172
		Senior Preferred Stock (5,000 shares)	100.0%	5,281	5,281
		Subordinated Preferred Stock (109,800 shares)	100.0%	1,098	1,098
		Warrants to purchase Common Stock	18.0%	422	1,124
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (5.9%, Due 12/11)		8,705	8,705
Joseph C. Millstone	Telecommunications	Senior Debt (8.6%, Due 7/05)		500	500
Knowledge Learning Corporation	Healthcare	Senior Debt (7.0%, Due 12/10)		7,068	7,112
The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt (7.1%, Due 5/05)		9,747	9,747
LaGrange Acquisition LP	Oil and Gas	Senior Debt (5.4%, Due 1/08)		5,000	5,091
Lakeland Finance, LLC	Leisure Activities	Senior Debt (6.4%, Due 9/09)		3,875	3,875
		Subordinated Debt (9.2%, Due 9/10)		1,500	1,500

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
				Cost	Fair Value
Le-Nature’s, Inc.	Beverage and Tobacco	Senior Debt (6.5%, Due 6/10)		$2,985	$3,030
Maidenform, Inc.	Clothing/Textiles	Senior Debt (5.4%, Due 5/10)		4,887	4,973
		Subordinated Debt (10.2%, Due 5/11)		1,808	1,853
Majesco Holdings Inc. (6)	Leisure Goods	Common Stock (3,641 shares)	0.02%	57	38
Managed Health Care Associates, Inc.	Drugs	Senior Debt (8.0%, Due 6/09-6/10)		5,811	5,811
Metropolitan Telecommunications Holding Company (2)	Telecommunications	Senior Debt (10.5%, Due 10/06) Subordinated Debt (10.5%, Due 10/06) Preferred Stock (18,000 shares)	100.0%	13,925 12,328 2,019	13,925 12,328 2,075
		Warrants to purchase Common Stock	28.0%	2,805	5,258
MedAssets, Inc.	Healthcare	Senior Debt (7.3%, Due 3/07)		4,073	4,129
		Subordinated Debt (12.6%, Due 3/08)		2,500	2,550
The Meow Mix Company	Food Products	Senior Debt (6.9%, Due 10/09)		3,760	3,736
Miles Media Holding, Inc. (2)	Publishing	Senior Debt (13.3%, Due 6/07) Warrants to purchase Common Stock	12.1%	7,376 20	7,376 279
Minnesota Publishers, Inc. (2)	Newspaper	Senior Debt (4.9%, Due 12/09)		14,250	14,250
Monotype Imaging Holdings Corp.	Technology	Senior Debt (5.8%, Due 11/09)		4,950	4,950
MultiPlan, Inc.	Insurance	Senior Debt (5.3%, Due 3/09)		4,444	4,494
Nalco Company	Ecological Services	Senior Debt (4.3%, Due 11/10)		4,162	4,219

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)		December 31, 2004
					Cost	Fair Value
New Century Companies, Inc. (6)	Industrial Equipment	Common Stock (160,000 shares) Warrants to purchase Common Stock	2.3 0.4	% %	$157 —	$46 —
New Vision Broadcasting, LLC (2)	Broadcasting	Senior Debt (9.8%, Due 9/09)			16,033	16,033
New Wave Communications, LLC (2)	Cable	Senior Debt (11.5%, Due 9/10)			11,406	11,406
nii communications, inc. (2)	Telecommunications	Senior Debt (13.0%, Due 1/05) Common Stock (100,000 shares)	2.8%		7,749 400	7,749 214
		Warrants to purchase Common Stock	36.5%		1,218	2,349
PartMiner, Inc. (2)	Information Services	Senior Debt (13.1%, Due 6/09)			6,055	6,055
Powercom Corporation (2)	Telecommunications	Senior Debt (10.0%, Due 12/06)			2,050	2,050
		Warrants to purchase Class A Common Stock	20.0%		278	104
Professional Paint Inc.	Chemicals/Plastics	Senior Debt (5.7%, Due 9/10-9/11)			3,456	3,504
R.R. Bowker LLC (2)	Information Services	Senior Debt (8.2%, Due 12/08-12/09)			15,700	15,700
Refco Group Ltd., LLC	Financial Intermediaries	Senior Debt (5.2%, Due 8/11)			4,988	5,036
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (9.9%, Due 11/09)			12,000	12,000
Sheridan Healthcare, Inc.	Healthcare	Senior Debt (5.5%, Due 11/10)			3,000	3,058
Solo Cup Company	Containers & Glass	Senior Debt (4.9%, Due 2/11)			4,966	5,050
Sterigenics International, Inc.	Healthcare	Senior Debt (4.9%, Due 6/11)			4,975	5,037
Stonebridge Press, Inc. (2)	Newspaper	Senior Debt (6.9%, Due 9/09)			4,940	4,940

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
				Cost	Fair Value
SXC Health Solutions, Inc. (2)	Technology	Senior Debt (11.0%, Due 12/10)		$13,600	$13,600
		Common Stock (1,111,111 shares)	1.9%	1,235	1,288
Talk America Holdings, Inc. (6)	Telecommunications	Common Stock (215,644 shares)	0.8%	499	1,428
		Warrants to purchase Common Stock	0.7%	25	229
Team Express, Inc.	Specialty Retail	Senior Debt (8.6%, 12/09-12/10)		16,000	16,000
		Subordinated Debt (15.0%, Due 6/11)		7,015	7,015
Tippmann Sports, LLC	Leisure Goods	Senior Debt (8.3%, Due 6/09)		8,083	8,083
United Industries Corporation	Farming & Agriculture	Senior Debt (4.7%, Due 4/11)		2,981	3,032
U. S. I. Holdings Corporation	Insurance	Senior Debt (4.6%, Due 8/08)		995	1,000
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%	500	—
Waddington North America, Inc.	Containers & Glass	Senior Debt (4.6%, Due 4/11)		4,850	4,785
Wicks Business Information, LLC	Publishing	Unsecured Note (4.0%, Due 4/06)		200	200
Wiesner Publishing Company, LLC (2)	Publishing	Senior Debt (10.5%, Due 6/09-12/10)		6,763	6,763
		Subordinated Debt (18.0%, Due 12/10)		4,141	4,141
		Warrants to purchase membership interest in LLC	15.0%	406	209
WirelessLines II, Inc.	Telecommunications	Senior Debt (8.0%, Due 4/07)		321	321

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
				Cost	Fair Value
Witter Publishing Co., Inc.	Publishing	Senior Debt (12.1%, Due 12/07)		$2,601	$2,000
		Warrants to purchase Common Stock	20.0%	146	—
Wyoming Newspapers, Inc. (2)	Newspaper	Senior Debt (9.4%, Due 12/12)		15,000	15,000
Total Non-affiliate investments				573,658	578,416
Affiliate investments (3):
All Island Media, Inc.	Newspaper	Senior Debt (13.5%, Due 9/08)		6,800	6,800
		Common Stock (500 shares)	8.6%	500	500
Executive Enterprise Institute, LLC (6)	Business Services	LLC Interest	10.0%	301	111
On Target Media, LLC	Publishing	Senior Debt (8.6%, Due 9/09)		20,000	20,000
		Subordinated Debt (15.1%, Due 3/10)		10,243	10,243
		Class A LLC Interest	6.8%	1,508	1,508
		Class B LLC Interest	16.9%	—	—
Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (12.0%, Due 12/07) Class A LLC Interest	12.8%	12,563 564	8,563 —
		Warrants to purchase Class B LLC interest	100.0%	—	—
ViewTrust Technology, Inc. (6)	Technology	Common Stock (75 shares)	7.5%	1	3
Total Affiliate investments				52,480	47,728
Control investments: Non-majority owned (4):
Creatas, L.L.C. (2) (10)	Information Services	Senior Debt (8.3%, Due 3/08)		19,331	19,331
		Investor Class LLC Interest	100.0%	1,273	23,411
		Guaranty ($501)

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
				Cost	Fair Value
ETC Group, LLC	Publishing	Senior Debt (9.0%, Due 6/08)		$1,200	$1,200
		Series A LLC Interest	100.0%	650	—
		Series C LLC Interest	100.0%	100	—
Fawcette Technical Publications Holding (2)	Publishing	Senior Debt (12.6%, Due 12/06) Subordinated Debt (12.6%, Due 12/06)		12,545 3,940	12,545 3,940
		Series A Preferred Stock (8,473 shares)	100.0%	2,569	—
		Common Stock (5,010,379 shares)	36.0%	—	—
National Systems Integration, Inc. (6) (7)	Security Alarm	Senior Debt (8.5%, Due 12/06) Class B-2 Preferred Stock (500,000 shares)	100.0%	910 4,409	— —
		Common Stock (460,000 shares)	46.0%	—	—
Platinum Wireless, Inc.	Telecommunications	Senior Debt (8.0%, Due 6/06)		777	777
		Common Stock (2,937 shares)	37.0%	4,640	4,168
		Option to purchase Common Stock	1.5%	272	84
Total Control investments: Non-majority-owned				52,616	65,456
Control investments: Majority-owned (5):
Bridgecom Holdings, Inc. (2) (8) (9)	Telecommunications	Senior Debt (11.7%, Due 8/05-8/07)		23,634	23,634
		Preferred Stock (36,444 shares)	100.0%	40,923	41,420
		Common Stock (947,880 shares)	100.0%	—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
				Cost	Fair Value
ClearTel Communications, Inc. (2)	Telecommunications	Senior Debt (11.3%, Due7/05) Subordinated Debt (11.3%, Due 7/05)		$23,723 2,863	$23,723 2,863
		Preferred Stock (120,000 shares)	100.0%	9,196	—
		Common Stock (9 shares)	100.0%	540	—
		Guaranty ($158)
Copperstate	Security Alarm	Senior Debt (11.0%, Due 9/05)		1,060	1,060
Technologies, Inc.		Class A Common Stock (20,000 shares)	93.0%	2,000	1,823
		Class B Common Stock (10 shares)	0.0%	—	—
		Warrants to purchase Class B Common Stock	97.3%	—	—
		Guaranty ($1,000)
Corporate Legal Times L.L.C.	Publishing	Senior Debt (17.0%, Due 12/04)		4,625	4,625
		Subordinated Debt (18.0%, Due 12/04)		1,444	1,419
		LLC Interest	90.6%	313	—
Crystal Media Network, LLC (6)	Broadcasting	Senior Debt (9.2%, Due 5/06)		1,060	1,060
		LLC Interest	100.0%	6,132	4,802
Interactive Business Solutions, Inc.	Security Alarm	Senior Debt (8.0%, Due 4/06)		75	75
		Common Stock (100 shares)	100.0%	2,750	432
Midwest Tower Partners, LLC (2)	Telecommunications	Subordinated Debt (14.0%, Due 2/07)		16,143	16,143
		Preferred LLC Interest	91.0%	1,770	1,770
		Common LLC Interest	79.2%	201	201
Superior Publishing Corporation (2)	Newspaper	Senior Debt (7.5%, Due 12/06) Subordinated Debt (20.0%, Due 12/06)		20,759 20,405	20,759 20,405
		Preferred Stock (7,999 shares)	100.0%	7,999	8,975
		Common Stock (100 shares)	100.0%	365	494

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2004

(dollars in thousands)

Portfolio Company	Industry	Title of Securities Held by the Company(11)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
				Cost	Fair Value
Telecomm South, LLC (6)	Telecommunications	Senior Debt (12.0%, Due 7/05)		$2,850	$748
		LLC Interest	100.0%	11	—
UMAC, Inc. (6)	Publishing	Common Stock (100 shares)	100.0%	10,133	47
Working Mother	Publishing	Senior Debt (6.0%, Due 12/05)		7,526	7,526
Media, Inc. (6)		Class A Preferred Stock (11,497 shares)	99.2%	11,497	4,796
		Class B Preferred Stock (1 share)	100.0%	1	—
		Class C Preferred Stock (1 share)	100.0%	1	—
		Common Stock (510 shares)	51.0%	1	—
		Guaranty ($1,191)
Total Control investments: Majority-owned				220,000	188,800
Total Investments				898,754	880,400
Unearned income				(12,529)	(12,529)
Total Investments net of unearned income				$886,225	$867,871

(1)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided in that company’s most recent public filings with the SEC.
(2)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company.
(4)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% but not more than 50% of the voting securities of the company.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 50% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	In June 2004, National Systems Integration, Inc. ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

December 31, 2004

(dollars in thousands)

(8)	In December 2003, Telecomm North Corp., a wholly owned portfolio company, entered into an agreement to merge with another of the Company’s portfolio companies, Bridgecom Holdings, Inc. The merger was completed in March 2004 with Bridgecom Holdings, Inc. as the surviving corporation.
(9)	In January 2005, one of the Company’s majority-owned controlled portfolio companies, Bridgecom Holdings, Inc. completed a merger with Broadview Networks, Inc. The Company’s economic ownership in the new merged entity decreased below 50 percent; however, the Company retained greater than 50 percent of the voting control and, therefore, the Company’s investment will continue to be reflected as a majority-owned control portfolio company.
(10)	In March 2005, one of the Company’s non majority-owned controlled portfolio companies, Creatas, L.L.C., was acquired by a subsidiary of Jupitermedia Corporation, a publicly held corporation. The consideration paid by such subsidiary was a combination of cash and Jupitermedia Corporation common stock.
(11)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(12)	In February 2005, FTI Technologies Holdings, Inc. changed its name to GoldenSource Holdings, Inc.

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

On December 4, 2001, MCG completed an initial public offering (“IPO”) of 13,375,000 shares of common stock and a concurrent private offering of 625,000 shares of common stock. The Company elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of our corporate income tax return for 2002 which election was effective January 1, 2002. In 2002, MCG raised $54,000 of gross proceeds by selling 3,000,000 shares of newly issued common stock. In 2003, MCG raised $115,863 of gross proceeds by selling 7,475,000 shares of newly issued common stock. In 2004, MCG raised $105,383 of gross proceeds by selling 6,622,155 shares of newly issued common stock. During the first quarter of 2005, MCG raised $31,500 of gross proceeds by selling 2,000,000 shares of newly issued common stock. MCG intends to maintain an active shelf registration statement pursuant to which the company may issue additional shares from time to time.

Interim consolidated financial statements of MCG are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC.

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

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 2.    Investments

As of March 31, 2005 and December 31, 2004, investments consisted of the following:

	March 31, 2005		December 31, 2004
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$778,880	$769,722	$767,282	$760,489
Investments in equity securities	147,758	118,841	131,472	119,911
Unearned income	(10,735)	(10,735)	(12,529)	(12,529)

Total	$915,903	$877,828	$886,225	$867,871

MCG’s customer base includes primarily small- and medium-sized private companies in the communications, information services, media, technology, software and business services industry sectors. The proceeds of the loans to these companies are generally used for buyouts, growth, acquisitions, liquidity, refinancings and restructurings. In addition, MCG has occasionally made loans to individuals who are principals in these companies where the proceeds are used for or in connection with the operations or capitalization of such companies. The Company’s debt instruments generally provide for a contractual variable interest rate, a portion of which may be deferred. At March 31, 2005, approximately 78% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 22% were at fixed rates. In addition, approximately 41% of the loan portfolio has floors of between 1.25% and 3% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

At March 31, 2005, approximately 34% of MCG’s loans had detachable warrants or an option to purchase warrants, stock appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which MCG is receiving warrants. In some cases, some or all of the deferred interest may be used to pay the exercise price on the warrants or option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow MCG to register the securities after a public offering. We intend to continue to obtain equity and equity-like instruments with similar features from our customers. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

The composition of MCG’s investments as of March 31, 2005 and December 31, 2004 at cost and fair value was as follows (excluding unearned income):

	March 31, 2005		December 31, 2004
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Senior Debt	$573,263	61.9%	$626,703	69.7%
Subordinated Debt	205,617	22.2	140,579	15.6
Equity	138,178	14.9	121,892	13.6
Warrants to Acquire Equity	9,580	1.0	9,580	1.1
Equity Appreciation Rights	—	0.0	—	0.0

Total	$926,638	100.0%	$898,754	100.0%

	March 31, 2005		December 31, 2004
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$566,146	63.7%	$619,757	70.4%
Subordinated Debt	203,576	22.9	140,732	16.0
Equity	103,710	11.7	106,077	12.1
Warrants to Acquire Equity	14,721	1.7	13,432	1.5
Equity Appreciation Rights	410	0.0	402	0.0

Total	$888,563	100.0%	$880,400	100.0%

Set forth below are tables showing the composition of MCG’s portfolio by industry sector at cost and fair value as of March 31, 2005 and December 31, 2004 (excluding unearned income):

	March 31, 2005		December 31, 2004
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Media
Newspaper	$168,105	18.1%	$168,844	18.8%
Publishing	102,942	11.1	109,939	12.2
Broadcasting	62,333	6.7	85,964	9.6
Other Media	31,993	3.5	31,750	3.5
Telecommunications	228,341	24.6	206,829	23.0
Information Services	63,667	6.9	73,893	8.2
Technology (a)	62,818	6.8	62,758	7.0
Other Diversified Sectors
Leisure Activities	26,029	2.8	5,375	0.6
Drugs	23,506	2.5	5,811	0.7
Laboratory Instruments	23,500	2.5	—	—
Specialty Retail	21,692	2.4	23,015	2.6
Healthcare	19,642	2.1	21,616	2.4
Home Furnishings	10,784	1.2	10,838	1.2
Commercial Services	10,000	1.1	10,000	1.1
Chemicals/plastics	8,413	0.9	8,456	0.9
Containers & Glass	4,800	0.5	9,816	1.1
Other (b)	58,073	6.3	63,850	7.1

Total	$926,638	100.0%	$898,754	100.0%

(a)	Includes software and business services industry sectors.
(b)	No individual sector within this category exceeds 1% of the total portfolio.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

	March 31, 2005		December 31, 2004
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$169,939	19.1%	$169,948	19.3%
Publishing	76,718	8.6	84,144	9.6
Broadcasting	60,835	6.9	84,397	9.6
Other Media	31,988	3.6	31,750	3.6
Telecommunications	214,917	24.2	191,363	21.7
Information Services	64,106	7.2	96,030	10.9
Technology (a)	63,636	7.2	63,515	7.2
Other Diversified Sectors (b)
Leisure Activities	26,029	2.9	5,375	0.6
Drugs	23,506	2.7	5,811	0.7
Laboratory Instruments	23,500	2.7	—	—
Specialty Retail	21,692	2.4	23,015	2.6
Healthcare	19,924	2.2	21,886	2.5
Home Furnishings	10,723	1.2	10,714	1.2
Commercial Services	10,000	1.1	10,000	1.1
Chemicals/plastics	8,482	1.0	8,529	1.0
Containers & Glass	4,664	0.5	9,835	1.1
Other (b)	57,904	6.5	64,088	7.3

Total	$888,563	100.0%	$880,400	100.0%

(a)	Includes software and business services industry sectors.
(b)	No individual sector within this category exceeds 1% of the total portfolio.

At March 31, 2005, there were $40 of loans greater than 60 days past due compared to $2,045 of loans at December 31, 2004. At March 31, 2005, there were $14,169 of loans on non-accrual, including all $40 of the loans greater than 60 days past due. At December 31, 2004, there were $16,003 of loans on non-accrual, including all $2,045 of the loans greater than 60 days past due.

Note 3.    Borrowings

The following is a summary of the Company’s borrowings as of March 31, 2005 and 2004:

(dollars in thousands)	Amount Outstanding	Total Commitment
As of March 31, 2005
Term Securitization 2004-1 (b)	$312,754	$312,754
Term Securitization 2001-1 (b)	106,070	106,070
Senior Secured Credit Facility (b)	35,000	35,000
Commercial Loan Funding Trust (c)	—	150,000	(a)

As of March 31, 2004
Term Securitization 2001-1	$159,297	$159,297
Revolving Credit Facility	114,938	130,000	(a)
Warehouse Credit Facility	15,000	150,000	(a)

(a)	Subject to certain minimum equity restrictions and other covenants, including having sufficient levels of collateral and various restrictions on which loans the Company may leverage as collateral.
(b)	Tied to 90-day LIBOR interest rate benchmark
(c)	Tied to Commercial Paper interest rate benchmark

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

The weighted average borrowings for the three months ended March 31, 2005 and 2004 was $462,493 and $278,413, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred debt issuance costs, for the three months ended March 31, 2005 and 2004 was 4.11% and 3.04%, respectively. For the above borrowings, the fair value of the borrowings approximates cost.

MCG borrows indirectly through credit facilities maintained by its subsidiaries. MCG’s wholly owned subsidiary, MCG Finance III, LLC, has a $265,200 term funding securitization agreement under MCG Commercial Loan Trust 2001-1, arranged by Wachovia Securities. In addition, our wholly owned subsidiary, MCG Finance IV, LLC has a $397,700 term funding securitization agreement under MCG Commercial Loan Trust 2004-1, arranged by UBS AG and MCG’s wholly owned subsidiary, MCG Finance V, LLC has a $150,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The significant terms of these facilities are outlined below.

On September 30, 2004, MCG completed a $397,700 term debt securitization. In addition to funding continued growth, the proceeds from the transaction were used to repay all of the outstanding borrowings under the Company’s $200,000 secured warehouse facility, MCG Commercial Loan Trust 2003-1, with UBS AG and all of the outstanding borrowings under its $115,000 revolving credit facility with Wachovia Bank, National Association. In connection with these repayments, MCG terminated these two facilities. In addition, on September 10, 2004, MCG entered into a $25,000 senior secured credit facility with Bayerische Hypo-und Vereinsbank, AG and on November 10, 2004, MCG established a $150,000 warehouse financing facility funded through Three Pillars Funding LLC.

Term Securitization 2004-1. On September 30, 2004, MCG established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397,700 of loans. The facility is secured by all of the 2004-1 Trust’s commercial loans and cash held for investment, which totaled $387,591 and $406,044 as of March 31, 2005 and December 31, 2004, respectively. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2 and Class B Notes. The Class A-1 Notes, Class A-2 Notes and Class B Notes are scheduled to be repaid as MCG receives principal collections on the underlying collateral.

The 2004-1 Trust issued $250,500 of Class A-1 Notes rated Aaa/AAA, $31,500 of Class A-2 Notes rated Aa1/AAA, and $43,500 of Class B Notes rated A2/A as rated by Moody’s and Fitch, respectively. As of March 31, 2005 $312,754 of the Series 2004-1 Notes were outstanding. The Series 2004-1 Class A-1 Notes, Class A-2 Notes and Class B Notes bear interest of LIBOR plus 0.43%, 0.65%, and 1.30%, respectively.

Term Securitization 2001-1. On December 27, 2001, MCG established the MCG Commercial Loan Trust 2001-1 (the “2001-1 Trust”), which issued two classes of Series 2001-1 Notes. The facility is secured by all of the 2001-1 Trust’s commercial loans which were contributed by MCG and totaled $158,215 as of March 31, 2005 and $194,263 as of December 31, 2004. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as MCG receives principal collections on the underlying collateral.

In December 2001, the 2001-1 Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A as rated by Standard & Poor’s, Moody’s and Fitch, respectively. As of March 31, 2005, $70,707 of Class A Series 2001-1 Notes and $35,363 of Class B Series 2001-1 Notes were outstanding and as of December 31, 2004, $81,537 of Class A Series 2001-1 Notes and $35,363 of Class B Series 2001-1 Notes were outstanding. The Series 2001-1 Class A Notes bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Notes bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Senior Secured Credit Facility. On September 10, 2004, MCG entered into a $25,000 senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank, A.G. and in February 2005, MCG increased the aggregate available loan amount under the facility to $50,000. All new advances under the credit facility are at the discretion of the lender and each has a maturity of one year from the date of the advance and bears interest at LIBOR plus 2.00% or the prime rate plus 0.50%. The credit facility is secured by a first priority security interest in MCG Capital Corporation’s tangible and intangible assets subject to certain excluded collateral and certain permitted other liens. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity and a negative pledge. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. As of March 31, 2005, MCG had $35,000 outstanding under the credit facility, $10,000 of which is due in February 2006 and $25,000 of which is due in April 2006.

Commercial Loan Funding Trust Facility. On November 10, 2004, MCG established, through MCG Commercial Loan Funding Trust, a $150,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold to the trust by MCG Capital. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and sector diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Advances under the facility bear interest based on a commercial paper rate plus 1.15% and interest is payable monthly. The facility is scheduled to terminate on November 7, 2007, but may be extended under certain circumstances and is subject to annual renewal by the lender. There was no balance outstanding under this facility at March 31, 2005.

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

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Basic
Net income	$13,058	$2,097
Weighted average common shares outstanding	45,108	37,823
Earnings per common share-basic	$0.29	$0.06
Diluted
Net income	$13,058	$2,097
Weighted average common shares outstanding	45,108	37,823
Dilutive effect of stock options and restricted stock on which forfeiture provisions have not lapsed	41	105

Weighted average common shares and common stock equivalents	45,149	37,928
Earnings per common share—diluted	$0.29	$0.06

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

Note 5.    Employee Stock Plans

MCG periodically recognizes compensation expense associated with the amortization of restricted stock awards granted to employees during 2001. This expense totaled approximately $1,142 and $4,977 for the first quarter of 2005 and 2004, respectively, which is included in long-term incentive compensation in the consolidated statement of operations. The decrease of $3,835 is primarily the result of expenses in the first quarter of 2004 related to modifications to these restricted stock awards.

During the first quarter of 2004, as part of our review of executive compensation, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers through their respective amended and restated restricted stock agreements. As a result, we recorded long-term incentive compensation expense of $4,003 during the first quarter of 2004. The remainder of the compensation expense related to these shares will be amortized over the remaining service period. MCG’s total stock compensation expense would not have changed if SFAS No. 123 “Accounting for Stock-Based Compensation” was applied.

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

MCG Capital Corporation

Notes To Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 6.    Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Per Share Data:
Net asset value at beginning of period (a)	$12.22	$11.98

Net operating income before investment gains and losses (b)	0.32	0.26
Net realized gains on investments (b)	0.41	0.05
Net change in unrealized depreciation on investments (b)	(0.44)	(0.25)

Net income	0.29	0.06

Dividends declared	(0.42)	(0.42)
Antidilutive effect of stock offering on distributions	0.02	—
Antidilutive effect of distributions recorded as compensation expense (b)	0.01	0.02

Net decrease in stockholders’ equity resulting from distributions	(0.39)	(0.40)

Issuance of shares	2.78	—
Dilutive effect of share issuances and unvested restricted stock	(2.68)	(0.01)
Net increase in stockholders’ equity from restricted stock amortization (b)	0.03	0.13

Net increase in stockholders’ equity relating to share issuances	0.13	0.12

Net asset value at end of period (a)	$12.25	$11.76

Per share market value at end of period	$15.39	$20.18
Total return (c)	-7.71%	5.16%
Shares outstanding at end of period	47,343	38,733

Ratio/Supplemental Data:
Net assets at end of period	$579,934	$455,497
Ratio of operating expenses to average net assets (annualized)	9.83%	10.53%
Ratio of net operating income to average net assets (annualized)	10.45%	8.38%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.
(c)	For 2005, total return equals the decrease of the ending market value over the December 31, 2004 price of $17.13 per share plus dividends paid ($0.42 per share), divided by the beginning price. For 2004, total return equals the increase of the ending market value over the December 31, 2003 price of $19.59 per share plus dividends paid ($0.42 per share), divided by the beginning price.

Note 7.    Subsequent Events

On April 21, 2005, the Company established, through MCG Commercial Loan Trust 2005-1, a $100 million warehouse credit facility with an affiliate of UBS AG.

The warehouse credit facility allows MCG Commercial Loan Trust 2005-1 to borrow up to $100 million subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2005-1, including commercial loans sold by the Company to the trust, and the lender has partial recourse to MCG Capital.

The Company intends to use the warehouse credit facility to fund its origination and purchase of a diverse pool of loans that will collateralize a potential future term securitization. Advances under the facility bear interest based on LIBOR plus 0.50% and interest is payable monthly. The facility is scheduled to terminate on November 30, 2005, may be extended under certain circumstances, and may be canceled by the lender for cause.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of March 31, 2005, including the consolidated schedule of investments, and the related consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004 and the consolidated statements of stockholders’ equity, and statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2004, including the consolidated schedule of investments, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, including the schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  ERNST & YOUNG LLP

McLean, Virginia

April 28, 2005

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

This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	economic downturns or recessions may impair our customers’ ability to repay our loans and increase our non-performing assets;

•	economic downturns or recessions may disproportionately impact the industry sectors in which we concentrate, and such conditions may cause us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results;

•	risks associated with terrorism could possibly cause disruption in the Company’s operations; and

•	the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

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

Overview

MCG Capital Corporation is a solutions-focused financial services company providing financing and advisory services to a variety of small and medium-sized companies throughout the United States with a focus on growth oriented companies. Currently, our portfolio consists primarily of companies in the communications, information services, media, technology, software and business services industry sectors. During 2004 and 2005 our portfolio has become increasingly diversified. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital. We are an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940 and have elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code. Pursuant to this election, and subject to continuing to qualify as a regulated investment company, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

Portfolio Composition and Asset Quality

Our primary business is lending to and investing in growth oriented private businesses, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights.

Investment activity in the first quarter of 2005 included investments in twelve portfolio companies totaling $116.6 million, including an investment in common stock of Jupitermedia Corporation that we received in the Creatas transaction, and several advances to existing customers totaling $11.4 million. Net growth in the investment portfolio totaled $8.2 million for the first quarter from $880.4 million at December 31, 2004 to $888.6 million at March 31, 2005.

We experience payments in our loan portfolio based on the scheduled amortization of the outstanding balances. In addition, from time to time we experience pay-offs of some of our investments prior to their scheduled maturity date. The frequency or volume of these early pay-offs may fluctuate significantly from period to period. For the first quarter of 2005, we had loan payments, including payoffs, of $118.4 million. This amount included normal amortization plus pay-offs of $32.0 million from seven portfolio companies in our other diversified sectors, which were all acquired in the broadly syndicated markets, $41.1 million from one portfolio company in the information services industry, which included $19.4 million in debt and $21.7 million in equity, and $11.4 million from one portfolio company in the broadcasting industry.

Total portfolio investment activity (excluding unearned income) for the three months ended March 31, 2005, was as follows:

(dollars in millions)	Three Months Ended March 31, 2005
Investment Portfolio at 12/31/04	$880.4
Originations and Advances	128.0
Gross Payments / reductions / sales of securities	(118.4)
Net Unrealized Gains / (Losses)	1.0
Net Realized Gains / (Losses)	18.3
Reversals of unrealized appreciation / depreciation	(20.7)

Investment Portfolio at 3/31/05	$888.6

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2005 and December 31, 2004 (excluding unearned income):

	March 31, 2005		December 31, 2004
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$566.2	63.7%	$619.8	70.4%
Subordinated Debt	203.6	22.9	$140.7	16.0
Equity	103.7	11.7	$106.1	12.1
Warrants to Acquire Equity	14.7	1.7	$13.4	1.5
Equity Appreciation Rights	0.4	0.0	$0.4	0.0

	$888.6	100.0%	$880.4	100.0%

Set forth below is a table showing the composition of our portfolio by industry sector at fair value at March 31, 2005 and December 31, 2004 (excluding unearned income):

	March 31, 2005		December 31, 2004
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media
Newspaper	$170.0	19.1%	$169.9	19.3%
Publishing	76.7	8.6	84.1	9.6
Broadcasting	60.8	6.9	84.4	9.6
Other Media	32.0	3.6	31.8	3.6
Telecommunications	214.9	24.2	191.4	21.7
Information Services	64.1	7.2	96.0	10.9
Technology (a)	63.7	7.2	63.5	7.2
Other Diversified Sectors
Leisure Activities	26.0	2.9	5.4	0.6
Drugs	23.5	2.7	5.8	0.7
Laboratory Instruments	23.5	2.7	—	—
Specialty Retail	21.7	2.4	23.0	2.6
Healthcare	19.9	2.2	21.9	2.5
Home Furnishings	10.7	1.2	10.7	1.2
Commercial Services	10.0	1.1	10.0	1.1
Chemicals/plastics	8.5	1.0	8.5	1.0
Containers & Glass	4.7	0.5	9.9	1.1
Other (b)	57.9	6.5	64.1	7.3

	$888.6	100.0%	$880.4	100.0%

(a)	Includes software and business services industry sectors.
(b)	No individual sector within this category exceeds 1% of the total portfolio.

Asset Quality

Asset quality is generally a function of economic conditions, our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of March 31, 2005 and December 31, 2004, net unrealized depreciation on investments totaled $38.1 million and $18.4 million, respectively. For additional information on the change in unrealized depreciation on investments, see the section entitled “Net Investment Gains (Losses)”.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2005 and December 31, 2004:

(dollars in millions)
	March 31, 2005			December 31, 2004
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$297.6	(a)	33.5%	$301.5	(a)	34.2%
2	358.0		40.3	375.8		42.7
3	170.6		19.2	142.3		16.2
4	61.2		6.9	59.4		6.7
5	1.2		0.1	1.4		0.2

	$888.6		100.0%	$880.4		100.0%

(a)	Of this amount, $15.0 million at March 31, 2005 and $15.7 million at December 31, 2004 relates to debt instruments in companies for which we have already realized a gain through the sale of equity instruments. While these debt investments are still outstanding, all of the related equity instruments have already been sold at a gain and, therefore, we do not expect any further realized gain.

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. At March 31, 2005, of the investments with a 5 rating, $0.6 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $53.4 million were loans, of which $11.9 million were on non-accrual. At December 31, 2004, of the investments with a 5 rating, $0.7 million were loans, all of which were on non-accrual. Of the investments with a 4 rating, $54.6 million were loans, of which $13.9 million were on non-accrual.

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

When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the loan is well secured and in the process of collection.

At March 31, 2005 and December 31, 2004, there were less than $0.1 million and $2.0 million, respectively, of loans, or approximately 0.01% and 0.2%, respectively, of the investment portfolio, greater than 60 days past due. At March 31, 2005, $14.2 million of loans, including all of the loans greater than 60 days past due, were on non-accrual status, which represented 1.6% of the investment portfolio. At December 31, 2004, $16.0 million of loans, including all of the loans greater than 60 days past due, were on non-accrual status representing 1.8% of the investment portfolio. The non-accrual and past due loans at March 31, 2005 and December 31, 2004 primarily represented borrowers in the publishing, telecommunications and paging businesses. We believe this situation has arisen because portions of the trade publishing industry which are dependent on financial, technology or telecommunications advertising, have experienced sluggish advertising revenue.

At March 31, 2005, of the $131.7 million of loans to our majority owned portfolio companies, $12.1 million were on non-accrual status. At December 31, 2004, of the $126.2 million of loans to our majority owned portfolio companies, $14.0 million were on non-accrual status. At March 31, 2005, of the $19.4 million of loans to our controlled non-majority owned portfolio companies, $0.6 million were on non-accrual status. At December 31, 2004, of the $38.7 million of loans to our controlled non-majority owned portfolio companies, none were on non-accrual status. As of March 31, 2005, of the $49.7 million of loans to other affiliates, $1.5 million were on non-accrual status. As of December 31, 2004, of the $49.6 million of loans to other affiliates, none were on non-accrual status.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

Operating Income

The change in operating income for the three months ended March 31, 2005 compared to the same period in 2004 is attributable to the following items:

(dollars in thousands)	Three Months Ended March 31, 2005 vs. 2004
Change due to:
Loan growth (a)	$4,279
Change in LIBOR (a)	2,461
Change in spread on loans (a)	(3,402)
Increase in loan fee income	929
Increase in dividend income	1,837
Decrease in advisory fees and other income	(194)

Total change in operating income	$5,910

(a)	The change in interest income due to loan growth, change in LIBOR and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Total operating income for the first quarter of 2005 was $28.1 million, an increase of $5.9 million or 27% compared to the first quarter of 2004. Total operating income is primarily comprised of interest and dividend income on investments. Interest and dividend income for the first quarter of 2005 was $24.6 million, an increase of $6.1 million or 33% compared to the first quarter of 2004. The increase in total operating income was due to an increase in loan fee income of approximately $0.9 million, an increase in dividend income of approximately $1.8 million and an increase in interest income of approximately $3.3 million.

The increase in dividend income was primarily related to dividends on preferred stock of one of our majority-owned control portfolio investments, Broadview Networks, Inc., which was our largest portfolio investment at March 31, 2005. Our investment in Broadview is a result of the merger of one of our majority-owned controlled portfolio companies, Bridgecom Holdings, Inc. with Broadview Networks, Inc., which was completed in January 2005. In connection with the merger we acquired debt securities in the combined entity with a cost basis of $34.5 million and preferred securities with a current cost basis of $43.9 million in the combined entity. The preferred securities entitle us to a preferred claim of approximately $90 million, plus dividends, which will accumulate at an annual rate of 12% on our preferred claim. As a result of this merger, our economic ownership in the new merged entity decreased below 50 percent however, we retained greater than 50 percent of the voting control and therefore our investment will continue to be reflected as a majority-owned control portfolio company.

During the three months ended March 31, 2005, our Bridgecom and Broadview investments accounted for approximately $5.6 million, or 19.8%, of our total operating income. Of this amount, approximately $1.6 million related to income recognition of previously collected fees. These fees were being amortized over the life of our Bridgecom loans. The remaining amount of our operating income related to Bridgecom and Broadview related to interest and dividends on our loan and equity investments in these entities. We currently expect that our Broadview investment will continue to comprise a significant component of our operating income. Our ability to record income related to the accumulating dividends on our preferred securities will be dependent upon the performance of Broadview.

The increase in interest income on loans was due primarily to growth in total loans and an increase in LIBOR partially offset by a decrease in the spread to LIBOR in our loan portfolio. The lower spread to LIBOR is partly due to a change in investment mix, which includes an increase in the proportion of our portfolio that is invested in syndicated loans. These investments generally bear lower risk and yield lower interest rates, which accounted for approximately $1.5 million of the change in spread. We have originated these investments to enhance our diversification, to reduce overall portfolio risk and to achieve better execution on our debt financing. Further, because LIBOR increased during the first quarter of 2005 as compared to the first quarter of 2004, the spread to LIBOR on fixed rate loans and loans with LIBOR floors decreased. This accounted for approximately $0.9 million of the change in spread. The remainder of $1.0 million is primarily due to the timing of contractual interest rate resets in a rising interest rate environment. At March 31, 2005, the yield on our accruing loan and equity investments, which includes dividend income and loan fees, exceeded the March 31, 2005 90-day LIBOR by 9.9% as compared to 9.2% at December 31, 2004.

Advisory fees and other income decreased $0.2 million from the first quarter of 2004 to the first quarter of 2005. This decrease was primarily due to $1.5 million of management fees from one of our control investments, Bridgecom Holdings, Inc. prior to its merger with Broadview in the first quarter of 2004 versus none in the first quarter of 2005. This was partially offset by a $0.9 million increase in research revenues from our subsidiary Kagan Research, LLC, which we acquired in March of 2004. These research revenues increased in 2005 because we owned Kagan for the entire first quarter of 2005 whereas in 2004 we owned Kagan for only a part of the first quarter. The remaining $0.4 million of change relates primarily to an increase in interest on deposits.

Operating Expenses

The change in operating expenses for the three months ended March 31, 2005 compared to the same period in 2004 is attributable to the following items:

(dollars in thousands)	Three Months Ended March 31, 2005 vs. 2004
Change due to:
Increase in borrowings (a)	$1,336
Change in LIBOR (a)	1,381
Change in spread (a)	(439)
Debt cost amortization	303
Salaries and benefits	1,871
Long-term incentive compensation	(3,869)
General and administrative expense	677

Total change in operating expense	$1,260

(a)	The change in interest expense due to increase in borrowings, change in LIBOR, and change in spread has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.

Operating expenses are comprised of three components: (1) interest expense, (2) salaries and benefits and general and administrative expenses, and (3) long-term incentive compensation. Total operating expenses for the first quarter of 2005 were $13.6 million, an increase of $1.3 million or 10% compared to the first quarter of 2004.

Interest expense increased by 123% to $4.7 million in the first quarter of 2005 compared to $2.1 million in the first quarter of 2004. The increase is primarily attributable to an increase in LIBOR and an increase in average borrowings partially offset by a decrease in the spread to LIBOR. The increase in debt cost amortization is related to an increase in deferred debt costs associated with new debt facilities entered into during the second half of 2004. Amortization of debt costs is recorded using the effective interest method.

Salaries and benefits and general and administrative expenses increased 54% to $7.3 million in the first quarter of 2005 from $4.7 million in the first quarter of 2004. For the first quarter of 2005, $1.2 million of the increase in salaries and benefits and general and administrative expenses was due to increased expenses associated with Kagan Research, LLC. The Kagan expenses increased in 2005 because we owned Kagan for the entire first quarter of 2005 whereas in 2004 we owned Kagan for only a part of the first quarter. In addition, salaries and benefits increased $1.0 million due to additional hires. The additional hires are part of an ongoing effort to expand our infrastructure in order to support our plans for future growth.

Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and the treatment of dividends on performance based restricted shares and shares securing employee loans as compensation. Long-term incentive compensation totaled $1.7 million for the first quarter of 2005 compared to $5.6 million for the first quarter of 2004. During the first quarter of 2004, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers which resulted in an expense of $4.0 million.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses (NOI) for the first quarter of 2005 totaled $14.5 million, an increase of 47% compared with $9.8 million for the first quarter of 2004. This increase is the result of the items described above.

Net Investment Gains and Losses

Net investment losses totaled ($1.4) million for the first quarter of 2005 compared to ($7.7) million for the first quarter of 2004. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the following tables. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized. Net realized gains on investments for the first quarter of 2005 totaled $18.3 million. Reversals of unrealized appreciation and depreciation associated with these realized gains and losses totaled ($20.6) million. The realized gains were primarily attributable to a $20.4 million realized gain on the sale of our Creatas equity investment. The reversal of unrealized appreciation on this Creatas investment totaled ($22.1) million. The net change in unrealized appreciation (depreciation) during the first quarter of 2005 not associated with reversals was $0.9 million of appreciation.

The following table summarizes our realized gains and losses on investments for the three months ended March 31, 2005 and 2004:

MCG Capital Corporation

Summary of Realized Gains and Losses on Investments

(dollars in thousands)

		Three Months Ended March 31,
Portfolio Company	Sector	2005	2004
Realized gains (losses) on loans
aaiPharma Inc.	Drugs	$—	$(291)
Other		84	37

		84	(254)

Realized gains (losses) on equity investments
Creatas, L.L.C.	Information Services	20,431	—
Interactive Business Solutions, Inc.	Security Alarm	(1,750)	—
Corporate Legal Times	Publishing	(287)	—
Executive Enterprise Institute, LLC	Business Services	(190)	—
Bridgecom Holdings, Inc.	Telecommunications	—	2,158

		18,204	2,158

Realized gains (losses) on investments		$18,288	$1,904

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2005 and 2004.

MCG Capital Corporation

Summary of Net Change in Unrealized Appreciation and Depreciation on Investments

(dollars in thousands)

Portfolio Company	Sector	Three Months Ended March 31,
		2005	2004
Unrealized appreciation on loans
Images.com, Inc.	Information Services	$—	$1,225
Sunshine Media Delaware, LLC	Publishing	546	—
Other		323	803

		869	2,028
Unrealized appreciation on equity investments
Wiesner Publishing Company, LLC	Publishing	1,548	—
Midwest Tower Partners, LLC	Telecommunications	1,382	—
Superior Publishing Corporation	Newspaper	730	295
Fawcette Technical Publications Holding	Publishing	—	477
Copperstate Technologies, Inc.	Security Alarm	470	—
ETC Group, LLC	Publishing	444	—
Jupitermedia Corporation	Information Services	439	—
Metropolitan Telecommunications Holding Company	Telecommunications	267	193
Creatas, L.L.C.	Information Services	—	233
Other		273	1,372

		5,553	2,570

Total unrealized appreciation on investments		6,422	4,598
Unrealized depreciation on loans
FTI Technologies Holdings, Inc.	Technology	—	(4,125)
Sunshine Media Delaware, LLC	Publishing	—	(1,424)
CCG Consulting, LLC	Business Services	(465)	—
Telecomm South, LLC	Telecommunications	—	(448)
Fawcette Technical Publications Holding	Publishing	(2,161)	—
Other		(257)	—

		(2,883)	(5,997)
Unrealized depreciation on equity investments
Copperstate Technologies, Inc.	Security Alarm	—	(2,230)
Talk America Holdings, Inc.	Telecommunications	(46)	(863)
Working Mother Media, Inc.	Publishing	(1,039)	(777)
ETC Group, LLC	Publishing	—	(748)
IDS Telcom LLC	Telecommunications	(692)	—
Interactive Business Solutions, Inc.	Security Alarm	—	(634)
National Systems Integration	Security Alarm	—	(1,255)
Cleartel	Telecommunications	(734)	—
Other		(94)	(158)

		(2,605)	(6,665)

Total unrealized depreciation on investments		(5,488)	(12,662)
Reversal of unrealized appreciation (depreciation)*
Creatas, L.L.C.	Information Services	(22,138)	—
Interactive Business Solutions, Inc.	Security Alarm	1,826	—
Bridgecom Holdings, Inc.	Telecommunications	(497)	(2,242)
NOW Communications, Inc.	Telecommunications	—	658
Executive Enterprise Institute, LLC	Business Services	190	—
Corporate Legal Times	Publishing	339	—
Other		(375)	—

Total reversal of unrealized appreciation (depreciation)		(20,655)	(1,584)

Net change in unrealized depreciation on investments		$(19,721)	$(9,648)

*	When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

Net Income

Net income totaled $13.1 million for the quarter ended March 31, 2005 compared to $2.1 million for the quarter ended March 31, 2004. The increase in net income is due to the items discussed above.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Cash, Securitization Accounts

At March 31, 2005 and December 31, 2004, we had $50.8 million and $82.7 million, respectively, in cash and cash equivalents. In addition, at March 31, 2005 and December 31, 2004, we had $109.0 million and $79.5 million, respectively, in cash, securitization accounts. Also, at March 31, 2005, we had $1.9 million in cash held in escrow. We invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans. We are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements and to originate loans. As of March 31, 2005, we had no cash in securitization accounts available for originations of loans that meet certain requirements compared to $41.0 million at December 31, 2004. The majority of the $41.0 million was used to originate loans during the first quarter of 2005. Our objective is to maintain sufficient cash on hand to cover current funding requirements, operations and to maintain flexibility as we manage our debt facilities. Borrowed funds that have not yet been invested may negatively impact our earnings until they are invested since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments.

For the first three months of 2005, net cash provided by operating activities totaled $13.7 million, a decrease of $0.5 million over the first three months of 2004. In the first three months of 2005, net cash used in investing and financing activities totaled $45.6 million compared with $36.4 million in the first three months of 2004. The 2005 activity was principally due to higher investment originations in 2005 and an increase in cash securitization accounts used for paydown of principal on debt partially offset by principal payments on loans and issuance of common stock.

Liquidity and Capital Resources

We expect our cash on hand and cash generated from operations, including the portion of the cash in securitization accounts that will be released to us, to be adequate to meet our cash needs at our current level of operations. In order to fund new originations, we intend to use cash on hand, advances under our borrowing facilities and equity financings.

In 2003, we raised $115.9 million of gross proceeds by selling 7,475,000 shares of newly issued common stock. In 2004, we raised $105.4 million of gross proceeds by selling 6,622,155 shares of newly issued common stock. During the first quarter of 2005, we raised $31.5 million of gross proceeds by selling 2,000,000 shares of newly issued common stock. We intend to maintain a shelf registration statement.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of March 31, 2005, this ratio was 226%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets.

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

As of March 31, 2005, we had unused commitments to extend credit to our customers of $26.5 million, which are not reflected on our balance sheet. See “Borrowings” section below for discussion of our borrowing facilities.

Contractual Obligations

The following table shows our significant contractual obligations as of March 31, 2005:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (b)	$453.8	$174.6	$139.0	$112.4	$27.8
Future minimum rental obligations	12.9	1.7	3.3	3.3	4.6

Total contractual obligations	$466.7	$176.3	$142.3	$115.7	$32.4

(a)	This excludes the unused commitments to extend credit to our customers of $26.5 million as discussed above.
(b)	Borrowings under the Warehouse Credit Facility and the Revolving Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities. Repayments of the Series 2001-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Repayments of the Series 2004-1 Notes are based on the contractual maturity of the facility because the required payments are based on principal collections of the loans that comprise the collateral. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

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

Term Securitization 2004-1. On September 30, 2004, we established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397.7 million of loans. The facility is secured by all of the 2004-1 Trust’s commercial loans, and cash held for investment, which totaled $387.6 million and $406.0 million as of March 31, 2005 and December 31, 2004, respectively. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2 and Class B Notes. The Class A-1 Notes, Class A-2 Notes and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The 2004-1 Trust issued $250.5 million of Class A-1 Notes rated Aaa/AAA, $31.5 million of Class A-2 Notes rated Aa1/AAA, and $43.5 million of Class B Notes rated A2/A as rated by Moody’s and Fitch, respectively. As of March 31, 2005 $312.7 million of the Series 2004-1 Notes were outstanding. The Series 2004-1 Class A-1 Notes, Class A-2 Notes and Class B Notes bear interest of LIBOR plus 0.43%, 0.65%, and 1.30%, respectively.

Term Securitization 2001-1. On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “2001-1 Trust”), which issued two classes of Series 2001-1 Notes. The facility is secured by all of the 2001-1 Trust’s commercial loans which were contributed by us and totaled $158.2 million as of March 31, 2005 and $194.3 million as of December 31, 2004. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

In December 2001 the 2001-1 Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A (the “Series 2001-1 Class A Asset Backed Bonds” and “Series 2001-1 Class B Asset Backed Bonds”) as rated by Standard & Poor’s, Moody’s and Fitch, respectively. As of March 31, 2005, $70.7 million of the Series 2001-1 Notes were outstanding and $116.9 million were outstanding as of December 31, 2004. The Series 2001-1 Class A Asset Backed Bonds bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Asset Backed Bonds bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

Senior Secured Credit Facility. On September 10, 2004, we entered into a $25.0 million senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank, A.G. and in February 2005, we increased the aggregate available loan amount under this facility to $50.0 million. All new advances under the credit facility are at the discretion of the lender and each has a maturity of one year from the date of the advance and bears interest at LIBOR plus 2.00% or the prime rate plus 0.50%. The credit facility is secured by a first priority security interest in our tangible and intangible assets subject to certain excluded collateral and certain permitted other liens. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity and a negative pledge. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. As of March 31, 2005, we had $35.0 million outstanding under the credit facility, $10.0 million of which is due in February 2006 and $25.0 million of which is due in April 2006.

Commercial Loan Funding Trust Facility. On November 10, 2004, we established, through MCG Commercial Loan Funding Trust, a $150.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold to the trust by MCG Capital. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and sector diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Advances under the facility bear interest based on a commercial paper rate plus 1.15% and interest is payable monthly. The facility is scheduled to terminate on November 7, 2007, but may be extended under certain circumstances and is subject to annual renewal by the lender. There was no balance outstanding under this facility at March 31, 2005.

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

Warehouse Credit Facility. On January 29, 2004, our wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200 million secured warehouse credit facility with an affiliate of UBS AG. We used the warehouse credit facility to fund our origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, which we securitized using an affiliate of the lender as the exclusive structurer and underwriter or placement agent. Advances under the credit facility bore interest at LIBOR plus 0.50%. The warehouse credit facility operated much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. On September 30, 2004, we paid off the warehouse credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility.

Outstanding Borrowings

At March 31, 2005, we had aggregate outstanding borrowings of $453.8 million. The following table shows the facility amounts and outstanding borrowings at March 31, 2005:

(dollars in millions)	Facility amount	Amount outstanding
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	$237.7	$237.7
Series 2004-1 Class A-2 Asset Backed Bonds	31.5	31.5
Series 2004-1 Class B Asset Backed Bonds	43.5	43.5
Series 2001-1 Class A Asset Backed Bonds	70.7	70.7
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4

Senior Secured Credit Facility	35.0	35.0

Revolving Credit Facility	150.0	—

Total borrowings	$603.8	$453.8

(a)	Excludes the cost of commitment fees and other facility fees.

The weighted average borrowings for the three months ended March 31, 2005 and 2004 was $462.5 million and $278.4 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs, for the three months ended March 31, 2005 and 2004 was 4.11% and 3.04%, respectively. For the above borrowings, the fair value of the borrowings approximates cost.

At December 31, 2004, we had aggregate outstanding borrowings of $467.4 million. The following table shows the facility amounts and outstanding borrowings at December 31, 2004:

(dollars in millions)	Facility amount	Amount outstanding
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	$250.5	$250.5
Series 2004-1 Class A-2 Asset Backed Bonds	31.5	31.5
Series 2004-1 Class B Asset Backed Bonds	43.5	43.5
Series 2001-1 Class A Asset Backed Bonds	81.5	81.5
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4

Senior Secured Credit Facility	25.0	25.0

Revolving Credit Facility	150.0	—

Total borrowings	$617.4	$467.4

(a)	Excludes the cost of commitment fees and other facility fees.

Each debt facility except the Senior Secured Credit Facility are funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Subject to certain minimum equity restrictions and other covenants, including restrictions on which loans we may leverage as collateral, the unused amount under the Commercial Loan Funding Trust totaled $150.0 million at March 31, 2005 and December 31, 2004. See Note 3 to the Consolidated Financial Statements for further discussion of our borrowings.

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

Through March 31, 2005, we have made distributions in excess of our earnings of approximately $42.5 million. In addition, through March 31, 2005, we have net unrealized depreciation on our investments of $38.1 million. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount
April 27, 2005	May 26, 2005	July 28, 2005	0.42
February 23, 2005	March 14, 2005	April 28, 2005	0.42
October 29, 2004	November 19, 2004	January 27, 2005	0.42
July 28, 2004	August 20, 2004	October 28, 2004	0.42
April 22, 2004	May 7, 2004	July 29, 2004	0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42
December 16, 2003	December 31, 2003	January 29, 2004	0.42
August 6, 2003	August 18, 2003	October 30, 2003	0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$6.79

Prior to becoming a business development company, we did not make distributions to our stockholders, but instead retained all of our income. The aggregate dividend of $0.86 per share in December 2001 consisted of a dividend of $0.25 per share for the fourth quarter of 2001 and an additional dividend of $0.61 per share representing the distribution of substantially all of our earnings and profits since inception through December 31, 2001. The aggregate dividend of $0.46 declared in September 2002 consisted of a dividend of $0.43 per share for the first quarter of 2002 and an additional dividend of $0.03 per share which represented the remaining distribution of our earnings and profits since inception through December 31, 2001. The aggregate dividend declared in December 2001 along with the $0.03 dividend declared in September, 2002 were required for us to qualify as a regulated investment company.

A return of capital for federal income tax purposes, which we call a tax return of capital, of $0.53 per share occurred with respect to the fiscal year ended December 31, 2004. Each year a statement on Form 1099-DIV identifying the source of the dividend (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a tax return of capital to our stockholders.

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

In the first quarter of 2004, as part of a review of our executive compensation, the compensation committee of our Board of Directors agreed with certain of our executive officers to allow the forfeiture restrictions to lapse with respect to their Tier I and Tier II shares immediately upon full repayment of the partially nonrecourse promissory notes that are secured by the restricted stock. In addition, the compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares through their respective amended and restated restricted stock agreements. The expense associated with the modifications totaled $5.8 million for 2004, of which $4.0 million was expensed in the first quarter of 2004.

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

Income Recognition

Interest on commercial loans is recognized when earned and is computed by methods that generally result in level rates of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

Paid-in-Kind Interest

We include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. We will cease accruing PIK if we do not expect the customer to be able to pay all principal and interest due. In certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $17.3 million or 1.9% of our portfolio of investments as of March 31, 2005 and $17.3 million or 2.0% of our portfolio of investments as of December 31, 2004.

PIK related activity for the three months ended March 31, 2005 was as follows:

(in millions)	Three Months Ended March 31, 2005
Beginning PIK loan balance	$17.3
PIK interest earned during the period	3.2
Principal payments of cash on PIK loans	(3.2)

Ending PIK loan balance	$17.3

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers had been applied first to any PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $4.4 million of payments would have been applied against the March 31, 2005 PIK loan balance of $17.3 million and an additional $5.8 million of payments would have been applied against the December 31, 2004 PIK loan balance of $17.3 million.

As of March 31, 2005, 85.6% of the $17.3 million of PIK loans outstanding have an investment rating of 3 or better and as of December 31, 2004, 87.5% of the $17.3 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements is separately identified in our consolidated statements of cash flows.

Dividends

Certain of our equity investments have stated accruing dividend rates. We accrue dividends on our equity investments as they are earned to the extent there is sufficient value to support the ultimate payment of those dividends.

Dividend related activity for the three months ended March 31, 2005 was as follows:

(in millions)	Three Months Ended March 31, 2005
Beginning accrued dividend balance	$5.4
Dividend income earned during the period	3.2
Payment of previously accrued dividends	(5.4)

Ending accrued dividend balance	$3.2

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $10.7 million and $12.5 million of unearned income as of March 31, 2005 and December 31, 2004, respectively.

Unearned fee activity for the three months ended March 31, 2005 and year ended December 31, 2004 was as follows:

	Three Months Ended March 31,			Year Ended December 31, 2004
(in millions)	Cash Received	Equity Interest and Future Receivables	Total	Cash Received	Equity Interest and Future Receivables	Total
Beginning unearned income balance	$5.0	$7.5	$12.5	$5.6	$10.8	$16.4
Additional fees	1.1	—	1.1	2.8	2.3	5.1
Unearned income recognized	(0.7)	(2.1)	(2.8)	(3.0)	(5.6)	(8.6)
Unearned fees applied against loan balance (a)	(0.1)	—	(0.1)	(0.4)	—	(0.4)

Ending unearned income balance	$5.3	$5.4	$10.7	$5.0	$7.5	$12.5

(a)	When a loan is paid off at an amount below our cost basis, we apply any fees received that have not been recognized as income against the outstanding loan amount to reduce the cost basis, which has the effect of reducing any realized loss.

Other Fees

In certain investment transactions, we may perform consulting or advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is often when an investment transaction closes.

Valuation of Investments

Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value a substantial portion of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At March 31, 2005, approximately 84% of our total assets represented investments of which approximately 89% are recorded at fair value and approximately 11% are valued at market value based on readily ascertainable public market quotes at March 31, 2005. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties equaling $543.4 million at March 31, 2005 and $536.5 million at December 31, 2004. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Recent Development

On April 21, 2005, we established, through MCG Commercial Loan Trust 2005-1, a $100 million warehouse credit facility with an affiliate of UBS AG.

The warehouse credit facility allows MCG Commercial Loan Trust 2005-1 to borrow up to $100 million subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2005-1, including commercial loans sold by us to the trust, and the lender has partial recourse to MCG Capital.

We intend to use the warehouse credit facility to fund our origination and purchase of a diverse pool of loans that will collateralize a potential future term securitization. Advances under the facility bear interest based on LIBOR plus 0.50% and interest is payable monthly. The facility is scheduled to terminate on November 30, 2005, may be extended under certain circumstances, and may be canceled by the lender for cause.

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

Prior to our initial public offering in December 2001, we had not operated as a business development company under the Investment Company Act of 1940, or the 1940 Act, or as a regulated investment company under Subchapter M of the Internal Revenue Code. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. In addition, prior to our initial public offering, our management had no prior experience managing a business development company or regulated investment company. We cannot assure you that we will be able to operate successfully as a business development company and a regulated investment company.

Because there is generally no established market for which to value our investments, our board of directors’ determination of the value of our investments may differ materially from the values that a ready market or third party would attribute to these investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board. We are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that we believe has decreased in value. Because there is typically no public market for the loans and equity securities of the companies in which we invest, our board will determine the fair value of these loans and equity securities on a quarterly basis pursuant to our valuation policy. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that have been used had a ready market existed for the investment and the differences could be material.

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

Currently our customer base is primarily in the communications, information services, media, technology, software and business services, industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value often is vested in intangible assets and intellectual property. These customers can experience adverse business conditions or risks related to their industries.

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

Our financial results could be negatively affected if Broadview Networks Holdings, Inc. fails to perform as expected.

At March 31, 2005, our largest portfolio investment was Broadview Networks Holdings, Inc. (“Broadview”), which totaled $78.4 million at value, or 9% of the fair value of our investments. In connection with the merger between Bridgecom Holdings, Inc. and Broadview, which closed during January 2005, we acquired debt securities in the newly merged entity with a cost basis of $34.5 million and preferred securities with a current cost basis of $43.9 million in the newly merged entity. The preferred securities entitle us to a preferred claim of approximately $90.0 million, plus dividends, which will accumulate at an annual rate of 12% on our preferred claim. We expect to recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends will be dependent upon the performance of the combined entity. Our financial results could be negatively affected if this portfolio company fails to perform as expected.

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

As of March 31, 2005, we had $418.8 million of outstanding borrowings under our debt facilities As a result, our current financial structure has a high proportion of debt and our debt service is substantial. As of March 31, 2005, the weighted average annual interest rate on all of our outstanding borrowings was 3.48%. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2005 total assets of at least 1.48%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and we do not hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $233.8 million as of March 31, 2005.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At March 31, 2005, this ratio was approximately 226%.

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

In accordance with generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income in advance of receiving cash payment, and are separately identified on our consolidated statements of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain regulated investment company tax treatment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

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

Our future success depends to a significant extent on the continued services of Bryan J. Mitchell, our Chief Executive Officer, Steven F. Tunney, our President and Chief Operating Officer, B. Hagen Saville, one of our Executive Vice Presidents, and Robert J. Merrick, our Chief Credit Officer, as well as other key personnel. The loss of any of these key employees would likely have a significant detrimental effect on our business. In addition, if any two of Mr. Mitchell, Mr. Saville, Mr. Tunney or Mr. Merrick cease to be actively involved in our management, the lender under one of our warehouse financing facilities could, absent a waiver or cure, replace us as the servicer of the loans and declare a default. In addition, if any two of Mr. Mitchell, Mr. Tunney or Mr. Saville cease to be an executive officer of MCG actively involved in the management of MCG, the lender of our Senior Secured Credit Facility could, absent a waiver or cure, declare a default.

Fluctuations in interest rates could adversely affect our income.

A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 78% of the loans in our portfolio, based on amounts outstanding at cost as of March 31, 2005, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 22% were at fixed rates. From October 1, 2003 to March 31, 2005, three-month LIBOR has increased from 1.15% to 3.12%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Over 71% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 41% of our loan portfolio has a LIBOR floor, at various levels. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR. At March 31, 2005, the yield on our accruing loan and equity investments, which includes dividend income and loan fees, exceeded the March 31, 2005 90-day LIBOR by 9.9%.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$159.4		$160.4
Money Market Rate	2.0		—
Prime Rate	48.9		38.8
30-Day LIBOR	25.3		43.6
60-Day LIBOR	42.7		7.1
90-Day LIBOR	457.4	$453.8	514.7	$467.4
180-Day LIBOR	23.2		34.0
Fixed Rate	172.2		122.3

Total	$931.1	$453.8	$920.9	$467.4

Based on our March 31, 2005 balance sheet, the following table shows the impact of base rate changes in interest rates assuming no changes in our investment and borrowing structure. The impact of an additional 100 basis point increase is different from the first 100 basis point increase due to the imposition of LIBOR floors.

(dollars in millions)

Basis Point Change	Interest Income	Interest Expense	Net Income
(100)	$(6.9)	$(4.5)	$(2.4)
100	$7.7	$4.5	$3.2
200	$15.3	$9.1	$6.2
300	$23.0	$13.6	$9.4

Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this strategy on an ongoing basis.

Item 4.    Controls and Procedures

(a)	As of the end of the period covered by this report, MCG carried out an evaluation, under the supervision and with the participation of MCG’s management, including MCG’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of MCG’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer, the Chief Financial Officer and Chief Accounting Officer have concluded that MCG’s current disclosure controls and procedures are effective in timely alerting them of material information relating to MCG that is required to be disclosed by MCG in the reports it files or submits under the Securities Exchange Act of 1934.

(b)	There have been no changes in MCG’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, MCG’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, MCG issued a total of 1,505 shares of common stock under its dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering proceeds for the shares of common stock sold under the dividend reinvestment plan were approximately $24 thousand. The proceeds were used for general corporate purposes.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Document

10.71	*	Credit and Warehouse Agreement, dated as of April 21, 2005, among USB AG, Stamford Branch, MCG Commercial Loan Trust 2005-1 and MCG Capital Corporation.

10.72	*

Pledge, Security and Custody Agreement by and among MCG Commercial Loan Trust 2005-1, MCG Finance VI, LLC, MCG Capital Corporation, UBS AG, Stamford Branch, and Wells Fargo Bank, National Association, dated as of April 21, 2005.

10.73	*	Master Conveyance Assignment, dated as of April 21, 2005 among MCG Capital Corporation, MCG Finance VI, LLC, and MCG Commercial Loan Trust 2005-1.

10.74	*

First Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, Sun Trust Capital Markets, Inc. and Wells Fargo Bank, National Association, dated as of May 2, 2005.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	*	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2005.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer

By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell Chief Financial Officer

By:	/s/ JOHN C. WELLONS
John C. Wellons Chief Accounting Officer