Form 10-Q
period 2005-06-30
MCG CAPITAL CORP
filed 2005-08-04
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 2, 2005 was 49,924,868

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share and other data)	2005	2004	2005	2004
Income Statement Data:
Operating income	$30,158	$22,784	$58,273	$44,989
Net operating income before investment gains and losses	16,430	12,474	30,921	22,315
Net income	19,880	17,643	32,938	19,740

Per Common Share Data:
Net operating income before investment gains and losses per common share basic and diluted	0.35	0.31	0.67	0.58
Earnings per common share—basic and diluted	0.42	0.44	0.71	0.51
Net asset value per common share at period end	12.45	12.09	12.45	12.09
Cash dividends declared per common share	0.42	0.42	0.84	0.84

Selected Period-End Balances:
Total investments	$924,968	$758,948
Total assets	1,114,429	866,709
Borrowings	461,692	322,806

Other data (at period-end):
Number of portfolio companies	97	91
Number of employees	122	100

Item 1.    Financial Statements (unaudited)

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$90,260	$82,732
Cash, securitization accounts	84,416	79,473
Cash, restricted	1,976	—
Investments at fair value
Commercial loans, (cost of $802,252 and $767,282, respectively)	792,013	760,489
Investments in equity securities, (cost of $163,009 and $131,472, respectively)	132,955	119,911

Total investments	924,968	880,400
Unearned income on commercial loans	(9,428)	(12,529)

Total investments net of unearned income	915,540	867,871
Interest receivable	6,382	5,729
Other assets	15,855	17,706

Total assets	$1,114,429	$1,053,511

Liabilities
Borrowings	$461,692	$467,400
Interest payable	3,224	2,925
Dividends payable	19,885	19,043
Other liabilities	8,855	9,930

Total liabilities	493,656	499,298

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 200,000 shares on June 30, 2005 and 100,000 on December 31, 2004, 49,845 issued and outstanding on June 30, 2005 and 45,342 issued and outstanding on December 31, 2004	498	453
Paid-in capital	710,047	640,879
Distributions in excess of net realized earnings:
Paid-in Capital	(28,998)	(28,998)
Other	(10,760)	(27,780)
Net unrealized depreciation on investments	(40,293)	(18,354)
Stockholder loans	(4,591)	(4,601)
Unearned compensation—restricted stock	(5,130)	(7,386)

Total stockholders’ equity	620,773	554,213

Total liabilities and stockholders’ equity	$1,114,429	$1,053,511

Net asset value per common share at period end	$12.45	$12.22

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$18,551	$12,856	$32,785	$25,176
Affiliate investments (5% to 25% owned)	1,447	767	2,824	1,652
Control investments (more than 25% owned)	6,850	5,170	15,832	10,454

Total interest and dividend income	26,848	18,793	51,441	37,282
Fees and other income
Non-affiliate investments (less than 5% owned) and other income	2,947	2,489	6,184	4,108
Control investments (more than 25% owned)	363	1,502	648	3,599

Total fees and other income	3,310	3,991	6,832	7,707

Total operating income	30,158	22,784	58,273	44,989

Operating expenses
Interest expense	4,953	2,065	9,637	4,168
Employee compensation:
Salaries and benefits	4,479	3,343	9,235	6,228
Long-term incentive compensation	1,644	2,128	3,326	7,679

Total employee compensation	6,123	5,471	12,561	13,907
General and administrative expense	2,652	2,774	5,154	4,599

Total operating expenses	13,728	10,310	27,352	22,674

Net operating income before investment gains and losses	16,430	12,474	30,921	22,315

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	3,496	84	3,597	1,988
Affiliate investments (5% to 25% owned)	2,203	—	2,013	—
Control investments (more than 25% owned)	(31)	(7,658)	18,346	(7,658)

Total net realized gains (losses) on investments	5,668	(7,574)	23,956	(5,670)
Net change in unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	229	3,368	1,184	(125)
Affiliate investments (5% to 25% owned)	1,458	(1,947)	2,188	(3,367)
Control investments (more than 25% owned)	(3,905)	11,322	(25,311)	6,587

Total net change in unrealized appreciation (depreciation) on investments	(2,218)	12,743	(21,939)	3,095

Net investment gains (losses)	3,450	5,169	2,017	(2,575)

Net income	$19,880	$17,643	$32,938	$19,740

Earnings per common share basic and diluted	$0.42	$0.44	$0.71	$0.51
Cash dividends declared per common share	$0.42	$0.42	$0.84	$0.84
Weighted average common shares outstanding	47,143	39,650	46,131	38,736
Weighted average common shares outstanding and dilutive common stock equivalents	47,185	39,680	46,172	38,804

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004

Operating activities
Net income	$32,938	$19,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	429	482
Amortization of restricted stock awards	2,256	6,531
Amortization of deferred debt issuance costs	1,306	670
Net realized (gains) losses on investments	(23,956)	5,670
Net change in unrealized depreciation (appreciation) on investments	21,939	(3,095)
Decrease (increase) in cash, securitization accounts from interest collections	4,876	(237)
(Increase) decrease in interest receivable	(675)	714
(Increase) decrease in accrued payment-in-kind interest and dividends	(8,311)	1,694
Decrease in unearned income	(1,479)	(3,999)
Decrease (increase) in other assets	1,176	(2,977)
Increase (decrease) in interest payable	299	(317)
(Decrease) increase in other liabilities	(2)	2,264

Net cash provided by operating activities	30,796	27,140

Investing activities
Originations, draws and advances on loans	(188,905)	(157,194)
Principal payments on loans	146,594	82,301
Purchase of equity investments	(17,521)	(12,861)
Proceeds from sales of equity investments	21,257	10,445
Purchase of premises, equipment and software	(124)	(437)

Net cash used in investing activities	(38,699)	(77,746)

Financing activities
Net proceeds from borrowings	21,019	18,811
(Increase) decrease in cash, securitization accounts for paydown of principal on debt	(36,546)	2,371
Payment of financing costs	(175)	(1,129)
Dividends paid	(38,090)	(32,535)
Issuance of common stock, net of costs	69,218	61,281
Repayment of loans to officers/shareholders	5	154

Net cash used in financing activities	15,431	48,953

Increase in cash and cash equivalents	7,528	(1,653)
Cash and cash equivalents at beginning of period	82,732	60,072

Cash and cash equivalents at end of period	$90,260	$58,419

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2005

(Dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	June 30, 2005
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Control investments: Majority-owned (3):

Broadview Networks Holdings, Inc. (2) (9)	Telecommunications	Subordinated Debt (12.0%, Due 12/09)		$40,472	$40,472
		Series A Preferred Stock (89,153 shares)	49.1%	46,524	46,524
		Common Stock (2,228,937 shares)	33.8%	—	—

ClearTel Communications, Inc. (2) (13)	Telecommunications	Senior Debt (7.3%, Due 6/09)		25,000	25,000
		Subordinated Debt (13.3%, Due 6/09)		9,073	9,073
		Preferred Stock (46,718 shares)	98.9%	39,470	29,541
		Common Stock (9 shares)	0.0%	540	—
		Warrants to purchase Common Stock		—	—
		Guaranty ($5,257)

Copperstate Technologies, Inc.	Security Alarm	Senior Debt (11.0%, Due 9/07)		1,271	1,271
		Class A Common Stock (20,000 shares)	93.0%	2,000	2,307
		Class B Common Stock (10 shares)	0.0%	—	—
		Warrants to purchase Class B Common Stock	93.7%	—	—
		Standby Letter of Credit ($1,000)

Crystal Media Network, LLC (6)	Broadcasting	Senior Debt (10.3%, Due 5/06)		1,006	1,006
		LLC Interest	100.0%	6,132	2,285
		Guaranty ($65)

Midwest Tower Partners, LLC (2)	Telecommunications	Subordinated Debt (14.0%, Due 2/07)		16,471	16,471
		Preferred LLC Interest	91.0%	1,977	1,977
		Common LLC Interest	79.2%	201	3,012

Superior Publishing Corporation (2)	Newspaper	Senior Debt (8.0%, Due 12/06)		20,759	20,759
		Subordinated Debt (20.0%, Due 12/06)		20,296	20,296
		Preferred Stock (7,999 shares)	100.0%	7,999	9,338
		Common Stock (100 shares)	100.0%	365	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2005

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	June 30, 2005
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Telecomm South, LLC (6)	Telecommunications	Senior Debt (12.0%, Due 7/05)		$2,620	$400
		LLC Interest	100.0%	11	—

UMAC, Inc. (6)	Publishing	Common Stock (100 shares)	100.0%	10,062	25

Working Mother Media, Inc. (6)	Publishing	Senior Debt (6.5%, Due 6/06)		8,326	8,326
		Class A Preferred Stock (12,497 shares)	99.2%	12,497	3,728
		Class B Preferred Stock (1 share)	100.0%	1	—
		Class C Preferred Stock (1 share)	100.0%	1	—
		Common Stock (510 shares)	51.0%	1	—
		Guaranty ($1,012)

Total Control investments: Majority-owned				273,075	241,811

Control investments: Non-majority owned (4):

ETC Group, LLC (6)	Publishing	Series A LLC Interest	100.0%	270	104
		Series C LLC Interest	100.0%	100	—

Fawcette Technical Publications Holding (2)	Publishing	Senior Debt (13.5%, Due 12/06)		12,545	12,545
		Subordinated Debt (13.9%, Due 12/06)		4,683	1,743
		Series A Preferred Stock (8,473 shares)	100.0%	2,569	—
		Common Stock (5,010,379 shares)	36.0%	—	—

National Systems Integration, Inc. (6) (7)	Security Alarm	Senior Debt (8.5%, Due 12/06)		910	—
		Class B-2 Preferred Stock (500,000 shares)	100.0%	4,409	—
		Common Stock (460,000 shares)	46.0%	—	—

Platinum Wireless, Inc.	Telecommunications	Senior Debt (8.0%, Due 6/06)		615	615
		Common Stock (2,937 shares)	37.0%	4,640	4,092
		Option to purchase Common Stock	1.5%	272	52

Total Control investments: Non-majority-owned				31,013	19,151

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2005

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	June 30, 2005
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Affiliate investments (5):

All Island Media, Inc.	Newspaper	Senior Debt (14.3%, Due 9/08)		$6,287	$6,287
		Common Stock (500 shares)	8.6%	500	890

iVerify. US Inc. (14)	Security Alarm	Senior Debt (8.0%, Due 4/06)		75	75
		Common Stock (20 shares)	20.0%	550	4

On Target Media, LLC	Publishing	Senior Debt (9.5%, Due 9/09)		20,000	20,000
		Subordinated Debt (16.0%, Due 3/10)		10,738	10,738
		Class A LLC Interest	6.8%	1,508	1,485
		Class B LLC Interest	16.9%	—	—

Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (12.1%, Due 12/07)		12,053	9,680
		Class A LLC Interest	12.8%	564	—
		Warrants to purchase Class B LLC interest	100.0%	—	—

ViewTrust Technology, Inc. (6)	Technology	Common Stock (75 shares)	7.5%	1	6

Total Affiliate investments				52,276	49,165

Non-affiliate investments (less than 5% owned):

Allen’s TV Cable Service, Inc.	Cable	Senior Debt (11.2%, Due 6/11)		7,130	7,130
		Subordinated Debt (12.6%, Due 6/11)		2,000	1,879

Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (10.0%, Due 12/08)		4,000	4,000

Auto Europe, LLC	Equipment Leasing	Senior Debt (12.3%, Due 12/07)		3,592	3,592

B & H Education, Inc. (2)	Beauty Shops	Senior Debt (9.5%, Due 3/10)		4,000	4,000
		Preferred Stock ( 5,384 shares)	4.1%	1,000	1,000

Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (9.4%, Due 9/11)		5,899	5,899

BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (11.1%, Due 3/10)		10,000	10,000

Boucher Communications, Inc. (2)	Publishing	Senior Debt (8.8%, Due 6/07)		800	800
		Stock Appreciation Rights	5.0%	—	409

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2005

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	June 30, 2005
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Builders First Source, Inc.	Building & Development	Senior Debt (6.1%, Due 8/11)		$2,000	$2,020

Cambridge Information Group, Inc. (2)	Information Services	Senior Debt (7.7%, Due 6/07-6/10)		19,125	19,125

CCG Consulting, LLC (6)	Business Services	Senior Debt (10.9%, Due 6/05)		1,369	411
		Warrants to purchase Common Stock	21.4%	—	—

CEI Holdings, Inc.	Cosmetics/Toiletries	Subordinated Debt (9.8%, Due 12/11)		2,377	2,330

Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (5.4%, Due 7/10)		1,778	1,802

Community Media Group, Inc. (2)	Newspaper	Senior Debt (8.3%, Due 9/10)		23,019	23,019

Creative Loafing, Inc. (2)	Newspaper	Senior Debt (10.0%, Due 6/10)		19,400	19,400

Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (12.7%, Due 3/09-6/10)		8,867	8,867

Cruz Bay Publishing, Inc. (2)	Publishing	Senior Debt (10.2%, Due 12/06)		6,405	6,405
		Subordinated Debt (19.5%, Due 12/06)		11,008	11,008

D&B Towers, LLC	Telecommunications	Senior Debt (13.2%, Due 6/08)		4,791	4,791

dick clark productions, inc.	Broadcasting	Subordinated Debt (18.3%, Due 7/08)		18,671	18,671
		Warrants to purchase Common Stock	5.3%	858	1,156
		Common Stock (235,700 shares)	0.5%	210	119

The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%	88	37

Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (8.9%, Due 3/10-9/10)		12,824	12,824
		Subordinated Debt (16.0%, Due 3/11)		8,586	8,586

Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (10.2%, Due 12/12)		5,000	4,900

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2005

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	June 30, 2005
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

GCA Services Group, Inc.	Commercial Services	Subordinated Debt (11.2%, Due 11/09)		$10,000	$10,000

GoldenSource Holdings Inc. (2) (12)	Technology	Senior Debt (7.7%, Due 9/08)		17,000	17,000
		Warrants to purchase Common Stock	4.2%	—	—

The Hillman Group, Inc.	Home Furnishings	Senior Debt (6.7%, Due 3/11)		5,925	6,010

Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (8.4%, Due 3/11)		4,785	4,370

I-55 Internet Services, Inc.	Telecommunications	Senior Debt (16.1%, Due 12/06)		1,795	1,795
		Warrants to purchase Common Stock	20.0%	366	284

Images.com, Inc.	Information Services	Senior Debt (12.5%, Due 12/07)		2,871	2,871

Information Today, Inc. (2)	Information Services	Senior Debt (9.5%, Due 9/08)		8,015	8,015

Instant Web, Inc.	Direct Mail Advertiser	Senior Debt (6.7%, Due 2/11)		4,988	5,050

Jeffrey A. Stern (6)	Other	Senior Debt (0.0%, Due 4/06)		40	40

Jenzabar, Inc. (2)	Technology	Senior Debt (11.5%, Due 4/09)		12,000	12,000
		Subordinated Debt (18.0%, Due 4/09-4/12)		7,317	7,317
		Senior Preferred Stock (5,000 shares)	100.0%	5,556	5,556
		Subordinated Preferred Stock (109,800 shares)	100.0%	1,098	1,098
		Warrants to purchase Common Stock	18.2%	422	2,638

The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (6.3%, Due 12/11)		8,025	8,025

Jupitermedia Corporation (10)	Information Services	Common Stock (188,173 shares)	0.5%	2,682	3,066

Knowledge Learning Corporation	Healthcare	Senior Debt (6.0%, Due 1/12)		5,733	5,774

The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt (8.5%, Due 3/06)		9,068	9,068

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2005

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	June 30, 2005
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Lakeland Finance, LLC	Leisure Activities	Senior Debt (7.1%, Due 9/09)		$3,506	$3,506
		Subordinated Debt (11.2%, Due 9/10)		1,500	1,500

Le-Nature’s, Inc.	Beverage and Tobacco	Senior Debt (6.7%, Due 6/10)		2,970	3,007

Maidenform, Inc.	Clothing/Textiles	Senior Debt (6.0%, Due 5/10)		4,448	4,487

Managed Health Care Associates, Inc.	Drugs	Senior Debt (9.3%, Due 6/09-6/10)		4,653	4,653

Metropolitan Telecommunications Holding Company (2)	Telecommunications	Senior Debt (9.6%, Due 9/10)		22,000	22,000
		Subordinated Debt (13.5%, Due 9/10)		10,929	10,929
		Warrants to purchase Common Stock	20.4%	1,843	4,011

MedAssets, Inc.	Healthcare	Senior Debt (7.8%, Due 3/07)		3,461	3,479
		Subordinated Debt (13.1%, Due 3/08)		2,500	2,519

The Meow Mix Company	Food Products	Senior Debt (7.3%, Due 10/09)		3,692	3,692

Michael May	Security Alarm	Senior Debt (12.0%, Due 2/08)		450	450

MicroDental Laboratories (2)	Healthcare	Senior Debt (8.7%, Due 5/11-11/11)		12,000	12,000
		Subordinated Debt (12.0%, Due 5/12)		6,022	6,022

MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (8.0%, Due 3/10-9/10)		14,300	14,300
		Subordinated Debt (12.0%, Due 3/11)		9,057	9,057

Miles Media Holding, Inc. (2)	Publishing	Senior Debt (8.9%, Due 6/12)		8,500	8,500
		Subordinated Debt (14.4%, Due 12/12)		4,000	4,000
		Warrants to purchase Common Stock	19.6%	439	808

Minnesota Publishers, Inc. (2)	Newspaper	Senior Debt (7.1%, Due 6/13)		8,637	8,637

Monotype Imaging Holdings Corp. (2)	Technology	Senior Debt (7.0%, Due 11/09)		4,405	4,405

MultiPlan, Inc.	Insurance	Senior Debt (6.2%, Due 3/09)		3,472	3,513

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2005

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis(1)	June 30, 2005
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Nalco Company	Ecological Services	Senior Debt (5.4%, Due 11/10)		$4,162	$4,232

National Product Services, Inc.	Business Services	Subordinated Debt (14.0%, Due 6/07)		10,225	10,225

New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock	0.4%	—	—
New Vision Broadcasting, LLC (2)	Broadcasting	Senior Debt (10.1%, Due 9/09)		3,170	3,170

Nii Communications, Inc. (2)	Telecommunications	Senior Debt (14.4%, Due 7/05)		7,973	7,973
		Common Stock (100,000 shares)	2.8%	400	211
		Warrants to purchase Common Stock	36.5%	1,218	2,308

OMP, Inc.	Drugs	Senior Debt (8.6%, Due 1/10-1/11)		8,044	8,044

PartMiner, Inc. (2)	Information Services	Senior Debt (13.9%, Due 6/09)		6,146	6,146

Powercom Corporation (2)	Telecommunications	Senior Debt (12.0%, Due 12/06)		1,971	1,971
		Warrants to purchase Class A Common Stock	30.7%	286	242

Professional Paint, Inc.	Chemicals/Plastics	Senior Debt (6.8%, Due 9/10-9/11)		3,369	3,419

R.R. Bowker, LLC (2)	Information Services	Senior Debt (10.4%, Due 12/09)		14,300	14,300

Republic National Cabinet Corporation	Cabinet Maker	Senior Debt (7.9%, Due 6/09)		3,802	3,802
		Subordinated Debt (11.6%, Due 6/09)		5,000	5,000

Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (10.5%, Due 11/09)		12,000	12,000

Sheridan Healthcare, Inc.	Healthcare	Senior Debt (6.5%, Due 11/10)		2,925	2,971

Sterigenics International, Inc.	Healthcare	Senior Debt (6.4%, Due 6/11)		4,950	5,012

Stonebridge Press, Inc. (2)	Newspaper	Senior Debt (7.8%, Due 9/09)		5,208	5,208

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2005

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	June 30, 2005
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Stratford School Holdings, Inc. (2)	Education	Senior Debt (8.4%, Due 6/11)		$6,500	$6,500
		Subordinated Debt (14.0%, Due 12/11)		6,517	6,517
		Preferred Stock (10,000 shares)	13.3%	1,000	1,000
		Warrants to purchase Common Stock	100.0%	67	63

Survey Sampling International, LLC	Research	Senior Debt (7.2%, Due 5/11)		4,000	4,023

SXC Health Solutions, Inc. (2)	Technology	Senior Debt (12.0%, Due 12/10)		13,600	13,600
		Common Stock (1,111,111 shares)	1.9%	1,235	1,370

Talk America Holdings, Inc. (6)	Telecommunications	Warrants to purchase Common Stock	0.7%	25	399

Team Express, Inc.	Specialty Retail	Senior Debt (9.7%, Due 12/09-12/10)		14,250	14,250
		Subordinated Debt (15.0%, Due 6/11)		7,121	7,121

Tippmann Sports, LLC	Leisure Goods	Senior Debt (9.3%, Due 6/09)		7,526	7,526

U. S. I. Holdings Corporation	Insurance	Senior Debt (5.7%, Due 8/08)		2,985	2,996

VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%	500	—

VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (9.7%, Due 12/07-6/10)		9,110	9,110
		Unsecured Convertible Preferred Subordinated Notes (11.0%, Due 6/15 )	16.5%	1,000	1,000

Waddington North America, Inc.	Containers & Glass	Senior Debt (8.3%, Due 4/11)		4,750	4,585

Wicks Business Information, LLC	Publishing	Unsecured Notes (6.3%, Due 2/08)		206	206

Wiesner Publishing Company, LLC (2)(6)	Publishing	Warrants to purchase membership interest in LLC	15.0%	406	1,810

Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (11.1%, Due 6/11)		6,000	6,090

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2005

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis(1)	June 30, 2005
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

WirelessLines II, Inc.	Telecommunications	Senior Debt (8.0%, Due 4/07)		$259	$259

Witter Publishing Co., Inc. (6)	Publishing	Senior Debt (10.0%, Due 12/05)		1,278	550
		Warrants to purchase Common Stock	20.0%	146	—

Total Non-affiliate investments				608,897	614,841

Total Investments				965,261	924,968
Unearned income				(9,428)	(9,428)

Total Investments net of unearned income				$955,833	$915,540

Call options written (included in Other Liabilities in the Consolidated Balance Sheets)

Metropolitan Telecommunications Holding Company	Telecommunications	Call Options Written		$575	$575

Total Call Options Written				$575	$575

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2004
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Control investments: Majority-owned (3):

Bridgecom Holdings, Inc. (2) (8) (9)	Telecommunications	Senior Debt (11.7%, Due 8/05-8/07)		$23,634	$23,634
		Preferred Stock (36,444 shares)	100.0%	40,923	41,420
		Common Stock (947,880 shares)	100.0%	—	—

ClearTel Communications, Inc. (2) (13)	Telecommunications	Senior Debt (11.3%, Due 7/05)		23,723	23,723
		Subordinated Debt (11.3%, Due 7/05)		2,863	2,863
		Preferred Stock (120,000 shares)	100.0%	9,196	—
		Common Stock (9 shares)	100.0%	540	—
		Guaranty ($158)

Copperstate Technologies, Inc.	Security Alarm	Senior Debt (11.0%, Due 9/05)		1,060	1,060
		Class A Common Stock (20,000 shares)	93.0%	2,000	1,823
		Class B Common Stock (10 shares)	0.0%	—	—
		Warrants to purchase Class B Common Stock	97.3%	—	—
		Guaranty ($1,000)

Corporate Legal Times LLC	Publishing	Senior Debt (17.0%, Due 12/04)		4,625	4,625
		Subordinated Debt (18.0%, Due 12/04)		1,444	1,419
		LLC Interest	90.6%	313	—

Crystal Media Network, LLC (6)	Broadcasting	Senior Debt (9.2%, Due 5/06)		1,060	1,060
		LLC Interest	100.0%	6,132	4,802

Interactive Business Solutions, Inc. (14)	Security Alarm	Senior Debt (8.0%, Due 4/06)		75	75
		Common Stock (100 shares)	100.0%	2,750	432

Midwest Tower Partners, LLC (2)	Telecommunications	Subordinated Debt (14.0%, Due 2/07)		16,143	16,143
		Preferred LLC Interest	91.0%	1,770	1,770
		Common LLC Interest	79.2%	201	201

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2004
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Superior Publishing Corporation (2)	Newspaper	Senior Debt (7.5%, Due 12/06)		$20,759	$20,759
		Subordinated Debt (20.0%, Due 12/06)		20,405	20,405
		Preferred Stock (7,999 shares)	100.0%	7,999	8,975
		Common Stock (100 shares)	100.0%	365	494

Telecomm South, LLC (6)	Telecommunications	Senior Debt (12.0%, Due 7/05)		2,850	748
		LLC Interest	100.0%	11	—

UMAC, Inc. (6)	Publishing	Common Stock (100 shares)	100.0%	10,133	47

Working Mother Media, Inc. (6)	Publishing	Senior Debt (6.0%, Due 12/05)		7,526	7,526
		Class A Preferred Stock (11,497 shares)	99.2%	11,497	4,796
		Class B Preferred Stock (1 share)	100.0%	1	—
		Class C Preferred Stock (1 share)	100.0%	1	—
		Common Stock (510 shares)	51.0%	1	—
		Guaranty ($1,191)

Total Control investments: Majority-owned				220,000	188,800

Control investments: Non-majority owned (4):

Creatas, L.L.C. (2) (10)	Information Services	Senior Debt (8.3%, Due 3/08)		19,331	19,331
		Investor Class LLC Interest	100.0%	1,273	23,411
		Guaranty ($501)

ETC Group, LLC	Publishing	Senior Debt (9.0%, Due 6/08)		1,200	1,200
		Series A LLC Interest	100.0%	650	—
		Series C LLC Interest	100.0%	100	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2004
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Fawcette Technical Publications Holding (2)	Publishing	Senior Debt (12.6%, Due 12/06)		$12,545	$12,545
		Subordinated Debt (12.6%, Due 12/06)		3,940	3,940
		Series A Preferred Stock (8,473 shares)	100.0%	2,569	—
		Common Stock (5,010,379 shares)	36.0%	—	—

National Systems Integration, Inc. (6) (7)	Security Alarm	Senior Debt (8.5%, Due 12/06)		910	—
		Class B-2 Preferred Stock (500,000 shares)	100.0%	4,409	—
		Common Stock (460,000 shares)	46.0%	—	—

Platinum Wireless, Inc.	Telecommunications	Senior Debt (8.0%, Due 6/06)		777	777
		Common Stock (2,937 shares)	37.0%	4,640	4,168
		Option to purchase Common Stock	1.5%	272	84

Total Control investments: Non-majority-owned				52,616	65,456

Affiliate investments (5):

All Island Media, Inc.	Newspaper	Senior Debt (13.5%, Due 9/08)		6,800	6,800
		Common Stock (500 shares)	8.6%	500	500

Executive Enterprise Institute, LLC (6)	Business Services	LLC Interest	10.0%	301	111

On Target Media, LLC	Publishing	Senior Debt (8.6%, Due 9/09)		20,000	20,000
		Subordinated Debt (15.1%, Due 3/10)		10,243	10,243
		Class A LLC Interest	6.8%	1,508	1,508
		Class B LLC Interest	16.9%	—	—

Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (12.0%, Due 12/07)		12,563	8,563
		Class A LLC Interest	12.8%	564	—
		Warrants to purchase Class B LLC interest	100.0%	—	—

ViewTrust Technology, Inc. (6)	Technology	Common Stock (75 shares)	7.5%	1	3

Total Affiliate investments				52,480	47,728

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Non-affiliate investments (less than 5% owned):

Allen’s TV Cable Service, Inc.	Cable	Senior Debt (9.8%, Due 6/11)		$7,130	$7,130
		Subordinated Debt (11.6%, Due 6/11)		1,300	1,300

Ames True Temper, Inc.	Industrial Equipment	Senior Debt (5.4%, Due 6/11)		995	1,008

Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (9.1%, Due 12/08)		4,000	4,000

Auto Europe, LLC	Equipment Leasing	Senior Debt (11.3%, Due 12/07)		5,819	5,819

Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (8.0%, Due 9/11)		6,049	6,049

Boucher Communications, Inc. (2)	Publishing	Senior Debt (7.9%, Due 6/07)		1,000	1,000
		Stock Appreciation Rights	5.0%	—	402

Builders First Source, Inc.	Building & Development	Senior Debt (5.4%, Due 2/10)		4,963	5,018
		Subordinated Debt (10.9%, Due 2/10)		2,000	2,033

Cambridge Information Group, Inc. (2)	Information Services	Senior Debt (6.8%, Due 6/07-6/10)		19,625	19,625

CCG Consulting, LLC	Business Services	Senior Debt (14.4%, Due 6/05)		1,428	1,428
		Warrants to purchase Common Stock	19.9%	—	—

CEI Holdings, Inc.	Cosmetics/Toiletries	Subordinated Debt (9.1%, Due 12/11)		2,000	2,025

Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (6.8%, Due 7/10)		1,904	1,931

Community Media Group, Inc. (2)	Newspaper	Senior Debt (7.4%, Due 9/10)		23,346	23,346

Creative Loafing, Inc. (2)	Newspaper	Senior Debt (9.1%, Due 6/10)		19,500	19,500

Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (11.2%, Due 3/09-6/10)		10,478	10,478

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2004
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Cruz Bay Publishing, Inc. (2)	Publishing	Senior Debt (9.1%, Due 12/06)		$6,389	$6,389
		Subordinated Debt (14.1%, Due 12/06)		10,723	10,723

Dick Clark Productions, Inc.	Broadcasting	Subordinated Debt (18.3%, Due 7/08)		17,854	17,854
		Warrants to purchase Common Stock	5.3%	858	721
		Common Stock (235,700 shares)	0.5%	210	111

The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%	88	37

FTI Technologies Holdings, Inc. (2) (12)	Technology	Senior Debt (6.6%, Due 9/08)		17,000	17,000
		Warrants to purchase Common Stock	4.2%	—	—

Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (9.5%, Due 12/12)		5,000	5,025

GCA Services Group, Inc.	Commercial Services	Subordinated Debt (10.0%, Due 11/09)		10,000	10,000

Graycom, LLC (6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	71	80

The Hillman Group, Inc.	Home Furnishings	Senior Debt (5.5%, Due 3/11)		5,955	6,037

Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (7.2%, Due 3/11)		4,883	4,677

Hometown Telephone, LLC (6)	Telecommunications	Warrants to purchase membership interest in LLC	27.8%	—	—

I-55 Internet Services, Inc.	Telecommunications	Senior Debt (15.6%, Due 12/06)		2,013	2,013
		Warrants to purchase Common Stock	20.0%	366	194

IDS Telcom LLC (13)	Telecommunications	Senior Debt (12.6%, Due 6/06)		18,823	18,823
		Warrants to purchase membership interest in LLC	27.8%	2,693	2,801

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2004
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Images.com, Inc.	Information Services	Senior Debt (14.6%, Due 12/07)		$3,118	$3,118

Information Today, Inc. (2)	Information Services	Senior Debt (12.0%, Due 9/08)		8,792	8,792

International Media Group, Inc.	Broadcasting	Senior Debt (7.0%, Due 8/09)		7,980	7,980

Jeffrey A. Stern (6)	Other	Senior Debt (0.0%, Due 4/06)		45	45

Jenzabar, Inc. (2)	Technology	Senior Debt (10.5%, Due 4/09)		12,000	12,000
		Subordinated Debt (14.0%, Due 4/12)		7,172	7,172
		Senior Preferred Stock (5,000 shares)	100.0%	5,281	5,281
		Subordinated Preferred Stock (109,800 shares)	100.0%	1,098	1,098
		Warrants to purchase Common Stock	18.0%	422	1,124

The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (5.9%, Due 12/11)		8,705	8,705

Joseph C. Millstone	Telecommunications	Senior Debt (8.6%, Due 7/05)		500	500

Knowledge Learning Corporation	Healthcare	Senior Debt (7.0%, Due 12/10)		7,068	7,112

The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt (7.1%, Due 5/05)		9,747	9,747

LaGrange Acquisition LP	Oil and Gas	Senior Debt (5.4%, Due 1/08)		5,000	5,091

Lakeland Finance, LLC	Leisure Activities	Senior Debt (6.4%, Due 9/09)		3,875	3,875
		Subordinated Debt (9.2%, Due 9/10)		1,500	1,500

Le-Nature’s, Inc.	Beverage and Tobacco	Senior Debt (6.5%, Due 6/10)		2,985	3,030

Maidenform, Inc.	Clothing/Textiles	Senior Debt (5.4%, Due 5/10)		4,887	4,973
		Subordinated Debt (10.2%, Due 5/11)		1,808	1,853

Majesco Holdings Inc. (6)	Leisure Goods	Common Stock (3,641 shares)	0.02%	57	38

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

Managed Health Care Associates, Inc.	Drugs	Senior Debt (8.0%, Due 6/09-6/10)		$5,811	$5,811

Metropolitan Telecommunications	Telecommunications	Senior Debt (10.5%, Due 10/06)		13,925	13,925

Holding Company (2)		Subordinated Debt (10.5%, Due 10/06)		12,328	12,328
		Preferred Stock (18,000 shares)	100.0%	2,019	2,075
		Warrants to purchase Common Stock	28.0%	2,805	5,258

MedAssets, Inc.	Healthcare	Senior Debt (7.3%, Due 3/07)		4,073	4,129
		Subordinated Debt (12.6%, Due 3/08)		2,500	2,550

The Meow Mix Company	Food Products	Senior Debt (6.9%, Due 10/09)		3,760	3,736

Miles Media Holding, Inc. (2)	Publishing	Senior Debt (13.3%, Due 6/07)		7,376	7,376
		Warrants to purchase Common Stock	12.1%	20	279

Minnesota Publishers, Inc. (2)	Newspaper	Senior Debt (4.9%, Due 12/09)		14,250	14,250

Monotype Imaging Holdings Corp.	Technology	Senior Debt (5.8%, Due 11/09)		4,950	4,950

MultiPlan, Inc.	Insurance	Senior Debt (5.3%, Due 3/09)		4,444	4,494

Nalco Company	Ecological Services	Senior Debt (4.3%, Due 11/10)		4,162	4,219

New Century Companies, Inc. (6)	Industrial Equipment	Common Stock (160,000 shares)	2.3%	157	46
		Warrants to purchase Common Stock	0.4%	—	—

New Vision Broadcasting, LLC (2)	Broadcasting	Senior Debt (9.8%, Due 9/09)		16,033	16,033

New Wave Communications, LLC (2)	Cable	Senior Debt (11.5%, Due 9/10)		11,406	11,406

Nii Communications, Inc. (2)	Telecommunications	Senior Debt (13.0%, Due 1/05)		7,749	7,749
		Common Stock (100,000 shares)	2.8%	400	214
		Warrants to purchase Common Stock	36.5%	1,218	2,349

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

PartMiner, Inc. (2)	Information Services	Senior Debt (13.1%, Due 6/09)		$6,055	$6,055

Powercom Corporation (2)	Telecommunications	Senior Debt (10.0%, Due 12/06)		2,050	2,050
		Warrants to purchase Class A Common Stock	20.0%	278	104

Professional Paint Inc.	Chemicals/Plastics	Senior Debt (5.7%, Due 9/10-9/11)		3,456	3,504

R.R. Bowker LLC (2)	Information Services	Senior Debt (8.2%, Due 12/08-12/09)		15,700	15,700

Refco Group Ltd., LLC	Financial Intermediaries	Senior Debt (5.2%, Due 8/13.001)		4,988	5,036

Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (9.9%, Due 11/09)		12,000	12,000

Sheridan Healthcare, Inc.	Healthcare	Senior Debt (5.5%, Due 11/10)		3,000	3,058

Solo Cup Company	Containers & Glass	Senior Debt (4.9%, Due 2/11)		4,966	5,050

Sterigenics International, Inc.	Healthcare	Senior Debt (4.9%, Due 6/11)		4,975	5,037

Stonebridge Press, Inc. (2)	Newspaper	Senior Debt (6.9%, Due 9/09)		4,940	4,940

SXC Health Solutions, Inc. (2)	Technology	Senior Debt (11.0%, Due 12/10)		13,600	13,600
		Common Stock (1,111,111 shares)	1.9%	1,235	1,288

Talk America Holdings, Inc. (6)	Telecommunications	Common Stock (215,644 shares)	0.8%	499	1,428
		Warrants to purchase Common Stock	0.7%	25	229

Team Express, Inc.	Specialty Retail	Senior Debt (8.6%, Due 12/09-12/10)		16,000	16,000
		Subordinated Debt (15.0%, Due 6/11)		7,015	7,015

Tippmann Sports, LLC	Leisure Goods	Senior Debt (8.3%, Due 6/09)		8,083	8,083

United Industries Corporation	Farming & Agriculture	Senior Debt (4.7%, Due 4/11)		2,981	3,032

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
Portfolio Company	Industry	Investment(11)		Cost	Fair Value

U. S. I. Holdings Corporation	Insurance	Senior Debt (4.6%, Due 8/08)		$995	$1,000

VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%	500	—

Waddington North America, Inc.	Containers & Glass	Senior Debt (4.6%, Due 4/11)		4,850	4,785

Wicks Business Information, LLC	Publishing	Unsecured Note (4.0%, Due 4/06)		200	200

Wiesner Publishing Company, LLC (2)	Publishing	Senior Debt (10.5%, Due 6/09-12/10)		6,763	6,763
		Subordinated Debt (18.0%, Due 12/10)		4,141	4,141
		Warrants to purchase membership interest in LLC	15.0%	406	209

WirelessLines II, Inc.	Telecommunications	Senior Debt (8.0%, Due 4/07)		321	321

Witter Publishing Co., Inc.	Publishing	Senior Debt (12.1%, Due 12/07)		2,601	2,000
		Warrants to purchase Common Stock	20.0%	146	—

Wyoming Newspapers, Inc. (2)	Newspaper	Senior Debt (9.4%, Due 12/12)		15,000	15,000

Total Non-affiliate investments				573,658	578,416

Total Investments				898,754	880,400
Unearned income				(12,529)	(12,529)

Total Investments net of unearned income				$886,225	$867,871

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Notes to Consolidated Schedule of Investments (unaudited)

June 30, 2005 and December 31, 2004

(dollars in thousands)

(1)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided in that company’s most recent public filings with the SEC.
(2)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 50% of the voting securities of the company.
(4)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% but not more than 50% of the voting securities of the company.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	In June 2004, National Systems Integration, Inc. ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.
(8)	In December 2003, Telecomm North Corp., a wholly owned portfolio company, entered into an agreement to merge with another of our portfolio companies, Bridgecom Holdings, Inc. The merger was completed in March 2004 with Bridgecom Holdings, Inc. as the surviving corporation.
(9)	In January 2005, MCG IH, Inc., the sole owner of one of the Company’s majority-owned controlled portfolio companies, Bridgecom Holdings, Inc. completed a merger with and into BV-BC Acquisition Corporation, a wholly-owned subsidiary of Broadview Networks Holdings, Inc. (As part of this transaction, the Company increased its investment by approximately $10 million.) The Company’s economic ownership in the new merged entity decreased below 50 percent; however, the Company retained greater than 50 percent of the voting control and, therefore, our investment will continue to be reflected as a majority-owned control portfolio company.
(10)	In March 2005, one of the Company’s non majority-owned controlled portfolio companies, Creatas, L.L.C., was acquired by a subsidiary of Jupitermedia Corporation, a publicly held corporation. The consideration paid by such subsidiary was a combination of cash and Jupitermedia Corporation common stock.
(11)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(12)	In February 2005, FTI Technologies Holdings, Inc. changed its name to GoldenSource Holdings, Inc.
(13)	In April 2005, one of the Company’s majority-owned controlled portfolio companies, ClearTel Communications, Inc. completed a merger with one of the Company’s non-affiliate portfolio companies, IDS Telcom LLC.
(14)	In June 2005, Interactive Business Solutions, Inc. changed its name to iVerify. US Inc.

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands except share and per share amounts)

Note 1.    Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

MCG Capital Corporation (“MCG” or the “Company” or “we” or “us” or “our”) is a solutions-focused specialized commercial finance company providing financing and advisory services to a variety of growth-oriented small- and medium-sized companies throughout the United States. MCG’s investment objective is to achieve current income and capital gains. It primarily achieves current income from interest and dividends and capital gains through appreciation in the value of its equity investments. The Company is a non-diversified internally managed, closed-end investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

On December 4, 2001, MCG completed an initial public offering and a concurrent private offering of its common stock. The Company elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its corporate income tax return for 2002, which election was effective January 1, 2002.

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

The accompanying financial statements reflect the consolidated accounts of MCG, including Kagan Research, LLC and MCG’s special purpose financing subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, MCG Finance IV, LLC, MCG Finance V, LLC, MCG Finance VI, LLC, Solutions Capital G.P., LLC and Solutions Capital I, LP, with all significant intercompany balances eliminated, and the related consolidated results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 2.    Investments

As of June 30, 2005 and December 31, 2004, investments consisted of the following:

	June 30, 2005		December 31, 2004
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$802,252	$792,013	$767,282	$760,489
Investments in equity securities	163,009	132,955	131,472	119,911

Total investments	965,261	924,968	898,754	880,400
Unearned income	(9,428)	(9,428)	(12,529)	(12,529)

Total investments net of unearned income	$955,833	$915,540	$886,225	$867,871

MCG makes senior debt, secured subordinated debt, unsecured subordinated debt and equity investments in its portfolio companies. The capital MCG provides is generally used by its portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital. The Company’s debt instruments generally provide for a contractual variable interest rate, a portion of which may be deferred. At June 30, 2005, approximately 77% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 23% were at fixed rates. In addition, approximately 36% of the loan portfolio has floors of between 1.25% and 3% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from 2 to 8 years. As of June 30, 2005 and December 31, 2004, the weighted average remaining life of MCG’s loans to its portfolio companies was approximately 4.0 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments. As of June 30, 2005, we had unused commitments to extend credit to our customers of $34.2 million, which are not reflected on our balance sheet.

At June 30, 2005, approximately 33% of MCG’s loans had detachable warrants or an option to purchase warrants, stock appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which MCG is receiving warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow MCG to register the securities after a public offering. We intend to continue to obtain equity and equity-like instruments with similar features from our customers. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

The composition of MCG’s investments as of June 30, 2005 and December 31, 2004 at cost and fair value was as follows (excluding unearned income):

	June 30, 2005		December 31, 2004

	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Secured Senior Debt	$561,483	58.2%	$626,703	69.7%
Subordinated Debt
Secured	239,563	24.8	140,379	15.6
Unsecured	1,206	0.1	200	—
Equity	163,009	16.9	131,472	14.7

Total	$965,261	100.0%	$898,754	100.0%

	June 30, 2005		December 31, 2004

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Secured Senior Debt	$554,433	59.9%	$619,757	70.4%
Subordinated Debt
Secured	236,374	25.6	140,532	16.0
Unsecured	1,206	0.1	200	—
Equity	132,955	14.4	119,911	13.6

Total	$924,968	100.0%	$880,400	100.0%

Set forth below are tables showing the composition of MCG’s portfolio by industry sector (excluding unearned income) at cost and fair value as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004

	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Communications	$251,407	26.0%	$206,829	23.0%
Newspaper	144,329	15.0	168,844	18.8
Publishing	97,361	10.1	109,939	12.2
Broadcasting	65,288	6.8	85,964	9.6
Technology (a)	62,634	6.5	62,758	7.0
Information Services	53,138	5.5	73,893	8.2
Healthcare	37,592	3.9	21,616	2.4
Other Media	32,245	3.3	31,750	3.5
Leisure Activities	26,416	2.7	5,375	0.6
Laboratory Instruments	23,357	2.4	—	—
Drugs	22,697	2.4	5,811	0.7
Specialty Retail	21,371	2.2	23,015	2.6
Education	14,080	1.5	—	—
Business Services	11,594	1.2	1,540	0.2
Home Furnishings	10,710	1.1	10,838	1.2
Commercial Services	10,000	1.0	10,000	1.1
Containers & Glass	4,750	0.5	9,816	1.1
Other (b)	76,292	7.9	70,766	7.8

Total	$965,261	100.0%	$898,754	100.0%

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

	June 30, 2005		December 31, 2004
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications	$238,510	25.8%	$191,363	21.7%
Newspaper	145,693	15.8	169,948	19.3
Publishing	70,648	7.6	84,144	9.6
Technology (a)	64,989	7.0	63,515	7.2
Broadcasting	61,526	6.7	84,397	9.6
Information Services	53,523	5.8	96,030	10.9
Healthcare	37,776	4.1	21,886	2.5
Other Media	32,223	3.5	31,750	3.6
Leisure Activities	26,416	2.9	5,375	0.6
Laboratory Instruments	23,357	2.5	—	—
Drugs	22,697	2.5	5,811	0.7
Specialty Retail	21,371	2.3	23,015	2.6
Education	14,080	1.5	—	—
Business Services	10,636	1.1	1,540	0.2
Home Furnishings	10,380	1.1	10,714	1.2
Commercial Services	10,000	1.1	10,000	1.1
Containers & Glass	4,585	0.5	9,865	1.1
Other (b)	76,558	8.2	71,047	8.1

Total	$924,968	100.0%	$880,400	100.0%

(a)	Includes software and business services industry sectors.
(b)	No individual sector within this category exceeds 1% of the total portfolio.

At June 30, 2005, there were $40 of loans greater than 60 days past due compared to $2,045 of loans at December 31, 2004. At June 30, 2005, there were $11,312 of loans on non-accrual status, including all $40 of the loans greater than 60 days past due. At December 31, 2004, there were $16,003 of loans on non-accrual status, including all $2,045 of the loans greater than 60 days past due.

Note 3.    Borrowings

The following is a summary of borrowings as of June 30, 2005 and December 31, 2004:

(dollars in thousands)	Amount Outstanding	Total Commitment
As of June 30, 2005
Commercial Loan Trust 2005-2	$68,000	$250,000	(a)
Commercial Loan Trust 2005-1	—	100,000	(a)
Commercial Loan Funding Trust	24,000	150,000	(a)
Term Securitization 2004-1	265,092	265,092
Senior Secured Credit Facility	35,000	35,000
Term Securitization 2001-1	69,600	69,600

As of December 31, 2004
Commercial Loan Funding Trust	$—	$150,000	(a)
Term Securitization 2004-1	325,500	397,700
Senior Secured Credit Facility	25,000	25,000
Term Securitization 2001-1	116,900	116,900

(a)	Subject to certain covenants, including having sufficient levels of collateral and various restrictions on which loans the Company may leverage as collateral.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

MCG borrows directly as well as indirectly through credit facilities maintained by its subsidiaries. The material terms of these facilities are outlined below.

The weighted average borrowings for the three months ended June 30, 2005 and 2004 were $419,971 and $305,044, respectively. The weighted average borrowings for the six months ended June 30, 2005 and 2004 were $441,114 and $291,727, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred debt issuance costs, for the three months ended June 30, 2005 and 2004 was 4.73% and 2.72%, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred debt issuance costs, for the six months ended June 30, 2005 and 2004 was 4.41% and 2.89%, respectively. For the above borrowings, the fair value of the borrowings approximates cost.

Commercial Loan Trust 2005-2. On June 9, 2005, MCG established, through MCG Commercial Loan Trust 2005-2, a $250,000 warehouse credit facility with Merrill Lynch Capital Corp. The warehouse credit facility allows MCG Commercial Loan Trust 2005-2 to borrow up to $250,000 subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2005-2, including cash and commercial loans sold by MCG to the trust. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations, including the requirement that at least 50% of the overall warehouse facility amount be secured by senior secured commercial loans. Advances under the facility bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on September 30, 2006 and may be extended under certain circumstances. As of June 30, 2005, MCG had $68,000 outstanding under the credit facility.

Commercial Loan Trust 2005-1. On April 21, 2005, MCG established, through MCG Commercial Loan Trust 2005-1, a $100,000 warehouse credit facility with an affiliate of UBS AG. The warehouse credit facility allows MCG Commercial Loan Trust 2005-1 to borrow up to $100,000 subject to certain covenants, concentration limits and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2005-1, including commercial loans sold by MCG to the trust, and the lender has partial recourse to MCG. Advances under the facility bear interest based on LIBOR plus 0.50%, and interest is payable monthly. The facility is scheduled to terminate on November 30, 2005, may be extended under certain circumstances. Through June 30, 2005, no amounts have been drawn under this facility.

Commercial Loan Funding Trust Facility. On November 10, 2004, MCG established, through MCG Commercial Loan Funding Trust, a $150,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by MCG to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and sector diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Advances under the facility bear interest based on a commercial paper rate plus 1.15% and interest is payable monthly. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. As of June 30, 2005, MCG had $24,000 outstanding under the credit facility. On July 29, 2005, the total facility amount was increased from $150,000 to $250,000. See Note 7 to the Consolidated Financial Statements.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Term Securitization 2004-1. On September 30, 2004, MCG established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397,700 of loans. The facility is secured by all of the 2004-1 Trust’s commercial loans and cash held for investment, which totaled $327,441 and $406,044 as of June 30, 2005 and December 31, 2004, respectively. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2, Class B and Class C Notes. The Class A-1, Class A-2, Class B and Class C Notes are scheduled to be repaid as MCG receives principal collections on the underlying collateral.

The 2004-1 Trust issued $250,500 of Class A-1 Notes rated Aaa/AAA, $31,500 of Class A-2 Notes rated Aa1/AAA, $43,500 of Class B Notes rated A2/A and $15,800 of Class C Notes rated Baa2/BBB as rated by Moody’s and Fitch, respectively. On June 1, 2005, MCG sold the Class C securities, which had previously been retained by MCG. As of June 30, 2005 $265,092 of the Series 2004-1 Notes were outstanding. The Series 2004-1 Class A-1 Notes, Class A-2 Notes, Class B Notes, and Class C Notes bear interest of LIBOR plus 0.43%, 0.65%, 1.30%, and 2.50%, respectively.

Senior Secured Credit Facility. On September 10, 2004, MCG entered into a $25,000 senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank, A.G. and in February 2005, the aggregate available loan amount under the facility was increased to $50,000. All new advances under the credit facility are at the discretion of the lender and each has a maturity of one year from the date of the advance and bears interest at LIBOR plus 2.00% or the prime rate plus 0.50%. The credit facility is secured by a first priority security interest in MCG’s tangible and intangible assets subject to certain excluded collateral and certain permitted other liens. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity and a negative pledge. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. As of June 30, 2005, MCG had $35,000 outstanding under the credit facility, $10,000 of which is due in February 2006 and the remaining $25,000 is due in April 2006.

Warehouse Credit Facility. On January 29, 2004, MCG’s wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200,000 secured warehouse credit facility with an affiliate of UBS AG. MCG used the warehouse credit facility to fund its origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, which it securitized using an affiliate of the lender as the exclusive structurer and placement agent. Advances under the credit facility bore interest at LIBOR plus 0.50%. The warehouse credit facility operated much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. On September 30, 2004, MCG paid off the warehouse credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility.

Term Securitization 2001-1. On December 27, 2001, MCG established the MCG Commercial Loan Trust 2001-1 (the “2001-1 Trust”), which issued two classes of Series 2001-1 Notes. The facility is secured by all of the 2001-1 Trust’s commercial loans which were contributed by MCG and totaled $136,233 as of June 30, 2005 and $194,263 as of December 31, 2004. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as MCG receives principal collections on the underlying collateral.

The 2001-1 Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A as rated by Standard & Poor’s, Moody’s and Fitch, respectively. As of June 30, 2005, $34,237 of Class A Series 2001-1 Notes and $35,363 of Class B Series 2001-1 Notes were outstanding and as of

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

December 31, 2004, $81,537 of Class A Series 2001-1 Notes and $35,363 of Class B Series 2001-1 Notes were outstanding. The Series 2001-1 Class A Notes bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Notes bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

Revolving Credit Facility. As of June 1, 2000, MCG, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allowed MCG to issue up to $200,000 of Series 2000-1 Class A Notes. On February 12, 2004, the Revolving Credit Facility was amended to, among other things, reduce MCG’s borrowing capacity from $200,000 to $130,000 and reduce the interest rate from a commercial paper rate plus 3.0% to LIBOR plus 1.5%. On September 30, 2004, MCG paid off the revolving credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility.

Each debt facility except the Senior Secured Credit Facility is funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Note 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic
Net income	$19,880	$17,643	$32,938	$19,740
Weighted average common shares outstanding	47,143	39,650	46,131	38,736
Earnings per common share—basic	$0.42	$0.44	$0.71	$0.51
Diluted
Net income	$19,880	$17,643	$32,938	$19,740
Weighted average common shares outstanding	47,143	39,650	46,131	38,736
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	42	30	41	68

Weighted average common shares and common stock equivalents	47,185	39,680	46,172	38,804
Earnings per common share—diluted	$0.42	$0.44	$0.71	$0.51

For purposes of calculating earnings per common share, unvested restricted common stock whose forfeiture provisions are solely based on passage of time are included in diluted earnings per common share based on the treasury stock method. Unvested restricted common stock whose forfeiture provisions are based on performance criteria are included in diluted earnings per common share using the treasury stock method when it becomes probable such criteria will be met.

Note 5.    Employee Stock Plans

During the first quarter of 2004, as part of our review of executive compensation, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers through their respective amended and restated restricted stock agreements. As a result, we recorded long-term incentive compensation expense of $5,770 for the year ended December 31, 2004, including $4,003 during the first quarter of 2004. The remainder of the compensation expense related to these shares will be amortized over the remaining service period. MCG’s total stock compensation expense would not have changed if SFAS No. 123 “Accounting for Stock-Based Compensation” was applied.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

In addition, our compensation committee agreed to allow the restrictions on certain shares of restricted stock to lapse. As a result, the Tier I and Tier II shares held by certain of our executive officers will vest immediately upon full repayment of the loans that are secured by the restricted stock. As of June 30, 2005, one repayment had occurred and, therefore, there was $38 of additional expense recorded during the year ended December 31, 2004 related to these modifications.

Note 6.    Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Per Share Data:
Net asset value at beginning of period (a)	$12.22	$11.98

Net operating income before investment gains and losses (b)	0.67	0.58
Net realized gains on investments (b)	0.52	(0.15)
Net change in unrealized depreciation on investments (b)	(0.48)	0.08

Net income	0.71	0.51

Dividends declared	(0.84)	(0.84)
Effect on distributions of stock offering after record date	0.04	0.08
Effect of distributions recorded as compensation expense (b)	0.02	0.03

Net decrease in stockholders’ equity resulting from distributions	(0.78)	(0.73)

Issuance of shares	3.15	2.70
Dilutive effect of share issuances and unvested restricted stock	(2.90)	(2.54)
Net increase in stockholders’ equity from restricted stock amortization (b)	0.05	0.17

Net increase in stockholders’ equity relating to share issuances	0.30	0.33

Net asset value at end of period (a)	$12.45	$12.09

Per share market value at end of period	$17.08	$15.38
Total return (c)	4.61%	(17.20)%
Shares outstanding at end of period	49,845	43,047

Ratio/Supplemental Data:
Net assets at end of period	$620,773	$520,268
Ratio of operating expenses to average net assets (annualized)	9.63%	9.52%
Ratio of net operating income to average net assets (annualized)	10.88%	9.37%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.
(c)	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

Note 7.    Subsequent Event

On July 29, 2005, MCG amended its Commercial Loan Funding Trust Facility, funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. Pursuant to this amendment the total facility amount was increased from $150,000 to $250,000, the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95%, the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal. In connection with this amendment, the facility was renewed until July 28, 2006.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of June 30, 2005, including the consolidated schedule of investments, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

July 29, 2005

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

This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	economic downturns or recessions may impair our customers’ ability to repay our loans and increase our non-performing assets;

•	economic downturns or recessions may disproportionately impact the industry sectors in which we concentrate, and such conditions may cause us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results;

•	the risks associated with terrorism could possibly cause disruption in the Company’s operations; and

•	the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

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

Overview

MCG Capital Corporation is a solutions-focused specialized commercial finance company providing financing and advisory services to a variety of growth-oriented small and medium-sized companies throughout the United States. Our investment objective is to achieve current income and capital gains. We primarily achieve current income from interest and dividends and capital gains through appreciation in the value of our equity investments. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital. We are an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940 and have elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code. Pursuant to this election, and subject to continuing to qualify as a regulated investment company, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

Portfolio Composition and Investment Activity

Our primary business is lending to and investing in growth oriented private businesses through debt and equity-based investments, including warrants and equity appreciation rights.

The total portfolio value of our investments was $925.0 million and $880.4 million at June 30, 2005 and December 31, 2004, respectively (exclusive of unearned income). The increase in investments during the first six months of 2005 was primarily due to newly originated debt and equity investments. During the first six months of 2005 we originated investments totaling $228.1 million in 25 new portfolio companies and several follow on investments totaling $35.6 million in existing customers.

We receive payments in our loan portfolio based on the scheduled amortization of the outstanding balances. In addition, from time to time we experience payoffs of some of our investments prior to their scheduled maturity date. The frequency or volume of these payoffs may fluctuate significantly from period to period. For the first six months of 2005, we had loan payments, including payoffs, of $221.1 million. Of this amount, $102.7 million was related to the second quarter of 2005. The second quarter payments included $80.5 million of loan repayments and $22.2 million of sales of equity securities.

Total portfolio investment activity (exclusive of unearned income) for the six months ended June 30, 2005 was as follows:

Portfolio Investment Activity

(dollars in millions)
Investment Portfolio at 12/31/04	$880.4
Originations and Advances	263.7
Gross payments/reductions/sales of securities	(221.1)
Net Unrealized Gains/(Losses)	0.2
Net Realized Gains/(Losses)	24.0
Reversals of unrealized appreciation/(depreciation)	(22.2)

Investment Portfolio at 6/30/05	$925.0

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2005 and December 31, 2004 (excluding unearned income):

	June 30, 2005		December 31, 2004
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Secured Senior Debt	$554.4	59.9%	$619.8	70.4%
Subordinated Debt
Secured	236.4	25.6	140.5	16.0
Unsecured	1.2	0.1	0.2	0.0
Investments in equity securities	133.0	14.4	119.9	13.6

	$925.0	100.0%	$880.4	100.0%

Set forth below is a table showing the composition of our portfolio by industry sector at fair value at June 30, 2005 and December 31, 2004 (excluding unearned income):

	June 30, 2005		December 31, 2004

(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Communications	$238.5	25.8%	$191.4	21.7%
Newspaper	145.7	15.8	169.9	19.3
Publishing	70.7	7.6	84.1	9.6
Technology (a)	65.0	7.0	63.5	7.2
Broadcasting	61.5	6.7	84.4	9.6
Information Services	53.5	5.8	96.0	10.9
Healthcare	37.8	4.1	21.9	2.5
Other Media	32.2	3.5	31.8	3.6
Leisure Activities	26.4	2.9	5.4	0.6
Laboratory Instruments	23.4	2.5	—	—
Drugs	22.7	2.5	5.8	0.7
Specialty Retail	21.4	2.3	23.0	2.6
Education	14.1	1.5	—	—
Business Services	10.6	1.1	1.5	0.2
Home Furnishings	10.4	1.1	10.7	1.2
Commercial Services	10.0	1.1	10.0	1.1
Containers & Glass	4.6	0.5	9.9	1.1
Other (b)	76.5	8.2	71.1	8.1

	$925.0	100.0%	$880.4	100.0%

(a)	Includes software and business services industry sectors.
(b)	No individual sector within this category exceeds 1% of the total portfolio.

Since our inception, our portfolio has consisted primarily of companies in the communications, information services, media, technology, software and business services industry sectors. Our portfolio has become increasingly diversified during 2004 and 2005.

Asset Quality

Asset quality is generally a function of economic conditions, our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of June 30, 2005 and December 31, 2004, net unrealized depreciation on investments totaled $40.3 million and $18.4 million, respectively. For additional information on the change in unrealized depreciation on investments, see the section entitled “Net Investment Gains (Losses)”.

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

The following table shows the distribution of our investments at fair value on the 1 to 5 investment rating scale as of June 30, 2005 and December 31, 2004:

(dollars in millions)
	June 30, 2005		December 31, 2004

Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

1	$322.9(a)	34.9%	$301.5(a)	34.2%
2	343.8	37.2	375.8	42.7
3	194.1	21.0	142.3	16.2
4	61.4	6.6	59.4	6.7
5	2.8	0.3	1.4	0.2

	$925.0	100.0%	$880.4	100.0%

(a)	Of this amount, $14.3 million at June 30, 2005 and $15.7 million at December 31, 2004 relates to debt instruments in companies for which we have already realized a gain through the sale of equity instruments. While these debt investments are still outstanding, all of the related equity instruments have already been sold at a gain and, therefore, we do not expect any further realized gain.

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. Changes in investment ratings occur due to origination activity, migration within the portfolio and payoff activity. At June 30, 2005, of the investments with a 5 rating, $0.4 million were loans, all of which were on non-accrual status. Of the investments with a 4 rating, $28.1 million were loans, of which $9.3 million were on non-accrual status. At December 31, 2004, of the investments with a 5 rating, $0.7 million were loans, all of which were on non-accrual status. Of the investments with a 4 rating, $54.6 million were loans, of which $13.9 million were on non-accrual status.

At June 30, 2005 and December 31, 2004, there were $0.1 million and $2.0 million, respectively, of loans, or approximately 0.01% and 0.2%, respectively, of the investment portfolio, greater than 60 days past due. At June 30, 2005, $11.3 million of loans, including all of the loans greater than 60 days past due, were on non-accrual status, which represented 1.2% of the investment portfolio. At December 31, 2004, $16.0 million of loans, including all of the loans greater than 60 days past due, were on non-accrual status representing 1.8% of the investment portfolio. The non-accrual and past due loans at June 30, 2005 and December 31, 2004 primarily represented borrowers in the publishing and communications industries.

At June 30, 2005, of the $145.3 million of loans to our majority owned portfolio companies, $9.7 million were on non-accrual status. At December 31, 2004, of the $126.2 million of loans to our majority owned portfolio companies, $14.0 million were on non-accrual status. At June 30, 2005, of the $18.8 million of loans to our controlled non-majority owned portfolio companies, $0.6 million were on non-accrual status. At December 31, 2004, of the $38.7 million of loans to our controlled non-majority owned portfolio companies, none were on non-accrual status. As of June 30, 2005, of the $49.2 million of loans to other affiliates, none were on non-accrual status. As of December 31, 2004, of the $49.6 million of loans to other affiliates, none were on non-accrual status.

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

The following table summarizes the Company’s operating results for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,			Percentage Change
(dollars in thousands)	2005	2004	Change

Operating income
Interest and dividend income	$22,940	$15,864	$7,076	45%
Loan fees	3,908	2,929	979	33%

Total interest and dividend income	26,848	18,793	8,055	43%
Fees and other income	3,310	3,991	(681)	(17%)

Total operating income	30,158	22,784	7,374	32%

Operating expenses
Interest expense	4,953	2,065	2,888	140%
Employee compensation:
Salaries and benefits	4,479	3,343	1,136	34%
Long-term incentive compensation	1,644	2,128	(484)	(23%)

Total employee compensation	6,123	5,471	652	12%
General and administrative expense	2,652	2,774	(122)	(4%)

Total operating expenses	13,728	10,310	3,418	33%

Net operating income	$16,430	$12,474	$3,956	32%

Total Operating Income. Total operating income includes interest and dividend income, loan fees and fees and other income.

The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The increase in interest income for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is primarily due to growth in average loans, which had an impact of $3.4 million, and an increase in LIBOR, which had an impact of $3.3 million. The increase related to growth in average loans and the increase in LIBOR was partially offset by a decrease in the spread to LIBOR in our loan portfolio, which had an impact of ($1.5) million. The lower spread to LIBOR is partly due to a change in investment mix, which includes an increase in the proportion of our portfolio that is invested in broadly syndicated loans, which generally bear lower risk and yield lower interest rates. These loans accounted for approximately $0.6 million of the change in spread. Further, because LIBOR increased during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, the spread to LIBOR on fixed rate loans and loans with LIBOR floors decreased. This accounted for approximately $0.7 million of the change in spread. The remainder is primarily due to the timing of contractual interest rate resets in a rising interest rate environment.

Dividend income results from dividends earned on our yielding equity investments. Dividend income will vary from period to period depending upon the level of yield on our equity investments and the amount of yielding equities outstanding. Dividend income increased $1.8 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily related to dividends on preferred stock of one of our majority owned control investments, Broadview Networks Holdings, Inc.

During the three months ended June 30, 2005, our Broadview investment accounted for approximately $3.7 million, or 12.4%, of our total operating income. Our operating income from Broadview was related to interest and dividends on our loan and equity investments in this entity. Our preferred stock investment in Broadview, which had a fair value of $46.5 million as of June 30 2005, entitles us to a preferred claim of approximately $90 million plus accrued dividends, which accumulate at an annual rate of 12% on our preferred claim. We currently expect that our Broadview investment will continue to comprise a significant component of our operating income. Our ability to record income related to the accumulating dividends on our preferred securities will be dependent upon the performance of Broadview.

Loan fees for the three months ended June 30, 2005 and 2004, included fees relating to the following:

(dollars in millions)	2005	2004
Amortizing fee income	$1.1	$1.4
Fee accelerations	2.8	1.5

Total loan fees	$3.9	$2.9

Loan fees include origination fees on loans that are capitalized and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we will generally accelerate the recognition of previously unamortized loan origination fees. These accelerations have the effect of increasing current period income and reducing future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period.

Fees and other income primarily include fees related to advisory and management services, prepayment fees, research revenues, bank interest and other income. Fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The decrease of $0.7 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily due to $1.5 million of management fees in the second quarter of 2004 from one of our control investments, Bridgecom Holdings, Inc., prior to its merger with Broadview versus none in the second quarter of 2005, and a decrease in our research revenues of $0.5 million from our wholly owned subsidiary Kagan Research, LLC, partially offset by an increase in advisory fees of $0.4 million, prepayment fees of $0.4 million and bank interest of $0.5 million. The increase in bank interest is due to higher cash balances, primarily in our cash, securitization accounts, due to higher principal and interest payments on loans held as collateral for our securitization facilities. Cash from principal and interest payments that occur in our securitization facilities are accumulated in trust accounts until monthly or quarterly disbursements are made from trust accounts. These balances are reflected as Cash, securitization accounts on the balance sheet. The portion of payments that represent principal payments are primarily used to repay debt.

Operating Expenses. Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, is primarily attributable to an increase in LIBOR, which had an impact of $1.9 million, an increase of $0.8 million due to higher average borrowings, and an increase of $0.2 million due to the increase in the spread to LIBOR.

Employee compensation includes salaries and benefits, variable annual incentive compensation and long-term incentive compensation. The change in employee expense is primarily due to increased staffing, which is part of an ongoing effort to expand our infrastructure in order to support our plans for future growth.

Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and the treatment of dividends on performance based restricted shares and shares securing employee loans as compensation. Long-term incentive compensation totaled $1.6 million for the three months ended June 30, 2005 compared to $2.1 million for the three months ended June 30, 2004.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses decreased $0.1 million to $2.7 million for the three months ended June 30, 2005 compared to $2.8 million for the three months ended June 30, 2004.

Comparison of the Six Months Ended June 30, 2005 and 2004

The following table summarizes the Company’s operating results for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,		Change	Percentage Change
(dollars in thousands)	2005	2004

Operating income
Interest and dividend income	$44,646	$32,394	$12,252	38%
Loan fees	6,795	4,888	1,907	39%

Total interest and dividend income	51,441	37,282	14,159	38%
Fees and other income	6,832	7,707	(875)	(11%)

Total operating income	58,273	44,989	13,284	30%

Operating expenses
Interest expense	9,637	4,168	5,469	131%
Employee compensation:
Salaries and benefits	9,235	6,228	3,007	48%
Long-term incentive compensation	3,326	7,679	(4,353)	(57%)

Total employee compensation	12,561	13,907	(1,346)	(10%)

General and administrative expense	5,154	4,599	555	12%

Total operating expenses	27,352	22,674	4,678	21%

Net operating income	$30,921	$22,315	$8,606	39%

Total Operating Income. Total operating income includes interest and dividend income, loan fees and fees and other income.

The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The increase in interest income for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is primarily due to growth in average loans, which had an impact of $7.7 million, and an increase in LIBOR, which had an impact of $5.7 million. The increase related to growth in average loans and an increase in LIBOR was partially offset by a decrease in the spread to LIBOR in our loan portfolio, which had an impact of ($4.9) million. The lower spread to LIBOR is partly due to a change in investment mix, which includes an increase in the proportion of our portfolio that is invested in broadly syndicated loans, which generally bear lower risk and yield lower interest rates. These loans accounted for approximately $1.8 million of the change in spread. Further, because LIBOR increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, the spread to LIBOR on fixed rate loans and loans with LIBOR floors decreased. This accounted for approximately $2.2 million of the change in spread. The remainder is primarily due to the timing of contractual interest rate resets in a rising interest rate environment.

Dividend income results from dividends earned on our yielding equity investments. Dividend income will vary from period to period depending upon the level of yield on our equity investments and the amount of yielding equities outstanding. Dividend income increased $3.7 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily related to dividends on preferred stock of one of our majority owned control investments, Broadview Networks Holdings, Inc.

During the six months ended June 30, 2005, our Bridgecom and Broadview investments accounted for approximately $9.3 million, or 16.0%, of our total operating income. Our operating income related to Bridgecom and Broadview related to interest and dividends on our loan and equity investments in these entities. Our preferred stock investment in Broadview, which had a fair value of $46.5 million as of June 30 2005, entitles us to a preferred claim of approximately $90 million plus accrued dividends, which accumulate at an annual rate of 12% on our preferred claim. We currently expect that our Broadview investment will continue to comprise a significant component of our operating income. Our ability to record income related to the accumulating dividends on our preferred securities will be dependent upon the performance of Broadview.

Loan fees for the six months ended June 30, 2005 and 2004, included fees relating to the following:

(dollars in millions)	2005	2004
Amortizing fee income	$2.2	$2.9
Fee accelerations	4.6	2.0

Total loan fees	$6.8	$4.9

Loan fees include origination fees on loans that are capitalized and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we will accelerate the recognition into loan fee income of previously unamortized loan origination fees. These accelerations have the effect of increasing current period income and reducing future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period.

Fees and other income primarily include fees related to advisory and management services, prepayment fees, research revenues, bank interest and other income. Fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The decrease of $0.9 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily due to $3.0 million of management fees during the first six months of 2004 from one of our control investments, Bridgecom Holdings, Inc., prior to its merger with Broadview versus none in the first six months of 2005, and a decrease in other income of $0.7 million, partially offset by an increase in advisory fees of $0.8 million, prepayment fees of $0.6 million, research revenues of $0.3 million from our wholly owned subsidiary Kagan Research, LLC, and bank interest of $1.1 million. The increase in bank interest is due to higher cash balances, primarily in our cash, securitization accounts, due to higher principal and interest payments on loans held as collateral for our securitization facilities. Cash from principal and interest payments that occur in our securitization facilities are accumulated in trust accounts until monthly or quarterly disbursements are made from trust accounts. These balances are reflected as Cash, securitization accounts on the balance sheet. The portion of payments that represent principal payments are primarily used to repay debt.

Operating Expenses. Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, is primarily attributable to an increase in LIBOR, which had an impact of $3.3 million, an increase of $1.9 million due to higher average borrowings, and an increase of $0.3 million due to an increase in the spread to LIBOR.

Employee compensation includes salaries and benefits, variable annual incentive compensation and long-term incentive compensation. The change in employee expense is primarily due to increased staffing, which is part of an ongoing effort to expand our infrastructure in order to support our plans for future growth.

Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and the treatment of dividends on performance based restricted shares and shares securing employee loans as compensation. Long-term incentive compensation totaled $3.3 million for the six months ended June 30, 2005 compared to $7.7 million for the six months ended June 30, 2004. During the first quarter of 2004, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers which resulted in an expense of $4.0 million for the first quarter of 2004.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses increased $0.6 million to $5.2 million for the six months ended June 30, 2005 compared to $4.6 million for the six months ended June 30, 2004.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses (NOI) for the quarter ended June 30, 2005 totaled $16.4 million, an increase of 32% compared with $12.5 million for the same quarter of 2004. NOI for the six months ended June 30, 2005 totaled $30.9 million, an increase of 39% compared with $22.3 million for the same period of 2004. This increase is the result of the items described above.

Net Investment Gains and Losses

Net investment gains (losses) totaled $3.5 million and $2.0 million for the second quarter and first six months of 2005, respectively, compared to $5.2 million and ($2.6) million for the same periods of 2004. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the following tables. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized. The realized gains for the six months ended June 30, 2005 were primarily attributable to a $20.4 million realized gain on the sale of our Creatas equity investment. The reversal of unrealized appreciation on this Creatas investment totaled ($22.1) million.

The following table summarizes our realized gains and losses on investments for the three and six months ended June 30, 2005 and 2004:

MCG Capital Corporation

Summary of Realized Gains and Losses on Investments

(dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,

Portfolio Company	Sector	2005	2004	2005	2004

Realized gains on investments
Creatas, L.L.C.	Information Services	$—	$—	$20,431	$—
R.R. Bowker LLC	Information Services	—	2,268	—	2,268
Jupitermedia Corporation	Information Services	2,203	—	2,203	—
Bridgecom Holdings, Inc.	Telecommunications	—	—	—	2,158
Metropolitan Telecommunications Holding Company	Telecommunications	2,038	—	2,038	—
Talk America Holdings, Inc.	Telecommunications	1,354	—	1,354	—
Dakota Imaging, Inc.	Technology	—	331	—	331
Other		265	18	366	42

		5,860	2,617	26,392	4,799

Realized (losses) on investments
AMI Telecommunications Corporation	Telecommunications	—	(6,989)	—	(6,989)
FTI Technologies Holdings, Inc.	Technology	—	(2,533)	—	(2,533)
iVerify.US Inc.	Security Alarm	—	—	(1,750)	—
ClearTel Communications, Inc.	Telecommunications	—	(669)	—	(669)
Corporate Legal Times	Publishing	—	—	(287)	—
aaiPharma Inc.	Drugs	—	—	—	(278)
Executive Enterprise Institute, LLC	Business Services	—	—	(190)	—
Other		(192)	—	(209)	—

		(192)	(10,191)	(2,436)	(10,469)

Realized gains (losses) on investments		$5,668	$(7,574)	$23,956	$(5,670)

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the three and six months ended June 30, 2005 and 2004.

MCG Capital Corporation

Summary of Net Change in Unrealized Appreciation and Depreciation on Investments

(dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,

Portfolio Company	Sector	2005	2004	2005	2004

Unrealized appreciation on loans
Images.com, Inc.	Information Services	$—	$241	$—	$1,466
Sunshine Media Delaware, LLC	Publishing	1,081	—	1,627	—
Other		124	269	244	726

		1,205	510	1,871	2,192
Unrealized appreciation on equity investments
21st Century Newspapers, Inc.	Newspaper	—	2,234	—	2,226
Jenzabar, Inc.	Technology	1,510	—	1,513	—
Wiesner Publishing Company, LLC	Publishing	53	20	1,601	—
Bridgecom Holdings, Inc.	Telecommunications	—	1,433	—	1,433
Midwest Tower Partners, LLC	Telecommunications	1,429	—	2,811	—
Superior Publishing Corporation	Newspaper	—	480	—	774
Fawcette Technical Publications Holding	Publishing	—	582	—	1,059
Copperstate Technologies, Inc.	Security Alarm	13	—	483	—
ETC Group, LLC	Publishing	40	—	484	—
Jupitermedia Corporation	Technology	289	—	728	—
Metropolitan Telecommunications Holding Company	Telecommunications	381		648
NII Communications, Inc.	Telecommunications	—	190	—	403
Creatas, L.L.C.	Information Services	—	6,852	—	7,085
Other		1,240	199	1,464	1,043

		4,955	11,990	9,732	14,023

Total unrealized appreciation on investments		6,160	12,500	11,603	16,215
Unrealized depreciation on loans
FTI Technologies Holdings, Inc.	Technology	—	—	—	(4,125)
Sunshine Media Delaware, LLC	Publishing	—	(1,884)	—	(3,308)
National Systems Integration	Security Alarm	—	(910)	—	(910)
CCG Consulting, LLC	Business Services	(493)	—	(958)	—
Telecomm South, LLC	Telecommunications	(119)	(399)	(119)	(847)
Fawcette Technical Publications Holding	Publishing	(778)	—	(2,939)	—
Other		(894)	(597)	(950)	(251)

		(2,284)	(3,790)	(4,966)	(9,441)
Unrealized depreciation on equity investments
Copperstate Technologies, Inc.	Security Alarm	—	(62)	—	(2,292)
Crystal Media Network, LLC	Broadcasting	(2,517)	(347)	(2,517)	(347)
Talk America Holdings, Inc.	Telecommunications	—	(205)	—	(1,068)
Working Mother Media, Inc.	Publishing	(1,028)	(267)	(2,067)	(1,044)
Superior Publishing Corporation	Newspaper	(860)	—	(130)	—
ETC Group, LLC	Publishing	—	(2)	—	(750)
IDS Telcom LLC	Telecommunications	—	—	(692)	—
iVerify.US Inc.	Security Alarm	—	—	—	(627)
National Systems Integration	Security Alarm	—	(2,578)	—	(3,833)
Cleartel	Telecommunications	—	—	(733)	—
Other		(173)	(762)	(265)	(390)

		(4,578)	(4,223)	(6,404)	(10,351)

Total unrealized depreciation on investments		(6,862)	(8,013)	(11,370)	(19,792)
Reversal of unrealized appreciation (depreciation)*
Creatas, L.L.C.	Information Services	—	—	(22,138)	—
AMI Telecommunications Corporation	Telecommunications	—	6,848	—	6,848
FTI Technologies Holdings, Inc.	Technology	—	2,533	—	2,533
iVerify.US Inc.	Security Alarm	—	—	1,826	—
Bridgecom Holdings, Inc.	Telecommunications	—	—	—	(2,242)
Metropolitan Telecommunications Holding Company	Telecommunications	(989)	—	(989)	—
Bridgecom Holdings, Inc. after acquisition	Telecommunications	—	—	(497)	—
Talk America Holdings, Inc.	Telecommunications	(892)	—	(892)	—
RR Bowker	Information Services	—	(794)	—	(794)
NOW Communications, Inc.	Telecommunications	—	—	—	658
IDS Telcom LLC	Telecommunications	583	—	583	—
Dakota Imaging, Inc.	Technology	—	(331)	—	(331)
Jupitermedia Corporation	Technology	(344)	—	(344)	—
Corporate Legal Times	Publishing	—	—	339	—
Other		126	—	(60)	—

Total reversal of unrealized appreciation (depreciation)		(1,516)	8,256	(22,172)	6,672

Net change in unrealized depreciation on investments		$(2,218)	$12,743	$(21,939)	$3,095

*	When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

Net Income

Net income totaled $19.9 million and $32.9 million for the quarter and six months ended June 30, 2005, respectively, compared to $17.6 million and $19.7 million for the same respective periods in 2004. The increase in net income is due to the items discussed above.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Cash, Securitization Accounts

At June 30, 2005 and December 31, 2004, we had $90.3 million and $82.7 million, respectively, in cash and cash equivalents. In addition, at June 30, 2005 and December 31, 2004, we had $84.4 million and $79.5 million, respectively, in various cash, securitization accounts. Also, at June 30, 2005, we had $2.0 million in restricted cash. We primarily invest cash on hand in interest bearing deposit accounts with daily sweep features. Cash, securitization accounts include payments received on securitized loans, which are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. We are required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Borrowed funds that have not yet been invested may negatively impact our earnings until they are invested since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operational needs.

For the first six months of 2005, net cash provided by operating activities totaled $30.8 million, an increase of $3.7 million over the first six months of 2004. The increase in cash provided by operating activities was primarily the result of growth in the portfolio and the overall business. In the first six months of 2005, net cash used in investing and financing activities totaled $23.3 million compared with $28.8 million in the first six months of 2004. The decrease in cash used for investing and financing activities was principally due to an increase in the volume of payments on our loan.

Liquidity and Capital Resources

We expect our cash on hand and cash generated from operations, including the portion of the cash in securitization accounts that will be released to us, will be adequate to meet our cash needs at our current level of operations. In order to fund new originations, we intend to use cash on hand, advances under our borrowing facilities and equity financings. Our borrowing facilities generally contain collateral requirements, including, but not limited to, minimum diversity and rating and limitations on loan size. These limitations may limit our ability to fund certain new originations with advances under such facilities, in which case we will fund originations using new debt or equity financings.

During the first six months of 2005, MCG raised $72.8 million of gross proceeds by selling 4,500,000 shares of newly issued common stock. In 2004, we raised $105.4 million of gross proceeds by selling 6,622,155 shares of newly issued common stock.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for certain net capital gains and adjustments for long-term incentive compensation. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of June 30, 2005, this ratio was 230%. This requirement limits the amount that we may borrow.

To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets. We intend to maintain a current shelf registration statement pursuant to which we may issue common stock from time to time.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence and obtaining collateral where applicable.

As of June 30, 2005, we had unused commitments to extend credit to our customers of $34.2 million, which are not reflected on our balance sheet. See “Borrowings” section below for discussion of our borrowing facilities.

Contractual Obligations

The following table shows our significant contractual obligations as of June 30, 2005:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Borrowings (b)	$461.7	$186.7	$120.6	$108.9	$45.5
Future minimum rental obligations	12.6	1.7	3.3	3.4	4.2

Total contractual obligations	$474.3	$188.4	$123.9	$112.3	$49.7

(a)	This excludes the unused commitments to extend credit to our customers of $34.2 million as discussed above.
(b)	Borrowings under the Warehouse Credit Facility and the Revolving Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities. Repayments of the Series 2001-1 Notes and Series 2004-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

Borrowings

We borrow directly as well as indirectly through credit facilities maintained by our subsidiaries. The material terms of these facilities are outlined below.

Commercial Loan Trust 2005-2. On June 9, 2005, we established, through MCG Commercial Loan Trust 2005-2, a $250.0 million warehouse credit facility with Merrill Lynch Capital Corp. The warehouse credit facility allows MCG Commercial Loan Trust 2005-2 to borrow up to $250.0 million subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2005-2, including cash and commercial loans sold by us to the trust. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations, including the requirement that at least 50% of the overall warehouse facility amount be secured by senior secured commercial loans. Advances under the facility bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on September 30, 2006 and may be extended under certain circumstances. As of June 30, 2005, we had $68.0 million outstanding under the credit facility.

Commercial Loan Trust 2005-1. On April 21, 2005, we established, through MCG Commercial Loan Trust 2005-1, a $100.0 million warehouse credit facility with an affiliate of UBS AG. The warehouse credit facility allows MCG Commercial Loan Trust 2005-1 to borrow up to $100.0 million subject to certain covenants, concentration limits and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2005-1, including commercial loans sold by us to the trust, and the lender has partial recourse to MCG Capital. Advances under the facility bear interest based on LIBOR plus 0.50%, and interest is payable monthly. The facility is scheduled to terminate on November 30, 2005, may be extended under certain circumstances. Through June 30, 2005, no amounts have been drawn under this facility.

Commercial Loan Funding Trust Facility. On November 10, 2004, we established, through MCG Commercial Loan Funding Trust, a $150.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by us to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and sector diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Advances under the facility bear interest based on a commercial paper rate plus 1.15% and interest is payable monthly. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. As of June 30, 2005, we had $24.0 million outstanding under the credit facility. On July 29, 2005, the total facility amount was increased from $150.0 million to $250.0 million. See “—Recent Development.”

Term Securitization 2004-1. On September 30, 2004, we established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397.7 million of loans. The facility is secured by all of the 2004-1 Trust’s commercial loans and cash held for investment, which totaled $327.4 million and $406.0 million as of June 30, 2005 and December 31, 2004, respectively. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2, Class B and Class C Notes. The Class A-1, Class A-2, Class B and Class C Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The 2004-1 Trust issued $250.5 million of Class A-1 Notes rated Aaa/AAA, $31.5 million of Class A-2 Notes rated Aa1/AAA, $43.5 million of Class B Notes rated A2/A and $15.8 million of Class C Notes rated Baa2/BBB as rated by Moody’s and Fitch, respectively. On June 1, 2005, we sold the Class C securities, which had previously been retained by MCG. As of June 30, 2005, $265.1 million of the Series 2004-1 Notes were outstanding. The Series 2004-1 Class A-1 Notes, Class A-2 Notes, Class B Notes and Class C Notes bear interest of LIBOR plus 0.43%, 0.65%, 1.30%, and 2.50%, respectively.

Senior Secured Credit Facility. On September 10, 2004, we entered into a $25.0 million senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank, A.G. and in February 2005, the aggregate available loan amount under this facility was increased to $50.0 million. All new advances under the credit facility are at the discretion of the lender and each has a maturity of one year from the date of the advance and bears interest at LIBOR plus 2.00% or the prime rate plus 0.50%. The credit facility is secured by a first priority security interest in our tangible and intangible assets subject to certain excluded collateral and certain permitted other liens. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity and a negative pledge. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. As of June 30, 2005, we had $35.0 million outstanding under the credit facility, $10.0 million of which is due in February 2006 and the remaining $25.0 million is due April 2006.

Warehouse Credit Facility. On January 29, 2004, our wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200 million secured warehouse credit facility with an affiliate of UBS AG. We used the warehouse credit facility to fund our origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, which we securitized using an affiliate of the lender as the exclusive structurer and placement agent. Advances under the credit facility bore interest at LIBOR plus 0.50%. The warehouse credit facility operated much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. On September 30, 2004, we paid off the warehouse credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility.

Term Securitization 2001-1. On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes. The facility is secured by all of the Trust’s commercial loans which were contributed by us and totaled $136.2 million as of June 30, 2005 and $194.3 million as of December 31, 2004. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The 2001-1 Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A as rated by Standard & Poor’s, Moody’s and Fitch, respectively. As of June 30, 2005, $34.2 million of Class A Series 2001-1 Notes and $35.4 million of Class B Series 2001-1 Notes were outstanding as of December 31, 2004 $81.5 million of Class A Series 2001-1 Notes and $35.4 million of Class B Series 2001-1 were outstanding. The Series 2001-1 Class A Notes bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Notes bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

Revolving Credit Facility. As of June 1, 2000, we, through MCG Master Trust, established a revolving credit facility (the “Revolving Credit Facility”), which allowed us to issue up to $200.0 million of Series 2000-1 Class A Notes. On February 12, 2004, the Revolving Credit Facility was amended to, among other things, reduce our borrowing capacity from $200.0 million to $130.0 million and reduce the interest rate from a commercial paper rate plus 3.0% to LIBOR plus 1.5%. On September 30, 2004, we paid off the revolving credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility.

Each debt facility except the Senior Secured Credit Facility is funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Outstanding Borrowings

At June 30, 2005, we had aggregate outstanding borrowings of $461.7 million. The following table shows the facility amounts and outstanding borrowings at June 30, 2005:

(dollars in millions)	Facility amount	Amount outstanding
Commercial Loan Trust 2005-2	$250.0	$68.0
Commercial Loan Trust 2005-1	100.0	—
Commercial Loan Funding Trust Facility	150.0	24.0
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	174.3	174.3
Series 2004-1 Class A-2 Asset Backed Bonds	31.5	31.5
Series 2004-1 Class B Asset Backed Bonds	43.5	43.5
Series 2004-1 Class C Asset Backed Bonds	15.8	15.8
Series 2001-1 Class A Asset Backed Bonds	34.2	34.2
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4

Senior Secured Credit Facility	35.0	35.0

Total borrowings	$869.7	$461.7

The weighted average borrowings for the three months ended June 30, 2005 and 2004 were $420.0 million and $305.0 million, respectively. The weighted average borrowings for the six months ended June 30, 2005 and 2004 were $441.1 million and $291.7 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs, for the three months ended June 30, 2005 and 2004 was 4.73% and 2.72%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs, for the six months ended June 30, 2005 and 2004 was 4.41% and 2.89%, respectively. For the above borrowings, the fair value of the borrowings approximates cost.

At December 31, 2004, we had aggregate outstanding borrowings of $467.4 million. The following table shows the facility amounts and outstanding borrowings at December 31, 2004:

(dollars in millions)	Facility amount	Amount outstanding
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	$250.5	$250.5
Series 2004-1 Class A-2 Asset Backed Bonds	31.5	31.5
Series 2004-1 Class B Asset Backed Bonds	43.5	43.5
Series 2001-1 Class A Asset Backed Bonds	81.5	81.5
Series 2001-1 Class B Asset Backed Bonds	35.4	35.4

Senior Secured Credit Facility	25.0	25.0

Total borrowings	$467.4	$467.4

Each debt facility except the Senior Secured Credit Facility are funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain other covenants, including having sufficient levels of collateral and various restrictions on which loans we may leverage as collateral. See Note 3 to the Consolidated Financial Statements for further discussion of our borrowings.

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

Through June 30, 2005, we have made distributions in excess of our earnings of approximately $39.8 million. In addition, through June 30, 2005, we have net unrealized depreciation on our investments of $40.3 million. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including material tax obligations and possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount

July 27, 2005	August 25, 2005	October 28, 2005	$0.42
April 27, 2005	May 26, 2005	July 28, 2005	0.42
February 23, 2005	March 14, 2005	April 28, 2005	0.42
October 29, 2004	November 19, 2004	January 27, 2005	0.42
July 28, 2004	August 20, 2004	October 28, 2004	0.42
April 22, 2004	May 7, 2004	July 29, 2004	0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42
December 16, 2003	December 31, 2003	January 29, 2004	0.42
August 6, 2003	August 18, 2003	October 30, 2003	0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$7.21

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

Income Recognition

Interest on commercial loans is recognized when earned and is computed by methods that generally result in level rates of return on principal amounts outstanding. We monitor individual customer’s financial trends in order to assess the recoverability of interest with respect to each customer. We closely monitor the status and performance of each individual investment on a quarterly and, in some cases, a monthly or more frequent basis.

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

Paid-in-Kind Interest

We include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. We will cease accruing PIK if we do not expect the customer to be able to pay all principal and interest due. In certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $14.8 million or 1.6% of our portfolio of investments as of June 30, 2005 and $17.3 million or 2.0% of our portfolio of investments as of December 31, 2004.

PIK related activity for the six months ended June 30, 2005 was as follows:

(in millions)	Six Months Ended June 30, 2005
Beginning PIK loan balance	$17.3
PIK interest earned during the period	6.3
Principal payments on PIK loans	(4.2)
PIK loans converted to other securities	(4.6)

Ending PIK loan balance	$14.8

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers had been applied first to any PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $3.9 million of payments would have been applied against the June 30, 2005 PIK loan balance of $14.8 million and an additional $5.8 million of payments would have been applied against the December 31, 2004 PIK loan balance of $17.3 million. If the payments had been applied against the PIK balance, the balance at June 30, 2005 and December 31, 2004 would have been $10.9 million and $11.5 million, respectively.

As of June 30, 2005, 93.2% of the $14.8 million of PIK loans outstanding have an investment rating of 3 or better and as of December 31, 2004, 87.5% of the $17.3 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements is separately identified in our consolidated statements of cash flows.

Dividends

Certain of our equity investments have stated accruing dividend rates. We accrue dividends on our equity investments as they are earned to the extent there is sufficient value to support the ultimate payment of those dividends.

Dividend related activity for the six months ended June 30, 2005 was as follows:

(in millions)	Six Months Ended June 30, 2005
Beginning accrued dividend balance	$5.4
Dividend income earned during the period	6.2
Payment of previously accrued dividends (in cash and other securities)	(5.4)

Ending accrued dividend balance	$6.2

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded as investment gains and losses in our statement of operations. The initial value of warrant and other equity instruments treated as origination fees are accreted into income over the term of the loan. We had $9.4 million and $12.5 million of unearned income as of June 30, 2005 and December 31, 2004, respectively.

Unearned fee activity for the six months ended June 30, 2005 and year ended December 31, 2004 was as follows:

	Six Months Ended June 30, 2005			Year Ended December 31, 2004
(in millions)	Cash Received	Equity Interest and Future Receivables	Total	Cash Received	Equity Interest and Future Receivables	Total
Beginning unearned income balance	$5.0	$7.5	$12.5	$5.6	$10.8	$16.4
Additional fees	3.1	0.5	3.6	2.8	2.3	5.1
Unearned income recognized	(1.5)	(5.1)	(6.6)	(3.0)	(5.6)	(8.6)
Unearned fees applied against loan balance (a)	(0.1)	—	(0.1)	(0.4)	—	(0.4)

Ending unearned income balance	$6.5	$2.9	$9.4	$5.0	$7.5	$12.5

(a)	When a loan is paid off at an amount below our cost basis, we apply any fees received that have not been recognized as income against the outstanding loan amount to reduce the cost basis, which has the effect of reducing any realized loss.

Other Fees

In certain investment transactions, we may perform consulting or advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is often when an investment transaction closes.

Valuation of Investments

Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value a substantial portion of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At June 30, 2005, approximately 83% of our total assets represented investments of which approximately 90% are recorded at fair value and approximately 10% are valued at market value based on readily ascertainable public market quotes at June 30, 2005. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties equaling $600.6 million at June 30, 2005 and $536.5 million at December 31, 2004. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Recent Development

On July 29, 2005, we amended our Commercial Loan Funding Trust Facility, funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. Pursuant to this amendment the total facility amount was increased from $150.0 million to $250.0 million, the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95% the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal. In connection with this amendment, the facility was renewed until July 28, 2006.

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

At June 30, 2005, our largest portfolio investment was Broadview Networks Holdings, Inc. (“Broadview”), which totaled $87.0 million at value, or 9% of the fair value of our investments. In connection with the merger between Bridgecom Holdings, Inc. and Broadview, which closed during January 2005, we acquired preferred securities of the combined entity, which entitles us to a preferred claim of approximately $90.0 million, plus dividends, which will accumulate at an annual rate of 12% on our preferred claim. We expect to recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends will be dependent upon the performance of the combined entity. Our financial results could be negatively affected if this portfolio company fails to perform as expected.

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

As of June 30, 2005, we had $461.7 million of outstanding borrowings under our debt facilities. As a result, our current financial structure has a high proportion of debt and our debt service is substantial. As of June 30, 2005, the weighted average annual interest rate on all of our outstanding borrowings was 4.09%. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our June 30, 2005 total assets of at least 1.69%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and we do not hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $318.1 million as of June 30, 2005.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At June 30, 2005, this ratio was approximately 230%.

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

We cannot assure you that we will be able to extend the terms of our debt facilities or obtain sufficient funds to repay any amounts outstanding under these facilities before they expire or terminate either from a replacement facility or alternative debt or equity financing. If we are unable to repay amounts outstanding under these facilities and are declared in default or are unable to refinance these facilities, we would not be able to operate our business in the regular course. Even if we are able to refinance our debt, we may not be able to do so on favorable terms.

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

Our future success depends to a significant extent on the continued services of Bryan J. Mitchell, our Chief Executive Officer, Steven F. Tunney, our President and Chief Operating Officer, B. Hagen Saville, one of our Executive Vice Presidents, and Robert J. Merrick, our Chief Credit Officer, as well as other key personnel. Messrs. Tunney, Saville and Merrick each have an employment agreement that is scheduled to expire on November 28, 2005. We currently expect to enter into new employment agreements with these officers, although there can be no assurance when or if these agreements will be entered into. The loss of any of these key employees would likely have a significant detrimental effect on our business. In addition, if any two of Mr. Mitchell, Mr. Saville, Mr. Tunney or Mr. Merrick cease to be actively involved in our management, the lender under one of our warehouse financing facilities could, absent a waiver or cure, replace us as the servicer of the loans and declare a default. In addition, if any two of Mr. Mitchell, Mr. Tunney or Mr. Saville cease to be an executive officer of MCG actively involved in the management of MCG, the lender of our Senior Secured Credit Facility could, absent a waiver or cure, declare a default.

Fluctuations in interest rates could adversely affect our income.

A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 77% of the loans in our portfolio, based on amounts outstanding at cost as of June 30, 2005, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 23% were at fixed rates. From October 1, 2003 to June 30, 2005, three-month LIBOR has increased from 1.15% to 3.52%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. At June 30, 2005, over 71% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 36% of our loan portfolio has a LIBOR floor, at various levels. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR. For the three months ended June 30, 2005, the average spread to three month LIBOR on yielding investments (excluding non-yielding investments) was 10.1% as compared to 10.3% in the same period in 2004.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$174.6		$160.4
Money Market Rate	2.0
Prime Rate	39.2		38.8
30-Day LIBOR	37.0		43.6
60-Day LIBOR	—		7.1
90-Day LIBOR	503.1	$461.7	514.7	$467.4
180-Day LIBOR	26.7		34.0
Fixed Rate	186.1		122.3

Total	$968.7	$461.7	$920.9	$467.4

Based on our June 30, 2005 balance sheet, the following table shows the impact of base rate changes in interest rates assuming no changes in our investment and borrowing structure.

(dollars in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income

(200)	$(14.0)	$(9.2)	$(4.8)
(100)	(7.6)	(4.6)	(3.0)
100	7.9	4.6	3.3
200	15.8	9.2	6.6
300	23.7	13.9	9.8

Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this strategy on an ongoing basis.

Item 4.    Controls and Procedures

(a)	As of the end of the period covered by this report, MCG carried out an evaluation, under the supervision and with the participation of MCG’s management, including MCG’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of MCG’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer, the Chief Financial Officer and Chief Accounting Officer have concluded that MCG’s current disclosure controls and procedures are effective in timely alerting them of material information relating to MCG that is required to be disclosed by MCG in the reports it files or submits under the Securities Exchange Act of 1934.

(b)	There have been no changes in MCG’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, MCG’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2005, MCG issued a total of 2,301 shares of common stock under its dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering proceeds for the shares of common stock sold under the dividend reinvestment plan were approximately $35 thousand. The proceeds were used for general corporate purposes.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 25, 2005, the Company held its Annual Meeting of Stockholders. The following two matters were submitted to the stockholders for consideration:

1. To elect three directors of the Company who will serve for three years, or until their successors are elected and qualified; and

2. To ratify the selection of Ernst & Young LLP to serve as independent auditors for the Company for the fiscal year ending December 31, 2005; and

3. To amend Article Four of MCG Capital Corporation’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from one-hundred million to two-hundred million shares

The results of the shares voted with regard to each of these matters are as follows:

1. Election of Directors:

Director	For	Withheld
Robert J. Merrick	43,744,689	800,355
Wallace B. Millner, III	43,761,599	783,445
Bryan J. Mitchell	43,724,596	820,448

Continuing Directors whose terms did not expire at the annual meeting were as follows: Jeffrey M. Bucher, Kenneth J. O’Keefe, Michael A. Pruzan, Kim D. Kelly, Steven F. Tunney and Joseph H. Gleberman.

2. Ratification of appointment of Ernst & Young LLP as auditors:

For	Against	Abstain
44,275,567	207,432	62,045

3. Amend Article Four of MCG Capital Corporation’s Restated Certificate of Incorporation:

For	Against	Abstain
31,239,649	13,171,166	134,229

There were no broker non-votes for items 1, 2 and 3 above.

Item 5.    Other Information

On July 29, 2005, we amended our Commercial Loan Funding Trust Facility, funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. Pursuant to this amendment the total facility amount was increased from $150.0 million to $250.0 million, the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95% the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal. In connection with this amendment, the facility was renewed until July 28, 2006.

Item 6.    Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with MCG Capital’s Current Report on Form 8-K filed on May 31, 2005).

10.75

Credit and Warehouse Agreement, dated as of June 9, 2005, among Merrill Lynch Capital Corp., MCG Commercial Loan Trust 2005-2 and MCG Capital Corporation (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on June 9, 2005).

10.76*

Second Amendment to Sale and Servicing Agreement, dated as of July 29, 2005 among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo Bank, National Association.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2005.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell
Chief Executive Officer

By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell
Chief Financial Officer

By:	/s/ JOHN C. WELLONS
John C. Wellons
Chief Accounting Officer