Form 10-Q
period 2005-09-30
MCG CAPITAL CORP
filed 2005-11-04
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2005.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 3, 2005 was 49,921,893.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

(dollars in thousands except per share and other data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income Statement Data:
Operating income	$28,374	$24,837	$86,647	$69,826
Net operating income before investment gains and losses	12,887	13,896	43,808	36,211
Net income	16,695	8,803	49,633	28,543

Per Common Share Data:
Net operating income before investment gains and losses per common share basic	0.26	0.33	0.93	0.90
Net operating income before investment gains and losses per common share diluted	0.26	0.33	0.93	0.90
Earnings per common share—basic and diluted	0.34	0.21	1.05	0.71
Net asset value per common share at period end	12.42	12.18	12.42	12.18
Cash dividends declared per common share	0.42	0.42	1.26	1.26

Selected Period-End Balances:
Total investments	$930,384	$804,675
Total assets	1,087,183	1,049,588
Borrowings	432,913	471,443

Other data (at period-end):
Number of portfolio companies	92	94
Number of employees	131	102

Item 1.    Financial Statements (unaudited)

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$54,186	$82,732
Cash, securitization accounts	77,868	79,473
Cash, restricted	1,975	—
Investments at fair value
Non-affiliate investments (cost of $602,285 and $573,658, respectively)	612,158	578,416
Affiliate investments (cost of $52,537 and $52,480, respectively)	50,733	47,728
Control investments (cost of $317,307 and $272,616, respectively)	276,029	254,256

Total investments (cost of $972,129 and $898,754, respectively)	938,920	880,400
Unearned income on commercial loans	(8,536)	(12,529)

Total investments net of unearned income	930,384	867,871
Interest receivable	7,930	5,729
Other assets	14,840	17,706

Total assets	$1,087,183	$1,053,511

Liabilities
Borrowings (maturing within one year of $288,096 and $82,805, respectively)	$432,913	$467,400
Interest payable	3,428	2,925
Dividends payable	20,966	19,043
Other liabilities	9,768	9,930

Total liabilities	467,075	499,298

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 200,000 shares on September 30, 2005 and 100,000 on December 31, 2004, 49,920 issued and outstanding on September 30, 2005 and 45,342 issued and outstanding on December 31, 2004	499	453
Paid-in capital	711,803	640,879
Distributions in excess of earnings:
Paid -in Capital	(28,998)	(28,998)
Other	(21,596)	(27,780)
Net unrealized depreciation on investments	(33,209)	(18,354)
Stockholder loans	(4,246)	(4,601)
Unearned compensation—restricted stock	(4,145)	(7,386)

Total stockholders’ equity	620,108	554,213

Total liabilities and stockholders’ equity	$1,087,183	$1,053,511

Net asset value per common share at period end	$12.42	$12.22

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$17,210	$13,528	$49,995	$38,704
Affiliate investments (5% to 25% owned)	1,513	754	4,337	2,406
Control investments (more than 25% owned)	7,235	5,877	23,067	16,331

Total interest and dividend income	25,958	20,159	77,399	57,441
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	2,404	2,319	8,588	6,427
Affiliate investments (5% to 25% owned)	—	495	—	495
Control investments (more than 25% owned)	12	1,864	660	5,463

Total advisory fees and other income	2,416	4,678	9,248	12,385

Total operating income	28,374	24,837	86,647	69,826

Operating expenses
Interest expense	5,571	2,344	15,208	6,512
Employee compensation:
Salaries and benefits	5,207	3,469	14,442	9,697
Long-term incentive compensation	2,096	2,321	5,422	10,000

Total employee compensation	7,303	5,790	19,864	19,697
General and administrative expense	2,613	2,807	7,767	7,406

Total operating expenses	15,487	10,941	42,839	33,615

Net operating income before investment gains and losses	12,887	13,896	43,808	36,211

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	1,920	936	7,720	2,924
Affiliate investments (5% to 25% owned)	—	(2,531)	(190)	(2,531)
Control investments (more than 25% owned)	(5,196)	—	13,150	(7,658)

Total net realized gains (losses) on investments	(3,276)	(1,595)	20,680	(7,265)
Net change in unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	3,928	(2,274)	5,112	(2,399)
Affiliate investments (5% to 25% owned)	1,307	2,182	3,495	(1,185)
Control investments (more than 25% owned)	1,849	(3,406)	(23,462)	3,181

Total net change in unrealized appreciation (depreciation) on investments	7,084	(3,498)	(14,855)	(403)

Net investment gains (losses)	3,808	(5,093)	5,825	(7,668)

Net income	$16,695	$8,803	$49,633	$28,543

Earnings per common share basic and diluted	$0.34	$0.21	$1.05	$0.71
Cash dividends declared per common share	$0.42	$0.42	$1.26	$1.26
Weighted average common shares outstanding	49,560	42,646	47,287	40,049
Weighted average common shares outstanding and dilutive common stock equivalents	49,563	42,676	47,315	40,104

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2005	2004
Operations:
Net operating income	$43,808	$36,211
Net realized gain (loss) on investments	20,680	(7,265)
Net unrealized appreciation (depreciation) of investments	(14,855)	(403)

Net increase in net assets resulting from operations	49,633	28,543
Shareholder distributions:
Common stock dividends	(58,304)	(48,895)

Net decrease in net assets resulting from shareholder distributions	(58,304)	(48,895)
Capital share transactions:
Issuance of common stock	70,418	100,115
Issuance of common stock under dividend reinvestment plan	59	72
Decrease in stockholder loans	257	218
Amortization of restricted stock awards	3,832	8,279

Net increase in net assets resulting from capital share transactions	74,566	108,684

Total increase in net assets	65,895	88,332
Net assets at beginning of period	554,213	463,950

Net assets at end of period	$620,108	$552,282

Net asset value per common share	$12.42	$12.18
Common shares outstanding at end of period	49,920	45,356

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004

Operating activities
Net income	$49,633	$28,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	593	765
Amortization of restricted stock awards	3,832	8,279
Amortization of deferred debt issuance costs	2,201	995
Net realized (gains) losses on investments	(20,680)	7,265
Net change in unrealized depreciation (appreciation) on investments	14,855	403
(Increase) decrease in cash—securitization accounts from interest collections	(7,564)	3,170
Increase in interest receivable	(2,169)	(1,069)
(Increase) decrease in accrued payment-in-kind interest and dividends	(8,303)	548
Decrease in unearned income	(1,311)	(5,520)
Increase in other assets	2,305	(2,750)
Increase (decrease) in interest payable	503	(551)
Increase in other liabilities	1,432	3,489

Net cash provided by operating activities	35,327	43,567

Investing activities
Originations, draws and advances on loans	(265,932)	(267,756)
Principal payments on loans	212,248	144,096
Purchase of equity investments	(18,963)	(14,791)
Proceeds from sales of equity investments	22,157	13,746
Purchase of premises, equipment and software	(185)	(401)

Net cash used in investing activities	(50,675)	(125,106)

Financing activities
Net proceeds from borrowings	(7,037)	165,528
Increase in cash—securitization accounts for paydown of principal on debt	(18,279)	(77,803)
Payment of financing costs	(641)	(6,010)
Dividends paid	(57,975)	(48,803)
Issuance of common stock, net of costs	70,477	100,187
Repayment of loans to officers/shareholders	257	218

Net cash (used in) provided by financing activities	(13,198)	133,317

(Decrease) Increase in cash and cash equivalents	(28,546)	51,778
Cash and cash equivalents at beginning of period	82,732	60,072

Cash and cash equivalents at end of period	$54,186	$111,850

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2005

(Dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2005
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value

Control investments: Majority-owned (3):

Broadview Networks Holdings, Inc. (2) (9)	Telecommunications	Subordinated Debt (12.0%, Due 12/09)		$41,713	$41,713	$41,713
		Series A Preferred Stock (89,153 shares)	49.1%		49,289	49,289
		Common Stock (2,228,937 shares)	33.8%		—	—

ClearTel Communications, Inc. (2) (13) (15)	Telecommunications	Senior Debt (7.9%, Due 6/06-6/09)		28,000	28,000	28,000
		Subordinated Debt (13.8%, Due 6/09)		9,209	9,209	9,209
		Preferred Stock (57,859 shares)	99.1%		50,613	40,684
		Common Stock (9 shares)	0.005%		540	—

Copperstate Technologies, Inc.	Security Alarm	Senior Debt (11.0%, Due 9/07)		1,272	1,272	1,272
		Class A Common Stock (20,000 shares)	93.0%		2,000	2,166
		Class B Common Stock (10 shares)	0.05%		—	—
		Warrants to purchase Class B Common Stock (expire 12/20/12)	93.7%		—	—
		Standby Letter of Credit ($1,000)

Crystal Media Network, LLC (6)	Broadcasting	Senior Debt (10.8%, Due 5/06)		1,099	977	977
		LLC Interest Guaranty ($65)	100.0%		6,132	1,114

Midwest Tower Partners, LLC (2)	Telecommunications	Subordinated Debt (11.8%, Due 2/07)		16,641	16,641	16,641
		Preferred LLC Interest	91.0%		2,048	2,048
		Common LLC Interest	79.2%		201	1,195

Superior Publishing Corporation (2)	Newspaper	Senior Debt (8.5%, Due 12/06)		20,759	20,759	20,759
		Subordinated Debt (20.0%, Due 12/06)		22,351	20,224	20,224
		Preferred Stock (7,999 shares)	100.0%		7,999	8,310
		Common Stock (100 shares)	100.0%		365	—

Telecomm South, LLC (6)	Telecommunications	Senior Debt (12.80%, Due 12/05)		7,886	2,582	1,000
		LLC Interest	100.0%		11	—

UMAC, Inc. (6)	Publishing	Common Stock (100 shares)	100.0%		10,062	—

Working Mother Media, Inc. (6)	Publishing	Senior Debt (7.0%, Due 6/06)		10,266	8,576	8,576
		Class A Preferred Stock (12,497 shares)	99.2%		12,497	4,571
		Class B Preferred Stock (1 share)	100.0%		1	—
		Class C Preferred Stock (1 share)	100.0%		1	—
		Common Stock (510 shares)	51.0%		1	—
		Guaranty ($923)

Total Control investments: Majority-owned					$291,713	$257,748

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2005

(Dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2005
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Control investments: Non-majority owned (4):

ETC Group, LLC (6)	Publishing	Series A LLC Interest	100.0%		$270	$104
		Series C LLC Interest	100.0%		100	—

Fawcette Technical	Publishing	Senior Debt (14.0%, Due 12/06)		12,937	12,545	12,545
Publications Holding (2)		Subordinated Debt (14.3%, Due 12/06)		5,112	4,691	525
		Series A Preferred Stock (8,473 shares)	100.0%		2,569	—
		Common Stock (5,010,379 shares)	36.0%		—	—

Platinum Wireless, Inc.	Telecommunications	Senior Debt (8.0%, Due 6/06)		507	507	507
		Common Stock (2,937 shares)	37.0%		4,640	4,506
		Option to purchase Common Stock (expire 12/31/13)	1.5%		272	94

Total Control investments: Non-majority-owned					25,594	18,281

Affiliate investments (5):

All Island Media, Inc.	Newspaper	Senior Debt (14.8%, Due 9/08)		6,287	6,287	6,287
		Common Stock (500 shares)	8.6%		500	890

iVerify. US Inc. (14)	Security Alarm	Senior Debt (8.0%, Due 4/06)		75	75	75
		Common Stock (20 shares)	12.0%		550	17

On Target Media, LLC	Publishing	Senior Debt (10.0%, Due 9/09)		20,000	20,000	20,000
		Subordinated Debt (16.5%, Due 3/10)		10,999	10,999	10,999
		Class A LLC Interest	6.8%		1,508	2,410
		Class B LLC Interest	16.9%		—	—

Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (15.6%, Due 12/07)		12,645	12,053	10,049
		Class A LLC Interest	12.8%		564	—
		Warrants to purchase Class B LLC interest (expire 1/31/11)	100.0%		—	—

ViewTrust Technology, Inc. (6)	Technology	Common Stock (75 shares)	7.5%		1	6

Total Affiliate investments					52,537	50,733

Non-affiliate investments (less than 5% owned):

Allen’s TV Cable Service, Inc.	Cable	Senior Debt (11.8%, Due 6/11)		7,130	7,130	7,130
		Subordinated Debt (13.0%, Due 6/11)		2,000	2,000	2,000

Amerifit Nutrition, Inc. (2)	Drugs	Senior Debt (11.7%, Due 3/10)		6,643	6,643	6,643

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2005

(Dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2005
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (10.5%, Due 12/08)		$4,200	$4,200	$4,200

B & H Education, Inc. (2)	Beauty Shops	Senior Debt (10.0%, Due 3/10)		4,000	4,000	4,000
		Preferred Stock (5,384 shares)	4.1%		1,000	1,012

Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (10.0%, Due 9/11)		5,599	5,599	5,599

BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (11.6%, Due 3/10)		10,000	10,000	10,000

Builders First Source, Inc.	Building & Development	Senior Debt (6.2%, Due 8/11)		1,444	1,444	1,455

Cambridge Information Group, Inc. (2)	Information Services	Senior Debt (8.3%, Due 6/07-6/10)		18,975	18,975	18,975

CCG Consulting, LLC	Business Services	Senior Debt (11.6%, Due 6/05)		1,474	1,369	100
		Warrants to purchase Common Stock (expire 7/31/10)	21.4%		—	—

CEI Holdings, Inc.	Cosmetics/Toiletries	Subordinated Debt (10.4%, Due 12/11)		2,377	2,377	2,312

Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (6.0%, Due 7/10)		1,778	1,778	1,806

Community Media Group, Inc. (2)	Newspaper	Senior Debt (8.9%, Due 9/10)		22,692	22,692	22,692

Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12)		7,025	7,025	7,025

Country Road Communications LLC (2)	Telecommunications	Subordinated Debt (11.6%, Due 7/13)		13,000	13,000	13,000

Creative Loafing, Inc. (2)	Newspaper	Senior Debt (10.6%, Due 6/10)		19,400	19,400	19,400

Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (13.3%, Due 6/09-6/10)		8,953	8,953	8,953

Cruz Bay Publishing, Inc. (2)	Publishing	Senior Debt (11.6%, Due 12/06) Subordinated Debt (20.0%, Due		6,200 11,173	6,200 11,173	6,200 11,173
		12/06)

D&B Towers, LLC	Telecommunications	Senior Debt (13.2%, Due 6/08)		4,900	4,900	4,900

dick clark productions, inc.	Broadcasting	Warrants to purchase Common Stock (expire 7/25/11)	5.3%		858	1,142
		Common Stock (235,714 shares)	0.5%		210	117

The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%		88	37

Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (10.4%, Due 6/12) Subordinated Debt (14.5%, Due		10,000 5,009	10,000 5,009	10,000 5,009
		5/12)

Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (11.0%, Due 9/10)		4,000	4,000	4,000
		Subordinated Debt (16.0%, Due 3/11)		8,674	8,674	8,674

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2005

(Dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2005
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (10.7%, Due 12/12)		$5,000	$5,000	$4,900

GoldenSource Holdings Inc. (2) (12)	Technology	Senior Debt (8.3%, Due 9/08)		17,000	17,000	17,000
		Warrants to purchase Common Stock (expire 10/31/08)	4.2%		—	—

The Hillman Group, Inc.	Home Furnishings	Senior Debt (6.7%, Due 3/11)		5,910	5,910	6,010

Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (8.9%, Due 3/11)		4,727	4,727	4,370

I-55 Internet Services, Inc. (6)	Telecommunications	Senior Debt (17.0%, Due 12/06)		1,778	1,778	1,395
		Warrants to purchase Common Stock (expire 4/30/10)	20.0%		366	—

Images.com, Inc.	Information Services	Senior Debt (13.0%, Due 12/07)		2,768	2,768	2,768

Information Today, Inc. (2)	Information Services	Senior Debt (12.7%, Due 9/08)		7,515	7,515	7,515

Instant Web, Inc.	Direct Mail Advertiser	Senior Debt (7.3%, Due 2/11)		4,975	4,975	5,050

Jenzabar, Inc. (2)	Technology	Senior Debt (12.0%, Due 4/09)		12,000	12,000	12,000
		Subordinated Debt (18.0%, Due 4/09-4/12)		7,392	7,392	7,392
		Senior Preferred Stock (5,000 shares)	100.0%		5,694	5,694
		Subordinated Preferred Stock (109,800 shares)	100.0%		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)	19.5%		422	7,657

The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (6.8%, Due 12/11)		7,625	7,625	7,625

Jupitermedia Corporation (10)	Information Services	Common Stock (148,373 shares)	0.4%		2,114	2,496

Knowledge Learning Corporation	Healthcare	Senior Debt (6.4%, Due 1/12)		5,719	5,719	5,752

The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt (8.9%, Due 3/06)		8,758	8,758	8,758

Lakeland Finance, LLC	Leisure Activities	Senior Debt (7.7%, Due 9/09)		4,387	4,387	4,387
		Subordinated Debt (12.2%, Due 9/10)		1,500	1,500	1,500

Le-Nature’s, Inc.	Beverage and Tobacco	Senior Debt (8.3%, Due 6/10)		2,962	2,962	2,988

Managed Health Care Associates, Inc.	Drugs	Senior Debt (9.8%, Due 6/09-6/10)		4,958	4,958	4,958

Metropolitan Telecommunications Holding Company (2)	Telecommunications	Senior Debt (10.1%, Due 6/10-9/10)		22,000	22,000	22,000
		Subordinated Debt (14.0%, Due 12/10)		10,929	10,929	10,929
		Warrants to purchase Common Stock (expire 9/30/13)	20.4%		1,843	4,011

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2005

(Dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2005
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Michael May	Security Alarm	Senior Debt (12.0%, Due 2/08)		$450	$450	$450

MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (8.5%, Due 3/10 - 9/10)		14,300	14,300	14,300
		Subordinated Debt (12.0%, Due 3/10 - 3/11)		9,115	9,115	9,115

MicroDental Laboratories (2)	Healthcare	Senior Debt (9.2%, Due 5/11 - 11/11)		11,884	11,884	11,884
		Subordinated Debt (14.3%, Due 5/12)		6,066	6,066	6,066

Miles Media Holding, Inc. (2)	Publishing	Senior Debt (10.4%, Due 6/12)		8,394	8,394	8,394
		Subordinated Debt (14.9%, Due 12/12)		4,000	4,000	4,000
		Warrants to purchase Common Stock (expire 6/3/15)	19.5%		439	808

Minnesota Publishers, Inc. (2)	Newspaper	Senior Debt (8.8%, Due 6/13)		8,340	8,340	8,340

Monotype Imaging Holdings Corp. (2)	Technology	Senior Debt (7.0%, Due 11/09)		4,963	4,963	4,963

MultiPlan, Inc.	Insurance	Senior Debt (6.0%, Due 3/09)		3,333	3,333	3,382

Nalco Company	Ecological Services	Senior Debt (5.9%, Due 11/10)		4,162	4,162	4,230

National Product Services, Inc.	Business Services	Subordinated Debt (14.0%, Due 6/07)		10,225	10,225	10,225

New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)	0.4%		—	—

OMP, Inc.	Drugs	Senior Debt (9.1%, Due 1/10 - 1/11)		8,044	8,044	8,044

PartMiner, Inc. (2)	Information Services	Senior Debt (14.3%, Due 6/09)		6,193	6,193	6,193

Powercom Corporation (2)	Telecommunications	Senior Debt (12.0%, Due 12/06)		1,924	1,924	1,924
		Warrants to purchase Class A Common Stock (expire 6/30/14)	30.7%		286	294

Professional Paint, Inc.	Chemicals/Plastics	Senior Debt (7.2%, Due 9/10 - 9/11)		3,325	3,325	3,379

R.R. Bowker, LLC (2)	Information Services	Senior Debt (10.8%, Due 12/08 - 12/09)		14,775	14,775	14,775

Republic National Cabinet Corporation	Cabinet Maker	Senior Debt (8.8%, Due 6/09)		3,741	3,741	3,741
		Subordinated Debt (12.6%, Due 6/09)		5,000	5,000	5,000

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2005

(Dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2005
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.4%, Due 11/09)		$12,200	$12,200	$12,200

Sheridan Healthcare, Inc.	Healthcare	Senior Debt (6.8%, Due 11/10)		2,888	2,888	2,936

Sterigenics International, Inc.	Healthcare	Senior Debt (6.9%, Due 6/11)		4,938	4,938	5,015

Stonebridge Press, Inc. (2)	Newspaper	Senior Debt (8.3%, Due 9/09)		4,944	4,944	4,944

Stratford School Holdings, Inc. (2)	Education	Senior Debt (8.8%, Due 6/11) Subordinated Debt		6,500 6,583	6,500 6,583	6,500 6,583
		(14.0%, Due 12/11)
		Preferred Stock (10,000 shares)	13.3%		1,000	1,030
		Warrants to purchase Common Stock (expire 5/31/15)	100.0%		67	64

Survey Sampling International, LLC	Research	Senior Debt (7.8%, Due 5/11)		3,954	3,954	3,971

SXC Health Solutions, Inc. (2)	Technology	Senior Debt (10.0%, Due 12/10) Common Stock (1,111,100 shares)	1.9%	13,600	13,600 1,235	13,600 2,235

Talk America Holdings, Inc. (6)	Telecommunications	Warrants to purchase Common Stock (expire 8/17/06 - 3/31/07)	0.7%		25	370

Team Express, Inc.	Specialty Retail	Senior Debt (10.3%, Due 12/09 - 12/10)		13,239	13,239	13,239
		Subordinated Debt (15.0%, Due 6/11)		7,054	7,054	7,054

Tippmann Sports, LLC	Leisure Goods	Senior Debt (9.8%, Due 6/09)		7,247	7,247	7,247

Total Sleep Holdings, Inc. (2)	Healthcare	Subordinated Debt (14.0%, Due 9/11)		22,051	22,051	22,051

U. S. I. Holdings Corporation	Insurance	Senior Debt (6.2%, Due 8/08)		2,977	2,977	2,990

VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%		500	—

VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (10.3%, Due 12/07 - 6/10)		10,200	10,200	10,200
		Convertible Preferred Subordinated Notes (11.0%, Due 12/15 )	16.5%	1,030	1,030	1,030

Waddington North America, Inc.	Containers & Glass	Senior Debt (8.8%, Due 4/11)		4,700	4,700	4,521

Wicks Business Information, LLC	Publishing	Unsecured Notes (6.8%, Due 2/08)		210	210	210

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2005

(Dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	September 30, 2005
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Wiesner Publishing Company, LLC (2)	Publishing	Warrants to purchase membership interest in LLC (expire 6/30/12)	15.0%		$406	$1,937

Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (11.6%, Due 6/11)		6,000	6,000	6,150

WirelessLines II, Inc.	Telecommunications	Senior Debt (8.0%, Due 4/07)		217	217	217

Witter Publishing Co., Inc.	Publishing	Senior Debt (10.0%, Due 12/05)		1,504	1,278	550
		Warrants to purchase Common Stock (expire 3/31/14)	20.0%		146	—

Total Non-affiliate investments					602,285	612,158

Total Investments					972,129	938,920
Unearned income					(8,536)	(8,536)

Total Investments net of unearned income					$963,593	$930,384

Call options written (included in Other Liabilities in the Consolidated Balance Sheets)

Metropolitan Telecommunications Holding Company	Telecommunications	Call options written			$575	$575

Total Call options written					$575	$575

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Control investments: Majority-owned (3):

Bridgecom Holdings, Inc.	Telecommunications	Senior Debt (11.7%, Due 8/05-8/07)		$23,634	$23,634	$23,634
(2) (8) (9)		Preferred Stock (36,444 shares)	100.0%		40,923	41,420
		Common Stock (947,880 shares)	100.0%		—	—

ClearTel	Telecommunications	Senior Debt (11.3%, Due 7/05)		23,723	23,723	23,723
Communications, Inc. (2) (13) (15)		Subordinated Debt (11.3%, Due 7/05)		2,863	2,863	2,863
		Preferred Stock (120,000 shares)	100.0%		9,196	—
		Common Stock (9 shares) Guaranty ($158)	100.0%		540	—

Copperstate Technologies,	Security Alarm	Senior Debt (11.0%, Due 9/05)		1,060	1,060	1,060
Inc.		Class A Common Stock (20,000 shares)	93.0%		2,000	1,823
		Class B Common Stock (10 shares)	0.05%		—	—
		Warrants to purchase Class B Common Stock (expire 12/20/12) Guaranty ($1,000)	97.3%		—	—

Corporate Legal Times	Publishing	Senior Debt (17.0%, Due 12/04)		6,979	4,625	4,625
L.L.C.		Subordinated Debt (18.0%, Due 12/04)		1,445	1,444	1,419
		LLC Interest	90.6%		313	—

Crystal Media Network,	Broadcasting	Senior Debt (9.2%, Due 5/06)		1,099	1,060	1,060
LLC (6)		LLC Interest	100.0%		6,132	4,802

Interactive Business	Security Alarm	Senior Debt (8.0%, Due 4/06)		75	75	75
Solutions, Inc. (14)		Common Stock (100 shares)	100.0%		2,750	432

Midwest Tower Partners, LLC (2)	Telecommunications	Subordinated Debt (14.0%, Due 2/07)		16,143	16,143	16,143
		Preferred LLC Interest	91.0%		1,770	1,770
		Common LLC Interest	79.2%		201	201

Superior Publishing	Newspaper	Senior Debt (7.5%, Due 12/06)		20,759	20,759	20,759
Corporation (2)		Subordinated Debt (20.0%, Due 12/06)		21,359	20,405	20,405
		Preferred Stock (7,999 shares)	100.0%		7,999	8,975
		Common Stock (100 shares)	100.0%		365	494

Telecomm South, LLC	Telecommunications	Senior Debt (12.0%, Due 7/05)		7,574	2,850	748
(6)		LLC Interest	100.0%		11	—

UMAC, Inc. (6)	Publishing	Common Stock (100 shares)	100.0%		10,133	47

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Working Mother Media,	Publishing	Senior Debt (6.0%, Due 12/05)		$8,776	$7,526	$7,526
Inc. (6)		Class A Preferred Stock (11,497 shares)	99.2%		11,497	4,796
		Class B Preferred Stock (1 share)	100.0%		1	—
		Class C Preferred Stock (1 share)	100.0%		1	—
		Common Stock (510 shares) Guaranty ($1,191)	51.0%		1	—

Total Control investments: Majority-owned					220,000	188,800

Control investments: Non-majority owned (4):

Creatas, L.L.C. (2) (10)	Information Services	Senior Debt (8.3%, Due 3/08)		19,331	19,331	19,331
		Investor Class LLC Interest	100.0%		1,273	23,411
		Guaranty ($501)

ETC Group, LLC	Publishing	Senior Debt (9.0%, Due 6/08)		1,200	1,200	1,200
		Series A LLC Interest	100.0%		650	—
		Series C LLC Interest	100.0%		100	—

Fawcette Technical	Publishing	Senior Debt (12.6%, Due 12/06)		12,594	12,545	12,545
Publications Holding (2)		Subordinated Debt (12.6%, Due 12/06)		4,198	3,940	3,940
		Series A Preferred Stock (8,473 shares)	100.0%		2,569	—
		Common Stock (5,010,379 shares)	36.0%		—	—

National Systems	Security Alarm	Senior Debt (8.5%, Due 12/06)		910	910	—
Integration, Inc. (6) (7)		Class B-2 Preferred Stock (500,000 shares)	100.0%		4,409	—
		Common Stock (460,000 shares)	46.0%		—	—

Platinum Wireless, Inc.	Telecommunications	Senior Debt (8.0%, Due 6/06)		777	777	777
		Common Stock (2,937 shares)	37.0%		4,640	4,168
		Option to purchase Common Stock (expire 12/31/13)	1.5%		272	84

Total Control investments: Non-majority-owned					52,616	65,456

Affiliate investments (5):

All Island Media, Inc.	Newspaper	Senior Debt (13.5%, Due 9/08)		6,800	6,800	6,800
		Common Stock (500 shares)	8.6%		500	500

Executive Enterprise Institute, LLC (6)	Business Services	LLC Interest	10.0%		301	111

On Target Media, LLC	Publishing	Senior Debt (8.6%, Due 9/09)		20,000	20,000	20,000
		Subordinated Debt (15.1%, Due 3/10)		10,243	10,243	10,243
		Class A LLC Interest	6.8%		1,508	1,508
		Class B LLC Interest	16.9%		—	—

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Sunshine Media	Publishing	Senior Debt (12.0%, Due 12/07)		$12,857	$12,563	$8,563
Delaware, LLC (2)		Class A LLC Interest	12.8%		564	—
		Warrants to purchase Class B LLC interest (expire 1/31/11)	100.0%		—	—

ViewTrust Technology, Inc. (6)	Technology	Common Stock (75 shares)	7.5%		1	3

Total Affiliate investments					52,480	47,728

Non-affiliate investments (less than 5% owned):

Allen’s TV Cable Service, Inc.	Cable	Senior Debt (9.8%, Due 6/11)		7,130	7,130	7,130
		Subordinated Debt (11.6%, Due 6/11)		1,300	1,300	1,300

Ames True Temper, Inc.	Industrial Equipment	Senior Debt (5.4%, Due 6/11)		995	995	1,008

Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (9.1%, Due 12/08)		4,000	4,000	4,000

Auto Europe, LLC	Equipment Leasing	Senior Debt (11.3%, Due 12/07)		5,819	5,819	5,819

Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (8.0%, Due 9/11)		6,049	6,049	6,049

Boucher Communications,	Publishing	Senior Debt (7.9%, Due 6/07)		1,000	1,000	1,000
Inc. (2)		Stock Appreciation Rights (expire 9/30/09)	5.0%		—	402

Builders First Source, Inc.	Building & Development	Senior Debt (5.4%, Due 2/10)		4,963	4,963	5,018
		Subordinated Debt (10.9%, Due 2/10)		2,000	2,000	2,033

Cambridge Information Group, Inc. (2)	Information Services	Senior Debt (6.8%, Due 6/07-6/10)		19,625	19,625	19,625

CCG Consulting, LLC	Business Services	Senior Debt (14.4%, Due 6/05)		1,428	1,428	1,428
		Warrants to purchase Common Stock (expire 7/31/10)	19.9%		—	—

CEI Holdings, Inc.	Cosmetics/Toiletries	Subordinated Debt (9.1%, Due 12/11)		2,000	2,000	2,025

Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (6.8%, Due 7/10)		1,904	1,904	1,931

Community Media Group, Inc. (2)	Newspaper	Senior Debt (7.4%, Due 9/10)		23,346	23,346	23,346

Creative Loafing, Inc. (2)	Newspaper	Senior Debt (9.1%, Due 6/10)		19,500	19,500	19,500

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (11.2%, Due 3/09 - 6/10)		$10,478	$10,478	$10,478

Cruz Bay Publishing, Inc. (2)	Publishing	Senior Debt (9.1%, Due 12/06)		6,389	6,389	6,389
		Subordinated Debt (14.1%, Due 12/06)		10,723	10,723	10,723

dick clark productions, inc.	Broadcasting	Subordinated Debt (18.3%, Due 7/08)		17,854	17,854	17,854
		Warrants to purchase Common Stock (expire 7/25/11)	5.3%		858	721
		Common Stock (235,700 shares)	0.5%		210	111

The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%		88	37

FTI Technologies Holdings, Inc. (2) (12)	Technology	Senior Debt (6.6%, Due 9/08)		17,000	17,000	17,000
		Warrants to purchase Common Stock (expire 10/31/08)	4.2%		—	—

Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (9.5%, Due 12/12)		5,000	5,000	5,025

GCA Services Group, Inc.	Commercial Services	Subordinated Debt (10.0%, Due 11/09)		10,000	10,000	10,000

Graycom, LLC (6)	Telecommunications	Warrants to purchase membership interest in LLC (expire 7/1/13)	27.8%		71	80

The Hillman Group, Inc.	Home Furnishings	Senior Debt (5.5%, Due 3/11)		5,955	5,955	6,037

Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (7.2%, Due 3/11)		4,883	4,883	4,677

Hometown Telephone, LLC (6)	Telecommunications	Warrants to purchase membership interest in LLC (expire 11/7/13)	27.8%		—	—

I-55 Internet Services, Inc.	Telecommunications	Senior Debt (15.6%, Due 12/06)		2,013	2,013	2,013
		Warrants to purchase Common Stock (expire 4/30/10)	20.0%		366	194

IDS Telcom LLC (13)	Telecommunications	Senior Debt (12.6%, Due 6/06)		18,823	18,823	18,823
		Warrants to purchase membership interest in LLC (expire 7/1/13)	27.8%		2,693	2,801

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Images.com, Inc.	Information Services	Senior Debt (14.6%, Due 12/07)		$3,118	$3,118	$3,118

Information Today, Inc. (2)	Information Services	Senior Debt (12.0%, Due 9/08)		8,792	8,792	8,792

International Media Group, Inc.	Broadcasting	Senior Debt (7.0%, Due 8/09)		7,980	7,980	7,980

Jeffrey A. Stern (6)	Other	Senior Debt (0.0%, Due 4/06)		45	45	45

Jenzabar, Inc. (2)	Technology	Senior Debt (10.5%, Due 4/09)		12,000	12,000	12,000
		Subordinated Debt (14.0%, Due 4/12)		7,172	7,172	7,172
		Senior Preferred Stock (5,000 shares)	100.0%		5,281	5,281
		Subordinated Preferred Stock (109,800 shares)	100.0%		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)	18.0%		422	1,124

The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (5.9%, Due 12/11)		8,705	8,705	8,705

Joseph C. Millstone	Telecommunications	Senior Debt (8.6%, Due 7/05)		500	500	500

Knowledge Learning Corporation	Healthcare	Senior Debt (7.0%, Due 12/10)		7,068	7,068	7,112

The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt (7.1%, Due 5/05)		9,747	9,747	9,747

LaGrange Acquisition LP	Oil and Gas	Senior Debt (5.4%, Due 1/08)		5,000	5,000	5,091

Lakeland Finance, LLC	Leisure Activities	Senior Debt (6.4%, Due 9/09)		3,875	3,875	3,875
		Subordinated Debt (9.2%, Due 9/10)		1,500	1,500	1,500

Le-Nature’s, Inc.	Beverage and Tobacco	Senior Debt (6.5%, Due 6/10)		2,985	2,985	3,030

Maidenform, Inc.	Clothing/Textiles	Senior Debt (5.4%, Due 5/10)		4,887	4,887	4,973
		Subordinated Debt (10.2%, Due 5/11)		1,808	1,808	1,853

Majesco Holdings Inc. (6)	Leisure Goods	Common Stock (3,641 shares)	0.02%		57	38

Managed Health Care Associates, Inc.	Drugs	Senior Debt (8.0%, Due 6/09-6/10)		5,811	5,811	5,811

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Metropolitan	Telecommunications	Senior Debt (10.5%, Due 10/06)		$13,925	$13,925	$13,925
Telecommunications Holding Company (2)		Subordinated Debt (10.5%, Due 10/06)		12,328	12,328	12,328
		Preferred Stock (18,000 shares)	100.0%		2,019	2,075
		Warrants to purchase Common Stock (expire 9/30/13)	28.0%		2,805	5,258

MedAssets, Inc.	Healthcare	Senior Debt (7.3%, Due 3/07)		4,073	4,073	4,129
		Subordinated Debt (12.6%, Due 3/08)		2,500	2,500	2,550

The Meow Mix Company	Food Products	Senior Debt (6.9%, Due 10/09)		3,760	3,760	3,736

Miles Media Holding, Inc.	Publishing	Senior Debt (13.3%, Due 6/07)		7,376	7,376	7,376
(2)		Warrants to purchase Common Stock (expire 6/3/15)	12.1%		20	279

Minnesota Publishers, Inc. (2)	Newspaper	Senior Debt (4.9%, Due 12/09)		14,250	14,250	14,250

Monotype Imaging Holdings Corp.	Technology	Senior Debt (5.8%, Due 11/09)		4,950	4,950	4,950

MultiPlan, Inc.	Insurance	Senior Debt (5.3%, Due 3/09)		4,444	4,444	4,494

Nalco Company	Ecological Services	Senior Debt (4.3%, Due 11/10)		4,162	4,162	4,219

New Century Companies,	Industrial Equipment	Common Stock (160,000 shares)	2.3%		157	46
Inc. (6)		Warrants to purchase Common Stock (expire 6/30/10)	0.4%		—	—

New Vision Broadcasting, LLC (2)	Broadcasting	Senior Debt (9.8%, Due 9/09)		16,033	16,033	16,033

New Wave Communications, LLC (2)	Cable	Senior Debt (11.5%, Due 9/10)		11,406	11,406	11,406

nii communications, inc.	Telecommunications	Senior Debt (13.0%, Due 1/05)		7,749	7,749	7,749
(2) (15)		Common Stock (100,000 shares)	2.8%		400	214
		Warrants to purchase Common Stock (expire 4/30/06-4/30/11)	36.5%		1,218	2,349

PartMiner, Inc. (2)	Information Services	Senior Debt (13.1%, Due 6/09)		6,055	6,055	6,055

Powercom Corporation (2)	Telecommunications	Senior Debt (10.0%, Due 12/06)		2,050	2,050	2,050
		Warrants to purchase Class A Common Stock (expire 6/30/14)	20.0%		278	104

Professional Paint Inc.	Chemicals/Plastics	Senior Debt (5.7%, Due 9/10-9/11)		3,456	3,456	3,504

R.R. Bowker LLC (2)	Information Services	Senior Debt (8.2%, Due 12/08-12/09)		15,700	15,700	15,700

Refco Group Ltd., LLC	Financial Intermediaries	Senior Debt (5.2%, Due 8/11)		4,988	4,988	5,036

Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (9.9%, Due 11/09)		12,000	12,000	12,000

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(dollars in thousands)

			Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2004
Portfolio Company	Industry	Investment (11)		Principal	Cost	Fair Value
Sheridan Healthcare, Inc.	Healthcare	Senior Debt (5.5%, Due 11/10)		$3,000	$3,000	$3,058

Solo Cup Company	Containers & Glass	Senior Debt (4.9%, Due 2/11)		4,966	4,966	5,050

Sterigenics International, Inc.	Healthcare	Senior Debt (4.9%, Due 6/11)		4,975	4,975	5,037

Stonebridge Press, Inc. (2)	Newspaper	Senior Debt (6.9%, Due 9/09)		4,940	4,940	4,940

SXC Health Solutions, Inc. (2)	Technology	Senior Debt (11.0%, Due 12/10) Common Stock (1,111,111 shares)	1.9%	13,600	13,600 1,235	13,600 1,288

Talk America Holdings,	Telecommunications	Common Stock (215,644 shares)	0.8%		499	1,428
Inc. (6)		Warrants to purchase Common Stock (expire 8/17/06-3/31/07)	0.7%		25	229

Team Express, Inc.	Specialty Retail	Senior Debt (8.6%, Due 12/09-12/10)		16,000	16,000	16,000
		Subordinated Debt (15.0%, Due 6/11)		7,015	7,015	7,015

Tippmann Sports, LLC	Leisure Goods	Senior Debt (8.3%, Due 6/09)		8,083	8,083	8,083

United Industries Corporation	Farming & Agriculture	Senior Debt (4.7%, Due 4/11)		2,981	2,981	3,032

U. S. I. Holdings Corporation	Insurance	Senior Debt (4.6%, Due 8/08)		995	995	1,000

VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%		500	—

Waddington North America, Inc.	Containers & Glass	Senior Debt (4.6%, Due 4/11)		4,850	4,850	4,785

Wicks Business Information, LLC	Publishing	Unsecured Note (4.0%, Due 4/06)		200	200	200

Wiesner Publishing	Publishing	Senior Debt (10.5%, Due 6/09-12/10)		6,763	6,763	6,763
Company, LLC(2)		Subordinated Debt (18.0%, Due 12/10)		4,141	4,141	4,141
		Warrants to purchase membership interest in LLC (expire 6/30/12)	15.0%		406	209

WirelessLines II, Inc.	Telecommunications	Senior Debt (8.0%, Due 4/07)		321	321	321

Witter Publishing Co., Inc.	Publishing	Senior Debt (12.1%, Due 12/07)		2,601	2,601	2,000
		Warrants to purchase Common Stock (expire 3/31/14)	20.0%		146	—

Wyoming Newspapers, Inc. (2)	Newspaper	Senior Debt (9.4%, Due 12/12)		15,000	15,000	15,000

Total Non-affiliate investments					573,658	578,416

Total Investments					898,754	880,400
Unearned income					(12,529)	(12,529)

Total Investments net of unearned income					$886,225	$867,871

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Notes to Consolidated Schedule of Investments (unaudited)

September 30, 2005 and December 31, 2004

(dollars in thousands)

(1)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided in that company’s most recent public filings with the SEC.
(2)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(3)	Majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 50% of the voting securities of the company.
(4)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% but not more than 50% of the voting securities of the company.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	In June 2004, National Systems Integration, Inc. (“NSI”) ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code. During the third quarter of 2005, MCG wrote off its investment in NSI.
(8)	In December 2003, Telecomm North Corp., a wholly owned portfolio company, entered into an agreement to merge with another of our portfolio companies, Bridgecom Holdings, Inc. The merger was completed in March 2004 with Bridgecom Holdings, Inc. as the surviving corporation.
(9)	In January 2005, MCG IH, Inc., the sole owner of one of the Company’s majority-owned controlled portfolio companies, Bridgecom Holdings, Inc. completed a merger with and into BV-BC Acquisition Corporation, a wholly-owned subsidiary of Broadview Networks Holdings, Inc. The Company’s economic ownership in the newly merged entity decreased below 50 percent; however, the Company retained greater than 50 percent of the voting control of the merged entity. Accordingly, our investment will continue to be reflected as a majority-owned control portfolio company.
(10)	In March 2005, one of the Company’s non majority-owned controlled portfolio companies, Creatas, L.L.C., was acquired by a subsidiary of Jupitermedia Corporation, a publicly held corporation. The consideration paid by such subsidiary was a combination of cash and Jupitermedia Corporation common stock.
(11)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(12)	In February 2005, FTI Technologies Holdings, Inc. changed its name to GoldenSource Holdings, Inc.
(13)	In April 2005, one of the Company’s majority-owned controlled portfolio companies, ClearTel Communications, Inc. completed a merger with one of the Company’s non-affiliate portfolio companies, IDS Telcom LLC.
(14)	In June 2005, Interactive Business Solutions, Inc. changed its name to iVerify. US Inc.
(15)	In September 2005, one of the Company’s majority-owned controlled portfolio companies, ClearTel Communications, Inc. completed a merger with one of the Company’s non-affiliate portfolio companies, nii communications, inc.

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands except share and per share amounts)

Note 1.    Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

MCG Capital Corporation (“MCG” or the “Company” or “we” or “us” or “our”) is a solutions-focused specialized commercial finance company providing financing and advisory services to a variety of growth-oriented small- and medium-sized companies throughout the United States. MCG’s investment objective is to achieve current income and capital gains. It primarily achieves current income from interest and dividends and capital gains through appreciation in the value of its equity investments. MCG’s capital is generally used by its portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital. The Company is a non-diversified internally managed, closed-end investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

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

The accompanying financial statements reflect the consolidated accounts and the consolidated results of operations of MCG, including Kagan Research, LLC and MCG’s special purpose financing subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, MCG Finance IV, LLC, MCG Finance V, LLC, MCG Finance VI, LLC, Solutions Capital G.P., LLC and Solutions Capital I, LP, with all significant intercompany balances eliminated. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 2.    Investments

As of September 30, 2005 and December 31, 2004, investments consisted of the following:

	September 30, 2005		December 31, 2004
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$801,598	$791,514	$767,282	$760,489
Investments in equity securities	170,531	147,406	131,472	119,911

Total investments	972,129	938,920	898,754	880,400
Unearned income	(8,536)	(8,536)	(12,529)	(12,529)

Total investments net of unearned income	$963,593	$930,384	$886,225	$867,871

MCG makes senior debt, secured subordinated debt, unsecured subordinated debt and equity investments in its portfolio companies. The capital MCG provides is generally used by its portfolio companies to finance acquisitions, recapitalizations, management buyouts, organic growth and working capital. The Company’s debt instruments generally provide for a contractual variable interest rate, a portion of which may be deferred. At September 30, 2005, approximately 76% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 24% were at fixed rates. In addition, approximately 41% of the loan portfolio has floors of between 1.25% and 3% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from 2 to 8 years. As of September 30, 2005 and December 31, 2004, the weighted average remaining contractual life of MCG’s loans to its portfolio companies was approximately 4.2 years and 4.0 years, respectively. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments. As of September 30, 2005, we had unused commitments to extend credit to our customers of $37.0 million, which are not reflected on our balance sheet.

At September 30, 2005, approximately 30% of MCG’s loans had detachable warrants or an option to purchase warrants, stock appreciation rights or other equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which MCG is receiving warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow MCG to register the securities after a public offering. We intend to continue to obtain equity and equity-like instruments with similar features from our customers. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

The composition of MCG’s investments as of September 30, 2005 and December 31, 2004 at cost and fair value was as follows (excluding unearned income):

	September 30, 2005		December 31, 2004

	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio

Secured Senior Debt	$542,708	55.8%	$626,703	69.7%
Subordinated Debt
Secured	208,912	21.5	140,379	15.6
Unsecured	49,978	5.1	200	—
Equity	170,531	17.6	131,472	14.7

Total	$972,129	100.0%	$898,754	100.0%

	September 30, 2005		December 31, 2004

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Secured Senior Debt	$536,955	57.2%	$619,757	70.4%
Subordinated Debt
Secured	204,581	21.8	140,532	16.0
Unsecured	49,978	5.3	200	—
Investments in equity securities	147,406	15.7	119,911	13.6

Total	$938,920	100.0%	$880,400	100.0%

Set forth below are tables showing the composition of MCG’s portfolio by industry sector (excluding unearned income) at cost and fair value as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Investments at	Percentage of	Investments at	Percentage of
	Cost	Total Portfolio	Cost	Total Portfolio
Communications	$263,535	27.1%	$206,829	23.0%
Newspaper	142,446	14.7	168,844	18.8
Publishing	96,677	10.0	109,939	12.2
Broadcasting	44,937	4.6	85,964	9.6
Technology (a)	63,403	6.5	62,758	7.0
Information Services	67,349	6.9	73,893	8.2
Healthcare	60,569	6.2	21,616	2.4
Other Media	32,506	3.3	31,750	3.5
Leisure Activities	18,561	1.9	5,375	0.6
Laboratory Instruments	23,415	2.4	—	—
Drugs	29,645	3.0	5,811	0.7
Specialty Retail	20,293	2.1	23,015	2.6
Education	14,151	1.5	—	—
Business Services	11,594	1.2	1,540	0.2
Home Furnishings	10,637	1.1	10,838	1.2
Commercial Services	—	—	10,000	1.1
Containers & Glass	4,700	0.5	9,816	1.1
Other (b)	67,711	7.0	70,766	7.8

Total	$972,129	100.0%	$898,754	100.0%

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

	September 30, 2005		December 31, 2004
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications	$253,928	27.0%	$191,363	21.7%
Newspaper	142,781	15.2	169,948	19.3
Publishing	69,642	7.4	84,144	9.6
Technology (a)	71,644	7.6	63,515	7.2
Broadcasting	40,111	4.3	84,397	9.6
Information Services	67,731	7.2	96,030	10.9
Healthcare	60,728	6.5	21,886	2.5
Other Media	33,408	3.5	31,750	3.6
Leisure Activities	18,561	2.0	5,375	0.6
Laboratory Instruments	23,415	2.5	—	—
Drugs	29,645	3.2	5,811	0.7
Specialty Retail	20,293	2.2	23,015	2.6
Education	14,177	1.5	—	—
Business Services	10,325	1.1	1,540	0.2
Home Furnishings	10,380	1.1	10,714	1.2
Commercial Services	—	—	10,000	1.1
Containers & Glass	4,521	0.5	9,865	1.1
Other (b)	67,630	7.2	71,047	8.1

Total	$938,920	100.0%	$880,400	100.0%

(a)	Includes software.
(b)	No individual sector within this category exceeds 1% of the total portfolio.

At September 30, 2005, we had $14,620 of loans, or 1.6% of the investment portfolio, greater than 60 days past due compared to $2,045 of loans, or 0.23% of the investment portfolio, at December 31, 2004. The increase in past due loans relates to four portfolio companies, one of which accounts for $13,070 and is in the publishing industry. This company made all interest payments that were greater than 60 days past due as of September 30, 2005 during October 2005. At September 30, 2005, there were $13,176 of loans, or 1.4% of the investment portfolio, on non-accrual status, including $1,679 of the loans greater than 60 days past due. At December 31, 2004, there were $16,003 of loans, or 1.8% of the investment portfolio, on non-accrual status, including all $2,045 of the loans greater than 60 days past due.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 3.    Borrowings

The following is a summary of borrowings as of September 30, 2005 and December 31, 2004:

(dollars in thousands)	Amount Outstanding	Total Commitment
As of September 30, 2005
Commercial Loan Trust 2005-2	$126,725	$250,000	(a)
Commercial Loan Trust 2005-1	—	100,000	(a)
Commercial Loan Funding Trust	91,000	250,000	(a)
Term Securitization 2004-1	206,090	206,090
Revolving Unsecured Credit Facility	—	50,000	(a)
Term Securitization 2001-1	9,098	9,098

As of December 31, 2004
Commercial Loan Funding Trust	$—	$150,000	(a)
Term Securitization 2004-1	325,500	325,500	(a)
Senior Secured Credit Facility	25,000	25,000
Term Securitization 2001-1	116,900	116,900

(a)	Subject to certain covenants, including having sufficient levels of collateral and various restrictions on which loans the Company may leverage as collateral.

MCG borrows directly as well as indirectly through credit facilities maintained by its subsidiaries. The material terms of these facilities are outlined below.

The weighted average borrowings for the three months ended September 30, 2005 and 2004 were $398,283 and $314,324, respectively. The weighted average borrowings for the nine months ended September 30, 2005 and 2004 were $426,680 and $299,316, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred debt issuance costs, for the three months ended September 30, 2005 and 2004 was 5.47% and 2.92%, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred debt issuance costs, for the nine months ended September 30, 2005 and 2004 was 4.70% and 2.86%, respectively. For the above borrowings, the fair value of the borrowings approximates cost.

Commercial Loan Trust 2005-2. On June 9, 2005, MCG established, through MCG Commercial Loan Trust 2005-2, a $250,000 warehouse credit facility with Merrill Lynch Capital Corp. The warehouse credit facility allows MCG Commercial Loan Trust 2005-2 to borrow up to $250,000 subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2005-2, including cash and commercial loans sold by MCG to the trust. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations, including the requirement that at least 50% of the overall warehouse facility amount be secured by senior secured commercial loans. Advances under the facility bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on September 30, 2006 and may be extended under certain circumstances. As of September 30, 2005, MCG had $126,725 outstanding under the credit facility.

Commercial Loan Trust 2005-1. On April 21, 2005, MCG established, through MCG Commercial Loan Trust 2005-1, a $100,000 warehouse credit facility with an affiliate of UBS AG. The warehouse credit facility allows MCG Commercial Loan Trust 2005-1 to borrow up to $100,000 subject to certain covenants, concentration limits and other restrictions. The warehouse credit facility is primarily secured by the assets of

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

MCG Commercial Loan Trust 2005-1, including commercial loans sold by MCG to the trust, and the lender has partial recourse to MCG. Advances under the facility bear interest based on LIBOR plus 0.50%, and interest is payable monthly. The facility is scheduled to terminate on November 30, 2005 and may be extended under certain circumstances. Through September 30, 2005, no amounts have been drawn under this facility.

Commercial Loan Funding Trust Facility. On November 10, 2004, MCG established, through MCG Commercial Loan Funding Trust, a $150,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by MCG to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and sector diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Through July 29, 2005, advances under the facility bore interest based on a commercial paper rate plus 1.15%.

On July 29, 2005, MCG amended the Commercial Loan Funding Trust Facility. Pursuant to this amendment, the total facility amount was increased from $150,000 to $250,000, the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95%, the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. In connection with this amendment, the facility was renewed until July 28, 2006. As of September 30, 2005, MCG had $91,000 outstanding under the credit facility.

Term Securitization 2004-1. On September 30, 2004, MCG established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397,700 of loans. The facility is secured by all of the 2004-1 Trust’s commercial loans and cash in securitization accounts, which totaled $269,632 and $406,044 as of September 30, 2005 and December 31, 2004, respectively. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2, Class B and Class C Notes. The Class A-1, Class A-2, Class B and Class C Notes are scheduled to be repaid as MCG receives principal collections on the underlying collateral.

The 2004-1 Trust issued $250,500 of Class A-1 Notes rated Aaa/AAA, $31,500 of Class A-2 Notes rated Aa1/AAA, $43,500 of Class B Notes rated A2/A and $15,800 of Class C Notes rated Baa2/BBB as rated by Moody’s and Fitch, respectively. On June 1, 2005, MCG sold the Class C securities, which had previously been retained by MCG. As of September 30, 2005, $206,090 of the Series 2004-1 Notes were outstanding. The Series 2004-1 Class A-1 Notes, Class A-2 Notes, Class B Notes, and Class C Notes bear interest of LIBOR plus 0.43%, 0.65%, 1.30%, and 2.50%, respectively.

Senior Secured Credit Facility. On September 10, 2004, MCG entered into a $25,000 senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank, A.G. and in February 2005, the aggregate available loan amount under the facility was increased to $50,000. All new advances under the credit facility were at the discretion of the lender, had a maturity of one year from the date of the advance, and bore interest at LIBOR plus 2.00% or the prime rate plus 0.50%. The credit facility was secured by a first priority security interest in MCG’s tangible and intangible assets subject to certain excluded collateral and certain permitted other liens. The credit facility contained customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity and a negative pledge. The

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

credit facility also contained customary events of default with customary cure and notice, including, without limitation, nonpayment misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. In September 2005, this facility was amended and is now MCG’s Revolving Unsecured Credit Facility.

Revolving Unsecured Credit Facility. On September 20, 2005, MCG amended its Senior Secured Credit Facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“Hypo Bank”). Pursuant to this amendment, the credit facility is no longer secured by the Company’s assets and the facility is committed up to $50.0 million on a revolving basis. In addition, this Revolving Unsecured Credit Facility allows for additional lenders with Hypo Bank acting as agent. Advances under this credit facility bear interest at LIBOR plus 2.00% or the prime rate plus 0.50%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio and minimum cash net investment income. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. The credit facility is scheduled to mature on September 19, 2006 and is subject to annual renewal at the discretion of the agent. As of September 30, 2005, MCG had no amounts outstanding under the credit facility.

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

Term Securitization 2001-1. On December 27, 2001, MCG established the MCG Commercial Loan Trust 2001-1 (the “2001-1 Trust”), which issued two classes of Series 2001-1 Notes. The facility is secured by all of the 2001-1 Trust’s commercial loans and cash in securitization accounts, which totaled $100,558 as of September 30, 2005 and $209,881 as of December 31, 2004. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as MCG receives principal collections on the underlying collateral.

The 2001-1 Trust issued $229,860 of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A as rated by Standard & Poor’s, Moody’s and Fitch, respectively. As of September 30, 2005, no amount of Class A Series 2001-1 Notes and $9,098 of Class B Series 2001-1 Notes were outstanding and as of December 31, 2004, $81,537 of Class A Series 2001-1 Notes and $35,363 of Class B Series 2001-1 Notes were outstanding. The Series 2001-1 Class A Notes bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Notes bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

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

Each debt facility, except the Revolving Unsecured Credit Facility, is funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Note 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2005 and 2004:

MCG Capital Corporation

Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic
Net income	$16,695	$8,803	$49,633	$28,543
Weighted average common shares outstanding	49,560	42,646	47,287	40,049
Earnings per common share—basic	$0.34	$0.21	$1.05	$0.71
Diluted
Net income	$16,695	$8,803	$49,633	$28,543
Weighted average common shares outstanding	49,560	42,646	47,287	40,049
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	3	30	28	55

Weighted average common shares and common stock equivalents	49,563	42,676	47,315	40,104
Earnings per common share—diluted	$0.34	$0.21	$1.05	$0.71

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

In addition, our compensation committee agreed to allow the restrictions on certain shares of restricted stock to lapse. As a result, the Tier I and Tier II shares held by certain of our executive officers will vest immediately upon full repayment of the loans that are secured by the restricted stock. Through September 30, 2005, one

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

repayment, which happened in 2004, had occurred and, therefore, there was $38 of additional expense recorded during the year ended December 31, 2004 related to these modifications. During the third quarter of 2005, the performance-based forfeiture restrictions and time-based forfeiture provisions associated with the Tier III shares of certain non-executive officers lapsed which resulted in a $0.6 million increase in long-term incentive compensation expense and a $0.4 million increase in salaries and benefits expense.

Note 6.    Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Per Share Data:
Net asset value at beginning of period (a)	$12.22	$11.98
Net operating income before investment gains and losses (b)	0.93	0.90
Net realized gains/(losses) on investments (b)	0.44	(0.18)
Net change in unrealized depreciation on investments (b)	(0.31)	(0.01)

Net income	1.06	0.71

Dividends declared	(1.26)	(1.26)
Effect on distributions of stock offering after record date	0.04	0.10
Effect of distributions recorded as compensation expense (b)	0.03	0.04

Net decrease in stockholders’ equity resulting from distributions	(1.19)	(1.12)

Issuance of shares	3.16	3.44
Dilutive effect of share issuances and unvested restricted stock	(2.91)	(3.05)
Net increase in stockholders’ equity from restricted stock amortization (b)	0.08	0.22

Net increase in stockholders’ equity relating to share issuances	0.33	0.61

Net asset value at end of period (a)	$12.42	$12.18

Per share market value at end of period	$16.87	$17.36
Total return (c)	5.84%	(4.95)%
Shares outstanding at end of period	49,920	45,356

Ratio/Supplemental Data:
Net assets at end of period	$620,108	$552,282
Ratio of operating expenses to average net assets (annualized)	9.72%	9.07%
Ratio of net operating income to average net assets (annualized)	9.94%	9.77%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.
(c)	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

Note 7.    Subsequent Event

On October 11, 2005, MCG issued $50,000 of investment grade long-term unsecured five-year notes in a private placement. The notes have been rated “BBB-” by Fitch Ratings, Inc. and have a fixed interest rate of 6.73% per year payable semi-annually. The proceeds from the offering will be used for working capital and other general corporate purposes, including the origination of investments and reduction of outstanding borrowings under MCG’s revolving credit facilities.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of September 30, 2005, including the consolidated schedule of investments, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, the consolidated statements of changes in net assets and cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

October 31, 2005

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

The total portfolio value of our investments was $938.9 million and $880.4 million at September 30, 2005 and December 31, 2004, respectively (exclusive of unearned income). The increase in investments during the first nine months of 2005 was primarily due to newly originated debt and equity investments. During the first nine months of 2005 we originated investments in 31 portfolio companies (some of which are new customers and some of which are existing customers) and made advances to existing customers totaling $356.2 million.

We receive payments in our loan portfolio based on the scheduled amortization of the outstanding balances. In addition, from time to time we experience payoffs of some of our investments prior to their scheduled maturity date. The frequency or volume of these payoffs may fluctuate significantly from period to period. For the first nine months of 2005, we had loan payments, including payoffs and sales of securities, of $303.5 million. Of this amount, $82.3 million was related to the third quarter of 2005. The third quarter payments included $79.0 million of loan repayments and $3.2 million of sales of equity securities.

Total portfolio investment activity (exclusive of unearned income) for the nine months ended September 30, 2005 was as follows:

Portfolio Investment Activity

(dollars in millions)
Investment Portfolio at 12/31/04	$880.4
Originations and Advances	356.2
Gross payments/reductions/sales of securities	(303.5)
Net Unrealized Gains/(Losses)	3.4
Net Realized Gains/(Losses)	20.7
Reversals of unrealized appreciation/(depreciation)	(18.3)

Investment Portfolio at 9/30/05	$938.9

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2005 and December 31, 2004 (excluding unearned income):

	September 30, 2005		December 31, 2004
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Secured Senior Debt	$537.0	57.2%	$619.8	70.4%
Subordinated Debt
Secured	204.6	21.8	140.5	16.0
Unsecured	49.9	5.3	0.2	0.0
Investments in equity securities	147.4	15.7	119.9	13.6

	$938.9	100.0%	$880.4	100.0%

Set forth below is a table showing the composition of our portfolio by industry sector at fair value at September 30, 2005 and December 31, 2004 (excluding unearned income):

	September 30, 2005		December 31, 2004
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications	$253.9	27.0%	$191.4	21.7%
Newspaper	142.8	15.2	169.9	19.3
Publishing	69.7	7.4	84.1	9.6
Technology (a)	71.6	7.6	63.5	7.2
Broadcasting	40.1	4.3	84.4	9.6
Information Services	67.7	7.2	96.0	10.9
Healthcare	60.7	6.5	21.9	2.5
Other Media	33.4	3.5	31.8	3.6
Leisure Activities	18.6	2.0	5.4	0.6
Laboratory Instruments	23.4	2.5	—	—
Drugs	29.7	3.2	5.8	0.7
Specialty Retail	20.3	2.2	23.0	2.6
Education	14.2	1.5	—	—
Business Services	10.3	1.1	1.5	0.2
Home Furnishings	10.4	1.1	10.7	1.2
Commercial Services	—	—	10.0	1.1
Containers & Glass	4.5	0.5	9.9	1.1
Other (b)	67.6	7.2	71.1	8.1

	$938.9	100.0%	$880.4	100.0%

(a)	Includes software.
(b)	No individual sector within this category exceeds 1% of the total portfolio.

Since our inception, our portfolio has consisted primarily of companies in the communications, information services, media, technology, software and business services industry sectors. Our portfolio has become increasingly diversified during 2004 and 2005.

Asset Quality

Asset quality is generally a function of economic conditions, our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of September 30, 2005 and December 31, 2004, net unrealized depreciation on investments totaled $33.2 million and $18.4 million, respectively. For additional information on the change in unrealized depreciation on investments, see the section entitled “Results of Operations – Net Investment Gains and Losses”.

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

The following table shows the distribution of our investments at fair value on the 1 to 5 investment rating scale as of September 30, 2005 and December 31, 2004:

(dollars in millions)

	September 30, 2005			December 31, 2004
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$335.2	(a)	35.7%	$301.5	(a)	34.2%
2	373.9		39.8	375.8		42.7
3	147.6		15.7	142.3		16.2
4	80.0		8.5	59.4		6.7
5	2.2		0.3	1.4		0.2

	$938.9		100.0%	$880.4		100.0%

(a)	Of this amount, $14.8 million at September 30, 2005 and $15.7 million at December 31, 2004 relates to debt instruments in companies for which we have already realized a gain through the sale of equity instruments. While these debt investments are still outstanding, all of the related equity instruments have already been sold at a gain and, therefore, we do not expect any further realized gain.

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. Changes in investment ratings occur due to origination activity, migration within the portfolio and payoff activity. At September 30, 2005, of the investments with a 5 rating, $1.0 million were loans, all of which were on non-accrual status. Of the investments with a 4 rating, $32.5 million were loans, of which $11.1 million were on non-accrual status. At December 31, 2004, of the investments with a 5 rating, $0.7 million were loans, all of which were on non-accrual status. Of the investments with a 4 rating, $54.6 million were loans, of which $13.9 million were on non-accrual status.

At September 30, 2005 and December 31, 2004, there were $14.6 million and $2.0 million, respectively, of loans, or approximately 1.6% and 0.2%, respectively, of the investment portfolio, greater than 60 days past due. The increase in past due loans relates to four portfolio companies, one of which accounts for $13.1 million and is in the publishing industry. The company made all interest payments that were greater than 60 days past due as of September 30, 2005 during October 2005. At September 30, 2005, $13.2 million of loans, including $1.7 million of the loans greater than 60 days past due, were on non-accrual status, which represented 1.4% of the investment portfolio. At December 31, 2004, $16.0 million of loans, including all of the loans greater than 60 days past due, were on non-accrual status representing 1.8% of the investment portfolio.

At September 30, 2005, of the $148.4 million of loans to our majority owned portfolio companies, $10.6 million were on non-accrual status. At December 31, 2004, of the $126.2 million of loans to our majority owned portfolio companies, $14.0 million were on non-accrual status. At September 30, 2005, of the $13.6 million of loans to our controlled non-majority owned portfolio companies, $0.6 million were on non-accrual status. At December 31, 2004, of the $38.7 million of loans to our controlled non-majority owned portfolio companies, none were on non-accrual status. As of September 30, 2005, of the $47.4 million of loans to other affiliates, none were on non-accrual status. As of December 31, 2004, of the $49.6 million of loans to other affiliates, none were on non-accrual status.

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and 2004

The following table summarizes the Company’s operating results for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,			Percentage Change
(dollars in thousands)	2005	2004	Change

Operating income
Interest and dividend income	$24,340	$17,830	$6,510	37%
Loan fees	1,618	2,329	(711)	(31%)

Total interest and dividend income	25,958	20,159	5,799	29%
Fees and other income	2,416	4,678	(2,262)	(48%)

Total operating income	28,374	24,837	3,537	14%

Operating expenses
Interest expense	5,571	2,344	3,227	138%
Employee compensation:
Salaries and benefits	5,207	3,469	1,738	50%
Long-term incentive compensation	2,096	2,321	(225)	(10%)

Total employee compensation	7,303	5,790	1,513	26%
General and administrative expense	2,613	2,807	(194)	(7%)

Total operating expenses	15,487	10,941	4,546	42%

Net operating income	$12,887	$13,896	$(1,009)	(7%)

Total Operating Income. Total operating income includes interest and dividend income, loan fees and fees and other income.

The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The increase in interest income for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, is primarily due to growth in average loans, which had an impact of $3.1 million, and an increase in LIBOR, which had an impact of $3.6 million. The increase related to growth in average loans and the increase in LIBOR was partially offset by a decrease in the spread to LIBOR in our loan portfolio, which had an impact of ($1.9) million. The majority of the decrease in the spread to LIBOR is related to holding fixed rate loans and loans with LIBOR floors in a rising interest rate environment, as well as normal fluctuations due to payoff and origination activity. Dividend income results from dividends earned on our yielding equity investments. Dividend income will vary from period to period depending upon the level of yield on our equity investments and the amount of yielding equities outstanding, as well as the value of the underlying securities. Dividend income increased $1.7 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily related to dividends on preferred stock of Broadview Networks Holdings, Inc., one of our majority owned control investments. The total yield on our total investment portfolio at cost for the three months ended September 30, 2005 and 2004 was 10.7% and 10.1%, respectively.

During the three months ended September 30, 2005, our Broadview investments accounted for approximately $4.0 million, or 14.2%, of our total operating income. Our operating income from Broadview was related to interest and dividends on our Broadview loan and equity investments. Our preferred stock investment in Broadview, which had a fair value of $49.3 million as of September 30, 2005, entitles us to a preferred claim of approximately $90 million plus accrued dividends, which accumulate at an annual rate of 12% on our preferred claim. We currently expect that our Broadview investment will continue to comprise a significant component of our operating income. Our ability to record income related to the accumulating dividends on our preferred securities will be dependent upon the performance and value of Broadview.

Loan fees for the three months ended September 30, 2005 and 2004, included fees relating to the following:

(dollars in millions)	2005	2004
Amortizing fee income	$0.7	$1.4
Fee accelerations	0.9	0.9

Total loan fees	$1.6	$2.3

Loan fees include origination fees on loans that are capitalized and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we will generally accelerate the recognition of previously unamortized loan origination fees. These accelerations have the effect of increasing current period income and reducing future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. The decrease in amortizing fee income is related primarily to the volume of fee accelerations and an increase in the proportion of our portfolio which does not generate origination fees and fewer of our debt investments have generated significant origination fees.

Fees and other income primarily include fees related to advisory and management services, prepayment fees, research revenues, bank interest and other income. Fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The decrease in fees and other income of $2.3 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily due to $1.5 million of management fees in the third quarter of 2004 from one of our control investments, Bridgecom Holdings, Inc., prior to its merger with Broadview versus none in the third quarter of 2005, and a decrease in advisory fees of $1.0 million and prepayment fees of $0.5 million, partially offset by increases in our research revenues from our wholly owned subsidiary Kagan Research, LLC of $0.2 million, and bank interest income of $0.5 million. The increase in bank interest income is due to higher cash balances.

Operating Expenses. Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, is primarily attributable to an increase of $2.2 million due to increases in LIBOR, an increase of $0.6 million due to higher average borrowings, and an increase of $0.4 million due to the increase in the spread to LIBOR.

Employee compensation includes salaries and benefits, variable annual incentive compensation and long-term incentive compensation. The change in salaries and benefits expense is primarily due to increased staffing, which is part of an ongoing effort to expand our infrastructure in order to support our plans for future growth. Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and dividends on performance based restricted shares and shares securing employee loans. Long-term incentive compensation totaled $2.1 million for the three months ended September 30, 2005 compared to $2.3 million for the three months ended September 30, 2004. During the third quarter of 2005, the performance- based forfeiture restrictions and time-based forfeiture provisions associated with the Tier III shares of certain non-executive officers lapsed which resulted in a $0.6 million increase in long-term incentive compensation expense and a $0.4 million increase in salaries and benefits expense.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses decreased $0.2 million to $2.6 million for the three months ended September 30, 2005 compared to $2.8 million for the three months ended September 30, 2004.

Comparison of the Nine Months Ended September 30, 2005 and 2004

The following table summarizes the Company’s operating results for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,		Change	Percentage Change
(dollars in thousands)	2005	2004

Operating income
Interest and dividend income	$68,986	$50,225	$18,761	37%
Loan fees	8,413	7,216	1,197	17%

Total interest and dividend income	77,399	57,441	19,958	35%
Fees and other income	9,248	12,385	(3,137)	(25%)

Total operating income	86,647	69,826	16,821	24%

Operating expenses
Interest expense	15,208	6,512	8,696	134%
Employee compensation:
Salaries and benefits	14,442	9,697	4,745	49%
Long-term incentive compensation	5,422	10,000	(4,578)	(46%)

Total employee compensation	19,864	19,697	167	1%

General and administrative expense	7,767	7,406	361	5%

Total operating expenses	42,839	33,615	9,224	27%

Net operating income	$43,808	$36,211	$7,597	21%

Total Operating Income. Total operating income includes interest and dividend income, loan fees and fees and other income.

The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The increase in interest income for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, is primarily due to growth in average loans, which had an impact of $10.8 million, and an increase in LIBOR, which had an impact of $9.3 million. The increase related to growth in average loans and an increase in LIBOR was partially offset by a decrease in the spread to LIBOR in our loan portfolio, which had an impact of ($6.7) million. The majority of the decrease in the spread to LIBOR is related to holding fixed rate loans and loans with LIBOR floors in a rising interest rate environment, as well as normal fluctuations due to payoff and origination activity. Dividend income results from dividends earned on our yielding equity investments. Dividend income will vary from period to period depending upon the level of yield on our equity investments and the amount of yielding equities outstanding, as well as the value of the underlying securities. Dividend income increased $5.3 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily related to dividends on preferred stock of Broadview Networks Holdings, Inc., one of our majority owned control investments. The total yield on our total investment portfolio at cost for the nine months ended September 30, 2005 and 2004 was 11.1% and 10.2%, respectively.

During the nine months ended September 30, 2005, our Bridgecom and Broadview investments accounted for approximately $13.3 million, or 15.4%, of our total operating income. Our operating income related to Bridgecom and Broadview related to interest and dividends on our loan and equity investments in these entities. Our preferred stock investment in Broadview, which had a fair value of $49.3 million as of September 30, 2005, entitles us to a preferred claim of approximately $90 million plus accrued dividends, which accumulate at an annual rate of 12% on our preferred claim. We currently expect that our Broadview investment will continue to comprise a significant component of our operating income. Our ability to record income related to the accumulating dividends on our preferred securities will be dependent upon the performance and value of Broadview.

Loan fees for the nine months ended September 30, 2005 and 2004, included fees relating to the following:

(dollars in millions)	2005	2004
Amortizing fee income	$3.0	$4.2
Fee accelerations	5.4	3.0

Total loan fees	$8.4	$7.2

Loan fees include origination fees on loans that are capitalized and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we will accelerate the recognition into loan fee income of previously unamortized loan origination fees. These accelerations have the effect of increasing current period income and reducing future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. The decrease in amortizing fee income is related primarily to the volume of fee accelerations and an increase in the proportion of our portfolio which does not generate origination fees and fewer of our debt investments have generated significant origination fees.

Fees and other income primarily include fees related to advisory and management services, prepayment fees, research revenues, bank interest and other income. Fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The decrease in fees and other income of $3.1 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily due to $4.5 million of management fees during the first nine month of 2004 from one of our control investments, Bridgecom Holdings, Inc., prior to its merger with Broadview versus none in the first nine months of 2005, a decrease in advisory fees of $0.2 million and a decrease in other income of $0.6 million, partially offset by increases in prepayment fees of $0.1 million, research revenues from our wholly owned subsidiary Kagan Research, LLC of $0.5 million, and bank interest income of $1.6 million. The increase in bank interest income is due to higher cash balances, primarily in our cash, securitization accounts, due to higher principal and interest payments on loans held as collateral for our securitization facilities. Cash from principal and interest payments that occur in our securitization facilities are accumulated in trust accounts until monthly or quarterly disbursements are made from trust accounts. These balances are reflected as Cash, securitization accounts on the balance sheet. The portion of payments that represent principal payments are primarily used to repay debt.

Operating Expenses. Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, is primarily attributable to an increase of $5.2 million due to increases in LIBOR an increase of $2.8 million due to higher average borrowings, and an increase of $0.7 million due to an increase in the spread to LIBOR.

Employee compensation includes salaries and benefits, variable annual incentive compensation and long-term incentive compensation. The change in salaries and benefits expense is primarily due to increased staffing, which is part of an ongoing effort to expand our infrastructure in order to support our plans for future growth. Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and dividends on performance based restricted shares and shares securing employee loans. Long-term incentive compensation totaled $5.4 million for the nine months ended September 30, 2005 compared to $10.0 million for the nine months ended September 30, 2004. During the first quarter of 2004, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions associated with the Tier III shares of certain of our executive officers which resulted in an expense of $4.0 million. During the third quarter of 2005, the performance-based forfeiture restrictions and time-based forfeiture provisions associated with the Tier III shares of certain non-executive officers lapsed which resulted in a $0.6 million increase in long-term incentive compensation expense and a $0.4 million increase in salaries and benefits expense.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses increased $0.4 million to $7.8 million for the nine months ended September 30, 2005 compared to $7.4 million for the nine months ended September 30, 2004.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses (NOI) for the quarter ended September 30, 2005 totaled $12.9 million, a decrease of 7% compared with $13.9 million for the same quarter of 2004. Our wholly owned subsidiary, Kagan Research, LLC, accounted for losses of ($0.7) million and ($0.6) million during the quarter ended September 30, 2005 and 2004, respectively. NOI for the nine months ended September 30, 2005 totaled $43.8 million, an increase of 21% compared with $36.2 million for the same period of 2004. Our wholly owned subsidiary, Kagan Research, LLC, accounted for losses of ($1.5) million and ($0.3) million during the nine months ended September 30, 2005 and 2004, respectively. The changes in net operating income are the result of the items described above.

Net Investment Gains and Losses

Net investment gains (losses) totaled $3.8 million and $5.8 million for the third quarter and first nine months of 2005, respectively, compared to ($5.1) million and ($7.7) million for the same periods of 2004. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the following tables. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized. The realized gains for the nine months ended September 30, 2005 were primarily attributable to a $20.4 million realized gain on the sale of our Creatas equity investment. The reversal of unrealized appreciation on this Creatas investment totaled ($22.1) million.

The following table summarizes our realized gains and losses on investments for the three and nine months ended September 30, 2005 and 2004:

MCG Capital Corporation

Summary of Realized Gains and Losses on Investments

(dollars in thousands)

(dollars in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Portfolio Company	Sector	2005	2004	2005	2004
Realized gains on investments
Creatas, L.L.C.	Information Services	$—	$—	$20,431	$—
21st Century Newspapers, Inc.	Newspaper	—	2,478	—	2,478
R.R. Bowker LLC	Information Services	—	—	—	2,268
Jupitermedia Corporation	Information Services	118	—	2,321	—
Bridgecom Holdings, Inc.	Telecommunications	—	—	—	2,158
Metropolitan Telecommunications Holding Company	Telecommunications	—	—	2,038	—
Talk America Holdings, Inc.	Telecommunications	—	—	1,354	—
Boucher Communications, Inc.	Publishing	930	—	930	—
nii communications, inc.	Telecommunications	900	—	900	—
Dakota Imaging, Inc.	Technology	—	—	—	331
Other		12	51	378	93

		1,960	2,529	28,352	7,328

Realized (losses) on investments
AMI Telecommunications Corporation	Telecommunications	$—	$—	$—	$(6,989)
National Systems Integration, Inc.	Security Alarm	(5,177)	—	(5,177)	—
FTI Technologies Holdings, Inc.	Technology	—	(1,592)	—	(4,125)
Netplexus Corporation	Technology	—	(2,531)	—	(2,531)
iVerify.US Inc.	Security Alarm	—	—	(1,750)	—
ClearTel Communications, Inc.	Telecommunications	—	—	—	(669)
Corporate Legal Times	Publishing	(19)	—	(306)	—
aaiPharma Inc.	Drugs	—	—	—	(278)
Executive Enterprise Institute, LLC	Business Services	—	—	(190)	—
Other		(40)	(1)	(249)	(1)

		(5,236)	(4,124)	(7,672)	(14,593)

Realized gains (losses) on investments		$(3,276)	$(1,595)	$20,680	$(7,265)

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the three and nine months ended September 30, 2005 and 2004.

MCG Capital Corporation

Summary of Net Change in Unrealized Appreciation and Depreciation on Investments

(dollars in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,
Portfolio Company	Sector	2005	2004	2005	2004
Unrealized appreciation on loans
Images.com, Inc.	Information Services	$—	$—	$—	$1,466
Sunshine Media Delaware, LLC	Publishing	369	—	1,997	—
Telecomm South, LLC	Telecommunications	638		519
Other		301	403	335	1,091

		1,308	403	2,851	2,557
Unrealized appreciation on equity investments
Jenzabar, Inc.	Technology	5,019	185	6,532	185
Wiesner Publishing Company, LLC	Publishing	127	—	1,728	—
Bridgecom Holdings, Inc.	Telecommunications	—	—	—	662
Midwest Tower Partners, LLC	Telecommunications	—	—	994	—
On Target Media, LLC	Publishing	925	—	902	—
SXC Health Solutions, Inc.	Technology	866	—	948	—
Working Mother Media, Inc.	Publishing	843	—	—	—
Superior Publishing Corporation	Newspaper	—	—	—	510
Fawcette Technical Publications Holding	Publishing	—	—	—	1,025
ETC Group, LLC	Publishing	—	—	484	—
Jupitermedia Corporation	Technology	79	—	807	—
Metropolitan Telecommunications Holding Company	Telecommunications	—	478	648	618
nii communications, inc.	Telecommunications	—	222	—	625
Creatas, L.L.C.	Information Services	—	4,917	—	12,002
Other		562	408	2,017	1,078

		8,421	6,210	15,060	16,705

Total unrealized appreciation on investments		9,729	6,613	17,911	19,262
Unrealized depreciation on loans
FTI Technologies Holdings, Inc.	Technology	—	(1,000)	—	(5,125)
Sunshine Media Delaware, LLC	Publishing	—	(311)	—	(3,619)
National Systems Integration	Security Alarm	—	—	—	(910)
CCG Consulting, LLC	Business Services	(311)	—	(1,269)	—
Telecomm South, LLC	Telecommunications	—	(172)	—	(1,019)
Fawcette Technical Publications Holding	Publishing	(1,226)	—	(4,165)	—
Witter Publishing Co. Inc.	Publishing	—	(602)	—	(602)
Other		(451)	(178)	(1,192)	(332)

		(1,988)	(2,263)	(6,626)	(11,607)
Unrealized depreciation on equity investments
Copperstate Technologies, Inc.	Security Alarm	—	—	—	(2,292)
ClearTel Communications, Inc.	Telecommunications	—	(3,668)	(733)	(3,668)
Midwest Tower Partners, LLC	Telecommunications	(1,818)	—	—	—
Crystal Media Network, LLC	Broadcasting	(1,170)	—	(3,687)	(347)
Talk America Holdings, Inc.	Telecommunications	(29)	(651)	—	(1,719)
Working Mother Media, Inc.	Publishing	—	(3,470)	(1,225)	(4,514)
Superior Publishing Corporation	Newspaper	(1,029)	—	(1,159)	—
Bridgecom Holdings, Inc.	Telecommunications	—	(771)	—	—
ETC Group, LLC	Publishing	—	—	—	(750)
IDS Telcom LLC	Telecommunications	—	(122)	(692)	(136)
iVerify.US Inc.	Security Alarm	—	(150)	—	(777)
National Systems Integration	Security Alarm	—	—	—	(3,833)
Other		(464)	(767)	(325)	(613)

		(4,510)	(9,599)	(7,821)	(18,649)

Total unrealized depreciation on investments		(6,498)	(11,862)	(14,447)	(30,256)

		Three Months Ended September 30,		Nine Months Ended September 30,
Portfolio Company	Sector	2005	2004	2005	2004
Reversal of unrealized (appreciation) depreciation*
Creatas, L.L.C.	Information Services	—	—	(22,138)	—
AMI Telecommunications Corporation	Telecommunications	—	—	—	6,858
National Systems Integration, Inc.	Security Alarm	5,319	—	5,319	—
FTI Technologies Holdings, Inc.	Technology	—	1,592	—	4,125
21st Century Newspapers, Inc.	Newspaper	—	(2,441)	—	(215)
Netplexus Corporation	Technology	—	2,487	—	2,413
iVerify.US Inc.	Security Alarm	—	—	1,826	—
Bridgecom Holdings, Inc.	Telecommunications	—	—	—	(2,242)
Metropolitan Telecommunications Holding Company	Telecommunications	—	—	(989)	—
nii communications, inc.	Telecommunications	(901)	—	(901)	—
Bridgecom Holdings, Inc. after acquisition	Telecommunications	—	—	(497)	—
Talk America Holdings, Inc.	Telecommunications	—	—	(892)	—
RR Bowker	Information Services	—	—	—	(794)
NOW Communications, Inc.	Telecommunications	—	—	—	658
IDS Telcom LLC	Telecommunications	—	—	583	—
Boucher Communications, Inc.	Publishing	(409)	—	(409)	—
Dakota Imaging, Inc.	Technology	—	—	—	(331)
Jupitermedia Corporation	Technology	(81)	—	(425)	—
Corporate Legal Times	Publishing	—	—	339	—
Other		(75)	113	(135)	119

Total reversal of unrealized (appreciation) depreciation		3,853	1,751	(18,319)	10,591

Net change in unrealized depreciation on investments		$7,084	$(3,498)	$(14,855)	$(403)

*	When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

Net Income

Net income totaled $16.7 million and $49.6 million for the quarter and nine months ended September 30, 2005, respectively, compared to $8.8 million and $28.5 million for the same respective periods in 2004. The increase in net income is due to the items discussed above.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Cash, Securitization Accounts

At September 30, 2005 and December 31, 2004, we had $54.2 million and $82.7 million, respectively, in cash and cash equivalents. In addition, at September 30, 2005 and December 31, 2004, we had $77.9 million and $79.5 million, respectively, in various cash, securitization accounts. Also, at September 30, 2005, we had $2.0 million in restricted cash. We primarily invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts include payments received on securitized loans, which are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. We are required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Borrowed funds that have not yet been invested may negatively impact our earnings until they are invested since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operational needs.

For the first nine months of 2005, net cash provided by operating activities totaled $35.3 million, a decrease of $8.2 million over the first nine months of 2004. This change is primarily the result of an increase in interest payments received on loans that are being held in securitization accounts and an increase in PIK interest and dividends accrued but not yet received in cash. In the first nine months of 2005, net cash used in investing and financing activities totaled $63.9 million compared with $8.2 million of net cash provided by investing and financing activities in the first nine months of 2004. This change is primarily the result of a large increase in borrowings in 2004 which provided a significant amount of cash compared to net paydowns of borrowings during the first nine months of 2005.

Liquidity and Capital Resources

We expect our cash on hand and cash generated from operations, including the portion of the cash in securitization accounts that will be released to us, will be adequate to meet our cash needs at our current level of operations. In order to fund new originations, we intend to use cash on hand, advances under our borrowing facilities and equity financings. Our borrowing facilities generally contain collateral requirements, including, but not limited to, minimum diversity and rating and limitations on loan size. These limitations may limit our ability to fund certain new originations with advances under such facilities, in which case we will fund originations using new debt or equity financings. During 2005, we have obtained new debt financings, including a $50.0 million private placement of long-term debt securities and the establishment of a $250.0 million warehouse credit facility with Merrill Lynch Capital Corp., and amended certain of our existing credit facilities, including our $50.0 million unsecured revolver with Bayerische Hypo-Und Vereinsbank, AG, New York Branch and our $250.0 million warehouse credit facility with SunTrust Bank. These new and amended financings allow for greater funding flexibility, which we believe will help us to leverage our assets more consistently. See “—Borrowings” and “Recent Development.”

During the first nine months of 2005, we raised $74.1 million of gross proceeds by selling 4,579,500 shares of newly issued common stock. In 2004, we raised $105.4 million of gross proceeds by selling 6,622,155 shares of newly issued common stock.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders all of our income except for any retained net capital gains. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of September 30, 2005, this ratio was 238%. This requirement limits the amount that we may borrow.

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

As of September 30, 2005, we had unused commitments to extend credit to our customers of $37.0 million, which are not reflected on our balance sheet. See “Borrowings” section below for discussion of our borrowing facilities.

Contractual Obligations

The following table shows our significant contractual obligations as of September 30, 2005:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (b)	$432.9	$288.1	$78.0	$44.0	$22.8
Future minimum rental obligations	12.6	1.7	3.3	3.4	4.2

Total contractual obligations	$445.5	$289.8	$81.3	$47.4	$27.0

(a)	This excludes the unused commitments to extend credit to our customers of $37.0 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust and the Revolving Unsecured Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities. Repayments of the Series 2001-1 Notes and Series 2004-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

Borrowings

We borrow directly as well as indirectly through credit facilities maintained by our subsidiaries. The material terms of these facilities are outlined below.

Commercial Loan Trust 2005-2. On June 9, 2005, we established, through MCG Commercial Loan Trust 2005-2, a $250.0 million warehouse credit facility with Merrill Lynch Capital Corp. The warehouse credit facility allows MCG Commercial Loan Trust 2005-2 to borrow up to $250.0 million subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2005-2, including cash and commercial loans sold by us to the trust. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations, including the requirement that at least 50% of the overall warehouse facility amount be secured by senior secured commercial loans. Advances under the facility bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on September 30, 2006 and may be extended under certain circumstances. As of September 30, 2005, we had $126.7 million outstanding under the credit facility.

Commercial Loan Trust 2005-1. On April 21, 2005, we established, through MCG Commercial Loan Trust 2005-1, a $100.0 million warehouse credit facility with an affiliate of UBS AG. The warehouse credit facility allows MCG Commercial Loan Trust 2005-1 to borrow up to $100.0 million subject to certain covenants, concentration limits and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2005-1, including commercial loans sold by us to the trust, and the lender has partial recourse to MCG Capital. Advances under the facility bear interest based on LIBOR plus 0.50%, and interest is payable monthly. The facility is scheduled to terminate on November 30, 2005, may be extended under certain circumstances. Through September 30, 2005, no amounts have been drawn under this facility.

Commercial Loan Funding Trust Facility. On November 10, 2004, we established, through MCG Commercial Loan Funding Trust, a $150.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by us to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and sector diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Through July 29, 2005, advances under the facility bore interest based on a commercial paper rate plus 1.15%.

On July 29, 2005, we amended the Commercial Loan Funding Trust Facility. Pursuant to this amendment, the total facility amount was increased from $150.0 million to $250.0 million, the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95%, the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. In connection with this amendment, the facility was renewed until July 28, 2006. As of September 30, 2005, MCG had $91.0 million outstanding under the credit facility.

Term Securitization 2004-1. On September 30, 2004, we established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397.7 million of loans. The facility is secured by all of the 2004-1 Trust’s commercial loans and cash in securitization accounts, which totaled $269.6 million and $406.0 million as of September 30, 2005 and December 31, 2004, respectively. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2, Class B and Class C Notes. The Class A-1, Class A-2, Class B and Class C Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The 2004-1 Trust issued $250.5 million of Class A-1 Notes rated Aaa/AAA, $31.5 million of Class A-2 Notes rated Aa1/AAA, $43.5 million of Class B Notes rated A2/A and $15.8 million of Class C Notes rated Baa2/BBB as rated by Moody’s and Fitch, respectively. On June 1, 2005, we sold the Class C securities, which had previously been retained by MCG. As of September 30, 2005, $206.1 million of the Series 2004-1 Notes were outstanding. The Series 2004-1 Class A-1 Notes, Class A-2 Notes, Class B Notes and Class C Notes bear interest of LIBOR plus 0.43%, 0.65%, 1.30%, and 2.50%, respectively.

Senior Secured Credit Facility. On September 10, 2004, we entered into a $25.0 million senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank, A.G. and in February 2005, the aggregate available loan amount under this facility was increased to $50.0 million. All new advances under the credit facility were at the discretion of the lender, had a maturity of one year from the date of the advance, and bore interest at LIBOR plus 2.00% or the prime rate plus 0.50%. The credit facility was secured by a first priority security interest in our tangible and intangible assets subject to certain excluded collateral and certain permitted other liens. The credit facility contained customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity and a negative pledge. The credit facility also contained customary events of default with customary cure and notice, including, without limitation, nonpayment misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. In September 2005, this facility was amended and is now our Revolving Unsecured Credit Facility.

Revolving Unsecured Credit Facility. On September 20, 2005, we amended our Senior Secured Credit Facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“Hypo Bank”). Pursuant to this amendment, the credit facility is no longer secured by our assets and the facility is committed up to $50.0 million on a revolving basis. In addition, this Revolving Unsecured Credit Facility allows for additional lenders with Hypo Bank acting as agent. Advances under this credit facility bear interest at LIBOR plus 2.00% or the prime rate plus 0.50%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio and minimum cash net investment income. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. The credit facility is scheduled to mature on September 19, 2006 and is subject to annual renewal at the discretion of the agent. As of September 30, 2005, we had no amounts outstanding under the credit facility.

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

Term Securitization 2001-1. On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes. The facility is secured by all of the Trust’s commercial loans and cash in securitization accounts, which totaled $100.6 million as of September 30, 2005 and $209.9 million as of December 31, 2004. This facility is scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The 2001-1 Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A as rated by Standard & Poor’s, Moody’s and Fitch, respectively. As of September 30, 2005, none of Class A Series 2001-1 Notes and $9.1 million of Class B Series 2001-1 Notes were outstanding as of December 31, 2004 $81.5 million of Class A Series 2001-1 Notes and $35.4 million of Class B Series 2001-1 were outstanding. The Series 2001-1 Class A Notes bear interest of LIBOR plus 0.60% and Series 2001-1 Class B Notes bear interest of LIBOR plus 1.75%, and interest on both is payable quarterly.

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

Each debt facility except the Revolving Unsecured Credit Facility is funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors.

Outstanding Borrowings

At September 30, 2005 and December 31, 2004, we had aggregate outstanding borrowings of $432.9 million and $467.4 million, respectively. The following table shows the facility amounts and outstanding borrowings at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
(dollars in millions)	Facility amount	Amount outstanding	Facility amount	Amount outstanding
Commercial Loan Trust 2005-2	$250.0	$126.7
Commercial Loan Trust 2005-1	100.0	—
Commercial Loan Funding Trust Facility	250.0	91.0	$150.0	$—
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	115.3	115.3	250.5	250.5
Series 2004-1 Class A-2 Asset Backed Bonds	31.5	31.5	31.5	31.5
Series 2004-1 Class B Asset Backed Bonds	43.5	43.5	43.5	43.5
Series 2004-1 Class C Asset Backed Bonds	15.8	15.8
Series 2001-1 Class A Asset Backed Bonds	—	—	81.5	81.5
Series 2001-1 Class B Asset Backed Bonds	9.1	9.1	35.4	35.4

Senior Secured Credit Facility			25.0	25.0

Revolving Unsecured Credit Facility	50.0	—

	$865.2	$432.9	$617.4	$467.4

The weighted average borrowings for the three months ended September 30, 2005 and 2004 were $397.7 million and $314.3 million, respectively. The weighted average borrowings for the nine months ended September 30, 2005 and 2004 were $426.7 million and $299.3 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs, for the three months ended September 30, 2005 and 2004 was 5.47% and 2.92%, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs, for the nine months ended September 30, 2005 and 2004 was 4.70% and 2.86%, respectively. For the above borrowings, the fair value of the borrowings approximates cost.

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

Dividends

We intend to make distributions on a quarterly basis to our stockholders of all of our income, except any retained net capital gains. We intend to make deemed distributions to our stockholders of any retained net capital gains. We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code. In order to maintain our status as a regulated investment company, we are required to (i) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains we recognize between January 1, 2002 and December 31, 2011, less any taxes due on those gains to avoid corporate level taxes on the amount distributed to stockholders (other than any built in gain recognized between January 1, 2002 and December 31, 2011) and (ii) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax.

Through September 30, 2005, we have made distributions in excess of our earnings of approximately $50.2 million. In addition, through September 30, 2005, we have net unrealized depreciation on our investments of $33.2 million. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including material tax obligations and possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount

October 26, 2005	November 23, 2005	January 30, 2006	$0.42
July 27, 2005	August 25, 2005	October 28, 2005	0.42
April 27, 2005	May 26, 2005	July 28, 2005	0.42
February 23, 2005	March 14, 2005	April 28, 2005	0.42
October 29, 2004	November 19, 2004	January 27, 2005	0.42
July 28, 2004	August 20, 2004	October 28, 2004	0.42
April 22, 2004	May 7, 2004	July 29, 2004	0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42
December 16, 2003	December 31, 2003	January 29, 2004	0.42
August 6, 2003	August 18, 2003	October 30, 2003	0.42
June 16, 2003	June 23, 2003	July 30, 2003	0.41
March 28, 2003	April 16, 2003	April 29, 2003	0.40
December 18, 2002	December 30, 2002	January 30, 2003	0.42
September 30, 2002	October 16, 2002	October 30, 2002	0.46
June 3, 2002	June 11, 2002	July 31, 2002	0.47
March 28, 2002	April 17, 2002	April 30, 2002	0.41
December 31, 2001	January 22, 2002	January 31, 2002	0.86

Total Declared			$7.63

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

A return of capital for federal income tax purposes, which we call a tax return of capital, of $0.53 per share occurred with respect to the fiscal year ended December 31, 2004. Each year a statement on Form 1099-DIV identifying the source of the dividend (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a tax return of capital to our stockholders. Because the determination of tax return of capital is done on an annual basis and our taxable income fluctuates from quarter to quarter, we have not determined the amount, if any, of tax return of capital there may be for the year ended December 31, 2005.

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

Paid-in-Kind Interest

We include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. We will cease accruing PIK if we do not expect the customer to be able to pay all principal and interest due. In certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $11.8 million or 1.3% of our portfolio of investments as of September 30, 2005 and $17.3 million or 2.0% of our portfolio of investments as of December 31, 2004.

PIK related activity for the nine months ended September 30, 2005 was as follows:

(in millions)	Nine Months Ended September 30, 2005
Beginning PIK loan balance	$17.3
PIK interest earned during the period	7.7
Principal payments on PIK loans	(8.5)
PIK loans converted to other securities	(4.7)

Ending PIK loan balance	$11.8

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers had been applied first to any PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $3.6 million of payments would have been applied against the September 30, 2005 PIK loan balance of $11.8 million and an additional $5.8 million of payments would have been applied against the December 31, 2004 PIK loan balance of $17.3 million. If the payments had been applied against the PIK balance, the balance at September 30, 2005 and December 31, 2004 would have been $8.2 million and $11.5 million, respectively.

As of September 30, 2005, 91.4% of the $11.8 million of PIK loans outstanding have an investment rating of 3 or better and as of December 31, 2004, 87.5% of the $17.3 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements is separately identified in our consolidated statements of cash flows.

Dividends

Certain of our equity investments have stated accruing dividend rates. We accrue dividends on our equity investments as they are earned, which may be before they are paid in cash, to the extent there is sufficient value to support the ultimate payment of those dividends.

Dividend related activity for the nine months ended September 30, 2005 was as follows:

(in millions)	Nine Months Ended September 30, 2005
Beginning accrued dividend balance	$5.4
Dividend income earned during the period	9.2
Payment of previously accrued dividends	(5.4)

Ending accrued dividend balance	$9.2

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded as investment gains and losses in our statement of operations. The initial value of warrant and other equity instruments treated as origination fees are accreted into income over the term of the loan. We had $8.5 million and $12.5 million of unearned income as of September 30, 2005 and December 31, 2004, respectively.

Unearned fee activity for the nine months ended September 30, 2005 and year ended December 31, 2004 was as follows:

	Nine Months Ended September 30,			Year Ended December 31,
	2005			2004
(in millions)	Cash Received	Equity Interest and Future Receivables	Total	Cash Received	Equity Interest and Future Receivables	Total
Beginning unearned income balance	$5.0	$7.5	$12.5	$5.6	$10.8	$16.4
Additional fees	3.8	0.5	4.3	2.8	2.3	5.1
Unearned income recognized	(2.4)	(5.7)	(8.1)	(3.0)	(5.6)	(8.6)
Unearned fees applied against loan balance (a)	(0.2)	—	(0.2)	(0.4)	—	(0.4)

Ending unearned income balance	$6.2	$2.3	$8.5	$5.0	$7.5	$12.5

(a)	When a loan is paid off at an amount below our cost basis, we apply any fees received that have not been recognized as income against the outstanding loan amount to reduce the cost basis, which has the effect of reducing any realized loss.

Other Fees

In certain investment transactions, we may perform consulting or advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is often when an investment transaction closes.

Valuation of Investments

Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value a substantial portion of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At September 30, 2005, approximately 86% of our total assets represented investments of which approximately 92% are recorded at fair value and approximately 8% are valued at market value based on readily ascertainable public market quotes at September 30, 2005. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities (SPEs) for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties equaling $611.5 million at September 30, 2005 and $536.5 million at December 31, 2004. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Recent Developments

On October 11, 2005, we issued $50.0 million of investment grade long-term unsecured five-year notes in a private placement. The notes have been rated “BBB-” by Fitch Ratings, Inc. and have a fixed interest rate of 6.73% per year payable semi-annually. The proceeds from the offering will be used for working capital and other general corporate purposes, including the origination of investments and reduction of outstanding borrowings under our revolving credit facilities.

On September 2, 2005, we filed an application for an exemptive order of the Securities and Exchange Commission (the “SEC”) to permit us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees and directors. We believe that the particular characteristics of our business, the dependence we have on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel in the form of restricted stock. There can be no assurance that the SEC will grant an exemptive order to allow the granting of restricted stock or of the timing of any such order by the SEC if it is granted. In addition, the issuance of restricted shares of our common stock will require the approval of our stockholders.

During the fourth quarter of 2002, UMAC, Inc. (“UMAC”), one of our wholly owned portfolio companies, discontinued its operations. In connection with the discontinuance of UMAC’s operations, we recorded unrealized losses of approximately $10.1 million during 2002. During the fourth quarter of 2005, UMAC sold its remaining assets including certain intellectual property, customer lists and other intangible assets, to Fawcette Technical Publications, Inc., one of our controlled portfolio companies. In conjunction with this transaction, we expect our previously recorded unrealized losses to become realized. We expect no material impact to our overall financial position, liquidity or earnings as a result of this transaction.

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

Our portfolio primarily consists of loans to and securities issued by small- and medium-sized privately owned businesses. Compared to larger publicly owned firms, these companies may be more vulnerable to economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position, and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Typically, their success depends upon the management talents and efforts of an individual or a small group of persons. The death, disability or resignation of any of their key employees could harm their financial condition. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any collateral for the loan.

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

At September 30, 2005, our largest portfolio investment was Broadview Networks Holdings, Inc. (“Broadview”), which totaled $91.0 million at value, or 9.7% of the fair value of our investments. In connection with the merger between Bridgecom Holdings, Inc. and Broadview, which closed during January 2005, we acquired preferred securities of the combined entity, which entitles us to a preferred claim of approximately $90.0 million, plus dividends, which will accumulate at an annual rate of 12% on our preferred claim. We expect to recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends will be dependent upon the performance and value of the combined entity. Our financial results could be negatively affected if this portfolio company fails to perform as expected.

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

As of September 30, 2005, we had $432.9 million of outstanding borrowings under our debt facilities. As a result, our current financial structure has a high proportion of debt and our debt service is substantial. As of September 30, 2005, the weighted average annual interest rate on all of our outstanding borrowings was 4.41%. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2005 total assets of at least 1.76%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and we do not hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $419.7 million as of September 30, 2005.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At September 30, 2005, this ratio was approximately 238%.

In addition, because substantially all of our assets and liabilities are priced using various short-term rate indices, including one-month to nine-month LIBOR, commercial paper rates and the prime rate, the timing of changes in market interest rates or in the relationship between interest rate indices could affect the interest rates earned on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, which could result in a decrease in net income.

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

A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 76% of the loans in our portfolio, based on amounts outstanding at cost as of September 30, 2005, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 24% were at fixed rates. From October 1, 2003 to September 30, 2005, three-month LIBOR has increased from 1.15% to 4.07%.

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

Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question as to whether a private company that has outstanding debt securities would qualify under the relevant portion of the “eligible portfolio company” criteria. The SEC has issued proposed rules to include any company that does not have a class of securities listed on a national securities exchange or association in the definition of “eligible portfolio company.”

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. At September 30, 2005, over 69% of our loan portfolio bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 41% of our loan portfolio has a LIBOR floor, at various levels. As of September 30, 2005, all of the LIBOR floors on our current loans are below the then LIBOR level. Our interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on LIBOR.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$132.0		$160.4
Money Market Rate	2.0		—
Prime Rate	45.7		38.8
30-Day LIBOR	28.2		43.6
60-Day LIBOR	—		7.1
90-Day LIBOR	495.2	$432.9	514.7	$467.4
180-Day LIBOR	28.6		34.0
Fixed Rate	193.8		122.3

Total	$925.5	$432.9	$920.9	$467.4

Based on our September 30, 2005 balance sheet, the following table shows the impact of base rate changes in interest rates assuming no changes in our investment and borrowing structure.

(dollars in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
(300)	$(18.6)	$(13.0)	$(5.6)
(200)	(14.1)	(8.7)	(5.4)
(100)	(7.4)	(4.3)	(3.1)
100	7.4	4.3	3.1
200	14.8	8.7	6.1
300	22.2	13.0	9.2

Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this strategy on an ongoing basis.

Item 4.    Controls and Procedures

(a)	As of the end of the period covered by this report, MCG carried out an evaluation, under the supervision and with the participation of MCG’s management, including MCG’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of MCG’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer, the Chief Financial Officer and Chief Accounting Officer have concluded that MCG’s current disclosure controls and procedures are effective in timely alerting them of material information relating to MCG that is required to be disclosed by MCG in the reports it files or submits under the Securities Exchange Act of 1934.

(b)	There have been no changes in MCG’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, MCG’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, MCG issued a total of 2,075 shares of common stock under its dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering proceeds for the shares of common stock sold under the dividend reinvestment plan were approximately $36 thousand. The proceeds were used for general corporate purposes.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with MCG Capital’s Current Report on Form 8-K filed on May 31, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed with MCG Capital’s Current Report on Form 8-K filed on March 28, 2005).

4.1

Specimen Common Stock Certificate (incorporated by reference to Exhibit D.1 to Pre-effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 1, 2001).

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

Exhibit Number	Description of Document
10.3

Note Purchase Agreement among MCG Master Trust, MCG Capital Corporation (formerly MCG Credit Corporation), Variable Funding Capital Corporation, and Wachovia Corporation (formerly First Union Securities, Inc.), dated as of June 1, 2000, as amended by Amendment No. 1, effective as of June 6, 2001 (incorporated by reference to Exhibit f.2 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001), Amendment No. 2, dated as of May 20, 2002 (incorporated by reference to Exhibit f.2 to Pre-Effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 [File No. 333-86286] filed with the Securities and Exchange Commission on May 21, 2002), and Amendment No. 3, dated as of July 8, 2002 (incorporated by reference to Exhibit 10.3 filed with MCG Capital’s Form 10-Q for quarter ended June 30, 2002).

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

10.10

Series 2000-1 Terms Supplement to the Indenture dated as of June 1, 2000 between MCG Master Trust and Norwest Bank Minnesota, N.A., as amended by Amendment No. 1, dated as of June 6, 2001 (incorporated by reference to Exhibit f.9 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001), Amendment No. 2, dated as of May 20, 2002 (incorporated by reference to Exhibit f.9 to Pre-Effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 [File No. 333-86286] filed with the Securities and Exchange Commission on May 21, 2002), and Amendment No. 3, dated as of July 8, 2002 (incorporated by reference to Exhibit 10.10 filed with MCG Capital’s Form 10-Q for quarter ended June 30, 2002).

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

Exhibit Number	Description of Document
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

Exhibit Number	Description of Document
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

Exhibit Number	Description of Document
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

10.71

Credit and Warehouse Agreement, dated as of April 21, 2005, among UBS AG, Stamford Branch, MCG Commercial Loan Trust 2005-1 and MCG Capital Corporation (incorporated by reference to Exhibit 10.71 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.72

Pledge, Security and Custody Agreement by and among MCG Commercial Loan Trust 2005-1, MCG Finance VI, LLC, MCG Capital Corporation, UBS AG, Stamford Branch, and Wells Fargo Bank, National Association, dated as of April 21, 2005 (incorporated by reference to Exhibit 10.72 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.73

Master Conveyance Assignment, dated as of April 21, 2005, among MCG Capital Corporation, MCG Finance VI, LLC, and MCG Commercial Loan Trust 2005-1 (incorporated by reference to Exhibit 10.73 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.74

First Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc. and Wells Fargo Bank, National Association, dated as of May 2, 2005 (incorporated by reference to Exhibit 10.74 filed with MCG Capital’s Form 10-Q for the quarter ended March 31. 2005).

10.75

Credit and Warehouse Agreement, dated as of June 9, 2005, among Merrill Lynch Capital Corp., MCG Commercial Loan Trust 2005-2 and MCG Capital Corporation (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on June 9, 2005).

10.76

Second Amendment to Sale and Servicing Agreement, dated as of July 29, 2005 among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.76 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2005).

10.77

Amended and Restated Revolving Credit Agreement dated as of September 20, 2005 among MCG Capital Corporation, Bayerische Hypo-Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on September 21, 2005).

10.78	Note Purchase Agreement, dated October 11, 2005 (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on October 12, 2005).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3*	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.3*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
*	Submitted herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2005.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell
Chief Executive Officer

By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell
Chief Financial Officer

By:	/s/ JOHN C. WELLONS
John C. Wellons
Chief Accounting Officer