Form 10-K
period 2005-12-31
MCG CAPITAL CORP
filed 2006-03-03
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Title of each class

Common Stock, par value

$0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $792,417,052 based on the closing price on the NASDAQ National Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 53,374,565 shares of the Registrant’s common stock outstanding as of February 27, 2006.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

MCG CAPITAL CORPORATION

2005 FORM 10-K ANNUAL REPORT

PART I

In this Annual Report on Form 10-K, or Annual Report, the “Company”, “MCG”, “we”, “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries (including its affiliated securitization trusts) unless the context otherwise requires.

Item 1.    Business

GENERAL

We are a solutions-focused specialized commercial finance company providing financing and advisory services to middle market, growth oriented companies throughout the United States. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We primarily acquire new customers directly through our contacts with owner operators and other investors, such as private equity sponsors. We primarily make secured debt, unsecured debt, and equity investments in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $25 million. As of December 31, 2005, the average revenue of our portfolio companies was approximately $44.1 million and the average EBITDA was approximately $8.8 million. Our investment decisions are based on extensive analyses of potential customers’ business operations and asset valuations. We have developed specialized risk management metrics, pricing tools, due diligence methodologies and data management processes that are designed to help us assess risk, establish appropriate pricing, and maximize our return on investment.

Our primary business objectives are to increase our earnings and net asset value by investing in debt and equity securities of middle market companies. The majority of our investments are originated directly with our customers, although from time to time we do participate in loan syndications or other deals. Our investment objective is to achieve current income and capital gains. We primarily achieve current income from our investments in debt securities and capital gains through appreciation in the value of our equity investments. Some of our equity investments also provide current dividend income. To meet these investment objectives, we employ an “expert-activist” investment philosophy to identify attractive investment opportunities and develop strong customer relationships. As an expert, we are highly knowledgeable about our target markets and customers. As an activist, we work with our customers’ management teams and owners to create and execute effective capital deployment strategies while managing risk on a customer by customer basis. In addition, we maintain a flexible approach to funding that permits adjustments to transaction terms, including pricing terms, to accommodate the shifting corporate development needs of our customers. The ongoing consulting and research services we offer also support our customers’ business strategies.

We have built our portfolio through disciplined underwriting and investment approval processes and active portfolio management. We generally make investments of up to $50 million. Our loans typically mature in 2 to 8 years, and require monthly or quarterly interest payments at fixed rates or variable rates based on the prime rate or LIBOR, plus a margin. We price our debt securities based upon our credit analysis and risk assessment. Our equity investments are typically made in companies in which we have also made debt investments. We evaluate our overall return from a customer based upon the performance of all the customer’s securities that we own. Our equity investments typically range from nominal amounts to 100% ownership. Our equity investments include preferred stock, common stock, warrants and other claims against enterprise value. In certain cases, when we make an equity investment, we obtain the right to board representation.

During 2005, our average investment in a new portfolio company was $13.7 million. As of December 31, 2005, our investment portfolio consisted of $872.5 million of senior and subordinated secured loans, $61.6 million of unsecured subordinated loans, and $163.5 million of equity investments. As of December 31, 2005 and 2004, our average investment balance per customer was $12.1 million and $9.1 million, respectively.

One of our core competencies is risk management and we have developed expertise which is reflected in our underwriting and compliance processes. As of December 31, 2005, approximately 1.5% of our loans were more than 60 days past due and 1.2% of our loans were on non-accrual status. As of December 31, 2005, our customer base consisted of 91 companies with headquarters in 29 states and Washington, D.C.

CORPORATE HISTORY AND OFFICES

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 or the “1940 Act”. As a business development company, we are required to meet various regulatory tests. A business development company is required to invest at least 70% of its total assets in private or thinly traded public U.S.-based companies. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%. See “Regulation as a Business Development Company”. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under the Internal Revenue Code. A RIC is required to meet certain requirements in order to continue to qualify as a RIC for federal income tax purposes, including certain minimum distribution requirements. See “Certain U.S. Federal Income Tax Considerations.”

We were formed in 1998 by our management and affiliates of Goldman, Sachs & Co. to purchase a loan portfolio and certain other assets from First Union National Bank (now Wachovia Bank, National Association) in a management buyout. Prior to this purchase, we had conducted our business since 1990 as a division of Signet Bank. This separate division was known as the media communications group. Signet Banking Corporation, the parent of Signet Bank, was acquired by First Union Corporation (now Wachovia Corporation) on November 28, 1997. Our management team has invested in excess of $4.4 billion in over 440 transactions since 1990.

MCG was organized as a Delaware corporation on March 18, 1998. On March 18, 1998, we changed our name from MCG, Inc. to MCG Credit Corporation and on June 14, 2001, we changed our name from MCG Credit Corporation to MCG Capital Corporation. Our executive offices are located at 1100 Wilson Boulevard, Suite 3000, Arlington, Virginia 22209 and our telephone number is (703) 247-7500. We also have an office in Richmond, Virginia. Our Internet site address is www.mcgcapital.com. Information contained on our web site is not incorporated by reference into this Annual Report and you should not consider information contained on our web site to be part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

MARKET OPPORTUNITY

We believe that the middle market business segment is becoming more significant to the U.S. economy and that it is attractively sized with good growth characteristics. We believe that this business segment has increasing demand for, and less access to, high-quality differentiated corporate financial services. We also believe this trend is likely to continue given the on-going consolidation in the financial services industry. Our focus on selected markets with strong growth prospects, combined with our targeted customers’ growing demand for capital and the corporate finance and advisory services we offer, enhance our market opportunity. We also believe that traditional financial service providers typically lack infrastructure and dedicated expertise to focus on middle market companies, which also enhances our market opportunity. We believe that this market has distinct characteristics in terms of risk, capital requirements, and rates of return. We also believe that the industries in which we invest have a number of common features, including active private equity investing and projected growth.

Our business began in 1990 primarily as a lender in the communications, information services, media, technology, software, and business services industries. Over the past several years, we have become a diversified investor in various industries. We currently have approximately 68% of our portfolio invested in the communications, information services, media, technology, software, and business services industries. We currently expect this percentage to continue to decrease gradually over time as we become more diversified.

STRATEGY

We seek to achieve favorable risk-adjusted rates of return in the form of current yield and capital appreciation, while maintaining credit and investment quality in our asset portfolio. We believe our financial performance is a product of our knowledge and insight, effectiveness in targeting potential customers and serving them, risk-based pricing techniques, and effective risk management. We apply well established credit processes to the assessment of risk and price our investments accordingly. We have developed proprietary analytics, data and knowledge to support our business activities.

Our investment process is designed to achieve the following strategic objectives:

•	generate favorable risk-adjusted rates of return by delivering capital and strategic insight to increase our customers’ enterprise value;

•	maintain sound credit and investment discipline and pricing practices, regardless of market conditions, to avoid adverse investment selection;

•	effectively manage risk by utilizing an integrated team approach to customer acquisition, research, underwriting, compliance and investment servicing activities.

We generally make investments of up to $50 million. We invest in senior debt, secured subordinated debt, unsecured subordinated debt and equity securities. Our loans include amortizing term loans, term loans that are payable in full at maturity and revolving credit facilities. Our loans may be structured with a combination of current interest, deferred interest or equity-linked components.

We have the ability to invest throughout the capital structure of a company, which we refer to as our “one-stop” solution. Our “one-stop” solution enables our customers to satisfy multiple financing needs from a single capital provider. In a typical “one-stop” solution, we will acquire multiple debt securities of a company. We also often acquire equity securities in our “one-stop” transactions. These securities typically include senior secured debt, secured or unsecured subordinated debt, and preferred and/or common equity. The overall transaction size and product mix are based upon the needs of the customer. In the event that one of our “one-stop” solutions results in a product mix which we do not believe is optimal for our portfolio, we may sell portions of some of the securities in order to achieve an optimal mix. When we sell portions of one of our investments, we continue to service the investment and thus these sales are seamless to our customers.

We will invest in a controlling position of a company on a select basis where we have knowledge, expertise and insight and where we believe an opportunity exists to generate strong returns. As of December 31, 2005, $305.6 million of our investments at fair value, or 28%, were in companies in which we own 25% or more of the company’s equity and $286.9 million of our investments at fair value, or 26%, were in companies in which we own 50% or more of the company’s equity. As of December 31, 2005, we owned 25% or more of the equity of 13 out of 91, or 14%, of our portfolio companies and we owned 50% or more of the equity of 10 out of 91, or 11%, of our portfolio companies.

Expert-Activist Philosophy

Our “expert-activist” philosophy is one of the foundations of our investment process. It enables us to make lending and investment decisions quickly and confidently because we have a firm understanding of the funding needs of our target customers and the operating characteristics of their businesses. We enhance our detailed understanding of our target markets through continuous engagement with existing and prospective customers and insights through our ongoing research. We use this information to enhance the quality of our credit and investment analysis.

We work with our customers and targeted customers to understand the costs and benefits of their corporate development initiatives, business opportunities, competition, and acceptable risks and returns. This understanding, together with our flexible funding approach, enables us to facilitate customers’ corporate development decisions, even in some cases where short-term financial performance may suffer. We believe that this approach differentiates us from most other lenders and investors and helps to create healthy long-term relationships with our customers. We believe that our approach has enabled us to make investments based on the value we help to create rather than solely on the basis of our cost of capital. Many of our transactions are with existing customers as they execute multi-year growth strategies. Through December 31, 2005, approximately 46% of the companies that have been our customers for one year or more had completed two or more transactions with us and approximately 16% had completed three or more transactions with us.

We offer managerial assistance to our portfolio companies. This assistance typically involves strategic advice, evaluation of business plans and financial modeling assistance and industry research and insights. We believe that providing assistance to our portfolio companies enables us to maximize our value proposition for our customers which, in turn, helps us maximize our investment returns.

OPERATIONS

To achieve our goal of being a leading provider of solutions-focused financial services to middle market companies, we have established a credit and business culture that strives to protect our capital, generate favorable risk-adjusted returns and generate capital gains on our equity investments.

Identifying Prospective Customers

We identify and source new customers by actively engaging our network of private equity investors and owner operators and marketing on a national scale. We also participate in a variety of industry associations and our employees attend and give presentations at numerous forums, conferences and meetings annually. During 2005, approximately 56.4% of our new investments were in private equity-backed deals and 21.3% were direct investments to owner operators, and the remaining investments were in syndicated or other deals. We acquire new customers and contacts by utilizing direct marketing to prospects identified through various data services and customized internet searches, and through relationships with investment bankers, accountants, lawyers and other professionals. Once we identify a prospective customer, we review its financial reports and corporate activities, and review other relevant information which we gather from third-party databases, industry reports, trade and consumer magazines, newspapers and newsletters. We maintain data from these sources in an internal database.

Research

Our research capabilities create the foundation for our “expert-activist” philosophy of investing and, we believe, give us a competitive advantage. We focus on companies’ fundamental performance against industry conditions and operational benchmarks. Our contacts with operating companies in our target industries help us to continuously refine and validate our investment philosophies. The objective of our research is to provide market validated expert perspectives on operational, strategic and valuation issues and to support the business development process through the identification of attractive industry sectors and emerging trends.

We continually update our investment perspectives and develop investment hypotheses for new industries. Our research capabilities are valuable in attracting customers who are able to draw from our industry expertise to refine their strategic plans, identify acquisition opportunities and set appropriate financial and operating goals.

We write and distribute Transactions, a periodic newsletter which focuses on merger and acquisition activity, to portfolio companies, prospective customers, investors, and others to facilitate a dialogue and to provide our perspective on a variety of topics. We believe that our extensive knowledge and research capabilities differentiate us in the marketplace because we are able to demonstrate our expertise and share it with our customers.

Underwriting

Our underwriting philosophy places primary emphasis on credit and risk analysis. We have incorporated the underwriting function directly into the business development process. Our underwriting team consists of investment professionals who perform due diligence and financial analyses, deal sponsors who are responsible for originating and managing the transaction, a member of our credit committee and a member of our legal team. Our underwriting processes, which have been developed and continuously improved over 15 years, include standard due diligence on financial performance and customized analysis of the operations, systems, accounting policies, human resources and legal and regulatory environment of a prospective customer. The members of the underwriting team work together to conduct due diligence and understand the relationships among the customer’s business plan, operations and financial performance. From time to time, we engage external industry experts to advise and assist in the underwriting process.

As part of our evaluation of a proposed investment, the underwriting team prepares an investment memorandum for presentation to the credit committee and, in some instances, the investment committee. The investment memorandum generally consists of:

•	a business description;

•	historical financial analysis, projections and scenario modeling;

•	a risk evaluation specific to the prospect’s business, considering the anticipated use of proceeds of our loan, and industry;

•	a collateral valuation to assess the underlying value of the enterprise, both as an ongoing operation and its value relative to comparable public and private companies; and

•	a description of the capital structure and the investment risk and return characteristics.

Risk Evaluation.    We evaluate the history, organization and product lines of the prospective customer. In addition, we analyze the prospective customer’s industry, competition and market share, obsolescence and substitution risk, markets served, legal and regulatory environment and technology. In particular, we analyze the following risks:

•	Industry Risks. We analyze the specific vulnerability to industry risk, such as maturity, cyclicality, and seasonality.

•	Competitive Risks. We analyze the strengths and weaknesses of the prospective customer relative to its competitors. The factors we consider include pricing, product quality, customer loyalty, substitution and switching costs, brand positioning and capitalization. We also assess the defensibility of a prospect’s market position and its opportunity for increasing market share.

•	Regulatory Risks. We follow current regulatory developments in the industries in which we invest and assess the risks that are presented by existing and proposed regulations.

•	Customer Concentration and Market Risks. We typically determine the values of prospective customers based upon the stability of their customer base. We analyze the number and size of customers and their attrition rates, including the potential impact of above average customer attrition, low renewals and the risk of loss of significant customers.

•	Technology Risks. We follow technological advancements in the industries in which we invest and analyze the positive or negative impacts these advancements will have on prospective and current customers.

We also assess other attributes of a transaction. We evaluate management’s track record, their business plan, their judgments about their products and other characteristics that may significantly affect the risk of a transaction. Quantitative attributes that we evaluate include industry-specific comparisons such as cash flow margins, product and cash flow diversification, revenue growth rates, cost structure and other operating benchmarks that are derived from historical financial statements. Qualitative attributes we evaluate may include management skill and depth, industry risk, substitution risk, cyclicality, geographic diversification, facilities infrastructure, administration requirements and product quality and ranking.

Collateral Valuation.    To assess the credit exposure of a potential investment and to quantify the underlying value of the enterprise in which we are investing, we employ a series of standard valuation techniques. We primarily derive enterprise valuations through analysis of comparative public and private market transactions using our database of transactions. We also prepare discounted cash flow models based on our projections of the future free cash flows of the business and industry derived capital costs. Finally, we look to comparable public companies to benchmark the value of the enterprise using public market data. We value collateral in light of the underlying fundamental value that considers not only current market conditions but the impact of potential changes to those conditions as well. Using these methods provides us with multiple views of the underlying value of the investment’s collateral, giving us a key risk metric, which is the loan-to-value ratio.

Investment Structure.    We evaluate all aspects of an investment’s structure, including payment priority, collateral or asset value, and financial support from guarantors and other credit enhancements. While we typically make cash flow loans, and not asset backed loans, liquidation value of assets is a factor in our credit decisions. We use investment structure to mitigate risk by requiring appropriate financial and collateral coverage thresholds. In the majority of our loans, we receive a security interest in our customers’ tangible and intangible assets, which entitles us to a preferred position on payments in the event of liquidation, and a pledge of the equity by the equity owners. In addition, we structure loan covenants to assist in the management of risk. Our loan covenants generally include affirmative covenants that require the customer to provide periodic financial information, notification of material events and compliance with laws, as well as restrictive covenants that prevent customers from taking a range of significant actions, such as incurring additional indebtedness or making acquisitions without our consent. We also generally include covenants requiring the customer to maintain or achieve specified financial ratios, such as cash flow leverage, interest charge coverage and total charge coverage, and, in certain cases, operating covenants requiring them to maintain certain operational benchmarks.

Investment Approval Process

Our credit committee approves all of our investments, while the investment committee of our board of directors also must approve certain significant investments as determined, from time to time, by our board of directors and its investment committee. The members of our credit committee are Bryan J. Mitchell, our Chief Executive Officer; Steven F. Tunney, our President and Chief Operating Officer; Robert J. Merrick, our Chief Credit Officer; and B. Hagen Saville, our Executive Vice President of Business Development. The members of our investment committee are Messrs. Mitchell, Tunney, and Merrick and independent directors Kenneth O’Keefe, Kim Kelly, and Edward Civera.

Loan Servicing

After a loan is approved and funded, the deal sponsor and underwriting team, along with the loan administration group and the compliance administration group, monitor covenant compliance and financial performance on an ongoing basis. Our deal sponsors maintain responsibility for the performance of their investments throughout the life of the investment.

Loan Administration Group.    This group administers the loans on our loan administration system and is responsible for:

•	funding the loans in accordance with credit committee and, if applicable, investment committee approval;

•	recording the loans into our loan administration system;

•	billing and collecting;

•	reporting and collecting on past due accounts; and

•	maintaining the collateral that is in our possession.

Compliance and Valuation Group.    This group monitors investment compliance and ensures that all investments adhere to our internal policies and procedures. This group is responsible for:

•	reviewing the credit agreement to ensure that the final loan documents reflect the terms approved by the credit committee and, if applicable, the investment committee and advising the credit committee of any deviations;

•	ensuring that the customer compliance package is prepared in accordance with the loan covenant requirements;

•	inputting the customer’s financial statements into our tracking system and entering the loan covenants into our covenant tracking system;

•	ensuring the mathematical accuracy of applicable covenant requirements;

•	reviewing the customer’s financial statements to ensure that the customer performs in accordance with our expectations and to identify any changes in risk;

•	reporting all covenant violations, loan amendments and covenant waivers to the credit committee;

•	preparing quarterly portfolio valuations for review by the valuation committee of our Board of Directors.

Loan Monitoring and Restructuring Procedures.    We proactively monitor financial performance for each individual customer in order to evaluate overall portfolio quality. We monitor the status and performance of each individual investment on a continuous basis. We closely monitor compliance with all covenants and take appropriate action on all exceptions. Because we are a provider of long-term privately negotiated investment capital to middle market, growth oriented companies and we actively manage our investments through our contract structure, we do not believe that contract exceptions such as breaches of contractual covenants or late delivery of financial statements are necessarily an indication of deterioration in the credit quality or the need to pursue remedies or an active workout of a portfolio investment.

When principal and interest on a loan is not paid within the applicable grace period, our loan administration group will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment. In some cases, we may consider restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may, among other items, involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any increased risk, we receive appropriate compensation from the customer in connection with a restructuring. During the process of monitoring a loan in default, we will generally send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may decide to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings.

When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we generally place the loan on non-accrual status and cease recognizing interest income until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

Portfolio Overview

We generally make investments in senior secured commercial loans, secured subordinated loans, unsecured subordinated loans, and equity-based instruments. As of December 31, 2005, our investment portfolio consisted of approximately 85.1% of debt investments and 14.9% of equity investments. Approximately 93.4% of our debt investments as of that date have security interests.

At December 31, 2005, our ten largest customers represented approximately 40.3% of the total fair value of our investments. These ten customers accounted for approximately 35.1% of our operating income during 2005. At December 31, 2005, approximately 25.7% of our portfolio at fair value was invested in companies in the communications industry. The communications industry is a regulated industry. Of our investments in the communications industry, 75.6% were to competitive local exchange carriers, or CLECs, at December 31, 2005, which included our two largest customers, Broadview Networks Holdings, Inc. and Cleartel Communications, Inc. Our remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies.

Our largest customer and one of our control investments, Broadview Networks Holdings, Inc., or Broadview, represented approximately 8.7% of the fair value of our investments at December 31, 2005 and approximately 14.6% of our operating income during 2005. We acquired control of Broadview when Bridgecom Holdings, Inc., one of our majority-owned control portfolio companies, merged with Broadview during the first quarter of 2005. This merger is part of a strategy to consolidate a number of unbundled network element platform competitive local exchange carriers, or UNE-P CLECs, into several larger facilities based CLECs. The combined enterprise provides communications services, cable and wiring services, Web services, Internet access services and phone systems sales and support primarily to business customers located in seven northeastern states.

At December 31, 2005, our second largest customer and one of our control investments, Cleartel Communications, Inc., or Cleartel, represented approximately 7.2% of the fair value of our investments and approximately 3.1% of our operating income during 2005. Cleartel is a Florida-based CLEC that delivers integrated voice and data services to business and residential customers nationwide. In 2005, in accordance with its strategy to consolidate UNE-P CLECs, Cleartel acquired two of our former portfolio companies, IDS Telcom, LLC and nii communications, inc.

Our debt instruments generally provide for a contractual variable interest rate between approximately 6% and 20%, a portion of which may be deferred. In addition, approximately 38.7% of our debt investment portfolio, based on amounts outstanding at fair value as of December 31, 2005, has floors of between 1.25% and 3% on the LIBOR base index. Approximately 70.8% of the debt investments in our portfolio, based on amounts outstanding at fair value as of December 31, 2005, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 29.2% were at fixed rates.

The following table shows our portfolio of investments by asset class, at fair value, as of December 31, 2005, and 2004 (excluding unearned income):

	December 31, 2005		December 31, 2004
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Secured Senior Debt	$543.0	49.5%	$619.8	70.4%
Subordinated Debt
Secured	329.5	30.0	140.5	16.0
Unsecured	61.6	5.6	0.2	—
Investments in equity securities	163.5	14.9	119.9	13.6

Total	$1,097.6	100.0%	$880.4	100.0%

Our loans generally have stated maturities at origination that range from 2 to 8 years. The weighted average maturity of our loan portfolio at December 31, 2005 was approximately 4.5 years. Our customers typically pay us an origination fee based on a percentage of the commitment amount. They also generally pay us a fee based on any undrawn commitments. In some cases, we receive detachable warrants or options to purchase warrants, stock appreciation rights or other equity interests or other provisions designed to provide us with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. The warrants and options to purchase warrants typically are exercisable immediately and typically remain exercisable for 10 years. The exercise prices on the warrants vary from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we are receiving warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow us to register the securities after a public offering. We intend to continue to obtain equity and equity-like instruments with similar features from our customers.

In most cases, the warrants and options to purchase warrants have a put right that requires the customer to repurchase our equity position after a specified period of time at its market value or at a formula price generally designed to approximate its market value. The warrants and options to purchase warrants also typically contain customary anti-dilution protection and preemptive rights. Many of the warrants also give us the right to obtain a seat on the customer’s board of directors if and when we exercise the warrants. The warrants and options to purchase warrants are generally freely transferable in accordance with applicable law, although some of the warrants and options to purchase warrants contain rights of first refusal and restrictions on transfers to competitors. We expect that we will generally have similar rights with respect to equity and equity-like investments that we make in the future.

Investment Rating System

In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. We use the following 1 to 5 investment rating scale:

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

We monitor and, when appropriate, recommend changes to investment ratings. The valuation committee of our board of directors reviews management’s recommendations and affirms or changes the investment ratings quarterly.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2005 and 2004:

(dollars in millions)	December 31, 2005			December 31, 2004
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$459.0	(a)	41.8%	$301.5	(a)	34.2%
2	429.9		39.2	375.8		42.7
3	128.0		11.7	142.3		16.2
4	77.4		7.0	59.4		6.7
5	3.3		0.3	1.4		0.2

	$1,097.6		100.0%	$880.4		100.0%

(a)	Of this amount, $16.7 million at December 31, 2005 and $15.7 million at December 31, 2004 relates to debt instruments in companies for which we have already realized a gain through the sale of equity instruments. While these debt instruments are still outstanding, all of the related equity instruments have already been sold at a gain and, therefore, we do not expect any further realized gain.

At December 31, 2005, of the investments with a 5 rating, $1.1 million were loans, all of which were on non-accrual status. Of the investments with a 4 rating, $32.5 million were loans, of which $10.7 million were on non-accrual status. At December 31, 2004, of the investments with a 5 rating, $0.7 million were loans, all of which were on non-accrual status. Of the investments with a 4 rating, $54.6 million were loans, of which $13.9 million were on non-accrual status.

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
(dollars in millions)	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Communications	$282.2	25.7%	$191.4	21.7%
Newspaper	112.8	10.3	169.9	19.3
Technology	82.0	7.5	63.5	7.2
Information Services	75.4	6.9	96.0	10.9
Healthcare	75.2	6.9	21.9	2.5
Publishing	72.3	6.6	84.1	9.6
Broadcasting	65.2	5.9	84.4	9.6
Laboratory Equipment/Instruments	52.1	4.7	—	—
Electronics	34.1	3.1	—	—
Other Media	33.9	3.1	31.8	3.6
Drugs	28.7	2.6	5.8	0.7
Business Services	22.2	2.1	1.4	0.2
Specialty Retail	20.5	1.9	23.0	2.6
Education	19.5	1.8	—	—
Auto Parts	17.0	1.5	—	—
Car Rental	13.5	1.2	5.8	0.7
Leisure Activities	13.4	1.2	5.4	0.6
Cosmetics	11.3	1.0	2.0	0.2
Home Furnishings	10.3	0.9	10.7	1.2
Commercial Services	—	—	10.0	1.1
Containers & Glass	—	—	9.9	1.1
Other(a)	56.0	5.1	63.4	7.2

	$1,097.6	100.0%	$880.4	100.0%

(a)	No individual industry within this category exceeds 1% of the total portfolio.

Investment Funding

We fund our investments with funds that we receive in exchange for a combination of debt and equity instruments that we issue from time to time. Our debt obligations include both secured and unsecured obligations. Our equity is publicly traded on the NASDAQ National Market under the symbol “MCGC”.

COMPETITION

In general, we compete for investments with a large number of financial services companies, including specialty and commercial finance companies, commercial banks, private mezzanine and equity funds, venture capital companies, community banks, investment banks and other investment funds. These include banks, commercial finance companies, lending subsidiaries of investment banks, other business development companies, and finance subsidiaries of large industrial corporations. Some of the companies we have competed with in the past include community banks that are located in our customers’ and targeted prospects’ home markets. These community banks typically do not focus on our target markets. We also compete against regional and national financial institutions.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We believe we compete based on:

•	our insight and knowledge of our customers’ business needs that we derive from information, analytics and interaction between our customers and our professionals; and

•	our offering of capital coupled with an expanded range of corporate finance services and information products designed to enhance our customers’ business prospects.

OUR SUBSIDIARIES

We conduct some of our activities through wholly owned financing subsidiaries. These subsidiaries are bankruptcy remote, special purpose entities to which we transfer certain loans. Each financing subsidiary in turn transfers the loans to a Delaware statutory trust. As of December 31, 2005, we had established MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, MCG Finance IV, LLC, MCG Finance V, LLC, MCG Finance VI, LLC and, MCG Finance VII, LLC as financing subsidiaries. The transfer of the loans to the Delaware statutory trusts are structured as on-balance sheet securitizations for accounting purposes.

On December 13, 2004, we formed a subsidiary, Solutions Capital I, LP, which has applied for a license from the Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958, as amended. At the same time we organized another wholly owned subsidiary, Solutions Capital GP, LLC, as a Delaware limited liability company. Solutions Capital GP, LLC will act as the general partner of Solutions Capital I, LP, while we will be the sole limited partner. There can be no assurance when or if the SBA will grant a license to operate a SBIC.

We also use wholly owned subsidiaries, all of which are structured as Delaware corporations, to hold the assets of one or more of our portfolio companies. As of December 31, 2005, we had established Crystal Media Network, Inc., IH ETC, Inc., IH Sunshine, Inc., and MCG IH Holdings, Inc. to hold assets of certain of our portfolio companies. Some of these subsidiaries have wholly owned subsidiaries, all of which are Delaware corporations, that hold the assets of certain of our portfolio companies.

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

EMPLOYEES

As of December 31, 2005, we employed 128 employees, including investment and portfolio management professionals, underwriting, compliance, accounting, finance and human resources professionals, in-house legal counsel, and administrative staff. We believe that our relations with our employees are good. As of December 31, 2005, 51 of our 128 employees were employed by our consolidated subsidiary Kagan Research, LLC., which, effective January 1, 2006, is one of our portfolio companies and is no longer our consolidated subsidiary. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Development.”

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

BROKERAGE ALLOCATION AND OTHER PRACTICES

Since we generally acquire and dispose of our investments in privately negotiated transactions, we rarely use brokers in the normal course of business. In those cases where we do use a broker, we do not execute transactions through any particular broker or dealer, but will seek to obtain the best net results for MCG Capital, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we generally seek reasonably competitive execution costs, we may not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. For the years ended December 31, 2005, 2004, and 2003, we paid brokerage commissions totaling approximately $7,000, $0, and $33,000, respectively.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

We elected to be treated as a “regulated investment company” or “RIC” under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, which election was effective as of January 1, 2002. As a RIC, we generally do not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which allows us to reduce or eliminate our corporate-level tax liability.

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

we will be entitled to deduct, and therefore will not be subject to U.S. federal income tax on, the portion of our income we distribute or are deemed to distribute to stockholders (other than any built-in gain recognized between January 1, 2002 and December 31, 2011). We will be subject to U.S. federal income tax at the regular corporate rate on any income not distributed (or deemed distributed) to our stockholders.

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

Treatment of Pre-Conversion Built-in Gain

Through December 31, 2001, we were subject to tax as an ordinary corporation under Subchapter C of the Internal Revenue Code. As of January 1, 2002, we held substantial assets (including intangible assets not reflected on the balance sheet, such as goodwill) with built-in gain (i.e., with a fair market value in excess of tax basis). Under a special tax rule that applies to corporations that convert from taxation under Subchapter C of the Internal Revenue Code to taxation as a RIC, we are required to pay corporate level tax on the amount of any net built-in gains we recognize within ten years after the effective date of our election to be treated as a RIC. Any such corporate level tax will be payable at the time those gains are recognized (which, generally, will be the years in which we sell or dispose of the built-in gain assets in a taxable transaction). Based on the assets that we hold as of December 31, 2005 that we currently anticipate selling within the ten-year period beginning January 1, 2002 and ending December 31, 2011, we expect we may have to pay a built-in gain tax of up to $0.4 million at current corporate tax rates. The amount of this tax will vary depending on the assets that are actually sold by us in this ten-year period and applicable tax rates. Under Treasury Regulations, recognized built-in gains (or losses) will generally retain their character as capital gain or ordinary income (or capital or ordinary losses). Recognized built-in gains that are ordinary in character will be included in our investment company taxable income, and we must distribute to our stockholders at least 90% of any such built-in gains recognized within the ten-year period, net of the corporate taxes paid by us on the built-in gains. Any such amount distributed will be taxable to stockholders as ordinary income. Recognized built-in gains within the ten-year period, net of taxes, that are capital gains will be distributed or deemed distributed to our stockholders. Any such amount distributed or deemed distributed will be taxable to stockholders as a capital gain.

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

We have applied for an exemptive order of the Securities and Exchange Commission (the “SEC”) to permit us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees and directors. We believe that the particular characteristics of our business, the dependence we have on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel in the form of restricted stock. There can be no assurance that the SEC will grant an exemptive order to allow the granting of restricted stock. In addition, the issuance of restricted shares of our common stock will require the approval of our stockholders.

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us.

You may read and copy the code of ethics at the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the Securities and Exchange Commission’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the Securities and Exchange Commission’s Public Reference Room, 100 F Street NE, Washington, D.C. 20549.

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

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, we have adopted certain policies and procedures intended to comply with the NASDAQ Stock Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At the time of this filing, we do not have any preferred stock outstanding.

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At December 31, 2005, approximately 88% of our total assets represented investments of which approximately 94% are valued at fair value and approximately 6% are valued at market value based on readily ascertainable public market quotes at December 31, 2005. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis and record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, where appropriate, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value.

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

Each private debt and equity investment is valued using industry valuation benchmarks, and, where appropriate, equity values are assigned a discount reflecting the illiquid nature of the investment, and our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event will be used to corroborate our private debt or equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the date of the relevant period end. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

DETERMINATIONS OF NET ASSET VALUE IN CONNECTION WITH OFFERINGS

In connection with each offering of shares of our common stock, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made. Our board of directors considers the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;

•	our management’s assessment of whether any material change in the net asset value of our common stock has occurred (including through the realization of gains on the sale of our portfolio securities) from the period beginning on the date of the most recently disclosed net asset value of our common stock to the period ending two days prior to the date of the sale of our common stock; and

•	the magnitude of the difference between the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value of our common stock since the date of the most recently disclosed net asset value of our common stock, and the offering price of the shares of our common stock in the proposed offering.

Importantly, this determination does not require that we calculate the net asset value of our common stock in connection with each offering of shares of our common stock, but instead it involves the determination by our board of directors or a committee thereof that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we provided to the SEC in our registration statements) to suspend the offering of shares of our common stock if the net asset value of our common stock fluctuates by certain amounts in certain circumstances until the prospectus is amended, the board of directors will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine the net asset value of our common stock within two days prior to any such sale to ensure that such sale will not be below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine the net asset value of our common stock to ensure that such undertaking has not been triggered.

Item 1A.    Risk Factors

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

We make loans to and invest in primarily privately owned middle market companies, which may default on their loans, thereby reducing or eliminating the return on our investments.

Our portfolio primarily consists of investments in privately owned middle market businesses in the form of secured debt, unsecured debt, and equity. Compared to larger publicly owned firms, these companies may be more vulnerable to economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position, and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Typically, their success depends on the management talents and efforts of an individual or a small group of persons. The death, disability or resignation of any of their key employees could harm their financial condition. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any collateral for the loan.

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

If the industries in which we invest experience adverse economic or business conditions, our operating results may be negatively impacted.

From time to time we target specific industries in which to invest on a recurring basis, which could cause a high concentration of our portfolio in a specific industry. At December 31, 2005, approximately 25.7% of our portfolio consisted of customers in the communications industry. If our customers in the communications industry, or any other industry in which our portfolio is or may become concentrated, suffer due to adverse business conditions or due to economic slowdowns or downturns, we will be more vulnerable to losses in our portfolios and our operating results may be negatively impacted.

Our financial results could be negatively affected if Broadview Networks Holdings, Inc. fails to perform as expected.

At December 31, 2005, our largest portfolio investment was Broadview Networks Holdings, Inc. (“Broadview”), which totaled $95.1 million at fair value, or 8.7% of the fair value of our investments. Broadview accounted for approximately 14.6% of our operating income during 2005. We own preferred securities of Broadview, which entitle us to a preferred claim of approximately $90 million, plus dividends, which accumulate at an annual rate of 12% on our preferred claim. We currently recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends will be dependent upon the performance and value of Broadview. Our financial results could be negatively affected if this portfolio company fails to perform as expected or if we are unable to recognize these dividends as income on a quarterly basis.

Economic downturns or recessions could impair our customers’ ability to repay our loans, harm our operating results and reduce our volume of new loans.

Many of our customers may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic downturns or recessions could lead to financial losses in our portfolio and decreases in revenue, net income, and assets.

An economic downturn could disproportionately impact the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could negatively impact our financial results.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our loan originations and investments and negatively impact our financial results.

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

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders substantially all of our income. We may elect to make deemed distributions to our stockholders of certain net capital gains. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. Additional financing may not be available on favorable terms, if at all, or may be restricted by the terms of our debt facilities. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease.

We have substantial indebtedness and servicing our indebtedness could reduce funds available to grow our business or make new investments.

As of December 31, 2005, we had $541.1 million of outstanding borrowings under our debt facilities. As of December 31, 2005, the weighted average annual interest rate on all of our outstanding borrowings was 5.26%. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our

December 31, 2005 total assets of at least 2.29%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and we do not hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $139.2 million as of December 31, 2005.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At December 31, 2005, this ratio was approximately 218%.

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

Our Commercial Loan Trust 2005-2 $250.0 million warehouse credit facility with Merrill Lynch is scheduled to expire on September 30, 2006 and our Commercial Loan Funding Trust Facility $250.0 million warehouse financing facility through Three Pillars Funding, LLC is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. The next renewal date for this facility is July 28, 2006.

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

You may not receive distributions.

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Regulation as a Business Development Company.” If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure you that you will receive any distributions or distributions at a particular level.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income in advance of receiving cash payment, and are separately identified on our consolidated statements of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain regulated investment company tax treatment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.”

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

Our future success depends to a significant extent on the continued services of Bryan J. Mitchell, our Chief Executive Officer, Steven F. Tunney, our President and Chief Operating Officer, B. Hagen Saville, one of our Executive Vice Presidents, and Robert J. Merrick, our Chief Credit Officer, as well as other key personnel. The loss of any of these key employees would likely have a significant detrimental effect on our business. In addition, if any two of Mr. Mitchell, Mr. Saville, Mr. Tunney or Mr. Merrick cease to be actively involved in our management, the lender under one of our warehouse financing facilities could, absent a waiver or cure, replace us as the servicer of the loans and declare a default. In addition, if any two of Mr. Mitchell, Mr. Tunney or Mr. Saville cease to be an executive officer of MCG actively involved in the management of MCG, the lender of our $50.0 million revolving unsecured credit facility could, absent a waiver or cure, declare a default. We currently do not have employment agreements with Messrs. Tunney, Saville, or Merrick.

Fluctuations in interest rates could adversely affect our income.

A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 70.9% of the loans in our portfolio, based on amounts outstanding at cost as of December 31, 2005, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 29.1% were at fixed rates. From January 1, 2004 to December 31, 2005, the three-month LIBOR has increased from 1.15% to 4.54%.

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

Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question as to whether a private company that has outstanding debt securities would qualify under the relevant portion of the “eligible portfolio company” criteria. The SEC has proposed rules to include any company that does not have a class of securities listed on a national securities exchange or association in the definition of “eligible portfolio company.”

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

Item 1B.    Unresolved SEC Staff Comments

Not Applicable.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ National Market under the symbol “MCGC.” The following table sets forth the range of high and low closing prices of our common stock as reported on the NASDAQ National Market for each of the quarterly periods during 2005 and 2004.

	Price Range
Quarter Ended	High	Low
March 31, 2004	$21.29	$18.05
June 30, 2004	20.58	15.00
September 30, 2004	18.12	15.10
December 31, 2004	18.10	15.73
March 31, 2005	17.57	15.05
June 30, 2005	17.20	15.08
September 30, 2005	18.42	16.85
December 31, 2005	16.85	14.07

As of February 27, 2006, we had approximately 132 shareholders of record. Such number of shareholders of record does not reflect shareholders who beneficially own common stock in nominee or street name.

SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2005, we issued a total of 2,097 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $ 0.03 million.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the three months ended December 31, 2005.

DISTRIBUTION POLICY

We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may elect to make deemed distributions to our stockholders of certain net capital gains.

As a business development company that has elected to be treated as a regulated investment company, we generally are required to (1) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains that we recognize and (2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax.

Through December 31, 2005, we have made distributions in excess of our earnings of approximately $66.0 million. In addition, through December 31, 2005, we have net unrealized depreciation on our investments of $19.7 million. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the Investment Company Act of 1940. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following table summarizes our distributions declared since January 1, 2004:

Date Declared	Record Date	Payment Date	Amount
February 16, 2006	March 16, 2006	April 27, 2006	$0.42
October 26, 2005	November 23, 2005	January 30, 2006	0.42
July 27, 2005	August 25, 2005	October 28, 2005	0.42
April 27, 2005	May 26, 2005	July 28, 2005	0.42
February 23, 2005	March 14, 2005	April 28, 2005	0.42
October 29, 2004	November 19, 2004	January 27, 2005	0.42
July 28, 2004	August 20, 2004	October 28, 2004	0.42
April 22, 2004	May 7, 2004	July 29, 2004	0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42

Since December 2001, we have declared distributions totaling $8.05 per share. For 2006, we currently estimate that our dividends will be at least $1.68 per share. This estimate takes into consideration our estimates of distributable net operating income (which is equal to net operating income excluding long-term incentive compensation), capital gains and taxable income for 2006.

The table below shows the detail of our distributions for the years ended December 31, 2005 and 2004:

	2005		2004
Ordinary income(a)	1.31	78.0%	1.09	64.6%
Capital gains(a)	0.15	9.0	0.06	3.7
Return of capital(b)	0.22	13.0	0.53	31.7

Total reported on tax Form 1099-DIV	$1.68	100.0%	$1.68	100.0%

(a)	Ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and capital gains are reported on Form 1099-DIV in various sub-categories which have differing tax treatments for shareholders. Those subcategories have not been shown here.
(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders.

Item 6.    Selected Financial Data

The following consolidated financial data is derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto. As discussed in Note A to the Consolidated Financial Statements, we completed an initial public offering and concurrent private offering of our common stock on December 4, 2001. The results of operations for 2001 are divided into two periods, the “Post-IPO as a Business Development Company” period and “Pre-IPO prior to becoming a Business Development Company” period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to December 1, 2001 are not comparable to the period commencing on December 1, 2001 and are not expected to be representative of our financial results in the future. On January 1, 2001, we adopted the provisions of Financial Accounting Standards Board Statements (“SFAS”) No. 133 and 138, “Accounting for Derivative Instruments and Hedging Activities”. As a result of this change, the financial results for periods prior to January 1, 2001 are not comparable to the period commencing on January 1, 2001 and are not expected to be representative of our financial results in the future.

	Post IPO as a Business Development Company					Pre IPO prior to becoming a Business Development Company(a)
	Year Ended December 31,				Month Ended December 31, 2001	Eleven Months Ended November 30, 2001
(dollars in thousands except per share and other data)	2005	2004	2003	2002
Income Statement Data:
Operating income	$119,545	$93,117	$80,690	$76,933	$6,012	$65,789
Net operating income (loss) before investment gains and losses(b)	60,515	45,090	47,595	44,751	(1,608)	28,471
Income (loss) before cumulative effect of accounting changes	68,193	47,647	41,975	3,215	(2,270)	8,779
Net income (loss)	68,193	47,647	41,975	3,215	(6,742)	10,556

Per Common Share Data:
Earnings (loss) per common share—basic(c)	1.42	1.16	1.28	0.11	(0.25)	0.83
Earnings (loss) per common share—diluted(c)	1.42	1.15	1.28	0.11	(0.25)	0.83
Income (loss) before cumulative effect of accounting changes per common share—basic	1.42	1.16	1.28	0.11	(0.08)	0.69
Income (loss) before cumulative effect of accounting changes per common share—diluted	1.42	1.15	1.28	0.11	(0.08)	0.69
Net operating income (loss) before investment gains and losses per common share basic and diluted(b)	1.26	1.09	1.45	1.57	(0.06)	2.23
Net asset value per common share(d)	12.48	12.22	11.98	11.56	12.46	13.31
Cash dividends declared per common share	1.68	1.68	1.65	1.76	0.86	—

Selected Period-End Balances:
Total investment portfolio	$1,097,560	$880,400	$698,942	$688,870	$617,203	(a	)
Total assets	1,244,487	1,053,511	790,915	744,993	673,066	(a	)
Borrowings	541,119	467,400	304,131	363,838	287,808	(a	)

Other data (at period-end):
Number of portfolio companies	91	97	81	79	74	(a	)
Number of employees(e)	128	112	53	56	57	57

(a)	Certain information in the “Pre-IPO prior to becoming a Business Development Company” periods is not meaningful for comparative purposes.
(b)	Represents net operating income before investment gains and losses, and provision for loan losses for periods ending prior to December 1, 2001.
(c)	See Note J to our Consolidated Financial Statements under Item 8.
(d)	Based on common shares outstanding at period-end.
(e)	The number of employees at December 31, 2005 and December 31, 2004 includes 51 and 47 employees, respectively, of our subsidiary Kagan Research, LLC.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Consolidated Financial Data and Other Data, and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report.

This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

• economic downturns or recessions may impair our customers’ ability to repay our loans and increase our non-performing assets;

• economic downturns or recessions may disproportionately impact the industries in which we invest, and such conditions may cause us to suffer losses in our portfolio and experience diminished demand for capital in these industries;

• a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities and adversely impact our financial results;

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

Overview

MCG Capital Corporation is a solutions-focused specialized commercial finance company providing financing and advisory services to middle market, growth oriented companies throughout the United States. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We primarily acquire new customers directly through owner operators and through private equity sponsors. We primarily make secured debt, unsecured debt, and equity investments in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $25 million. As of December 31, 2005, the average revenue of our portfolio companies was approximately $44.1 million and the average EBITDA was approximately $8.8 million.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 or the “1940 Act”. As

a business development company, we are required to meet various regulatory tests. A business development company is required to invest at least 70% of its total assets in private or thinly traded public U.S.-based companies. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under the Internal Revenue Code. A RIC is required to meet certain requirements in order to continue to qualify as a RIC for federal income tax purposes, including certain minimum distribution requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

Portfolio Composition and Investment Activity

The total portfolio value of our investments was $1,097.6 million and $880.4 million at December 31, 2005 and December 31, 2004, respectively (exclusive of unearned income). The increase in investments during 2005 was due to newly originated debt and equity investments, partially offset by debt repayments and sales of equity investments. The increase is also due to additional investments in existing portfolio companies, accrual of payment-in-kind interest and dividends and changes in fair value. During 2005, we originated investments in 44 portfolio companies (some of which were new customers and some of which were existing customers) and made advances to existing customers under existing contractual terms. Our gross originations and advances totaled $578.3 million during the year ended December 31, 2005. During 2004, we originated investments in 43 portfolio companies (some of which were new customers and some of which were existing customers) and made advances to existing customers under existing contractual terms. Our gross originations and advances totaled $380.8 million during the year ended December 31, 2004.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the years ended December 31, 2005 and December 31, 2004, we had $319.8 million and $187.9 million, respectively, of loan repayments and $48.9 million and $14.1 million, respectively, of sales of equity securities.

Total portfolio investment activity (exclusive of unearned income) as of and for the years ended December 31, 2005 and 2004 was as follows:

	December 31,
(dollars in millions)	2005	2004
Beginning Investment Portfolio	$880.4	$698.9
Originations and Advances	578.3	380.8
Gross payments/reductions/sales of securities	(368.8)	(202.0)
Net Unrealized Gains/(Losses)	5.1	(0.7)
Net Realized Gains/(Losses)	9.0	(8.2)
Reversals of unrealized appreciation/(depreciation)	(6.4)	11.6

Ending Investment Portfolio	$1,097.6	$880.4

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2005, and 2004 (excluding unearned income):

	December 31, 2005		December 31, 2004
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Secured Senior Debt	$543.0	49.5%	$619.8	70.4%
Subordinated Debt
Secured	329.5	30.0	140.5	16.0
Unsecured	61.6	5.6	0.2	—
Investments in equity securities	163.5	14.9	119.9	13.6

Total	$1,097.6	100.0%	$880.4	100.0%

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
(dollars in millions)	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Communications	$282.2	25.7%	$191.4	21.7%
Newspaper	112.8	10.3	169.9	19.3
Technology	82.0	7.5	63.5	7.2
Information Services	75.4	6.9	96.0	10.9
Healthcare	75.2	6.9	21.9	2.5
Publishing	72.3	6.6	84.1	9.6
Broadcasting	65.2	5.9	84.4	9.6
Laboratory Equipment/Instruments	52.1	4.7	—	—
Electronics	34.1	3.1	—	—
Other Media	33.9	3.1	31.8	3.6
Drugs	28.7	2.6	5.8	0.7
Business Services	22.2	2.1	1.4	0.2
Specialty Retail	20.5	1.9	23.0	2.6
Education	19.5	1.8	—	—
Auto Parts	17.0	1.5	—	—
Car Rental	13.5	1.2	5.8	0.7
Leisure Activities	13.4	1.2	5.4	0.6
Cosmetics	11.3	1.0	2.0	0.2
Home Furnishings	10.3	0.9	10.7	1.2
Commercial Services	—	—	10.0	1.1
Containers & Glass	—	—	9.9	1.1
Other(a)	56.0	5.1	63.4	7.2

	$1,097.6	100.0%	$880.4	100.0%

(a)	No individual industry within this category exceeds 1% of the total portfolio.

Since our inception, our portfolio has consisted primarily of senior loans to companies in the communications, information services, media, technology, software, and business services industries. Our portfolio has become increasingly diversified across both industries and asset class during 2005 and 2004. We intend to continue to maintain a diverse portfolio.

Asset Quality

Asset quality is generally a function of economic conditions, our underwriting and ongoing management of our investment portfolio. In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. We use the following 1 to 5 investment rating scale:

Investment Rating	Summary Description
1	Capital gain expected or realized
2	Full return of principal and interest or dividend expected with customer performing in accordance with plan
3	Full return of principal and interest or dividend expected but customer requires closer monitoring
4	Some loss of interest or dividend expected but still expecting an overall positive internal rate of return on the investment
5	Loss of interest or dividend and some loss of principal investment expected which would result in an overall negative internal rate of return on the investment

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2005 and 2004:

(dollars in millions)	December 31, 2005			December 31, 2004
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$459.0	(a)	41.8%	$301.5	(a)	34.2%
2	429.9		39.2	375.8		42.7
3	128.0		11.7	142.3		16.2
4	77.4		7.0	59.4		6.7
5	3.3		0.3	1.4		0.2

	$1,097.6		100.0%	$880.4		100.0%

(a)	Of this amount, $16.7 million at December 31, 2005 and $15.7 million at December 31, 2004 relate to debt instruments in companies for which we have already realized a gain through the sale of equity instruments. While these debt instruments are still outstanding, all of the related equity instruments have already been sold at a gain and, therefore, we do not expect any further realized gain.

We monitor loan concentrations in our portfolio, both on an individual investment basis and on an industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues. Changes in investment ratings occur due to origination activity, migration within the portfolio and payoff activity. At December 31, 2005, $1.1 million of the investments with a 5 rating were loans, all of which were on non-accrual status, and $32.5 million of the investments with a 4 rating were loans, $10.7 million of which were on non-accrual status. At December 31, 2004, $0.7 million of the investments with a 5 rating were loans, all of which were on non-accrual status, and $54.6 million of the investments with a 4 rating were loans, $13.9 million of which were on non-accrual status.

At December 31, 2005 and 2004, there were $16.8 million and $2.0 million, respectively, of loans, or approximately 1.5% and 0.2%, respectively, of the investment portfolio, greater than 60 days past due. At December 31, 2005, these past due loans were related to four portfolio companies. During early 2006, one of these companies, which accounted for $13.7 million of the loans greater than 60 days past due, made a portion of the interest payments that were greater than 60 days past due as of December 31, 2005. At December 31, 2005,

$12.7 million of loans, including $3.2 million of the loans greater than 60 days past due, were on non-accrual status, representing 1.2% of the investment portfolio. At December 31, 2004, $16.0 million of loans, including all of the loans greater than 60 days past due, were on non-accrual status representing 1.8% of the investment portfolio.

At December 31, 2005, of the $166.6 million of loans to our majority owned portfolio companies, $10.6 million were on non-accrual status. At December 31, 2004, of the $126.2 million of loans to our majority owned portfolio companies, $14.0 million were on non-accrual status. At December 31, 2005, of the $14.1 million of loans to our controlled non-majority owned portfolio companies, $0.6 million were on non-accrual status. At December 31, 2004, of the $38.7 million of loans to our controlled non-majority owned portfolio companies, none were on non-accrual status. As of December 31, 2005, of the $43.5 million of loans to other affiliates, none were on non-accrual status. As of December 31, 2004, of the $49.6 million of loans to other affiliates, none were on non-accrual status.

Results of Operations

Comparison of the Years Ended December 31, 2005 and 2004

The following table shows the components of our net operating income for the years ended December 31, 2005, and 2004:

	Year Ended December 31,		Change	Percentage Change
(dollars in millions)	2005	2004
Operating income
Interest and dividend income	$96.7	$69.1	$27.6	40%
Loan fees	9.6	8.8	0.8	9%

Total interest and dividend income	106.3	77.9	28.4	36%
Fees and other income	13.2	15.2	(2.0)	(13)%

Total operating income	119.5	93.1	26.4	28%

Operating expenses
Interest expense	23.1	10.5	12.6	120%
Employee compensation:
Salaries and benefits	19.3	15.7	3.6	23%
Long-term incentive compensation	6.5	11.7	(5.2)	(44)%

Total employee compensation	25.8	27.4	(1.6)	(6)%

General and administrative expense	10.1	10.1	—	0%

Total operating expenses	59.0	48.0	11.0	23%

Net operating income	60.5	$45.1	$15.4	34%
Net investment gains	7.7	2.5	5.2	208%

Net income	$68.2	$47.6	$20.6	43%

Total Operating Income

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

The increase in interest and dividend income for the year ended December 31, 2005, as compared to the year ended December 31, 2004, is due to growth in average loans, which had an impact of $14.5 million, an increase in LIBOR, which had an impact of $13.2 million and an increase in dividend income, which had an impact of $7.2 million, primarily attributable to our preferred stock of Broadview Networks Holdings, Inc. These increases were partially offset by a decrease in the spread to LIBOR in our loan portfolio, which had an impact of ($7.2) million. The majority of the decrease in the spread to LIBOR is related to holding fixed rate loans and loans with LIBOR floors in a rising interest rate environment, as well as fluctuations due to payoff and origination activity. The total yield on our total investment portfolio, at cost, for the years ended December 31, 2005 and 2004 was 11.1% and 10.0%, respectively.

During the year ended December 31, 2005, our investments in Bridgecom Holdings, Inc. and Broadview accounted for approximately $17.5 million, or 14.6%, of our total operating income. Our operating income related to Bridgecom and Broadview related to interest and dividends on our loan and equity investments in these entities. Our preferred stock investment in Broadview, which had a fair value of $52.1 million as of December 31, 2005, entitles us to a preferred claim of approximately $90 million plus accrued dividends, which accumulate at an annual rate of 12% on our preferred claim. We currently expect that our Broadview investment will continue to comprise a significant component of our operating income. In future periods, our ability to record income related to the accumulating dividends on our preferred securities will be dependent upon the performance and value of Broadview.

Loan fees for the years ended December 31, 2005 and 2004, included fees relating to the following:

(dollars in millions)	2005	2004
Amortizing and other fee income	$3.7	$5.6
Fee accelerations	5.9	3.1

Total loan fees	$9.6	$8.7

Loan fees include origination fees on loans that are capitalized and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we will accelerate the recognition into loan fee income of previously unamortized loan origination fees. These accelerations have the effect of increasing current period income and reducing future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. The decrease in amortizing fee income for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is related primarily to the volume of fee accelerations in 2005 and a decrease in our average origination fees on new loans.

Fees and other income primarily include fees related to advisory and management services, prepayment fees, research revenues, bank interest and other income. Fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The decrease in fees and other income of $2.0 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to $4.5 million of management fees earned in 2004 from one of our control investments, Bridgecom Holdings, Inc., prior to its merger with Broadview, versus none earned during 2005, and a decrease in other income of $0.7 million. These decreases were partially offset by increases in advisory fees of $0.4 million, prepayment fees of $0.2 million, research revenues from our wholly owned subsidiary Kagan Research, LLC of $0.9 million, and bank interest income of $1.7 million. The increase in bank interest income is due to higher cash balances, primarily in our cash, securitization accounts, due to higher principal and interest payments on loans held as collateral for our securitization facilities. Cash from principal and interest payments that occur in our securitization facilities are accumulated in trust accounts until monthly or quarterly disbursements are made from trust accounts. These balances are reflected as Cash, securitization accounts on the balance sheet. The portion of payments that represent principal payments are primarily used to repay debt.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense during the year ended December 31, 2005 as compared to the year ended December 31, 2004, is primarily attributable to an increase of $7.8 million due to increases in LIBOR, an increase of $1.7 million due to the spread to LIBOR, and an increase of $3.1 million due to higher average borrowings.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and long-term incentive compensation. The increase in salaries and benefits expense during the year ended December 31, 2005 as compared to the year ended December 31, 2004 is primarily due to increased staffing, which is part of an ongoing effort to expand our infrastructure in order to support our plans for future growth. Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and dividends on performance based restricted shares and shares securing employee loans. Long-term incentive compensation totaled $6.5 million for the year ended December 31, 2005 compared to $11.7 million for the year ended December 31, 2004. During the first quarter of 2004, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions that were applicable to restricted stock of certain of our executive officers which resulted in an expense of $4.0 million. During the third quarter of 2005, the performance-based forfeiture restrictions and time-based forfeiture provisions that were applicable to restricted stock of certain non-executive officers lapsed which resulted in a $0.6 million increase in long-term incentive compensation expense and a $0.4 million increase in salaries and benefits expense.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses were approximately $10.1 million for the years ended December 31, 2005 and 2004.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses (NOI) for the year ended December 31, 2005 totaled $60.5 million, an increase of 34.2% compared with $45.1 million for the year ended December 31, 2004. Our wholly owned subsidiary, Kagan Research, LLC, accounted for losses of $(1.9) million and $(0.7) during the years ended December 31, 2005 and 2004, respectively. The changes in net operating income are the result of the items described above.

Net Investment Gains and Losses

The following table summarizes our realized gains and (losses) on investments for the years ended December 31, 2005 and 2004:

(dollars in thousands)

Portfolio Company	Industry	2005	2004
21st Century Newspapers, Inc.	Newspaper	$—	$2,478
aaiPharma Inc.	Other Diversified	—	(278)
All Island Media, Inc.	Newspaper	390	—
AMI Telecommunications Corporation	Telecommunications	—	(6,989)
Boucher Communications, Inc.	Publishing	930	—
Bridgecom Holdings, Inc.	Telecommunications	—	2,158
CCG Consulting, LLC	Business Services	(1,258)	—
Cleartel Communications, Inc.	Telecommunications	—	(669)
Corporate Legal Times	Publishing	(367)	—
Creatas, L.L.C.	Information Services	20,431	—
Dakota Imaging, Inc.	Technology	—	331
Executive Enterprise Institute, LLC	Business Services	(190)	—
FTI Technologies Holdings, Inc.	Technology	—	(5,125)
iVerify.US Inc.	Security Alarm	(1,750)	—
Jupitermedia Corporation	Information Services	2,321	—
Metropolitan Telecommunications Holding Company	Telecommunications	2,038	—
National Systems Integration	Security Alarm	(5,177)	—
Netplexus Corporation	Technology	—	(2,531)
nii communications, inc.	Telecommunications	900	—
R.R. Bowker LLC	Information Services	—	2,268
Talk America Holdings, Inc.	Telecommunications	1,354	—
UMAC, Inc	Publishing	(10,062)	—
Witter Publishing Co. Inc.	Publishing	(721)	—
Other		182	107

Net realized gains (losses) on investments		$9,021	$(8,250)

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the years ended December 31, 2005 and 2004:

(dollars in thousands)

Portfolio Company	Industry	2005	2004
Unrealized appreciation (depreciation) on investments
Bridgecom Holdings, Inc.	Telecommunications	$—	$497
CCG Consulting, LLC	Business Services	(1,269)	—
Cleartel Communications, Inc.	Telecommunications	(733)	(4,332)
Copperstate Technologies, Inc.	Security Alarm	(876)	(1,681)
Corporate Legal Times	Publishing	—	1,637
Creatas, L.L.C.	Information Services	—	20,459
Crystal Media Network, LLC	Broadcasting	(3,704)	(347)
ETC Group, LLC	Publishing	503	(750)
Fawcette Technical Publications Holding	Publishing	(3,553)	(718)
FTI Technologies Holdings, Inc.	Technology	—	(5,125)
IDS Telcom LLC	Telecommunications	(692)	(300)
Images.com, Inc.	Information Services	—	1,466
Interactive Business Solutions, Inc.	Security Alarm	—	(919)
Jenzabar, Inc.	Technology	6,506	703
Metropolitan Telecommunications Holding Company	Telecommunications	534	1,239
Midwest Tower Partners, LLC	Telecommunications	1,131	—
National Systems Integration, Inc.	Security Alarm	—	(4,743)
nii communications, inc.	Telecommunications	—	925
On Target Media, LLC	Publishing	1,103	—
Sunshine Media Delaware, LLC	Publishing	4,001	(3,678)
Superior Publishing Corporation	Newspaper	(924)	1,104
SXC Health Solutions, Inc.	Technology	1,342	53
Talk America Holdings, Inc.	Telecommunications	—	(1,302)
Telecomm South, LLC	Telecommunications	619	(1,019)
Wiesner Publishing Company, LLC	Publishing	1,514	—
Witter Publishing Co. Inc.	Publishing	(127)	(602)
Working Mother Media, Inc.	Publishing	(1,604)	(4,012)
Other		1,330	715

Unrealized appreciation (depreciation) on investments		5,101	(730)

Reversal of unrealized (appreciation) depreciation
AMI Telecommunications Corporation	Telecommunications	—	6,858
Bridgecom Holdings, Inc.	Telecommunications	—	(2,242)
Bridgecom Holdings, Inc. after acquisition	Telecommunications	(497)	—
CCG Consulting, LLC	Business Services	1,269	—
Creatas, L.L.C.	Information Services	(22,138)	—
FTI Technologies Holdings, Inc.	Technology	—	5,125
IDS Telcom LLC	Telecommunications	583
iVerify.US Inc.	Security Alarm	1,826	—
Metropolitan Telecommunications Holding Company	Telecommunications	(989)	—
National Systems Integration	Security Alarm	5,319	—
Netplexus Corporation	Technology	—	2,413
nii communications, inc.	Telecommunications	(901)	—
NOW Communications, Inc.	Telecommunications	—	658
RR Bowker	Information Services	—	(794)
Talk America Holdings, Inc.	Telecommunications	(892)	—
UMAC, Inc.	Publishing	10,062	—
Witter Publishing Co. Inc.	Publishing	874	—
Other		(960)	(481)

Net reversal of unrealized (appreciation) depreciation		(6,444)	11,537

Net unrealized appreciation (depreciation) on investments		$(1,343)	$10,807

Net investment gains totaled $7.7 million for the year ended December 31, 2005, compared to $2.6 million for the year ended December 31, 2004. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the tables above. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized. The net realized gains for the year ended December 31, 2005 were primarily attributable to a $20.4 million realized gain on the sale of our Creatas equity investment, partially offset by a $10.1 million realized loss on the sale of our investment in UMAC, Inc. The reversal of unrealized appreciation on the Creatas investment totaled ($22.1) million, and the reversal of unrealized depreciation on the UMAC investment totaled $10.1 million.

During 2005, our investment with the largest unrealized depreciation was Crystal Media Network, LLC. Certain events occurred at Crystal Media during 2005 that caused us to record unrealized losses on our equity investment of approximately $3.7 million. These unrealized losses, along with unrealized losses recorded on this investment prior to 2005, have reduced our estimated fair value of our equity investment in Crystal Media to approximately $1.1 million, which is approximately $5.0 million less than our cost basis in this investment. We currently expect to convert this unrealized loss to a realized loss in a future period.

Net Income

Net income totaled $68.2 million for the year ended December 31, 2005, compared to $47.6 for the year ended December 31, 2004. The increase in net income is due to the items discussed above.

Comparison of the Years Ended December 31, 2004 and 2003

The following table shows our selected operating data for the years ended December 31, 2004, and 2003:

	Year Ended December 31,
(dollars in millions)	2004	2003	Change	Percentage Change
Operating income
Interest and dividend income	$69.1	$64.7	$4.4	7%
Loan fees	8.8	7.1	1.7	24%

Total interest and dividend income	77.9	71.8	6.1	8%
Fees and other income	15.2	8.9	6.3	71%

Total operating income	93.1	80.7	12.4	15%
Operating expenses
Interest expense	10.5	10.1	0.4	4%
Employee compensation:
Salaries and benefits	15.7	9.2	6.5	71%
Long-term incentive compensation	11.7	6.3	5.4	86%

Total employee compensation	27.4	15.5	11.9	77%
General and administrative expense	10.1	7.5	2.6	35%

Total operating expenses	48.0	33.1	14.9	45%

Net operating income	45.1	47.6	(2.5)	(5%)
Net investment gains (losses)	2.5	(5.6)	8.1	145%

Net income	$47.6	$42.0	$5.6	13%

Total Operating Income

Total operating income includes interest income on commercial loans, loan fees, dividend income, advisory fees and other income. Interest income is comprised of commercial loan interest at contractual rates and upfront fees that are amortized into income over the life of the loan. Most of our loans contain lending features that adjust the rate margin based on the financial and operating performance of the borrower, which generally occurs quarterly.

Total operating income for the year ended December 31, 2004 was $93.1 million, an increase of $12.4 million or 15% compared to the year ended December 31, 2003. Total interest and dividend income for 2004 was $77.9 million, an increase of $6.1 million or 9% as compared to 2003. An increase in dividend and loan fee income of $6.6 million was partially offset by a decrease in interest income on loans of $0.5 million. The increase in dividend income was primarily related to dividends on preferred stock of one of our control investments, Bridgecom Holdings, Inc. During the year ended December 31, 2004, our Bridgecom investment accounted for approximately 13% of our total operating income. The decrease in interest income on loans was due to a lower average spread to LIBOR on the loan portfolio, which had an impact of ($7.2) million, partially offset by asset growth, which had an impact of $4.3 million, and an increase in LIBOR during the year ended 2004, which had an impact of $2.4 million. The lower spread to LIBOR is partly due to a change in investment mix, which includes an increase in the proportion of our investment portfolio that is in diversified sectors. These investments generally bare lower risk and yield lower interest rates, which accounted for approximately $3.6 million of the change in spread. We have originated these investments to enhance our diversification, to reduce overall portfolio risk and to achieve better execution on our debt financing. Further, because LIBOR increased during the year ended December 31, 2004, the spread to LIBOR on fixed rate loans and loans with LIBOR floors decreased. This accounted for approximately $0.8 million of the change in spread. The remainder is primarily due to the timing of contractual interest rate resets in a rising interest rate environment. At December 31, 2004, the rate spread to LIBOR of our accruing loans and yielding equity investments was 9.2%.

Advisory fees and other income increased $6.3 million from the year ended December 31, 2003 to the year ended December 31, 2004 due to an increase in advisory services provided to new and existing customers compared to the prior year, research revenues from Kagan Research, LLC and management fees from one of our control investments, Bridgecom Holdings, Inc.

Total Operating Expenses

Operating expenses are comprised of three components: (1) interest expense, (2) base salaries and benefits and long-term incentive compensation, and (3) general and administrative expenses. Total operating expenses for the year ended December 31, 2004 were $48.0 million, an increase of $14.9 million or 45% compared to the year ended December 31, 2003.

Interest expense increased by 4% to $10.5 million for the year ended December 31, 2004 compared to $10.1 million for the year ended December 31, 2003. The increase is primarily attributable to an increase in LIBOR, which had an impact of $1.3 million, and an increase in average borrowings, which had an impact of $1.6 million, partially offset by a decrease in the spread to LIBOR, which had an impact of ($1.5) million.

For the year ended December 31, 2004, the increases in salaries and benefits and general and administrative expenses were due primarily to expenses associated with Kagan Research, LLC, which we acquired during the first quarter of 2004 as well as an increase in salaries and benefits due to higher variable annual incentive compensation, additional hires and one time expenses associated with these new employees. Salaries and benefits associated with Kagan Research, LLC amounted to $2.6 million for the year ended December 31, 2004. Variable annual incentive compensation was $1.7 million higher for the year ended December 31, 2004 than for the year ended December 31, 2003. The balance of the increase in salaries and benefits was primarily attributable to increases in salaries and benefits for existing employees and additional hires. The additional hires are part of an ongoing effort to grow our infrastructure in order to support our plans for future growth. General and administrative expense associated with Kagan Research, LLC amounted to $2.5 million for the year ended December 31, 2004.

Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and the treatment of dividends on all shares securing employee loans as compensation. During the first quarter of 2004, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions that were applicable to restricted stock of certain of our executive officers. Long-term incentive compensation totaled $11.7 million for the year ended December 31, 2004, compared to $6.3 million for the year ended December 31, 2004, respectively. The increase in long-term incentive compensation is primarily due to the modification made during the first quarter of 2004. The expense associated with the modifications totaled $5.8 million for 2004, of which $4.0 million was expensed in the first quarter.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses for the year ended December 31, 2004 totaled $45.1 million, a decrease of 5% compared with $47.6 million for the year ended December 31, 2003. Our wholly owned subsidiary Kagan Research, LLC, accounted for losses of ($0.7) million during the year ended December 31, 20004. The changes in net operating income before investment gains and losses are the result of the items described above.

Net Investment Gains and Losses

The following table summarizes our realized gains and losses on investments for the years ended December 31, 2004 and 2003:

(dollars in thousands)

Portfolio Company	Sector	2004	2003
21st Century Newspapers, Inc.	Newspaper	$2,478	$—
aaiPharma Inc.	Other Diversified	(278)	—
AMI Telecommunications Corporation	Telecommunications	(6,989)	(5,585)
Bridgecom Holdings, Inc.	Telecommunications	2,158	—
Cleartel Communications, Inc.	Telecommunications	(669)	—
Dakota Imaging, Inc.	Technology	331	—
Eli Research, Inc.	Information Services	—	300
Fawcette Technical Holding	Publishing	—	(519)
FTI Technologies Holdings, Inc.	Technology	(5,125)	—
National Systems Integration	Security Alarm	—	(5,812)
NBG Radio Network, Inc.	Broadcasting	—	(398)
Netplexus Corporation	Technology	(2,531)	(48)
R.R. Bowker LLC	Information Services	2,268	—
Rising Tide Holdings, Inc.	Publishing	—	(2,675)
Sabot Publishing, Inc.	Publishing	—	(405)
SXC Health Solutions, Inc.	Technology	—	1,679
Talk America Holdings, Inc.	Telecommunications	—	2,690
THE Journal, LLC	Publishing	—	(959)
VS&A-PBI Holding LLC	Publishing	—	(7,901)
Other		107	53

Net realized (losses) on investments		$(8,250)	$(19,580)

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the years ended December 31, 2004 and 2003.

(dollars in thousands)

Portfolio Company	Sector	2004	2003
Unrealized appreciation (depreciation) on investments
AMI Telecommunications Corporation	Telecommunications	$—	$(5,558)
Biznessonline.com, Inc.	Telecommunications	—	(2,270)
Bridgecom Holdings, Inc.	Telecommunications	497	2,014
Cleartel Communications, Inc.	Telecommunications	(4,332)	—
Copperstate Technologies, Inc.	Security Alarm	(1,681)	1,504
Corporate Legal Times	Publishing	1,637	(883)
Creatas, L.L.C.	Information Services	20,459	1,771
Crystal Media Network, LLC	Broadcasting	(347)	(983)
ETC Group, LLC	Publishing	(750)	—
Fawcette Technical Publications Holding	Publishing	(718)	(1,960)
FTI Technologies Holdings, Inc.	Technology	(5,125)	—
IDS Telcom LLC	Telecommunications	(300)	—
Images.com, Inc.	Information Services	1,466	(939)
Interactive Business Solutions, Inc.	Security Alarm	(919)	(1,324)
Jenzabar, Inc.	Technology	703	—
Metropolitan Telecommunications Holding Company	Telecommunications	1,239	869
National Systems Integration, Inc.	Security Alarm	(4,743)	(576)
Netplexus Corporation	Technology	—	(676)
nii communications, inc.	Telecommunications	925	—
NOW Communications, Inc.	Telecommunications	—	(658)
Sunshine Media Delaware, LLC	Publishing	(3,678)	—
Superior Publishing Corporation	Newspaper	1,104	—
SXC Health Solutions, Inc.	Technology	53	631
Talk America Holdings, Inc.	Telecommunications	(1,302)	2,608
Telecomm South, LLC	Telecommunications	(1,019)	(643)
THE Journal, LLC	Publishing	—	(117)
Witter Publishing Co. Inc.	Publishing	(602)	—
Working Mother Media, Inc.	Publishing	(4,012)	(152)
Other		715	(600)

Net unrealized (depreciation) on investments		(730)	(7,942)

Reversal of unrealized depreciation (appreciation)
AMI Telecommunications Corporation	Telecommunications	6,858	5,143
Bridgecom Holdings, Inc.	Telecommunications	(2,242)	—
Fawcette Technical Holding	Publishing	—	519
FTI Technologies Holdings, Inc.	Technology	5,125	—
National Systems Integration	Security Alarm	—	5,276
NBG Radio Network, Inc.	Broadcasting	—	574
Netplexus Corporation	Technology	2,413	—
NOW Communications, Inc.	Telecommunications	658	—
Rising Tide Holdings, Inc.	Publishing	—	2,735
RR Bowker	Information Services	(794)	—
Systems Xcellence USA, Inc.	Technology	—	(631)
Talk America Holdings, Inc.	Telecommunications	—	(1,746)
THE Journal, LLC	Publishing	—	1,752
VS&A-PBI Holding LLC	Publishing	—	7,901
Other		(481)	379

Net reversal of unrealized depreciation (appreciation)		11,537	21,902

Net change in unrealized depreciation on investments		$10,807	$13,960

Net investment gains (losses) totaled $2.7 million for the year ended December 31, 2004, compared to ($5.6) million for the year ended December 31, 2003. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the following tables. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

Net Income

Net income totaled $47.6 million for the year ended December 31, 2004, compared to $42.0 for the year ended December 31, 2003. The increase in net income is due to the items discussed above.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents, Cash, Securitization Accounts, and Cash, Restricted

At December 31, 2005 and December 31, 2004, we had $45.6 million and $82.7 million, respectively, in cash and cash equivalents. In addition, at December 31, 2005 and December 31, 2004, we had $82.1 million and $79.5 million, respectively, in cash, securitization accounts. We also had $2.0 million of restricted cash as of December 31, 2005. We primarily invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts include payments received on securitized loans, which are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. We are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Borrowed funds that have not yet been invested may negatively impact our earnings until they are invested since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operational needs.

For 2005, net cash provided by operating activities totaled $50.6 million, a decrease of $2.3 million from the prior year’s amount. This decrease was due primarily to an increase in the amount of accrued payment-in-kind interest and dividend income and an increase in cash used by working capital activities partially offset by an increase in net operating income. Cash used by investing activities totaled $197.5 million compared with $175.8 million in 2004. This increase is the result of higher portfolio growth in 2005. Cash provided by financing activities was $109.7 million for the year ended December 31, 2005, compared to $145.5 million for the year ended December 31, 2004. The decrease is primarily the result of lower net borrowings and higher distributions partially offset by an increase in proceeds from the issuance of common stock.

Liquidity and Capital Resources

We expect our cash on hand and cash generated from operations, including the portion of the cash in securitization accounts that will be released to us, to be adequate to meet our cash needs at our current level of operations. In order to fund new originations, we intend to use cash on hand, advances under our borrowing facilities and equity financings. Our secured borrowing facilities generally contain collateral requirements, including, but not limited to, asset mix, minimum diversity and rating and limitations on loan size. These limitations limit our ability to fund certain new originations with advances under such facilities, in which case we fund originations using unsecured debt or equity financings. During 2005, we have entered into new debt agreements, including a $50.0 million private placement of investment grade, five-year unsecured notes and a $250.0 million warehouse facility with Merrill Lynch Capital Corp. Also during 2005, we amended certain of our existing credit agreements, including our $50.0 million unsecured revolver with Bayerische Hypo-Und Vereinsbank, AG, New York Branch and our $250.0 million warehouse credit facility with SunTrust Bank. The overall capacity, revolving capacity and collateral requirements of these new and amended financings allow for greater funding flexibility, which we believe will help us to leverage our assets more consistently. See “—Borrowings.”

In 2005, we raised $123.1 million of gross proceeds by selling 8,029,500 shares of newly issued common stock. In 2004, we raised $105.4 million of gross proceeds by selling 6,622,155 shares of newly issued common stock.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders substantially all of our income. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of December 31, 2005, this ratio was 218%. This requirement limits the amount that we may borrow.

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

As of December 31, 2005, we had unused commitments to extend credit to our customers of $37.3 million, which are not reflected on our balance sheet. The estimated fair value of these commitments reflects the amount we would have to pay a counterparty to assume these obligations and was $0.2 million at December 31, 2005. This amount was estimated as the amount of fees currently charged to enter into similar agreements, taking into account the creditworthiness of the counterparties.

From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of December 31, 2005 and 2004, we had guarantees and standby letters of credit of approximately $10.2 million and $2.8 million, respectively.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2005:

	Payments Due by Period
(dollars in millions) Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	More than years
Borrowings(b)	$541.1	$362.4	$75.3	$103.4	$—
Future minimum rental obligations	12.2	1.7	3.5	3.6	3.4

Total contractual obligations	$553.3	$364.1	$78.8	$107.0	$3.4

(a)	This excludes the unused commitments to extend credit to our customers of $37.3 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility and the Revolving Unsecured Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities. Repayments of the Series 2004-1 Notes are based on the contractual principal collections of the loans which comprise the collateral. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements. These amounts do not include interest on the borrowings.

Borrowings

At December 31, 2005 and 2004, we had aggregate outstanding borrowings of $541.1 million and $467.4 million, respectively. The following table shows the facility amounts and outstanding borrowings at December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
(dollars in millions)	Facility amount	Amount outstanding	Facility amount	Amount outstanding
Unsecured Notes	$50.0	$50.0	$—	$—
Commercial Loan Trust 2005-2	250.0	159.2	—	—
Commercial Loan Funding Trust Facility	250.0	160.0	150.0	—
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	81.1	81.1	250.5	250.5
Series 2004-1 Class A-2 Asset Backed Bonds	31.5	31.5	31.5	31.5
Series 2004-1 Class B Asset Backed Bonds	43.5	43.5	43.5	43.5
Series 2004-1 Class C Asset Backed Bonds	15.8	15.8	—	—
Series 2001-1 Class A Asset Backed Bonds	—	—	81.5	81.5
Series 2001-1 Class B Asset Backed Bonds	—	—	35.4	35.4
Senior Secured Credit Facility	—	—	25.0	25.0
Revolving Unsecured Credit Facility	50.0	—	—	—

	$771.9	$541.1	$617.4	$467.4

Our weighted average borrowings for the year ended December 31, 2005 and 2004 were $439.0 million and $340.7 million, respectively. Our weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, for the year ended December 31, 2005 and 2004 was 5.26% and 3.08%, respectively. For the above borrowings, the fair value of the borrowings approximates cost.

All of our debt facilities, except the Senior Secured Credit Facility, the Revolving Unsecured Credit Facility and the Unsecured Notes, are funded through bankruptcy remote, special purpose, wholly owned subsidiaries of ours and, therefore, their assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain other covenants, including having sufficient levels of collateral and various restrictions on which loans we may leverage as collateral. See Note C to the Consolidated Financial Statements for further discussion of our borrowings under Item 8.

Unsecured Notes.    On October 11, 2005, we issued $50.0 million of investment grade five-year unsecured notes in a private placement. The notes were rated “BBB-” by Fitch Ratings, Inc. and have a fixed interest rate of 6.73% per year payable semi-annually. Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”) acted as the placement agent for the issuance.

Commercial Loan Trust 2005-2.    On June 9, 2005, we established, through MCG Commercial Loan Trust 2005-2, a $250.0 million warehouse credit facility with Merrill Lynch Capital Corp. The warehouse credit facility allows MCG Commercial Loan Trust 2005-2 to borrow up to $250.0 million subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2005-2, including cash and commercial loans transferred by us to the trust. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations, including the requirement that at least 50% of the overall warehouse facility amount be senior secured commercial loans. Advances under the facility bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on September 30, 2006 and may be extended under certain circumstances. As of December 31, 2005, we had $159.2 million outstanding under this credit facility.

Commercial Loan Trust 2005-1.    On April 21, 2005, we established, through MCG Commercial Loan Trust 2005-1, a $100.0 million warehouse credit facility with an affiliate of UBS AG. The warehouse credit facility allowed MCG Commercial Loan Trust 2005-1 to borrow up to $100.0 million subject to certain covenants, concentration limits and other restrictions. The warehouse credit facility was primarily secured by the assets of MCG Commercial Loan Trust 2005-1, including commercial loans sold by us to the trust, and the lender had partial recourse to MCG Capital. Advances under the facility bore interest based on LIBOR plus 0.50%, and interest was payable monthly. The facility was terminated on November 30, 2005, at which time no collateral was in the facility and no borrowings were outstanding.

Commercial Loan Funding Trust Facility.    On November 10, 2004, we established, through MCG Commercial Loan Funding Trust, a $150.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by us to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Through July 29, 2005, advances under the facility bore interest based on a commercial paper rate plus 1.15%.

On July 29, 2005, we amended the Commercial Loan Funding Trust Facility. Pursuant to this amendment, the total facility amount was increased from $150.0 million to $250.0 million, the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95%, the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. In connection with this amendment, the facility was renewed until July 28, 2006. As of December 31, 2005, we had $160.0 million outstanding under this credit facility.

Term Securitization 2004-1.    On September 30, 2004, we established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397.7 million of loans. The facility is secured by all of the 2004-1 Trust’s commercial loans and cash in securitization accounts, which totaled $228.0 million and $406.0 million as of December 31, 2005 and December 31, 2004, respectively. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2, Class B and Class C Notes. The Class A-1, Class A-2, Class B and Class C Notes are scheduled to be repaid as we receive principal collections on the underlying collateral.

The 2004-1 Trust issued $250.5 million of Class A-1 Notes rated Aaa/AAA, $31.5 million of Class A-2 Notes rated Aa1/AAA, $43.5 million of Class B Notes rated A2/A and $15.8 million of Class C Notes rated Baa2/BBB as rated by Moody’s and Fitch, respectively. On June 1, 2005, we sold the Class C securities, which had previously been retained by MCG. As of December 31, 2005, a total of $171.9 million of these notes were outstanding. The Series 2004-1 Class A-1 Notes, Class A-2 Notes, Class B Notes and Class C Notes bear interest of LIBOR plus 0.43%, 0.65%, 1.30%, and 2.50%, respectively.

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

Revolving Unsecured Credit Facility.    On September 20, 2005, we amended our Senior Secured Credit Facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). Pursuant to this amendment, the credit facility is no longer secured by our assets and the facility is committed up to $50.0 million on a revolving basis. In addition, this Revolving Unsecured Credit Facility allows for additional lenders with HVB acting as the agent. Advances under this credit facility bear interest at LIBOR plus 2.00% or the prime rate plus 0.50%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, and minimum cash net investment income. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. The credit facility is scheduled to mature on September 19, 2006 and is subject to annual renewal at the discretion of the agent. As of December 31, 2005, we had no amounts outstanding under this credit facility.

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

Term Securitization 2001-1.    On December 27, 2001, we established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes. The facility was secured by all of the Trust’s commercial loans and cash in securitization accounts, which totaled $0.0 million as of December 31, 2005 and $209.9 million as of December 31, 2004. This facility was scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes were scheduled to be repaid as we receive principal collections on the underlying collateral.

The 2001-1 Trust issued $229.8 million of Class A Notes rated AAA/Aaa/AAA, and $35.4 million of Class B Notes rated A/A2/A as rated by Standard & Poor’s, Moody’s and Fitch, respectively. This facility was terminated on December 15, 2005. As of December 31, 2005, there were no borrowings outstanding under this facility. As of December 31, 2004, $81.5 million of Class A Series 2001-1 Notes and $35.4 million of Class B Series 2001-1 Notes were outstanding. The Class A Series 2001-1 Notes bore interest of LIBOR plus 0.60% and the Class B Series 2001-1 Notes bore interest of LIBOR plus 1.75%, and interest was payable quarterly on both.

Distributions

We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions to our stockholders of certain net capital gains.

As a business development company that has elected to be treated as a regulated investment company, we generally are required to (1) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains that we recognize and (2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax.

Through December 31, 2005, we have made distributions in excess of our earnings of approximately $66.0 million. In addition, through December 31, 2005, we have net unrealized depreciation on our investments of $19.7 million. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following table summarizes our distributions declared since January 1, 2004:

Date Declared	Record Date	Payment Date	Amount
February 16, 2006	March 16, 2006	April 27, 2006	$0.42
October 26, 2005	November 23, 2005	January 30, 2006	0.42
July 27, 2005	August 25, 2005	October 28, 2005	0.42
April 27,2005	May 26, 2005	July 28,2005	0.42
February 23, 2005	March 14, 2005	April 28, 2005	0.42
October 29, 2004	November 19, 2004	January 27, 2005	0.42
July 28, 2004	August 20, 2004	October 28, 2004	0.42
April 22, 2004	May 7, 2004	July 29, 2004	0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42

To date, we have declared distributions totaling $8.05 per share. The table below shows the detail of our distributions for the years ended December 31, 2005 and 2004:

	2005		2004
Ordinary income(a)	1.31	78.0%	1.09	64.6%
Capital gains(a)	0.15	9.0	0.06	3.7
Return of capital(b)	0.22	13.0	0.53	31.7

Total reported on tax Form 1099-DIV	$1.68	100.0%	$1.68	100.0%

(a)	For 2005, 2004 and 2003, ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and capital gains are reported on Form 1099-DIV in various sub-categories which have differing tax treatments to shareholders. Those subcategories have not been shown here.
(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

Each year a statement on Form 1099-DIV identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders.

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

Income Recognition

Interest on commercial loans is recognized when earned and is computed by methods that generally result in level rates of return on principal amounts outstanding. We monitor individual customer’s financial trends in order to assess the recoverability of interest with respect to each customer. We closely monitor the status and performance of each individual investment.

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

Paid-in-Kind Interest

We include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. We will cease accruing PIK if we do not expect the customer to be able to pay all principal and interest due. In certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $13.5 million or 1.2% of our portfolio of investments as of December 31, 2005 and $17.3 million or 2.0% of our portfolio of investments as of December 31, 2004.

PIK related activity for the years ended December 31, 2005 and 2004 was as follows:

	Year Ended December 31,
	2005	2004
	(dollars in millions)
Beginning PIK loan balance	$17.3	$27.3
PIK interest earned during the period	12.7	10.5
Principal payments on PIK loans	(10.4)	(12.5)
PIK loans converted to other securities	(5.7)	(7.9)
Realized loss	(0.4)	(0.1)

Ending PIK loan balance	$13.5	$17.3

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers had been applied first to any PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $3.4 million of payments would have been applied against the December 31, 2005 PIK loan balance of $13.5 million and an additional $5.8 million of payments would have been applied against the December 31, 2004 PIK loan balance of $17.3 million. If the payments had been applied against the PIK balance, the balance at December 31, 2005 and 2004 would have been $10.1 million and $11.5 million, respectively.

As of December 31, 2005, 95.7% of the $13.5 million of PIK loans outstanding have an investment rating of 3 or better and as of December 31, 2004, 87.5% of the $17.3 million of PIK loans outstanding had an investment rating of 3 or better. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our consolidated statements of cash flows.

Dividends

Certain of our equity investments have stated accruing dividend rates. We accrue dividends on our equity investments as they are earned to the extent there is sufficient value to support the ultimate payment of those dividends.

	Year Ended December 31,
(in millions)	2005	2004
Beginning accrued dividend balance	$5.4	$0.4
Dividend income earned during the period	12.4	5.3
Payment of previously accrued dividends	—	(0.3)
Accrued dividends converted to other securities	(5.4)	—

Ending accrued dividend balance	$12.4	$5.4

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $9.1 million and $12.5 million of unearned income as of December 31, 2005 and December 31, 2004, respectively.

Unearned income activity for the years ended December 31, 2005 and 2004 was as follows:

	Year Ended December 31,
	2005			2004
(in millions)	Cash Received	Equity Interest and Future Receivables	Total	Cash Received	Equity Interest and Future Receivables	Total
Beginning unearned income balance	$5.0	$7.5	$12.5	$5.6	$10.8	$16.4
Additional fees	5.5	0.7	6.2	2.8	2.3	5.1
Unearned income recognized	(3.3)	(6.0)	(9.3)	(3.0)	(5.6)	(8.6)
Unearned fees applied against loan balance(a)	(0.3)	—	(0.3)	(0.4)	—	(0.4)

Ending unearned income balance	$6.9	$2.2	$9.1	$5.0	$7.5	$12.5

(a)	When a loan is paid off at an amount below our cost basis, we apply any fees received that have not been recognized as income against the outstanding loan amount to reduce the cost basis, which has the effect of reducing any realized loss.

Other Fees

In certain investment transactions, we may perform consulting or advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

Valuation of Investments

Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At December 31, 2005, approximately 88% of our total assets represented investments of which approximately 94% are valued at fair value and approximately 6% are valued at market value based on readily ascertainable public market quotes at December 31, 2005. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis and record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, where appropriate, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value.

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

Each debt and equity investment is valued using industry valuation benchmarks, and, where appropriate, the value is assigned a discount reflecting the illiquid nature of the investment and/or our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event will be used to corroborate our private debt or equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the date of the relevant period end. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

Stock-based Compensation

We account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For restricted common stock issued to employees for whom no performance-based criteria apply, compensation expense, equal to the value of the shares at the later of the grant date or the date at which all return-based forfeiture provisions lapsed or were removed, is recorded over the term of the forfeiture provisions. See Note I to the Consolidated Financial Statements for further discussion of our employee stock plans.

Securitization Transactions

Periodically, we transfer pools of loans to bankruptcy remote special purpose entities for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the outstanding loans and equity investments assumed by third parties equaling $596.9 million at December 31, 2005 and $536.5 million at December 31, 2004.

Recent Developments

Effective January 1, 2006, we deconsolidated our investment in Kagan Research LLC and will therefore account for this investment as a portfolio company. Prior to January 1, 2006, Kagan was accounted for as a consolidated subsidiary. As of January 1, 2006, Kagan no longer qualifies to be a consolidated subsidiary. We currently do not expect the deconsolidation of Kagan to have a material impact on our financial position or results of operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123 is effective beginning with the first interim period of the fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123R effective January 1, 2006. We are currently evaluating the requirements of SFAS No. 123R and expect that adoption of SFAS No. 123R will not have a material impact on our consolidated financial position and consolidated results of operations. See Note I to the Consolidated Financial Statements in Item 8 for further discussion of our employee stock plans.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. Approximately 67% of our loan portfolio, at cost, bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. Approximately 39.3% of our loan portfolio, at cost, has a LIBOR floor, at various levels.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at December 31, 2005 and December 31, 2004:

	December 31,
	2005		2004
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$120.7	$—	$160.4	$—
Money Market Rate	2.0	—	—	—
Prime Rate	36.1	—	38.8	—
30-Day LIBOR	36.0	—	43.6	—
60-Day LIBOR	—	—	7.1	—
90-Day LIBOR	562.6	331.1	514.7	467.4
180-Day LIBOR	30.9	—	34.0	—
Commercial Paper Rate	—	160.0	—	—
Fixed Rate	273.5	50.0	122.3	—

Total	$1,061.8	$541.1	$920.9	$467.4

Based on our December 31, 2005 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure.

(dollars in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
(300)	$(21.3)	$(14.7)	$(6.6)
(200)	(15.5)	(9.8)	(5.7)
(100)	(7.9)	(4.9)	(3.0)
100	7.9	4.9	3.0
200	15.8	9.8	6.0
300	23.6	14.7	8.9

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the registered public accounting firm that audited the Company’s financial statements, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MCG Capital Corporation

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that MCG Capital Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MCG Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that MCG Capital Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MCG Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MCG Capital Corporation as of December 31, 2005 and 2004, including the consolidated schedules of investments and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 17, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MCG Capital Corporation

We have audited the accompanying consolidated balance sheets of MCG Capital Corporation as of December 31, 2005 and 2004, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2005 and the financial highlights for each of the four years ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements, financial highlights and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by examination of securities held and confirmation of securities held by the custodians. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2005 and 2004, and the consolidated results of its operations, its cash flows and the changes in its net assets for each of the three years in the period ended December 31, 2005, and the financial highlights for each of the four years ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MCG Capital Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 17, 2006

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$45,626	$82,732
Cash, securitization accounts	82,107	79,473
Cash, restricted	1,977	—
Investments at fair value
Non-affiliate investments (cost of $733,717 and $573,658, respectively)	745,757	578,416
Affiliate investments (cost of $46,168 and $52,480, respectively)	46,156	47,728
Control investments (cost of $337,372 and $272,616, respectively)	305,647	254,256

Total investments (cost of $1,117,257 and $898,754, respectively)	1,097,560	880,400
Unearned income on commercial loans	(9,062)	(12,529)

Total investments net of unearned income	1,088,498	867,871
Interest receivable	10,602	5,729
Other assets	15,677	17,706

Total assets	$1,244,487	$1,053,511

Liabilities
Borrowings (maturing within one year of $362,435 and $82,805, respectively)	$541,119	$467,400
Interest payable	5,904	2,925
Dividends payable	20,967	19,043
Other liabilities	10,410	9,930

Total liabilities	578,400	499,298

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 200,000 shares on December 31, 2005 and 100,000 on December 31, 2004, 53,372 issued and outstanding on December 31, 2005 and 45,342 issued and outstanding on December 31, 2004	534	453
Paid-in capital	758,433	640,879
Distributions in excess of earnings:
Paid-in capital	(39,219)	(28,998)
Other	(26,784)	(27,780)
Net unrealized depreciation on investments	(19,697)	(18,354)
Stockholder loans	(3,624)	(4,601)
Unearned compensation—restricted stock	(3,556)	(7,386)

Total stockholders’ equity	666,087	554,213

Total liabilities and stockholders’ equity	$1,244,487	$1,053,511

Net asset value per common share at period end	$12.48	$12.22

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$69,760	$51,898	$63,624
Affiliate investments (5% to 25% owned)	5,745	3,999	4,894
Control investments (more than 25% owned)	30,761	21,954	3,231

Total interest and dividend income	106,266	77,851	71,749
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	12,317	9,306	4,508
Affiliate investments (5% to 25% owned)	—	495	2,098
Control investments (more than 25% owned)	962	5,465	2,335

Total advisory fees and other income	13,279	15,266	8,941

Total operating income	119,545	93,117	80,690

Operating expenses
Interest expense	23,100	10,509	10,053
Employee compensation:
Salaries and benefits	19,331	15,693	9,210
Long-term incentive compensation	6,523	11,683	6,347

Total employee compensation	25,854	27,376	15,557
General and administrative expense	10,076	10,142	7,485

Total operating expenses	59,030	48,027	33,095

Net operating income before investment gains and losses	60,515	45,090	47,595

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	5,741	1,939	(7,616)
Affiliate investments (5% to 25% owned)	205	(2,531)	(48)
Control investments (more than 25% owned)	3,075	(7,658)	(11,916)

Total net realized gains (losses) on investments	9,021	(8,250)	(19,580)
Net change in unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	7,279	378	15,444
Affiliate investments (5% to 25% owned)	5,289	(1,186)	576
Control investments (more than 25% owned)	(13,911)	11,615	(2,060)

Total net change in unrealized appreciation (depreciation) on investments	(1,343)	10,807	13,960

Net investment gains (losses)	7,678	2,557	(5,620)

Net income	$68,193	$47,647	$41,975

Earnings per common share basic	$1.42	$1.16	$1.28
Earnings per common share diluted	$1.42	$1.15	$1.28
Cash dividends declared per common share	$1.68	$1.68	$1.65
Weighted average common shares outstanding	48,109	41,244	32,715
Weighted average common shares outstanding and dilutive common stock equivalents	48,131	41,298	32,739

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Operations:
Net operating income	$60,515	$45,090	$47,595
Net realized gain (loss) on investments	9,021	(8,250)	(19,580)
Net unrealized (depreciation) appreciation of investments	(1,343)	10,807	13,960

Net increase in net assets resulting from operations	68,193	47,647	41,975

Shareholder distributions:
Distributions from net investment income	(59,519)	(46,191)	(44,620)
Distributions from capital gains	(9,021)	—	—
Return of capital distributions	(10,221)	(21,187)	(7,811)

Net decrease in net assets resulting from shareholder distributions	(78,761)	(67,378)	(52,431)

Capital share transactions:
Issuance of common stock	117,015	100,034	108,833
Issuance of common stock under dividend reinvestment plan	127	97	77
Decrease in notes receivable from sale of common stock	879	462	174
Amortization of restricted stock awards	4,421	9,401	4,072

Net increase in net assets resulting from capital share transactions	122,442	109,994	113,156

Total increase in net assets	111,874	90,263	102,700
Net assets at beginning of period	554,213	463,950	361,250

Net assets at end of period	$666,087	$554,213	$463,950

Net asset value per common share	$12.48	$12.22	$12.09

Common shares outstanding at end of period	53,372	45,342	38,372

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$68,193	$47,647	$41,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	756	1,021	584
Amortization of restricted stock awards	4,421	9,401	4,072
Amortization of deferred debt issuance costs	3,646	1,558	1,246
Net realized (gains) losses on investments	(9,021)	8,250	19,580
Net change in unrealized depreciation (appreciation) on investments	1,343	(10,807)	(13,960)
(Increase) decrease in cash—securitization accounts from interest collections	(943)	(1,348)	2,229
Increase in interest receivable	(5,674)	(773)	(1,504)
Increase in accrued payment-in-kind interest and dividends	(13,936)	(3,239)	(11,296)
Decrease in unearned income	(3,730)	(6,207)	(6,317)
Decrease in other assets	2	424	847
Increase (decrease) in interest payable	2,979	1,740	(342)
Increase in other liabilities	2,584	5,264	2,413

Net cash provided by operating activities	50,620	52,931	39,527

Investing activities
Originations, draws and advances on loans	(465,232)	(339,102)	(96,602)
Principal payments on loans	274,743	168,340	142,839
Purchase of equity investments	(31,664)	(16,026)	(45,106)
Proceeds from sales of equity investments	24,956	13,861	5,870
Purchase of premises, equipment and software	(258)	(665)	(1,159)
Other acquisitions	—	(2,208)	—

Net cash (used in) provided by investing activities	(197,455)	(175,800)	5,842

Financing activities
Net proceeds (payments) from borrowings	82,866	120,314	(58,950)
(Increase) decrease in cash—securitization accounts for paydown of principal on debt	(10,839)	(1,736)	6,751
Payment of financing costs	(1,378)	(6,758)	(3)
Dividends paid	(78,941)	(66,884)	(51,573)
Issuance of common stock, net of costs	117,142	100,131	108,910
Repayment of loans to officers/shareholders	879	462	179

Net cash provided by financing activities	109,729	145,529	5,314

(Decrease) Increase in cash and cash equivalents	(37,106)	22,660	50,683
Cash and cash equivalents at beginning of period	82,732	60,072	9,389

Cash and cash equivalents at end of period	$45,626	$82,732	$60,072

Supplemental disclosures
Interest paid	$16,475	$7,210	$9,149
Income taxes received	—	(98)	(876)

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(Dollars in thousands)

Portfolio Company	Industry	Investment(11)	Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2005
				Principal	Cost	Fair Value
Control investments: Majority-owned (5):
Broadview Networks Holdings, Inc.(2)(9)	Telecommunications	Subordinated Debt (12.0%, Due 12/09)		$42,993	$42,993	$42,993
		Series A Preferred Stock (89,154 shares)	49.1%		52,137	52,137
		Common Stock (2,228,937 shares)	33.8%		—	—
Cleartel Communications,	Telecommunications	Senior Debt (8.3%, Due 6/09)		28,850	28,850	28,850
Inc.(2)(13)(15)		Subordinated Debt (14.4%, Due 6/09)		9,356	9,356	9,356
		Preferred Stock (57,859 shares)	99.1%		50,613	40,684
		Common Stock (9 shares)	0.005%		540	—
		Guaranty ($8,092)
Copperstate Technologies, Inc.	Security Alarm	Senior Debt (11.0%, Due 9/07)		1,272	1,272	1,272
		Class A Common Stock (20,000 shares)	93.0%		2,000	946
		Class B Common Stock (10 shares)	0.05%		—	—
		Warrants to purchase Class B Common Stock (expire 12/20/12)	93.7%		—	—
		Standby Letter of Credit ($1,000)
Crystal Media Network, LLC(6)	Broadcasting	Senior Debt (11.4%, Due 5/06)		1,099	947	947
		LLC Interest	100.0%		6,132	1,097
Helicon Cable Holdings, LLC(2)	Cable	Senior Debt (9.18%, Due 12/12)		10,072	10,072	10,072
		Subordinated Debt (14.3%, Due 6/13)		5,750	5,750	5,750
		Preferred LLC Interest (82,500 units)	57.9%		8,316	8,316
		Standby Letter of Credit ($300)
Midwest Tower Partners, LLC(2)	Telecommunications	Subordinated Debt (14.1%, Due 2/07)		16,813	16,813	16,813
		Preferred LLC Interest	91.0%		2,121	2,121
		Common LLC Interest	79.2%		201	1,332
Superior Publishing	Newspaper	Senior Debt (9.0%, Due 12/06)		20,759	20,759	20,759
Corporation(2)		Subordinated Debt (20.0%, Due 12/06)		22,692	20,141	20,141
		Preferred Stock (7,999 shares)	100.0%		7,999	8,545
		Common Stock (100 shares)	100.0%		365	—
Telecomm South, LLC(6)	Telecommunications	Senior Debt (13.4%, Due 12/05)		7,996	2,582	1,100
		LLC Interest	100.0%		10	—
Working Mother Media,	Publishing	Senior Debt (7.5%, Due 6/06)		10,452	8,576	8,576
Inc.(6)		Class A Preferred Stock (12,497 shares)	99.2%		12,497	4,192
		Class B Preferred Stock (1 share)	100.0%		1	—
		Class C Preferred Stock (1 share)	100.0%		1	—
		Common Stock (510 shares)	51.0%		1	—
		Guaranty ($834)
West Coast WirelessLines LLC(16)	Conferences	LLC Interest	100.0%		851	851
Total Control investments: Majority-owned					311,896	286,850

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005

(Dollars in thousands)

Portfolio Company	Industry	Investment(11)	Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2005
				Principal	Cost	Fair Value
Control investments: Non-majority owned (4):
ETC Group, LLC(6)	Publishing	Series A LLC Interest	100.0%		$270	$123
		Series C LLC Interest	100.0%		100	—
Fawcette Technical	Publishing	Senior Debt (14.5%, Due 12/06)		13,061	12,545	12,545
Publications Holding(2)		Subordinated Debt (14.8%, Due 12/06)		5,186	4,691	1,137
		Series A Preferred Stock (8,473 shares)	84.7%		2,569	—
		Common Stock (5,010,379 shares)	36.0%		—	—
Platinum Wireless, Inc.	Telecommunications	Senior Debt (8.0%, Due 6/06)		389	389	389
		Common Stock (2,937 shares)	37.0%		4,640	4,505
		Option to purchase Common Stock (expire 12/31/13)	1.5%		272	98
Total Control investments: Non-majority-owned					25,476	18,797
Affiliate investments(3):
iVerify. US Inc.(14)	Security Alarm	Senior Debt (8.0%, Due 4/06)		75	75	75
		Common Stock (20 shares)	12.0%		550	—
On Target Media, LLC	Publishing	Senior Debt (10.5%, Due 9/09)		20,000	20,000	20,000
		Subordinated Debt (17.0%, Due 3/10)		11,266	11,266	11,266
		Class A LLC Interest	6.8%		1,508	2,610
		Class B LLC Interest	16.9%		—	—
Sunshine Media Delaware, LLC(2)	Publishing	Senior Debt (13.7%, Due 12/07)		12,739	12,205	12,205
		Class A LLC Interest	12.8%		564	—
		Warrants to purchase Class B LLC interest (expire 1/31/11)	100.0%		—	—
Total Affiliate investments					46,168	46,156

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005

(Dollars in thousands)

Portfolio Company	Industry	Investment(11)	Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2005
				Principal	Cost	Fair Value
Non-affiliate investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (13.1%, Due 12/12)		$7,130	$7,130	$7,130
		Subordinated Debt (12.6%, Due 12/12)		2,007	2,007	2,007
		Warrants to purchase Common Stock (expire 12/31/15)	10.0%		—	—
Amerifit Nutrition, Inc.(2)	Drugs	Senior Debt (13.9%, Due 3/10)		6,623	6,623	6,623
Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (11.0%, Due 12/08)		4,900	4,900	4,900
Auto Europe, LLC	Equipment Leasing	Subordinated Debt (11.3%, Due 10/12)		13,500	13,500	13,500
B & H Education, Inc.(2)	Education	Senior Debt (10.5%, Due 3/10)		4,000	4,000	4,000
		Preferred Stock ( 5,384 shares)	4.1%		1,060	1,078
Badoud Enterprises, Inc.(2)	Newspaper	Senior Debt (9.7%, Due 9/11)		5,449	5,449	5,449
BLI Holdings, Inc.(2)	Drugs	Subordinated Debt (12.2%, Due 3/10)		10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (6.2%, Due 8/11)		889	889	894
Cambridge Information Group, Inc.(2)	Information Services	Senior Debt (8.7%, Due 6/07-6/11)		26,825	26,825	26,825
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (11.1%, Due 12/11)		2,377	2,377	2,270
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (6.6%, Due 7/10)		1,778	1,778	1,797
Community Media Group, Inc.(2)	Newspaper	Senior Debt (8.9%, Due 9/10)		22,365	22,365	22,365
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12)		7,060	7,060	7,060
Country Road Communications LLC(2)	Telecommunications	Subordinated Debt (11.6%, Due 7/13)		13,000	13,000	13,000
Creative Loafing, Inc.(2)	Newspaper	Senior Debt (11.1%, Due 6/10)		19,400	19,400	19,400
Crescent Publishing Company LLC(2)	Newspaper	Senior Debt (14.3%, Due 6/09-6/10)		8,942	8,942	8,942
Cruz Bay Publishing, Inc.(2)	Publishing	Senior Debt (12.1%, Due 12/06)		6,172	6,172	6,172
		Subordinated Debt (20.5%, Due 12/06)		11,417	11,417	11,417
Dayton Parts Holdings, LLC(2)	Vehicle Parts & Supplies	Subordinated Debt (12.5%, Due 6/11) Preferred LLC Interest (16,371 units)	2.7%	16,000	16,000 602	16,000 602
		Class A LLC Interest (10,914 units)	4.4%		401	401
D&B Towers, LLC	Telecommunications	Senior Debt (14.2%, Due 6/08)		5,022	5,022	5,022
dick clark productions, inc.	Broadcasting	Common Stock (235,714 shares)	0.5%		210	111
		Warrants to purchase Common Stock (expire 7/25/11)	5.3%		858	1,085
The e-Media Club, LLC(6)	Investment Fund	LLC Interest	0.8%		89	37
EAS Group, Inc.	Communications Equipment	Subordinated Debt (16.0%, Due 4/11)		10,227	10,227	10,227
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)		10,000	10,000	10,000
		Subordinated Debt (14.5%, Due 6/12)		5,067	5,067	5,067
Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (11.5%, Due 3/10-9/10) Subordinated Debt (16.0%, Due 3/11)		4,640 8,763	4,640 8,763	4,640 8,763
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (10.7%, Due 12/12)		5,000	5,000	5,000

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005

(Dollars in thousands)

Portfolio Company	Industry	Investment(11)	Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2005
				Principal	Cost	Fair Value
GoldenSource Holdings Inc.(2)(12)	Technology	Senior Debt (9.0%, Due 9/08)		$17,000	$17,000	$17,000
		Warrants to purchase Common Stock (expire 10/31/08)	4.2%		—	—
The Hillman Group, Inc.	Home Furnishings	Senior Debt (7.7%, Due 3/11)		5,910	5,910	6,010
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (9.4%, Due 3/11)		4,668	4,668	4,290
I-55 Internet Services, Inc.(6)	Telecommunications	Senior Debt (17.5%, Due 12/06)		1,778	1,778	1,539
		Warrants to purchase Common Stock (expire 4/30/10)	20.0%		366	—
Images.com, Inc.	Information Services	Senior Debt (12.5%, Due 12/07)		2,664	2,664	2,664
Information Today, Inc.(2)	Information Services	Senior Debt (11.0%, Due 9/08)		6,915	6,915	6,915
Instant Web, Inc.	Direct Mail Advertiser	Senior Debt (7.8%, Due 2/11)		4,962	4,962	5,037
Jenzabar, Inc.(2)	Technology	Senior Debt (12.5%, Due 4/09)		12,000	12,000	12,000
		Subordinated Debt (18.0%, Due 4/09-4/12)		7,467	7,467	7,467
		Senior Preferred Stock (5,000 shares)	100.0%		5,831	5,831
		Subordinated Preferred Stock (109,800 shares)	100.0%		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)	19.5%		422	7,630
The Joseph F. Biddle Publishing Company(2)	Newspaper	Senior Debt (7.4%, Due 12/11)		7,225	7,225	7,225
Jupitermedia Corporation(10)	Information Services	Common Stock (148,373 shares)	0.4%		2,115	2,084
Managed Health Care Associates, Inc.	Drugs	Senior Debt (10.3%, Due 6/09-6/10)		4,380	4,380	4,380
MD Beauty, Inc	Cosmetics	Subordinated Debt (11.3%, Due 2/13)		9,000	9,000	9,079
MCI Holdings, LLC(2)	Management Consulting Service	Subordinated Debt (12.5%, Due 3/12)		17,102	17,102	17,102
		Class A LLC Interest (4,712,042 units)	5.2%		3,000	3,000
Metropolitan Telecommunications Holding Company(2)(17)	Telecommunications	Senior Debt (11.6%, Due 6/10-9/10) Subordinated Debt (15.5%, Due 12/10)		22,000 10,929	22,000 10,929	22,000 10,929
		Warrants to purchase Common Stock (expire 9/30/13)	20.4%		1,843	3,897

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005

(Dollars in thousands)

Portfolio Company	Industry	Investment(11)	Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2005
				Principal	Cost	Fair Value
Michael May	Security Alarm	Senior Debt (12.0%, Due 2/08)		$450	$450	$450
MicroCal Holdings, LLC(2)	Laboratory Equipment/ Instruments	Senior Debt (9.0%, Due 3/10-9/10) Subordinated Debt (14.5%, Due 3/11)		13,900 9,115	13,900 9,115	13,900 9,115
MicroDental Laboratories(2)	Healthcare	Senior Debt (9.8%, Due 5/11-11/11)		11,767	11,767	11,767
		Subordinated Debt (15.0%, Due 5/12)		6,113	6,113	6,113
Miles Media Holding, Inc.(2)	Publishing	Senior Debt (10.9%, Due 6/12)		8,287	8,287	8,287
		Subordinated Debt (15.4%, Due 12/12)		4,000	4,000	4,000
		Warrants to purchase Common Stock (expire 6/3/15)	19.5%		439	837
Monotype Imaging Holdings Corp.(2)	Technology	Senior Debt (8.8%, Due 11/09)		4,850	4,850	4,850
MultiPlan, Inc.	Insurance	Senior Debt (7.0%, Due 3/09)		3,194	3,194	3,234
Nalco Company	Ecological Services	Senior Debt (6.32%, Due 11/10)		4,162	4,162	4,217
National Display Holdings, LLC(2)	Electronics	Senior Debt (9.7%, Due 12/10-12/11) Subordinated Debt (15.0%, Due 12/12)		20,087 13,000	20,087 13,000	20,087 13,000
		Class A LLC Interest (1,000,000 units)	3.7%		1,000	1,000
National Product Services, Inc.	Business Services	Subordinated Debt (14.0%, Due 6/07)		10,225	10,225	10,225
New Century Companies, Inc.(6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)	0.4%		—	—
OMP, Inc.	Drugs	Senior Debt (8.3%, Due 1/10-1/11)		7,714	7,714	7,714
PartMiner, Inc.(2)	Information Services	Senior Debt (15.0%, Due 6/09)		5,240	5,240	5,240
Powercom Corporation(2)	Telecommunications	Senior Debt (12.0%, Due 12/06)		1,861	1,861	1,861
		Warrants to purchase Class A Common Stock (expire 6/30/14)	30.7%		286	341
Quantum Medical Holdings, LLC(2)	Laboratory Equipment/ Instruments	Senior Debt (9.3%, Due 12/10-5/11) Subordinated Debt (15.0%, Due 12/11) Preferred LLC Interest (1,000,000 units)	3.3%	17,535 10,502	17,535 10,502 1,001	17,535 10,502 1,001
R.R. Bowker, LLC(2)	Information Services	Senior Debt (11.4%, Due 12/08-12/09)		16,650	16,650	16,650
Republic National Cabinet Corporation	Cabinet Maker	Senior Debt (9.2%, Due 6/09) Subordinated Debt (13.1%, Due 6/09)		3,578 5,000	3,578 5,000	3,578 5,000
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (11.9%, Due 11/09)		12,400	12,400	12,400
SCI Holdings, Inc	Communication Services	Subordinated Debt (11.5%, Due 11/12)		7,500	7,500	7,500
Sheridan Healthcare, Inc.	Healthcare	Senior Debt (7.5%, Due 11/10)		2,850	2,850	2,895
Sterigenics International, Inc.	Healthcare	Senior Debt (7.5%, Due 6/11)		4,925	4,925	4,993

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005

(Dollars in thousands)

Portfolio Company	Industry	Investment(11)	Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2005
				Principal	Cost	Fair Value
Stratford School Holdings,	Education	Senior Debt (9.5%, Due 6/11)		$6,500	$6,500	$6,500
Inc.(2)		Subordinated Debt (14.0%, Due 12/11)		6,651	6,651	6,651
		Preferred Stock (10,000 shares)	13.3%		1,059	1,059
		Warrants to purchase Common Stock (expire 5/31/15)	100.0%		67	192
Survey Sampling International, LLC	Research	Senior Debt (7.3%, Due 5/11)		3,911	3,911	3,943
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (11.6%, Due 4/11)		12,000	12,000	12,000
SXC Health Solutions, Inc.(2)	Technology	Senior Debt (9.0%, Due 12/10)		13,260	13,260	13,260
		Common Stock (1,111,100 shares)	1.9%		1,235	2,630
Talk America Holdings, Inc.(6)	Telecommunications	Warrants to purchase Common Stock (expire 8/17/06 - 3/31/07)	0.7%		25	330
Team Express, Inc.	Specialty Retail	Senior Debt (10.7%, Due 12/09-12/10)		13,364	13,364	13,364
		Subordinated Debt (15.0%, Due 6/11)		7,108	7,108	7,108
Teleguam Holdings, LLC	Telecommunications	Subordinated Debt (11.4%, Due 10/12)		20,000	20,000	20,000
Tippmann Sports, LLC	Leisure Goods	Senior Debt (10.3%, Due 6/09)		6,550	6,550	6,550
Total Sleep Holdings, Inc.(2)	Healthcare	Subordinated Debt (14.0%, Due 9/11)		22,220	22,220	22,220
U. S. I. Holdings Corporation	Insurance	Senior Debt (6.7%, Due 8/08)		2,970	2,970	2,982
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest	0.8%		500	—
VOX Communications Group Holdings, LLC(2)	Broadcasting	Senior Debt (10.8%, Due 12/07-6/10)		10,350	10,350	10,350
		Convertible Preferred Subordinated Notes (12.0%, Due 12/49 )	16.5%	1,062	1,062	1,062
Wicks Business Information, LLC	Publishing	Unsecured Notes (9.3%, Due 2/08)		215	215	215
Wiesner Publishing Company, LLC(2)	Publishing	Warrants to purchase membership interest in LLC (expire 6/30/12)	15.0%		406	1,723
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (11.9%, Due 6/11)		6,000	6,000	6,180
WirelessLines II, Inc.	Telecommunications	Senior Debt (8.0%, Due 4/07)		185	185	185
Total Non-affiliate investments					733,717	745,757
Total Investments					1,117,257	1,097,560
Unearned income					(9,062)	(9,062)

Total Investments net of unearned income					$1,108,195	$1,088,498

Call options written (included in Other Liabilities in the Consolidated Balance Sheets)
Metropolitan Telecommunications Holding Company(17)	Telecommunications	Call options written			$575	$575
Total Call options written					$575	$575

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Investment(11)	Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2004
				Principal	Cost	Fair Value
Control investments: Majority-owned(5):
Bridgecom Holdings, Inc.(2)(8)(9)	Telecommunications	Senior Debt (11.7%, Due 8/05-8/07)		$23,634	$23,634	$23,634
		Preferred Stock (36,444 shares)	100.0%		40,923	41,420
		Common Stock (947,880 shares)	100.0%		—	—
Cleartel Communications,	Telecommunications	Senior Debt (11.3%, Due 7/05)		23,723	23,723	23,723
Inc.(2)(13)(15)		Subordinated Debt (11.3%, Due 7/05)		2,863	2,863	2,863
		Preferred Stock (120,000 shares)	100.0%		9,196	—
		Common Stock (9 shares)	100.0%		540	—
		Guaranty ($158)
Copperstate Technologies,	Security Alarm	Senior Debt (11.0%, Due 9/05)		1,060	1,060	1,060
Inc.		Class A Common Stock (20,000 shares)	93.0%		2,000	1,823
		Class B Common Stock (10 shares)	0.05%		—	—
		Warrants to purchase Class B Common Stock (expire 12/20/12)	97.3%		—	—
		Guaranty ($1,000)
Corporate Legal Times	Publishing	Senior Debt (17.0%, Due 12/04)		7,006	4,625	4,625
L.L.C.		Subordinated Debt (18.0%, Due 12/04)		1,445	1,444	1,419
		LLC Interest	90.6%		313	—
Crystal Media Network,	Broadcasting	Senior Debt (9.2%, Due 5/06)		1,099	1,060	1,060
LLC(6)		LLC Interest	100.0%		6,132	4,802
Interactive Business	Security Alarm	Senior Debt (8.0%, Due 4/06)		75	75	75
Solutions, Inc.(14)		Common Stock (100 shares)	100.0%		2,750	432
Midwest Tower Partners, LLC(2)	Telecommunications	Subordinated Debt (14.0%, Due 2/07)		16,143	16,143	16,143
		Preferred LLC Interest	91.0%		1,770	1,770
		Common LLC Interest	79.2%		201	201
Superior Publishing	Newspaper	Senior Debt (7.5%, Due 12/06)		20,759	20,759	20,759
Corporation(2)		Subordinated Debt (20.0%, Due 12/06)		21,359	20,405	20,405
		Preferred Stock (7,999 shares)	100.0%		7,999	8,975
		Common Stock (100 shares)	100.0%		365	494
Telecomm South, LLC(6)	Telecommunications	Senior Debt (12.0%, Due 7/05)		7,574	2,850	748
		LLC Interest	100.0%		11	—
UMAC, Inc.(6)	Publishing	Common Stock (100 shares)	100.0%		10,133	47
Working Mother Media,	Publishing	Senior Debt (6.0%, Due 12/05)		8,776	7,526	7,526
Inc.(6)		Class A Preferred Stock (11,497 shares)	99.2%		11,497	4,796
		Class B Preferred Stock (1 share)	100.0%		1	—
		Class C Preferred Stock (1 share)	100.0%		1	—
		Common Stock (510 shares)	51.0%		1	—
		Guaranty ($1,191)
Total Control investments: Majority-owned					220,000	188,800

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Investment(11)	Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2004
				Principal	Cost	Fair Value
Control investments: Non-majority owned (4):
Creatas, L.L.C.(2)(10)	Information Services	Senior Debt (8.3%, Due 3/08)		$19,331	$19,331	$19,331
		Investor Class LLC Interest	100.0%		1,273	23,411
		Guaranty ($501)
ETC Group, LLC	Publishing	Senior Debt (9.0%, Due 6/08)		1,200	1,200	1,200
		Series A LLC Interest	100.0%		650	—
		Series C LLC Interest	100.0%		100	—
Fawcette Technical	Publishing	Senior Debt (12.6%, Due 12/06)		12,594	12,545	12,545
Publications Holding(2)		Subordinated Debt (12.6%, Due 12/06)		4,198	3,940	3,940
		Series A Preferred Stock (8,473 shares)	100.0%		2,569	—
		Common Stock (5,010,379 shares)	36.0%		—	—
National Systems Integration,	Security Alarm	Senior Debt (8.5%, Due 12/06)		910	910	—
Inc.(6)(7)		Class B-2 Preferred Stock (500,000 shares)	100.0%		4,409	—
		Common Stock (460,000 shares)	46.0%		—	—
Platinum Wireless, Inc.	Telecommunications	Senior Debt (8.0%, Due 6/06)		777	777	777
		Common Stock (2,937 shares)	37.0%		4,640	4,168
		Option to purchase Common Stock (expire 12/31/13)	1.5%		272	84
Total Control investments: Non-majority-owned					52,616	65,456
Affiliate investments(3):
All Island Media, Inc.	Newspaper	Senior Debt (13.5%, Due 9/08)		6,800	6,800	6,800
		Common Stock (500 shares)	8.6%		500	500
Executive Enterprise Institute, LLC(6)	Business Services	LLC Interest	10.0%		301	111
On Target Media, LLC	Publishing	Senior Debt (8.6%, Due 9/09)		20,000	20,000	20,000
		Subordinated Debt (15.1%, Due 3/10)		10,243	10,243	10,243
		Class A LLC Interest	6.8%		1,508	1,508
		Class B LLC Interest	16.9%		—	—
Sunshine Media Delaware,	Publishing	Senior Debt (12.0%, Due 12/07)		12,857	12,563	8,563
LLC(2)		Class A LLC Interest	12.8%		564	—
		Warrants to purchase Class B LLC interest (expire 1/31/11)	100.0%		—	—
ViewTrust Technology, Inc.(6)	Technology	Common Stock (75 shares)	7.5%		1	3
Total Affiliate investments					52,480	47,728

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Investment(11)	Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2004
				Principal	Cost	Fair Value
Non-affiliate investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (9.8%, Due 6/11)		$7,130	$7,130	$7,130
		Subordinated Debt (11.6%, Due 6/11)		1,300	1,300	1,300
Ames True Temper, Inc.	Industrial Equipment	Senior Debt (5.4%, Due 6/11)		995	995	1,008
Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (9.1%, Due 12/08)		4,000	4,000	4,000
Auto Europe, LLC	Equipment Leasing	Senior Debt (11.3%, Due 12/07)		5,819	5,819	5,819
Badoud Enterprises, Inc.(2)	Newspaper	Senior Debt (8.0%, Due 9/11)		6,049	6,049	6,049
Boucher	Publishing	Senior Debt (7.9%, Due 6/07)		1,000	1,000	1,000
Communications, Inc.(2)		Stock Appreciation Rights (expire 9/30/09)	5.0%		—	402
Builders First Source, Inc.	Building & Development	Senior Debt (5.4%, Due 2/10)		4,963	4,963	5,018
		Subordinated Debt (10.9%, Due 2/10)		2,000	2,000	2,033
Cambridge Information Group, Inc.(2)	Information Services	Senior Debt (6.8%, Due 6/07-6/10)		19,625	19,625	19,625
CCG Consulting, LLC	Business Services	Senior Debt (14.4%, Due 6/05)		1,428	1,428	1,428
		Warrants to purchase Common Stock (expire 7/31/10)	19.9%		—	—
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (9.1%, Due 12/11)		2,000	2,000	2,025
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (6.8%, Due 7/10)		1,904	1,904	1,931
Community Media Group, Inc.(2)	Newspaper	Senior Debt (7.4%, Due 9/10)		23,346	23,346	23,346
Creative Loafing, Inc.(2)	Newspaper	Senior Debt (9.1%, Due 6/10)		19,500	19,500	19,500
Crescent Publishing Company LLC(2)	Newspaper	Senior Debt (11.2%, Due 3/09-6/10)		10,478	10,478	10,478
Cruz Bay Publishing, Inc.(2)	Publishing	Senior Debt (9.1%, Due 12/06)		6,389	6,389	6,389
		Subordinated Debt (14.1%, Due 12/06)		10,723	10,723	10,723
dick clark productions, inc.	Broadcasting	Subordinated Debt (18.3%, Due 7/08)		17,854	17,854	17,854
		Warrants to purchase Common Stock (expire 7/25/11)	5.3%		858	721
		Common Stock (235,700 shares)	0.5%		210	111
The e-Media Club, LLC(6)	Investment Fund	LLC Interest	0.8%		88	37
FTI Technologies Holdings,	Technology	Senior Debt (6.6%, Due 9/08)		17,000	17,000	17,000
Inc.(2)(12)		Warrants to purchase Common Stock (expire 10/31/08)	4.2%		—	—
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (9.5%, Due 12/12)		5,000	5,000	5,025

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Investment(11)	Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2004
				Principal	Cost	Fair Value
GCA Services Group, Inc.	Commercial Services	Subordinated Debt (10.0%, Due 11/09)		$10,000	$10,000	$10,000
Graycom, LLC(6)	Telecommunications	Warrants to purchase membership interest in LLC (expire 7/1/13)	27.8%		71	80
The Hillman Group, Inc.	Home Furnishings	Senior Debt (5.5%, Due 3/11)		5,955	5,955	6,037
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (7.2%, Due 3/11)		4,883	4,883	4,677
Hometown Telephone, LLC(6)	Telecommunications	Warrants to purchase membership interest in LLC (expire 11/7/13)	27.8%		—	—
I-55 Internet Services, Inc.	Telecommunications	Senior Debt (15.6%, Due 12/06)		2,013	2,013	2,013
		Warrants to purchase Common Stock (expire 4/30/10)	20.0%		366	194
IDS Telcom LLC(13)	Telecommunications	Senior Debt (12.6%, Due 6/06)		18,823	18,823	18,823
		Warrants to purchase membership interest in LLC (expire 7/1/13)	27.8%		2,693	2,801
Images.com, Inc.	Information Services	Senior Debt (14.6%, Due 12/07)		3,118	3,118	3,118
Information Today, Inc.(2)	Information Services	Senior Debt (12.0%, Due 9/08)		8,792	8,792	8,792
International Media Group, Inc.	Broadcasting	Senior Debt (7.0%, Due 8/09)		7,980	7,980	7,980
Jeffrey A. Stern(6)	Other	Senior Debt (0.0%, Due 4/06)		45	45	45
Jenzabar, Inc.(2)	Technology	Senior Debt (10.5%, Due 4/09)		12,000	12,000	12,000
		Subordinated Debt (14.0%, Due 4/12)		7,172	7,172	7,172
		Senior Preferred Stock (5,000 shares)	100.0%		5,281	5,281
		Subordinated Preferred Stock (109,800 shares)	100.0%		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)	18.0%		422	1,124
The Joseph F. Biddle Publishing Company(2)	Newspaper	Senior Debt (5.9%, Due 12/11)		8,705	8,705	8,705
Joseph C. Millstone	Telecommunications	Senior Debt (8.6%, Due 7/05)		500	500	500
Knowledge Learning Corporation	Healthcare	Senior Debt (7.0%, Due 12/10)		7,068	7,068	7,112
The Korea Times Los Angeles, Inc.	Newspaper	Senior Debt (7.1%, Due 5/05)		9,747	9,747	9,747
LaGrange Acquisition LP	Oil and Gas	Senior Debt (5.4%, Due 1/08)		5,000	5,000	5,091
Lakeland Finance, LLC	Leisure Activities	Senior Debt (6.4%, Due 9/09)		3,875	3,875	3,875
		Subordinated Debt (9.2%, Due 9/10)		1,500	1,500	1,500
Le-Nature’s, Inc.	Beverage and Tobacco	Senior Debt (6.5%, Due 6/10)		2,985	2,985	3,030
Maidenform, Inc.	Clothing/Textiles	Senior Debt (5.4%, Due 5/10)		4,887	4,887	4,973
		Subordinated Debt (10.2%, Due 5/11)		1,808	1,808	1,853
Majesco Holdings Inc.(6)	Leisure Goods	Common Stock (3,641 shares)	0.02%		57	38

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Investment(11)	Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2004
				Principal	Cost	Fair Value
Managed Health Care Associates, Inc.	Drugs	Senior Debt (8.0%, Due 6/09-6/10)		$5,811	$5,811	$5,811
Metropolitan Telecommunications	Telecommunications	Senior Debt (10.5%, Due 10/06)		13,925	13,925	13,925
Holding Company(2)		Subordinated Debt (10.5%, Due 10/06)		12,328	12,328	12,328
		Preferred Stock (18,000 shares)	100.0%		2,019	2,075
		Warrants to purchase Common Stock (expire 9/30/13)	28.0%		2,805	5,258
MedAssets, Inc.	Healthcare	Senior Debt (7.3%, Due 3/07)		4,073	4,073	4,129
		Subordinated Debt (12.6%, Due 3/08)		2,500	2,500	2,550
The Meow Mix Company	Food Products	Senior Debt (6.9%, Due 10/09)		3,760	3,760	3,736
Miles Media Holding, Inc.(2)	Publishing	Senior Debt (13.3%, Due 6/07)		7,376	7,376	7,376
		Warrants to purchase Common Stock (expire 6/3/15)	12.1%		20	279
Minnesota Publishers, Inc.(2)	Newspaper	Senior Debt (4.9%, Due 12/09)		14,250	14,250	14,250
Monotype Imaging Holdings Corp.	Technology	Senior Debt (5.8%, Due 11/09)		4,950	4,950	4,950
MultiPlan, Inc.	Insurance	Senior Debt (5.3%, Due 3/09)		4,444	4,444	4,494
Nalco Company	Ecological Services	Senior Debt (4.3%, Due 11/10)		4,162	4,162	4,219
New Century Companies, Inc.(6)	Industrial	Common Stock (160,000 shares)	2.3%		157	46
	Equipment	Warrants to purchase Common Stock (expire 6/30/10)	0.4%		—	—
New Vision Broadcasting, LLC(2)	Broadcasting	Senior Debt (9.8%, Due 9/09)		16,033	16,033	16,033
New Wave Communications, LLC(2)	Cable	Senior Debt (11.5%, Due 9/10)		11,406	11,406	11,406
nii communications, inc.(2)(15)	Telecommunications	Senior Debt (13.0%, Due 1/05)		7,749	7,749	7,749
		Common Stock (100,000 shares)	2.8%		400	214
		Warrants to purchase Common Stock (expire 4/30/06-4/30/11)	36.5%		1,218	2,349
PartMiner, Inc.(2)	Information Services	Senior Debt (13.1%, Due 6/09)		6,055	6,055	6,055
Powercom Corporation(2)	Telecommunications	Senior Debt (10.0%, Due 12/06)		2,050	2,050	2,050
		Warrants to purchase Class A Common Stock (expire 6/30/14)	20.0%		278	104
Professional Paint Inc.	Chemicals/Plastics	Senior Debt (5.7%, Due 9/10-9/11)		3,456	3,456	3,504
R.R. Bowker LLC(2)	Information Services	Senior Debt (8.2%, Due 12/08-12/09)		15,700	15,700	15,700
Refco Group Ltd., LLC	Financial Intermediaries	Senior Debt (5.2%, Due 8/11)		4,988	4,988	5,036
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (9.9%, Due 11/09)		12,000	12,000	12,000
Sheridan Healthcare, Inc.	Healthcare	Senior Debt (5.5%, Due 11/10)		3,000	3,000	3,058
Solo Cup Company	Containers & Glass	Senior Debt (4.9%, Due 2/11)		4,966	4,966	5,050

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2004

(Dollars in thousands)

Portfolio Company	Industry	Investment(11)	Percentage of Class Held on a Fully Diluted Basis(1)	December 31, 2004
				Principal	Cost	Fair Value
Sterigenics International, Inc.	Healthcare	Senior Debt (4.9%, Due 6/11)		$4,975	$4,975	$5,037
Stonebridge Press, Inc.(2)	Newspaper	Senior Debt (6.9%, Due 9/09)		4,940	4,940	4,940
SXC Health Solutions, Inc.(2)	Technology	Senior Debt (11.0%, Due 12/10)		13,600	13,600	13,600
		Common Stock (1,111,111 shares)	1.9%		1,235	1,288
Talk America Holdings, Inc.(6)	Telecommunications	Common Stock (215,644 shares)	0.8%		499	1,428
		Warrants to purchase Common Stock (expire 8/17/06 - 3/31/07)	0.7%		25	229
Team Express, Inc.	Specialty Retail	Senior Debt (8.6%, Due 12/09-12/10)		16,000	16,000	16,000
		Subordinated Debt (15.0%, Due 6/11)		7,015	7,015	7,015
Tippmann Sports, LLC	Leisure Goods	Senior Debt (8.3%, Due 6/09)		8,083	8,083	8,083
United Industries Corporation	Farming & Agriculture	Senior Debt (4.7%, Due 4/11)		2,981	2,981	3,032
U. S. I. Holdings Corporation	Insurance	Senior Debt (4.6%, Due 8/08)		995	995	1,000
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest	0.8%		500	—
Waddington North America, Inc.	Containers & Glass	Senior Debt (4.6%, Due 4/11)		4,850	4,850	4,785
Wicks Business Information, LLC	Publishing	Unsecured Note (4.0%, Due 4/06)		200	200	200
Wiesner Publishing Company, LLC(2)	Publishing	Senior Debt (10.5%, Due 6/09-12/10)		6,763	6,763	6,763
		Subordinated Debt (18.0%, Due 12/10)		4,141	4,141	4,141
		Warrants to purchase membership interest in LLC (expire 6/30/12)	15.0%		406	209
WirelessLines II, Inc.	Telecommunications	Senior Debt (8.0%, Due 4/07)		321	321	321
Witter Publishing Co., Inc.	Publishing	Senior Debt (12.1%, Due 12/07)		2,601	2,601	2,000
		Warrants to purchase Common Stock (expire 3/31/14)	20.0%		146	—
Wyoming Newspapers, Inc.(2)	Newspaper	Senior Debt (9.4%, Due 12/12)		15,000	15,000	15,000
Total Non-affiliate investments					573,658	578,416
Total Investments					898,754	880,400

Unearned income					(12,529)	(12,529)

Total Investments net of unearned income					$886,225	$867,871

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005 and 2004

(Dollars in thousands)

(1)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company’s most recent public filings with the SEC.
(2)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(4)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	In June 2004, National Systems Integration, Inc. (“NSI”) ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code. During the third quarter of 2005, MCG wrote off its investment in NSI.
(8)	In December 2003, Telecomm North Corp., a wholly owned portfolio company, entered into an agreement to merge with another of the Company’s portfolio companies, Bridgecom Holdings, Inc. The merger was completed in March 2004 with Bridgecom Holdings, Inc. as the surviving corporation.
(9)	In January 2005, MCG IH II, Inc., the sole owner of one of the Company’s majority-owned controlled portfolio companies, Bridgecom Holdings, Inc. completed a merger with and into BV-BC Acquisition Corporation, a wholly-owned subsidiary of Broadview Networks, Inc. The Company’s economic ownership in the new merged entity dropped below 50 percent; however, the Company retained greater than 50% of the voting control of the merged entity. Accordingly, our investment will continue to be reflected as a majority-owned control portfolio company.
(10)	In March 2005, one of the Company’s non majority-owned controlled portfolio companies, Creatas, L.L.C., was acquired by a subsidiary of Jupitermedia Corporation, a publicly held corporation. The consideration paid by such subsidiary was a combination of cash and Jupitermedia Corporation common stock.
(11)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(12)	In February 2005, FTI Technologies Holdings, Inc. changed its name to GoldenSource Holdings, Inc.
(13)	In April 2005, one of the Company’s majority owned controlled companies, Cleartel Communications, Inc. completed a merger with one of the Company’s non-affiliate portfolio companies IDS Telcom LLC.
(14)	In June 2005, Interactive Business Solutions, Inc. changed its name to iVerify US Inc.
(15)	In September 2005, one of the Company’s majority-owned controlled portfolio companies, Cleartel Communications, Inc. completed a merger with one of the Company’s non-affiliate portfolio companies, nii communications, inc.
(16)	In October 2005, we acquired certain assets of Witter Publishing Co., Inc. in satisfaction of debt and transferred those assets to a wholly owned portfolio company, West Coast WirelessLines LLC.
(17)	In June 2005, MCG granted Metropolitan Telecommunication Holding Company an option to repurchase all of the warrants to purchase their common stock currently held by MCG at a specified price. This option expires on March 31, 2006.

See notes to consolidated financial statements

MCG Capital Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note A—Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

MCG Capital Corporation (“MCG” or the “Company”) is a solutions-focused specialized commercial finance company providing financing and advisory services to middle market, growth oriented companies throughout the United States. The Company is a non-diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

The accompanying financial statements reflect the consolidated accounts of MCG, including Kagan Research, LLC, Solutions Capital I, LP, Solutions Capital GP, LLC, and MCG’s special purpose financing subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, MCG Finance IV, LLC, MCG Finance V, LLC, MCG Finance VI, LLC, and MCG Finance VII, LLC, with all significant intercompany balances eliminated. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest. Effective January 1, 2006 Kagan Research, LLC is no longer one of the Company’s consolidated subsidiaries and is considered one of MCG’s portfolio companies. See Note M for further discussion.

Use of estimates

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Income recognition

Interest on commercial loans is computed by methods that generally result in level rates of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if MCG otherwise does not expect the customer to be able to service its debt and other obligations, MCG will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, MCG may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

Paid-in-Kind Interest

MCG includes in income certain amounts that it has not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. MCG will cease accruing PIK if it does not expect the customer to be able to pay all principal and interest due. In certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $13,512 or 1.2% of MCG’s portfolio of investments as of December 31, 2005 and $17,298 or 2.0% of MCG’s portfolio of investments as of December 31, 2004.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

PIK related activity for the years ended December 31, 2005 and 2004 was as follows:

	Year Ended December 31,
	2005	2004
Beginning PIK loan balance	$17,298	$27,280
PIK interest earned during the period	12,743	10,453
Change in interest receivable on PIK loans	(39)	7
Principal payments on PIK loans	(10,337)	(12,520)
PIK loans converted to other securities	(5,724)	(7,842)
Realized loss	(429)	(80)

Ending PIK loan balance	$13,512	$17,298

Dividends

Certain of the Company’s equity investments have stated accruing dividend rates. The Company accrues dividends on its equity investments as they are earned to the extent there is sufficient value to support the ultimate payment of those dividends.

	Year Ended December 31,
	2005	2004
Beginning accrued dividend balance	$5,365	$385
Dividend income earned during the period	12,468	5,305
Payment of previously accrued dividends	—	(325)
Accrued dividends converted to other securities	(5,443)	—

Ending accrued dividend balance	$12,390	$5,365

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. MCG records the financial instruments received at fair value as determined by MCG’s board of directors. Fair values are determined using various valuation models which estimate the underlying value of the associated entity. These models are then applied to MCG’s ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through MCG’s statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. MCG had $9,062 and $12,529 of unearned fees as of December 31, 2005 and December 31, 2004, respectively. MCG recognized $9,551 and $8,690 of loan fees in income during 2005 and 2004, respectively.

Other Fees

In certain investment transactions, MCG may perform consulting or advisory services. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

In connection with providing capital to MCG’s portfolio companies, MCG often provides structuring and other advisory services concurrently with funding. In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The guidance in this issue was effective for revenue arrangements entered into after June 30, 2003. The EITF requires that deliverables be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, when there is objective and reliable evidence of the fair value of the undelivered elements, and if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated amongst the individual units based on their relative fair values. MCG’s accounting policy with respect to revenue recognition for services performed in connection with capital funding activities was consistent with the EITF consensus, therefore, adoption of this EITF consensus did not have an impact on the Company’s statement of operations or financial condition.

Valuation of Investments

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in MCG’s portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process At December 31, 2005, approximately 88% of MCG’s total assets represented investments of which approximately 94% are carried at fair value, as determined in good faith by the board of directors, and approximately 6% are carried at market value, based on readily ascertainable public market quotes at December 31, 2005. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of MCG’s investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, MCG is not permitted to provide a general reserve for anticipated loan losses. Instead, MCG must determine the fair value of each individual investment on a quarterly basis and record unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, where appropriate, MCG will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, MCG’s investment has also appreciated in value.

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

Each debt and equity investment is valued using industry valuation benchmarks, and, where appropriate, the value is assigned a discount reflecting the illiquid nature of the investment and/or MCG’s minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate MCG’s private debt or equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the date of the relevant period end. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

Securitization Transactions

Periodically, MCG transfers pools of loans to bankruptcy remote, special purpose entities for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of MCG’s overall funding, with the total face amount of the outstanding loans which have been transferred to securitization facilities totaling $596,853 and $536,503 at December 31, 2005 and December 31, 2004, respectively. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings.

Cash and cash equivalents

Cash and cash equivalents as presented in the balance sheet and the statement of cash flows includes bank checking accounts, highly liquid investments with original maturities of 90 days or less, and interest bearing deposits collateralized by marketable debt securities.

Cash, securitization accounts

Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized loans or other reserved amounts associated with the Company’s securitization facilities. The Company is required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements.

Cash, restricted

Cash, restricted includes cash that was received in exchange for the sale of an asset that is currently held in escrow.

Investments

Loans include advances to customers. Unearned income is amortized over the term of the related loan using the effective interest method for amortizing term loans and the straight-line method for revolving loans, which approximates the effective interest method. In general, MCG’s commercial loans are collateralized by all of the tangible and intangible property of its borrowers. Investments in equity securities represent MCG’s ownership of warrants and other equity interests purchased or received as part of loan arrangements. All debt and equity investments are carried at fair value with any adjustments recorded in the statement of operations, combined with adjustments in the fair value of investments in loans, as investment gains (losses)—unrealized.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Debt issuance costs

Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Total debt issuance costs, net of accumulated amortization, of $4,424 and $6,692 at December 31, 2005 and 2004, respectively, are included in other assets in the consolidated balance sheets. These costs are amortized into the consolidated statement of operations as interest expense ratably over the contractual term of the borrowing using the effective interest method.

Stock-based compensation

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For restricted common stock issued to employees for whom no performance based criteria apply, compensation expense equal to the value of the shares at the later of the grant date or the date at which all return-based forfeiture provisions lapsed or were removed, is recorded over the term of the forfeiture provisions. See Note I for further discussion of the Company’s employee stock plans.

Income taxes

Through December 31, 2001 MCG was taxed under Subchapter C of the Internal Revenue Code. MCG elected to be a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code with the filing of its federal corporate income tax return for 2002, which election was effective as of January 1, 2002. Provided that MCG continues to qualify as a RIC, its income generally will not be subject to Federal taxation to the extent such income is distributed to stockholders. The Company will be subject to U.S. federal income taxes on pre-January 1, 2012 sales of investments for which the fair value was in excess of MCG’s tax basis as of January 1, 2002, which approximated $2,788. Prior to conversion to a business development company, deferred tax assets and liabilities were determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and were measured at the enacted rates that will be in effect when these differences reverse.

Deferred tax liabilities of $377 at December 31, 2005 represent taxes on built-in gains on equity investments and are included in other liabilities in the consolidated financial statements.

Earnings per share

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing such net income by the sum of the weighted average number of shares outstanding for the period and the dilutive impact of restricted stock for which forfeiture provisions have not lapsed.

Goodwill

As of December 31, 2005 and December 31, 2004, the balance of goodwill was $6,224, and is included in other assets on the Consolidated Balance Sheets. In accordance with FAS 142, the Company has tested its intangible assets with indefinite lives for impairment and determined that there were no impairments as of those dates.

Reclassifications

Certain prior period information has been reclassified to conform to current year presentation.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123 is effective beginning with the first interim period of the fiscal year beginning after June 15, 2005. MCG will adopt SFAS No. 123R effective January 1, 2006. MCG is currently evaluating the requirements of SFAS No. 123R and expect that adoption of SFAS No. 123R will not have a material impact on the Company’s consolidated financial position and consolidated results of operations. See stock-based compensation plans in Note I.

Note B—Investments

At December 31, 2005 and 2004, investments consisted of the following:

	2005		2004
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$939,086	$934,036	$767,282	$760,489
Investments in equity securities	178,171	163,524	131,472	119,911

Total investments	1,117,257	1,097,560	898,754	880,400
Unearned income	(9,062)	(9,062)	(12,529)	(12,529)

Total investments net of unearned income	$1,108,195	$1,088,498	$886,225	$867,871

The Company’s debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 6% to 20%, a portion of which may be deferred. At December 31, 2005, approximately 71% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 29% were at fixed rates. In addition, approximately 39% of the loan portfolio has floors of between 1.25% and 3.0% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

The composition of MCG’s investments as of December 31, 2005 and 2004, at cost, was as follows, excluding unearned income:

	2005		2004
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Senior Debt	$544,449	48.7%	$626,703	69.7%
Subordinated Debt
Secured	333,080	29.8	140,379	15.6
Unsecured	61,557	5.5	200	—
Equity	178,171	16.0	131,472	14.7

Total	$1,117,257	100.0%	$898,754	100.0%

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

The composition of MCG’s investments as of December 31, 2005 and 2004, at fair value, was as follows, excluding unearned income:

	2005		2004
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Debt	$542,981	49.5%	$619,757	70.4%
Subordinated Debt
Secured	329,498	30.0	140,532	16.0
Unsecured	61,557	5.6	200	—
Equity	163,524	14.9	119,911	13.6

Total	$1,097,560	100.0%	$880,400	100.0%

Set forth below are tables showing the composition of MCG’s portfolio by industry (excluding unearned income) at cost and fair value as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Communications	$293,159	26.2%	$206,829	23.0%
Newspaper	112,646	10.1	168,844	18.8
Publishing	86,308	7.7	109,939	12.2
Information Services	75,475	6.8	73,893	8.2
Healthcare	75,038	6.7	21,616	2.4
Technology	73,389	6.6	62,758	7.0
Broadcasting	70,134	6.3	85,964	9.6
Laboratory Equipment/Instruments	52,052	4.6	—	—
Electronics	34,087	3.1	—	—
Other Media	32,773	2.9	31,750	3.5
Drugs	28,717	2.6	5,811	0.7
Business Services	22,225	2.0	1,428	0.2
Specialty Retail	20,472	1.8	23,015	2.6
Education	19,337	1.7	—	—
Auto Parts	17,003	1.5	—	—
Car Rental	13,500	1.2	5,819	0.7
Leisure Activities	13,403	1.2	5,375	0.6
Cosmetics	11,377	1.0	2,000	0.2
Home Furnishings	10,578	0.9	10,838	1.2
Commercial Services	—	—	10,000	1.1
Containers & Glass	—	—	9,816	1.1
Other(a)	55,584	5.1	63,059	6.9

Total	$1,117,257	100.0%	$898,754	100.0%

(a)	No individual industry within this category exceeds 1% of the total portfolio.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

	December 31, 2005		December 31, 2004
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications	$282,225	25.7%	$191,363	21.7%
Newspaper	112,826	10.3	169,948	19.3
Technology	81,993	7.5	63,515	7.2
Information Services	75,444	6.9	96,030	10.9
Healthcare	75,150	6.9	21,886	2.5
Publishing	72,280	6.6	84,144	9.6
Broadcasting	65,228	5.9	84,397	9.6
Laboratory Equipment/Instruments	52,052	4.7	—	—
Electronics	34,087	3.1	—	—
Other Media	33,876	3.1	31,750	3.6
Drugs	28,717	2.6	5,811	0.7
Business Services	22,225	2.1	1,428	0.2
Specialty Retail	20,472	1.9	23,015	2.6
Education	19,479	1.8	—	—
Auto Parts	17,003	1.5	—	—
Car Rental	13,500	1.2	5,819	0.7
Leisure Activities	13,403	1.2	5,375	0.6
Cosmetics	11,349	1.0	2,025	0.2
Home Furnishings	10,300	0.9	10,714	1.2
Commercial Services	—	—	10,000	1.1
Containers & Glass	—	—	9,865	1.1
Other(a)	55,951	5.1	63,315	7.2

Total	$1,097,560	100.0%	$880,400	100.0%

(a)	No individual industry within this category exceeds 1% of the total portfolio.

At December 31, 2005 and 2004 there were $16,771 and $2,045, respectively, of loans greater than 60 days past due. At December 31, 2005 and 2004, there were $12,740 and $16,003, respectively, of loans on non-accrual status.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note C—Borrowings

The following is a summary of the borrowings for the years ended December 31, 2005, and 2004:

	December 31, 2005		December 31, 2004
(dollars in thousands)	Facility amount	Amount outstanding	Facility amount	Amount outstanding
Unsecured Notes	$50,000	$50,000	$—	$—
Commercial Loan Trust 2005-2	250,000	159,181	—	—
Commercial Loan Funding Trust Facility	250,000	160,000	150,000	—
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	81,138	81,138	250,500	250,500
Series 2004-1 Class A-2 Asset Backed Bonds	31,500	31,500	31,500	31,500
Series 2004-1 Class B Asset Backed Bonds	43,500	43,500	43,500	43,500
Series 2004-1 Class C Asset Backed Bonds	15,800	15,800	—	—
Series 2001-1 Class A Asset Backed Bonds	—	—	81,500	81,500
Series 2001-1 Class B Asset Backed Bonds	—	—	35,400	35,400

Senior Secured Credit Facility	—	—	25,000	25,000

Revolving Unsecured Credit Facility	50,000	—	—	—

	$771,938	$541,119	$617,400	$467,400

The weighted average borrowings for the year ended December 31, 2005 and 2004 were $439,075 and $340,674, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred debt issuance costs and commitment fees, for the year ended December 31, 2005 and 2004 was 5.26% and 3.08%, respectively. For the above borrowings, the fair value of the borrowings approximates cost.

All of the Company’s debt facilities, except the Senior Secured Credit Facility, Revolving Unsecured Credit Facility, and the Unsecured Notes, are funded through the Company’s bankruptcy remote, special purpose, wholly owned subsidiaries, therefore their assets may not be available to the Company’s creditors. In some cases, advances under the Company’s debt facilities are subject to certain other covenants, including having sufficient levels of collateral and various restrictions on which loans the Company may leverage as collateral.

The Company borrows directly as well as indirectly through credit facilities maintained by its subsidiaries. The material terms of these facilities are outlined below.

Unsecured Notes.    On October 11, 2005, the Company issued $50,000 of investment grade five-year unsecured notes in a private placement. The notes were rated “BBB-” by Fitch Ratings, Inc. and have a fixed interest rate of 6.73% per year payable semi-annually. Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”) acted as the placement agent for the issuance.

Commercial Loan Trust 2005-2.    On June 9, 2005, the Company established, through MCG Commercial Loan Trust 2005-2, a $250,000 warehouse credit facility with Merrill Lynch Capital Corp. The warehouse credit facility allows MCG Commercial Loan Trust 2005-2 to borrow up to $250,000 subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2005-2, including cash and commercial loans transferred to the trust by the Company. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

lien loans or unsecured loans, as defined in the agreement, subject to certain limitations, including the requirement that at least 50% of the overall warehouse facility amount be secured by senior secured commercial loans. Advances under the facility bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on September 30, 2006 and may be extended under certain circumstances. As of December 31, 2005, the Company had $159,181 outstanding under the credit facility.

Commercial Loan Trust 2005-1.    On April 21, 2005, the Company established, through MCG Commercial Loan Trust 2005-1, a $100,000 warehouse credit facility with an affiliate of UBS AG. The warehouse credit facility allows MCG Commercial Loan Trust 2005-1 to borrow up to $100,000 subject to certain covenants, concentration limits and other restrictions. The warehouse credit facility was primarily secured by the assets of MCG Commercial Loan Trust 2005-1, including commercial loans transferred by the Company to the trust, and the lender had partial recourse to MCG Capital. Advances under the facility bore interest based on LIBOR plus 0.50%, and interest was payable monthly. The facility was terminated on November 30, 2005.

Commercial Loan Funding Trust Facility.    On November 10, 2004, the Company established, through MCG Commercial Loan Funding Trust, a $150,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans transferred by the Company to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Through July 29, 2005, advances under the facility bore interest based on a commercial paper rate plus 1.15%.

On July 29, 2005, the Company amended the Commercial Loan Funding Trust Facility. Pursuant to this amendment, the total facility amount was increased from $150,000 to $250,000 and the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95%. The concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. In connection with this amendment, the facility was renewed until July 28, 2006. As of December 31, 2005, the Company had $160,000 outstanding under the credit facility.

Term Securitization 2004-1.    On September 30, 2004, the Company established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397,700 of loans. The facility is secured by all of the 2004-1 Trust’s commercial loans and cash in securitization accounts, which totaled $228,047 and $406,044 as of December 31, 2005 and December 31, 2004, respectively. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2, Class B and Class C Notes. The Class A-1, Class A-2, Class B and Class C Notes are scheduled to be repaid as the Company receives principal collections on the underlying collateral.

The 2004-1 Trust issued $250,500 of Class A-1 Notes rated Aaa/AAA, $31,500 of Class A-2 Notes rated Aa1/AAA, $43,500 of Class B Notes rated A2/A and $15,800 of Class C Notes rated Baa2/BBB as rated by Moody’s and Fitch, respectively. On June 1, 2005, the Company sold the Class C securities, which had previously been retained by MCG. As of December 31, 2005, a total of $171,938 of these notes were outstanding. The Series 2004-1 Class A-1 Notes, Class A-2 Notes, Class B Notes and Class C Notes bear interest of LIBOR plus 0.43%, 0.65%, 1.30%, and 2.50%, respectively.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Senior Secured Credit Facility.    On September 10, 2004, the Company entered into a $25,000 senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). In February 2005, the aggregate available loan amount under this facility was increased to $50,000. All new advances under the credit facility were at the discretion of the lender, had a maturity of one year from the date of the advance, and bore interest at LIBOR plus 2.00% or the prime rate plus 0.50%. The credit facility was secured by a first priority security interest in our tangible and intangible assets subject to certain excluded collateral and certain permitted other liens. The credit facility contained customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity and a negative pledge. The credit facility also contained customary events of default with customary cure and notice, including, without limitation, nonpayment misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. In September 2005, this facility was amended and is now the Company’s Revolving Unsecured Credit Facility.

Revolving Unsecured Credit Facility.    On September 20, 2005, the Company amended its Senior Secured Credit Facility with HVB. Pursuant to this amendment, the credit facility is no longer secured by the Company’s assets and the facility is committed up to $50,000 on a revolving basis. In addition, this Revolving Unsecured Credit Facility allows for additional lenders with HVB acting as the agent. Advances under this credit facility bear interest at LIBOR plus 2.00% or the prime rate plus 0.50%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, and minimum cash net investment income. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. The credit facility is scheduled to mature on September 19, 2006 and is subject to annual renewal at the discretion of the agent. As of December 31, 2005, the Company had no amounts outstanding under the credit facility.

Warehouse Credit Facility.    On January 29, 2004, the Company’s wholly owned, bankruptcy remote, special purpose indirect subsidiary, MCG Commercial Loan Trust 2003-1 entered into a $200,000 secured warehouse credit facility with an affiliate of UBS AG. The Company used the warehouse credit facility to fund its origination and purchase of a diverse pool of loans, including broadly syndicated rated loans, which the Company securitized using an affiliate of the lender as the exclusive structurer and placement agent. Advances under the credit facility bore interest at LIBOR plus 0.50%. The warehouse credit facility operated much like a revolving credit facility that is primarily secured by the loans acquired with the advances under the credit facility. On September 30, 2004, the Company paid off the warehouse credit facility with the proceeds from the Term Securitization 2004-1 and terminated the facility.

Term Securitization 2001-1.    On December 27, 2001, the Company established the MCG Commercial Loan Trust 2001-1 (the “Trust”), which issued two classes of Series 2001-1 Notes. The facility was secured by all of the Trust’s commercial loans and cash in securitization accounts, which totaled $0 as of December 31, 2005 and $209,881 as of December 31, 2004. This facility was scheduled to terminate on February 20, 2013 or sooner upon full repayment of the Class A and Class B Notes. The Class A and Class B Notes were scheduled to be repaid as the Company receives principal collections on the underlying collateral.

The 2001-1 Trust issued $229,860 million of Class A Notes rated AAA/Aaa/AAA, and $35,363 of Class B Notes rated A/A2/A as rated by Standard & Poor’s, Moody’s and Fitch, respectively. This facility was terminated on December 15, 2005. As of December 31, 2005, there were no borrowings outstanding under this facility. As of December 31, 2004, $81,537 of Class A Series 2001-1 Notes and $35,363 of Class B Series 2001-1 Notes

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

were outstanding. The Class A Series 2001-1 Notes bore interest of LIBOR plus 0.60% and the Class B Series 2001-1 Notes bore interest of LIBOR plus 1.75%, and interest is payable quarterly on both.

Borrowing repayments based on the contractual principal collections of the loans which comprise the collateral would be:

2006	$362,435
2007	52,437
2008	22,853
2009	37,567
2010 and thereafter	65,827

Total	$541,119

Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

Borrowings outstanding, by interest rate benchmark, as of December 31, 2005 and December 31, 2004 were as follows:

	2005	2004
90-day LIBOR	$331,119	$467,400
Commercial Paper Rate	160,000	—
Fixed Rate	50,000	—

	$541,119	$467,400

Note D—Capital Stock

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

In 2005, MCG raised $117,015 of net proceeds by selling 8,029,500 shares of newly issued common stock. In 2004, MCG raised $100,034 million of net proceeds by selling 6,622,155 shares of newly issued common stock.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

The following table summarizes MCG’s distributions declared since January 1, 2004:

Date Declared	Record Date	Payment Date	Amount
February 16, 2006	March 16, 2006	April 27, 2006	$0.42
October 26, 2005	November 23, 2005	January 30, 2006	0.42
July 27, 2005	August 25, 2005	October 28, 2005	0.42
April 27,2005	May 26, 2005	July 28,2005	0.42
February 23, 2005	March 14, 2005	April 28, 2005	0.42
October 29, 2004	November 19, 2004	January 27, 2005	0.42
July 28, 2004	August 20, 2004	October 28, 2004	0.42
April 22, 2004	May 7, 2004	July 29, 2004	0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42

A return of capital for federal income tax purposes, which MCG calls a tax return of capital, of $0.22 per share and $0.53 per share occurred with respect to the fiscal years ended December 31, 2005 and 2004, respectively. Each year a statement on Form 1099-DIV identifying the source of the dividend (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to MCG’s stockholders. To the extent MCG’s taxable earnings fall below the total amount of MCG’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to MCG’s stockholders.

Note E—Employee Benefit Plans

MCG sponsors a contributory savings plan (“The Plan”). The Plan allows all full-time and part-time employees who work at least one thousand hours per year to participate beginning on the first day of the calendar quarter following an employee’s date of hire. MCG matches a portion of the contribution made by employees, which is based upon a percent of defined compensation, to the savings plan. Expenses related to the Plan were $265, $692, and $468 for the years ended December 31, 2005, 2004, and 2003, respectively.

MCG has created a deferred compensation plan for key executives that allows eligible employees to defer a portion of their salary and bonuses to an unfunded deferred compensation plan managed by MCG. Contributions to the plan earn interest at a rate of 2.00% over MCG’s internal cost of funds rate, as defined by the plan. Expenses related to the Plan were $56, $35, and $26 for the years ended December 31, 2005, 2004, and 2003, respectively.

Note F—Income Taxes

Through December 31, 2001 the Company was taxed under Subchapter C of the Internal Revenue Code. Effective January 1, 2002 the Company elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. The Company’s taxable income therefore generally will not be subject to Federal taxation to the extent such taxable income is distributed to stockholders and the Company annually meets certain qualification and minimum distribution requirements.

Deferred income taxes subsequent to conversion to a business development company reflect taxes on built-in gains on equity investments, which amounted to $377, $989, and $1,049 at December 31, 2005, 2004, and 2003, respectively.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

The tax cost basis of the Company’s investments as of December 31, 2005, 2004 and 2003 approximates the book cost basis. In addition, the components of stockholders’ equity on a tax basis are not materially different from components of stockholders’ equity on a book basis for the years ended December 31, 2005, 2004 and 2003.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, capital gains, or a combination thereof. Distributions paid per common share for the years ended December 31, 2005, 2004 and 2003 were taxable as follows:

	2005		2004		2003
Dividends declared during the year	$1.68		$1.68		$1.65
Dividends declared in 2002 but treated as taxable in 2003 as required by the Internal Revenue Code	—		—		0.18
Dividends declared in 2003 but treated as taxable in 2004 as required by the Internal Revenue Code	—		0.42		(0.42)
Dividends declared in 2004 but treated as taxable in 2005 as required by the Internal Revenue Code	0.42		(0.42)		—
Dividends declared in 2005 but treated as taxable in 2006 as required by the Internal Revenue Code	(0.42)		—		—

Dividends paid for tax purposes	$1.68		$1.68		$1.41

Ordinary income (a)	1.31	78.0%	1.09	64.6%	1.03	72.8%
Capital gains (a)	0.15	9.0	0.06	3.7	0.13	9.5
Return of capital (b)	0.22	13.0	0.53	31.7	0.25	17.7

Total reported on tax Form 1099-DIV (c)	$1.68	100.0%	$1.68	100.0%	$1.41	100.0%

(a)	For 2005, 2004 and 2003, ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and capital gains are reported on Form 1099-DIV in various sub-categories which have differing tax treatments to shareholders. Those subcategories have not been shown here.
(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.
(c)	Of the $0.42 per share paid on January 30, 2003, $0.18 per share is taxable in 2003 while the remaining $0.24 per share was taxable in 2002, as required by the Internal Revenue Code. The difference between taxable dividends paid and actual dividends paid in 2003 is due to the fact that distributions for 2002 included both the distribution of our taxable earnings and profits as required for companies who convert from subchapter C corporations to subchapter M corporations, as well as the distribution of our taxable income for 2002.

Distributions to stockholders in 2005, on a tax basis, were $61,582 of ordinary income, $7,136 of capital gain, and $10,221 of return of capital.

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

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

The balance of unused commitments to extend credit was $37,330 and $29,444 at December 31, 2005 and 2004, respectively. The estimated fair value of these commitments reflects the amount MCG would have to pay a counterparty to assume these obligations and was $187 and $147 at December 31, 2005 and 2004, respectively. These amounts were estimated as the amount of fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties.

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

From time to time, the Company provides guarantees or standby letters of credit on behalf of its portfolio companies. As of December 31, 2005 and 2004, the Company had guarantees and standby letters of credit of approximately $10,226 and $2,850, respectively.

Certain premises are leased under agreements which expire at various dates through 2013. Total rent expense amounted to $1,758, $1,725, and $1,414 during the years ended December 31, 2005, 2004, and 2003, respectively.

Future minimum rental commitments as of December 31, 2005 for all non-cancelable operating leases with initial or remaining terms of one year or more were as follows:

2006	$1,725
2007	1,754
2008	1,794
2009	1,806
2010 and thereafter	5,257

Total	$12,336

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

Note H—Concentrations of Credit Risk

The Company’s largest investments vary from year to year as new investments are made and investments pay off or are sold. The Company’s operating income from its investments can also vary from year to year. At December 31, 2005 and 2004, MCG’s ten largest customers represented approximately 40.3% and 39.2%, respectively, of the total fair value of its investments, and approximately 35.1% and 36.3%, respectively, of its operating income during 2005 and 2004. At December 31, 2005, the Company had two investments, Broadview Networks Holdings, Inc., or Broadview, and Cleartel Communications, Inc., or Cleartel, that represented 5% or more of the fair value of its investment portfolio. Broadview represented approximately 8.7% of the fair value of its investments at December 31, 2005 and approximately 14.6% of its operating income during 2005. Cleartel represented approximately 7.2% of the fair value of MCG’s investments at December 31, 2005, and approximately 3.1% of MCG’s operating income during 2005. In 2005, in accordance with its strategy to consolidate UNE-P CLECs, Cleartel acquired two former MCG portfolio companies, IDS Telcom, LLC and nii communications, inc.

At December 31, 2004 the Company had two investments, Bridgecom Holdings, Inc., or Bridgecom, and Superior Publishing Corporation, that represented 5% or more of the fair value of its investment portfolio. Bridgecom represented approximately 7.4% of the fair value of its investments at December 31, 2004, and approximately 13.3% of its operating income during 2004. In January 2005, Bridgecom merged with Broadview Networks Holding, Inc. Superior represented approximately 5.8% of the fair value of MCG’s investments at December 31, 2004, and approximately 5.6% of MCG’s operating income during 2004.

Note I—Employee Stock Plans

In 2001, MCG terminated its stock option plan and the option grants made thereunder. In connection with the termination of its stock option plan, MCG issued 1,539,851 shares of restricted stock. The shares of restricted stock had various time and performance based forfeiture provisions, which were scheduled to lapse as follows:

•	With respect to 303,660 of the shares, restrictions lapsed quarterly as to one-eleventh of the shares granted, from January 1, 2002 through September 30, 2004;

•	With respect to 468,750 of the shares, restrictions lapsed quarterly as to one-fifteenth of the shares granted, from January 1, 2002 through September 30, 2005;

•	With respect to 25,970 of the shares, restrictions lapsed on September 30, 2005;

•	With respect to 674,030 of the shares, restrictions lapsed on September 30, 2005, provided certain total return shareholders criteria were achieved; and

•	With respect to 67,441 of the shares, restrictions lapsed on December 4, 2001.

Subsequent to the date of grant, modifications were made to the portion of the 674,030 shares belonging to certain executive officers of MCG.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

During the first quarter of 2004, as part of MCG’s review of executive compensation, MCG’s compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions that were applicable to restricted stock of certain of MCG’s executive officers through their respective amended and restated restricted stock agreements. As a result, we recorded additional paid-in-capital and unearned compensation—restricted stock of $11,570 and $(11,570), respectively, and we also recorded long-term incentive compensation expense of $5,770 for 2004. The remainder of the compensation expense related to these shares will be amortized over the remaining service period, which ends January 1, 2008.

With respect to the 1,539,851 shares of restricted common stock issued to employees and directors in 2001, the following table sets forth the shares subject to forfeiture provisions, shares for which forfeiture provisions have lapsed and shares that have been forfeited:

	2005	2004	2003
Shares subject to forfeiture provisions	205,776	510,114	970,145
Shares not subject to forfeiture provisions	1,286,673	984,219	528,804
Shares forfeited	47,402	45,518	40,902

	1,539,851	1,539,851	1,539,851

Certain executive officers and employees issued partially non-recourse notes to MCG with an aggregate face value of $5,763 during 2001. The notes are payable at the end of a four and a half-year term, subject to acceleration, bear interest at 4.13% payable annually and are secured by all of the restricted common stock held by such employee and for some employees, for a specified time-period, additional shares of common stock the employee owns. The notes are non-recourse as to the principal amount but recourse as to the interest. Amounts due on these loans are reflected as a reduction of stockholders’ equity in the consolidated balance sheets.

For the restricted common stock for which no return-based criteria apply, compensation expense, equal to the value of the shares at the grant date, is being recorded over the term of the forfeiture provisions. In addition, dividends on all shares that serve as collateral for the notes described above will be recorded as compensation expense until such time as the loans are repaid or the shares are released as collateral. For the years ended December 31, 2005, 2004, and 2003, MCG recognized $6,523, $11,683, and $6,347, respectively, in compensation expense for restricted stock and dividends, including those shares granted to directors.

If compensation expense had been determined consistent with the method in SFAS No. 123, on a pro forma basis, MCG’s net income would have been unchanged for the years ended December 31, 2005, 2004 and 2003. Basic earnings per share would have been unchanged at $1.42 for the year ended December 31, 2005, $1.16 for the year ended December 31, 2004, and $1.28 for the year ended December 31, 2003. Diluted earnings per share would have been unchanged at $1.42 for the year ended December 31, 2005, $1.15 for the year ended December 31, 2004, and $1.28 for the year ended December 31, 2003.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note J—Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2005, 2004, and 2003:

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Basic
Net income	$68,193	$47,647	$41,975
Weighted average common shares outstanding	48,109	41,244	32,715
Earnings per common share-basic	$1.42	$1.16	$1.28
Diluted
Net income	$68,193	$47,647	$41,975
Weighted average common shares outstanding	48,109	41,244	32,715
Dilutive effect of stock options and restricted stock on which forfeiture provisions have not lapsed	22	54	24

Weighted average common shares and common stock equivalents	48,131	41,298	32,739
Earnings per common share-diluted	$1.42	$1.15	$1.28

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

Note K—Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters ended with the quarter ended December 31, 2005. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2005
(in thousands, except per share amounts)	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Operating income	$28,115	$30,158	$28,374	$32,898
Net operating income before investment gains and losses	14,491	16,430	12,887	16,707
Net income	13,058	19,880	16,695	18,560
Earnings per common share—basic and diluted	$0.29	$0.42	$0.34	$0.37

	2004
(in thousands, except per share amounts)	Qtr 1(a)	Qtr 2	Qtr 3	Qtr 4
Operating income	$22,205	$22,784	$24,837	$23,291
Net operating income before investment gains and losses	9,841	12,474	13,896	8,879
Net income	2,097	17,643	8,803	19,104
Earnings per common share—basic and diluted	$0.06	$0.44	$0.21	$0.43

(a)	The results for the first quarter of 2004 were impacted by the expense associated with modifications made to forfeiture restrictions on certain shares of restricted stock previously granted to employees. See Note I to the Consolidated Financial Statements.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share amounts)

Note L—Financial Highlights

Following is a schedule of financial highlights for the years ended December 31, 2005, 2004, 2003 and 2002:

	Year Ended December 31,
	2005	2004	2003	2002
Per Share Data:
Net asset value at beginning of period(a)	$12.22	$11.98	$11.56	$12.46
Net operating income before investment gains and losses(b)	1.26	1.10	1.45	1.57
Net realized gains (losses) on investments(b)	0.19	(0.20)	(0.60)	(0.34)
Net change in unrealized (depreciation) appreciation on investments(b)	(0.03)	0.26	0.43	(1.12)

Net income	1.42	1.16	1.28	0.11
Distributions from net investment income	(1.27)	(1.15)	(1.40)	(1.76)
Distributions from capital gains	(0.19)	—	—	—
Return of capital distributions	(0.22)	(0.53)	(0.25)	—
Antidilutive effect of stock offering on distributions	0.16	0.10	0.23	0.08
Antidilutive effect of distributions recorded as compensation expense(b)	0.04	0.06	0.06	0.09

Net decrease in stockholders’ equity resulting from distributions	(1.48)	(1.52)	(1.36)	(1.59)
Net increase in stockholders’ equity resulting from reduction in employee loans	0.02	0.01	0.01	0.03
Issuance of shares	2.35	3.13	3.06	4.29
Dilutive effect of share issuances and unvested restricted stock	(2.14)	(2.77)	(2.68)	(3.88)
Net increase in shareholders’ equity from restricted stock amortization(b)	0.09	0.23	0.11	0.14

Net increase in stockholders’ equity relating to share issuances	0.32	0.60	0.50	0.58

Net asset value at end of period(a)	$12.48	$12.22	$11.98	$11.56

Per share market value at end of period	$14.59	$17.13	$19.59	$10.77
Total return	(5.02)%	(3.98)%	97.21%	(27.13)%
Shares outstanding at end of period	53,372	45,342	38,732	31,259
Ratio/Supplemental Data:
Net assets at end of period	$666,087	$554,213	$463,950	$361,250
Ratio of operating expenses to average net assets	9.94%	9.43%	8.31%	8.56%
Ratio of net operating income to average net assets	10.19%	8.85%	11.95%	11.91%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.

Note M—Subsequent Events

Effective January 1, 2006, MCG deconsolidated its investment in Kagan Research LLC and will therefore account for this investment as a portfolio company. Prior to January 1, 2006, Kagan was accounted for as a consolidated subsidiary. As of January 1, 2006, Kagan no longer qualifies to be a consolidated subsidiary. MCG currently does not expect the deconsolidation of Kagan to have a material impact on our financial position or results of operations.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, as stated in their report which is included in this Annual Report on Form 10-K.

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, an independent registered public accounting firm, thereon are set forth under the headings “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in this Annual Report.

b.	Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report concurring with management’s assessment, which is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

c.	Changes in Internal Control Over Financial Reporting

There have been no changes in MCG’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, MCG’s internal control over financial reporting.

Item 9b.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information with respect to our executive officers is contained under the captions “Proposal I : Election of Directors”, “—Section 16(a) Beneficial Ownership Reporting Compliance” and “—Committees of the Boards of Directors” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http://www.mcgcapital.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics in a Form 8-K.

Item 11.    Executive Compensation

The information with respect to compensation of executive officers and directors is contained under the caption “Proposal I : Election of Directors—Compensation of Executive Officers and Directors” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Upon our election to be regulated as a business development company, the Company terminated its stock option plan and the option grants made thereunder and issued 1,539,851 shares of its common stock, which are restricted, to its employees and directors under its restricted stock plan. 339,144 shares of the restricted stock were purchased by certain executive officers and employees at a per share price of $17.00. As of December 31, 2005, 205,776 shares of the restricted stock were subject to various time and performance based forfeiture provisions. There are no additional shares available for issuance under our restricted stock plan. See Note I to our Notes to Consolidated Financial Statements in Item 8 for a further discussion of our restricted stock plan. For purposes of calculating earnings per common share, certain shares of restricted common stock are not included. See Note J to our Notes to Consolidated Financial Statements for a further discussion.

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

Item 13.    Certain Relationships and Related Transactions

The information with respect to certain relationships and related transactions is contained under the caption “Proposal I : Election of Directors—Certain Relationships and Transactions” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

Item 14.    Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Audit Committee Report” and “Proposal II : Ratification of Selection of Independent Auditors” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference to this item.

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

10.3

Note Purchase Agreement among MCG Commercial Loan Trust 2001-1, MCG Capital Corporation, MCG Finance III, LLC and Wachovia Securities, Inc. (formerly First Union Securities, Inc.), dated as of December 19, 2001 (Incorporated by reference to Exhibit 10.14 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.4

Trust Agreement between MCG Finance III, LLC and Wilmington Trust Company, dated as of December 1, 2001 (Incorporated by reference to Exhibit 10.15 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.5	MCG Commercial Loan Trust 2001-1 Trust Certificate, dated as of December 27, 2001 (Incorporated by reference to Exhibit 10.16 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.6	MCG Commercial Loan Trust 2001-1 Class A Note, dated as of December 27, 2001 (Incorporated by reference to Exhibit 10.17 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.7	MCG Commercial Loan Trust 2001-1 Class B Note, dated as of December 27, 2001 (Incorporated by reference to Exhibit 10.18 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.8

MCG Commercial Loan Trust 2001-1 Class C Note issued to MCG Finance III, LLC, dated as of December 27, 2001 (Incorporated by reference to Exhibit 10.19 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.9

Indenture between MCG Commercial Loan Trust 2001-1 and Wells Fargo Bank Minnesota, National Association, dated as of December 1, 2001 (Incorporated by reference to Exhibit 10.20 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.10

Commercial Loan Sale Agreement between MCG Capital Corporation and MCG Finance III, LLC, dated as of December 1, 2001 (Incorporated by reference to Exhibit 10.21 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.11

401(k) Plan (Incorporated by reference to Exhibit i.1 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

Exhibit Number	Description of Document
10.12

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

10.14

Form of Restricted Stock Agreement for administrative personnel (Incorporated by reference to Exhibit i.3 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.15

Form of Restricted Stock Agreement for staff professionals (Incorporated by reference to Exhibit i.4 to Pre-effective Amendment No.3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.16

Form of Restricted Stock Agreement for senior management (Incorporated by reference to Exhibit i.6 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.17

Form of Amended and Restated Restricted Stock Agreement for senior management (Incorporated by reference to Exhibit i.26 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004.

10.18

Amended and Restated Restricted Stock Agreement between the Company and Bryan J. Mitchell, dated March 1, 2004 (Incorporated by reference to Exhibit i.27 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.19

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

10.21

Amended and Restated Restricted Stock Agreement between the Company and Steven F. Tunney, dated March 1, 2004 (Incorporated by reference to Exhibit i.28 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.22	Promissory Note issued to Bryan J. Mitchell, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.34 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.23	Promissory Note issued to B. Hagen Saville, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.35 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.24	Promissory Note issued to Steven F. Tunney, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.36 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.25

Form of Promissory Note issued to senior management (Incorporated by reference to Exhibit i.8 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

Exhibit Number	Description of Document
10.26

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

10.28

Pledge Agreement between the Company and B. Hagen Saville, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.40 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.29

Pledge Agreement between the Company and Steven F. Tunney, dated as of November 28, 2001 (Incorporated by reference to Exhibit 10.41 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.30

Form of Pledge Agreement between the Company and employee (Incorporated by reference to Exhibit i.10 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.31

Form of Amended and Restated Promissory Note issued to senior management (Incorporated by reference to Exhibit I.10 to Pre-effective Amendment No.2 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 1, 2001).

10.32

Form of Pledge Agreement between the Company and senior management, dated as of June 24, 1998 (Incorporated by reference to Exhibit i.7 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.33	Custodial Agreement between the Company and Riggs Bank, N.A. (Incorporated by reference to Exhibit 10.45 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.34

Employment Agreement between the Company and Robert J. Merrick, dated November 28, 2001 (Incorporated by reference to Exhibit 10.47 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.35

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

10.38

Amended and Restated Employment Agreement between MCG Capital Corporation and Bryan J. Mitchell dated November 3, 2002 (Incorporated by reference to Exhibit 10.51 filed with MCG Capital’s Form 10-Q for the quarter ended September 30, 2002).

10.39

MCG Capital Corporation Swingline Note issued to Wachovia Bank, National Association (formerly First Union National Bank), dated as of February 12, 2004 (Incorporated by reference to Exhibit f.27 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

Exhibit Number	Description of Document
10.40

Employment Agreement between the Company and Michael R. McDonnell, dated July 14, 2004 (Incorporated by reference to Exhibit 10.65 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2004).

10.41

Sale and Servicing Agreement by and among MCG Commercial Loan Trust 2004-1, MCG Finance IV, LLC, MCG Capital Corporation and Wells Fargo Bank, National Association, dated as of September 30, 2004 (Incorporated by reference to Exhibit 10.66 filed with MCG Capital’s Form 10-Q for quarter ended September 30, 2004).

10.42

Indenture between MCG Commercial Loan Trust 2004-1 and Wells Fargo Bank, National Association, dated as of September 30, 2004 (Incorporated by reference to Exhibit 10.67 filed with MCG Capital’s Form 10-Q for quarter ended September 30, 2004).

10.43

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

10.44

Credit and Warehouse Agreement, dated as of April 21, 2005, among UBS AG, Stamford Branch, MCG Commercial Loan Trust 2005-1 and MCG Capital Corporation (incorporated by reference to Exhibit 10.71 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.45

Pledge, Security and Custody Agreement by and among MCG Commercial Loan Trust 2005-1, MCG Finance VI, LLC, MCG Capital Corporation, UBS AG, Stamford Branch, and Wells Fargo Bank, National Association, dated as of April 21, 2005 (incorporated by reference to Exhibit 10.72 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.46

Master Conveyance Assignment, dated as of April 21, 2005, among MCG Capital Corporation, MCG Finance VI, LLC, and MCG Commercial Loan Trust 2005-1 (incorporated by reference to Exhibit 10.73 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.47

First Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc. and Wells Fargo Bank, National Association, dated as of May 2, 2005 (incorporated by reference to Exhibit 10.74 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.48

Credit and Warehouse Agreement, dated as of June 9, 2005, among Merrill Lynch Capital Corp., MCG Commercial Loan Trust 2005-2 and MCG Capital Corporation (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on June 9, 2005).

10.49

Second Amendment to Sale and Servicing Agreement, dated as of July 29, 2005 among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.76 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2005).

10.50

Amended and Restated Revolving Credit Agreement dated as of September 20, 2005 among MCG Capital Corporation, Bayerische Hypo-Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on September 21, 2005).

10.51	Note Purchase Agreement, dated October 11, 2005 (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on October 12, 2005).

Exhibit Number	Description of Document
10.52

Third Amendment to Sale and Servicing Agreement, dated as of December 7, 2005 among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo Bank, National Association (incorporated by reference Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on December 13, 2005).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2006.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

Signature	Title	Date

/s/ BRYAN J. MITCHELL Bryan J. Mitchell	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2006

/s/ MICHAEL R. MCDONNELL Michael R. McDonnell	Chief Financial Officer (Principal Financial Officer)	February 28, 2006

/s/ JOHN C. WELLONS John C. Wellons	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2006

/s/ STEVEN F. TUNNEY Steven F. Tunney	Director, President and Chief Operating Officer	February 28, 2006

/s/ ROBERT J. MERRICK Robert J. Merrick	Director and Chief Credit Officer	February 28, 2006

/s/ KENNETH J. O’KEEFE Kenneth J. O’Keefe	Chairman of the Board and Director	February 28, 2006

/s/ EDWARD S. CIVERA Edward S. Civera	Director	February 28, 2006

/s/ JEFFREY M. BUCHER Jeffrey M. Bucher	Director	February 28, 2006

/s/ WALLACE B. MILLNER Wallace B. Millner	Director	February 28, 2006

/s/ KIM D. KELLY Kim D. Kelly	Director	February 28, 2006

MCG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Year Ended December 31, 2005
Portfolio Company (in thousands)	Investment (1)	Amount of Interest or Dividends Credited to Income (5)	As of December 31, 2004 Fair Value	Gross Additions (2)	Gross Reductions (3)	As of December 31, 2005 Fair Value
Control Investments
Broadview Networks Holdings, Inc. (6)	Debt	$4,483	$—	$42,993		$42,993
	Series A Preferred Stock	10,538	—	52,137		52,137
	Common Stock
Cleartel Communications, Inc. (6)	Debt	3,331	26,586	11,620		38,206
	Preferred Stock			40,684		40,684
Copperstate Technologies, Inc.	Debt	134	1,060	212		1,272
	Class A Common Stock		1,823		$(877)	946
	Common Stock		—			—
Crystal Media Network, LLC	Debt (4)		1,060		(113)	947
	LLC Interest		4,802		(3,705)	1,097
ETC Group, LLC	Debt	89	1,200	57	(1,257)	—
	Series A LLC Interest		—	503	(380)	123
	Series C LLC Interest		—			—
Fawcette Technical Publications Holding	Debt	1,621	16,485		(2,803)	13,682
	Series A Preferred Stock		—			—
	Common Stock		—			—
Helicon Cable Holdings, LLC	Debt	155	—	15,822		15,822
	Preferred LLC Interest	65	—	8,316		8,316
Midwest Tower Partners, LLC	Debt	2,413	16,143	670		16,813
	Preferred LLC Interest	351	1,770	351		2,121
	Common LLC Interest		201	1,131		1,332
Platinum Wireless, Inc.	Debt	48	777		(388)	389
	Common Stock		4,168	337		4,505
	Option to purchase		84	14		98
Superior Publishing Corporation	Debt	4,675	41,164	750	(1,014)	40,900
	Preferred Stock		8,975		(430)	8,545
	Common Stock		494		(494)	—
Telecomm South, LLC	Debt (4)		748	620	(268)	1,100
	LLC Interest		—	1	(1)	—
West Coast WirelessLines LLC	LLC Interest		—	851		851
Working Mother Media, Inc.	Debt (4)		7,526	1,050		8,576
	Class A Preferred Stock		4,796	1,000	(1,604)	4,192
	Class B Preferred Stock
	Class C Preferred Stock
	Common Stock
Income from Control Investments
disposed of during the year		2,858

Total Control Investments		$30,761				$305,647

Affiliate Investments
iVerify. US Inc.	Debt	$5	$—	$75		$75
	Common Stock		—			—
On Target Media, LLC	Debt	3,668	30,243	1,023		31,266
	Class A LLC Interest		1,508	1,102		2,610
	Class B LLC Interest		—			—
Sunshine Media Delaware, LLC	Debt	1,307	8,563	4,152	$(510)	12,205
	Class A LLC Interest		—			—
Income from Affiliate Investments
disposed of during the year		765

Total Affiliate Investments		$5,745				$46,156

This schedule should be read in conjunction with the Company’s Consolidated Financial Statements, including the Consolidated Statement of Investments and Note B to the Consolidated Financial Statements.

(1) Common stock, warrants, options, and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Consolidated Schedule of Investments as of December 31, 2005.

(2) Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(3) Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(4) Debt is on non-accrual status at December 31, 2005, and is therefore considered non-income producing.

(5) Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively.

(6) The gross additions related to these portfolio companies during 2005 were primarily related to merger and acquisition activity. The additions include both cash additions and the exchange of existing securities for new securities.

** Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.