Form 10-K/A
period 2005-12-31
MCG CAPITAL CORP
filed 2006-04-28
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

PRELIMINARY NOTE

This Form 10-K/ A is being filed by MCG Capital Corporation (the “Company”) to report Part III information in lieu of the incorporation of such information by reference to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Certain information, as of April 27, 2006, with respect to each of the directors, is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each nominee holds, and the year in which each nominee became a director of the Company. Certain of our directors who are also officers of the Company may serve as directors of, or on the boards of managers of, certain of our portfolio companies. The business address of each director listed below is 1100 Wilson Boulevard, Suite 3000, Arlington, VA 22209.

Independent Directors

The following directors are considered independent for purposes of the Investment Company Act of 1940.

Name	Age	Background Information

Jeffrey M. Bucher	73	Since 2001, Mr. Bucher has been employed at Kozusko Harris Vetter Wareh, LLP, a law firm, where he is of counsel. From 1999 to 2000, Mr. Bucher was employed at Lillick & Charles, LLP (currently Nixon Peabody LLP), a law firm where he was a partner. From 1993 to 1999, Mr. Bucher was employed at Bryan Cave, LLP, a law firm, where he was of counsel. From 1972 to 1976, Mr. Bucher served as a Member of the Board of Governors of the Federal Reserve System.

Edward S. Civera	55	Edward S. Civera is a business executive with over 30 years of experience in operations, accounting and finance. He is currently the chairman of the board of directors of HealthExtras, Inc., a pharmacy benefit management company, a member of the board of directors of MedStar Health, a non-profit healthcare organization and a member of the board of directors of The Mills Corporation, a developer, owner and manager of a portfolio of retail destinations. From 1997 to 2001, Mr. Civera was the Chief Operating Officer and Co-Chief Executive Officer of United Payors & United Providers, Inc. Prior to that, Mr. Civera spent 25 years with Coopers & Lybrand (now PricewaterhouseCoopers LLP), the last 15 years as both a partner and managing partner focused on financial advisory and auditing services.

Kim D. Kelly	49	Ms. Kelly serves on the board of directors of Arroyo Video Solutions, Inc., a software company serving video service providers, where she served as the President and Chief Executive Officer from July 2004 until March 2005. From 1990 to 2003, Ms. Kelly was employed by Insight Communications Company, Inc., where she was President from August 2002 to 2003, Chief Operating Officer from January 1998 to 2003 and Executive Vice President and Chief Operating Officer from 1990 to January 2002. From August 2002 to 2003, she also served as Chief Executive Officer of Insight Midwest, L.P. Ms. Kelly also serves as a director of Bank of New York Hamilton Funds.

Name	Age	Background Information

Wallace B. Millner, III	66	Mr. Millner served as the Chairman of our board from November 2002 to February 2005 and from 1998 through May 2001. From 1973 to 1997, Mr. Millner served in various executive positions at Signet Banking Corporation, a bank holding company, including Vice Chairman, and Chief Financial Officer.

Kenneth J. O’Keefe	51	Mr. O’Keefe has been Chairman of our board since February 2005. He currently is a Managing Director of Vestar Capital Partners, a private equity firm. From July 2003 until 2006, he was Chief Executive Officer of NewVen Partners, LLC, a private investment firm, which he founded. Prior to July 2003, Mr. O’Keefe held executive positions with several large media companies over an 18 year career, including Pyramid Communications, Inc. where he served as Executive Vice President, Chief Financial Officer and Board Member, Evergreen Media Corporation as Executive Vice President of Operations and Board Member, Chancellor Media Corporation as Executive Vice President of Operations, AMFM, Inc. as Chief Executive Officer, President and Chief Operating Officer, Clear Channel Communications, Inc. as President and Chief Operating Officer of its radio division and Infinity Broadcasting as Executive Vice President.

Interested Directors

Messrs. Mitchell, Tunney and Merrick are interested persons as defined in the Investment Company Act of 1940 due to their positions as officers of MCG.

Name	Age	Background Information

Robert J. Merrick	61	Mr. Merrick has served as our Chief Credit Officer since 1998. Mr. Merrick was employed at Signet Bank where he served as Executive Vice President and Chief Credit Officer from 1985 to 1997. Mr. Merrick serves on the board of directors of Bank of Richmond.

Bryan J. Mitchell	45	Mr. Mitchell has served as our Chief Executive Officer since 1998 and also served as our President from 1998 to May 2001. Mr. Mitchell was Chairman of our board from May 2001 until November 2002. From 1997 to 1998, Mr. Mitchell was employed at First Union National Bank, which acquired Signet Bank in 1997. From 1988 to 1997, Mr. Mitchell was employed by Signet Bank where he served as a Senior Vice President.

Steven F. Tunney	45	Mr. Tunney has served as our President since May 2001, and as our Chief Operating Officer since 1998. Prior to becoming our President, he served as our Chief Financial Officer and Secretary from 1998 to 2000 and our Treasurer from 1998 to 2002. From 1997 to 1998, Mr. Tunney was employed at First Union National Bank, which acquired Signet Bank in 1997. From 1996 to 1997, Mr. Tunney was employed at Signet Bank where he served as a Vice President.

Executive Officers Who Are Not Directors

The following information pertains to our executive officers who are not directors of MCG. Certain of our executive officers, including Messrs. Mitchell and Tunney, serve as directors, managers, and/or officers of certain of our subsidiaries and portfolio companies.

Name	Age	Background Information

Michael R. McDonnell	42	Mr. McDonnell has served as our Executive Vice President, Chief Financial Officer and Treasurer since September 2004. From August 2000 to August 2004, Mr. McDonnell was employed by EchoStar Communications Corporation, where he served as Executive Vice President and Chief Financial Officer from July 2004 to August 2004 and as Senior Vice President and Chief Financial Officer from August 2000 to July 2004. From August 1986 to August 2000, Mr. McDonnell was employed by PricewaterhouseCoopers LLP where he was a partner since 1996. Mr. McDonnell also serves on the board of directors of HealthExtras, Inc., a pharmacy benefit management company.

Samuel G. Rubenstein	44	Mr. Rubenstein has served as our Executive Vice President, General Counsel and Secretary since 2000. From 1993 to 2000, Mr. Rubenstein was employed at Bryan Cave, LLP, a law firm, where he was a partner since 1996.

B. Hagen Saville	44	Mr. Saville has served as our Executive Vice President of Business Development since 1998. From 1997 to 1998, Mr. Saville was employed at First Union National Bank, which acquired Signet Bank in 1997. From 1994 to 1997, Mr. Saville was employed at Signet Bank where he served as Vice President.

John C. Wellons	34	Mr. Wellons has served as our Chief Accounting Officer since May of 2004, as a Senior Vice President since March 2006 and as a Vice President since July 2002. Mr. Wellons also served as our Director of Financial Accounting from July 2002 to May 2004, and as our Assistant Vice President and Director of Corporate Finance from October 2000 to July 2002. From June 2000 to October 2000, Mr. Wellons served as our Assistant Controller—Financial Accounting. Prior to joining MCG, Mr. Wellons was employed by Ernst & Young LLP from December 1996 to May 2000.

Meetings of the Board of Directors and Committees

Our board of directors has established an audit committee, a compensation committee, an investment committee, a nominating committee and a valuation committee. During 2005, our board of directors held 13 board meetings and also acted by written consent. All directors attended at least 75% of the aggregate number of meetings of the respective boards and of the respective committees on which they served. We require each director to make a diligent effort to attend all board and committee meetings, as well as each Annual Meeting of Stockholders. All of the members of our board of directors were present at our 2005 Annual Meeting of Stockholders.

We have designated Kenneth J. O’Keefe as the presiding director to preside at all executive sessions of non-management directors. Executive sessions of non-management directors are held at least twice a year. Stockholders may communicate with Mr. O’Keefe by writing to Board of Directors, MCG Capital Corporation, 1100 Wilson Boulevard, Suite 3000, Arlington, VA 22209.

Audit Committee

The audit committee selects our independent auditors, reviews with such independent auditors the planning, scope and results of their audit of our financial statements and the fees for services performed, reviews with the independent auditors the adequacy of internal control systems, reviews our annual financial statements and reviews our audit reports and financial statements. The audit committee operates pursuant to a charter approved by the board of directors, which was amended as of May 25, 2005. The audit committee currently consists of Messrs. Millner and Bucher and Ms. Kelly, all of whom are considered independent under the rules promulgated by the Nasdaq Stock Market. Our board of directors has determined that Mr. Millner is an “audit committee financial expert” as defined under Item 401 of Regulation S-K of the Securities and Exchange Act of 1934. Mr. Millner meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act, and, in addition, is not an “interested person” of MCG Capital, as defined in Section 2(a)(19) of the Investment Company Act of 1940. The audit committee met 10 times during 2005.

Compensation Committee

The compensation committee determines the compensation for our officers based upon recommendations from management. The compensation committee administers our restricted stock arrangements with our officers and employees. The compensation committee currently consists of Ms. Kelly and Messrs. Bucher, Civera, Millner and O’Keefe. The compensation committee met eight times during 2005 and acted by written consent.

Investment Committee

The investment committee must approve certain significant investments as determined, from time to time, by our board of directors and its investment committee. The investment committee currently consists of Messrs. Mitchell, Tunney, Civera, Merrick and O’Keefe and Ms. Kelly. The investment committee met 19 times during 2005.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee nominates to the board of directors for consideration candidates for election as directors to the board of directors. The nominating and corporate governance committee will consider qualified director nominees recommended by stockholders when such recommendations are submitted in accordance with the Company’s bylaws and any other applicable law, rule or regulation regarding director nominations. When submitting a nomination to the Company for consideration, a stockholder must provide certain information about each person whom the stockholder proposes to nominate for election as a director, including: (i) the name, age, business address and residence address of the person; (ii) the principal occupation or employment of the person; (iii) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by the person; and (iv) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

In evaluating director nominees, the nominating and corporate governance committee considers the following factors:

•	the appropriate size and composition of our board of directors;

•	our needs with respect to the particular talents and experience of our directors;

•	the knowledge, skills and experience of nominees in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of our board of directors;

•	familiarity with national and international business matters;

•	experience with accounting rules and practices;

•	appreciation of the relationship of our business to the changing needs of society; and

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

The nominating and corporate governance committee’s goal is to assemble a board of directors that brings us a variety of perspectives and skills derived from high quality business and professional experience.

Other than the foregoing there are no stated minimum criteria for director nominees, although the nominating and corporate governance committee may also consider such other factors as it may deem are in the best interests of the Company and its stockholders. The nominating and corporate governance committee also believes it appropriate for certain key members of our management to participate as members of the board of directors.

The nominating and corporate governance committee identifies nominees by first evaluating the current members of the board of directors willing to continue in service. Current members of the board of directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the board of directors with that of obtaining a new perspective. If any member of the board of directors does not wish to continue in service or if the nominating and corporate governance committee or the board of directors decides not to re-nominate a member for re-election, the nominating and corporate governance committee identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the nominating and corporate governance committee and board of directors are polled for suggestions as to individuals meeting the criteria of the nominating and corporate governance committee. Research may also be performed to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees although we reserve the right in the future to retain a third party search firm, if necessary. The nominating and corporate governance committee is also responsible for identifying replacements for Messrs. Mitchell, Merrick, Tunney or Saville, if at any time any such officer is no longer employed by us. Nominations of persons for election to the board of directors by stockholders at the 2006 annual meeting of stockholders must be made pursuant to the advance notice procedures set forth in our bylaws. The nominating and corporate governance committee operates pursuant to a charter approved by the board of directors as of April 22, 2004. The current members of the nominating and corporate governance committee are Messrs. Bucher, O’Keefe, Civera and Millner and Ms. Kelly, each of whom is not an interested person under the 1940 Act. The nominating committee met four times during 2005.

Valuation Committee

The valuation committee establishes guidelines and makes recommendations to our board of directors regarding the valuation of our loans and investments. The current members of the committee are Messrs. Bucher, Millner, Civera and Tunney. The valuation committee met five times during 2005.

Communication with the Board of Directors

Stockholders with questions about MCG Capital are encouraged to contact our Investor Relations department. However, if stockholders feel their questions have not been addressed, they may communicate with our board of directors by sending their communications to MCG Capital Corporation Board of Directors, c/o Corporate Secretary, 1100 Wilson Boulevard, Suite 3000, Arlington, VA 22209. All stockholder communications received by our Corporate Secretary in this manner will be delivered to one or more members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during 2005 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Ethics and Business Conduct

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http://www.mcgcapital.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics in a Form 8-K.

Item 11.    Executive Compensation

The following table sets forth compensation earned from us during the year ended December 31, 2005 by our three highest paid officers and each of the members of our credit committee, and paid during the year ended December 31, 2005 to all of our directors (collectively, the “Compensated Persons”) in each capacity in which each Compensated Person served. Certain of the Compensated Persons served as both officers and directors.

Compensation Table

Name and Position	Aggregate Compensation from the Company(a)	Restricted Stock($)(b)		Pension or Retirement Benefits Accrued as Part of the Company’s Expenses(a)	Directors Fees Paid by the Company
Interested Directors
Bryan J. Mitchell	$582,471	—	(c)	—	$—
Chief Executive Officer and Director
Steven F. Tunney	556,986	—	(d)	—	—
President, Chief Operating Officer and Director
Robert J. Merrick	340,221	—	(e)	—	—
Chief Credit Officer and Director
Independent Directors
Wallace B. Millner, III	86,589	—		—	86,589	(g)
Director
Kim D. Kelly	67,110	—		—	67,110	(g)
Director
Jeffrey M. Bucher	65,000	—		—	65,000	(g)
Director
Kenneth J. O’Keefe	86,301	—		—	86,301	(g)
Chairman of the Board
Edward S. Civera	1,563	—		—	1,563	(g)
Director
Officers
Michael R. McDonnell	1,966,971	—		—	—
Executive Vice President & Chief Financial Officer
B. Hagen Saville	531,855	—	(f)	—	—
Executive Vice President
William B. Ford	689,986	—		—	—
Managing Director and Vice President

(a)	The following table provides detail as to aggregate compensation for 2005 as to our three highest paid officers:

	Salary	Bonus	Employer 401(k) Contributions
Mr. Mitchell	$428,601	$147,570	$6,300
Mr. Ford	230,766	452,920	6,300
Mr. McDonnell	424,633	1,538,138	4,200

Each officer’s bonus includes the officer’s entire bonus earned during 2005. The total amount of compensation deferred by Messrs. Mitchell, Ford and McDonnell under our deferred compensation plan in 2005 was $0, $0 and $0, respectively. The amounts listed under “Employer 401(k) Contributions” for each officer include matching contributions and additional discretionary contributions.

(b)	During 2005 no options were granted to compensated persons. Upon our election to be regulated as a business development company, we terminated our stock option plan and the grants thereunder. In connection with the termination of our stock option plan, we issued 1,539,851 shares of restricted common stock, 1,458,912 of which remain outstanding. The aggregate fair market value of the outstanding shares was approximately $21,285,526 as of December 31, 2005 to our employees and directors under our restricted stock plan prior to becoming a business development company. These employees and directors have all the rights of common stockholders in connection with these shares of restricted stock, including the right to vote the shares and to receive dividends. See “Restricted Stock Awards and “Employment Agreements” for a discussion of the terms and conditions of the restricted stock, including forfeiture restrictions.
(c)	Mr. Mitchell held 363,693 shares of restricted stock with a fair market value of $5,306,281 as of December 31, 2005. See “Restricted Stock Awards.”
(d)	Mr. Tunney held 294,078 shares of restricted stock with a fair market value of $4,290,598 as of December 31, 2005. See “Restricted Stock Awards.”
(e)	Mr. Merrick held 43,738 shares of restricted stock with a fair market value of $638,137 as of December 31, 2005. See “Restricted Stock Awards.”
(f)	Mr. Saville held 236,951 shares of restricted stock with a fair market value of $3,457,115 as of December 31, 2005. See “Restricted Stock Awards.”
(g)	Consists only of directors’ fees paid by the Company during 2005. Such fees are also included in the column titled “Aggregate Compensation from the Company.”

Compensation of Directors

Each non-employee director receives an annual retainer of $25,000. In addition, members of the audit committee each receive an annual fee of $25,000, members of the investment committee each receive an annual fee of $25,000, members of the valuation committee each receive an annual fee of $25,000, members of the compensation committee each receive an annual fee of $25,000, and the chairman of our board of directors receives an annual fee of $25,000. Directors who are our employees do not receive additional compensation for service as a member of our board of directors.

Restricted Stock Awards

Upon our election to be regulated as a business development company, we terminated our stock option plan and the option grants made thereunder. In connection with the termination of our stock option plan, we issued 1,539,851 shares of our common stock, which are restricted, to our employees and directors prior to becoming a business development company. These employees and directors have all the rights of common stockholders in connection with these shares of restricted stock, including the right to vote the shares and to receive dividends. The total number of shares issued for the termination of the stock option plan was based upon the Black-Scholes option-pricing model and assumptions approved by our board of directors.

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

Subsequent to the date of grant, modifications were made to the portion of the 674,030 shares belonging to certain of our executive officers.

In the first quarter of 2004, as part of a review of our executive compensation, our compensation committee waived the performance-based forfeiture restrictions and modified the time-based forfeiture provisions that were applicable to restricted stock of certain of our executive officers through their respective amended and restated restricted stock agreements. The discussion of the restricted stock awards below reflects these changes.

With respect to the 1,539,851 shares of restricted common stock issued to employees and directors in 2001, the following table sets forth the shares subject to forfeiture provisions, shares for which forfeiture provisions have lapsed and shares that have been forfeited:

	2005		2004	2003
Shares subject to forfeiture provisions	205,776	(a)	510,114	970,145
Shares not subject to forfeiture provisions	1,286,673		984,219	528,804
Shares forfeited	47,402		45,518	40,902

	1,539,851		1,539,851	1,539,851

(a)	With respect to the 205,776 shares, which are held by Messrs. Mitchell, Tunney, Saville and Rubenstein and Janet C. Perlowski (our former Chief Financial Officer), forfeiture restrictions lapsed as to 30% of the 587,931 shares subject to the modifications made in 2004 initially granted to such officer and 20% per year, on a quarterly basis beginning April 1, 2004, for three years, and forfeiture restrictions will lapse as to 10% of the 587,931 shares initially granted to such officer during the fourth year, on a quarterly basis.

The restricted common stock also is subject to various provisions relating to the lapsing of the forfeiture provisions in the event of termination of employment, death or disability. Upon a change of control of MCG Capital, all forfeiture restrictions will lapse with respect to the restricted common stock. Forfeiture provisions will lapse for Mr. Mitchell’s restricted common stock in the event of termination due to death or disability.

We have been granted an exemptive order of the Securities and Exchange Commission to permit us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees and directors. We believe that the particular characteristics of our business, the dependence we have on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel in the form of restricted stock. The issuance of restricted shares of our common stock will require the approval of our stockholders, which we currently intend to seek at our 2006 Annual Meeting of Stockholders.

Employment Agreements

We entered into employment agreements and restricted stock agreements with Messrs. Mitchell, Tunney, Merrick and Saville on November 28, 2001. Messrs. Tunney’s, Saville’s and Merrick’s employment agreements expired on November 28, 2005.

The employment agreements of Messrs. Mitchell, Tunney and Saville were amended by their respective amended and restated restricted stock agreements with respect to the treatment of certain of their shares of restricted common stock. Such amended and restated restricted stock agreements remain in effect. Mr. Mitchell’s employment agreement was amended on November 3, 2002 to make the agreement “at will” and to make certain other changes. We entered into an employment agreement with Mr. McDonnell on July 14, 2004, which became effective on September 1, 2004. The term of Mr. McDonnell’s agreement is four years. The term of Mr. McDonnell’s agreement will end earlier if the executive resigns, is disabled, dies or is terminated by us for any reason. However, in the event of a change in control (as defined in the employment agreements) during the last year of the agreement, Mr. McDonnell’s employment agreement will not expire for a period of twelve months after the occurrence of the change in control so long as the executive agrees to such extension.

The employment agreements for Messrs. Mitchell and McDonnell provide for an annual base salary as determined by our board or directors or its compensation committee. In addition, the executives are entitled to participate in any incentive compensation program instituted by us. The agreements also provide for employee benefits available to other employees of the Company and the reimbursement of out-of-pocket expenses. The agreements for Messrs. Mitchell, Tunney and Saville, by reference in the amended and restated restricted stock agreements, also, in a number of circumstances, govern the forfeiture restrictions with respect to the restricted stock granted to these executives in connection with the termination of our stock option plan.

Pursuant to the employment agreements, if Mr. Mitchell’s employment is terminated by us or Mr. Mitchell for any reason (other than death or disability), or if Mr. McDonnell’s employment is terminated by us for cause or by disability, death or by the executive (other than for “good reason” as defined in his employment agreement), the executive would be entitled to receive, among other things, his accrued but unpaid base salary, bonuses, reimbursable expenses and benefits. In addition, the executive will generally forfeit any shares of restricted common stock, if any, as to which the forfeiture restrictions have not lapsed, with certain exceptions. If Mr. Mitchell’s employment terminates due to death or disability, all of his shares of restricted common stock will become immediately non-forfeitable.

If Mr. McDonnell terminates his employment for good reason (as defined in his employment agreement), or if we terminate his employment other than for cause (as defined in his employment agreement), death or disability, the executive will be entitled to receive, among other things, two times the sum of his highest annual base salary in the then current year or during the prior three years, his average bonus for the past three years, paid in 24 equal monthly installments and payment of certain cash incentive bonuses. In addition, the executive will be entitled to receive his accrued but unpaid base salary, bonuses, reimbursable expenses and benefits. The executive will be entitled to receive benefits under any group health and life insurance for two years after termination. If termination occurs after a change in control, the executive will be entitled to base salary and benefits under group health and life insurance plans in effect immediately prior to the change in control, if greater.

Pursuant to the terms of their amended and restated restricted stock agreements, if either Mr. Tunney or Mr. Saville terminates his employment for good reason, or if we terminate the executive’s employment other than for cause, death or disability or other than with a vote of more than 50% of the number of directors constituting the entire board of directors, the forfeiture restrictions on all of the shares of restricted common stock will immediately lapse. If we terminate Mr. Tunney’s or Mr. Saville’s employment other than for cause, death or disability, but with a vote of more than 50% of the number of directors constituting the entire board of directors, the forfeiture restrictions on a certain portion of the shares of restricted common stock will immediately lapse. “Good reason” includes, among other things, (i) certain changes in the executive’s status, title, position or responsibilities, (ii) a reduction in the executive’s base salary not proportionally applicable to all employees, or (iii) for Mr. Tunney, if he is not reelected to our board of directors.

If Mr. Mitchell terminates his employment or we terminate his employment for any reason (other than for death or disability), then Mr. Mitchell will be entitled to receive, among other things, an amount equal to his monthly base salary immediately prior to the termination date for three months, payable in 12 equal monthly installments. In addition, Mr. Mitchell will be entitled to receive his accrued but unpaid base salary, bonuses, reimbursable expenses and benefits. Mr. Mitchell would be entitled to receive benefits under any group health and life insurance for two years after termination. As previously discussed, forfeiture provisions will lapse for Mr. Mitchell’s restricted common stock in the event of termination due to death or disability.

If Mr. McDonnell does not enter into a new or an amended employment agreement upon a change in control, the term of the agreement will end and the executive will be entitled to receive, among other things, two times the sum of his highest annual base salary in the then current year or during the prior three years and his average bonus for the past three years, paid in 24 equal monthly installments. In addition, the executive will be entitled to receive his accrued but unpaid base salary, bonuses, reimbursable expenses and benefits. The executive will be entitled to receive benefits under any group health and life insurance plans for two years after termination. However, if the change in control occurs during the last year of the agreement, the employment agreement shall not expire for a period of twelve months after the occurrence of the change in control so long as the executive agrees to such extension. In such case, the executive will not be entitled to any further payments or benefits.

In the event of a change of control, the forfeiture provisions in Messrs. Tunney and Saville’s shares of restricted common stock lapse. In addition, Mr. Mitchell’s employment agreement, as amended, provides that our board of directors may determine not to vest some or all of Mr. Mitchell’s restricted common stock upon the occurrence of a change of control.

The employment agreement prohibits the executive, during his employment with us and for a period of two years after the executive’s termination of employment for any reason, from soliciting any of our employees, clients and certain prospective clients. The employment agreement also prohibits the executive, during his employment with us and for a period of two years after the termination of Mr. McDonnell’s employment for any reason, other than as a result of expiration of the term, or one year after the termination of Mr. Mitchell’s employment for any reason from engaging in any business or activity that competes with us. The agreement also requires that the executive protect our confidential information. If the executive or his subsequent employer successfully challenges the enforceability of the non-compete and/or non-solicitation provisions of the employment agreement, then the severance amount and the severance period, including the severance benefit period will be reduced proportionately to the time period that such non-compete and non-solicitation restrictions actually remain in effect.

An executive is also entitled to receive payments in the amount of any excise tax imposed under Sections 4999 and 280G of the Internal Revenue Code of 1986 as a result of a change of control in accordance with Section 280G.

Messrs. Mitchell and Saville currently have loans outstanding to us with respect to prior purchases of restricted stock. Mr. Mitchell’s employment agreement requires that he use the dividends on his shares of restricted stock, net of taxes, to repay his existing indebtedness to us. See “Certain Relationships and Transactions.”

We currently expect to enter into employment agreements with Messrs. Tunney, Saville and Merrick similar to that of Mr. McDonnell described above.

Severance Agreements

In addition, we have entered into severance agreements with certain of our officers, including our Executive Vice President and General Counsel, Samuel G. Rubenstein and our Senior Vice President and Chief Accounting Officer John C. Wellons. Mr. Rubenstein’s severance agreement provides that if he terminates his employment for good reason (as defined in his severance agreement), or if we terminate his employment other than for cause (as defined in his severance agreement), death or disability, Mr. Rubenstein will be entitled to receive, among other things, the amount of his highest monthly base salary during the current or past two years for a period of 12 months payable within 45 days after the date of his termination and a bonus amount equal to half of the bonuses received or earned by Mr. Rubenstein during the last two years of his employment. Mr. Wellons’ severance agreement provides that if he terminates his employment for good reason (as defined in his severance agreement), or if we terminate his employment other than for cause (as defined in his severance agreement), death or disability, Mr. Wellons will be entitled to receive, among other things, the amount of his highest monthly base salary during the current or past two years for a period of 12 months payable monthly after the date of his termination. If Mr. Rubenstein or Mr. Wellons terminates his employment for good reason, or if we terminate his employment other than for cause, he will forfeit any Tier I, Tier II and Tier III restricted common stock for which forfeiture restrictions would not have lapsed within 12 months of the end of the three month period at which his employment terminated. The agreements prohibit Messrs. Rubenstein and Wellons, during their employment with us and for a period of two years after their termination of employment for any reason, from soliciting any of our employees, clients and certain prospective clients. The agreement also prohibits Messrs. Rubenstein and Wellons, during their employment with us and for a period of 12 months after their termination of employment for any reason, from engaging in any business or activity that competes with us as long as they are receiving benefits pursuant to their severance agreement.

Bonus Awards

We pay discretionary cash bonus awards to our employees annually. The awards have been based on individual performance. The total amount of awards made annually has varied depending on our financial results and other factors that our compensation committee has deemed appropriate. We intend to continue this arrangement under terms and conditions that our compensation committee will determine. Pursuant to his employment agreement, Mr. McDonnell received a guaranteed minimum bonus of $200,000 for the year ended December 31, 2004, $300,000 for the year ended December 31, 2005, and he will receive $350,000 for the year ending December 31, 2006 as well as certain periodic cash incentive bonuses. See “—Employment Agreements.”

Deferred Compensation Plan

During 2000, we created a deferred compensation plan for key executives which allows eligible employees to defer a portion of their salary and bonus to an unfunded deferred compensation plan that we manage. Our managing directors and executive officers are eligible to participate in the plan. Contributions to the plan earn interest at a rate of 2% over our internal cost of funds rate, as defined by the plan. The plan became effective on October 1, 2000.

401(k) Plan

We maintain a 401(k) plan for the benefit of our employees. Employees have the opportunity to contribute pre-tax salary deferrals into the 401(k) plan up to $15,000 annually for the 2006 plan year, and to direct the investment of these contributions. Plan participants who have reached the age of 50 prior to during the 2006 plan year will be eligible to defer an additional $5,000 during 2006. In addition, for the 2006 plan year, we expect to contribute up to 3% (a 50% match of the employees contributions, up to a 6% contribution level) of each participant’s eligible compensation for the year, up to a maximum compensation of $220,000, to each participant’s plan account on the participant’s behalf, which vests annually on a straight line basis over the employee’s first five years of employment. Our board of directors may also, at its sole discretion, make additional contributions to our employees’ 401(k) plan accounts, which vest on the same basis as other employer contributions.

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

The following table sets forth, as of April 24, 2006, the beneficial ownership of each director, the Company’s executive officers, each person known to us to beneficially own more than 5% of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon Schedule 13G filings by such persons with the Securities and Exchange Commission and other information obtained from such persons.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 1100 Wilson Boulevard, Suite 3000, Arlington, Virginia 22209.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class(a)

Eubel Brady and Suttman Asset Management, Inc. (b) 7777 Washington Village Drive Suite 210 Dayton, OH 45459	3,015,207	5.6%

U.S. Trust Corporation(c) 114 W. 47 Street New York, NY 10036	2,987,057	5.6

Interested Directors

Bryan J. Mitchell(d)	446,652	*

Steven F. Tunney(e)	364,095	*

Robert J. Merrick(f)	86,438	*

Independent Directors

Wallace B. Millner, III(g)	83,664	*

Jeffrey M. Bucher	3,500	*

Kim D. Kelly	2,000	*

Kenneth J. O’Keefe	11,047	*

Edward S. Civera	—	*

Executive Officers

Michael R. McDonnell	500	*

Samuel G. Rubenstein(h)	101,570	*

B. Hagen Saville(i)	321,968	*

John C. Wellons(j)	846	*

Executive officers and directors as a group	1,422,280	2.7

*	Represents less than one percent.
(a)	Based on a total of 53,374,565 shares of the Company’s common stock issued and outstanding on April 24, 2006.

(b)	Ronald L. Eubel, Mark E. Brady, Robert J. Suttman, William E. Hazel and Bernard J. Holtgrieve may, as a result of their ownership in and positions with Eubel Brady and Suttman Asset Management, Inc. (“EBS”) and other affiliated entities, be deemed to be indirect beneficial owners of the equity securities held by EBS and one affiliated entity, EBS Partners, LP. Messrs. Eubel, Brady, Suttman, or Holtgrieve disclaim beneficial ownership of the securities according to their Schedule 13G filed with the SEC.
(c)	According to their Schedule 13G dated February 13, 2006, U.S. Trust Corporation is a wholly-owned direct subsidiary of The Charles Schwab corporation. Each entity files reports completely separate and independent from the other. Neither entity shares with the other any information and/or power with respect to either the voting and/or disposition of the securities reported by each.
(d)	This includes 309,202 restricted shares for which forfeiture restrictions have lapsed or will lapse within 60 days and 54,491 restricted shares that are subject to forfeiture restrictions.
(e)	This includes 249,495 restricted shares for which forfeiture restrictions have lapsed or will lapse within 60 days and 44,583 restricted shares that are subject to forfeiture restrictions.
(f)	This includes 43,738 restricted shares for which forfeiture restrictions have lapsed.
(g)	This includes 2,719 restricted shares for which forfeiture restrictions have lapsed.
(h)	This includes 51,663 restricted shares for which forfeiture restrictions have lapsed or will lapse within 60 days and 8,116 restricted shares that are subject to forfeiture restrictions.
(i)	This includes 202,275 restricted shares for which forfeiture restrictions have lapsed or will lapse within 60 days and 34,676 restricted shares that are subject to forfeiture restrictions.
(j)	This includes 846 restricted shares for which forfeiture restrictions have lapsed.

Set forth below is the dollar range of equity securities beneficially owned by each director of the Company as of April 24, 2006:

Name of Director	Dollar Range of Equity Securities Beneficially Owned(a)(b)(c)

Interested Directors

Bryan J. Mitchell	Over $100,000

Steven F. Tunney	Over $100,000

Robert J. Merrick	Over $100,000

Independent Directors

Jeffrey M. Bucher	$10,001 – $50,000

Kim D. Kelly	$10,001 – $50,000

Kenneth J. O’Keefe	Over $100,000

Wallace B. Millner, III	Over $100,000

Edward S. Civera	None

(a)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Securities Exchange Act of 1934.
(b)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or over $100,000.
(c)	The dollar range of equity securities beneficially owned in the Company is based on the closing price of $14.07 on April 24, 2006 on the Nasdaq Global Market.

Item 13.    Certain Relationships and Related Transactions

Certain of our executive officers have employment agreements with us. See “Executive Compensation—Employment Agreements.”

Many of our executive officers and other employees delivered partially nonrecourse promissory notes to us, with an aggregate face value of $5.8 million, for the purchase of a portion of the restricted common stock issued in connection with the termination of our stock option plan and the grants thereunder. The notes are nonrecourse as to the principal amount but recourse as to interest. Accordingly, the executive officers and other employees are personally liable for interest payments. Each loan is secured by all of the restricted common stock held by each executive officer and other employees, and in the cases of Messrs. Mitchell, Tunney and Saville, for a specified time period, additional shares of common stock owned by such executive officers. The notes bear interest at 4.13%, with interest payable annually during the term of the note and all principal due on May 28, 2006, subject to acceleration events.

The following table summarizes information about these loans and the amounts outstanding as of December 31, 2005 with respect to our executive officers:

Name of Debtor and Title	Date of Loan	Original Amount of Loan	Rate of Interest	Current Balance of Loan
Bryan J. Mitchell(a) Director, Chief Executive Officer	12/3/01	$1,188,451	4.13%	$480,413

Steven F. Tunney(a) Director, President and Chief Operating Officer	12/3/01	943,913	4.13	582,591	(b)

B. Hagen Saville(a) Executive Vice President, Business Development	12/3/01	801,214	4.13	801,214

Samuel G. Rubenstein Executive Vice President, General Counsel and Corporate Secretary	12/3/01	222,773	4.13	222,773

John C. Wellons Senior Vice President and Chief Accounting Officer	12/3/01	110,418	4.13	—

(a)	See “Compensation of Executive Officers and Directors—Employment Agreements.”
(b)	Subsequent to December 31, 2005, Mr. Tunney repaid his loan in full.

Item 14.    Principal Accountant Fees and Services

The audit committee and the disinterested members of the board of directors have selected the independent registered public accounting firm of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2006. This selection is subject to ratification or rejection by the stockholders of the Company. If the stockholders ratify the selection of Ernst & Young LLP as the Company’s independent auditors, Ernst & Young LLP also will serve as the independent auditors for all consolidated subsidiaries of the Company.

Ernst & Young LLP has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

The Company has paid or expects to pay the following fees to Ernst & Young LLP for work performed in 2005 and 2004 or attributable to the audit of the Company’s 2005 and 2004 financial statements:

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004
Audit Services	$509,700	$789,321
Audit Related Services	196,530	193,350
Tax Services	40,000	42,820
Other Services	—	—

TOTAL FEES:	$746,230	$1,025,491

Audit Services. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit Related Services. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Services. Tax fees include corporate and subsidiary compliance and consulting.

Other Services. Fees for other services would include fees for products and services other than the services reported above.

The Audit Committee of the Board of Directors of MCG Capital Corporation (the “Audit Committee”) operates under a written charter adopted by the Board of Directors effective as of May 25, 2005. The Audit Committee is currently comprised of Jeffrey M. Bucher, the Chair, Kim D. Kelly and Wallace B. Millner, III.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax, and other services to be provided by Ernst & Young LLP, the Company’s independent registered accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent registered accounting firm in order to assure that the provision of such service does not impair the firm’s independence.

Any requests for audit, audit-related, tax, and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2006.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer