Form 10-Q
period 2006-03-31
MCG CAPITAL CORP
filed 2006-05-04
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2006.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 3, 2006 was 53,378,309.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “MCG,” “we,” “us” and “our” refer to MCG Capital Corporation and its wholly owned consolidated subsidiaries (including its affiliated securitization trusts) unless the context otherwise requires.

Selected Financial Data

The following table sets forth selected financial data from our unaudited consolidated financial statements. The selected financial data should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements (unaudited) and notes thereto included in this Quarterly Report.

	Three Months Ended March 31,
(dollars in thousands except per share and other data)	2006	2005
Income Statement Data:
Operating income	$37,637	$28,115
Net operating income before investment gains and losses	20,764	14,491
Net income	26,402	13,058

Per Common Share Data:
Net operating income before investment gains and losses per common share basic and diluted	0.39	0.32
Earnings per common share—basic and diluted	0.50	0.29
Net asset value per common share (a)	12.59	12.25
Cash dividends declared per common share	0.42	0.42

Selected Period-End Balances:
Total investment portfolio	$1,105,072	$888,563
Total assets	1,278,993	1,063,720
Borrowings	573,945	453,824

Other data (at period-end):
Number of portfolio companies	89	97
Number of employees	79	116

(a)	Based on common shares outstanding at period-end.
(b)	At March 31, 2005 we had 50 employees in our consolidated entitiy Kagan Research, LLC. Effective January 1, 2006 Kagan no longer qualified as a consolidated entity.

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	$42,247	$45,626
Cash, securitization accounts	119,596	82,107
Cash, restricted	1,163	1,977
Investments at fair value
Non-affiliate investments (cost of $706,201 and $733,717, respectively)	724,793	745,757
Affiliate investments (cost of $34,923 and $46,168, respectively)	34,804	46,156
Control investments (cost of $375,791 and $337,372, respectively)	345,475	305,647

Total investments (cost of $1,116,915 and $1,117,257, respectively)	1,105,072	1,097,560
Unearned income on commercial loans	(8,416)	(9,062)

Total investments net of unearned income	1,096,656	1,088,498
Interest receivable	8,456	10,602
Other assets	10,875	15,677

Total assets	$1,278,993	$1,244,487

Liabilities
Borrowings (maturing within one year of $469,650 and $362,435, respectively)	$573,945	$541,119
Interest payable	4,303	5,904
Dividends payable	22,417	20,967
Other liabilities	6,518	10,410

Total liabilities	607,183	578,400

Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 200,000 shares on March 31, 2006 and December 31, 2005, 53,375 issued and outstanding on March 31, 2006 and 53,372 issued and outstanding on December 31, 2005	534	534
Paid-in capital	755,521	758,433
Distributions in excess of earnings:
Paid -in capital	(39,219)	(39,219)
Other	(30,141)	(26,784)
Net unrealized depreciation on investments	(11,843)	(19,697)
Stockholder loans	(3,042)	(3,624)
Unearned compensation—restricted stock	—	(3,556)

Total stockholders’ equity	671,810	666,087

Total liabilities and stockholders’ equity	$1,278,993	$1,244,487

Net asset value per common share at period end	$12.59	$12.48

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$23,056	$14,234
Affiliate investments (5% to 25% owned)	1,022	1,377
Control investments (more than 25% owned)	8,404	8,982

Total interest and dividend income	32,482	24,593
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	3,212	3,237
Affiliate investments (5% to 25% owned)	1,126	—
Control investments (more than 25% owned)	817	285

Total advisory fees and other income	5,155	3,522

Total operating income	37,637	28,115

Operating expenses
Interest expense	8,912	4,684
Employee compensation:
Salaries and benefits	4,950	4,756
Long-term incentive compensation	1,122	1,682

Total employee compensation	6,072	6,438
General and administrative expense	1,889	2,502

Total operating expenses	16,873	13,624

Net operating income before investment gains and losses	20,764	14,491

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	685	101
Affiliate investments (5% to 25% owned)	9	(190)
Control investments (more than 25% owned)	(2,910)	18,377

Total net realized gains (losses) on investments	(2,216)	18,288

Net change in unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	6,552	955
Affiliate investments (5% to 25% owned)	(107)	730
Control investments (more than 25% owned)	1,409	(21,406)

Total net change in unrealized appreciation (depreciation) on investments	7,854	(19,721)

Net investment gains (losses)	5,638	(1,433)

Net income	$26,402	$13,058

Earnings per common share basic and diluted	$0.50	$0.29
Cash dividends declared per common share	$0.42	$0.42
Weighted average common shares outstanding	53,197	45,108
Weighted average common shares outstanding and dilutive common stock equivalents	53,197	45,149

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Operations:
Net operating income	$20,764	$14,491
Net realized (loss) gain on investments	(2,216)	18,288
Net unrealized appreciation (depreciation) of investments	7,854	(19,721)

Net increase in net assets resulting from operations	26,402	13,058

Shareholder distributions:
Distributions from net investment income	(21,905)	(18,503)

Net decrease in net assets resulting from shareholder distributions	(21,905)	(18,503)

Capital share transactions:
Issuance of common stock	—	29,994
Issuance of common stock under dividend reinvestment plan	34	24
Decrease in notes receivable from sale of common stock	582	6
Amortization of restricted stock awards	610	1,142

Net increase in net assets resulting from capital share transactions	1,226	31,166

Total increase in net assets	5,723	25,721
Net assets at beginning of period	666,087	554,213

Net assets at end of period	$671,810	$579,934

Net asset value per common share	$12.59	$12.25

Common shares outstanding at end of period	53,375	47,343

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$26,402	$13,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80	230
Amortization of restricted stock awards	610	1,142
Amortization of deferred debt issuance costs	1,244	640
Net realized losses (gains) on investments	2,216	(18,288)
Net change in unrealized (appreciation) depreciation on investments	(7,854)	19,721
Decrease in cash—securitization accounts from interest collections	3,419	4,765
Increase (decrease) in interest receivable	2,103	(1,492)
Increase in accrued payment-in-kind interest and dividends	(3,849)	(3,210)
Decrease in unearned income	(739)	(1,732)
Decrease in other assets	4,089	266
(Decrease) increase in interest payable	(1,601)	104
Decrease in other liabilities	(3,381)	(1,499)

Net cash provided by operating activities	22,739	13,705

Investing activities
Originations, draws and advances on loans	(101,962)	(104,019)
Principal payments on loans	122,297	92,840
Purchase of equity investments	(18,864)	(4,800)
Proceeds from sales of equity investments	814	7,493
Disposal (purchase) of premises, equipment and software	53	(75)

Net cash provided by (used in) investing activities	2,338	(8,561)

Financing activities
Net proceeds from borrowings	25,091	23,978
Increase in cash—securitization accounts for paydown of principal on debt	(33,174)	(71,834)
Payment of financing costs	(22)	(174)
Dividends paid	(20,967)	(19,044)
Issuance of common stock, net of costs	34	30,018
Repayment of loans to officers/shareholders	582	6

Net cash used in financing activities	(28,456)	(37,050)

Decrease in cash and cash equivalents	(3,379)	(31,906)
Cash and cash equivalents at beginning of period	45,626	82,732

Cash and cash equivalents at end of period	$42,247	$50,826

Supplemental disclosures
Interest paid	$9,269	$3,940
Income taxes paid	137	3

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2006
				Principal	Cost	Fair Value
Control investments: Majority-owned (5):
Broadview Networks Holdings, Inc. (2) (7)	Communications	Subordinated Debt (12.0%, Due 12/09) Series A Preferred Stock (88,394 shares) Common Stock (2,228,937 shares)	48.5% 33.8%	$44,282	$44,282 55,071 —	$44,282 55,071 —
Cleartel Communications, Inc. (2)	Communications	Subordinated Debt (9.0%-14.9%, Due 6/06-6/09) Preferred Stock (57,859 shares) Common Stock (9 shares) Guaranty ($7,952)	99.1% 0.005%	40,342	40,342 50,613 540	40,342 40,684 —
Crystal Media Network, LLC (6)	Broadcasting	Senior Debt (11.8%, Due 5/06) LLC Interest	100.0%	1,099	915 6,132	915 1,020
Helicon Cable Holdings, LLC (2)	Cable	Senior Debt (9.6%, Due 12/12-6/13) Subordinated Debt (14.3%, Due 6/13) Preferred LLC Interest (82,500 units) Standby Letter of Credit ($300)	73.3%	10,050 5,845	10,050 5,845 8,521	10,050 5,845 8,521
JupiterKagan, Inc. (2) (11)	Information Services	Senior Debt (12.0%, Due 3/10) Series A Preferred Stock (100,000 shares) Common Stock (100,000 shares)	100.0% 100.0%	3,789	3,789 10,000 —	3,789 10,000 —
Midwest Tower Partners, LLC (2)	Communications	Subordinated Debt (14.1%, Due 2/07) Preferred LLC Interest Common LLC Interest	91.0% 79.2%	16,984	16,984 2,195 201	16,984 2,195 1,180
RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt ( 9.1%, Due 12/10) Subordinated Debt (15%, Due 12/11) Preferred LLC Interest (70,000 units)	98.6%	7,000 9,050	7,000 9,050 7,100	7,000 9,050 7,100
Superior Publishing Corporation (2)	Newspaper	Senior Debt (9.5%, Due 12/06) Subordinated Debt (20.0%, Due 12/06) Preferred Stock (7,999 shares) Common Stock (100 shares)	100.0% 100.0%	20,759 23,038	20,759 20,141 7,999 365	20,759 20,141 8,468 —
West Coast WirelessLines LLC (6)	Conferences	LLC Interest	100.0%		966	851
Working Mother Media, Inc. (6)	Publishing	Senior Debt (8.0%, Due 6/06) Class A Preferred Stock (12,497 shares) Class B Preferred Stock (1 share) Class C Preferred Stock (1 share) Common Stock (510 shares) Guaranty ($744)	99.2% 100.0% 100.0% 51.0%	11,152	9,076 12,497 1 1 1	9,076 4,419 — — —
Total Control investments: Majority-owned					350,436	327,742

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)		March 31, 2006
					Principal	Cost	Fair Value
Control investments: Non-majority owned (4):
ETC Group, LLC (6)	Publishing	Series A LLC Interest Series C LLC Interest	100.0 100.0	% %		$270 100	$123 —
Fawcette Technical Publications Holding (2) (6)	Publishing	Senior Debt (15.0%, Due 12/06) Subordinated Debt (15.2%, Due 12/06) Series A Preferred Stock (8,473 shares) Common Stock (5,010,379 shares)	84.7 36.0	% %	13,191 5,262	12,545 4,690 2,569 —	12,545 263 — —
Platinum Wireless, Inc.	Communications	Senior Debt (8.0%, Due 6/06) Common Stock (2,937 shares) Option to purchase Common Stock (expire 12/31/13)	37.0 1.5	% %	269	269 4,640 272	269 4,438 95
Total Control investments: Non-majority-owned						25,355	17,733

Affiliate investments (3):
iVerify. US Inc.	Security Alarm	Preferred Stock (54 shares) Common Stock (20 shares)	12.9 11.6	% %		578 550	456 —
NYL Brands Holdings, Inc. (2)	Clothing & Accessories	Senior Debt ( 8.2%, Due 10/10) Subordinated Debt (13.0%, Due 2/11) Class A Common (1,500 shares) Warrants to purchase Common Stock (expire 2/3/16)	20.6 7.2	% %	7,800 10,000	7,800 10,000 1,500 332	7,800 10,000 1,500 332
On Target Media, LLC (6)	Publishing	Class A LLC Interest Class B LLC Interest	6.8 16.9	% %		1,508 —	1,705 865
Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (13.9%, Due 12/08) Class A LLC Interest Warrants to purchase Class B LLC interest (expire 1/31/11)	12.8 100.0	% %	13,307	12,091 564 —	12,091 55 —
Total Affiliate investments						34,923	34,804

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2006
				Principal	Cost	Fair Value
Non-affiliate investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (12.6%, Due 12/12) Subordinated Debt (12.3%, Due 12/12) Warrants to purchase Common Stock (expire 12/31/15)	10.0%	$7,130 2,027	$7,130 2,027 —	$7,130 2,027 —
Amerifit Nutrition, Inc. (2)	Drugs	Senior Debt (12.8%, Due 3/10)		6,507	6,507	6,507
Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (11.1%, Due 12/08)		5,800	5,800	5,800
Auto Europe, LLC	Equipment Leasing	Subordinated Debt (11.8%, Due 10/12)		13,500	13,500	13,500
B & H Education, Inc. (2)	Education	Senior Debt (11.0%, Due 3/10) Preferred Stock ( 5,384 shares)	4.1%	4,000	4,000 1,090	4,000 1,163
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (9.7%, Due 9/11)		5,299	5,299	5,299
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (12.6%, Due 3/10)		10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (7.0%, Due 8/11)		889	889	893
Cambridge Information Group, Inc. (2)	Information Services	Senior Debt (10.5%, Due 6/07-6/11)		24,350	24,350	24,350
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (12.4%, Due 12/11)		4,755	4,755	4,660
Chesapeake Ridan Towers, LLC	Communications	Senior Debt (9.8%, Due 6/06)		225	225	225
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (7.0%, Due 7/10)		1,777	1,777	1,798
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.8%, Due 2/11)		8,006	8,006	8,006
Community Media Group, Inc. (2)	Newspaper	Senior Debt (9.3%, Due 9/10)		21,210	21,210	21,210
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12)		7,095	7,095	7,095
Country Road Communications LLC (2)	Communications	Subordinated Debt (12.6%, Due 7/13)		13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (11.5%, Due 6/10)		19,400	19,400	19,400
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (14.7%, Due 6/09-6/10)		8,932	8,932	8,932
Dayton Parts Holdings, LLC (2)	Vehicle Parts & Supplies	Subordinated Debt (12.5%, Due 6/11) Preferred LLC Interest ( 16,371 units) Class A LLC Interest (10,914 units)	2.7% 2.7%	16,000	16,000 616 409	16,000 616 409
D&B Towers, LLC	Communications	Senior Debt (14.6%, Due 6/08)		5,206	5,206	5,206
dick clark productions, inc. (6)	Broadcasting	Common Stock (235,714 shares) Warrants to purchase Common Stock (expire 7/25/11)	0.5% 5.3%		210 858	129 1,257

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2006
				Principal	Cost	Fair Value
The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%		$88	$34
EAS Group, Inc.	Communications Equipment	Subordinated Debt (16.0%, Due 4/11)		10,533	10,533	10,533
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.4%, Due 5/12-6/12)		9,750	9,750	9,750
		Subordinated Debt (14.5%, Due 6/12)		5,124	5,124	5,124
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (12.0%, Due 9/10)		4,640	4,640	4,640
		Subordinated Debt (16.0%, Due 3/11)		8,850	8,850	8,850
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (11.7%, Due 12/12)		5,000	5,000	5,013
GoldenSource Holdings Inc. (2)	Technology	Senior Debt (9.5%, Due 9/08)		17,000	17,000	17,000
		Warrants to purchase Common Stock (expire 10/31/08)	4.2%		—	—
The Hillman Group, Inc.	Home Furnishings	Senior Debt (7.7%, Due 3/11)		5,880	5,880	5,979
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (9.8%, Due 3/11)		4,609	4,609	4,373
Images.com, Inc.	Information Services	Senior Debt (13.0%, Due 12/07)		2,527	2,527	2,527
Instant Web, Inc.	Direct Mail Advertiser	Senior Debt (8.5%, Due 2/11)		4,950	4,950	4,993
Jenzabar, Inc. (2)	Technology	Preferred Stock (5,000 shares)	100.0%		5,969	5,969
		Subordinated Preferred Stock (109,800 shares)	100.0%		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)	19.5%		422	8,261
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (7.6%, Due 12/11)		6,825	6,825	6,825
Jupitermedia Corporation (6)	Information Services	Common Stock (148,373 shares)	0.4%		2,114	2,534
MD Beauty, Inc.	Cosmetics	Subordinated Debt (11.7%, Due 2/13)		9,000	9,000	9,124
MCI Holdings, LLC (2)	Management Consulting Service	Subordinated Debt (12.5%, Due 3/12)		17,207	17,207	17,207
		Class A LLC Interest (4,712,042 units)	5.2%		3,000	3,000
Metropolitan	Communications	Senior Debt (13.6%, Due 6/10-9/10)		21,575	21,575	21,575
Telecommunications		Subordinated Debt (18.0%, Due 12/10)		10,929	10,929	10,929
Holding Company (2) (9)		Warrants to purchase Common Stock (expire 9/30/13)	20.4%		1,843	4,692
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.5%, Due 3/10-9/10)		13,700	13,700	13,700
		Subordinated Debt (14.5%, Due 3/10-3/11)		9,115	9,115	9,115

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	March 31, 2006
				Principal	Cost	Fair Value
MicroDental Laboratories (2)	Healthcare	Senior Debt (10.2%, Due 5/11-11/11)		$11,651	$11,651	$11,651
		Subordinated Debt (15.0%, Due 5/12)		6,155	6,155	6,155
Miles Media Holding, Inc. (2)	Publishing	Senior Debt (11.3%, Due 6/12)		8,181	8,181	8,181
		Subordinated Debt (15.8%, Due 12/12)		4,000	4,000	4,000
		Warrants to purchase Common Stock (expire 6/3/15)	19.5%		439	1,031
Monotype Imaging Holdings Corp. (2)	Technology	Senior Debt (7.6%, Due 11/09)		4,738	4,738	4,738
MultiPlan, Inc.	Insurance	Senior Debt (7.3%, Due 3/09)		3,048	3,048	3,059
National Display Holdings, LLC (2)	Electronics	Senior Debt (10.2%, Due 12/10-12/12)		20,289	20,289	20,289
		Subordinated Debt (15.0%, Due 12/12)		13,000	13,000	13,000
		Class A LLC Interest (1,000,000 units)	3.7%		1,000	1,000
National Product Services, Inc. (2)	Business Services	Subordinated Debt (14.0%, Due 6/07)		10,225	10,225	10,225
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)	0.3%		—	—
OMP, Inc.	Drugs	Senior Debt (8.6%, Due 1/10-1/11)		7,327	7,327	7,327
OnCure Medical Corp. (2)	Medical Offices	Subordinated Debt (13.5%, Due 8/12)		20,012	20,012	20,012
PartMiner, Inc. (2)	Information Services	Senior Debt (15.0%, Due 6/09)		4,780	4,780	4,780
Powercom Corporation (2)	Communications	Senior Debt (12.0%, Due 12/06)		1,798	1,798	1,798
		Warrants to purchase Class A Common Stock (expire 6/30/14)	20.3%		286	340
Quantum Medical Holdings, LLC LLC (2)	Laboratory Instruments	Senior Debt (9.8%, Due 12/10-5/11)		17,535	17,535	17,535
		Subordinated Debt (15.0%, Due 12/11)		10,580	10,580	10,580
		Preferred LLC Interest (1,000,000 units)	6.3%		1,037	1,037
R.R. Bowker, LLC (2)	Information Services	Senior Debt (11.8%, Due 12/08-12/09)		15,925	15,925	15,925
Republic National Cabinet Corporation	Cabinet Maker	Senior Debt (9.7%, Due 6/09)		3,467	3,467	3,467
		Subordinated Debt (13.5%, Due 6/09)		5,000	5,000	5,000
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (16.0%, Due 2/12)		14,158	14,158	14,158
		Series A Preferred Stock (7,813 Shares)	0.3%		250	250
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.8%, Due 11/09)		12,000	12,000	12,000
SCI Holdings, Inc.	Communication Services	Subordinated Debt (11.9%, Due 11/12)		7,500	7,500	7,500
Sterigenics International, Inc.	Healthcare	Senior Debt (7.9%, Due 6/11)		4,913	4,913	4,980

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)		March 31, 2006
					Principal	Cost	Fair Value
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.9%, Due 6/11)			$14,500	$14,500	$14,500
		Subordinated Debt (14.0%, Due 12/11)			6,717	6,717	6,717
		Preferred Stock (10,000 shares)	14.9%			1,101	2,484
		Warrants to purchase Common Stock (expire 5/31/15)	100.0%			68	815
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (12.1%, Due 4/11)			12,000	12,000	12,000
SXC Health Solutions, Inc. (2)	Healthcare	Senior Debt (9.5%, Due 12/10)			12,920	12,920	12,920
		Common Stock (1,111,100 shares)	1.6%			1,235	3,809
Talk America Holdings, Inc. (6)	Communications	Warrants to purchase Common Stock (expire 8/17/06 - 3/31/07)	0.7%			25	324
Team Express, Inc.	Specialty Retail	Subordinated Debt (15.0%, Due 6/11)			7,162	7,162	7,162
Teleguam Holdings, LLC (2)	Communications	Subordinated Debt (11.8%, Due 10/12)			20,000	20,000	20,000
Tippmann Sports, LLC	Leisure Goods	Senior Debt (10.8%, Due 6/09)			6,046	6,046	6,046
Total Sleep Holdings, Inc. (2)	Healthcare	Subordinated Debt (14.0%, Due 9/11)			22,387	22,387	22,387
ValuePage, Inc. (6)	Communications	Senior Debt (9.9%, Due 7/11)			1,100	1,100	1,100
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%			500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (11.2%, Due 12/07-6/10)			10,750	10,750	10,750
		Convertible Preferred Subordinated Notes (12.0%, Due 6/15 )	16.2%		1,094	1,094	1,094
Wicks Business Information, LLC	Publishing	Unsecured Note (9.8%, Due 2/08)			220	220	220
Wiesner Publishing Company, LLC (6)	Publishing	Warrants to purchase membership interest in LLC (expire 6/30/12)	15.0%			406	2,173
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (12.3%, Due 6/11)			6,000	6,000	6,180
WirelessLines II, Inc.	Communications	Senior Debt (8.0%, Due 4/07)			152	152	152
XFone, Inc (6) (10)	Communications	Common Stock (868,946 shares) Warrants to purchase common stock (expire 3/3/11)	4.6 0.8	% %		2,485 —	2,485 —
Total Non-affiliate investments						706,201	724,793
Total Investments						1,116,915	1,105,072
Unearned income						(8,416)	(8,416)
Total Investments net of unearned income						$1,108,499	$1,096,656

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2005
				Principal	Cost	Fair Value
Control investments: Majority-owned (5):
Broadview Networks Holdings, Inc. (2) (7)	Communications	Subordinated Debt (12.0%, Due 12/09)		$42,993	$42,993	$42,993
		Series A Preferred Stock (89,154 shares)	49.1%		52,137	52,137
		Common Stock (2,228,937 shares)	33.8%		—	—
Cleartel Communications, Inc. (2)	Communications	Senior Debt (8.3%, Due 6/09)		28,850	28,850	28,850
		Subordinated Debt (14.4%, Due 6/09)		9,356	9,356	9,356
		Preferred Stock (57,859 shares)	99.1%		50,613	40,684
		Common Stock (9 shares)	0.005%		540	—
		Guaranty ($8,092)
Copperstate Technologies, Inc.	Security Alarm	Senior Debt (11.0%, Due 9/07)		1,272	1,272	1,272
		Class A Common Stock (20,000 shares)	93.0%		2,000	946
		Class B Common Stock (10 shares)	0.05%		—	—
		Warrants to purchase Class B Common Stock (expire 12/20/12)	93.7%		—	—
		Standby Letter of Credit ($1,000)
Crystal Media Network, LLC (6)	Broadcasting	Senior Debt (11.4%, Due 5/06)		1,099	947	947
		LLC Interest	100.0%		6,132	1,097
Helicon Cable Holdings, LLC (2)	Cable	Senior Debt (9.18%, Due 12/12)		10,072	10,072	10,072
		Subordinated Debt (14.3%, Due 6/13)		5,750	5,750	5,750
		Preferred LLC Interest (82,500 units)	57.9%		8,316	8,316
		Standby Letter of Credit ($300)
Midwest Tower Partners, LLC (2)	Communications	Subordinated Debt (14.1%, Due 2/07)		16,813	16,813	16,813
		Preferred LLC Interest	91.0%		2,121	2,121
		Common LLC Interest	79.2%		201	1,332
Superior Publishing Corporation (2)	Newspaper	Senior Debt (9.0%, Due 12/06)		20,759	20,759	20,759
		Subordinated Debt (20.0%, Due 12/06)		22,692	20,141	20,141
		Preferred Stock (7,999 shares)	100.0%		7,999	8,545
		Common Stock (100 shares)	100.0%		365	—
Telecomm South, LLC (6)	Communications	Senior Debt (13.4%, Due 12/05)		7,996	2,582	1,100
		LLC Interest	100.0%		10	—
West Coast WirelessLines LLC	Conferences	LLC Interest	100.0%		851	851
Working Mother Media, Inc. (6)	Publishing	Senior Debt (7.5%, Due 6/06)		10,452	8,576	8,576
		Class A Preferred Stock (12,497 shares)	99.2%		12,497	4,192
		Class B Preferred Stock (1 share)	100.0%		1	—
		Class C Preferred Stock (1 share)	100.0%		1	—
		Common Stock (510 shares)	51.0%		1	—
		Guaranty ($834)
Total Control investments: Majority-owned					311,896	286,850

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2005
				Principal	Cost	Fair Value
Control investments: Non-majority owned (4):
ETC Group, LLC (6)	Publishing	Series A LLC Interest	100.0%		$270	$123
		Series C LLC Interest	100.0%		100	—
Fawcette Technical	Publishing	Senior Debt (14.5%, Due 12/06)		13,061	12,545	12,545
Publications Holding (2)		Subordinated Debt (14.8%, Due 12/06)		5,186	4,691	1,137
		Series A Preferred Stock (8,473 shares)	84.7%		2,569	—
		Common Stock (5,010,379 shares)	36.0%		—	—
Platinum Wireless, Inc.	Communications	Senior Debt (8.0%, Due 6/06)		389	389	389
		Common Stock (2,937 shares)	37.0%		4,640	4,505
		Option to purchase Common Stock (expire 12/31/13)	1.5%		272	98
Total Control investments: Non-majority-owned					25,476	18,797

Affiliate investments (3):
iVerify. US Inc.	Security Alarm	Senior Debt (8.0%, Due 4/06)		75	75	75
		Common Stock (20 shares)	12.0%		550	—
On Target Media, LLC	Publishing	Senior Debt (10.5%, Due 9/09)		20,000	20,000	20,000
		Subordinated Debt (17.0%, Due 3/10)		11,266	11,266	11,266
		Class A LLC Interest	6.8%		1,508	2,610
		Class B LLC Interest	16.9%		—	—
Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (13.7%, Due 12/07)		12,739	12,205	12,205
		Class A LLC Interest	12.8%		564	—
		Warrants to purchase Class B LLC interest (expire 1/31/11)	100.0%		—	—
Total Affiliate investments					46,168	46,156

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2005
				Principal	Cost	Fair Value
Non-affiliate investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (13.1%, Due 12/12)		$7,130	$7,130	$7,130
		Subordinated Debt (12.6%, Due 12/12)		2,007	2,007	2,007
		Warrants to purchase Common Stock (expire 12/31/15)	10.0%		—	—
Amerifit Nutrition, Inc. (2)	Drugs	Senior Debt (13.9%, Due 3/10)		6,623	6,623	6,623
Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (11.0%, Due 12/08)		4,900	4,900	4,900
Auto Europe, LLC	Equipment Leasing	Subordinated Debt (11.3%, Due 10/12)		13,500	13,500	13,500
B & H Education, Inc. (2)	Education	Senior Debt (10.5%, Due 3/10)		4,000	4,000	4,000
		Preferred Stock ( 5,384 shares)	4.1%		1,060	1,078
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (9.7%, Due 9/11)		5,449	5,449	5,449
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (12.2%, Due 3/10)		10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (6.2%, Due 8/11)		889	889	894
Cambridge Information Group, Inc. (2)	Information Services	Senior Debt (8.7%, Due 6/07-6/11)		26,825	26,825	26,825
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (11.1%, Due 12/11)		2,377	2,377	2,270
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (6.6%, Due 7/10)		1,778	1,778	1,797
Community Media Group, Inc. (2)	Newspaper	Senior Debt (8.9%, Due 9/10)		22,365	22,365	22,365
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12)		7,060	7,060	7,060
Country Road Communications LLC (2)	Communications	Subordinated Debt (11.6%, Due 7/13)		13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (11.1%, Due 6/10)		19,400	19,400	19,400
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (14.3%, Due 6/09-6/10)		8,942	8,942	8,942
Cruz Bay Publishing, Inc. (2)	Publishing	Senior Debt (12.1%, Due 12/06)		6,172	6,172	6,172
		Subordinated Debt (20.5%, Due 12/06)		11,417	11,417	11,417
Dayton Parts Holdings, LLC (2)	Vehicle Parts & Supplies	Subordinated Debt (12.5%, Due 6/11)		16,000	16,000	16,000
		Preferred LLC Interest ( 16,371 units)	2.7%		602	602
		Class A LLC Interest (10,914 units)	4.4%		401	401
D&B Towers, LLC	Communications	Senior Debt (14.2%, Due 6/08)		5,022	5,022	5,022
dick clark productions, inc. (6)	Broadcasting	Common Stock (235,714 shares)	0.5%		210	111
		Warrants to purchase Common Stock (expire 7/25/11)	5.3%		858	1,085

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2005
				Principal	Cost	Fair Value
The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%		$89	$37
EAS Group, Inc.	Communications Equipment	Subordinated Debt (16.0%, Due 4/11)		10,227	10,227	10,227
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.0%, Due 5/12)		10,000	10,000	10,000
		Subordinated Debt (14.5%, Due 6/12)		5,067	5,067	5,067
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (11.5%, Due 3/10-9/10)		4,640	4,640	4,640
		Subordinated Debt (16.0%, Due 3/11)		8,763	8,763	8,763
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (10.7%, Due 12/12)		5,000	5,000	5,000
GoldenSource Holdings Inc. (2)	Technology	Senior Debt (9.0%, Due 9/08)		17,000	17,000	17,000
		Warrants to purchase Common Stock (expire 10/31/08)	4.2%		—	—
The Hillman Group, Inc.	Home Furnishings	Senior Debt (7.7%, Due 3/11)		5,910	5,910	6,010
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (9.4%, Due 3/11)		4,668	4,668	4,290
I-55 Internet Services, Inc. (6)	Communications	Senior Debt (17.5%, Due 12/06)		1,778	1,778	1,539
		Warrants to purchase Common Stock (expire 4/30/10)	20.0%		366	—
Images.com, Inc.	Information Services	Senior Debt (12.5%, Due 12/07)		2,664	2,664	2,664
Information Today, Inc. (2)	Information Services	Senior Debt (11.0%, Due 9/08)		6,915	6,915	6,915
Instant Web, Inc.	Direct Mail Advertiser	Senior Debt (7.8%, Due 2/11)		4,962	4,962	5,037
Jenzabar, Inc. (2)	Technology	Senior Debt (12.5%, Due 4/09)		12,000	12,000	12,000
		Subordinated Debt (18.0%, Due 4/09-4/12)		7,467	7,467	7,467
		Senior Preferred Stock (5,000 shares)	100.0%		5,831	5,831
		Subordinated Preferred Stock (109,800 shares)	100.0%		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)	19.5%		422	7,630
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (7.4%, Due 12/11)		7,225	7,225	7,225
Jupitermedia Corporation	Information Services	Common Stock (148,373 shares)	0.4%		2,115	2,084
Managed Health Care Associates, Inc.	Drugs	Senior Debt (10.3%, Due 6/09-6/10)		4,380	4,380	4,380
MD Beauty, Inc	Cosmetics	Subordinated Debt (11.3%, Due 2/13)		9,000	9,000	9,079
MCI Holdings, LLC (2)	Management Consulting Service	Subordinated Debt (12.5%, Due 3/12)		17,102	17,102	17,102
		Class A LLC Interest (4,712,042 units)	5.2%		3,000	3,000
Metropolitan Telecommunications Holding Company (2) (9)	Communications	Senior Debt (11.6%, Due 6/10-9/10)		22,000	22,000	22,000
		Subordinated Debt (15.5%, Due 12/10)		10,929	10,929	10,929
		Warrants to purchase Common Stock (expire 9/30/13)	20.4%		1,843	3,897

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2005
				Principal	Cost	Fair Value
Michael May	Security Alarm	Senior Debt (12.0%, Due 2/08)		$450	$450	$450
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.0%, Due 3/10-9/10)		13,900	13,900	13,900
		Subordinated Debt (14.5%, Due 3/11)		9,115	9,115	9,115
MicroDental Laboratories (2)	Healthcare	Senior Debt (9.8%, Due 5/11-11/11)		11,767	11,767	11,767
		Subordinated Debt (15.0%, Due 5/12)		6,113	6,113	6,113
Miles Media Holding, Inc. (2)	Publishing	Senior Debt (10.9%, Due 6/12)		8,287	8,287	8,287
		Subordinated Debt (15.4%, Due 12/12)		4,000	4,000	4,000
		Warrants to purchase Common Stock (expire 6/3/15)	19.5%		439	837
Monotype Imaging Holdings Corp. (2)	Technology	Senior Debt (8.8%, Due 11/09)		4,850	4,850	4,850
MultiPlan, Inc.	Insurance	Senior Debt (7.0%, Due 3/09)		3,194	3,194	3,234
Nalco Company	Ecological Services	Senior Debt (6.32%, Due 11/10)		4,162	4,162	4,217
National Display Holdings, LLC (2)	Electronics	Senior Debt (9.7%, Due 12/10-12/11)		20,087	20,087	20,087
		Subordinated Debt (15.0%, Due 12/12)		13,000	13,000	13,000
		Class A LLC Interest (1,000,000 units)	3.7%		1,000	1,000
National Product Services, Inc.	Business Services	Subordinated Debt (14.0%, Due 6/07)		10,225	10,225	10,225
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)	0.4%		—	—
OMP, Inc.	Drugs	Senior Debt (8.3%, Due 1/10-1/11)		7,714	7,714	7,714
PartMiner, Inc. (2)	Information Services	Senior Debt (15.0%, Due 6/09)		5,240	5,240	5,240
Powercom Corporation (2)	Communications	Senior Debt (12.0%, Due 12/06)		1,861	1,861	1,861
		Warrants to purchase Class A Common Stock (expire 6/30/14)	30.7%		286	341
Quantum Medical Holdings, LLC LLC (2)	Laboratory Instruments	Senior Debt (9.3%, Due 12/10-5/11)		17,535	17,535	17,535
		Subordinated Debt (15.0%, Due 12/11)		10,502	10,502	10,502
		Preferred LLC Interest (1,000,000 units)	3.3%		1,001	1,001
R.R. Bowker, LLC (2)	Information Services	Senior Debt (11.4%, Due 12/08-12/09)		16,650	16,650	16,650
Republic National Cabinet Corporation	Cabinet Maker	Senior Debt (9.2%, Due 6/09)		3,578	3,578	3,578
		Subordinated Debt (13.1%, Due 6/09)		5,000	5,000	5,000
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.9%, Due 11/09)		12,400	12,400	12,400
SCI Holdings, Inc	Communication Services	Subordinated Debt (11.5%, Due 11/12)		7,500	7,500	7,500
Sheridan Healthcare, Inc.	Healthcare	Senior Debt (7.5%, Due 11/10)		2,850	2,850	2,895
Sterigenics International, Inc.	Healthcare	Senior Debt (7.5%, Due 6/11)		4,925	4,925	4,993

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	December 31, 2005
				Principal	Cost	Fair Value
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.5%, Due 6/11)		$6,500	$6,500	$6,500
		Subordinated Debt (14.0%, Due 12/11)		6,651	6,651	6,651
		Preferred Stock (10,000 shares)	13.3%		1,059	1,059
		Warrants to purchase Common Stock (expire 5/31/15)	100.0%		67	192
Survey Sampling International, LLC	Research	Senior Debt (7.3%, Due 5/11)		3,911	3,911	3,943
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (11.6%, Due 4/11)		12,000	12,000	12,000
SXC Health Solutions, Inc. (2)	Technology	Senior Debt (9.0%, Due 12/10)		13,260	13,260	13,260
		Common Stock (1,111,100 shares)	1.9%		1,235	2,630
Talk America Holdings, Inc. (6)	Communications	Warrants to purchase Common Stock (expire 8/17/06 - 3/31/07)	0.7%		25	330
Team Express, Inc.	Specialty Retail	Senior Debt (10.7%, Due 12/09-12/10)		13,364	13,364	13,364
		Subordinated Debt (15.0%, Due 6/11)		7,108	7,108	7,108
Teleguam Holdings, LLC	Communications	Subordinated Debt (11.4%, Due 10/12)		20,000	20,000	20,000
Tippmann Sports, LLC	Leisure Goods	Senior Debt (10.3%, Due 6/09)		6,550	6,550	6,550
Total Sleep Holdings, Inc. (2)	Healthcare	Subordinated Debt (14.0%, Due 9/11)		22,220	22,220	22,220
U. S. I. Holdings Corporation	Insurance	Senior Debt (6.7%, Due 8/08)		2,970	2,970	2,982
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%		500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (10.8%, Due 12/07-6/10)		10,350	10,350	10,350
		Convertible Preferred Subordinated Notes (12.0%, Due 12/49 )	16.5%	1,062	1,062	1,062
Wicks Business Information, LLC	Publishing	Unsecured Notes (9.3%, Due 2/08)		215	215	215
Wiesner Publishing Company, LLC (2)	Publishing	Warrants to purchase membership interest in LLC (expire 6/30/12)	15.0%		406	1,723
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (11.9%, Due 6/11)		6,000	6,000	6,180
WirelessLines II, Inc.	Communications	Senior Debt (8.0%, Due 4/07)		185	185	185
Total Non-affiliate investments				—	733,717	745,757
Total Investments					1,117,257	1,097,560
Unearned income					(9,062)	(9,062)
Total Investments net of unearned income					$1,108,195	$1,088,498

Call options written (included in Other Liabilities in the Consolidated Balance Sheets)
Metropolitan Telecommunications Holding Company (9)	Communications	Call options written			$575	$575
Total Call options written					$575	$575

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2006 and December 31, 2005

(dollars in thousands)

(1)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company’s most recent public filings with the SEC.
(2)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(4)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	In January 2005, MCG IH II, Inc., the sole owner of one of the Company’s majority-owned controlled portfolio companies, Bridgecom Holdings, Inc., completed a merger with and into BV-BC Acquisition Corporation, a wholly-owned subsidiary of Broadview Networks, Inc. The Company’s economic ownership in the new merged entity dropped below 50 percent; however, the Company retained greater than 50% of the voting control of the merged entity. Accordingly, our investment will continue to be reflected as a majority-owned control portfolio company.
(8)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(9)	In June 2005, MCG granted Metropolitan Telecommunication Holding Company an option to repurchase all of the warrants to purchase their common stock currently held by MCG at a specified price. This option expired on March 31, 2006.
(10)	In March 2006, I-55 Internet Services, Inc. merged with XFone, Inc.
(11)	In March 2006, Kagan Research, LLC and Jupiter Research, LLC merged to form JupiterKagan, Inc., a majority-owned controlled portfolio company. At December 31, 2005, Kagan Research, LLC was a consolidated subsidiary of MCG.

See notes to consolidated financial statements (unaudited).

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except share and per share amounts)

Note 1—Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

MCG Capital Corporation (“MCG” or the “Company”) is a solutions-focused specialized commercial finance company providing financing and advisory services to middle market, growth oriented companies throughout the United States. The Company is a non-diversified internally managed, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

The accompanying financial statements reflect the consolidated accounts of MCG, including Solutions Capital I, LP, Solutions Capital GP, LLC, and MCG’s special purpose financing subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, MCG Finance IV, LLC, MCG Finance V, LLC, MCG Finance VI, LLC, and MCG Finance VII, LLC, with all significant intercompany balances eliminated. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest. Prior to January 1, 2006, Kagan Research, LLC was one of the Company’s consolidated subsidiaries. As of January 1, 2006, Kagan Research, LLC no longer qualifies to be a consolidated subsidiary because it is held for investment. During the first quarter of 2006, Kagan Research, LLC and Jupiter Research, LLC merged to create JupiterKagan, Inc., which is reflected on the Company’s schedule of investments.

Interim consolidated financial statements of MCG are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC.

Note 2—Investments

At March 31, 2006 and December 31, 2005, the Company’s investments consisted of the following:

	March 31, 2006		December 31, 2005
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$915,280	$911,084	$939,086	$934,036
Investments in equity securities	201,635	193,988	178,171	163,524

Total investments	1,116,915	1,105,072	1,117,257	1,097,560
Unearned income	(8,416)	(8,416)	(9,062)	(9,062)

Total investments net of unearned income	$1,108,499	$1,096,656	$1,108,195	$1,088,498

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except share and per share amounts)

The composition of MCG’s investments as of March 31, 2006 and December 31, 2005, at cost, was as follows, excluding unearned income:

	March 31, 2006		December 31, 2005
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Secured Senior Debt	$461,601	41.3%	$544,449	48.7%
Subordinated Debt
Secured	390,455	35.0	333,080	29.8
Unsecured	63,224	5.7	61,557	5.5
Equity	201,635	18.0	178,171	16.0

Total	$1,116,915	100.0%	$1,117,257	100.0%

The composition of MCG’s investments as of March 31, 2006 and December 31, 2005, at fair value, was as follows, excluding unearned income:

	March 31, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Secured Senior Debt	$461,790	41.8%	$542,981	49.5%
Subordinated Debt
Secured	386,070	34.9	329,498	30.0
Unsecured	63,224	5.7	61,557	5.6
Investments in equity securities	193,988	17.6	163,524	14.9

Total	$1,105,072	100.0%	$1,097,560	100.0%

The Company’s debt instruments provide for a contractual interest rate generally ranging from 7% to 20%, a portion of which may be deferred. At March 31, 2006, approximately 66% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 34% were at fixed rates. In addition, approximately 35% of the loan portfolio has floors of between 1.25% and 3.0% on the LIBOR base index. The Company’s loans have stated maturities at origination that generally range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except share and per share amounts)

The following table summarizes loans on non-accrual status and loans greater than 60 days past due, at fair value, at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Loans on non-accrual status
Loans greater than 60 days past due	$12,808	$3,218
Other loans on non-accrual status	11,091	9,522

Total loans on non-accrual status	23,899	12,740
Loans greater than 60 days past due not on non-accrual status	—	14,132

Total loans on non-accrual status and greater than 60 days past due	$23,899	$26,872

Loans on non-accrual status as a percentage of total investment portfolio	2.2%	1.2%
Loans greater than 60 days past due as a percentage of total investment portfolio	1.2%	1.5%
Total loans on non-accrual status and greater than 60 days past due as a percentage of total investment portfolio	2.2%	2.4%

The table below shows the composition of MCG’s portfolio by industry (excluding unearned income) at fair value as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value (a)	Percentage of Total Portfolio
Communications:
CLEC (competitive local exchange carriers)	$219,713	19.9%	$213,050	19.4%
Other	68,109	6.2	69,175	6.3
Healthcare	132,366	12.0	91,040	8.4
Newspaper	111,034	10.0	112,826	10.3
Information Services	78,779	7.1	75,444	6.9
Broadcasting	74,544	6.7	65,228	5.9
Publishing	55,028	5.0	72,280	6.6
Laboratory Instruments	51,967	4.7	52,052	4.7
Technology	47,599	4.3	66,103	6.0
Electronics	34,289	3.1	34,087	3.1
Education	29,679	2.7	19,479	1.8
Retail	26,794	2.4	20,472	1.9
Drugs	23,834	2.2	28,717	2.6
Business Services	22,225	2.0	22,225	2.1
Auto Parts	17,025	1.5	17,003	1.5
Food Services	14,408	1.3	—	—
Cosmetics	13,784	1.2	11,349	1.0
Car Rental	13,500	1.2	13,500	1.2
Leisure Activities	13,490	1.2	13,403	1.2
Home Furnishings	10,352	0.9	10,300	0.9
Other Media	2,570	0.2	33,876	3.1
Other (b)	43,983	4.2	55,951	5.1

Total	$1,105,072	100.0%	$1,097,560	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry breakdowns.
(b)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except share and per share amounts)

The table below shows the composition of MCG’s portfolio by industry (excluding unearned income) at cost as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost (a)	Percentage of Total Portfolio
Communications:
CLEC (competitive local exchange carriers)	$227,279	20.3%	$221,409	19.8%
Other	67,882	6.1	71,750	6.4
Healthcare	129,725	11.6	89,533	8.0
Newspaper	110,930	9.9	112,646	10.1
Broadcasting	79,338	7.1	70,134	6.3
Information Services	78,359	7.0	75,475	6.8
Publishing	69,117	6.2	86,308	7.7
Laboratory Instruments	51,967	4.7	52,052	4.7
Technology	39,760	3.6	58,894	5.3
Electronics	34,289	3.1	34,087	3.0
Education	27,476	2.5	19,337	1.7
Retail	26,794	2.4	20,472	1.8
Drugs	23,834	2.1	28,717	2.6
Business Services	22,225	2.0	22,225	2.0
Auto Parts	17,025	1.5	17,003	1.5
Food Services	14,408	1.3	—	—
Cosmetics	13,755	1.2	11,377	1.0
Car Rental	13,500	1.2	13,500	1.2
Leisure Activities	13,490	1.2	13,403	1.2
Home Furnishings	10,489	0.9	10,578	0.9
Other Media	1,508	0.1	32,773	2.9
Other (b)	43,765	4.0	55,584	5.1

Total	$1,116,915	100.0%	$1,117,257	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry breakdowns.
(b)	No individual industry within this category exceeds 1%.

Note 3—Borrowings

The following is a summary of the Company’s borrowings at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
(dollars in thousands)	Facility amount	Amount outstanding	Facility amount	Amount outstanding
Unsecured Notes	$50,000	$50,000	$50,000	$50,000
Commercial Loan Trust 2005-2	250,000	181,815	250,000	159,181
Commercial Loan Funding Trust Facility	250,000	185,091	250,000	160,000
Term Securitization
Series 2004-1 Class A-1 Asset Backed Bonds	43,239	43,239	81,138	81,138
Series 2004-1 Class A-2 Asset Backed Bonds	31,500	31,500	31,500	31,500
Series 2004-1 Class B Asset Backed Bonds	43,500	43,500	43,500	43,500
Series 2004-1 Class C Asset Backed Bonds	15,800	15,800	15,800	15,800
Revolving Unsecured Credit Facility	50,000	23,000	50,000	—

Total	$734,039	$573,945	$771,938	$541,119

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except share and per share amounts)

The weighted average borrowings for the three months ended March 31, 2006 and 2005 were $533,883 and $462,493, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred debt issuance costs and commitment fees, for the three months ended March 31, 2006 and 2005 was 6.68% and 4.05%, respectively. This increase of approximately 2.63% in the weighted average interest rate for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily attributable to an increase in average LIBOR of 1.92%, as well as increases in the average spread to LIBOR of 0.32% and increases in deferred debt issuance cost amortization of 0.39%. The increase in deferred debt issuance cost amortization is primarily attributable to loan repayments, which, in certain instances, requires the Company to accelerate amortization of these costs. For the above borrowings, the fair value of the borrowings approximates cost.

All of the Company’s debt facilities, except the Revolving Unsecured Credit Facility and the Unsecured Notes, are funded through the Company’s bankruptcy remote, special purpose, wholly owned subsidiaries, therefore the assets of these subsidiaries may not be available to the Company’s creditors. In some cases, advances under the Company’s debt facilities are subject to certain other covenants, including having sufficient levels of collateral and various restrictions on which loans the Company may leverage as collateral.

The Company borrows directly as well as indirectly through credit facilities maintained by its subsidiaries. During the three months ended March 31, 2006 there were no material changes to the Company’s credit facilities. For a detailed discussion of our credit facilities please refer to Note C in our 2005 Annual Report on Form 10K filed with the SEC on March 3, 2006. See also Note 7—Subsequent Events.

Borrowings outstanding, by interest rate benchmark, as of March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
90-day LIBOR	$338,854	$331,119
Commercial Paper Rate	185,091	160,000
Fixed Rate	50,000	50,000

	$573,945	$541,119

Note 4—Share Based Payments

Prior to January 1, 2006, the Company accounted for share based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method. The adoption of SFAS No. 123R did not impact the Company’s net operating income before investment gains and losses, net income, cash flows from operations, cash flows from financing activities, or basic and diluted earnings per share during the three months ended March 31, 2006. During the quarter ended March 31, 2006, the Company recognized compensation expense related to share-based awards in the amount of $1,122 compared with $1,682 during the quarter ended March 31, 2005. Effective January 1, 2006, unearned compensation amounts previously recorded as a separate component of equity on the Company’s balance sheet are included in paid-in capital.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except share and per share amounts)

In 2001, MCG terminated its stock option plan and the option grants made thereunder. In connection with the termination of its stock option plan, MCG issued 1,539,851 shares of restricted stock. As of March 31, 2006 and December 31, 2005 there were 176,379 and 205,776 shares outstanding, respectively, for which forfeiture restrictions have not lapsed.

Pro Forma Information Under FAS 123 for Periods Prior to January 1, 2006

If compensation expense had been determined consistent with the method in SFAS No. 123, on a pro forma basis, MCG’s net income and basic and diluted earnings per share would have been unchanged for the three months ended March 31, 2005.

Note 5—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Basic
Net income	$26,402	$13,058
Weighted average common shares outstanding	53,197	45,108
Earnings per common share-basic	$0.50	$0.29
Diluted
Net income	$26,402	$13,058
Weighted average common shares outstanding	53,197	45,108
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	—	41

Weighted average common shares and common stock equivalents	53,197	45,149
Earnings per common share-diluted	$0.50	$0.29

For purposes of calculating earnings per common share, unvested restricted common stock whose forfeiture provisions are solely based on continued service conditions are included in diluted earnings per common share using the treasury stock method.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except share and per share amounts)

Note 6—Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2006, and 2005:

	Three Months Ended March 31,
	2006	2005
Per Share Data:
Net asset value at beginning of period (a)	$12.48	$12.22

Net operating income before investment gains and losses (b)	0.39	0.32
Net realized gains on investments (b)	(0.04)	0.41
Net change in unrealized appreciation (depreciation) on investments (b)	0.15	(0.44)

Net income	0.50	0.29

Distributions from net investment income	(0.42)	(0.42)
Antidilutive effect of stock offering on distributions	—	0.02
Antidilutive effect of distributions recorded as compensation expense (b)	0.01	0.01

Net decrease in stockholders’ equity resulting from distributions	(0.41)	(0.39)

Net increase in shareholders’ equity resulting from reduction in employee loans	0.01	—
Issuance of shares	—	2.78
Dilutive effect of share issuances and unvested restricted stock	—	(2.68)
Net increase in stockholders’ equity from restricted stock amortization (b)	0.01	0.03

Net increase in stockholders’ equity relating to share issuances	0.02	0.13

Net asset value at end of period (a)	$12.59	$12.25

Per share market value at end of period	$14.11	$15.39
Total return (c)	(0.41)%	(7.71)%
Shares outstanding at end of period	53,375	47,343

Ratio/Supplemental Data:
Net assets at end of period	$671,810	$579,934
Ratio of operating expenses to average net assets (annualized)	10.39%	9.83%
Ratio of net operating income to average net assets (annualized)	12.79%	10.45%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.
(c)	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

Note 7—Subsequent Events

On April 17, 2006, the Company amended its Commercial Loan Funding Trust Facility, funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. Pursuant to this amendment, the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 35% to 50% and the inclusion of additional industry segments. Other minor modifications were also made.

On April 18, 2006, the Company completed a $500 million debt securitization through MCG Commercial Loan Trust 2006-1, a wholly owned subsidiary of the Company.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except share and per share amounts)

The 2006-1 Trust issued $106.25 million of Class A-1 Notes rated AAA / Aaa, $50.0 million of Class A-2 Notes rated AAA / Aaa, $85.0 million of Class A-3 Notes rated AAA / Aaa, $58.75 million of Class B Notes rated AA / Aa2, $45.0 million of Class C Notes rated A / A2 and $47.5 million of Class D Notes rated BBB / Baa2 as rated by Moody’s and S&P, respectively. The Series 2006-1 Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class B Notes, Class C Notes and Class D Notes bear interest of LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%, respectively.

The Company retained all of the equity in the securitization. The securitization includes a reinvestment period of five years, during which principal collections received on the underlying collateral may be used to purchase new collateral from the Company. Under the terms of the securitization, up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes and are required to be drawn within the next 12 months. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans currently totaling $349.7 million, which were purchased by the trust from the Company. Additional commercial loans will be purchased by the trust from the Company primarily using the proceeds from the Class A-3 delayed draw notes and the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The new securitization facility is scheduled to terminate on April 20, 2018, or sooner upon repayment of the offered notes. The proceeds from this transaction will be used to fund the Company’s origination of investments and continued growth and to repay approximately $264.5 million of existing indebtedness. As a result of this transaction, the Company’s warehouse credit facility with Merrill Lynch Capital Corp. terminated in accordance with its terms.

On May 2, 2006, the Company established, through MCG Commercial Loan Trust 2006-2, a $250 million warehouse credit facility with Merrill Lynch Capital Corp.

The warehouse credit facility allows MCG Commercial Loan Trust 2006-2 to acquire up to $250 million of commercial loans with borrowings of up to $200 million subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2006-2, including the commercial loans purchased by the trust from MCG Capital. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations. Up to 60% of the collateral in this warehouse facility may be non-senior secured loans, and the remaining 40% must be senior secured loans.

The Company intends to use the warehouse credit facility to fund the origination of a diverse pool of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of March 31, 2006, including the consolidated schedule of investments, and the related consolidated statements of operations for the three-month periods ended March 31, 2006 and 2005, the consolidated statements of changes in net assets, cash flows, and financial highlights for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2005, including the consolidated schedule of investments, and the related consolidated statements of operations, stockholders’ equity, cash flows, and financial highlights for the year then ended (not presented herein), and in our report dated February 17, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, including the consolidated schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    ERNST & YOUNG LLP

McLean, Virginia

April 25, 2006

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report.

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 or the “1940 Act”. As a business development company, we are required to meet various regulatory tests. A business development company is required to invest at least 70% of its total assets in private or thinly traded public U.S.-based companies. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code. A RIC is required to meet certain requirements in order to continue to qualify as a RIC for federal income tax purposes, including certain minimum distribution requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.

Portfolio Composition and Investment Activity

The total portfolio value of our investments was $1,105.1 million and $1,097.6 million at March 31, 2006 and December 31, 2005, respectively (exclusive of unearned income). The increase of $7.5 million in total investments during the first three months of 2006 was due to newly originated investments, offset by debt repayments and sales of equity investments. The increase is also due to additional investments in existing portfolio companies, accrual of payment-in-kind interest and dividends and changes in fair value. During the first three months of 2006, we originated investments in 11 portfolio companies (some of which were new customers and some of which were existing customers) and made advances to existing customers under existing contractual terms. Our gross originations and advances totaled $132.1 million during the three months ended March 31, 2006.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the three months ended March 31, 2006, we had $126.4 million of loan repayments and $3.8 million of sales of equity securities.

Total portfolio investment activity (exclusive of unearned income) for the three months ended March 31, 2006 was as follows:

(dollars in millions)
Investment portfolio at 12/31/05	$1,097.6
Originations and advances	132.1
Gross payments/reductions/sales of securities	(130.2)
Net unrealized gains	4.8
Net realized losses	(2.2)
Reversals of unrealized depreciation	3.0

Investment Portfolio at 3/31/06	$1,105.1

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2006 and December 31, 2005 (excluding unearned income):

	March 31, 2006		December 31, 2005
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Secured Senior Debt	$461.8	41.8%	$543.0	49.5%
Subordinated Debt
Secured	386.1	34.9	329.5	30.0
Unsecured	63.2	5.7	61.6	5.6
Investments in equity securities	194.0	17.6	163.5	14.9

	$1,105.1	100.0%	$1,097.6	100.0%

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2006 and December 31, 2005 (excluding unearned income):

	March 31, 2006		December 31, 2005
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value (a)	Percentage of Total Portfolio
Communications:
CLEC (competitive local exchange carriers)	$219.7	19.9%	$213.1	19.4%
Other	68.1	6.2	69.1	6.3
Healthcare	132.4	12.0	91.1	8.4
Newspaper	111.0	10.0	112.8	10.3
Information Services	78.8	7.1	75.4	6.9
Broadcasting	74.5	6.7	65.2	5.9
Publishing	55.0	5.0	72.3	6.6
Laboratory Instruments	52.0	4.7	52.1	4.8
Technology	47.6	4.3	66.1	6.0
Electronics	34.3	3.1	34.1	3.1
Education	29.7	2.7	19.5	1.8
Retail	26.8	2.4	20.5	1.9
Drugs	23.8	2.2	28.7	2.6
Business Services	22.2	2.0	22.2	2.0
Auto Parts	17.0	1.5	17.0	1.5
Food Services	14.4	1.3	—	—
Cosmetics	13.8	1.2	11.3	1.0
Car Rental	13.5	1.2	13.5	1.2
Leisure Activities	13.5	1.2	13.4	1.2
Home Furnishings	10.4	0.9	10.3	0.9
Other Media	2.6	0.2	33.9	3.1
Other (b)	44.0	4.2	56.0	5.1

Total	$1,105.1	100.0%	$1,097.6	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry breakdowns.
(b)	No individual industry within this category exceeds 1%.

Asset Quality

Asset quality is generally a function of portfolio company performance, economic conditions, our underwriting and ongoing management of our investment portfolio. In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. We use the following 1 to 5 investment rating scale:

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

The following tables show the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2006 and December 31, 2005:

(dollars in millions)
	March 31, 2006			December 31, 2005
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$499.8	(a)	45.2%	$459.0	(a)	41.8%
2	349.7		31.6	429.9		39.2
3	178.6		16.2	128.0		11.7
4	75.9		6.9	77.4		7.0
5	1.1		0.1	3.3		0.3

	$1,105.1		100.0%	$1,097.6		100.0%

a)	Of this amount, $15.9 million at March 31, 2006 and $16.7 million at December 31, 2005 relate to debt instruments in companies for which we have already realized a gain through the sale of equity instruments. While these debt instruments are still outstanding, all of the related equity instruments have already been sold at a gain and, therefore, we do not expect any further realized gain.

At March 31, 2006, none of the investments with a 5 rating were loans, and $30.7 million of the investments with a 4 rating were loans, $9.3 million of which were on non-accrual status. At December 31, 2005, $1.1 million of the investments with a 5 rating were loans, all of which were on non-accrual status, and $32.5 million of the investments with a 4 rating were loans, $10.7 million of which were on non-accrual status.

At March 31, 2006 and December 31, 2005, there were $12.8 million and $16.8 million, respectively, of loans, or approximately 1.2% and 1.5%, respectively, of our total investment portfolio, greater than 60 days past due. At March 31, 2006, $23.9 million of loans, including all of the loans greater than 60 days past due, were on non-accrual status, representing 2.2% of our total investment portfolio. At December 31, 2005, $12.7 million of loans, including $3.2 million of the loans greater than 60 days past due, were on non-accrual status representing 1.2% of our total investment portfolio.

At March 31, 2006, of the $188.2 million of loans to our majority owned portfolio companies, $10.0 million were on non-accrual status. At December 31, 2005, of the $166.6 million of loans to our majority owned portfolio companies, $10.6 million were on non-accrual status. At March 31, 2006, of the $13.1 million of loans to our controlled non-majority owned portfolio companies, $12.8 million were on non-accrual status. At December 31, 2005, of the $14.1 million of loans to our controlled non-majority owned portfolio companies, $0.6 million were on non-accrual status. As of March 31, 2006, of the $29.9 million of loans to other affiliates, none were on non-accrual status. As of December 31, 2005, of the $43.5 million of loans to other affiliates, none were on non-accrual status.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005

The following table shows the components of our net income for the three months ended March 31, 2006, and 2005:

	Three Months Ended March 31,		Change	Percentage Change
(dollars in millions)	2006	2005
Operating income
Interest and dividend income	$30.1	$21.7	$8.4	39%
Loan fees	2.4	2.9	(0.5)	(17)%

Total interest and dividend income	32.5	24.6	7.9	32%
Advisory fees and other income	5.1	3.5	1.6	46%

Total operating income	37.6	28.1	9.5	34%

Operating expenses
Interest expense	8.9	4.7	4.2	89%
Employee compensation:
Salaries and benefits	4.9	4.7	0.2	4%
Long-term incentive compensation	1.1	1.7	(0.6)	(35)%

Total employee compensation	6.0	6.4	(0.4)	(6)%

General and administrative expense	1.9	2.5	(0.6)	(24)%

Total operating expenses	16.8	13.6	3.2	24%

Net operating income	20.8	14.5	6.3	43%

Net investment gains	5.6	(1.4)	7.0	500%

Net income	$26.4	$13.1	$13.3	102%

Total Operating Income

Total operating income includes interest and dividend income, loan fees and fees and other income. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Dividend income results from dividends earned on our yielding equity investments. Dividend income will vary from period to period depending upon the level of yield on our equity investments and the amount of yielding equities outstanding, as well as the value of the underlying securities.

The increase in interest and dividend income for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, is due to growth in average loans, which had an impact of $4.3 million, an increase in LIBOR, which had an impact of $4.0 million and an increase in dividend income, primarily attributable to an increase in yielding equity investments, which had an impact of $0.3 million. These increases were partially offset by a decrease in the spread to LIBOR in our loan portfolio, which had an impact of ($0.2) million. The majority of the decrease in the spread to LIBOR is related to holding fixed rate loans and loans with LIBOR floors in a rising interest rate environment, as well as fluctuations due to payoff and origination activity. The total yield on our total investment portfolio, at cost, for the three months ended March 31, 2006 and 2005 was 11.8% and 11.0%, respectively. The total yield on our debt portfolio at fair value for the three months ended March 31, 2006 and March 31, 2005 was 12.7% and 11.4%, respectively.

At March 31, 2006, our investment in Broadview accounted for approximately 9.0% of the fair value of our investments and $4.2 million, or 11.2%, of our total operating income for the period then ended. Our operating income related to Broadview was comprised of interest and dividends on our loan and equity investments. Our preferred stock investment in Broadview, which had a fair value of $55.1 million as of March 31, 2006, entitles us to a preferred claim of approximately $90 million plus accrued dividends, which accumulate at an annual rate of 12% on our preferred claim. We currently expect that our Broadview investment will continue to comprise a material component of our operating income. In future periods, our ability to record income related to the accumulating dividends on our preferred securities and deferred interest on our loan investment will be dependent upon the performance and value of Broadview.

Loan fees for the three months ended March 31, 2006 and 2005, included fees relating to the following:

	Three Months Ended March 31,
(dollars in millions)	2006	2005
Amortizing fee income	$0.8	$1.1
Fee accelerations	1.6	1.8

Total loan fees	$2.4	$2.9

Loan fees include origination fees on loans that are capitalized and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we accelerate the recognition into loan fee income of previously unamortized loan origination fees. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. The decrease in amortizing fee income for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is related primarily to the decrease in our average origination fees on new loans.

Fees and other income primarily include fees related to advisory and management services, prepayment fees, research revenues, bank interest and other income. Fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The increase in fees and other income of $1.6 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily due to increases in prepayment fees of approximately $2.4 million, advisory fees of approximately $0.4 million and bank interest of approximately $0.2 million, offset by a decrease in research fees of ($1.4) due to the deconsolidation of Kagan Research, LLC effective January 1, 2006.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, is primarily attributable to an increase of $2.5 million due to increases in LIBOR, an increase of $1.0 million due to increases in the spread to LIBOR, and an increase of $0.7 million due to higher average borrowings. Of the $1.0 million increase due to increases in the spread to LIBOR, $0.6 million is attributable to the amortization of deferred debt issuance costs. The increase in deferred debt issuance cost amortization is primarily attributable to loan repayments, which, in certain instances, require us to accelerate amortization of these costs.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and long-term incentive compensation. The increase in salaries and benefits expense during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is primarily due to increased staffing and variable annual incentive compensation, partially offset by a decrease due to the deconsolidation of Kagan Research, LLC. Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and dividends on restricted shares with performance based forfeiture restrictions and shares securing employee loans. Long-term incentive compensation decreased $0.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to a fewer number or restricted shares vesting during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses decreased approximately ($0.6) million during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to the deconsolidation of Kagan Research LLC.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses (NOI) for the three months ended March 31, 2006 totaled $20.8 million, an increase of approximately 43% compared with $14.5 million for the three months ended March 31, 2005. This increase is due to the items discussed above. During the three months ended March 31, 2005, our wholly owned subsidiary, Kagan Research, LLC, accounted for losses of $(0.3) million. Effective January 1, 2006 Kagan Research, LLC no longer qualifies to be a consolidated subsidiary of the Company.

Net Investment Gains and Losses

The following table summarizes our realized gains and (losses) on investments for the three months ended March 31, 2006 and 2005:

(dollars in thousands) Portfolio Company	Industry	Year of Origination	Three Months Ended March 31,
			2006	2005
Corporate Legal Times	Publishing	1998	$—	$(287)
Executive Enterprise Institute, LLC	Business Sevices	1998	—	(190)
Metropolitan Telecommunications Holding Company	Communications	1999	575	—
Creatas, L.L.C.	Information Services	2000	—	20,431
Copperstate Technologies, Inc.	Security Alarm	2002	(1,483)	—
iVerify. US Inc.	Security Alarm	2002	—	(1,750)
Telecomm South, LLC	Communications	2002	(1,493)	—
Other			185	84

Net realized gains (losses) on investments			$(2,216)	$18,288

The following table summarizes the net change in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2006 and 2005:

(dollars in thousands)		Three Months Ended March 31,
Portfolio Company	Industry	2006	2005
Unrealized appreciation (depreciation) on investments
Stratford School Holdings, Inc.	Education	$2,005	$—
SXC Health Solutions, Inc.	Technology	1,179	59
Fawcette Technical Publications Holding	Publishing	(874)	(2,161)
Metropolitan Telecommunications Holding Company	Communications	795	267
Jenzabar, Inc.	Technology	631	3
Jupitermedia Corporation	Technology	451	439
Wiesner Publishing Company, LLC	Publishing	450	1,548
Working Mother Media, Inc.	Publishing	228	(1,039)
Miles Media Holding, Inc.	Publishing	193	13
Midwest Tower Partners, LLC	Communications	(152)	1,382
Superior Publishing Corporation	Newspaper	(77)	730
Sunshine Media Delaware, LLC	Publishing	55	546
IDS Telcom LLC	Communications	—	(692)
Cleartel	Communications	—	(734)
Copperstate Technologies, Inc.	Security Alarm	—	470
CCG Consulting, LLC	Business Services	—	(465)
ETC Group, LLC	Publishing	—	444
Other		(37)	124

Unrealized appreciation on investments		4,847	934

Reversal of unrealized (appreciation) depreciation*

Telecomm South, LLC	Communications	1,493	—
Copperstate Technologies, Inc.	Security Alarm	1,053	—
I-55 Internet Services, Inc.	Communications	606	—
Creatas, L.L.C.	Information Services	—	(22,138)
Interactive Business Solutions, Inc.	Security Alarm	—	1,826
Bridgecom Holdings, Inc. after acquisition	Communications	—	(497)
Corporate Legal Times	Publishing	—	339
Executive Enterprise Institute, LLC	Business Services	—	190
Other		(145)	(375)

Net reversal of unrealized (appreciation) depreciation		3,007	(20,655)

Net unrealized appreciation (depreciation) on investments		$7,854	$(19,721)

*	When a gain or loss becomes realized, the prior unrealized appreciation or depreciation is reversed.

Net investment gains totaled $5.6 million for the three months ended March 31, 2006, compared to net investment losses of ($1.4) million for the three months ended March 31, 2005. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the tables above. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized. The net investment gains for the three months ended March 31, 2006 were primarily attributable to five of our portfolio companies in the technology, communications and education industries. The net investment losses for the three months ended March 31, 2005 were primarily due to a $20.4 million realized gain on the sale of our Creatas equity investment, offset by a the reversal of unrealized appreciation on the Creatas investment totaling ($22.1) million, and the net investment gains on two companies in the security alarm industry.

Net Income

Net income totaled $26.4 million for the three months ended March 31, 2006, compared to $13.1 million for the three months ended March 31, 2005. The increase in net income is due to the items discussed above.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents, Cash, Securitization Accounts, and Cash, Restricted

At March 31, 2006 and December 31, 2005, we had $42.2 million and $45.6 million, respectively, in cash and cash equivalents. In addition, at March 31, 2006 and December 31, 2005, we had $119.6 million and $82.1 million, respectively, in cash, securitization accounts. We also had $1.2 million and $2.0 million of restricted cash as of March 31, 2006 and December 31, 2005, respectively. We primarily invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts include payments received on securitized loans, which are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. We are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Cash in securitization accounts negatively impacts our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operational needs.

For the first three months of 2006, net cash provided by operating activities totaled $22.7 million, an increase of approximately $9.0 million from the first three months of 2005. This increase was due primarily to an increase in net operating income. Cash provided by investing activities totaled $2.3 million for the three months ended March 31, 2006 compared with cash used in investing activities ($8.6) million for the three months ended March 31, 2005. This change is primarily the result of an increase in the amount of proceeds from payments of investments, partially offset by originations of investments. Cash used in financing activities was ($28.5) million for the three months ended March 31, 2006, compared to cash used by financing activities of ($37.1) million for the three months ended March 31, 2005. The decrease in cash used in financing activities is primarily the result of a smaller increase in cash, securitization accounts, partially offset by a decrease in proceeds from the issuance of common stock.

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

During the first three months of 2006 we did not raise any proceeds through the sale of newly issued common stock. During the first three months of 2005 we raised $31.5 million of gross proceeds by selling 2,000,000 shares of newly issued common stock.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders substantially all of our income. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of March 31, 2006, this ratio was 213%. This requirement limits the amount that we may borrow.

To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and various debt markets. We intend to maintain a current shelf registration statement pursuant to which we may issue common stock from time to time.

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

As of March 31, 2006, we had unused commitments to extend credit to our customers of $51.7 million, which are not reflected on our balance sheet. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of March 31, 2006, we had guarantees and standby letters of credit of approximately $9.0 million.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2006:

	Payments Due by Period
dollars in millions Contractual Obligations(a)	Total	Less than 1 year		1-3 years	4-5 years	After 5 years
Borrowings(b)	$573.9	$469.6	(c)	$32.8	$71.5	$—
Future minimum rental obligations	10.0	1.4		2.9	3.0	2.7

Total contractual obligations	$583.9	$471.0		$35.7	$74.5	$2.7

(a)	This excludes the unused commitments to extend credit to our customers of $51.7 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility and the Revolving Unsecured Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities. The contractual obligations listed above related to the Series 2004-1 Notes, are based on the contractual principal payments on the loans which comprise the collateral in that facility. The terms of the Series 2004-1 Notes require these principal collections on the loans which comprise the collateral to be used to repay the notes. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements. These amounts do not include interest on the borrowings.
(c)	Of the amount due in less than one year, $264.5 was repaid subsequent to March 31, 2006 using the proceeds from our Commercial Loan Trust 2006-1 securitization. See “—Recent Developments.”

Borrowings

At March 31, 2006 and December 31, 2005, we had aggregate outstanding borrowings of $573.9 million and $541.1 million, respectively. The following table shows the facility amounts and outstanding borrowings at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
(dollars in millions)	Facility amount	Amount outstanding	Facility amount	Amount outstanding
Unsecured Notes	$50.0	$50.0	$50.0	$50.0
Commercial Loan Trust 2005-2	250.0	181.8	250.0	159.2
Commercial Loan Funding Trust Facility	250.0	185.1	250.0	160.0
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	43.2	43.2	81.1	81.1
Series 2004-1 Class A-2 Asset Backed Bonds	31.5	31.5	31.5	31.5
Series 2004-1 Class B Asset Backed Bonds	43.5	43.5	43.5	43.5
Series 2004-1 Class C Asset Backed Bonds	15.8	15.8	15.8	15.8
Revolving Unsecured Credit Facility	50.0	23.0	50.0	—

Total	$734.0	$573.9	$771.9	$541.1

Our weighted average borrowings for the three months ended March 31, 2006 and 2005 were $533.9 million and $462.5 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, for the three months ended March 31, 2006 and 2005 was 6.68% and 4.05%, respectively. This increase of approximately 2.63% in the weighted average interest rate for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily attributable to an increase in average LIBOR of 1.92%, as well as increases in the average spread to LIBOR of 0.32% and increases in deferred debt issuance cost amortization of 0.39%. The increase in deferred debt issuance cost amortization is primarily attributable to loan repayments, which, in certain instances, require us to accelerate amortization of these costs. For the above borrowings, the fair value of the borrowings approximates cost.

All of our debt facilities, except the Revolving Unsecured Credit Facility and the Unsecured Notes, are funded through our bankruptcy remote, special purpose, wholly owned subsidiaries and, therefore, their assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain other covenants, including having sufficient levels of collateral and various restrictions on which loans we may leverage as collateral.

Subsequent to March 31, 2006, we completed a $500 million debt securitization. In connection with this securitization transaction, we repaid $264.5 million of existing indebtedness under our Commercial Loan Trust 2005-2 and Commercial Loan Funding Trust facilities and terminated our Commercial Loan Trust 2005-2 credit facility in accordance with its terms. See “—Recent Developments.”

Unsecured Notes. On October 11, 2005, we issued $50.0 million of investment grade five-year unsecured notes in a private placement. The notes were rated “BBB-” by Fitch Ratings, Inc. and have a fixed interest rate of 6.73% per year payable semi-annually. Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”) acted as the placement agent for the issuance.

Commercial Loan Trust 2005-2. On June 9, 2005, we established, through MCG Commercial Loan Trust 2005-2, a $250.0 million warehouse credit facility with Merrill Lynch Capital Corp. On April 18, 2006, this facility terminated in connection with our Term Securitization 2006-1. See “—Recent Developments.” The warehouse credit facility allowed MCG Commercial Loan Trust 2005-2 to borrow up to $250.0 million subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility was primarily secured by the assets of MCG Commercial Loan Trust 2005-2, including cash and commercial loans transferred by us to the trust. Under the terms of the credit and warehouse agreement, the loans could be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations, including the requirement that at least 50% of the overall warehouse facility amount be senior secured commercial loans. Advances under the facility bore interest based on LIBOR plus 0.75% and interest was payable monthly. As of March 31, 2006, we had $181.8 million outstanding under this credit facility, all of which was repaid in connection with the completion of the Term Securitization 2006-1.

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

On July 29, 2005, we amended the Commercial Loan Funding Trust Facility. Pursuant to this amendment, the total facility amount was increased from $150.0 million to $250.0 million, the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95%, the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. In connection with this amendment, the facility was renewed until July 28, 2006. As of March 31, 2006, we had $185.1 million outstanding under this credit facility. See “—Recent Developments.”

Term Securitization 2004-1. On September 30, 2004, we established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397.7 million of loans. The facility is secured by all of the 2004-1 Trust’s commercial loans and cash in securitization accounts, which totaled $190.6 million and $228.0 million as of March 31, 2006 and December 31, 2005, respectively. This facility is scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2, Class B and Class C Notes. The Class A-1, Class A-2, Class B and Class C Notes are scheduled to be repaid as we receive principal collections on the underlying collateral. As of March 31, 2006, a total of $134.0 million of these notes were outstanding.

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

Revolving Unsecured Credit Facility. On September 20, 2005, we amended our existing senior secured credit facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). This credit facility is unsecured and is committed up to $50.0 million on a revolving basis. In addition, this Revolving Unsecured Credit Facility allows for additional lenders with HVB acting as the agent. Advances under this credit facility bear interest at LIBOR plus 2.00% or the prime rate plus 0.50%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, and minimum cash net investment income. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. The credit facility is scheduled to mature on September 19, 2006 and is subject to annual renewal at the discretion of the agent. As of March 31, 2006, we had $23.0 million outstanding under this credit facility.

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

The following table summarizes our distributions declared since January 1, 2004:

Date Declared	Record Date	Payment Date	Amount
April 27, 2006	May 25, 2006	July 28, 2006	$0.42
February 16, 2006	March 16, 2006	April 27, 2006	0.42
October 26, 2005	November 23, 2005	January 30, 2006	0.42
July 27, 2005	August 25, 2005	October 28, 2005	0.42
April 27, 2005	May 26, 2005	July 28, 2005	0.42
February 23, 2005	March 14, 2005	April 28, 2005	0.42
October 29, 2004	November 19, 2004	January 27, 2005	0.42
July 28, 2004	August 20, 2004	October 28, 2004	0.42
April 22, 2004	May 7, 2004	July 29, 2004	0.42
March 25, 2004	April 6, 2004	April 29, 2004	0.42

Each year a statement on Form 1099-DIV identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Because the determination of tax return of capital is done on an annual basis and our taxable income fluctuates from quarter to quarter, we have not determined the amount, if any, of tax return of capital there may be for the year ended December 31, 2006.

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

Paid-in-Kind Interest

We include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. We will cease accruing PIK if we do not expect the customer to be able to pay all principal and interest due. In certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. PIK loans represented $15.1 million or 1.4% of our portfolio of investments as of March 31, 2006 and $13.5 million or 1.2% of our portfolio of investments as of December 31, 2005.

PIK related activity for the three months ended March 31, 2006 was as follows:

(dollars in millions)	Three Months Ended March 31, 2006
Beginning PIK loan balance	$13.5
PIK interest earned during the period	4.3
Principal payments on PIK loans	(4.1)
PIK loans converted to other securities	(0.2)
Interest receivable converted to PIK	1.6

Ending PIK loan balance	$15.1

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers had been applied first to any PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $3.9 million and $3.4 million of payments would have been applied against the March 31, 2006 and December 31, 2005 PIK loan balances, respectively, resulting in a PIK loan balance of $11.2 million and $10.1 million as of March 31, 2006 and December 31, 2005, respectively.

Dividends

Certain of our equity investments have stated accruing dividend rates. We accrue dividends on our equity investments as they are earned to the extent there is sufficient value to support the ultimate payment of those dividends. Dividend activity for the three months ended March 31, 2006 was as follows:

(dollars in millions)	Three Months Ended March 31, 2006
Beginning accrued dividend balance	$12.4
Dividend income earned during the period	3.5

Ending accrued dividend balance	$15.9

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $8.4 million and $9.1 million of unearned income as of March 31, 2006 and December 31, 2005, respectively.

Unearned income activity for the three months ended March 31, 2006 was as follows:

	Three Months Ended March 31, 2006
(dollars in millions)	Cash Received	Equity Interest and Future Receivables	Total
Beginning unearned income balance	$6.9	$2.2	$9.1
Additional fees	1.3	0.3	1.6
Unearned income recognized	(1.0)	(1.3)	(2.3)

Ending unearned income balance	$7.2	$1.2	$8.4

Other Fees

In certain investment transactions, we may perform consulting or advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

Valuation of Investments

Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At March 31, 2006, approximately 86% of our total assets represented investments of which approximately 95% are valued at fair value and approximately 5% are valued at market value based on readily ascertainable public market quotes at March 31, 2006. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Each debt and equity investment is valued using industry valuation benchmarks. The investment value is discounted if it is illiquid in nature and/or a minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event will be used to corroborate our private debt or equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the date of the relevant period end. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

Share-based Compensation

Prior to January 1, 2006, we accounted for share based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method. The adoption of SFAS No. 123R did not impact our net operating income before investment gains and losses, net income, cash flows from operations, cash flows from financing activities, or basic and diluted earnings per share during that period. See Note 4 to the Consolidated Financial Statements for further discussion of our share-based compensation.

Securitization Transactions

Periodically, we transfer pools of loans to bankruptcy remote special purpose entities for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the assets assumed by our consolidated bankruptcy remote special purpose entities equaling $593.6 million at March 31, 2006 and $596.9 million at December 31, 2005.

Recent Developments

On April 17, 2006, we amended our Commercial Loan Funding Trust Facility, funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. Pursuant to this amendment, the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 35% to 50% and the inclusion of additional industry segments. Other minor modifications were also made.

On April 18, 2006, we completed a $500 million debt securitization through MCG Commercial Loan Trust 2006-1, our wholly owned subsidiary.

The 2006-1 Trust issued $106.25 million of Class A-1 Notes rated AAA / Aaa, $50.0 million of Class A-2 Notes rated AAA / Aaa, $85.0 million of Class A-3 Notes rated AAA / Aaa, $58.75 million of Class B Notes rated AA / Aa2, $45.0 million of Class C Notes rated A / A2 and $47.5 million of Class D Notes rated BBB / Baa2 as rated by Moody’s and S&P, respectively. The Series 2006-1 Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class B Notes, Class C Notes and Class D Notes bear interest of LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%, respectively.

We retained all of the equity in the securitization. The securitization includes a reinvestment period of five years, during which principal collections received on the underlying collateral may be used to purchase new collateral from us. Under the terms of the securitization, up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes and are required to be drawn within the next 12 months. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans currently totaling $349.7 million, which were purchased by the trust from us. Additional commercial loans will be purchased by the trust from us primarily using the proceeds from the Class A-3 delayed draw notes and the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The new securitization facility is scheduled to terminate on April 20, 2018, or sooner upon repayment of the offered notes. The proceeds from this transaction will be used to fund our origination of investments and continued growth and to repay approximately $264.5 million of existing indebtedness. As a result of this transaction, our warehouse credit facility with Merrill Lynch Capital Corp. terminated in accordance with its terms.

On May 2, 2006, we established, through MCG Commercial Loan Trust 2006-2, a $250 million warehouse credit facility with Merrill Lynch Capital Corp.

The warehouse credit facility allows MCG Commercial Loan Trust 2006-2 to acquire up to $250 million of commercial loans with borrowings of up to $200 million subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2006-2, including the commercial loans purchased by the trust from us. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations. Up to 60% of the collateral in this warehouse facility may be non-senior secured loans, and the remaining 40% must be senior secured loans.

We intend to use the warehouse credit facility to fund the origination of a diverse pool of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments at fair value, and eliminates the option of using the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees and directors if certain conditions were met. Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective method. See Note 4 to the Consolidated Financial Statements for further discussion of our share-based compensation.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of March 31, 2006, approximately 65% of our loan portfolio, at cost, bears interest at a spread to LIBOR, with the remainder bearing interest at a fixed rate or at a spread to a prime rate. As of March 31, 2006, approximately 36% of our loan portfolio, at cost, has a LIBOR floor, at various levels.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$161.7	$—	$120.7	$—
Money Market Rate	1.2	—	2.0	—
Prime Rate	13.0	—	36.1	—
30-Day LIBOR	30.9	—	36.0	—
60-Day LIBOR	—	—	—	—
90-Day LIBOR	534.2	338.8	562.6	331.1
180-Day LIBOR	31.1	—	30.9	—
Commercial Paper	—	185.1	—	160.0
Fixed Rate	306.0	50.0	273.5	50.0

Total	$1,078.1	$573.9	$1,061.8	$541.1

Based on our March 31, 2006 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure.

(dollars in millions)

Basis Point Change	Interest Income	Interest Expense	Net Income
(300)	$(22.3)	$(15.7)	$(6.6)
(200)	15.4)	(10.5)	(4.9)
(100)	(7.7)	(5.2)	(2.5)
100	7.7	5.2	.5
200	15.4	10.5	4.9
300	23.2	15.7	7.5

We continually monitor our exposure to interest rate changes and may engage in certain hedging activities as we deem appropriate. We assess the risks associated with changes in interest rates and the cost of hedging activities to determine when it is appropriate to hedge any exposure we may have. Certain of our interest bearing investments contain LIBOR floors to minimize the exposure to significant decreases in interest rates. We currently have no investments in any derivative securities that would be considered interest rate hedges.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Financial Results

Because there is generally no established market for which to value most of our investments, our board of directors’ determination of the value of our investments may differ materially from the values that a ready market or third party would attribute to these investments.

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

From time to time we target specific industries in which to invest on a recurring basis, which could cause a high concentration of our portfolio in a specific industry. At March 31, 2006, approximately 26.4% of our portfolio consisted of customers in the communications industry. If our customers in the communications industry, or any other industry in which our portfolio is or may become concentrated, suffer due to adverse business conditions or due to economic slowdowns or downturns, we will be more vulnerable to losses in our portfolios and our operating results may be negatively impacted.

Our financial results could be negatively affected if Broadview Networks Holdings, Inc. fails to perform as expected.

At March 31, 2006, our largest portfolio investment was Broadview Networks Holdings, Inc. (“Broadview”), which totaled $99.4 million at fair value, or 9.0% of the fair value of our investments. Broadview accounted for approximately 11.3% of our operating income during the quarter ended March 31, 2006. We own preferred securities of Broadview, which entitle us to a preferred claim of approximately $90 million, plus dividends, which accumulate at an annual rate of 12% on our preferred claim. We currently recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends will be dependent upon the performance and value of Broadview. Our financial results could be negatively affected if this portfolio company fails to perform as expected or if we are unable to recognize these dividends as income on a quarterly basis.

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

As of March 31, 2006, we had $573.9 million of outstanding borrowings under our debt facilities. As of March 31, 2006, the weighted average annual interest rate on all of our outstanding borrowings was 5.81%. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2006 total assets of at least 2.61%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and we do not hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $163.8 million as of March 31, 2006.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At March 31, 2006, this ratio was approximately 213%.

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

Our Revolving Unsecured Credit Facility is scheduled to expire on September 19, 2006 and our Commercial Loan Funding Trust Facility $250.0 million warehouse financing facility through Three Pillars Funding, LLC is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. The next renewal date for this facility is July 28, 2006.

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

A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 67% of the loans in our portfolio, based on amounts outstanding at cost as of March 31, 2006, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 33% were at fixed rates. From January 1, 2004 to March 31, 2006, the three-month LIBOR has increased from 1.15% to 4.98%.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, we issued a total of 2,672 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering proceeds for the shares of common stock sold under the dividend reinvestment plan were approximately $39 thousand. Proceeds were used for general corporate purposes.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

On May 2, 2006, we established, through MCG Commercial Loan Trust 2006-2, a $250 million warehouse credit facility with Merrill Lynch Capital Corp.

The warehouse credit facility allows MCG Commercial Loan Trust 2006-2 to acquire up to $250 million of commercial loans with borrowings of up to $200 million subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2006-2, including the commercial loans purchased by the trust from us. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations. Up to 60% of the collateral in this warehouse facility may be non-senior secured loans, and the remaining 40% must be senior secured loans.

We intend to use the warehouse credit facility to fund the origination of a diverse pool of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances.

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

10.23	Promissory Note issued to Bryan J. Mitchell, dated as of November 28, 2001 (incorporated by reference to Exhibit 10.34 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.24	Promissory Note issued to B. Hagen Saville, dated as of November 28, 2001 (incorporated by reference to Exhibit 10.35 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.25	Promissory Note issued to Steven F. Tunney, dated as of November 28, 2001 (incorporated by reference to Exhibit 10.36 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.26

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

10.31

Form of Pledge Agreement between the Company and employee (incorporated by reference to Exhibit i.10 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.32

Form of Amended and Restated Promissory Note issued to senior management (incorporated by reference to Exhibit I.10 to Pre-effective Amendment No.2 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 1, 2001).

10.33

Form of Pledge Agreement between the Company and senior management, dated as of June 24, 1998 (incorporated by reference to Exhibit i.7 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.34	Custodial Agreement between the Company and Riggs Bank, N.A. (incorporated by reference to Exhibit 10.45 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.35

Employment Agreement between the Company and Robert J. Merrick, dated November 28, 2001 (incorporated by reference to Exhibit 10.47 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description of Document
10.36

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

10.40

MCG Capital Corporation Swingline Note issued to Wachovia Bank, National Association (formerly First Union National Bank), dated as of February 12, 2004 (incorporated by reference to Exhibit f.27 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.41

Employment Agreement between the Company and Michael R. McDonnell, dated July 14, 2004 (incorporated by reference to Exhibit 10.65 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2004).

10.42

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

10.44

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

10.45

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

Exhibit Number	Description of Document
10.49

Credit and Warehouse Agreement, dated as of June 9, 2005, among Merrill Lynch Capital Corp., MCG Commercial Loan Trust 2005-2 and MCG Capital Corporation (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on June 9, 2005).

10.50

Second Amendment to Sale and Servicing Agreement, dated as of July 29, 2005 among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.76 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2005).

10.51

Amended and Restated Revolving Credit Agreement dated as of September 20, 2005 among MCG Capital Corporation, Bayerische Hypo-Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on September 21, 2005).

10.52	Note Purchase Agreement, dated October 11, 2005 (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on October 12, 2005).

10.53

Third Amendment to Sale and Servicing Agreement, dated as of December 7, 2005 among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo Bank, National Association (incorporated by reference Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on December 13, 2005).

10.54

Fourth Amendment to Sale and Servicing Agreement, dated as of April 17, 2006, among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo, National Association (incorporated by reference to Exhibit f.23 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.55

Indenture by and between MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006 (incorporated by reference to Exhibit f.24 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.56

Collateral Management Agreement, dated as of April 18, 2006, by and between MCG Commercial Loan Trust 2006-1 and MCG Capital Corporation (incorporated by reference to Exhibit f.25 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.57

Class A-2 Note Purchase Agreement, dated as of April 18, 2006, among MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit f.26 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.58

Class A-3 Note Purchase Agreement, dated as of April 18, 2006, by and among MCG Commercial Loan Trust 2006-1, North Sea Funding Europe Asset Purchasing Company No. 1 B.V. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit f.27 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.59

Class A-3 Note Purchase Agreement, dated as of April 18, 2006 by and among MCG Commercial Loan Trust 2006-1, Barclays Bank PLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit f.28 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.60++	Credit and Warehouse Agreement, dated as of May 2, 2006, among Merrill Lynch Capital Corp., MCG Commercial Loan Trust 2006-2 and MCG Capital Corporation.

Exhibit Number	Description of Document
10.61++

Custody Agreement, dated as of May 2, 2006, among MCG Capital Corporation, MCG Finance VIII, LLC, MCG Commercial Loan Trust 2006-2, Wells Fargo Bank, National Association and Merrill Lynch Capital Corp.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2006.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer

By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell Chief Financial Officer

By:	/s/ JOHN C. WELLONS
John C. Wellons Chief Accounting Officer