Form 10-Q
period 2006-06-30
MCG CAPITAL CORP
filed 2006-08-09
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2006.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 7, 2006 was 53,382,024.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share and other data)	2006	2005	2006	2005
Income statement data:
Operating income	$35,270	$30,158	$72,907	$58,273
Net operating income before investment gains and losses and provision for income taxes	18,885	16,430	39,649	30,921
Net income	22,910	19,880	49,312	32,938

Per common share data:
Net operating income before investment gains and losses and provision for income taxes per common share basic and diluted	$0.35	$0.35	$0.75	$0.67
Earnings per common share—basic and diluted	0.43	0.42	0.93	0.71
Cash dividends declared per common share	0.42	0.42	0.84	0.84

Selected period-end balances:
Total investment portfolio	$1,087,594	$924,968
Total assets	1,213,024	1,114,429
Borrowings	497,618	461,692
Net asset value per common share (a)	12.65	12.45

Other period-end data:
Number of portfolio companies	88	97
Number of employees (b)	79	122

(a)	Based on common shares outstanding at period-end.
(b)	At June 30, 2005, we had 51 employees in our consolidated entity Kagan Research, LLC (“Kagan”). Effective January 1, 2006 Kagan no longer qualified as a consolidated entity.

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	$33,785	$45,626
Cash, securitization accounts	74,342	82,107
Cash, restricted	663	1,977
Investments at fair value
Non-affiliate investments (cost of $665,451 and $733,717, respectively)	683,392	745,757
Affiliate investments (cost of $34,722 and $46,168, respectively)	34,943	46,156
Control investments (cost of $391,659 and $337,372, respectively)	369,259	305,647

Total investments (cost of $1,091,832 and $1,117,257, respectively)	1,087,594	1,097,560
Unearned income on commercial loans	(7,667)	(9,062)

Total investments net of unearned income	1,079,927	1,088,498
Interest receivable	7,729	10,602
Other assets	16,578	15,677

Total assets	$1,213,024	$1,244,487

Liabilities
Borrowings (maturing within one year of $138,769 and $362,435, respectively)	$497,618	$541,119
Interest payable	5,367	5,904
Dividends payable	22,419	20,967
Other liabilities	12,231	10,410

Total liabilities	537,635	578,400

Stockholders’ equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 200,000 shares on June 30, 2006 and December 31, 2005, 53,378 issued and outstanding on June 30, 2006 and 53,372 issued and outstanding on December 31, 2005	534	534
Paid-in capital	756,314	758,433
Distributions in excess of earnings:
Paid-in capital	(39,219)	(39,219)
Other	(36,889)	(26,784)
Net unrealized depreciation on investments	(4,238)	(19,697)
Stockholder loans	(1,113)	(3,624)
Unearned compensation—restricted stock	—	(3,556)

Total stockholders’ equity	675,389	666,087

Total liabilities and stockholders’ equity	$1,213,024	$1,244,487

Net asset value per common share at period end	$12.65	$12.48

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$22,162	$18,551	$45,218	$32,785
Affiliate investments (5% to 25% owned)	939	1,447	1,961	2,824
Control investments (more than 25% owned)	10,330	6,850	18,734	15,832

Total interest and dividend income	33,431	26,848	65,913	51,441
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	1,348	2,947	4,560	6,184
Affiliate investments (5% to 25% owned)	—	—	1,126	—
Control investments (more than 25% owned)	491	363	1,308	648

Total advisory fees and other income	1,839	3,310	6,994	6,832

Total operating income	35,270	30,158	72,907	58,273

Operating expenses
Interest expense	8,695	4,953	17,607	9,637
Employee compensation:
Salaries and benefits	4,626	4,479	9,576	9,235
Long-term incentive compensation	1,110	1,644	2,232	3,326

Total employee compensation	5,736	6,123	11,808	12,561
General and administrative expense	1,954	2,652	3,843	5,154

Total operating expenses	16,385	13,728	33,258	27,352

Net operating income before investment gains and losses and provision for income taxes on investment gains	18,885	16,430	39,649	30,921

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	8	5,699	693	5,800
Affiliate investments (5% to 25% owned)	—	—	9	(190)
Control investments (more than 25% owned)	4	(31)	(2,906)	18,346

Total net realized gains (losses) on investments	12	5,668	(2,204)	23,956
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	(651)	229	5,901	1,184
Affiliate investments (5% to 25% owned)	339	1,458	232	2,188
Control investments (more than 25% owned)	7,917	(3,905)	9,326	(25,311)

Total net unrealized appreciation (depreciation) on investments	7,605	(2,218)	15,459	(21,939)

Net investment gains before income taxes on investment gains	7,617	3,450	13,255	2,017
Provision for income taxes on investment gains	(3,592)	—	(3,592)	—

Net investment gains net of tax	4,025	3,450	9,663	2,017

Net income	$22,910	$19,880	$49,312	$32,938

Earnings per common share basic and diluted	$0.43	$0.42	$0.93	$0.71
Cash dividends declared per common share	$0.42	$0.42	$0.84	$0.84
Weighted average common shares outstanding	53,230	47,143	53,214	46,131
Weighted average common shares outstanding and dilutive common stock equivalents	53,230	47,185	53,214	46,172

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2006	2005
Operations:
Net operating income	$39,649	$30,921
Net realized (loss) gain on investments	(2,204)	23,956
Net unrealized appreciation (depreciation) of investments	15,459	(21,939)
Provision for income taxes on investment gains	(3,592)	—

Net increase in net assets resulting from operations	49,312	32,938

Shareholder distributions:
Distributions from net investment income	(43,958)	(37,857)

Net decrease in net assets resulting from shareholder distributions	(43,958)	(37,857)

Capital share transactions:
Issuance of common stock	—	69,159
Issuance of common stock under dividend reinvestment plan	82	59
Repayments of stockholder loans	2,511	5
Amortization of restricted stock awards	1,355	2,256

Net increase in net assets resulting from capital share transactions	3,948	71,479

Total increase in net assets	9,302	66,560
Net assets at beginning of period	666,087	554,213

Net assets at end of period	$675,389	$620,773

Net asset value per common share	$12.65	$12.45

Common shares outstanding at end of period	53,378	49,845

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$49,312	$32,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160	429
Amortization of restricted stock awards	1,355	2,256
Amortization of deferred debt issuance costs	2,237	1,306
Net realized losses (gains) on investments	2,204	(23,956)
Net unrealized (appreciation) depreciation on investments	(15,459)	21,939
Decrease in cash—securitization accounts from interest collections	5,262	4,876
Decrease (increase) in interest receivable	2,813	(675)
Increase in accrued payment-in-kind interest and dividends	(11,444)	(8,311)
Decrease in unearned income	(1,606)	(1,479)
Decrease in other assets	1,321	1,176
(Decrease) increase in interest payable	(537)	299
Increase (decrease) in other liabilities	4,105	(2)

Net cash provided by operating activities	39,723	30,796

Investing activities
Originations, draws and advances on loans	(161,688)	(188,905)
Principal payments on loans	217,105	146,594
Purchase of equity investments	(20,416)	(17,521)
Proceeds from sales of equity investments	2,596	21,257
Purchase of premises, equipment and software	(297)	(124)

Net cash provided by (used in) investing activities	37,300	(38,699)

Financing activities
Net (payments on) proceeds from borrowings	(13,802)	21,019
Increase in cash—securitization accounts for paydown of principal on debt	(27,196)	(36,546)
Payment of financing costs	(7,074)	(175)
Dividends paid	(43,385)	(38,090)
Issuance of common stock, net of costs	82	69,218
Repayment of stockholder loans	2,511	5

Net cash (used in) provided by financing activities	(88,864)	15,431

(Decrease) increase in cash and cash equivalents	(11,841)	7,528
Cash and cash equivalents at beginning of period	45,626	82,732

Cash and cash equivalents at end of period	$33,785	$90,260

Supplemental disclosures
Interest paid	$15,907	$8,032
Income taxes paid	137	—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2006

(in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)		Principal	Cost	Fair Value
Control investments: Majority-owned (5):
Broadview Networks Holdings, Inc. (2) (7)	Communications- CLEC	Subordinated Debt (12.0%, Due 12/09) Series A Preferred Stock (87,254 shares) Common Stock (2,181,437 shares) Guaranty ($3,500)	47.9 33.1	% %	$45,626	$45,626 58,093 —	$45,626 58,093 —
Chesapeake Tower Holdings, LLC	Communications- Other	Senior Debt (9.2%, Due 5/10) Preferred LLC Interest Common LLC Interest	100.0 80.0	% %	400	400 3,139 —	400 3,139 —
Cleartel Communications, Inc. (2)	Communications- CLEC	Subordinated Debt (10.6%, Due 6/09) Preferred Stock (57,859 shares) Common Stock (9 shares) Guaranty ($7,313)	99.1 0.005	% %	44,163	44,163 50,613 540	44,163 40,685 —
Crystal Media Network, LLC (2) (6)	Broadcasting	Senior Debt (12.2%, Due 5/06) LLC Interest	100.0%		1,099	882 6,132	882 1,020
Helicon Cable Holdings, LLC (2)	Broadcasting	Senior Debt (10.2%, Due 12/12) Subordinated Debt (14.3%, Due 6/13) Preferred LLC Interest (82,500 units) Standby Letter of Credit ($300)	73.3%		10,683 6,237	10,683 6,237 8,733	10,683 6,237 8,733
JupiterKagan, Inc. (2) (10)	Information Services	Senior Debt (12.5%, Due 3/10) Series A Preferred Stock (100,000 shares) Common Stock (100,000 shares) Guaranty ($1,482)	100.0 100.0	% %	3,789	3,789 10,000 —	3,789 10,000 —
Midwest Tower Partners, LLC (2)	Communications- Other	Senior Debt (11.0%, Due on demand) Subordinated Debt (14.1%, Due 2/07) Preferred LLC Interest Common LLC Interest	91.0 79.2	% %	8,881 17,125	8,881 17,125 2,273 201	8,881 17,125 2,273 8,745
RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt ( 9.6%, Due 12/10) Subordinated Debt (15.0%, Due 12/11) Preferred LLC Interest (70,000 units)	98.6%		7,000 9,118	7,000 9,118 7,239	7,000 9,118 7,239
Superior Publishing Corporation (2)	Newspaper	Subordinated Debt (20.0%, Due 10/10) Preferred Stock (7,999 shares) Common Stock (100 shares)	100.0 100.0	% %	21,177	19,022 7,999 365	19,022 9,111 —
West Coast WirelessLines LLC (6)	Publishing	LLC Interest	100.0%			996	791
Working Mother Media, Inc. (6)	Publishing	Senior Debt (8.5%, Due 6/06) Class A Preferred Stock (12,497 shares) Class B Preferred Stock (1 share) Class C Preferred Stock (1 share) Common Stock (510 shares) Guaranty ($655)	99.2 100.0 100.0 51.0	% % % %	11,379	9,076 12,497 1 1 1	9,076 4,541 — — —
Total Control investments: Majority-owned (represents 31.0% of total investments at fair value)						350,825	336,372

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2006

(in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)		Principal		Cost	Fair Value
Control investments: Non-majority owned (4):
ETC Group, LLC (6)	Publishing	Series A LLC Interest Series C LLC Interest	100.0 100.0	% %	$		$145 100	$	— —
Fawcette Technical Publications Holding (2) (6)	Publishing	Senior Debt (16.5%, Due 12/06) Subordinated Debt (16.4%, Due 12/06) Series A Preferred Stock (8,473 shares) Common Stock (5,010,379 shares)	100.0 36.0	% %		13,474 5,407	12,579 4,656 2,569 —		11,947 — — —
National Product Services, Inc. (2)	Business Services	Senior Debt (15.1%, Due 6/09) Subordinated Debt (16.0%, Due 6/09) Common Stock (995,428 shares)	31.5%			11,586 10,690	5,498 10,225 —		11,587 4,821 —
Platinum Wireless, Inc.	Communications- Other	Senior Debt (8.0%, Due 6/06) Common Stock (2,937 shares) Option to purchase Common Stock (expire 12/31/13)	37.0 1.5	% %		150	150 4,640 272		150 4,293 89
Total Control investments: Non-majority-owned (represents 3.0% of total investments at fair value)							40,834		32,887
Total Control Investments: (represents 34.0% of total investments at fair value)							391,659		369,259

Affiliate investments (3):
iVerify. US Inc. (6)	Communications- Other	Preferred Stock (54 shares) Common Stock (20 shares)	16.2 11.6	% %			578 550		350 —
NYL Brands Holdings, Inc. (2)	Clothing & Accessories	Senior Debt ( 8.6%, Due 10/10) Subordinated Debt (13.0%, Due 2/11) Class A Common Stock (1,500 shares) Warrants to purchase Common Stock (expire 2/3/16)	18.7 6.6	% %		7,600 10,000	7,600 10,000 1,500 331		7,600 10,000 1,500 331
On Target Media, LLC (6)	Publishing	Class A LLC Interest Class B LLC Interest	6.8 5.7	% %			1,508 —		1,748 1,197
Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (14.4%, Due 12/08) Class A LLC Interest Warrants to purchase Class B LLC interest (expire 1/31/11)	12.8 100.0	% %		13,404	12,091 564 —		12,091 126 —
Total Affiliate investments (represents 3.2% of total investments at fair value)							34,722		34,943

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2006

(in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)		Principal	Cost	Fair Value
Non-affiliate investments (less than 5% owned):
Allen's TV Cable Service, Inc.	Broadcasting	Senior Debt (13.9%, Due 12/12) Subordinated Debt (13.0%, Due 12/12) Warrants to purchase Common Stock (expire 12/31/15)	10.0%		$7,414 2,032	$7,414 2,032 —	$7,414 2,032 —
Amerifit Nutrition, Inc. (2)	Drugs	Senior Debt (11.6%, Due 3/10)			6,465	6,465	6,465
Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (11.9%, Due 12/08)			7,400	7,400	7,400
Auto Europe, LLC	Car Rental	Subordinated Debt (12.4%, Due 10/12)			13,500	13,500	13,500
B & H Education, Inc. (2)	Education	Senior Debt (11.5%, Due 3/10) Preferred Stock ( 5,384 shares)	4.1%		4,000	4,000 1,120	4,000 1,251
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (10.6%, Due 9/11)			5,149	5,149	5,149
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (13.1%, Due 3/10)			10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (7.5%, Due 8/11)			889	889	877
Cambridge Information Group, Inc. (2)	Information Services	Subordinated Debt (12.7%, Due 11/11)			10,000	10,000	10,000
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (13.2%, Due 12/11)			4,755	4,755	4,755
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (7.5%, Due 7/10)			839	839	844
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.8%, Due 2/11)			8,027	8,027	8,027
Community Media Group, Inc. (2)	Newspaper	Senior Debt (9.7%, Due 9/10)			20,883	20,883	20,883
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12)			7,135	7,135	7,135
Country Road Communications LLC (2)	Communications- Other	Subordinated Debt (12.6%, Due 7/13)			13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (12.1%, Due 6/10)			19,000	19,000	19,000
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (15.3%, Due 6/09-6/10)			9,026	9,026	9,026
CWP/RMK Acquisition Corp	Home Furnishings	Senior Debt (9.0%, Due 6/11) Subordinated Debt (13.5%, Due 12/12) Common Stock (500 Shares)	3.8%		6,750 11,750	6,750 11,750 500	6,750 11,750 500
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (12.5%, Due 6/11) Preferred LLC Interest ( 16,371 units) Class A LLC Interest (10,914 units)	2.7 2.7	% %	16,000	16,000 632 417	16,000 632 454
D&B Towers, LLC	Communications- Other	Senior Debt (15.1%, Due 6/08)			5,319	5,319	5,319
dick clark productions, inc. (6)	Broadcasting	Common Stock (235,714 shares) Warrants to purchase Common Stock (expire 7/25/11)	0.5 5.3	% %		210 858	155 1,516

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2006

(in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)		Principal		Cost	Fair Value
The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%		$		$88	$34
EAS Group, Inc.	Technology	Subordinated Debt (16.0%, Due 4/11)				10,853	10,853	10,853
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.8%, Due 5/12) Subordinated Debt (14.5%, Due 6/12)				8,209 5,057	8,209 5,057	8,209 5,057
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (12.5%, Due 3/10-9/10) Subordinated Debt (16.0%, Due 3/11)				4,640 8,939	4,640 8,939	4,640 8,939
Flexsol Packaging Corp.	Chemicals/ Plastics	Subordinated Debt (11.7%, Due 12/12)				5,000	5,000	5,000
GoldenSource Holdings Inc. (2)	Technology	Senior Debt (10.0%, Due 9/08) Warrants to purchase Common Stock (expire 10/31/08)	4.2%			17,000	17,000 —	17,000 —
The Hillman Group, Inc.	Home Furnishings	Senior Debt (8.4%, Due 3/11)				5,865	5,865	5,891
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (10.4%, Due 3/11)				4,551	4,551	4,027
Images.com, Inc.	Information Services	Senior Debt (15.5%, Due 12/07)				2,540	2,540	2,540
Instant Web, Inc.	Direct Mail Advertiser	Senior Debt (8.8%, Due 2/11)				4,938	4,938	4,965
Jenzabar, Inc. (2)	Technology	Preferred Stock (5,000 shares) Subordinated Preferred Stock (109,800 shares) Warrants to purchase Common Stock (expire 4/30/16)	100.0 100.0 19.5	% % %			6,106 1,098 422	6,106 1,098 8,210
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (8.4%, Due 12/11)				7,850	7,850	7,850
Jupitermedia Corporation (6)	Information Services	Common Stock (148,373 shares)	0.4%				2,114	1,929
MD Beauty, Inc.	Cosmetics	Subordinated Debt (12.4%, Due 2/13)				9,000	9,000	9,090
MCI Holdings, LLC (2)	Healthcare	Subordinated Debt (12.5%, Due 3/12) Class A LLC Interest (4,712,042 units)	5.2%			17,314	17,314 3,000	17,314 3,312
Metropolitan Telecommunications Holding Company (2) (9)	Communications- CLEC	Senior Debt (12.6%, Due 6/10-9/10) Subordinated Debt (16.5%, Due 12/10) Warrants to purchase Common Stock (expire 9/30/13)	20.4%			21,575 10,929	21,575 10,929 1,843	21,575 10,929 5,225
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (10.0%, Due 3/10-9/10) Subordinated Debt (14.5%, Due 3/11)				13,400 9,115	13,400 9,115	13,400 9,115

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2006

(in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	Principal	Cost	Fair Value
MicroDental Laboratories (2)	Healthcare	Senior Debt (10.6%, Due 5/11-11/11) Subordinated Debt (15.0%, Due 5/12)		$11,535 6,202	$11,535 6,202	$11,535 6,202
Miles Media Holding, Inc. (2)	Publishing	Senior Debt (10.7%, Due 6/12) Subordinated Debt (16.2%, Due 12/12) Warrants to purchase Common Stock (expire 6/3/15)	19.5%	8,075 4,000	8,075 4,000 439	8,075 4,000 1,241
Monotype Imaging Holdings Corp. (2)	Technology	Senior Debt (8.1%, Due 11/09)		4,469	4,469	4,469
National Display Holdings, LLC (2)	Electronics	Senior Debt (11.2%, Due 12/11) Subordinated Debt (15.0%, Due 12/12) Class A LLC Interest (1,000,000 units)	3.7%	10,000 13,753	10,000 13,753 1,000	10,000 13,753 1,000
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)	0.3%		—	—
OMP, Inc.	Drugs	Senior Debt (9.2%, Due 1/10-1/11)		7,327	7,327	7,327
OnCure Medical Corp. (2)	Healthcare	Subordinated Debt (13.5%, Due 8/12)		20,114	20,114	20,114
PartMiner, Inc. (2)	Information Services	Senior Debt (15.0%, Due 6/09)		4,316	4,316	4,316
Powercom Corporation (2)	Communications-CLEC	Senior Debt (7.7%, Due 12/06) Warrants to purchase Class A Common Stock (expire 6/30/14)	22.7%	1,798	1,798 286	1,798 307
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (11.5%, Due 5/11) Subordinated Debt (15.0%, Due 12/11) Preferred LLC Interest (1,000,000 units)	6.3%	9,000 10,580	9,000 10,580 1,050	9,000 10,580 1,050
Republic National Cabinet Corporation	Home Furnishings	Senior Debt (10.2%, Due 12/08) Subordinated Debt (14.0%, Due 6/09)		3,356 5,000	3,356 5,000	3,356 5,000
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (16.0%, Due 2/12) Series A Preferred Stock (7,813 Shares)	0.3%	14,408	14,408 250	14,408 250
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (10.5%, Due 11/09)		12,000	12,000	12,000
SCI Holdings, Inc.	Communication Services	Subordinated Debt (12.3%, Due 11/12)		7,500	7,500	7,500
Sterigenics International, Inc.	Healthcare	Senior Debt (8.3%, Due 6/11)		4,900	4,900	4,912

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2006

(in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)		Principal	Cost	Fair Value
Stratford School Holdings, Inc. (2)	Education	Senior Debt (10.7%, Due 7/11-9/11) Subordinated Debt (14.0%, Due 12/11) Preferred Stock (10,000 shares) Warrants to purchase Common Stock (expire 5/31/15)	14.9 100.0	% %	$18,500 6,785	$18,500 6,785 — 68	$18,500 6,785 1,228 421
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (12.4%, Due 4/11)			12,000	12,000	12,000
SXC Health Solutions, Inc. (2)	Healthcare	Senior Debt (9.5%, Due 12/10) Common Stock (277,775 shares)	1.6%		12,580	12,580 1,235	12,580 3,226
Talk America Holdings, Inc. (6)	Communications-Other	Warrants to purchase Common Stock (expire 8/17/06 - 3/31/07)	0.7%			25	208
Team Express, Inc. (2)	Retail	Subordinated Debt (15.0%, Due 6/11)			7,216	7,216	7,216
Teleguam Holdings, LLC (2)	Communications-Other	Subordinated Debt (12.2%, Due 10/12)			20,000	20,000	20,000
Tippmann Sports, LLC	Leisure Goods	Senior Debt (11.3%, Due 6/09)			5,639	5,639	5,639
Total Sleep Holdings, Inc. (2)	Healthcare	Subordinated Debt (14.0%, Due 9/11)			22,557	22,557	22,557
ValuePage, Inc. (6)	Communications-Other	Senior Debt (12.8%, Due 6/08)			1,126	1,100	1,100
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%			500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (11.8%, Due 12/07-6/10) Convertible Preferred Subordinated Notes (12.0%, Due 6/15 )	16.5%		11,000 1,127	11,000 1,127	11,000 993
Wicks Business Information, LLC	Publishing	Unsecured Note (10.3%, Due 2/08)			225	225	225
Wiesner Publishing Company, LLC (6)	Publishing	Warrants to purchase membership interest in LLC (expire 6/30/12)	15.0%			406	2,710
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (12.9%, Due 6/11)			6,000	6,000	6,150
WirelessLines II, Inc.	Communications-Other	Senior Debt (8.0%, Due 4/07)			129	129	129
XFone, Inc (6)(10)	Communications-Other	Common Stock (868,946 shares) Warrants to purchase common stock (expire 3/3/11)	4.6 0.8	% %		2,485 —	2,390 —
Total Non-affiliate investments (represents 62.8% of total investments at fair value)						665,451	683,392
Total Investments						1,091,832	1,087,594
Unearned income						(7,667)	(7,667)
Total Investments net of unearned income						$1,084,165	$1,079,927

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	Principal	Cost	Fair Value
Control investments: Majority-owned (5):
Broadview Networks Holdings, Inc. (2) (7)	Communications	Subordinated Debt (12.0%, Due 12/09)		$42,993	$42,993	$42,993
		Series A Preferred Stock (89,154 shares)	49.1%		52,137	52,137
		Common Stock (2,228,937 shares)	33.8%		—	—
Cleartel Communications, Inc. (2)	Communications	Senior Debt (8.3%, Due 6/09)		28,850	28,850	28,850
		Subordinated Debt (14.4%, Due 6/09)		9,356	9,356	9,356
		Preferred Stock (57,859 shares)	99.1%		50,613	40,684
		Common Stock (9 shares)	0.005%		540	—
		Guaranty ($8,092)
Copperstate Technologies, Inc.	Security Alarm	Senior Debt (11.0%, Due 9/07)		1,272	1,272	1,272
		Class A Common Stock (20,000 shares)	93.0%		2,000	946
		Class B Common Stock (10 shares)	0.05%		—	—
		Warrants to purchase Class B Common Stock (expire 12/20/12)	93.7%		—	—
		Standby Letter of Credit ($1,000)
Crystal Media Network, LLC (6)	Broadcasting	Senior Debt (11.4%, Due 5/06)		1,099	947	947
		LLC Interest	100.0%		6,132	1,097
Helicon Cable Holdings, LLC (2)	Cable	Senior Debt (9.18%, Due 12/12)		10,072	10,072	10,072
		Subordinated Debt (14.3%, Due 6/13)		5,750	5,750	5,750
		Preferred LLC Interest (82,500 units)	57.9%		8,316	8,316
		Standby Letter of Credit ($300)
Midwest Tower Partners, LLC (2)	Communications	Subordinated Debt (14.1%, Due 2/07)		16,813	16,813	16,813
		Preferred LLC Interest	91.0%		2,121	2,121
		Common LLC Interest	79.2%		201	1,332
Superior Publishing Corporation (2)	Newspaper	Senior Debt (9.0%, Due 12/06)		20,759	20,759	20,759
		Subordinated Debt (20.0%, Due 12/06)		22,692	20,141	20,141
		Preferred Stock (7,999 shares)	100.0%		7,999	8,545
		Common Stock (100 shares)	100.0%		365	—
Telecomm South, LLC (6)	Communications	Senior Debt (13.4%, Due 12/05)		7,996	2,582	1,100
		LLC Interest	100.0%		10	—
West Coast WirelessLines LLC	Conferences	LLC Interest	100.0%		851	851
Working Mother Media, Inc. (6)	Publishing	Senior Debt (7.5%, Due 6/06)		10,452	8,576	8,576
		Class A Preferred Stock (12,497 shares)	99.2%		12,497	4,192
		Class B Preferred Stock (1 share)	100.0%		1	—
		Class C Preferred Stock (1 share)	100.0%		1	—
		Common Stock (510 shares)	51.0%		1	—
		Guaranty ($834)
Total Control investments: Majority-owned (represents 26.1% of total investments at fair value)					311,896	286,850

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)		Principal		Cost	Fair Value
Control investments: Non-majority owned (4):
ETC Group, LLC (6)	Publishing	Series A LLC Interest Series C LLC Interest	100.0 100.0	% %	$		$270 100	$123 —
Fawcette Technical Publications Holding (2)	Publishing	Senior Debt (14.5%, Due 12/06) Subordinated Debt (14.8%, Due 12/06) Series A Preferred Stock (8,473 shares) Common Stock (5,010,379 shares)	100.0 36.0	% %		13,061 5,186	12,545 4,691 2,569 —	12,545 1,137 — —
Platinum Wireless, Inc.	Communications	Senior Debt (8.0%, Due 6/06) Common Stock (2,937 shares) Option to purchase Common Stock (expire 12/31/13)	37.0 1.5	% %		389	389 4,640 272	389 4,505 98
Total Control investments: Non-majority-owned (represents 1.7% of total investments at fair value)							25,476	18,797
Total Control Investments: (represents 27.8% of total investments at fair value)							337,372	305,647
Affiliate investments (3):
iVerify. US Inc.	Security Alarm	Senior Debt (8.0%, Due 4/06) Common Stock (20 shares)	12.0%			75	75 550	75 —
On Target Media, LLC	Publishing	Senior Debt (10.5%, Due 9/09) Subordinated Debt (17.0%, Due 3/10) Class A LLC Interest Class B LLC Interest	6.8 16.9	% %		20,000 11,266	20,000 11,266 1,508 —	20,000 11,266 2,610 —
Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (13.7%, Due 12/07) Class A LLC Interest Warrants to purchase Class B LLC interest (expire 1/31/11)	12.8 100.0	% %		12,739	12,205 564 —	12,205 — —
Total Affiliate investments (represents 4.2% of total investments at fair value)							46,168	46,156

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	Principal	Cost	Fair Value
Non-affiliate investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (13.1%, Due 12/12)		$7,130	$7,130	$7,130
		Subordinated Debt (12.6%, Due 12/12)		2,007	2,007	2,007
		Warrants to purchase Common Stock (expire 12/31/15)	10.0%		—	—
Amerifit Nutrition, Inc. (2)	Drugs	Senior Debt (13.9%, Due 3/10)		6,623	6,623	6,623
Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (11.0%, Due 12/08)		4,900	4,900	4,900
Auto Europe, LLC	Equipment Leasing	Subordinated Debt (11.3%, Due 10/12)		13,500	13,500	13,500
B & H Education, Inc. (2)	Education	Senior Debt (10.5%, Due 3/10)		4,000	4,000	4,000
		Preferred Stock (5,384 shares)	4.1%		1,060	1,078
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (9.7%, Due 9/11)		5,449	5,449	5,449
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (12.2%, Due 3/10)		10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (6.2%, Due 8/11)		889	889	894
Cambridge Information Group, Inc. (2)	Information Services	Senior Debt (8.7%, Due 6/07-6/11)		26,825	26,825	26,825
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (11.1%, Due 12/11)		2,377	2,377	2,270
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (6.6%, Due 7/10)		1,778	1,778	1,797
Community Media Group, Inc. (2)	Newspaper	Senior Debt (8.9%, Due 9/10)		22,365	22,365	22,365
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12)		7,060	7,060	7,060
Country Road Communications LLC (2)	Communications	Subordinated Debt (11.6%, Due 7/13)		13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (11.1%, Due 6/10)		19,400	19,400	19,400
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (14.3%, Due 6/09-6/10)		8,942	8,942	8,942
Cruz Bay Publishing, Inc. (2)	Publishing	Senior Debt (12.1%, Due 12/06)		6,172	6,172	6,172
		Subordinated Debt (20.5%, Due 12/06)		11,417	11,417	11,417
Dayton Parts Holdings, LLC (2)	Vehicle Parts & Supplies	Subordinated Debt (12.5%, Due 6/11)		16,000	16,000	16,000
		Preferred LLC Interest (16,371 units)	2.7%		602	602
		Class A LLC Interest (10,914 units)	4.4%		401	401
D&B Towers, LLC	Communications	Senior Debt (14.2%, Due 6/08)		5,022	5,022	5,022
dick clark productions, inc. (6)	Broadcasting	Common Stock (235,714 shares)	0.5%		210	111
		Warrants to purchase Common Stock (expire 7/25/11)	5.3%		858	1,085
The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%		89	37
EAS Group, Inc.	Communications Equipment	Subordinated Debt (16.0%, Due 4/11)		10,227	10,227	10,227
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.0%, Due 5/12)		10,000	10,000	10,000
		Subordinated Debt (14.5%, Due 6/12)		5,067	5,067	5,067
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (11.5%, Due 3/10-9/10)		4,640	4,640	4,640
		Subordinated Debt (16.0%, Due 3/11)		8,763	8,763	8,763
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (10.7%, Due 12/12)		5,000	5,000	5,000

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	Principal	Cost	Fair Value
GoldenSource Holdings Inc. (2)	Technology	Senior Debt (9.0%, Due 9/08)		$17,000	$17,000	$17,000
		Warrants to purchase Common Stock (expire 10/31/08)	4.2%		—	—
The Hillman Group, Inc.	Home Furnishings	Senior Debt (7.7%, Due 3/11)		5,910	5,910	6,010
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (9.4%, Due 3/11)		4,668	4,668	4,290
I-55 Internet Services, Inc. (6)	Communications	Senior Debt (17.5%, Due 12/06)		1,778	1,778	1,539
		Warrants to purchase Common Stock (expire 4/30/10)	20.0%		366	—
Images.com, Inc.	Information Services	Senior Debt (12.5%, Due 12/07)		2,664	2,664	2,664
Information Today, Inc. (2)	Information Services	Senior Debt (11.0%, Due 9/08)		6,915	6,915	6,915
Instant Web, Inc.	Direct Mail Advertiser	Senior Debt (7.8%, Due 2/11)		4,962	4,962	5,037
Jenzabar, Inc. (2)	Technology	Senior Debt (12.5%, Due 4/09)		12,000	12,000	12,000
		Subordinated Debt (18.0%, Due 4/09-4/12)		7,467	7,467	7,467
		Senior Preferred Stock (5,000 shares)	100.0%		5,831	5,831
		Subordinated Preferred Stock (109,800 shares)	100.0%		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)	19.5%		422	7,630
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (7.4%, Due 12/11)		7,225	7,225	7,225
Jupitermedia Corporation	Information Services	Common Stock (148,373 shares)	0.4%		2,115	2,084
Managed Health Care Associates, Inc.	Drugs	Senior Debt (10.3%, Due 6/09-6/10)		4,380	4,380	4,380
MD Beauty, Inc	Cosmetics	Subordinated Debt (11.3%, Due 2/13)		9,000	9,000	9,079
MCI Holdings, LLC (2)	Management Consulting Service	Subordinated Debt (12.5%, Due 3/12) Class A LLC Interest (4,712,042 units)	5.2%	17,102	17,102 3,000	17,102 3,000
Metropolitan	Communications	Senior Debt (11.6%, Due 6/10-9/10)		22,000	22,000	22,000
Telecommunications		Subordinated Debt (15.5%, Due 12/10)		10,929	10,929	10,929
Holding Company (2) (9)		Warrants to purchase Common Stock (expire 9/30/13)	20.4%		1,843	3,897
Michael May	Security Alarm	Senior Debt (12.0%, Due 2/08)		450	450	450
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.0%, Due 3/10-9/10)		13,900	13,900	13,900
		Subordinated Debt (14.5%, Due 3/11)		9,115	9,115	9,115
MicroDental Laboratories (2)	Healthcare	Senior Debt (9.8%, Due 5/11-11/11)		11,767	11,767	11,767
		Subordinated Debt (15.0%, Due 5/12)		6,113	6,113	6,113
Miles Media Holding, Inc. (2)	Publishing	Senior Debt (10.9%, Due 6/12)		8,287	8,287	8,287
		Subordinated Debt (15.4%, Due 12/12)		4,000	4,000	4,000
		Warrants to purchase Common Stock (expire 6/3/15)	19.5%		439	837
Monotype Imaging Holdings Corp. (2)	Technology	Senior Debt (8.8%, Due 11/09)		4,850	4,850	4,850
MultiPlan, Inc.	Insurance	Senior Debt (7.0%, Due 3/09)		3,194	3,194	3,234
Nalco Company	Ecological Services	Senior Debt (6.32%, Due 11/10)		4,162	4,162	4,217
National Display Holdings, LLC (2)	Electronics	Senior Debt (9.7%, Due 12/10-12/11)		20,087	20,087	20,087
		Subordinated Debt (15.0%, Due 12/12)		13,000	13,000	13,000
		Class A LLC Interest (1,000,000 units)	3.7%		1,000	1,000

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	Principal	Cost	Fair Value
National Product Services, Inc.	Business Services	Subordinated Debt (14.0%, Due 6/07)		$10,225	$10,225	$10,225
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)	0.4%		—	—
OMP, Inc.	Drugs	Senior Debt (8.3%, Due 1/10-1/11)		7,714	7,714	7,714
PartMiner, Inc. (2)	Information Services	Senior Debt (15.0%, Due 6/09)		5,240	5,240	5,240
Powercom Corporation (2)	Communications	Senior Debt (12.0%, Due 12/06)		1,861	1,861	1,861
		Warrants to purchase Class A Common Stock (expire 6/30/14)	30.7%		286	341
Quantum Medical Holdings, LLC (2)	Laboratory	Senior Debt (9.3%, Due 12/10-5/11)		17,535	17,535	17,535
	Instruments	Subordinated Debt (15.0%, Due 12/11)		10,502	10,502	10,502
		Preferred LLC Interest (1,000,000 units)	3.3%		1,001	1,001
R.R. Bowker, LLC (2)	Information Services	Senior Debt (11.4%, Due 12/08-12/09)		16,650	16,650	16,650
Republic National Cabinet Corporation	Home Furnishings	Senior Debt (9.2%, Due 6/09)		3,578	3,578	3,578
		Subordinated Debt (13.1%, Due 6/09)		5,000	5,000	5,000
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.9%, Due 11/09)		12,400	12,400	12,400
SCI Holdings, Inc	Communication Services	Subordinated Debt (11.5%, Due 11/12)		7,500	7,500	7,500
Sheridan Healthcare, Inc.	Healthcare	Senior Debt (7.5%, Due 11/10)		2,850	2,850	2,895
Sterigenics International, Inc.	Healthcare	Senior Debt (7.5%, Due 6/11)		4,925	4,925	4,993
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.5%, Due 6/11)		6,500	6,500	6,500
		Subordinated Debt (14.0%, Due 12/11)		6,651	6,651	6,651
		Preferred Stock (10,000 shares)	13.3%		1,059	1,059
		Warrants to purchase Common Stock (expire 5/31/15)	100.0%		67	192
Survey Sampling International, LLC	Research	Senior Debt (7.3%, Due 5/11)		3,911	3,911	3,943
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (11.6%, Due 4/11)		12,000	12,000	12,000
SXC Health Solutions, Inc. (2)	Technology	Senior Debt (9.0%, Due 12/10)		13,260	13,260	13,260
		Common Stock (1,111,100 shares)	1.9%		1,235	2,630
Talk America Holdings, Inc. (6)	Communications	Warrants to purchase Common Stock (expire 8/17/06-3/31/07)	0.7%		25	330
Team Express, Inc.	Specialty Retail	Senior Debt (10.7%, Due 12/09-12/10)		13,364	13,364	13,364
		Subordinated Debt (15.0%, Due 6/11)		7,108	7,108	7,108
Teleguam Holdings, LLC	Communications	Subordinated Debt (11.4%, Due 10/12)		20,000	20,000	20,000
Tippmann Sports, LLC	Leisure Goods	Senior Debt (10.3%, Due 6/09)		6,550	6,550	6,550
Total Sleep Holdings, Inc. (2)	Healthcare	Subordinated Debt (14.0%, Due 9/11)		22,220	22,220	22,220
U. S. I. Holdings Corporation	Insurance	Senior Debt (6.7%, Due 8/08)		2,970	2,970	2,982
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%		500	—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)	Principal	Cost	Fair Value
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (10.8%, Due 12/07-6/10)		$10,350	$10,350	$10,350
		Convertible Preferred Subordinated Notes (12.0%, Due 6/15 )	16.5%	1,062	1,062	1,062
Wicks Business Information, LLC	Publishing	Unsecured Notes (9.3%, Due 2/08)		215	215	215
Wiesner Publishing Company, LLC (2)	Publishing	Warrants to purchase membership interest in LLC (expire 6/30/12)	15.0%		406	1,723
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (11.9%, Due 6/11)		6,000	6,000	6,180
WirelessLines II, Inc.	Communications	Senior Debt (8.0%, Due 4/07)		185	185	185
Total Non-affiliate investments (represents 68.0% of total investments at fair value)					733,717	745,757
Total Investments					1,117,257	1,097,560
Unearned income					(9,062)	(9,062)
Total Investments net of unearned income					$1,108,195	$1,088,498

Call options written (included in Other Liabilities in the Consolidated Balance Sheets)
Metropolitan	Communications	Call options written			$575	$575
Telecommunications
Holding Company (9)
Total Call options written					$575	$575

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited) (Continued)

June 30, 2006 and December 31, 2005

(1)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security we may own assuming we exercise our warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. We have not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company’s most recent public filings with the SEC.
(2)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(4)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(6)	Portfolio company is non-income producing at the relevant period end.
(7)	In January 2005, MCG IH II, Inc., the sole owner of one of the Company’s majority-owned controlled portfolio companies, Bridgecom Holdings, Inc., completed a merger with and into BV-BC Acquisition Corporation, a wholly-owned subsidiary of Broadview Networks, Inc. The Company’s economic ownership in the new merged entity dropped below 50%; however, the Company retained greater than 50% of the voting control of the merged entity. Accordingly, our investment will continue to be reflected as a majority-owned control portfolio company.
(8)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(9)	In June 2005, MCG granted Metropolitan Telecommunication Holding Company an option to repurchase all of the warrants to purchase their common stock currently held by MCG at a specified price. This option expired on March 31, 2006.
(10)	In March 2006, I-55 Internet Services, Inc. merged with XFone, Inc.
(11)	In March 2006, a subsidiary of JupiterKagan, Inc., a majority-owned controlled portfolio company, purchased the JupiterResearch division of Jupitermedia Corporation. At December 31, 2005, Kagan Research, LLC was a consolidated subsidiary of MCG.

See notes to consolidated financial statements

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share amounts)

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

The accompanying financial statements reflect the consolidated accounts of MCG, including Solutions Capital I, LP, Solutions Capital GP, LLC, and MCG’s special purpose financing subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, MCG Finance IV, LLC, MCG Finance V, LLC, MCG Finance VI, LLC, MCG Finance VII, LLC, and MCG Finance VIII, LLC, with all significant intercompany balances eliminated. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest. Prior to January 1, 2006, Kagan Research, LLC was one of the Company’s consolidated subsidiaries. As of January 1, 2006, Kagan Research, LLC no longer qualifies to be a consolidated subsidiary because it is held for investment. During the first quarter of 2006, Kagan Research, LLC and Jupiter Research, LLC merged to create JupiterKagan, Inc., which is reflected on the Company’s schedule of investments.

Interim consolidated financial statements of MCG are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC.

Note 2—Investments

At June 30, 2006 and December 31, 2005, the Company’s investments consisted of the following:

	June 30, 2006		December 31, 2005
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$884,100	$879,137	$939,086	$934,036
Investments in equity securities	207,732	208,457	178,171	163,524

Total investments	1,091,832	1,087,594	1,117,257	1,097,560
Unearned income	(7,667)	(7,667)	(9,062)	(9,062)

Total investments net of unearned income	$1,084,165	$1,079,927	$1,108,195	$1,088,498

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The composition of MCG’s investments as of June 30, 2006 and December 31, 2005, at cost, was as follows, excluding unearned income:

	June 30, 2006		December 31, 2005
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Secured senior debt	$402,082	36.8%	$544,449	48.7%
Subordinated debt
Secured	417,052	38.2	333,080	29.8
Unsecured	64,966	6.0	61,557	5.5
Preferred equity	170,852	15.6	146,905	13.1
Common/Common equivalents equity	36,880	3.4	31,266	2.9

Total	$1,091,832	100.0%	$1,117,257	100.0%

The composition of MCG’s investments as of June 30, 2006 and December 31, 2005, at fair value, was as follows, excluding unearned income:

	June 30, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Secured senior debt	$407,223	37.4%	$542,981	49.5%
Subordinated debt
Secured	407,082	37.4	329,498	30.0
Unsecured	64,832	6.0	61,557	5.6
Preferred equity	152,640	14.1	126,664	11.5
Common/Common equivalents equity	55,817	5.1	36,860	3.4

Total	$1,087,594	100.0%	$1,097,560	100.0%

The Company’s debt instruments provide for a contractual interest rate generally ranging from 7% to 20%, a portion of which may be deferred. At June 30, 2006, approximately 64% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 36% were at fixed rates. In addition, at June 30, 2006 approximately 31% of the loan portfolio, based on amounts outstanding at fair value, has floors of between 1.25% and 3.0% on the LIBOR base index. The Company’s loans have stated maturities at origination that generally range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount and often pay a fee based on any undrawn commitments.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

When one of the Company’s loans becomes 90 days or more past due, or if the Company otherwise does not expect the customer to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all past due principal and interest has been paid or otherwise restructured such that the interest income is determined to be collectible. The company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes loans on non-accrual status and loans greater than 60 days past due, at fair value, at June 30, 2006 and December 31, 2005:

	June 30, 2006			December 31, 2005
	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 60 days past due
On non-accrual status	$11,947	1.36%	1.10%	$3,218	0.34%	0.29%
Not on non-accrual status	—	—	—	13,553	1.45%	1.23%

Total loans greater than 60 days past due	$11,947	1.36%	1.10%	$16,771	1.79%	1.52%

Loans on non-accrual status
0 to 60 days past due	$15,879	1.81%	1.46%	$9,522	1.02%	0.87%
Greater than 60 days past due	11,947	1.36%	1.10%	3,218	0.34%	0.29%

Total loans on non-accrual status	$27,826	3.17%	2.56%	$12,740	1.36%	1.16%

Loans on non-accrual status or greater than 60 days past due	$27,826	3.17%	2.56%	$26,293	2.81%	2.39%

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The table below shows the composition of MCG’s portfolio by industry (excluding unearned income) at cost as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost (a)	Percentage of Total Portfolio
Communications:
CLEC (competitive local exchange carriers)	$235,466	21.6%	$221,409	19.8%
Other	80,267	7.3	71,750	6.4
Healthcare	129,929	11.9	89,533	8.0
Newspaper	89,294	8.2	112,646	10.1
Broadcasting	82,735	7.6	70,134	6.3
Publishing	68,921	6.3	86,308	7.7
Information Services	46,025	4.2	75,475	6.8
Laboratory Instruments	43,145	4.0	52,052	4.7
Technology	39,948	3.7	58,894	5.3
Home Furnishings	37,772	3.5	19,156	1.7
Education	30,473	2.8	19,337	1.7
Business Services	27,723	2.5	22,225	2.0
Retail	26,647	2.4	20,472	1.8
Electronics	24,753	2.3	34,087	3.0
Drugs	23,792	2.2	28,717	2.6
Auto Parts	17,049	1.6	17,003	1.5
Food Services	14,658	1.3	—	—
Cosmetics	13,755	1.3	11,377	1.0
Leisure Activities	13,579	1.2	13,403	1.2
Car Rental	13,500	1.2	13,500	1.2
Other Media	1,508	0.1	32,773	2.9
Other (b)	30,893	2.8	47,006	4.3

Total	$1,091,832	100.0%	$1,117,257	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry breakdowns.
(b)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The table below shows the composition of MCG’s portfolio by industry (excluding unearned income) at fair value as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value (a)	Percentage of Total Portfolio
Communications:
CLEC (competitive local exchange carriers)	$228,401	21.0%	$213,050	19.4%
Other	87,591	8.1	69,175	6.3
Healthcare	132,244	12.2	91,040	8.4
Newspaper	90,041	8.3	112,826	10.3
Broadcasting	78,092	7.2	65,228	5.9
Publishing	54,823	5.0	72,280	6.6
Technology	47,736	4.4	66,103	6.0
Information Services	45,840	4.2	75,444	6.9
Laboratory Instruments	43,145	4.0	52,052	4.7
Home Furnishings	37,274	3.4	18,878	1.7
Education	32,185	3.0	19,479	1.8
Business Services	28,408	2.6	22,225	2.1
Retail	26,647	2.4	20,472	1.9
Electronics	24,753	2.3	34,087	3.1
Drugs	23,792	2.2	28,717	2.6
Auto Parts	17,086	1.6	17,003	1.5
Food Services	14,658	1.3	—	—
Cosmetics	13,845	1.3	11,349	1.0
Leisure Activities	13,579	1.2	13,403	1.2
Car Rental	13,500	1.2	13,500	1.2
Other Media	2,945	0.3	33,876	3.1
Other (b)	31,009	2.8	47,373	4.3

Total	$1,087,594	100.0%	$1,097,560	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry breakdowns.
(b)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

Note 3—Borrowings

The following is a summary of the Company’s borrowings at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Facility amount	Amount outstanding	Facility amount	Amount outstanding
Unsecured Notes	$50,000	$50,000	$50,000	$50,000
Commercial Loan Trust 2005-2	—	—	250,000	159,181
Commercial Loan Trust 2006-2	200,000	—	—	—
Commercial Loan Funding Trust Facility	250,000	95,249	250,000	160,000
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	—	—	81,138	81,138
Series 2004-1 Class A-2 Asset Backed Bonds	17,569	17,569	31,500	31,500
Series 2004-1 Class B Asset Backed Bonds	43,500	43,500	43,500	43,500
Series 2004-1 Class C Asset Backed Bonds	15,800	15,800	15,800	15,800
Series 2006-1 Class A-1 Notes	106,250	106,250	—	—
Series 2006-1 Class A-2 Notes	50,000	—	—	—
Series 2006-1 Class A-3 Notes	85,000	—	—	—
Series 2006-1 Class B Notes	58,750	58,750	—	—
Series 2006-1 Class C Notes	45,000	45,000	—	—
Series 2006-1 Class D Notes	47,500	47,500	—	—
Revolving Unsecured Credit Facility	60,000	18,000	50,000	—

Total	$1,029,369	$497,618	$771,938	$541,119

The weighted average borrowings for the three months ended June 30, 2006 and 2005 were $488,314 and $419,971, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred debt issuance costs and commitment fees, for the three months ended June 30, 2006 and 2005 was 7.0% and 4.7%, respectively. The weighted average borrowings for the six months ended June 30, 2006 and 2005 were $510,973 and $441,114, respectively. The weighted average interest rate on all of the Company’s borrowings, including amortization of deferred debt issuance costs and commitment fees, for the six months ended June 30, 2006 and 2005 was 6.9% and 4.4%, respectively.

All of the Company’s debt facilities, except the Revolving Unsecured Credit Facility and the Unsecured Notes, are funded through the Company’s bankruptcy remote, special purpose, wholly owned subsidiaries, therefore the assets of these subsidiaries may not be available to the Company’s creditors. In some cases, advances under the Company’s debt facilities are subject to certain other covenants, including having sufficient levels of collateral and various restrictions on which loans the Company may leverage as collateral. The Company borrows directly as well as indirectly through credit facilities maintained by its subsidiaries. For a detailed discussion of our credit facilities please refer to Note C in our 2005 Annual Report on Form 10K filed with the SEC on March 3, 2006. See also Note 8—Subsequent Events.

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

On April 18, 2006, the Company completed a $500,000 debt securitization through MCG Commercial Loan Trust 2006-1, a wholly owned subsidiary of the Company. The 2006-1 Trust issued $106,250 of Class A-1 Notes

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

rated AAA / Aaa, $50,000 of Class A-2 Notes rated AAA / Aaa, $85,000 of Class A-3 Notes rated AAA / Aaa, $58,750 of Class B Notes rated AA / Aa2, $45,000 of Class C Notes rated A / A2 and $47,500 of Class D Notes rated BBB / Baa2 as rated by Moody’s and S&P, respectively. The Series 2006-1 Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class B Notes, Class C Notes and Class D Notes bear interest of LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%, respectively. The Company retained all of the equity in the securitization. The securitization includes a reinvestment period of five years, during which principal collections received on the underlying collateral may be used to purchase new collateral from the Company. Under the terms of the securitization, up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

The 2006-1 Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes and are required to be drawn by April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans, which were purchased by the trust from the Company and totaled $330,049 as of June 30, 2006. Additional commercial loans will be purchased by the trust from the Company primarily using the proceeds from the Class A-3 delayed draw notes and the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The facility is scheduled to terminate on April 20, 2018, or sooner upon repayment of the offered notes. The proceeds from this transaction were used to repay approximately $264,500 of indebtedness and will be used to fund future originations. As a result of this transaction, the Company’s warehouse credit facility with Merrill Lynch Capital Corp., Commercial Loan Trust 2005-2, terminated in accordance with its terms.

On May 2, 2006, the Company established, through MCG Commercial Loan Trust 2006-2, a wholly owned subsidiary of the Company, a $200,000 warehouse credit facility with Merrill Lynch Capital Corp. The warehouse credit facility allows MCG Commercial Loan Trust 2006-2 to acquire up to $250,000 of commercial loans with borrowings of up to $200,000 subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2006-2, including the commercial loans purchased by the trust from MCG Capital. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations. Up to 60% of the collateral in this warehouse facility may be non-senior secured loans, and the remaining 40% must be senior secured loans. The Company intends to use the warehouse credit facility to fund the origination of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances.

On June 19, 2006, MCG Capital Corporation (the “Company”) amended its Revolving Unsecured Credit Facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). Pursuant to this amendment, the aggregate revolving commitment amount under this credit facility was increased from $50,000 to $60,000, the maturity date was extended from September 19, 2006 to June 18, 2007, and an additional lender was added to this facility. HVB maintained its $50,000 commitment, and the additional $10,000 was committed by Chevy Chase Bank. Other minor modifications were also made to this facility. As of June 30, 2006, the Company had $18,000 outstanding under this credit facility. See also Note 8—Subsequent Events.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

Borrowings outstanding, by interest rate benchmark, as of June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
90-day LIBOR	$352,369	$331,119
Commercial paper rate	95,249	160,000
Fixed rate	50,000	50,000

	$497,618	$541,119

Note 4—Share Based Payments

Prior to January 1, 2006, the Company accounted for share based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method. The adoption of SFAS No. 123R did not impact the Company’s net operating income before investment gains and losses, net income, cash flows from operations, cash flows from financing activities, or basic and diluted earnings per share. Effective January 1, 2006, unearned compensation amounts previously recorded as a separate component of equity on the Company’s balance sheet are included in paid-in capital.

In 2001, MCG terminated its stock option plan and the option grants made thereunder. In connection with the termination of its stock option plan, MCG issued 1,539,851 shares of restricted stock. As of June 30, 2006 and December 31, 2005 there were 146,983 and 205,776 shares outstanding, respectively, for which forfeiture restrictions have not lapsed. During the three months ended June 30, 2006, the Company recognized compensation expense related to share-based awards in the amount of $1,110 compared with $1,644 during the three months ended June 30, 2005. During the six months ended June 30, 2006 and 2005, the Company recognized compensation expense related to share-based awards in the amount of $2,232 and $3,326, respectively. As of June 30, 2006 the total compensation cost related to non-vested awards not yet recognized was $2,356, which will be amortized over the remaining service period which ends January 1, 2008.

During May 2006, the company extended the maturity date for certain loans to non-executive level employees to May 2009. All of these loans were collateralized by fully vested restricted stock. In accordance with FAS 123R, the extension of the maturity date of these loans represents a modification of the original share based payment. The Company recognized an additional $155 of compensation expense, which is included in the totals stated above, due to the extension of the maturity date on these loans.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

Note 5—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic
Net income	$22,910	$19,880	$49,312	$32,938
Weighted average common shares outstanding	53,230	47,143	53,214	46,131
Earnings per common share-basic	$0.43	$0.42	$0.93	$0.71

Diluted
Net income	$22,910	$19,880	$49,312	$32,938
Weighted average common shares outstanding	53,230	47,143	53,214	46,131
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	—	42	—	41

Weighted average common shares and common stock equivalents	53,230	47,185	53,214	46,172
Earnings per common share-diluted	$0.43	$0.42	$0.93	$0.71

For purposes of calculating earnings per common share, unvested restricted common stock whose forfeiture provisions are solely based on continued service conditions are included in diluted earnings per common share using the treasury stock method.

Note 6—Income Tax Provision

Income taxes for the Company’s taxable operating subsidiaries are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as the utilization of available operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

As a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code, the Company’s income generally will not be subject to Federal taxation to the extent such income is distributed to stockholders. However, certain of the Company’s investments are owned by wholly owned subsidiaries that are subject to corporate level federal, state, and local income tax in their respective jurisdictions. Generally, these subsidiaries execute transactions that do not result in taxable income, and therefore taxes are not provided for these subsidiaries. As of June 30, 2006, the Company has recorded unrealized gains of approximately $8,544 on one of its investments, which, if ultimately realized in that amount, will result in an estimated tax liability of approximately $3,592. The Company recorded a tax provision of $3,592 during the three months ended June 30, 2006.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

Note 7—Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2006, and 2005:

	2006	2005
Per share data:
Net asset value at beginning of period (a)	$12.48	$12.22

Net operating income before investment gains and losses (b)	0.75	0.67
Net realized (losses) gains on investments (b)	(0.04)	0.52
Net change in unrealized appreciation (depreciation) on investments (b)	0.29	(0.48)
Provision for income taxes on investment gains	(0.07)	—

Net income	0.93	0.71

Distributions from net investment income	(0.84)	(0.84)
Effect on distributions of stock offerings after record dates	—	0.04
Effect of distributions recorded as compensation expense (b)	0.01	0.02

Net decrease in stockholder’s equity resulting from distributions	(0.83)	(0.78)
Net increase in stockholders’ equity from reduction in stockholder loans	0.05	—
Issuance of shares	—	3.15
Dilutive effect of share issuances and unvested restricted stock	—	(2.90)

Net increase in stockholders’ equity from restricted stock amortization (b)	0.02	0.05

Net increase in stockholders’ equity relating to share issuances	0.07	0.30

Net asset value at end of period (a)	$12.65	$12.45

Per share market value at end of period	$15.90	$17.08
Total return (c)	14.74%	4.61%
Shares outstanding at end of period	53,378	49,845

Ratio/Supplemental data:
Net assets at end of period	$675,389	$620,773
Ratio of operating expenses to average net assets (annualized)	10.14%	9.63%
Ratio of net operating income to average net assets (annualized)	12.09%	10.88%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.
(c)	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

Note 8—Subsequent Events

On July 27, 2006 the Company reported that the independent members of its Board of Directors are conducting a review of the timeliness of certain loan payments and tax withholding reimbursements involving six current and former executive officers of the Company. The executive officers (along with other employees of the Company) received awards of restricted stock in 2001 in connection with the Company’s termination of its stock option plan, including the outstanding stock options held by such individuals. A portion of the restricted stock was purchased through the delivery of promissory notes to the Company on which interest was payable periodically and which became due and payable on May 28, 2006.

All of these executive officers have repaid their principal balances in full in accordance with the terms of the loans, except for the Chief Executive Officer. The payment of principal from the Chief Executive Officer was not received timely, but the Chief Executive Officer’s note is now paid in full. In addition, while not all interest payments from these executive officers have been timely, all interest payments on these notes have been paid in full.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

In addition to the foregoing, certain periodic tax withholding payments were made by the Company, from time to time, in connection with dividend payments and the lapsing of forfeiture provisions on restricted stock. All of the periodic tax withholding payments made by the Company were periodically reimbursed by those officers in full and there are no reimbursements currently due; however, certain reimbursements did not occur promptly. Between July 30, 2002 and the present, the Company made periodic tax withholding payments for such transactions aggregating approximately $3,600 to the relevant tax authorities. The maximum unreimbursed amount outstanding at any time was $1,700.

The Company believes that there will be no impact on previously reported earnings as a result of these matters. The Company has instituted procedures to ensure concurrent payment to the Company of any future withholdings paid by the Company.

The timeliness of reimbursements of withholding payments was brought to the attention of the Audit Committee by the Company’s executive officers. The Company’s Board formed an Independent Committee to conduct the review of these matters, assisted by independent counsel. The Independent Committee will review these and any related matters and consider whether there has been any violation of the Company’s code of business conduct and ethics and the federal securities laws, including, but not limited to, Section 402(a) of the Sarbanes-Oxley Act of 2002, (Section 13(k) of the Exchange Act).

The Company does not currently intend to update this disclosure until the Independent Committee’s review has been substantially completed.

These matters did not impact the June 30, 2006 financial statements, however, the review is continuing and the future impact, if any, is uncertain at this time. The Company anticipates incurring legal and professional fees during the course of this review which will be expensed as incurred and cannot be quantified at this time.

On July 20, 2006, pursuant to Section 10 of the Indenture, dated September 30, 2004, between MCG Commercial Loan Trust 2004-1 (the “Trust”) and Wells Fargo Bank, National Association, MCG Capital Corporation (the “Company”) caused the holder of the Class D notes issued by the Trust to exercise its right to have the series 2004-1 Notes issued by the Trust on September 30, 2004 redeemed. This redemption accelerated the repayment of these notes, which were scheduled to become due on July 20, 2016. On the date of the redemption, the Series 2004-1 Notes held by parties other than the Company totaled approximately $76,869, and were repaid using approximately $61,868 of cash from the Trust and the Company’s Commercial Loan Trust 2006-1 securitization and $15,000 of new borrowings from the Company’s Commercial Loan Trust 2006-1 securitization. The remaining Series 2004-1 notes held by the Company were canceled as of July 20, 2006. During the quarter ending September 30, 2006, the Company expects to recognize, as expense, approximately $1,200 of total debt issuance cost amortization related to the Series 2004-1 Notes, including scheduled amortization through the redemption date and accelerated amortization at the redemption date. The majority of the collateral that was held by the Trust has been transferred to the Company’s other credit facilities.

During July 2006, the Company’s Commercial Loan Funding Trust facility was renewed by the lender, as required annually, through July 27, 2007. This facility is scheduled to terminate on November 7, 2007.

On August 7, 2006, the Company amended its Revolving Unsecured Credit Facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). Pursuant to this amendment, the aggregate revolving commitment amount under this credit facility was increased from $60,000 to $75,000, and an additional lender was added to this facility. HVB and Chevy Chase Bank maintained their $50,000 and $10,000 commitments, respectively, and the additional $15,000 was committed by Sovereign Bank. As of June 30, 2006, the Company had $18,000 outstanding under this credit facility.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of June 30, 2006, including the consolidated schedule of investments, and the related consolidated statements of operations for the three- and six-month periods ended June 30, 2006 and 2005, the consolidated statements of changes in net assets, cash flows, and financial highlights for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

August 3, 2006

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

Overview

MCG Capital Corporation is a solutions-focused specialized commercial finance company providing financing and advisory services to middle market, growth oriented companies throughout the United States. We primarily make secured debt, unsecured debt, and equity investments in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $25 million, which we refer to as “middle market” companies. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We primarily acquire new customers directly through our contacts with owner operators and other investors, such as private equity sponsors.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 or the “1940 Act”. As

a business development company, we are required to meet various regulatory tests. A business development company is required to invest at least 70% of its total assets in private or thinly traded public U.S.-based companies. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code. A RIC is required to meet certain requirements in order to continue to qualify as a RIC for federal income tax purposes, including certain minimum distribution requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. From time to time our wholly owned subsidiaries may execute transactions that trigger corporate level tax liabilities. In such cases, we recognize a tax provision in the period that the taxable event becomes probable.

Portfolio Composition and Investment Activity

The total portfolio value of our investments, exclusive of unearned income, was $1,087.6 million and $1,097.6 million at June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006, we originated investments in 18 portfolio companies (some of which were new customers and some of which were existing customers) and made advances to existing customers pursuant to contractual terms. Our gross originations and advances totaled $73.2 million and $205.3 million during the three and six months ended June 30, 2006, respectively. During the six months ended June 30, 2006, the total value of newly originated investments, additional investments in existing portfolio companies, accrual of payment-in-kind interest and dividends, and unrealized appreciation on investments was more than offset by sales and repayments of securities, resulting in a ($10.0) million decrease in the total portfolio value of our investments, exclusive of unearned income.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the six months ended June 30, 2006, we had $223.3 million of loan repayments and $5.1 million of sales of equity securities.

Total portfolio investment activity (exclusive of unearned income) for the six months ended June 30, 2006 was as follows:

(dollars in millions)
Investment portfolio at December 31, 2005	$1,097.6
Originations and advances	205.3
Gross payments/reductions/sales of securities	(228.4)
Net unrealized gains	12.4
Net realized losses	(2.3)
Reversals of unrealized depreciation	3.0

Investment portfolio at June 30, 2006	$1,087.6

During the six months ended June 30, 2006, our originations and advances included $77.7 million of secured senior debt, $88.7 million of secured subordinated debt, $3.4 million of unsecured subordinated debt, $25.1 million of preferred equity, and $10.4 million of common equity and equity equivalents. During the six months ended June 30, 2006, our gross payments, reductions, and sales of securities included $109.4 million of principal repayments, $87.3 million of senior loan sales, $20.5 million of scheduled principal amortization, $7.3 million of payments on accrued PIK interest and dividends, and $3.9 million of sales of equity securities. The majority of senior secured loan sales during the six months ended June 30, 2006 was due to our efforts to reduce the percentage of the portfolio that is comprised of senior secured loans.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2006 and December 31, 2005 (excluding unearned income):

	June 30, 2006		December 31, 2005
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Secured Senior Debt	$407.2	37.4%	$543.0	49.5%
Subordinated debt
Secured	407.1	37.4	329.5	30.0
Unsecured	64.8	6.0	61.6	5.6
Preferred equity	152.7	14.1	126.7	11.5
Common/Common equivalents equity	55.8	5.1	36.8	3.4

Total	$1,087.6	100.0%	$1,097.6	100.0%

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2006 and December 31, 2005 (excluding unearned income):

	June 30, 2006		December 31, 2005
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value (a)	Percentage of Total Portfolio
Communications:
CLEC (competitive local exchange carriers)	$228.4	21.0%	$213.1	19.4%
Other	87.6	8.1	69.1	6.3
Healthcare	132.2	12.2	91.1	8.4
Newspaper	90.0	8.3	112.8	10.3
Broadcasting	78.1	7.2	65.2	5.9
Publishing	54.8	5.0	72.3	6.6
Technology	47.7	4.4	66.1	6.0
Information Services	45.8	4.2	75.4	6.9
Laboratory Instruments	43.2	4.0	52.1	4.7
Home Furnishings	37.3	3.4	18.9	1.7
Education	32.2	3.0	19.5	1.8
Business Services	28.4	2.6	22.2	2.1
Retail	26.7	2.4	20.5	1.9
Electronics	24.8	2.3	34.1	3.1
Drugs	23.8	2.2	28.7	2.6
Auto Parts	17.1	1.6	17.0	1.5
Food Services	14.7	1.3	—	—
Cosmetics	13.8	1.3	11.3	1.0
Leisure Activities	13.6	1.2	13.4	1.2
Car Rental	13.5	1.2	13.5	1.2
Other Media	2.9	0.3	33.9	3.1
Other (b)	31.0	2.8	47.4	4.3

	$1,087.6	100.0%	$1,097.6	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry breakdowns.
(b)	No individual industry within this category exceeds 1%.

Asset Quality

Asset quality is generally a function of portfolio company performance, economic conditions, and our underwriting and ongoing management of our investment portfolio. In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. We use the following 1 to 5 investment rating scale:

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

The following tables show the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2006 and December 31, 2005:

(dollars in millions)
	June 30, 2006		December 31, 2005
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$508.7	46.8%	$459.0	(a)	41.8%
2	330.8	30.4	429.9		39.2
3	166.9	15.3	128.0		11.7
4	80.2	7.4	77.4		7.0
5	1.0	0.1	3.3		0.3

	$1,087.6	100.0%	$1,097.6		100.0%

(a)	Of this amount, $16.7 million at December 31, 2005 related to debt instruments in companies for which we had already realized a gain through the sale of equity instruments. While these debt instruments were still outstanding at December 31, 2005, all of the related equity instruments had already been sold at a gain and, therefore, we did not expect any further realized gain.

When one of the our loans becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all past due principal and interest has been paid or otherwise restructured such that the interest income is determined to be collectible. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes loans on non-accrual status and loans greater than 60 days past due, at fair value, at June 30, 2006 and December 31, 2005:

	June 30, 2006			December 31, 2005
(dollars in millions)	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 60 days past due
On non-accrual status	$11.9	1.36%	1.10%	$3.2	0.34%	0.29%
Not on non-accrual status	—	—	—	13.6	1.45%	1.23%

Total loans greater than 60 days past due	$11.9	1.36%	1.10%	$16.8	1.79%	1.52%

Loans on non-accrual status
0 to 60 days past due	$15.9	1.81%	1.46%	$9.5	1.02%	0.87%
Greater than 60 days past due	11.9	1.36%	1.10%	3.2	0.34%	0.29%

Total loans on non-accrual status	$27.8	3.17%	2.56%	$12.7	1.36%	1.16%

Loans on non-accrual status or greater than 60 days past due	$27.8	3.17%	2.56%	$26.3	2.81%	2.39%

The increase in loans on non-accrual status from $12.7 million at December 31, 2005 to $27.8 million at June 30, 2006 is due to two portfolio companies that we placed on non-accrual status during the six months ended June 30, 2006.

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and 2005

The following table shows the components of our net income for the three months ended June 30, 2006, and 2005:

(dollars in millions)	2006	2005	Change	Percentage Change
Operating income
Interest and dividend income	$32.3	$22.9	$9.4	41%
Loan fees	1.1	3.9	(2.8)	(72%)

Total interest and dividend income	33.4	26.8	6.6	25%
Fees and other income	1.8	3.3	(1.5)	(45%)

Total operating income	35.2	30.1	5.1	17%

Operating expenses
Interest expense	8.7	5.0	3.7	74%
Employee compensation:
Salaries and benefits	4.6	4.5	0.1	2%
Long-term incentive compensation	1.1	1.6	(0.5)	(31%)

Total employee compensation	5.7	6.1	(0.4)	(7%)

General and administrative expense	1.9	2.6	(0.7)	(27%)

Total operating expenses	16.3	13.7	2.6	19%

Net operating income before investment gains and provision for income taxes on investment gains	18.9	16.4	2.5	15%

Net investment gains before income taxes on investment gains	7.6	3.5	4.1	117%
Provision for income taxes on investment gains	(3.6)	—	(3.6)	100%

Net income	$22.9	$19.9	$3.0	15%

Total Operating Income

Total operating income includes interest and dividend income, loan fees and fees and other income. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Dividend income results from dividends earned on our yielding equity investments or from dividends declared and paid by our portfolio companies. Dividend income will vary from period to period depending upon the level of yield on our equity investments and the amount of yielding equities outstanding, as well as the value of the underlying securities.

The increase of $9.4 million in interest and dividend income for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, is due to an increase in LIBOR, which had an impact of $4.0 million, growth in average loans, which had an impact of $2.9 million, an increase in dividend income, primarily attributable to an increase in dividends declared by our portfolio companies and an increase in accruing preferred dividends, which had an impact of $2.3 million, and an increase in the spread to LIBOR in our loan portfolio which had an impact of $0.2 million. During the three months ended June 30, 2006, we recognized approximately $1.7 million of previously unaccrued paid-in-kind (PIK) interest that was paid in cash by one of our portfolio companies.

At June 30, 2006, our largest portfolio investment, Broadview Networks Holdings, Inc. (“Broadview”), accounted for approximately 9.5% of the fair value of our investments compared to 9.4% of the fair value of our investments at June 30, 2005. Additionally, our investment in Broadview accounted for $4.4 million, or 12.4%, of our total operating income for the three months ended June 30, 2006, compared to $3.7 million, or 12.4%, of our operating income for the three months ended June 30, 2005. Our operating income related to Broadview was comprised of interest and dividends on our loan and equity investments. Our preferred stock investment in Broadview, which had a fair value of $58.1 million as of June 30, 2006, entitles us to a preferred claim of approximately $90 million plus accrued dividends, which accumulate at an annual rate of 12% on our preferred claim, which totals $103.7 million at June 30, 2006. On June 27, 2006, Broadview announced that it has agreed to acquire ATX Communications, Inc., an integrated communications provider serving business customers in the Mid-Atlantic region, including Pennsylvania, New Jersey, Delaware, Maryland, Virginia, and the District of Columbia. This transaction is expected to close in the fourth quarter of 2006 and is subject to regulatory approvals and other closing conditions. There can be no assurance as to the timing of closing or that the transaction will close. We currently expect that our Broadview investment will continue to comprise a material component of our operating income. In future periods, our ability to record income related to the accumulating dividends on our preferred securities and deferred interest on our loan investment will be dependent upon the performance and value of Broadview.

Loan fees for the three months ended June 30, 2006 and 2005, included fees relating to the following:

(dollars in millions)	2006	2005
Amortizing fee income	$0.6	$1.1
Fee accelerations	0.5	2.8

Total loan fees	$1.1	$3.9

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we accelerate the recognition into loan fee income of previously unamortized loan origination fees. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. The decrease in amortizing fee income for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is related primarily to the decrease in our average origination fees on new loans.

The total yield on our debt portfolio at fair value for the three months ended June 30, 2006 and 2005 was 13.0% and 12.6%, respectively. The average LIBOR for the three months ended June 30, 2006 was 5.2%, an increase of 1.9% from 3.3% for the three months ended June 30, 2005. The average spread to LIBOR for the three months ended June 30, 2006 was 7.8%, a decrease of approximately 1.5% from 9.3% for the three months ended June 30, 2005, primarily due to an increase in the level of fixed rate loans as well as a decrease in amortizing fee income and fee accelerations.

Fees and other income primarily include fees related to advisory and management services, syndication fees, prepayment fees, bank interest and other income. Fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The decrease in fees and other income of $1.5 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily due to decreases in research fees of ($1.1) million due to the deconsolidation of Kagan Research, LLC effective January 1, 2006, as well as decreases in prepayment fees of ($0.5) million and advisory and management fees of ($0.2) million, offset by an increase in bank interest income of $0.3 million.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, is primarily attributable to an increase of $2.3 million due to increases in LIBOR, an increase of $0.6 million due to increases in the spread to LIBOR, and an increase of $0.8 million due to higher average borrowings. Of the $0.6 million increase due to increases in the spread to LIBOR, $0.3 million is attributable to the amortization of deferred debt issuance costs. The increase in deferred debt issuance cost amortization is primarily attributable to loan repayments, which, in certain instances, require us to accelerate amortization of these costs.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and long-term incentive compensation. The increase in salaries and benefits expense of $0.1 million during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is primarily due to increased staffing and variable annual incentive compensation, partially offset by a decrease due to the deconsolidation of Kagan Research, LLC. Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and dividends on restricted shares with performance based forfeiture restrictions and shares securing employee loans. Long-term incentive compensation decreased ($0.5) million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to a fewer number of restricted shares vesting during the three months ended June 30, 2006 compared to the three months ended June 30, 2005, partially offset by additional compensation cost related to the extension of certain non-executive level employee loans which are collateralized by restricted stock.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses decreased approximately ($0.7) million during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to the deconsolidation of Kagan Research LLC.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses (NOI) for the three months ended June 30, 2006 totaled $18.9 million, an increase of approximately $2.5 million compared with $16.4 million for the three months ended June 30, 2005. This increase is due to the items discussed above. During the three months ended June 30, 2005, our wholly owned subsidiary, Kagan Research, LLC, accounted for losses of $(0.5) million. Effective January 1, 2006 Kagan Research, LLC no longer qualifies to be a consolidated subsidiary of the Company.

Net Investment Gains and Losses

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2006:

(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/(Loss)
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	$8	$532	$—	$540
Stratford Schools Holdings, Inc.	Education	Non-affiliate	—	(549)	—	(549)
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	(583)	—	(583)
Fawcette Technical Publications Holding	Publishing	Control	—	(860)	—	(860)
Jupitermedia Corporation	Information Services	Non-affiliate	—	(606)	—	(606)
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	538	—	538
Miles Media Holding, Inc.	Publishing	Non-affiliate	—	211	—	211
Midwest Tower Partners, LLC	Communications	Control	—	7,564	—	7,564
National Product Services, Inc.	Business Services	Control	—	685	—	685
Superior Publishing Corporation	Newspaper	Control	—	643	—	643
dick clark productions, inc.	Broadcasting	Non-affiliate	—	285	—	285
Other			4	(244)	(11)	(251)

Total			$12	$7,616	$(11)	$7,617

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2005:

(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/(Loss)
Jupitermedia Corporation	Information Services	Non-affiliate	$2,203	$289	$(344)	$2,148
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	2,038	381	(989)	1,430
Talk America Holdings, Inc.	Communications	Non-affiliate	1,354	—	(892)	462
Jenzabar, Inc.	Technology	Non-affiliate	—	1,510	—	1,510
Midwest Tower Partners, LLC	Communications	Control	—	1,429	—	1,429
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	1,081	—	1,081
IDS Telcom LLC	Communications	Non-affiliate	—	—	583	583
CCG Consulting, LLC	Business Services	Non-affiliate	—	(493)	—	(493)
Fawcette Technical Publications Holding	Publishing	Control	—	(778)	—	(778)
Superior Publishing Corporation	Newspaper	Control	—	(860)	—	(860)
Working Mother Media, Inc.	Publishing	Control	—	(1,028)	—	(1,028)
Crystal Media Network, LLC	Broadcasting	Control	—	(2,517)	—	(2,517)
Other			73	284	126	483

Total			$5,668	$(702)	$(1,516)	$3,450

Net investment gains totaled $7.6 million for the three months ended June 30, 2006, compared to $3.5 million for the three months ended June 30, 2005. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the tables above. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

Provision for Income Taxes on Investment Gains

During the three months ended June 30, 2006 we recorded a $3.6 million provision for income taxes. This tax provision is related to unrealized gains of approximately $8.5 million, which have been recorded on one of our investments, which, if ultimately realized in that amount, will result in an estimated tax liability equal to this provision. The tax provision is based on the current rates in the applicable jurisdiction.

Net Income

Net income totaled $22.9 million for the three months ended June 30, 2006, compared to $19.9 million for the three months ended June 30, 2005. The increase in net income is due to the items discussed above.

Comparison of the Six Months Ended June 30, 2006 and 2005

The following table shows the components of our net income for the six months ended June 30, 2006, and 2005:

(dollars in millions)	2006	2005	Change	Percentage Change
Operating income
Interest and dividend income	$62.4	$44.6	$17.8	40%
Loan fees	3.5	6.8	(3.3)	(49%)

Total interest and dividend income	65.9	51.4	14.5	28%
Fees and other income	7.0	6.8	0.2	3%

Total operating income	72.9	58.2	14.7	25%
Operating expenses
Interest expense	17.6	9.6	8.0	83%
Employee compensation:
Salaries and benefits	9.6	9.2	0.4	4%
Long-term incentive compensation	2.2	3.3	(1.1)	(33%)

Total employee compensation	11.8	12.5	(0.7)	(6%)
General and administrative expense	3.8	5.2	(1.4)	(27%)

Total operating expenses	33.2	27.3	5.9	22%

Net operating income before investment gains and provision for income taxes on investment gains	39.7	30.9	8.8	28%
Net investment gains before income taxes on investment gains	13.2	2.0	11.2	560%
Provision for income taxes on investment gains	(3.6)	—	(3.6)	100%

Net income	$49.3	$32.9	$16.4	50%

Total Operating Income

The increase of $17.8 million in interest and dividend income for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, is due to an increase in LIBOR, which had an impact of $8.1 million, growth in average loans, which had an impact of $7.2 million, and an increase in dividend income, primarily attributable to an increase in dividends declared by our portfolio companies and an increase in accruing preferred dividends, which had an impact of $2.6 million. These increases were partially offset by a decrease in the spread to LIBOR in our loan portfolio, which had an impact of ($0.1) million. The majority of the decrease in the spread to LIBOR is related to holding fixed rate loans and loans with LIBOR floors in a rising interest rate environment, as well as fluctuations due to payoff and origination activity. During the six months ended June 30, 2006, we recognized approximately $1.7 million of previously unaccrued paid-in-kind (PIK) interest that was paid in cash by one of our portfolio companies.

Our investment in Broadview accounted for approximately $8.6 million, or 11.8%, of our total operating income for the six months ended June 30, 2006, compared to $9.3 million, or 16.0%, of our total operating income for the six months ended June 30, 2005. Our operating income related to Broadview was comprised of interest and dividends on our loan and equity investments.

Loan fees for the six months ended June 30, 2006 and 2005, included fees relating to the following:

(dollars in millions)	2006	2005
Amortizing fee income	$1.4	$2.2
Fee accelerations	2.1	4.6

Total loan fees	$3.5	$6.8

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we accelerate the recognition into loan fee income of previously unamortized loan origination fees. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. The decrease in amortizing fee income for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is related to the decrease in our average origination fees on new loans, which is due in part to a higher component of equity in our asset origination mix.

The total yield on our debt portfolio at fair value for the six months ended June 30, 2006 and 2005 was 12.9% and 11.8%, respectively. The average LIBOR for the six months ended June 30, 2006 was 5.0%, an increase of 1.9% from 3.1% for the six months ended June 30, 2005. The average spread to LIBOR for the six months ended June 30, 2006 was 7.9%, a decrease of approximately 0.8% from 8.7% for the six months ended June 30, 2005, primarily due to an increase in the level of fixed rate loans as well as a decrease in amortizing fee income and fee accelerations.

Fees and other income primarily include fees related to advisory and management services, prepayment fees, research revenues, bank interest and other income. Fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The increase in fees and other income of $0.2 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily due to increases in prepayment fees of approximately $1.9 million, bank interest of $0.6 million and advisory and management fees of $0.2 million, partially offset by a decrease in research fees of ($2.5) million due to the deconsolidation of Kagan Research, LLC effective January 1, 2006.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, is primarily attributable to an increase of $4.8 million due to increases in LIBOR, an increase of $1.7 million due to increases in the spread to LIBOR, and an increase of $1.5 million due to higher average borrowings. Of the $1.7 million increase due to increases in the spread to LIBOR, $0.9 million is attributable to the amortization of deferred debt issuance costs. The increase in deferred debt issuance cost amortization is primarily attributable to loan repayments, which, in certain instances, require us to accelerate amortization of these costs.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and long-term incentive compensation. The increase in salaries and benefits expense during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is primarily due to increased staffing and variable annual incentive compensation, partially offset by a decrease due to the deconsolidation of Kagan Research, LLC. Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and dividends on restricted shares with performance based forfeiture restrictions and shares securing employee loans. Long-term incentive compensation decreased ($1.1) million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to a fewer number of restricted shares vesting during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, partially offset by additional compensation cost related to the extension of certain non-executive level employee loans which are collateralized by restricted stock.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses decreased approximately ($1.4) million during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to the deconsolidation of Kagan Research LLC.

Net Operating Income Before Investment Gains and Losses

Net operating income before investment gains and losses (NOI) for the six months ended June 30, 2006 totaled $39.7 million, an increase of approximately $8.8 million compared with $30.9 million for the six months ended June 30, 2005. This increase is due to the items discussed above. During the six months ended June 30, 2005, our wholly owned subsidiary, Kagan Research, LLC, accounted for losses of $(0.8) million. Effective January 1, 2006 Kagan Research, LLC no longer qualifies to be a consolidated subsidiary of the Company.

Net Investment Gains and Losses

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the six months ended June 30, 2006:

(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/(Loss)
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	$583	$1,328	$—	$1,911
Copperstate Technologies, Inc.	Security Alarm	Control	(1,483)	—	1,053	(430)
Telecomm South, LLC	Communications	Control	(1,493)	—	1,493	—
Stratford Schools Holdings, Inc.	Education	Non-affiliate	—	1,457	—	1,457
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	596	—	596
Fawcette Technical Publications Holding	Publishing	Control	—	(1,735)	—	(1,735)
Jenzabar, Inc.	Technology	Non-affiliate	—	580	—	580
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	988	—	988
Miles Media Holding, Inc.	Publishing	Non-affiliate	—	404	—	404
Midwest Tower Partners, LLC	Communications	Control	—	7,413	—	7,413
National Product Services, Inc.	Business Services	Control	—	685	—	685
Superior Publishing Corporation	Newspaper	Control	—	566	—	566
dick clark productions, inc.	Broadcasting	Non-affiliate	—	474	—	474
I-55 Internet Services, Inc.	Communications	Non-affiliate	—	—	606	606
Other			189	(293)	(156)	(260)

Total			$(2,204)	$12,463	$2,996	$13,255

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the six months ended June 30, 2005:

(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/(Loss)
Creatas, L.L.C.	Information Services	Control	$20,431	$—	$(22,138)	$(1,707)
Jupitermedia Corporation	Information Services	Non-affiliate	2,203	728	(344)	2,587
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	2,038	648	(989)	1,697
Talk America Holdings, Inc.	Communications	Non-affiliate	1,354	—	(892)	462
Interactive Business Solutions, Inc.	Security Alarm	Control	(1,750)	—	1,826	76
Corporate Legal Times	Publishing	Control	(287)	—	339	52
Executive Enterprise Institute, LLC	Business Services	Affiliate	(190)	—	—	(190)
Midwest Tower Partners, LLC	Communications	Control	—	2,811	—	2,811
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	1,627	—	1,627
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	1,601	—	1,601
Jenzabar, Inc.	Technology	Non-affiliate	—	1,513	—	1,513
ETC Group, LLC	Publishing	Control	—	484	—	484
Copperstate Technologies, Inc.	Security Alarm	Control	—	483	—	483
IDS Telcom LLC	Communications	Non-affiliate	—	(692)	583	(109)
Telecomm South, LLC	Communications	Control	—	(119)	—	(119)
Superior Publishing Corporation	Newspaper	Control	—	(130)	—	(130)
Bridgecom Holdings, Inc. after acquisition	Communications	Control	—	—	(497)	(497)
Cleartel	Communications	Control	—	(733)	—	(733)
CCG Consulting, LLC	Business Services	Non-affiliate	—	(958)	—	(958)
Working Mother Media, Inc.	Publishing	Control	—	(2,067)	—	(2,067)
Crystal Media Network, LLC	Broadcasting	Control	—	(2,517)	—	(2,517)
Fawcette Technical Publications Holding	Publishing	Control	—	(2,939)	—	(2,939)
Other			157	493	(60)	590

Total			$23,956	$233	$(22,172)	$2,017

Net investment gains totaled $13.2 million for the six months ended June 30, 2006, compared to $2.0 million for the six months ended June 30, 2005. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the tables above. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

Provision for Income Taxes on Investment Gains

During the six months ended June 30, 2006 we recorded a $3.6 million provision for income taxes. This tax provision is related to unrealized gains of approximately $8.5 million, which have been recorded on one of our investments, which, if ultimately realized in that amount, will result in an estimated tax liability equal to this provision. The tax provision is based on the current rates in the applicable jurisdiction.

Net Income

Net income totaled $49.3 million for the six months ended June 30, 2006, compared to $32.9 million for the six months ended June 30, 2005. The increase in net income is due to the items discussed above.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents, Cash, Securitization Accounts, and Cash, Restricted

At June 30, 2006 and December 31, 2005, we had $33.8 million and $45.6 million, respectively, in cash and cash equivalents. In addition, at June 30, 2006 and December 31, 2005, we had $74.3 million and $82.1 million, respectively, in cash, securitization accounts. We also had $0.7 million and $2.0 million of restricted cash as of June 30, 2006 and December 31, 2005, respectively. We primarily invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts include payments received on securitized loans, which in certain cases are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements, while in other cases we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts negatively impacts our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operational needs.

For the first six months of 2006, net cash provided by operating activities totaled $39.7 million, an increase of approximately $8.9 million from the first six months of 2005. This increase was due primarily to an increase in net operating income, partially offset by an increase in paid-in-kind interest and dividends. Cash provided by investing activities totaled $37.3 million for the six months ended June 30, 2006 compared with cash used in investing activities ($38.7) million for the six months ended June 30, 2005. This change is primarily the result of an increase in the amount of proceeds from payments of investments and a decrease in originations, draws and advances on loans. Cash used in financing activities was ($88.8) million for the six months ended June 30, 2006, compared to net cash provided by financing activities of $15.4 million for the six months ended June 30, 2005. This change is due to net payments on borrowings during the six months ended June 30, 2006 as opposed to net proceeds from borrowing during the six months ended June 30, 2005. Additionally, we did not raise proceeds from the issuance of common stock during the six months ended June 30, 2006, while we raised proceeds of $69.2 million from the issuance of common stock during the six months ended June 30, 2005.

Liquidity and Capital Resources

We expect our cash on hand and cash generated from operations, including the portion of the cash in securitization accounts that will be released to us or used to purchase additional loans, will be adequate to meet our cash needs at our current level of operations. In order to fund new originations, we intend to use cash on hand, advances under our borrowing facilities and equity issuances. Our secured borrowing facilities generally contain collateral requirements, including, but not limited to, asset mix, minimum diversity and rating and limitations on loan size. These limitations limit our ability to fund certain new originations with advances under such facilities, in which case we fund originations using unsecured debt or equity financings.

During the first six months of 2006 we did not raise any proceeds through the sale of newly issued common stock. During the first six months of 2005 we raised $72.8 million of gross proceeds by selling 4,500,000 shares of newly issued common stock.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders substantially all of our income. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of June 30, 2006, this ratio was 228%. This requirement limits the amount that we may borrow.

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

As of June 30, 2006, we had unused commitments to extend credit to our customers of $56.5 million, which are not reflected on our balance sheet. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of June 30, 2006, we had guarantees and standby letters of credit of approximately $13.3 million.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2006:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (b)(c)	$497.6	$138.7	$25.5	$75.9	$257.5
Future minimum rental obligations	9.7	1.4	2.9	3.0	2.4

Total contractual obligations	$507.3	$140.1	$28.4	$78.9	$259.9

(a)	This excludes the unused commitments to extend credit to our customers of $56.5 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility and the Revolving Unsecured Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities. The contractual obligations listed above related to the Series 2004-1 Notes, are based on the contractual principal payments on the loans which comprise the collateral in that facility. The terms of the Series 2004-1 Notes require these principal collections on the loans which comprise the collateral to be used to repay the notes. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements. These amounts do not include interest on the borrowings.
(c)	$25.5 million of amounts due in less than one year, $25.5 million of amounts due in 1-3 years and $25.9 million of amounts due in 4-5 years were repaid subsequent to June 30, 2006 using approximately $61.9 million of cash from the Commercial Loan Trust 2004-1 and the Commercial Loan Trust 2006-1 securitizations and $15.0 million of new borrowings from our Commercial Loan Trust 2006-1. Amounts due in less than one year also include $95.2 million outstanding under our Commercial Loan Funding Trust facility, which was renewed by the lender through July 27, 2007, subsequent to June 30, 2006. See Recent Developments.

Borrowings

The following table shows the facility amounts and outstanding borrowings at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
(dollars in millions)	Facility amount	Amount outstanding	Facility amount	Amount outstanding
Unsecured Notes	$50.0	$50.0	$50.0	$50.0
Commercial Loan Trust 2005-2	—	—	250.0	159.2
Commercial Loan Trust 2006-2	200.0	—	—	—
Commercial Loan Funding Trust Facility	250.0	95.2	250.0	160.0
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	—	—	81.1	81.1
Series 2004-1 Class A-2 Asset Backed Bonds	17.6	17.6	31.5	31.5
Series 2004-1 Class B Asset Backed Bonds	43.5	43.5	43.5	43.5
Series 2004-1 Class C Asset Backed Bonds	15.8	15.8	15.8	15.8
Series 2006-1 Class A-1 Notes	106.2	106.2	—	—
Series 2006-1 Class A-2 Notes	50.0	—	—	—
Series 2006-1 Class A-3 Notes	85.0	—	—	—
Series 2006-1 Class B Notes	58.8	58.8	—	—
Series 2006-1 Class C Notes	45.0	45.0	—	—
Series 2006-1 Class D Notes	47.5	47.5	—	—
Revolving Unsecured Credit Facility	60.0	18.0	50.0	—

Total	$1,029.4	$497.6	$771.9	$541.1

Our weighted average borrowings for the three months ended June 30, 2006 and 2005 were $488.3 million and $420.0 million, respectively. Our weighted average borrowings for the six months ended June 30, 2006 and 2005 were $511.0 million and $441.1 million, respectively. The weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, for the three months ended June 30, 2006 and 2005 was 7.0% and 4.7%, respectively. For the three months ended June 30, 2006, the average LIBOR was 5.2% and the spread to LIBOR was 1.8%. For the three months ended June 30, 2005, the average LIBOR was 3.3% and the spread to LIBOR was 1.4%. The weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, for the six months ended June 30, 2006 and 2005 was 6.9% and 4.4%, respectively. For the six months ended June 30, 2006, the average LIBOR was 5.0% and the spread to LIBOR was 1.9%. For the six months ended June 30, 2005, the average LIBOR was 3.1% and the spread to LIBOR was 1.3%.

The increase of approximately 2.4% in the weighted average interest rate for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily attributable to an increase in average LIBOR of 1.9%, as well as increases in the average spread to LIBOR of 0.3% and increases in deferred debt issuance cost amortization of 0.2%. The increase in deferred debt issuance cost amortization is primarily attributable to loan repayments, which, in certain instances, require us to accelerate amortization of these costs. For the above borrowings, the fair value of the borrowings approximates cost. The increase of approximately 2.5% in the weighted average interest rate for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily attributable to an increase in average LIBOR of 1.9%, as well as increases in the average spread to LIBOR of 0.3% and increases in deferred debt issuance cost amortization of 0.3%. The increase in deferred debt issuance cost amortization is primarily attributable to loan repayments, which, in certain instances, require us to accelerate amortization of these costs. For the above borrowings, the fair value of the borrowings approximates cost.

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

During the three months ended June 30, 2006, we completed a $500 million debt securitization. In connection with this securitization transaction, we repaid $264.5 million of existing indebtedness under our Commercial Loan Trust 2005-2 and Commercial Loan Funding Trust facilities and terminated our Commercial Loan Trust 2005-2 credit facility in accordance with its terms.

Commercial Loan Trust 2006-2. On May 2, 2006 we established, through MCG Commercial Loan Trust 2006-2, a $200 million warehouse credit facility with Merrill Lynch Capital Corp. The warehouse credit facility allows MCG Commercial Loan Trust 2006-2 to acquire up to $250 million of commercial loans with borrowings of up to $200 million subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2006-2, including the commercial loans purchased by the trust from us. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations. Up to 60% of the collateral in this warehouse facility may be non-senior secured loans, and the remaining 40% must be senior secured loans.

We intend to use the warehouse credit facility to fund the origination of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances.

Commercial Loan Trust 2006-1. On April 18, 2006, we completed a $500 million debt securitization through MCG Commercial Loan Trust 2006-1, our wholly owned subsidiary. The 2006-1 Trust issued $106.3 million of Class A-1 Notes rated AAA / Aaa, $50.0 million of Class A-2 Notes rated AAA / Aaa, $85.0 million of Class A-3 Notes rated AAA / Aaa, $58.8 million of Class B Notes rated AA / Aa2, $45.0 million of Class C Notes rated A / A2 and $47.5 million of Class D Notes rated BBB / Baa2 as rated by Moody’s and S&P, respectively. The Series 2006-1 Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class B Notes, Class C Notes and Class D Notes bear interest of LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%, respectively.

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes and are required to be drawn within the next 12 months. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans currently totaling $330.0 million, which were purchased by the trust from us. Additional commercial loans will be purchased by the trust from us primarily using the proceeds from the Class A-3 delayed draw notes and the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

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

On July 29, 2005, we amended the Commercial Loan Funding Trust Facility. Pursuant to this amendment, the total facility amount was increased from $150.0 million to $250.0 million, the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95%, the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. On April 17, 2006 we amended this facility to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 35% to 50% and the inclusion of additional industry segments. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. In connection with this amendment, the facility was renewed until July 28, 2006. As of June 30, 2006, we had $95.2 million outstanding under this credit facility.

Term Securitization 2004-1. On September 30, 2004, we established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397.7 million of loans. The facility is secured by all of the 2004-1 Trust’s commercial loans and cash in securitization accounts, which totaled $135.4 million and $228.0 million as of June 30, 2006 and December 31, 2005, respectively. This facility was scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2, Class B and Class C Notes. As of June 30, 2006, a total of $76.9 million of these notes were outstanding. On July 20, 2006 we repaid the notes using approximately $61.9 million of cash from the Commercial Loan Trust 2004-1 and our Commercial Loan Trust 2006-1 securitization and $15.0 million of new borrowings from our Commercial Loan Trust 2006-1 securitization. See “Recent Developments” for further discussion.

The 2004-1 Trust issued $250.5 million of Class A-1 Notes rated Aaa/AAA, $31.5 million of Class A-2 Notes rated Aa1/AAA, $43.5 million of Class B Notes rated A2/A and $15.8 million of Class C Notes rated Baa2/BBB as rated by Moody’s and Fitch, respectively. On June 1, 2005, we sold the Class C securities, which had previously been retained by MCG. The Series 2004-1 Class A-1 Notes, Class A-2 Notes, Class B Notes and Class C Notes bore interest of LIBOR plus 0.43%, 0.65%, 1.30%, and 2.50%, respectively.

Revolving Unsecured Credit Facility. On June 19, 2006, we amended our Revolving Unsecured Credit Facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). Pursuant to this amendment,

the aggregate revolving commitment amount under this credit facility was increased from $50.0 million to $60.0 million, the maturity date was extended from September 19, 2006 to June 18, 2007, and an additional lender was added to this facility. HVB maintained its $50.0 million commitment, and the additional $10.0 million was committed by Chevy Chase Bank. Other minor modifications were also made to this facility. This credit facility is unsecured and is committed up to $60.0 million on a revolving basis. In addition, this Revolving Unsecured Credit Facility allows for additional lenders with HVB acting as the agent. Advances under this credit facility bear interest at LIBOR plus 2.00% or the prime rate plus 0.50%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, and minimum cash net investment income. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. As of June 30, 2006, the Company had $18.0 million outstanding under this credit facility.

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

The following table summarizes our distributions declared since January 1, 2005:

Date Declared	Record Date	Payment Date	Amount
July 27, 2006	August 24, 2006	October 30, 2006	$0.42
April 27, 2006	May 25, 2006	July 28, 2006	0.42
February 16, 2006	March 16, 2006	April 27, 2006	0.42
October 26, 2005	November 23, 2005	January 30, 2006	0.42
July 27, 2005	August 25, 2005	October 28, 2005	0.42
April 27, 2005	May 26, 2005	July 28, 2005	0.42
February 23, 2005	March 14, 2005	April 28, 2005	0.42

Each year a statement on Form 1099-DIV identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. For the fiscal years ended December 31, 2005, 2004, and 2003, a portion of the distributions to our stockholders was deemed a return of capital. Because the determination of tax return of capital is done on an annual basis and our taxable income fluctuates from quarter to quarter, we have not determined the amount, if any, of tax return of capital there may be for the year ended December 31, 2006.

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

Income Recognition

Interest on commercial loans is recognized when earned and is computed by methods that generally result in level rates of return on principal amounts outstanding. We monitor individual customer’s financial trends in order to assess the collectibility of interest with respect to each customer. We closely monitor the status and performance of each individual investment.

When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been paid to date. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

Paid-in-Kind Interest

We include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that may be prepaid either by contract or the portfolio company’s choice, but is generally due at the end of the loan term. We will cease accruing PIK interest if we do not expect the customer to be able to pay all principal and interest due. In certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK interest portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. The PIK loan balance represented $19.1 million or 1.8% of our portfolio of investments as of June 30, 2006 and $13.5 million or 1.2% of our portfolio of investments as of December 31, 2005.

PIK related activity for the six months ended June 30, 2006 was as follows:

(dollars in millions)
Beginning PIK loan balance	$13.5
PIK interest earned during the period	9.3
Principal payments of cash on PIK loans	(6.2)
PIK loans converted to other securities	(0.2)
Interest receivable converted to PIK	2.7

Ending PIK loan balance	$19.1

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers had been applied first to any PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $3.6 million and $3.4 million of payments would have been applied against the June 30, 2006 and December 31, 2005 PIK loan balances, respectively, resulting in a PIK loan balance of $15.5 million and $10.1 million as of June 30, 2006 and December 31, 2005, respectively.

Dividends

Certain of our equity investments have stated accruing dividend rates. We accrue dividends on our equity investments as they are earned to the extent there is sufficient value, liquidity and estimated financial wherewithal based on financial results, projections and other factors to support the ultimate payment of those dividends. Dividend activity for the six months ended June 30, 2006 was as follows:

(dollars in millions)
Beginning accrued dividend balance	$12.4
Dividend income earned during the period	8.8
Payment of previously accrued dividends	(1.8)

Ending accrued dividend balance	$19.4

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $7.7 million and $9.1 million of unearned income as of June 30, 2006 and December 31, 2005, respectively.

Unearned income activity for the six months ended June 30, 2006 was as follows:

(dollars in millions)	Cash Received	Equity Interest and Future Receivables	Total
Beginning unearned income balance	$6.9	$2.2	$9.1
Additional fees	1.8	0.3	2.1
Unearned income recognized	(1.8)	(1.7)	(3.5)

Ending unearned income balance	$6.9	$0.8	$7.7

Other Fees

In certain investment transactions, we may perform consulting or advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

Valuation of Investments

Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At June 30, 2006, approximately 90% of our total assets represented investments of which approximately 95% are valued at fair value and approximately 5% are valued at market value based on readily ascertainable public market quotes at June 30, 2006. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Securitization Transactions

Periodically, we transfer pools of loans to bankruptcy remote special purpose entities for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the assets assumed by our consolidated bankruptcy remote special purpose entities equaling $593.1 million at June 30, 2006 and $596.9 million at December 31, 2005.

Recent Developments

On July 27, 2006, we reported that the independent members of our Board of Directors are conducting a review of the timeliness of certain loan payments and tax withholding reimbursements involving six current and former executive officers of MCG. The executive officers (along with other employees of the Company) received awards of restricted stock in 2001 in connection with the termination of our stock option plan, including the outstanding stock options held by such individuals. A portion of the restricted stock was purchased through the delivery of promissory notes to MCG on which interest was payable periodically and which became due and payable on May 28, 2006.

All of these executive officers have repaid their principal balances in full in accordance with the terms of the loans, except for the Chief Executive Officer. The payment of principal from the Chief Executive Officer was not received timely, but the Chief Executive Officer’s note is now paid in full. In addition, while not all interest payments from these executive officers have been timely, all interest payments on these notes have been paid in full.

In addition to the foregoing, certain periodic tax withholding payments were made by MCG, from time to time, in connection with dividend payments and the lapsing of forfeiture provisions on restricted stock. All of the periodic tax withholding payments made by MCG were periodically reimbursed by those officers in full and there are no reimbursements currently due; however, certain reimbursements did not occur promptly. Between July 30, 2002 and the present, MCG made periodic tax withholding payments for such transactions aggregating approximately $3.6 million to the relevant tax authorities. The maximum unreimbursed amount outstanding at any time was $1.7 million.

We believe that there will be no impact on previously reported earnings as a result of these matters. We have instituted procedures to ensure concurrent payment to MCG of any future withholdings paid by MCG.

The timeliness of reimbursements of withholding payments was brought to the attention of the Audit Committee by our executive officers. Our Board formed an Independent Committee to conduct the review of these matters, assisted by independent counsel. The Independent Committee will review these and any related matters and consider whether there has been any violation of our code of business conduct and ethics and the federal securities laws, including, but not limited to, Section 402(a) of the Sarbanes-Oxley Act of 2002, (Section 13(k) of the Exchange Act).

We do not currently intend to update this disclosure until the Independent Committee’s review has been substantially completed.

These matters did not impact the June 30, 2006 financial statements, however, the review is continuing and the future impact, if any, is uncertain at this time. We anticipate incurring legal and professional fees during the course of this review which will be expensed as incurred and cannot be quantified at this time.

On July 20, 2006, pursuant to Section 10 of the Indenture, dated September 30, 2004, between MCG Commercial Loan Trust 2004-1 (the Trust”) and Wells Fargo Bank, National Association, MCG Capital Corporation (the “Company”) caused the holder of the Class D notes issued by the Trust to exercise its right to have the series 2004-1 Notes issued by the Trust on September 30, 2004 redeemed. This redemption accelerated the repayment of these notes, which were scheduled to become due on July 20, 2016. On the date of the redemption, the Series 2004-1 Notes held by parties other than MCG Capital Corporation totaled approximately $76.9 million, and were repaid using approximately $61.9 million of cash from the Trust and our Commercial Loan Trust 2006-1 securitization and $15.0 million of new borrowings from our Commercial Loan Trust 2006-1 securitization. The remaining Series 2004-1 notes that we held were canceled as of July 20, 2006. During the quarter ending September 30, 2006, we expect to recognize, as expense, approximately $1.2 million of total debt issuance cost amortization related to the Series 2004-1 Notes, including scheduled amortization through the redemption date and accelerated amortization at the redemption date. The majority of the collateral that was held by the Trust has been transferred to our other credit facilities.

During July 2006, our Commercial Loan Funding Trust facility was renewed by the lender, as required annually, through July 27, 2007. This facility is scheduled to terminate on November 7, 2007.

On August 7, 2006, we amended our Revolving Unsecured Credit Facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). Pursuant to this amendment, the aggregate revolving commitment amount under this credit facility was increased from $60.0 million to $75.0 million, and an additional lender was added to this facility. HVB and Chevy Chase Bank maintained their $50.0 million and $10.0 million commitments, respectively, and the additional $15.0 million was committed by Sovereign Bank. As of June 30, 2006, we had $18 million outstanding under this credit facility.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of June 30, 2006, approximately 63% of our loan portfolio, at cost, bears interest at a spread to LIBOR, 36% at a fixed rate, and 1% a spread to prime rate. As of June 30, 2006, approximately 31% of our loan portfolio, at cost, has LIBOR floors, at various levels.

We regularly measure exposure to interest rate risk. We have interest rate risk exposure mainly from the portion of the commercial loan portfolio funded using stockholders’ equity. Our board of directors assesses interest rate risk and we manage our interest rate exposure on an ongoing basis. The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$108.0	$—	$120.7	$—
Money Market Rate	0.7	—	2.0	—
Prime Rate	10.2	—	36.1	—
30-Day LIBOR	42.3	—	36.0	—
60-Day LIBOR	—	—	—	—
90-Day LIBOR	490.5	352.4	562.6	331.1
180-Day LIBOR	25.2	—	30.9	—
Commercial Paper	—	95.2	—	160.0
Fixed Rate	315.9	50.0	273.5	50.0

Total	$992.8	$497.6	$1,061.8	$541.1

Based on our June 30, 2006 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure.

(dollars in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
(300)	$(20.2)	$(13.4)	$(6.8)
(200)	(13.5)	(9.0)	(4.5)
(100)	(6.8)	(4.5)	(2.3)
100	6.8	4.5	2.3
200	13.5	9.0	4.5
300	20.3	13.4	6.9

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are not effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 due to the matter relating to the ongoing review of certain tax withholding reimbursements and loan repayments by our executive officers. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” and our Form 8-K filed with the Securities and Exchange Commission on July 27, 2006.

The independent members of our board of directors, assisted by independent counsel, are reviewing certain tax withholding reimbursements and loan repayments by our executive officers, as previously disclosed. As of the date of this quarterly report on Form 10-Q, their review is not yet complete.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If the industries in which we invest on a recurring basis, including the communications industry, experience adverse economic or business conditions, our operating results may be negatively impacted.

From time to time we target specific industries in which to invest on a recurring basis, which could cause a high concentration of our portfolio in a specific industry. At June 30, 2006, approximately 28.9% of our portfolio, at cost, consisted of customers in the communications industry. If our customers in the communications industry, or any other industry in which our portfolio is or may become concentrated, suffer due to adverse business conditions or due to economic slowdowns or downturns, we will be more vulnerable to losses in our portfolios and our operating results may be negatively impacted.

Our financial results could be negatively affected if Broadview Networks Holdings, Inc. fails to perform as expected.

At June 30, 2006, our largest portfolio investment was Broadview Networks Holdings, Inc. (“Broadview”), which totaled $103.7 million at fair value, or 9.5% of the fair value of our investments. Broadview accounted for approximately 11.8% of our operating income during the six months ended June 30, 2006. We own preferred securities of Broadview, which entitle us to a preferred claim of approximately $90 million, plus dividends, which accumulate at an annual rate of 12% on our preferred claim. We currently recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends will be dependent upon the performance and value of Broadview. Our financial results could be negatively affected if this portfolio company fails to perform as expected or if we are unable to recognize these dividends as income on a quarterly basis.

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

As of June 30, 2006, we had $497.6 million of outstanding borrowings under our debt facilities. As of June 30, 2006, the weighted average annual interest rate on all of our outstanding borrowings was 6.22%. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our June 30, 2006 total assets of at least 2.55%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and we do not hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $227.7 million as of June 30, 2006.

Our securitization facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code. In addition, some of our debt facilities, including our unsecured notes, contain cross-default provisions, whereby a default under one of our debt facilities could constitute a default under other debt facilities.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At June 30, 2006, this ratio was approximately 228%.

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

Our Revolving Unsecured Credit Facility is scheduled to expire on June 18, 2007 and our $250.0 million Commercial Loan Funding Trust Facility through Three Pillars Funding, LLC is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. The next renewal date for this facility is July 27, 2007.

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

Our future success depends to a significant extent on the continued services of Bryan J. Mitchell, our Chief Executive Officer, Steven F. Tunney, our President and Chief Operating Officer, B. Hagen Saville, one of our Executive Vice Presidents, and Robert J. Merrick, our Chief Credit Officer, as well as other key personnel. The loss of any of these key employees would likely have a significant detrimental effect on our business. In addition, if any two of Mr. Mitchell, Mr. Saville, Mr. Tunney or Mr. Merrick cease to be actively involved in our management, the lender under one of our warehouse financing facilities could, absent a waiver or cure, replace us as the servicer of the loans and declare a default. In addition, if any two of Mr. Mitchell, Mr. Tunney or Mr. Saville cease to be an executive officer of MCG actively involved in the management of MCG, the lender of our $75.0 million revolving unsecured credit facility could, absent a waiver or cure, declare a default. We currently do not have employment agreements with Messrs. Tunney, Saville, or Merrick.

Fluctuations in interest rates could adversely affect our income.

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally have no effect on the existing fixed rate loans in our portfolio. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 64% of the loans in our portfolio, based on amounts outstanding at cost as of June 30, 2006, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 36% were at fixed rates. From January 1, 2004 to June 30, 2006, the three-month LIBOR has increased from 1.15% to 5.48%.

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

Certain loan payments and tax withholding reimbursements involving six of our current and former executive officers may be determined to be a violation of our Code of Business Conduct and Ethics and/or Section 402 of the Sarbanes-Oxley Act of 2002.

On July 27, 2006, we reported that the independent members of our Board of Directors are conducting a review of the timeliness of certain loan payments and tax withholding reimbursements involving six current and former executive officers of MCG. See “Management’s Discussion and Analysis of Financial Condition and

Results of Operations--Recent Developments.”

Section 402 of the Sarbanes-Oxley Act of 2002, which became effective on June 30, 2002, prohibits us from directly or indirectly extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any of our directors or executive officers. An extension of credit maintained by us on June 30, 2002 is not subject to these prohibitions so long as there is no renewal or material modification to any such loan after that date.

Our Board has formed an Independent Committee to conduct the review of these matters, assisted by independent counsel. The Independent Committee will review these and any related matters and consider whether there has been any violation of our code of business conduct and ethics and the federal securities laws, including, but not limited to, Section 402(a) of the Sarbanes-Oxley Act of 2002, (Section 13(k) of the Exchange Act). The Independent Committee’s review of these matters is ongoing. We cannot yet determine the potential consequences of a finding by the Independent Committee that there has been a violation of our code of business conduct and ethics and/or the federal securities laws.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2006, we issued a total of 6,416 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering proceeds for the shares of common stock sold under the dividend reinvestment plan were approximately $89 thousand. Proceeds were used for general corporate purposes.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On June 12, 2006, the Company held its Annual Meeting of Stockholders. The following matters were submitted to the stockholders for consideration:

1.	To elect two directors of the Company who will serve for three years, or until their successors are elected and qualified;

2.	To ratify the selection of the independent registered public accounting firm of Ernst & Young LLP to serve as independent auditors for the Company for the fiscal year ending December 31, 2006;

3.	To consider and approve the 2006 Employee Restricted Stock Plan;

4.	To consider and approve the 2006 Non-Employee Director Restricted Stock Plan

The results of the shares voted with regard to each of these matters are as follows:

1.	Election of directors:

Director	For	Withheld	Abstain
Jeffrey M. Bucher	46,173,309	3,055,004	—
Kenneth J. O’Keefe	46,228,510	2,999,803	—

Continuing directors whose terms did not expire at the annual meeting were as follows: Robert J. Merrick, Wallace B. Millner, III, Bryan J. Mitchell, Edward S. Civera, Kim D. Kelly, and Steven F. Tunney.

2.	Ratification of the appointment of Ernst & Young LLP as auditors:

For	Against	Abstain
49,048,314	116,801	63,196

3.	Approve the 2006 Employee Restricted Stock Plan:

For	Against	Abstain	Broker Non-Votes
26,931,744	3,743,713	361,836	18,191,019

4.	Approve the 2006 Non-Employee Director Restricted Stock Plan

For	Against	Abstain	Broker Non-Votes
26,800,377	3,857,283	379,633	18,191,019

Item 5. Other Information

On August 7, 2006, we amended our Revolving Unsecured Credit Facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). Pursuant to this amendment, the aggregate revolving commitment amount under this credit facility was increased from $60.0 million to $75.0 million, and an additional lender was added to this facility. HVB and Chevy Chase Bank maintained their $50.0 million and $10.0 million commitments, respectively, and the additional $15.0 million was committed by Sovereign Bank. As of June 30, 2006, we had $18 million outstanding under this credit facility.

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

10.32

Form of Amended and Restated Promissory Note issued to senior management (incorporated by reference to Exhibit I.10 to Pre-effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 1, 2001).

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

Exhibit Number	Description of Document

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

Exhibit Number	Description of Document

10.52	Note Purchase Agreement, dated October 11, 2005 (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on October 12, 2005).

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

10.60

Credit and Warehouse Agreement, dated as of May 2, 2006, among Merrill Lynch Capital Corp., MCG Commercial Loan Trust 2006-2 and MCG Capital Corporation (incorporated by reference to exhibit 10.60 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2006).

10.61

Custody Agreement, dated as of May 2, 2006, among MCG Capital Corporation, MCG Finance VIII, LLC, MCG Commercial Loan Trust 2006-2, Wells Fargo Bank, National Association and Merrill Lynch Capital Corp. (incorporated by reference to exhibit 10.61 filed with MCG Capital’s Form 10-Q for the quarter ended March 21, 2006).

10.62++	MCG Capital Corporation 2006 Non-Employee Director Restricted Stock Plan.

10.63++	MCG Capital Corporation 2006 Employee Restricted Stock Plan.

10.64++

Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement, dated as of August 7, 2006, by and among NCG Capital Corporation, Bayerische Hypo-Und Vereinsbank AG, New York Branch and various lenders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2006.

MCG CAPITAL CORPORATION

By:	/s/ BRYAN J. MITCHELL
Bryan J. Mitchell Chief Executive Officer

By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell Chief Financial Officer

By:	/s/ JOHN C. WELLONS
John C. Wellons Chief Accounting Officer