Form 10-Q
period 2006-09-30
MCG CAPITAL CORP
filed 2006-11-07
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2006.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 1, 2006 was 57,986,481.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share and other period-end data)	2006	2005	2006	2005
Income statement data:
Operating income	$40,864	$28,374	$113,771	$86,647
Net operating income before investment gains and losses and provision for income taxes	20,064	12,887	59,713	43,808
Net income	22,116	16,695	71,428	49,633

Per common share data:
Net operating income before investment gains and losses and provision for income taxes per common share basic and diluted	$0.38	$0.26	$1.12	$0.93
Earnings per common share—basic and diluted	0.42	0.34	1.34	1.05
Cash dividends declared per common share	0.42	0.42	1.26	1.26

Selected period-end balances:
Total investment portfolio	$1,207,186	$938,920
Total assets	1,276,156	1,087,183
Borrowings	554,679	432,913
Total stockholders’ equity	676,604	620,108
Net asset value per common share (a)	12.67	12.42

Other period-end data:
Number of portfolio companies	90	92
Number of employees (b)	85	131

(a)	Based on common shares outstanding at period-end.
(b)	At September 30, 2005, we had 59 employees in our consolidated entity Kagan Research, LLC (“Kagan”). Effective January 1, 2006, Kagan no longer qualified as a consolidated entity.

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	$30,737	$45,626
Cash, securitization accounts	20,718	82,107
Cash, restricted	658	1,977
Investments at fair value
Non-affiliate investments (cost of $631,818 and $733,717, respectively)	654,322	745,757
Affiliate investments (cost of $68,526 and $46,168, respectively)	68,271	46,156
Control investments (cost of $506,808 and $337,372, respectively)	484,593	305,647

Total investments (cost of $1,207,152 and $1,117,257, respectively)	1,207,186	1,097,560
Unearned income on commercial loans	(8,057)	(9,062)

Total investments net of unearned income	1,199,129	1,088,498
Interest receivable	10,665	10,602
Other assets	14,249	15,677

Total assets	$1,276,156	$1,244,487

Liabilities
Borrowings (maturing within one year of $119,843 and $362,435, respectively)	$554,679	$541,119
Interest payable	5,970	5,904
Dividends payable	22,420	20,967
Other liabilities	16,483	10,410

Total liabilities	599,552	578,400

Stockholders’ equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 200,000 shares on September 30, 2006 and December 31, 2005, 53,382 issued and outstanding on September 30, 2006 and 53,372 issued and outstanding on December 31, 2005	534	534
Paid-in capital	757,531	758,433
Distributions in excess of earnings:
Paid-in capital	(39,219)	(39,219)
Other	(41,378)	(26,784)
Net unrealized appreciation (depreciation) on investments	34	(19,697)
Stockholder loans	(898)	(3,624)
Unearned compensation—restricted stock	—	(3,556)

Total stockholders’ equity	676,604	666,087

Total liabilities and stockholders’ equity	$1,276,156	$1,244,487

Net asset value per common share at period end	$12.67	$12.48

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$21,164	$17,210	$66,382	$49,995
Affiliate investments (5% to 25% owned)	1,886	1,513	3,847	4,337
Control investments (more than 25% owned)	11,289	7,235	30,023	23,067

Total interest and dividend income	34,339	25,958	100,252	77,399
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	1,933	2,404	6,493	8,588
Affiliate investments (5% to 25% owned)	495	—	1,621	—
Control investments (more than 25% owned)	4,097	12	5,405	660

Total advisory fees and other income	6,525	2,416	13,519	9,248

Total operating income	40,864	28,374	113,771	86,647

Operating expenses
Interest expense	9,808	5,571	27,415	15,208
Employee compensation:
Salaries and benefits	6,667	5,207	16,243	14,442
Long-term incentive compensation	1,249	2,096	3,481	5,422

Total employee compensation	7,916	7,303	19,724	19,864
General and administrative expense	3,076	2,613	6,919	7,767

Total operating expenses	20,800	15,487	54,058	42,839

Net operating income before investment gains and losses and provision for income taxes on investment gains	20,064	12,887	59,713	43,808

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	—	1,920	693	7,720
Affiliate investments (5% to 25% owned)	—	—	9	(190)
Control investments (more than 25% owned)	(2,243)	(5,196)	(5,149)	13,150

Total net realized gains (losses) on investments	(2,243)	(3,276)	(4,447)	20,680

Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	4,563	3,928	10,464	5,112
Affiliate investments (5% to 25% owned)	(476)	1,307	(244)	3,495
Control investments (more than 25% owned)	185	1,849	9,511	(23,462)

Total net unrealized appreciation (depreciation) on investments	4,272	7,084	19,731	(14,855)

Net investment gains before income taxes on investment gains	2,029	3,808	15,284	5,825
Provision for income taxes on investment gains	23	—	(3,569)	—

Net investment gains net of tax	2,052	3,808	11,715	5,825

Net income	$22,116	$16,695	$71,428	$49,633

Earnings per common share basic and diluted	$0.42	$0.34	$1.34	$1.05
Cash dividends declared per common share	$0.42	$0.42	$1.26	$1.26
Weighted average common shares outstanding	53,281	49,560	53,236	47,287
Weighted average common shares outstanding and dilutive common stock equivalents	53,281	49,563	53,236	47,315

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005
Operations:
Net operating income	$59,713	$43,808
Net realized (loss) gain on investments	(4,447)	20,680
Net unrealized appreciation (depreciation) of investments	19,731	(14,855)
Provision for income taxes on investment gains	(3,569)	—

Net increase in net assets resulting from operations	71,428	49,633

Shareholder distributions:
Distributions from net investment income	(66,291)	(58,304)

Net decrease in net assets resulting from shareholder distributions	(66,291)	(58,304)

Capital share transactions:
Issuance of common stock	—	70,382
Issuance of common stock under dividend reinvestment plan	139	95
Repayments of stockholder loans	2,726	257
Amortization of restricted stock awards	2,515	3,832

Net increase in net assets resulting from capital share transactions	5,380	74,566

Total increase in net assets	10,517	65,895
Net assets at beginning of period	666,087	554,213

Net assets at end of period	$676,604	$620,108

Net asset value per common share	$12.67	$12.42

Common shares outstanding at end of period	53,382	49,920

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$71,428	$49,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238	593
Restricted stock compensation expense	2,515	3,832
Amortization of deferred debt issuance costs	3,737	2,201
Net realized losses (gains) on investments	4,447	(20,680)
Net unrealized (appreciation) depreciation on investments	(19,731)	14,855
Decrease (increase) in cash—securitization accounts from interest collections	4,125	(7,564)
Increase in interest receivable	(32)	(2,169)
Increase in accrued payment-in-kind interest and dividends	(22,971)	(8,303)
Decrease in unearned income	(1,216)	(1,311)
Decrease in other assets	2,289	2,305
Increase in interest payable	66	503
Increase in other liabilities	8,391	1,432

Net cash provided by operating activities	53,286	35,327

Investing activities
Originations, draws and advances on loans	(308,119)	(265,932)
Principal payments on loans	308,838	212,248
Purchase of equity investments	(71,856)	(18,963)
Proceeds from sales of equity investments	2,665	22,157
Purchase of premises, equipment and software	(424)	(185)

Net cash used in investing activities	(68,896)	(50,675)

Financing activities
Net proceeds from (payments on) borrowings	48,152	(7,037)
Decrease (increase) in cash—securitization accounts for paydown of principal on debt	22,670	(18,279)
Payment of financing costs	(7,163)	(641)
Dividends paid	(65,803)	(57,975)
Issuance of common stock, net of costs	139	70,477
Repayment of stockholder loans	2,726	257

Net cash provided by (used in) financing activities	721	(13,198)

Decrease in cash and cash equivalents	(14,889)	(28,546)
Cash and cash equivalents at beginning of period	45,626	82,732

Cash and cash equivalents at end of period	$30,737	$54,186

Supplemental disclosures
Interest paid	$23,612	$12,504
Income taxes paid	268	—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2006

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)
				Principal		Cost	Fair Value
Control investments: Majority-owned (5):
Broadview Networks Holdings, Inc. (2) (13)	Communications- CLEC	Series A Preferred Stock (87,254 shares) Series A-1 Preferred Stock (100,702 shares)	97.9% 100.0%	$		$61,206 53,609	$61,206 53,609
		Common Stock (4,698,987 shares)	53.1%			—	—
Chesapeake Tower Holdings, LLC	Communications- Other	Senior Debt (11.4%, Due 5/10) Preferred LLC Interest (3,139 units) Common LLC Interest (4,000 units)	100.0% 80.0%		400	400 3,139 —	400 3,139 —
Cleartel Communications, Inc. (2)	Communications- CLEC	Subordinated Debt (10.9%, Due 6/09) Preferred Stock (57,862 shares) Common Stock (9 shares) Guaranty ($7,219)	99.1% 0.005%		52,131	52,131 50,614 540	52,131 40,684 —
Helicon Cable Holdings, LLC (2)	Cable	Senior Debt (10.4%, Due 12/12) (12) Subordinated Debt (14.3%, Due 6/13) (12) Preferred LLC Interest (82,500 units) Standby Letter of Credit ($300)	73.3%		11,150 6,550	11,150 6,550 8,953	11,150 6,550 8,953
JupiterKagan, Inc. (2) (11)	Information Services	Senior Debt (12.3%, Due 3/10) (12) Series A Preferred Stock (100,000 shares) Common Stock (100,000 shares) Guaranty ($1,418)	100.0% 100.0%		3,949	3,949 10,000 —	3,949 10,000 —
Midwest Tower Partners, LLC (2)	Communications- Other	Senior Debt (11.0%,8/07) Subordinated Debt (16.2%, Due 2/07) (12) Preferred LLC Interest (17,563 units) Common LLC Interest (79,117 units)	91.0% 79.2%		8,881 17,303	8,881 17,303 2,354 201	8,881 17,303 2,354 7,880
New Jet Plastica, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13) (12) Preferred LLC Interest (301,595 units)	97.7%		26,025	26,025 30,285	26,025 30,285
New Superior Industries, LLC (2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13-3/15) (12) Preferred LLC Interest (125,400 units)	94.7%		14,012	14,012 12,584	14,012 12,584
RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt (10.0%, Due 12/10) (12) Subordinated Debt (15.0%, Due 12/11) Preferred LLC Interest (70,000 units)	98.6%		7,000 9,187	7,000 9,187 7,380	7,000 9,187 7,380
Superior Publishing Corporation (2)	Newspaper	Subordinated Debt (20.0%, Due 10/10) (12) Preferred Stock (7,999 shares) Common Stock (100 shares)	100.0% 100.0%		21,062	19,022 7,999 365	19,022 9,300 —
West Coast Wireless Lines LLC (6)	Publishing	LLC Interest	100.0%			1,036	450
Working Mother Media, Inc. (6)	Publishing	Senior Debt (8.4%, Due 11/06) Class A Preferred Stock (12,497 shares) Class B Preferred Stock (1 share) Class C Preferred Stock (1 share) Common Stock (510 shares) Guaranty ($566)	99.2% 100.0% 100.0% 51.0%		15,119	9,076 12,497 1 1 1	9,076 4,618 — — —
Total Control investments: Majority-owned (represents 36.2% of total investments at fair value)						447,451	437,128

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)
				Principal		Cost	Fair Value
Control investments: Non-majority owned (4):
Crystal Media Network, LLC (6) (14) (15)	Broadcasting	LLC Interest	49.9%	$		$3,059	$510
ETC Group, LLC (6)	Publishing	Series A LLC Interest Series C LLC Interest	100.0% 100.0%			145 100	— —
Fawcette Technical Publications Holding (2) (6)	Publishing	Senior Debt (16.4%, Due 12/06) Subordinated Debt (16.3%, Due 12/06) Series A Preferred Stock (8,473 shares) Common Stock (5,010,379 shares)	100.0% 36.0%		14,991 4,750	12,579 4,656 2,569 —	11,485 — — —
National Product Services, Inc. (2)	Business Services	Senior Debt (13.1%, Due 6/09) Subordinated Debt (16.0%, Due 6/09) Common Stock (995,428 shares)	31.5%		12,871 10,225	5,609 10,225 —	11,983 3,393 —
Platinum Wireless, Inc. (6)	Communications- Other	Common Stock (2,937 shares) Option to purchase Common Stock (expire 12/31/13)	37.0% 1.5%			4,640 272	4,494 97
PremierGarage Holdings, LLC (2)	Home Furnishings	Senior Debt (10.2%, Due 6/10-12/10) Preferred LLC Units (445 units) Common LLC Units (356 units)	35.6% 31.7%		11,000	11,000 4,503	11,000 4,503
Total Control investments: Non-majority-owned (represents 3.9% of total investments at fair value)						59,357	47,465
Total Control Investments: (represents 40.1% of total investments at fair value)						506,808	484,593
Affiliate investments (3):
Cherry Hill Holdings, Inc. (2)	Photographic Studio	Senior Debt (13.0%, Due 8/11) (12) Series A Preferred Stock (750 Shares)	11.0%		12,029	12,029 756	12,029 756
iVerify. US Inc. (6)	Communications- Other	Preferred Stock (54 shares) Common Stock (20 shares)	15.5% 11.6%			578 550	65 —
NYL Brands Holdings, Inc. (2)	Clothing & Accessories	Subordinated Debt (13.0%, Due 10/10-2/11) (12)			10,000	10,000	10,000
		Class A Common Stock (1,500 shares) Warrants to purchase Common Stock (expire 2/3/16)	18.7% 6.6%			1,500 331	1,500 340
On Target Media, LLC (6)	Publishing	Class A LLC Interest Class B LLC Interest	6.8% 5.7%			1,791 —	1,791 1,182
Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (14.6%, Due 12/08) Class A LLC Interest Warrants to purchase Class B LLC interest (expire 1/31/11)	12.8% 100.0%		13,514	12,201 564 —	12,201 181 —
TNR Entertainment Corp LLC (2)	DVD Rental	Senior Debt (10.5%, Due 7/10) (12) Subordinated Debt (14.0%, Due 1/11) (12) Series D Preferred Stock (1,815,332 shares) Warrants to purchase Series D Preferred Stock (expire 7/31/16)	30.0% 30.0%		12,500 12,726	12,500 12,726 3,000	12,500 12,726 3,000
Total Affiliate investments (represents 5.7% of total investments at fair value)						68,526	68,271

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)
					Principal	Cost	Fair Value
Non-affiliate investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (13.2%, Due 12/12) (12) Subordinated Debt (12.6%, Due 12/12) (12) Warrants to purchase Common Stock (expire 12/31/15)	10.0%		$7,533 2,063	$7,533 2,063 —	$7,533 2,063 —
Amerifit Nutrition, Inc. (2)	Drugs	Senior Debt (12.0%, Due 3/10) (12)			6,165	6,165	6,165
Auto Europe, LLC	Car Rental	Subordinated Debt (12.3%, Due 10/12) (12)			13,500	13,500	13,500
B & H Education, Inc. (2)	Education	Senior Debt (11.4%, Due 3/10) (12) Preferred Stock ( 5,384 shares)	4.1%		4,000	4,000 1,154	4,000 1,349
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (10.6%, Due 9/11) (12)			4,999	4,999	4,999
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (13.1%, Due 3/10) (12)			10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (8.0%, Due 8/11) (12)			890	890	876
Cambridge Information Group, Inc. (2)	Information Services	Subordinated Debt (12.4%, Due 11/11) (12)			9,250	9,250	9,250
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (13.2%, Due 12/11) (12)			4,755	4,755	4,755
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (7.6%, Due 7/10) (12)			839	839	843
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.4%, Due 2/11) (12)			8,048	8,048	8,048
Community Media Group, Inc. (2)	Newspaper	Senior Debt (9.9%, Due 9/10) (12)			20,883	20,883	20,883
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12) (12)			7,171	7,171	7,171
Country Road Communications LLC (2)	Communications- Other	Subordinated Debt (13.3%,Due 7/13) (12)			13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (12.0%, Due 6/10) (12)			18,475	18,475	18,475
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (15.1%, Due 6/09-6/10) (12)			8,923	8,923	8,923
CWP/RMK Acquisition Corp	Home Furnishings	Senior Debt (8.9%, Due 6/11) (12) Subordinated Debt (13.4%, Due 12/12) (12) Common Stock (500 Shares)	3.8%		6,250 11,750	6,250 11,750 500	6,250 11,750 500
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (12.5%, Due 6/11) (12) Preferred LLC Interest ( 16,371 units) Class A LLC Interest (10,914 units)	2.7 2.7	% %	16,000	16,000 615 408	16,000 615 547
D&B Towers, LLC	Communications- Other	Senior Debt (15.5%, Due 6/08) (12)			5,365	5,365	5,018
dick clark productions, inc. (6)	Broadcasting	Common Stock (235,714 shares) Warrants to purchase Common Stock (expire 7/25/11)	0.5 5.4	% %		210 858	479 4,733

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)
					Principal		Cost	Fair Value
The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%		$		$88	$34
EAS Group, Inc.	Technology	Subordinated Debt (16.0%, Due 4/11) (12)				11,186	11,186	11,186
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.9%, Due 5/12) (12) Subordinated Debt (14.5%, Due 6/12) (12)				8,084 5,114	8,084 5,114	8,084 5,114
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (12.4%, Due 3/10-9/10) (12) Subordinated Debt (16.0%, Due 3/11) (12)				4,640 9,605	4,640 9,605	4,640 9,605
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (12.6%, Due 12/12) (12)				5,000	5,000	4,988
GoldenSource Holdings Inc. (2)	Technology	Senior Debt (10.1%, Due 9/08) Warrants to purchase Common Stock (expire 10/31/08)	4.2%			17,000	17,000 —	17,000 —
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (10.4%, Due 3/11) (12)				4,551	4,551	3,851
Images.com, Inc.	Information Services	Senior Debt (13.4%, Due 12/07) (12)				2,252	2,252	2,252
Instant Web, Inc.	Direct Mail Advertiser	Senior Debt (8.6%, Due 2/11) (12)				4,284	4,284	4,295
Jenzabar, Inc. (2)	Technology	Preferred Stock (5,000 shares) Subordinated Preferred Stock (109,800 shares) Warrants to purchase Common Stock (expire 4/30/16)	100.0 100.0 19.5	% % %			6,244 1,098 422	6,244 1,098 8,286
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (8.8%, Due 12/11) (12)				7,450	7,450	7,450
Jupitermedia Corporation (6)	Information Services	Common Stock (148,373 shares)	0.4%				2,114	1,285
Legacy Cabinets, Inc	Home Furnishings	Subordinated Debt (12.9%, Due 8/13) (12)				3,000	3,000	3,000
Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (13.5%, Due 21/11) (12)				2,000	2,000	2,000
MD Beauty, Inc.	Cosmetics	Subordinated Debt (14.3%, Due 2/13) (12)				9,000	9,000	9,045
MCI Holdings, LLC (2)	Healthcare	Subordinated Debt (12.5%, Due 3/12) (12) Class A LLC Interest (4,712,042 units)	5.2%			17,423	17,423 3,000	17,423 3,346
Metropolitan Telecommunications Holding Company (2) (9)	Communications- CLEC	Senior Debt (12.5%, Due 6/07-9/10) (12) Subordinated Debt (16.4%, Due 12/10) (12) Warrants to purchase Common Stock (expire 9/30/13)	20.4%			21,150 10,929	21,150 10,929 1,843	21,150 10,929 5,454
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.9%, Due 3/10-9/10) (12) Subordinated Debt (14.5%, Due 3/11) (12)				13,100 9,115	13,100 9,115	13,100 9,115

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)
				Principal	Cost	Fair Value
MicroDental Laboratories (2)	Healthcare	Senior Debt (10.8%, Due 5/11-11/11) (12) Subordinated Debt (15.0%, Due 5/12) (12)		$13,396 6,946	$13,396 6,946	$13,396 6,946
Miles Media Holding, LLC (2)	Publishing	Senior Debt (11.0%, Due 6/12) (12) Subordinated Debt (16.4%, Due 12/12) (12) Warrants to purchase Units in LLC (expire 6/30/09)	19.5%	9,363 4,000	9,363 4,000 439	9,363 4,000 1,315
National Display Holdings, LLC (2)	Electronics	Senior Debt (11.4%, Due 12/10-12/11) (12) Subordinated Debt (15.0%, Due 12/12) (12) Class A LLC Interest (1,000,000 units)	3.7%	10,000 13,680	10,000 13,680 1,000	10,000 13,680 1,000
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)	0.3%		—	—
OMP, Inc.	Drugs	Senior Debt (9.5%, Due 1/10-1/11)		6,893	6,893	6,893
PartMiner, Inc. (2)	Information Services	Senior Debt (11.9%, Due 6/09) (12)		3,841	3,841	3,841
Philadelphia Newspapers, LLC	Newspapers	Subordinated Debt (16.0%, Due 6/14) (12)		5,013	5,013	5,013
Powercom Corporation (2)	Communications- CLEC	Senior Debt (12.0%, Due 12/06) Warrants to purchase Class A Common Stock (expire 6/30/14)	22.7%	1,798	1,798 286	1,798 343
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (11.4%, Due 12/10- 5/11) (12) Subordinated Debt (15.0%, Due 12/11) (12) Preferred LLC Interest (1,000,000 units)	6.3%	9,000 10,500	9,000 10,500 1,073	9,000 10,500 1,492
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (16.0%, Due 2/12) (12) Series A Preferred Stock (7,813 Shares)	0.3%	20,663	20,663 266	20,663 266
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (10.7%, Due 11/09) (12)		14,000	14,000	14,000
Sterigenics International, Inc.	Healthcare	Senior Debt (8.4%, Due 6/11) (12)		4,888	4,888	4,918

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)
				Principal	Cost	Fair Value
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.9%, Due 7/11-9/11) (12)		$14,500	$14,500	$14,500
		Subordinated Debt (14.0%, Due 12/11) (12)		6,854	6,854	6,854
		Preferred Stock (10,000 shares)	14.9%		30	1,466
		Warrants to purchase Common Stock (expire 5/31/15)	100.0%		68	502
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (12.7%, Due 4/11) (12)		12,000	12,000	12,000
SXC Health Solutions, Inc. (2)	Healthcare	Common Stock (277,775 shares)	1.4%		1,235	4,569
Talk America Holdings, Inc. (6)	Communications-CLEC	Common Stock (32,106 shares)	0.1%		6	305
		Warrants to purchase Common Stock (expire 3/31/07)	0.5%		19	—
Team Express, Inc. (2)	Retail	Subordinated Debt (15.0%, Due 6/11) (12)		7,271	7,271	7,271
Teleguam Holdings, LLC (2)	Communications-Other	Subordinated Debt (12.4%, Due 10/12) (12)		20,000	20,000	20,000
Total Sleep Holdings, Inc. (2)	Healthcare	Subordinated Debt (14.0%, Due 9/11) (12)		22,730	22,730	22,730
ValuePage, Inc. (6)	Communications-Other	Senior Debt (12.8%, Due 6/08)		1,136	1,095	1,095
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%		500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (11.6%, Due 12/07-6/10) (12)		11,000	11,000	11,000
		Convertible Preferred Subordinated Notes (12.0%, Due 6/15 )	16.5%	1,127	1,127	954
Wicks Business Information, LLC	Publishing	Unsecured Note (10.3%, Due 2/08)		231	231	231
Wiesner Publishing Company, LLC (6)	Publishing	Warrants to purchase membership interest in LLC (expire 6/30/12)	15.0%		406	2,485
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (13.2%, Due 6/11) (12)		6,000	6,000	6,150
WirelessLines II, Inc.	Communications-Other	Senior Debt (8.0%, Due 4/07)		129	129	129
XFone, Inc (6)(10)	Communications-Other	Common Stock (868,947 shares)	4.6%		2,485	2,164
		Warrants to purchase common stock (expire 3/3/11)	0.8%		—	—
Xpressdocs Holdings, Inc (2)	Business Services	Senior Debt (9.4%, Due 7/11-12/11) (12)		17,255	17,255	17,255
		Subordinated Debt (14.0%, Due 7/12) (12)		6,036	6,036	6,036
		Series A Preferred Stock (161,870 shares)	1.7%		500	500
Total Non-affiliate investments (represents 54.2% of total investments at fair value)					631,818	654,322
Total Investments					1,207,152	1,207,186
Unearned income					(8,057)	(8,057)
Total Investments net of unearned income					$1,199,095	$1,199,129
Call options written
Crystal Media Network, LLC (15)	Broadcasting	Call options written			$—	$—
Total call options written					$—	$—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)
				Principal	Cost	Fair Value
Control investments: majority-owned (5):
Broadview Networks Holdings, Inc. (2) (7)	Communications	Subordinated Debt (12.0%, Due 12/09)		$42,993	$42,993	$42,993
		Series A Preferred Stock (89,154 shares)	49.1%		52,137	52,137
		Common Stock (2,228,937 shares)	33.8%		—	—
Cleartel Communications, Inc. (2)	Communications	Senior Debt (8.3%, Due 6/09)		28,850	28,850	28,850
		Subordinated Debt (14.4%, Due 6/09)		9,356	9,356	9,356
		Preferred Stock (57,862 shares)	99.1%		50,613	40,684
		Common Stock (9 shares)	0.005%		540	—
		Guaranty ($8,092)
Copperstate Technologies, Inc.	Security Alarm	Senior Debt (11.0%, Due 9/07)		1,272	1,272	1,272
		Class A Common Stock (20,000 shares)	93.0%		2,000	946
		Class B Common Stock (10 shares)	0.05%		—	—
		Warrants to purchase Class B Common Stock (expire 12/20/12)	93.7%		—	—
		Standby Letter of Credit ($1,000)
Crystal Media Network, LLC (6)	Broadcasting	Senior Debt (11.4%, Due 5/06)		1,099	947	947
		LLC Interest	100.0%		6,132	1,097
Helicon Cable Holdings, LLC (2)	Cable	Senior Debt (9.2%, Due 12/12)		10,072	10,072	10,072
		Subordinated Debt (14.3%, Due 6/13)		5,750	5,750	5,750
		Preferred LLC Interest (82,500 units)	57.9%		8,316	8,316
		Standby Letter of Credit ($300)
Midwest Tower Partners, LLC (2)	Communications	Subordinated Debt (14.1%, Due 2/07) (12)		16,813	16,813	16,813
		Preferred LLC Interest	91.0%		2,121	2,121
		Common LLC Interest	79.2%		201	1,332
Superior Publishing Corporation (2)	Newspaper	Senior Debt (9.0%, Due 12/06) (12)		20,759	20,759	20,759
		Subordinated Debt (20.0%, Due 12/06) (12)		22,692	20,141	20,141
		Preferred Stock (7,999 shares)	100.0%		7,999	8,545
		Common Stock (100 shares)	100.0%		365	—
Telecomm South, LLC (6)	Communications	Senior Debt (13.4%, Due 12/05)		7,996	2,582	1,100
		LLC Interest	100.0%		10	—
West Coast WirelessLines LLC	Conferences	LLC Interest	100.0%		851	851
Working Mother Media, Inc. (6)	Publishing	Senior Debt (7.5%, Due 6/06)		10,452	8,576	8,576
		Class A Preferred Stock (12,497 shares)	99.2%		12,497	4,192
		Class B Preferred Stock (1 share)	100.0%		1	—
		Class C Preferred Stock (1 share)	100.0%		1	—
		Common Stock (510 shares)	51.0%		1	—
		Guaranty ($834)
Total control investments: majority-owned (represents 26.1% of total investments at fair value)					311,896	286,850

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)
				Principal		Cost	Fair Value
Control investments: non-majority owned (4):
ETC Group, LLC (6)	Publishing	Series A LLC Interest	100.0%	$		$270	$123
		Series C LLC Interest	100.0%			100	—
Fawcette Technical Publications Holding (2)	Publishing	Senior Debt (14.5%, Due 12/06) (12)			13,061	12,545	12,545
		Subordinated Debt (14.8%, Due 12/06)			5,186	4,691	1,137
		Series A Preferred Stock (8,473 shares)	100.0%			2,569	—
		Common Stock (5,010,379 shares)	36.0%			—	—
Platinum Wireless, Inc.	Communications	Senior Debt (8.0%, Due 6/06)			389	389	389
		Common Stock (2,937 shares)	37.0%			4,640	4,505
		Options to purchase Common Stock (expire 12/31/13)	1.5%			272	98
Total control investments: non-majority-owned (represents 1.7% of total investments at fair value)						25,476	18,797
Total control investments: (represents 27.8% of total investments at fair value)						337,372	305,647

Affiliate investments (3):
iVerify. US Inc.	Security Alarm	Senior Debt (8.0%, Due 4/06)			75	75	75
		Common Stock (20 shares)	12.0%			550	—
On Target Media, LLC	Publishing	Senior Debt (10.5%, Due 9/09) (12)			20,000	20,000	20,000
		Subordinated Debt (17.0%, Due 3/10)			11,266	11,266	11,266
		Class A LLC Interest	6.8%			1,508	2,610
		Class B LLC Interest	16.9%			—	—
Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (13.7%, Due 12/07)			12,739	12,205	12,205
		Class A LLC Interest	12.8%			564	—
		Warrants to purchase Class B	100.0%			—	—
		LLC interest (expire 1/31/11)
Total affiliate investments (represents 4.2% of total investments at fair value)						46,168	46,156

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)
				Principal	Cost	Fair Value
Non-affiliate investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (13.1%, Due 12/12) (12)		$7,130	$7,130	$7,130
		Subordinated Debt (12.6%, Due 12/12) (12)		2,007	2,007	2,007
		Warrants to purchase Common Stock (expire 12/31/15)	10.0%		—	—
Amerifit Nutrition, Inc. (2)	Drugs	Senior Debt (13.9%, Due 3/10) (12)		6,623	6,623	6,623
Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (11.0%, Due 12/08) (12)		4,900	4,900	4,900
Auto Europe, LLC	Equipment Leasing	Subordinated Debt (11.3%, Due 10/12) (12)		13,500	13,500	13,500
B & H Education, Inc. (2)	Education	Senior Debt (10.5%, Due 3/10) (12)		4,000	4,000	4,000
		Preferred Stock (5,384 shares)	4.1%		1,060	1,078
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (9.7%, Due 9/11)		5,449	5,449	5,449
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (12.2%, Due 3/10) (12)		10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (6.2%, Due 8/11) (12)		889	889	894
Cambridge Information Group, Inc. (2)	Information Services	Senior Debt (8.7%, Due 6/07-6/11) (12)		26,825	26,825	26,825
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (11.1%, Due 12/11) (12)		2,377	2,377	2,270
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (6.6%, Due 7/10) (12)		1,778	1,778	1,797
Community Media Group, Inc. (2)	Newspaper	Senior Debt (8.9%, Due 9/10) (12)		22,365	22,365	22,365
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12) (12)		7,060	7,060	7,060
Country Road Communications LLC (2)	Communications	Subordinated Debt (11.6%, Due 7/13) (12)		13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (11.1%, Due 6/10) (12)		19,400	19,400	19,400
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (14.3%, Due 6/09-6/10) (12)		8,942	8,942	8,942
Cruz Bay Publishing, Inc. (2)	Publishing	Senior Debt (12.1%, Due 12/06) (12)		6,172	6,172	6,172
		Subordinated Debt (20.5%, Due 12/06) (12)		11,417	11,417	11,417
Dayton Parts Holdings, LLC (2)	Vehicle Parts & Supplies	Subordinated Debt (12.5%, Due 6/11)		16,000	16,000	16,000
		Preferred LLC Interest (16,371 units)	2.7%		602	602
		Class A LLC Interest (10,914 units)	4.4%		401	401
D&B Towers, LLC	Communications	Senior Debt (14.2%, Due 6/08) (12)		5,022	5,022	5,022
dick clark productions, inc. (6)	Broadcasting	Common Stock (235,714 shares)	0.5%		210	111
		Warrants to purchase Common Stock (expire 7/25/11)	5.3%		858	1,085
The e-Media Club, LLC (6)	Investment Fund	LLC Interest	0.8%		89	37
EAS Group, Inc.	Communications Equipment	Subordinated Debt (16.0%, Due 4/11) (12)		10,227	10,227	10,227
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.0%, Due 5/12)		10,000	10,000	10,000
		Subordinated Debt (14.5%, Due 6/12)		5,067	5,067	5,067
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (11.5%, Due 3/10-9/10) (12)		4,640	4,640	4,640
		Subordinated Debt (16.0%, Due 3/11) (12)		8,763	8,763	8,763
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (10.7%, Due 12/12) (12)		5,000	5,000	5,000

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)
				Principal	Cost	Fair Value
GoldenSource Holdings Inc. (2)	Technology	Senior Debt (9.0%, Due 9/08)		$17,000	$17,000	$17,000
		Warrants to purchase Common Stock (expire 10/31/08)	4.2%		—	—
The Hillman Group, Inc.	Home Furnishings	Senior Debt (7.7%, Due 3/11) (12)		5,910	5,910	6,010
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (9.4%, Due 3/11) (12)		4,668	4,668	4,290
I-55 Internet Services, Inc. (6)	Communications	Senior Debt (17.5%, Due 12/06)		1,778	1,778	1,539
		Warrants to purchase Common Stock (expire 4/30/10)	20.0%		366	—
Images.com, Inc.	Information Services	Senior Debt (12.5%, Due 12/07) (12)		2,664	2,664	2,664
Information Today, Inc. (2)	Information Services	Senior Debt (11.0%, Due 9/08) (12)		6,915	6,915	6,915
Instant Web, Inc.	Direct Mail Advertiser	Senior Debt (7.8%, Due 2/11) (12)		4,962	4,962	5,037
Jenzabar, Inc. (2)	Technology	Senior Debt (12.5%, Due 4/09) (12)		12,000	12,000	12,000
		Subordinated Debt (18.0%, Due 4/09-4/12) (12)		7,467	7,467	7,467
		Senior Preferred Stock (5,000 shares)	100.0%		5,831	5,831
		Subordinated Preferred Stock (109,800 shares)	100.0%		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)	19.5%		422	7,630
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (7.4%, Due 12/11) (12)		7,225	7,225	7,225
Jupitermedia Corporation	Information Services	Common Stock (148,373 shares)	0.4%		2,115	2,084
Managed Health Care Associates, Inc.	Drugs	Senior Debt (10.3%, Due 6/09-6/10) (12)		4,380	4,380	4,380
MD Beauty, Inc	Cosmetics	Subordinated Debt (11.3%, Due 2/13) (12)		9,000	9,000	9,079
MCI Holdings, LLC (2)	Management Consulting Service	Subordinated Debt (12.5%, Due 3/12) Class A LLC Interest (4,712,042 units)	5.2%	17,102	17,102 3,000	17,102 3,000
Metropolitan	Communications	Senior Debt (11.6%, Due 6/10-9/10) (12)		22,000	22,000	22,000
Telecommunications		Subordinated Debt (15.5%, Due 12/10) (12)		10,929	10,929	10,929
Holding Company (2) (9)		Warrants to purchase Common Stock (expire 9/30/13)	20.4%		1,843	3,897
Michael May	Security Alarm	Senior Debt (12.0%, Due 2/08)		450	450	450
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.0%, Due 3/10-9/10) (12)		13,900	13,900	13,900
		Subordinated Debt (14.5%, Due 3/11) (12)		9,115	9,115	9,115
MicroDental Laboratories (2)	Healthcare	Senior Debt (9.8%, Due 5/11-11/11) (12)		11,767	11,767	11,767
		Subordinated Debt (15.0%, Due 5/12) (12)		6,113	6,113	6,113
Miles Media Holding, Inc. (2)	Publishing	Senior Debt (10.9%, Due 6/12) (12)		8,287	8,287	8,287
		Subordinated Debt (15.4%, Due 12/12) (12)		4,000	4,000	4,000
		Warrants to purchase Common Stock (expire 6/3/15)	19.5%		439	837
Monotype Imaging Holdings Corp. (2)	Technology	Senior Debt (8.8%, Due 11/09) (12)		4,850	4,850	4,850
MultiPlan, Inc.	Insurance	Senior Debt (7.0%, Due 3/09) (12)		3,194	3,194	3,234
Nalco Company	Ecological Services	Senior Debt (6.32%, Due 11/10) (12)		4,162	4,162	4,217
National Display Holdings, LLC (2)	Electronics	Senior Debt (9.7%, Due 12/10-12/11)		20,087	20,087	20,087
		Subordinated Debt (15.0%, Due 12/12)		13,000	13,000	13,000
		Class A LLC Interest (1,000,000 units)	3.7%		1,000	1,000

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)
				Principal	Cost	Fair Value
National Product Services, Inc.	Business Services	Subordinated Debt (14.0%, Due 6/07) (12)		$10,225	$10,225	$10,225
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)	0.4%		—	—
OMP, Inc.	Drugs	Senior Debt (8.3%, Due 1/10-1/11) (12)		7,714	7,714	7,714
PartMiner, Inc. (2)	Information Services	Senior Debt (15.0%, Due 6/09) (12)		5,240	5,240	5,240
Powercom Corporation (2)	Communications	Senior Debt (12.0%, Due 12/06) (12)		1,861	1,861	1,861
		Warrants to purchase Class A Common Stock (expire 6/30/14)	30.7%		286	341
Quantum Medical Holdings, LLC (2)	Laboratory	Senior Debt (9.3%, Due 12/10-5/11)		17,535	17,535	17,535
	Instruments	Subordinated Debt (15.0%, Due 12/11)		10,502	10,502	10,502
		Preferred LLC Interest (1,000,000 units)	3.3%		1,001	1,001
R.R. Bowker, LLC (2)	Information Services	Senior Debt (11.4%, Due 12/08-12/09) (12)		16,650	16,650	16,650
Republic National Cabinet Corporation	Home Furnishings	Senior Debt (9.2%, Due 6/09) (12)		3,578	3,578	3,578
		Subordinated Debt (13.1%, Due 6/09) (12)		5,000	5,000	5,000
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.9%, Due 11/09) (12)		12,400	12,400	12,400
SCI Holdings, Inc	Communication Services	Subordinated Debt (11.5%, Due 11/12) (12)		7,500	7,500	7,500
Sheridan Healthcare, Inc.	Healthcare	Senior Debt (7.5%, Due 11/10) (12)		2,850	2,850	2,895
Sterigenics International, Inc.	Healthcare	Senior Debt (7.5%, Due 6/11) (12)		4,925	4,925	4,993
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.5%, Due 6/11) (12)		6,500	6,500	6,500
		Subordinated Debt (14.0%, Due 12/11) (12)		6,651	6,651	6,651
		Preferred Stock (10,000 shares)	13.3%		1,059	1,059
		Warrants to purchase Common Stock (expire 5/31/15)	100.0%		67	192
Survey Sampling International, LLC	Research	Senior Debt (7.3%, Due 5/11) (12)		3,911	3,911	3,943
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (11.6%, Due 4/11) (12)		12,000	12,000	12,000
SXC Health Solutions, Inc. (2)	Technology	Senior Debt (9.0%, Due 12/10) (12)		13,260	13,260	13,260
		Common Stock (1,111,100 shares)	1.9%		1,235	2,630
Talk America Holdings, Inc. (6)	Communications	Warrants to purchase Common Stock (expire 8/17/06-3/31/07)	0.7%		25	330
Team Express, Inc.	Specialty Retail	Senior Debt (10.7%, Due 12/09-12/10) (12)		13,364	13,364	13,364
		Subordinated Debt (15.0%, Due 6/11) (12)		7,108	7,108	7,108
Teleguam Holdings, LLC	Communications	Subordinated Debt (11.4%, Due 10/12)		20,000	20,000	20,000
Tippmann Sports, LLC	Leisure Goods	Senior Debt (10.3%, Due 6/09) (12)		6,550	6,550	6,550
Total Sleep Holdings, Inc. (2)	Healthcare	Subordinated Debt (14.0%, Due 9/11) (12)		22,220	22,220	22,220
U. S. I. Holdings Corporation	Insurance	Senior Debt (6.7%, Due 8/08) (12)		2,970	2,970	2,982
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest	0.8%		500	—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Percentage of Class Held on a Fully Diluted Basis (1)
				Principal	Cost	Fair Value
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (10.8%, Due 12/07-6/10) (12)		$10,350	$10,350	$10,350
		Convertible Preferred Subordinated Notes (12.0%, Due 6/15)	16.5%	1,062	1,062	1,062
Wicks Business Information, LLC	Publishing	Unsecured Notes (9.3%, Due 2/08)		215	215	215
Wiesner Publishing Company, LLC (2)	Publishing	Warrants to purchase membership interest in LLC (expire 6/30/12)	15.0%		406	1,723
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (11.9%, Due 6/11) (12)		6,000	6,000	6,180
WirelessLines II, Inc.	Communications	Senior Debt (8.0%, Due 4/07)		185	185	185
Total non-affiliate investments (represents 68.0% of total investments at fair value)					733,717	745,757
Total investments					1,117,257	1,097,560
Unearned income					(9,062)	(9,062)
Total investments net of unearned income					$1,108,195	$1,088,498
Call options written (included in other liabilities in the Consolidated Balance Sheets)
Metropolitan Telecommunications Holding Company (9)	Communications	Call options written			$575	$575

Total call options written					$575	$575

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedules of Investments (unaudited)

September 30, 2006 and December 31, 2005

(1)	The “percentage of class held on a fully diluted basis” represents the percentage of the class of security MCG may own assuming MCG exercises its warrants or options (whether or not they are in-the-money) and assuming that warrants, options or convertible securities held by others are not exercised or converted. MCG has not included any security which is subject to significant vesting contingencies. Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The percentage was calculated based on the most current outstanding share information available to us (i) in the case of private companies, provided by that company, and (ii) in the case of public companies, provided by that company’s most recent public filings with the SEC.
(2)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(4)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	In January 2005, MCG IH II, Inc., the sole owner of one of the Company’s majority-owned controlled portfolio companies, Bridgecom Holdings, Inc., completed a merger with and into BV-BC Acquisition Corporation, a wholly-owned subsidiary of Broadview Networks, Inc. The Company’s economic ownership in the new merged entity dropped below 50%; however, the Company retained greater than 50% of the voting control of the merged entity. Accordingly, our investment will continue to be reflected as a majority-owned control portfolio company.
(8)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(9)	In June 2005, MCG granted Metropolitan Telecommunication Holding Company an option to repurchase all of the warrants to purchase their common stock currently held by MCG at a specified price. This option expired on March 31, 2006.
(10)	In March 2006, I-55 Internet Services, Inc. merged with XFone, Inc.
(11)	In March 2006, a subsidiary of JupiterKagan, Inc., a majority-owned controlled portfolio company, purchased the JupiterResearch division of Jupitermedia Corporation. At December 31, 2005, Kagan Research, LLC was a consolidated subsidiary of MCG.
(12)	Some or all of this security has been pledged as collateral in one or more of MCG’s credit facilities. See Note 3 to the Consolidated Financial Statements.
(13)	In September 2006, Broadview Networks Holdings, Inc. (“Broadview”) acquired ATX Communications, Inc. (“ATX”). In connection with the acquisition of ATX, MCG converted its Broadview subordinated debt to Broadview preferred stock. See Note 2 to the Consolidated Financial Statements for more detail on the ATX acquisition and its impact on the Company’s investment in Broadview.
(14)	In August 2006, MCG sold 50.1% of its equity in Crystal Media Network, LLC (“Crystal Media”). As part of the same transaction, Crystal Media’s outstanding debt was paid off.
(15)	At September 30, 2006 MCG had a written call option outstanding on up to a 10% interest in Crystal Media. The option expires January 31, 2008.

See notes to consolidated financial statements

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share amounts)

Note 1—Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

MCG Capital Corporation (“MCG” or the “Company”) is a solutions-focused commercial finance company providing financing and advisory services to middle market, growth oriented companies throughout the United States. The Company is a non-diversified internally managed closed—end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

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

Interim consolidated financial statements of MCG are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC.

Taxable subsidiaries

The Company currently qualifies as a regulated investment company (a “RIC”) for federal income tax purposes, which allows it to avoid paying corporate income taxes on any income or gains that it distributes to its shareholders. The Company has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of the Company’s portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated with the Company for GAAP purposes, such that the Company’s consolidated financial statements reflect its investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass–through entities) and still satisfy the RIC tax requirement that at least 90% of the Company’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass–through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of investment income, it could jeopardize the ability of the Company to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. Where the LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however,

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

their income is taxed to the Taxable Subsidiaries and does not flow through to the Company, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in the Company’s Consolidated Statement of Operations.

Note 2—Investments

At September 30, 2006 and December 31, 2005, the Company’s investments consisted of the following:

	September 30, 2006		December 31, 2005
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$893,162	$885,948	$939,086	$934,036
Investments in equity securities	313,990	321,238	178,171	163,524

Total investments	1,207,152	1,207,186	1,117,257	1,097,560
Unearned income	(8,057)	(8,057)	(9,062)	(9,062)

Total investments net of unearned income	$1,199,095	$1,199,129	$1,108,195	$1,088,498

The composition of MCG’s investments as of September 30, 2006 and December 31, 2005, at cost, was as follows, excluding unearned income:

	September 30, 2006		December 31, 2005
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Secured senior debt	$404,413	33.5%	$544,449	48.7%
Subordinated debt
Secured	464,021	38.4	333,080	29.8
Unsecured	24,728	2.1	61,557	5.5
Preferred equity	283,008	23.4	146,905	13.1
Common equity/Common equity equivalents	30,982	2.6	31,266	2.9

Total	$1,207,152	100.0%	$1,117,257	100.0%

The composition of MCG’s investments as of September 30, 2006 and December 31, 2005, at fair value, was as follows, excluding unearned income:

	September 30, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Secured senior debt	$408,827	33.9%	$542,981	49.5%
Subordinated debt
Secured	452,566	37.5	329,498	30.0
Unsecured	24,555	2.0	61,557	5.6
Preferred equity	265,466	22.0	126,664	11.5
Common equity/Common equity equivalents	55,772	4.6	36,860	3.4

Total	$1,207,186	100.0%	$1,097,560	100.0%

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The Company’s debt instruments provide for a contractual interest rate generally ranging from approximately 8% to 20%, a portion of which may be deferred. At September 30, 2006, approximately 63% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 37% were at fixed rates. In addition, at September 30, 2006 approximately 32% of the loan portfolio, based on amounts outstanding at fair value, has floors of between 1.25% and 3.0% on the LIBOR base index. The Company’s loans have stated maturities at origination that generally range from 2 to 8 years. Customers typically pay an origination fee based on a percentage of the commitment amount and often pay a fee based on any undrawn commitments.

When one of the Company’s loans becomes 90 days or more past due, or if the Company otherwise does not expect the customer to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all past due principal and interest has been paid or otherwise restructured such that the interest income is determined to be collectible. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes loans on non-accrual status and loans greater than 60 days past due, at fair value, at September 30, 2006 and December 31, 2005:

	September 30, 2006			December 31, 2005
	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 60 days past due
On non-accrual status	$12,580	1.42%	1.04%	$3,218	0.34%	0.29%
Not on non-accrual status	1,927	0.22%	0.16%	13,553	1.45%	1.23%

Total loans greater than 60 days past due	$14,507	1.64%	1.20%	$16,771	1.79%	1.52%

Loans on non-accrual status
0 to 60 days past due	$13,422	1.51%	1.11%	$9,522	1.02%	0.87%
Greater than 60 days past due	12,580	1.42%	1.04%	3,218	0.34%	0.29%

Total loans on non-accrual status	$26,002	2.93%	2.15%	$12,740	1.36%	1.16%

Loans on non-accrual status or greater than 60 days past due	$27,929	3.15%	2.31%	$26,293	2.81%	2.39%

At September 30, 2006, the Company’s ten largest customers represented approximately 39.1% of the total fair value of the Company’s investments. These ten customers accounted for approximately 33.9% of the Company’s operating income during the nine months ended September 30, 2006. At September 30, 2006, approximately 27.7% of the Company’s portfolio at fair value was invested in companies in the communications industry, of which 20.5% were in competitive local exchange carriers, or CLECs. The Company’s two largest customers, Broadview Networks Holdings, Inc. (“Broadview”) and Cleartel Communications, Inc. (“Cleartel”) are CLEC’s. The Company’s remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies.

On September 29, 2006, Broadview completed the acquisition of ATX Communications, Inc. (“ATX”), an integrated communications provider serving business customers in the Mid-Atlantic region. Broadview financed the ATX acquisition using a portion of the proceeds from a $210,000 offering of 11 3/8% Senior Secured Notes due 2012, which were offered through Rule 144A under the Securities Act of 1933, as amended (the “Bond Offering”). The Bond Offering closed on August 23, 2006. At the time of the Bond Offering, the Company invested an additional $5,488 into Broadview and converted all of its subordinated debt investments, which had a fair value of approximately $51,114 (including $9,654 of payment-in-kind interest), to preferred equity.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

At September 30, 2006, the Company holds preferred stock in Broadview which had an aggregate fair value of $114,815. The preferred stock is convertible into common stock and represents a 58% ownership of the preferred stock and a 52% ownership interest on an as-if converted basis. As of September 30, 2006, the Company’s preferred stock investment entitles it to aggregate claims of approximately $230,800, prior to any claims by Broadview common shareholders. The Company is also entitled to accumulating dividends on its preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $230,800. Any amounts outstanding on the Bond Offering and Broadview’s $25,000 revolving credit facility from a third party, which Broadview also obtained during the third quarter of 2006, are payable prior to any payments of preferred claims. At September 30, 2006, the Company did not hold any debt investments in Broadview.

At September 30, 2006, the Company’s Broadview investment represented approximately 9.5% of the fair value of its total investments compared to 8.7% of the fair value of its total investments at December 31, 2005. Additionally, the Company’s investment in Broadview accounted for $6,849 and $15,462, or 16.8% and 13.6%, of its total operating income for the three months and nine months ended September 30, 2006, respectively, compared to $4,019 and $13,320, or 14.2% and 15.4%, of its total operating income for the three months and nine months ended September 30, 2005, respectively.

At September 30, 2006, Cleartel, the Company’s second largest customer and one of the Company’s control investments, represented approximately 7.7% of the fair value of the Company’s investments compared to 7.2% of the fair value of its investments at December 31, 2005. Additionally, the Company’s investment in Cleartel accounted for $1,325 and $3,452, or 3.2% and 3.0% , of its total operating income for the three and nine months ended September 30, 2006, respectively, compared to $861 and $2,738, or 3.0% and 3.2% of its total operating income for the three and nine months ended September 30, 2005, respectively.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The table below shows the composition of MCG’s portfolio by industry (excluding unearned income) at cost as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost (a)	Percentage of Total Portfolio
Communications – CLEC	$254,131	21.1%	$221,434	19.8%
Healthcare	100,356	8.3	89,533	8.0
Newspaper	93,129	7.7	112,646	10.1
Communications – Other	80,392	6.7	71,725	6.4
Publishing	70,365	5.8	86,308	7.7
Plastic Products	56,310	4.7	—	—
Business Services	51,625	4.3	22,225	2.0
Information Services	44,604	3.7	75,475	6.8
Laboratory Instruments	42,788	3.6	52,052	4.7
Home Furnishings	41,554	3.4	19,156	1.7
Broadcasting	38,302	3.2	36,859	3.3
Cable	36,249	3.0	33,275	3.0
Technology	35,950	3.0	58,894	5.3
DVD Rental	28,226	2.3	—	—
Education	26,606	2.2	19,337	1.7
Sporting Goods	26,596	2.2	—	—
Electronics	24,680	2.0	34,087	3.0
Drugs	23,058	1.9	28,717	2.6
Food Services	20,929	1.7	—	—
Retail	19,102	1.6	20,472	1.8
Auto Parts	17,023	1.4	17,003	1.5
Cosmetics	15,755	1.3	11,377	1.0
Leisure Activities	14,245	1.2	13,403	1.2
Car Rental	13,500	1.1	13,500	1.2
Photographic Studio	12,785	1.1	—	—
Other Media	1,791	0.1	32,773	2.9
Other (b)	17,101	1.4	47,006	4.3

Total	$1,207,152	100.0%	$1,117,257	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry breakdowns.
(b)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The table below shows the composition of MCG’s portfolio by industry (excluding unearned income) at fair value as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value (a)	Percentage of Total Portfolio
Communications – CLEC	$247,609	20.5%	$213,379	19.4%
Healthcare	104,066	8.6	91,040	8.4
Newspaper	94,065	7.8	112,826	10.3
Communications – Other	86,019	7.2	68,846	6.3
Plastic Products	56,310	4.7	—	—
Publishing	55,405	4.6	72,280	6.6
Business Services	51,167	4.2	22,225	2.1
Technology	43,814	3.6	66,103	6.0
Information Services	43,775	3.6	75,444	6.9
Laboratory Instruments	43,207	3.6	52,052	4.7
Home Furnishings	40,854	3.4	18,878	1.7
Broadcasting	39,724	3.3	31,953	2.9
Cable	36,249	3.0	33,275	3.0
Education	28,671	2.4	19,479	1.8
DVD Rental	28,226	2.3	—	—
Sporting Goods	26,596	2.2	—	—
Electronics	24,680	2.0	34,087	3.1
Drugs	23,058	1.9	28,717	2.6
Food Services	20,929	1.7	—	—
Retail	19,111	1.6	20,472	1.9
Auto Parts	17,162	1.4	17,003	1.5
Cosmetics	15,800	1.3	11,349	1.0
Leisure Activities	14,245	1.2	13,403	1.2
Car Rental	13,500	1.1	13,500	1.2
Photographic Studio	12,785	1.1	—	—
Other Media	2,973	0.3	33,876	3.1
Other (b)	17,186	1.4	47,373	4.3

Total	$1,207,186	100.0%	$1,097,560	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry breakdowns.
(b)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

Note 3—Borrowings

The following is a summary of the Company’s borrowings at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Facility amount	Amount outstanding	Facility amount	Amount outstanding
Unsecured Notes	$50,000	$50,000	$50,000	$50,000
Commercial Loan Trust 2005-2	—	—	250,000	159,181
Commercial Loan Trust 2006-2	200,000	67,436	—	—
Commercial Loan Funding Trust Facility	250,000	102,343	250,000	160,000
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	—	—	81,138	81,138
Series 2004-1 Class A-2 Asset Backed Bonds	—	—	31,500	31,500
Series 2004-1 Class B Asset Backed Bonds	—	—	43,500	43,500
Series 2004-1 Class C Asset Backed Bonds	—	—	15,800	15,800
Series 2006-1 Class A-1 Notes	106,250	106,250	—	—
Series 2006-1 Class A-2 Notes	50,000	44,900	—	—
Series 2006-1 Class A-3 Notes	85,000	15,000	—	—
Series 2006-1 Class B Notes	58,750	58,750	—	—
Series 2006-1 Class C Notes	45,000	45,000	—	—
Series 2006-1 Class D Notes	47,500	47,500	—	—
Revolving Unsecured Credit Facility	75,000	17,500	50,000	—

Total	$967,500	$554,679	$771,938	$541,119

All of the Company’s debt facilities, except the Revolving Unsecured Credit Facility and the Unsecured Notes, are funded through the Company’s bankruptcy remote, special purpose, wholly owned subsidiaries and, therefore, the assets of these subsidiaries may not be available to the Company’s creditors. In some cases, advances under the Company’s debt facilities are subject to certain other covenants, including having sufficient levels of collateral and various restrictions on which loans the Company may leverage as collateral. The Company borrows directly as well as indirectly through credit facilities maintained by its subsidiaries. For additional discussion of our credit facilities please refer to Note C in our 2005 Annual Report on Form 10K filed with the SEC on March 3, 2006.

Unsecured Notes. On October 11, 2005, the Company issued $50,000 of investment grade five-year unsecured notes in a private placement. The notes were rated “BBB-” by Fitch Ratings, Inc. and have a fixed interest rate of 6.73% per year payable semi-annually. Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”) acted as the placement agent for the issuance.

Commercial Loan Trust 2005-2. On June 9, 2005, the Company established, through MCG Commercial Loan Trust 2005-2, a $250,000 warehouse credit facility with Merrill Lynch Capital Corp. On April 18, 2006, this facility terminated in connection with the Company’s Term Securitization 2006-1. The warehouse credit facility allowed MCG Commercial Loan Trust 2005-2 to borrow up to $250,000 subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility was primarily secured by the assets of MCG Commercial Loan Trust 2005-2, including cash and commercial loans transferred by us to the trust. Under the terms of the credit and warehouse agreement, the loans could be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations, including the requirement that at least 50% of the overall warehouse facility amount be senior secured commercial loans. Advances under the facility bore interest based on LIBOR plus 0.75% and interest was payable monthly.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

Commercial Loan Trust 2006-2. On May 2, 2006 the Company established, through MCG Commercial Loan Trust 2006-2, a $200,000 warehouse credit facility with Merrill Lynch Capital Corp. The warehouse credit facility allows MCG Commercial Loan Trust 2006-2 to acquire up to $250,000 of commercial loans with borrowings of up to $200,000 subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2006-2, including the commercial loans purchased by the trust from the Company. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations. Up to 60% of the collateral in this warehouse facility may be non-senior secured loans, and the remaining 40% must be senior secured loans.

The Company uses this facility to fund the origination of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances. As of September 30, 2006 the Company had $67,436 outstanding under this facility.

Commercial Loan Funding Trust Facility. On November 10, 2004, the Company established, through MCG Commercial Loan Funding Trust, a $150,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper program administered by SunTrust Bank. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by the Company to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Through July 29, 2005, advances under the facility bore interest based on a commercial paper rate plus 1.15%.

On July 29, 2005, the Company amended the Commercial Loan Funding Trust Facility. Pursuant to this amendment, the total facility amount was increased from $150,000 to $250,000, the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95%, the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. On April 17, 2006 the Company amended this facility to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 35% to 50% and the inclusion of additional industry segments. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. During July 2006, the facility was renewed until July 27, 2007. As of September 30, 2006, the Company had $102,343 outstanding under this credit facility.

Term Securitization 2004-1. On September 30, 2004, the Company established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397,700 of loans. The facility was secured by all of the 2004-1 Trust’s commercial loans and cash in securitization accounts. On July 20, 2006, the Company repaid the 2004-1 Notes using approximately $61,868 of cash from the Commercial Loan Trust 2004-1 and its Commercial Loan Trust 2006-1 securitization and $15,000 of new borrowings from its Commercial Loan Trust 2006-1 securitization. This facility was scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2, Class B and Class C Notes.

The 2004-1 Trust issued $250,500 of Class A-1 Notes rated Aaa/AAA, $31,500 of Class A-2 Notes rated Aa1/AAA, $43,500 of Class B Notes rated A2/A and $15,800 of Class C Notes rated Baa2/BBB as rated by Moody’s and Fitch, respectively. On June 1, 2005, the Company sold the Class C securities, which had

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

previously been retained by the Company. The Series 2004-1 Class A-1 Notes, Class A-2 Notes, Class B Notes and Class C Notes bore interest of LIBOR plus 0.43%, 0.65%, 1.30%, and 2.50%, respectively.

Commercial Loan Trust 2006-1. On April 18, 2006, the Company completed a $500,000 debt securitization through MCG Commercial Loan Trust 2006-1, its wholly owned subsidiary. The 2006-1 Trust issued $106,250 of Class A-1 Notes rated AAA / Aaa, $50,000 of Class A-2 Notes rated AAA / Aaa, $85,000 of Class A-3 Notes rated AAA / Aaa, $58,750 of Class B Notes rated AA / Aa2, $45,000 of Class C Notes rated A / A2 and $47,500 of Class D Notes rated BBB / Baa2 as rated by Moody’s and S&P, respectively. The Series 2006-1 Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class B Notes, Class C Notes and Class D Notes bear interest of LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%, respectively.

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes and are required to be drawn by April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $417,733 as of September 30, 2006, which were purchased by the trust from the Company. Additional commercial loans will be purchased by the trust from the Company primarily using the proceeds from the Class A-3 delayed draw notes and the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of September 30, 2006, a total of $317,400 of these notes were outstanding.

Revolving Unsecured Credit Facility. This facility was established on September 20, 2005 as a result of an amendment to the Company’s Senior Secured Credit facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). Pursuant to that amendment the facility was no longer secured by the Company’s assets and was committed up to $50,000. On June 19, 2006, the Company made a second amendment to this facility. Pursuant to this amendment, the aggregate revolving commitment amount under this credit facility was increased from $50,000 to $60,000, the maturity date was extended from September 19, 2006 to June 18, 2007, and an additional lender was added to this facility. HVB maintained its $50,000 commitment, and the additional $10,000 was committed by Chevy Chase Bank. Other minor modifications were also made to this facility. On August 7, 2006, the Company again amended this facility. Pursuant to this amendment, the aggregate revolving commitment amount under this credit facility was increased from $60,000 to $75,000, and an additional lender was added to this facility. HVB and Chevy Chase Bank maintained their $50,000 and $10,000 commitments, respectively, and the additional $15,000 was committed by Sovereign Bank. As of September 30, 2006, the Company had $17,500 outstanding under this credit facility.

This credit facility is unsecured and is committed up to $75,000 on a revolving basis. In addition, this Revolving Unsecured Credit Facility allows for additional lenders with HVB acting as the agent. Advances under this credit facility bear interest at LIBOR plus 2.00% or the prime rate plus 0.50%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, and minimum cash net investment income. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The weighted average borrowings and the weighted average interest rate on all of the Company’s borrowings, including amortization of deferred debt issuance costs and commitment fees, for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average borrowings	$498,353	$398,283	$506,720	$426,680
Weighted average interest rate on borrowings	7.7%	5.5%	7.1%	4.7%

The weighted average interest rate on borrowings for the three and nine months ended September 30, 2006 includes approximately $1,173 of deferred debt issuance cost-amortization associated with the Company’s Series 2004-1 Notes which were redeemed during the quarter ended September 30, 2006.

Borrowings outstanding, by interest rate benchmark, as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
90-day LIBOR	$402,336	$331,119
Commercial paper rate	102,343	160,000
Fixed rate	50,000	50,000

	$554,679	$541,119

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

In accordance with FAS 123R, the Company recognizes compensation cost related to share based awards that are expected to vest. The Company uses its historical forfeiture rate as a basis for its estimate of awards that will vest. The grant date is generally the date on which MCG and the employee reach a mutual understanding of the key terms and conditions of a share based award. The grant date fair value of the restricted share awards is based on the closing price of the Company’s common stock as reported on the Nasdaq market on that date. For those awards subject to service conditions, the Company uses the straight line method over the entire service period.

In 2001, MCG terminated its stock option plan and the option grants made thereunder. In connection with the termination of its stock option plan, MCG issued approximately 1,540 shares of restricted stock. During June 2006, the 2006 Employee Restricted Stock Plan (“2006 Plan”) and the 2006 Non-employee Restricted Stock Plan (“2006 Non-employee Plan”) were approved by the Company’s shareholders. The Company may issue up to 3,500 shares under the 2006 Plan and up to 100 shares under the 2006 Non-employee Plan. Awards granted under these plans may be subject to service, performance, or market conditions as specified in the award agreements.

On September 18, 2006 the Company executed certain new and amended employment agreements with certain executives. Pursuant to these agreements, these executives will receive restricted share awards under the 2006 Plan, 400 of which are based on continued employment with the Company and 200 of which are based on both continued employment and certain performance conditions to be established by the Board of Directors. The 400 shares stated in

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

these agreements that are subject only to the service condition of continued employment with the Company vest quarterly or annually from December 31, 2006 through December 31, 2009. The 200 shares stated in these agreements that are subject to both continued employment and certain performance conditions vest ratably each February 28 from 2007 to 2010. The shares subject to both service conditions and performance conditions are not yet considered granted under FAS 123R because the performance conditions have not yet been established. Therefore, the Company has not recorded any compensation expense related to these 200 shares and these 200 shares are not reflected in the summary table shown below or the total unrecognized compensation cost disclosed below.

The following table summarizes the Company’s restricted stock award activity during the nine months ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2006	206	$17.01
Granted	400	16.27
Vested	(132)	17.01
Forfeited/expired	—	—

Non-vested at September 30, 2006	474	16.39

During the three months ended September 30, 2006 and 2005, the Company recognized compensation expense related to share-based awards in the amount of $1,249 and $2,096, respectively. During the nine months ended September 30, 2006 and 2005, the Company recognized compensation expense related to share-based awards in the amount of $3,481 and $5,422, respectively. Compensation expense related to share based awards for the three and nine months ended September 30, 2006 includes a charge of $713 related to the accelerated vesting of certain restricted shares held by our former CEO. At September 30, 2006, $7,544 of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted average remaining requisite service period of approximately 2.7 years.

At September 30, 2006, all the unvested restricted share awards carried non-forfeitable dividend rights to the holder of the restricted shares. Dividends paid on restricted shares that vest are charged to retained earnings while dividends paid on restricted shares that do not vest are charged to compensation expense.

Note 5—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic
Net income	$22,116	$16,695	$71,428	$49,633
Weighted average common shares outstanding	53,281	49,560	53,236	47,287
Earnings per common share-basic	$0.42	$0.34	$1.34	$1.05
Diluted
Net income	$22,116	$16,695	$71,428	$49,633
Weighted average common shares outstanding	53,281	49,560	53,236	47,287
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	—	3	—	28

Weighted average common shares and common stock equivalents	53,281	49,563	53,236	47,315
Earnings per common share-diluted	$0.42	$0.34	$1.34	$1.05

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

For purposes of calculating earnings per common share, unvested restricted common shares are included in diluted earnings per common share using the treasury stock method to the extent these shares are dilutive.

Note 6—Income Tax Provision

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

During the nine months ended September 30, 2006, the Company recorded a provision for income taxes of $3,569 primarily related to the unrealized gains on one of our investments, that if ultimately realized will result in taxable income of approximately $8,595.

Note 7—Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2006, and 2005:

	2006	2005
Per share data:
Net asset value at beginning of period (a)	$12.48	$12.22

Net operating income before investment gains and losses (b)	1.12	0.93
Net realized (losses) gains on investments (b)	(0.08)	0.44
Net change in unrealized appreciation (depreciation) on investments (b)	0.37	(0.31)
Provision for income taxes on investment gains	(0.07)	—

Net income	1.34	1.06

Distributions from net investment income	(1.26)	(1.26)
Effect on distributions of stock offerings after record dates (c)	—	0.04
Effect of distributions recorded as compensation expense (b)	0.02	0.03

Net decrease in stockholders’ equity resulting from distributions	(1.24)	(1.19)

Net increase in stockholders’ equity from reduction in stockholder loans	0.05	—
Issuance of shares	—	3.16
Dilutive effect of share issuances and unvested restricted stock (d)	—	(2.91)
Net increase in stockholders’ equity from restricted stock amortization (b)	0.04	0.08

Net increase in stockholders’ equity relating to share issuances	0.09	0.33

Net asset value at end of period (a)	$12.67	$12.42

Per share market value at end of period	$16.33	$16.87
Total return (e)	20.56%	5.84%
Shares outstanding at end of period	53,382	49,920

Ratio/Supplemental data:
Net assets at end of period	$676,604	$620,108
Ratio of operating expenses to average net assets (annualized)	10.89%	9.72%
Ratio of net operating income to average net assets (annualized)	12.03%	9.94%

(a)	Based on total shares outstanding.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

(b)	Based on average shares outstanding.
(c)	The effect on distributions of stock offerings after record dates represents the effect on net asset value of issuing additional shares after the record date of a distribution.
(d)	The Dilutive effect of share issuances and unvested restricted stock represents the effect of shares issued during the period and the effect of the lapsing of forfeiture provisions on restricted stock on earnings per share.
(e)	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

Note 8—Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective January 1, 2007. The Company is currently evaluating the impact of FIN No. 48 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.

Note 9—Subsequent Events

During October 2006, the Company raised approximately $72,450 of gross proceeds by selling 4,600 shares of newly issued common stock.

During October 2006, the Company’s second largest portfolio company, Cleartel Communications, Inc. (“Cleartel”), a competitive local exchange carrier (“CLEC”), acquired Supra Telecom, a Florida-based CLEC. As of September 30, 2006, the Company held subordinated debt with a fair value of $52,131 and preferred equity with a fair value of $40,684. In conjunction with this acquisition, the Company invested an additional $18,100 in Cleartel in the form of subordinated debt and restructured its existing debt investments in Cleartel by extending the maturity dates and modifying the interest rates.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of September 30, 2006, including the consolidated schedule of investments, and the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2006 and 2005, the consolidated statements of changes in net assets, cash flows, and financial highlights for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

October 27, 2006

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

Overview

MCG Capital Corporation is a solutions-focused commercial finance company providing financing and advisory services to middle market, growth oriented companies throughout the United States. We primarily make secured debt, unsecured debt, and equity investments in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $25 million, which we refer to as “middle market” companies. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We primarily acquire new customers directly through our contacts with owner operators and other investors, such as private equity sponsors.

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

Portfolio Composition and Investment Activity

The total portfolio value of our investments, exclusive of unearned income, was $1,207.2 million and $1,097.6 million at September 30, 2006 and December 31, 2005, respectively. During the nine months ended September 30, 2006, we originated investments in 13 portfolio companies (some of which were new customers and some of which were existing customers) and made advances to existing customers pursuant to contractual terms. Our gross originations and advances totaled $262.5 million and $467.8 million during the three and nine months ended September 30, 2006, respectively. During the nine months ended September 30, 2006, the total value of newly originated investments, additional investments in existing portfolio companies, accrual of payment-in-kind interest and dividends, and unrealized appreciation on investments, net of sales and repayments of securities, resulted in a $109.6 million increase in the total portfolio value of our investments, exclusive of unearned income.

Total portfolio investment activity (exclusive of unearned income) for the nine months ended September 30, 2006 was as follows:

(dollars in millions)
Investment portfolio at December 31, 2005	$1,097.6
Originations and advances	467.8
Gross payments/reductions/sales of securities	(373.3)
Net unrealized gains	14.2
Net realized losses	(4.4)
Reversals of unrealized depreciation	5.3

Investment portfolio at September 30, 2006	$1,207.2

During the nine months ended September 30, 2006, our gross originations and advances included:

Secured senior debt	$139.2
Subordinated debt
Secured	178.0
Unsecured	5.7
Preferred equity	136.9
Common/Common equivalents equity	8.0

Total	$467.8

During the nine months ended September 30, 2006, our gross payments, reductions, and sales of equity securities by asset class were as follows:

Secured senior debt	$258.4
Subordinated
Secured	57.8
Unsecured	51.1
Preferred equity	1.2
Common/Common equivalents equity	4.8

Total	$373.3

During the nine months ended September 30, 2006, gross originations and advances and gross repayments and sales of equity securities by asset class included $51.1 million of Broadview unsecured debt which was converted to preferred equity during the third quarter 2006.

During the nine months ended September 30, 2006, our gross payments, reductions, and sales of equity securities included:

Principal repayments	$167.3
Secured senior loan sales	114.1
Scheduled principal amortization	75.8
Payments on accrued PIK interest and dividends	11.3
Sales of equity securities	4.8

Total	$373.3

The majority of our secured senior loan sales during the nine months ended September 30, 2006 were due to our efforts to reduce the percentage of the portfolio that is comprised of secured senior debt.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2006 and December 31, 2005 (excluding unearned income):

	September 30, 2006		December 31, 2005
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Secured Senior Debt	$408.8	33.9%	$543.0	49.5%
Subordinated debt
Secured	452.6	37.5	329.5	30.0
Unsecured	24.5	2.0	61.6	5.6
Preferred equity	265.5	22.0	126.7	11.5
Common/Common equivalents equity	55.8	4.6	36.8	3.4

Total	$1,207.2	100.0%	$1,097.6	100.0%

During the nine months ended September 30, 2006, we continued to reduce the percentage of our portfolio that is comprised of secured senior debt. We accomplished this through specific reductions in our secured senior debt investments, and through the origination of more subordinated debt and equity investments. During the nine months ended September 30, 2006, our increase in equity investments was driven by the increase in our investments in control companies. At September 30, 2006, our control investments totaled approximately $484.6 million, compared to approximately $305.6 million at December 31, 2005. Another component of the increase in equity investments during the nine months ended September 30, 2006 was the conversion of our subordinated unsecured debt in Broadview to preferred shares in Broadview. At September 30, 2006, approximately $217.3 million, or 67%, of our equity investments had been held by us for 2 years or less, and approximately $296.1 million, or 92%, of our equity investments had been held by us for 3 years or less.

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2006 and December 31, 2005 (excluding unearned income):

	September 30, 2006		December 31, 2005
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value (a)	Percentage of Total Portfolio
Communications – CLEC (competitive local exchange carriers)	$247.6	20.5%	$213.4	19.4%
Healthcare	104.1	8.6	91.1	8.4
Newspaper	94.1	7.8	112.8	10.3
Communications – Other	86.0	7.2	68.8	6.3
Plastic Products	56.3	4.7	—	—
Publishing	55.4	4.6	72.3	6.6
Business Services	51.2	4.2	22.2	2.1
Information Services	43.8	3.6	75.4	6.9
Technology	43.8	3.6	66.1	6.0
Laboratory Instruments	43.2	3.6	52.1	4.7
Home Furnishings	40.8	3.4	18.9	1.7
Broadcasting	39.7	3.3	31.9	2.9
Cable	36.2	3.0	33.3	3.0
Education	28.7	2.4	19.5	1.8
DVD Rental	28.2	2.3	—	—
Sporting Goods	26.6	2.2	—	—
Electronics	24.7	2.0	34.1	3.1
Drugs	23.1	1.9	28.7	2.6
Food Services	20.9	1.7	—	—
Retail	19.1	1.6	20.5	1.9
Auto Parts	17.2	1.4	17.0	1.5
Cosmetics	15.8	1.3	11.3	1.0
Leisure Activities	14.2	1.2	13.4	1.2
Car Rental	13.5	1.1	13.5	1.2
Photographic Studio	12.8	1.1	—	—
Other Media	3.0	0.3	33.9	3.1
Other (b)	17.2	1.4	47.4	4.3

	$1,207.2	100.0%	$1,097.6	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry breakdowns.
(b)	No individual industry within this category exceeds 1%.

At September 30, 2006, our ten largest customers represented approximately 39.1% of the total fair value of our investments. These ten customers accounted for approximately 33.9% of our operating income during the nine months ended September 30, 2006. At September 30, 2006, approximately 27.7% of our portfolio at fair value was invested in companies in the communications industry, of which 20.5% were in CLECs. Our two largest customers, Broadview Networks Holdings, Inc. (“Broadview”) and Cleartel Communications, Inc. (“Cleartel”) are CLEC’s. Our remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2006 and December 31, 2005:

(dollars in millions)
	September 30, 2006		December 31, 2005
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$671.8	55.7%	$459.0	(a)	41.8%
2	308.2	25.5	429.9		39.2
3	135.1	11.2	128.0		11.7
4	91.1	7.5	77.4		7.0
5	1.0	0.1	3.3		0.3

	$1,207.2	100.0%	$1,097.6		100.0%

(a)	Of this amount, $16.7 million at December 31, 2005 related to debt instruments in companies for which we had already realized a gain through the sale of equity instruments. While these debt instruments were still outstanding at December 31, 2005, all of the related equity instruments had already been sold at a gain and, therefore, we did not expect any further realized gain.

When one of our loans becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all past due principal and interest has been paid or otherwise restructured such that the interest income is determined to be collectible. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes loans on non-accrual status and loans greater than 60 days past due, at fair value, at September 30, 2006 and December 31, 2005:

	September 30, 2006			December 31, 2005
(dollars in millions)	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 60 days past due
On non-accrual status	$12.6	1.42%	1.04%	$3.2	0.34%	0.29%
Not on non-accrual status	1.9	0.22%	0.16%	13.6	1.45%	1.23%

Total loans greater than 60 days past due	$14.5	1.64%	1.20%	$16.8	1.79%	1.52%

Loans on non-accrual status
0 to 60 days past due	$13.4	1.51%	1.11%	$9.5	1.02%	0.87%
Greater than 60 days past due	12.6	1.42%	1.04%	3.2	0.34%	0.29%

Total loans on non-accrual status	$26.0	2.93%	2.15%	$12.7	1.36%	1.16%

Loans on non-accrual status or greater than 60 days past due	$27.9	3.15%	2.31%	$26.3	2.81%	2.39%

The increase in loans on non-accrual status from $12.7 million at December 31, 2005 to $26.0 million at September 30, 2006 is primarily due to two portfolio companies that we placed on non-accrual status during the nine months ended September 30, 2006.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and 2005

The following table shows the components of our net income for the three months ended September 30, 2006 and 2005:

(dollars in millions)	2006	2005	Change	Percentage Change
Operating income
Interest and dividend income	$33.3	$24.3	$9.0	37%
Loan fees	1.1	1.6	(0.5)	(31%)

Total interest and dividend income	34.4	25.9	8.5	33%
Advisory fees and other income	6.5	2.4	4.1	171%

Total operating income	40.9	28.3	12.6	45%

Operating expenses
Interest expense	9.8	5.6	4.2	75%
Employee compensation:
Salaries and benefits	6.7	5.2	1.5	29%
Long-term incentive compensation	1.2	2.1	(0.9)	(43%)

Total employee compensation	7.9	7.3	0.6	8%

General and administrative expense	3.1	2.5	0.6	24%

Total operating expenses	20.8	15.4	5.4	35%

Net operating income before investment gains and provision for income taxes on investment gains	20.1	12.9	7.2	56%

Net investment gains before income taxes on investment gains	2.0	3.8	(1.8)	(47%)

Provision for income taxes on investment gains	—	—	—	—

Net income	$22.1	$16.7	$5.4	32%

Total Operating Income

Total operating income includes interest and dividend income, loan fees and fees and other income. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Dividend income results from dividends earned on our equity investments or from dividends declared and paid by our portfolio companies. Dividend income will vary from period to period depending upon the level of yield on our equity investments and the amount of equities outstanding, as well as the value of the underlying securities.

The increase of $9.0 million in interest and dividend income for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, is due to an increase in LIBOR, which had an impact of $3.6 million, growth in the size of our loan portfolio, which had an impact of $2.7 million, an increase in dividend income, primarily attributable to an increase in dividends declared by our portfolio companies and an increase in accruing preferred dividends, which had an impact of $3.1 million, partially offset by a decrease in the spread to LIBOR in our loan portfolio which had an impact of ($0.4) million. The majority of the decrease in the spread to LIBOR in our loan portfolio is related to holding fixed rate loans in a rising interest rate environment as well as fluctuations due to payoff and origination activity.

On September 29, 2006, Broadview Networks Holdings, Inc. (“Broadview”), a competitive local exchange carrier and our largest portfolio company, completed the acquisition of ATX Communications, Inc. (“ATX”), an integrated communications provider serving business customers in the Mid-Atlantic region. Broadview financed the ATX acquisition using a portion of the proceeds from a $210.0 million offering of 11 3/8% Senior Secured Notes due 2012, which were offered through Rule 144A under the Securities Act of 1933, as amended (the “Bond Offering”). The Bond Offering closed on August 23, 2006. At the time of the Bond Offering, we invested an additional $5.5 million into Broadview and converted all of our subordinated debt investments, which had a fair value of approximately $51.1 million to preferred equity.

As a result of the transactions discussed above, we hold preferred stock in Broadview which had an aggregate fair value of $114.8 million at September 30, 2006. The preferred stock is convertible into common stock and represents a 58% ownership of the preferred stock and a 52% ownership interest on an as-if converted basis. As of September 30, 2006, our preferred stock investment entitles us to aggregate claims of approximately $230.8 million, prior to any claims by Broadview common shareholders. We are also entitled to accumulating dividends on our preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $230.8 million. In future periods, our ability to recognize income related to the accumulating dividends on our preferred stock will be dependent upon the performance and value of Broadview. Any amounts outstanding on the Bond Offering and Broadview’s $25.0 million revolving credit facility from a third party, which Broadview also obtained during the third quarter of 2006, are payable prior to any payments of preferred claims. We currently do not hold any debt investments in Broadview.

At September 30, 2006, our Broadview investment represented approximately 9.5% of the fair value of our total investments compared to 8.7% of the fair value of our total investments at December 31, 2005. Additionally, our investment in Broadview accounted for $6.8 million, or 16.8%, of our total operating income for the three months ended September 30, 2006, compared to $4.0 million, or 14.2%, of our operating income for the three months ended September 30, 2005.

Based upon our current investments in Broadview, our future earnings from this investment will all be in the form of accumulating dividend income. These dividends are not payable in cash on a current basis and our ability to recognize these dividends as income on an ongoing basis will be dependent upon the performance and value of Broadview. Further, because accumulating dividends are typically not considered as part of taxable income until they are received in cash, it is possible that our GAAP earnings may exceed our taxable earnings by a significant amount until such time as this investment is liquidated.

At September 30, 2006, Cleartel, our second largest customer and one of our control investments, represented approximately 7.7% of the fair value of our investments compared to 7.2% of the fair value of our investments at December 31, 2005. Additionally, our investment in Cleartel accounted for $1.3 million, or 3.2%, of our total operating income for the three months ended September 30, 2006, compared to $0.8 million, or 3.0% of our total operating income for the three months ended September 30, 2005.

Loan fees for the three months ended September 30, 2006 and 2005, included fees relating to the following:

(dollars in millions)	2006	2005
Amortizing fee income	$0.6	$0.7
Fee accelerations	0.5	0.9

Total loan fees	$1.1	$1.6

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

The total yield on our debt portfolio at fair value for the three months ended September 30, 2006 and 2005 was 12.7% and 11.6%, respectively. The average LIBOR for the three months ended September 30, 2006 was 5.4%, an increase of 1.6% from 3.8% for the three months ended September 30, 2005. The average spread to LIBOR for the three months ended September 30, 2006 was 7.3%, a decrease of approximately 0.5% from 7.8% for the three months ended September 30, 2005, primarily due to an increase in the level of fixed rate loans as well as a decrease in amortizing fee income and fee accelerations.

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Advisory fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The increase in fees and other income of $4.1 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily due to increases in equity structuring fees of $3.5 million, advisory and management fees of $1.0 million and prepayment fees of $1.0 million, partially offset by decreases in research fees of ($1.3) million due to the deconsolidation of Kagan Research, LLC effective January 1, 2006, and bank interest income of ($0.1) million.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, is primarily attributable to an increase of $1.9 million due to increases in LIBOR, an increase of $0.9 million due to increases in the spread to LIBOR, and an increase of $1.4 million due to higher average borrowings. Of the $0.9 million increase due to increases in the spread to LIBOR, $0.6 million is attributable to the amortization of deferred debt issuance costs. The increase in deferred debt issuance cost amortization is primarily attributable to the expenses associated with the redemption of our Series 2004-1 Notes during the quarter ending September 30, 2006.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and long-term incentive compensation. The increase in salaries and benefits expense of $1.5 million during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is primarily due to $1.5 million of severance costs related to our former CEO, and increased variable annual incentive compensation, partially offset by a decrease due to the deconsolidation of Kagan Research, LLC. Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and 2006 and dividends on certain restricted shares and shares securing employee loans. Long-term incentive compensation decreased $0.9 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to a fewer number of restricted shares vesting during the three months ended September 30, 2006 compared to the three months ended September 30, 2005, partially offset by a charge of $0.7 million related to the accelerated vesting of certain restricted shares held by our former CEO.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses increased approximately $0.6 million during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to professional fees of approximately $1.0 million incurred in conjunction with the independent review of certain tax withholding reimbursements and loan repayments by certain current and former executive officers, as previously disclosed, partially offset by the deconsolidation of Kagan Research, LLC.

Net Operating Income Before Investment Gains and Losses and Provision For Income Taxes on Investment Gains

Net operating income before investment gains and losses and provision for income taxes on investment gains (NOI) for the three months ended September 30, 2006 totaled $20.1 million, an increase of approximately $7.2 million compared with $12.9 million for the three months ended September 30, 2005. This increase is due to the items discussed above. During the three months ended September 30, 2005, our wholly owned subsidiary, Kagan Research, LLC, accounted for losses of ($0.8) million. Effective January 1, 2006, Kagan Research, LLC no longer qualifies to be a consolidated subsidiary of the Company.

Net Investment Gains and Losses Before Income Taxes on Investment Gains

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended September 30, 2006:

(dollars in thousands)
Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/(Loss)
Crystal Media Network, LLC	Broadcasting	Control	$(2,245)	$—	$2,561	$316
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	1,343	—	1,343
Fawcette Technical Publications Holding	Publishing	Control	—	(462)	—	(462)
Jupitermedia Corporation	Information Services	Non-affiliate	—	(644)	—	(644)
Quantum Medical Holdings, LLC	Laboratory Instruments	Non-affiliate	—	420	—	420
Midwest Tower Partners, LLC	Communications	Control	—	(865)	—	(865)
National Product Services, Inc.	Business Services	Control	—	(1,143)	—	(1,143)
dick clark productions, inc.	Broadcasting	Non-affiliate	—	3,541	—	3,541
Other			2	(453)	(26)	(477)

Total			$(2,243)	$1,737	$2,535	$2,029

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended September 30, 2005:

(dollars in thousands)
Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/(Loss)
Boucher Communications, Inc.	Publishing	Non-affiliate	$930	$—	$(409)	$521
nii communications, inc.	Communications	Non-affiliate	900	—	(901)	(1)
National Systems Integration, Inc.	Security Alarm	Control	(5,177)	—	5,319	142
Working Mother Media, Inc.	Publishing	Control	—	843	—	843
Telecomm South, LLC	Communications	Control	—	638	—	638
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	866	—	866
Superior Publishing Corporation	Newspaper	Control	—	(1,029)	—	(1,029)
On Target Media, LLC	Publishing	Affiliate	—	925	—	925
Midwest Tower Partners, LLC	Communications	Control	—	(1,818)	—	(1,818)
Jenzabar, Inc.	Technology	Non-affiliate	—	5,019	—	5,019
Fawcette Technical Publications Holding	Publishing	Control	—	(1,226)	—	(1,226)
Crystal Media Network, LLC	Broadcasting	Control	—	(1,170)	—	(1,170)
Other			71	183	(156)	98

Total			$(3,276)	$3,231	$3,853	$3,808

Net investment gains before income taxes on investment gains totaled $2.0 million for the three months ended September 30, 2006, compared to $3.8 million for the three months ended September 30, 2005. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the tables above. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

Provision for Income Taxes on Investment Gains

Through September 30, 2006, we recorded a $3.6 million provision for income taxes. This tax provision is primarily related to unrealized gains on one of our investments, which, if ultimately realized will result in a taxable income of approximately $8.6 million.

Net Income

Net income totaled $22.1 million for the three months ended September 30, 2006, compared to $16.7 million for the three months ended September 30, 2005. The increase in net income is due to the items discussed above.

Comparison of the Nine Months Ended September 30, 2006 and 2005

The following table shows the components of our net income for the nine months ended September 30, 2006, and 2005:

(dollars in millions)	2006	2005	Change	Percentage Change
Operating income
Interest and dividend income	$95.6	$69.0	$26.6	39%
Loan fees	4.6	8.4	(3.8)	(45%)

Total interest and dividend income	100.2	77.4	22.8	29%
Advisory fees and other income	13.5	9.2	4.3	47%

Total operating income	113.7	86.6	27.1	31%
Operating expenses
Interest expense	27.4	15.2	12.2	80%
Employee compensation:
Salaries and benefits	16.2	14.4	1.8	13%
Long-term incentive compensation	3.5	5.4	(1.9)	(35%)

Total employee compensation	19.7	19.8	(0.1)	(1%)
General and administrative expense	6.9	7.8	(0.9)	(12%)

Total operating expenses	54.0	42.8	11.2	26%

Net operating income before investment gains and provision for income taxes on investment gains	59.7	43.8	15.9	36%
Net investment gains before income taxes on investment gains	15.3	5.8	9.5	164%
Provision for income taxes on investment gains	(3.6)	—	(3.6)	100%

Net income	$71.4	$49.6	$21.8	44%

Total Operating Income

The increase of $26.6 million in interest and dividend income for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, is due to an increase in LIBOR, which had an impact of $11.6 million, growth in the size of our loan portfolio, which had an impact of $9.9 million, and an increase in dividend income, primarily attributable to an increase in dividends declared by our portfolio companies and an increase in accruing preferred dividends, which had an impact of $5.7 million. These increases were partially offset by a decrease in the spread to LIBOR in our loan portfolio, which had an impact of ($0.6) million. The majority of the decrease in the spread to LIBOR in our loan portfolio is related to holding fixed rate loans and loans with LIBOR floors in a rising interest rate environment, as well as fluctuations due to payoff and origination activity. During the nine months ended September 30, 2006, we recognized approximately $1.7 million of previously unaccrued paid-in-kind (PIK) interest that was paid in cash by one of our portfolio companies.

Our investment in Broadview accounted for approximately $15.5 million, or 13.6%, of our total operating income for the nine months ended September 30, 2006, compared to $13.3 million, or 15.4%, of our total operating income for the nine months ended September 30, 2005. Our operating income related to Broadview was comprised of interest and dividends on our loan and equity investments. See our discussion of the three months ending September 30, 2006 for more information on our investment in Broadview, including a discussion of Broadview’s recent acquisition of ATX and its impact on our investment in Broadview. Our investment in Cleartel accounted for approximately $3.5 million, or 3.0% of our total operating income for the nine months ended September 30, 2006, compared to $2.7 million, or 3.2% for the nine months ended September 30, 2005.

Loan fees for the nine months ended September 30, 2006 and 2005, included fees relating to the following:

(dollars in millions)	2006	2005
Amortizing fee income	$2.0	$3.0
Fee accelerations	2.6	5.4

Total loan fees	$4.6	$8.4

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we accelerate the recognition into loan fee income of previously unamortized loan origination fees. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. The decrease in amortizing fee income for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is primarily related to having a higher component of equity in our asset origination mix.

The total yield on our debt portfolio at fair value for the nine months ended September 30, 2006 and 2005 was 12.8% and 11.9%, respectively. The average LIBOR for the nine months ended September 30, 2006 was 5.1%, an increase of 1.8% from 3.3% for the nine months ended September 30, 2005. The average spread to LIBOR for the nine months ended September 30, 2006 was 7.7%, a decrease of approximately 0.9% from 8.6% for the nine months ended September 30, 2005, primarily due to an increase in the level of fixed rate loans as well as a decrease in amortizing fee income and fee accelerations.

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, prepayment fees, research revenues, bank interest and other income. Advisory fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The increase in fees and other income of $4.3 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily due to increases in equity structuring fees of $3.5 million, advisory and management fees of $1.3 million, prepayment fees of approximately $2.8 million and bank interest of $0.5 million, partially offset by a decrease in research fees of ($3.8) million due to the deconsolidation of Kagan Research, LLC effective January 1, 2006.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, is primarily attributable to an increase of $6.8 million due to increases in LIBOR, an increase of $2.6 million due to increases in the spread to LIBOR, and an increase of $2.8 million due to higher average borrowings. Of the $2.6 million increase due to increases in the spread to LIBOR, $1.5 million is attributable to an increase in the amortization of deferred debt issuance costs. The increase in deferred debt issuance cost amortization is primarily attributable to $1.2 million of amortization related to our Series 2004-1 Notes, which were redeemed during the nine months ended September 30, 2006, and to loan repayments, which, in certain instances, require us to accelerate amortization of deferred debt issuance costs.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and long-term incentive compensation. The increase in salaries and benefits expense during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is primarily due to $1.5 million of severance costs related to our former CEO, and increased variable annual incentive compensation, partially offset by a decrease due to the deconsolidation of Kagan Research, LLC. Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and 2006 and dividends on certain restricted shares and shares securing employee loans. Long-term incentive compensation decreased $1.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to a fewer number of restricted shares vesting during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, partially offset by additional compensation cost related to the extension of certain non-executive level employee loans which are collateralized by restricted stock and by a charge of $0.7 million related to the accelerated vesting of certain restricted share awards held by our former CEO.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses decreased approximately $0.9 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to the deconsolidation of Kagan Research LLC, partially offset by professional fees of approximately $1.0 million incurred in conjunction with the independent review of certain tax withholding reimbursements and loan repayments by our current and former executive officers, as previously disclosed.

Net Operating Income Before Investment Gains and Losses and Provision for Income Taxes on Investment Gains

Net operating income before investment gains and losses and provision for income taxes on investment gains (NOI) for the nine months ended September 30, 2006 totaled $59.7 million, an increase of approximately $15.9 million compared with $43.8 million for the nine months ended September 30, 2005. This increase is due to the items discussed above. During the nine months ended September 30, 2005, our wholly owned subsidiary, Kagan Research, LLC, accounted for losses of ($1.5) million. Effective January 1, 2006 Kagan Research, LLC no longer qualifies to be a consolidated subsidiary of the Company.

Net Investment Gains and Losses Before Income Taxes on Investment Gains

The following table summarizes our gains and (losses) on investments and the changes in our unrealized appreciation and depreciation on investments for the nine months ended September 30, 2006:

(dollars in thousands)
Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/(Loss)
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	$583	$1,557	$—	$2,140
Copperstate Technologies, Inc.	Security Alarm	Control	(1,483)	—	1,053	(430)
Telecomm South, LLC	Communications	Control	(1,493)	—	1,493	—
Crystal Media Network, LLC	Broadcasting	Control	(2,245)	(77)	2,561	239
Stratford Schools Holdings, Inc.	Education	Non-affiliate	—	1,746	—	1,746
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	1,940	—	1,940
Fawcette Technical Publications Holding	Publishing	Control	—	(2,197)	—	(2,197)
Jenzabar, Inc.	Technology	Non-affiliate	—	655	—	655
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	762	—	762
Miles Media Holding, Inc.	Publishing	Non-affiliate	—	478	—	478
Midwest Tower Partners, LLC	Communications	Control	—	6,548	—	6,548
National Product Services, Inc.	Business Services	Control	—	(458)	—	(458)
iVerify, US Inc.	Communications	Affiliate	—	(512)	—	(512)
Jupitermedia Corporation	Information Services	Non-affiliate	—	(798)	—	(798)
West Coast Wireless	Publishing	Control	—	(586)	—	(586)
Superior Publishing Corporation	Newspaper	Control	—	755	—	755
dick clark productions, inc.	Broadcasting	Non-affiliate	—	4,016	—	4,016
i-55 Internet Services, Inc.	Communications	Non-affiliate	—	—	606	606
Other			191	371	(182)	380

Total			$(4,447)	$14,200	$5,531	$15,284

The following table summarizes our gains and (losses) on investments and the changes in our unrealized appreciation and depreciation on investments for the nine months ended September 30, 2005:

(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/(Loss)
Creatas, L.L.C.	Information Services	Control	$20,431	$—	$(22,138)	$(1,707)
Jupitermedia Corporation	Information Services	Non-affiliate	2,321	807	(425)	2,703
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	2,038	648	(989)	1,697
Talk America Holdings, Inc.	Communications	Non-affiliate	1,354	—	(892)	462
Boucher Communications, Inc.	Publishing	Non-affiliate	930	—	(409)	521
nii communications, inc.	Communications	Non-affiliate	900	—	(901)	(1)
Corporate Legal Times	Publishing	Control	(306)	—	339	33
Interactive Business Solutions, Inc.	Security Alarm	Control	(1,750)	—	1,826	76
National Systems Integration, Inc.	Security Alarm	Control	(5,177)	—	5,319	142
Midwest Tower Partners, LLC	Communications	Control	—	994	—	994
On Target Media, LLC	Publishing	Affiliate	—	902	—	902
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	1,997	—	1,997
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	1,728	—	1,728
Jenzabar, Inc.	Technology	Non-affiliate	—	6,532	—	6,532
ETC Group, LLC	Publishing	Control	—	484	—	484
IDS Telcom LLC	Communications	Non-affiliate	—	(692)	583	(109)
Telecomm South, LLC	Communications	Control	—	519	—	519
Superior Publishing Corporation	Newspaper	Control	—	(1,159)	—	(1,159)
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	948	—	948
Bridgecom Holdings, Inc. after acquisition	Communications	Control	—	—	(497)	(497)
Cleartel	Communications	Control	—	(733)	—	(733)
CCG Consulting, LLC	Business Services	Non-affiliate	—	(1,269)	—	(1,269)
Working Mother Media, Inc.	Publishing	Control	—	(1,225)	—	(1,225)
Crystal Media Network, LLC	Broadcasting	Control	—	(3,687)	—	(3,687)
Fawcette Technical Publications Holding	Publishing	Control	—	(4,165)	—	(4,165)
Other			(61)	835	(135)	639

Total			$20,680	$3,464	$(18,319)	$5,825

Net investment gains before income taxes on investment gains totaled $15.3 million for the nine months ended September 30, 2006, compared to $5.8 million for the nine months ended September 30, 2005. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation as summarized in the tables above. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

Provision for Income Taxes on Investment Gains

Through September 30, 2006, we recorded a $3.6 million provision for income taxes. This tax provision is related primarily to unrealized gains on one of our investments, which, if ultimately realized will result in a taxable income of approximately $8.6 million.

Net Income

Net income totaled $71.4 million for the nine months ended September 30, 2006, compared to $49.6 million for the nine months ended September 30, 2005. The increase in net income is due to the items discussed above.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents, Cash, Securitization Accounts, and Cash, Restricted

At September 30, 2006 and December 31, 2005, we had $30.7 million and $45.6 million, respectively, in cash and cash equivalents. In addition, at September 30, 2006 and December 31, 2005, we had $20.7 million and $82.1 million, respectively, in cash, securitization accounts. We also had $0.7 million and $2.0 million of restricted cash as of September 30, 2006 and December 31, 2005, respectively. We primarily invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts include payments received on securitized loans, which in certain cases are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements, while in other cases we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts negatively impacts our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operational needs.

For the first nine months of 2006, net cash provided by operating activities totaled $53.3 million, an increase of approximately $18.0 million from the first nine months of 2005. This increase was due primarily to an increase in net operating income, and an increase in other liabilities primarily associated with accrued income taxes and accrued severance costs, and a reduction in cash-securitization accounts from interest collections, partially offset by an increase in paid-in-kind interest and dividends. Cash used in investing activities totaled $68.9 million for the nine months ended September 30, 2006 compared with $50.7 million for the nine months ended September 30, 2005. This change is primarily the result of an increase in originations, draws and advances on loans and purchases of equity investments, partially offset by an increase in proceeds from sales of equity investments and payments of loans. Cash provided by financing activities was $0.7 million for the nine months ended September 30, 2006, compared to net cash used in financing activities of $(13.2) million for the nine months ended September 30, 2005. This change is due to net proceeds from borrowings during the nine months ended September 30, 2006 as opposed to net payments on borrowing during the nine months ended September 30, 2005 and a decrease in cash-securitization accounts for paydown of principal on debt. This was offset by the reduction in proceeds raised from common stock, which was $0.1 million during the nine months ended September 30, 2006, compared to $70.5 million during the nine months ended September 30, 2005.

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

During the first nine months of 2006 we did not raise any proceeds through the sale of newly issued common stock. During the first nine months of 2005 we raised $74.1 million of gross proceeds by selling 4,579,000 shares of newly issued common stock.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders substantially all of our income. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of September 30, 2006, this ratio was 217%. This requirement limits the amount that we may borrow.

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

As of September 30, 2006, we had unused commitments to extend credit to our customers of $83.5 million, which are not reflected on our balance sheet. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of September 30, 2006, we had guarantees and standby letters of credit of approximately $9.5 million.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2006:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (b)	$554.7	$119.9	$67.4	$50.0	$317.4
Future minimum rental obligations	9.5	1.4	3.0	3.0	2.1

Total contractual obligations	$564.2	$121.3	$70.4	$53.0	$319.5

(a)	This excludes the unused commitments to extend credit to our customers of $83.5 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility, the Commercial Loan Trust 2006-2 and the Revolving Unsecured Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities.

Borrowings

The following table shows the facility amounts and outstanding borrowings at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
(dollars in millions)	Facility amount	Amount outstanding	Facility amount	Amount outstanding
Unsecured Notes	$50.0	$50.0	$50.0	$50.0
Commercial Loan Trust 2005-2	—	—	250.0	159.2
Commercial Loan Trust 2006-2	200.0	67.4	—	—
Commercial Loan Funding Trust Facility	250.0	102.4	250.0	160.0
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	—	—	81.1	81.1
Series 2004-1 Class A-2 Asset Backed Bonds	—	—	31.5	31.5
Series 2004-1 Class B Asset Backed Bonds	—	—	43.5	43.5
Series 2004-1 Class C Asset Backed Bonds	—	—	15.8	15.8
Series 2006-1 Class A-1 Notes	106.2	106.2	—	—
Series 2006-1 Class A-2 Notes	50.0	44.9	—	—
Series 2006-1 Class A-3 Notes	85.0	15.0	—	—
Series 2006-1 Class B Notes	58.8	58.8	—	—
Series 2006-1 Class C Notes	45.0	45.0	—	—
Series 2006-1 Class D Notes	47.5	47.5	—	—
Revolving Unsecured Credit Facility	75.0	17.5	50.0	—

Total	$967.5	$554.7	$771.9	$541.1

For the above borrowings, the fair value of the borrowings approximates cost. The following table shows our weighted average borrowings, the weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average borrowings	$498.4	$398.3	$506.7	$426.7
Weighted average interest rate on borrowings	7.7%	5.5%	7.1%	4.7%
Average LIBOR	5.4%	3.8%	5.1%	3.3%
Average spread to LIBOR	2.3%	1.7%	2.0%	1.4%

The increase of approximately 2.2% in the weighted average interest rate for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily attributable to an increase in average LIBOR of 1.6%, as well as increases in the average spread to LIBOR of 0.3% and increases in deferred debt issuance cost amortization of 0.3%. The increase in deferred debt issuance cost amortization is primarily attributable to amortization related to our Series 2004-1 Notes, which were redeemed during the three months ended September 30, 2006, and to loan repayments, which, in certain instances, require us to accelerate amortization of these costs. The increase of approximately 2.4% in the weighted average interest rate for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily attributable to an increase in average LIBOR of 1.8%, as well as increases in the average spread to LIBOR of 0.3% and increases in deferred debt issuance cost amortization of 0.3%. The increase in deferred debt issuance cost amortization is primarily attributable to amortization related to our Series 2004-1 Notes, which were redeemed during the nine months ended September 30, 2006 and to loan repayments, which, in certain instances, require us to accelerate amortization of these costs.

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

We use this warehouse credit facility to fund the origination of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances. As of September 30, 2006 we had $67.4 million outstanding under this facility.

Commercial Loan Trust 2006-1. On April 18, 2006, we completed a $500 million debt securitization through MCG Commercial Loan Trust 2006-1, our wholly owned subsidiary. The 2006-1 Trust issued $106.2 million of Class A-1 Notes rated AAA / Aaa, $50.0 million of Class A-2 Notes rated AAA / Aaa, $85.0 million of Class A-3 Notes rated AAA / Aaa, $58.8 million of Class B Notes rated AA / Aa2, $45.0 million of Class C Notes rated A / A2 and $47.5 million of Class D Notes rated BBB / Baa2 as rated by Moody’s and S&P, respectively. The Series 2006-1 Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class B Notes, Class C Notes and Class D Notes bear interest of LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%, respectively.

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes and are required to be drawn by April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $417.7 million as of September 30, 2006, which were purchased by the trust from us. Additional commercial loans will be purchased by the trust from us primarily using the proceeds from the Class A-3 delayed draw notes and the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of September 30, 2006, we had $317.4 million of these notes outstanding.

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

On July 29, 2005, we amended the Commercial Loan Funding Trust Facility. Pursuant to this amendment, the total facility amount was increased from $150.0 million to $250.0 million, the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95%, the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. On April 17, 2006 we amended this facility to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 35% to 50% and the inclusion of additional industry segments. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. During July 2006, the facility was renewed until July 27, 2007. As of September 30, 2006, we had $102.4 million outstanding under this credit facility.

Term Securitization 2004-1. On September 30, 2004, we established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397.7 million of loans. The facility was secured by all of the 2004-1 Trust’s commercial loans and cash in securitization accounts, which totaled $228.0 million as of December 31, 2005, respectively. On July 20, 2006 we repaid the 2004-1 Notes using approximately $61.9 million of cash from the Commercial Loan Trust 2004-1 and our Commercial Loan Trust 2006-1 securitization and $15.0 million of new borrowings from our Commercial Loan Trust 2006-1 securitization. This facility was scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2, Class B and Class C Notes.

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

Revolving Unsecured Credit Facility. This facility was established on September 20, 2005 as a result of an amendment to our Senior Secured Credit facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). Pursuant to that amendment the facility was no longer secured by our assets and was committed up to $50.0 million. On June 19, 2006, we made a second amendment to this facility. Pursuant to this amendment, the aggregate revolving commitment under this credit facility was increased from $50.0 million to $60.0 million, the maturity date was extended from September 19, 2006 to June 18, 2007, and an additional lender was added to the facility. Other minor modifications were also made to the facility. HVB maintained its $50.0 million commitment, and the additional $10.0 million was committed by Chevy Chase Bank. On August 7, 2006, we again amended this facility. Pursuant to this amendment, the aggregate revolving commitment under this facility was increased form $60.0 million to $75.0 million and an additional lender was added to the facility. HVB and Chevy Chase bank maintained their $50.0 million and $10.0 million commitments, respectively, and the additional $15.0 million was committed by Sovereign Bank.

This credit facility is unsecured and is committed up to $75.0 million on a revolving basis. In addition, this Revolving Unsecured Credit Facility allows for additional lenders with HVB acting as the agent. Advances under this credit facility bear interest at LIBOR plus 2.00% or the prime rate plus 0.50%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, and minimum cash net investment income. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. As of September 30, 2006, the Company had approximately $17.5 million outstanding under this credit facility.

On December 13, 2004, we formed a subsidiary, Solutions Capital I, LP, which has applied to the United States Small Business Administration (“SBA”) for a license to operate as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958, as amended. We are currently in the pre-licensure phase of the licensing process and anticipate completion of the licensing process during the fourth quarter of 2006. Upon receipt of the SBA license, we intend to apply for exemptive relief from the SEC to permit us to exclude senior securities issued by the SBA to Solutions Capital I, LP from our consolidated asset coverage ratio. There can be no assurance that we will be granted an SBIC license or receive the exemptive relief from the SEC.

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

The following table summarizes our distributions declared since January 1, 2005:

Date Declared	Record Date	Payment Date	Amount
October 26, 2006	November 22, 2006	January 30, 2007	$0.42
July 27, 2006	August 24, 2006	October 30, 2006	0.42
April 27, 2006	May 25, 2006	July 28, 2006	0.42
February 16, 2006	March 16, 2006	April 27, 2006	0.42
October 26, 2005	November 23, 2005	January 30, 2006	0.42
July 27, 2005	August 25, 2005	October 28, 2005	0.42
April 27, 2005	May 26, 2005	July 28, 2005	0.42
February 23, 2005	March 14, 2005	April 28, 2005	0.42

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

When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all past due principal and interest has been paid to date or otherwise restructured such that the interest income is determined to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Paid-in-Kind Interest

We include in income certain amounts that we have not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that may be prepaid either by contract or the portfolio company’s choice, but is generally due at the end of the loan term. We will cease accruing PIK interest if we do not expect the customer to be able to pay all principal and interest due. In certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK interest portion of a customer’s loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. The PIK loan balance represented $14.9 million or 1.2% of our portfolio of investments as of September 30, 2006 and $13.5 million or 1.2% of our portfolio of investments as of December 31, 2005.

PIK related activity for the nine months ended September 30, 2006 was as follows:

(dollars in millions)
Beginning PIK loan balance	$13.5
PIK interest earned during the period	12.1
Principal payments of cash on PIK loans	(7.4)
PIK loans converted to other securities	(9.9)
Interest receivable converted to PIK	6.6

Ending PIK loan balance	$14.9

As noted above, in certain cases, a customer may make principal payments on its loan that are contractually applied first to the non-PIK loan balance instead of the PIK loan balance. If all principal payments from these customers had been applied first to any PIK loan balance outstanding at the time of the payment, and any remainder applied to the non-PIK loan balance, an additional $3.9 million and $3.4 million of payments would have been applied against the September 30, 2006 and December 31, 2005 PIK loan balances, respectively, resulting in a PIK loan balance of $11.0 million and $10.1 million as of September 30, 2006 and December 31, 2005, respectively.

Dividends

Certain of our equity investments have stated accruing dividend rates. We accrue dividends on our equity investments as they are earned to the extent there is sufficient value, liquidity and estimated financial wherewithal based on financial results, projections and other factors to support the ultimate payment of those dividends. The accrued dividend balance represented $25.0 million, or 2.1% or our portfolio of investments as of September 30, 2006 and $12.4 million, or 1.1%, of our portfolio of investments at December 31, 2005.

Dividend activity for the nine months ended September 30, 2006 was as follows:

(dollars in millions)
Beginning accrued dividend balance	$12.4
Dividend income earned during the period	14.9
Payment of previously accrued dividends	(2.3)

Ending accrued dividend balance	$25.0

Loan Origination Fees

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We had $8.1 million and $9.1 million of unearned income as of September 30, 2006 and December 31, 2005, respectively.

Unearned income activity for the nine months ended September 30, 2006 was as follows:

(dollars in millions)	Cash Received	Equity Interest and Future Receivables	Total
Beginning unearned income balance	$6.9	$2.2	$9.1
Additional fees	3.2	0.4	3.6
Unearned income recognized	(2.9)	(1.7)	(4.6)

Ending unearned income balance	$7.2	$0.9	$8.1

Equity Structuring Fees

Equity structuring fees are fees earned in connection with structuring our equity investments and are recognized in income when earned. During the nine months ended September 30, 2006 and 2005, we recognized approximately $3.5 million and zero in equity structuring fees, respectively.

Other Fees

In certain investment transactions, we may perform consulting or advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

Valuation of Investments

Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At September 30, 2006, approximately 95% of our total assets represented investments of which approximately 96% are valued at fair value and approximately 4% are valued at market value based on readily ascertainable public market quotes at September 30, 2006. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership and corporate governance parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In some cases, our loan agreements also allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer’s business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer’s plan. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

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

Securitization Transactions

Periodically, we transfer pools of loans to bankruptcy remote special purpose entities for use in securitization transactions. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the assets assumed by our consolidated bankruptcy remote special purpose entities equaling $666.6 million at September 30, 2006 and $596.9 million at December 31, 2005.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective January 1, 2007. The Company is currently evaluating the impact of FIN No. 48 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.

Recent Developments

In October 2006 we raised approximately $72.5 million of gross proceeds through the sale of 4.6 million shares of our common stock.

During October 2006, our second largest portfolio company, Cleartel Communications, Inc. (“Cleartel”), a competitive local exchange carrier (“CLEC”), acquired Supra Telecom, a Florida-based CLEC. As of September 30, 2006, we held subordinated debt with a fair value of $52.1 million and preferred equity with a fair value of $40.7 million. In conjunction with the acquisition, we invested an additional $18.1 million in Cleartel in the form of subordinated debt and restructured our existing debt investments in Cleartel by extending the maturity dates and modifying the interest rates.

As previously reported, the independent members of our board of directors (the “Independent Committee”) have reviewed the timeliness of certain loan payments and tax withholding reimbursements involving six of our current and former executive officers and have reported these matters to the staff of the Securities and Exchange Commission (the “SEC Staff”). On September 21, 2006, we reported that the review by the Independent Committee had been substantially completed, although the SEC Staff has requested that we furnish additional information. The Independent Committee believes it has fully cooperated with the SEC Staff and it will continue to do so. The SEC Staff may also require additional information in the future, the nature and scope of which cannot be determined at this time. As part of its review, the Independent Committee considered whether there were any violations of the Company’s code of business conduct and ethics and the federal securities laws, including but not limited to, Section 402 of the Sarbanes-Oxley Act of 2002 (Section 13(k) of the Securities Exchange Act of 1934). Based upon its review, the Independent Committee concluded that certain violations of our code of business conduct and ethics did occur and reached no conclusion regarding Section 402 of the Sarbanes-Oxley Act of 2002. We continue to believe that there will be no impact on previously reported earnings as a result of these matters. We have instituted procedures to ensure concurrent payment to the Company of all future obligations of executive officers resulting from tax withholding paid by the Company on behalf of its executive officers, and we have taken other actions as disclosed in our Form 8-K dated September 21, 2006. In addition, our former Chief Executive Officer has been required to pay total imputed interest of approximately $18,000, rather than $31,205 as disclosed in our Form 8-K filed on September 21, 2006. As of November 6, 2006, a payment for this amount has been delivered to the Company.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of September 30, 2006, approximately 63% of our loan portfolio, at cost, bears interest at a spread to LIBOR, 36% at a fixed rate, and 1% a spread to prime rate. As of September 30, 2006, approximately 32% of our loan portfolio, at cost, has LIBOR floors, at various levels.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. At September 30, 2006, we were not a party to any hedging arrangements. Certain of our interest bearing investments contain LIBOR floors to minimize our exposure to significant decreases in interest rates.

The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$51.3	$—	$120.7	$—
Money Market Rate	0.7	—	2.0	—
Prime Rate	9.4	—	36.1	—
30-Day LIBOR	36.0	—	36.0	—
60-Day LIBOR	3.1	—	—	—
90-Day LIBOR	488.4	402.3	562.6	331.1
180-Day LIBOR	29.7	—	30.9	—
270-Day LIBOR	1.3	—	—	—
Commercial Paper	—	102.4	—	160.0
Fixed Rate	325.3	50.0	273.5	50.0

Total	$945.2	$554.7	$1,061.8	$541.1

Based on our September 30, 2006 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure.

(dollars in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
(300)	$(18.3)	$(15.1)	$(3.2)
(200)	(12.4)	(10.1)	(2.3)
(100)	(6.2)	(5.0)	(1.2)
100	6.2	5.0	1.2
200	12.4	10.1	2.3
300	18.6	15.1	3.5

Item 4.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our

Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are not effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 due to the matter relating to certain tax withholding reimbursements and loan repayments by our executive officers and the results of the review of these matters conducted by the independent members of our board of directors (the “Independent Committee”). See our Forms 8-K filed with the Securities and Exchange Commission on July 27, 2006 and September 21, 2006.

As a result of the review conducted by the Independent Committee and the conclusions reached by the Independent Committee, we have taken certain actions to address these matters, including instituting procedures to ensure concurrent payment to the Company of any future obligations of the executive officers resulting from withholdings paid by the Company on behalf of its executive officers, and are taking other actions as also disclosed in our Form 8-K dated September 21, 2006.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we target specific industries in which to invest on a recurring basis, which could cause a high concentration of our portfolio in a specific industry. At September 30, 2006, approximately 27.8% of our portfolio, at cost, consisted of customers in the communications industry. If our customers in the communications industry, or any other industry in which our portfolio is or may become concentrated, suffer due to adverse business conditions or due to economic slowdowns or downturns, we will be more vulnerable to losses in our portfolios and our operating results may be negatively impacted.

Our financial results could be negatively affected if Broadview Networks Holdings, Inc. fails to perform as expected.

At September 30, 2006, our largest portfolio investment was Broadview Networks Holdings, Inc. (“Broadview”), which totaled $114.8 million at fair value, or 9.5% of the fair value of our investments. Broadview accounted for approximately 13.6% of our operating income during the nine months ended September 30, 2006. We own preferred securities of Broadview, which entitle us to a preferred claim of approximately $230.8 million, plus dividends, which accumulate at an annual rate of 12% on our preferred claim. We currently recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends will be dependent upon the performance and value of Broadview. Our financial results could be negatively affected if this portfolio company fails to perform as expected or if we are unable to recognize these dividends as income on a quarterly basis.

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

As of September 30, 2006, we had $554.7 million of outstanding borrowings under our debt facilities. As of September 30, 2006, the weighted average annual interest rate on all of our outstanding borrowings was 6.33%. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2006 total assets of at least 2.75%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and we do not hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $192.1 million as of September 30, 2006.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At September 30, 2006, this ratio was approximately 217%.

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

Our Revolving Unsecured Credit Facility is scheduled to terminate on June 18, 2007. Our Commercial Loan Funding Trust Facility $250.0 million warehouse financing facility through Three Pillars Funding, LLC is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. The next renewal date for this facility is July 27, 2007.

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

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

In accordance with tax regulations, we include in taxable income certain amounts that we have not yet received in cash, such as contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in taxable income in advance of receiving cash payment. Since we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain regulated investment company tax treatment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

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

Our future success depends to a significant extent on the continued services of Steven F. Tunney, our President and Chief Executive Officer, B. Hagen Saville, one of our Executive Vice Presidents, and Robert J. Merrick, our Chief Investment Officer, as well as other key personnel. The loss of any of these key employees would likely have a significant detrimental effect on our business. In addition, if any Mr. Saville, Mr. Tunney or Mr. Merrick cease to be actively involved in our management, the lender under one of our warehouse financing facilities could, absent a waiver or cure, replace us as the servicer of the loans and declare a default. In addition, if either of Mr. Tunney or Mr. Saville cease to be an executive officer of MCG actively involved in the management of MCG, the lender of our $75.0 million revolving unsecured credit facility could, absent a waiver or cure, declare a default. We currently have employment agreements with Messrs. Tunney, Saville, and Merrick that are effective through February 28, 2010 subject to automatic extension for successive one-year periods thereafter.

Fluctuations in interest rates could adversely affect our income.

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally have no effect on the existing fixed rate loans in our portfolio. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 64% of the loans in our portfolio, based on amounts outstanding at cost as of September 30, 2006, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 36% were at fixed rates. From January 1, 2004 to September 30, 2006, the three-month LIBOR has increased from 1.15% to 5.37%.

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

Interpretations of the staff of the Securities and Exchange Commission regarding the appropriateness of the consolidation of certain of our subsidiaries may have an impact on our financial statements.

The staff of the Securities and Exchange Commission (the “Staff”) is reviewing the appropriateness of the consolidation of certain types of subsidiaries on an industry wide basis under generally accepted accounting principles (“GAAP”) and Rule 6-03 of Regulation S-X. In connection with such review, the Staff is in the process of reviewing the appropriateness of our consolidation of certain of our subsidiaries (the “Subsidiaries”). In the event that the Staff disagrees with our position with respect to the appropriateness of consolidation of any of the Subsidiaries, then we will make such additional disclosures and prospective changes in accounting methods as the Staff requires on a prospective basis which will be discussed and reviewed with us.

Although we believe that our consolidation of the Subsidiaries conforms with GAAP, there can be no assurance that the Staff will ultimately concur with our position. Such events could have a material impact on our future reported results.

Certain loan payments and tax withholding reimbursements involving six of our current and former executive officers may have violated Section 402 of the Sarbanes-Oxley Act of 2002.

On July 27, 2006, we reported that the independent members of our Board of Directors formed a special committee (the “Independent Committee”) to conduct a review of the timeliness of certain loan payments and tax withholding reimbursements involving six current and former executive officers of MCG. On September 21, 2006, we reported that the review by the Independent Committee was substantially complete. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments.” The Independent Committee has retained independent counsel to assist in its review.

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

The Independent Committee has reported these matters to the staff of the Securities and Exchange Commission (the “SEC Staff”) and has also reported the results of the review to date to the SEC Staff. The review by the Independent Committee has now been substantially completed, although the SEC Staff has requested that we furnish additional information. Based upon the facts known to the Independent Committee as of the present date, the Independent Committee has concluded that certain violations of our code of business conduct and ethics did occur and reached no conclusion regarding Section 402 of the Sarbanes-Oxley Act of 2002. The Independent Committee believes that it has fully cooperated with the SEC Staff and will continue to do so. The SEC Staff may also require further information in the future, the nature and scope of which cannot be determined at this time.

As a result of our internal review, we may become subject to SEC enforcement actions and/or litigation, which may not be resolved favorably and will require significant management time and attention, and we could incur costs, which could negatively affect our business, results of operations and cash flows. There are no assurances that an enforcement action or litigation will not commence, and if commenced, that it will result in the same conclusions as those reached in the Independent Committee’s review.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2006, we issued a total of 10,131 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering proceeds for the shares of common stock sold under the dividend reinvestment plan were approximately $146 thousand. Proceeds were used for general corporate purposes.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

Not Applicable

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

Exhibit Number	Description of Document
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

Exhibit Number	Description of Document
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

10.61

Custody Agreement, dated as of May 2, 2006, among MCG Capital Corporation, MCG Finance VIII, LLC, MCG Commercial Loan Trust 2006-2, Wells Fargo Bank, National Association and Merrill Lynch Capital Corp. (incorporated by reference to exhibit 10.61 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2006).

10.62	MCG Capital Corporation 2006 Non-Employee Director Restricted Stock Plan. (incorporated by reference to exhibit 10.62 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

10.63	MCG Capital Corporation 2006 Employee Restricted Stock Plan. (incorporated by reference to exhibit 10.63 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

10.64

Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement, dated as of August 7, 2006, by and among NCG Capital Corporation, Bayerische Hypo-Und Vereinsbank AG, New York Branch and various lenders. (incorporated by reference to exhibit 10.64 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

10.65

Severance Agreement and Release by and between Bryan J. Mitchell and MCG Capital Corporation, dated as of August 24, 2006 (incorporated by reference to exhibit 10.1 filed with MCG Capital’s Current Report on Form 8-K filed on August 28, 2006).

10.66

Employment Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated as of September 18, 2006 (incorporated by reference to exhibit 10.1 filed with MCG Capital’s Current Report on Form 8-K filed on September 19, 2006).

10.67

Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of September 18, 2006 (incorporated by reference to exhibit 10.2 filed with MCG Capital’s Current Report on Form 8-K filed on September 19, 2006).

10.68

Employment Agreement by and between MCG Capital Corporation and Robert J. Merrick, dated as of September 18, 2006 (incorporated by reference to exhibit 10.3 filed with MCG Capital’s Current Report on Form 8-K filed on September 19, 2006).

10.69

Amended and Restated Employment Agreement by and between MCG Capital Corporation and Michael R. McDonnell, dated as of September 18, 2006 (incorporated by reference to exhibit 10.4 filed with MCG Capital’s Current Report on Form 8-K filed on September 19, 2006).

10.70++	MCG Capital Corporation Supplemental Non-Qualified Retirement Plan Amended and Restated as of January 1, 2005.

Exhibit Number	Description of Document
31.1++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2++	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3++	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1++	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2++	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3++	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

++	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2006.

MCG CAPITAL CORPORATION

By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney
Chief Executive Officer

By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell
Chief Financial Officer

By:	/s/ JOHN C. WELLONS
John C. Wellons
Chief Accounting Officer