Form 10-Q/A
period 2006-09-30
MCG CAPITAL CORP
filed 2006-11-09
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This quarterly Report on Form 10-Q/A amends our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. This amendment is being filed solely for the purpose of correcting the header to the Consolidated Schedule of Investments for the quarter ended September 30, 2006 on pages 7-11 of our Form 10-Q. Pages 7-11 were incorrectly labeled “Consolidated Schedule of Investments - December 31, 2005.”

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

10.70	MCG Capital Corporation Supplemental Non-Qualified Retirement Plan Amended and Restated as of January 1, 2005.

Exhibit Number	Description of Document
31.1++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2++	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3++	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1++	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2++	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3++	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

++	Filed Herewith

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