Form 10-K
period 2006-12-31
MCG CAPITAL CORP
filed 2007-03-01
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 0-33377

MCG CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1889518
(State of Incorporation)	(I.R.S. Employer Identification Number)
1100 Wilson Boulevard Suite 3000 Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 703-247-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No  ☒ .

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2006 was approximately $826,695,155 based on the closing price on the NASDAQ Global Select Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 58,700,108 shares of the Registrant’s common stock outstanding as of February 26, 2007.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

MCG CAPITAL CORPORATION

2006 FORM 10-K ANNUAL REPORT

PART I

In this Annual Report on Form 10-K, or Annual Report, the “Company”, “MCG”, “we”, “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries (including its affiliated securitization trusts) unless the context otherwise requires.

Item 1.    Business

GENERAL

We are a solutions-focused commercial finance company providing capital and advisory services to middle market companies throughout the United States. We make debt and equity investments primarily in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $25 million, which we refer to as “middle market” companies. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We identify and source new customers through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner operators. We originate most of our investments directly with our customers, although from time to time we do participate in loan syndications or other deals. We have controlling equity positions in certain of our portfolio companies. We base our investment decisions on extensive analyses of potential customers’ business operations and asset valuations. We utilize specialized risk management methods, pricing tools, due diligence methodologies and data management processes that are designed to help us assess risk, establish appropriate pricing, and maximize our return on investment.

Our primary business objectives are to increase our earnings and net asset value by investing in debt and equity securities of middle market companies. Our investment objective is to achieve current income and capital gains. We earn current income, in the form of interest, dividends, and fees, from our investments in debt and equity securities and achieve capital gains through appreciation in the value of our equity investments. To meet our investment objectives, we selectively invest in companies which present opportunities for favorable risk-adjusted returns. In addition, we maintain a flexible approach to funding that permits adjustments to transaction terms, including pricing terms, to accommodate the shifting corporate development needs of our customers.

We have built our portfolio with disciplined asset acquisition through our underwriting and investment approval processes and active portfolio management. We believe that our core competencies include risk assessment and risk management, and we have developed expertise which is reflected in our underwriting and compliance processes. We generally make investments of up to $75 million utilizing three core products: our “one-stop” solution, institutional subordinated debt, and control investing. Our debt investments include senior and subordinated securities, substantially all of which include a security interest. Our loans typically mature in four to eight years, and require monthly or quarterly interest payments at fixed rates or variable rates based on the prime rate or LIBOR, plus a margin. We price our debt securities based upon our credit analysis and risk assessment. Our equity investments are often made in companies in which we have also made debt investments. Our equity investments include preferred stock, common stock, and warrants and, in many cases, will include the right to board representation. We may invest across the capital structure of our portfolio companies using a combination of debt and equity investments to meet our customers’ needs and optimize our returns.

CORPORATE HISTORY AND OFFICES

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 or the “1940 Act”. As a business development company, we are required to meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%. See “Regulation as a Business Development Company”. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under the Internal Revenue Code. In order to continue to qualify as a RIC for federal income tax purposes, we must meet certain requirements, including certain minimum distribution requirements. See “Certain U.S. Federal Income Tax Considerations.”

Our business began in 1990 as a division of Signet Bank known as the media communications group. Signet Banking Corporation, the parent of Signet Bank, was acquired by First Union Corporation (now Wachovia Corporation) on November 27, 1997. We were formed in 1998 by certain members of our management and affiliates of Goldman, Sachs & Co. to purchase a loan portfolio and certain other assets from First Union National Bank (now Wachovia Bank, National Association) in a management buyout. MCG was organized as a Delaware corporation on March 18, 1998 at which time we changed our name from MCG, Inc. to MCG Credit Corporation. On June 14, 2001, we changed our name from MCG Credit Corporation to MCG Capital Corporation.

Our executive offices are located at 1100 Wilson Boulevard, Suite 3000, Arlington, Virginia 22209 and our telephone number is (703) 247-7500. We also have an office in Richmond, Virginia. Our Internet site address is www.mcgcapital.com. Information contained on our web site is not incorporated by reference into this Annual Report and you should not consider information contained on our web site to be part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (“SEC”).

MARKET OPPORTUNITY

We believe that the middle market is a significant, growing segment of the U.S. economy that has increasing demand for, and less access to, high-quality differentiated corporate financial services, and that this trend is likely to continue given the on-going consolidation in the financial services industry. We also believe that the middle market offers attractive rates of return and that middle market companies have distinct capital and servicing requirements. Our ability to structure transactions to meet these capital and servicing requirements for middle market companies across a diverse industry base enhances our market opportunity.

In order to continue to service our middle market customers, we enhance our knowledge of the middle market through continuous engagement with existing and prospective customers and by conducting ongoing market research. We use this information to enhance the quality of our investment analysis. We write and distribute Transactions, a periodic newsletter which focuses on merger and acquisition activity, to portfolio companies, prospective customers, investors, and others to facilitate a dialogue and to provide our perspective on a variety of topics. We believe that our extensive knowledge and research capabilities differentiate us in the marketplace because we are able to demonstrate our expertise and knowledge of the middle market and share it with our customers.

STRATEGY

We seek to achieve favorable risk-adjusted rates of return in the form of current income and capital appreciation, while maintaining credit and investment quality in our asset portfolio. We believe our financial performance is a product of our knowledge and insight, effectiveness in targeting potential customers, exceptional customer service, risk-based pricing techniques, and effective risk management. We apply well established credit processes to the assessment of risk, and we structure and price our investments accordingly. We have developed proprietary analytics, data and knowledge to support our business activities.

Our investment process is designed to achieve the following strategic objectives:

•	generate favorable risk-adjusted rates of return by delivering capital and strategic insight to increase our customers’ enterprise value;

•	maintain sound credit and investment discipline and pricing practices, regardless of market conditions, to avoid adverse investment selection;

•	manage risk by utilizing an integrated team approach to business development, underwriting, and investment servicing.

INVESTMENTS

Our debt investments include senior and subordinated securities, substantially all of which include a security interest. Our loans typically mature in four to eight years, and require monthly or quarterly interest payments at fixed rates or variable rates based on the prime rate or LIBOR, plus a margin. We price our debt securities based upon our credit analysis and risk assessment. Our equity investments are often made in companies in which we have also made debt investments. Our equity investments include preferred stock, common stock, and warrants and, in many cases, will include the right to board representation. We may invest across the capital structure of our portfolio companies using a combination of debt and equity investments to meet our customers’ needs and optimize our returns. In order to execute our strategy we utilize three core products: our “one-stop” solution, institutional sub debt, and control investing.

“One-stop” Solution.    Our “one-stop” solution, which refers to our ability to invest throughout the capital structure of a company, enables our customers to satisfy multiple financing needs from a single capital provider. In a typical “one-stop” transaction, we provide a combination of senior and subordinated debt to our customer and, in certain cases, also acquire an equity interest in the customer. The overall transaction size and product mix are based upon our customer’s needs. In some cases our “one-stop” solution results in a product mix that meets our customer’s needs but which we believe is not the most efficient use of our capital. In these cases, we may sell portions of some of the securities in order to achieve a more optimal mix. Typically, when we sell portions of one of our investments, we continue to service the investment and thus these sales are seamless to our customers. “One-stop” transactions generally provide current interest income on our loans and the opportunity to achieve capital gains on our equity investment, as well as fee income generated through syndication of portions of the investment.

Institutional Subordinated Debt.    We provide institutional subordinated debt in the form of junior, yielding capital, as a sole or club investor. These loans are payable in full at maturity and generally provide attractive yields. Our institutional sub debt customers are generally larger businesses supported by institutional equity capital that reduces the risk profile of these investments.

Control Investments.    Control investments are those for which we take a majority ownership position and, in most cases, control the board of directors of a portfolio company. Control investments are long-term investments in which we expect to achieve the majority of our returns through capital appreciation. Our control investments typically include investments across the entire capital structure of the portfolio company. We believe control investments generally provide a reliable income stream and an opportunity to generate capital gains on our investment.

Other Investments and Services.    In addition to our core products we also make other investments, such as senior loans and investments in broadly syndicated assets. These other investments help balance our portfolio. In addition to capital, we also offer managerial assistance to our portfolio companies. This assistance typically involves strategic advice, evaluation of business plans, financial modeling assistance and industry research and insights. We believe that providing assistance to our portfolio companies enables us to maximize our value proposition for our customers which, in turn, helps us maximize our investment returns.

OPERATIONS

We engage our markets with expertise and superior responsiveness, which enables us to originate and manage a diverse portfolio of investments that produce current income and capital gains in order to create consistent, high quality and sustainable dividends for our stockholders. To achieve our goal of being a leading provider of solutions-focused financial services to middle market companies, we have established a credit and business culture that strives to identify and attract new customers and provide excellent customer service, while protecting our capital and generating favorable risk-adjusted returns through current income on our loans and equity investments and capital gains on our equity investments.

Business Development

MCG and its predecessors have been active investors in the middle market since 1990 and have invested over $5.1 billion in approximately 480 transactions. We believe that our experience in middle market investing is a meaningful competitive advantage that we use to develop our business. We identify and source new customers through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner operators. We also market to prospective customers identified through various data services, customized internet searches, and relationships with investment bankers, accountants, lawyers and other professionals. From time to time we also purchase investments through syndicated or other deals. Members of our professional staff engage in other marketing initiatives on a national scale, including attending and presenting at industry forums, conferences and meetings and participating in industry associations. Of our investments in new customers during 2006, approximately 62% were in deals sponsored by private equity investors, 24% were in syndicated or other deals, and 14% were direct investments in owner operators.

Once we identify a prospective customer, we review its financial reports, corporate activities, and other relevant information which we gather from third-party databases, industry reports, trade and consumer magazines, newspapers and newsletters. We focus on a company’s fundamental performance against industry conditions and operational benchmarks. We work with our current and prospective customers to understand their business, costs and benefits of their corporate development initiatives, opportunities, competition, and acceptable risks and returns. This understanding allows us to support our customers’ corporate development decisions, even in some cases where short-term financial ratios or other metrics may temporarily decline. We believe this approach differentiates us from most other lenders and investors and enables us to make investments and achieve returns based on the value we help create rather than solely on the basis of our cost of capital. This approach has been successful in attracting new customers and in gaining additional business from current customers as they execute their long term growth strategies.

Underwriting and Risk Management

Our underwriting philosophy places primary emphasis on credit and risk analysis. Our underwriting function is initiated during the business development process. Our underwriting team consists of investment professionals who perform due diligence and financial analyses, deal teams who are responsible for originating and managing the transaction, a member of our credit committee and a member of our legal team. Our underwriting processes, which have been developed over more than 15 years, include standard due diligence on a prospective customer’s financial performance as well as customized analyses of a prospective customer’s operations, systems, accounting policies, human resources and legal and regulatory environment. Our underwriting team works to gain an understanding of the relationships among the customer’s business plan, operations and financial performance. We frequently engage external experts to supplement and assist in the underwriting process.

In addition to gaining an in-depth understanding of our customers and prospective customers, our research and due diligence provide expert perspectives on industry wide operational, strategic, and valuation issues and support our business development and risk management processes by identifying attractive industries, emerging trends, and competitive threats. We continually update our investment perspectives and develop investment hypotheses for new industries. The knowledge and insight we obtain through our research are valuable to our customers who may draw on our industry expertise to refine their strategic plans, identify acquisition opportunities, and set appropriate financial and operational goals.

As part of our evaluation of a proposed investment, the underwriting team prepares an investment memorandum for presentation to the credit committee and, in some instances, the investment committee. The investment memorandum generally consists of:

•	a business description;

•	historical financial analysis, projections and scenario modeling;

•	a risk evaluation specific to the prospective portfolio company’s business, considering the anticipated use of proceeds of our investment, and industry;

•	an enterprise valuation to assess the underlying value of the customer, both as an ongoing operation and its value relative to comparable public and private companies; and

•	a description of the capital structure and the investment risk and return characteristics.

Risk Analysis.    We review the prospective portfolio company’s history, organization and product lines, and we analyze the prospective portfolio company’s industry, competition and market share, obsolescence and substitution risk, markets served, legal and regulatory environment and technology. In particular, we analyze the following risks:

•	Industry Risks. We analyze the specific vulnerability to industry risk, such as maturity, cyclicality, and seasonality.

•

Competitive Risks.    We analyze the strengths and weaknesses of the prospective portfolio company relative to its competitors in terms of its pricing, product quality, customer loyalty, substitution and switching costs, brand positioning and capitalization. We also assess the defensibility of a prospect’s market position and its opportunity for increasing market share.

•	Regulatory Risks. We follow regulatory developments in the industries in which we invest and assess the risks that are presented by existing and proposed regulations.

•

Customer Concentration and Market Risks.    We evaluate the stability of the prospective portfolio company’s customer base by analyzing the number and size of its customers and their attrition rates, the potential impact of above average customer attrition and low renewals, and the risk due to loss of its significant customers.

•

Technology Risks.    We follow technological advancements in the industries in which we invest and analyze the positive or negative impacts these advancements may have on the prospective portfolio company.

We also assess other attributes of a potential transaction. We evaluate management’s track record, their business plan, their judgments about their products and other characteristics that may significantly affect the risk of a transaction. Quantitative attributes that we evaluate include industry-specific comparisons such as cash flow margins, product and cash flow diversification, revenue growth rates, cost structure and other operating benchmarks that are derived from historical financial statements. Qualitative attributes we evaluate may include management skill and depth, industry risk, substitution risk, cyclicality, geographic diversification, facilities infrastructure, administration requirements and product quality and ranking.

Enterprise Valuation.    To assess the risk of a potential investment and to quantify the underlying value of the enterprise in which we are investing, we employ a series of valuation techniques. We primarily derive enterprise valuations through analyses of comparative public and private market transactions using our database of transactions. We also generally prepare discounted cash flow models based on our projections of the future free cash flows of the business and industry derived capital costs. Finally, we look to comparable public companies to benchmark the value of the enterprise using public market data. We generally base enterprise value on current and projected market conditions. Using these methods provides us with multiple views of the value of the enterprise and allows us to calculate certain metrics that we use in both risk assessment and product pricing, such as loan-to-value ratios for our debt investments.

Investment Structure.    We evaluate our customers’ needs and utilize our product mix to structure investments that meet their capital requirements and business plans and protect our capital while generating favorable risk-adjusted returns through current income on our loans and equity investments and capital gains on our equity investments. We structure our investments to mitigate risk by requiring appropriate financial and collateral coverage thresholds. When structuring our investments, we evaluate key components, including payment priority, collateral or asset value, and financial support from guarantors and other credit enhancements. Since our investments typically include loans and our loans are typically cash flow loans, rather than asset backed loans, liquidation value of assets is a factor in our credit decisions. In the majority of our loans, we receive a security interest in our customers’ tangible and intangible assets, which entitles us to a preferred position on payments in the event of liquidation, and a pledge of the equity by the equity owners. In addition, our loan covenants generally include affirmative covenants that require the customer to provide periodic financial information, notification of material events and compliance with laws, as well as restrictive covenants that prevent customers from taking a range of significant actions, such as incurring additional indebtedness or making acquisitions without our consent. We also generally include covenants requiring the customer to maintain or achieve specified financial ratios, such as cash flow leverage, interest charge coverage and total charge coverage, and, in certain cases, operating covenants requiring them to maintain certain operational benchmarks.

Investment Approval Process

All of our investments are approved by our credit committee, whose members include Steven F. Tunney, our President and Chief Executive Officer; Robert J. Merrick, our Chief Investment Officer; B. Hagen Saville, our Executive Vice President of Business Development; William B. Ford, a Senior Vice President and Managing Director; and Robert L. Marcotte, a Senior Vice President and Managing Director. In addition, certain investments based on asset type and investment size must also be approved by the investment committee of our board of directors, whose members include Messrs. Tunney, Saville and Merrick and independent directors Kenneth J. O’Keefe, Kim D. Kelly, and Edward S. Civera.

Investment Servicing

After an investment is approved and funded, the deal sponsor and underwriting team, along with the investment administration group and the compliance and valuation group, monitor covenant compliance and financial performance on an ongoing basis. Our deal teams maintain primary responsibility for the performance of their investments throughout the life of the investment.

Investment Administration Group.    This group maintains our investment transaction records and is responsible for:

•	funding the investments in accordance with credit committee and, if applicable, investment committee approval;

•	recording the investments into our accounting system;

•	billing and collecting;

•	reporting and collecting on past due accounts; and

•	maintaining the collateral that is in our possession.

Compliance and Valuation Group.    This group monitors investment compliance and ensures that all investments adhere to our internal policies and procedures. This group is responsible for:

•	reviewing the investment agreement to ensure that the final documents reflect the terms approved by the credit committee and, if applicable, the investment committee and advising of any deviations;

•	ensuring that the portfolio company compliance package is prepared in accordance with the loan covenant requirements;

•	entering the portfolio company’s financial statements into our tracking system and entering the loan covenants into our covenant tracking system;

•	ensuring the mathematical accuracy of applicable covenant requirements;

•	reviewing the portfolio company’s financial statements to ensure that the portfolio company performs in accordance with our expectations and to identify any changes in risk;

•	reporting all covenant violations, loan amendments and covenant waivers to the credit committee; and

•	preparing quarterly portfolio valuations for review by the valuation committee of our Board of Directors.

Investment Monitoring and Restructuring Procedures.    We continually monitor the status and financial performance for each individual customer in order to evaluate overall portfolio quality. We closely monitor compliance with all covenants and take appropriate action on all exceptions. We do not believe that all contract exceptions, such as breaches of contractual covenants or late delivery of financial statements, are necessarily an indication of deterioration in the credit quality or the need to pursue remedies or an active workout of a portfolio investment.

When our attempts to collect past due principal and interest on a loan are unsuccessful, we will perform an analysis to determine the appropriate course of action. In some cases, we may consider restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may, among other items, involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In connection with a restructuring, we generally receive appropriate compensation from the customer for any increased risk. During the process of monitoring a loan in default, we will generally send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral, if any. When a restructuring is not the most appropriate course of action, we generally pursue remedies available to us that minimize any potential losses, including initiating foreclosure and/or liquidation proceedings.

When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income until all past due principal and interest has been paid or otherwise restructured such that the interest income is determined to be collectible. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Investment Funding

We fund our investments using cash that we receive in exchange for a combination of debt and equity instruments that we issue from time to time. Our debt obligations include both secured and unsecured obligations. As a business development company we are required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. Our equity is publicly traded on the NASDAQ Global Select Market under the symbol “MCGC”.

Portfolio Valuation

We determine the value of each investment in our portfolio on a quarterly basis, and record changes in value as unrealized appreciation or depreciation in our statement of operations. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At December 31, 2006 and December 31, 2005, approximately 95% and 88%, respectively, of our total assets represented investments of which approximately 97% and 94%, respectively, are valued at fair value and approximately 3% and 6%, are valued at market value based on readily ascertainable public market quotes, respectively. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Portfolio Overview

As of December 31, 2006, our investment portfolio consisted of approximately 72% of debt investments and 28% of equity investments. Approximately 97% of our debt investments as of that date had security interests.

Our debt instruments provide for a contractual interest rate generally ranging from 10% to 16%, a portion of which may be payment-in-kind (“PIK”) which we typically do not collect until maturity. At December 31, 2006, approximately 64% of the debt investments in our portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of LIBOR or prime rate, and approximately 36% were at fixed rates. In addition, approximately 31% of our debt investment portfolio has floors of between 1.50% and 3.00% on the LIBOR base index. Our loans have stated maturities at origination that generally range from four to eight years. Our customers typically pay an origination fee based on a percentage of the commitment amount and also often pay a fee on any undrawn commitments.

The following table shows statistics of our portfolio as of December 31, 2006 and 2005, and activity for the years then ended:

(dollars in millions)	2006	2005
Portfolio by type at fair value:
Senior secured debt	$389.7	$543.0
Subordinated debt
Secured	495.0	329.5
Unsecured	24.7	61.6

Total debt investments	909.4	934.1

Preferred equity	285.1	126.7
Common equity or common equity equivalents	63.1	36.8

Total equity investments	348.2	163.5

Total portfolio	$1,257.6	$1,097.6

Portfolio by type at fair value as a percentage of total portfolio:
Senior secured debt	31.0%	49.5%
Subordinated debt
Secured	39.3%	30.0%
Unsecured	2.0%	5.6%

Total debt investments	72.3%	85.1%

Preferred equity	22.7%	11.5%
Common equity or common equity equivalents	5.0%	3.4%

Total equity investments	27.7%	14.9%

Total portfolio	100.0%	100.0%

Average investment balance per customer	$15.2	$12.1
Yield on average loan portfolio at fair value	12.9%	11.9%
Average LIBOR	5.2%	3.6%
Impact of fee accelerations of unearned fees on paid loans	0.3%	0.7%
Spread to average LIBOR on average loan portfolio at fair value	7.4%	7.6%
Total yield on average loan portfolio at fair value	12.9%	11.9%
Loans on non-accrual status as a percentage of total debt investments	3.9%	1.4%
Loans on non-accrual status as a percentage of total investments	2.8%	1.2%
Loans greater than 90 days past due as a percentage of total debt investments	2.4%	1.8%
Loans greater than 90 days past due as a percentage of total investments	1.7%	1.5%
Loans on non-accrual status or greater than 90 days past due as a percentage of total debt investments	4.1%	2.8%
Loans on non-accrual status or greater than 90 days past due as a percentage of total investments	3.0%	2.4%
% of loans with fixed interest rates	36.2%	29.2%
% of loans with floating interest rates	63.8%	70.8%
Portfolio company data:
Number of portfolio companies	83	91
Average annual revenue of portfolio companies	$103.3	$154.4
Average annual revenue of portfolio companies (excluding broadly syndicated portfolio companies)	$51.6	$45.9
Average annual EBITDA of portfolio companies	$11.6	$19.6
Average annual EBITDA of portfolio companies (excluding broadly syndicated portfolio companies)	$7.1	$8.5
Average loan to value (excluding broadly syndicated portfolio companies)	51.0%	49.0%

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value (a)	Percentage of Total Portfolio (a)
Telecommunications—CLECs (competitive local exchange carriers)	$274.1	21.8%	$213.4	19.4%
Other Communications	84.0	6.7	68.8	6.3
Healthcare	106.5	8.5	91.1	8.4
Newspaper	90.6	7.2	112.8	10.3
Publishing	68.0	5.4	72.3	6.6
Laboratory Instruments	58.4	4.6	52.1	4.7
Plastic Products	57.1	4.5	—	—
Home Furnishings	52.5	4.2	18.9	1.7
Business Services	51.2	4.1	22.2	2.1
Information Services	47.4	3.8	75.4	6.9
Broadcasting	39.9	3.2	31.9	2.9
Cable	38.7	3.1	33.3	3.0
Technology	36.2	2.9	66.1	6.0
Education	31.0	2.5	19.5	1.8
DVD Rental	28.6	2.3	—	—
Sporting Goods	26.9	2.1	—	—
Electronics	24.8	2.0	34.1	3.1
Other Media	24.1	1.9	33.9	3.1
Food Services	21.2	1.7	—	—
Retail	19.4	1.5	20.5	1.9
Auto Parts	17.2	1.4	17.0	1.5
Drugs	15.6	1.2	28.7	2.6
Leisure Activities	14.3	1.1	13.4	1.2
Photographic Studio	12.9	1.0	—	—
Cosmetics	6.3	0.5	11.3	1.0
Car Rental	—	—	13.5	1.2
Other (b)	10.7	0.8	47.4	4.3

	$1,257.6	100.0%	$1,097.6	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry classification.
(b)	No individual industry within this category exceeds 1%.

Our ten largest portfolio companies represented approximately 41.3% of the total fair value of our investments at December 31, 2006 and accounted for approximately 37.5% of our operating income during the year ended December 31, 2006. At December 31, 2006, approximately 28.5% of our portfolio at fair value was invested in companies in the communications industry. The communications industry is a regulated industry. Of the 28.5% in the communications industry, 21.8% represents our investments in CLECs, and 6.7% represents our investments in other communications companies, including telecommunications tower companies, internet service providers, wireless companies and security alarm companies. Our two largest portfolio companies, Broadview Networks Holdings, Inc. (“Broadview”) and Cleartel Communications, Inc. (“Cleartel”) are CLECs. Broadview, our largest portfolio company and one of our control investments, represented approximately 12.7% of the fair value of our investments at December 31, 2006 and approximately 14.5% of our operating income during the year ended December 31, 2006. Cleartel, our second largest portfolio company and one of our control investments, represented approximately 5.8% of the fair value of our investments at December 31, 2006 and approximately 4.8% of our operating income during the year ended December 31, 2006. See additional discussion of Broadview and Cleartel in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”

Investment Rating System

We use an investment rating system to characterize and monitor our expected level of return on each investment in our portfolio. We use the following 1 to 5 investment rating scale:

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

We monitor and, when appropriate, recommend changes to investment ratings. The valuation committee of our board of directors reviews management’s recommendations and affirms or changes the investment ratings quarterly. In most cases, where we hold multiple securities in a portfolio company, the investment rating is the same for each security in that portfolio company.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2006 and 2005:

(dollars in millions)	December 31, 2006			December 31, 2005
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	785.3	(a)	62.4%	459.0	(a)	41.8%
2	285.5		22.7	429.9		39.2
3	158.2		12.6	128.0		11.7
4	23.6		1.9	77.4		7.0
5	5.0		0.4	3.3		0.3

	$1,257.6		100.0%	$1,097.6		100.0%

(a)	At December 31, 2006 and 2005, approximately $447.4 million and $348.4 million, respectively, of our investments with an investment rating of “1” were loans to companies in which we also hold equity securities or for which we have already realized a gain on our equity investment.

COMPETITION

In general, we compete for investments with a large number of financial services companies, including commercial finance companies, commercial banks, private mezzanine and equity funds, investment banks and other investment funds such as hedge funds. These include lending subsidiaries of investment banks, other business development companies, and finance subsidiaries of large industrial corporations.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We generally compete by using our insight and knowledge of our customers’ business needs, derived from our research, analysis, and interaction of our professional staff with our customers, to offer the appropriate product mix coupled with a range of corporate finance services and information that enhances our customers’ business prospects.

OUR SUBSIDIARIES

We conduct some of our activities through wholly owned financing subsidiaries. These subsidiaries are bankruptcy remote, special purpose entities to which we transfer certain loans. Each financing subsidiary in turn transfers the loans to a Delaware statutory trust. As of December 31, 2006, we had established MCG Finance I, LLC, MCG Finance V, LLC, MCG Finance VII, LLC and MCG Finance VIII, LLC as financing subsidiaries. The transfers of the loans to the Delaware statutory trusts are structured as on-balance sheet securitizations for accounting purposes.

On December 13, 2004, we formed a subsidiary, Solutions Capital I, LP, which has applied to the United States Small Business Administration (“SBA”) for a license to operate as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958, as amended. At the same time we organized another wholly owned subsidiary, Solutions Capital GP, LLC, as a Delaware limited liability company. Solutions Capital GP, LLC will act as the general partner of Solutions Capital I, LP, while we will be the sole limited partner. We are currently in the pre-licensure phase of the licensing process and anticipate completion of the licensing process during the spring of 2007. Upon receipt of the SBA license, we intend to apply for exemptive relief from the SEC to permit us to exclude senior securities issued by the SBA to Solutions Capital I, LP from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There can be no assurance that we will be granted an SBIC license or receive the requested exemptive relief from the SEC.

We also use wholly owned subsidiaries, all of which are structured as Delaware corporations, to hold the assets of one or more of our portfolio companies. As of December 31, 2006, we had established Crystal Media Network, Inc., IH NPS Holdings, LLC, IH NYL, Inc., IH Sunshine, Inc., and MCG IH Holdings, Inc. to hold assets of certain of our portfolio companies. Some of these subsidiaries have wholly owned subsidiaries, all of which are Delaware corporations, that hold the assets of certain of our portfolio companies.

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

We intend to conduct our business so as to retain our status as a business development company. In order to retain our status as a business development company, we may not acquire any assets, other than non-investment assets necessary and appropriate to our operations as a business development company, if after giving effect to such acquisition the value of our “qualifying assets” is less than 70% of the value of our total assets.

EMPLOYEES

As of December 31, 2006, we employed 85 employees, including investment and portfolio management professionals, underwriting, compliance, accounting, finance and human resources professionals, in-house legal counsel, and administrative staff. We believe that our relations with our employees are good.

INVESTMENT ADVISER

We have no investment adviser and are internally managed by our executive officers under the supervision of the board of directors. Our investment decisions are made by our officers, directors and senior investment professionals who serve on our credit and investment committees, as discussed under “—Operations—Investment Approval Process” above. None of our executive officers or other employees has the authority to individually approve any investment.

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

•

distribute each year to stockholders at least 90% of our “investment company taxable income” (which is defined in the Internal Revenue Code generally as ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses), and 90% of any ordinary pre-RIC built-in gains we recognize between January 1, 2002 and December 31, 2011, less our taxes due on those gains (collectively, the “90% Distribution Requirement”), we will be entitled to deduct, and therefore will not be subject to U.S. federal income tax on, the portion of our income we distribute or are deemed to distribute to stockholders (other than any built-in gain recognized between January 1, 2002 and December 31, 2011). We will be subject to U.S. federal income tax at the regular corporate rate on any income not distributed (or deemed distributed) to our stockholders. We will be subject to a 4% nondeductible U.S. federal excise tax to the extent we do not distribute (actually or on a deemed basis) in a timely manner 98% of our ordinary income for each calendar year, 98% of our capital gain net income for each calendar year, and any income realized but not distributed in prior calendar years.

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

•

at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of (i) one issuer, (ii) two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and are engaged in the same or similar or related trades or businesses or (iii) one or more “qualified publicly traded partnerships” (known as the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We also may have to include in income other amounts that we have not yet received in cash, such as payment-in-kind interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a cash distribution to our stockholders in the amount of that non-cash income in order to satisfy the 90% Distribution Requirement, even though we will not have received any cash representing such income.

If we fail to satisfy the 90% Distribution Requirement or fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level tax, reducing the amount available to be distributed to our stockholders, and all of our distributions to our stockholders will be characterized as ordinary dividends (to the extent of our current and accumulated earnings and profits). Such dividends generally would be subject to tax to non-corporate U.S. Stockholders at a maximum rate of 15 percent.

Treatment of Pre-Conversion Built-in Gain

Through December 31, 2001, we were subject to tax as an ordinary corporation under Subchapter C of the Internal Revenue Code. As of January 1, 2002, we held substantial assets (including intangible assets not reflected on the balance sheet, such as goodwill) with built-in gain (i.e., with a fair market value in excess of tax basis). Under a special tax rule that applies to corporations that convert from taxation under Subchapter C of the Internal Revenue Code to taxation as a RIC, we are required to pay corporate level tax on the amount of any net built-in gains we recognize within ten years after the effective date of our election to be treated as a RIC. Any such corporate level tax will be payable at the time those gains are recognized (which, generally, will be the years in which we sell or dispose of the built-in gain assets in a taxable transaction). Based on the assets that we hold as of December 31, 2006 that we currently anticipate selling within the ten-year period beginning January 1, 2002 and ending December 31, 2011, we expect we may have to pay a built-in gain tax of up to $0.4 million at current corporate tax rates. The amount of this tax will vary depending on the assets that are actually sold by us in this ten-year period and applicable tax rates. Under Treasury Regulations, recognized built-in gains (or losses) will generally retain their character as capital gain or ordinary income (or capital or ordinary losses). Recognized built-in gains that are ordinary in character will be included in our investment company taxable income, and we must distribute to our stockholders at least 90% of any such built-in gains recognized within the ten-year period, net of the corporate taxes paid by us on the built-in gains. Any such amount distributed will be taxable to stockholders as ordinary income. Recognized built-in gains within the ten-year period, net of taxes, that are capital gains will be distributed or deemed distributed to our stockholders. Any such amount distributed or deemed distributed will be taxable to stockholders as a capital gain.

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

•	does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

•	does not have a class of securities listed on a national securities exchange;

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

Our board of directors has appointed a chief compliance officer pursuant to the requirements of the 1940 Act. We are subject to periodic examination by the SEC for compliance with the 1940 Act.

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

On April 4, 2006 we received an exemptive order of the SEC to permit us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees and directors. We believe that the particular characteristics of our business, the dependence we have on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel in the form of restricted stock. The issuance of restricted shares of our common stock requires the approval of our stockholders. Our stockholders approved our 2006 Employee Restricted Stock Plan and our 2006 Non-employee Restricted Stock Plan in June 2006.

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

In addition, as a publicly held company we are subject to compliance with the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002, as well as the rules and regulations promulgated thereunder, imposed a wide variety of regulatory requirements on publicly held companies and their insiders, which affect us. For example:

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

During 2006, a special committee of the independent members of our board of directors (the “Independent Committee”) was formed after the timeliness of reimbursements of certain tax withholding payments was brought to the attention of the Audit Committee by our executive officers. The Independent Committee conducted a review of the timeliness of certain loan payments and tax withholding reimbursements involving six of our current and former executive officers and has reported these matters to the staff of the Securities and Exchange Commission (the “SEC Staff”). On September 21, 2006, we reported that the review by the Independent Committee had been substantially completed, although the SEC Staff has requested that we furnish additional information. The Independent Committee believes it has fully cooperated with the SEC Staff and it will continue to do so. The SEC Staff may also require additional information in the future, the nature and scope of which cannot be determined at this time. As part of its review, the Independent Committee considered whether there were any violations of the Company’s code of business conduct and ethics and the federal securities laws, including but not limited to, Section 402 of the Sarbanes-Oxley Act of 2002 (Section 13(k) of the Securities Exchange Act of 1934). Based upon its review, the Independent Committee concluded that certain violations of our code of business conduct and ethics did occur and reached no conclusion regarding Section 402 of the Sarbanes-Oxley Act of 2002. We continue to believe that there will be no impact on previously reported earnings as a result of these matters. We have instituted procedures to ensure concurrent payment to the Company of all future obligations of executive officers resulting from tax withholding paid by the Company on behalf of its executive officers, and we have taken certain other actions as previously disclosed.

In addition, we have adopted certain policies and procedures intended to comply with the NASDAQ Global Select Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.

QUARTERLY DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At the time of this filing, we do not have any preferred stock outstanding.

DETERMINATIONS OF NET ASSET VALUE IN CONNECTION WITH OFFERINGS

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of the Company and our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

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

To the extent that there is even a remote possibility that we may issue shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made, then the board of directors will elect either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine the net asset value of our common stock within two days prior to any such sale to ensure that such sale will not be below our then current net asset value. Moreover, to the extent that there is even a remote possibility that we may trigger the undertaking (which we provided to the SEC in our registration statements) to suspend the offering of shares of our common stock if the net asset value of our common stock fluctuates by certain amounts in certain circumstances until the prospectus is amended, then the board of directors will elect to comply with such undertaking or to undertake to determine the net asset value of our common stock to ensure that such undertaking has not been triggered.

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Annual Report, including our financial statements and the related notes and the schedules and exhibits to this Annual Report.

Because there is generally no established market from which to value most of our investments, our board of directors’ determination of the value of our investments may differ materially from the values that a ready market or third party would attribute to these investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board. We are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that we believe has decreased in value. Because there is typically no public market for the securities of the companies in which we invest, our board will determine the fair value of these securities on a quarterly basis pursuant to our valuation policy. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

We primarily make investments in privately owned middle market companies, which may default on their loans or fail to perform as we expect, thereby reducing or eliminating the return on our investments.

Our portfolio primarily consists of debt and equity investments in privately owned middle market businesses. Compared to larger publicly owned companies, these middle market companies may be more vulnerable to economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position, and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Typically, their success depends on the management talents and efforts of an individual or a small group of persons. The death, disability or resignation of any of their key employees could harm their financial condition. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any collateral for the loan.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher risk of loss than advances made to customers who are able to utilize traditional credit sources, including the risk that our loans may not be repaid.

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

From time to time we target specific industries in which to invest on a recurring basis, which could cause a high concentration of our portfolio in a specific industry. At December 31, 2006, approximately 28.5% of our portfolio at fair value was invested in companies in the communications industry. Of the 28.5% in the communications industry, 21.8% represents our investments in CLECs, and 6.7% represents our investments in other communications companies. If our customers in the communications industry, or any other industry in which our portfolio is or may become concentrated, suffer due to adverse business conditions or due to economic slowdowns or downturns, we will be more vulnerable to losses in our portfolio and our operating results may be negatively impacted.

Our financial results could be negatively affected if Broadview Networks Holdings, Inc. fails to perform as expected.

At December 31, 2006, our largest portfolio investment was Broadview Networks Holdings, Inc. (“Broadview”), which totaled $159.8 million at fair value, or 12.7% of the fair value of our investments, and accounted for approximately $22.3 million, or 14.5% of our operating income during 2006. We own preferred securities of Broadview, which entitle us to a preferred claim of approximately $237.7 million, plus dividends, which accumulate at an annual rate of 12%, compounded quarterly, on our preferred claim. We currently recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends will be dependent upon the performance and value of Broadview. Our financial results could be negatively affected if this portfolio company fails to perform as expected or if we are unable to recognize these dividends as income on a quarterly basis.

Economic downturns or recessions could impair our customers’ financial position and operating results, which could, in turn, harm our operating results and reduce our volume of new investments.

Many of the companies in which we have made or will make investments may be susceptible to economic downturns or recessions. An economic downturn or recession may affect the ability of a company to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic downturns or recessions could lead to financial losses in our portfolio and decreases in revenue, net income and assets.

An economic downturn could disproportionately impact the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could negatively impact our financial results.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investment originations and negatively impact our financial results.

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

As of December 31, 2006, we had $521.9 million of outstanding borrowings under our debt facilities. As of December 31, 2006, the weighted average annual interest rate on all of our outstanding borrowings was 6.22%, excluding the amortization of deferred debt issuance costs. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2006 total assets of at least 2.46%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $213.5 million as of December 31, 2006.

Our securitization facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code. In addition, some of our debt facilities, including our unsecured notes, contain cross-default provisions, whereby a default under one of our debt facilities could constitute a default under other debt facilities. In addition, if any of Steven F. Tunney, our President and Chief Executive Officer, B. Hagen Saville, one of our Executive Vice Presidents, and Robert J. Merrick, our Chief Investment Officer ceases to be actively involved in our management, the lender under one of our warehouse financing facilities could, absent a waiver or cure, replace us as the servicer of the loans and declare a default. In addition, if either of Mr. Tunney or Mr. Saville ceases to be an executive officer of MCG actively involved in our management, the lender of our $100.0 million revolving unsecured credit facility could, absent a waiver or cure, declare a default.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At December 31, 2006, this ratio was approximately 239%.

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

Our Revolving Unsecured Credit Facility is scheduled to expire on June 18, 2007. Our Commercial Loan Funding Trust Facility $250.0 million warehouse financing facility through Three Pillars Funding, LLC is scheduled to terminate on November 7, 2007, but is subject to annual renewal by the lender and may be extended under certain circumstances. The next renewal date for this facility is July 27, 2007.

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

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control the entity, and management of the company may make decisions that could decrease the value of our portfolio holdings.

We make both debt and minority equity investments. For these investments we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of that company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Investments in equity securities involve a substantial degree of risk.

We may purchase common stock and other equity securities, including warrants. Although equity securities have historically generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate and may decline in value or lose all value, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.

You may not receive distributions.

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Regulation as a Business Development Company.” If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. See “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.” We cannot assure you that you will receive any distributions or distributions at a particular level.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income in advance of receiving cash payment, and are separately identified on our consolidated statements of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain regulated investment company tax treatment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.”

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

We depend on the continued services of our executive officers and other key management personnel. The loss of any of our executive officers or key management personnel could result in inefficiencies in our operations and lost business opportunities, which could have a negative impact on our business.

Fluctuations in interest rates could adversely affect our income.

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally have no effect on the existing fixed rate loans in our portfolio. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 63% of the loans in our portfolio, based on amounts outstanding at cost as of December 31, 2006, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 37% were at fixed rates. From January 1, 2004 to December 31, 2006, the three-month LIBOR has increased from 1.15% to 5.36%.

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

The Independent Committee has reported these matters to the staff of the Securities and Exchange Commission (the “SEC Staff”) and has also reported the results of the review to date to the SEC Staff. The review by the Independent Committee has now been substantially completed, although the SEC Staff has requested that we furnish additional information. Based upon the facts known to the Independent Committee as of the present date, the Independent Committee has concluded that certain violations of our code of business conduct and ethics did occur and reached no conclusion regarding Section 402 of Sarbanes-Oxley. The Independent Committee believes that it has fully cooperated with the SEC Staff and will continue to do so. The SEC Staff may also require further information in the future, the nature and scope of which cannot be determined at this time.

As a result of our internal review, we may become subject to SEC investigations and/or litigation, which may not be resolved favorably and will require significant management time and attention, and we could incur costs, which could negatively affect our business, results of operations and cash flows. There are no assurances that an investigation or litigation will not commence, and if commenced, that it will result in the same conclusions as those reached in the Independent Committee’s review.

Item 1B.    Unresolved SEC Staff Comments

None.

Item 2.    Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 30,000 square feet of office space in Arlington, Virginia for our corporate headquarters. In addition, we have amended our lease of office space for our headquarters in Arlington, Virginia to provide for an additional 11,500 square feet which we anticipate to commence in late 2007. We also lease office space in Richmond, Virginia.

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

Item 4.    Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MCGC.” The following table sets forth the range of high and low closing prices of our common stock as reported on the NASDAQ Global Select Market for each of the quarterly periods during 2006 and 2005.

	Price Range
Quarter Ended	High	Low
March 31, 2005	$17.57	$15.05
June 30, 2005	17.20	15.08
September 30, 2005	18.42	16.85
December 31, 2005	16.85	14.07
March 31, 2006	16.19	14.06
June 30, 2006	15.98	13.85
September 30, 2006	17.02	15.28
December 31, 2006	20.80	16.00

As of February 26, 2007, we had approximately 137 shareholders of record. Such number of shareholders of record does not reflect shareholders who beneficially own common stock in nominee or street name.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2006, we issued a total of 14,588 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $218 thousand.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the three months ended December 31, 2006.

DISTRIBUTION POLICY

We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may elect to make deemed distributions to our stockholders of certain net capital gains.

As a business development company that has elected to be treated as a regulated investment company, we generally are required to (1) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains that we recognize in order to deduct distributions made (or deemed made) to our shareholders and (2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) in order to avoid an excise tax.

Through December 31, 2006, we have made distributions in excess of our earnings of approximately $90.4 million, which excludes our net unrealized appreciation on our investments of $14.9 million. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following table summarizes our distributions declared since January 1, 2005:

Date Declared	Record Date	Payment Date	Amount
February 15, 2007	March 15, 2007	April 27, 2007	$0.44
October 26, 2006	November 22, 2006	January 30, 2007	0.42
July 27, 2006	August 24, 2006	October 30, 2006	0.42
April 27, 2006	May 25, 2006	July 28, 2006	0.42
February 16, 2006	March 16, 2006	April 27, 2006	0.42
October 26, 2005	November 23, 2005	January 30, 2006	0.42
July 27, 2005	August 25, 2005	October 28, 2005	0.42
April 27, 2005	May 26, 2005	July 28, 2005	0.42
February 23, 2005	March 14, 2005	April 28, 2005	0.42

Since December 2001, we have declared distributions totaling $9.75 per share. For 2007, we currently estimate that our dividends will be at least $1.76 per share. This estimate takes into consideration our estimates of distributable net operating income (which is equal to net operating income excluding long-term incentive compensation), net income, capital gains, and taxable income for 2007.

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

The table below shows the detail of our distributions for the years ended December 31, 2006 and 2005:

	2006		2005
Ordinary income (a)	$1.01	60.1%	$1.31	78.0%
Capital gains (a)	—	—	0.15	9.0%
Return of capital (b)	0.67	39.9%	0.22	13.0%

Total reported on tax Form 1099-DIV	$1.68	100.0%	$1.68	100.0%

(a)	Ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and capital gains are reported on Form 1099-DIV in various sub-categories which have differing tax treatments to shareholders. Those subcategories have not been shown here.

(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

On a tax basis, distributions to stockholders in 2006 were approximately $53.0 million ordinary income and $35.2 million of return of capital, and in 2005 were approximately $61.6 million of ordinary income, $7.1 million of capital gain, and $10.2 million of return of capital.

The following table is a reconciliation of GAAP net income to taxable net income for the years ended December 31, 2006 and 2005:

(dollars in thousands)	2006	2005
Net income	$100,949	$68,193
Net loss of subsidiary not consolidated for tax purposes	—	1,744
Net change in unrealized (appreciation) depreciation on investments not taxable until realized	(34,604)	1,343
Timing difference related to deductability of long-term incentive compensation	2,468	3,262
Interest income on nonaccrual loans that is taxable	3,612	2,437
Dividend income accrued for GAAP purposes which is not yet taxable	(21,612)	(6,516)
Federal tax expense	2,661	(595)
Other, net	(93)	(2,594)

Taxable income before deductions for distributions	$53,381	$67,274

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Russell 2000 Index and the NASDAQ Financial 100 Index, for the period December 31, 2001 through December 31, 2006. The graph assumes that, on December 31, 2001, a person invested $100 in each of our common stock, the Russell 2000 Index, and the NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Item 6.    Selected Financial Data

The following selected financial data, excluding the “Other data (at period end)”, is derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto.

	Year Ended December 31,
(dollars in thousands except per share and other data)	2006	2005	2004	2003	2002
Income Statement Data:
Operating income	$154,393	$119,545	$93,117	$80,690	$76,933
Net operating income before investment gains and losses	83,644	60,515	45,090	47,595	44,751
Net income	100,949	68,193	47,647	41,975	3,215

Per Common Share Data:
Earnings per common share—basic (a)	1.86	1.42	1.16	1.28	0.11
Earnings per common share—diluted (a)	1.86	1.42	1.15	1.28	0.11
Net operating income before investment gains and losses per common share basic and diluted	1.54	1.26	1.09	1.45	1.57
Net asset value per common share (b)	12.83	12.48	12.22	11.98	11.56
Cash dividends declared per common share	1.68	1.68	1.68	1.65	1.76

Selected Period-End Balances:
Total investment portfolio	1,257,612	1,097,560	880,400	698,942	688,870
Total assets	1,319,268	1,244,487	1,053,511	790,915	744,993
Borrowings	521,883	541,119	467,400	304,131	363,838

Other data (at period-end):
Number of portfolio companies	83	91	97	81	79
Number of employees (c)	85	128	112	53	56

(a)	See Note 10 to our Consolidated Financial Statements under Item 8.
(b)	Based on common shares outstanding at period-end.
(c)	The number of employees at December 31, 2005 and December 31, 2004 include 51 and 47 employees, respectively, of our former subsidiary Kagan Research, LLC.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial Data and Other Data, and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

MCG Capital Corporation is a solutions-focused commercial finance company providing capital and advisory services to middle market companies throughout the United States. We make debt and equity investments primarily in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $25 million, which we refer to as “middle market” companies. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We primarily acquire new customers directly through our contacts with owner operators and other investors, such as private equity sponsors.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 or the “1940 Act”. As a business development company, we are required to meet various regulatory tests which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code. In order to continue to qualify as a RIC for federal income tax purposes, we must meet certain requirements, including certain minimum distribution requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. From time to time our wholly owned subsidiaries may execute transactions that trigger corporate level tax liabilities. In such cases, we recognize a tax provision in the period that the taxable event becomes probable.

Portfolio Composition and Investment Activity

The total value of our investment portfolio, exclusive of unearned income, was $1,257.6 million and $1,097.6 million at December 31, 2006 and December 31, 2005, respectively. During the year ended December 31, 2006, we originated investments in 35 portfolio companies (some of which were new customers and some of which were existing customers) and made advances to existing customers pursuant to contractual terms. Our gross originations and advances totaled $595.8 million and $578.3 million during the years ended

December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, the total value of newly originated investments, additional investments in existing portfolio companies, accrual of payment-in-kind interest and dividends, and net unrealized appreciation on investments, net of sales and repayments of securities, resulted in a $160.0 million increase in the total portfolio value of our investments, exclusive of unearned income.

Total portfolio investment activity (exclusive of unearned income) for the years ended December 31, 2006 and 2005 was as follows:

(dollars in millions)	2006	2005
Beginning investment portfolio	$1,097.6	$880.4
Originations and advances	595.8	578.3
Gross payments/reductions/sales of securities/other	(455.6)	(368.8)
Net unrealized gains	23.6	5.1
Net realized (losses) gains	(14.6)	9.0
Reversals of unrealized depreciation (appreciation)	10.8	(6.4)

Ending investment portfolio	$1,257.6	$1,097.6

During 2006, we continued to diversify our investment portfolio on an industry basis. We also reduced our investments in secured senior debt while we increased our investments in subordinated debt and equity. During the year ended December 31, 2006, our increase in equity investments was primarily driven by the increase in our investments in control companies. At December 31, 2006, our control investments totaled approximately $526.1 million, compared to approximately $305.6 million at December 31, 2005. Another component of the increase in equity investments during the year ended December 31, 2006 was the conversion of our subordinated unsecured debt in Broadview to preferred shares in Broadview.

The following table shows our portfolio of investments by security type at December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Secured senior debt	$389.7	31.0%	$543.0	49.5%
Subordinated debt
Secured	495.0	39.3	329.5	30.0
Unsecured	24.7	2.0	61.6	5.6

Total debt investments	909.4	72.3	934.1	85.1

Preferred equity	285.1	22.7	126.7	11.5
Common/common equivalents equity	63.1	5.0	36.8	3.4

Total equity investments	348.2	27.7	163.5	14.9

Total portfolio	$1,257.6	100.0%	$1,097.6	100.0%

The following table shows our gross originations and advances during 2006 and 2005 by security type:

(dollars in millions)	2006	2005
Secured senior debt	$176.0	$245.1
Subordinated debt	256.7	249.0
Preferred equity	154.2	66.2
Common/common equivalents equity	8.9	18.0

Total	$595.8	$578.3

The following table shows our gross payments, reductions, and sales of securities during 2006 and 2005 by security type:

(dollars in millions)	2006	2005
Secured senior debt	$307.5	$281.1
Subordinated debt	135.6	39.2
Equity	12.5	48.5

Total	$455.6	$368.8

During the year ended December 31, 2006, gross originations and advances and gross repayments and sales of equity securities by security type included $51.1 million of Broadview unsecured debt which was converted to preferred equity during the third quarter 2006.

During the years ended December 31, 2006 and 2005, our gross payments, reductions and sales of securities by transaction type included:

(dollars in millions)	2006	2005
Scheduled principal amortization	$35.9	$77.0
Secured senior loan sales	102.7	25.6
Principal repayments	286.5	210.3
Payment of accrued paid-in-kind interest and dividends	19.9	7.4
Sales of equity investments	10.6	48.5

Total	$455.6	$368.8

The majority of our senior loan sales during the year ended December 31, 2006 were due to our efforts to reduce the percentage of the portfolio that is comprised of secured senior debt.

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2006 and December 31, 2005 (excluding unearned income):

	December 31, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value (a)	Percentage of Total Portfolio (a)
(dollars in millions)
Telecommunications—CLECs (competitive local exchange carriers)	$274.1	21.8%	$213.4	19.4%
Other Communications	84.0	6.7	68.8	6.3
Healthcare	106.5	8.5	91.1	8.4
Newspaper	90.6	7.2	112.8	10.3
Publishing	68.0	5.4	72.3	6.6
Laboratory Instruments	58.4	4.6	52.1	4.7
Plastic Products	57.1	4.5	—	—
Home Furnishings	52.5	4.2	18.9	1.7
Business Services	51.2	4.1	22.2	2.1
Information Services	47.4	3.8	75.4	6.9
Broadcasting	39.9	3.2	31.9	2.9
Cable	38.7	3.1	33.3	3.0
Technology	36.2	2.9	66.1	6.0
Education	31.0	2.5	19.5	1.8
DVD Rental	28.6	2.3	—	—
Sporting Goods	26.9	2.1	—	—
Electronics	24.8	2.0	34.1	3.1
Other Media	24.1	1.9	33.9	3.1
Food Services	21.2	1.7	—	—
Retail	19.4	1.5	20.5	1.9
Auto Parts	17.2	1.4	17.0	1.5
Drugs	15.6	1.2	28.7	2.6
Leisure Activities	14.3	1.1	13.4	1.2
Photographic Studio	12.9	1.0	—	—
Cosmetics	6.3	0.5	11.3	1.0
Car Rental	—	—	13.5	1.2
Other (b)	10.7	0.8	47.4	4.3

	$1,257.6	100.0%	$1,097.6	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry classification.
(b)	No individual industry within this category exceeds 1%.

At December 31, 2006, our ten largest portfolio companies represented approximately 41.3% of the total fair value of our investments. These ten customers accounted for approximately 37.5% of our operating income during the year ended December 31, 2006. At December 31, 2006, approximately 28.5% of our portfolio at fair value was invested in companies in the communications industry, of which 21.8% were in CLECs. Our two largest portfolio companies, Broadview Networks Holdings, Inc. (“Broadview”) and Cleartel Communications, Inc. (“Cleartel”) are CLECs. Our remaining investments in the communications industry include telecommunications tower companies, Internet service providers, wireless companies and security alarm companies.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2006 and December 31, 2005:

(dollars in millions)	December 31, 2006			December 31, 2005
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	785.3	(a)	62.4%	459.0	(a)	41.8%
2	285.5		22.7	429.9		39.2
3	158.2		12.6	128.0		11.7
4	23.6		1.9	77.4		7.0
5	5.0		0.4	3.3		0.3

	$1,257.6		100.0%	$1,097.6		100.0%

(a)	At December 31, 2006 and 2005, approximately $447.4 million and $348.4 million, respectively, of our investments with an investment rating of “1” were loans to companies in which we also hold equity securities or for which we have already realized a gain on our equity investment.

When one of our loans becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all past due principal and interest has been paid or otherwise restructured such that the interest income is determined to be collectible. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, at December 31, 2006 and December 31, 2005:

	December 31, 2006			December 31, 2005
(dollars in millions)	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 90 days past due
On non-accrual status	$20.1	2.21%	1.60%	$3.2	0.34%	0.29%
Not on non-accrual status	1.8	0.20%	0.14%	13.6	1.45%	1.23%

Total loans greater than 90 days past due	$21.9	2.41%	1.74%	$16.8	1.79%	1.52%

Loans on non-accrual status
0 to 90 days past due	$15.3	1.68%	1.21%	$9.5	1.02%	0.87%
Greater than 90 days past due	20.1	2.21%	1.60%	3.2	0.34%	0.29%

Total loans on non-accrual status	$35.4	3.89%	2.81%	$12.7	1.36%	1.16%

Loans on non-accrual status or greater than 90 days past due	$37.2	4.09%	2.95%	$26.3	2.81%	2.39%

The increase in loans on non-accrual status from $12.7 million at December 31, 2005 to $35.4 million at December 31, 2006 is primarily due to one portfolio company that we placed on non-accrual status during the year ended December 31, 2006.

Results of Operations

Comparison of the Years Ended December 31, 2006 and 2005

The following table shows the components of our net income for the years ended December 31, 2006 and 2005:

(dollars in millions)	2006	2005	Change	Percentage Change
Operating income
Interest and dividend income	$132.9	$96.7	$36.2	37%
Loan fees	6.0	9.6	(3.6)	(38)%

Total interest and dividend income	138.9	106.3	32.6	31%
Advisory fees and other income	15.5	13.2	2.3	17%

Total operating income	154.4	119.5	34.9	29%
Operating expenses
Interest expense	36.3	23.1	13.2	57%
Employee compensation:
Salaries and benefits	20.3	19.3	1.0	5%
Long-term incentive compensation	4.5	6.5	(2.0)	(31)%

Total employee compensation	24.8	25.8	(1.0)	(4)%
General and administrative expense	9.7	10.1	(0.4)	(4)%

Total operating expenses	70.8	59.0	11.8	20%

Net operating income before investment gains and provision for income taxes on investment gains	83.6	60.5	23.1	38%
Net investment gains before taxes	20.0	7.7	12.3	160%
Provision for income taxes on investment gains	2.7	—	2.7	100%

Net income	$100.9	$68.2	$32.7	48%

Total Operating Income

Total operating income includes interest and dividend income, loan fees and advisory fees and other income. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Dividend income results from dividends earned on our equity investments or from dividends declared and paid by our portfolio companies. Dividend income will vary from period to period depending upon the level of yield on our equity investments and the amount of equities outstanding, as well as the value of the underlying securities.

Total interest and dividend income, which includes loan fees, increased $32.6 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. Interest income, exclusive of loan fees increased approximately $24.8 million during the year ended December 31, 2006 compared to the year ended December 31, 2005, due to the increase in LIBOR, which had an impact of approximately $13.9 million, the growth in the size of our loan portfolio, which had an impact of approximately $11.0 million, and an decrease in the spread to LIBOR in our loan portfolio, which had an impact of approximately $(0.1) million. We include in interest income certain amounts that we have not received in cash, such as contractual paid-in-kind (PIK) interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid either by contract or the portfolio company’s choice, but is generally paid at the end of the loan term. For the year ended December 31, 2006, PIK interest income totaled $14.7 million, compared to $12.7 million for the year ended December 31, 2005. At December 31, 2006 our total PIK loan balance represented $11.1 million, or 0.9% of our portfolio of investments, compared to $13.5 million, or 1.2%, of our portfolio of investments as of December 31, 2005. The following table shows the PIK related activity for the years ended December 31, 2006 and 2005:

(dollars in millions)	2006	2005
Beginning PIK loan balance	$13.5	$17.3
PIK interest earned during the period	14.7	12.7
Principal payments of cash on PIK loans	(13.8)	(10.4)
PIK loans converted to other securities	(9.9)	(5.7)
Interest receivable converted to PIK	7.2	—
Realized loss	(0.6)	(0.4)

Ending PIK loan balance	$11.1	$13.5

Dividend income increased approximately $11.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, due to an increase in dividends declared by our portfolio companies and an increase in accruing preferred dividends. Certain of our equity investments have stated accruing dividend rates, for which we accrue dividends as they are earned to the extent we believe they will ultimately be paid. The accrued dividend balance at December 31, 2006 was approximately $33.6 million, or 2.7% of our portfolio of investments, compared to $12.4 million, or 1.1%, of our portfolio of investments at December 31, 2005. Our dividend activity for the years ended December 31, 2006 and 2005 was as follows:

(dollars in millions)	2006	2005
Beginning accrued dividend balance	$12.4	$5.4
Dividend income earned during the period	23.9	12.4
Payment of previously accrued dividends	(2.7)	—
Accrued dividends converted to other securities	—	(5.4)

Ending accrued dividend balance	$33.6	$12.4

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan fee income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. Loan fees for the years ended December 31, 2006 and 2005, were approximately $6.0 million and $9.6 million, respectively.

The following table shows our loan fee activity during the years ended December 31, 2006 and 2005:

(dollars in millions)	2006	2005
Beginning unearned income balance	$9.1	$12.5
Additional deferred fees	6.4	6.2
Unearned income recognized	(6.0)	(9.6)

Ending unearned income balance	$9.5	$9.1

The total yield on our debt portfolio at fair value for the years ended December 31, 2006 and 2005 was 12.9% and 11.9%, respectively. The average LIBOR for the year ended December 31, 2006 was 5.2%, an increase of 1.6% from 3.6% for the year ended December 31, 2005. The average spread to LIBOR for the years ended December 31, 2006 was 7.7%, a decrease of approximately 0.6% from 8.3% for the year ended December 31, 2005, primarily due to an increase in the level of fixed rate loans as well as a decrease in amortizing fee income and fee accelerations.

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Advisory fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The increase in fees and other income of $2.3 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to increases in equity structuring fees of $3.5 million, advisory and management fees of $0.8 million, prepayment fees of $3.0 million, and bank interest and other fees of approximately $0.2 million, partially offset by a decrease in research fees of ($5.3) million due to the deconsolidation of Kagan Research, LLC effective January 1, 2006.

For the year ended December 31, 2006, our largest portfolio company, Broadview, accounted for approximately $22.3 million, or 14.5%, of our total operating income compared to approximately $17.5 million, or 14.6%, of our total operating income for the year ended December 31, 2005. During the year ended December 31, 2006, our operating income from our Broadview investment was comprised of interest and dividend income. During the third quarter of 2006, we converted all our debt investments in Broadview to preferred equity. As of December 31, 2006, our preferred equity investments in Broadview entitle us to a preferred claim of approximately $237.7 million, prior to claims by Broadview common shareholders. We are also entitled to accumulating dividends on our preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $237.7 million but are not payable in cash on a current basis. Based on our current investments in Broadview our future earnings will all be in the form of accumulating dividend income. Further, because accumulating dividends are typically not considered part of taxable income until they are received in cash, it is possible that our GAAP earnings may exceed our taxable earnings by a significant amount until such time as this investment is liquidated.

For the year ended December 31, 2006, our second largest portfolio company, Cleartel, accounted for $7.5 million, or 4.8% of our total operating income, compared to $3.7 million, or 3.1%, of our total operating income for the year ended December 31, 2005. During the year ended December 31, 2006, our operating income from our Cleartel investment was comprised of interest and fee income. A portion of the interest income for the year ended December 31, 2006 was in the form of payment-in-kind interest; however, the debt was restructured during the year and is currently current pay interest.

Our ability to recognize income from our investments in Broadview and Cleartel on an ongoing basis will be dependent upon the performance and value of each company.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense of approximately $13.2 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005, is primarily attributable to an increase of $8.1 million due to increases in LIBOR, an increase of $1.7 million due to increases in the spread to LIBOR, and an increase of $3.4 million due to higher average borrowings. Of the $1.7 million increase due to increases in the spread to LIBOR, $0.5 million is attributable to the amortization of deferred debt issuance costs. The increase in deferred debt issuance cost amortization is primarily attributable to the expenses associated with the redemption of our Series 2004-1 Notes during the third quarter of 2006.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and long-term incentive compensation. The increase in salaries and benefits expense of $1.0 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005 is primarily due to an increase of approximately $3.7 million in salaries and benefits and $1.5 million of severance costs related to our former CEO, partially offset by a decrease of approximately $4.2 million due to the deconsolidation of Kagan Research, LLC. Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and 2006 and dividends on shares securing employee loans. Long-term incentive compensation decreased $2.0 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to a decrease in the lapsing of forfeiture provisions on shares of restricted stock and fewer dividends on shares securing employee loans during the year ended December 31, 2006 compared to the year ended December 31, 2005, partially offset by a charge of $0.7 million related to the accelerated vesting of certain restricted shares held by our former CEO.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses decreased approximately $0.4 million during the year ended December 31, 2006 compared to the year ended December 31, 2005, due to a decrease of approximately $2.8 million due to the deconsolidation of Kagan Research LLC, partially offset by professional fees of approximately $1.4 million incurred in conjunction with the independent review of certain tax withholding reimbursements and loan repayments by our current and former executive officers, as previously disclosed, an increase in directors fees of approximately $0.3 million and an increase in recruiting and other general and administrative costs of approximately $0.7 million.

Net Operating Income Before Investment Gains and Losses and Provision For Income Taxes on Investment Gains

Net operating income before investment gains and losses and provision for income taxes on investment gains for the year ended December 31, 2006 totaled $83.6 million, an increase of approximately $23.1 million compared with $60.5 million for the year ended December 31, 2005. This increase is due to the items discussed above. During the year ended December 31, 2005, our wholly owned subsidiary, Kagan Research, LLC, accounted for losses of approximately ($1.7) million. Effective January 1, 2006, Kagan Research, LLC no longer qualified as a consolidated subsidiary of the Company.

Net Investment Gains and Losses Before Income Taxes on Investment Gains

Net investment gains before income taxes on investment gains totaled approximately $20.0 million for the year ended December 31, 2006, compared to $7.7 million for the year ended December 31, 2005. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the year ended December 31, 2006:

			Year Ended December 31, 2006
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Broadview Network Holdings, Inc.	Communications	Control	$—	$38,064	$—	$38,064
Jenzabar, Inc.	Technology	Non-affiliate	—	9,550	—	9,550
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	583	4,423	—	5,006
dick clark productions, inc.	Broadcasting	Non-affiliate	—	4,363	—	4,363
Midwest Tower Partners, LLC	Communications	Control	—	3,882	—	3,882
Stratford Schools Holdings, Inc.	Education	Non-affiliate	—	3,771	—	3,771
RadioPharmacy Investors, LLC	Healthcare	Control	—	3,135	—	3,135
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	4,054	1,940	(3,334)	2,660
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	1,615	—	1,615
Miles Media Holding, Inc.	Publishing	Non-affiliate	—	1,282	—	1,282
Working Mother Media, Inc.	Publishing	Control	—	828	—	828
Superior Publishing Corporation	Newspaper	Control	—	700	—	700
I-55 Internet Services, Inc.	Communications	Non-affiliate	—	—	606	606
Crystal Media Network, LLC	Broadcasting	Control	(2,245)	(39)	2,561	277
Telecomm South, LLC	Communications	Control	(1,493)		1,493	—
Copperstate Technologies, Inc.	Security Alarm	Control	(1,483)	—	1,053	(430)
iVerify, US Inc.	Communications	Affiliate	—	(578)	—	(578)
West Coast WirelessLines	Publishing	Control	(781)	(586)	586	(781)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(807)	—	(807)
Platinum Wireless, Inc.	Communications	Control	—	(839)	—	(839)
Jupitermedia Corporation	Information Services	Non-affiliate	—	(908)	—	(908)
GoldenSource Holdings, Inc.	Technology	Non-affiliate	(3,363)	—	—	(3,363)
Fawcette Technical Publications Holding	Publishing	Control	(10,059)	(2,197)	8,319	(3,937)
Total Sleep Holdings, Inc.	Healthcare	Non-affiliate	—	(3,971)	—	(3,971)
Cleartel Communications, Inc.	Communications	Control	—	(40,072)	—	(40,072)
Other			200	67	(303)	(36)

Total			$(14,587)	$23,623	$10,981	$20,017

Our board of directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. In connection with our process for determining fair value as of December 31, 2006, we retained two independent valuation firms to perform independent valuations of certain of our portfolio companies. Independent valuations were obtained for eleven portfolio companies including all companies in which we hold equity positions with fair value greater than $10.0 million as of December 31, 2006. These valuations were considered by our board of directors in their determination of fair value. The following table summarizes the independent valuations performed:

(dollars in millions)	Total Investment Value	Equity Investment Value
Total portfolio value at December 31, 2006	$1,257.6	$348.2
Number of companies for which independent enterprise valuations were obtained	11	10
Total value of companies for which independent enterprise valuations were obtained	$486.0	$267.0
% of portfolio value for which independent enterprise valuations were obtained	39%	77%
% of loans on non-accrual status for which independent enterprise valuations were obtained	62%	N/A

Broadview, our largest portfolio company, serves primarily business customers. At December 31, 2006, our investment in Broadview had a fair value of approximately $159.8 million, or 12.7% of the value of our total portfolio, compared to $95.1 million, or 8.7% at December 31, 2005. During the year ended December 31, 2006, there was an unrealized gain on our Broadview investment of approximately $38.1 million. This increase in fair value is primarily due to an increase in valuations in comparable industry transactions during the fourth quarter of 2006 and enhanced value associated with Broadview’s acquisition of ATX Communications, Inc. (“ATX”). On September 29, 2006, Broadview completed the acquisition of ATX, an integrated communications provider serving business customers in the Mid-Atlantic region. Broadview financed the ATX acquisition using a portion of the proceeds from a $210.0 million offering of 11 3/8% Senior Secured Notes due 2012, which were offered through Rule 144A under the Securities Act of 1933, as amended (the “Bond Offering”). The Bond Offering closed on August 23, 2006. At the time of the Bond Offering, we invested an additional $5.5 million into Broadview and converted all of our subordinated debt investments, which at that time had a fair value of approximately $51.1 million, to preferred equity. Broadview was one of the portfolio companies for which an independent valuation was obtained as of December 31, 2006.

Cleartel, our second largest portfolio company, is a Florida-based CLEC that serves primarily residential customers. At December 31, 2006, Cleartel represented approximately 5.8% of the fair value of our investments compared to 7.2% of the fair value of our investments at December 31, 2005. At December 31, 2006, we held subordinated debt with a fair value of $72.0 million and preferred equity with a fair value of $0.6 million, which included unrealized depreciation of approximately $40.1 million. This decrease in fair value is largely due to a decrease in valuations in comparable residential CLEC industry transactions that occurred during the fourth quarter of 2006. During October 2006, Cleartel acquired Supra Telecom, a Florida-based CLEC. In conjunction with this acquisition, we invested an additional $19.8 million in Cleartel in the form of subordinated debt and restructured our existing debt investments in Cleartel by extending the maturity dates and modifying the interest rates. Cleartel was one of the portfolio companies for which an independent valuation was obtained as of December 31, 2006.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the year ended December 31, 2005:

			Year Ended December 31, 2005
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Jenzabar, Inc.	Technology	Non-affiliate	$—	$6,506	$—	$6,506
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	4,001	—	4,001
Jupitermedia Corporation	Information Services	Non-affiliate	2,321	—	(425)	1,896
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	2,038	534	(989)	1,583
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	1,514	—	1,514
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	1,342	—	1,342
Midwest Tower Partners, LLC	Communications	Control	—	1,131	—	1,131
On Target Media, LLC	Publishing	Affiliate	—	1,103	—	1,103
Telecomm South, LLC	Communications	Control	—	619	—	619
Boucher Communications, Inc.	Publishing	Non-affiliate	930	—	(409)	521
ETC Group, LLC	Publishing	Control	—	503	—	503
Talk America Holdings, Inc.	Communications	Non-affiliate	1,354	—	(892)	462
National Systems Integration, Inc.	Security Alarm	Control	(5,177)	—	5,319	142
Interactive Business Solutions, Inc.	Security Alarm	Control	(1,750)	—	1,826	76
Witter Publishing Co. Inc.	Publishing	Non-affiliate	(721)	(127)	874	26
All Island Media, Inc	Newspaper	Affiliate	390	—	(390)	—
UMAC, Inc.	Publishing	Control	(10,062)	—	10,062	—
nii communications, inc.	Communications	Non-affiliate	900	—	(901)	(1)
Corporate Legal Times	Publishing	Control	(367)	—	339	(28)
IDS Telcom LLC	Communications	Non-affiliate	—	(692)	583	(109)
Bridgecom Holdings, Inc. after acquisition	Communications	Control	—	—	(497)	(497)
Cleartel	Communications	Control	—	(733)	—	(733)
Copperstate Technologies, Inc.	Security Alarm	Control	—	(876)		(876)
Superior Publishing Corporation	Newspaper	Control	—	(924)	—	(924)
CCG Consulting, LLC	Business Services	Non-affiliate	(1,258)	(1,269)	1,269	(1,258)
Working Mother Media, Inc.	Publishing	Control	—	(1,604)	—	(1,604)
Creatas, L.L.C.	Information Services	Control	20,431	—	(22,138)	(1,707)
Fawcette Technical Publications Holding	Publishing	Control	—	(3,553)	—	(3,553)
Crystal Media Network, LLC	Broadcasting	Control	—	(3,704)	—	(3,704)
Other			(8)	1,330	(75)	1,247

Total			$9,021	$5,101	$(6,444)	$7,678

Provision for Income Taxes on Investment Gains

During the year ended December 31, 2006, we recorded a $2.7 million provision for income taxes. This tax provision is primarily related to unrealized gains on one of our investments.

Net Income

Net income totaled approximately $100.9 million for the year ended December 31, 2006, compared to $68.2 million for the year ended December 31, 2005. The increase in net income is due to the items discussed above.

Comparison of the Years Ended December 31, 2005 and 2004

The following table shows the components of our net operating income for the years ended December 31, 2005, and 2004:

(dollars in millions)	2005	2004	Change	Percentage Change
Operating income
Interest and dividend income	$96.7	$69.1	$27.6	40%
Loan fees	9.6	8.8	0.8	9%

Total interest and dividend income	106.3	77.9	28.4	36%
Advisory fees and other income	13.2	15.2	(2.0)	(13%)

Total operating income	119.5	93.1	26.4	28%
Operating expenses
Interest expense	23.1	10.5	12.6	120%
Employee compensation:
Salaries and benefits	19.3	15.7	3.6	23%
Long-term incentive compensation	6.5	11.7	(5.2)	(44%)

Total employee compensation	25.8	27.4	(1.6)	(6%)
General and administrative expense	10.1	10.1	—	0%

Total operating expenses	59.0	48.0	11.0	23%

Net operating income before investment gains and provision for income taxes on investment gains	60.5	$45.1	15.4	34%
Net investment gains before taxes	7.7	2.5	5.2	208%
Provision for income taxes on investment gains	—	—	—	0%

Net income	$68.2	$47.6	$20.6	43%

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

Net Operating Income before Investment Gains and Losses and Provision for Income Taxes on Investment Gains

Net operating income before investment gains and losses and provision for income taxes on investment gains for the year ended December 31, 2005 totaled $60.5 million, an increase of 34.2% compared with $45.1 million for the year ended December 31, 2004. Our wholly owned subsidiary, Kagan Research, LLC, accounted for losses of $(1.9) million and $(0.7) during the years ended December 31, 2005 and 2004, respectively. The changes in net operating income are the result of the items described above.

Net Investment Gains and Losses before Income Taxes on Investment Gains

Net investment gains before income taxes on investment gains totaled approximately $7.7 million for the year ended December 31, 2005, compared to $2.6 million for the year ended December 31, 2004. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the year ended December 31, 2005:

			Year Ended December 31, 2005
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/ (Loss)
Jenzabar, Inc.	Technology	Non-affiliate	$—	$6,506	$—	$6,506
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	4,001	—	4,001
Jupitermedia Corporation	Information Services	Non-affiliate	2,321	—	(425)	1,896
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	2,038	534	(989)	1,583
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	1,514	—	1,514
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	1,342	—	1,342
Midwest Tower Partners, LLC	Communications	Control	—	1,131	—	1,131
On Target Media, LLC	Publishing	Affiliate	—	1,103	—	1,103
Telecomm South, LLC	Communications	Control	—	619	—	619
Boucher Communications, Inc.	Publishing	Non-affiliate	930	—	(409)	521
ETC Group, LLC	Publishing	Control	—	503	—	503
Talk America Holdings, Inc.	Communications	Non-affiliate	1,354	—	(892)	462
National Systems Integration, Inc.	Security Alarm	Control	(5,177)	—	5,319	142
Interactive Business Solutions, Inc.	Security Alarm	Control	(1,750)	—	1,826	76
Witter Publishing Co. Inc.	Publishing	Non-affiliate	(721)	(127)	874	26
All Island Media, Inc	Newspaper	Affiliate	390	—	(390)	—
UMAC, Inc.	Publishing	Control	(10,062)	—	10,062	—
nii communications, inc.	Communications	Non-affiliate	900	—	(901)	(1)
Corporate Legal Times	Publishing	Control	(367)	—	339	(28)
IDS Telcom LLC	Communications	Non-affiliate	—	(692)	583	(109)
Bridgecom Holdings, Inc. after acquisition	Communications	Control	—	—	(497)	(497)
Cleartel	Communications	Control	—	(733)	—	(733)
Copperstate Technologies, Inc.	Security Alarm	Control	—	(876)		(876)
Superior Publishing Corporation	Newspaper	Control	—	(924)	—	(924)
CCG Consulting, LLC	Business Services	Non-affiliate	(1,258)	(1,269)	1,269	(1,258)
Working Mother Media, Inc.	Publishing	Control	—	(1,604)	—	(1,604)
Creatas, L.L.C.	Information Services	Control	20,431	—	(22,138)	(1,707)
Fawcette Technical Publications Holding	Publishing	Control	—	(3,553)	—	(3,553)
Crystal Media Network, LLC	Broadcasting	Control	—	(3,704)	—	(3,704)
Other			(8)	1,330	(75)	1,247

Total			$9,021	$5,101	$(6,444)	$7,678

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

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the year ended December 31, 2004:

			Year Ended December 31, 2004
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/ (Loss)
Creatas, L.L.C.	Information Services	Control	$—	$20,459	$—	$20,459
21st Century Newspapers, Inc.	Newspaper	Non-affiliate	2,478	—	(215)	2,263
R.R. Bowker LLC	Information Services	Non-affiliate	2,268	242	(794)	1,716
Corporate Legal Times	Publishing	Control	—	1,637	—	1,637
Images.com, Inc.	Information Services	Non-affiliate	—	1,466	—	1,466
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	—	1,239	—	1,239
Superior Publishing Corporation	Newspaper	Control	—	1,104	—	1,104
nii communications, inc.	Communications	Non-affiliate	—	925	—	925
Jenezabar, Inc.	Technology	Non-affiliate	—	703	—	703
NOW Communications, Inc.	Communications	Non-affiliate	—	—	658	658
Bridgecom Holdings, Inc.	Communications	Control	2,158	497	(2,242)	413
Netplexus Corporation	Technology	Affiliate	(2,531)	—	2,413	(118)
AMI Telecommunications Corporation	Communications	Control	(6,989)	—	6,858	(131)
Witter Publishing Co. Inc.	Publishing	Non-affiliate	—	(602)	—	(602)
Fawcette Technical Publications Holding	Publishing	Control	—	(718)	—	(718)
ETC Group, LLC	Publishing	Control	—	(750)	—	(750)
Interactive Business Solutions, Inc.	Security Alarm	Control	—	(919)	—	(919)
Telecomm South, LLC	Communications	Control	—	(1,019)	—	(1,019)
Talk America Holdings, Inc.	Communications	Non-affiliate	—	(1,302)	—	(1,302)
Copperstate Technologies, Inc.	Security Alarm	Control	—	(1,681)	—	(1,681)
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	(3,678)	—	(3,678)
Working Mother Media, Inc.	Publishing	Control	—	(4,012)	—	(4,012)
National Systems Integration, Inc.	Security Alarm	Control	—	(4,743)	—	(4,743)
Cleartel Communications, Inc.	Communications	Control	(669)	(4,332)	—	(5,001)
FTI Technologies Holdings, Inc.	Technology	Non-affiliate	(5,125)	(5,125)	5,125	(5,125)
Other			160	(121)	(266)	(227)

Total			$(8,250)	$(730)	$11,537	$2,557

Net Income

Net income totaled $68.2 million for the year ended December 31, 2005, compared to $47.6 for the year ended December 31, 2004. The increase in net income is due to the items discussed above.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents, Cash, Securitization Accounts, and Cash, Restricted

At December 31, 2006 and December 31, 2005, we had $21.7 million and $45.6 million, respectively, in cash and cash equivalents. In addition, at December 31, 2006 and December 31, 2005, we had $15.9 million and $82.1 million, respectively, in cash, securitization accounts. We also had $2.6 million and $2.0 million of restricted cash as of December 31, 2006 and December 31, 2005, respectively. We primarily invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements, while in other cases we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts negatively impacts our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operational needs.

For the year ended December 31, 2006, net cash provided by operating activities totaled $69.9 million, an increase of approximately $19.3 million from $50.6 million for the year ended December 31, 2005. This increase was due primarily to an increase in net income, partially offset by an increase in the portion of net income attributable to net gains on investments and an increase in paid-in-kind interest and dividends. Cash used in investing activities decreased approximately $81.5 million to $115.9 million for the year ended December 31, 2006 from $197.5 million for the year ended December 31, 2005. This change is primarily the result of an increase in principal payments on loans and a decrease in originations, draws and advances on loans, partially offset by an increase in purchases of equity investments and a decrease in proceeds from sales of equity investments. Cash provided by financing activities decreased approximately $87.7 million to $22.1 million for the year ended December 31, 2006, from $109.7 million for the year ended December 31, 2005. This change is mainly due to fewer proceeds raised through the issuance of common stock and the net proceeds from borrowings during 2006 compared to 2005 and to higher dividends paid during 2006 compared to 2005.

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

During the year ended December 31, 2006 we raised $72.5 million of gross proceeds by selling 4,600,000 shares of newly issued common stock. During the year ended December 31, 2005 we raised $123.1 million of gross proceeds by selling 8,029,500 shares of newly issued common stock.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders substantially all of our income. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of December 31, 2006, this ratio was 239%. This requirement limits the amount that we may borrow.

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

Commitments to extend credit include the unused portions of commitments that obligate us to extend credit in the form of loans, participations in loans or similar transactions. Commitments to extend credit would also include loan proceeds we are obligated to advance, such as loan draws, rotating or revolving credit arrangements, or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of December 31, 2006, we had unused commitments to extend credit to our customers of $71.6 million, which are not reflected on our balance sheet. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of December 31, 2006, we had guarantees and standby letters of credit of approximately $9.5 million.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2006:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (b)	$521.9	$168.0	$—	$50.0	$303.9
Future minimum rental obligations	11.7	1.6	3.9	4.1	2.1

Total contractual obligations	$533.6	$169.6	$3.9	$54.1	$306.0

(a)	This excludes the unused commitments to extend credit to our customers of $71.6 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility, the Commercial Loan Trust 2006-2 and the Revolving Unsecured Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities.

Borrowings

The following table shows the facility amounts and outstanding borrowings at December 31, 2006 and December 31, 2005:

	December 31, 2006		December 31, 2005
	Facility amount	Amount outstanding	Facility amount	Amount outstanding
(dollars in millions)
Unsecured Notes	$50.0	$50.0	$50.0	$50.0
Commercial Loan Trust 2005-2	—	—	250.0	159.2
Commercial Loan Trust 2006-2	200.0	84.0
Commercial Loan Funding Trust Facility	250.0	84.0	250.0	160.0
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	—	—	81.1	81.1
Series 2004-1 Class A-2 Asset Backed Bonds	—	—	31.5	31.5
Series 2004-1 Class B Asset Backed Bonds	—	—	43.5	43.5
Series 2004-1 Class C Asset Backed Bonds	—	—	15.8	15.8
Series 2006-1 Class A-1 Notes	106.2	106.2	—	—
Series 2006-1 Class A-2 Notes	50.0	11.4	—	—
Series 2006-1 Class A-3 Notes	85.0	35.0	—	—
Series 2006-1 Class B Notes	58.8	58.8	—	—
Series 2006-1 Class C Notes	45.0	45.0	—	—
Series 2006-1 Class D Notes	47.5	47.5	—	—
Revolving Unsecured Credit Facility	100.0	—	50.0	—

Total	$992.5	$521.9	$771.9	$541.1

For the above borrowings, the fair value of the borrowings approximates cost. The following table shows our weighted average borrowings, the weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the year ended December 31, 2006 and 2005:

	2006	2005
Weighted average borrowings	$507.5	$439.0
Weighted average interest rate on borrowings	7.1%	5.3%
Average LIBOR	5.2%	3.6%
Average spread to LIBOR	1.9%	1.7%

The increase of approximately 1.8% in the weighted average interest rate for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily attributable to an increase in average LIBOR of 1.6%, as well as an increase in the average spread to LIBOR of 0.2%.

All of our debt facilities, except the Revolving Unsecured Credit Facility and the Unsecured Notes, are funded through our bankruptcy remote, special purpose, wholly owned subsidiaries and, therefore, their assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain other covenants, including having sufficient levels of collateral and various restrictions on which loans we may leverage as collateral. We borrow directly, as well as indirectly, through credit facilities maintained by our subsidiaries.

Unsecured Notes.    On October 11, 2005, we issued $50.0 million of investment grade five-year unsecured notes in a private placement. The notes were rated “BBB-” by Fitch Ratings, Inc. and have a fixed interest rate of 6.73% per year payable semi-annually. Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”) acted as the placement agent for the issuance.

Commercial Loan Trust 2006-2.    On May 2, 2006 we established, through MCG Commercial Loan Trust 2006-2, a $200.0 million warehouse credit facility with Merrill Lynch Capital Corp. The warehouse credit facility allows MCG Commercial Loan Trust 2006-2 to acquire up to $250.0 million of commercial loans with borrowings of up to $200.0 million subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is primarily secured by the assets of MCG Commercial Loan Trust 2006-2, including the commercial loans purchased by the trust from us. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations. Up to 60% of the collateral in this warehouse facility may be non-senior secured loans, and the remaining 40% must be senior secured loans.

We use this warehouse credit facility to fund the origination of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances. As of December 31, 2006 we had $84.0 million outstanding under this facility.

MCG Commercial Loan Funding Trust.    On November 10, 2004, we established, through MCG Commercial Loan Funding Trust, a $150.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by us to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Through July 29, 2005, advances under the facility bore interest based on a commercial paper rate plus 1.15%.

On July 29, 2005, we amended the MCG Commercial Loan Funding Trust facility. Pursuant to this amendment, the total facility amount was increased from $150.0 million to $250.0 million, the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95%, the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. On April 17, 2006 we again amended this facility to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 35% to 50% and the inclusion of additional industry segments. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. During July 2006, the facility was renewed until July 27, 2007. As of December 31, 2006, we had $84.0 million outstanding under this credit facility. See “Recent Developments” for further discussion.

Commercial Loan Trust 2006-1.    On April 18, 2006, we completed a $500.0 million debt securitization through MCG Commercial Loan Trust 2006-1, our wholly owned subsidiary. The 2006-1 Trust issued $106.2 million of Class A-1 Notes rated AAA / Aaa, $50.0 million of Class A-2 Notes rated AAA / Aaa, $85.0 million of Class A-3 Notes rated AAA / Aaa, $58.8 million of Class B Notes rated AA / Aa2, $45.0 million of Class C Notes rated A / A2 and $47.5 million of Class D Notes rated BBB / Baa2 as rated by Moody’s and S&P, respectively. The Series 2006-1 Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class B Notes, Class C Notes and Class D Notes bear interest of LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%, respectively.

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes and are required to be drawn by April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $408.6 million as of December 31, 2006, which were purchased by the trust from us. Additional commercial loans will be purchased by the trust from us primarily using the proceeds from the Class A-3 delayed draw notes and the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of December 31, 2006, we had $303.9 million of these notes outstanding.

Revolving Unsecured Credit Facility.    This facility was established on September 20, 2005 as a result of an amendment to our Senior Secured Credit facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). Pursuant to that amendment the facility was no longer secured by our assets and was committed up to $50.0 million. On June 19, 2006, we made a second amendment to this facility. Pursuant to this amendment, the aggregate revolving commitment under this credit facility was increased from $50.0 million to $60.0 million, the maturity date was extended from September 19, 2006 to June 18, 2007, and an additional lender was added to the facility. Other minor modifications were also made to the facility. HVB maintained its $50.0 million commitment, and the additional $10.0 million was committed by Chevy Chase Bank. On August 7, 2006, we again amended this facility. Pursuant to this amendment, the aggregate revolving commitment under this facility was increased from $60.0 million to $75.0 million and an additional lender was added to the facility. HVB and Chevy Chase Bank maintained their $50.0 million and $10.0 million commitments, respectively, and the additional $15.0 million was committed by Sovereign Bank. On November 29, 2006, we again amended this facility. Pursuant to this amendment, the aggregate revolving commitment under this facility was increased from $75.0 million to $100.0 million and an additional lender was added to the facility. HVB, Chevy Chase Bank, and Sovereign Bank maintained their $50.0 million, $10.0 million, and $15 million commitments, respectively, and the additional $25.0 million was committed by Royal Bank of Canada.

This credit facility is unsecured and is committed up to $100.0 million on a revolving basis. In addition, this Revolving Unsecured Credit Facility allows for additional lenders with HVB acting as the agent. Advances under this credit facility bear interest at LIBOR plus 2.00% or the prime rate plus 0.50%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, and minimum cash net investment income. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. As of December 31, 2006, the Company had no amounts outstanding under this credit facility.

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

Term Securitization 2004-1.    On September 30, 2004, we established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured to hold up to $397.7 million of loans. The facility was secured by all of the 2004-1 Trust’s commercial loans and cash in securitization accounts, which totaled $228.0 million as of December 31, 2005. On July 20, 2006 we repaid the 2004-1 Notes using approximately $61.9 million of cash from the Commercial Loan Trust 2004-1 and our Commercial Loan Trust 2006-1 securitization and $15.0 million of new borrowings from our Commercial Loan Trust 2006-1 securitization. This facility was scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2, Class B and Class C Notes.

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

On December 13, 2004, we formed a subsidiary, Solutions Capital I, LP, which has applied to the United States Small Business Administration (“SBA”) for a license to operate as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958, as amended. We are currently in the pre-licensure phase of the licensing process and anticipate completion of the licensing process during the spring of 2007. Upon receipt of the SBA license, we intend to apply for exemptive relief from the SEC to permit us to exclude senior securities issued by the SBA to Solutions Capital I, LP from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There can be no assurance that we will be granted an SBIC license or receive the exemptive relief from the SEC.

Distributions

We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions to our stockholders of certain net capital gains.

As a business development company that has elected to be treated as a RIC, we generally are required to (1) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains that we recognize in order to deduct distributions made (or deemed made) to our shareholders and (2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) in order to avoid an excise tax.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following table summarizes our distributions declared since January 1, 2005:

Date Declared	Record Date	Payment Date	Amount
February 15, 2007	March 15, 2007	April 27, 2007	$0.44
October 26, 2006	November 22, 2006	January 30, 2007	0.42
July 27, 2006	August 24, 2006	October 30, 2006	0.42
April 27, 2006	May 25, 2006	July 28, 2006	0.42
February 16, 2006	March 16, 2006	April 27, 2006	0.42
October 26, 2005	November 23, 2005	January 30, 2006	0.42
July 27, 2005	August 25, 2005	October 28, 2005	0.42
April 27, 2005	May 26, 2005	July 28, 2005	0.42
February 23, 2005	March 14, 2005	April 28, 2005	0.42

Since December 2001, we have declared distributions totaling $9.75 per share. For 2007, we currently estimate that our dividends will be at least $1.76 per share. This estimate takes into consideration our estimates of distributable net operating income (which is equal to net operating income excluding long-term incentive compensation), net income, capital gains and taxable income for 2007.

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

The table below shows the detail of our distributions for the years ended December 31, 2006 and 2005:

	2006		2005
Ordinary income (a)	$1.01	60.1%	$1.31	78.0%
Capital gains (a)	—	—	0.15	9.0%
Return of capital (b)	0.67	39.9%	0.22	13.0%

Total reported on tax Form 1099-DIV	$1.68	100.0%	$1.68	100.0%

(a)	Ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and capital gains are reported on Form 1099-DIV in various sub-categories which have differing tax treatments to shareholders. Those subcategories have not been shown here.

(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

On a tax basis, distributions to stockholders in 2006 were $53,020 of ordinary income and $35,204 of return of capital, and in 2005 were $61,582 of ordinary income, $7,136 of capital gain, and $10,221 of return of capital.

The following table is a reconciliation of GAAP net income to taxable net income for the years ended December 31, 2006 and 2005:

(dollars in thousands)	2006	2005
Net income	$100,949	$68,193
Net loss of subsidiary not consolidated for tax purposes	—	1,744
Net change in unrealized (appreciation) depreciation on investments not taxable until realized	(34,604)	1,343
Timing difference related to deductibility of long-term incentive compensation	2,468	3,262
Interest income on nonaccrual loans that is taxable	3,612	2,437
Dividend income accrued for GAAP purposes which is not yet taxable	(21,612)	(6,516)
Federal tax expense	2,661	(595)
Other, net	(93)	(2,594)

Taxable income before deductions for distributions	$53,381	$67,274

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

Income Recognition

Interest and Dividend Income

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

Dividend income on equity investments that have stated accruing dividend rates is recorded on the accrual basis to the extent that such amounts are expected to be collected. Dividend income on common equity investments is recorded when declared and paid.

Contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK if there is insufficient value to support the accrual or we do not expect the customer to be able to pay all principal and interest due.

Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at fair value as determined by our board of directors. Fair values are determined using various valuation models which estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan.

Other Fee Income

Other fee income is related to advisory and management services, equity structuring fees, prepayment fees, research revenues, bank interest, and other fees. Advisory and management services fees are recognized when earned. Equity structuring fees are recognized as earned, which is generally when the investment transaction closes. Prepayment fees are recognized upon receipt.

Valuation of Investments

We determine the value of each investment in our portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At December 31, 2006, approximately 95% of our total assets represented investments of which approximately 97% are valued at fair value and approximately 3% are valued at market value based on readily ascertainable public market quotes at December 31, 2006. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we determine the fair value of each individual investment on a quarterly basis and record changes in fair value as unrealized appreciation or depreciation on investments in our statement of operations.

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

We base the fair value of our investments on the enterprise value of the portfolio companies in which we invest. The enterprise value is the value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value and for any one portfolio company enterprise value is generally described as a range of values from which we derive a single estimate of enterprise value. In determining the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally prepare discounted cash flow models based on our projections of the future free cash flows of the business and industry derived capital costs. We review external events, including private mergers and acquisitions, and include these events in our enterprise valuation process. We also use industry valuation benchmarks and review public market comparables. In certain cases, we retain independent valuation firms to perform valuations that we consider as part of our determination of portfolio company value. When an external event such as a purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event may be used to corroborate our estimate of enterprise value.

Using the estimated enterprise value of the portfolio company, we estimate the value of each investment we own in the portfolio company. For our loans and debt securities, if there is adequate enterprise value to support the repayment of our debt then the fair value of our loan or debt security typically corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of our equity investments is determined based on various factors including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, as well as other pertinent factors such as recent offers to purchase a portfolio company, recent sales of the portfolio company’s equity securities, recent liquidation events or other events. The investment value is discounted if it is illiquid in nature and/or a minority, non-control position.

During the fourth quarter of 2006, in connection with our process for determining fair value as of December 31, 2006, we retained two independent valuation firms to perform independent valuations of certain of our portfolio companies. These valuations were considered by our Board of Directors in their determination of fair value. We intend to continue to utilize independent valuation firms to obtain additional support in the preparation of our internal valuation analyses each quarter.

Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the date of the relevant period end. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

Share-based Compensation

Prior to January 1, 2006, we accounted for share based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method. The adoption of SFAS No. 123R did not impact our net operating income before investment gains and losses, net income, cash flows from operations, cash flows from financing activities, or basic and diluted earnings per share during that period. See Note 9 to the Consolidated Financial Statements for further discussion of our share-based compensation.

Securitization Transactions

Periodically, we transfer pools of loans to bankruptcy remote, special purpose entities for use in securitization transactions. These transfers of loans are treated as secured borrowing financing arrangements in accordance with FASB SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the assets assumed by our consolidated bankruptcy remote special purpose entities equaling $677.4 million at December 31, 2006 and $596.9 million at December 31, 2005.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will be effective as of the last day of the first reporting period beginning after December 15, 2006, which is March 31, 2007.

We have conducted a review of all open tax year’s income recognition and expense deduction filing positions and income tax returns filed (federal and state) for determination of any uncertain tax positions that may require recognition of a tax liability. This review encompassed an analysis of all book/tax difference adjustments as well as the timing of income and expense recognition for all tax years still open under the statute of limitations. As a result, we have determined that it is more likely than not that each tax position taken on a previously filed return or to be taken on current tax returns will be sustained on examination based on the technical merits of the positions and therefore, no recognition of a tax liability on an uncertain tax position for FIN No. 48 purposes is anticipated.

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

Recent Developments

On January 9, 2007, the performance criteria for 200,000 restricted shares to certain executives were determined by the board of directors and those executives, therefore those awards are considered granted for GAAP purposes on that date. The total compensation cost of those awards is approximately $3.9 million, based on the closing price of MCG’s common stock on that date, and will be recognized as compensation expense over the requisite service periods which run through February 2010.

In January 2007, one of our majority owned control companies, Midwest Tower Partners, LLC (“MTP”), sold substantially all of its assets and repaid its outstanding debt with those proceeds. MTP is currently in the process of making distributions to its equity holders. As of December 31, 2006, we had debt and equity investments in MTP with a fair value of $34.9 million which includes unrealized appreciation of $5.0 million. In connection with this transaction, we expect to realize the December 31, 2006 unrealized pre-tax gain of approximately $5.0 million which will have no significant impact on first quarter 2007 earnings.

On February 1, 2007, we entered into the fifth amendment to our MCG Commercial Loan Funding Trust facility, funded by Three Pillars Funding LLC (“Three Pillars”), an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. Pursuant to this amendment, the $250.0 million facility provided by Three Pillars has been divided and will be funded through two separate Variable Funding Certificates (“VFCs”), a $218.8 million Class A VFC and a $31.2 million Class B VFC. The Class A VFC will maintain the same advance rate, of up to 70% of eligible collateral, and the same interest rate, the commercial paper rate plus 0.95%, as was in effect immediately prior to this amendment. The Class B VFC has an advance rate of 10% of eligible collateral and bears interest at the commercial paper rate plus 1.75%. This amendment effectively increases our overall borrowing advance rate by 10% from a maximum of 70% of eligible collateral to a maximum of 80% of eligible collateral, which will allow us to borrow up to $250.0 million under the facility using less collateral than previously required. Other minor modifications were also made to this facility.

In February 2007, Broadview Networks Holdings, Inc., our largest portfolio company, signed a definitive agreement to acquire InfoHighway Communications Corp., a New York-based integrated provider of hosted and managed communications solutions serving more than 12,000 business customers in the Mid-Atlantic and

Northeast regions of the U.S. We do not expect to be required to provide additional funding to Broadview to facilitate this transaction. The transaction is expected to close in the second quarter of 2007 and is subject to regulatory approvals and other closing conditions.

During the first quarter of 2007, our board of directors approved the issuance of 777,600 shares of restricted stock to our employees pursuant to the MCG Capital Corporation 2006 Employee Restricted Stock Plan, which will generally be expensed over four years.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of December 31, 2006, approximately 63% of our loan portfolio, at cost, bears interest at a spread to LIBOR, and 36% at a fixed rate. As of December 31, 2006, approximately 31% of our loan portfolio, at cost, has LIBOR floors between 1.50% and 3.00% on the LIBOR base index.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. At December 31, 2006, we were not a party to any hedging arrangements. Certain of our interest bearing investments contain LIBOR floors between 1.50% and 3.00% on the LIBOR base index to minimize our exposure to significant decreases in interest rates.

The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at December 31, 2006 and December 31, 2005:

	December 31, 2006		December 31, 2005
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$37.5	$—	$120.7	$—
Money Market Rate	2.6	—	2.0	—
Prime Rate	0.4	—	36.1	—
30-Day LIBOR	14.5	—	36.0	—
60-Day LIBOR	0.8	—	—	—
90-Day LIBOR	522.0	388.0	562.6	331.1
180-Day LIBOR	42.6	—	30.9	—
9 month LIBOR	1.3	—	—	—
Commercial Paper	—	83.9	—	160.0
Fixed Rate	334.8	50.0	273.5	50.0

Total	$956.5	$521.9	$1,061.8	$541.1

Based on our December 31, 2006 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure:

(dollars in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
(300)	$(18.3)	$(14.2)	$(4.1)
(200)	(12.4)	(9.4)	(3.0)
(100)	(6.2)	(4.7)	(1.5)
100	6.2	4.7	1.5
200	12.4	9.4	3.0
300	18.7	14.2	4.5

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the registered public accounting firm that audited the Company’s financial statements, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MCG Capital Corporation

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that MCG Capital Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MCG Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that MCG Capital Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MCG Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MCG Capital Corporation, including the consolidated schedules of investments, as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2006 and the financial highlights for each of the five years ended December 31, 2006 of MCG Capital Corporation and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MCG Capital Corporation

We have audited the accompanying consolidated balance sheets of MCG Capital Corporation, including the consolidated schedules of investments, as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2006 and the financial highlights for each of the five years ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements, financial highlights and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial highlights and schedule based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2006 and 2005, and the consolidated results of its operations, its cash flows and the changes in its net assets for each of the three years in the period ended December 31, 2006 and the financial highlights for each of the five years ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MCG Capital Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2007

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$21,691	$45,626
Cash, securitization accounts	15,931	82,107
Cash, restricted	2,587	1,977
Investments at fair value
Non-affiliate investments (cost of $629,849 and $733,717, respectively)	659,441	745,757
Affiliate investments (cost of $71,589 and $46,168, respectively)	72,031	46,156
Control investments (cost of $541,267 and $337,372, respectively)	526,140	305,647

Total investments (cost of $1,242,705 and $1,117,257, respectively)	1,257,612	1,097,560
Unearned income on commercial loans	(9,539)	(9,062)

Total investments net of unearned income	1,248,073	1,088,498
Interest receivable	10,451	10,602
Other assets	20,535	15,677

Total assets	$1,319,268	$1,244,487

Liabilities
Borrowings (maturing within one year of $167,983 and $362,435, respectively)	$521,883	$541,119
Interest payable	5,198	5,904
Dividends payable	24,652	20,967
Other liabilities	14,398	10,410

Total liabilities	566,131	578,400

Stockholders’ equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 200,000 shares on December 31, 2006 and 2005, 58,694 issued and outstanding on December 31, 2006 and 53,372 issued and outstanding on December 31, 2005	587	534
Paid-in capital	828,795	758,433
Distributions in excess of earnings:
Paid-in capital	(78,072)	(39,219)
Other	(12,365)	(26,784)
Net unrealized appreciation (depreciation) on investments	14,907	(19,697)
Stockholder loans	(715)	(3,624)
Unearned compensation—restricted stock	—	(3,556)

Total stockholders’ equity	753,137	666,087

Total liabilities and stockholders’ equity	$1,319,268	$1,244,487

Net asset value per common share at period end	$12.83	$12.48

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Operating income
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$85,569	$69,760	$51,898
Affiliate investments (5% to 25% owned)	6,015	5,745	3,999
Control investments (more than 25% owned)	47,261	30,761	21,954

Total interest and dividend income	138,845	106,266	77,851
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	7,537	12,317	9,306
Affiliate investments (5% to 25% owned)	1,621	—	495
Control investments (more than 25% owned)	6,390	962	5,465

Total advisory fees and other income	15,548	13,279	15,266

Total operating income	154,393	119,545	93,117

Operating expenses
Interest expense	36,240	23,100	10,509
Employee compensation:
Salaries and benefits	20,274	19,331	15,693
Long-term incentive compensation	4,514	6,523	11,683

Total employee compensation	24,788	25,854	27,376
General and administrative expense	9,721	10,076	10,142

Total operating expenses	70,749	59,030	48,027

Net operating income before investment gains and losses and provision for income taxes on investment gains	83,644	60,515	45,090

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	1,619	5,741	1,939
Affiliate investments (5% to 25% owned)	9	205	(2,531)
Control investments (more than 25% owned)	(16,215)	3,075	(7,658)

Total net realized gains (losses) on investments	(14,587)	9,021	(8,250)
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	17,549	7,279	378
Affiliate investments (5% to 25% owned)	455	5,289	(1,186)
Control investments (more than 25% owned)	16,600	(13,911)	11,615

Total net unrealized appreciation (depreciation) on investments	34,604	(1,343)	10,807

Net investment gains before income taxes on investment gains	20,017	7,678	2,557
Provision for income taxes on investment gains	2,712	—	—

Net income	$100,949	$68,193	$47,647

Earnings per common share—basic	$1.86	$1.42	$1.16
Earnings per common share—diluted	$1.86	$1.42	$1.15
Cash dividends declared per common share	$1.68	$1.68	$1.68
Weighted average common shares outstanding	54,227	48,109	41,244
Weighted average common shares outstanding and dilutive common stock equivalents	54,264	48,131	41,298

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Operations:
Net operating income	$83,644	$60,515	$45,090
Net realized (loss) gain on investments	(14,587)	9,021	(8,250)
Net unrealized appreciation (depreciation) of investments	34,604	(1,343)	10,807
Provision for income taxes on investment gains	(2,712)	—	—

Net increase in net assets resulting from operations	100,949	68,193	47,647
Shareholder distributions:
Distributions from net investment income	(51,926)	(59,519)	(46,191)
Distributions from capital gains	—	(9,021)	—
Return of capital distributions	(38,853)	(10,221)	(21,187)

Net decrease in net assets resulting from shareholder distributions	(90,779)	(78,761)	(67,378)
Capital share transactions:
Issuance of common stock	70,211	117,015	100,034
Issuance of common stock under dividend reinvestment plan	218	127	97
Repayment of stockholder loans	2,909	879	462
Amortization of restricted stock awards	3,542	4,421	9,401

Net increase in net assets resulting from capital share transactions	76,880	122,442	109,994

Total increase in net assets	87,050	111,874	90,263
Net assets at beginning of period	666,087	554,213	463,950

Net assets at end of period	$753,137	$666,087	$554,213

Net asset value per common share	$12.83	$12.48	$12.22

Common shares outstanding at end of period	58,694	53,372	45,342

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$100,949	$68,193	$47,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316	756	1,021
Amortization of restricted stock awards	3,542	4,421	9,401
Amortization of deferred debt issuance costs	4,122	3,646	1,558
Net realized losses (gains) on investments	14,587	(9,021)	8,250
Net unrealized (appreciation) depreciation on investments	(34,604)	1,343	(10,807)
Decrease (increase) in cash—securitization accounts from interest collections	2,650	(943)	(1,348)
Increase in interest receivable	(6,993)	(5,674)	(773)
Increase in accrued payment-in-kind interest and dividends	(22,128)	(13,936)	(3,239)
Decrease in unearned income	(70)	(3,730)	(6,207)
Decrease in other assets	1,722	2	424
(Decrease) increase in interest payable	(706)	2,979	1,740
Increase in other liabilities	6,546	2,584	5,264

Net cash provided by operating activities	69,933	50,620	52,931

Investing activities
Originations, draws and advances on loans	(410,874)	(465,232)	(339,102)
Principal payments on loans	373,923	274,743	168,340
Purchase of equity investments	(80,984)	(31,664)	(16,026)
Proceeds from sales of equity investments	2,683	24,956	13,861
Purchase of premises, equipment and software	(677)	(258)	(665)
Other acquisitions	—	—	(2,208)

Net cash used in investing activities	(115,929)	(197,455)	(175,800)

Financing activities
Net proceeds from borrowings	15,355	82,866	120,314
Decrease (increase) in cash—securitization accounts for paydown of principal on debt	28,933	(10,839)	(1,736)
Payment of financing costs	(7,342)	(1,378)	(6,758)
Dividends paid	(88,223)	(78,941)	(66,884)
Issuance of common stock, net of costs	70,429	117,142	100,131
Repayment of stockholder loans	2,909	879	462

Net cash provided by financing activities	22,061	109,729	145,529

(Decrease) increase in cash and cash equivalents	(23,935)	(37,106)	22,660
Cash and cash equivalents at beginning of period	45,626	82,732	60,072

Cash and cash equivalents at end of period	$21,691	$45,626	$82,732

Supplemental disclosures
Interest paid	$32,824	$16,475	$7,210
Income taxes paid (received)	298	—	(98)

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control investments: Majority-owned (5):
Broadview Networks Holdings,	Communications-CLEC	Series A Preferred Stock (87,254 shares)		$64,318	$74,165
Inc.(2)(13)		Series A-1 Preferred Stock (100,702 shares)		57,380	85,597
		Common Stock (4,698,987 shares)		—	—
Chesapeake Tower Holdings,	Communications-Other	Senior Debt (11.4%, Due 5/10)	$400	400	400
LLC		Preferred LLC Interest (3,139 units)		3,139	3,139
		Common LLC Interest (4,000 units)		—	—
Cleartel Communications,	Communications-CLEC	Subordinated Debt (14.7%, Due 12/10-12/11)	71,962	71,962	71,962
Inc.(2)		Preferred Stock (57,859 shares)		50,613	612
		Common Stock (9 shares)		540	—
		Guaranty ($7,125)
Helicon Cable Holdings,	Cable	Senior Debt (10.4%, Due 12/12)(12)	12,250	12,250	12,250
LLC(2)		Subordinated Debt (14.3%, Due 6/13)(12)	7,187	7,187	7,187
		Preferred LLC Interest (82,500 units)		9,180	9,180
		Standby Letter of Credit ($300)
IntranMedia, LLC	Other Media	Senior Debt (9.9%, Due 12/11)(12)	12,000	12,000	12,000
		Preferred Units (86,000 units)		8,661	8,661
Jet Plastica Investors, LLC(2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13)(12)	26,159	26,159	26,159
		Preferred LLC Interest (301,595 units)		30,893	30,893
JupiterKagan, Inc.(2)(11)	Information Services	Senior Debt (12.1%, Due 3/10)(12)	5,349	5,349	5,349
		Series A Preferred Stock (100,000 shares)		10,000	10,000
		Common Stock (770,000 shares)		—	—
		Standby Letter of Credit ($225)
		Guaranty ($1,353)
Midwest Tower Partners,	Communications-Other	Senior Debt (16.4%, 8/07)	9,781	9,781	9,781
LLC(2)		Subordinated Debt (14.3%, Due 2/08)(12)	17,485	17,485	17,485
		Preferred LLC Interest (17,563 units)		2,438	2,438
		Common LLC Interest (79,117 Units)		201	5,213
RadioPharmacy Investors,	Healthcare	Senior Debt ( 9.9%, Due 12/10) (12)	7,000	7,000	7,000
LLC(2)		Subordinated Debt (15.0%, Due 12/11)(12)	9,258	9,258	9,258
		Preferred LLC Interest (70,000 units)		7,522	10,657
Superior Industries Investors,	Sporting Goods	Subordinated Debt (14.0%, Due 3/13-3/15)(12)	14,083	14,083	14,083
LLC (2)		Preferred LLC Interest (125,400 units)		12,837	12,837
Superior Publishing	Newspaper	Subordinated Debt (20.0%, Due 10/10)(12)	20,731	19,022	19,022
Corporation(2)		Preferred Stock (7,999 shares)		7,999	9,244
		Common Stock (100 shares)		365	—
Working Mother Media, Inc.(6)	Publishing	Senior Debt (8.8%, Due 12/08)	17,869	11,546	11,546
		Class A Preferred Stock (12,497 shares)		12,497	5,019
		Class B Preferred Stock (1 share)		1	—
		Class C Preferred Stock (1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($476)
Total Control investments: Majority-owned (represents 39.1% of total investments at fair value)				502,068	491,137

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2006

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Non-majority owned (4):
Crystal Media Network,	Broadcasting	LLC Interest		$3,060	$547
LLC(1)(6)
National Product Services,	Business Services	Senior Debt (13.2%, Due 6/09)	$12,316	5,710	12,365
Inc.(2)		Subordinated Debt (16.0%, Due 6/09)	11,594	10,225	3,035
		Common Stock (995,428 shares)		—	—
Platinum Wireless, Inc. (6)	Communications-Other	Common Stock (2,937 shares)		4,640	3,764
		Option to purchase Common Stock		272	—
		(expire 12/31/13)
PremierGarage Holdings,	Home Furnishings	Senior Debt (10.1%, Due 6/10-12/10)	10,700	10,700	10,700
LLC(2)		Preferred LLC Units (445 Units)		4,592	4,592
		Common LLC Units (356 Units)
Total Control Investments: Non-majority-owned (represents 2.8% of total investments at fair value)				39,199	35,003
Total Control Investments: (represents 41.9% of total investments at fair value)				541,267	526,140
Affiliate Investments (3):
Cherry Hill Holdings, Inc.(2)	Photographic Studio	Senior Debt (12.9%, Due 8/11)(12)	12,122	12,122	12,122
		Series A Preferred Stock (750 Shares)		775	775
iVerify. US Inc. (6)	Communications-Other	Preferred Stock (54 shares)		578	—
		Common Stock (20 shares)		550	—
NYL Brands Holdings,	Clothing & Accessories	Subordinated Debt (13.0%, Due 2/11)(12)	10,000	10,000	10,000
Inc.(2)		Class A Common Stock (1,500 shares)		1,500	1,500
		Warrants to purchase Common Stock		331	526
		(expire 2/3/16)
On Target Media, LLC	Other Media	Class A LLC Interest		1,836	1,836
		Class B LLC Interest		—	1,613
Sunshine Media Delaware,	Publishing	Senior Debt (14.7%, Due 12/08)	13,632	12,281	12,281
LLC(2)		Class A LLC Interest		564	329
		Warrants to purchase Class B LLC interest		—	—
		(expire 1/31/11)
TNR Entertainment Corp	DVD Rental	Senior Debt (10.4%, Due 7/10)(12)	12,500	12,500	12,500
LLC(2)		Subordinated Debt (17.5%, Due 1/11) (12)	13,067	13,067	13,067
		Series D Preferred Stock (1,806,452 shares)		3,000	3,000
		Warrants to purchase Series D Preferred Stock		—	—
		(expire 7/31/16)
XFone, Inc(6)(10)	Communications-Other	Common Stock (868,947 shares)		2,485	2,482
		Warrants to purchase common stock		—	—
		(expire 3/3/11)
Total Affiliate Investments (represents 5.7% of total investments at fair value)				71,589	72,031

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2006

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Advanced Sleep Concepts, Inc. (2)	Home Furnishings	Senior Debt (13.8%, Due 10/11 ) (12) Subordinated Debt 16.0%, Due 4/12) (12) Common Stock (419 shares) Warrants to Purchase Common Stock (expire 10/12/16)	$7,000 4,540	$7,000 4,540 524 348	$7,000 4,540 524 348
Allen's TV Cable Service, Inc.	Cable	Senior Debt (12.1%, Due 12/12) (12)	7,998	7,998	7,998
		Subordinated Debt (12.1%, Due 12/12) (12)	2,096	2,096	2,096
		Warrants to purchase Common Stock (expire 12/31/15)		—	—
Amerifit Nutrition, Inc. (2)	Drugs	Senior Debt (12.0%, Due 3/10) (12)	5,569	5,569	5,569
B & H Education, Inc. (2)	Education	Senior Debt (10.4%, Due 3/10) (12)	4,000	4,000	4,000
		Preferred Stock ( 5,384 shares)		1,188	1,540
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (10.4%, Due 9/11) (12)	4,799	4,799	4,799
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (13.1%, Due 3/10) (12)	10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (7.9%, Due 8/11) (12)	886	886	873
Cambridge Information Group, Inc. (2)	Information Services	Subordinated Debt (12.9%, Due 11/11) (12)	8,500	8,500	8,500
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (13.1%, Due 12/11) (12)	4,755	4,755	4,755
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (7.6%, Due 7/10) (12)	741	741	744
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (12.4%, Due 2/11) (12)	8,068	8,068	8,068
Community Media Group, Inc. (2)	Newspaper	Senior Debt (9.9%, Due 9/10) (12)	19,730	19,730	19,730
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12) (12)	7,206	7,206	7,206
Country Road Communications LLC (2)	Communications-Other	Subordinated Debt (13.3%,Due 7/13) (12)	13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (12.0%, Due 6/10) (12)	18,275	18,275	18,275
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (15.1%, Due 6/09-6/10) (12)	7,503	7,503	7,503
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.4%, Due 12/13)	20,000	20,000	20,000
CWP/RMK Acquisition Corp	Home Furnishings	Senior Debt (8.9%, Due 6/11) (12)	6,250	6,250	6,250
		Subordinated Debt (13.4%, Due 12/12) (12)	11,750	11,750	11,750
		Common Stock (500 Shares)		500	500
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (12.5%, Due 6/11) (12) Preferred LLC Interest ( 16,371 units) Class A LLC Interest (10,914 units)	16,000	16,000 589 408	16,000 589 609
D&B Towers, LLC	Communications-Other	Senior Debt (15.4%, Due 6/08) (12)	5,412	5,412	5,062
dick clark productions, inc. (6)	Broadcasting	Common Stock (235,714 shares)		210	510
		Warrants to purchase Common Stock (expire 7/25/11)		858	5,049
The e-Media Club, LLC (6)	Investment Fund	LLC Interest		88	34
EAS Group, Inc.	Technology	Subordinated Debt (16.0%, Due 4/11) (12)	11,529	11,529	11,529
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.9%, Due 5/12) (12)	7,959	7,959	7,959
		Subordinated Debt (14.5%, Due 6/12) (12)	5,116	5,116	5,116
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (12.4%, Due 9/10) (12) Subordinated Debt (15.8%, Due 3/11) (12)	4,640 9,674	4,640 9,674	4,640 9,674
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (13.5%, Due 12/12) (12)	3,000	3,000	2,955
GoldenSource Holdings Inc. (6)	Technology	Warrants to purchase Common Stock (expire 10/31/08)		—	—
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (10.4%, Due 3/11)	4,492	4,492	3,308

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2006

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Jenzabar, Inc. (2)	Technology	Preferred Stock (5,000 shares)		$6,381	$6,381
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)		422	17,180
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (8.9%, Due 12/11) (12)	$7,050	7,050	7,050
Jupitermedia Corporation (6)	Information Services	Common Stock (148,373 shares)		2,114	1,175
Legacy Cabinets, Inc	Home Furnishings	Subordinated Debt (12.9%, Due 8/13) (12)	3,000	3,000	3,000
Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (14.8%, Due 12/11) (12)	2,000	2,000	1,517
MCI Holdings, LLC (2)	Healthcare	Subordinated Debt (12.7%, Due 3/12-4/13) (12)	29,791	29,791	29,791
		Class A LLC Interest (4,712,042 units)		3,000	3,388
Metropolitan Telecommunications Holding Company (2)	Communications-CLEC	Senior Debt (12.5%, Due 6/010-9/10) (12) Subordinated Debt (16.4%, Due 12/10) (12) Warrants to purchase Common Stock (expire 9/30/13)	20,725 10,929	20,725 10,929 1,843	20,725 10,929 8,320
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.9%, Due 3/10-9/10) (12)	12,800	12,800	12,800
		Subordinated Debt (14.5%, Due 3/11) (12)	9,115	9,115	9,115
MicroDental Laboratories (2)	Healthcare	Senior Debt (10.7%, Due 5/11-11/11) (12)	13,186	13,186	13,186
		Subordinated Debt (15.0%, Due 5/12) (12)	6,999	6,999	6,999
Miles Media Holding, LLC (2)	Publishing	Senior Debt (11.9%, Due 6/12) (12)	9,150	9,150	9,150
		Subordinated Debt (16.4%, Due 12/12) (12)	4,000	4,000	4,000
		Warrants to purchase Units in LLC (expire 6/30/09)		439	2,119
National Display Holdings, LLC (2)	Electronics	Senior Debt (11.4%, Due 12/11) (12)	10,000	10,000	10,000
		Subordinated Debt (15.0%, Due 12/12) (12)	13,682	13,682	13,682
		Class A LLC Interest (1,000,000 units)		1,000	1,152
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)		—	—
PartMiner, Inc. (2)	Information Services	Senior Debt (14.9%, Due 6/09) (12)	3,341	3,341	3,341
Philadelphia Newspapers, LLC	Newspapers	Subordinated Debt (16.0%, Due 6/14) (12)	5,017	5,017	5,017
Powercom Corporation (2)	Communications-CLEC	Senior Debt (12.0%, Due 12/06)	1,798	1,798	1,798
		Warrants to purchase Class A Common Stock (expire 6/30/14)		286	—
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (11.1%, Due 12/10— 5/11) (12)	17,500	17,500	17,500
		Subordinated Debt (15.0%, Due 12/11) (12)	18,032	18,032	18,032
		Preferred LLC Interest (1,000,000 units)		421	955
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (16.0%, Due 2/12) (12)	20,923	20,923	20,923
		Series A Preferred Stock (7,813 Shares)		281	281
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.4%, Due 11/09) (12)	14,000	14,000	14,000

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2006

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.9%, Due 7/11- 9/11) (12) Subordinated Debt (14.0%, Due 12/11) (12) Preferred Stock (10,000 shares) Warrants to purchase Common Stock (expire 5/31/15)	$14,500 6,924	$14,500 6,924 60 68	$14,500 6,924 2,997 1,026
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (12.4%, Due 11/13)	6,000	6,000	6,000
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (12.6%, Due 4/11) (12)	12,000	12,000	12,000
Team Express, Inc. (2)	Retail	Subordinated Debt (15.0%, Due 6/11) (12)	7,327	7,327	7,327
Teleguam Holdings, LLC (2)	Communications-Other	Subordinated Debt (12.4%, Due 10/12) (12)	20,000	20,000	20,000
Total Sleep Holdings, Inc. (2)	Healthcare	Subordinated Debt (16.0%, Due 9/11) (12)	23,179	23,005	19,034
ValuePage, Inc. (6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,146	1,095	1,095
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (13.6%, Due 12/07-6/10) (12) Convertible Preferred Subordinated Notes (12.4%, Due 6/15-10/16 )	11,054 1,317	11,000 1,244	11,000 677
Wicks Business Information,	Publishing	Unsecured Note (10.3%, Due 2/08)	237	237	237
LLC
Wiesner Publishing Company, LLC	Publishing	Warrants to purchase membership interest in LLC (expire 6/30/12)		406	3,339
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (13.1%, Due 6/11) (12)	6,000	6,000	6,120
WirelessLines II, Inc.	Communications-Other	Senior Debt (8.0%, Due 4/07)	129	129	129
Xpressdocs Holdings, Inc (2)	Business Services	Senior Debt (9.3%, Due 7/11) (12)	17,255	17,255	17,255
		Subordinated Debt (14.0%, Due 7/12) (12)	6,075	6,075	6,075
		Series A Preferred Stock (161,870 shares)		500	500
Total Non-Affiliate Investments (represents 52.4% of total investments at fair value)				629,849	659,441
Total Investments				1,242,705	1,257,612
Unearned Income				(9,539)	(9,539)

Total Investments Net of Unearned Income				$1,233,166	$1,248,073

Call Options Written
Crystal Media Network, LLC (1)	Broadcasting	Call options written		$—	$—
Total Call Options Written				$—	$—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Majority-owned (5):
Broadview Networks Holdings, Inc. (2) (7)	Communications	Subordinated Debt (12.0%, Due 12/09)	$42,993	$42,993	$42,993
		Series A Preferred Stock (89,154 shares)		52,137	52,137
		Common Stock (2,228,937 shares)		—	—
Cleartel Communications,	Communications	Senior Debt (8.3%, Due 6/09)	28,850	28,850	28,850
Inc. (2)		Subordinated Debt (14.4%, Due 6/09)	9,356	9,356	9,356
		Preferred Stock (57,859 shares)		50,613	40,684
		Common Stock (9 shares)		540	—
		Guaranty ($8,092)
Copperstate Technologies,	Security Alarm	Senior Debt (11.0%, Due 9/07)	1,272	1,272	1,272
Inc.		Class A Common Stock (20,000 shares)		2,000	946
		Class B Common Stock (10 shares)		—	—
		Warrants to purchase Class B Common Stock (expire 12/20/12)		—	—
		Standby Letter of Credit ($1,000)
Crystal Media Network,	Broadcasting	Senior Debt (11.4%, Due 5/06)	1,099	947	947
LLC (6)		LLC Interest		6,132	1,097
Helicon Cable Holdings, LLC (2)	Cable	Senior Debt (9.2%, Due 12/12) Subordinated Debt (14.3%, Due 6/13) Preferred LLC Interest (82,500 units) Standby Letter of Credit ($300)	10,072 5,750	10,072 5,750 8,316	10,072 5,750 8,316
Midwest Tower Partners,	Communications	Subordinated Debt (14.1%, Due 2/07) (12)	16,813	16,813	16,813
LLC (2)		Preferred LLC Interest		2,121	2,121
		Common LLC Interest		201	1,332
Superior Publishing	Newspaper	Senior Debt (9.0%, Due 12/06) (12)	20,759	20,759	20,759
Corporation (2)		Subordinated Debt (20.0%, Due 12/06) (12)	22,692	20,141	20,141
		Preferred Stock (7,999 shares)		7,999	8,545
		Common Stock (100 shares)		365	—
Telecomm South, LLC	Communications	Senior Debt (13.4%, Due 12/05)	7,996	2,582	1,100
		LLC Interest		10	—
West Coast Wireless Lines LLC	Conferences	LLC Interest		851	851
Working Mother Media,	Publishing	Senior Debt (7.5%, Due 6/06)	10,452	8,576	8,576
Inc. (6)		Class A Preferred Stock (12,497 shares)		12,497	4,192
		Class B Preferred Stock (1 share)		1	—
		Class C Preferred Stock (1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($834)
Total Control Investments: Majority-owned (represents 26.1% of total investments at fair value)				311,896	286,850

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Non-majority owned (4):
ETC Group, LLC (6)	Publishing	Series A LLC Interest		$270	$123
		Series C LLC Interest		100	—
Fawcette Technical	Publishing	Senior Debt (14.5%, Due 12/06) (12)	$13,061	12,545	12,545
Publications Holding (2)		Subordinated Debt (14.8%, Due 12/06)	5,186	4,691	1,137
		Series A Preferred Stock (8,473 shares)		2,569	—
		Common Stock (5,010,379 shares)		—	—
Platinum Wireless, Inc.	Communications	Senior Debt (8.0%, Due 6/06)	389	389	389
		Common Stock (2,937 shares)		4,640	4,505
		Option to purchase Common Stock (expire 12/31/13)		272	98
Total Control Investments: Non-majority-owned (represents 1.7% of total investments at fair value)				25,476	18,797
Total Control Investments: (represents 27.8% of total investments at fair value)				337,372	305,647
Affiliate Investments (3):
iVerify. US Inc.	Security Alarm	Senior Debt (8.0%, Due 4/06)	75	75	75
		Common Stock (20 shares)		550	—
On Target Media, LLC	Other Media	Senior Debt (10.5%, Due 9/09) (12)	20,000	20,000	20,000
		Subordinated Debt (17.0%, Due 3/10) (12)	11,266	11,266	11,266
		Class A LLC Interest		1,508	2,610
		Class B LLC Interest		—	—
Sunshine Media Delaware,	Publishing	Senior Debt (13.7%, Due 12/07)	12,739	12,205	12,205
LLC (2)		Class A LLC Interest		564	—
		Warrants to purchase Class B LLC interest (expire 1/31/11)		—	—
Total Affiliate Investments (represents 4.2% of total investments at fair value)				46,168	46,156

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Allen's TV Cable Service, Inc.	Cable	Senior Debt (13.1%, Due 12/12) (12)	$7,130	$7,130	$7,130
		Subordinated Debt (12.6%, Due 12/12) (12)	2,007	2,007	2,007
		Warrants to purchase Common Stock (expire 12/31/15)		—	—
Amerifit Nutrition, Inc. (2)	Drugs	Senior Debt (13.9%, Due 3/10) (12)	6,623	6,623	6,623
Archway Broadcasting Group, LLC	Broadcasting	Senior Debt (11.0%, Due 12/08) (12)	4,900	4,900	4,900
Auto Europe, LLC	Equipment Leasing	Subordinated Debt (11.3%, Due 10/12) (12)	13,500	13,500	13,500
B & H Education, Inc. (2)	Education	Senior Debt (10.5%, Due 3/10) (12)	4,000	4,000	4,000
		Preferred Stock ( 5,384 shares)		1,060	1,078
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (9.7%, Due 9/11)	5,449	5,449	5,449
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (12.2%, Due 3/10) (12)	10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (6.2%, Due 8/11) (12)	889	889	894
Cambridge Information Group, Inc. (2)	Information Services	Senior Debt (8.7%, Due 6/07-6/11) (12)	26,825	26,825	26,825
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (11.1%, Due 12/11) (12)	2,377	2,377	2,270
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (6.6%, Due 7/10) (12)	1,778	1,778	1,797
Community Media Group, Inc. (2)	Newspaper	Senior Debt (8.9%, Due 9/10) (12)	22,365	22,365	22,365
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12) (12)	7,060	7,060	7,060
Country Road Communications LLC (2)	Communications	Subordinated Debt (11.6%, Due 7/13) (12)	13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (11.1%, Due 6/10) (12)	19,400	19,400	19,400
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (14.3%, Due 6/09-6/10) (12)	8,942	8,942	8,942
Cruz Bay Publishing, Inc. (2)	Publishing	Senior Debt (12.1%, Due 12/06) (12)	6,172	6,172	6,172
		Subordinated Debt (20.5%, Due 12/06) (12)	11,417	11,417	11,417
Dayton Parts Holdings, LLC(2)	Vehicle Parts & Supplies	Subordinated Debt (12.5%, Due 6/11)	16,000	16,000	16,000
		Preferred LLC Interest ( 16,371 units)		602	602
		Class A LLC Interest (10,914 units)		401	401

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
D&B Towers, LLC	Communications	Senior Debt (14.2%, Due 6/08) (12)	$5,022	$5,022	$5,022
dick clark productions, inc.(6)	Broadcasting	Common Stock (235,714 shares)		210	111
		Warrants to purchase Common Stock (expire 7/25/11)		858	1,085
The e-Media Club, LLC (6)	Investment Fund	LLC Interest		89	37
EAS Group, Inc.	Communications Equipment	Subordinated Debt (16.0%, Due 4/11) (12)	10,227	10,227	10,227
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.0%, Due 5/12)	10,000	10,000	10,000
		Subordinated Debt (14.5%, Due 6/12)	5,067	5,067	5,067
Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (11.5%, Due 3/10-9/10) (12)	4,640	4,640	4,640
		Subordinated Debt (16.0%, Due 3/11) (12)	8,763	8,763	8,763
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (10.7%, Due 12/12) (12)	5,000	5,000	5,000
GoldenSource Holdings Inc.(2)	Technology	Senior Debt (9.0%, Due 9/08)	17,000	17,000	17,000
		Warrants to purchase Common Stock (expire 10/31/08)		—	—
The Hillman Group, Inc.	Home Furnishings	Senior Debt (7.7%, Due 3/11) (12)	5,910	5,910	6,010
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (9.4%, Due 3/11) (12)	4,668	4,668	4,290
I-55 Internet Services, Inc. (6)	Communications	Senior Debt (17.5%, Due 12/06)	1,778	1,778	1,539
		Warrants to purchase Common Stock (expire 4/30/10)		366	—
Images.com, Inc.	Information Services	Senior Debt (12.5%, Due 12/07) (12)	2,664	2,664	2,664
Information Today, Inc. (2)	Information Services	Senior Debt (11.0%, Due 9/08) (12)	6,915	6,915	6,915
Instant Web, Inc.	Direct Mail Advertiser	Senior Debt (7.8%, Due 2/11) (12)	4,962	4,962	5,037
Jenzabar, Inc. (2)	Technology	Senior Debt (12.5%, Due 4/09) (12)	12,000	12,000	12,000
		Subordinated Debt (18.0%, Due 4/09-4/12) (12)	7,467	7,467	7,467
		Senior Preferred Stock (5,000 shares)		5,831	5,831
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)		422	7,630
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (7.4%, Due 12/11) (12)	7,225	7,225	7,225

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Jupitermedia Corporation	Information Services	Common Stock (148,373 shares)		$2,115	$2,084
Managed Health Care Associates, Inc.	Drugs	Senior Debt (10.3%, Due 6/09-6/10) (12)	$4,380	4,380	4,380
MD Beauty, Inc	Cosmetics	Subordinated Debt (11.3%, Due 2/13) (12)	9,000	9,000	9,079
MCI Holdings, LLC (2)	Management Consulting Service	Subordinated Debt (12.5%, Due 3/12)	17,102	17,102	17,102
		Class A LLC Interest (4,712,042 units)		3,000	3,000
Metropolitan Telecommunications Holding Company (2) (9)	Communications	Senior Debt (11.6%, Due 6/10-9/10) (12)	22,000	22,000	22,000
		Subordinated Debt (15.5%, Due 12/10) (12)	10,929	10,929	10,929
		Warrants to purchase Common Stock (expire 9/30/13)		1,843	3,897
Michael May	Security Alarm	Senior Debt (12.0%, Due 2/08)	450	450	450
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.0%, Due 3/10-9/10) (12)	13,900	13,900	13,900
		Subordinated Debt (14.5%, Due 3/11) (12)	9,115	9,115	9,115
MicroDental Laboratories (2)	Healthcare	Senior Debt (9.8%, Due 5/11-11/11) (12)	11,767	11,767	11,767
		Subordinated Debt (15.0%, Due 5/12) (12)	6,113	6,113	6,113
Miles Media Holding, Inc. (2)	Publishing	Senior Debt (10.9%, Due 6/12) (12)	8,287	8,287	8,287
		Subordinated Debt (15.4%, Due 12/12) (12)	4,000	4,000	4,000
		Warrants to purchase Common Stock (expire 6/3/15)		439	837
Monotype Imaging Holdings Corp. (2)	Technology	Senior Debt (8.8%, Due 11/09) (12)	4,850	4,850	4,850
MultiPlan, Inc.	Insurance	Senior Debt (7.0%, Due 3/09) (12)	3,194	3,194	3,234
Nalco Company	Ecological Services	Senior Debt (6.3%, Due 11/10) (12)	4,162	4,162	4,217
National Display Holdings, LLC(2)	Electronics	Senior Debt (9.7%, Due 12/10-12/11)	20,087	20,087	20,087
		Subordinated Debt (15.0%, Due 12/12)	13,000	13,000	13,000
		Class A LLC Interest (1,000,000 units)		1,000	1,000
National Product Services, Inc.	Business Services	Subordinated Debt (14.0%, Due 6/07) (12)	10,225	10,225	10,225
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)		—	—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
OMP, Inc.	Drugs	Senior Debt (8.3%, Due 1/10-1/11) (12)	$7,714	$7,714	$7,714
PartMiner, Inc. (2)	Information Services	Senior Debt (15.0%, Due 6/09) (12)	5,240	5,240	5,240
Powercom Corporation (2)	Communications	Senior Debt (12.0%, Due 12/06) (12)	1,861	1,861	1,861
		Warrants to purchase Class A Common Stock (expire 6/30/14)		286	341
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.3%, Due 12/10-5/11)	17,535	17,535	17,535
		Subordinated Debt (15.0%, Due 12/11)	10,502	10,502	10,502
		Preferred LLC Interest (1,000,000 units)		1,001	1,001
R.R. Bowker, LLC (2)	Information Services	Senior Debt (11.4%, Due 12/08-12/09) (12)	16,650	16,650	16,650
Republic National Cabinet Corporation	Home Furnishings	Senior Debt (9.2%, Due 6/09) (12)	3,578	3,578	3,578
		Subordinated Debt (13.1%, Due 6/09) (12)	5,000	5,000	5,000
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.9%, Due 11/09) (12)	12,400	12,400	12,400
SCI Holdings, Inc	Communication Services	Subordinated Debt (11.5%, Due 11/12) (12)	7,500	7,500	7,500
Sheridan Healthcare, Inc.	Healthcare	Senior Debt (7.5%, Due 11/10) (12)	2,850	2,850	2,895
Sterigenics International, Inc.	Healthcare	Senior Debt (7.5%, Due 6/11) (12)	4,925	4,925	4,993
Stratford School Holdings, Inc.(2)	Education	Senior Debt (9.5%, Due 6/11) (12)	6,500	6,500	6,500
		Subordinated Debt (14.0%, Due 12/11) (12)	6,651	6,651	6,651
		Preferred Stock (10,000 shares)		1,059	1,059
		Warrants to purchase Common Stock (expire 5/31/15)		67	192
Survey Sampling International, LLC	Research	Senior Debt (7.3%, Due 5/11) (12)	3,911	3,911	3,943
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (11.6%, Due 4/11) (12)	12,000	12,000	12,000
SXC Health Solutions, Inc. (2)	Technology	Senior Debt (9.0%, Due 12/10) (12)	13,260	13,260	13,260
		Common Stock (1,111,100 shares)		1,235	2,630
Talk America Holdings, Inc. (6)	Communications	Warrants to purchase Common Stock (expire 8/17/06—3/31/07)		25	330

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2005

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Team Express, Inc.	Specialty Retail	Senior Debt (10.7%, Due 12/09-12/10) (12)	$13,364	$13,364	$13,364
		Subordinated Debt (15.0%, Due 6/11) (12)	7,108	7,108	7,108
Teleguam Holdings, LLC	Communications	Subordinated Debt (11.4%, Due 10/12) (12)	20,000	20,000	20,000
Tippmann Sports, LLC	Leisure Goods	Senior Debt (10.3%, Due 6/09) (12)	6,550	6,550	6,550
Total Sleep Holdings, Inc. (2)	Healthcare	Subordinated Debt (14.0%, Due 9/11) (12)	22,220	22,220	22,220
U. S. I. Holdings Corporation	Insurance	Senior Debt (6.7%, Due 8/08) (12)	2,970	2,970	2,982
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (10.8%, Due 12/07-6/10) (12)	10,350	10,350	10,350
		Convertible Preferred Subordinated Notes (12.0%, Due 6/15 )	1,062	1,062	1,062
Wicks Business Information, LLC	Publishing	Unsecured Notes (9.3%, Due 2/08)	215	215	215
Wiesner Publishing Company, LLC (2)	Publishing	Warrants to purchase membership interest in LLC (expire 6/30/12)		406	1,723
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (11.9%, Due 6/11) (12)	6,000	6,000	6,180
WirelessLines II, Inc.	Communications	Senior Debt (8.0%, Due 4/07)	185	185	185
Total Non-Affiliate Investments (represents 68.0% of total investments at fair value)			—	733,717	745,757
Total Investments				1,117,257	1,097,560
Unearned Income				(9,062)	(9,062)

Total Investments Net of Unearned Income				$1,108,195	$1,088,498

Call options written (included in Other Liabilities in the Consolidated Balance Sheets)
Metropolitan Telecommunications Holding Company (9)	Communications	Call options written		$575	$575
Total Call Options Written				$575	$575

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2006 and 2005

(in thousands, except share data)

(1)	In August 2006, MCG sold 50.1% of its equity in Crystal Media Network, LLC (“Crystal Media”). As part of the same transaction, Crystal Media’s outstanding debt was paid off. At December 31, 2006, MCG had a written call option outstanding on up to a 10% interest in Crystal Media. The option expires January 31, 2008.
(2)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(4)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	In January 2005, MCG IH II, Inc., the sole owner of one of the Company’s majority-owned controlled portfolio companies, Bridgecom Holdings, Inc., completed a merger with and into BV-BC Acquisition Corporation, a wholly-owned subsidiary of Broadview Networks, Inc. The Company’s economic ownership in the new merged entity dropped below 50%; however, the Company retained greater than 50% of the voting control of the merged entity. Accordingly, our investment will continue to be reflected as a majority-owned control portfolio company.
(8)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(9)	In June 2005, MCG granted Metropolitan Telecommunication Holding Company an option to repurchase all of the warrants to purchase their common stock currently held by MCG at a specified price. This option expired on March 31, 2006.
(10)	In March 2006, I-55 Internet Services, Inc. merged with XFone, Inc.
(11)	In March 2006, a subsidiary of JupiterKagan, Inc., a majority-owned controlled portfolio company, purchased the JupiterResearch division of Jupitermedia Corporation. At December 31, 2005, Kagan Research, LLC was a consolidated subsidiary of MCG.
(12)	Some or all of this security has been pledged as collateral in one or more of MCG’s credit facilities. See Note 3 to the Consolidated Financial Statements.
(13)	In September 2006, Broadview Network Holdings, Inc. (“Broadview”) acquired ATX Communications, Inc. (“ATX”). In connection with the acquisition of ATX, MCG converted its Broadview subordinated debt to Broadview preferred stock. See Note 2 to the Consolidated Financial Statements for more detail on the ATX acquisition and its impact on the Company’s investment in Broadview.

See notes to consolidated financial statements

MCG Capital Corporation

Notes to Consolidated Financial Statements

(in thousands, except per share data)

Note 1—Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

MCG Capital Corporation (“MCG” or the “Company”) is a solutions-focused commercial finance company providing capital and advisory services to middle market companies throughout the United States. The Company is a non-diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

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

Summary of Significant Accounting Policies

Income Recognition

Interest and dividend income

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When a loan becomes 90 days or more past due, or if MCG otherwise does not expect the customer to be able to service its debt and other obligations, MCG will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, MCG may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

Dividend income on equity investments that have stated accruing dividend rates is recorded on the accrual basis to the extent that such amounts are expected to be collected. Dividend income on common equity investments is recorded when declared and paid.

Contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. MCG will generally cease accruing PIK if there is insufficient value to support the accrual or it does not expect the customer to be able to pay all principal and interest due.

Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. MCG records the financial instruments received at fair value as determined by MCG’s board of directors. Fair values are determined using various valuation models which estimate the underlying value of the associated entity. These models are then applied to MCG’s ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through MCG’s statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan.

Other income

Advisory fees and other income is related to advisory and management services, equity structuring fees, prepayment fees, research revenues, bank interest, and other fees. Advisory and management services fees are recognized when earned. Equity structuring fees are recognized as earned, which is generally when the investment transaction closes. Prepayment fees are recognized upon receipt.

Securitization Transactions

Periodically, MCG transfers pools of loans to bankruptcy remote, special purpose entities for use in securitization transactions. These transfers of loans are treated as secured borrowing financing arrangements in accordance with FASB SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

Cash and Cash Equivalents

Cash and cash equivalents as presented in the balance sheet and the statement of cash flows includes bank checking accounts, highly liquid investments with original maturities of 90 days or less, and interest bearing deposits collateralized by marketable debt securities.

Cash, Securitization Accounts

Cash, securitization accounts includes amounts held in designated bank accounts representing principal and interest payments received on securitized loans or other reserved amounts associated with the Company’s securitization facilities. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements.

Cash, Restricted

Cash, restricted includes cash that was received in exchange for the sale of an asset that is currently held in escrow.

Investments

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which MCG owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as those non-control investments in companies in which MCG owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

All investments are carried at fair value with any adjustments recorded in the statement of operations as investment gains (losses)—unrealized. The Company determines the value of each investment in its portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At December 31, 2006, approximately 95% of the Company’s total assets represented investments of which approximately 97% are valued at fair value and approximately 3% are valued at market value based on readily ascertainable public market quotes at December 31, 2006. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company must determine the fair value of each individual investment on a quarterly basis and record changes in fair value as unrealized appreciation or depreciation on investments in its statement of operations.

As a business development company, the Company invests primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. The Company generally includes many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership and corporate governance parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In some cases, the Company’s loan agreements also allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer’s business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer’s plan. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company’s valuation process requires an analysis of various factors. The Company’s fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

The Company bases the fair value of its investments on the enterprise value of the portfolio companies in which it invests. The enterprise value is the value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value and for any one portfolio company enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In determining the enterprise value of a portfolio company, the Company analyzes the portfolio company’s historical and projected financial results. The Company generally prepares discounted cash flow models based on its projections of the future free cash flows of the business and industry derived capital costs. The Company reviews external events, including private mergers and acquisitions, and includes these events in the enterprise valuation process. The Company also uses industry valuation benchmarks and reviews public market

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

comparables. In certain cases, the Company retains independent valuation firms to perform valuations that it considers as part of its determination of portfolio company value. When an external event such as a purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event may be used to corroborate the Company’s estimate of enterprise value.

For loans and debt securities, if there is adequate enterprise value to support the repayment of the Company’s debt then the fair value of its loan or debt security typically corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of the Company’s equity investments is determined based on various factors including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, as well as other pertinent factors such as recent offers to purchase a portfolio company, recent sales of the portfolio company’s equity securities, recent liquidation events or other events. The investment value is discounted if it is illiquid in nature and/or a minority, non-control position.

During the fourth quarter of 2006, in connection with its process for determining fair value as of December 31, 2006, the Company retained two independent valuation firms to perform independent valuations of certain of its portfolio companies. These valuations were considered by the board of directors in their determination of fair value. The Company intends to continue to utilize independent valuation consultants to obtain additional support in the preparation of our internal valuation analyses each quarter.

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

Share-based Compensation

The Company recognizes share based compensation in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which it adopted effective January 1, 2006 using the modified prospective method. Effective January 1, 2006, unearned compensation amounts previously recorded as a separate component of equity on the Company’s balance sheet are included in paid-in capital. In accordance with FAS 123R, the Company recognizes compensation cost related to share based awards for which forfeiture provisions are expected to lapse over the requisite service period.

Prior to January 1, 2006, the Company accounted for share based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 123R did not impact the Company’s net operating income before investment gains and losses, net income, cash flows from operations, cash flows from financing activities, or basic and diluted earnings per share. See Note 9 for further discussion of the Company’s share based compensation.

Income Taxes

The Company currently qualifies as a regulated investment company (a “RIC”) for federal income tax purposes, which allows it to avoid paying corporate income taxes on any income or gains that it distributes to its

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

shareholders. The Company has distributed and intends to distribute sufficient dividends to eliminate taxable income. The Company may also be subject to federal excise tax if it does not distribute at least 98% of its investment company taxable income in any calendar year and 98% of its capital gain net income in any calendar year.

The Company has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of the Company’s portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated with the Company for GAAP purposes, such that the Company’s consolidated financial statements reflect its investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass–through entities) and still satisfy the RIC tax requirement that at least 90% of the Company’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass–through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of investment income, it could jeopardize the ability of the Company to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. Where the LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, their income is taxed to the Taxable Subsidiaries and does not flow through to the Company, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in the Company’s Consolidated Statement of Operations.

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

Goodwill

The Company records goodwill in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As of December 31, 2006 and December 31, 2005, the balance of goodwill was $3,851 and $6,224, respectively, and is included in other assets on the Consolidated Balance Sheets. In accordance with SFAS No. 142, the Company has tested its intangible assets with indefinite lives for impairment and determined that there were no impairments as of those dates.

Reclassifications

Certain prior period information has been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

statements based on their fair values. SFAS No. 123R is effective beginning with the first interim period of the fiscal year beginning after June 15, 2005. MCG adopted SFAS No. 123R effective January 1, 2006. See Note 9, “Share Based Compensation”.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will be effective as of the last day of the first reporting period beginning after December 15, 2006, which is March 31, 2007.

The Company has conducted a review of all open tax year’s income recognition and expense deduction filing positions and income tax returns filed (federal and state) for determination of any uncertain tax positions that may require recognition of a tax liability. This review encompassed an analysis of all book/tax difference adjustments as well as the timing of income and expense recognition for all tax years still open under the statute of limitations. As a result, the Company has determined that it is more likely than not that each tax position taken on a previously filed return or to be taken on current tax returns will be sustained on examination based on the technical merits of the positions and therefore, no recognition of a tax liability on an uncertain tax position for FIN No. 48 purposes is anticipated.

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

Note 2—Investments

The composition of MCG’s investments as of December 31, 2006 and 2005, at cost, was as follows, excluding unearned income:

	December 31, 2006		December 31, 2005
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Secured senior debt	$384,490	30.9%	$544,449	48.7%
Subordinated debt
Secured	506,681	40.8	333,080	29.8
Unsecured	25,233	2.0	61,557	5.5

Total debt investments	916,404	73.7	939,086	84.0

Preferred equity	296,942	23.9	146,905	13.1
Common/Common equivalents equity	29,359	2.4	31,266	2.9

Total equity investments	326,301	26.3	178,171	16.0

Total	$1,242,705	100.0%	$1,117,257	100.0%

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

The composition of MCG’s investments as of December 31, 2006 and 2005, at fair value, was as follows, excluding unearned income:

	December 31, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Secured senior debt	$389,721	31.0%	$542,981	49.5%
Subordinated debt
Secured	494,992	39.3	329,498	30.0
Unsecured	24,666	2.0	61,557	5.6

Total debt investments	909,379	72.3	934,036	85.1

Preferred equity	285,150	22.7	126,664	11.5
Common/Common equivalents equity	63,083	5.0	36,860	3.4

Total equity investments	348,233	27.7	163,524	14.9

Total	$1,257,612	100.0%	$1,097,560	100.0%

The Company’s debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 10% to 16%, a portion of which may be deferred. At December 31, 2006, approximately 64% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 36% were at fixed rates. In addition, at December 31, 2006, approximately 31% of the loan portfolio has floors of between 1.50% and 3.0% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from four to eight years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

When one of the Company’s loans becomes 90 days or more past due, or if the Company otherwise does not expect the customer to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all past due principal and interest has been paid or otherwise restructured such that the interest income is determined to be collectible. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes our loans greater than 90 days past due and loans on non-accrual status, at fair value, at December 31, 2006 and December 31, 2005:

	December 31, 2006			December 31, 2005
	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 90 days past due
On non-accrual status	$20,129	2.21%	1.60%	$3,218	0.34%	0.29%
Not on non-accrual status	1,798	0.20%	0.14%	13,553	1.45%	1.23%

Total loans greater than 90 days past due	$21,927	2.41%	1.74%	$16,771	1.79%	1.52%

Loans on non-accrual status
0 to 90 days past due	$15,259	1.68%	1.21%	$9,522	1.02%	0.87%
Greater than 90 days past due	20,129	2.21%	1.60%	3,218	0.34%	0.29%

Total loans on non-accrual status	$35,388	3.89%	2.81%	$12,740	1.36%	1.16%

Loans on non-accrual status or greater than 90 days past due	$37,186	4.09%	2.95%	$26,293	2.81%	2.39%

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

Set forth below are tables showing the composition of MCG’s portfolio by industry (excluding unearned income) at cost and fair value as of December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost(a)	Percentage of Total Portfolio(a)
Telecommunications—CLECs (competitive local exchange carriers)	$280,394	22.6%	$221,433	19.8%
Other Communications	81,605	6.6	71,725	6.4
Healthcare	106,967	8.6	89,532	8.0
Newspaper	89,760	7.2	112,645	10.1
Publishing	71,623	5.8	86,307	7.7
Laboratory Instruments	57,868	4.6	52,053	4.7
Plastic Products	57,052	4.6	—	—
Home Furnishings	53,696	4.3	19,156	1.7
Business Services	51,765	4.2	22,225	2.0
Information Services	48,379	3.9	75,476	6.8
Cable	38,711	3.1	33,275	3.0
Broadcasting	38,440	3.1	36,859	3.3
DVD Rental	28,567	2.3	—	—
Sporting Goods	26,920	2.2	—	—
Education	26,740	2.1	19,337	1.7
Electronics	24,682	2.0	34,087	3.0
Other Media	22,497	1.8	32,774	2.9
Food Services	21,204	1.7	—	—
Technology	19,430	1.6	58,895	5.3
Retail	19,158	1.5	20,472	1.8
Auto Parts	16,997	1.4	17,003	1.5
Drugs	15,569	1.2	28,717	2.6
Leisure Activities	14,314	1.2	13,403	1.2
Photographic Studio	12,897	1.0	—	—
Cosmetics	6,755	0.5	11,377	1.0
Car Rental	—	—	13,500	1.2
Other(b)	10,715	0.9	47,006	4.3

	$1,242,705	100.0%	$1,117,257	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry classification.
(b)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

	December 31, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value(a)	Percentage of Total Portfolio(a)
Telecommunications—CLECs (competitive local exchange carriers)	$274,108	21.8%	$213,379	19.4%
Other Communications	83,988	6.7	68,846	6.3
Healthcare	106,519	8.5	91,040	8.4
Newspaper	90,640	7.2	112,826	10.3
Publishing	68,020	5.4	72,280	6.6
Laboratory Instruments	58,402	4.6	52,052	4.7
Plastic Products	57,052	4.5	—	—
Home Furnishings	52,512	4.2	18,878	1.7
Business Services	51,230	4.1	22,225	2.1
Information Services	47,440	3.8	75,444	6.9
Broadcasting	39,851	3.2	31,953	2.9
Cable	38,711	3.1	33,275	3.0
Technology	36,188	2.9	66,103	6.0
Education	30,987	2.5	19,479	1.8
DVD Rental	28,567	2.3	—	—
Sporting Goods	26,920	2.1	—	—
Electronics	24,834	2.0	34,087	3.1
Other Media	24,110	1.9	33,876	3.1
Food Services	21,204	1.7	—	—
Retail	19,353	1.5	20,472	1.9
Auto Parts	17,198	1.4	17,003	1.5
Drugs	15,569	1.2	28,717	2.6
Leisure Activities	14,314	1.1	13,403	1.2
Photographic Studio	12,897	1.0	—	—
Cosmetics	6,272	0.5	11,349	1.0
Car Rental	—	—	13,500	1.2
Other(b)	10,726	0.8	47,373	4.3

	$1,257,612	100.0%	$1,097,560	100.0%

(a)	Certain amounts have been reclassified into different industries to conform to the current period industry classification.
(b)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

Note 3—Borrowings

The following is a summary of the borrowings for the years ended December 31, 2006, and 2005:

	December 31, 2006		December 31, 2005
	Facility amount	Amount outstanding	Facility amount	Amount outstanding
Unsecured Notes	$50,000	$50,000	$50,000	$50,000
Commercial Loan Trust 2005-2	—	—	250,000	159,181
Commercial Loan Trust 2006-2	200,000	84,040	—	—
Commercial Loan Funding Trust Facility	250,000	83,943	250,000	160,000
Term Securitizations
Series 2004-1 Class A-1 Asset Backed Bonds	—	—	81,138	81,138
Series 2004-1 Class A-2 Asset Backed Bonds	—	—	31,500	31,500
Series 2004-1 Class B Asset Backed Bonds	—	—	43,500	43,500
Series 2004-1 Class C Asset Backed Bonds	—	—	15,800	15,800
Series 2006-1 Class A-1 Notes	106,250	106,250	—	—
Series 2006-1 Class A-2 Notes	50,000	11,400	—	—
Series 2006-1 Class A-3 Notes	85,000	35,000	—	—
Series 2006-1 Class B Notes	58,750	58,750	—	—
Series 2006-1 Class C Notes	45,000	45,000	—	—
Series 2006-1 Class D Notes	47,500	47,500	—	—
Revolving Unsecured Credit Facility	100,000	—	50,000	—

Total	$992,500	$521,883	$771,938	$541,119

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

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

The Company uses this facility to fund the origination of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances. As of December 31, 2006 the Company had $84,040 outstanding under this facility.

MCG Commercial Loan Funding Trust.    On November 10, 2004, the Company established, through MCG Commercial Loan Funding Trust, a $150,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by the Company to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. Through July 29, 2005, advances under the facility bore interest based on a commercial paper rate plus 1.15%.

On July 29, 2005, the Company amended the MCG Commercial Loan Funding Trust facility. Pursuant to this amendment, the total facility amount was increased from $150,000 to $250,000, the interest rate was changed from commercial paper rate plus 1.15% to commercial paper rate plus 0.95%, the concentration criteria were modified to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 25% to 35%, and other minor modifications were made. On April 17, 2006 the Company again amended this facility to allow, among other things, for an increase in the allowable percentage of certain secured subordinated loans in the collateral pool from 35% to 50% and the inclusion of additional industry segments. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. During July 2006, the facility was renewed until July 27, 2007. As of December 31, 2006, the Company had $83,943 outstanding under this credit facility. See “Note 13 – Subsequent Events” for further discussion.

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

The Company retains all of the equity in the securitization. The securitization includes a reinvestment period of five years, during which principal collections received on the underlying collateral may be used to purchase new collateral from the Company. Under the terms of the securitization, up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes and are required to be drawn by April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $408,562 as of December 31, 2006, which

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

were purchased by the trust from the Company. Additional commercial loans will be purchased by the trust from the Company primarily using the proceeds from the Class A-3 delayed draw notes and the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of December 31, 2006, a total of $303,900 of these notes were outstanding.

Revolving Unsecured Credit Facility.    This facility was established on September 20, 2005 as a result of an amendment to the Company’s Senior Secured Credit facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). Pursuant to that amendment the facility was no longer secured by the Company’s assets and was committed up to $50,000. On June 19, 2006, the Company made a second amendment to this facility. Pursuant to this amendment, the aggregate revolving commitment amount under this credit facility was increased from $50,000 to $60,000, the maturity date was extended from September 19, 2006 to June 18, 2007, and an additional lender was added to this facility. Other minor modifications were also made to this facility. HVB maintained its $50,000 commitment, and the additional $10,000 was committed by Chevy Chase Bank. On August 7, 2006, the Company again amended this facility. Pursuant to this amendment, the aggregate revolving commitment amount under this credit facility was increased from $60,000 to $75,000, and an additional lender was added to this facility. HVB and Chevy Chase Bank maintained their $50,000 and $10,000 commitments, respectively, and the additional $15,000 was committed by Sovereign Bank. On November 29, 2006, the Company again amended this facility. Pursuant to this amendment, the aggregate revolving commitment amount under this credit facility was increased from $75,000 to $100,000, and an additional lender was added to this facility. HVB, Chevy Chase Bank, and Sovereign Bank maintained their $50,000, $10,000, and $15,000 commitments, respectively, and the additional $25,000 was committed by Royal Bank of Canada.

This credit facility is unsecured and is committed up to $100,000 on a revolving basis. In addition, this Revolving Unsecured Credit Facility allows for additional lenders with HVB acting as the agent. Advances under this credit facility bear interest at LIBOR plus 2.00% or the prime rate plus 0.50%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, and minimum cash net investment income. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. As of December 31, 2006, the Company had no amounts outstanding under this credit facility.

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

Term Securitization 2004-1.    On September 30, 2004, the Company established MCG Commercial Loan Trust 2004-1 (the “2004-1 Trust”), which issued three classes of series 2004-1 Notes. The facility was structured

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

to hold up to $397,700 of loans. The facility was secured by all of the 2004-1 Trust’s commercial loans and cash in securitization accounts, which totaled approximately $228,047 as of December 31, 2005. On July 20, 2006, the Company repaid the 2004-1 Notes using approximately $61,868 of cash from the Commercial Loan Trust 2004-1 and its Commercial Loan Trust 2006-1 securitization and $15,000 of new borrowings from its Commercial Loan Trust 2006-1 securitization. This facility was scheduled to terminate July 20, 2016 or sooner upon the full repayment of the Class A-1, Class A-2, Class B and Class C Notes.

The 2004-1 Trust issued $250,500 of Class A-1 Notes rated Aaa/AAA, $31,500 of Class A-2 Notes rated Aa1/AAA, $43,500 of Class B Notes rated A2/A and $15,800 of Class C Notes rated Baa2/BBB as rated by Moody’s and Fitch, respectively. On June 1, 2005, the Company sold the Class C securities, which had previously been retained by the Company. The Series 2004-1 Class A-1 Notes, Class A-2 Notes, Class B Notes and Class C Notes bore interest of LIBOR plus 0.43%, 0.65%, 1.30%, and 2.50%, respectively.

Borrowing repayments based on the contractual principal collections of the loans which comprise the collateral would be:

2007	$167,983
2008	—
2009	—
2010	50,000
2011 and thereafter	303,900

Total	$521,883

Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

Borrowings outstanding, by interest rate benchmark, as of December 31, 2006 and December 31, 2005 were as follows:

	December 31, 2006	December 31, 2005
90-day LIBOR	$387,940	$331,119
Commercial paper rate	83,943	160,000
Fixed Rate	50,000	50,000

	$521,883	$541,119

Note 4—Capital Stock

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

In 2006, MCG raised $68,642 of net proceeds by selling 4,600 shares of newly issued common stock. In 2005, MCG raised $117,015 of net proceeds by selling 8,030 shares of newly issued common stock.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

The following table summarizes MCG’s distributions declared since January 1, 2005:

Date Declared	Record Date	Payment Date	Amount
February 15, 2007	March 15, 2007	April 27, 2007	$0.44
October 26, 2006	November 22, 2006	January 30, 2007	0.42
July 27, 2006	August 24, 2006	October 30, 2006	0.42
April 27, 2006	May 25, 2006	July 28, 2006	0.42
February 16, 2006	March 16, 2006	April 27, 2006	0.42
October 26, 2005	November 23, 2005	January 30, 2006	0.42
July 27, 2005	August 25, 2005	October 28, 2005	0.42
April 27, 2005	May 26, 2005	July 28, 2005	0.42
February 23, 2005	March 14, 2005	April 28, 2005	0.42

A return of capital for federal income tax purposes, which MCG calls a tax return of capital, of $0.67 per share, $0.22 per share and $0.53 per share occurred with respect to the fiscal years ended December 31, 2006, 2005 and 2004, respectively. Each year a statement on Form 1099-DIV identifying the source of the dividend (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to MCG’s stockholders. To the extent MCG’s taxable earnings fall below the total amount of MCG’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to MCG’s stockholders. See “Note 6 – Income Taxes” for further discussion.

Note 5—Employee Benefit Plans

MCG sponsors a contributory savings plan (“The Plan”). The Plan allows all full-time and part-time employees who work at least one thousand hours per year to participate beginning on the first day of the calendar quarter following an employee’s date of hire. MCG matches a portion of the contribution made by employees, which is based upon a percent of defined compensation, to the savings plan. Expenses related to the Plan were $236, $265, and $692 for the years ended December 31, 2006, 2005, and 2004, respectively.

MCG has created a deferred compensation plan for certain executives that allows them to defer a portion of their salary and bonuses to an unfunded deferred compensation plan managed by MCG. Contributions to the plan earn interest at a rate of 2.00% over MCG’s internal cost of funds rate, as defined by the plan. Expenses related to the Plan were $46, $56, and $35 for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 6—Income Taxes

Through December 31, 2001 the Company was taxed under Subchapter C of the Internal Revenue Code. Effective January 1, 2002 the Company elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. The Company’s taxable income therefore generally will not be subject to Federal taxation to the extent such taxable income is distributed to stockholders and the Company annually meets certain qualification and minimum distribution requirements. During the year ended December 31, 2006, the Company recorded a tax provision of approximately $2,712. This tax provision is primarily related to unrealized gains on the Company’s investments.

Deferred income taxes subsequent to conversion to a business development company reflect taxes on built-in gains on equity investments, which amounted to $377, $377, and $989 at December 31, 2006, 2005, and 2004, respectively.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

The tax cost basis of the Company’s investments as of December 31, 2006, 2005, and 2004 approximates the book cost basis. In addition, the components of stockholders’ equity on a tax basis are not materially different from components of stockholders’ equity on a book basis for the years ended December 31, 2006, 2005, and 2004.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, capital gains, or a combination thereof. Distributions paid per common share for the years ended December 31, 2006, 2005, and 2004 were taxable as follows:

	2006		2005		2004
Dividends declared during the year	$1.68		$1.68		$1.68
Dividends declared in 2003 but treated as taxable in 2004 as required by the Internal Revenue Code	—		—		0.42
Dividends declared in 2004 but treated as taxable in 2005 as required by the Internal Revenue Code	—		0.42		(0.42)
Dividends declared in 2005 but treated as taxable in 2006 as required by the Internal Revenue Code	0.42		(0.42)		—
Dividends declared in 2006 but treated as taxable in 2007 as required by the Internal Revenue Code	(0.42)		—		—

Dividends paid for tax purposes	$1.68		$1.68		$1.68

Ordinary income (a)	1.01	60.1%	1.31	78.0%	1.09	64.6%
Capital gains (a)	—	—	0.15	9.0	0.06	3.7
Return of capital (b)	0.67	39.9	0.22	13.0	0.53	31.7

Total reported on tax Form 1099-DIV	$1.68	100.0%	$1.68	100.0%	$1.68	100.0%

(a)	For 2006, 2005 and 2004, ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and capital gains are reported on Form 1099-DIV in various sub-categories which have differing tax treatments to shareholders. Those subcategories have not been shown here.
(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

On a tax basis, distributions to stockholders in 2006 were $53,020 of ordinary income and $35,204 of return of capital, and in 2005 were $61,582 of ordinary income, $7,136 of capital gain, and $10,221 of return of capital.

The following table is a reconciliation of GAAP net income to taxable net income for the years ended December 31, 2006 and 2005:

(dollars in thousands)	2006	2005
Net income	$100,949	$68,193
Net loss of subsidiary not consolidated for tax purposes	—	1,744
Net change in unrealized (appreciation) depreciation on investments not taxable until realized	(34,604)	1,343
Timing difference related to deductibility of long- term incentive compensation	2,468	3,262
Interest income on nonaccrual loans that is taxable	3,612	2,437
Dividend income accrued for GAAP purposes which is not yet taxable	(21,612)	(6,516)
Federal tax expense	2,661	(595)
Other, net	(93)	(2,594)

Taxable income before deductions for distributions	$53,381	$67,274

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

Note 7—Commitments and Contingencies

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

The balance of unused commitments to extend credit was $71,581 and $37,330 at December 31, 2006 and 2005, respectively. The estimated fair value of these commitments reflects the amount MCG would have to pay a counterparty to assume these obligations and was $358 and $187 at December 31, 2006 and 2005, respectively. These amounts were estimated as the amount of fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties.

From time to time, the Company provides guarantees or standby letters of credit on behalf of its portfolio companies. As of December 31, 2006 and 2005, the Company had guarantees and standby letters of credit of approximately $9,480 and $10,226, respectively.

Certain premises are leased under agreements which expire at various dates through 2013. Total rent expense amounted to $1,541, $1,758, and $1,725 during the years ended December 31, 2006, 2005, and 2004, respectively.

Future minimum rental commitments as of December 31, 2006 for all non-cancelable operating leases with initial or remaining terms of one year or more were as follows:

2007	$1,607
2008	1,939
2009	2,004
2010	2,070
2011 and thereafter	4,070

Total	$11,690

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

Note 8—Concentrations of Credit Risk

At December 31, 2006, the Company’s ten largest customers represented approximately 41.3% of the total fair value of the Company’s investments and accounted for approximately 37.5% of the Company’s operating

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

income during the year ended December 31, 2006. At December 31, 2006, approximately 28.5% of the Company’s portfolio at fair value was invested in companies in the communications industry, of which 21.8% were in competitive local exchange carriers, or CLECs. The Company’s two largest customers, Broadview Networks Holdings, Inc. (“Broadview”) and Cleartel Communications, Inc. (“Cleartel”) are CLEC’s. The Company’s remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies.

At December 31, 2006, the Company holds preferred stock in Broadview which had an aggregate fair value of $159,762. The preferred stock is convertible into common stock and represents a 58% ownership of the preferred stock and a 52% ownership interest on an as-if converted basis. As of December 31, 2006, the Company’s preferred stock investment entitles it to aggregate claims of approximately $237,685, prior to any claims by Broadview common shareholders. The Company is also entitled to accumulating dividends on its preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $237,685. On September 29, 2006, Broadview completed the acquisition of ATX, an integrated communications provider serving business customers in the Mid-Atlantic region. Broadview financed the ATX acquisition using a portion of the proceeds from a $210.0 million offering of 11 3/8% Senior Secured Notes due 2012, which were offered through Rule 144A under the Securities Act of 1933, as amended (the “Bond Offering”). Any amounts outstanding on the Bond Offering and Broadview’s $25,000 revolving credit facility from a third party, which Broadview also obtained during the third quarter of 2006, are payable prior to any payments of preferred claims. At December 31, 2006, the Company did not hold any debt investments in Broadview.

At December 31, 2006, the Company’s Broadview investment represented approximately 12.7% of the fair value of its total investments compared to 8.7% of the fair value of its total investments at December 31, 2005. Additionally, the Company’s investment in Broadview accounted for $22,345, or 14.5%, of its total operating income for the year ended December 31, 2006, compared to $17,460, or 14.6%, of its total operating income for the year ended December 31, 2005.

At December 31, 2006, the Company’s Cleartel investment represented approximately 5.8% of the fair value of its total investments compared to 7.2% of the fair value of its total investments at December 31, 2005. Additionally, the Company’s investment in Cleartel accounted for $7,473, or 4.8%, of its total operating income for the year ended December 31, 2006, compared to $3,681, or 3.1%, of its total operating income for the year ended December 31, 2005.

Note 9—Share Based Compensation

Prior to January 1, 2006, the Company accounted for share based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, the Company adopted the FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method. The adoption of SFAS No. 123R did not impact the Company’s net operating income before investment gains and losses, net income, cash flows from operations, cash flows from financing activities, or basic and diluted earnings per share. Effective January 1, 2006, unearned compensation amounts previously recorded as a separate component of equity on the Company’s balance sheet are included in paid-in capital.

In accordance with FAS 123R, the Company recognizes compensation cost related to share based awards for which forfeiture provisions are expected to lapse. The Company uses its historical forfeiture rate as a basis for

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

its estimate of awards for which forfeiture provisions will lapse. The grant date is generally the date on which MCG and the employee reach a mutual understanding of the key terms and conditions of a share based award. The grant date fair value of the restricted share awards is based on the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market on that date. For those awards subject to service conditions, the Company uses the straight line method over the entire service period. During June 2006, the 2006 Employee Restricted Stock Plan (“2006 Plan”) was approved by the Company’s shareholders. The Company may issue up to 3,500 shares under the 2006 Plan. Awards granted under the 2006 Plan may be subject to service, performance, or market conditions as specified in the award agreements.

In 2001, MCG terminated its stock option plan and the option grants made thereunder. In connection with the termination of its stock option plan, MCG issued approximately 1,540 shares of restricted stock, for which forfeiture provisions have not lapsed with respect to approximately 206 as of December 31, 2005. During 2006, the Company granted 483 restricted shares under the 2006 Plan. Of these 483 restricted shares, forfeiture provisions lapsed with respect to 83 immediately upon issuance, and forfeiture provisions will lapse with respect to 300 on a quarterly basis from December 31, 2006 through December 31, 2009, subject to service conditions of continued employment with the Company, while forfeiture provisions will lapse with respect to the other 100 annually on September 1, 2007 and September 1, 2008, subject to service conditions of continued employment with the Company.

During the years ended December 31, 2006 and 2005, the Company recognized compensation expense related to share-based awards in the amount of $4,514 and $6,523, respectively. Included in this amount are dividends of approximately $1,045 and $2,102 that were paid on shares securing non-recourse employee loans. At December 31, 2006, all the restricted share awards for which forfeiture provisions have not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. Dividends paid on restricted shares for which forfeiture provisions are expected to lapse are charged to retained earnings while dividends paid on restricted shares for which forfeiture provisions are not expected to lapse are charged to compensation expense. During the year ended December 31, 2006, no dividends paid on restricted stock for which forfeiture provisions have not lapsed were charged to compensation expense as forfeiture provisions are expected to lapse with respect to all such shares. At December 31, 2006, total unrecognized compensation cost related to restricted stock granted to employees was approximately $6,589 and is expected to be recognized over a weighted average remaining requisite service period of approximately 2.4 years.

Additionally, pursuant to employment agreements with certain executives dated September 18, 2006, the Company will grant to these executives 200 restricted shares, under the 2006 Plan, that will be subject to both service and performance conditions. Forfeiture provisions will lapse with respect to these 200 restricted shares annually each February 28 from 2007 to 2010. As of December 31, 2006, these 200 shares are not yet considered granted under FAS 123R because the performance conditions had not yet been established. Therefore, the Company has not recorded any compensation expense related to these 200 shares. See “Note 13 – Subsequent Events” for additional discussion regarding the 200 restricted shares with performance conditions and for additional discussion of share based compensation.

Non-Employee Director Share Based Compensation

During June 2006, the 2006 Non-Employee Director Restricted Stock Plan (“2006 Non-Employee Plan”) was approved by the Company’s shareholders. The Company may issue up to 100 shares under the 2006 Non-Employee Plan. During the year ended December 31, 2006, the Company granted 25 restricted shares under the 2006 Non-Employee Plan to certain non-employee directors. Forfeiture provisions will lapse with respect to

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

these restricted shares annually each March 31 from 2007 to 2009. This compensation cost is considered part of the general compensation to these non-employee directors and, therefore, is included as a component of general and administrative expenses on the Company’s Consolidated Statement of Operations for the year ended December 31, 2006. At December 31, 2006, total unrecognized compensation cost related to restricted stock granted to non-employee directors was approximately $400 and is expected to be recognized over a weighted average remaining requisite service period of approximately 2.2 years.

The following table summarizes the Company’s restricted stock award activity during the year ended December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value per Share
Subject to forfeiture provisions at December 31, 2005	206	$17.01
Granted	508	16.83
Not subject to forfeiture provisions	(256)	17.56
Forfeited	—	—

Subject to forfeiture provisions at December 31, 2006	458	$16.50

Note 10—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
Basic
Net income	$100,949	$68,193	$47,647
Weighted average common shares outstanding	54,227	48,109	41,244
Earnings per common share-basic	$1.86	$1.42	$1.16
Diluted
Net income	$100,949	$68,193	$47,647
Weighted average common shares outstanding	54,227	48,109	41,244
Dilutive effect of stock options and restricted stock on which forfeiture provisions have not lapsed	37	22	54

Weighted average common shares and common stock equivalents	54,264	48,131	41,298
Earnings per common share-diluted	$1.86	$1.42	$1.15

For purposes of calculating earnings per common share, shares of restricted common stock for which forfeiture provisions have not lapsed and are solely based on passage of time are included in diluted earnings per common share based on the treasury stock method. Shares of restricted common stock for which forfeiture provisions have not lapsed and are based on performance criteria are included in diluted earnings per common share when it becomes probable such criteria will be met and is calculated using the treasury stock method.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

Note 11—Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters ended with the quarter ended December 31, 2006. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2006
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Operating income	$37,637	$35,270	$40,864	$40,622
Net operating income before investment gains and losses	20,764	18,885	20,064	23,931
Net income	26,402	22,910	22,116	29,521
Earnings per common share—basic and diluted	$0.50	$0.43	$0.42	$0.52

	2005
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Operating income	$28,115	$30,158	$28,374	$32,898
Net operating income before investment gains and losses	14,491	16,430	12,887	16,707
Net income	13,058	19,880	16,695	18,560
Earnings per common share—basic and diluted	$0.29	$0.42	$0.34	$0.37

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

Note 12—Financial Highlights

Following is a schedule of financial highlights for the years ended December 31, 2006, 2005, 2004, 2003 and 2002:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Per Share Data:
Net asset value at beginning of period (a)	$12.48	$12.22	$11.98	$11.56	$12.46
Net operating income before investment gains and losses (b)	1.54	1.26	1.10	1.45	1.57
Net realized (losses) gains on investments (b)	(0.27)	0.19	(0.20)	(0.60)	(0.34)
Net change in unrealized appreciation (depreciation) on investments (b)	0.64	(0.03)	0.26	0.43	(1.12)
Provision for income taxes on investment gains	(0.05)

Net income	1.86	1.42	1.16	1.28	0.11
Distributions from net investment income	(1.01)	(1.27)	(1.15)	(1.40)	(1.76)
Distributions from capital gains	—	(0.19)	—	—	—
Distributions from return of capital	(0.67)	(0.22)	(0.53)	(0.25)	—
Effect on distributions of stock offerings after record dates (c)	0.12	0.16	0.10	0.23	0.08
Effect of distributions recorded as compensation expense (b)	0.02	0.04	0.06	0.06	0.09

Net decrease in stockholders’ equity resulting from distributions	(1.54)	(1.48)	(1.52)	(1.36)	(1.59)
Net increase in shareholders’ equity resulting from reduction in employee loans	0.05	0.02	0.01	0.01	0.03
Issuance of shares	2.45	2.35	3.13	3.06	4.29
Dilutive effect of share issuances, issuance of restricted stock and restricted stock subject to forfeiture provisions (d)	(2.54)	(2.14)	(2.77)	(2.68)	(3.88)
Net increase in stockholders’ equity from restricted stock amortization (b)	0.07	0.09	0.23	0.11	0.14

Net increase in stockholders' equity relating to share issuances	0.03	0.32	0.60	0.50	0.58

Net asset value at end of period (a)	$12.83	$12.48	$12.22	$11.98	$11.56

Per share market value at end of period	$20.32	$14.59	$17.13	$19.59	$10.77
Total return (e)	50.79%	(5.02)%	(3.98)%	97.21%	(27.13)
Shares outstanding at end of period	58,694	53,372	45,342	38,732	31,259
Ratio/Supplemental Data:
Net assets at end of period	$753,137	$666,087	$554,213	$463,950	$361,250
Ratio of operating expenses to average net assets (annualized)	10.40%	9.94%	9.43%	8.31%	8.56%
Ratio of net operating income to average net assets (annualized)	12.30%	10.19%	8.85%	11.95%	11.91%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.
(c)	The effect on distributions of stock offerings after record dates represents the effect on net asset value of issuing additional shares after the record date of a distribution.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

(d)	The Dilutive effect of share issuances, issuance of restricted stock and restricted stock subject to forfeiture provision represents the effects of shares issued during the period and the lapsing of forfeiture provisions on restricted stock on earnings per share.
(e)	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

Note 13—Subsequent Events

On January 9, 2007, the performance criteria for 200 restricted shares to certain executives were determined by the board of directors, therefore those awards are considered granted for GAAP purposes on that date. The total compensation cost of those awards is $3,874, based on the closing price of MCG’s common stock on that date, and will be recognized as compensation expense over the requisite service periods which run through February 2010.

In January 2007, one of the Company’s majority owned control companies, Midwest Tower Partners, LLC (“MTP”), sold substantially all of its assets and repaid its outstanding debt with those proceeds. MTP is currently in the process of making distributions to its equity holders. As of December 31, 2006, the Company had debt and equity investments in MTP with a fair value of $34,917 which includes unrealized appreciation of $5,012. In connection with this transaction, the Company expects to realize the December 31, 2006 unrealized pre-tax gain of approximately $5,012 which will have no significant impact on first quarter 2007 earnings.

On February 1, 2007, the Company entered into the fifth amendment to its MCG Commercial Loan Funding Trust facility, funded by Three Pillars Funding LLC ("Three Pillars"), an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. Pursuant to this amendment, the $250.0 million facility provided by Three Pillars has been divided and will be funded through two separate Variable Funding Certificates ("VFCs"), a $218.8 million Class A VFC and a $31.2 million Class B VFC. The Class A VFC will maintain the same advance rate, of up to 70% of eligible collateral, and the same interest rate, the commercial paper rate plus 0.95%, as was in effect immediately prior to this amendment. The Class B VFC has an advance rate of 10% of eligible collateral and bears interest at the commercial paper rate plus 1.75%. This amendment effectively increases the Company’s overall borrowing advance rate by 10% from a maximum of 70% of eligible collateral to a maximum of 80% of eligible collateral, which will allow the Company to borrow up to $250.0 million under the facility using less collateral than previously required. Other minor modifications were also made to this facility.

In February 2007, Broadview Networks Holdings, Inc., the Company’s largest portfolio company, signed a definitive agreement to acquire InfoHighway Communications Corp., a New York-based integrated provider of hosted and managed communications solutions serving more than 12,000 business customers in the Mid-Atlantic and Northeast regions of the U.S. MCG does not expect to be required to provide additional funding to Broadview to facilitate this transaction. The transaction is expected to close in the second quarter of 2007 and is subject to regulatory approvals and other closing conditions.

During the first quarter of 2007, the Company’s board of directors approved the issuance of 778 shares of restricted stock to the Company’s employees pursuant to the MCG Capital Corporation 2006 Employee Restricted Stock Plan, which will generally be expensed over four years.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

1.	Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, as stated in their report which is included in this Annual Report on Form 10-K.

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

c.	Changes in Internal Control Over Financial Reporting

There have been no changes in MCG’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, MCG’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information with respect to our directors, executive officers and corporate governance matters is contained under the captions “Proposal I : Election of Directors”, “Information about Executive Officers who are not Directors” and “Certain Relationships and Transactions”, in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http://www.mcgcapital.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11.    Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Compensation of Executive Officers and Directors” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers and Directors” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Annual Report by reference in response to this item.

Item 14.    Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Auditors” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Schedule 12-14

MCG Capital Corporation

Schedule of Investments in and Advances to Affiliates

		Year Ended December 31, 2006
Portfolio Company (in thousands)	Investment (1)	Amount of Interest or Dividends Credited to Income (5)	As of December 31, 2005 Fair Value	Gross Additions (2)	Gross Reductions (3)	As of December 31, 2006 Fair Value
Control Investments
Broadview Networks Holdings, Inc.	Debt	$3,692	$42,993	$8,121	$(51,114)	$—
	Series A Preferred Stock	12,180	52,137	32,377		84,514
	Series A-1 Preferred Stock	5,383	—	75,248		75,248
	Common Stock	—	—			—
Chesapeake Tower Holdings, LLC	Debt	31	—	400		400
	Preferred LLC Interest	—	—	3,139		3,139
	Common C LLC Interest	—	—			—
Cleartel Communications, Inc.	Debt	6,723	38,206	33,756		71,962
	Preferred Stock	—	40,684		(40,072)	612
Crystal Media Network, LLC	Debt (4)	—	947		(947)	—
	LLC Interest	—	1,097	38	(588)	547
Helicon Cable Holdings, LLC	Debt	2,021	15,822	3,615		19,437
	Preferred LLC Interest	864	8,316	864		9,180
IntranMedia, LLC	Debt	92	—	12,000		12,000
	Preferred Units	61	—	8,661		8,661
Jet Plastica Investors, LLC	Debt	1,136	—	26,159		26,159
	Preferred LLC Interest	734	—	30,893		30,893
JupiterKagan, Inc.	Debt	416	—	5,349		5,349
	Series A Preferred Stock	—	—	10,000		10,000
	Common Stock	—	—			—
Midwest Tower Partners, LLC	Debt	3,024	16,813	10,487	(34)	27,266
	Preferred LLC Interest	317	2,121	317		2,438
	Common LLC Interest	—	1,332	7,565	(3,684)	5,213
National Product Services, Inc.	Debt (4)	602	—	15,834	(434)	15,400
	Common Stock	—	—			—
Platinum Wireless, Inc.	Debt	10	389		(389)	—
	Common Stock	—	4,505	201	(942)	3,764
	Option to purchase	—	98	8	(106)	—
PremierGarage Holdings, LLC	Debt	471	—	11,000	(300)	10,700
	Preferred LLC Interest	142	—	4,592		4,592
	Common LLC Interest	—	—			—
RadioPharmacy Investors, LLC	Debt	1,965	—	16,258		16,258
	Preferred LLC Interest	522	—	10,657		10,657
Superior Industries Investors, LLC	Debt	594	—	14,083		14,083
	Preferred LLC Interest	297	—	12,837		12,837
Superior Publishing Corporation	Debt	5,927	40,900	2,392	(24,270)	19,022
	Preferred Stock	—	8,545	832	(133)	9,244
	Common Stock	—	—			—
Working Mother Media, Inc.	Debt (4)	—	8,576	2,970		11,546
	Class A Preferred Stock	—	4,192	827		5,019
	Class B Preferred Stock	—	—			—
	Class C Preferred Stock	—	—			—
	Common Stock	—	—			—
Income from Control Investments disposed of during the year		57

Total Control Investments		$47,261				$526,140

Affiliate Investments
Cherry Hill Holdings Inc.	Debt	$548	$—	$13,122	$(1,000)	$12,122
	Series A Preferred Stock	25	—	775		775
iVerify, US Inc.	Debt	—	75		(75)	—
	Preferred Stock	—	—	578	(578)	—
	Common Stock	—	—			—
NYL Brands Holdings, Inc.	Debt	1,581	—	18,000	(8,000)	10,000
	Class A Common Stock	—	—	1,501	(1)	1,500
	Warrants to purchase Common Stock	—	—	526		526
On Target Media, LLC	Debt	285	31,266	14	(31,280)	—
	Class A LLC Interest	328	2,610	408	(1,182)	1,836
	Class B LLC Interest	—	—	1,628	(15)	1,613
Sunshine Media Delaware, LLC	Debt	1,896	12,205	229	(153)	12,281
	Class A LLC Interest	—	—	329		329
TNR Entertainment Corp LLC	Debt	1,352	—	25,606	(39)	25,567
	Class D Preferred Stock	—	—	3,000		3,000
	Warrants to purchase Series D Preferred Stock	—	—			—
Xfone, Inc.	Common Stock	—	—	2,803	(321)	2,482
	Warrants to purchase Common Stock	—	—			—
Income from Affiliate Investments disposed of during the year		—

Total Affiliate Investments		$6,015				$72,031

This schedule should be read in conjunction with the Company’s Consolidated Financial Statements, including the Consolidated Statement of Investments and Note 2 to the Consolidated Financial Statements.

(1) Common stock, warrants, options, and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Consolidated Schedule of Investments as of December 31, 2006.

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

(4) Debt is on non-accrual status at December 31, 2006, and is therefore considered non-income producing.

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

10.15

Form of Restricted Stock Agreement for staff professionals (incorporated by reference to Exhibit i.4 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

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

10.62	MCG Capital Corporation 2006 Non-Employee Director Restricted Stock Plan. (incorporated by reference to exhibit 10.62 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

10.63	MCG Capital Corporation 2006 Employee Restricted Stock Plan. (incorporated by reference to exhibit 10.63 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

Exhibit Number	Description of Document
10.64

Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement, dated as of August 7, 2006, by and among MCG Capital Corporation, Bayerische Hypo-Und Vereinsbank AG, New York Branch and various lenders. (incorporated by reference to exhibit 10.64 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

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

10.70

MCG Capital Corporation Supplemental Non-Qualified Retirement Plan Amended and Restated as of January 1, 2005 (incorporated by reference to exhibit 10.70 filed with MCG Capital’s Form 10-Q for the quarter ended September 30, 2006).

10.71

Third Amended and Restated Revolving Credit Agreement dated as of November 29, 2006 among MCG Capital Corporation, Bayerische Hypo Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on November 30, 2006).

10.72

Fifth Amendment to Sale and Servicing Agreement, dated as of February 1, 2007, among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo, National Association (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on February 1, 2007).

10.73++	First Amendment to Deed of Lease by and between Twin Towers II Property Associates, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 30, 2006.

10.74++	Employment Agreement by and between MCG Capital Corporation and Samuel G. Rubenstein, dated as of March 1, 2007.

10.75++	Form of Restricted Stock Agreement for Non-Employee Directors Pursuant to 2006 Non-Employee Director Restricted Stock Plan.

10.76++	Form of Restricted Stock Agreement for Employees Pursuant to 2006 Employee Restricted Stock Plan.
11	Statement regarding computation of per share earnings is included in Note 10 to the Company’s Notes to the Consolidated Financial Statements.
21++	Subsidiaries of the Company and jurisdiction of incorporation/organization.
23++	Consent of Ernst & Young LLP
31.1++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2++	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3++	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description of Document
32.1++	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2++	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.3++	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

++	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

MCG CAPITAL CORPORATION

By:	/S/ STEVEN F. TUNNEY
Steven F. Tunney Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

Signature	Title	Date

/s/ STEVEN F. TUNNEY Steven F. Tunney	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ MICHAEL R. MCDONNELL Michael R. McDonnell	Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ JOHN C. WELLONS John C. Wellons	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

/s/ B. HAGEN SAVILLE B. Hagen Saville	Director and Executive Vice President	February 28, 2007

/s/ ROBERT J. MERRICK Robert J. Merrick	Director and Chief Investment Officer	February 28, 2007

/s/ KENNETH J. O’KEEFE Kenneth J. O’Keefe	Chairman of the Board and Director	February 28, 2007

/s/ EDWARD S. CIVERA Edward S. Civera	Director	February 28, 2007

/s/ JEFFREY M. BUCHER Jeffrey M. Bucher	Director	February 28, 2007

/s/ WALLACE B. MILLNER Wallace B. Millner	Director	February 28, 2007

/s/ KIM D. KELLY Kim D. Kelly	Director	February 28, 2007