Form 10-Q
period 2007-03-31
MCG CAPITAL CORP
filed 2007-05-01
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2007.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of April 27, 2007 was 62,483,922.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$17,559	$21,691
Cash, securitization accounts	20,866	15,931
Cash, restricted	2,620	2,587
Investments at fair value
Non-affiliate investments (cost of $636,646 and $595,885, respectively)	660,848	621,582
Affiliate investments (cost of $105,686 and $105,553, respectively)	109,820	109,890
Control investments (cost of $586,945 and $541,267, respectively)	581,764	526,140

Total investments (cost of $1,329,277 and $1,242,705, respectively)	1,352,432	1,257,612
Unearned income on commercial loans	(10,266)	(9,539)

Total investments net of unearned income	1,342,166	1,248,073
Interest receivable	11,659	10,451
Other assets	15,126	20,535

Total assets	$1,409,996	$1,319,268

Liabilities
Borrowings (maturing within one year of $206,602 and $167,983, respectively)	$606,102	$521,883
Interest payable	6,100	5,198
Dividends payable	26,170	24,652
Other liabilities	10,926	14,398

Total liabilities	649,298	566,131

Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 200,000 shares on March 31, 2007 and December 31, 2006, 59,472 issued and outstanding on March 31, 2007 and 58,694 issued and outstanding on December 31, 2006	595	587
Paid-in capital	831,990	828,795
Distributions in excess of earnings:
Paid-in capital	(78,072)	(78,072)
Other	(16,259)	(12,365)
Net unrealized appreciation on investments	23,155	14,907
Stockholder loans	(711)	(715)

Total stockholders’ equity	760,698	753,137

Total liabilities and stockholders’ equity	$1,409,996	$1,319,268

Net asset value per common share at period end	$12.79	$12.83

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$19,040	$22,244
Affiliate investments (5% to 25% owned)	3,211	1,464
Control investments (more than 25% owned)	14,442	8,774

Total interest and dividend income	36,693	32,482
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	1,657	3,067
Affiliate investments (5% to 25% owned)	—	1,271
Control investments (more than 25% owned)	1,792	817

Total advisory fees and other income	3,449	5,155

Total revenue	40,142	37,637

Operating expenses
Interest expense	9,145	8,912
Employee compensation:
Salaries and benefits	5,502	5,462
Amortization of employee restricted stock awards	2,982	610

Total employee compensation	8,484	6,072
General and administrative expense	2,467	1,889

Total operating expenses	20,096	16,873

Net operating income before investment gains and losses and provision for income taxes	20,046	20,764

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	—	685
Affiliate investments (5% to 25% owned)	—	9
Control investments (more than 25% owned)	2,527	(2,910)

Total net realized gains (losses) on investments	2,527	(2,216)
Net unrealized appreciation on investments
Non-affiliate investments (less than 5% owned)	(1,495)	4,547
Affiliate investments (5% to 25% owned)	(203)	1,898
Control investments (more than 25% owned)	9,946	1,409

Total net unrealized appreciation on investments	8,248	7,854

Net investment gains before provision for income taxes	10,775	5,638
Provision for income taxes	367	—

Net income	$30,454	$26,402

Earnings per common share basic and diluted	$0.52	$0.50
Cash distributions declared per common share	$0.44	$0.42
Weighted average common shares outstanding	58,067	53,197
Weighted average common shares outstanding and dilutive common stock equivalents	58,134	53,197

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Operations:
Net operating income before investment gains and losses and provision for income taxes	$20,046	$20,764
Net realized gains (losses) on investments	2,527	(2,216)
Net unrealized appreciation on investments	8,248	7,854
Provision for income taxes	(367)	—

Net increase in net assets resulting from operations	30,454	26,402

Shareholder distributions:
Distributions declared	(26,100)	(21,905)

Net decrease in net assets resulting from shareholder distributions	(26,100)	(21,905)

Capital share transactions:
Issuance of common stock	57	34
Repayment of stockholder loans	4	582
Amortization of non-employee director restricted stock awards	164	—
Amortization of employee restricted stock awards	2,982	610

Net increase in net assets resulting from capital share transactions	3,207	1,226

Total increase in net assets	7,561	5,723
Net assets at beginning of period	753,137	666,087

Net assets at end of period	$760,698	$671,810

Net asset value per common share	$12.79	$12.59

Common shares outstanding at end of period	59,472	53,375

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$30,454	$26,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75	80
Amortization of non-employee director restricted stock awards	164	—
Amortization of employee restricted stock awards	2,982	610
Amortization of deferred debt issuance costs	448	1,244
Net realized (gains) losses on investments	(2,527)	2,216
Net change in unrealized appreciation on investments	(8,248)	(7,854)
(Increase) decrease in cash—securitization accounts from interest collections	(19)	3,419
(Increase) decrease in interest receivable	(1,218)	2,103
Increase in accrued payment-in-kind interest and dividends	(8,580)	(3,849)
Decrease in other assets	5,445	4,089
Increase (decrease) in unearned income	727	(739)
Increase (decrease) in interest payable	902	(1,601)
Decrease in other liabilities	(3,403)	(3,381)

Net cash provided by operating activities	17,202	22,739

Investing activities
Originations, draws and advances on loans	(140,193)	(101,962)
Principal payments on loans	79,372	122,297
Purchase of equity investments	(24,655)	(18,864)
Proceeds from sales of equity investments	9,954	814
(Purchase) disposal of premises, equipment and software	(297)	53

Net cash (used in) provided by investing activities	(75,819)	2,338

Financing activities
Net proceeds from borrowings	84,219	25,091
Increase in cash—securitization accounts for paydown of principal on debt	(4,916)	(33,174)
Payment of financing costs	(227)	(22)
Distributions paid	(24,652)	(20,967)
Issuance of common stock, net of costs	57	34
Repayment of stockholder loans	4	582

Net cash provided by (used in) financing activities	54,485	(28,456)

Decrease in cash and cash equivalents	(4,132)	(3,379)
Cash and cash equivalents at beginning of period	21,691	45,626

Cash and cash equivalents at end of period	$17,559	$42,247

Supplemental disclosures
Interest paid	$7,795	$9,269
Income taxes paid	30	137

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Majority-owned (5):
Broadview Networks Holdings, Inc. (2)	Communications- CLEC	Series A Preferred Stock (87,254 shares) Series A-1 Preferred Stock (100,702 shares)		$67,755 61,074	$77,475 89,417
		Common Stock (4,698,987 shares)		—	—
Chesapeake Tower Holdings, LLC	Communications- Other	Senior Debt (11.4%, Due 5/10)	$400	400	400
		Preferred LLC Interest (3,139 units)		3,139	3,139
		Common LLC Interest (4,000 units)		—	—
Cleartel Communications, Inc. (2) (6)	Communications- CLEC	Subordinated Debt (14.6%, Due 12/10-3/11)	80,313	80,313	80,313
		Subordinated Unsecured Debt (15.1%, Due 3/11)	200	200	200
		Preferred Stock (57,862 shares)		50,613	612
		Common Stock (9 shares)		540	—
		Guaranty ($7,032)
Coastal Sunbelt, LLC (2)	Food Services	Senior Debt (9.4%, Due 1/12) (1)	9,500	9,500	9,500
		Subordinated Debt (15.0%, Due 1/13)	7,805	7,805	7,805
		Preferred LLC Interest (55,800 units)		5,738	5,738
		Warrants to purchase Class B Common Stock		—	—
Helicon Cable Holdings, LLC (2)	Cable	Senior Debt (10.4%, Due 12/12) (1)	19,291	19,291	19,291
		Subordinated Debt (14.3%, Due 6/13) (1)	10,594	10,594	10,594
		Preferred LLC Interest (82,500 units)		9,405	9,405
		Standby Letter of Credit ($300)
Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13) (1)	26,290	26,290	26,290
		Preferred LLC Interest (301,595 units)		31,488	39,254
JupiterKagan, Inc. (2)	Information Services	Senior Debt (12.0%, Due 3/10) (1)	5,649	5,649	5,649
		Series A Preferred Stock (100,000 shares)		10,000	10,000
		Common Stock (770,000 shares)		—	—
		Standby Letter of Credit ($225)
		Guaranty ($1,287)
Midwest Tower Partners, LLC (2)	Communications- Other	Common LLC Interest (79,171 units)		55	1,393

Orbitel Holdings, LLC (2)	Cable	Senior Debt (11.4%, Due 3/12) (1)	14,095	14,095	14,095
		Preferred LLC Interest (120,000 units)		12,132	12,132
		Standby Letter of Credit ($95)
RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt (9.9%, Due 12/10) (1)	7,000	7,000	7,000
		Subordinated Debt (15.0%, Due 12/11) (1)	9,327	9,327	9,327
		Preferred LLC Interest (70,000 units)		7,667	10,593
Superior Industries Investors, LLC (2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13) (1)	17,404	17,404	17,404
		Preferred LLC Interest (125,400 units)		13,084	15,499
Superior Publishing Corporation (2)	Newspaper	Subordinated Debt (20.0%, Due 10/10) (1)	21,055	19,022	19,022
		Series A-1 Preferred Stock (7,999 shares)		7,999	9,104
		Common Stock (100 shares)		365	—
Working Mother Media, Inc. (6)	Publishing	Senior Debt (8.8%, Due 12/08)	18,119	11,537	11,537
		Class A Preferred Stock (12,497 shares)		12,497	5,180
		Class B Preferred Stock (1 share)		1	—
		Class C Preferred Stock (1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($387)
Total Control Investments: Majority-owned (represents 39.0% of total investments at fair value)				531,981	527,368

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Non-majority owned (4):
Crystal Media Network, LLC (6) (7)	Broadcasting	LLC Interest		$3,060	$659
Intran Media, LLC	Other Media	Senior Debt (9.9%, Due 12/11) (1)	$12,000	12,000	12,000
		Preferred Units (86,000 units)		8,873	8,873
National Product Services, Inc. (2)	Business Services	Senior Debt (13.2%, Due 6/09)	12,455	5,723	12,506
		Subordinated Debt (16.0%, Due 6/09)	12,064	10,225	3,856
		Common Stock (995,428 shares)		—	—
PremierGarage Holdings, LLC (2)	Home Furnishings	Senior Debt (10.1%, Due 6/10-12/10)	10,400	10,400	10,400
		Preferred LLC Units (445 units)		4,683	4,683
		Common LLC Units (356 units)		—	1,419
Total Control Investments: Non-majority-owned (represents 4.0% of total investments at fair value)				54,964	54,396
Total Control Investments: (represents 43.0% of total investments at fair value)				586,945	581,764
Affiliate Investments (3):
Active Brands International, Inc. (2) (9)	Clothing & Accessories	Subordinated Debt (13.0%, Due 2/11) (1)	10,000	10,000	10,000
		Class A Common Stock (1,500 shares)		1,500	1,439
		Warrants to purchase Common Stock (expire 2/16)		331	504
Advanced Sleep Concepts, Inc. (2)	Home Furnishings	Senior Debt (13.8%, Due 10/11) (1)	7,000	7,000	7,000
		Subordinated Debt 16.0%, Due 04/12) (1)	4,586	4,586	4,586
		Common Stock (423 shares)		524	524
		Warrants to purchase Common Stock (expire 10/16)		348	348
Cherry Hill Holdings, Inc. (2)	Photographic Studio	Senior Debt (12.9%, Due 8/11) (1)	12,213	12,213	12,213
		Series A Preferred Stock (750 shares)		794	794
iVerify. US Inc. (6)	Communications-Other	Preferred Stock (54 shares)		578	—
		Common Stock (20 shares)		550	—
On Target Media, LLC	Other Media	Class A LLC Interest (68 units)		1,882	1,882
		Class B LLC Interest (68 units)		—	1,810
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.9%, Due 7/11-9/11) (1)	14,500	14,500	14,500
		Subordinated Debt (14.0%, Due 12/11) (1)	6,718	6,718	6,718
		Preferred Stock (10,000 shares)		90	3,037
		Warrants to purchase Common Stock (expire 5/15)		67	1,039
Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (16.1%, Due 12/08)	13,711	12,399	12,399
		Class A LLC Interest (563,808 units)		564	357
		Warrants to purchase Class B LLC interest (expire 1/11)		—	—
TNR Entertainment Corp.	DVD Rental	Senior Debt (10.4%, Due 7/10) (1)	12,500	12,500	12,500
		Subordinated Debt (14.0%, Due 1/11) (1)	13,057	13,057	13,057
		Series D Preferred Stock (1,806,452 shares)		3,000	3,000
		Warrants to purchase Series D Preferred Stock (expire 7/16)		—	—
XFone, Inc. (6)	Communications-Other	Common Stock (868,946 shares)		2,485	2,113
		Warrants to purchase Common Stock (expire 3/11)		—	—
Total Affiliate Investments (represents 8.1% of total investments at fair value)				105,686	109,820

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (12.1%, Due 12/12) (1)	$7,848	$7,848	$7,848
		Subordinated Debt (12.1%, Due 12/12) (1)	2,129	2,129	2,129
		Warrants to purchase Common Stock (expire 11/15)		—	—
Amerifit Nutrition, Inc. (2)	Drugs	Senior Debt (12.1%, Due 3/10) (1)	5,379	5,379	5,379
B & H Education, Inc. (2)	Education	Senior Debt (9.9%, Due 3/10) (1)	3,750	3,750	3,750
		Series A-1 Preferred Stock ( 5,384 shares)		1,221	1,548
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (10.4%, Due 9/11) (1)	4,599	4,599	4,599
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (13.1%, Due 3/10) (1)	10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (7.9%, Due 8/11) (1)	884	884	871
Cervalis LLC	Business Services	Senior Debt (10.1%, Due 3/12) (1)	5,000	5,000	5,000
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Senior Debt (8.9%, Due 1/12)	10,500	10,500	10,500
		Subordinated Debt (15.0%, Due 7/12)	2,014	2,014	2,014
		Series A-2 Preferred Stock (20,000 shares)		2,057	2,057
		Warrants to purchase Class B Common Stock		—	—
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (7.6%, Due 7/10) (1)	741	741	744
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (12.4%, Due 2/11) (1)	8,082	8,082	8,082
Community Media Group, Inc. (2)	Newspaper	Senior Debt (9.9%, Due 9/10) (1)	19,402	19,402	19,402
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12) (1)	7,242	7,242	7,242
Country Road Communications LLC (2)	Communications-Other	Subordinated Debt (13.2%, Due 7/13) (1)	13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (12.0%, Due 6/10) (1)	18,275	18,275	18,275
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (15.1%, Due 6/09) (1)	7,574	7,574	7,574
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.4%, Due 12/13)	20,000	20,000	20,000
CWP/RMK Acquisition Corp	Home Furnishings	Senior Debt (8.9%, Due 6/11) (1)	6,250	6,250	6,250
		Subordinated Debt (13.4%, Due 12/12) (1)	11,750	11,750	11,750
		Common Stock (500 shares)		500	279
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (12.5%, Due 6/11) (1)	21,500	21,500	21,500
		Preferred LLC Interest (16,371 units)		589	589
		Class A Common LLC Interest (10,914 units)		408	630
D&B Towers, LLC	Communications-Other	Senior Debt (15.4%, Due 6/08) (1)	5,457	5,458	4,305
dick clark productions, inc. (6)	Broadcasting	Common Stock (235,714 shares)		210	510
		Warrants to purchase Common Stock (expire 7/11)		858	5,049
The e-Media Club, LLC (6)	Investment Fund	LLC Interest		88	23
EAS Group, Inc.	Technology	Subordinated Debt (19.0%, Due 4/11) (1)	11,875	11,875	11,875
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.9%, Due 5/12) (1)	6,313	6,313	6,313
		Subordinated Debt (14.5%, Due 6/12) (1)	5,001	5,001	5,001
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (12.4%, Due 9/10) (1)	4,640	4,640	4,640
		Subordinated Debt (16.0%, Due 3/11) (1)	9,611	9,611	9,611
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (12.9%, Due 12/12) (1)	3,000	3,000	2,640
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (due 4/19)		3,575	3,575
GoldenSource Holdings Inc. (6)	Technology	Warrants to purchase Class A Common Stock (expire 10/08)		—	—
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (10.4%, Due 3/11)	4,434	4,434	3,270

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Jenzabar, Inc. (2)	Technology	Senior Preferred Stock (5,000 shares)		$6,519	$6,519
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		422	17,109
Jupitermedia Corporation (6)	Information Services	Common Stock (148,373 shares)		2,114	982
Legacy Cabinets, Inc	Home Furnishings	Subordinated Debt (12.9%, Due 8/13) (1)	$3,000	3,000	3,000
Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (16.3%, Due 12/11) (1)	2,008	2,008	1,737
The Matrixx Group, Incorporated (2)	Plastic Products	Subordinated Debt (13.8%, Due 9/13) (1)	16,020	16,020	16,020
MCI Holdings, LLC (2)	Healthcare	Subordinated Debt (12.7%, Due 4/13) (1)	29,990	29,990	29,990
		Class A LLC Interest (4,712,042 units)		3,000	3,182
Metrologic Instruments, Inc.	Technology	Subordinated Debt (11.8%, Due 12/13) (1)	3,000	3,000	3,037
Metropolitan Telecommunications	Communications-CLEC	Senior Debt (11.5%, Due 6/10-9/10) (1)	20,300	20,300	20,300
		Subordinated Debt (15.4%, Due 12/10) (1)	10,929	10,929	10,929
Holding Company (2)		Warrants to purchase Common Stock (expire 9/13)		1,843	8,099
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.9%, Due 3/10-9/10) (1)	12,390	12,390	12,390
		Subordinated Debt (14.5%, Due 3/11) (1)	9,115	9,115	9,115
Micro Dental Laboratories (2)	Healthcare	Senior Debt (10.8%, Due 8/07) (1)	12,977	12,977	12,977
		Subordinated Debt (15.0%, Due 8/07) (1)	15,265	15,265	15,265
Miles Media Holding, LLC (2)	Publishing	Senior Debt (12.9%, Due 6/12) (1)	8,938	8,938	8,938
		Subordinated Debt (16.4%, Due 12/12) (1)	4,000	4,000	4,000
		Warrants to purchase LLC units (expire 6/09 and 6/15)		439	1,914
National Display Holdings, LLC (2)	Electronics	Senior Debt (10.5%, Due 12/10-12/11) (1)	22,500	22,500	22,500
		Subordinated Debt (15.0%, Due 12/12) (1)	19,248	19,248	19,248
		Class A Common LLC Interest (1,000,000 units)		333	583
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—
PartMiner, Inc. (2)	Information Services	Senior Debt (11.8%, Due 6/09) (1)	2,341	2,341	2,341
Philadelphia Newspapers, LLC	Newspapers	Subordinated Debt (16.0%, Due 6/14) (1)	5,013	5,013	5,013
Powercom Corporation (2)	Communications-CLEC	Senior Debt (12.0%, Due 12/06)	1,798	1,798	1,798
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (11.4%, Due 5/11) (1)	15,500	15,500	15,500
		Subordinated Debt (15.0%, Due 12/11) (1)	18,091	18,091	18,091
		Preferred LLC Interest (1,000,000 units)		435	1,021
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (15.5%, Due 2/12) (1)	25,408	25,408	25,408
		Series A-4 Convertible Preferred Stock (7,813 shares)		299	299
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (10.6%, Due 11/09) (1)	14,000	14,000	14,000

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (12.3%, Due 12/13) (1)	$6,000	$6,000	$6,000
Teleguam Holdings, LLC (2)	Communications-Other	Subordinated Debt (12.4%, Due 10/12) (1)	20,000	20,000	20,000
Total Sleep Holdings, Inc. (2) (6)	Healthcare	Subordinated Debt (16.1%, Due 9/11)	23,575	23,229	19,502
ValuePage, Inc. (6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,156	1,085	1,085
Velocity Technology Enterprises, Inc. (2)	Business Services	Senior Debt (9.6%, Due 12/12)	11,500	11,500	11,500
		Series A Preferred Stock (1,506,602 Shares)		1,500	1,500
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (13.6%, Due 12/07-6/10) (1)	11,108	11,000	11,000
		Convertible Preferred Subordinated Notes (13.4%, Due 6/15-10/16)	1,390	1,276	905
Wicks Business Information, LLC	Publishing	Unsecured Note (10.3%, Due 2/08)	243	243	243
Wiesner Publishing Company, LLC (6)	Publishing	Warrants to purchase LLC units (expire 6/12)		406	3,429
Xpressdocs Holdings, Inc (2)	Business Services	Senior Debt (9.2%, Due 7/11-12/11) (1)	18,918	18,918	18,918
		Subordinated Debt (14.0%, Due 7/12) (1)	6,113	6,113	6,113
		Series A Preferred Stock (161,870 shares)		500	426
Total Non-Affiliate Investments (represents 48.9% of total investments at fair value)				636,646	660,848
Total Investments				1,329,277	1,352,432
Unearned Income				(10,266)	(10,266)

Total Investments Net of Unearned Income				$1,319,011	$1,342,166

Call Options Written
Crystal Media Network, LLC (7)	Broadcasting	Call options written		$—	$—
Total Call Options Written				$—	$—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Majority-owned (5):
Broadview Networks Holdings, Inc. (2)	Communications-CLEC	Series A Preferred Stock (87,254 shares)		$64,318	$74,165
		Series A-1 Preferred Stock (100,702 shares)		57,380	85,597
		Common Stock (4,698,987 shares)		—	—
Chesapeake Tower Holdings, LLC	Communications-Other	Senior Debt (11.4%, Due 5/10)	$400	400	400
		Preferred LLC Interest (3,139 units)		3,139	3,139
		Common LLC Interest (4,000 units)		—	—
Cleartel Communications, Inc. (2)	Communications-CLEC	Subordinated Debt (14.7%, Due 12/10-12/11)	71,962	71,962	71,962
		Preferred Stock (57,859 shares)		50,613	612
		Common Stock (9 shares)		540	—
		Guaranty ($7,125)
Helicon Cable Holdings, LLC (2)	Cable	Senior Debt (10.4%, Due 12/12) (1)	12,250	12,250	12,250
		Subordinated Debt (14.3%, Due 6/13) (1)	7,187	7,187	7,187
		Preferred LLC Interest (82,500 units)		9,180	9,180
		Standby Letter of Credit ($300)
Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13) (1)	26,159	26,159	26,159
		Preferred LLC Interest (301,595 units)		30,893	30,893
JupiterKagan, Inc. (2)	Information Services	Senior Debt (12.1%, Due 3/10) (1)	5,349	5,349	5,349
		Series A Preferred Stock (100,000 shares)		10,000	10,000
		Common Stock (770,000 shares)		—	—
		Standby Letter of Credit ($225)
		Guaranty ($1,353)
Midwest Tower Partners, LLC (2)	Communications-Other	Senior Debt (10.0%, 8/07)	9,781	9,781	9,781
		Subordinated Debt (14.3%, Due 2/08) (1)	17,485	17,485	17,485
		Preferred LLC Interest (17,563 units)		2,438	2,438
		Common LLC Interest (79,117 units)		201	5,213
RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt ( 9.9%, Due 12/10) (1)	7,000	7,000	7,000
		Subordinated Debt (15.0%, Due 12/11) (1)	9,258	9,258	9,258
		Preferred LLC Interest (70,000 units)		7,522	10,657
Superior Industries Investors, LLC (2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13-3/15) (1)	14,083	14,083	14,083
		Preferred LLC Interest (125,400 units)		12,837	12,837
Superior Publishing Corporation (2)	Newspaper	Subordinated Debt (20.0%, Due 10/10) (1)	20,731	19,022	19,022
		Preferred Stock (7,999 shares)		7,999	9,244
		Common Stock (100 shares)		365	—
Working Mother Media, Inc. (6)	Publishing	Senior Debt (8.8%, Due 12/08)	17,869	11,546	11,546
		Class A Preferred Stock (12,497 shares)		12,497	5,019
		Class B Preferred Stock (1 share)		1	—
		Class C Preferred Stock (1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($476)
Total Control investments: Majority-owned (represents 37.5% of total investments at fair value)				481,407	470,476
Control Investments: Non-majority owned (4):
Crystal Media Network, LLC (6) (7)	Broadcasting	LLC Interest		3,060	547

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Intran Media, LLC	Other Media	Senior Debt (9.9%, Due 12/11) (1)	$12,000	$12,000	$12,000
		Preferred Units (86,000 units)		8,661	8,661
National Product Services, Inc. (2)	Business Services	Senior Debt (13.2%, Due 6/09)	12,316	5,710	12,365
		Subordinated Debt (16.0%, Due 6/09)	11,594	10,225	3,035
		Common Stock (995,428 shares)		—	—
Platinum Wireless, Inc. (6)	Communications- Other	Common Stock (2,937 shares)		4,640	3,764
		Option to purchase Common Stock (expire 12/31/13)		272	—
PremierGarage Holdings, LLC (2)	Home Furnishings	Senior Debt (10.1%, Due 6/10-12/10)	10,700	10,700	10,700
		Preferred LLC Units (445 units)		4,592	4,592
		Common LLC Units (356 units)		—	—
Total Control Investments: Non-majority-owned (represents 4.4% of total investments at fair value)				59,860	55,664
Total Control Investments: (represents 41.9% of total investments at fair value)				541,267	526,140
Affiliate Investments (3):
Advanced Sleep Concepts, Inc. (2)	Home Furnishings	Senior Debt (13.8%, Due 10/11) (1)	7,000	7,000	7,000
		Subordinated Debt 16.0%, Due 4/12) (1)	4,540	4,540	4,540
		Common Stock (423 shares)		524	524
		Warrants to purchase Common Stock (expire 10/12/16)		348	348
Cherry Hill Holdings, Inc. (2)	Photographic Studio	Senior Debt (12.9%, Due 8/11) (1)	12,122	12,122	12,122
		Series A Preferred Stock (750 shares)		775	775
iVerify. US Inc. (6)	Communications- Other	Preferred Stock (54 shares)		578	—
		Common Stock (20 shares)		550	—
NYL Brands Holdings, Inc. (2) (9)	Clothing & Accessories	Subordinated Debt (13.0%, Due 2/11) (1)	10,000	10,000	10,000
		Class A Common Stock (1,500 shares)		1,500	1,500
		Warrants to purchase Common Stock		331	526
		(expire 2/3/16)
On Target Media, LLC	Other Media	Class A LLC Interest		1,836	1,836
		Class B LLC Interest		—	1,613
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.9%, Due 7/11-9/11) (1)	14,500	14,500	14,500
		Subordinated Debt (14.0%, Due 12/11) (1)	6,924	6,924	6,924
		Preferred Stock (10,000 shares)		60	2,997
		Warrants to purchase Common Stock (expire 5/31/15)		68	1,026
Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (14.7%, Due 12/08)	13,632	12,281	12,281
		Class A LLC Interest		564	329
		Warrants to purchase Class B LLC interest (expire 1/31/11)		—	—
TNR Entertainment Corp.	DVD Rental	Senior Debt (10.4%, Due 7/10) (1)	12,500	12,500	12,500
		Subordinated Debt (17.5%, Due 1/11) (1)	13,067	13,067	13,067
		Series D Preferred Stock (1,806,452 shares)		3,000	3,000
		Warrants to purchase Series D Preferred Stock (expire 7/31/16)		—	—
XFone, Inc (6)	Communications- Other	Common Stock (868,947 shares)		2,485	2,482
		Warrants to purchase Common Stock (expire 3/3/11)		—	—
Total Affiliate Investments (represents 8.7% of total investments at fair value)				105,553	109,890

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (12.1%, Due 12/12) (1)	$7,998	$7,998	$7,998
		Subordinated Debt (12.1%, Due 12/12) (1)	2,096	2,096	2,096
		Warrants to purchase Common Stock (expire 12/31/15)		—	—
Amerifit Nutrition, Inc. (2)	Drugs	Senior Debt (12.0%, Due 3/10) (1)	5,569	5,569	5,569
B & H Education, Inc. (2)	Education	Senior Debt (10.4%, Due 3/10) (1)	4,000	4,000	4,000
		Preferred Stock ( 5,384 shares)		1,188	1,540
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (10.4%, Due 9/11) (1)	4,799	4,799	4,799
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (13.1%, Due 3/10) (1)	10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (7.9%, Due 8/11) (1)	886	886	873
Cambridge Information Group, Inc. (2)	Information Services	Subordinated Debt (12.9%, Due 11/11) (1)	8,500	8,500	8,500
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (13.1%, Due 12/11) (1)	4,755	4,755	4,755
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (7.6%, Due 7/10) (1)	741	741	744
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (12.4%, Due 2/11) (1)	8,068	8,068	8,068
Community Media Group, Inc. (2)	Newspaper	Senior Debt (9.9%, Due 9/10) (1)	19,730	19,730	19,730
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12) (1)	7,206	7,206	7,206
Country Road Communications LLC (2)	Communications-Other	Subordinated Debt (13. 3%, Due 7/13) (1)	13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (12.0%, Due 6/10) (1)	18,275	18,275	18,275
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (15.1%, Due 6/09-6/10) (1)	7,503	7,503	7,503
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.4%, Due 12/13)	20,000	20,000	20,000
CWP/RMK Acquisition Corp	Home Furnishings	Senior Debt (8.9%, Due 6/11) (1)	6,250	6,250	6,250
		Subordinated Debt (13.4%, Due 12/12) (1)	11,750	11,750	11,750
		Common Stock (500 shares)		500	500
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (12.5%, Due 6/11) (1)	16,000	16,000	16,000
		Preferred LLC Interest (16,371 units)		589	589
		Class A LLC Interest (10,914 units)		408	609
D&B Towers, LLC	Communications-Other	Senior Debt (15.4%, Due 6/08) (1)	5,412	5,412	5,062
dick clark productions, inc. (6)	Broadcasting	Common Stock (235,714 shares)		210	510
		Warrants to purchase Common Stock (expire 7/25/11)		858	5,049
The e-Media Club, LLC (6)	Investment Fund	LLC Interest		88	34
EAS Group, Inc.	Technology	Subordinated Debt (16.0%, Due 4/11) (1)	11,529	11,529	11,529
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.9%, Due 5/12) (1) Subordinated Debt (14.5%, Due 6/12) (1)	7,959 5,116	7,959 5,116	7,959 5,116
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (12.4%, Due 9/10) (1)	4,640	4,640	4,640
		Subordinated Debt (15.8%, Due 3/11) (1)	9,674	9,674	9,674
Flexsol Packaging Corp.	Chemicals/Plastics	Subordinated Debt (13.5%, Due 12/12) (1)	3,000	3,000	2,955
GoldenSource Holdings Inc. (6)	Technology	Warrants to purchase Common Stock (expire 10/31/08)		—	—
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (10.4%, Due 3/11)	4,492	4,492	3,308

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Jenzabar, Inc. (2)	Technology	Preferred Stock (5,000 shares)		$6,381	$6,381
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)		422	17,180
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (8.9%, Due 12/11) (1)	$7,050	7,050	7,050
Jupitermedia Corporation (6)	Information Services	Common Stock (148,373 shares)		2,114	1,175
Legacy Cabinets, Inc	Home Furnishings	Subordinated Debt (12.9%, Due 8/13) (1)	3,000	3,000	3,000
Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (14.8%, Due 12/11) (1)	2,000	2,000	1,517
MCI Holdings, LLC (2)	Healthcare	Subordinated Debt (12.7%, Due 3/12-4/13) (1)	29,791	29,791	29,791
		Class A LLC Interest (4,712,042 units)		3,000	3,388
Metropolitan Telecommunications Holding Company (2)	Communications-CLEC	Senior Debt (12.5%, Due 6/010-9/10) (1) Subordinated Debt (16.4%, Due 12/10) (1) Warrants to purchase Common Stock (expire 9/30/13)	20,725 10,929	20,725 10,929 1,843	20,725 10,929 8,320
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.9%, Due 3/10-9/10) (1)	12,800	12,800	12,800
		Subordinated Debt (14.5%, Due 3/11) (1)	9,115	9,115	9,115
MicroDental Laboratories (2)	Healthcare	Senior Debt (10.7%, Due 5/11-11/11) (1)	13,186	13,186	13,186
		Subordinated Debt (15.0%, Due 5/12) (1)	6,999	6,999	6,999
Miles Media Holding, LLC (2)	Publishing	Senior Debt (11.9%, Due 6/12) (1)	9,150	9,150	9,150
		Subordinated Debt (16.4%, Due 12/12) (1)	4,000	4,000	4,000
		Warrants to purchase LLC Units (expire 6/30/09)		439	2,119
National Display Holdings, LLC (2)	Electronics	Senior Debt (11.4%, Due 12/11) (1)	10,000	10,000	10,000
		Subordinated Debt (15.0%, Due 12/12) (1)	13,682	13,682	13,682
		Class A LLC Interest (1,000,000 units)		1,000	1,152
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)		—	—
PartMiner, Inc. (2)	Information Services	Senior Debt (14.9%, Due 6/09) (1)	3,341	3,341	3,341
Philadelphia Newspapers, LLC	Newspapers	Subordinated Debt (16.0%, Due 6/14) (1)	5,017	5,017	5,017
Powercom Corporation (2)	Communications-CLEC	Senior Debt (12.0%, Due 12/06)	1,798	1,798	1,798
		Warrants to purchase Class A Common Stock (expire 6/30/14)		286	—
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (11.1%, Due 12/10- 5/11) (1)	17,500	17,500	17,500
		Subordinated Debt (15.0%, Due 12/11) (1)	18,032	18,032	18,032
		Preferred LLC Interest (1,000,000 units)		421	955
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (16.0%, Due 2/12) (1)	20,923	20,923	20,923
		Series Preferred Stock (7,813 shares)		281	281
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.4%, Due 11/09) (1)	14,000	14,000	14,000

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (12.4%, Due 11/13)	$6,000	$6,000	$6,000
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (12.6%, Due 4/11) (1)	12,000	12,000	12,000
Team Express, Inc. (2)	Retail	Subordinated Debt (15.0%, Due 6/11) (1)	7,327	7,327	7,327
Teleguam Holdings, LLC (2)	Communications- Other	Subordinated Debt (12.4%, Due 10/12) (1)	20,000	20,000	20,000
Total Sleep Holdings, Inc. (2)	Healthcare	Subordinated Debt (16.0%, Due 9/11) (1)	23,179	23,005	19,034
ValuePage, Inc. (6)	Communications- Other	Senior Debt (12.8%, Due 6/08)	1,146	1,095	1,095
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC	Broadcasting	Senior Debt (13.6%, Due 12/07-6/10) (1)	11,054	11,000	11,000
		Convertible Preferred Subordinated Notes (12.4%, Due 6/15-10/16 )	1,317	1,244	677
Wicks Business Information, LLC	Publishing	Unsecured Note (10.3%, Due 2/08)	237	237	237
Wiesner Publishing Company, LLC	Publishing	Warrants to purchase LLC units (expire 6/30/12)		406	3,339
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (13.1%, Due 6/11) (1)	6,000	6,000	6,120
WirelessLines II, Inc.	Communications- Other	Senior Debt (8.0%, Due 4/07)	129	129	129
Xpressdocs Holdings, Inc (2)	Business Services	Senior Debt (9.3%, Due 7/11) (1)	17,255	17,255	17,255
		Subordinated Debt (14.0%, Due 7/12) (1)	6,075	6,075	6,075
		Series A Preferred Stock (161,870 shares)		500	500
Total Non-Affiliate Investments (represents 49.4% of total investments at fair value)				595,885	621,582
Total Investments				1,242,705	1,257,612
Unearned Income				(9,539)	(9,539)
Total Investments Net of Unearned Income				$1,233,166	$1,248,073

Call Options Written
Crystal Media Network, LLC (7)	Broadcasting	Call options written		$—	$—
Total Call Options Written				$—	$—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2007 and December 31, 2006

(dollars in thousands)

(1)	Some or all of this security has been pledged as collateral in one or more of MCG’s credit facilities. See Note 3 to the Consolidated Financial Statements.
(2)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(4)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% of the voting securities of the company. MCG defines non-majority owned control investments as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(5)	MCG defines majority owned control investments as companies in which MCG owns more than 50% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	MCG has a written call option outstanding on up to a 10% interest in Crystal Media. The option expires January 31, 2008.
(8)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(9)	During the first quarter of 2007, NYL Brands Holdings, Inc changed its name to Active Brands International, Inc.

See notes to consolidated financial statements.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

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

The accompanying financial statements reflect the consolidated accounts of MCG, including Solutions Capital I, LP, Solutions Capital GP, LLC, MCG Opportunity Investment Fund I, LLC and MCG’s special purpose financing subsidiaries, MCG Finance I, LLC, MCG Finance II, LLC, MCG Finance III, LLC, MCG Finance IV, LLC, MCG Finance V, LLC, MCG Finance VI, LLC, MCG Finance VII, LLC, and MCG Finance VIII, LLC, with all significant intercompany balances eliminated. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

Interim consolidated financial statements of MCG are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC. Certain prior period information has been reclassified to conform to current year presentation.

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

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

Note 2—Investments

The composition of MCG’s investments as of March 31, 2007 and December 31, 2006, at cost, was as follows, excluding unearned income:

	March 31, 2007		December 31, 2006
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Senior secured debt	$426,582	32.1%	$384,490	30.9%
Subordinated debt
Secured	524,763	39.5	506,681	40.8
Unsecured	25,849	1.9	25,233	2.0

Total debt investments	977,194	73.5	916,404	73.7

Preferred equity	328,404	24.7	296,942	23.9
Common/Common equivalents equity	23,679	1.8	29,359	2.4

Total equity investments	352,083	26.5	326,301	26.3

Total	$1,329,277	100.0%	$1,242,705	100.0%

The composition of MCG’s investments as of March 31, 2007 and December 31, 2006, at fair value, was as follows, excluding unearned income:

	March 31, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt	$431,038	31.9%	$389,721	31.0%
Subordinated debt
Secured	514,073	38.0	494,992	39.3
Unsecured	25,478	1.9	24,666	2.0

Total debt investments	970,589	71.8	909,379	72.3

Preferred equity	326,567	24.1	285,150	22.7
Common/Common equivalents equity	55,276	4.1	63,083	5.0

Total equity investments	381,843	28.2	348,233	27.7

Total	$1,352,432	100.0%	$1,257,612	100.0%

The Company’s debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 8% to 16%, a portion of which may be deferred. At March 31, 2007, approximately 62% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 38% were at fixed rates. In addition, at March 31, 2007, approximately 32% of the loan portfolio has floors of between 1.50% and 3.0% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from four to eight years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

When one of the Company’s loans becomes more than 90 days past due, or if the Company otherwise does not expect the customer to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

until all past due principal and interest has been paid or otherwise restructured such that the interest income is determined to be collectible. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes the Company’s loans greater than 90 days past due and loans on non-accrual status, at fair value, at March 31, 2007 and December 31, 2006:

	March 31, 2007			December 31, 2006
	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 90 days past due
On non-accrual status	$20,587	2.1%	1.5%	$20,129	2.2%	1.6%
Not on non-accrual status	1,798	0.2	0.1	1,798	0.2	0.1

Total loans greater than 90 days past due	$22,385	2.3%	1.6%	$21,927	2.4%	1.7%

Loans on non-accrual status
0 to 90 days past due	$96,812	10.0%	7.2%	$15,259	1.7%	1.2%
Greater than 90 days past due	20,587	2.1	1.5	20,129	2.2	1.6

Total loans on non-accrual status	$117,399	12.1%	8.7%	$35,388	3.9%	2.8%

Loans on non-accrual status or greater than 90 days past due	$119,197	12.3%	8.8%	$37,186	4.1%	2.9%

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The table below shows the composition of MCG’s portfolio by industry (excluding unearned income) at cost as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Telecommunications – CLEC (competitive local exchange carriers)	$295,651	22.2%	$280,394	22.6%
Other Communications	46,749	3.5	81,605	6.6
Healthcare	115,697	8.7	106,967	8.6
Newspaper	82,249	6.2	89,760	7.2
Cable	75,494	5.7	38,711	3.1
Plastic Products	73,798	5.6	57,052	4.6
Publishing	71,526	5.4	71,623	5.8
Business Services	59,479	4.4	51,765	4.2
Laboratory Instruments	55,531	4.2	57,868	4.6
Home Furnishings	53,475	4.0	53,696	4.3
Food Services	48,750	3.7	21,204	1.7
Electronics	42,081	3.2	24,682	2.0
Broadcasting	38,486	2.9	38,440	3.1
Information Services	37,418	2.8	48,379	3.9
Sporting Goods	30,488	2.3	26,920	2.2
DVD Rental	28,557	2.1	28,567	2.3
Education	26,346	2.0	26,740	2.1
Technology	22,914	1.7	19,430	1.6
Other Media	22,755	1.7	22,497	1.8
Auto Parts	22,497	1.7	16,997	1.4
Drugs	15,379	1.2	15,569	1.2
Real Estate Investments	14,571	1.1	—	—
Leisure Activities	14,251	1.1	14,314	1.2
Photographic Studio	13,007	1.0	12,897	1.0
Retail	11,832	0.9	19,158	1.5
Cosmetics	2,008	0.1	6,755	0.5
Other (a)	8,288	0.6	10,715	0.9

	$1,329,277	100.0%	$1,242,705	100.0%

(a)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The table below shows the composition of MCG’s portfolio by industry (excluding unearned income) at fair value as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications – CLEC	$289,143	21.4%	$274,108	21.8%
Other Communications	45,434	3.4	83,988	6.7
Healthcare	115,078	8.5	106,519	8.5
Newspaper	82,989	6.1	90,640	7.2
Plastic Products	81,564	6.0	57,052	4.5
Cable	75,494	5.6	38,711	3.1
Publishing	67,997	5.0	68,020	5.4
Business Services	59,819	4.4	51,230	4.1
Laboratory Instruments	56,117	4.1	58,402	4.6
Home Furnishings	53,509	4.0	52,512	4.2
Food Services	48,750	3.6	21,204	1.7
Electronics	42,331	3.1	24,834	2.0
Broadcasting	40,205	3.0	39,851	3.2
Technology	39,638	2.9	36,188	2.9
Information Services	36,286	2.7	47,440	3.8
Sporting Goods	32,903	2.4	26,920	2.1
Education	30,592	2.3	30,987	2.5
DVD Rental	28,557	2.1	28,567	2.3
Other Media	24,565	1.8	24,110	1.9
Auto Parts	22,719	1.7	17,198	1.4
Drugs	15,379	1.1	15,569	1.2
Real Estate Investments	14,571	1.1	—	—
Leisure Activities	14,251	1.1	14,314	1.1
Photographic Studio	13,007	1.0	12,897	1.0
Retail	11,944	0.9	19,353	1.5
Cosmetics	1,737	0.1	6,272	0.5
Other (a)	7,853	0.6	10,726	0.8

	$1,352,432	100.0%	$1,257,612	100.0%

(a)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

Note 3—Borrowings

The following is a summary of the Company’s borrowings as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Unsecured Notes	$50,000	$50,000	$50,000	$50,000
Commercial Loan Trust 2006-2	200,000	82,859	200,000	84,040
Commercial Loan Funding Trust Facility	—	—	250,000	83,943
Class A Variable Funding Certificates	218,750	89,743	—	—
Class B Variable Funding Certificates	31,250	7,000	—	—
Term Securitization
Series 2006-1 Class A-1 Notes	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	50,000	32,000	50,000	11,400
Series 2006-1 Class A-3 Notes	85,000	60,000	85,000	35,000
Series 2006-1 Class B Notes	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes	45,000	45,000	45,000	45,000
Series 2006-1 Class D Notes	47,500	47,500	47,500	47,500
Revolving Unsecured Credit Facility	100,000	27,000	100,000	—

Total	$992,500	$606,102	$992,500	$521,883

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

The Company uses this facility to fund the origination of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances. As of March 31, 2007 the Company had $82,859 outstanding under this facility.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

MCG Commercial Loan Funding Trust. The Company has, through MCG Commercial Loan Funding Trust, a $250,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by the Company to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. This facility is funded through two separate Variable Funding Certificates, (“VFC”), a $218,750 Class A VFC and a $31,250 Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral and bear interest at the commercial paper rate plus 0.95%. Advances under the Class B VFC may be up to 10% of eligible collateral and bear interest at the commercial paper rate plus 1.75%. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. During July 2006, the facility was renewed until July 27, 2007. As of March 31, 2007, the Company had $89,743 Class A VFC and $7,000 Class B VFC outstanding under this facility. See Note 8 Subsequent Events for further discussion of this facility.

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes and are required to be drawn by April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $449,195 as of March 31, 2007, which were purchased by the trust from the Company. Additional commercial loans will be purchased by the trust from the Company primarily using the proceeds from the Class A-3 delayed draw notes and the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of March 31, 2007, the Company had $349,500 of these notes outstanding.

Revolving Unsecured Credit Facility. This facility is a $100,000 unsecured revolving credit facility established with HVB. The facility allows for additional lenders with HVB acting as the agent. The $100,000 commitment is maintained by four lenders. HVB, Chevy Chase Bank, Sovereign Bank, and Royal Bank of Canada maintain commitments of $50,000, $10,000, $15,000, and $25,000, respectively. Advances under this credit facility bear interest at LIBOR plus 2.00% or the prime rate plus 0.50%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

equity, minimum asset coverage ratio, minimum cash net operating income, and a minimum ratio of earnings before interest and taxes to interest expense. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. As of March 31, 2007 the Company had $27,000 outstanding under this credit facility.

Borrowings outstanding, by interest rate benchmark, as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
LIBOR	$432,359	$387,940
Prime rate	27,000	—
Commercial paper rate	96,743	83,943
Fixed rate	50,000	50,000

	$606,102	$521,883

Note 4—Share Based Compensation

Employee Share Based Compensation

During the three months ended March 31, 2007, the Company granted approximately 981 restricted shares under the 2006 Employee Restricted Stock Plan. The forfeiture provisions will lapse quarterly with respect to 781 of these restricted shares through December 31, 2010. The remaining 200 of these restricted shares are subject to both time-and performance-based forfeiture provisions that lapse annually each February 28th from 2007 through 2010. During the three months ended March 31, 2007, approximately 6 restricted shares were forfeited.

During the three months ended March 31, 2007 and 2006, the Company recognized compensation expense related to employee restricted stock of approximately $2,982 and $610, respectively. In addition, dividends paid on restricted shares securing non-recourse employee loans and on forfeited shares totaled $70 and $512 for the quarter ended March 31, 2007 and 2006, respectively, and are included in salaries and benefits in the Consolidated Statements of Operations. At March 31, 2007, total unrecognized compensation cost related to restricted stock granted to employees was approximately $22,867 and is expected to be recognized over a weighted average remaining requisite service period of approximately 3.2 years.

Non-Employee Director Share Based Compensation

Compensation cost related to restricted shares issued to non-employee directors under the 2006 Non-employee Director Restricted Stock Plan was approximately $164 and $0 during the three months ended March 31, 2007 and 2006, respectively. The compensation cost related to restricted shares granted to non-employee directors is considered part of the overall compensation to these directors for their services as

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

directors of the Company, therefore this cost is included as a component of general and administrative expense on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2007. At March 31, 2007, total unrecognized compensation cost related to restricted stock granted to non-employee directors was approximately $236 and is expected to be recognized over a weighted average remaining requisite service period of approximately 2.0 years.

The following table summarizes the Company’s restricted stock award activity during the three months ended March 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock subject to forfeiture provisions at December 31, 2006	458	$16.50
Restricted stock granted	981	19.76
Restricted stock for which forfeiture provisions lapsed	(158)	18.76
Restricted stock forfeited	(6)	20.07

Restricted stock subject to forfeiture provisions at March 31, 2007	1,275	$18.71

Note 5—Income Taxes and Distributions

As a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code, the Company’s income generally will not be subject to taxation to the extent such income is distributed to stockholders. However, certain of the Company’s investments are owned by wholly owned subsidiaries that are subject to corporate level federal, state, and local income tax in their respective jurisdictions. Income taxes for the Company’s taxable operating subsidiaries are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as the utilization of available operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

During the three months ended March 31, 2007, the Company recorded a provision for income taxes of $367 primarily related to unrealized gains on the Company’s investments.

Since December 2001, the Company has declared distributions totaling $10.19 per share. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to the Company’s stockholders. To the extent the Company’s taxable earnings fall below the total amount of its distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. For the fiscal years ended December 31, 2006, 2005, 2004, and 2003 a portion of the distributions to the Company’s stockholders was deemed a return of capital. For the quarter ended March 31, 2007, the Company declared a distribution of $0.44 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company determined the tax attributes of its distributions year-to-date as of March 31, 2007, 70.4% would be from ordinary income and 29.6% would be a return of capital for stockholders, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2007 distributions to shareholders will actually be.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The following table is a reconciliation of GAAP net income to taxable net income for the three months ended March 31, 2007 and the year ended December 31, 2006:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Net income	$30,454	$100,949
Net change in unrealized appreciation on investments not taxable until realized	(8,248)	(34,604)
Timing difference related to deductibility of long-term incentive compensation	336	2,468
Interest income on non-accrual loans that is taxable	5,397	3,612
Dividend income accrued for GAAP purposes which is not yet taxable	(8,622)	(21,612)
Federal tax expense	337	2,661
Other, net	(2,582)	(93)

Taxable income before deductions for distributions	$17,072	$53,381

Note 6—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Basic
Net income	$30,454	$26,402
Weighted average common shares outstanding	58,067	53,197
Earnings per common share-basic	$0.52	$0.50
Diluted
Net income	$30,454	$26,402
Weighted average common shares outstanding	58,067	53,197
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	67	—

Weighted average common shares and common stock equivalents	58,134	53,197
Earnings per common share-diluted	$0.52	$0.50

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

Note 7—Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2007 and 2006:

	2007	2006
Per share data:
Net asset value at beginning of period (a)	$12.83	$12.48

Net operating income before investment gains and losses (b)	0.35	0.39
Net realized gains (losses) on investments (b)	0.04	(0.04)
Net change in unrealized appreciation on investments (b)	0.14	0.15
Provision for income taxes	(0.01)	—

Net income	0.52	0.50

Distributions declared	(0.44)	(0.42)
Effect of distributions recorded as compensation expense (b)	—	0.01

Net decrease in stockholders’ equity resulting from distributions	(0.44)	(0.41)
Net increase in stockholders’ equity from reduction in stockholder loans	—	0.01
Dilutive effect of issuance of restricted stock and restricted stock subject to forfeiture provisions (c)	(0.17)	—
Net increase in stockholders’ equity from restricted stock amortization (b)	0.05	0.01

Net (decrease) increase in stockholders’ equity relating to share issuances	(0.12)	0.02

Net asset value at end of period (a)	$12.79	$12.59

Per share market value at end of period	$18.76	$14.11
Total return (d)	(5.51)%	(0.41)%
Shares outstanding at end of period	59,472	53,375

Ratio/Supplemental data:
Net assets at end of period	$760,698	$671,810
Ratio of operating expenses to average net assets (annualized)	10.87%	10.39%
Ratio of net operating income to average net assets (annualized)	10.84%	12.79%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.
(c)	The dilutive effect of issuance of restricted stock and restricted stock subject to forfeiture provisions represents the effect of restricted stock issued during the period and the effect of the lapsing of forfeiture provisions on restricted stock on earnings per share.
(d)	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

Note 8—Subsequent Events

On April 3, 2007, the Company entered into the sixth amendment to its MCG Commercial Loan Funding Trust facility, funded by Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. Pursuant to this amendment, the scheduled termination date has been extended from November 2007 to November 2010. This facility remains subject to annual renewal by the lender. The next annual renewal date is July 27, 2007.

On April 25, 2007, the Company raised approximately $53,350 in net proceeds from the sale of 3,000,000 shares of its common stock. The Company expects to use the net proceeds from this offering to temporarily reduce borrowings under its Revolving Unsecured Credit Facility and its Commercial Loan Funding Trust Facility, to originate investments in primarily middle market private companies and for general corporate purposes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of March 31, 2007, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2006, including the consolidated schedule of investments, and the related consolidated statements of operations, stockholders’ equity, cash flows, and financial highlights for the year then ended (not presented herein), and in our report dated February 26, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, including the consolidated schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

McLean, Virginia

April 30, 2007

Selected Financial Data

The following selected financial data, excluding the “Other period-end data”, is derived from our unaudited consolidated financial statements. This selected financial data should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements (unaudited) and notes thereto included in this Quarterly Report.

	Three Months Ended March 31,
(dollars in thousands except per share and other period-end data)	2007	2006
Income statement data:
Revenue	$40,142	$37,637
Net operating income before investment gains and losses and provision for income taxes	20,046	20,764
Distributable net operating income (“DNOI”)(a)	23,028	21,374
Net income	30,454	26,402

Per common share data:
Net operating income before investment gains and losses and provision for income taxes per common share—basic and diluted	$0.35	$0.39
DNOI per common share—basic and diluted(a)	0.40	0.40
Earnings per common share—basic and diluted	0.52	0.50
Cash dividends declared per common share	0.44	0.42

Selected period-end balances:
Total investment portfolio	$1,352,432	$1,105,072
Total assets	1,409,996	1,278,993
Borrowings	606,102	573,945
Total stockholders’ equity	760,698	671,810
Net asset value per common share(b)	12.79	12.59

Other period-end data:
Number of portfolio companies	83	89
Number of employees	86	79

Reconciliation of DNOI to net operating income before investment gains and losses and provision for income taxes:
Net operating income before investment gains and losses and provision for income taxes	$20,046	$20,764
Amortization of employee restricted stock awards	2,982	610

DNOI	$23,028	$21,374

Weighted average common shares outstanding	58,067	53,197
Weighted average common shares outstanding and dilutive common stock equivalents	58,134	53,197
Earnings per common share—basic and diluted	$0.52	$0.50
Net operating income before investment gains and losses and provision for income taxes per common share—basic and diluted	$0.35	$0.39
DNOI per share—basic and diluted	$0.40	$0.40

(a)	Distributable net operating income is net operating income before investment gains and losses and provision for income taxes, as determined in accordance with U.S. generally accepted accounting principles, excluding amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. DNOI serves as an additional measure of our operating performance exclusive of employee restricted stock amortization, which represents an expense of MCG but does not require settlement in cash. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in our consolidated financial statements, to help analyze how our business is performing.
(b)	Based on common shares outstanding at period-end.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	economic downturns or recessions may impair our customers’ ability to repay our loans and increase our non-performing assets;

•

economic downturns or recessions may disproportionately impact the industries in which we invest, and such conditions may reduce our returns or cause us to incur losses in our portfolio and experience diminished demand for capital in these industries;

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 or the “1940 Act”. As a business development company, we are required to meet various regulatory tests which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code. In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. If we satisfy these requirements, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. From time to time our wholly owned subsidiaries may execute transactions that trigger corporate-level tax liabilities. In such cases, we recognize a tax provision in the period that the taxable event becomes probable.

Portfolio Composition and Investment Activity

The total value of our investment portfolio, exclusive of unearned income, was $1,352.4 million and $1,257.6 million at March 31, 2007 and December 31, 2006, respectively. Our gross originations and advances totaled $177.9 million and $132.1 million during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, we originated investments of $104.0 million in eight new portfolio companies and made advances and new investments of $73.9 million to existing portfolio companies. The new originations of $104.0 million were composed of $50.6 million of senior debt, $28.8 million of secured subordinated debt and $24.6 million of equity. During the three months ended March 31, 2007, the total value of newly originated investments, additional investments in existing portfolio companies, accrual of payment-in-kind interest and dividends, and net unrealized appreciation on investments, net of sales and repayments of securities, resulted in a $94.8 million increase in the total portfolio value of our investments, exclusive of unearned income.

The following table shows our portfolio of investments by security type at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt	$431.0	31.9%	$389.7	31.0%
Subordinated debt
Secured	514.1	38.0	495.0	39.3
Unsecured	25.5	1.9	24.7	2.0

Total debt investments	970.6	71.8	909.4	72.3

Preferred equity	326.5	24.1	285.1	22.7
Common/common equivalents equity	55.3	4.1	63.1	5.0

Total equity investments	381.8	28.2	348.2	27.7

Total	$1,352.4	100.0%	$1,257.6	100.0%

Total portfolio investment activity (exclusive of unearned income) for the three months ended March 31, 2007 and 2006 was as follows:

(dollars in millions)	2007	2006
Investment portfolio at beginning of period	$1,257.6	$1,097.6
Originations and advances	177.9	132.1
Gross payments/reductions/sales of securities	(93.8)	(130.2)
Net unrealized gains	10.8	4.8
Net realized gains (losses)	2.5	(2.2)
Reversals of unrealized (appreciation) depreciation	(2.6)	3.0

Investment portfolio at end of period	$1,352.4	$1,105.1

The following table shows our gross originations and advances during the three months ended March 31, 2007 and 2006 by security type:

(dollars in millions)	2007		2006
Senior secured debt	$73.2	41.1%	$45.0	34.1%
Subordinated debt	70.7	39.7	59.0	44.6
Preferred equity	33.9	19.1	21.4	16.2
Common/common equivalents equity	0.1	0.1	6.7	5.1

Total	$177.9	100.0%	$132.1	100.0%

The following table shows our gross payments, reductions, and sales of securities during the three months ended March 31, 2007 and 2006 by security type:

(dollars in millions)	2007		2006
Senior secured debt	$31.1	33.2%	$105.8	81.3%
Subordinated debt	52.0	55.4	20.6	15.8
Equity	10.7	11.4	3.8	2.9

Total	$93.8	100.0%	$130.2	100.0%

During the three months ended March 31, 2007 and 2006, our gross payments, reductions and sales of securities by transaction type included:

(dollars in millions)	2007	2006
Scheduled principal amortization	$5.5	$13.4
Senior loan sales	2.0	4.1
Principal repayments	72.3	104.8
Payment of accrued paid-in-kind interest and dividends	4.7	4.1
Sale of equity investments	9.3	3.8

Total	$93.8	$130.2

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2007 and December 31, 2006 (excluding unearned income):

	March 31, 2007		December 31, 2006
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications – CLEC (competitive local exchange carriers)	$289.1	21.4%	$274.1	21.8%
Other Communications	45.4	3.4	84.0	6.7
Healthcare	115.1	8.5	106.5	8.5
Newspaper	83.0	6.1	90.6	7.2
Plastic Products	81.6	6.0	57.1	4.5
Cable	75.5	5.6	38.7	3.1
Publishing	68.0	5.0	68.0	5.4
Business Services	59.8	4.4	51.2	4.1
Laboratory Instruments	56.1	4.1	58.4	4.6
Home Furnishings	53.5	4.0	52.5	4.2
Food Services	48.7	3.6	21.2	1.7
Electronics	42.3	3.1	24.8	2.0
Broadcasting	40.2	3.0	39.9	3.2
Technology	39.6	2.9	36.2	2.9
Information Services	36.3	2.7	47.4	3.8
Sporting Goods	32.9	2.4	26.9	2.1
Education	30.6	2.3	31.0	2.5
DVD Rental	28.6	2.1	28.6	2.3
Other Media	24.6	1.8	24.1	1.9
Auto Parts	22.7	1.7	17.2	1.4
Drugs	15.4	1.1	15.6	1.2
Real Estate Investments	14.6	1.1	—	—
Leisure Activities	14.3	1.1	14.3	1.1
Photographic Studio	13.0	1.0	12.9	1.0
Retail	11.9	0.9	19.4	1.5
Cosmetics	1.7	0.1	6.3	0.5
Other (a)	7.9	0.6	10.7	0.8

	$1,352.4	100.0%	$1,257.6	100.0%

(a)	No individual industry within this category exceeds 1%.

At March 31, 2007, our ten largest portfolio companies represented approximately 41.7% of the total fair value of our investments. These ten customers accounted for approximately 39.1% of our total revenue during the three months ended March 31, 2007. At March 31, 2007, approximately 24.8% of our portfolio at fair value was invested in companies in the communications industry, of which 21.4% were in CLECs. Our two largest portfolio companies, Broadview Networks Holdings, Inc. (“Broadview”) and Cleartel Communications, Inc. (“Cleartel”) are CLECs. Our remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies. See “Results of Operations” for additional information regarding our investments in Broadview and Cleartel.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2007 and December 31, 2006:

(dollars in millions)
	March 31, 2007			December 31, 2006
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$841.0	(a)	62.2%	$785.3	(a)	62.4%
2	261.0		19.3	285.5		22.7
3	224.4		16.6	158.2		12.6
4	24.7		1.8	23.6		1.9
5	1.3		0.1	5.0		0.4

	$1,352.4		100.0%	$1,257.6		100.0%

(a)	At March 31, 2007 and December 31, 2006, approximately $466.0 million and $447.4 million, respectively, of our investments with an investment rating of “1” were loans to companies in which we also hold equity securities or for which we have already realized a gain on our equity investment.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all past due principal and interest has been paid or otherwise restructured such that the interest income is determined to be collectible. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, at March 31, 2007 and December 31, 2006:

	March 31, 2007			December 31, 2006
(dollars in millions)	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 90 days past due
On non-accrual status	$20.6	2.1%	1.5%	$20.1	2.2%	1.6%
Not on non-accrual status	1.8	0.2	0.1	1.8	0.2	0.1

Total loans greater than 90 days past due	$22.4	2.3%	1.6%	$21.9	2.4%	1.7%

Loans on non-accrual status
0 to 90 days past due	$96.8	10.0%	7.2%	$15.3	1.7%	1.2%
Greater than 90 days past due	20.6	2.1	1.5	20.1	2.2	1.6

Total loans on non-accrual status	$117.4	12.1%	8.7%	$35.4	3.9%	2.8%

Loans on non-accrual status or greater than 90 days past due	$119.2	12.3%	8.8%	$37.2	4.1%	2.9%

The increase in loans on non-accrual status from $35.4 million at December 31, 2006 to $117.4 million at March 31, 2007 is primarily due to our investment in Cleartel, which we placed on non-accrual status during the three months ended March 31, 2007. During the first quarter of 2007, we invested $8.6 million of subordinated debt in Cleartel, a CLEC serving primarily residential customers, and made changes to Cleartel’s debt structure, including changes to the interest rates and classes of subordinated debt. The amount we invested during the first quarter of 2007 is in addition to the $19.8 million of subordinated debt that we invested in Cleartel during the fourth quarter of 2006 in connection with Cleartel’s acquisition of Supra Telecom (“Supra”), a Florida–based CLEC. As of March 31, 2007, we held multiple tranches of Cleartel subordinated debt with an aggregate fair value of $80.5 million. During the first quarter of 2007, Cleartel’s progress on the integration of Supra did not meet our expectations. As a result, the realization of expected synergies has not occurred as timely as expected and Cleartel incurred an estimated EBITDA loss of $0.8 million during the first quarter of 2007, due to gross margin compression, which was not anticipated. No reductions were recorded to the fair value of our Cleartel investments during the first quarter of 2007 since, at this time, we believe the expected synergies will be achieved over the next several quarters. However, since our Cleartel investment is a control investment and because Cleartel is not currently generating sufficient earnings to service its capital structure, we have placed the investment on non-accrual status until the underlying financial results and cash flows of Cleartel improve. Cleartel’s underperformance during the quarter reduced our first quarter 2007 revenue, distributable net operating income, net operating income, and net income by approximately $3.0 million. Placing Cleartel on non-accrual status increased the percentage of our loan portfolio on non-accrual status at March 31, 2007 by 8.3% to 12.1%. At March 31, 2007, Cleartel represented approximately 6.0% of the fair value of our investments compared to 5.8% of the fair value of our investments at December 31, 2006. Cleartel was one of the portfolio companies for which an independent valuation was obtained as of December 31, 2006.

Our ability to recognize income from our investment in Cleartel in future periods will be dependent on the performance and value of Cleartel.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

The following table shows the components of our net income for the three months ended March 31, 2007 and 2006:

(dollars in millions)	2007	2006	Change	Percentage Change
Revenue
Interest and dividend income	$35.6	$30.1	$5.5	18%
Loan fees	1.1	2.4	(1.3)	(54%)

Total interest and dividend income	36.7	32.5	4.2	13%
Advisory fees and other income	3.4	5.2	(1.8)	(35%)

Total revenue	40.1	37.7	2.4	6%

Operating expenses
Interest expense	9.1	8.9	0.2	2%
Employee compensation:
Salaries and benefits	5.5	5.5	—	—%
Amortization of employee restricted stock	3.0	0.6	2.4	400%

Total employee compensation	8.5	6.1	2.4	39%
General and administrative expense	2.5	1.9	0.6	32%

Total operating expenses	20.1	16.9	3.2	19%

Net operating income before investment gains and provision for income taxes on investment gains	20.0	20.8	(0.8)	(4%)

Net investment gains before provision for taxes	10.8	5.6	5.2	93%

Provision for income taxes	0.3	—	0.3	100%

Net income	$30.5	$26.4	$4.1	16%

Total Revenue

Total revenue includes interest and dividend income, loan fees and advisory fees and other income. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Dividend income results from dividends earned on our equity investments or from dividends declared and paid by our portfolio companies. Dividend income will vary from period to period depending upon the level of yield on our equity investments and the amount of equities outstanding, as well as the value of the underlying securities.

Total interest and dividend income, which includes loan fees, increased $4.2 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Interest income, exclusive of loan fees, decreased approximately $(0.3) million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to a decrease in the spread to LIBOR in our loan portfolio, which had an impact of approximately $(1.6) million, and the decrease in our average loan portfolio, which had an impact of approximately $(0.1) million, partially offset by the increase in LIBOR, which had an impact of approximately $1.4 million. The decrease in interest income was primarily the result of the placement of our Cleartel investment on non-accrual status due to Cleartel’s underperformance during the quarter, which reduced our interest income during the three months ended March 31, 2007 by approximately $2.8 million. We include in interest income certain amounts that we have not received in cash, such as contractual paid-in-kind (PIK) interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid either by contract or the portfolio company’s choice, but is generally paid at the end of the loan term. The following table shows the PIK related activity for the three months ended March 31, 2007 and 2006:

(dollars in millions)	2007	2006
Beginning PIK loan balance	$11.1	$13.5
PIK interest earned during the period	2.9	4.3
Principal payments of cash on PIK loans	(3.7)	(4.1)
PIK loans purchased	0.4	(0.2)
Interest Receivable converted to PIK	0.4	—
Realized loss	—	1.6

Ending PIK loan balance	$11.1	$15.1

Dividend income increased approximately $5.8 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to an increase in accrued preferred dividends. Certain of our equity investments have stated accruing dividend rates, for which we accrue dividends as they are earned to the extent we believe they will ultimately be paid. The increase in accrued preferred dividends for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to an increase in accrued preferred dividends from our investment in Broadview. We recognized dividend income equal to the contractual accruing dividend on our preferred equity investment in Broadview of approximately $7.1 million and $2.9 million for the three months ended March 31, 2007 and 2006, respectively. Our dividend activity for the three months ended March 31, 2007 and 2006 was as follows:

(dollars in millions)	2007	2006
Beginning accrued dividend balance	$33.6	$12.4
Dividend income earned during the period	9.3	3.5
Payment of previously accrued dividends	(0.7)	—

Ending accrued dividend balance	$42.2	$15.9

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan fee income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. Loan fees decreased approximately $(1.3) million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to lower fee accelerations.

The following table shows our loan fee activity during the three months ended March 31, 2007 and 2006:

(dollars in millions)	2007	2006
Beginning unearned income balance	$9.5	$9.1
Additional deferred fees	1.9	1.7
Unearned income recognized	(1.1)	(2.4)

Ending unearned income balance	$10.3	$8.4

The total yield on our average debt portfolio at fair value for the three months ended March 31, 2007 and 2006 was 12.1% and 12.7%, respectively. The average LIBOR for the three months ended March 31, 2007 was 5.4%, an increase of 0.6% from 4.8% for the three months ended March 31, 2006. The spread to average LIBOR on our average loan portfolio at fair value for the three months ended March 31, 2007 was 6.5%, a decrease of approximately (0.8)% from 7.3% for the three months ended March 31, 2006, primarily the result of the placement of our Cleartel investment on non-accrual status, as well as, an increase in the level of fixed rate loans and a decrease in amortizing fee income and fee accelerations.

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Advisory fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The decrease in advisory fees and other income of $(1.8) million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due decreases in prepayment fees of $(1.9) million and bank interest and other fees of approximately $(0.7) million partially offset by an increase in advisory and management fees of $0.8 million.

For the three months ended March 31, 2007, our largest portfolio company, Broadview, accounted for approximately $7.1 million, or 17.8%, of our total revenue compared to approximately $4.2 million, or 11.3%, of our total revenue for the three months ended March 31, 2006. During the three months ended March 31, 2006, our revenue from our Broadview investment was comprised of interest and dividend income. During the third quarter of 2006, we converted all our debt investments in Broadview to preferred stock, therefore during the three months ended March 31, 2007, our revenue from our Broadview investment was all in the form of dividend income. As of March 31, 2007, our preferred stock investment in Broadview entitles us to a preferred claim of approximately $244.2 million, prior to claims by Broadview common shareholders. We are also entitled to accumulating dividends on our preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $244.2 million but are not payable in cash on a current basis. Based on our current investments in Broadview our future earnings will all be in the form of accumulating dividend income. Further, because accumulating dividends are typically not considered part of taxable income until they are received in cash, it is possible that our GAAP earnings may exceed our taxable earnings by a significant amount until such time as this investment is liquidated. Our ability to recognize income from our investment in Broadview on an ongoing basis will be dependent on the performance and value of Broadview.

During the three months ended March 31, 2007, we placed our investment in Cleartel, our second largest portfolio company, on non-accrual status and did not recognize any revenue from this investment during the quarter, compared to $1.0 million, or 2.6%, of our total revenue for the three months ended March 31, 2006. As of March 31, 2007, we held Cleartel subordinated debt with a fair value of $80.5 million and Cleartel preferred stock with a fair value of $0.6 million, which includes a decrease in the fair value of the preferred stock of $40.1 million, which was recorded during the fourth quarter of 2006. Cleartel’s underperformance during the quarter reduced our first quarter 2007 revenue, distributable net operating income, net operating income, and net income by approximately $(3.0) million. Our ability to recognize income from our investment in Cleartel in future periods will be dependent on the performance and value of Cleartel. See “—Net Investment Gains and Losses Before Provision for Income Taxes” for additional discussion regarding our investment in Cleartel.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense of approximately $0.2 million during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, is primarily attributable to higher average borrowings.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and amortization of employee restricted stock awards. Total salaries and benefits was approximately $5.5 million during the three months ended March 31, 2007 and March 31, 2006. Amortization of employee restricted stock awards is non-cash compensation related to restricted stock awards granted in 2001, 2006, and 2007. During the quarter ended March 31, 2007, we recognized compensation expense related to restricted stock awards of approximately $3.0 million, compared to approximately $0.6 million for the quarter ended March 31, 2006. We granted approximately 981,000 shares of restricted stock during the first quarter of 2007 pursuant to our 2006 Employee Restricted Stock Plan. The forfeiture provisions will lapse quarterly with respect to 781,000 of these shares through December 31, 2010. The remaining 200,000 of the shares of restricted stock that were granted are subject to both time- and performance- based forfeiture provisions. The forfeiture provisions lapsed for 50,000 of these shares during the quarter ended March 31, 2007. As a result, we recognized all of the compensation expense with respect to the remaining 150,000 performance-based shares over the next three years.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses increased approximately $0.6 million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to increases in amortization of restricted stock for non-employee directors of approximately $0.2 million and increases in other general and administrative costs resulting from the growth of our business of approximately $0.4 million.

Net Operating Income Before Investment Gains and Losses and Provision For Income Taxes

Net operating income before investment gains and losses and provision for income taxes for the three months ended March 31, 2007 totaled $20.0 million, a decrease of approximately $(0.8) million compared with $20.8 million for the three months ended March 31, 2006. This decrease is due to the items discussed above.

Distributable Net Operating Income (“DNOI”)

DNOI is net operating income before investment gains and losses and provision for income taxes, as determined in accordance with GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. DNOI serves as an additional measure of our operating performance exclusive of employee restricted stock amortization, which represents an expense of MCG but does not require settlement in cash. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in our consolidated financial statements, to help analyze how our business is performing.

DNOI for the three months ended March 31, 2007 was $23.0 million, or $0.40 per share, compared to $21.4 million, or $0.40 per share, for the three months ended March 31, 2006. The following table shows a reconciliation of our reported net operating income before investment gains and losses and provision for income taxes to DNOI for the quarter ended March 31, 2007 and 2006:

(in thousands, except per share data)
	2007	2006
Net operating income before investment gains and losses and provision for income taxes	$20,046	$20,764
Amortization of employee restricted stock awards	2,982	610

DNOI	$23,028	$21,374

Weighted average common shares outstanding	58,067	53,197
Weighted average common shares outstanding and dilutive common stock equivalents	58,134	53,197
Earnings per common share - basic and diluted	$0.52	$0.50
Net operating income before investment gains and losses and provision for income taxes per common share - basic and diluted	$0.35	$0.39
DNOI per share - basic and diluted	$0.40	$0.40

Net Investment Gains and Losses Before Provision for Income Taxes

Net investment gains before provision for income taxes totaled approximately $10.8 million for the three months ended March 31, 2007, compared to $5.6 million for the three months ended March 31, 2006. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
(dollars in thousands)	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Portfolio Company
Jet Plastica Investors, LLC	Plastic Products	Control	$-	$7,766	$-	$7,766
Superior Industries Investors, LLC	Sporting Goods	Control	-	2,415	-	2,415
PremierGarage Holdings, LLC	Home Furnishings	Control	-	1,419	-	1,419
National Product Services, Inc.	Business Services	Control	-	949	-	949
Platinum Wireless, Inc.	Communications	Control	(1,149)	-	1,149	-
Midwest Tower Partners, LLC	Communications	Control	3,642	(32)	(3,642)	(32)
Flexsol Packaging Corp.	Chemicals/ Plastics	Non-affiliate	-	(315)	-	(315)
Xfone, Inc	Communications	Affiliate	-	(369)	-	(369)
D&B Towers, LLC	Communications	Non-affiliate	-	(802)	-	(802)
Other			34	(170)	(120)	(256)

Total			$2,527	$10,861	$(2,613)	$10,775

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2006:

			Three Months Ended March 31, 2006
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/(Loss)
Stratford Schools Holdings, Inc.	Education	Affiliate	$—	$2,005	$—	$2,005
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	575	795	—	1,370
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	1,179	—	1,179
Jenzabar, Inc.	Technology	Non-affiliate	—	631	—	631
I-55 Internet Services, Inc.	Communications	Non-affiliate	—	—	606	606
Jupitermedia Corporation	Technology	Non-affiliate	—	451	—	451
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	450	—	450
Telecomm South, LLC	Communications	Control	(1,493)	—	1,493	—
Copperstate Technologies, Inc.	Security Alarm	Control	(1,483)	—	1,053	(430)
Fawcette Technical Publications Holding	Publishing	Control	—	(874)	—	(874)
Other			185	210	(145)	250

Total			$(2,216)	$4,847	$3,007	$5,638

Our board of directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. As part of our process for determining the fair value of our portfolio of investments as of December 31, 2006 and March 31, 2007, we retained independent valuation firms to perform independent valuations on certain of our portfolio companies and review certain of our fair value determinations. The independent valuations and the reviews were considered by our board of directors in its determination of the fair value of our portfolio companies as of December 31, 2006 and March 31, 2007. We intend to continue to obtain independent valuations or reviews of our fair value determinations and to periodically update those valuations and reviews. The following table summarizes the independent valuations and reviews that have been performed:

(dollars in millions)	Total Investment	Equity Investment
Total portfolio value at March 31, 2007	$1,352.4	$381.8
Number of companies in our portfolio as of March 31, 2007 for which independent valuations or reviews of our fair value determinations were obtained	21	19
Total value of companies in our portfolio as of March 31, 2007 for which independent valuations or reviews of our fair value determinations were obtained	$736.7	$306.8
% of portfolio value as of March 31, 2007 for which independent valuations or reviews of our fair value determinations were obtained	54%	80%
% of portfolio value that is greater than one year old as of March 31, 2007 for which independent valuations or reviews of our fair value determinations were obtained	63%	93%
% of loans on non-accrual status as of March 31, 2007 for which independent valuations or reviews of our fair value determinations were obtained	98%	N/A

We hold preferred stock in Broadview, a CLEC serving primarily business customers and our largest portfolio company, with an aggregate fair value of $166.9 million at March 31, 2007, which includes an increase in the fair value of the preferred stock of $38.1 million, which was recorded during the fourth quarter of 2006. In February 2007, Broadview signed a definitive agreement to acquire InfoHighway Communications Corp., a New York-based integrated provider of hosted and managed communications solutions serving more than 12,000 business customers in the Mid-Atlantic and Northeast regions of the U.S. The transaction is expected to close in the second quarter of 2007 and is subject to regulatory approvals and other closing conditions. MCG’s investment in Broadview’s preferred stock is convertible into common stock and represents approximately a 52% ownership of the preferred stock and approximately a 51% ownership interest on an as-if converted basis. As of March 31, 2007, our preferred stock investment entitles us to aggregate claims of approximately $244.2 million, prior to any claims by Broadview common shareholders. We are also entitled to accumulating dividends on our preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $244.2 million but are not payable in cash on a current basis. Further, because accumulating dividends are typically not considered as part of taxable income until they are received in cash, it is possible that our GAAP earnings may exceed our taxable earnings by a significant amount until such time as this investment is liquidated. Any amounts outstanding on Broadview’s $210 million senior secured notes and $25 million revolving credit facility with a third party are payable prior to any payments of preferred claims. Broadview was one of the portfolio companies for which an independent valuation was obtained as of December 31, 2006. At March 31, 2007, our Broadview investment represented approximately 12.3% of the fair value of our total investments compared to 12.7% of the fair value of our total investments at December 31, 2006. Additionally, our investment in Broadview accounted for $7.1 million, or 17.8%, of our total revenue for the three months ended March 31, 2007, compared to $4.2 million, or 11.3%, of our total revenue for the three months ended March 31, 2006. Our ability to recognize income from our investment in Broadview on an ongoing basis will be dependent on the performance and value of Broadview.

During the first quarter of 2007, we invested $8.6 million of subordinated debt in our second largest portfolio company, Cleartel, a CLEC serving primarily residential customers, and made changes to Cleartel’s debt structure, including changes to the interest rates and classes of subordinated debt. The amount we invested during the first quarter of 2007 is in addition to the $19.8 million of subordinated debt that we invested in

Cleartel during the fourth quarter of 2006 in connection with Cleartel’s acquisition of Supra Telecom (“Supra”), a Florida-based CLEC. As of March 31, 2007, we held multiple tranches of Cleartel subordinated debt with an aggregate fair value of $80.5 million and Cleartel preferred stock with a fair value of $0.6 million, which includes a decrease in the fair value of the preferred stock of $40.1 million, which was recorded during the fourth quarter of 2006. During the first quarter of 2007, Cleartel’s progress on the integration of Supra did not meet our expectations. As a result, the realization of expected synergies has not occurred as timely as expected and Cleartel incurred an estimated EBITDA loss of $0.8 million during the first quarter of 2007 which was not anticipated. No further reductions were recorded to the fair value of our Cleartel investments during the first quarter of 2007 since, at this time, we believe the expected synergies will be achieved over the next several quarters. At March 31, 2007, Cleartel represented approximately 6.0% of the fair value of our investments compared to 5.8% of the fair value of our investments at December 31, 2006. Cleartel was one of the portfolio companies for which an independent valuation was obtained as of December 31, 2006. Our ability to recognize income from our investment in Cleartel in future periods will be dependent on the performance and value of Cleartel.

Provision for Income Taxes

During the three months ended March 31, 2007, we recorded a provision for income taxes of $0.4 million primarily related to unrealized gains on our investments which are owned by our taxable subsidiaries.

Net Income

Net income totaled approximately $30.5 million for the three months ended March 31, 2007, compared to $26.4 million for the three months ended March 31, 2006. The increase in net income is due to the items discussed above.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents, Cash, Securitization Accounts, and Cash, Restricted

At March 31, 2007 and December 31, 2006, we had $17.6 million and $21.7 million, respectively, in cash and cash equivalents. In addition, at March 31, 2007 and December 31, 2006, we had $20.9 million and $15.9 million, respectively, in cash, securitization accounts. We also had $2.6 million of restricted cash as of March 31, 2007 and December 31, 2006. We primarily invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements, while in other cases we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts negatively impacts our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operational needs.

For the three months ended March 31, 2007, net cash provided by operating activities totaled $17.2 million, a decrease of approximately $(5.5) million from $22.7 million for the three months ended March 31, 2006. This decrease was due primarily to higher paid-in-kind interest and dividends and realized gains on investments which are included in net income, an increase in cash securitization accounts from interest collections, and an increase in interest receivable, partially offset by higher net income and increases in amortization of restricted stock awards, interest payable and unearned income. During the three months ended March 31, 2007, net cash used in investing activities was $(75.8) million compared to cash provided by investing activities of $2.3 million during the three months ended March 31, 2006. This change is primarily the result of a decrease in cash received from principal payments on loans of approximately $42.9 million, an increase of approximately $38.2 million of originations, draws and advances on loans, an increase of approximately $5.8 million in equity investments made and an increase of approximately $0.3 million in fixed asset purchases, partially offset by an increase in the proceeds from the sales of equity investments of approximately $9.1 million. During the three months ended March 31, 2007, cash provided by financing activities was approximately $54.5 million compared to cash used in financing activities of $(28.5) million during the three months ended March 31, 2006. This change is mainly due to an increase in proceeds from borrowings of approximately $59.1 million and a reduction in cash in securitization accounts for paydown of principal on debt of approximately $28.3 million, partially offset by an increase in dividends paid of approximately $3.7 million.

Liquidity and Capital Resources

We expect our cash on hand and cash generated from operations, including the portion of the cash in securitization accounts that will be released to us or used to purchase additional loans, will be adequate to meet our cash needs at our current level of operations. We intend to fund new investments using cash on hand, advances under our borrowing facilities and equity issuances. Our secured borrowing facilities generally contain collateral requirements, including, but not limited to, asset mix, minimum diversity and rating and limitations on loan size. These collateral requirements limit our ability to fund certain new investments with advances under such facilities, in which case we fund these investments using unsecured debt or equity financings.

During the three months ended March 31, 2007 and 2006 we did not raise any proceeds by selling shares of newly issued common stock.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders substantially all of our income. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of March 31, 2007, this ratio was 219%. This requirement limits the amount that we may borrow.

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

As of March 31, 2007, we had unused commitments to extend credit to our customers of $156.5 million, which are not reflected on our balance sheet. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of March 31, 2007, we had guarantees and standby letters of credit of approximately $13.3 million.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2007:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (b)	$606.1	$206.6	$—	$50.0	$349.5
Future minimum rental obligations	11.6	1.7	4.0	4.1	1.8

Total contractual obligations	$617.7	$208.3	$4.0	$54.1	$351.3

(a)	This excludes the unused commitments to extend credit to our customers of $156.5 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility, the Commercial Loan Trust 2006-2, and the Revolving Unsecured Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities.

Borrowings

The following table shows our borrowings as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
(dollars in millions)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Unsecured Notes	$50.0	$50.0	$50.0	$50.0
Commercial Loan Trust 2006-2	200.0	82.9	200.0	84.0
Commercial Loan Funding Trust Facility	—	—	250.0	84.0
Class A Variable Funding Certificates	218.8	89.7	—	—
Class B Variable Funding Certificates	31.2	7.0	—	—
Term Securitization
Series 2006-1 Class A-1 Notes	106.2	106.2	106.2	106.2
Series 2006-1 Class A-2 Notes	50.0	32.0	50.0	11.4
Series 2006-1 Class A-3 Notes	85.0	60.0	85.0	35.0
Series 2006-1 Class B Notes	58.8	58.8	58.8	58.8
Series 2006-1 Class C Notes	45.0	45.0	45.0	45.0
Series 2006-1 Class D Notes	47.5	47.5	47.5	47.5
Revolving Unsecured Credit Facility	100.0	27.0	100.0	—

Total	$992.5	$606.1	$992.5	$521.9

For the above borrowings, the fair value of the borrowings approximates cost. The following table shows our weighted average borrowings, the weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the three months ended March 31, 2007 and 2006:

(dollars in millions)	2007	2006
Weighted average borrowings	$546.2	$533.9
Average LIBOR	5.4%	4.8%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	1.0%	1.0%
Impact of amortization of deferred debt issuance costs	0.3%	0.9%

Total cost of funds	6.7%	6.7%

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

We use this warehouse credit facility to fund the origination of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances. As of March 31, 2007 we had $82.9 million outstanding under this facility.

MCG Commercial Loan Funding Trust. We have, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by us to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. This facility is funded through two separate Variable Funding Certificates, or VFCs, a $218.8 million Class A VFC and a $31.2 million Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral and bear interest at the commercial paper rate plus 0.95%. Advances under the Class B VFC may be up to 10% of eligible collateral and bear interest at the commercial paper rate plus 1.75%. The facility is scheduled to terminate on November 7, 2007, but is subject to annual renewal and may be extended under certain circumstances. During July 2006, the facility was renewed until July 27, 2007. As of March 31, 2007, we had $89.7 million Class A VFC and $7.0 million Class B VFC outstanding under this credit facility. See “Recent Developments” for further discussion.

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

We retain all of the equity in the securitization. The securitization includes a reinvestment period of five years, during which principal collections received on the underlying collateral may be used to purchase new collateral from us. Under the terms of the securitization, up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes and are required to be drawn by April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $449.2 million as of March 31, 2007, which were purchased by the trust from us. Additional commercial loans will be purchased by the trust from us primarily using the proceeds from the Class A-3 delayed draw notes and the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of March 31, 2007, we had $349.5 million of these notes outstanding.

Revolving Unsecured Credit Facility. This facility is a $100.0 million unsecured revolving credit facility established with HVB. The facility allows for additional lenders with HVB acting as the agent. The $100.0 million commitment is maintained by four lenders. HVB, Chevy Chase Bank, Sovereign Bank and Royal Bank of Canada maintain $50.0 million, $10.0 million, $15.0 million, and $25.0 million commitments, respectively. Advances under this credit facility bear interest at LIBOR plus 2.00% or the prime rate plus 0.50%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, minimum cash net operating income and a minimum ratio of earnings before interest and taxes to interest expense. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. As of March 31, 2007, we had approximately $27.0 million outstanding under this credit facility.

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

As a business development company that has elected to be treated as a RIC, we generally are required to (1) timely distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built-in gains that we recognize in order to deduct distributions made (or deemed made) to our shareholders and (2) timely distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) in order to avoid an excise tax.

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

The following table summarizes our distributions declared since January 1, 2006:

Date Declared	Record Date	Payment Date	Amount
April 17, 2007	May 24, 2007	July 30, 2007	$0.44
February 15, 2007	March 15, 2007	April 27, 2007	0.44
October 26, 2006	November 22, 2006	January 30, 2007	0.42
July 27, 2006	August 24, 2006	October 30, 2006	0.42
April 27, 2006	May 25, 2006	July 28, 2006	0.42
February 16, 2006	March 16, 2006	April 27, 2006	0.42

Since December 2001, we have declared distributions of $10.19 per share totaling over $427.5 million. For 2007, we currently estimate that our dividends will be at least $1.76 per share. This estimate takes into consideration our estimates of distributable net operating income, net income, capital gains and taxable income for 2007.

Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. For the fiscal years ended December 31, 2006, 2005, 2004, and 2003 a portion of the distributions to our stockholders was deemed a return of capital. For the quarter ended March 31, 2007, we declared a distribution of $0.44 per share. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we determined the tax attributes of our distributions year-to-date as of March 31, 2007, 70.4% would be from ordinary income and 29.6% would be a return of capital for shareholders, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of our 2007 distributions to shareholders will actually be.

The following table is a reconciliation of GAAP net income to taxable net income for the three-month period ended March 31, 2007 and the year ended December 31, 2006:

(dollars in millions)	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Net income	$30.5	$100.9
Net change in unrealized appreciation on investments not taxable until realized	(8.2)	(34.6)
Timing difference related to deductibility of long-term incentive compensation	0.3	2.5
Interest income on non-accrual loans that is taxable	5.4	3.6
Dividend income accrued for GAAP purposes which is not yet taxable	(8.6)	(21.6)
Federal tax expense	0.3	2.7
Other, net	(2.6)	(0.1)

Taxable income before deductions for distributions	$17.1	$53.4

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

Contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the customer to be able to pay all principal and interest due.

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

Valuation of Investments

We determine the value of each investment in our portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At March 31, 2007, approximately 96% of our total assets represented investments of which approximately 96% are valued at fair value and approximately 4% are valued at market value based on readily ascertainable public market quotes at March 31,

2007. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

We also retain independent valuation firms to perform independent valuations of certain of our portfolio companies and perform reviews of our fair value determinations. The independent valuations and reviews are considered by our Board of Directors in its determination of the fair value of our portfolio companies. We intend to continue to utilize independent valuation firms to obtain additional support in the preparation of our internal valuation analyses each quarter.

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

Securitization Transactions

Periodically, we transfer pools of loans to bankruptcy remote, special purpose entities for use in securitization transactions. These transfers of loans are treated as secured borrowing financing arrangements in accordance with FASB SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the assets assumed by our consolidated bankruptcy remote special purpose entities equaling $714.8 million at March 31, 2007 and $677.4 million at December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 became effective as of January 1, 2007.

We conducted a review of all open tax year’s income recognition and expense deduction filing positions and income tax returns filed (federal and state) for determination of any uncertain tax positions that may require recognition of a tax liability. This review encompassed an analysis of all book/tax difference adjustments as well as the timing of income and expense recognition for all tax years still open under the statute of limitations. As a result, we determined that it is more likely than not that each tax position taken on a previously filed return or to be taken on current tax returns will be sustained on examination based on the technical merits of the positions and therefore, no recognition of a tax liability on an uncertain tax position for FIN No. 48 purposes is anticipated.

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

Recent Developments

On April 3, 2007, we entered into the sixth amendment to our MCG Commercial Loan Funding Trust facility, funded by Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. Pursuant to this amendment, the scheduled termination date has been extended from November 2007 to November 2010. This facility remains subject to annual renewal by the lender. The next annual renewal date is July 27, 2007.

On April 24, 2007, we raised approximately $53.4 million in net proceeds from the sale of 3,000,000 shares of our common stock. We expect to use the net proceeds from this offering to reduce borrowings under our Revolving Unsecured Credit Facility and our Commercial Loan Funding Trust Facility, to originate investments in primarily middle market private companies and for general corporate purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of March 31, 2007, approximately 61% of our loan portfolio, at cost, bears interest at a spread to LIBOR or Prime, and 39% at a fixed rate. As of March 31, 2007, approximately 32% of our loan portfolio, at cost, has LIBOR floors between 1.50% and 3.00% on the LIBOR base index.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. At March 31, 2007, we were not a party to any hedging arrangements. Certain of our interest bearing investments contain LIBOR floors between 1.50% and 3.00% on the LIBOR base index to minimize our exposure to significant decreases in interest rates.

The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$38.3	$—	$37.5	$—
Money Market Rate	2.6	—	2.6	—
Prime Rate	0.9	27.0	0.4	—
30-Day LIBOR	13.7	—	14.5	—
60-Day LIBOR	—	—	0.8	—
90-Day LIBOR	546.6	432.4	522.0	388.0
180-Day LIBOR	33.0	—	42.6	—
9 month LIBOR	—	—	1.3	—
Commercial Paper	—	96.7	—	83.9
Fixed Rate	383.0	50.0	334.8	50.0

Total	$1,018.1	$606.1	$956.5	$521.9

Based on our March 31, 2007 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure:

(dollars in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
(300)	$(18.6)	$(16.7)	$(1.9)
(200)	(12.7)	(11.1)	(1.6)
(100)	(6.4)	(5.6)	(0.8)
100	6.4	5.6	0.8
200	12.7	11.1	1.6
300	19.1	16.7	2.4

Item 4.	Controls and Procedures

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we target specific industries in which to invest on a recurring basis, which could cause a high concentration of our portfolio in a specific industry. At March 31, 2007, approximately 24.8% of our portfolio at fair value was invested in companies in the communications industry. Of the 24.8% in the communications industry, 21.4% represents our investments in CLECs, and 3.4% represents our investments in other communications companies. If our customers in the communications industry, or any other industry in which our portfolio is or may become concentrated, suffer due to adverse business conditions or due to economic slowdowns or downturns, we will be more vulnerable to losses in our portfolio and our operating results may be negatively impacted.

Our financial results could be negatively affected if Broadview Networks Holdings, Inc. fails to perform as expected.

At March 31, 2007, our largest portfolio investment was Broadview Networks Holdings, Inc. (“Broadview”), which totaled $166.9 million at fair value, or 12.3% of the fair value of our investments, and accounted for approximately $7.1 million, or 17.8% of our revenue during the three months ended March 31, 2007. We own preferred securities of Broadview, which entitle us to a preferred claim of approximately $244.2 million, plus dividends, which accumulate at an annual rate of 12%, compounded quarterly, on our preferred claim. We currently recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends will be dependent upon the performance and value of Broadview. Our financial results could be negatively affected if this portfolio company fails to perform as expected or if we are unable to recognize these dividends as income on a quarterly basis.

Our ability to recognize income from our investment in Cleartel Communications, Inc. in future periods is dependent on Cleartel’s performance and value.

Cleartel Communications, Inc. (“Cleartel”) is our second largest portfolio investment and one of our control investments. We placed our investment in Cleartel on non-accrual status during the quarter ended March 31, 2007 because, at the time, Cleartel was not generating sufficient earnings to service its capital structure. Cleartel represents approximately 6.0% of the fair value of our investments at March 31, 2007. As of March 31, 2007, we held Cleartel subordinated debt with a fair value of $80.5 million and Cleartel preferred stock with a fair value of $0.6 million, which includes a decrease in the fair value of the preferred stock of $40.1 million, which was recorded during the fourth quarter of 2006. Cleartel’s future performance and value is largely dependent on the realization of synergies in connection with Cleartel’s acquisition of Supra Telecom, a Florida-based CLEC, which Cleartel acquired during the fourth quarter of 2006. Our ability to recognize income from our Cleartel investment in future periods will be dependent upon the performance, including the underlying financial results and cash flows, and value of Cleartel.

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

We have elected to be taxed for federal income tax purposes as a regulated investment company under Subchapter M of the Internal Revenue Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, as well as if we continue to qualify as a business development company, we will qualify to be a regulated investment company and will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a regulated investment company. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not timely distribute at least 98% of our income, we generally will be subject to a 4% excise tax.

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

As of March 31, 2007, we had $606.1 million of outstanding borrowings under our debt facilities. As of March 31, 2007, the weighted average annual interest rate on all of our outstanding borrowings was 6.32%, excluding the amortization of deferred debt issuance costs. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2007 total assets of at least 2.72%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $198.6 million as of March 31, 2007.

Our securitization facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code. In addition, some of our debt facilities, including our unsecured notes, contain cross-default provisions, whereby a default under one of our debt facilities could constitute a default under other debt facilities. In addition, if any two of Steven F. Tunney, our President and Chief Executive Officer, B. Hagen Saville, one of our Executive Vice Presidents, and Robert J. Merrick, our Chief Investment Officer ceases to be an executive officer of MCG or a member of its board of directors, the lender of our $100.0 million revolving unsecured credit facility could, absent a waiver or cure, declare a default.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At March 31, 2007, this ratio was approximately 219%.

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

Our Revolving Unsecured Credit Facility is scheduled to expire on June 18, 2007. Our Commercial Loan Funding Trust Facility $250.0 million warehouse financing facility through Three Pillars Funding, LLC is scheduled to terminate on November 7, 2010, but is subject to annual renewal by the lender and may be extended under certain circumstances. The next renewal date for this facility is July 27, 2007.

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

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally have no effect on the existing fixed rate loans in our portfolio. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 61% of the loans in our portfolio, based on amounts outstanding at cost as of March 31, 2007, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 39% were at fixed rates. From January 1, 2006 to March 31, 2007, the three-month LIBOR has increased from 4.54% to 5.35%.

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

The staff of the Securities and Exchange Commission (the “SEC Staff”) is reviewing the appropriateness of the consolidation of certain types of subsidiaries on an industry wide basis under generally accepted accounting principles (“GAAP”) and Rule 6-03 of Regulation S-X. In connection with such review, the SEC Staff is in the process of reviewing the appropriateness of our consolidation of certain of our subsidiaries (the “Subsidiaries”). In the event that the SEC Staff disagrees with our position with respect to the appropriateness of consolidation of any of the Subsidiaries, then we will make such additional disclosures and prospective changes in accounting methods as the SEC Staff requires on a prospective basis which will be discussed and reviewed with us.

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

As previously reported, the independent members of our Board of Directors (the “Independent Committee”) have reviewed the timeliness of certain loan payments and tax withholding reimbursements involving six of our current and former executive officers and have reported these matters to the SEC Staff.

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

The Independent Committee has reported these matters to the SEC Staff and has also reported the results of the review to date to the SEC Staff. The review by the Independent Committee has now been substantially completed, although the SEC Staff has requested that we furnish additional information. Based upon the facts known to the Independent Committee as of the present date, the Independent Committee has concluded that certain violations of our code of business conduct and ethics did occur and reached no conclusion regarding Section 402 of Sarbanes-Oxley. The Independent Committee believes that it has fully cooperated with the SEC Staff and will continue to do so. The SEC Staff may also require further information in the future, the nature and scope of which cannot be determined at this time.

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

During the three months ended March 31, 2007, we issued a total of 5,627 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $103,000.

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

10.2	401(k) Plan (incorporated by reference to Exhibit i.1 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.3

Deferred Compensation Plan (incorporated by reference to Exhibit i.2 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.4

Dividend Reinvestment Plan (incorporated by reference to Exhibit e to Pre-effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 1, 2001).

10.5

Form of Amended and Restated Restricted Stock Agreement for senior management (incorporated by reference to Exhibit i.26 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.6

Amended and Restated Restricted Stock Agreement between the Company and Bryan J. Mitchell, dated March 1, 2004 (incorporated by reference to Exhibit i.27 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.7

Amended and Restated Restricted Stock Agreement between the Company and B. Hagen Saville, dated March 1, 2004 (incorporated by reference to Exhibit i.29 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.8

Amended and Restated Restricted Stock Agreement between the Company and Steven F. Tunney, dated March 1, 2004 (incorporated by reference to Exhibit i.28 to MCG Capital’s registration statement on Form N-2 [File No. 333-113236] filed with the Securities and Exchange Commission on March 3, 2004).

10.9	Promissory Note issued to Bryan J. Mitchell, dated as of November 28, 2001 (incorporated by reference to Exhibit 10.34 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.10	Promissory Note issued to B. Hagen Saville, dated as of November 28, 2001 (incorporated by reference to Exhibit 10.35 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description of Document
10.11	Promissory Note issued to Steven F. Tunney, dated as of November 28, 2001 (incorporated by reference to Exhibit 10.36 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.12

Form of Promissory Note issued to senior management (incorporated by reference to Exhibit i.8 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.13

Form of Promissory Note issued to employees (incorporated by reference to Exhibit i.9 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

10.14

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

10.18

Form of Amended and Restated Promissory Note issued to senior management (incorporated by reference to Exhibit I.10 to Pre-effective Amendment No. 2 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 1, 2001).

10.19

Form of Pledge Agreement between the Company and senior management, dated as of June 24, 1998 (incorporated by reference to Exhibit i.7 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.20	Custodial Agreement between the Company and Riggs Bank, N.A. (incorporated by reference to Exhibit 10.45 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.21

Deed of Lease by and between Twin Towers II Associates Limited Partnership, as landlord, and MCG Capital Corporation, as tenant, dated as of September 24, 2002 (incorporated by reference to Exhibit 10.50 filed with MCG Capital’s Form 10-Q for the quarter ended September 30, 2002).

10.22

Amended and Restated Employment Agreement between MCG Capital Corporation and Bryan J. Mitchell dated November 3, 2002 (incorporated by reference to Exhibit 10.51 filed with MCG Capital’s Form 10-Q for the quarter ended September 30, 2002).

10.23

Employment Agreement between the Company and Michael R. McDonnell, dated July 14, 2004 (incorporated by reference to Exhibit 10.65 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Description of Document
10.24

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

10.25

Credit and Warehouse Agreement, dated as of April 21, 2005, among UBS AG, Stamford Branch, MCG Commercial Loan Trust 2005-1 and MCG Capital Corporation (incorporated by reference to Exhibit 10.71 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.26

Pledge, Security and Custody Agreement by and among MCG Commercial Loan Trust 2005-1, MCG Finance VI, LLC, MCG Capital Corporation, UBS AG, Stamford Branch, and Wells Fargo Bank, National Association, dated as of April 21, 2005 (incorporated by reference to Exhibit 10.72 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.27

Master Conveyance Assignment, dated as of April 21, 2005, among MCG Capital Corporation, MCG Finance VI, LLC, and MCG Commercial Loan Trust 2005-1 (incorporated by reference to Exhibit 10.73 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.28

First Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc. and Wells Fargo Bank, National Association, dated as of May 2, 2005 (incorporated by reference to Exhibit 10.74 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.29

Credit and Warehouse Agreement, dated as of June 9, 2005, among Merrill Lynch Capital Corp., MCG Commercial Loan Trust 2005-2 and MCG Capital Corporation (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on June 9, 2005).

10.30	Second Amendment to Sale and Servicing Agreement, dated as of July 29, 2005 among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.76 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2005).

10.31

Amended and Restated Revolving Credit Agreement dated as of September 20, 2005 among MCG Capital Corporation, Bayerische Hypo-Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on September 21, 2005).

10.32	Note Purchase Agreement, dated October 11, 2005 (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on October 12, 2005).

10.33

Third Amendment to Sale and Servicing Agreement, dated as of December 7, 2005 among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo Bank, National Association (incorporated by reference Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on December 13, 2005).

10.34

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
10.35

Indenture by and between MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006 (incorporated by reference to Exhibit f.24 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.36

Collateral Management Agreement, dated as of April 18, 2006, by and between MCG Commercial Loan Trust 2006-1 and MCG Capital Corporation (incorporated by reference to Exhibit f.25 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.37

Class A-2 Note Purchase Agreement, dated as of April 18, 2006, among MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit f.26 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.38

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

10.39

Class A-3 Note Purchase Agreement, dated as of April 18, 2006 by and among MCG Commercial Loan Trust 2006-1, Barclays Bank PLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit f.28 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.40

Credit and Warehouse Agreement, dated as of May 2, 2006, among Merrill Lynch Capital Corp., MCG Commercial Loan Trust 2006-2 and MCG Capital Corporation (incorporated by reference to exhibit 10.60 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2006).

10.41	Custody Agreement, dated as of May 2, 2006, among MCG Capital Corporation, MCG Finance VIII, LLC, MCG Commercial Loan Trust 2006-2, Wells Fargo Bank, National Association and Merrill Lynch Capital Corp. (incorporated by reference to exhibit 10.61 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2006).

10.42	MCG Capital Corporation 2006 Non-Employee Director Restricted Stock Plan. (incorporated by reference to exhibit 10.62 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

10.43	MCG Capital Corporation 2006 Employee Restricted Stock Plan. (incorporated by reference to exhibit 10.63 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

10.44

Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement, dated as of August 7, 2006, by and among MCG Capital Corporation, Bayerische Hypo-Und Vereinsbank AG, New York Branch and various lenders. (incorporated by reference to exhibit 10.64 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

10.45

Severance Agreement and Release by and between Bryan J. Mitchell and MCG Capital Corporation, dated as of August 24, 2006 (incorporated by reference to exhibit 10.1 filed with MCG Capital’s Current Report on Form 8-K filed on August 28, 2006).

10.46

Employment Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated as of September 18, 2006 (incorporated by reference to exhibit 10.1 filed with MCG Capital’s Current Report on Form 8-K filed on September 19, 2006).

Exhibit Number	Description of Document

10.47

Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of September 18, 2006 (incorporated by reference to exhibit 10.2 filed with MCG Capital’s Current Report on Form 8-K filed on September 19, 2006).

10.48

Employment Agreement by and between MCG Capital Corporation and Robert J. Merrick, dated as of September 18, 2006 (incorporated by reference to exhibit 10.3 filed with MCG Capital’s Current Report on Form 8-K filed on September 19, 2006).

10.49

Amended and Restated Employment Agreement by and between MCG Capital Corporation and Michael R. McDonnell, dated as of September 18, 2006 (incorporated by reference to exhibit 10.4 filed with MCG Capital’s Current Report on Form 8-K filed on September 19, 2006).

10.50

MCG Capital Corporation Supplemental Non-Qualified Retirement Plan Amended and Restated as of January 1, 2005 (incorporated by reference to exhibit 10.70 filed with MCG Capital’s Form 10-Q for the quarter ended September 30, 2006).

10.51

Third Amended and Restated Revolving Credit Agreement dated as of November 29, 2006 among MCG Capital Corporation, Bayerische Hypo Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on November 30, 2006).

10.52

Fifth Amendment to Sale and Servicing Agreement, dated as of February 1, 2007, among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo, National Association (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on February 1, 2007).

10.53

First Amendment to Deed of Lease by and between Twin Towers II Property Associates, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 30, 2006 (incorporated by reference to Exhibit 10.73 filed with MCG Capital’s Form 10-K for the year ended December 31, 2006).

10.54

Employment Agreement by and between MCG Capital Corporation and Samuel G. Rubenstein, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.74 filed with MCG Capital’s Form 10-K for the year ended December 31, 2006).

10.55

Form of Restricted Stock Agreement for Non-Employee Directors Pursuant to 2006 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.75 filed with MCG Capital’s Form 10-K for the year ended December 31, 2006).

10.56

Form of Restricted Stock Agreement for Employees Pursuant to 2006 Employee Restricted Stock Plan (incorporated by reference to Exhibit 10.76 filed with MCG Capital’s Form 10-K for the year ended December 31, 2006).

10.57

Sixth Amendment to Sale and Servicing Agreement, dated as of April 3, 2007, among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo, National Association (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on April 4, 2007).

11	Statement regarding computation of per share earnings is included in Note 6 to the Company’s Notes to the Consolidated Financial Statements.

31.1++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2++	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description of Document
31.3++	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1++	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2++	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3++	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

++	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2007.

MCG CAPITAL CORPORATION

By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney Chief Executive Officer

By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell Chief Financial Officer

By:	/s/ JOHN C. WELLONS
John C. Wellons Chief Accounting Officer