Form 10-K/A
period 2006-12-31
MCG CAPITAL CORP
filed 2007-07-06
CIK 1141299

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

PRELIMINARY NOTE

This Form 10-K/A amends and restates Part III, Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Part IV, Item 15. Exhibits and Financial Statement Schedules of MCG Capital Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 1, 2007.

Except for the matters described above, this amendment does not modify or update disclosure in, or exhibits to, the Annual Report on Form 10-K filed on March 1, 2007. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date on which we filed our Annual Report on Form 10-K. Any information not affected by this amendment is unchanged and reflects the disclosures made at the time we filed our Annual Report on Form 10-K.

In this Form 10-K/A, the “Company,” “MCG,” “we,” “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries (including its affiliated securitization trusts) unless the context otherwise requires.

PART III

Item 11.    Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

The objectives of our executive compensation programs are to attract and retain the best possible executive talent, to tie annual and long-term incentive compensation to the achievement of measurable corporate and individual performance objectives, and to align the interests of management with those of shareholders. Our executive compensation program is designed to reward:

•	Superior risk adjusted returns on our investment portfolio

•	Strong corporate governance and business ethics

•	Management team development

•	Diversification of our investment portfolio

•	Strength in income and capital gains to support and grow our dividend

•	Stable and consistent returns to stockholders

2006 represented a year of transition for us, and the compensation committee worked to significantly improve the design and administration of our executive compensation programs in order to more effectively achieve the desired objectives. The committee intends to continue the process of aligning executive compensation and our goals in 2007.

As a business development company, or BDC, we must comply with the requirements of the 1940 Act. The 1940 Act imposes certain limitations on the structure of our compensation programs, including limitations on our ability to issue equity-based compensation to our employees and directors. On April 4, 2006 we received an exemptive order from the SEC permitting us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees and directors. Our stockholders approved our 2006 Employee Restricted Stock Plan and our 2006 Non-employee Restricted Stock Plan in June 2006.

Components of Total Compensation

We compensate our named executive officers, or NEOs, through a combination of base salary, bonus and equity compensation in the form of restricted shares of common stock designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders. In allocating among these elements the committee believes that the compensation of our NEOs should be based predominately on company and individual performance.

Base Salary

We believe that the NEOs’ base salaries should be targeted at the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. Salaries were established based on competitive market data, internal equity considerations, as well as the individual’s position, scope of responsibility, and experience level.

On September 18, 2006, we entered into employment agreements with Messrs. Tunney, Saville, and Merrick, and we entered into an amended and restated employment agreement with Mr. McDonnell. We entered into an employment agreement with Mr. Rubenstein on March 1, 2007. We do not have an employment agreement with Mr. Marcotte. The committee believes these agreements are necessary to secure each executive’s services to the company for several years. In general, the agreements provide for the compensation of each executive, as discussed above, payments to each executive upon various termination scenarios and contain certain restrictive covenants on competition and solicitation of our employees and clients. Pursuant to these agreements, each executive will receive compensation for termination due to death or disability, termination by us other than for cause, termination by the executive for good reason or termination upon a change in control. See “Employment Agreements” and “Potential Payments upon Termination or Change in Control” for additional information regarding the material terms of these agreements.

Annual Bonuses

We pay annual bonuses to reward corporate and individual achievements for the prior fiscal year. Historically, annual bonuses have been based on the compensation committee’s discretionary assessment of the Company’s and the NEO’s performance, with input from the chief executive officer for NEOs other than himself. For 2006, NEOs were eligible for bonuses, ranging from 0% to 200% of their base salary. Performance achievements which were considered in the determination of bonuses for fiscal 2006 include company performance, based upon a comparison of actual performance to budgeted performance, and the personal performance of each individual. The performance goals used for determining the bonuses for certain of the NEOs fell into two general categories:

•	Corporate Governance. Weighted 0-25%, corporate governance includes communications with the board of directors, business ethics, internal controls and management team development.

•

Financial Performance of the Company. Weighted 0-175%, financial performance of the company which consists of earnings per share, distributable net operating income per share, return on average equity, net income and distributable net operating income plus net realized gains per share on a cumulative basis for multiple years as compared to the budgeted amounts for the relevant periods.

Long Term Incentive Compensation

We believe that the particular characteristics of our business, our dependence on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel. We strongly believe that the most appropriate form of equity-based compensation that we can offer is restricted stock. Relative to other forms of equity-based compensation, we believe restricted stock allows us to: (1) develop superior alignment in business plan, shareholder interests and employee interests; (2) manage dilution associated with equity-based compensation; and (3) match the return expectations of the business more closely with our equity-based compensation plan.

We believe restricted stock motivates behavior that is more consistent with the type of return expectations that we have established for our stockholders. Our strategy is to originate high quality, long-term assets and to support the risk management activity of our portfolio companies over a long period of time. To this end, restricted stock places more value on the quality of originated assets over the quantity of originated assets, and thus we believe, restricted stock is the compensation tool that best allows us to align employee interests with stockholder interests. Shares of restricted stock that are subject to forfeiture provisions will allow us to set objectives and provide meaningful rewards over time to employees who effectuate the targeted outcome of income and principal stability.

2006 Employee Restricted Stock Plan.    We provide long-term incentive compensation to our NEOs through the 2006 Employee Restricted Stock Plan, which we refer to as the 2006 employee plan. Shareholders approved the 2006 employee plan at our June 12, 2006 annual shareholders meeting, and on April 4, 2006, the SEC granted us an order authorizing the issuance of restricted stock to our employees. Awards under the 2006 employee plan will comply with all aspects of the order, including the following:

•	No one person may be granted awards relating to more than 25% of the shares available;

•	In any fiscal year, no person may be granted awards related to more than 500,000 shares of our common stock; and

•

The total number of shares that may be outstanding as restricted shares under all of our compensation plans may not exceed 10% of the total number of our shares of common stock authorized and outstanding at any time.

The restricted stock is subject to restrictions on transferability and other restrictions as required by the compensation committee from time to time. Except to the extent restricted under the terms of the 2006 employee plan, a participant granted an award will have all the rights of any other stockholder, including the right to vote the restricted stock and the right to receive dividends during the restriction period. During the restriction period prior to the lapse of applicable forfeiture provisions, the restricted stock generally may not be sold, transferred, pledged, hypothecated, margined, or otherwise encumbered by the participant. Except as the board of directors or the compensation committee otherwise determines, if we terminate a 2006 employee plan participant’s employment during the restriction period, he or she will forfeit any restricted stock for which forfeiture provisions had not yet lapsed as of the date terminated.

The board of directors may modify, revise or terminate the 2006 employee plan at any time and from time to time, subject to the terms of (a) the SEC’s order, (b) our certificate of incorporation and bylaws, and (c) applicable law. The board of directors will seek stockholder approval of any action modifying a provision of the 2006 employee plan when it determines that such stockholder approval is appropriate under the provisions of applicable law, our certificate of incorporation or bylaws, or the order. The 2006 employee plan will terminate when all shares of our common stock reserved for issuance thereunder have been issued and the forfeiture provisions on all restricted stock awards have lapsed, or by action of the board of directors.

Initial Grants.    We made grants of restricted stock to certain of our NEOs on November 21, 2006. The awards to Messrs. Tunney, Saville, and Merrick were meant to be front-loaded, multi-year grants and are intentionally larger than normal annual grants. These grants were made to provide executives with strong incentives to create shareholder value over a multi-year period. Without such grants, the executives would have little to no alignment of interests with stockholders, given that the last time equity compensation was granted was in 2001. Because Messrs. McDonnell and Marcotte had not previously been given grants of restricted stock, their grants each included some amounts for which forfeiture provisions lapsed during 2006. We did not make a grant of restricted stock to Mr. Rubenstein during 2006; however he received a grant of restricted stock pursuant to his employment agreement during 2007.

Future Annual Grants.    NEOS are eligible to receive annual grants of restricted shares, based on the compensation committee’s assessment of company and individual performance. The compensation committee expects the size of these annual grants to be significantly smaller than the initial grants.

2001 Restricted Stock Awards.    In 2001, we terminated our stock option plan and the option grants made thereunder. In connection with the termination of our stock option plan in 2001, we issued 1,539,851 shares of restricted common stock, of which 1,436,953 are no longer subject to forfeiture provisions, 47,402 were forfeited and 55,496 are still subject to forfeiture provisions as of December 31, 2006. The aggregate fair market value of the outstanding shares subject to forfeiture provisions was approximately $1,127,679 as of December 31, 2006. With respect to the 55,496 shares, 52,425 are shares granted to NEOs. The forfeiture provisions on these 52,425 shares lapsed as to 17,475 shares on January 1, 2007, and forfeiture provisions will lapse as to 8,737 shares per quarter from April 1, 2007 through January 1, 2008.

Benefit Plans and Programs

NEOs participate in the same benefit plans and programs as other employees, including comprehensive medical insurance, comprehensive dental insurance, group term life insurance, business travel accident insurance, dependent term life insurance, short term disability coverage, long term disability insurance, flexible spending reimbursement accounts, vision care and an Employee Assistance Program. In addition, Messrs. Tunney and Saville have additional life insurance paid for by us which is included in the Summary Compensation Table.

We maintain a 401(k) plan through which we make non-discretionary matching contributions of up to 3% to each participant’s plan account on the participant’s behalf, which represents a 50% match of the employees contributions, up to a 6% contribution level, of each participant’s eligible compensation for the year, up to a maximum compensation of $220,000. Contributions vest annually on a straight line basis over the employee’s first five years of employment. Our board of directors may also, at its sole discretion, make additional contributions to our employees’ 401(k) plan accounts, which vest on the same basis as other employer contributions.

We also maintain a non-qualified deferred compensation plan, which allows eligible employees to defer payment of up to 50% of base salary and up to 100% of cash bonus into an interest-bearing account. Interest is compounded quarterly at our cost of funds rate plus 200 basis points. No employer contributions are provided.

Perquisites

We provide no other special benefits, perquisites, or retirement benefits to our NEOs. We do not believe that additional special benefits and perquisites are necessary or appropriate because they do not effectively reinforce a pay-for-performance orientation.

Establishing Compensation Levels

Role of the Compensation Committee and Management.

As set forth in the compensation committee’s charter, its primary responsibility is to evaluate the compensation of our executive officers and assure that they are compensated effectively and in a manner consistent with our stated compensation objectives. The compensation committee also periodically reviews our corporate goals and objectives relevant to executive compensation and our executive compensation structure to ensure that it is designed to achieve the objectives of rewarding the company’s executive officers appropriately for their contributions to corporate growth and profitability and our other goals and objectives. At least annually, the compensation committee evaluates the compensation of our executive officers and determines the amounts and individual elements of total compensation for executive officers consistent with our corporate goals and objectives and communicates to shareholders the factors and criteria on which the executive officers’ compensation is based, including the relationship of our performance to the executive officers’ compensation. With respect to the compensation of our executive officers other than the chief executive officer, the committee works with the chief executive officer to conduct these reviews. The committee also periodically evaluates the terms and administration of our annual and long-term incentive plans, including equity compensation plans, to ensure that they are structured and administered in a manner consistent with our goals and objectives as to participation in such plans, target annual incentive awards, corporate financial goals, actual awards paid to executive officers, and total funds reserved for payment under the compensation plans.

During 2006, the compensation committee conducted a comprehensive review of executive compensation programs in order to determine the appropriate level of compensation for our NEOs. In the spring of 2006, the compensation committee engaged an independent executive compensation consulting firm, Frederic W. Cook & Co., or Cook & Co., to act as its independent advisor in reviewing our existing executive compensation practices and developing a framework and specific recommendations for an appropriate compensation program going forward.

Cook & Co. reviewed our current executive compensation programs, including recent compensation and business history, compensation plans and employment agreements. They also conducted one-on-one interviews with key members of the senior management team to develop an understanding of overall business strategy, competitive considerations, and how pay systems should be aligned to support business objectives.

Assessment of Market Data

To assess the competitiveness of our executive compensation levels, the committee worked with Cook & Co. to develop a comparative group of 15 publicly-traded companies and performed comprehensive analyses of competitive performance and compensation levels. The comparative group included three other BDCs, ten real estate investment trusts, or REITs, with a significant focus on commercial mortgage finance, and two other specialty finance companies. Mortgage REITs were included because they are a form of specialty finance company, and they have similar distribution requirements to BDCs, which impact their pay models, particularly with regard to equity compensation.

At the time the analysis was conducted, we ranked above the median of the comparative group in market capitalization, at median in net income, and in the lower quartile in assets, sales, and number of employees. In terms of one-year performance measures, the company ranked below median in sales growth and return on average equity, above median in diluted EPS growth and total shareholder return, and at the 75th percentile in net income growth. Although each of the comparative companies are not exactly comparable in size, scope and operations, the compensation committee believes that they were the most relevant comparative companies available with disclosed executive compensation data, and they provide a good representation of competitive compensation levels for our executives. In general, our program was more team-based, with less difference between the chief executive officer’s pay and the pay of other executives, than the competitive market data. From this process the committee received a comprehensive report that summarized Cook & Co.’s review, the competitive comparisons, and presented preliminary recommendations for changes to the current program for the members of the senior management team. During several meetings, the committee reviewed Cook & Co.’s recommendations with them, discussed potential changes, negotiated compensation target levels with the NEOs, and arrived at a program that the committee believes to be appropriate, fair, and competitive, with a focus more on aggregate competitiveness, affordability, and internal equity considerations, rather than on individual external market competitiveness.

Assessment of Company Performance

Alignment of a company’s business plans, its shareholders expectations and its employee compensation is an essential component of long term business success. Long term business success is in the interest of our stockholders and employees. We typically make four to seven year investments in privately held businesses. Our business plan involves taking on investment risk over an extended period of time and a premium is placed on our ability to maintain stability of net asset values and continuity of earnings to pass through to stockholders in the form of a recurring dividend. Our strategy is to generate income and capital gains from our portfolio of investments in the debt and equity securities of our customers. This income supports the payment of a quarterly dividend to our shareholders equal to or greater than 98% of our taxable income. We have elected to be regulated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or IRC, and are required to pay out 90% of our annual taxable income to maintain our tax advantaged status. Therefore, a key element of our return to stockholders is in the form of current income through the payment of dividends. This recurring payout requires a methodical asset acquisition approach and active monitoring and management of our investment portfolio over time. A meaningful part of our employee base is dedicated to the maintenance of asset values and expansion of this recurring revenue to support and grow dividends.

Compensation Determination

The compensation committee analyzed the competitiveness of the previously described components of compensation individually, as well as in total. The comparative analysis conducted in 2006 indicated that in aggregate, our base salaries plus target bonuses resulted in total annual cash compensation slightly above the market median. We believe this is due in part to the fact that our program was more team-based, with less difference between the chief executive officer’s pay and the pay of other executives, than the competitive market data. As with base salaries, the compensation committee chose to focus more on aggregate competitiveness, affordability, and internal equity considerations in establishing bonus targets, rather than on individual external market competitiveness.

Determination of Bonus

Bonuses for 2006 were paid in March of 2007 and were typically determined as a percentage of each employee’s salary, based on individual performance, company performance and each employee’s level within the company. Annual bonuses paid for performance in 2006 are disclosed in the bonus column of the Summary Compensation Table. Certain of our NEOs’ bonuses were determined pursuant to the terms of their written agreements with us. The bonuses earned during 2006 by Messrs. Tunney, Saville and Merrick were determined based on the performance goals adopted by the committee discussed above, including goals for performance of the company. Because of the performance-based element of their bonuses, Messrs. Tunney, Saville and Merrick’s bonuses are listed as non-equity incentive plan compensation. Pursuant to his employment agreement, Mr. McDonnell was guaranteed a minimum annual bonus of $350,000, for the fiscal year ended December 31, 2006.

Determination of Restricted Stock Awards

With respect to the restricted stock awards, we compared the resulting total direct compensation for the NEOs, when the initial awards were annualized over a multi-year period, to the competitive market. To do this, we projected forward for four years (2006-2009), assuming some level of additional annual grants in each of 2007 through 2009. On an average annualized basis, the total direct compensation for the top five executives fell between the median and 75th percentile of the competitive market data collected in 2006.

We conducted additional analyses of the program as follows:

•	We analyzed estimates of the compensation expense resulting from our compensation actions to determine affordability, in particular the stock-based compensation expense under FAS123(R)

•	We analyzed the number of shares that would be consumed from our equity incentive plan as a result of these compensation actions

•

We examined historical and prospective total compensation and benefits expense as a percentage of revenue and total assets, and compared this to our estimate of the same ratios for our direct peers, where such information was available

We made grants of restricted stock to Messrs. Tunney, Saville, and Merrick on November 21, 2006. Forfeiture provisions will lapse with respect to 60% of the shares on a quarterly basis beginning on December 31,

2006 and ending on December 31, 2009, subject to the executive’s continued employment, which we refer to as the time-based shares, and with respect to 40% of the shares on an annual basis beginning February 28, 2007 and ending on February 28, 2010, subject to the executive’s continued employment and the achievement of performance milestones determined by the Board, which we refer to as the performance-based shares. The performance criteria adopted by the Board are the same performance goals adopted with respect to the bonus awards. Forfeiture provisions will lapse with respect to the percentage of performance-based shares equal to the percentage of the NEOs base salary paid to him as a bonus award, not to exceed 100% of the performance-based shares. Dividends are paid on a current basis in cash on the unvested time-based shares. Dividends accrue on the performance-based shares while such shares are forfeitable but still held by the executive; however, the executive will no longer be entitled to receive dividends on the performance-based shares if the performance-based forfeiture conditions are not met, unless the performance-based shares become non-forfeitable by action of our board or the compensation committee.

In addition, pursuant to his amended and restated employment agreement, we granted Mr. McDonnell 160,000 shares of restricted stock on November 21, 2006. Pursuant to Mr. McDonnell’s employment agreement, 60,000 of the shares of restricted stock became non-forfeitable on the date of grant. The remaining 100,000 shares of restricted stock become non-forfeitable in equal installments on September 1, 2007 and September 1, 2008, subject to Mr. McDonnell’s continued employment with us. Mr. McDonnell will be entitled to receive any cash dividends that are paid on the shares of restricted stock while such shares are forfeitable but still held by Mr. McDonnell. On November 21, 2006, we granted 23,000 shares of restricted stock to Mr. Marcotte. The forfeiture provisions on these 23,000 shares of restricted stock lapsed on the date of grant.

Based on our analysis, internal discussion and negotiations, we believe the total compensation program for our NEOs appropriately balances cash and equity compensation and appropriately rewards short-term and long-term performance of the executive. Overall, we find the program reasonable, appropriate, and necessary.

Stock Ownership/Retention Guidelines

We do not have any stock ownership or stock retention guidelines for our employees, other than applicable legal and regulatory requirements.

Impact of Regulatory Requirements

Section 162(m).    The compensation committee has considered the anticipated tax treatment to the company regarding the compensation and benefits paid to executive officers under Section 162(m) of the IRC. Although we generally are not subject to corporate income taxes, because we have elected to be taxed as a RIC under Subchapter M of the IRC, Section 162(m) impacts the calculation of taxable income, 90% of which we are required to distribute through our dividend. Generally, however, we do not believe Section 162(m) deductibility has a significant impact on stockholder value. The compensation committee will try to preserve the deductibility of compensation, to the extent reasonably practical and to the extent consistent with its other compensation objectives, but in some cases may make incentive-based awards not exempt from these limits where such awards are appropriate and will not have a material impact on stockholder value.

Section 409A.    In 2006, we amended our non-qualified deferred compensation plan to protect participants from adverse tax consequences under Section 409A of the IRC, which governs non-qualified deferred compensation. In addition, when we entered into new or amended employment agreements with our executive officers, we incorporated the terms and conditions required by Section 409A, as reasonably determined by us and the executive. We also stipulated that no severance amount would be paid during the six-month period following an employee’s termination date if the board of directors or compensation committee determines, in its good faith judgment, that paying such amounts earlier would cause the executive to incur additional tax under Section 409A.

SEC Order and Limitations on Awards.    As previously discussed, the SEC granted us an exemptive order authorizing us to issue restricted stock to employees and directors through our 2006 employee plan and 2006 director plan. When they granted us the exemptive order, the SEC imposed certain limitations on awards under the plans, including:

•	An individual may not be granted more than 25% of the shares available.

•	The maximum number of shares that may be granted to an individual in a fiscal year is 500,000 shares.

•

The total number of shares outstanding as restricted shares under all compensation plans may not exceed 10% of total common shares outstanding. “Shares outstanding as restricted shares” includes all shares issued as grants of restricted stock including those shares for which forfeiture provisions have lapsed and the restricted shares granted in 2001.

Compensation Committee Report

The compensation committee determines the compensation for our executive officers based upon recommendations from management. The compensation committee administers our restricted stock arrangements with our officers and employees. The compensation committee currently consists of Ms. Kelly and Messrs. Civera and O’Keefe, all of whom are considered independent under the rules promulgated by the Nasdaq Stock Market and are not “interested persons” of MCG Capital, as defined in Section 2(a)(19) of the Investment Company Act of 1940.

Based on the compensation committee’s deliberations, discussion with its outside independent consultants and discussions with management, the compensation committee recommends that the board of directors include the Compensation Discussion and Analysis in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Respectfully Submitted,

The compensation committee

Edward S. Civera, Chair

Kenneth J. O’Keefe

Kim D. Kelly

The information contained in the report above shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent specifically incorporated by reference therein.

Compensation Committee Interlocks and Insider Participation

All members of the compensation committee are independent directors and none of the members are present or past employees of the Company. No member of the compensation committee: (i) has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act; or (ii) is an executive officer of another entity, at which one of our executive officers serves on the board of directors.

Summary Compensation Table

The following table sets forth compensation that we paid for the year ended December 31, 2006, to our principal executive officer, principal financial officer, each of the three highest paid executive officers of the Company and each officer who is also one of our directors, collectively the NEOs, in each capacity in which each NEO served. Certain of the NEOs served as both officers and directors.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Steven F. Tunney, President and Chief Executive Officer	2006	$429,167	—	$905,118	$500,000	—	$11,660	(3)	$1,845,945

Michael R. McDonnell, Executive Vice President, Chief Operating Officer and Chief Financial Officer	2006	$382,292	$649,414	$1,213,186	—	—	$11,471	(3)(4)	$2,256,363

B. Hagen Saville, Executive Vice President, Business Development	2006	$389,583	—	$725,134	$425,000	$2,174	$11,101	(3)	$1,552,992

Samuel G. Rubenstein, Executive Vice President and General Counsel	2006	$325,000	$325,000	$130,108	—	$5,454	$9,960	(3)	$795,522

Robert J. Merrick, Executive Vice President and Chief Investment Officer	2006	$193,922	—	$63,453	$225,000	—	$12,757	(3)	$495,132

Robert L. Marcotte, Senior Vice President and Managing Director	2006	$279,492	$606,625	$374,210	—	—	$10,095	(3)	$1,270,422

Bryan J. Mitchell(5), former Chief Executive Officer	2006	$277,067	—	$436,798	—	$3,261	$2,245,223	(3)(6)	$2,962,349

(1)	Each named executive officer’s bonus includes the officer’s entire bonus earned during 2006. The bonuses earned during 2006 by Messrs. Tunney, Saville and Merrick were determined based on the performance goals adopted by the compensation committee of our board of directors, including goals for performance of the Company. Because of the performance-based element of their bonuses, Messrs. Tunney, Saville and Merrick’s bonuses are listed as non-equity incentive plan compensation. Mr. McDonnell’s bonus was determined based on his employment agreement. The bonuses earned during 2006 by Messrs. Rubenstein and Marcotte were determined based on individual and Company performance as determined by the compensation committee of the board of directors. None of Messrs. Marcotte, McDonnell, Merrick, Mitchell or Saville deferred compensation under our deferred compensation plan in 2006. Mr. Tunney deferred $50,000 of his 2006 bonus and Mr. Rubenstein deferred $16,250 of his 2006 bonus.
(2)	The amount included as Stock Awards represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006, as determined in accordance with FAS 123R. The value of the stock awards reflected in the table above does not include dividend payments on restricted shares. The value of the stock awards granted to our NEOs during the year ended December 31, 2006 is included in the table below entitled “Grants of Plan-Based Awards.”
(3)	Included in “All Other Compensation” for each NEO is an employer matching contribution to the 401(k) Plan of $6,600, $2,250 per year in benefit compensation, which is paid to all employees, and life insurance premiums paid by MCG in the amount of $2,810, $1,140, $2,251, $1,110, $3,907, $1,245 and $1,710, with respect to life insurance for the benefit of Messrs. Tunney, McDonnell, Saville, Rubenstein, Merrick, Marcotte and Mitchell, respectively. In addition, Mr. Mitchell resigned from his position as chief executive officer and director on August 24, 2006.
(4)	Included in “All Other Compensation” for Mr. McDonnell is $1,481 paid to Mr. McDonnell for the payment of taxes.
(5)	Mr. Mitchell resigned from his position as chief executive officer and director on August 24, 2006.
(6)	Included in “All Other Compensation” for Mr. Mitchell is $1,522,808 payable to Mr. Mitchell pursuant to the severance agreement and release dated August 24, 2006 and $713,175 related to the lapsing of the forfeiture provisions on all of his 43,593 shares of restricted stock that were subject to forfeiture provisions on the date of Mr. Mitchell’s resignation.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards						All Other Stock Awards; Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum	Threshold(1)		Target(2)		Maximum(3)
Steven F. Tunney	9/12/2006	—	$500,000	$1,000,000	—	(4)	—	(4)	—	(4)	135,000	$2,196,450
Michael R. McDonnell	9/12/2006	N/A	N/A	N/A	—		—		—		160,000	$2,603,200
B. Hagen Saville	9/12/2006	—	$425,000	$850,000	—	(5)	—	(5)	—	(5)	120,000	$1,952,400
Samuel G. Rubenstein	N/A	N/A	N/A	N/A	—		—		—		—	N/A
Robert J. Merrick	9/12/2006	—	$225,000	$450,000	—	(6)	—	(6)	—	(6)	45,000	$732,150
Robert L. Marcotte	9/12/2006	N/A	N/A	N/A	—		—		—		23,000	$374,210
Bryan J. Mitchell	N/A	N/A	N/A	N/A	—		—		—		—	N/A

(1)	The threshold refers to the minimum amount payable for a certain level of performance under the plan.
(2)	Target refers to the amount payable if the specific performance targets are reached.
(3)	Maximum refers to the maximum payout possible under the 2006 employee plan.
(4)	Pursuant to the employment agreement between Mr. Tunney and MCG, dated September 18, 2006, Mr. Tunney was granted 90,000 shares of restricted stock subject to performance-based forfeiture provisions. Under FAS 123R, the grant date for performance-based shares is the date on which the performance criteria are agreed to. Performance criteria were not adopted during the year ended December 31, 2006, therefore, for accounting purposes, these shares were not granted during 2006 and are not included in the table above. See Note 9 to our Consolidated Financial Statements for the year ended December 31, 2006.
(5)	Pursuant to the employment agreement between Mr. Saville and MCG, dated September 18, 2006, Mr. Saville was granted 80,000 shares of restricted stock subject to performance-based forfeiture provisions. Under FAS 123R, the grant date for performance-based shares is the date on which the performance criteria are agreed to. Performance criteria were not adopted during the year ended December 31, 2006, therefore, for accounting purposes, these shares were not granted during 2006 and are not included in the table above. See Note 9 to our Consolidated Financial Statements for the year ended December 31, 2006.
(6)	Pursuant to the employment agreement between Mr. Merrick and MCG, dated September 18, 2006, Mr. Merrick was granted 30,000 shares of restricted stock subject to performance-based forfeiture provisions. Under FAS 123R, the grant date for performance-based shares is the date on which the performance criteria are agreed to. Performance criteria were not adopted during the year ended December 31, 2006, therefore, for accounting purposes, these shares were not granted during 2006 and are not included in the table above. See Note 9 to our Consolidated Financial Statements for the year ended December 31, 2006.

Employment Agreements

We entered into employment agreements with Steven F. Tunney, our president and chief executive officer, B. Hagen Saville, our executive vice president of business development and Robert J. Merrick, our executive vice president and chief investment officer, on September 18, 2006. We also entered into an amended and restated employment agreement with Michael R. McDonnell, our executive vice president, chief financial officer and chief operating officer on September 18, 2006. We entered into an employment agreement with Samuel G. Rubenstein, our executive vice president and general counsel, on March 1, 2007. We have not entered into employment agreements with any of our other NEOs. The agreements of Messrs. Tunney, Saville, Rubenstein and Merrick will continue in effect until February 28, 2010 and will automatically be extended for successive one-year periods unless either we or the executive give notice of non-extension to the other no later than sixty days prior to the expiration of the then-applicable term. Mr. McDonnell’s employment agreement will continue in effect until September 1, 2008. However, in the event that we experience a change in control during the last year of the agreement, Mr. McDonnell’s employment agreement will not expire for a period of 12 months after the occurrence of the change in control, so long as Mr. McDonnell agrees to such extension or so long as the Company causes all of Mr. McDonnell’s shares of restricted stock that are still forfeitable to become non-forfeitable upon the change in control and Mr. McDonnell does not terminate his employment for good reason. The employment agreements will end earlier if the executive resigns, is disabled, dies or is terminated by us for any reason.

The employment agreements for Messrs. Tunney, Saville, McDonnell, Rubenstein and Merrick provide for an annual base salary, as set forth below, as determined by our board or directors or our compensation committee in accordance with our policies. In addition, the executives have the opportunity to receive annual bonuses determined by our board of directors or our compensation committee. Mr. McDonnell’s employment agreement provides that his annual bonus must be a minimum of $350,000 for the year ended December 31, 2006. The employment agreements also provide for the opportunity to participate in employee benefits available to other employees of the Company and the reimbursement of out-of-pocket expenses.

Name	Base Salary	Bonus (as a range of Base Salary)	Restricted Stock Grant
Steven F. Tunney	$500,000	0% to 200% of Base Salary	225,000
B. Hagen Saville	$425,000	0% to 200% of Base Salary	200,000
Michael R. McDonnell	$400,000	30% to 100% of Base Salary	160,000
Samuel G. Rubenstein	$375,000	0% to 200% of Base Salary	150,000
Robert J. Merrick	$225,000	0% to 200% of Base Salary	75,000

During 2006, we granted Messrs. Tunney, Saville, McDonnell and Merrick shares of restricted stock pursuant to our 2006 employee plan. The agreements of Messrs. Tunney, Saville and Merrick provide that a portion of the grant of shares of restricted stock, which we refer to as time-based shares, become non-forfeitable on a quarterly basis, subject to the executive’s continued employment with us, beginning December 31, 2006 and ending on December 31, 2009, and a portion of the grant of shares of restricted stock, which we refer to as the performance-based shares, become non-forfeitable on an annual basis beginning on February 28, 2007 and ending on February 28, 2010, subject to the executive’s continued employment with us and the achievement of performance milestones determined by either our board or our compensation committee, after consultation with the executive. Pursuant to Mr. Rubenstein’s employment agreement, the forfeiture provisions on the 150,000 time-based shares become non-forfeitable on a quarterly basis, subject to the executive’s continued employment with us, beginning March 31, 2007 and ending on December 31, 2009. The executive is entitled to receive any cash dividends that are paid on all shares of restricted stock while such shares are forfeitable but still held by the executive; however, the executive will no longer be entitled to receive dividends on the performance-based shares if the performance-based forfeiture conditions are not met, unless the performance-based shares become non-forfeitable by action of our board or our compensation committee. In addition to the grant of restricted stock set forth in the agreements of Messrs. Tunney, Saville, Rubenstein and Merrick, the executives will also have the opportunity to receive an annual grant of additional shares of our restricted stock subject to the approval and discretion of our board or our compensation committee.

Pursuant to Mr. McDonnell’s employment agreement, 60,000 of the shares of restricted stock granted to Mr. McDonnell became non-forfeitable on the date of grant. The remaining shares of restricted stock granted to Mr. McDonnell become non-forfeitable in equal installments on September 1, 2007 and September 1, 2008, subject to Mr. McDonnell’s continued employment with the Company. Mr. McDonnell is entitled to receive any cash dividends that are paid on the shares of restricted stock while such shares are forfeitable but still held by Mr. McDonnell. In addition to the grant of restricted stock set forth in Mr. McDonnell’s employment agreement, he will also have the opportunity to receive an annual grant of additional shares of our restricted stock subject to the approval and discretion of our board or our compensation committee.

The employment agreements for Messrs. Tunney, Saville, Rubenstein and Merrick prohibit the executive, during his employment with us and for a period of two years after the executive’s termination of employment by us other than for cause or disability or by the executive for good reason, and for a period of one year after the executive’s termination of employment by us for cause, by the executive other than for good reason, or due to the executive’s disability, from soliciting any of our employees, clients and certain prospective clients. The employment agreements also prohibit the executive, during his employment with us and for a period of two years after the executive’s termination of employment by us other than for cause or disability, by the executive for good reason, and for a period of 90 days after the executive’s termination of employment by us for cause, by the executive other than for good reason or due to the executive’s disability, from engaging in any business or activity that competes with us. Pursuant to the employment agreements, we may extend the non-competition and non-solicitation periods on a monthly basis for up to two years following the date of the executive’s termination of employment by paying the executive a monthly payment equal to two times the executive’s base salary on the date of termination and two times the executive’s target annual bonus as of the date of termination, divided by twenty-four.

The employment agreement of Mr. McDonnell prohibits the executive from soliciting any of our employees, clients and certain prospective clients for the period beginning on September 1, 2004 and ending two years after the date of Mr. McDonnell’s termination of employment. The employment agreement also prohibits Mr. McDonnell from engaging in any business or activity that competes with us for the period beginning on September 1, 2004 and ending two years after the date of Mr. McDonnell’s termination of employment, provided that such prohibition shall not be applicable if termination of employment is due to the expiration of the term of Mr. McDonnell’s employment agreement.

The employment agreements also require that the executive protect our confidential information both during and after his employment with us. The Agreements of Messrs. Tunney, Saville, Rubenstein and Merrick also prohibit the executive and us from disparaging each other both during and after his employment with us, and require the executive to provide assistance to us or our agents concerning any matter related to his employment during his employment with us and, upon our reasonable request, after his employment with us.

If the executive or his subsequent employer successfully challenges the enforceability of the non-compete and/or non-solicitation provisions of the employment agreement, then the severance amount and the severance period, including the severance benefit period will be reduced proportionately to the time period that such non-compete and non-solicitation restrictions actually remain in effect. If Messrs. Tunney, Saville, Rubenstein or Merrick fails to comply with any of the covenants in the employment agreements, then we reserve the right to cease payment of certain severance benefits.

The employment agreements will incorporate the terms and conditions required by Section 409A of the IRC and Department of Treasury regulations as reasonably determined by us and the executive to the extent that we reasonably determine that any compensation or benefits under the executive’s employment agreement is subject to Section 409A.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the awards of restricted stock for which forfeiture provisions were outstanding at December 31, 2006:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested
Steven F. Tunney	241,365	(3)	$4,904,537	N/A	N/A
Michael R. McDonnell	100,000	(4)	2,032,000	N/A	N/A
B. Hagen Saville	211,575	(5)	4,299,204	N/A	N/A
Samuel G. Rubenstein	4,869	(6)	98,938	N/A	N/A
Robert J. Merrick	71,538	(7)	1,453,652	N/A	N/A
Robert L. Marcotte	—		—	N/A	N/A
Bryan J. Mitchell	—		—	N/A	N/A

(1)	No restricted stock awards have been transferred.
(2)	The market value of shares of stock that have not vested is determined based on the closing price of our common stock on the Nasdaq Global Select Market on December 29, 2006, which was $20.32. Upon our election to be regulated as a BDC in 2001, we terminated our stock option plan and the grants thereunder. In connection with the termination of our stock option plan in 2001, we issued 1,539,851 shares of restricted common stock, of which 1,436,953 are no longer subject to forfeiture provisions, 47,402 were forfeited and 55,496 are still subject to forfeiture provisions as of December 31, 2006. The aggregate fair market value of the outstanding shares subject to forfeiture provisions was approximately $1,127,679 as of December 31, 2006. These employees and directors have all the rights of common stockholders in connection with these shares of restricted stock, including the right to vote the shares and to receive dividends.

(3)	This includes 26,750 shares of restricted stock that were granted to Mr. Tunney in connection with the termination of our stock option plan in 2001, 124,615 shares of restricted stock that were granted pursuant to Mr. Tunney’s employment agreement that are subject to time-based forfeiture provisions and 90,000 shares of restricted stock that were granted pursuant to Mr. Tunney’s employment agreement that are subject to performance-based forfeiture provisions. The shares subject to performance-based forfeiture provisions are included in the table above because Mr. Tunney is the beneficial owner of such shares as of December 31, 2006. Mr. Tunney has all the rights of common stockholders in connection with these shares of restricted stock, including the right to vote the shares and to receive dividends.
(4)	This includes 100,000 shares of restricted stock that were granted pursuant to Mr. McDonnell’s amended and restated employment agreement that are subject to time-based forfeiture provisions. Mr. McDonnell has all the rights of common stockholders in connection with these shares of restricted stock, including the right to vote the shares and to receive dividends.
(5)	This includes 20,806 shares of restricted stock that were granted to Mr. Saville in connection with the termination of our stock option plan in 2001, 110,769 shares of restricted stock that were granted pursuant to Mr. Saville’s employment agreement that are subject to time-based forfeiture provisions and 80,000 shares of restricted stock that were granted pursuant to Mr. Saville’s employment agreement that are subject to performance-based forfeiture provisions. The shares subject to performance-based forfeiture provisions are included in the table above because Mr. Saville is the beneficial owner of such shares as of December 31, 2006. Mr. Saville has all the rights of common stockholders in connection with these shares of restricted stock, including the right to vote the shares and to receive dividends.
(6)	These shares were granted to Mr. Rubenstein in connection with the termination of our stock option plan in 2001. Mr. Rubenstein has all the rights of common stockholders in connection with these shares of restricted stock, including the right to vote the shares and to receive dividends.
(7)	This includes 41,538 shares of restricted stock that were granted pursuant to Mr. Merrick’s employment agreement that are subject to time-based forfeiture provisions and 30,000 shares of restricted stock that were granted pursuant to Mr. Merrick’s employment agreement that are subject to performance-based forfeiture provisions. The shares subject to performance-based forfeiture provisions are included in the table above because Mr. Merrick is the beneficial owner of such shares as of December 31, 2006. Mr. Merrick has all the rights of common stockholders in connection with these shares of restricted stock, including the right to vote the shares and to receive dividends.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY		Registrant Contributions in Last FY	Aggregate Earnings in Last FY		Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Steven F. Tunney	$50,000	(1)	—	—		—	—
Michael R. McDonnell	—		—	—		—	—
B. Hagen Saville	—		—	$6,014	(2)	—	$69,090
Samuel G. Rubenstein	32,500	(3)	—	$15,108	(4)	—	$183,615
Robert J. Merrick	—		—	—		—	—
Robert L. Marcotte	—		—	—		—	—
Bryan J. Mitchell	—		—	$9,020	(5)	—	$103,636

(1)	This amount is the amount of Mr. Tunney’s 2006 bonus, which was paid in 2007, that he has elected to defer. This money was not contributed to the plan until after December 31, 2006.
(2)	Includes $2,174 reported as compensation in the Summary Compensation Table. This amount represents the above-market earnings on compensation that is deferred, which is the portion of the interest that exceeds 120% of the applicable federal long-term rate, with compounding.
(3)	This amount includes $16,250 of Mr. Rubenstein’s 2006 bonus, which was paid in 2007, that he has elected to defer. This money was not contributed to the plan until after December 31, 2006.

(4)	Includes $5,454 reported as compensation in the Summary Compensation Table. This amount represents the above-market earnings on compensation that is deferred, which is the portion of the interest that exceeds 120% of the applicable federal long-term rate, with compounding.
(5)	Includes $3,261 reported as compensation in the Summary Compensation Table. This amount represents the above-market earnings on compensation that is deferred, which is the portion of the interest that exceeds 120% of the applicable federal long-term rate, with compounding.

During 2000, we created a deferred compensation plan for key executives that allows eligible employees to defer a portion of their salary and bonus to an unfunded deferred compensation plan that we manage. Our managing directors and executive officers are eligible to participate in the plan. Contributions to the plan earn interest at a rate of 2% over our internal cost of funds rate, as defined by the plan. The plan became effective on October 1, 2000.

Severance and Change in Control Arrangements

We entered into employment agreements with Steven F. Tunney, our President and Chief Executive Officer, B. Hagen Saville, our Executive Vice President of Business Development and Robert J. Merrick, our Executive Vice President and Chief Investment Officer, on September 18, 2006 (the “Agreements”). We also entered into an amended and restated employment agreement with Michael R. McDonnell, our Executive Vice President, Chief Financial Officer and Chief Operating Officer on September 18, 2006. We entered into an employment agreement with Samuel G. Rubenstein, our Executive Vice President and General Counsel, on March 1, 2007, which supersedes a severance agreement that we had entered into during 2001. Pursuant to the agreements, if any of Messrs. Tunney, Saville, Rubenstein or Merrick is terminated by us for cause or by the executive other than for good reason, the executive would be entitled to receive all amounts of accrued compensation under his employment agreement but unpaid as of the termination date, including base salary, bonuses or incentive compensation for the previous fiscal year, vacation pay, and reimbursable expenses. “Good reason” is defined as the occurrence of any of the following events or conditions: (i) a change in the executive’s status, title or position with us or the assignment to the executive of any material duties or responsibilities that are substantially inconsistent with such status, title or position; (ii) a substantial change in the executive’s responsibilities with us; (iii) any failure to pay the executive his base salary or a reduction in the executive’s base salary from the base salary in effect in the prior year (unless such reduction is conducted in accordance with the employment agreements of Messrs. Tunney, Saville, Rubenstein or Merrick); (iv) our requiring the executive to be based at any place outside a 50-mile radius from the office in which the executive is currently employed, except for reasonably required travel on business; (v) a material breach by us of the executive’s employment agreement; (vi) a change in control; (vii) the executive not being re-elected as a member of our board of directors upon expiration of his term of service as a director, if applicable; and (viii) our giving notice to the executive of non-extension of his employment agreement.

If any of Messrs. Tunney, Saville, Rubenstein or Merrick is terminated by us due to disability or death, then the executive would be entitled to receive his accrued compensation and an amount equal to the annual bonus the executive would have been entitled to receive for the fiscal year in which the executive’s termination occurs, pro-rated and calculated at the target amount. That portion of the executive’s time-based shares that was scheduled to become non-forfeitable through January 1 of the calendar year following the calendar year in which the executive’s termination date occurs would immediately become non-forfeitable upon the executive’s termination. In addition, any other grants of restricted stock to the executive that become non-forfeitable solely based on executive’s continued employment with us, which we refer to as additional time-based shares, and that were scheduled to become non-forfeitable through January 1 of the calendar year following the calendar year in which the executive’s termination date occurs, would immediately and fully become non-forfeitable upon the executive’s termination; we refer to these restricted stock grants as additional time-based shares.

If the employment of any of Messrs. Tunney, Saville, Rubenstein or Merrick is terminated by us other than for cause, death or disability or by the executive for good reason, then the executive would be entitled to receive all of his accrued compensation, severance pay equal to two times his then-current base salary and two times his target annual bonus (as defined in his employment agreement), full and immediate lapsing of forfeiture restrictions on the executive’s time-based shares and additional time-based shares, and continued health coverage for the executive and any eligible dependents for a maximum of 24 months from his date of termination.

If Mr. McDonnell’s employment is terminated by us for cause or by Mr. McDonnell other than for good reason, then he would be entitled to receive all amounts of compensation accrued under his employment agreement but unpaid as of the termination date, including base salary, bonuses or incentive compensation for the previous fiscal year, vacation pay, reimbursable expenses, and any previous compensation that he previously deferred. In addition, Mr. McDonnell would forfeit any shares of restricted stock as to which the forfeiture restrictions have not lapsed. “Good reason” is defined as the occurrence of any of the following events or conditions: (i) a change in Mr. McDonnell’s status, title or position with us that represents an adverse change, the assignment to Mr. McDonnell of any material duties or responsibilities that are inconsistent with such status, title or position, or any removal of Mr. McDonnell from or failure to reappoint him to any of such positions (or positions of substantially similar status, title or responsibility except if Mr. McDonnell’s employment is terminated for cause, disability, or death, or if Mr. McDonnell resigns other than for good reason); (ii) a reduction in Mr. McDonnell’s base salary (unless such reduction is conducted in accordance with Mr. McDonnell’s employment agreement); (iii) our requiring Mr. McDonnell to be based at any place outside a 50-mile radius from our Arlington, VA office, except for reasonably required travel on business; (iv) our failure to continue in effect any material compensation or benefit plan or to provide Mr. McDonnell with compensation and benefits at least equal to those provided for under each employee benefit plan, program and practice (unless such failure to continue or failure to provide applies equally to similarly-situated executives of the Company) ; and (v) a material breach by us of Mr. McDonnell’s employment agreement.

If Mr. McDonnell’s employment terminates due to death or disability, then Mr. McDonnell would be entitled to receive his accrued compensation and an amount equal to the annual bonus Mr. McDonnell would have been entitled to receive for the fiscal year in which his termination of employment occurs, pro-rated and calculated at target. In addition, in order to determine whether certain forfeiture restrictions lapse on Mr. McDonnell’s shares of restricted stock, Mr. McDonnell would be deemed to remain an executive for a period of time after his termination of employment, provided that, at the end of such period, Mr. McDonnell would forfeit any shares of restricted stock as to which the forfeiture restrictions have not lapsed.

If Mr. McDonnell terminates his employment for good reason, or if we terminate his employment other than for cause, death or disability, all of Mr. McDonnell’s shares of restricted stock would become non-forfeitable as of his termination date, and Mr. McDonnell would be entitled to receive, in 24 equal monthly installments, two times the sum of: (i) the highest annual base salary that he received in either the year of his termination of employment or in the three years prior to the year of his termination of employment; and (ii) his average annual bonus for the three years prior to the year of his termination of employment. In addition, Mr. McDonnell would be entitled to receive his accrued compensation and an amount equal to the annual bonus Mr. McDonnell would have been entitled to receive for the fiscal year in which his termination of employment occurs, pro-rated and calculated using the greater of either our actual performance during the fiscal year or our minimum performance targets previously approved by our board or our compensation committee. Mr. McDonnell would be entitled to receive benefits under any group health, disability, and life insurance plans for two years after termination. If Mr. McDonnell’s employment agreement remains in effect after the change in control, and if Mr. McDonnell then terminates his employment for good reason or if we then terminate Mr. McDonnell’s employment other than for cause, death, or disability, Mr. McDonnell may base his severance payments on (i) his base salary immediately prior to the change in control, if greater than his base salary in either the year of his termination of employment or in the three years prior to the year of his termination of employment, and (ii) the group health, disability, and life insurance benefits at the time of the change in control, if greater than the group health, disability, and life insurance benefits upon his termination of employment.

Change in Control Arrangements

In the event that we experience a change of control, Messrs. Tunney, Saville, Rubenstein and Merrick would be entitled to full and immediate lapsing of forfeiture provisions of all of the executive’s restricted stock, including all time-based shares and performance-based shares, and all of the executive’s additional time-based shares. In addition, if within 12 months after a change in control, any of Messrs. Tunney, Mr. Saville or Rubenstein is terminated by us other than for cause, death or disability or by the executive for good reason, then the executive will be entitled to receive an amount equal to his then-current base salary, which is in addition to any other severance that the executive is entitled to receive under his employment agreement.

If Mr. McDonnell does not enter into a new or an amended employment agreement upon a change in control, the term of the employment agreement will end, all of Mr. McDonnell’s shares of restricted stock will become non-forfeitable and Mr. McDonnell will be entitled to receive, in 24 equal monthly installments, two times the sum of: (i) the highest annual base salary that he received in either the year of his termination of employment or in the three years prior to the year of his termination of employment; and (ii) his average annual bonus for the three years prior to the year of his termination of employment. In addition, Mr. McDonnell would be entitled to receive his accrued compensation and an amount equal to the annual bonus Mr. McDonnell would have been entitled to receive for the fiscal year in which his termination of employment occurs, pro-rated and calculated using the greater of either the actual performance of the Company during the fiscal year or the minimum performance targets of the Company previously approved by our board or our compensation committee. Mr. McDonnell would be entitled to receive benefits under any group health, disability, and life insurance plans for two years after the ending of the term of his employment agreement. However, if the change in control occurs during the last year of the agreement, the employment agreement will not expire for a period of 12 months after the occurrence of the change in control, so long as Mr. McDonnell agrees to such extension or so long as the Company causes all of Mr. McDonnell’s shares of restricted stock that are still forfeitable to become non-forfeitable upon the change in control and Mr. McDonnell does not terminate his employment for good reason. In such case, Mr. McDonnell would not be entitled to any further payments or benefits under these provisions.

If Messrs. Tunney, Saville, McDonnell, Rubenstein and Merrick receive payments in the event of a change in control and such payments become subject to excise tax under Section 4999 of the IRC, then the executive’s employment agreement provides that the executive either will be entitled to receive a payment in an amount equal to the excise tax imposed upon the payments, excepting any excise tax imposed on such additional payment, or will permit us to reduce the payments that he receives to avoid the imposition of such excise tax, if certain conditions are satisfied.

Potential Payments upon Termination or Change in Control

The following tables outline our estimate of potential payments due to the executives upon various termination scenarios, including termination by the employee for good reason, termination by the Company without cause, termination due to death or disability and termination upon a change in control for each NEO with whom we had a written agreement as of December 31, 2006. Mr. Rubenstein’s employment agreement was not in place until 2007, therefore the following tables represent the potential payments due to Mr. Rubenstein pursuant to his former severance agreement. Voluntary resignation and termination for cause scenarios are not included because executives would not be entitled to anything other than accrued but unpaid compensation. These tables assume a termination date of December 29, 2006, the last business day of the fiscal year ended December 31, 2006, and a share price of $20.32, the closing price of our common stock on the Nasdaq Global Select Market on December 29, 2006.

Steven F. Tunney

	Termination Scenarios
	By Employee For Good Reason or By Company Without Cause	Death or Disability	Change in Control
Cash payments	$2,000,000	$500,000	$2,500,000
Accelerated Equity Awards	$3,075,737	$181,193	$4,904,537
Continued Benefits	$11,353	—	$11,353
Tax Gross-Ups	—	—	—
Total	$5,087,090	$681,193	$7,415,890

B. Hagen Saville

	Termination Scenarios
	By Employee For Good Reason or By Company Without Cause	Death or Disability	Change in Control
Cash payments	$1,700,000	$425,000	$2,125,000
Accelerated Equity Awards	$2,673,604	$140,940	$4,299,204
Continued Benefits	$11,353	—	$11,353
Tax Gross-Ups	—	—	—
Total	$4,384,957	$565,940	$6,435,557

Michael R. McDonnell

	Termination Scenarios
	By Employee For Good Reason or By Company Without Cause	Death or Disability	Change in Control
Cash payments	$2,019,069	$350,000	$2,019,069
Accelerated Equity Awards	$2,032,000	$1,016,000	$2,032,000
Continued Benefits	$13,531	—	$13,531
Tax Gross-Ups	—	—	—
Total	$4,064,600	$1,366,000	$4,064,600

Robert J. Merrick

	Termination Scenarios
	By Employee For Good Reason or By Company Without Cause	Death or Disability	Change in Control
Cash payments	$900,000	$225,000	$900,000
Accelerated Equity Awards	$844,052	—	$1,453,652
Continued Benefits	$584	—	$584
Tax Gross-Ups	—	—	$177,555
Total	$1,744,636	$225,000	$2,531,791

Samuel G. Rubenstein

	Termination Scenarios
	By Employee For Good Reason or By Company Without Cause	Death or Disability	Change in Control
Cash payments (1)	$526,285	—	$526,285
Accelerated Equity Awards (2)	$82,459	$82,459	$98,938
Continued Benefits	—	—	—
Tax Gross-Ups	—	—	—
Total	$608,744	$82,459	$625,223

(1)	Pursuant to the severance agreement with Mr. Rubenstein that was in effect on December 31, 2006, if he terminates his employment for good reason (as defined in the severance agreement), if we terminate his employment other than for cause (as defined in the severance agreement), or upon a change in control, Mr. Rubenstein will be entitled to receive, the amount of his highest monthly base salary during the current or past two years and a bonus amount equal to half of the bonuses received or earned by Mr. Rubenstein during the last two years of his employment.
(2)	Pursuant to the severance agreement with Mr. Rubenstein that was in effect on December 31, 2006, if he terminates his employment for good reason, or if we terminate his employment other than for cause, he will forfeit any restricted common stock for which forfeiture provisions would not have lapsed within 12 months of the end of the three month period at which his employment terminated. Upon a change in control, the forfeiture provisions would have lapsed on all of the restricted stock held by Mr. Rubenstein at December 31, 2006.

2006 Severance and Release Agreement

On August 24, 2006, we entered into a severance agreement and release with Bryan J. Mitchell, relating to his resignation as of August 24, 2006 as our chief executive officer and as a member of our board of directors. In addition, Mr. Mitchell resigned from all of his board positions at our subsidiaries and portfolio companies.

Under his severance agreement, Mr. Mitchell agreed to comply with: (i) confidentiality restrictions for an indefinite period of time; (ii) non-competition restrictions for a period of six months after the date of his resignation; (iii) non-solicitation restrictions for a period of eighteen months after the date of his resignation; (iv) mutual non-disparagement restrictions for a period of eighteen months after the date of his resignation; and (v) restrictions on acquisition of MCG Capital and actions to initiate sale of MCG Capital for a period of eighteen months after the date of his resignation. Under his severance agreement, Mr. Mitchell further agreed: (i) to provide for an indefinite period of time whatever assistance is required by us or our agents concerning any matter related to his employment at our reasonable request and cost, and (ii) to pay to us any amounts that Mr. Mitchell may be required to pay and/or reimburse as a result of the review by the independent committee of our board of directors up to a maximum of $60,000, within ten business days of receiving notice that such amounts are due. Under his severance agreement, we and Mr. Mitchell also generally agreed: (i) to release each other from any and all claims; and (ii) to not sue with respect to any matters that occurred up to and including the date of his severance agreement.

In consideration for Mr. Mitchell’s agreement to and continued compliance with the terms of his severance agreement, as described in the paragraph above, his severance agreement provides Mr. Mitchell with the following benefits: (1) an aggregate amount of $1,500,000, with $750,000 plus interest accrued on $750,000 payable on the date six months plus one day following the date of his resignation using an annual interest rate of 6% for purposes of the interest calculation, and $250,000 payable on the nine, twelve and eighteen month anniversary of the date of his resignation, (2) continued coverage, at our expense, under our group health and disability benefit plans, beginning on the date of his resignation and ending eighteen months after the date of his resignation, unless Mr. Mitchell becomes eligible for similar health and disability benefits under any other plan on an earlier date; (3) continued participation in our group life insurance plan at our expense for up to eighteen months, unless Mr. Mitchell becomes eligible for life insurance benefits under any other plan or program on an earlier date; and (4) lapsing of all forfeiture provisions on all shares of restricted stock that were subject to forfeiture provisions on the date of his resignation, with Mr. Mitchell paying any necessary withholding taxes incurred as a result of such lapsing.

Should Mr. Mitchell or his successor employer successfully challenge the enforceability of either his non-competition covenant or his non-solicitation covenant, we reserve the right to reduce payments of certain benefits listed above to reflect the actual time period that such covenants remain in effect. Should Mr. Mitchell fail to comply with his cooperation covenant or other provisions of his severance agreement, we reserve the right to cease payment of certain benefits listed above.

Mr. Mitchell’s severance agreement supersedes the amended and restated employment agreement by and between us and Mr. Mitchell, dated as of November 3, 2002, except with respect to certain post-termination obligations of Mr. Mitchell under his employment agreement, which have been incorporated as part of his severance agreement, as well as the amended and restated restricted stock agreement, by and between us and Mr. Mitchell, dated as of March 1, 2004.

Director Compensation

The following table sets forth compensation that we paid during the year ended December 31, 2006, to our directors. Our directors are divided into two groups—interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Name	Fees Earned or Paid in Cash	Stock Awards(1)		All Other Compensation(2)	Total
Interested Directors
Steven F. Tunney(3)	N/A	N/A		N/A	N/A
Robert J. Merrick(3)	N/A	N/A		N/A	N/A
B. Hagen Saville(3)	N/A	N/A		N/A	N/A
Bryan J. Mitchell(3)(4)	N/A	N/A		N/A	N/A
Independent Directors
Kenneth J. O’Keefe	$125,000	$14,538	(5)	$—	$139,538
Wallace B. Millner, III	$125,000	$14,538	(6)	$—	$139,538
Kim D. Kelly	$125,000	$14,538	(7)	$—	$139,538
Jeffrey M. Bucher	$125,000	$14,538	(5)	$—	$139,538
Edward S. Civera	$125,000	$14,538	(7)	$—	$139,538

(1)	The amount included as Stock Awards represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006, as determined in accordance with FAS 123R.

(2)	Directors do not receive any perquisites or other personal benefits from us.
(3)	Employee directors are not compensated for their services on our board of directors. See “Summary Compensation Table” for information on the total compensation, including awards of restricted stock, of Messrs. Tunney, Merrick, Saville and Mitchell for the year ended December 31, 2006.
(4)	Mr. Mitchell resigned from his position as chief executive officer and director on August 24, 2006.
(5)	Each non-employee director elected at the 2006 annual meeting of stockholders was granted 7,500 shares of restricted stock, for which forfeiture provisions will lapse as to one-third of such grant for each of the three years of such director’s term, provided such director is a member of the board on the date on which the forfeiture provisions lapse. The aggregate value of these restricted stock awards was $141,750 as calculated in accordance with FAS 123R based on the closing price of our common stock as reported on the Nasdaq Global Select Market on the date of grant, which was 18.90 per share. See Note 9 to our Consolidated Financial Statements for the year ended December 31, 2006.
(6)	Each non-employee director whose term expires in 2008 was granted his pro rata share of a 7,500 share grant, or 5,000 shares, of restricted stock, for which forfeiture provisions will lapse as to one-half of such grant for each of the remaining two years of such director’s term, provided such director is a member of the board on the date on which the forfeiture provisions lapse. The aggregate value of these restricted stock awards was $94,500 as calculated in accordance with FAS 123R based on the closing price of our common stock as reported on the Nasdaq Global Select Market on the date of grant, which was 18.90 per share. See Note 9 to our Consolidated Financial Statements for the year ended December 31, 2006. These shares were forfeited during May 2007.
(7)	Each non-employee director whose term expires in 2007 was granted his or her pro rata share of a 7,500 share grant, or 2,500 shares, of restricted stock, for which forfeiture provisions will lapse as to the entire grant upon completion of the remaining year of such director’s term, provided such director is a member of the board on the date on which the forfeiture provisions lapse. The aggregate value of these restricted stock awards was $47,250 as calculated in accordance with FAS 123R based on the closing price of our common stock as reported on the Nasdaq Global Select Market on the date of grant, which was 18.90 per share. See Note 9 to our Consolidated Financial Statements for the year ended December 31, 2006. These shares were forfeited during May 2007.

Director Fees

Each non-employee director receives an annual retainer of $25,000. In addition, members of the audit committee each receive an annual fee of $25,000, members of the investment committee each receive an annual fee of $25,000, members of the valuation committee each receive an annual fee of $25,000, members of the compensation committee each receive an annual fee of $25,000, and the chairman of our board of directors receives an annual fee of $25,000. In addition, for the year ended December 31, 2006, directors serving on the special committee received a fee of $25,000. Directors who are our employees do not receive additional compensation for service as a member of our board of directors.

2006 Non-Employee Director Restricted Stock Plan

On June 12, 2006, our stockholders adopted the MCG Capital Corporation 2006 Non-Employee Director Restricted Stock Plan, which we refer to as the 2006 director plan. Under the 2006 director plan, non-employee directors will each receive a grant of 7,500 shares of restricted stock, or awards, at the beginning of each three-year term of service on our board of directors. Forfeiture provisions will lapse as to one-third of shares granted each year over the three-year term. The SEC has granted an order authorizing us to issue restricted shares of our common stock to our non-employee directors. Grants of awards under the 2006 director plan will be automatic and may not be changed without further approval from the Securities and Exchange Commission, or SEC.

The total number of shares of common stock that may be subject to the granting of awards under the 2006 director plan is 100,000 shares, plus the number of shares with respect to which awards previously granted thereunder are forfeited or cancelled or terminated. The board of directors is authorized to adjust the limitations described in the preceding paragraph and outstanding awards in the event of a dividend or other distribution payable in shares of common stock, division, combination or reclassification of any of the shares of our common stock. In addition, the total number of shares that may be outstanding as restricted shares under all of our compensation plans may not exceed 10% of the total number of our shares of common stock authorized and outstanding at any time.

The persons eligible to receive awards under the 2006 director plan are the members of our board of directors who are not also our employees. The 2006 director plan is to be administered by the compensation committee of our board of directors, which is comprised solely of directors who are considered independent under the rules promulgated by the Nasdaq Stock Market and are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Subject to the terms of the 2006 director plan, the compensation committee is authorized to make all determinations that may be necessary or advisable for the administration of the 2006 director plan.

The compensation committee is authorized to grant restricted stock awards. A grant of restricted stock is a grant of shares of our common stock that, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. The restrictions on the restricted stock issued pursuant to the 2006 director plan relate to continued service on our board of directors and lapse on an annual basis.

The restricted stock will be subject to restrictions on transferability and other restrictions as required by the compensation committee from time to time. Except to the extent restricted under the terms of the 2006 director plan, a participant granted an award will have all the rights of any other stockholder, including the right to vote the restricted stock and the right to receive dividends. During the restriction period prior to the lapse of applicable forfeiture provisions, the restricted stock generally may not be sold, transferred, pledged, hypothecated, margined, or otherwise encumbered by the plan participant. Except as the board of directors or the compensation committee otherwise determines, upon termination of a participant’s service on the board of directors during the applicable restriction period, restricted stock for which forfeiture provisions have not lapsed at the time of such termination shall be forfeited.

Pursuant to the conditions of the order granted by the SEC, awards under the 2006 director plan will be subject to certain limitations. The board of directors may modify, revise or terminate the 2006 director plan at any time and from time to time, subject to the terms of (a) the order, (b) our restated certificate of incorporation and amended and restated bylaws, and (c) applicable law. The board of directors will seek stockholder approval of any action modifying a provision of the 2006 director plan when it is determined that such stockholder approval is appropriate under the provisions of applicable law, our certificate of incorporation or bylaws, or the order. The 2006 director plan will terminate when all shares of our common stock reserved for issuance thereunder have been issued and the forfeiture provisions on all restricted stock awards have lapsed, or by action of the board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 27, 2007, the beneficial ownership of each director, the Company’s executive officers, each person known to us to beneficially own more than 5% of the outstanding shares of our common stock, and the executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon Schedule 13G filings by such persons with the Securities and Exchange Commission and other information obtained from such persons.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 1100 Wilson Boulevard, Suite 3000, Arlington, Virginia 22209.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class(a)

U.S. Trust Corporation(b) 114 W. 47 Street New York, NY 10036	4,163,995	6.7%

Dimensional Fund Advisors LP(c) 1299 Ocean Avenue Santa Monica, CA 90401	3,806,826	6.1%

Interested Directors

Steven F. Tunney(d)(e)	563,095	*

B. Hagen Saville(f)(g)	494,668	*

Robert J. Merrick(h)	164,138	*

Independent Directors

Jeffrey M. Bucher(i)	11,000	*

Edward S. Civera(j)	7,500	*

Kim D. Kelly(k)	10,500	*

Wallace B. Millner, III	80,464	*

Kenneth J. O’Keefe(l)	18,547	*

Named Executive Officers

Robert L. Marcotte(m)	89,558	*

Michael R. McDonnell(n)	163,200	*

Samuel G. Rubenstein(o)(p)	259,820	*

Executive officers and directors as a group	2,076,608	3.3%

*	Represents less than one percent.
(a)	Based on a total of 62,491,922 shares of our common stock issued and outstanding as of June 27, 2007.
(b)	According to their Schedule 13G dated February 14, 2007, U.S. Trust Corporation is a wholly-owned direct subsidiary of The Charles Schwab corporation. Each entity files reports completely separate and independent from the other. Neither entity shares with the other any information and/or power with respect to either the voting and/or disposition of the securities reported by each.
(c)

According to their Schedule 13G dated February 1, 2007, Dimensional Fund Advisors LP, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities reported that are owned by the Funds, and may be deemed to be the beneficial owner of the shares held by the Funds. However, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(d)	This includes 198,855 restricted shares that are subject to forfeiture restrictions.
(e)	Mr. Tunney has 286,538 shares pledged as collateral in a margin account.
(f)	This includes 174,472 restricted shares that are subject to forfeiture restrictions.
(g)	Mr. Saville has 258,675 shares pledged as collateral in a margin account.
(h)	This includes 63,107 restricted shares that are subject to forfeiture restrictions.
(i)	This includes 5,000 restricted shares that are subject to forfeiture restrictions.
(j)	This includes 7,500 restricted shares that are subject to forfeiture restrictions.
(k)	This includes 7,500 restricted shares that are subject to forfeiture restrictions.
(l)	This includes 5,000 restricted shares that are subject to forfeiture restrictions.
(m)	This includes 35,679 restricted shares that are subject to forfeiture restrictions.
(n)	This includes 102,531 restricted shares that are subject to forfeiture restrictions.
(o)	This includes 142,466 restricted shares that are subject to forfeiture restrictions.
(p)	Mr. Rubenstein has 25,000 shares pledged as collateral in a margin account.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	667,417	N/A	2,892,000
Equity compensation plans not approved by stockholders	—	—	—

Total	667,417		2,892,000

(1)	Includes restricted stock granted in connection with the termination of our stock option plan in 2001 and restricted stock awards pursuant to the 2006 Employee Restricted Stock Plan and the 2006 Non-Employee Director Restricted Stock Plan for which forfeiture provisions had not lapsed as of December 31, 2006. Holders of these restricted shares have all the rights of common stockholders in connection with these shares of restricted stock, including the right to vote the shares and to receive dividends.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Part IV of our Annual Report on Form 10-K is hereby amended solely to add the following exhibits required to filed in connection with this Form 10-K/A.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Number	Description of Document
31.1++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2++	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3++	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1++	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2++	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.3++	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

++	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 5, 2007.

MCG CAPITAL CORPORATION

By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney Chief Executive Officer