Form 10-Q
period 2007-06-30
MCG CAPITAL CORP
filed 2007-08-01
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2007.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 27, 2007 was 62,526,922.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$47,156	$21,691
Cash, securitization accounts	34,260	15,931
Cash, restricted	3,277	2,587
Investments at fair value
Non-affiliate investments (cost of $665,310 and $595,885, respectively)	691,209	621,582
Affiliate investments (cost of $82,159 and $105,553, respectively)	88,636	109,890
Control investments (cost of $704,702 and $541,267, respectively)	694,060	526,140

Total investments (cost of $1,452,171 and $1,242,705, respectively)	1,473,905	1,257,612
Unearned income on commercial loans	(10,697)	(9,539)

Total investments net of unearned income	1,463,208	1,248,073
Interest receivable	10,562	10,451
Other assets	14,660	20,535

Total assets	$1,573,123	$1,319,268

Liabilities
Borrowings (maturing within one year of $266,365 and $167,983, respectively)	$701,065	$521,883
Interest payable	6,218	5,198
Dividends payable	27,496	24,652
Other liabilities	11,353	14,398

Total liabilities	746,132	566,131

Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 200,000 shares on June 30, 2007 and December 31, 2006, 62,492 issued and outstanding on June 30, 2007 and 58,694 issued and outstanding on December 31, 2006	625	587
Paid-in capital	887,626	828,795
Distributions in excess of earnings:
Paid-in capital	(78,072)	(78,072)
Other	(4,212)	(12,365)
Net unrealized appreciation on investments	21,734	14,907
Stockholder loans	(710)	(715)

Total stockholders’ equity	826,991	753,137

Total liabilities and stockholders’ equity	$1,573,123	$1,319,268

Net asset value per common share at period end	$13.23	$12.83

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$19,265	$19,993	$38,305	$42,237
Affiliate investments (5% to 25% owned)	4,335	3,108	7,546	4,572
Control investments (more than 25% owned)	23,973	10,330	38,415	19,104

Total interest and dividend income	47,573	33,431	84,266	65,913
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	657	1,348	2,314	4,415
Affiliate investments (5% to 25% owned)	50	—	50	1,271
Control investments (more than 25% owned)	1,908	491	3,700	1,308

Total advisory fees and other income	2,615	1,839	6,064	6,994

Total revenue	50,188	35,270	90,330	72,907

Operating expenses
Interest expense	10,502	8,695	19,647	17,607
Employee compensation:
Salaries and benefits	6,364	4,991	11,866	10,453
Amortization of employee restricted stock awards	2,024	745	5,006	1,355

Total employee compensation	8,388	5,736	16,872	11,808
General and administrative expense	2,804	1,954	5,271	3,843

Total operating expenses	21,694	16,385	41,790	33,258

Net operating income before investment gains and losses and income tax provision (benefit)	28,494	18,885	48,540	39,649

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	5,941	8	5,941	693
Affiliate investments (5% to 25% owned)	—	—	—	9
Control investments (more than 25% owned)	4,364	4	6,891	(2,906)

Total net realized gains (losses) on investments	10,305	12	12,832	(2,204)
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	(2,143)	(102)	(3,638)	4,445
Affiliate investments (5% to 25% owned)	2,454	(210)	2,251	1,688
Control investments (more than 25% owned)	(1,998)	7,917	7,948	9,326

Total net unrealized appreciation (depreciation) on investments	(1,687)	7,605	6,561	15,459

Net investment gains before income tax provision (benefit)	8,618	7,617	19,393	13,255
Income tax provision (benefit)	(934)	3,592	(567)	3,592

Net income	$38,046	$22,910	$68,500	$49,312

Earnings per common share basic and diluted	$0.63	$0.43	$1.16	$0.93
Cash distributions declared per common share	$0.44	$0.42	$0.88	$0.84
Weighted average common shares outstanding	60,324	53,230	59,202	53,214
Weighted average common shares outstanding and dilutive common stock equivalents	60,390	53,230	59,248	53,214

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2007	2006
Operations:
Net operating income before investment gains and losses and income tax provision (benefit)	$48,540	$39,649
Net realized gains (losses) on investments	12,832	(2,204)
Net unrealized appreciation on investments	6,561	15,459
Income tax benefit (provision)	567	(3,592)

Net increase in net assets resulting from operations	68,500	49,312

Shareholder distributions:
Distributions declared	(53,520)	(43,958)

Net decrease in net assets resulting from shareholder distributions	(53,520)	(43,958)

Capital share transactions:
Issuance of common stock	53,803	82
Repayment of stockholder loans	5	2,511
Amortization of non-employee director restricted stock awards	60	—
Amortization of employee restricted stock awards	5,006	1,355

Net increase in net assets resulting from capital share transactions	58,874	3,948

Total increase in net assets	73,854	9,302
Net assets at beginning of period	753,137	666,087

Net assets at end of period	$826,991	$675,389

Net asset value per common share	$13.23	$12.65

Common shares outstanding at end of period	62,492	53,378

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$68,500	$49,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	157	160
Amortization of non-employee director restricted stock awards	60	—
Amortization of employee restricted stock awards	5,006	1,355
Amortization of deferred debt issuance costs	779	2,237
Net realized (gains) losses on investments	(12,832)	2,204
Net change in unrealized appreciation on investments	(6,561)	(15,459)
(Increase) decrease in cash—securitization accounts from interest collections	(235)	5,262
(Increase) decrease in interest receivable	(937)	2,813
Increase in accrued payment-in-kind interest and dividends	(19,403)	(11,444)
Decrease in other assets	6,212	1,321
Increase (decrease) in unearned income	1,158	(1,606)
Increase (decrease) in interest payable	1,020	(537)
(Decrease) increase in other liabilities	(3,166)	4,105

Net cash provided by operating activities	39,758	39,723

Investing activities
Originations, draws and advances on loans	(273,725)	(161,688)
Principal payments on loans	129,374	217,105
Purchase of equity investments	(61,812)	(20,416)
Proceeds from sales of equity investments	28,791	2,596
Purchase of premises, equipment and software	(464)	(297)

Net cash (used in) provided by investing activities	(177,836)	37,300

Financing activities
Net proceeds from (payments on) borrowings	179,182	(13,802)
Increase in cash—securitization accounts for paydown of principal on debt	(18,093)	(27,196)
Payment of financing costs	(532)	(7,074)
Distributions paid	(50,822)	(43,385)
Issuance of common stock, net of costs	53,803	82
Repayment of stockholder loans	5	2,511

Net cash provided by (used in) financing activities	163,543	(88,864)

Increase (decrease) in cash and cash equivalents	25,465	(11,841)
Cash and cash equivalents at beginning of period	21,691	45,626

Cash and cash equivalents at end of period	$47,156	$33,785

Supplemental disclosures
Interest paid	$17,848	$15,907
Income taxes paid	761	137

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Majority-owned (5):
Broadview Networks Holdings, Inc. (2)	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares) Series A-1 Preferred Stock (12.0%, 100,702 shares)		$71,156 64,999	$80,877 93,342
		Class A Common Stock (4,698,987 shares)		—	—
Central Sun Media, Inc. (6)	Real Estate Investments	Class A Common Stock (93 shares) Class B Common Stock (300 shares)		— —	— —
Chesapeake Tower Holdings, LLC	Communications- Other	Senior Debt (11.4%, Due 5/10) Preferred LLC Interest (8.0%, 3,139 units)	$400	400 3,139	400 3,139

		Class A Common LLC Interest (4,000 units)		—	—
Cleartel Communications, Inc. (2) (6)	Communications- CLEC	Subordinated Debt (14.6%, Due 12/10-3/11)	87,221	81,371	81,371
		Subordinated Unsecured Debt (15.1%, Due 3/11)	208	186	186
		Series B Preferred Stock (8.0%, 57,862 shares)		50,614	612
		Common Stock (9 shares)		540	—
		Guaranty ($8,144)
Coastal Sunbelt, LLC (2)	Food Services	Senior Debt (9.4%, Due 1/12) (1)	8,900	8,900	8,900
		Subordinated Debt (15.0%, Due 1/13) (1)	7,864	7,864	7,864
		Preferred LLC Interest (12.0%, 55,800 units)		5,905	5,905
		Warrants to purchase Class B Common Stock		—	—
GMC Television Broadcasting, LLC (2)	Broadcasting	Senior Debt (10.4%, Due 4/12-6/12) (1)	23,800	23,800	23,800
		Subordinated Debt (14.0%, Due 6/13)	8,000	8,000	8,000
		Class A Units (15.0%, 30,000 units)		3,033	3,033
		Class B Voting Units (8.0%, 86,700 units)		8,722	8,722
Helicon Cable Holdings, LLC (2)	Cable	Senior Debt (10.4%, Due 12/12) (1)	22,441	22,441	22,441
		Subordinated Debt (14.3%, Due 6/13) (1)	11,083	11,083	11,083
		Preferred LLC Interest (10.0%, 82,500 units)		9,640	9,640
		Standby Letter of Credit ($300)
Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13) (1)	26,423	26,423	26,423
		Preferred LLC Interest (8.0%, 301,595 units)		32,090	38,247
JUPR Holdings, Inc. (2) (10)	Information Services	Senior Debt (12.4%, Due 3/10) (1)	2,289	2,289	2,289
		Series A Preferred Stock (10.0%, 100,000 shares)		10,000	10,000
		Common Stock (770,000 shares)		—	—
		Standby Letter of Credit ($225)
		Guaranty ($1,222)
LMS Intellibound Investors, LLC (2)	Logistics	Senior Debt (9.3%, Due 5/12-8/12) (1)	24,985	24,985	24,985
		Subordinated Debt (15.0%, Due 11/12) (1)	17,084	17,084	17,084
		Preferred LLC Interest (12.0%, 19,650 units)		20,038	20,038
		Warrants to purchase Class B Common Stock		—	—
Midwest Tower Partners, LLC (2) (6)	Communications- Other	Common LLC Interest (79,171 units)		55	1,310

Orbitel Holdings, LLC (2)	Cable	Senior Debt (11.4%, Due 3/12) (1)	14,400	14,400	14,400
		Preferred LLC Interest (10.0%, 120,000 units)		12,434	12,434
		Standby Letter of Credit ($95)
RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt (9.9%, Due 12/10) (1)	7,000	7,000	7,000
		Subordinated Debt (15.0%, Due 12/11) (1)	9,398	9,398	9,398
		Preferred LLC Interest (8.0%, 70,000 units)		7,818	9,039
Superior Industries Investors, LLC (2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13) (1)	17,492	17,492	17,492
		Preferred LLC Interest (8.0%, 125,400 units)		13,334	16,086
Total Sleep Holdings, Inc. (2) (11)	Healthcare	Subordinated Debt (15.0%, Due 9/11)	26,300	23,826	23,826
		Unsecured Note (0%, Due 6/11)	375	375	375
		Series A Preferred Stock (10.0%, 3,700 shares)		3,700	329
		Common Stock (2,592,920 shares)		—	—
		Guaranty ($1,000)
Working Mother Media, Inc. (6)	Publishing	Senior Debt (8.7%, Due 12/08)	14,887	11,472	11,472
		Class A Preferred Stock (13.0%, 12,497 shares)		12,497	5,801
		Class B Preferred Stock (13.0%, 1 share)		1	—
		Class C Preferred Stock (13.0%, 1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($298)
Total Control Investments: Majority-owned (represents 43.2% of total investments at fair value)				648,506	637,343

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Non-majority owned (4):
Crystal Media Network, LLC (6) (7)	Broadcasting	LLC Interest		$3,060	$1,865
Intran Media, LLC	Other Media	Senior Debt (9.9%, Due 12/11) (1)	$12,200	12,200	12,200
		Preferred Units (10.0%, 86,000 units)		9,095	9,095
National Product Services, Inc. (2)	Business Services	Senior Debt (13.1%, Due 6/09)	12,756	6,245	12,825
		Subordinated Debt (16.0%, Due 6/09)	12,559	10,720	4,767
		Common Stock (995,428 shares)		—	—
PremierGarage Holdings, LLC (2)	Home Furnishings	Senior Debt (10.2%, Due 6/10-12/10) (1)	10,100	10,100	10,100
		Preferred LLC Units (8.0%, 445 units)		4,776	4,776
		Common LLC Units (356 units)		—	1,089
Total Control Investments: Non-majority-owned (represents 3.9% of total investments at fair value)				56,196	56,717
Total Control Investments: (represents 47.1% of total investments at fair value)				704,702	694,060
Affiliate Investments (3):
Advanced Sleep Concepts, Inc. (2)	Home Furnishings	Senior Debt (13.3%, Due 10/11) (1)	6,790	6,790	6,790
		Subordinated Debt (16.0%, Due 04/12) (1)	4,632	4,632	4,632
		Common Stock (423 shares)		524	524
		Warrants to purchase Common Stock (expire 10/16)		348	348
Cherry Hill Holdings, Inc. (2)	Entertainment	Senior Debt (12.9%, Due 8/11) (1)	12,004	12,004	12,004
		Series A Preferred Stock (10.0%, 750 shares)		812	812
iVerify.US Inc. (6)	Communications-Other	Preferred Stock (8.0%, 54 shares)		578	—
		Common Stock (20 shares)		550	—
On Target Media, LLC	Other Media	Class A LLC Interest (10.0%, 68 units)		1,929	1,929
		Class B LLC Interest (68 units)		—	3,162
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.9%, Due 7/11-9/11) (1)	14,500	14,500	14,500
		Subordinated Debt (14.0%, Due 12/11) (1)	6,786	6,786	6,786
		Preferred Stock (12.0%, 10,000 shares)		120	3,632
		Warrants to purchase Common Stock (expire 5/15)		67	1,242
Sunshine Media Delaware, LLC (2) (6)	Publishing	Class A LLC Interest (8.0%, 563,808 units)		564	357
		Common Stock (145 shares)		581	581
		Option to acquire Warrants to purchase		—	—
		Class B LLC Interest (expire 5/14)
TNR Entertainment Corp. (2)	Entertainment	Senior Debt (10.4%, Due 7/10) (1)	12,500	12,500	12,500
		Subordinated Debt (14.0%, Due 1/11) (1)	13,389	13,389	13,389
		Series D Preferred Stock (1,806,452 shares)		3,000	3,000
		Warrants to purchase Series D Preferred Stock (expire 7/16)		—	—
XFone, Inc. (6)	Communications-Other	Common Stock (868,946 shares)		2,485	2,448
		Warrants to purchase Common Stock (expire 3/11)		—	—
Total Affiliate Investments (represents 6.0% of total investments at fair value)				82,159	88,636

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, Inc. (2)(9)	Consumer Products	Senior Debt (9.8%, Due 6/12) Subordinated Debt (14.0%, Due 9/12) (1)	$25,500 13,000	$25,500 13,000	$25,500 13,000
		Class A-1 Common Stock (3,056 shares)		3,056	2,995
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		332	505
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (12.1%, Due 12/12) (1)	7,798	7,798	7,798
		Subordinated Debt (12.1%, Due 12/12) (1)	2,163	2,163	2,163
		Warrants to purchase Common Stock (expire 11/15)		—	—
Amerifit Nutrition, Inc. (2)	Healthcare	Senior Debt (11.6%, Due 3/10) (1)	4,961	4,961	4,961
B & H Education, Inc. (2)	Education	Senior Debt (9.9%, Due 3/10) (1)	3,500	3,500	3,500
		Series A-1 Preferred Stock (12.0%, 5,384 shares)		1,255	2,042
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (10.4%, Due 9/11) (1)	4,399	4,399	4,399
Bare Escentuals Beauty, Inc.	Cosmetics	Senior Debt (7.6%, Due 2/12) (1)	2,441	2,441	2,456
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (13.1%, Due 3/10) (1)	10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (7.9%, Due 8/11) (1)	2,117	2,117	2,085
CEI Holdings, Inc.	Cosmetics	Senior Debt (7.6%, Due 3/14) (1)	5,985	5,985	6,023
Cervalis LLC	Business Services	Senior Debt (10.1%, Due 3/12) (1)	5,000	5,000	5,000
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Senior Debt (8.9%, Due 1/12)	10,400	10,400	10,400
		Subordinated Debt (15.0%, Due 7/12)	2,029	2,029	2,029
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,116	2,116
		Warrants to purchase Class B Common Stock		—	—
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (7.6%, Due 7/10) (1)	741	741	744
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.9%, Due 2/11) (1)	11,081	11,081	11,081
Community Media Group, Inc. (2)	Newspaper	Senior Debt (9.9%, Due 9/10) (1)	19,402	19,402	19,402
Cornerstone Healthcare Group Holding, Inc. (6)	Healthcare	Subordinated Debt (14.0%, Due 7/12) (1)	7,243	7,026	5,620
Country Road Communications LLC (2)	Communications-Other	Subordinated Debt (13.2%, Due 7/13) (1)	13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (12.0%, Due 6/10) (1)	18,075	18,075	18,075
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (15.1%, Due 6/09) (1)	7,648	7,648	7,648
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.4%, Due 12/13) (1)	20,000	20,000	20,000
CWP/RMK Acquisition Corp.	Home Furnishings	Senior Debt (8.9%, Due 6/11) (1)	6,250	6,250	6,250
		Subordinated Debt (13.4%, Due 12/12) (1)	11,750	11,750	11,750
		Common Stock (500 shares)		500	223
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (12.5%, Due 6/11) (1)	21,500	21,500	21,500
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		408	491
D&B Towers, LLC	Communications-Other	Senior Debt (15.4%, Due 6/08) (1)	5,505	5,505	3,864
The e-Media Club I, LLC (6)	Investment Fund	LLC Interest (74 units)		89	23
EAS Group, Inc.	Technology	Subordinated Debt (19.0%, Due 4/11) (1)	11,235	11,235	11,235
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.9%, Due 5/12) (1)	6,063	6,063	6,063
		Subordinated Debt (14.5%, Due 6/12) (1)	5,058	5,058	5,058
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (12.4%, Due 9/10) (1)	4,640	4,640	4,640
		Subordinated Debt (16.0%, Due 3/11) (1)	9,482	9,482	9,482
Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (14.4%, Due 12/12) (1)	3,000	3,000	2,625

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (due 4/19)		$3,575	$3,575
GoldenSource Holdings, Inc. (6)	Technology	Warrants to purchase Class A Common Stock (expire 10/08)		—	—
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (10.4%, Due 3/11)	$4,375	4,375	3,245
Hudson Products Holdings, Inc.	Industrial Equipment	Senior Debt (8.4%, due 12/13) (1)	995	995	1,002
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		6,656	6,656
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		421	19,196
Jupitermedia Corporation (6)	Information Services	Common Stock (148,373 shares)		2,114	1,080
Legacy Cabinets, Inc	Home Furnishings	Subordinated Debt (12.9%, Due 8/13) (1)	3,000	3,000	3,000
Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (16.4%, Due 12/11) (1)	2,023	2,023	1,956
The Matrixx Group, Incorporated (2)	Plastic Products	Subordinated Debt (13.8%, Due 9/13) (1)	16,101	16,101	16,101
MCI Holdings, LLC (2)	Healthcare	Subordinated Debt (12.7%, Due 4/13) (1)	30,192	30,192	30,192
		Class A LLC Interest (4,712,042 units)		3,000	3,519
Metropolitan Telecommunications	Communications-CLEC	Senior Debt (12.5%, Due 6/10-9/10) (1)	19,663	19,663	19,663
		Subordinated Debt (16.4%, Due 12/10) (1)	10,929	10,929	10,929
Holding Company (2)		Warrants to purchase Common Stock (expire 9/13)		1,843	8,933
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.9%, Due 3/10-9/10) (1)	11,740	11,740	11,740
		Subordinated Debt (14.5%, Due 3/11) (1)	9,115	9,115	9,115
Micro Dental Laboratories (2)	Healthcare	Senior Debt (10.8%, Due 8/07) (1)	12,452	12,452	12,452
		Subordinated Debt (15.0%, Due 8/07) (1)	15,392	15,392	15,392
Miles Media Group, LLC (2)	Publishing	Senior Debt (9.9%, Due 6/12) (1)	8,475	8,475	8,475
		Subordinated Debt (16.4%, Due 12/12) (1)	4,000	4,000	4,000
		Warrants to purchase LLC Units (expire 6/09 and 6/15)		439	2,900
National Display Holdings, LLC (2)	Electronics	Senior Debt (10.7%, Due 12/10-12/11) (1)	19,897	19,897	19,897
		Subordinated Debt (15.0%, Due 12/12) (1)	19,261	19,261	19,261
		Class A Common LLC Interest (1,000,000 units)		333	681
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—
PartMiner, Inc. (2)	Information Services	Senior Debt (11.9%, Due 6/09) (1)	2,341	2,341	2,341
Philadelphia Newspapers, LLC	Newspaper	Subordinated Debt (16.0%, Due 6/14) (1)	5,000	5,000	5,000
Powercom Corporation (2)	Communications-CLEC	Senior Debt (12.0%, Due 12/06)	1,798	1,798	1,798
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (11.4%, Due 5/11) (1)	15,500	15,500	15,500
		Subordinated Debt (15.0%, Due 12/11) (1)	18,033	18,033	18,033
		Preferred LLC Interest (1,000,000 units)		420	1,101

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (14.0%, Due 2/12) (1)	$25,739	$25,739	$25,739
		Series A-4 Convertible Preferred Stock (7,813 shares)		316	316
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.4%, Due 11/09) (1)	14,530	14,530	14,530
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (12.3%, Due 12/13) (1)	6,000	6,000	6,000
Teleguam Holdings, LLC (2)	Communications-Other	Subordinated Debt (12.4%, Due 10/12) (1)	20,000	20,000	20,000
ValuePage, Inc. (6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,166	1,085	509
Velocity Technology Enterprises, Inc. (2)	Business Services	Senior Debt (9.6%, Due 12/12) (1)	14,000	14,000	14,000
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (13.6%, Due 12/07-6/10) (1)	11,165	11,000	11,000
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)	1,460	1,302	656
Wicks Business Information, LLC	Publishing	Unsecured Note (10.3%, Due 2/08)	250	250	250
Wiesner Publishing Company, LLC (6)	Publishing	Warrants to purchase LLC Units (expire 6/12)		406	3,521
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (7.6%, Due 2/14) (1)	3,990	3,990	4,015
Xpressdocs Holdings, Inc. (2)	Business Services	Senior Debt (9.2%, Due 7/11-12/11) (1)	18,480	18,480	18,480
		Subordinated Debt (14.0%, Due 7/12) (1)	6,151	6,151	6,151
		Series A Preferred Stock (161,870 shares)		500	376
Total Non-Affiliate Investments (represents 46.9% of total investments at fair value)				665,310	691,209
Total Investments				1,452,171	1,473,905
Unearned Income				(10,697)	(10,697)

Total Investments Net of Unearned Income				$1,441,474	$1,463,208

Call Options Written
Crystal Media Network, LLC (7)	Broadcasting	Call options written		$—	$266
Total Call Options Written				$—	$266

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Majority-owned (5):
Broadview Networks Holdings, Inc. (2)	Communications-CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		$64,318	$74,165
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		57,380	85,597
		Class A Common Stock (4,698,987 shares)		—	—
Chesapeake Tower Holdings, LLC	Communications-Other	Senior Debt (11.4%, Due 5/10)	$400	400	400
		Preferred LLC Interest (8.0%, 3,139 units)		3,139	3,139
		Class A Common LLC Interest (4,000 units)		—	—
Cleartel Communications, Inc. (2)	Communications-CLEC	Subordinated Debt (14.7%, Due 12/10-12/11)	71,962	71,962	71,962
		Series B Preferred Stock (8.0%, 57,862 shares)		50,613	612
		Common Stock (9 shares)		540	—
		Guaranty ($7,125)
Helicon Cable Holdings, LLC (2)	Cable	Senior Debt (10.4%, Due 12/12) (1)	12,250	12,250	12,250
		Subordinated Debt (14.3%, Due 6/13) (1)	7,187	7,187	7,187
		Preferred LLC Interest (10.0%, 82,500 units)		9,180	9,180
		Standby Letter of Credit ($300)
Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13) (1)	26,159	26,159	26,159
		Preferred LLC Interest (8.0%, 301,595 units)		30,893	30,893
JupiterKagan, Inc. (2) (10)	Information Services	Senior Debt (12.1%, Due 3/10) (1)	5,349	5,349	5,349
		Series A Preferred Stock (10.0%, 100,000 shares)		10,000	10,000
		Common Stock (770,000 shares)		—	—
		Standby Letter of Credit ($225)
		Guaranty ($1,353)
Midwest Tower Partners, LLC (2)	Communications-Other	Senior Debt (10.0%, 8/07)	9,781	9,781	9,781
		Subordinated Debt (14.3%, Due 2/08) (1)	17,485	17,485	17,485
		Preferred LLC Interest (14.0%, 17,697 units)		2,438	2,438
		Common LLC Interest (79,171 units)		201	5,213
RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt ( 9.9%, Due 12/10) (1)	7,000	7,000	7,000
		Subordinated Debt (15.0%, Due 12/11) (1)	9,258	9,258	9,258
		Preferred LLC Interest (8.0%, 70,000 units)		7,522	10,657
Superior Industries Investors, LLC (2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13-3/15) (1)	14,083	14,083	14,083
		Preferred LLC Interest (8.0%, 125,400 units)		12,837	12,837
Superior Publishing Corporation (2)	Newspaper	Subordinated Debt (20.0%, Due 10/10) (1)	20,731	19,022	19,022
		Series A Preferred Stock (12.0%, 7,999 shares)		7,999	9,244
		Common Stock (100 shares)		365	—
Working Mother Media, Inc. (6)	Publishing	Senior Debt (8.8%, Due 12/08)	17,869	11,546	11,546
		Class A Preferred Stock (13.0%, 12,497 shares)		12,497	5,019
		Class B Preferred Stock (13.0%, 1 share)		1	—
		Class C Preferred Stock (13.0%, 1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($476)
Total Control investments: Majority-owned (represents 37.5% of total investments at fair value)				481,407	470,476
Control Investments: Non-majority owned (4):
Crystal Media Network, LLC (6) (7)	Broadcasting	LLC Interest		3,060	547

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Intran Media, LLC	Other Media	Senior Debt (9.9%, Due 12/11) (1)	$12,000	$12,000	$12,000
		Preferred Units (10.0%, 86,000 units)		8,661	8,661
National Product Services, Inc. (2)	Business Services	Senior Debt (13.2%, Due 6/09)	12,316	5,710	12,365
		Subordinated Debt (16.0%, Due 6/09)	11,594	10,225	3,035
		Common Stock (995,428 shares)		—	—
Platinum Wireless, Inc. (6)	Communications- Other	Common Stock (2,937 shares)		4,640	3,764
		Option to purchase Common Stock (expire 12/31/13)		272	—
PremierGarage Holdings, LLC (2)	Home Furnishings	Senior Debt (10.1%, Due 6/10-12/10)	10,700	10,700	10,700
		Preferred LLC Units (8.0%, 445 units)		4,592	4,592
		Common LLC Units (356 units)		—	—
Total Control Investments: Non-majority-owned (represents 4.4% of total investments at fair value)				59,860	55,664
Total Control Investments: (represents 41.9% of total investments at fair value)				541,267	526,140
Affiliate Investments (3):
Advanced Sleep Concepts, Inc. (2)	Home Furnishings	Senior Debt (13.8%, Due 10/11) (1)	7,000	7,000	7,000
		Subordinated Debt (16.0%, Due 4/12) (1)	4,540	4,540	4,540
		Common Stock (423 shares)		524	524
		Warrants to purchase Common Stock (expire 10/12/16)		348	348
Cherry Hill Holdings, Inc. (2)	Entertainment	Senior Debt (12.9%, Due 8/11) (1)	12,122	12,122	12,122
		Series A Preferred Stock (10.0%, 750 shares)		775	775
iVerify.US Inc. (6)	Communications- Other	Preferred Stock (8.0%, 54 shares)		578	—
		Common Stock (20 shares)		550	—
NYL Brands Holdings, Inc. (2) (9)	Consumer Products	Subordinated Debt (13.0%, Due 2/11) (1)	10,000	10,000	10,000
		Class A Common Stock (1,500 shares)		1,500	1,500
		Warrants to purchase Common Stock		331	526
		(expire 2/3/16)
On Target Media, LLC	Other Media	Class A LLC Interest (10.0%, 68 units)		1,836	1,836
		Class B LLC Interest (68 units)		—	1,613
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.9%, Due 7/11-9/11) (1)	14,500	14,500	14,500
		Subordinated Debt (14.0%, Due 12/11) (1)	6,924	6,924	6,924
		Preferred Stock (12.0%, 10,000 shares)		60	2,997
		Warrants to purchase Common Stock (expire 5/31/15)		68	1,026
Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (14.7%, Due 12/08)	13,632	12,281	12,281
		Class A LLC Interest (8.0%, 563,808 units)		564	329
		Option to acquire Warrants to purchase Class B LLC Interest (expire 5/31/14)		—	—
TNR Entertainment Corp. (2)	Entertainment	Senior Debt (10.4%, Due 7/10) (1)	12,500	12,500	12,500
		Subordinated Debt (17.5%, Due 1/11) (1)	13,067	13,067	13,067
		Series D Preferred Stock (1,806,452 shares)		3,000	3,000
		Warrants to purchase Series D Preferred Stock (expire 7/31/16)		—	—
XFone, Inc (6)	Communications- Other	Common Stock (868,946 shares)		2,485	2,482
		Warrants to purchase Common Stock (expire 3/3/11)		—	—
Total Affiliate Investments (represents 8.7% of total investments at fair value)				105,553	109,890

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Allen’s TV Cable Service, Inc.	Cable	Senior Debt (12.1%, Due 12/12) (1)	$7,998	$7,998	$7,998
		Subordinated Debt (12.1%, Due 12/12) (1)	2,096	2,096	2,096
		Warrants to purchase Common Stock (expire 11/30/15)		—	—
Amerifit Nutrition, Inc. (2)	Healthcare	Senior Debt (12.0%, Due 3/10) (1)	5,569	5,569	5,569
B & H Education, Inc. (2)	Education	Senior Debt (10.4%, Due 3/10) (1)	4,000	4,000	4,000
		Series A-1 Preferred Stock (12.0%, 5,384 shares)		1,188	1,540
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (10.4%, Due 9/11) (1)	4,799	4,799	4,799
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (13.1%, Due 3/10) (1)	10,000	10,000	10,000
Builders First Source, Inc.	Building & Development	Senior Debt (7.9%, Due 8/11) (1)	886	886	873
Cambridge Information Group, Inc. (2)	Information Services	Subordinated Debt (12.9%, Due 11/11) (1)	8,500	8,500	8,500
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (13.1%, Due 12/11) (1)	4,755	4,755	4,755
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (7.6%, Due 7/10) (1)	741	741	744
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (12.4%, Due 2/11) (1)	8,068	8,068	8,068
Community Media Group, Inc. (2)	Newspaper	Senior Debt (9.9%, Due 9/10) (1)	19,730	19,730	19,730
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Debt (14.0%, Due 7/12) (1)	7,206	7,206	7,206
Country Road Communications LLC (2)	Communications-Other	Subordinated Debt (13.3%, Due 7/13) (1)	13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (12.0%, Due 6/10) (1)	18,275	18,275	18,275
Crescent Publishing Company LLC (2)	Newspaper	Senior Debt (15.1%, Due 6/09-6/10) (1)	7,503	7,503	7,503
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.4%, Due 12/13)	20,000	20,000	20,000
CWP/RMK Acquisition Corp.	Home Furnishings	Senior Debt (8.9%, Due 6/11) (1)	6,250	6,250	6,250
		Subordinated Debt (13.4%, Due 12/12) (1)	11,750	11,750	11,750
		Common Stock (500 shares)		500	500
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (12.5%, Due 6/11) (1)	16,000	16,000	16,000
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		408	609
D&B Towers, LLC	Communications-Other	Senior Debt (15.4%, Due 6/08) (1)	5,412	5,412	5,062
dick clark productions, inc. (2)(6)	Broadcasting	Common Stock (235,714 shares)		210	510
		Warrants to purchase Common Stock (expire 7/25/11)		858	5,049
The e-Media Club I, LLC (6)	Investment Fund	LLC Interest (74 units)		88	34
EAS Group, Inc.	Technology	Subordinated Debt (16.0%, Due 4/11) (1)	11,529	11,529	11,529
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.9%, Due 5/12) (1) Subordinated Debt (14.5%, Due 6/12) (1)	7,959 5,116	7,959 5,116	7,959 5,116
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (12.4%, Due 9/10) (1)	4,640	4,640	4,640
		Subordinated Debt (15.8%, Due 3/11) (1)	9,674	9,674	9,674
Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (13.5%, Due 12/12) (1)	3,000	3,000	2,955
GoldenSource Holdings Inc. (6)	Technology	Warrants to purchase Common Stock (expire 10/31/08)		—	—
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (10.4%, Due 3/11)	4,492	4,492	3,308

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		$6,381	$6,381
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)		422	17,180
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (8.9%, Due 12/11) (1)	$7,050	7,050	7,050
Jupitermedia Corporation (6)	Information Services	Common Stock (148,373 shares)		2,114	1,175
Legacy Cabinets, Inc	Home Furnishings	Subordinated Debt (12.9%, Due 8/13) (1)	3,000	3,000	3,000
Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (14.8%, Due 12/11) (1)	2,000	2,000	1,517
MCI Holdings, LLC (2)	Healthcare	Subordinated Debt (12.7%, Due 3/12-4/13) (1)	29,791	29,791	29,791
		Class A LLC Interest (4,712,042 units)		3,000	3,388
Metropolitan Telecommunications Holding Company (2)	Communications-CLEC	Senior Debt (12.5%, Due 6/010-9/10) (1) Subordinated Debt (16.4%, Due 12/10) (1) Warrants to purchase Common Stock (expire 9/30/13)	20,725 10,929	20,725 10,929 1,843	20,725 10,929 8,320
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.9%, Due 3/10-9/10) (1)	12,800	12,800	12,800
		Subordinated Debt (14.5%, Due 3/11) (1)	9,115	9,115	9,115
Micro Dental Laboratories (2)	Healthcare	Senior Debt (10.7%, Due 5/11-11/11) (1)	13,186	13,186	13,186
		Subordinated Debt (15.0%, Due 5/12) (1)	6,999	6,999	6,999
Miles Media Group, LLC (2)	Publishing	Senior Debt (11.9%, Due 6/12) (1)	9,150	9,150	9,150
		Subordinated Debt (16.4%, Due 12/12) (1)	4,000	4,000	4,000
		Warrants to purchase LLC Units (expire 6/09 and 6/15)		439	2,119
National Display Holdings, LLC (2)	Electronics	Senior Debt (11.4%, Due 12/11) (1)	10,000	10,000	10,000
		Subordinated Debt (15.0%, Due 12/12) (1)	13,682	13,682	13,682
		Class A Common LLC Interest (1,000,000 units)		1,000	1,152
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)		—	—
PartMiner, Inc. (2)	Information Services	Senior Debt (14.9%, Due 6/09) (1)	3,341	3,341	3,341
Philadelphia Newspapers, LLC	Newspaper	Subordinated Debt (16.0%, Due 6/14) (1)	5,017	5,017	5,017
Powercom Corporation (2)	Communications-CLEC	Senior Debt (12.0%, Due 12/06)	1,798	1,798	1,798
		Warrants to purchase Class A Common Stock (expire 6/30/14)		286	—
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (11.1%, Due 12/10- 5/11) (1)	17,500	17,500	17,500
		Subordinated Debt (15.0%, Due 12/11) (1)	18,032	18,032	18,032
		Preferred LLC Interest (1,000,000 units)		421	955
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (16.0%, Due 2/12) (1)	20,923	20,923	20,923
		Series A-4 Convertible Preferred Stock (7,813 shares)		281	281
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.4%, Due 11/09) (1)	14,000	14,000	14,000

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (12.4%, Due 11/13)	$6,000	$6,000	$6,000
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (12.6%, Due 4/11) (1)	12,000	12,000	12,000
Team Express, Inc. (2)	Retail	Subordinated Debt (15.0%, Due 6/11) (1)	7,327	7,327	7,327
Teleguam Holdings, LLC (2)	Communications- Other	Subordinated Debt (12.4%, Due 10/12) (1)	20,000	20,000	20,000
Total Sleep Holdings, Inc. (2)(6)	Healthcare	Subordinated Debt (16.0%, Due 9/11) (1)	23,179	23,005	19,034
ValuePage, Inc. (6)	Communications- Other	Senior Debt (12.8%, Due 6/08)	1,146	1,095	1,095
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (13.6%, Due 12/07-6/10) (1)	11,054	11,000	11,000
		Convertible Preferred Subordinated Notes (12.4%, Due 6/15-10/16 )	1,317	1,244	677
Wicks Business Information, LLC	Publishing	Unsecured Note (10.3%, Due 2/08)	237	237	237
Wiesner Publishing Company, LLC	Publishing	Warrants to purchase LLC Units (expire 6/12)		406	3,339
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (13.1%, Due 6/11) (1)	6,000	6,000	6,120
WirelessLines II, Inc.	Communications- Other	Senior Debt (8.0%, Due 4/07)	129	129	129
Xpressdocs Holdings, Inc. (2)	Business Services	Senior Debt (9.3%, Due 7/11) (1)	17,255	17,255	17,255
		Subordinated Debt (14.0%, Due 7/12) (1)	6,075	6,075	6,075
		Series A Preferred Stock (161,870 shares)		500	500
Total Non-Affiliate Investments (represents 49.4% of total investments at fair value)				595,885	621,582
Total Investments				1,242,705	1,257,612
Unearned Income				(9,539)	(9,539)
Total Investments Net of Unearned Income				$1,233,166	$1,248,073

Call Options Written
Crystal Media Network, LLC (7)	Broadcasting	Call options written		$—	$—
Total Call Options Written				$—	$—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2007 and December 31, 2006

(dollars in thousands)

(1)	Some or all of this security has been pledged as collateral in one or more of MCG’s credit facilities. See Note 3 to the Consolidated Financial Statements.
(2)	Some of the securities listed are issued by affiliate(s) of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(4)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% of the voting securities of the company. MCG defines non-majority owned control investments as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(5)	MCG defines majority owned control investments as companies in which MCG owns more than 50% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	In August 2006, MCG sold 50.1% of its equity in Crystal Media Network, LLC (“Crystal Media”). As part of the transaction, MCG also issued a written call option to the buyer on up to an additional 10% ownership interest in Crystal Media for $110. The option expires January 31, 2008. This call option is included in other liabilities at fair value on MCG’s consolidated balance sheets.
(8)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates. Rates on preferred stock and preferred LLC interests, where applicable, represent the contractual rate.
(9)	During the first quarter of 2007, NYL Brands Holdings, Inc. changed its name to Active Brands International, Inc. During the second quarter of 2007, 1,500 Class A shares were converted to non voting Class A-1 shares. As a result, Active Brands is now classified as a non-affiliate investment at June 30, 2007.
(10)	During the second quarter of 2007, JupiterKagan, Inc. changed its name to JUPR Holdings, Inc.
(11)	MCG acquired 61% of Total Sleep Holdings, Inc. common stock during the second quarter of 2007 which resulted in it being classified as a majority owned control investment at June 30, 2007.

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

The Company conducts some of its activities through wholly owned special purpose financing subsidiaries. These subsidiaries are bankruptcy remote, special purpose entities to which the Company transfers certain loans. Each financing subsidiary in turn transfers the loans to a Delaware statutory trust. The transfers of the loans to the Delaware statutory trusts are structured as on-balance sheet securitizations for accounting purposes.

The Company has formed a subsidiary, Solutions Capital I, LP, which has applied to the United States Small Business Administration (“SBA”) for a license to operate as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958, as amended. In connection with the formation of Solutions Capital I, LP, the Company organized another wholly owned subsidiary, Solutions Capital GP, LLC, as a Delaware limited liability company. Solutions Capital GP, LLC will act as the general partner of Solutions Capital I, LP, while the Company will be the sole limited partner.

The Company also uses wholly owned subsidiaries, all of which are structured as Delaware corporations, to hold the assets of one or more of its portfolio companies. Some of these subsidiaries have wholly owned subsidiaries, all of which are Delaware corporations, that hold the assets of certain of the Company’s portfolio companies.

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

Interim consolidated financial statements of MCG are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC. Certain prior period information has been reclassified to conform to current year presentation.

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

Note 2—Investments

The composition of MCG’s investments as of June 30, 2007 and December 31, 2006, at cost, was as follows, excluding unearned income:

	June 30, 2007		December 31, 2006
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Senior secured debt	$501,853	34.5%	$384,490	30.9%
Subordinated debt
Secured	546,221	37.6	506,681	40.8
Unsecured	14,139	1.0	25,233	2.0

Total debt investments	1,062,213	73.1	916,404	73.7

Preferred equity	365,527	25.2	296,942	23.9
Common/Common equivalents equity	24,431	1.7	29,359	2.4

Total equity investments	389,958	26.9	326,301	26.3

Total	$1,452,171	100.0%	$1,242,705	100.0%

The composition of MCG’s investments as of June 30, 2007 and December 31, 2006, at fair value, was as follows, excluding unearned income:

	June 30, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt	$505,142	34.3%	$389,721	31.0%
Subordinated debt
Secured	539,826	36.6	494,992	39.3
Unsecured	12,087	0.8	24,666	2.0

Total debt investments	1,057,055	71.7	909,379	72.3

Preferred equity	357,928	24.3	285,150	22.7
Common/Common equivalents equity	58,922	4.0	63,083	5.0

Total equity investments	416,850	28.3	348,233	27.7

Total	$1,473,905	100.0%	$1,257,612	100.0%

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The Company’s debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 8% to 16%, a portion of which may be deferred. At June 30, 2007, approximately 65% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 35% were at fixed rates. In addition, at June 30, 2007, approximately 28% of the loan portfolio has floors of between 1.50% and 3.0% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from four to eight years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

When one of the Company’s loans becomes more than 90 days past due, or if the Company otherwise does not expect the customer to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes the Company’s loans greater than 90 days past due and loans on non-accrual status, at fair value, at June 30, 2007 and December 31, 2006:

	June 30, 2007			December 31, 2006
	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 90 days past due
On non-accrual status	$509	—%	—%	$20,129	2.2%	1.6%
Not on non-accrual status	1,798	0.1	0.1	1,798	0.2	0.1

Total loans greater than 90 days past due	$2,307	0.1%	0.1%	$21,927	2.4%	1.7%

Loans on non-accrual status
0 to 90 days past due	$112,303	10.7%	7.7%	$15,259	1.7%	1.2%
Greater than 90 days past due	509	—	—	20,129	2.2	1.6

Total loans on non-accrual status	$112,812	10.7%	7.7%	$35,388	3.9%	2.8%

Loans on non-accrual status or greater than 90 days past due	$114,610	10.8%	7.8%	$37,186	4.1%	2.9%

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The table below shows the composition of MCG’s portfolio by industry (excluding unearned income) at cost as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Telecommunications – CLEC (competitive local exchange carriers)	$303,385	20.9%	$280,394	22.6%
Other Communications	46,797	3.2	81,605	6.6
Healthcare	125,140	8.6	112,536	9.1
Broadcasting	84,528	5.8	38,440	3.1
Cable	79,959	5.5	38,711	3.1
Plastic Products	77,614	5.3	60,052	4.9
Business Services	62,596	4.3	51,765	4.2
Logistics	62,107	4.3	—	—
Publishing	59,187	4.1	71,623	5.8
Laboratory Instruments	54,808	3.8	57,868	4.6
Newspaper	54,524	3.8	89,760	7.2
Home Furnishings	53,045	3.7	53,696	4.3
Food Services	48,724	3.4	21,204	1.7
Consumer Products	41,888	2.9	19,158	1.5
Entertainment	41,705	2.9	41,464	3.3
Electronics	39,491	2.7	24,682	2.0
Information Services	33,865	2.3	48,379	3.9
Sporting Goods	30,826	2.1	26,920	2.2
Education	26,228	1.8	26,740	2.1
Other Media	23,224	1.6	22,497	1.8
Auto Parts	22,497	1.5	16,997	1.4
Technology	19,410	1.3	19,430	1.6
Real Estate Investments	14,545	1.0	—	—
Leisure Activities	14,122	1.0	14,314	1.2
Cosmetics	10,449	0.7	6,755	0.5
Drugs	10,000	0.7	10,000	0.7
Other (a)	11,507	0.8	7,715	0.6

	$1,452,171	100.0%	$1,242,705	100.0%

(a)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The table below shows the composition of MCG’s portfolio by industry (excluding unearned income) at fair value as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications – CLEC (competitive local exchange carriers)	$297,711	20.2%	$274,108	21.8%
Other Communications	44,670	3.0	83,988	6.7
Healthcare	122,103	8.3	112,088	8.9
Plastic Products	83,396	5.7	60,007	4.8
Broadcasting	82,687	5.6	39,851	3.2
Cable	79,959	5.4	38,711	3.1
Business Services	63,099	4.3	51,230	4.1
Logistics	62,107	4.2	—	—
Publishing	57,357	3.9	68,020	5.4
Laboratory Instruments	55,489	3.8	58,402	4.6
Newspaper	54,524	3.7	90,640	7.2
Home Furnishings	52,727	3.6	52,512	4.2
Food Services	48,724	3.3	21,204	1.7
Consumer Products	42,000	2.8	19,353	1.5
Entertainment	41,705	2.8	41,464	3.3
Electronics	39,839	2.7	24,834	2.0
Technology	38,185	2.6	36,188	2.9
Sporting Goods	33,578	2.3	26,920	2.1
Information Services	32,831	2.2	47,440	3.8
Education	31,702	2.1	30,987	2.5
Other Media	26,386	1.8	24,110	1.9
Auto Parts	22,580	1.5	17,198	1.4
Real Estate Investments	14,545	1.0	—	—
Leisure Activities	14,122	1.0	14,314	1.1
Cosmetics	10,435	0.7	6,272	0.5
Drugs	10,000	0.7	10,000	0.8
Other (a)	11,444	0.8	7,771	0.5

	$1,473,905	100.0%	$1,257,612	100.0%

(a)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

As of June 30, 2007 and December 31, 2006, the Company has one issued call option outstanding. On July 31, 2006, in connection with the sale of 50.1% of the ownership of Crystal Media Network, LLC (“CMN”) to a private investor, the Company issued an option to the private investor to acquire an additional 10% of the ownership of CMN from the Company for $110. The option to acquire 10% of CMN expires January 31, 2008 if not exercised prior to that date and is outstanding as of June 30, 2007 and December 31, 2006. This call option is included in other liabilities at fair value on the Company’s consolidated balance sheets. The following table summarizes the call options issued for the six months ended June 30, 2007:

Six Months Ended June 30, 2007
	Cost	Fair Value
Call options outstanding at the beginning of the period	$—	$—
Call options written	—	—
Call options closed	—	—
Call options expired	—	—
Call options exercised	—	—
Change in fair value of call options	—	266

Call options outstanding at the end of the period	$—	$266

Note 3—Borrowings

The following is a summary of the Company’s borrowings as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Unsecured Notes	$50,000	$50,000	$50,000	$50,000
Commercial Loan Trust 2006-2	200,000	141,462	200,000	84,040
Commercial Loan Funding Trust Facility	—	—	250,000	83,943
Class A Variable Funding Certificates	218,750	86,903	—	—
Class B Variable Funding Certificates	31,250	7,000	—	—
Term Securitization
Series 2006-1 Class A-1 Notes	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	50,000	42,200	50,000	11,400
Series 2006-1 Class A-3 Notes	85,000	85,000	85,000	35,000
Series 2006-1 Class B Notes	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes	45,000	45,000	45,000	45,000
Series 2006-1 Class D Notes	47,500	47,500	47,500	47,500
Revolving Unsecured Credit Facility	100,000	31,000	100,000	—

Total	$992,500	$701,065	$992,500	$521,883

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

The Company uses this facility to fund the origination of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances. As of June 30, 2007 the Company had $141,462 outstanding under this facility.

MCG Commercial Loan Funding Trust. The Company has, through MCG Commercial Loan Funding Trust, a $250,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by the Company to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. This facility is funded through two separate Variable Funding Certificates, (“VFC”), a $218,750 Class A VFC and a $31,250 Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral and bear interest at the commercial paper rate plus 0.95%. Advances under the Class B VFC may be up to 10% of eligible collateral and bear interest at the commercial paper rate plus 1.75%. The facility is scheduled to terminate in November 2010, but is subject to annual renewal and may be extended under certain circumstances. Subsequent to June 30, 2007, this facility was renewed through July 25, 2008. As of June 30, 2007, the Company had $86,903 Class A VFC and $7,000 Class B VFC outstanding under this facility. See Note 9 Subsequent Events for further discussion of this facility.

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

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full during April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $476,179 as of June 30, 2007, which were purchased by the trust from the Company. Additional commercial loans will be purchased by the trust from the Company primarily using the proceeds from the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of June 30, 2007, the Company had $384,700 of these notes outstanding.

Revolving Unsecured Credit Facility. This facility is a $100,000 unsecured revolving credit facility established with HVB. The facility allows for additional lenders with HVB acting as the agent. The $100,000 commitment is maintained by four lenders. HVB, Chevy Chase Bank, Sovereign Bank, and Royal Bank of Canada maintain commitments of $50,000, $10,000, $15,000, and $25,000, respectively. Advances under this credit facility bear interest at LIBOR plus 2.00%, the prime rate plus 0.50%, or the Federal Funds rate plus 2.25%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, minimum cash net operating income, and a minimum ratio of earnings before interest and taxes to interest expense. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. As of June 30, 2007 the Company had $31,000 outstanding under this credit facility.

Borrowings outstanding, by interest rate benchmark, as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
LIBOR	$526,162	$387,940
Federal Funds rate	31,000	—
Commercial paper rate	93,903	83,943
Fixed rate	50,000	50,000

	$701,065	$521,883

Note 4—Share Based Compensation

Employee Share Based Compensation

During the six months ended June 30, 2007, the Company granted approximately 916 restricted shares under the 2006 Employee Restricted Stock Plan. The forfeiture provisions will lapse quarterly with respect to 816 of these restricted shares through December 31, 2010. The remaining 100 of these restricted shares are subject to both time-and performance-based forfeiture provisions that lapse annually each February 28th from 2007 through 2008. During the six months ended June 30, 2007, approximately 6 restricted shares were forfeited.

During the three months ended June 30, 2007 and 2006, the Company recognized compensation expense related to employee restricted stock of approximately $2,024 and $745, respectively. During the six months ended June 30, 2007 and 2006, the Company recognized compensation expense related to employee restricted stock of approximately $5,006 and $1,355, respectively. In addition, dividends paid on restricted shares securing

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

non-recourse employee loans totaled $68 and $366 for the quarter ended June 30, 2007 and 2006, respectively, and are included in salaries and benefits in the Consolidated Statements of Operations. Dividends paid on restricted shares securing non-recourse employee loans and on forfeited shares totaled $138 and $878 for the six months ended June 30, 2007 and 2006, respectively, and are included in salaries and benefits in the Consolidated Statements of Operations. At June 30, 2007, total unrecognized compensation cost related to restricted stock granted to employees was approximately $19,491 and is expected to be recognized over a weighted average remaining requisite service period of approximately 3.0 years.

Additionally, pursuant to employment agreements with certain executives dated September 18, 2006 the Company will grant to these executives 100 restricted shares, under the 2006 Plan, that will be subject to both service and performance conditions. Forfeiture provisions will lapse with respect to these 100 restricted shares annually each February 28th from 2009 to 2010. As of June 30, 2007, these 100 shares are not yet considered granted under FAS 123R because the performance conditions have not yet been established. Therefore, the Company has not recorded any compensation expense related to these 100 shares.

Non-Employee Director Share Based Compensation

Compensation cost related to restricted shares issued to non-employee directors under the 2006 Non-Employee Director Restricted Stock Plan was approximately $60 and $0 during the six months ended June 30, 2007 and 2006, respectively. The compensation cost related to restricted shares granted to non-employee directors is considered part of the overall compensation to these directors for their services as directors of the Company, therefore this cost is included as a component of general and administrative expense on the Company’s Consolidated Statement of Operations for the six months ended June 30, 2007. At June 30, 2007, total unrecognized compensation cost related to restricted stock granted to non-employee directors was approximately $418 and is expected to be recognized over a weighted average remaining requisite service period of approximately 2.5 years.

The following table summarizes the Company’s restricted stock award activity during the six months ended June 30, 2007:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock subject to forfeiture provisions at December 31, 2006	458	$16.50
Restricted stock granted	930	19.72
Restricted stock for which forfeiture provisions lapsed	(240)	18.89
Restricted stock forfeited	(16)	19.32

Restricted stock subject to forfeiture provisions at June 30, 2007	1,132	$18.70

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

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

During the six months ended June 30, 2007, the Company recorded an income tax benefit of ($567) primarily related to unrealized gains on the Company’s investments and the performance of certain of the Company’s investments that are held in taxable subsidiaries.

Since December 2001, the Company has declared distributions totaling $10.63 per share. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to the Company’s stockholders. To the extent the Company’s taxable earnings fall below the total amount of its distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. For the fiscal years ended December 31, 2006, 2005, 2004, and 2003 a portion of the distributions to the Company’s stockholders was deemed a return of capital. For the quarter ended June 30, 2007, the Company declared a distribution of $0.44 per share which brings total year to date distributions to $0.88 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company determined the tax attributes of its distributions year-to-date as of June 30, 2007, 94% would be from ordinary income, 6% would be from capital gains and none would be a return of capital for stockholders, however, there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2007 distributions to shareholders will actually be.

The following table is a reconciliation of GAAP net income to taxable net income for the six months ended June 30, 2007 and the year ended December 31, 2006:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Net income	$68,500	$100,949
Net change in unrealized appreciation on investments not taxable until realized	(6,561)	(34,604)
Differences between GAAP and tax related to deductibility of long-term incentive compensation	1,882	2,468
Interest income on non-accrual loans that is taxable	7,274	3,612
Dividend income accrued for GAAP purposes which is not yet taxable	(19,573)	(22,266)
Distributions from taxable subsidiaries	13,195	654
Federal tax expense (benefit)	(775)	2,661
Other, net	(3,813)	(93)

Taxable income before deductions for distributions	$60,129	$53,381

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

Note 6—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic
Net income	$38,046	$22,911	$68,500	$49,312
Weighted average common shares outstanding	60,324	53,230	59,202	53,214
Earnings per common share-basic	$0.63	$0.43	$1.16	$0.93
Diluted
Net income	$38,046	$22,911	$68,500	$49,312
Weighted average common shares outstanding	60,324	53,320	59,202	53,214
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	66	—	46	—

Weighted average common shares and common stock equivalents	60,390	53,230	59,248	53,214
Earnings per common share-diluted	$0.63	$0.43	$1.16	$0.93

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

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

Note 7—Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2007 and 2006:

	2007	2006
Per share data:
Net asset value at beginning of period (a)	$12.83	$12.48

Net operating income before investment gains and losses (b)	0.82	0.75
Net realized gains (losses) on investments (b)	0.21	(0.04)
Net change in unrealized appreciation on investments (b)	0.11	0.29
Income tax benefit (provision)	0.01	(0.07)

Net income	1.15	0.93

Distributions declared	(0.88)	(0.84)
Effect of distributions recorded as compensation expense (b)	—	0.01

Net decrease in stockholders’ equity resulting from distributions	(0.88)	(0.83)
Net increase in stockholders’ equity from reduction in stockholder loans	—	0.05
Issuance of shares	0.22	—
Dilutive effect of issuance of restricted stock and restricted stock subject to forfeiture provisions (c)	(0.17)	—
Net increase in stockholders’ equity from restricted stock amortization (b)	0.08	0.02

Net (decrease) increase in stockholders’ equity relating to share issuances	0.13	0.07

Net asset value at end of period (a)	$13.23	$12.65

Per share market value at end of period	$16.02	$15.90
Total return (d)	(16.83)%	14.74%
Shares outstanding at end of period	62,492	53,378

Ratio/Supplemental data:
Net assets at end of period	$826,991	$675,389
Ratio of operating expenses to average net assets (annualized)	10.74%	10.14%
Ratio of net operating income to average net assets (annualized)	12.77%	12.09%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.
(c)	The dilutive effect of issuance of restricted stock and restricted stock subject to forfeiture provisions represents the effect of restricted stock issued during the period and the effect of the lapsing of forfeiture provisions on restricted stock on earnings per share.
(d)	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” Among other requirements, SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 and SFAS No. 159 on its financial position and results of operations.

Note 9—Subsequent Events

On July 12, 2007, the Company entered into the seventh amendment to its MCG Commercial Loan Funding Trust facility, funded by Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. Pursuant to this amendment, certain changes were made to the criteria for the commercial loans in the trust. These changes included increases in the percentage of the collateral in the facility that may be invested in certain industries and geographic locations. In addition, an increase was made to the percentage of loans in the facility that may bear interest at a fixed rate.

In July 2007, the Company’s Commercial Loan Funding Trust facility was renewed by the lender, as required annually, through July 25, 2008. The facility is scheduled to terminate on November 30, 2010. In addition, an amendment was made to the facility to reduce the interest rates for Class A advances and Class B advances to the commercial paper rate plus 0.75% and 1.50%, respectively, per annum. The Class A advances and Class B advances previously bore interest at the commercial paper rate plus 0.95% and 1.75%, respectively, per annum.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of June 30, 2007, including the consolidated schedule of investments, the related consolidated statements of operations for the three- and six-month periods ended June 30, 2007 and 2006, and the consolidated statements of changes in net assets, cash flows, and financial highlights for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of MCG Capital Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2006, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein), and in our report dated February 26, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, including the consolidated schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

McLean, Virginia

July 31, 2007

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share and other period-end data)	2007	2006	2007	2006
Income statement data:
Revenue	$50,188	$35,270	$90,330	$72,907
Net operating income before investment gains and losses and income tax provision (benefit)	28,494	18,885	48,540	39,649
Distributable net operating income (“DNOI”)(a)	30,518	19,630	53,546	41,004
Net income	38,046	22,910	68,500	49,312

Per common share data:
Net operating income before investment gains and losses and income tax provision (benefit) per common share - basic and diluted	$0.47	$0.35	$0.82	$0.75
DNOI per common share—basic and diluted(a)	0.51	0.37	0.90	0.77
Earnings per common share—basic and diluted	0.63	0.43	1.16	0.93
Cash dividends declared per common share	0.44	0.42	0.88	0.84

Selected period-end balances:
Total investment portfolio	$1,473,905	$1,087,594
Total assets	1,573,123	1,213,024
Borrowings	701,065	497,618
Total stockholders’ equity	826,991	675,389
Net asset value per common share(b)	13.23	12.65

Other period-end data:
Average size of investment	16,941	12,359
Number of portfolio companies	87	88
Number of employees	90	79

Reconciliation of DNOI to net operating income before investment gains and losses and income tax provision (benefit):
Net operating income before investment gains and losses and income tax provision (benefit)	$28,494	$18,885	$48,540	$39,649
Amortization of employee restricted stock awards	2,024	745	5,006	1,355

DNOI	$30,518	$19,630	$53,546	$41,004

Weighted average common shares outstanding	60,324	53,230	59,202	53,214
Weighted average common shares outstanding and dilutive common stock equivalents	60,382	53,230	59,248	53,214
Earnings per common share—basic and diluted	0.63	0.43	1.16	0.93
Net operating income before investment gains and losses and income tax provision (benefit) per common share—basic and diluted	0.47	0.35	0.82	0.75
DNOI per share—basic and diluted	0.51	0.37	0.90	0.77

(a)	Distributable net operating income is net operating income before investment gains and losses and income tax provision (benefit), as determined in accordance with U.S. generally accepted accounting principles, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of our operating performance exclusive of employee restricted stock amortization, which represents an expense of MCG but does not require settlement in cash. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in our consolidated financial statements, to help analyze how our business is performing.
(b)	Based on common shares outstanding at period-end.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

MCG Capital Corporation is a solutions-focused commercial finance company providing capital and advisory services to middle market companies throughout the United States. We make debt and equity investments primarily in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $25 million, which we refer to as “middle market” companies. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We primarily acquire new customers directly through our contacts with owner operators and other investors, such as private equity sponsors and fundless sponsors.

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

Portfolio Composition and Investment Activity

The total value of our investment portfolio, exclusive of unearned income, was $1,473.9 million and $1,257.6 million at June 30, 2007 and December 31, 2006, respectively. Our gross originations and advances totaled $369.2 million and $205.3 million during the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, we originated investments of $255.2 million in eighteen portfolio companies (some of which were new customers and some of which were existing customers) and made advances of $114.0 million to existing portfolio companies. The originations of $255.2 million were composed of $140.9 million of senior debt, $56.8 million of secured subordinated debt and $57.5 million of equity. During the six months ended June 30, 2007, the total value of newly originated investments, additional investments in existing portfolio companies, accrual of payment-in-kind interest and dividends, and net unrealized appreciation on investments, net of sales and repayments of securities, resulted in a $216.3 million increase in the total portfolio value of our investments, exclusive of unearned income.

The following table shows our portfolio of investments by security type at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt	$505.2	34.3%	$389.7	31.0%
Subordinated debt
Secured	539.8	36.6	495.0	39.3
Unsecured	12.1	0.8	24.7	2.0

Total debt investments	1,057.1	71.7	909.4	72.3

Preferred equity	357.9	24.3	285.1	22.7
Common/common equivalents equity	58.9	4.0	63.1	5.0

Total equity investments	416.8	28.3	348.2	27.7

Total	$1,473.9	100.0%	$1,257.6	100.0%

Our senior debt investments have increased from 31.0% of our total portfolio at December 31, 2006 to 34.3% of our total portfolio at June 30, 2007. We currently expect to sell some of our senior loans during the remainder of 2007, which would reduce this percentage.

Total portfolio investment activity (exclusive of unearned income) for the six months ended June 30, 2007 and 2006 was as follows:

(dollars in millions)	2007	2006
Investment portfolio at beginning of period	$1,257.6	$1,097.6
Originations and advances	369.2	205.3
Gross payments/reductions/sales of securities	(172.3)	(228.4)
Net unrealized gains	14.4	12.4
Net realized gains (losses)	12.8	(2.3)
Reversals of unrealized (appreciation) depreciation	(7.8)	3.0

Investment portfolio at end of period	$1,473.9	$1,087.6

The following table shows our gross originations and advances during the six months ended June 30, 2007 and 2006 by security type:

(dollars in millions)	2007		2006
Senior secured debt	$174.7	47.3%	$77.7	37.8%
Subordinated debt	109.7	29.7	92.1	44.9
Preferred equity	82.5	22.4	28.2	13.7
Common/common equivalents equity	2.3	0.6	7.3	3.6

Total	$369.2	100.0%	$205.3	100.0%

The following table shows our gross payments, reductions, and sales of securities during the six months ended June 30, 2007 and 2006 by security type:

(dollars in millions)	2007		2006
Senior secured debt	$57.3	33.2%	$199.6	87.4%
Subordinated debt	81.3	47.2	23.7	10.4
Equity	33.7	19.6	5.1	2.2

Total	$172.3	100.0%	$228.4	100.0%

During the six months ended June 30, 2007 and 2006, our gross payments, reductions and sales of securities by transaction type included:

(dollars in millions)	2007	2006
Scheduled principal amortization	$14.9	$20.5
Senior loan sales	4.6	87.3
Principal repayments	110.3	109.4
Payment of paid-in-kind interest and dividends	13.7	7.3
Sale of equity investments	28.8	3.9

Total	$172.3	$228.4

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2007 and December 31, 2006 (excluding unearned income):

	June 30, 2007		December 31, 2006
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications – CLEC (competitive local exchange carriers)	$297.7	20.2%	$274.1	21.8%
Other Communications	44.7	3.0	84.0	6.7
Healthcare	122.1	8.3	112.1	8.9
Plastic Products	83.4	5.7	60.0	4.8
Broadcasting	82.7	5.6	39.9	3.2
Cable	80.0	5.4	38.7	3.1
Business Services	63.1	4.3	51.2	4.1
Logistics	62.1	4.2	—	—
Publishing	57.4	3.9	68.0	5.4
Laboratory Instruments	55.5	3.8	58.4	4.6
Newspaper	54.5	3.7	90.6	7.2
Home Furnishings	52.7	3.6	52.5	4.2
Food Services	48.7	3.3	21.2	1.7
Consumer Products	42.0	2.8	19.4	1.5
Entertainment	41.7	2.8	41.5	3.3
Electronics	39.8	2.7	24.8	2.0
Technology	38.2	2.6	36.2	2.9
Sporting Goods	33.6	2.3	26.9	2.1
Information Services	32.8	2.2	47.4	3.8
Education	31.7	2.1	31.0	2.5
Other Media	26.4	1.8	24.1	1.9
Auto Parts	22.6	1.5	17.2	1.4
Real Estate Investments	14.5	1.0	—	—
Leisure Activities	14.1	1.0	14.3	1.1
Cosmetics	10.4	0.7	6.3	0.5
Drugs	10.0	0.7	10.0	0.8
Other (a)	11.5	0.8	7.8	0.5

	$1,473.9	100.0%	$1,257.6	100.0%

(a)	No individual industry within this category exceeds 1%.

At June 30, 2007, our ten largest portfolio companies represented approximately 42.5% of the total fair value of our investments. These ten customers accounted for approximately 34.2% of our total revenue during the six months ended June 30, 2007. At June 30, 2007, approximately 23.2% of our portfolio at fair value was invested in companies in the communications industry, of which 20.2% were in CLECs. Our two largest portfolio companies, which we control, Broadview Networks Holdings, Inc. (“Broadview”) and Cleartel Communications, Inc. (“Cleartel”) are CLECs. Our remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies. See “Results of Operations” for additional information regarding our investments in Broadview and Cleartel.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2007 and December 31, 2006:

(dollars in millions)
	June 30, 2007			December 31, 2006
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$937.5	(a)	63.6%	$785.3	(a)	62.4%
2	273.2		18.5	285.5		22.7
3	233.4		15.9	158.2		12.6
4	26.8		1.8	23.6		1.9
5	3.0		0.2	5.0		0.4

	$1,473.9		100.0%	$1,257.6		100.0%

(a)	At June 30, 2007 and December 31, 2006, approximately $530.2 million and $447.4 million, respectively, of our investments with an investment rating of “1” were loans to companies in which we also hold equity securities or for which we have already realized a gain on our equity investment.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, at June 30, 2007 and December 31, 2006:

	June 30, 2007			December 31, 2006
(dollars in millions)	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 90 days past due
On non-accrual status	$0.5	—	—	$20.1	2.2%	1.6%
Not on non-accrual status	1.8	0.1%	0.1%	1.8	0.2	0.1

Total loans greater than 90 days past due	$2.3	0.1%	0.1%	$21.9	2.4%	1.7%

Loans on non-accrual status
0 to 90 days past due	$112.3	10.7%	7.7%	$15.3	1.7%	1.2%
Greater than 90 days past due	0.5	—	—	20.1	2.2	1.6

Total loans on non-accrual status	$112.8	10.7%	7.7%	$35.4	3.9%	2.8%

Loans on non-accrual status or greater than 90 days past due	$114.6	10.8%	7.8%	$37.2	4.1%	2.9%

The increase in loans on non-accrual status from $35.4 million at December 31, 2006 to $112.8 million at June 30, 2007 is primarily due to our investment in Cleartel, which we placed on non-accrual status during the first quarter of 2007. At June 30, 2007, Cleartel represented 7.7% of the 10.7% of our loans on non-accrual. During the first half of 2007, we invested an additional $12.4 million of subordinated debt in our second largest portfolio company, Cleartel Communications, Inc. (“Cleartel”), a competitive local exchange carrier (“CLEC”) serving primarily residential customers. As of June 30, 2007, we held Cleartel subordinated debt with a fair value of $81.6 million and Cleartel preferred stock with a fair value of $0.6 million.

During the first quarter of 2007, Cleartel’s progress on the integration of Supra Telecom (“Supra”), a Florida-based CLEC, did not meet our expectations. As a result of Cleartel not meeting our expectations and projections of realizing synergies as well as problems related to the application of its disconnect procedures and credit policies, Cleartel incurred an estimated EBITDA loss of ($0.5) million during the first quarter of 2007 which was not anticipated. During the second quarter of 2007, Cleartel earned an estimated EBITDA of $0.3 million. Cleartel has improved its EBITDA from the first quarter of 2007 to the second quarter of 2007 through improvement in its gross margin from 31.5% in the first quarter of 2007 to 35.3% in the second quarter of 2007. We currently believe Cleartel will continue to improve its results as it improves gross margins, customer retention and bad debt experience. Further, we expect the roll out of new product initiatives at Cleartel over the next several quarters to improve the operational performance of the company.

Since our Cleartel investment is a control investment and because Cleartel is not currently generating sufficient earnings to service its capital structure, all of our debt investments were placed on non-accrual status during the first quarter of 2007 and remained on non-accrual status during the second quarter of 2007. This investment will remain on non-accrual status until the underlying financial results and cash flows of Cleartel improve. Because we intend for Cleartel to continue to invest its cash flows into process improvements and enhanced service offerings, we presently do not expect our Cleartel debt investment to return to accrual status during 2007. At June 30, 2007, Cleartel represented approximately 5.6% of the fair value of our investments compared to 5.8% of the fair value of our investments at December 31, 2006. Cleartel was one of the portfolio companies for which an independent valuation was obtained as of December 31, 2006. Our ability to recognize income from our investment in Cleartel in future periods and the fair value of our investment in Cleartel will be dependent on the financial and operational performance and value of Cleartel.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

The following table shows the components of our net income for the three months ended June 30, 2007 and 2006:

(dollars in millions)	2007	2006	Change	Percentage Change
Revenue
Interest and dividend income	$46.4	$32.3	$14.1	44%
Loan fees	1.2	1.1	0.1	9%

Total interest and dividend income	47.6	33.4	14.2	43%
Advisory fees and other income	2.6	1.9	0.7	37%

Total revenue	50.2	35.3	14.9	42%

Operating expenses
Interest expense	10.5	8.7	1.8	21%
Employee compensation:
Salaries and benefits	6.4	5.0	1.4	28%
Amortization of employee restricted stock	2.0	0.7	1.3	186%

Total employee compensation	8.4	5.7	2.7	47%
General and administrative expense	2.8	2.0	0.8	40%

Total operating expenses	21.7	16.4	5.3	32%

Net operating income before investment gains and losses and income tax provision (benefit)	28.5	18.9	9.6	51%

Net investment gains before income tax provision (benefit)	8.6	7.6	1.0	13%

Income tax provision (benefit)	(0.9)	3.6	(4.5)	N/A

Net income	$38.0	$22.9	$15.1	66%

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

Total interest and dividend income, which includes loan fees, increased $14.2 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Interest income, exclusive of loan fees, increased approximately $5.7 million during the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to an increase in the impact of previously unaccrued interest of $1.9 million, due to two repayments that occurred during the second quarter of 2007, an increase in our average loan portfolio, which had an impact of approximately $4.6 million, and an increase in LIBOR, which had an impact of approximately $0.3 million. These increases were partially offset by a decrease in the spread to LIBOR in our loan portfolio, which had an impact of approximately $(1.1) million. We include in interest income certain amounts that we have not received in cash, such as contractual paid-in-kind (PIK) interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid either by contract or the portfolio company’s choice, but is generally paid at the end of the loan term. During the three months ended June 30, 2007 and 2006, we recognized approximately $2.9 million and $1.7 million, respectively, of previously unaccrued PIK interest that was paid in cash, primarily from one portfolio company. The following table shows the PIK related activity for the three months ended June 30, 2007 and 2006:

(dollars in millions)	2007	2006
Beginning PIK loan balance	$11.1	$15.1
PIK interest earned during the period	6.5	5.0
Principal payments of cash on PIK loans	(5.5)	(2.1)
PIK loans converted to other securities	(0.7)	—
Interest receivable converted to PIK	0.4	1.1

Ending PIK loan balance	$11.8	$19.1

Dividend income increased approximately $8.4 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Certain of our equity investments have stated accruing dividend rates, for which we accrue dividends as they are earned to the extent we believe they will ultimately be paid. The increase in accrued preferred dividends for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to approximately $3.4 million of previously unaccrued dividends we received when we sold our investment in Superior Publishing Corporation and an increase of approximately $4.3 million in accrued preferred dividends from our investment in Broadview. We recognized dividend income equal to the contractual accruing dividend on our preferred equity investment in Broadview of approximately $7.3 million and $3.0 million for the three months ended June 30, 2007 and 2006, respectively. Our dividend activity for the three months ended June 30, 2007 and 2006 was as follows:

(dollars in millions)	2007	2006
Beginning accrued dividend balance	$42.2	$15.9
Dividend income earned during the period	13.7	5.3
Payment of dividends	(3.5)	(1.8)

Ending accrued dividend balance	$52.4	$19.4

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan fee income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. Loan fees increased approximately $0.1 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

The following table shows our loan fee activity during the three months ended June 30, 2007 and 2006:

(dollars in millions)	2007	2006
Beginning unearned income balance	$10.3	$8.4
Additional deferred fees	1.4	0.5
Unearned income recognized	(1.0)	(1.2)

Ending unearned income balance	$10.7	$7.7

The total yield on our average debt portfolio at fair value for the three months ended June 30, 2007 and 2006 was 13.5% and 13.0%, respectively. The average LIBOR for the three months ended June 30, 2007 was 5.4%, an increase of 0.2% from 5.2% for the three months ended June 30, 2006. The spread to average LIBOR on our average loan portfolio at fair value for the three months ended June 30, 2007 was 6.6%, a decrease of approximately 0.1% from 6.7% for the three months ended June 30, 2006. The impact of collected but previously unaccrued interest on our average loan portfolio at fair value for the three months ended June 30, 2007 was 1.5%, an increase of approximately 0.7% from 0.8% for the three months ended June 30, 2006.

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Advisory fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The increase in advisory fees and other income of $0.7 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to increases in advisory and management fees of approximately $1.4 million partially offset by a decrease in bank interest and other fees of approximately $(0.7) million.

For the three months ended June 30, 2007, our largest portfolio company, Broadview, accounted for approximately $7.3 million, or 14.6%, of our total revenue compared to approximately $4.4 million, or 12.4%, of our total revenue for the three months ended June 30, 2006. During the three months ended June 30, 2006, our revenue from our Broadview investment was comprised of interest and dividend income. During the third quarter of 2006, we converted all our debt investments in Broadview to preferred stock, therefore during the three months ended June 30, 2007, our revenue from our Broadview investment was all in the form of dividend income. Our investment in Broadview’s preferred stock is convertible into common stock and represents approximately a 47% ownership of the preferred stock on a fully diluted basis and approximately a 46% ownership interest on an as-if converted basis. As of June 30, 2007, our preferred stock investment in Broadview entitles us to a preferred claim of approximately $251.5 million, prior to claims by Broadview common shareholders. This claim amount represents the amount to which we would be entitled in a liquidation scenario where the value of Broadview is sufficient to satisfy the claims of all preferred equity holders. In other words, $251.5 million is the amount, as of June 30, 2007, that we would be entitled to receive for our preferred stock claim prior to any distributions to the holders of Broadview common stock. We are also entitled to accumulating dividends on our preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $251.5 million but are not payable in cash on a current basis. Based on our current investments in Broadview our future earnings will all be in the form of accumulating dividend income. Further, because accumulating dividends are typically not considered part of taxable income until they are received in cash, it is possible that our GAAP earnings may exceed our taxable earnings by a significant amount until such time as this investment is liquidated. Our ability to recognize income from our investment in Broadview in future periods and the fair value of our investment in Broadview will be dependent on the financial and operational performance and value of Broadview.

During the first quarter of 2007, we placed our investment in Cleartel, our second largest portfolio company, on non-accrual status. We did not recognize any revenue from this investment during the quarter ended June 30, 2007, compared to $1.1 million, or 3.3%, of our total revenue for the three months ended June 30, 2006. As of June 30, 2007, we held Cleartel subordinated debt with a fair value of $81.6 million and Cleartel preferred stock with a fair value of $0.6 million. Our ability to recognize income from our investment in Cleartel in future periods and the fair value of our investment in Cleartel will be dependent on the financial and operational performance and value of Cleartel. See “—Asset Quality” for additional discussion regarding our investment in Cleartel.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense of approximately $1.8 million during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, is primarily attributable to higher average borrowings.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and amortization of employee restricted stock awards. Total salaries and benefits was approximately $6.4 million and $5.0 million during the three months ended June 30, 2007 and June 30, 2006, respectively. The increase of $1.4 million in salaries and benefits was primarily due to increased staffing and variable annual incentive compensation, partially offset by a decrease in dividends on restricted shares with performance based forfeiture restrictions and shares securing employee loans. Amortization of employee restricted stock awards is non-cash compensation related to restricted stock awards granted in 2001, 2006, and 2007. During the quarter ended June 30, 2007, we recognized compensation expense related to restricted stock awards of approximately $2.0 million, compared to approximately $0.7 million for the quarter ended June 30, 2006. We granted approximately 35,000 shares of restricted stock during the second quarter of 2007 pursuant to our 2006 Employee Restricted Stock Plan. The forfeiture provisions will lapse quarterly with respect to these 35,000 restricted shares through June 30, 2010.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses increased approximately $0.8 million during the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to costs resulting from the growth of our business.

Net Operating Income Before Investment Gains and Losses and Income Tax Provision (Benefit)

Net operating income before investment gains and losses and income tax provision (benefit) for the three months ended June 30, 2007 totaled $28.5 million, an increase of approximately $9.6 million compared with $18.9 million for the three months ended June 30, 2006. This increase is due to the items discussed above.

Distributable Net Operating Income (“DNOI”)

DNOI is net operating income before investment gains and losses and income tax provision (benefit), as determined in accordance with GAAP, excluding amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. DNOI serves as an additional measure of our operating performance exclusive of employee restricted stock amortization, which represents an expense of MCG but does not require settlement in cash. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in our consolidated financial statements, to help analyze how our business is performing.

DNOI for the three months ended June 30, 2007 was $30.5 million, or $0.51 per share, compared to $19.6 million, or $0.37 per share, for the three months ended June 30, 2006. The following table shows a reconciliation of our reported net operating income before investment gains and losses and income tax provision (benefit) to DNOI for the quarter ended June 30, 2007 and 2006:

(in thousands, except per share data)
	2007	2006
Net operating income before investment gains and losses and income tax provision (benefit)	$28,494	$18,885
Amortization of employee restricted stock awards	2,024	745

DNOI	$30,518	$19,630

Weighted average common shares outstanding	60,324	53,230
Weighted average common shares outstanding and dilutive common stock equivalents	60,390	53,230
Earnings per common share—basic and diluted	$0.63	$0.43
Net operating income before investment gains and losses and income tax provision (benefit) per common share—basic and diluted	$0.47	$0.35
DNOI per share—basic and diluted	$0.51	$0.37

Net Investment Gains and Losses Before Income Tax Provision (Benefit)

Net investment gains before income tax provision (benefit) totaled approximately $8.6 million for the three months ended June 30, 2007, compared to $7.6 million for the three months ended June 30, 2006. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2007:

			Three Months Ended June 30, 2007
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Superior Publishing Corporation	Newspaper	Control	$4,121	$—	$(740)	$3,381
Jenzabar, Inc.	Technology	Non-affiliate	—	2,088	—	2,088
dick clark productions, inc.	Broadcasting	Non-affiliate	5,941	—	(4,491)	1,450
On Target Media, LLC	Other Media	Affiliate	—	1,352	—	1,352
Crystal Media Network, LLC	Broadcasting	Control	—	940	—	940
Miles Media Group, LLC	Publishing	Non-affiliate	—	985	—	985
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	—	834	—	834
Stratford Schools Holdings, Inc.	Education	Affiliate	—	768	—	768
Working Mother Media, Inc.	Publishing	Control	—	621	—	621
B & H Education, Inc.	Education	Non-affiliate	—	460	—	460
Total Sleep Holdings, Inc.	Healthcare	Control	—	357	—	357
MCI Holdings, LLC	Healthcare	Non-affiliate	—	337	—	337
Superior Industries Investors, LLC	Sporting Goods	Control	—	337	—	337
D&B Towers, LLC	Communications	Non-affiliate	—	(488)	—	(488)
ValuePage, Inc.	Communications— Other	Non-affiliate	—	(576)	—	(576)
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Non-affiliate	—	(1,405)	—	(1,405)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(1,608)	—	(1,608)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(1,706)	—	(1,706)
Other			243	286	(38)	491

Total			$10,305	$3,582	$(5,269)	$8,618

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2006:

			Three Months Ended June 30, 2006
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Midwest Tower Partners, LLC	Communications	Control	$—	$7,564	$—	$7,564
National Product Services, Inc.	Business Services	Control	—	685	—	685
Superior Publishing Corporation	Newspaper	Control	—	643	—	643
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	8	532	—	540
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	538	—	538
dick clark productions, inc.	Broadcasting	Non-affiliate	—	285	—	285
Miles Media Group, LLC	Publishing	Non-affiliate	—	211	—	211
Stratford Schools Holdings, Inc.	Education	Affiliate	—	(549)	—	(549)
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	(583)	—	(583)
Jupitermedia Corporation	Technology	Non-affiliate	—	(606)	—	(606)
Fawcette Technical Publications Holding	Publishing	Control	—	(860)	—	(860)
Other			4	(244)	(11)	(251)

Total			$12	$7,616	$(11)	$7,617

Income Tax Provision (Benefit)

During the three months ended June 30, 2007, we recorded an income tax benefit of ($0.9) million primarily related to unrealized gains on our investments and the performance of certain of the Company’s investments that are held in taxable subsidiaries.

Net Income

Net income totaled approximately $38.0 million for the three months ended June 30, 2007, compared to $22.9 million for the three months ended June 30, 2006. The increase in net income is due to the items discussed above.

Comparison of the Six Months Ended June 30, 2007 and 2006

The following table shows the components of our net income for the six months ended June 30, 2007 and 2006:

(dollars in millions)	2007	2006	Change	Percentage Change
Revenue
Interest and dividend income	$82.0	$62.4	$19.6	31%
Loan fees	2.3	3.5	(1.2)	(34%)

Total interest and dividend income	84.3	65.9	18.4	28%
Advisory fees and other income	6.0	7.0	(1.0)	(14%)

Total revenue	90.3	72.9	17.4	24%

Operating expenses
Interest expense	19.6	17.6	2.0	11%
Employee compensation:
Salaries and benefits	11.9	10.5	1.4	13%
Amortization of employee restricted stock	5.0	1.3	3.7	285%

Total employee compensation	16.9	11.8	5.1	43%
General and administrative expense	5.3	3.9	1.4	36%

Total operating expenses	41.8	33.3	8.5	26%

Net operating income before investment gains and losses and income tax provision (benefit)	48.5	39.6	8.9	22%

Net investment gains before income tax provision (benefit)	19.4	13.3	6.1	46%

Income tax provision (benefit)	(0.6)	3.6	(4.2)	N/A

Net income	$68.5	$49.3	$19.2	39%

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

Total interest and dividend income, which includes loan fees, increased $18.4 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Interest income, exclusive of loan fees, increased approximately $5.4 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due to the increase in our average loan portfolio, which had an impact of approximately $4.3 million, by the increase in LIBOR, which had an impact of approximately $1.7 million and by an increase in the impact of unaccrued interest of $1.4 million. These increases were partially offset by a decrease in the spread to LIBOR in our loan portfolio, which had an impact of approximately $(2.0) million. We include in interest income certain amounts that we have not received in cash, such as contractual paid-in-kind (PIK) interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid either by contract or the portfolio company’s choice, but is generally paid at the end of the loan term. During the six months ended June 30, 2007 and 2006, we recognized approximately $2.9 million and $1.7 million, respectively, of previously unaccrued PIK interest that was paid in cash. The following table shows the PIK related activity for the six months ended June 30, 2007 and 2006:

(dollars in millions)	2007	2006
Beginning PIK loan balance	$11.1	$13.5
PIK interest earned during the period	9.4	9.3
Principal payments of cash on PIK loans	(9.2)	(6.2)
PIK loans converted to other securities	(0.7)	(0.2)
PIK loans purchased	0.4	—
Interest receivable converted to PIK	0.8	2.7

Ending PIK loan balance	$11.8	$19.1

Dividend income increased approximately $14.2 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Certain of our equity investments have stated accruing dividend rates, for which we accrue dividends as they are earned to the extent we believe they will ultimately be paid. The increase in accrued preferred dividends for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to approximately $3.4 million of previously unaccrued dividends we received when we sold our investment in Superior Publishing Corporation and an increase of approximately $8.5 million in accrued preferred dividends from our investment in Broadview. We recognized dividend income equal to the contractual accruing dividend on our preferred equity investment in Broadview of approximately $14.5 million and $6.0 million for the six months ended June 30, 2007 and 2006, respectively. Our dividend activity for the six months ended June 30, 2007 and 2006 was as follows:

(dollars in millions)	2007	2006
Beginning accrued dividend balance	$33.6	$12.4
Dividend income earned during the period	23.0	8.8
Payment of dividends	(4.2)	(1.8)

Ending accrued dividend balance	$52.4	$19.4

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan fee income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. Loan fees decreased approximately $(1.2) million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

The following table shows our loan fee activity during the six months ended June 30, 2007 and 2006:

(dollars in millions)	2007	2006
Beginning unearned income balance	$9.5	$9.1
Additional deferred fees	3.3	2.1
Unearned income recognized	(2.1)	(3.5)

Ending unearned income balance	$10.7	$7.7

The total yield on our average debt portfolio at fair value for the six months ended June 30, 2007 and 2006 was 12.8% and 12.9%, respectively. The average LIBOR for the six months ended June 30, 2007 was 5.4%, an increase of 0.4% from 5.0% for the six months ended June 30, 2006. The spread to average LIBOR on our average loan portfolio at fair value for the six months ended June 30, 2007 was 6.6%, a decrease of approximately (0.8)% from 7.4% for the six months ended June 30, 2006.

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Advisory fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The decrease in advisory fees and other income of $(1.0) million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to decreases in prepayment fees of $(1.8) million and bank interest and other fees of approximately $(1.3) million partially offset by an increase in advisory and management fees of $2.1 million.

For the six months ended June 30, 2007, our largest portfolio company, Broadview, accounted for approximately $14.5 million, or 16.0%, of our total revenue compared to approximately $8.6 million, or 11.8%, of our total revenue for the six months ended June 30, 2006. During the six months ended June 30, 2006, our revenue from our Broadview investment was comprised of interest and dividend income. During the third quarter of 2006, we converted all our debt investments in Broadview to preferred stock, therefore during the three months ended June 30, 2007, our revenue from our Broadview investment was all in the form of dividend income. Our investment in Broadview’s preferred stock is convertible into common stock and represents approximately a 47% ownership of the preferred stock on a fully diluted basis and approximately a 46% ownership interest on an as-if converted basis. As of June 30, 2007, our preferred stock investment in Broadview entitles us to a preferred claim of approximately $251.5 million, prior to claims by Broadview common shareholders. This claim amount represents the amount to which we would be entitled in a liquidation scenario where the value of Broadview is sufficient to satisfy the claims of all preferred equity holders. In other words, $251.5 million is the amount, as of June 30, 2007, that we would be entitled to receive for our preferred stock claim prior to any distributions to the holders of Broadview common stock. We are also entitled to accumulating dividends on our preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $251.5 million but are not payable in cash on a current basis. Based on our current investments in Broadview our future earnings will all be in the form of accumulating dividend income. Further, because accumulating dividends are typically not considered part of taxable income until they are received in cash, it is possible that our GAAP earnings may exceed our taxable earnings by a significant amount until such time as this investment is liquidated. Our ability to recognize income from our investment in Broadview in future periods and the fair value of our investment in Broadview will be dependent on the financial and operational performance and value of Broadview.

During the first quarter of 2007, we placed our investment in Cleartel, our second largest portfolio company, on non-accrual status. We did not recognize any revenue from this investment during the six months ended June 30, 2007, compared to $2.1 million, or 2.9%, of our total revenue for the six months ended June 30, 2006. As of June 30, 2007, we held Cleartel subordinated debt with a fair value of $81.6 million and Cleartel preferred stock with a fair value of $0.6 million. Our ability to recognize income from our investment in Cleartel in future periods and the fair value of our investment in Cleartel will be dependent on the financial and operational performance and value of Cleartel. See “—Asset Quality” for additional discussion regarding our investment in Cleartel.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense of approximately $2.0 million during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, is primarily attributable to higher average borrowings.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and amortization of employee restricted stock awards. Total salaries and benefits was approximately $11.9 million and $10.5 million during the six months ended June 30, 2007 and June 30, 2006, respectively. The increase of $1.4 million in salaries and benefits was primarily due to increased staffing and variable annual incentive compensation partially offset by a decrease in dividends on restricted shares with performance based forfeiture restrictions and shares securing employee loans. Amortization of employee restricted stock awards is non-cash compensation related to restricted stock awards granted in 2001, 2006, and 2007. During the six months ended June 30, 2007, we recognized compensation expense related to restricted stock awards of approximately $5.0 million, compared to approximately $1.3 million for the six months ended June 30, 2006. We granted approximately 916,000 shares of restricted stock during the six months of 2007 pursuant to our 2006 Employee Restricted Stock Plan. The forfeiture provisions will lapse quarterly with respect to 816,000 of these restricted shares through December 31, 2010 and with respect to 100,000 of these shares annually through February 28, 2008.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses increased approximately $1.4 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due to costs resulting from the growth of our business.

Net Operating Income Before Investment Gains and Losses and Income Tax Provision (Benefit)

Net operating income before investment gains and losses and income tax provision (benefit) for the six months ended June 30, 2007 totaled $48.5 million, an increase of approximately $8.9 million compared with $39.6 million for the six months ended June 30, 2006. This increase is due to the items discussed above.

Distributable Net Operating Income (“DNOI”)

DNOI is net operating income before investment gains and losses and income tax provision (benefit), as determined in accordance with GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of our operating performance exclusive of employee restricted stock amortization, which represents an expense of MCG but does not require settlement in cash. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in our consolidated financial statements, to help analyze how our business is performing.

DNOI for the six months ended June 30, 2007 was $53.5 million, or $0.90 per share, compared to $41.0 million, or $0.77 per share, for the six months ended June 30, 2006. The following table shows a reconciliation of our reported net operating income before investment gains and losses and income tax provision (benefit) to DNOI for the six months ended June 30, 2007 and 2006:

(in thousands, except per share data)
	2007	2006
Net operating income before investment gains and losses and income tax provision (benefit)	$48,540	$39,649
Amortization of employee restricted stock awards	5,006	1,355

DNOI	$53,546	$41,004

Weighted average common shares outstanding	59,202	53,214
Weighted average common shares outstanding and dilutive common stock equivalents	59,248	53,214
Earnings per common share—basic and diluted	$1.16	$0.93
Net operating income before investment gains and losses and income tax provision (benefit) per common share—basic and diluted	$0.82	$0.75
DNOI per share—basic and diluted	$0.90	$0.77

Net Investment Gains and Losses Before Income Tax Provision (Benefit)

Net investment gains before income tax provision (benefit) totaled approximately $19.4 million for the six months ended June 30, 2007, compared to $13.3 million for the six months ended June 30, 2006. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the six months ended June 30, 2007:

			Six Months Ended June 30, 2007
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Jet Plastica Investors, LLC	Plastic Products	Control	$—	$6,157	$—	$6,157
Superior Publishing Corporation	Newspaper	Control	4,121	(140)	(740)	3,241
Superior Industries Investors, LLC	Sporting Goods	Control	—	2,752	—	2,752
Jenzabar, Inc.	Technology	Non-affiliate	—	2,016	—	2,016
On Target Media, LLC	Other Media	Affiliate	—	1,549	—	1,549
dick clark productions, inc.	Broadcasting	Non-affiliate	5,941	—	(4,491)	1,450
Crystal Media Network, LLC	Broadcasting	Control	—	1,051	—	1,051
PremierGarage Holdings, LLC	Home Furnishings	Control	—	1,089	—	1,089
National Product Services, Inc.	Business Services	Control	—	1,160	—	1,160
Stratford Schools Holdings, Inc.	Education	Affiliate	—	791	—	791
Miles Media Group, LLC	Publishing	Non-affiliate	—	781	—	781
Working Mother Media, Inc.	Publishing	Control	—	781	—	781
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	—	613	—	613
Platinum Wireless, Inc.	Communications	Control	(1,149)	—	1,149	—
Midwest Tower Partners, LLC	Communications	Control	3,642	(115)	(3,642)	(115)
D&B Towers, LLC	Communications	Non-affiliate	—	(1,290)	—	(1,290)
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Non-affiliate	—	(1,405)	—	(1,405)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(1,914)	—	(1,914)
Other			277	567	(158)	686

Total			$12,832	$14,443	$(7,882)	$19,393

			Six Months Ended June 30, 2006
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Midwest Tower Partners, LLC	Communications	Control	$—	$7,413	$—	$7,413
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	583	1,328	—	1,911
Stratford Schools Holdings, Inc.	Education	Affiliate	—	1,457	—	1,457
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	988	—	988
National Product Services, Inc.	Business Services	Control	—	685	—	685
I-55 Internet Services, Inc.	Communications	Non-affiliate	—	—	606	606
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	596	—	596
Jenzabar, Inc.	Technology	Non-affiliate	—	580	—	580
Superior Publishing Corporation	Newspaper	Control	—	566	—	566
dick clark productions, inc.	Broadcasting	Non-affiliate	—	474	—	474
Miles Media Group, LLC	Publishing	Non-affiliate	—	404	—	404
Telecomm South, LLC	Communications	Control	(1,493)	—	1,493	—
Copperstate Technologies, Inc.	Security Alarm	Control	(1,483)	—	1,053	(430)
Fawcette Technical Publications Holding	Publishing	Control	—	(1,735)	—	(1,735)
Other			189	(293)	(156)	(260)

Total			$(2,204)	$12,463	$2,996	$13,255

Our board of directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. As part of our process for determining the fair value of our portfolio of investments, we retained independent valuation firms to perform independent valuations on certain of our portfolio companies and review certain of our fair value determinations. The independent valuations and the reviews were considered by our board of directors in its determination of the fair value of our portfolio companies. We intend to continue to obtain independent valuations or reviews of our fair value determinations and to periodically update those valuations and reviews. The following table summarizes the independent valuations and reviews that have been performed from December 31, 2006 through June 30, 2007:

(dollars in millions)	Total Investment	Equity Investment
Total portfolio value at June 30, 2007	$1,473.9	$416.9
Number of companies in our portfolio as of June 30, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and June 30, 2007	32	24
Total value of companies in our portfolio as of June 30, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and June 30, 2007	$961.6	$329.2
% of portfolio value as of June 30, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and June 30, 2007	65%	79%
% of portfolio value that is greater than one year old as of June 30, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and June 30, 2007	83%	96%
% of loans on non-accrual status as of June 30, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and June 30, 2007	100%	N/A

Income Tax Provision (Benefit)

During the six months ended June 30, 2007, we recorded an income tax benefit of ($0.6) million primarily related to unrealized gains on our investments and the performance of certain of the Company’s investments that are held in taxable subsidiaries.

Net Income

Net income totaled approximately $68.5 million for the six months ended June 30, 2007, compared to $49.3 million for the six months ended June 30, 2006. The increase in net income is due to the items discussed above.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents, Cash, Securitization Accounts, and Cash, Restricted

At June 30, 2007 and December 31, 2006, we had $47.2 million and $21.7 million, respectively, in cash and cash equivalents. In addition, at June 30, 2007 and December 31, 2006, we had $34.3 million and $15.9 million, respectively, in cash, securitization accounts. We also had $3.3 million and $2.6 million of restricted cash as of June 30, 2007 and December 31, 2006, respectively. We primarily invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements, while in other cases we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts negatively impacts our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. At June 30, 2007, our cash and cash equivalents and cash, securitization accounts included cash proceeds from sales of securities at the very end of the quarter and cash on hand to fund investments at the very beginning of the third quarter. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operational needs.

For the six months ended June 30, 2007, net cash provided by operating activities totaled $39.8 million, an increase of approximately $0.1 million from $39.7 million for the six months ended June 30, 2006. This increase was due primarily to higher net income, a decrease in other assets, and increases in amortization of restricted stock awards, interest payable and unearned income, partially offset by higher paid-in-kind interest and dividends and realized gains on investments which are included in net income, an increase in cash securitization accounts from interest collections a decrease in other liabilities, and an increase in interest receivable. During the six months ended June 30, 2007, net cash used in investing activities was $(177.8) million compared to cash provided by investing activities of $37.3 million during the six months ended June 30, 2006. This change is primarily the result of a decrease in cash received from principal payments on loans of approximately $87.7 million, an increase of approximately $112.0 million of originations, draws and advances on loans, an increase of approximately $41.4 million in equity investments made and an increase of approximately $0.2 million in fixed asset purchases, partially offset by an increase in the proceeds from the sales of equity investments of approximately $26.2 million. During the six months ended June 30, 2007, cash provided by financing activities was approximately $163.5 million compared to cash used in financing activities of $(88.9) million during the six months ended June 30, 2006. This change is mainly due to an increase in proceeds from borrowings of approximately $193.0 million, an increase in proceeds from issuance of common stock of approximately $53.7 million and a reduction in cash in securitization accounts for paydown of principal on debt of approximately $9.1 million, a decrease in payment of financing costs of approximately $6.5 million, partially offset by an increase in dividends paid of approximately $7.4 million and a decrease in repayment of stockholder loans of approximately $2.5 million.

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

During the six months ended June 30, 2007, we raised approximately $53.4 million in net proceeds from the sale of 3,000,000 shares of newly issued common stock. During the six months ended June 30, 2006 we did not raise any proceeds by selling shares of newly issued common stock.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders substantially all of our income. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of June 30, 2007, this ratio was 214%. This requirement limits the amount that we may borrow.

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

As of June 30, 2007, we had unused commitments to extend credit to our customers of $153.3 million, which are not reflected on our balance sheet. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of June 30, 2007, we had guarantees and standby letters of credit of approximately $11.3 million.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2007:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (b)	$701.1	$266.4	$—	$50.0	$384.7
Future minimum rental obligations	11.2	1.9	4.0	4.1	1.2

Total contractual obligations	$712.3	$268.3	$4.0	$54.1	$385.9

(a)	This excludes the unused commitments to extend credit to our customers of $153.3 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility, the Commercial Loan Trust 2006-2, and the Revolving Unsecured Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities.

Borrowings

The following table shows our borrowings as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
(dollars in millions)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Unsecured Notes	$50.0	$50.0	$50.0	$50.0
Commercial Loan Trust 2006-2	200.0	141.5	200.0	84.0
Commercial Loan Funding Trust Facility	—	—	250.0	84.0
Class A Variable Funding Certificates	218.8	86.9	—	—
Class B Variable Funding Certificates	31.2	7.0	—	—
Term Securitization
Series 2006-1 Class A-1 Notes	106.2	106.2	106.2	106.2
Series 2006-1 Class A-2 Notes	50.0	42.2	50.0	11.4
Series 2006-1 Class A-3 Notes	85.0	85.0	85.0	35.0
Series 2006-1 Class B Notes	58.8	58.8	58.8	58.8
Series 2006-1 Class C Notes	45.0	45.0	45.0	45.0
Series 2006-1 Class D Notes	47.5	47.5	47.5	47.5
Revolving Unsecured Credit Facility	100.0	31.0	100.0	—

Total	$992.5	$701.1	$992.5	$521.9

For the above borrowings, the fair value of the borrowings approximates cost. The following table shows our weighted average borrowings, the weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the six months ended June 30, 2007 and 2006:

(dollars in millions)	2007	2006
Weighted average borrowings	$587.8	$511.0
Average LIBOR	5.4%	5.0%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	1.0%	1.0%
Impact of amortization of deferred debt issuance costs	0.3%	0.9%

Total cost of funds	6.7%	6.9%

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

We use this warehouse credit facility to fund the origination of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances. As of June 30, 2007 we had $141.5 million outstanding under this facility.

MCG Commercial Loan Funding Trust. We have, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by us to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. This facility is funded through two separate Variable Funding Certificates, or VFCs, a $218.8 million Class A VFC and a $31.2 million Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral and bear interest at the commercial paper rate plus 0.95%. Advances under the Class B VFC may be up to 10% of eligible collateral and bear interest at the commercial paper rate plus 1.75%. The facility is scheduled to terminate in November 2010, but is subject to annual renewal and may be extended under certain circumstances. Subsequent to June 30, 2007, this facility was renewed through July 25, 2008. As of June 30, 2007, we had $86.9 million Class A VFC and $7.0 million Class B VFC outstanding under this credit facility. See “Recent Developments” for further discussion of this facility.

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full during April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $476.2 million as of June 30, 2007, which were purchased by the trust from us. Additional commercial loans will be purchased by the trust from us primarily using the proceeds from the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of June 30, 2007, we had $384.7 million of these notes outstanding.

Revolving Unsecured Credit Facility. This facility is a $100.0 million unsecured revolving credit facility established with HVB. The facility allows for additional lenders with HVB acting as the agent. The $100.0 million commitment is maintained by four lenders. HVB, Chevy Chase Bank, Sovereign Bank and Royal Bank

of Canada maintain $50.0 million, $10.0 million, $15.0 million, and $25.0 million commitments, respectively. Advances under this credit facility bear interest at LIBOR plus 2.00%, the prime rate plus 0.50% or the Federal Funds rate plus 2.25%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, minimum cash net operating income and a minimum ratio of earnings before interest and taxes to interest expense. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. As of June 30, 2007, we had $31.0 million outstanding under this credit facility.

On December 13, 2004, we formed a subsidiary, Solutions Capital I, LP, which has applied to the United States Small Business Administration (“SBA”) for a license to operate as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958, as amended. We are currently in the pre-licensure phase of the licensing process and anticipate completion of the licensing process during the summer of 2007. Upon receipt of the SBA license, we intend to apply for exemptive relief from the SEC to permit us to exclude senior securities issued by the SBA to Solutions Capital I, LP from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There can be no assurance that we will be granted an SBIC license or receive the exemptive relief from the SEC.

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

The following table summarizes our distributions declared since January 1, 2006:

Date Declared	Record Date	Payment Date	Amount
July 26, 2007	August 23, 2007	October 30, 2007	$0.44
April 17, 2007	May 24, 2007	July 30, 2007	0.44
February 15, 2007	March 15, 2007	April 27, 2007	0.44
October 26, 2006	November 22, 2006	January 30, 2007	0.42
July 27, 2006	August 24, 2006	October 30, 2006	0.42
April 27, 2006	May 25, 2006	July 28, 2006	0.42
February 16, 2006	March 16, 2006	April 27, 2006	0.42

Since December 2001, we have declared distributions of $10.63 per share totaling over $455.0 million. For 2007, we currently estimate that our dividends will be at least $1.76 per share. This estimate takes into consideration our estimates of distributable net operating income, net income, capital gains and taxable income for 2007.

Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains.

For the fiscal years ended December 31, 2006, 2005, 2004 and 2003 a portion of the distribution to our stockholders was deemed a return of capital. For the quarter ended June 30, 2007, we declared a distribution of $0.44 per share which brings total year to date distributions to $0.88 per share. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we determined the tax attributes of our distributions year-to-date as of June 30, 2007, 94% would be from ordinary income, 6% would be from capital gains and none would be a return of capital for shareholders, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of our 2007 distributions to shareholders will actually be.

The following table is a reconciliation of GAAP net income to taxable net income for the six month period ended June 30, 2007 and the year ended December 31, 2006:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
(dollars in millions)
Net income	$68.5	$100.9
Net change in unrealized (appreciation) depreciation on investments not taxable until realized	(6.6)	(34.6)
Differences between GAAP and tax related to deductibility of long-term incentive compensation	1.9	2.5
Interest income on nonaccrual loans that is taxable	7.3	3.6
Dividend income accrued for GAAP purposes which is not yet taxable	(19.6)	(22.3)
Distributions from taxable subsidiaries	13.2	0.7
Federal tax expense (benefit)	(0.8)	2.7
Other, net	(3.8)	(0.1)

Taxable income before deductions for distributions	$60.1	$53.4

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

Income Recognition

Interest and Dividend Income

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When a loan becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

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

Advisory Fees and Other Income

Advisory fees and other income is related to advisory and management services, equity structuring fees, prepayment fees, research revenues, bank interest, and other fees. We charge fees for advisory or management services that we provide to our portfolio companies. These fees are charged at market rates as documented in an agreement between MCG and the portfolio company that outlines the services and the fees to which both parties have agreed. Advisory and management services fees are recognized when earned. Equity structuring fees are recognized as earned, which is generally when the investment transaction closes. Prepayment fees are recognized upon receipt.

Valuation of Investments

We determine the value of each investment in our portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At June 30, 2007, approximately 94% of our total assets represented investments of which approximately 96% are valued at fair value and approximately 4% are valued at market value based on readily ascertainable public market quotes at June 30, 2007. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Securitization Transactions

Periodically, we transfer pools of loans to bankruptcy remote, special purpose entities for use in securitization transactions. These transfers of loans are treated as secured borrowing financing arrangements in accordance with FASB SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the assets assumed by our consolidated bankruptcy remote special purpose entities equaling $795.8 million and $677.4 million at June 30, 2007 and December 31, 2006, respectively.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” Among other requirements, SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 and SFAS No. 159 on our financial position and results of operations.

Recent Developments

On July 12, 2007, we entered into the seventh amendment to our MCG Commercial Loan Funding Trust facility, funded by Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. Pursuant to this amendment, certain changes were made to the criteria for the commercial loans in the trust. These changes included increases in the percentage of the collateral in the facility that may be invested in certain industries and geographic locations. In addition, an increase was made to the percentage of loans in the facility that may bear interest at a fixed rate.

In July 2007, our Commercial Loan Funding Trust facility was renewed by the lender, as required annually, through July 25, 2008. The facility is scheduled to terminate on November 30, 2010. In addition, an amendment was made to the facility to reduce the interest rates for Class A advances and Class B advances to the commercial paper rate plus 0.75% and 1.50%, respectively, per annum. The Class A advances and Class B advances previously bore interest at the commercial paper rate plus 0.95% and 1.75%, respectively, per annum.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of June 30, 2007, approximately 65% of our loan portfolio, at cost, bears interest at a spread to LIBOR or Prime, and 35% at a fixed rate. As of June 30, 2007, approximately 28% of our loan portfolio, at cost, has LIBOR floors between 1.50% and 3.00% on the LIBOR base index.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. At June 30, 2007, we were not a party to any hedging arrangements. Certain of our interest bearing investments contain LIBOR floors between 1.50% and 3.00% on the LIBOR base index to minimize our exposure to significant decreases in interest rates.

The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$81.3	$—	$37.5	$—
Money Market Rate	3.3	—	2.6	—
Prime Rate	0.9	—	0.4	—
30-Day LIBOR	23.0	—	14.5	—
60-Day LIBOR	—	—	0.8	—
90-Day LIBOR	629.4	526.2	522.0	388.0
180-Day LIBOR	33.8	—	42.6	—
9 month LIBOR	—	—	1.3	—
Commercial Paper	—	93.9	—	83.9
Federal Funds	—	31.0	—	—
Fixed Rate	375.1	50.0	334.8	50.0

Total	$1,146.8	$701.1	$956.5	$521.9

Based on our June 30, 2007 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure:

(dollars in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
(300)	$(22.7)	$(19.5)	$(3.2)
(200)	(15.4)	(13.0)	(2.4)
(100)	(7.7)	(6.5)	(1.2)
100	7.7	6.5	1.2
200	15.4	13.0	2.4
300	23.2	19.5	3.7

Item 4.	Controls and Procedures

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our portfolio primarily consists of debt and equity investments in privately owned middle market companies. Compared to larger publicly owned companies, these middle market companies may be more vulnerable to economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position, and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Typically, their success depends on the management talents and efforts of an individual or a small group of persons. The death, disability or resignation of any of their key employees could harm their financial condition. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any collateral for the loan.

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

From time to time we target specific industries in which to invest on a recurring basis, which could cause a high concentration of our portfolio in a specific industry. At June 30, 2007, approximately 23.2% of our portfolio at fair value was invested in companies in the communications industry. Of the 23.2% in the communications industry, 20.2% represents our investments in CLECs, and 3.0% represents our investments in other communications companies. If our customers in the communications industry, or any other industry in which our portfolio is or may become concentrated, suffer due to adverse business conditions or due to economic slowdowns or downturns, we will be more vulnerable to losses in our portfolio and our operating results may be negatively impacted.

Our financial results could be negatively affected if Broadview Networks Holdings, Inc. fails to perform as expected.

At June 30, 2007, our largest portfolio investment and one of our control investments was Broadview Networks Holdings, Inc. (“Broadview”), which totaled $174.2 million at fair value, or 11.8% of the fair value of our investments, and accounted for approximately $7.3 million, or 16.0% of our operating income during the six months ended June 30, 2007. We own preferred securities of Broadview, which entitle us to a preferred claim of approximately $251.5 million, plus dividends, which accumulate at an annual rate of 12%, compounded quarterly, on our preferred claim. We currently recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends in future periods will be dependent upon the financial and operational performance and value of Broadview. Our financial results could be negatively affected if this portfolio company fails to perform as expected or if we are unable to recognize these dividends as income on a quarterly basis.

Our ability to recognize income from our investment in Cleartel Communications, Inc. in future periods and the fair value of our investment in Cleartel is dependent on Cleartel’s performance.

Cleartel Communications, Inc. (“Cleartel”) is our second largest portfolio investment and one of our control investments. We placed our investment in Cleartel on non-accrual status during the first quarter of 2007 because, at the time, Cleartel was not generating sufficient earnings to service its capital structure. Cleartel remained on non-accrual status during the second quarter of 2007. Because we intend for Cleartel to continue to invest its cash flows into process improvements and enhanced service offerings, we presently do not expect our Cleartel debt investment to return to accrual status during 2007. Cleartel represents approximately 5.6% of the fair value of our investments at June 30, 2007. As of June 30, 2007, we held Cleartel subordinated debt with a fair value of $81.6 million and Cleartel preferred stock with a fair value of $0.6 million, which includes a decrease in the fair value of the preferred stock of $40.1 million, which was recorded during the fourth quarter of 2006. Cleartel’s future performance and value is largely dependent on the realization of synergies in connection with Cleartel’s acquisition of Supra Telecom, a Florida-based CLEC, which Cleartel acquired during the fourth quarter of 2006. Our ability to recognize income from our Cleartel investment in future periods and the fair value of our investment in Cleartel will be dependent upon the performance, including the underlying financial results and cash flows, of Cleartel and its ability to execute its plan to provide enhanced servicing offerings to its existing customers.

Economic downturns or recessions could impair our customers’ financial position and operating results, which could, in turn, harm our operating results and reduce our volume of new investments.

Many of the companies in which we have made or will make investments may be susceptible to economic downturns or recessions. An economic downturn or recession may affect the ability of a company to repay our loans or engage in a liquidity event, such as a sale, recapitalization, or initial public offering. Therefore, our non- performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic downturns or recessions could lead to financial losses in our portfolio and decreases in revenue, net income and assets.

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

We have elected to be taxed for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, as well as if we continue to qualify as a business development company, we will qualify to be a RIC and will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a RIC. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income, we generally will be subject to a 4% excise tax.

Because we will distribute substantially all of our income to our stockholders, we will continue to need additional capital to finance our growth. If additional capital is unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our income. We may elect to make deemed distributions to our stockholders of certain net capital gains. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. Additional financing may not be available on favorable terms, if at all, or may be restricted by the terms of our debt facilities. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease.

We have substantial indebtedness and servicing our indebtedness could reduce funds available to grow our business or make new investments.

As of June 30, 2007, we had $701.1 million of outstanding borrowings under our debt facilities. As of June 30, 2007, the weighted average annual interest rate on all of our outstanding borrowings was 6.23%, excluding the amortization of deferred debt issuance costs. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our June 30, 2007 total assets of at least 2.78%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $201.8 million as of June 30, 2007.

Our securitization facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code. In addition, some of our debt facilities, including our unsecured notes, contain cross-default provisions, whereby a default under one of our debt facilities could constitute a default under other debt facilities.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At June 30, 2007, this ratio was approximately 214%.

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

Our Revolving Unsecured Credit Facility is scheduled to expire on June 4, 2008. Our Commercial Loan Funding Trust Facility $250.0 million warehouse financing facility through Three Pillars Funding, LLC is scheduled to terminate on November 7, 2010, but is subject to annual renewal by the lender and may be extended under certain circumstances. The next renewal date for this facility is July 25, 2008.

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

In accordance with generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income in advance of receiving cash payment, and are separately identified on our consolidated statements of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain RIC tax treatment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

If we fail to manage our growth, our financial results could be adversely affected.

Our growth could place significant strain on our management systems and resources. We must continue to refine and expand our marketing capabilities, our management of the investment process, our access to financing resources and our technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not develop sufficient lending and administrative personnel and management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations could be adversely affected and our financial results could be adversely affected.

If we need to sell any of our investments, we may not be able to do so at a favorable price and, as a result, we may suffer losses.

Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. In addition, if we were forced to immediately liquidate some or all of the investments in our portfolio, the proceeds of such liquidation could be significantly less than the current value of such investments. We may be required to liquidate some or all of our portfolio to meet our debt service obligations or to maintain our qualification as a business development company and as a RIC if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

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

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally have no effect on the existing fixed rate loans in our portfolio. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 65% of the loans in our portfolio, based on amounts outstanding at cost as of June 30, 2007, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 35% were at fixed rates.

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

Although we believe that our consolidation of the Subsidiaries conforms with GAAP, there can be no assurance that the SEC Staff will ultimately concur with our position. Such events could have a material impact on our future reported results.

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

During the six months ended June 30, 2007, we issued a total of 17,741 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $315,000.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On May 9, 2007, the Company held its Annual Meeting of Stockholders. The following matters were submitted to the stockholders for consideration:

1.	To elect three directors of the Company who will serve for three years, or until their successors are elected and qualified;

2.	To ratify the selection of the independent registered public accounting firm of Ernst & Young LLP to serve as independent auditors for the Company for the fiscal year ending December 31, 2007;

The results of the shares voted with regard to each of these matters are as follows:

1.	Election of directors:

Director	For	Withheld
Steven F. Tunney	54,269,800	508,676
Edward S. Civera	54,395,943	382,533
Kim D. Kelly	54,343,849	434,627

Continuing directors whose terms did not expire at the annual meeting were as follows: Robert J. Merrick, B. Hagen Saville, Jeffrey M. Bucher, Kenneth J. O’Keefe, and Wallace B. Millner, III.

2.	Ratification of the appointment of Ernst & Young LLP as auditors:

For	Against	Abstain
54,627,691	96,153	54,361

Item 5.	Other Information

In July 2007, our Commercial Loan Funding Trust facility was renewed by the lender, as required annually, through July 25, 2008. The facility is scheduled to terminate on November 30, 2010. In addition, an amendment was made to the facility to reduce the interest rates for Class A advances and Class B advances to the commercial paper rate plus 0.75% and 1.50%, respectively, per annum. The Class A advances and Class B advances previously bore interest at the commercial paper rate plus 0.95% and 1.75%, respectively, per annum.

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

10.18

Form of Pledge Agreement between the Company and senior management, dated as of June 24, 1998 (incorporated by reference to Exhibit i.7 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.19	Custodial Agreement between the Company and Riggs Bank, N.A. (incorporated by reference to Exhibit 10.45 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.20

Deed of Lease by and between Twin Towers II Associates Limited Partnership, as landlord, and MCG Capital Corporation, as tenant, dated as of September 24, 2002 (incorporated by reference to Exhibit 10.50 filed with MCG Capital’s Form 10-Q for the quarter ended September 30, 2002).

10.21

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

10.23

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

10.24

Credit and Warehouse Agreement, dated as of April 21, 2005, among UBS AG, Stamford Branch, MCG Commercial Loan Trust 2005-1 and MCG Capital Corporation (incorporated by reference to Exhibit 10.71 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.25

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

10.29

Second Amendment to Sale and Servicing Agreement, dated as of July 29, 2005 among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.76 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2005).

10.30

Amended and Restated Revolving Credit Agreement dated as of September 20, 2005 among MCG Capital Corporation, Bayerische Hypo-Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on September 21, 2005).

10.31	Note Purchase Agreement, dated October 11, 2005 (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on October 12, 2005).

10.32

Third Amendment to Sale and Servicing Agreement, dated as of December 7, 2005 among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo Bank, National Association (incorporated by reference Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on December 13, 2005).

10.33

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

10.34

Indenture by and between MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006 (incorporated by reference to Exhibit f.24 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.35

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

10.40

Custody Agreement, dated as of May 2, 2006, among MCG Capital Corporation, MCG Finance VIII, LLC, MCG Commercial Loan Trust 2006-2, Wells Fargo Bank, National Association and Merrill Lynch Capital Corp. (incorporated by reference to exhibit 10.61 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2006).

10.41	MCG Capital Corporation 2006 Non-Employee Director Restricted Stock Plan (incorporated by reference to exhibit 10.62 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

10.42	MCG Capital Corporation 2006 Employee Restricted Stock Plan (incorporated by reference to exhibit 10.63 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

10.43

Second Amended and Restated Revolving Credit Agreement dated as of June 19, 2006 among MCG Capital Corporation, Bayerische Hypo-Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on June 22, 2006).

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

Exhibit Number	Description of Document

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

10.58

Fourth Amended and Restated Revolving Credit Agreement dated as of June 6, 2007 among MCG Capital Corporation, Bayerische Hypo Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on June 11, 2007).

Exhibit Number	Description of Document

10.59

Seventh Amendment to Sale and Servicing Agreement, dated as of July 12, 2007, among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo, National Association (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on July 18, 2007).

11	Statement regarding computation of per share earnings is included in Note 6 to the Company’s Notes to the Consolidated Financial Statements.

15++	Letter regarding Unaudited Interim Financial Information.

31.1++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2++	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3++	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1++	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2++	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3++	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

++	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2007.

MCG CAPITAL CORPORATION

By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney Chief Executive Officer

By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell Chief Financial Officer

By:	/s/ JOHN C. WELLONS
John C. Wellons Chief Accounting Officer