Form 10-Q
period 2007-09-30
MCG CAPITAL CORP
filed 2007-11-01
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2007.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 31, 2007 was 65,585,543.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$11,953	$21,691
Cash, securitization accounts	20,325	15,931
Cash, restricted	4,490	2,587
Investments at fair value
Non-affiliate investments (cost of $670,660 and $595,885, respectively)	700,813	621,582
Affiliate investments (cost of $74,998 and $105,553, respectively)	87,934	109,890
Control investments (cost of $758,907 and $541,267, respectively)	736,578	526,140

Total investments (cost of $1,504,565 and $1,242,705, respectively)	1,525,325	1,257,612
Unearned income on commercial loans	(10,368)	(9,539)

Total investments net of unearned income	1,514,957	1,248,073
Interest receivable	13,330	10,451
Other assets	14,331	20,535

Total assets	$1,579,386	$1,319,268

Liabilities
Borrowings (maturing within one year of $224,280 and $167,983, respectively)	$659,780	$521,883
Interest payable	7,480	5,198
Dividends payable	27,520	24,652
Other liabilities	18,297	14,398

Total liabilities	713,077	566,131

Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 200,000 shares on September 30, 2007 and December 31, 2006, 65,541 issued and outstanding on September 30, 2007 and 58,694 issued and outstanding on December 31, 2006	655	587
Paid-in capital	931,207	828,795
Distributions in excess of earnings:
Paid-in capital	(78,072)	(78,072)
Other	(7,677)	(12,365)
Net unrealized appreciation on investments	20,760	14,907
Stockholder loans	(564)	(715)

Total stockholders’ equity	866,309	753,137

Total liabilities and stockholders’ equity	$1,579,386	$1,319,268

Net asset value per common share at period end	$13.22	$12.83

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$20,379	$20,483	$58,684	$62,720
Affiliate investments (5% to 25% owned)	3,447	2,567	10,993	7,139
Control investments (more than 25% owned)	21,570	11,289	59,985	30,393

Total interest and dividend income	45,396	34,339	129,662	100,252
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	1,145	1,933	3,459	6,348
Affiliate investments (5% to 25% owned)	57	495	107	1,766
Control investments (more than 25% owned)	484	4,097	4,184	5,405

Total advisory fees and other income	1,686	6,525	7,750	13,519

Total revenue	47,082	40,864	137,412	113,771

Operating expenses
Interest expense	11,888	9,808	31,535	27,415
Employee compensation:
Salaries and benefits	6,186	6,756	18,052	17,209
Amortization of employee restricted stock awards	2,120	1,160	7,126	2,515

Total employee compensation	8,306	7,916	25,178	19,724
General and administrative expense	2,640	3,076	7,911	6,919

Total operating expenses	22,834	20,800	64,624	54,058

Net operating income before investment gains and losses and income tax provision (benefit)	24,248	20,064	72,788	59,713

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	2,567	—	8,508	693
Affiliate investments (5% to 25% owned)	—	—	—	9
Control investments (more than 25% owned)	673	(2,243)	7,564	(5,149)

Total net realized gains (losses) on investments	3,240	(2,243)	16,072	(4,447)
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	4,253	4,274	615	8,719
Affiliate investments (5% to 25% owned)	6,458	(187)	8,709	1,501
Control investments (more than 25% owned)	(11,746)	185	(3,798)	9,511

Total net unrealized appreciation (depreciation) on investments	(1,035)	4,272	5,526	19,731

Net investment gains before income tax provision (benefit)	2,205	2,029	21,598	15,284
Income tax provision (benefit)	3,434	(23)	2,867	3,569

Net income	$23,019	$22,116	$91,519	$71,428

Earnings per common share basic and diluted	$0.37	$0.42	$1.52	$1.34
Cash distributions declared per common share	$0.44	$0.42	$1.32	$1.26
Weighted average common shares outstanding	62,298	53,281	60,245	53,236
Weighted average common shares outstanding and dilutive common stock equivalents	62,317	53,281	60,248	53,236

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2007	2006
Operations:
Net operating income before investment gains and losses and income tax provision (benefit)	$72,788	$59,713
Net realized gains (losses) on investments	16,072	(4,447)
Net unrealized appreciation on investments	5,526	19,731
Income tax provision	(2,867)	(3,569)

Net increase in net assets resulting from operations	91,519	71,428

Shareholder distributions:
Distributions declared	(80,978)	(66,291)

Net decrease in net assets resulting from shareholder distributions	(80,978)	(66,291)

Capital share transactions:
Issuance of common stock	95,246	139
Repayment of stockholder loans	151	2,726
Amortization of non-employee director restricted stock awards	108	—
Amortization of employee restricted stock awards	7,126	2,515

Net increase in net assets resulting from capital share transactions	102,631	5,380

Total increase in net assets	113,172	10,517
Net assets at beginning of period	753,137	666,087

Net assets at end of period	$866,309	$676,604

Net asset value per common share	$13.22	$12.67

Common shares outstanding at end of period	65,541	53,382

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$91,519	$71,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	271	238
Amortization of non-employee director restricted stock awards	108	—
Amortization of employee restricted stock awards	7,126	2,515
Amortization of deferred debt issuance costs	1,069	3,737
Net realized (gains) losses on investments	(16,072)	4,447
Net change in unrealized appreciation on investments	(5,526)	(19,731)
(Increase) decrease in cash—securitization accounts from interest collections	(771)	4,125
Increase in interest receivable	(4,629)	(32)
Increase in accrued payment-in-kind interest and dividends	(34,870)	(22,971)
Decrease in other assets	7,193	2,289
Increase (decrease) in unearned income	829	(1,216)
Increase in interest payable	2,282	66
Increase in other liabilities	3,778	8,391

Net cash provided by operating activities	52,307	53,286

Investing activities
Originations, draws and advances on loans	(379,716)	(308,119)
Principal payments on loans	216,057	308,838
Purchase of equity investments	(78,945)	(71,856)
Proceeds from sales of equity investments	30,548	2,665
Purchase of premises, equipment and software	(809)	(424)

Net cash used in investing activities	(212,865)	(68,896)

Financing activities
Net proceeds from borrowings	137,897	48,152
(Increase) decrease in cash—securitization accounts for paydown of principal on debt	(3,623)	22,670
Payment of financing costs	(533)	(7,163)
Distributions paid	(78,318)	(65,803)
Issuance of common stock, net of costs	95,246	139
Repayment of stockholder loans	151	2,726

Net cash provided by financing activities	150,820	721

Decrease in cash and cash equivalents	(9,738)	(14,889)
Cash and cash equivalents at beginning of period	21,691	45,626

Cash and cash equivalents at end of period	$11,953	$30,737

Supplemental disclosures
Interest paid	$28,184	$23,612
Income taxes paid	1,029	268

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Majority-owned (5):
Broadview Networks Holdings, Inc.	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares) Series A-1 Preferred Stock (12.0%, 100,702 shares)		$74,659 69,042	$84,380 97,385
		Class A Common Stock (4,698,987 shares)		—	—
Central Sun Media, Inc. (6)	Real Estate Investments	Class A Common Stock (93 shares) Class B Common Stock (300 shares)		— —	— —
Chesapeake Tower Holdings, LLC	Communications- Other	Senior Debt (11.2%, Due 5/10) Preferred LLC Interest (8.0%, 3,139 units)	$400	400 3,139	400 3,139
		Class A Common LLC Interest (4,000 units)		—	—
Cleartel Communications, Inc. (2) (6)	Communications- CLEC	Subordinated Debt (14.5%, Due 12/08-3/11)	93,368	84,221	60,372
		Subordinated Unsecured Debt (11.3%, Due 3/11)	652	186	—
		Series B Preferred Stock (8.0%, 57,862 shares)		50,614	—
		Common Stock (9 shares)		540	—
		Guaranty ($7,998)
Coastal Sunbelt, LLC (2)	Food Services	Senior Debt (9.4%, Due 1/12) (1)	8,800	8,800	8,800
		Subordinated Debt (15.0%, Due 1/13) (1)	7,924	7,924	7,924
		Preferred LLC Interest (12.0%, 55,800 units)		6,074	11,292
		Warrants to purchase Class B Common Stock		—	—
GMC Television Broadcasting, LLC (2)	Broadcasting	Senior Debt (10.6%, Due 4/12-6/12) (1)	26,300	26,300	26,300
		Subordinated Debt (14.0%, Due 6/13) (1)	8,000	8,000	8,000
		Class A Units (15.0%, 30,000 units)		3,147	3,147
		Class B Voting Units (8.0%, 86,700 units)		8,896	8,896
JetBroadband Holdings, LLC (2) (12)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	23,506	23,506	23,506
		Preferred Units (10.0%, 133,204 units)		18,016	21,362
		Standby Letter of Credit ($300)
Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13) (1)	26,512	26,512	26,512
		Preferred LLC Interest (8.0%, 301,595 units)		32,708	35,980
JUPR Holdings, Inc. (2) (10)	Information Services	Senior Debt (12.2%, Due 3/10) (1)	2,039	2,039	2,039
		Series A Preferred Stock (10.0%, 100,000 shares)		11,656	12,656
		Common Stock (770,000 shares)		—	573
		Standby Letter of Credit ($225)
		Guaranty ($1,156)
LMS Intellibound Investors, LLC (2)	Logistics	Senior Debt (9.3%, Due 5/12-8/12) (1)	24,073	24,073	24,073
		Subordinated Debt (15.0%, Due 12/07-11/12) (1)	17,004	17,004	17,004
		Preferred LLC Interest (12.0%, 19,650 units)		20,632	20,632
		Warrants to purchase Class B Common Stock		—	—
MTP Holding, LLC (6) (13)	Communications- Other	Common LLC Interest (79,171 units)		55	853

Orbitel Holdings, LLC (2)	Cable	Senior Debt (11.5%, Due 3/12) (1)	15,350	15,350	15,350
		Preferred LLC Interest (10.0%, 120,000 units)		12,747	12,747
		Standby Letter of Credit ($95)
RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt (9.9%, Due 12/10) (1)	7,000	7,000	7,000
		Subordinated Debt (15.0%, Due 12/11) (1)	9,470	9,470	9,470
		Preferred LLC Interest (8.0%, 70,000 units)		7,971	8,668
Superior Industries Investors, LLC (2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13) (1)	17,581	17,581	17,581
		Preferred LLC Interest (8.0%, 125,400 units)		13,587	28,541
TNR Entertainment Corp. (2) (6) (14)	Entertainment	Senior Debt (13.5%, Due 9/09-7/10) (1)	15,859	15,325	15,325
		Subordinated Debt (16.0%, Due 9/09) (1)	12,786	12,436	12,436
		Series A Preferred Stock (12.5%, 195,313 shares)		5,000	5,000
		Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 9/17)		—	—
Total Sleep Holdings, Inc. (2) (11)	Healthcare	Subordinated Debt (15.0%, Due 9/11)	27,456	24,727	24,727
		Unsecured Note (0.0%, Due 6/11)	375	375	375
		Series A Preferred Stock (10.0%, 3,700 shares)		3,700	2,136
		Common Stock (2,592,920 shares)		1,000	—
Working Mother Media, Inc. (6)	Publishing	Senior Debt (9.0%, Due 12/08)	15,405	11,654	11,654
		Class A Preferred Stock (13.0%, 12,497 shares)		12,497	5,544
		Class B Preferred Stock (13.0%, 1 share)		1	—
		Class C Preferred Stock (13.0%, 1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($208)
Total Control Investments: Majority-owned (represents 44.7% of total investments at fair value)				701,566	681,779

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Non-majority owned (4):
Crystal Media Network, LLC (6) (7)	Broadcasting	LLC Interest		$3,060	$2,182
Intran Media, LLC	Other Media	Senior Debt (10.1%, Due 12/11 (1)	$12,200	12,200	12,200
		Preferred Units (10.0%, 86,000 units)		9,095	6,545
National Product Services, Inc. (2)	Business Services	Senior Debt (12.9%, Due 6/09)	12,966	6,773	12,965
		Subordinated Debt (16.0%, Due 6/09)	13,079	11,240	5,602
		Common Stock (995,428 shares)		—	—
PremierGarage Holdings, LLC (2)	Home Furnishings	Senior Debt (10.2%, Due 6/10-12/10) (1)	10,100	10,100	10,100
		Preferred LLC Units (8.0%, 445 units)		4,873	4,873
		Common LLC Units (356 units)		—	332
Total Control Investments: Non-majority-owned (represents 3.6% of total investments at fair value)				57,341	54,799
Total Control Investments: (represents 48.3% of total investments at fair value)				758,907	736,578
Affiliate Investments (3):
Advanced Sleep Concepts, Inc. (2)	Home Furnishings	Senior Debt (12.5%, Due 10/11) (1)	6,790	6,790	6,790
		Subordinated Debt (16.0%, Due 04/12) (1)	4,679	4,679	4,679
		Common Stock (423 shares)		524	437
		Warrants to purchase Common Stock (expire 10/16)		348	290
Cherry Hill Holdings, Inc. (2)	Entertainment	Senior Debt (13.0%, Due 8/11) (1)	11,793	11,793	11,793
		Series A Preferred Stock (10.0%, 750 shares)		831	831
iVerify.US Inc. (6)	Communications-Other	Preferred Stock (8.0%, 54 shares)		578	102
		Common Stock (20 shares)		550	5
On Target Media, LLC	Other Media	Class A LLC Interest (10.0%, 68 units)		1,977	1,977
		Class B LLC Interest (68 units)		—	8,593
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.8%, Due 7/11-9/11) (1)	13,100	13,100	13,100
		Subordinated Debt (14.0%, Due 12/11) (1)	6,717	6,717	6,717
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		150	4,243
		Warrants to purchase Common Stock (expire 5/15)		67	1,451
Sunshine Media Delaware, LLC (2) (6)	Publishing	Class A LLC Interest (8.0%, 563,808 units)		564	564
		Common Stock (145 shares)		581	581
		Option to acquire Warrants to purchase		—	—
		Class B LLC Interest (expire 5/14)
Velocity Technology Enterprises, Inc. (2)	Business Services	Senior Debt (9.4%, Due 12/12) (1)	21,764	21,764	21,764
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500
XFone, Inc. (6)	Communications-Other	Common Stock (868,946 shares)		2,485	2,517
		Warrants to purchase Common Stock (expire 3/11)		—	—
Total Affiliate Investments (represents 5.8% of total investments at fair value)				74,998	87,934

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, Inc. (2)(9)	Consumer Products	Senior Debt (9.5%, Due 6/12) (1) Subordinated Debt (14.0%, Due 9/12) (1)	$29,500 13,068	$29,500 13,068	$29,500 13,068
		Class A-1 Common Stock (3,056 shares)		3,056	2,995
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	504
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (12.2%, Due 12/12) (1)	7,748	7,748	7,748
		Subordinated Debt (12.1%, Due 12/12) (1)	2,199	2,199	2,199
		Warrants to purchase Common Stock (expire 11/15)		—	—
Amerifit Nutrition, Inc. (2)	Healthcare	Senior Debt (11.8%, Due 3/10) (1)	4,803	4,803	4,803
B & H Education, Inc. (2)	Education	Senior Debt (9.7%, Due 3/10) (1)	3,250	3,250	3,250
		Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,292	2,292
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (10.2%, Due 9/11) (1)	4,199	4,199	4,199
Bare Escentuals, Inc.	Cosmetics	Senior Debt (8.1%, Due 2/12) (1)	2,277	2,277	2,257
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (15.5%, Due 3/10) (1)	10,187	10,187	10,187
Builders FirstSource, Inc.	Building & Development	Senior Debt (7.6%, Due 8/11) (1)	2,111	2,111	2,038
CEI Holdings, Inc.	Cosmetics	Senior Debt (7.6%, Due 3/14) (1)	5,970	5,970	5,433
Cervalis LLC	Business Services	Senior Debt (8.9%, Due 3/12) (1)	10,000	10,000	10,000
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,045	2,045	2,045
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,177	2,644
		Warrants to purchase Class B Common Stock		—	—
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.7%, Due 2/11) (1)	11,110	11,110	11,110
Community Media Group Inc. (2)	Newspaper	Senior Debt (9.5%, Due 9/10) (1)	18,748	18,748	18,748
Construction Trailer Specialist, Inc. (2)	Auto Parts	Senior Debt (10.5%, Due 7/12) (1) Subordinated Debt (15.0%, Due 1/13) (1)	7,128 5,104	7,128 5,104	7,128 5,104
Cornerstone Healthcare Group Holding, Inc. (6)	Healthcare	Subordinated Unsecured Debt (14.0%, Due 7/12)	7,279	7,026	5,810
Country Road Communications LLC (2)	Communications-Other	Subordinated Debt (13.1%, Due 7/13) (1)	13,000	13,000	13,000
Crescent Publishing Company, LLC (2)	Newspaper	Senior Debt (15.3%, Due 6/09) (1)	7,725	7,725	7,725
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.4%, Due 12/13) (1)	20,000	20,000	20,000
CWP/RMK Acquisition Corp. (2)	Home Furnishings	Senior Debt (8.7%, Due 6/11) (1)	6,345	6,345	6,345
		Subordinated Debt (13.2%, Due 12/12) (1)	11,928	11,928	11,928
		Common Stock (500 shares)		500	48
Cyrus Networks, LLC	Information Services	Senior Debt (9.6%, Due 7/13) (1) Subordinated Debt (12.6%, Due 1/14) (1)	4,096 4,504	4,096 4,504	4,096 4,504
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (10.2%, Due 6/11) (1)	21,500	21,500	21,500
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		408	467
D&B Towers, LLC	Communications-Other	Senior Debt (15.4%, Due 6/08) (1)	5,552	5,552	5,552
The e-Media Club I, LLC (6)	Investment Fund	LLC Interest (74 units)		89	20
EAS Group, Inc.	Technology	Subordinated Debt (19.0%, Due 4/11) (1)	11,579	11,579	11,579
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (12.1%, Due 5/12) (1)	6,063	6,063	6,063
		Subordinated Debt (14.5%, Due 6/12) (1)	5,116	5,116	5,116
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (12.2%, Due 9/10) (1)	4,640	4,640	4,640
		Subordinated Debt (16.0%, Due 3/11) (1)	9,403	9,403	9,403
Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (14.4%, Due 12/12) (1)	3,000	3,000	2,550

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (due 4/19)		$3,575	$3,092
GoldenSource Holdings Inc. (6)	Technology	Warrants to purchase Class A Common Stock (expire 10/08)		—	—
GSDM Holdings, LLC (2)	Healthcare	Senior Debt (9.9%, Due 2/13)	$5,000	5,000	5,000
		Subordinated Debt (13.0%, Due 8/13)	5,517	5,517	5,517
		Series B Preferred Units (22.0%, 3,133,333 units)		3,245	3,245
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (10.4%, Due 3/11)	4,219	4,219	2,532
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		6,788	6,788
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		421	25,774
Jupitermedia Corporation (6)	Information Services	Common Stock (148,373 shares)		2,114	939
Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (12.8%, Due 8/13) (1)	3,000	3,000	3,000
Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (13.2%, Due 12/11) (1)	2,039	2,039	1,804
The Matrixx Group, Incorporated (2)	Plastic Products	Subordinated Debt (13.8%, Due 9/13) (1)	16,184	16,184	16,184
MCI Holdings LLC (2)	Healthcare	Subordinated Debt (12.7%, Due 4/13) (1)	30,399	30,399	30,399
		Class A LLC Interest (4,712,042 units)		3,000	3,534
Metropolitan Telecommunications	Communications-CLEC	Senior Debt (12.3%, Due 6/10-9/10) (1)	19,025	19,025	19,025
		Subordinated Debt (16.2%, Due 12/10) (1)	10,929	10,929	10,929
Holding Company (2)		Warrants to purchase Common Stock (expire 9/13)		1,843	8,751
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.8%, Due 3/10-9/10) (1)	11,340	11,340	11,340
		Subordinated Debt (14.5%, Due 3/11) (1)	9,115	9,115	9,115
Micro Dental Laboratories (2)	Healthcare	Senior Debt (10.8%, Due 12/07) (1)	3,798	3,798	3,798
		Subordinated Debt (15.0%, Due 12/07) (1)	15,505	15,505	15,505
Miles Media Group, LLC (2)	Publishing	Senior Debt (11.4%, Due 6/13) (1)	18,100	18,100	18,100
NDSSI Holdings, LLC (2) (15)	Electronics	Senior Debt (10.5%, Due 12/10-12/11) (1)	19,897	19,897	19,897
		Subordinated Debt (15.0%, Due 12/12) (1)	19,606	19,606	19,606
		Class A Common LLC Interest (1,000,000 units)		333	701
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—
PartMiner, Inc. (2)	Information Services	Senior Debt (12.2%, Due 6/09) (1)	2,341	2,341	2,341
Philadelphia Newspapers, LLC	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14) (1)	5,000	5,000	5,000
Powercom Corporation (2)	Communications-CLEC	Senior Debt (12.0%, Due 12/06)	1,798	1,798	1,798
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (11.2%, Due 5/11) (1)	15,500	15,500	15,500
		Subordinated Debt (15.0%, Due 12/11) (1)	18,032	18,032	18,032
		Preferred LLC Interest (1,000,000 units)		427	1,137

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (14.0%, Due 2/12) (1)	$28,055	$28,055	$28,055
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	336
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.6%, Due 8/12) (1)	25,500	25,500	25,500
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (12.1%, Due 12/13) (1)	6,000	6,000	6,000
Teleguam Holdings, LLC (2)	Communications-Other	Subordinated Debt (12.5%, Due 10/12) (1)	20,000	20,000	20,000
ValuePage, Inc. (6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,177	1,070	509
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (13.6%, Due 12/07-6/10) (1)	11,222	11,000	11,000
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)	1,509	1,302	717
Wiesner Publishing Company, LLC (6)	Publishing	Warrants to purchase LLC Units (expire 6/12)		406	3,524
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (7.4%, Due 2/14) (1)	3,980	3,980	3,880
Xpressdocs Holdings, Inc. (2)	Business Services	Senior Debt (9.4%, Due 7/11-12/11) (1)	16,980	16,980	16,980
		Subordinated Debt (14.0%, Due 7/12) (1)	6,191	6,191	6,191
		Series A Preferred Stock (161,870 shares)		500	453
Total Non-Affiliate Investments (represents 45.9% of total investments at fair value)				670,660	700,813
Total Investments				1,504,565	1,525,325
Unearned Income				(10,368)	(10,368)

Total Investments Net of Unearned Income				$1,494,197	$1,514,957

Put/Call Options Granted or Written
Crystal Media Network, LLC (7)	Broadcasting	Call options written		$—	$327
Total Sleep Holdings, Inc. (2) (11)	Healthcare	Put option granted		1,000	1,000
Total Put/Call Options Granted or Written				$1,000	$1,327

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Majority-owned (5):
Broadview Networks Holdings, Inc.	Communications-CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		$64,318	$74,165
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		57,380	85,597
		Class A Common Stock (4,698,987 shares)		—	—
Chesapeake Tower Holdings, LLC	Communications-Other	Senior Debt (11.4%, Due 5/10)	$400	400	400
		Preferred LLC Interest (8.0%, 3,139 units)		3,139	3,139
		Class A Common LLC Interest (4,000 units)		—	—
Cleartel Communications, Inc. (2)	Communications-CLEC	Subordinated Debt (14.7%, Due 12/10-12/11)	71,962	71,962	71,962
		Series B Preferred Stock (8.0%, 57,862 shares)		50,613	612
		Common Stock (9 shares)		540	—
		Guaranty ($7,125)
Helicon Cable Holdings, LLC (2) (12)	Cable	Senior Debt (10.4%, Due 12/12) (1)	12,250	12,250	12,250
		Subordinated Debt (14.3%, Due 6/13) (1)	7,187	7,187	7,187
		Preferred LLC Interest (10.0%, 82,500 units)		9,180	9,180
		Standby Letter of Credit ($300)
Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13) (1)	26,159	26,159	26,159
		Preferred LLC Interest (8.0%, 301,595 units)		30,893	30,893
JupiterKagan, Inc. (2) (10)	Information Services	Senior Debt (12.1%, Due 3/10) (1)	5,349	5,349	5,349
		Series A Preferred Stock (10.0%, 100,000 shares)		10,000	10,000
		Common Stock (770,000 shares)		—	—
		Standby Letter of Credit ($225)
		Guaranty ($1,353)
Midwest Tower Partners, LLC (2) (13)	Communications-Other	Senior Debt (10.0%, 8/07)	9,781	9,781	9,781
		Subordinated Debt (14.3%, Due 2/08) (1)	17,485	17,485	17,485
		Preferred LLC Interest (14.0%, 17,697 units)		2,438	2,438
		Common LLC Interest (79,171 units)		201	5,213
RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt ( 9.9%, Due 12/10) (1)	7,000	7,000	7,000
		Subordinated Debt (15.0%, Due 12/11) (1)	9,258	9,258	9,258
		Preferred LLC Interest (8.0%, 70,000 units)		7,522	10,657
Superior Industries Investors, LLC (2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13-3/15) (1)	14,083	14,083	14,083
		Preferred LLC Interest (8.0%, 125,400 units)		12,837	12,837
Superior Publishing Corporation (2)	Newspaper	Subordinated Debt (20.0%, Due 10/10) (1)	20,731	19,022	19,022
		Series A Preferred Stock (12.0%, 7,999 shares)		7,999	9,244
		Common Stock (100 shares)		365	—
Working Mother Media, Inc. (6)	Publishing	Senior Debt (8.8%, Due 12/08)	17,869	11,546	11,546
		Class A Preferred Stock (13.0%, 12,497 shares)		12,497	5,019
		Class B Preferred Stock (13.0%, 1 share)		1	—
		Class C Preferred Stock (13.0%, 1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($476)
Total Control investments: Majority-owned (represents 37.5% of total investments at fair value)				481,407	470,476
Control Investments: Non-majority owned (4):
Crystal Media Network, LLC (6) (7)	Broadcasting	LLC Interest		3,060	547

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Intran Media, LLC	Other Media	Senior Debt (9.9%, Due 12/11) (1)	$12,000	$12,000	$12,000
		Preferred Units (10.0%, 86,000 units)		8,661	8,661
National Product Services, Inc. (2)	Business Services	Senior Debt (13.2%, Due 6/09)	12,316	5,710	12,365
		Subordinated Debt (16.0%, Due 6/09)	11,594	10,225	3,035
		Common Stock (995,428 shares)		—	—
Platinum Wireless, Inc. (6)	Communications- Other	Common Stock (2,937 shares)		4,640	3,764
		Option to purchase Common Stock (expire 12/31/13)		272	—
PremierGarage Holdings, LLC (2)	Home Furnishings	Senior Debt (10.1%, Due 6/10-12/10)	10,700	10,700	10,700
		Preferred LLC Units (8.0%, 445 units)		4,592	4,592
		Common LLC Units (356 units)		—	—
Total Control Investments: Non-majority-owned (represents 4.4% of total investments at fair value)				59,860	55,664
Total Control Investments: (represents 41.9% of total investments at fair value)				541,267	526,140
Affiliate Investments (3):
Advanced Sleep Concepts, Inc. (2)	Home Furnishings	Senior Debt (13.8%, Due 10/11) (1)	7,000	7,000	7,000
		Subordinated Debt (16.0%, Due 4/12) (1)	4,540	4,540	4,540
		Common Stock (423 shares)		524	524
		Warrants to purchase Common Stock (expire 10/12/16)		348	348
Cherry Hill Holdings, Inc. (2)	Entertainment	Senior Debt (12.9%, Due 8/11) (1)	12,122	12,122	12,122
		Series A Preferred Stock (10.0%, 750 shares)		775	775
iVerify.US Inc. (6)	Communications- Other	Preferred Stock (8.0%, 54 shares)		578	—
		Common Stock (20 shares)		550	—
NYL Brands Holdings, Inc. (2) (9)	Consumer Products	Subordinated Debt (13.0%, Due 2/11) (1)	10,000	10,000	10,000
		Class A Common Stock (1,500 shares)		1,500	1,500
		Warrants to purchase Common Stock		331	526
		(expire 2/3/16)
On Target Media, LLC	Other Media	Class A LLC Interest (10.0%, 68 units)		1,836	1,836
		Class B LLC Interest (68 units)		—	1,613
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.9%, Due 7/11-9/11) (1)	14,500	14,500	14,500
		Subordinated Debt (14.0%, Due 12/11) (1)	6,924	6,924	6,924
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		60	2,997
		Warrants to purchase Common Stock (expire 5/31/15)		68	1,026
Sunshine Media Delaware, LLC (2)	Publishing	Senior Debt (14.7%, Due 12/08)	13,632	12,281	12,281
		Class A LLC Interest (8.0%, 563,808 units)		564	329
		Option to acquire Warrants to purchase Class B LLC Interest (expire 5/31/14)		—	—
TNR Entertainment Corp. (2) (14)	Entertainment	Senior Debt (10.4%, Due 7/10) (1)	12,500	12,500	12,500
		Subordinated Debt (17.5%, Due 1/11) (1)	13,067	13,067	13,067
		Series D Preferred Stock (1,806,452 shares)		3,000	3,000
		Warrants to purchase Series D Preferred Stock (expire 7/31/16)		—	—
XFone, Inc (6)	Communications- Other	Common Stock (868,946 shares)		2,485	2,482
		Warrants to purchase Common Stock (expire 3/3/11)		—	—
Total Affiliate Investments (represents 8.7% of total investments at fair value)				105,553	109,890

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (12.1%, Due 12/12) (1)	$7,998	$7,998	$7,998
		Subordinated Debt (12.1%, Due 12/12) (1)	2,096	2,096	2,096
		Warrants to purchase Common Stock (expire 11/30/15)		—	—
Amerifit Nutrition, Inc. (2)	Healthcare	Senior Debt (12.0%, Due 3/10) (1)	5,569	5,569	5,569
B & H Education, Inc. (2)	Education	Senior Debt (10.4%, Due 3/10) (1)	4,000	4,000	4,000
		Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,188	1,540
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (10.4%, Due 9/11) (1)	4,799	4,799	4,799
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (13.1%, Due 3/10) (1)	10,000	10,000	10,000
Builders FirstSource, Inc.	Building & Development	Senior Debt (7.9%, Due 8/11) (1)	886	886	873
Cambridge Information Group, Inc. (2)	Information Services	Subordinated Debt (12.9%, Due 11/11) (1)	8,500	8,500	8,500
CEI Holdings, Inc.	Cosmetics	Subordinated Debt (13.1%, Due 12/11) (1)	4,755	4,755	4,755
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (7.6%, Due 7/10) (1)	741	741	744
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (12.4%, Due 2/11) (1)	8,068	8,068	8,068
Community Media Group, Inc. (2)	Newspaper	Senior Debt (9.9%, Due 9/10) (1)	19,730	19,730	19,730
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Unsecured Debt (14.0%, Due 7/12) (1)	7,206	7,206	7,206
Country Road Communications LLC (2)	Communications-Other	Subordinated Debt (13.3%, Due 7/13) (1)	13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (12.0%, Due 6/10) (1)	18,275	18,275	18,275
Crescent Publishing Company, LLC (2)	Newspaper	Senior Debt (15.1%, Due 6/09-6/10) (1)	7,503	7,503	7,503
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.4%, Due 12/13)	20,000	20,000	20,000
CWP/RMK Acquisition Corp.	Home Furnishings	Senior Debt (8.9%, Due 6/11) (1)	6,250	6,250	6,250
		Subordinated Debt (13.4%, Due 12/12) (1)	11,750	11,750	11,750
		Common Stock (500 shares)		500	500
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (12.5%, Due 6/11) (1)	16,000	16,000	16,000
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		408	609
D&B Towers, LLC	Communications-Other	Senior Debt (15.4%, Due 6/08) (1)	5,412	5,412	5,062
dick clark productions, inc. (2)(6)	Broadcasting	Common Stock (235,714 shares)		210	510
		Warrants to purchase Common Stock (expire 7/25/11)		858	5,049
The e-Media Club I, LLC (6)	Investment Fund	LLC Interest (74 units)		88	34
EAS Group, Inc.	Technology	Subordinated Unsecured Debt (16.0%, Due 4/11) (1)	11,529	11,529	11,529
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.9%, Due 5/12) (1) Subordinated Debt (14.5%, Due 6/12) (1)	7,959 5,116	7,959 5,116	7,959 5,116
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (12.4%, Due 9/10) (1)	4,640	4,640	4,640
		Subordinated Debt (15.8%, Due 3/11) (1)	9,674	9,674	9,674
Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (13.5%, Due 12/12) (1)	3,000	3,000	2,955
GoldenSource Holdings Inc. (6)	Technology	Warrants to purchase Class A Common Stock (expire 10/31/08)		—	—
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (10.4%, Due 3/11)	4,492	4,492	3,308

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		$6,381	$6,381
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/30/16)		422	17,180
The Joseph F. Biddle Publishing Company (2)	Newspaper	Senior Debt (8.9%, Due 12/11) (1)	$7,050	7,050	7,050
Jupitermedia Corporation (6)	Information Services	Common Stock (148,373 shares)		2,114	1,175
Legacy Cabinets, Inc	Home Furnishings	Subordinated Debt (12.9%, Due 8/13) (1)	3,000	3,000	3,000
Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (14.8%, Due 12/11) (1)	2,000	2,000	1,517
MCI Holdings LLC (2)	Healthcare	Subordinated Debt (12.7%, Due 3/12-4/13) (1)	29,791	29,791	29,791
		Class A LLC Interest (4,712,042 units)		3,000	3,388
Metropolitan Telecommunications Holding Company (2)	Communications-CLEC	Senior Debt (12.5%, Due 6/10-9/10) (1) Subordinated Debt (16.4%, Due 12/10) (1) Warrants to purchase Common Stock (expire 9/30/13)	20,725 10,929	20,725 10,929 1,843	20,725 10,929 8,320
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.9%, Due 3/10-9/10) (1)	12,800	12,800	12,800
		Subordinated Debt (14.5%, Due 3/11) (1)	9,115	9,115	9,115
Micro Dental Laboratories (2)	Healthcare	Senior Debt (10.7%, Due 5/11-11/11) (1)	13,186	13,186	13,186
		Subordinated Debt (15.0%, Due 5/12) (1)	6,999	6,999	6,999
Miles Media Group, LLC (2)	Publishing	Senior Debt (11.9%, Due 6/12) (1)	9,150	9,150	9,150
		Subordinated Debt (16.4%, Due 12/12) (1)	4,000	4,000	4,000
		Warrants to purchase LLC Units (expire 6/09 and 6/15)		439	2,119
National Display Holdings, LLC (2) (15)	Electronics	Senior Debt (11.4%, Due 12/11) (1)	10,000	10,000	10,000
		Subordinated Debt (15.0%, Due 12/12) (1)	13,682	13,682	13,682
		Class A Common LLC Interest (1,000,000 units)		1,000	1,152
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/30/10)		—	—
PartMiner, Inc. (2)	Information Services	Senior Debt (14.9%, Due 6/09) (1)	3,341	3,341	3,341
Philadelphia Newspapers, LLC	Newspaper	Subordinated Unsecured Debt (16.0%, Due 6/14) (1)	5,017	5,017	5,017
Powercom Corporation (2)	Communications-CLEC	Senior Debt (12.0%, Due 12/06)	1,798	1,798	1,798
		Warrants to purchase Class A Common Stock (expire 6/30/14)		286	—
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (11.1%, Due 12/10- 5/11) (1)	17,500	17,500	17,500
		Subordinated Debt (15.0%, Due 12/11) (1)	18,032	18,032	18,032
		Preferred LLC Interest (1,000,000 units)		421	955
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (16.0%, Due 2/12) (1)	20,923	20,923	20,923
		Series A-4 Convertible Preferred Stock (7,813 shares)		281	281
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.4%, Due 11/09) (1)	14,000	14,000	14,000

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (12.4%, Due 11/13)	$6,000	$6,000	$6,000
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (12.6%, Due 4/11) (1)	12,000	12,000	12,000
Team Express, Inc. (2)	Retail	Subordinated Debt (15.0%, Due 6/11) (1)	7,327	7,327	7,327
Teleguam Holdings, LLC (2)	Communications- Other	Subordinated Debt (12.4%, Due 10/12) (1)	20,000	20,000	20,000
Total Sleep Holdings, Inc. (2)(6)(11)	Healthcare	Subordinated Debt (16.0%, Due 9/11) (1)	23,179	23,005	19,034
ValuePage, Inc. (6)	Communications- Other	Senior Debt (12.8%, Due 6/08)	1,146	1,095	1,095
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (13.6%, Due 12/07-6/10) (1)	11,054	11,000	11,000
		Convertible Preferred Subordinated Notes (12.4%, Due 6/15-10/16 )	1,317	1,244	677
Wicks Business Information, LLC	Publishing	Unsecured Note (10.3%, Due 2/08)	237	237	237
Wiesner Publishing Company, LLC	Publishing	Warrants to purchase LLC Units (expire 6/12)		406	3,339
Wire Rope Corporation of America, Inc.	Industrial Equipment	Senior Debt (13.1%, Due 6/11) (1)	6,000	6,000	6,120
WirelessLines II, Inc.	Communications- Other	Senior Debt (8.0%, Due 4/07)	129	129	129
Xpressdocs Holdings, Inc. (2)	Business Services	Senior Debt (9.3%, Due 7/11) (1)	17,255	17,255	17,255
		Subordinated Debt (14.0%, Due 7/12) (1)	6,075	6,075	6,075
		Series A Preferred Stock (161,870 shares)		500	500
Total Non-Affiliate Investments (represents 49.4% of total investments at fair value)				595,885	621,582
Total Investments				1,242,705	1,257,612
Unearned Income				(9,539)	(9,539)
Total Investments Net of Unearned Income				$1,233,166	$1,248,073

Call Options Written
Crystal Media Network, LLC (7)	Broadcasting	Call options written		$—	$—
Total Call Options Written				$—	$—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2007 and December 31, 2006

(dollars in thousands)

(1)	Some or all of this security has been pledged as collateral in one or more of MCG’s credit facilities. See Note 3 to the Consolidated Financial Statements.
(2)	Some of the securities listed are issued by one or more affiliates of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(4)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% of the voting securities of the company. MCG defines non-majority owned control investments as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(5)	MCG defines majority owned control investments as companies in which MCG owns more than 50% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	In August 2006, MCG sold 50.1% of its equity in Crystal Media Network, LLC (“Crystal Media”). As part of the transaction, MCG also issued a written call option to the buyer on up to an additional 10% ownership interest in Crystal Media for $110. The option expires January 31, 2008. This call option is included in other liabilities at fair value on MCG’s consolidated balance sheets.
(8)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates. Rates on preferred stock and preferred LLC interests, where applicable, represent the contractual rate.
(9)	During the first quarter of 2007, NYL Brands Holdings, Inc. changed its name to Active Brands International, Inc. During the second quarter of 2007, MCG converted its 1,500 Class A shares to non-voting Class A-1 shares. As a result, Active Brands has been classified as a non-affiliate investment since June 30, 2007.
(10)	During the second quarter of 2007, JupiterKagan, Inc. changed its name to JUPR Holdings, Inc.
(11)	MCG acquired 61% of Total Sleep Holdings, Inc. common stock during the second quarter of 2007 which resulted in it being classified as a majority owned control investment since June 30, 2007. In connection with this transaction, MCG granted a put option to a private equity firm to put an additional 34% of the common stock of Total Sleep Holdings, Inc. to MCG for a price of $1,000. This put option expires April 30, 2009 if not exercised prior to that date. This put option is outstanding at September 30, 2007 and is included in other liabilities at fair value on MCG’s consolidated balance sheets.
(12)	Helicon Cable Holdings, LLC refinanced and paid off its senior and subordinated secured debt during the third quarter of 2007, at which time a new unsecured facility to the operating company and a new unsecured facility to the holding company were funded. JetBroadband Holdings, LLC replaced Helicon Cable Holdings, LLC as the parent entity of the portfolio company in connection with a concurrent restructuring of the equity.
(13)	MCG’s investment in MTP Holdings, LLC was previously listed as an investment in Midwest Tower Partners, LLC. Midwest Tower Partners, LLC is a subsidiary of MTP Holdings, LLC.
(14)	During the third quarter of 2007, all of the existing preferred stock and preferred stock warrants of TNR Entertainment Corp. (“TNR”) were converted to common stock and common stock warrants. In addition, MCG purchased shares of TNR’s voting preferred stock constituting a majority of the outstanding voting securities of TNR. As a result, TNR is classified as a majority control investment at September 30, 2007.
(15)	During the third quarter of 2007, National Display Holdings, LLC changed its name to NDSSI Holdings, LLC.

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

On October 24, 2007, the Company announced that its wholly owned subsidiary, Solutions Capital I, LP, received a license from the United States Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958, as amended. In connection with the formation of Solutions Capital I, LP, the Company organized another wholly owned subsidiary, Solutions Capital GP, LLC, as a Delaware limited liability company. Solutions Capital GP, LLC will act as the general partner of Solutions Capital I, LP, while the Company will be the sole limited partner. See Note 9, Subsequent Events, for further discussion of Solutions Capital I, LP.

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

Interim consolidated financial statements of MCG are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC. Certain prior period information has been reclassified to conform to current year presentation.

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

Note 2—Investments

The composition of MCG’s investments as of September 30, 2007 and December 31, 2006, at cost, was as follows, excluding unearned income:

	September 30, 2007		December 31, 2006
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Senior secured debt	$494,274	32.8%	$384,490	30.9%
Subordinated debt
Secured	551,671	36.7	506,681	40.8
Unsecured	39,440	2.6	25,233	2.0

Total debt investments	1,085,385	72.1	916,404	73.7

Preferred equity	391,141	26.0	296,942	23.9
Common/Common equivalents equity	28,039	1.9	29,359	2.4

Total equity investments	419,180	27.9	326,301	26.3

Total	$1,504,565	100.0%	$1,242,705	100.0%

The composition of MCG’s investments as of September 30, 2007 and December 31, 2006, at fair value, was as follows, excluding unearned income:

	September 30, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt	$497,488	32.6%	$389,721	31.0%
Subordinated debt
Secured	521,499	34.2	494,992	39.3
Unsecured	37,453	2.5	24,666	2.0

Total debt investments	1,056,440	69.3	909,379	72.3

Preferred equity	401,273	26.3	285,150	22.7
Common/Common equivalents equity	67,612	4.4	63,083	5.0

Total equity investments	468,885	30.7	348,233	27.7

Total	$1,525,325	100.0%	$1,257,612	100.0%

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The Company’s debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 8% to 16%, a portion of which may be deferred. At September 30, 2007, approximately 65% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 35% were at fixed rates. In addition, at September 30, 2007, approximately 27% of the loan portfolio, at fair value, has floors of between 1.50% and 3.0% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from four to eight years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

When one of the Company’s loans becomes more than 90 days past due, or if the Company otherwise does not expect the customer to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes the Company’s loans greater than 90 days past due and loans on non-accrual status, at fair value, at September 30, 2007 and December 31, 2006:

	September 30, 2007			December 31, 2006
	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 90 days past due
On non-accrual status	$6,320	0.6%	0.4%	$20,129	2.2%	1.6%
Not on non-accrual status	1,798	0.2	0.1	1,798	0.2	0.1

Total loans greater than 90 days past due	$8,118	0.8%	0.5%	$21,927	2.4%	1.7%

Loans on non-accrual status
0 to 90 days past due	$100,504	9.5%	6.6%	$15,259	1.7%	1.2%
Greater than 90 days past due	6,320	0.6	0.4	20,129	2.2	1.6

Total loans on non-accrual status	$106,824	10.1%	7.0%	$35,388	3.9%	2.8%

Loans on non-accrual status or greater than 90 days past due	$108,622	10.3%	7.1%	$37,186	4.1%	2.9%

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The table below shows the composition of MCG’s portfolio by industry (excluding unearned income) at cost as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Telecommunications – CLEC (competitive local exchange carriers)	$313,143	20.8%	$280,394	22.6%
Other Communications	46,829	3.1	81,605	6.6
Healthcare	132,536	8.8	112,536	9.1
Broadcasting	98,315	6.5	38,440	3.1
Cable	79,566	5.3	38,711	3.1
Plastic Products	78,404	5.2	60,052	4.9
Business Services	74,948	5.0	51,765	4.2
Publishing	64,305	4.3	71,623	5.8
Logistics	61,709	4.1	—	—
Laboratory Instruments	54,414	3.6	57,868	4.6
Home Furnishings	53,306	3.5	53,696	4.3
Food Services	51,189	3.4	21,204	1.7
Entertainment	48,385	3.2	41,464	3.3
Consumer Products	45,955	3.1	19,158	1.5
Information Services	43,929	2.9	48,379	3.9
Electronics	39,836	2.7	24,682	2.0
Newspaper	35,672	2.4	89,760	7.2
Auto Parts	34,729	2.3	16,997	1.4
Sporting Goods	31,168	2.1	26,920	2.2
Education	24,576	1.6	26,740	2.1
Other Media	23,272	1.5	22,497	1.8
Technology	19,886	1.3	19,430	1.6
Leisure Activities	14,043	0.9	14,314	1.2
Other (a)	34,450	2.4	24,470	1.8

	$1,504,565	100.0%	$1,242,705	100.0%

(a)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The table below shows the composition of MCG’s portfolio by industry (excluding unearned income) at fair value as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications – CLEC (competitive local exchange carriers)	$282,640	18.5%	$274,108	21.8%
Other Communications	46,077	3.0	83,988	6.7
Healthcare	129,987	8.5	112,088	8.9
Broadcasting	96,852	6.4	39,851	3.2
Cable	82,912	5.4	38,711	3.1
Plastic Products	81,226	5.3	60,007	4.8
Business Services	75,455	5.0	51,230	4.1
Logistics	61,709	4.1	—	—
Publishing	59,967	3.9	68,020	5.4
Food Services	56,407	3.7	21,204	1.7
Laboratory Instruments	55,124	3.6	58,402	4.6
Home Furnishings	51,354	3.4	52,512	4.2
Sporting Goods	46,122	3.0	26,920	2.1
Consumer Products	46,067	3.0	19,353	1.5
Entertainment	45,385	3.0	41,464	3.3
Technology	45,239	3.0	36,188	2.9
Information Services	44,327	2.9	47,440	3.8
Electronics	40,204	2.6	24,834	2.0
Newspaper	35,672	2.3	90,640	7.2
Auto Parts	34,788	2.3	17,198	1.4
Education	31,053	2.1	30,987	2.5
Other Media	29,315	1.9	24,110	1.9
Leisure Activities	14,043	0.9	14,314	1.1
Other (a)	33,400	2.2	24,043	1.8

	$1,525,325	100.0%	$1,257,612	100.0%

(a)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

As of September 30, 2007 and December 31, 2006, the Company has one issued call option outstanding. On July 31, 2006, in connection with the sale of 50.1% of the ownership of Crystal Media Network, LLC (“CMN”) to a private investor, the Company issued an option to the private investor to acquire an additional 10% of the ownership of CMN from the Company for $110. The option to acquire 10% of CMN expires January 31, 2008 if not exercised prior to that date and is outstanding as of September 30, 2007 and December 31, 2006. This call option is included in other liabilities at fair value on the Company’s consolidated balance sheets. The following table summarizes the call options issued for the nine months ended September 30, 2007:

Nine Months Ended September 30, 2007
	Cost	Fair Value
Call options outstanding at the beginning of the period	$—	$—
Call options written	—	—
Call options closed	—	—
Call options expired	—	—
Call options exercised	—	—
Change in fair value of call options	—	327

Call options outstanding at the end of the period	$—	$327

In addition, one put option granted by the Company was outstanding at September 30, 2007. During 2007, the Company granted a put option to a private equity firm to put an additional 34% of the common stock of Total Sleep Holdings, Inc. to the Company for a price of $1,000. This put option expires April 30, 2009 if not exercised prior to that date. This put option is included in other liabilities at fair value on the Company’s consolidated balance sheets. The following table summarizes put options granted for the nine months ended September 30, 2007:

Nine Months Ended September 30, 2007
	Cost	Fair Value
Put options outstanding at the beginning of the period	$—	$—
Put options granted	1,000	1,000
Put options closed	—	—
Put options expired	—	—
Put options exercised	—	—
Change in fair value of put options	—	—

Put options outstanding at the end of the period	$1,000	$1,000

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

Note 3—Borrowings

The following is a summary of the Company’s borrowings as of September 30, 2007 and December 31, 2006:

		September 30, 2007		December 31, 2006
	Maturity Date	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Unsecured Notes	October 2010	$50,000	$50,000	$50,000	$50,000
Commercial Loan Trust 2006-2	November 2007(1)	200,000	152,068	200,000	84,040
Commercial Loan Funding Trust Facility	November 2010(2)	—	—	250,000	83,943
Class A Variable Funding Certificates		218,750	60,212	—	—
Class B Variable Funding Certificates		31,250	—	—	—
Term Securitization	April 2018
Series 2006-1 Class A-1 Notes		106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes		50,000	43,000	50,000	11,400
Series 2006-1 Class A-3 Notes		85,000	85,000	85,000	35,000
Series 2006-1 Class B Notes		58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes		45,000	45,000	45,000	45,000
Series 2006-1 Class D Notes		47,500	47,500	47,500	47,500
Revolving Unsecured Credit Facility	June 2008	100,000	12,000	100,000	—

Total		$992,500	$659,780	$992,500	$521,883

(1)	Amended in October 2007 to extend the maturity date to February 29, 2008. See Note 9, Subsequent Events, for further discussion of this facility.
(2)	Renewable at lender’s discretion each July.

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

Unsecured Notes. On October 11, 2005, the Company issued $50,000 of investment grade five-year unsecured notes in a private placement. The notes were rated “BBB-” by Fitch Ratings, Inc. and have a fixed interest rate of 6.73% per year payable semi-annually. Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”) acted as the placement agent for the issuance. See Note 9, Subsequent Events, for further discussion of this facility.

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

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

The Company uses this facility to fund the origination of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances. As of September 30, 2007 the Company had $152,068 outstanding under this facility. See Note 9, Subsequent Events, for further discussion of this facility including amendments made subsequent to September 30, 2007.

MCG Commercial Loan Funding Trust. The Company has, through MCG Commercial Loan Funding Trust, a $250,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by the Company to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. This facility is funded through two separate Variable Funding Certificates, (“VFC”), a $218,750 Class A VFC and a $31,250 Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral. Advances under the Class B VFC may be up to 10% of eligible collateral. The facility is scheduled to terminate on November 30, 2010, but is subject to annual renewal and may be extended under certain circumstances. In July 2007, this facility was renewed through July 25, 2008. As of September 30, 2007, the Company had $60,212 Class A VFC and no Class B VFC outstanding under this facility.

In July 2007, the Company amended the Commercial Loan Funding Trust Facility. Pursuant to this amendment, the interest rates for Class A advances and Class B advances were reduced to the commercial paper rate plus 0.75% and 1.50%, respectively, per annum. The Class A advances and Class B advances previously bore interest at the commercial paper rate plus 0.95% and 1.75%, respectively, per annum.

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full during April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $486,835 as of September 30, 2007, which were purchased by the trust from the Company. Additional commercial loans will be purchased by the trust from the Company primarily using the proceeds from the Class A-2 revolving notes. The pool of commercial loans in

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of September 30, 2007, the Company had $385,500 of these notes outstanding.

Revolving Unsecured Credit Facility. This facility is a $100,000 unsecured revolving credit facility established with HVB. The facility allows for additional lenders with HVB acting as the agent. The $100,000 commitment is maintained by four lenders. HVB, Chevy Chase Bank, Sovereign Bank, and Royal Bank of Canada maintain commitments of $50,000, $10,000, $15,000, and $25,000, respectively. Advances under this credit facility bear interest at LIBOR plus 2.00%, the prime rate plus 0.50%, or the Federal Funds rate plus 2.25%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, minimum cash net operating income, and a minimum ratio of earnings before interest and taxes to interest expense. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. As of September 30, 2007 the Company had $12,000 outstanding under this credit facility.

Borrowings outstanding, by interest rate benchmark, as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
LIBOR	$549,568	$387,940
Commercial paper rate	60,212	83,943
Fixed rate	50,000	50,000

	$659,780	$521,883

Note 4—Share Based Compensation

Employee Share Based Compensation

During the nine months ended September 30, 2007, the Company granted approximately 936 restricted shares under the 2006 Employee Restricted Stock Plan. The forfeiture provisions will lapse quarterly with respect to 836 of these restricted shares through September 30, 2011. The remaining 100 of these restricted shares are subject to both time-and performance-based forfeiture provisions that lapse annually through February 28, 2008. During the nine months ended September 30, 2007, approximately 11 restricted shares were forfeited.

During the three months ended September 30, 2007 and 2006, the Company recognized compensation expense related to employee restricted stock of approximately $2,120 and $1,160, respectively. During the nine months ended September 30, 2007 and 2006, the Company recognized compensation expense related to employee restricted stock of approximately $7,126 and $2,515, respectively. In addition, dividends paid on restricted shares securing non-recourse employee loans totaled $61 and $88 for the quarter ended September 30, 2007 and 2006, respectively, and are included in salaries and benefits in the Consolidated Statements of Operations. Dividends paid on restricted shares securing non-recourse employee loans and on forfeited shares totaled $199 and $966 for the nine months ended September 30, 2007 and 2006, respectively, and are included in salaries and benefits in the Consolidated Statements of Operations. At September 30, 2007, total unrecognized compensation cost related to restricted stock granted to employees was approximately $17,610 and is expected to be recognized over a weighted average remaining requisite service period of approximately 2.8 years.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

Additionally, pursuant to employment agreements with certain executives dated September 18, 2006 the Company will grant to these executives 100 restricted shares, under the 2006 Plan, that will be subject to both service and performance conditions. Forfeiture provisions will lapse with respect to these 100 restricted shares annually each February 28 from 2009 to 2010. As of September 30, 2007, these 100 shares are not yet considered granted under FAS 123R because the performance conditions have not yet been established. Therefore, the Company has not recorded any compensation expense related to these 100 shares.

Non-Employee Director Share Based Compensation

Compensation cost related to restricted shares issued to non-employee directors under the 2006 Non-Employee Director Restricted Stock Plan was approximately $108 and $0 during the nine months ended September 30, 2007 and 2006, respectively. The compensation cost related to restricted shares granted to non-employee directors is considered part of the overall compensation to these directors for their services as directors of the Company, therefore this cost is included as a component of general and administrative expense on the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2007. At September 30, 2007, total unrecognized compensation cost related to restricted stock granted to non-employee directors was approximately $369 and is expected to be recognized over a weighted average remaining requisite service period of approximately 2.3 years.

The following table summarizes the Company’s restricted stock award activity during the nine months ended September 30, 2007:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock subject to forfeiture provisions at December 31, 2006	458	$16.50
Restricted stock granted	951	19.58
Restricted stock for which forfeiture provisions lapsed	(329)	18.80
Restricted stock forfeited	(21)	19.42

Restricted stock subject to forfeiture provisions at September 30, 2007	1,059	$18.54

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

During the nine months ended September 30, 2007, the Company recorded an income tax provision of $2,867 primarily related to unrealized gains on the Company’s investments and the performance of certain of the Company’s investments that are held in taxable subsidiaries.

Since December 2001, the Company has declared distributions totaling $11.07 per share. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

(in thousands, except per share amounts)

net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to the Company’s stockholders. To the extent the Company’s taxable earnings fall below the total amount of its distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. For the fiscal years ended December 31, 2006, 2005, 2004, and 2003 a portion of the distributions to the Company’s stockholders was deemed a return of capital. For the quarter ended September 30, 2007, the Company declared a distribution of $0.44 per share which brings total year-to-date distributions to $1.32 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company determined the tax attributes of its distributions year-to-date as of September 30, 2007, 84% would be from ordinary income, 16% would be from capital gains and none would be a return of capital for stockholders, however, there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2007 distributions to shareholders will actually be.

The following table is a reconciliation of GAAP net income to taxable net income for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Net income	$91,519	$100,949
Net change in unrealized appreciation on investments not taxable until realized	(5,526)	(34,604)
Differences between GAAP and tax related to deductibility of long-term incentive compensation	3,247	2,468
Interest income on non-accrual loans that is taxable	12,378	3,612
Dividend income accrued for GAAP purposes which is not yet taxable	(32,180)	(22,266)
Distributions from taxable subsidiaries	13,644	654
Federal tax expense	2,528	2,661
Other, net	(5,078)	(93)

Taxable income before deductions for distributions	$80,532	$53,381

Note 6—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic
Net income	$23,019	$22,116	$91,519	$71,428
Weighted average common shares outstanding	62,298	53,281	60,245	53,236
Earnings per common share-basic	$0.37	$0.42	$1.52	$1.34
Diluted
Net income	$23,019	$22,116	$91,519	$71,428
Weighted average common shares outstanding	62,298	53,281	60,245	53,236
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	19	—	3	—

Weighted average common shares and common stock equivalents	62,317	53,281	60,248	53,236
Earnings per common share-diluted	$0.37	$0.42	$1.52	$1.34

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

Note 7—Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2007 and 2006:

	2007	2006
Per share data:
Net asset value at beginning of period (a)	$12.83	$12.48

Net operating income before investment gains and losses (b)	1.21	1.12
Net realized gains (losses) on investments (b)	0.27	(0.08)
Net change in unrealized appreciation (depreciation) on investments (b)	0.09	0.37
Income tax provision (b)	(0.05)	(0.07)

Net income	1.52	1.34

Distributions declared	(1.32)	(1.26)
Effect of distributions recorded as compensation expense (b)	—	0.02

Net decrease in stockholders’ equity resulting from distributions	(1.32)	(1.24)
Net increase in stockholders’ equity from reduction in stockholder loans	—	0.05
Issuance of shares	0.24	—
Dilutive effect of issuance of restricted stock and restricted stock subject to forfeiture provisions (c)	(0.17)	—
Net increase in stockholders’ equity from restricted stock amortization (b)	0.12	0.04

Net increase in stockholders’ equity relating to share issuances	0.19	0.09

Net asset value at end of period (a)	$13.22	$12.67

Per share market value at end of period	$14.39	$16.33
Total return (d)	(22.69)%	20.56%
Shares outstanding at end of period	65,541	53,382

Ratio/Supplemental data:
Net assets at end of period	$866,309	$676,604
Ratio of operating expenses to average net assets (annualized)	11.03%	10.89%
Ratio of net operating income to average net assets (annualized)	12.43%	12.03%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.
(c)	The dilutive effect of issuance of restricted stock and restricted stock subject to forfeiture provisions represents the effect of restricted stock issued during the period and the effect of the lapsing of forfeiture provisions on restricted stock on earnings per share.
(d)	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

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

Note 9—Subsequent Events

On October 3, 2007, the Company issued $25,000 of long-term unsecured notes in a private placement. The notes have a five-year term and a fixed interest rate of 6.71% per annum paid semi-annually. The interest rate is subject to possible adjustment in the future. The purchasers of the new notes are also holders of the Company’s notes issued in the $50,000 private placement which was completed in 2005. The proceeds from the offering will be used for working capital and other general corporate purposes, including originating investments primarily in private middle market companies. The proceeds may also be used temporarily to reduce borrowings under the Company’s revolving credit facilities.

On October 23, 2007, the Company entered into the first amendment to its Commercial Loan Trust 2006-2 warehouse credit facility with Merrill Lynch Capital Corp. Pursuant to this amendment, the maturity date for the facility was extended from November 30, 2007 through February 29, 2008. In addition, the advance rate was reduced from 80% to 75% of the value of the commercial loans purchased by the trust. The Company had previously intended to access the CLO Market during the fall of 2007 in order to obtain debt capital, a portion of which would have been used to repay amounts outstanding under our warehouse credit facility with Merrill Lynch Capital Corp. This amendment extends that credit facility in order to delay this transaction pending more favorable market conditions. In the event that we do not see improvement in the market, we will likely seek an additional extension or refinance this facility. The Company believes that it has sufficient cash, additional borrowing capacity from other existing credit sources and other sources of liquidity to repay the amounts owed on this warehouse credit facility. Further, while there can be no assurance, in the event that the Company is unable to access the CLO Market for an extended period of time, the Company believes that it will have continued access to other forms of debt capital, although these other forms of debt capital may be at higher interest rates than our historical term securitizations.

On October 24, 2007, the Company announced that its consolidated wholly owned subsidiary, Solutions Capital I, L.P., has received a license from the United States Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”). The license allows Solutions Capital I to borrow up to $100,000 in funds which can be used to provide debt and equity capital to qualifying small businesses. Additionally, the Company has applied for exemptive relief from the SEC, similar to relief that has been granted to other business development companies, to permit the Company to exclude debt issued by the SBA to Solutions Capital I from its consolidated asset coverage ratio, which will enable the Company to fund more investments with debt capital. There can be no assurances that the Company will receive exemptive relief from the SEC. The Company intends to seek up to $127,000 in leverage from the SBA, which is subject to SBA approval. The SBIC debt, once drawn, has an interim rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within six months of funding, and is set to the 10 year treasury rate at that time plus a spread and an annual SBA charge, which taken together currently approximate 175 basis points.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of September 30, 2007, including the consolidated schedule of investments, the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2007 and 2006, and the consolidated statements of changes in net assets, cash flows, and financial highlights for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of MCG Capital Corporation’s management.

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

October 31, 2007

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share and other period-end data)	2007	2006	2007	2006
Income statement data:
Revenue	$47,082	$40,864	$137,412	$113,771
Net operating income before investment gains and losses and income tax provision (benefit)	24,248	20,064	72,788	59,713
Distributable net operating income (“DNOI”)(a)	26,368	21,224	79,914	62,228
Net income	23,019	22,116	91,519	71,428

Per common share data:
Net operating income before investment gains and losses and income tax provision (benefit) per common share - basic and diluted	$0.39	$0.38	$1.21	$1.12
DNOI per common share—basic and diluted(a)	0.42	0.40	1.33	1.17
Earnings per common share—basic and diluted	0.37	0.42	1.52	1.34
Cash dividends declared per common share	0.44	0.42	1.32	1.26

Selected period-end balances:
Total investment portfolio	$1,525,325	$1,207,186
Total assets	1,579,386	1,276,156
Borrowings	659,780	554,679
Total stockholders’ equity	866,309	676,604
Net asset value per common share(b)	13.22	12.67

Other period-end data:
Average size of investment	17,736	13,413
Number of portfolio companies	86	90
Number of employees	94	85

Reconciliation of DNOI to net operating income before investment gains and losses and income tax provision (benefit):
Net operating income before investment gains and losses and income tax provision (benefit)	$24,248	$20,064	$72,788	$59,713
Amortization of employee restricted stock awards	2,120	1,160	7,126	2,515

DNOI	$26,368	$21,224	$79,914	$62,228

Weighted average common shares outstanding	62,298	53,281	60,245	53,236
Weighted average common shares outstanding and dilutive common stock equivalents	62,317	53,281	60,248	53,236
Earnings per common share—basic and diluted	0.37	0.42	1.52	1.34
Net operating income before investment gains and losses and income tax provision (benefit) per common share—basic and diluted	0.39	0.38	1.21	1.12
DNOI per share—basic and diluted	0.42	0.40	1.33	1.17

(a)	Distributable net operating income is net operating income before investment gains and losses and income tax provision (benefit), as determined in accordance with U.S. generally accepted accounting principles, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of our operating performance exclusive of employee restricted stock amortization, which represents an expense of MCG but does not require settlement in cash. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in our consolidated financial statements, to help analyze how our business is performing.
(b)	Based on common shares outstanding at period-end.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Portfolio Composition and Investment Activity

The total value of our investment portfolio, exclusive of unearned income, was $1,525.3 million and $1,257.6 million at September 30, 2007 and December 31, 2006, respectively. Our gross originations and advances totaled $510.2 million and $467.8 million during the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we originated investments of $354.2 million in 26 portfolio companies (some of which were new customers and some of which were existing customers) and made advances of $156.0 million to existing portfolio companies. The originations of $354.2 million were composed of $182.2 million of senior debt, $74.3 million of secured subordinated debt, $23.1 million of unsecured subordinated debt and $74.6 million of equity. During the nine months ended September 30, 2007, the total value of newly originated investments, additional investments in existing portfolio companies, accrual of payment-in-kind interest and dividends, and net unrealized appreciation on investments, net of sales and repayments of securities, resulted in a $267.7 million increase in the total portfolio value of our investments, exclusive of unearned income.

The following table shows our portfolio of investments by security type at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt	$497.5	32.6%	$389.7	31.0%
Subordinated debt
Secured	521.5	34.2	495.0	39.3
Unsecured	37.4	2.5	24.7	2.0

Total debt investments	1,056.4	69.3	909.4	72.3

Preferred equity	401.3	26.3	285.1	22.7
Common/common equivalents equity	67.6	4.4	63.1	5.0

Total equity investments	468.9	30.7	348.2	27.7

Total	$1,525.3	100.0%	$1,257.6	100.0%

Our senior debt investments have increased from 31.0% of our total portfolio at December 31, 2006 to 32.6% of our total portfolio at September 30, 2007.

Total portfolio investment activity (exclusive of unearned income) for the nine months ended September 30, 2007 and 2006 was as follows:

(dollars in millions)	2007	2006
Investment portfolio at beginning of period	$1,257.6	$1,097.6
Originations and advances	510.2	467.8
Gross payments/reductions/sales of securities	(263.5)	(373.3)
Net unrealized gains	15.9	14.2
Net realized gains (losses)	15.4	(4.4)
Reversals of unrealized (appreciation) depreciation	(10.3)	5.3

Investment portfolio at end of period	$1,525.3	$1,207.2

The following table shows our gross originations and advances during the nine months ended September 30, 2007 and 2006 by security type:

(dollars in millions)	2007		2006
Senior secured debt	$236.9	46.5%	$139.2	29.7%
Subordinated debt	158.8	31.1	183.7	39.3
Preferred equity	108.2	21.2	136.9	29.3
Common/common equivalents equity	6.3	1.2	8.0	1.7

Total	$510.2	100.0%	$467.8	100.0%

The following table shows our gross payments, reductions, and sales of securities during the nine months ended September 30, 2007 and 2006 by security type:

(dollars in millions)	2007		2006
Senior secured debt	$127.9	48.6%	$258.4	69.2%
Subordinated debt	98.9	37.5	108.9	29.2
Equity	36.7	13.9	6.0	1.6

Total	$263.5	100.0%	$373.3	100.0%

During the nine months ended September 30, 2007 and 2006, our gross payments, reductions and sales of securities by transaction type included:

(dollars in millions)	2007	2006
Scheduled principal amortization	$37.1	$75.8
Senior loan sales	4.6	114.1
Principal repayments	173.8	167.3
Payment of paid-in-kind interest and dividends	16.2	11.3
Sale of equity investments	31.8	4.8

Total	$263.5	$373.3

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2007 and December 31, 2006 (excluding unearned income):

	September 30, 2007		December 31, 2006
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications – CLEC (competitive local exchange carriers)	$282.6	18.5%	$274.1	21.8%
Other Communications	46.1	3.0	84.0	6.7
Healthcare	130.0	8.5	112.1	8.9
Broadcasting	96.9	6.4	39.9	3.2
Cable	82.9	5.4	38.7	3.1
Plastic Products	81.2	5.3	60.0	4.8
Business Services	75.5	5.0	51.2	4.1
Logistics	61.7	4.1	—	—
Publishing	59.9	3.9	68.0	5.4
Food Services	56.4	3.7	21.2	1.7
Laboratory Instruments	55.1	3.6	58.4	4.6
Home Furnishings	51.4	3.4	52.5	4.2
Sporting Goods	46.1	3.0	26.9	2.1
Consumer Products	46.1	3.0	19.4	1.5
Entertainment	45.4	3.0	41.5	3.3
Technology	45.2	3.0	36.2	2.9
Information Services	44.3	2.9	47.4	3.8
Electronics	40.2	2.6	24.8	2.0
Newspaper	35.7	2.3	90.6	7.2
Auto Parts	34.8	2.3	17.2	1.4
Education	31.1	2.1	31.0	2.5
Other Media	29.3	1.9	24.1	1.9
Leisure Activities	14.0	0.9	14.3	1.1
Other (a)	33.4	2.2	24.1	1.8

	$1,525.3	100.0%	$1,257.6	100.0%

(a)	No individual industry within this category exceeds 1%.

At September 30, 2007, our ten largest portfolio companies represented approximately 41.2% of the total fair value of our investments. These ten customers accounted for approximately 35.3% of our total revenue during the nine months ended September 30, 2007. At September 30, 2007, approximately 21.5% of our portfolio at fair value was invested in companies in the communications industry, of which 18.5% were in competitive local exchange carriers, or CLECs. Two of our largest portfolio companies, which we control, Broadview Networks Holdings, Inc. (“Broadview”) and Cleartel Communications, Inc. (“Cleartel”) are CLECs. Our remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies. See “—Results of Operations” for additional information regarding our investments in Broadview and Cleartel.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2007 and December 31, 2006:

(dollars in millions)
	September 30, 2007			December 31, 2006
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	$992.2	(a)	65.1%	$785.3	(a)	62.4%
2	267.3		17.5	285.5		22.7
3	176.4		11.6	158.2		12.6
4	26.2		1.7	23.6		1.9
5	63.2		4.1	5.0		0.4

	$1,525.3		100.0%	$1,257.6		100.0%

(a)	At September 30, 2007 and December 31, 2006, approximately $551.1 million and $447.4 million, respectively, of our investments with an investment rating of “1” were loans to companies in which we also hold equity securities or for which we have already realized a gain on our equity investment.

The increase in the amount of investments with an investment rating of “5” is primarily due to our investment in Cleartel. See “—Results of Operations” for additional information regarding our investment in Cleartel.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, at September 30, 2007 and December 31, 2006:

	September 30, 2007			December 31, 2006
(dollars in millions)	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 90 days past due
On non-accrual status	$6.3	0.6%	0.4%	$20.1	2.2%	1.6%
Not on non-accrual status	1.8	0.2	0.1	1.8	0.2	0.1

Total loans greater than 90 days past due	$8.1	0.8%	0.5%	$21.9	2.4%	1.7%

Loans on non-accrual status
0 to 90 days past due	$100.5	9.5%	6.6%	$15.3	1.7%	1.2%
Greater than 90 days past due	6.3	0.6	0.4	20.1	2.2	1.6

Total loans on non-accrual status	$106.8	10.1%	7.0%	$35.4	3.9%	2.8%

Loans on non-accrual status or greater than 90 days past due	$108.6	10.3%	7.1%	$37.2	4.1%	2.9%

The increase in loans on non-accrual status from $35.4 million at December 31, 2006 to $106.8 million at September 30, 2007 is primarily due to our investment in Cleartel Communications, Inc. (“Cleartel”), a competitive local exchange carrier (“CLEC”) serving primarily residential customers, which we placed on non-accrual status during the first quarter of 2007. At September 30, 2007, Cleartel represented 5.7% of our total loan portfolio and 56.5% of our loans on non-accrual status. During the first nine months of 2007, we invested an additional $15.5 million of subordinated debt in Cleartel. As of September 30, 2007, we held Cleartel subordinated debt with a fair value of $60.4 million and Cleartel preferred stock with a fair value of zero. These fair values reflect a write-down of approximately $24.6 million which was recorded during the third quarter of 2007 and a write-down of approximately $40.1 million which was recorded in the fourth quarter of 2006.

Cleartel acquired Supra Telecom (“Supra”), a Florida-based CLEC during the fourth quarter of 2006. Cleartel has not met our expectations and projections of realizing synergies from this acquisition and has had problems related to the application of its customer disconnect procedures, credit policies and billing processes. As a result, Cleartel incurred an estimated EBITDA loss of ($0.5) million during the first quarter of 2007 which was not anticipated. During the second quarter of 2007, Cleartel earned an estimated EBITDA of $0.3 million. Cleartel has since improved its EBITDA to $0.5 million during the third quarter of 2007 through improvement in gross margins from 31.5% in the first quarter of 2007 to 35.3% in the second quarter of 2007 to 36.4% during the third quarter of 2007. Cleartel’s current business plan will focus on delivering more advanced IP services and reducing some of its less profitable initiatives. We believe we are repositioning Cleartel to be an effective competitor in the highly competitive telecommunications market. Cleartel’s investments in people and technology should enable it to deliver more advanced IP services to better serve its customers and to rebuild value in our investment. During the third quarter of 2007, we invested an additional $3.1 million in Cleartel and for the nine months ended September 30, 2007, we have invested $15.5 million into Cleartel. We may elect to make additional investments in Cleartel in future periods to support its business initiatives.

Since our Cleartel investment is a control investment and because Cleartel is not currently generating sufficient earnings to service its capital structure, all of our Cleartel debt investments were placed on non-accrual status during the first quarter of 2007 and remained on non-accrual status during the second and third quarters of 2007. This investment will remain on non-accrual status until the underlying financial results and cash flows of Cleartel improve. During the third quarter of 2007, in connection with the completion of a re-evaluation of the multi-year business plan, it became evident that revenue levels in future periods will run at lower levels than previously anticipated and it will take longer than expected to achieve significant profitability. This is due in part to the fact that Cleartel will reduce some of its less profitable initiatives and in part to the impact of the customer attrition that has occurred. Because we view revenue as a key component of value, we have reduced the value of our total investment in Cleartel. We believe that Cleartel’s business initiatives will lead to improved results for Cleartel in 2008 and beyond. However, these initiatives take time to implement and we cannot predict with certainty when any of our Cleartel investments will return to accrual status. At a minimum, we do not expect our Cleartel debt investment to return to accrual status prior to the middle of 2008. Further, it is likely that we will reconstitute the capital structure by converting some of the debt to equity in the near future. At September 30, 2007, Cleartel represented approximately 4.0% of the fair value of our investments compared to 5.8% of the fair value of our investments at December 31, 2006. Our ability to recognize income from our investment in Cleartel in future periods and the fair value of our investment in Cleartel will be dependent on the financial and operational performance of Cleartel.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

The following table shows the components of our net income for the three months ended September 30, 2007 and 2006:

(dollars in millions)	2007	2006	Change	Percentage Change
Revenue
Interest and dividend income	$43.8	$33.3	$10.5	32%
Loan fees	1.6	1.1	0.5	45

Total interest and dividend income	45.4	34.4	11.0	32
Advisory fees and other income	1.7	6.5	(4.8)	(74)

Total revenue	47.1	40.9	6.2	15

Operating expenses
Interest expense	11.9	9.8	2.1	21
Employee compensation:
Salaries and benefits	6.2	6.7	(0.5)	(7)
Amortization of employee restricted stock	2.1	1.2	0.9	75

Total employee compensation	8.3	7.9	0.4	5
General and administrative expense	2.7	3.1	(0.4)	(13)

Total operating expenses	22.9	20.8	2.1	10

Net operating income before investment gains and losses and income tax provision	24.2	20.1	4.1	20

Net investment gains before income tax provision	2.2	2.0	0.2	10

Income tax provision	3.4	—	3.4	N/A

Net income	$23.0	$22.1	$0.9	4%

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

Total interest and dividend income, which includes loan fees, increased $11.0 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Interest income, exclusive of loan fees, increased approximately $4.0 million during the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due to an increase in our average loan portfolio, which had an impact of approximately $5.5 million and an increase in spread to LIBOR on yielding loans, which had an impact of approximately $1.6 million. This increase was partially offset by the impact of non-accrual loans of approximately $(3.0) million and the impact of a decrease in previously unaccrued income of approximately $(0.1) million. We include in interest income certain amounts that we have not received in cash, such as contractual paid-in-kind (PIK) interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid either by contract or the portfolio company’s choice, but is generally paid at the end of the loan term. The following table shows the PIK related activity for the three months ended September 30, 2007 and 2006:

(dollars in millions)	2007	2006
Beginning PIK loan balance	$11.8	$19.1
PIK interest earned during the period	4.4	2.8
Principal payments of cash on PIK loans	(1.4)	(1.2)
PIK loans converted to other securities	—	(9.7)
Interest receivable converted to PIK	0.9	3.9

Ending PIK loan balance	$15.7	$14.9

Dividend income increased approximately $6.5 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Certain of our equity investments have stated accruing dividend rates, for which we accrue dividends as they are earned to the extent we believe they will ultimately be paid. The increase in accrued preferred dividends for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily due to the recognition of approximately $1.5 million of previously unaccrued dividends on one of our portfolio companies, JUPR Holdings, Inc., during the third quarter of 2007, and due to an increase of approximately $2.8 million in accrued preferred dividends from our investment in Broadview. The remainder of the increase in dividend income is primarily due to growth in our equity portfolio. We recognized dividend income equal to the contractual accruing dividend on our preferred equity investment in Broadview of approximately $7.5 million and $4.7 million for the three months ended September 30, 2007 and 2006, respectively. Our dividend activity for the three months ended September 30, 2007 and 2006 was as follows:

(dollars in millions)	2007	2006
Beginning accrued dividend balance	$52.4	$19.4
Dividend income earned during the period	12.6	6.1
Payment of dividends	(0.1)	(0.5)

Ending accrued dividend balance	$64.9	$25.0

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan fee income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. Loan fees increased approximately $0.6 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

The following table shows our loan fee activity during the three months ended September 30, 2007 and 2006:

(dollars in millions)	2007	2006
Beginning unearned income balance	$10.7	$7.7
Additional deferred fees	1.3	1.5
Unearned income recognized	(1.6)	(1.1)

Ending unearned income balance	$10.4	$8.1

The total yield on our average debt portfolio at fair value for the three months ended September 30, 2007 and 2006 was 12.2% and 12.7%, respectively. The average LIBOR for the three months ended September 30, 2007 was 5.4%, which is the same as the three months ended September 30, 2006. The decrease in total yield is primarily attributable to the increase in non-accrual loans. For the three months ended September 30, 2007, the impact of non-accrual loans on total yield was (1.7%), as compared to (0.4%) for the three months ended September 30, 2006. This impact was partially offset by an increase in the spread to average LIBOR on our average yielding loan portfolio of 8.2% for the three months ended September 30, 2007, as compared to 7.5% for the three months ended September 30, 2006.

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Advisory fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The decrease in advisory fees and other income of $(4.8) million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily due to decreases in advisory and management fees of approximately $(3.9) million primarily due to lower origination activity and a decrease in prepayment fees of approximately $(1.0), million partially offset by an increase in bank interest of approximately $0.1 million.

Broadview, a CLEC serving primarily business customers, is our largest portfolio investment, in which we held preferred stock with an aggregate fair value of $181.8 million at September 30, 2007. For the three months ended September 30, 2007, Broadview accounted for approximately $7.5 million, or 16.0%, of our total revenue compared to approximately $6.8 million, or 16.8%, of our total revenue for the three months ended September 30, 2006. During the three months ended September 30, 2006, our revenue from our Broadview investment was comprised of interest and dividend income. During the third quarter of 2006, we converted all our debt investments in Broadview to preferred stock, therefore during the three months ended September 30, 2007, our revenue from our Broadview investment was all in the form of dividend income. Our investment in Broadview’s preferred stock is convertible into common stock and represents an ownership interest of approximately 46% on an as-if converted basis. As of September 30, 2007, our preferred stock investment in Broadview entitles us to a preferred claim of approximately $259.1 million, prior to claims by Broadview common shareholders. This claim amount represents the amount to which we would be entitled in a liquidation scenario where the value of Broadview is sufficient to satisfy the claims of all preferred equity holders. In other words, $259.1 million is the amount, as of September 30, 2007, that we would be entitled to receive for our preferred stock claim prior to any distributions to the holders of Broadview common stock. We are also entitled to accumulating dividends on our preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $259.1 million but are not payable in cash on a current basis. Based on our current investments in Broadview, our future earnings will all be in the form of accumulating dividend income. Further, because accumulating dividends are typically not considered part of taxable income until they are received in cash, it is possible that our GAAP earnings may exceed our taxable earnings by a significant amount until such time as this investment is liquidated. Our ability to recognize income from our investment in Broadview in future periods and the fair value of our investment in Broadview will be dependent on the financial and operational performance and value of Broadview.

During the first quarter of 2007, we placed our investment in Cleartel, which was our second largest portfolio company at the time, on non-accrual status. We did not recognize any revenue from this investment during the quarter ended September 30, 2007, compared to $1.3 million, or 3.2%, of our total revenue for the three months ended September 30, 2006. As of September 30, 2007, we held Cleartel subordinated debt with a fair value of $60.4 million and Cleartel preferred stock with a fair value of zero. Our ability to recognize income from our investment in Cleartel in future periods and the fair value of our investment in Cleartel will be dependent on the financial and operational performance and value of Cleartel. See “—Asset Quality” for additional discussion regarding our investment in Cleartel.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense of approximately $2.1 million during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, is primarily attributable to higher average borrowings which caused interest expense to increase by approximately $3.4 million, partially offset by a decrease of approximately $1.2 million in amortization of deferred debt issuance costs.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and amortization of employee restricted stock awards. Total salaries and benefits was approximately $6.2 million and $6.7 million during the three months ended September 30, 2007 and September 30, 2006, respectively. The approximately $(0.5) million decrease in salaries and benefits expense was primarily due to approximately $1.5 million of severance costs related to our former CEO included in the three months ended September 30, 2006 results, partially offset by an increase of approximately $1.0 million in salaries and benefits due to increased staffing and variable annual incentive compensation. Amortization of employee restricted stock awards is non-cash compensation related to restricted stock awards granted in 2001, 2006, and 2007. During the quarter ended September 30, 2007, we recognized compensation expense related to restricted stock awards of approximately $2.1 million, compared to approximately $1.2 million for the quarter ended September 30, 2006. We granted approximately 20,500 shares of restricted stock during the third quarter of 2007 pursuant to our 2006 Employee Restricted Stock Plan. The forfeiture provisions will lapse quarterly with respect to these 20,500 restricted shares through September 30, 2011.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses decreased approximately $(0.4) million during the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due to professional fees of approximately $1.0 million incurred in the third quarter of 2006 in conjunction with the independent review of certain tax withholding reimbursements and loan repayments by our current and former executive officers, as previously disclosed, partially offset by costs resulting from the growth of our business.

Net Operating Income Before Investment Gains and Losses and Income Tax Provision (Benefit)

Net operating income before investment gains and losses and income tax provision (benefit) for the three months ended September 30, 2007 totaled $24.2 million, an increase of approximately $4.2 million compared with $20.1 million for the three months ended September 30, 2006. This increase is due to the items discussed above.

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

DNOI for the three months ended September 30, 2007 was $26.4 million, or $0.42 per share, compared to $21.2 million, or $0.40 per share, for the three months ended September 30, 2006. The following table shows a reconciliation of our reported net operating income before investment gains and losses and income tax provision (benefit) to DNOI for the quarter ended September 30, 2007 and 2006:

(in thousands, except per share data)
	2007	2006
Net operating income before investment gains and losses and income tax provision (benefit)	$24,248	$20,064
Amortization of employee restricted stock awards	2,120	1,160

DNOI	$26,368	$21,224

Weighted average common shares outstanding	62,298	53,281
Weighted average common shares outstanding and dilutive common stock equivalents	62,317	53,281
Earnings per common share—basic and diluted	$0.37	$0.42
Net operating income before investment gains and losses and income tax provision (benefit) per common share—basic and diluted	$0.39	$0.38
DNOI per share—basic and diluted	$0.42	$0.40

Net Investment Gains and Losses Before Income Tax Provision (Benefit)

Net investment gains before income tax provision (benefit) totaled approximately $2.2 million for the three months ended September 30, 2007, compared to $2.0 million for the three months ended September 30, 2006. The net investment gains of $2.2 million for the three months ended September 30, 2007 were inclusive of $24.6 million of unrealized depreciation on Cleartel. See “—Results of Operations” for more information about our investment in Cleartel. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended September 30, 2007:

			Three Months Ended September 30, 2007
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Superior Industries Investors, LLC	Sporting Goods	Control	$—	$12,202	$—	$12,202
Jenzabar, Inc.	Technology	Non-affiliate	—	6,577	—	6,577
On Target Media, LLC	Other Media	Affiliate	—	5,431	—	5,431
Coastal Sunbelt, LLC	Food Services	Control	—	5,218	—	5,218
JetBroadband Holdings, LLC	Cable	Control	—	3,346	—	3,346
D&B Towers, LLC	Communications	Non-affiliate	—	1,641	—	1,641
JUPR Holdings, Inc.	Information Services	Control	—	1,573	—	1,573
Miles Media Group, LLC	Publishing	Non-affiliate	2,530	—	(2,461)	69
Intran Media, LLC	Other Media	Control	—	(2,550)	—	(2,550)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(2,885)	—	(2,885)
TNR Entertainment Corp.	Entertainment	Control	—	(3,000)	—	(3,000)
Cleartel Communications, Inc.	Communications	Control	—	(24,647)	—	(24,647)
Other			710	(1,470)	(10)	(770)

Total			$3,240	$1,436	$(2,471)	$2,205

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended September 30, 2006:

			Three Months Ended September 30, 2006
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
dick clark productions, inc.	Broadcasting	Non-affiliate	$—	$3,541	$—	$3,541
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	1,343	—	1,343
Quantum Medical Holdings, LLC	Laboratory Instruments	Non-affiliate	—	420	—	420
Crystal Media Network, LLC	Broadcasting	Control	(2,245)	—	2,561	316
Fawcette Technical Publications Holding	Publishing	Control	—	(462)	—	(462)
Jupitermedia Corporation	Information Services	Non-affiliate	—	(644)	—	(644)
Midwest Tower Partners, LLC	Communications	Control	—	(865)	—	(865)
National Product Services, Inc.	Business Services	Control	—	(1,143)	—	(1,143)
Other			2	(453)	(26)	(477)

Total			$(2,243)	$1,737	$2,535	$2,029

Income Tax Provision

During the three months ended September 30, 2007, we recorded an income tax provision of approximately $3.4 million primarily related to unrealized gains on our investments and the performance of certain of our investments that are held in taxable subsidiaries.

Net Income

Net income totaled approximately $23.0 million for the three months ended September 30, 2007, compared to $22.1 million for the three months ended September 30, 2006. The increase in net income is due to the items discussed above.

Comparison of the Nine Months Ended September 30, 2007 and 2006

The following table shows the components of our net income for the nine months ended September 30, 2007 and 2006:

(dollars in millions)	2007	2006	Change	Percentage Change
Revenue
Interest and dividend income	$125.7	$95.6	$30.1	31%
Loan fees	4.0	4.6	(0.6)	(13)

Total interest and dividend income	129.7	100.2	29.5	29
Advisory fees and other income	7.7	13.5	(5.8)	(43)

Total revenue	137.4	113.7	23.7	21

Operating expenses
Interest expense	31.5	27.4	4.1	15
Employee compensation:
Salaries and benefits	18.1	17.2	0.9	5
Amortization of employee restricted stock	7.1	2.5	4.6	184

Total employee compensation	25.2	19.7	5.5	28
General and administrative expense	7.9	6.9	1.0	14

Total operating expenses	64.6	54.0	10.6	20

Net operating income before investment gains and losses and income tax provision (benefit)	72.8	59.7	13.1	22

Net investment gains before income tax provision	21.6	15.3	6.3	41

Income tax provision	2.9	3.6	(0.7)	(19)

Net income	$91.5	$71.4	$20.1	28%

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

Total interest and dividend income, which includes loan fees, increased $29.5 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Interest income, exclusive of loan fees, increased approximately $9.4 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was due to the increase in our average loan portfolio, which had an impact of approximately $10.3 million, the increase in LIBOR, which had an impact of approximately $1.7 million, an increase in the impact of previously unaccrued interest of $1.7 million and an increase in spread to LIBOR on yielding loans, which had an impact of approximately $6.3 million. These increases were partially offset by the impact of non-accrual loans of approximately $(8.6) million and the impact of fee accelerations on unearned fees on paid/restructured loans of $(2.0) million. We include in interest income certain amounts that we have not received in cash, such as contractual paid-in-kind (PIK) interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid either by contract or the portfolio company’s choice, but is generally paid at the end of the loan term. During the nine months ended September 30, 2007 and 2006, we recognized approximately $2.9 million and $1.7 million, respectively, of previously unaccrued PIK interest that was paid in cash. The following table shows the PIK related activity for the nine months ended September 30, 2007 and 2006:

(dollars in millions)	2007	2006
Beginning PIK loan balance	$11.1	$13.5
PIK interest earned during the period	13.8	12.1
Principal payments of cash on PIK loans	(10.6)	(7.4)
PIK loans converted to other securities	(0.7)	(9.9)
PIK loans purchased	0.4	—
Interest receivable converted to PIK	1.7	6.6

Ending PIK loan balance	$15.7	$14.9

Dividend income increased approximately $20.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Certain of our equity investments have stated accruing dividend rates, for which we accrue dividends as they are earned to the extent we believe they will ultimately be paid. The increase in accrued preferred dividends for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to approximately $1.5 million of previously unaccrued dividends on one of our portfolio companies, JUPR Holdings, Inc., approximately $3.4 million of previously unaccrued dividends we received when we sold our investment in Superior Publishing Corporation and an increase of approximately $11.3 million in accrued preferred dividends from our investment in Broadview. The remainder of the increase in dividend income is primarily due to growth in our equity portfolio. We recognized dividend income equal to the contractual accruing dividend on our preferred equity investment in Broadview of approximately $22.0 million and $10.7 million for the nine months ended September 30, 2007 and 2006, respectively. Our dividend activity for the nine months ended September 30, 2007 and 2006 was as follows:

(dollars in millions)	2007	2006
Beginning accrued dividend balance	$33.6	$12.4
Dividend income earned during the period	35.6	14.9
Payment of dividends	(4.3)	(2.3)

Ending accrued dividend balance	$64.9	$25.0

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan fee income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. Loan fees decreased approximately $(0.6) million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

The following table shows our loan fee activity during the nine months ended September 30, 2007 and 2006:

(dollars in millions)	2007	2006
Beginning unearned income balance	$9.5	$9.1
Additional deferred fees	4.6	3.6
Unearned income recognized	(3.7)	(4.6)

Ending unearned income balance	$10.4	$8.1

The total yield on our average debt portfolio at fair value for the nine months ended September 30, 2007 and 2006 was 12.6% and 12.8%, respectively. The average LIBOR for the nine months ended September 30, 2007 was 5.4%, an increase of 0.3% from 5.1% for the nine months ended September 30, 2006. The decrease in total yield is primarily attributable to the increase in non-accrual loans. For the nine months ended September 30, 2007, the impact of non-accrual loans on total yield was (1.7%) as compared to (0.4%) for the nine months ended September 30, 2006. This impact was partially offset by an increase in the spread to average LIBOR on our average yielding loan portfolio of 8.3% for the nine months ended September 30, 2007, as compared to 7.4% for the nine months ended September 30, 2006.

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Advisory fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The decrease in advisory fees and other income of $(5.8) million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to decreases in prepayment fees of $(2.8) million, advisory and management fees of $(1.7) million and bank interest and other fees of approximately $(1.3) million.

Broadview, a CLEC serving primarily business customers, is our largest portfolio investment, in which we hold preferred stock with an aggregate fair value of $181.8 million at September 30, 2007. For the nine months ended September 30, 2007, Broadview accounted for approximately $22.0 million, or 16.0%, of our total revenue compared to approximately $15.5 million, or 13.6%, of our total revenue for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, our revenue from our Broadview investment was comprised of interest and dividend income. During the third quarter of 2006, we converted all our debt investments in Broadview to preferred stock, therefore during the three months ended September 30, 2007, our revenue from our Broadview investment was all in the form of dividend income. Our investment in Broadview’s preferred stock is convertible into common stock and represents an ownership interest of approximately 46% on an as-if converted basis. As of September 30, 2007, our preferred stock investment in Broadview entitles us to a preferred claim of approximately $259.1 million, prior to claims by Broadview common shareholders. This claim amount represents the amount to which we would be entitled in a liquidation scenario where the value of Broadview is sufficient to satisfy the claims of all preferred equity holders. In other words, $259.1 million is the amount, as of September 30, 2007, that we would be entitled to receive for our preferred stock claim prior to any distributions to the holders of Broadview common stock. We are also entitled to accumulating dividends on our preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $259.1 million but are not payable in cash on a current basis. Based on our current investments in Broadview our future earnings will all be in the form of accumulating dividend income. Further, because accumulating dividends are typically not considered part of taxable income until they are received in cash, it is possible that our GAAP earnings may exceed our taxable earnings by a significant amount until such time as this investment is liquidated. Our ability to recognize income from our investment in Broadview in future periods and the fair value of our investment in Broadview will be dependent on the financial and operational performance and value of Broadview.

During the first quarter of 2007, we placed our investment in Cleartel, our second largest portfolio company at the time, on non-accrual status. We did not recognize any revenue from this investment during the nine months ended September 30, 2007, compared to $3.5 million, or 3.0%, of our total revenue for the nine months ended September 30, 2006. As of September 30, 2007, we held Cleartel subordinated debt with a fair value of $60.4 million and Cleartel preferred stock with a fair value of zero. Our ability to recognize income from our investment in Cleartel in future periods and the fair value of our investment in Cleartel will be dependent on the financial and operational performance and value of Cleartel. See “—Asset Quality” for additional discussion regarding our investment in Cleartel.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense of approximately $4.1 million during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, is attributable to higher average borrowings which caused interest expense to increase by approximately $5.8 million and an increase in LIBOR which caused interest expense to increase by approximately $1.0 million, partially offset by a decrease of approximately $2.7 million in amortization of deferred debt issuance costs.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and amortization of employee restricted stock awards. Total salaries and benefits was approximately $18.1 million and $17.2 million during the nine months ended September 30, 2007 and September 30, 2006, respectively. The increase of $0.9 million in salaries and benefits was primarily due to increased staffing and variable annual incentive compensation, which was partially offset by approximately $1.5 million of severance costs related to our former CEO in 2006 and a decrease in dividends on restricted shares with performance based forfeiture restrictions and shares securing employee loans. Amortization of employee restricted stock awards is non-cash compensation related to restricted stock awards granted in 2001, 2006, and 2007. During the nine months ended September 30, 2007, we recognized compensation expense related to restricted stock awards of approximately $7.1 million, compared to approximately $2.5 million for the nine months ended September 30, 2006. We granted approximately 936,000 shares of restricted stock during the nine months of 2007 pursuant to our 2006 Employee Restricted Stock Plan. The forfeiture provisions will lapse quarterly with respect to 836,000 of these restricted shares through September 30, 2011 and with respect to 100,000 of these shares annually through February 28, 2008.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses increased approximately $1.0 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, due to costs resulting from the growth of our business partially offset by professional fees of approximately $1.0 million incurred in the first nine months of 2006 in conjunction with the independent review of certain tax withholding reimbursements and loan repayments by our current and former executive officers, as previously disclosed.

Net Operating Income Before Investment Gains and Losses and Income Tax Provision (Benefit)

Net operating income before investment gains and losses and income tax provision (benefit) for the nine months ended September 30, 2007 totaled $72.8 million, an increase of approximately $13.1 million compared with $59.7 million for the nine months ended September 30, 2006. This increase is due to the items discussed above.

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

DNOI for the nine months ended September 30, 2007 was $79.9 million, or $1.33 per share, compared to $62.2 million, or $1.17 per share, for the nine months ended September 30, 2006. The following table shows a reconciliation of our reported net operating income before investment gains and losses and income tax provision (benefit) to DNOI for the nine months ended September 30, 2007 and 2006:

(in thousands, except per share data)
	2007	2006
Net operating income before investment gains and losses and income tax provision (benefit)	$72,788	$59,713
Amortization of employee restricted stock awards	7,126	2,515

DNOI	$79,914	$62,228

Weighted average common shares outstanding	60,245	53,236
Weighted average common shares outstanding and dilutive common stock equivalents	60,248	53,236
Earnings per common share—basic and diluted	$1.52	$1.34
Net operating income before investment gains and losses and income tax provision (benefit) per common share—basic and diluted	$1.21	$1.12
DNOI per share—basic and diluted	$1.33	$1.17

Net Investment Gains and Losses Before Income Tax Provision (Benefit)

Net investment gains before income tax provision (benefit) totaled approximately $21.6 million for the nine months ended September 30, 2007, compared to $15.3 million for the nine months ended September 30, 2006. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the nine months ended September 30, 2007:

			Nine Months Ended September 30, 2007
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Superior Industries Investors, LLC	Sporting Goods	Control	$—	$14,954	$—	$14,954
Jenzabar, Inc.	Technology	Non-affiliate	—	8,594	—	8,594
On Target Media, LLC	Other Media	Affiliate	—	6,980	—	6,980
Coastal Sunbelt, LLC	Food Services	Control	—	5,218	—	5,218
Superior Publishing Corporation	Newspaper	Control	4,793	(140)	(740)	3,913
JetBroadband Holdings, LLC	Cable	Control	—	3,346	—	3,346
Jet Plastica Investors, LLC	Plastic Products	Control	—	3,272	—	3,272
Stratford Schools Holdings, Inc.	Education	Affiliate	—	1,582	—	1,582
JUPR Holdings, Inc.	Information Services	Control	—	1,573	—	1,573
dick clark productions, inc.	Broadcasting	Non-affiliate	5,978	—	(4,491)	1,487
Total Sleep Holdings, Inc.	Healthcare	Control	—	1,407	—	1,407
Crystal Media Network, LLC	Broadcasting	Control	—	1,308	—	1,308
National Product Services, Inc.	Business Services	Control	—	1,089	—	1,089
Miles Media Group, LLC	Publishing	Non-affiliate	2,530	781	(2,461)	850
Platinum Wireless, Inc.	Communications	Control	(1,149)	—	1,149	—
Midwest Tower Partners, LLC	Communications	Control	3,642	(572)	(3,642)	(572)
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Non-affiliate	—	(1,216)	—	(1,216)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(2,437)	—	(2,437)
Intran Media, LLC	Other Media	Control	—	(2,550)	—	(2,550)
TNR Entertainment Corp.	Entertainment	Control	—	(3,000)	—	(3,000)
Cleartel Communications, Inc.	Communications	Control	—	(24,647)	—	(24,647)
Other			278	292	(123)	447

Total			$16,072	$15,834	$(10,308)	$21,598

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the nine months ended September 30, 2006:

			Nine Months Ended September 30, 2006
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Midwest Tower Partners, LLC	Communications	Control	$—	$6,548	$—	$6,548
dick clark productions, inc.	Broadcasting	Non-affiliate	—	4,016	—	4,016
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	583	1,557	—	2,140
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	1,940	—	1,940
Stratford Schools Holdings, Inc.	Education	Affiliate	—	1,746	—	1,746
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	762	—	762
Superior Publishing Corporation	Newspaper	Control	—	755	—	755
Jenzabar, Inc.	Technology	Non-affiliate	—	655	—	655
I-55 Internet Services, Inc.	Communications	Non-affiliate	—	—	606	606
Miles Media Holding, Inc.	Publishing	Non-affiliate	—	478	—	478
Crystal Media Network, LLC	Broadcasting	Control	(2,245)	(77)	2,561	239
Telecomm South, LLC	Communications	Control	(1,493)	—	1,493	—
Copperstate Technologies, Inc.	Security Alarm	Control	(1,483)	—	1,053	(430)
National Product Services, Inc.	Business Services	Control	—	(458)	—	(458)
iVerify, US Inc.	Communications	Affiliate	—	(512)	—	(512)
West Coast WirelessLines, LLC	Publishing	Control	—	(586)	—	(586)
Jupitermedia Corporation	Information Services	Non-affiliate	—	(798)	—	(798)
Fawcette Technical Publications Holding	Publishing	Control	—	(2,197)	—	(2,197)
Other			191	371	(182)	380

Total			$(4,447)	$14,200	$5,531	$15,284

Income Tax Provision

During the nine months ended September 30, 2007, we recorded an income tax provision of $2.8 million primarily related to unrealized gains on our investments and the performance of certain of our investments that are held in taxable subsidiaries.

Net Income

Net income totaled approximately $91.5 million for the nine months ended September 30, 2007, compared to $71.4 million for the nine months ended September 30, 2006. The increase in net income is due to the items discussed above.

Valuation

Our board of directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. As part of our process for determining the fair value of our portfolio of investments, we retain independent valuation firms to perform independent valuations on certain of our portfolio companies and review certain of our fair value determinations. The independent valuations and the reviews are considered by our board of directors in its determination of the fair value of our portfolio companies. We intend to continue to obtain independent valuations or reviews of our fair value determinations and to periodically update those valuations and reviews. The following table summarizes the independent valuations and reviews that have been performed from December 31, 2006 through September 30, 2007:

(dollars in millions)	Total Investment	Equity Investment
Total portfolio value at September 30, 2007	$1,525.3	$468.9
Number of companies in our portfolio as of September 30, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and September 30, 2007	45	25
Total value of companies in our portfolio as of September 30, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and September 30, 2007	$1,142.4	$397.9
% of portfolio value as of September 30, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and September 30, 2007	75%	85%
% of portfolio value that is greater than one year old as of September 30, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and September 30, 2007	85%	91%
% of loans on non-accrual status as of September 30, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and September 30, 2007	74%	N/A

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents, Cash, Securitization Accounts, and Cash, Restricted

At September 30, 2007 and December 31, 2006, we had $12.0 million and $21.7 million, respectively, in cash and cash equivalents. In addition, at September 30, 2007 and December 31, 2006, we had $20.3 million and $15.9 million, respectively, in cash, securitization accounts. We also had $4.5 million and $2.6 million of restricted cash as of September 30, 2007 and December 31, 2006, respectively. We primarily invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements, while in other cases we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts negatively impacts our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operational needs.

For the nine months ended September 30, 2007, net cash provided by operating activities totaled $52.3 million, a decrease of approximately $(1.0) million from $53.3 million for the nine months ended September 30, 2006. This decrease was due primarily to higher paid-in-kind interest and dividends, gains on investments and amortization of restricted stock awards which are included in net income, an increase in cash securitization accounts from interest collections and other working capital changes. During the nine months ended September 30, 2007, net cash used in investing activities was $212.9 million compared to $68.9 million during the nine months ended September 30, 2006. This change is primarily the result of a decrease in cash received from principal payments on loans of approximately $92.8 million, an increase of approximately $71.6 million of originations, draws and advances on loans, an increase of approximately $7.1 million in equity investments made and an increase of approximately $0.4 million in fixed asset purchases, partially offset by an increase in the proceeds from the sales of equity investments of approximately $27.9 million. During the nine months ended September 30, 2007, cash provided by financing activities was approximately $150.8 million compared to $0.7 million during the nine months ended September 30, 2006. This change is mainly due to an increase in proceeds from borrowings of approximately $89.7 million, an increase in proceeds from issuance of common stock of approximately $95.1 million and a decrease in payment of financing costs of approximately $6.6 million, partially offset by an increase in cash in securitization accounts for paydown of principal on debt of approximately $26.3 million, an increase in distributions paid of approximately $12.5 million and a decrease in repayment of stockholder loans of approximately $2.6 million.

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

During the nine months ended September 30, 2007, we raised approximately $94.7 million in net proceeds from the sale of 6,000,000 shares of newly issued common stock. During the nine months ended September 30, 2006 we did not raise any proceeds by selling shares of newly issued common stock.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders substantially all of our income. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of September 30, 2007, this ratio was 227% This requirement limits the amount that we may borrow.

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

As of September 30, 2007, we had unused commitments to extend credit to our customers of $87.2 million, which are not reflected on our balance sheet. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies, which are also not reflected on our balance sheet. As of September 30, 2007, we had guarantees and standby letters of credit of approximately $10.0 million.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2007:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (b)	$659.8	$224.3	$—	$50.0	$385.5
Future minimum rental obligations	11.3	2.0	4.2	4.3	0.8

Total contractual obligations	$671.1	$226.3	$4.2	$54.3	$386.3

(a)	This excludes the unused commitments to extend credit to our customers of $87.2 million as well as guarantees and standby letters of credit of approximately $10.0 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility, the Commercial Loan Trust 2006-2, and the Revolving Unsecured Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities.

Borrowings

The following table shows our borrowings as of September 30, 2007 and December 31, 2006:

		September 30, 2007		December 31, 2006
(dollars in millions)	Maturity Date	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Unsecured Notes	October 2010	$50.0	$50.0	$50.0	$50.0
Commercial Loan Trust 2006-2	November 2007(1)	200.0	152.1	200.0	84.0
Commercial Loan Funding Trust Facility	November 2010(2)	—	—	250.0	84.0
Class A Variable Funding Certificates		218.8	60.2	—	—
Class B Variable Funding Certificates		31.2	—	—	—
Term Securitization	April 2018
Series 2006-1 Class A-1 Notes		106.2	106.2	106.2	106.2
Series 2006-1 Class A-2 Notes		50.0	43.0	50.0	11.4
Series 2006-1 Class A-3 Notes		85.0	85.0	85.0	35.0
Series 2006-1 Class B Notes		58.8	58.8	58.8	58.8
Series 2006-1 Class C Notes		45.0	45.0	45.0	45.0
Series 2006-1 Class D Notes		47.5	47.5	47.5	47.5
Revolving Unsecured Credit Facility	June 2008	100.0	12.0	100.0	—

Total		$992.5	$659.8	$992.5	$521.9

(1)	Amended in October 2007 to extend the maturity date to February 29, 2008. See “Recent Developments” for further discussion of this facility.
(2)	Renewable at lender’s discretion each July.

For the above borrowings, the fair value of the borrowings approximates cost. The following table shows our weighted average borrowings, the weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the nine months ended September 30, 2007 and 2006:

(dollars in millions)	2007	2006
Weighted average borrowings	$628.2	$506.7
Average LIBOR	5.4%	5.1%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	1.0%	1.0%
Impact of amortization of deferred debt issuance costs	0.2%	1.0%

Total cost of funds	6.6%	7.1%

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

Unsecured Notes. On October 11, 2005, we issued $50.0 million of investment grade five-year unsecured notes in a private placement. The notes were rated “BBB-” by Fitch Ratings, Inc. and have a fixed interest rate of 6.73% per year payable semi-annually. Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”) acted as the placement agent for the issuance. See “Recent Developments” for further discussion of this facility.

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

We use this warehouse credit facility to fund the origination of loans that will collateralize a future term securitization. Advances under the facility, equal to 80% of the value of commercial loans purchased by the trust, bear interest based on LIBOR plus 0.75% and interest is payable monthly. The facility is scheduled to terminate on the earlier of November 30, 2007 or the completion of a term securitization and may be extended under certain circumstances. As of September 30, 2007 we had $152.1 million outstanding under this facility. See “Recent Developments” for further discussion of this facility including amendments made subsequent to September 30, 2007.

MCG Commercial Loan Funding Trust. We have, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by us to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. This facility is funded through two separate Variable Funding Certificates, or VFCs, a $218.8 million Class A VFC and a $31.2 million Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral. Advances under the Class B VFC may be up to 10% of eligible collateral. The facility is scheduled to terminate on November 30, 2010, but is subject to annual renewal and may be extended under certain circumstances. In July 2007, this facility was renewed through July 25, 2008. As of September 30, 2007, we had $60.2 million Class A VFC and no Class B VFC outstanding under this credit facility.

In July 2007, we amended the Commercial Loan Funding Trust Facility. Pursuant to this amendment, the interest rates for Class A advances and Class B advances were reduced to the commercial paper rate plus 0.75% and 1.50%, respectively, per annum. The Class A advances and Class B advances previously bore interest at the commercial paper rate plus 0.95% and 1.75%, respectively, per annum.

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full during April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $486.8 million as of September 30, 2007, which were purchased by the trust from us. Additional commercial loans will be purchased by the trust from us primarily using the proceeds from the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of September 30, 2007, we had $385.5 million of these notes outstanding.

Revolving Unsecured Credit Facility. This facility is a $100.0 million unsecured revolving credit facility established with HVB. The facility allows for additional lenders with HVB acting as the agent. The $100.0 million commitment is maintained by four lenders. HVB, Chevy Chase Bank, Sovereign Bank and Royal Bank of Canada maintain $50.0 million, $10.0 million, $15.0 million, and $25.0 million commitments, respectively. Advances under this credit facility bear interest at LIBOR plus 2.00%, the prime rate plus 0.50% or the Federal Funds rate plus 2.25%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, minimum cash net operating income and a minimum ratio of earnings before interest and taxes to interest expense. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. As of September 30, 2007, we had $12.0 million outstanding under this credit facility.

SBIC Leverage. On December 13, 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has received a license from the United States Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958, as amended. The license allows Solutions Capital I to borrow up to $100 million in funds which can be used to provide debt and equity capital to qualifying small businesses. Additionally, we have applied for exemptive relief from the SEC similar to relief that has been granted to other business development companies, to permit us to exclude debt issued by the SBA to Solutions Capital I, LP from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There can be no assurance that we will receive the exemptive relief from the SEC. We intend to seek up to $127 million in leverage from the SBA, which is subject to SBA approval. The SBIC debt, once drawn, has an interim rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within six months of funding, and is set to the 10 year treasury rate at the time plus a spread and an annual SBA charge, which taken together currently approximate 175 basis points. See “Recent Developments” for further discussion concerning Solutions Capital I, L.P.

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

The following table summarizes our distributions declared since January 1, 2006:

Date Declared	Record Date	Payment Date	Amount
October 25, 2007	November 21, 2007	January 30, 2008	$0.44
July 26, 2007	August 23, 2007	October 30, 2007	0.44
April 17, 2007	May 24, 2007	July 30, 2007	0.44
February 15, 2007	March 15, 2007	April 27, 2007	0.44
October 26, 2006	November 22, 2006	January 30, 2007	0.42
July 27, 2006	August 24, 2006	October 30, 2006	0.42
April 27, 2006	May 25, 2006	July 28, 2006	0.42
February 16, 2006	March 16, 2006	April 27, 2006	0.42

Since December 2001, we have declared distributions of $11.07 per share totaling over $483.9 million. For 2007, dividends total $1.76 per share. For 2008, we currently estimate that our dividends will be at least $1.76 per share. This estimate takes into consideration our estimates of distributable net operating income, net income, capital gains and taxable income for 2008.

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

For the fiscal years ended December 31, 2006, 2005, 2004 and 2003 a portion of the distribution to our stockholders was deemed a return of capital. For the quarter ended September 30, 2007, we declared a distribution of $0.44 per share which brings total year to date distributions to $1.32 per share. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we determined the tax attributes of our distributions year-to-date as of September 30, 2007, 84% would be from ordinary income, 16% would be from capital gains and none would be a return of capital for shareholders, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of our 2007 distributions to shareholders will actually be.

The following table is a reconciliation of GAAP net income to taxable net income for the nine month period ended September 30, 2007 and the year ended December 31, 2006:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
(dollars in millions)
Net income	$91.5	$100.9
Net change in unrealized appreciation on investments not taxable until realized	(5.5)	(34.6)
Differences between GAAP and tax related to deductibility of long-term incentive compensation	3.2	2.5
Interest income on nonaccrual loans that is taxable	12.4	3.6
Dividend income accrued for GAAP purposes which is not yet taxable	(32.2)	(22.3)
Distributions from taxable subsidiaries	13.6	0.7
Federal tax expense	2.5	2.7
Other, net	(5.0)	(0.1)

Taxable income before deductions for distributions	$80.5	$53.4

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

Valuation of Investments

We determine the value of each investment in our portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At September 30, 2007, approximately 97% of our total assets represented investments of which approximately 97% are valued at fair value and approximately 3% are valued at market value based on readily ascertainable public market quotes at September 30, 2007. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Securitization Transactions

Periodically, we transfer pools of loans to bankruptcy remote, special purpose entities for use in securitization transactions. These transfers of loans are treated as secured borrowing financing arrangements in accordance with FASB SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the assets assumed by our consolidated bankruptcy remote special purpose entities equaling $827.2 million and $677.4 million at September 30, 2007 and December 31, 2006, respectively.

Recent Accounting Pronouncements

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

Recent Developments

On October 3, 2007, we issued $25.0 million of long-term unsecured notes in a private placement. The notes have a five-year term and a fixed interest rate of 6.71% per annum paid semi-annually. The interest rate is subject to possible adjustment in the future. The purchasers of the new notes are also holders of our notes issued in the $50.0 million private placement which was completed in 2005. The proceeds from the offering will be used for working capital and other general corporate purposes, including originating investments primarily in private middle market companies. The proceeds may also be used temporarily to reduce borrowings under our revolving credit facilities.

On October 23, 2007, we entered into the first amendment to our Commercial Loan Trust 2006-2 warehouse credit facility with Merrill Lynch Capital Corp. Pursuant to this amendment, the maturity date for the facility was extended from November 30, 2007 through February 29, 2008. In addition, the advance rate was reduced from 80% to 75% of the value of the commercial loans purchased by the trust. We had previously intended to access the CLO Market during the fall of 2007 in order to obtain debt capital, a portion of which would have been used to repay amounts outstanding under our warehouse credit facility with Merrill Lynch Capital Corp. This amendment extends that credit facility in order to delay this transaction pending more favorable market conditions. In the event that we do not see improvement in the market, we will likely seek an additional extension or refinance this facility. We believe that we have sufficient cash, additional borrowing capacity from other existing credit sources and other sources of liquidity to repay the amounts owed on this warehouse credit facility. Further, while there can be no assurance, in the event that we are unable to access the CLO Market for an extended period of time, we believe that we will have continued access to other forms of debt capital, although these other forms of debt capital may be at higher interest rates than our historical term securitizations.

On October 24, 2007, we announced that our consolidated wholly owned subsidiary, Solutions Capital I, L.P., has received a license from the United States Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”). The license allows Solutions Capital I to borrow up to $100 million in funds which can be used to provide debt and equity capital to qualifying small businesses. Additionally, we have applied for exemptive relief from the SEC, similar to relief that has been granted to other business development companies, to permit us to exclude debt issued by the SBA to Solutions Capital I from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There can be no assurances that we will receive exemptive relief from the SEC. We intend to seek up to $127 million in leverage from the SBA, which is subject to SBA approval. The SBIC debt, once drawn, has an interim rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within six months of funding, and is set to the 10 year treasury rate at that time plus a spread and an annual SBA charge, which taken together currently approximate 175 basis points.

On October 31, 2007, we announced that we named A. Hugh Ewing as a new Independent Director. His inclusion on our Board of Directors increases the Board size to nine members. Hugh Ewing is President, Managing Director and Co-Founder of Ewing Bemiss & Co., an independent investment bank providing investment banking services to middle-market companies across the United States based in Richmond, Virginia. Prior to founding Ewing Bemiss & Co. in 1992, he was a partner in Galleher & Company where he was active in private placements, leveraged buyouts, and mergers and acquisitions, and as a principal in leveraged buyouts and venture capital. Prior to that he was vice president, corporate finance, of Wheat, First Securities, Inc., where he headed the merger and acquisition group, and gained experience in private and public financings. Mr. Ewing was also a general partner of Hillcrest Group, which managed venture capital funds and is a past chairman of the National Association of Small Business Investment Companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of September 30, 2007, approximately 65% of our loan portfolio, at cost, bears interest at a spread to LIBOR or Prime, and 35% at a fixed rate. As of September 30, 2007, approximately 28% of our loan portfolio, at cost, has LIBOR floors between 1.50% and 3.00% on the LIBOR base index.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. At September 30, 2007, we were not a party to any hedging arrangements. Certain of our interest bearing investments contain LIBOR floors between 1.50% and 3.00% on the LIBOR base index to minimize our exposure to significant decreases in interest rates.

The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$32.2	$—	$37.5	$—
Money Market Rate	4.5	—	2.6	—
Prime Rate	7.8	—	0.4	—
30-Day LIBOR	25.9	—	14.5	—
60-Day LIBOR	4.5	—	0.8	—
90-Day LIBOR	645.6	549.6	522.0	388.0
180-Day LIBOR	22.1	—	42.6	—
9 month LIBOR	—	—	1.3	—
Commercial Paper	—	60.2	—	83.9
Federal Funds	—	—	—	—
Fixed Rate	379.5	50.0	334.8	50.0

Total	$1,122.1	$659.8	$956.5	$521.9

Based on our September 30, 2007 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure:

(dollars in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
(300)	$(21.8)	$(18.3)	$(3.5)
(200)	(14.9)	(12.2)	(2.7)
(100)	(7.4)	(6.1)	(1.3)
100	7.4	6.1	1.3
200	14.9	12.2	2.7
300	22.3	18.3	4.0

Item 4.	Controls and Procedures

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we target specific industries in which to invest on a recurring basis, which could cause a high concentration of our portfolio in a specific industry. At September 30, 2007, approximately 21.5% of our portfolio at fair value was invested in companies in the communications industry. Of the 21.5% in the communications industry, 18.5% represents our investments in CLECs, and 3.0% represents our investments in other communications companies. If our customers in the communications industry, or any other industry in which our portfolio is or may become concentrated, suffer due to adverse business conditions or due to economic slowdowns or downturns, we will be more vulnerable to losses in our portfolio and our operating results may be negatively impacted.

Our financial results could be negatively affected if Broadview Networks Holdings, Inc. fails to perform as expected.

At September 30, 2007, our largest portfolio investment and one of our control investments was Broadview Networks Holdings, Inc. (“Broadview”), which totaled $181.8 million at fair value, or 11.9% of the fair value of our investments, and accounted for approximately $22.0 million, or 16.0% of our revenue during the nine months ended September 30, 2007. We own preferred securities of Broadview, which entitle us to a preferred claim of approximately $259.1 million, plus dividends, which accumulate at an annual rate of 12%, compounded quarterly, on our preferred claim. We currently recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends in future periods will be dependent upon the financial and operational performance and value of Broadview. Our financial results could be negatively affected if this portfolio company fails to perform as expected or if we are unable to recognize these dividends as income on a quarterly basis.

Our ability to recognize income from our investment in Cleartel Communications, Inc. in future periods and the fair value of our investment in Cleartel is dependent on Cleartel’s performance.

Cleartel Communications, Inc. (“Cleartel”) is one of our largest portfolio investments and one of our control investments. We placed our investment in Cleartel on non-accrual status during the first quarter of 2007 because, at the time, Cleartel was not generating sufficient earnings to service its capital structure. Cleartel remained on non-accrual status during the second and third quarters of 2007. We cannot predict with certainty when any of our debt investments will return to accrual status. At a minimum, we do not expect our Cleartel debt investment to return to accrual status prior to the middle of 2008. Cleartel represents approximately 4.0% of the fair value of our investments at September 30, 2007. As of September 30, 2007, we held Cleartel subordinated debt with a fair value of $60.4 million and Cleartel preferred stock with a fair value of zero. These fair values are net of a write-down of approximately $24.6 million which was recorded during the third quarter of 2007 and a write-down of approximately $40.1 million in the fourth quarter of 2006. During the third quarter of 2007, in connection with the completion of a re-evaluation of Cleartel’s multi-year business plan, it became evident that revenue levels in future periods will run at lower levels than previously anticipated and it will take longer than expected to achieve significant profitability. Because we view revenue as a key component of value, we have reduced the value of our total investment in Cleartel. Our ability to recognize income from our Cleartel investment in future periods and the fair value of our investment in Cleartel will be dependent upon the performance, including the underlying financial results and cash flows, of Cleartel and its ability to execute its business plan.

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

As of September 30, 2007, we had $659.8 million of outstanding borrowings under our debt facilities. As of September 30, 2007, the weighted average annual interest rate on all of our outstanding borrowings was 6.14%, excluding the amortization of deferred debt issuance costs. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2007 total assets of at least 2.56%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $241.8 million as of September 30, 2007.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At September 30, 2007, this ratio was approximately 227%

In addition, because substantially all of our assets and liabilities are priced using various short-term rate indices, including one-month to six-month LIBOR, commercial paper rates and the prime rate, the timing of changes in market interest rates or in the relationship between interest rate indices could affect the interest rates earned on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, which could result in a decrease in net income.

If we are not able to refinance our debt or able to do so on favorable terms, we would not be able to operate our business in the ordinary course.

Our Revolving Unsecured Credit Facility is scheduled to expire on June 4, 2008. Our Commercial Loan Funding Trust Facility $250.0 million warehouse financing facility through Three Pillars Funding, LLC is scheduled to terminate on November 7, 2010, but is subject to annual renewal by the lender and may be extended under certain circumstances. The next renewal date for this facility is July 25, 2008. In addition, our $200.0 million warehouse credit facility with Merrill Lynch Capital Corp. is scheduled to expire on February 29, 2008.

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

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally have no effect on the existing fixed rate loans in our portfolio. Conversely, a significant decrease in interest rates would reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 65% of the loans in our portfolio, based on amounts outstanding at cost as of September 30, 2007, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 35% were at fixed rates.

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

One of our wholly-owned subsidiaries is licensed by the SBA, and as a result, we will be subject to SBA regulations.

Our wholly-owned subsidiary Solutions Capital I, LP, is licensed to operate as a SBIC and is regulated by the SBA. The SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If Solutions Capital I, LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit the Solutions Capital I, LP’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit the Solutions Capital I, LP from making new investments. The SBA also imposes a limit on the maximum amount that may be borrowed by any single SBIC. The SBA prohibits, without prior SBA approval, a “change of control” of a SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC.

The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the SBIC to forego attractive investment opportunities that are not permitted under SBA regulations.

The SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder.

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

During the nine months ended September 30, 2007, we issued a total of 36,172 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $564,000.

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

10.60	Note Purchase Agreement, dated October 3, 2007 (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report Form 8-K filed on October 9, 2007).

10.61

Agreement and Amendment Number 1 to Warehousing Agreement, dated October 23, 2007, by and among MCG Commercial Loan Trust 2006-2, MCG Capital Corporation and Merrill Lynch Capital Corp. (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on October 29, 2007).

Exhibit Number	Description of Document
11	Statement regarding computation of per share earnings is included in Note 6 to the Company’s Notes to the Consolidated Financial Statements.

15++	Letter regarding Unaudited Interim Financial Information.

31.1++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2++	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3++	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1++	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2++	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.3++	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

++	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2007.

MCG CAPITAL CORPORATION

By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney Chief Executive Officer

By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell Chief Financial Officer

By:	/s/ JOHN C. WELLONS
John C. Wellons Chief Accounting Officer