Form 10-K
period 2007-12-31
MCG CAPITAL CORP
filed 2008-02-29
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No  ☒ .

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 29, 2007 was approximately $968,077,610 based on the closing price on the NASDAQ Global Select Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 65,579,897 shares of the Registrant’s common stock outstanding as of February 26, 2008.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

MCG CAPITAL CORPORATION

2007 FORM 10-K ANNUAL REPORT

PART I

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “MCG,” “we,” “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries (including its affiliated securitization trusts) unless the context otherwise requires.

Item 1.    Business

GENERAL

We are a solutions-focused commercial finance company providing capital and advisory services to middle market companies throughout the United States. We make debt and equity investments primarily in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization, or EBITDA, of $3 million to $25 million, which we refer to as “middle market” companies. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors. Organic growth refers to growth through the internal operations of the company, through investments in marketing initiatives, capital expenditures or other internal growth initiatives, rather than growth by means of an acquisition. We identify and source new customers through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner operators. We originate most of our investments directly with our customers, although from time to time we do participate in loan syndications or other deals. We have controlling equity positions in certain of our portfolio companies. We base our investment decisions on extensive analyses of potential customers’ business operations and asset valuations. We utilize specialized risk management methods, pricing tools, due diligence methodologies and data management processes that are designed to help us assess risk, establish appropriate pricing, and maximize our return on investment.

Our primary business objectives are to increase our earnings and net asset value by investing in debt and equity securities of middle market companies. Our investment objective is to achieve current income and capital gains. We earn current income, in the form of interest, dividends, and fees, from our investments in debt and equity securities and achieve capital gains through appreciation in the value of our equity investments. To meet our business and investment objectives, we selectively invest in companies which present opportunities for favorable risk-adjusted returns. In addition, we maintain a flexible approach to funding that permits adjustments to transaction terms, including pricing terms, to accommodate the shifting corporate development needs of our customers.

We have built our portfolio through our disciplined underwriting and investment approval processes and active portfolio management. We believe that our core competencies include risk assessment and risk management, and we have developed expertise which is reflected in our underwriting and compliance processes. We generally make investments of up to $75 million utilizing three core products: our “one-stop” solution, institutional subordinated debt, and control investing. In addition to our core products we also make other investments, such as senior loans and investments in broadly syndicated loans. Our debt investments include senior and subordinated securities, most of which include a security interest. Our loans typically mature in four to eight years, and require monthly or quarterly interest payments at fixed rates or variable rates based on the prime rate or LIBOR, plus a margin. We price our debt securities based upon our credit analysis and risk assessment. Our equity investments are often made in companies in which we have also made debt investments. Our equity investments include preferred stock, common stock, and warrants and, in many cases, will include the right to board representation. We may invest across the capital structure of our portfolio companies using a combination of debt and equity investments to meet our customers’ needs and achieve favorable risk-adjusted returns.

CORPORATE HISTORY AND OFFICES

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act. As a business development company, we are required to meet various regulatory tests, which include investing at least

70% of our total assets in private or thinly traded public U.S.-based companies and meeting a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%. See “Regulation.” In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. In order to continue to qualify as a RIC for federal income tax purposes and to obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. See “Certain U.S. Federal Income Tax Considerations.”

Our business began in 1990 as a division of Signet Bank known as the media communications group. Signet Banking Corporation, the parent of Signet Bank, was acquired by First Union Corporation (now Wachovia Corporation) on November 27, 1997. We were formed in 1998 by certain members of our management and affiliates of Goldman, Sachs & Co. to purchase a loan portfolio and certain other assets from First Union National Bank (now Wachovia Bank, National Association) in a management buyout. MCG was organized as a Delaware corporation on March 18, 1998 at which time we changed our name from MCG, Inc. to MCG Credit Corporation. On June 14, 2001, we changed our name from MCG Credit Corporation to MCG Capital Corporation. We completed our initial public offering on December 4, 2001.

Our executive offices are located at 1100 Wilson Boulevard, Suite 3000, Arlington, Virginia 22209 and our telephone number is (703) 247-7500. We also have offices in Richmond, Virginia and Atlanta, Georgia. Our Internet site address is www.mcgcapital.com. Information contained on our web site is not incorporated by reference into this Annual Report and you should not consider information contained on our web site to be part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (“SEC”).

MARKET OPPORTUNITY

We believe that the middle market is a significant, growing segment of the U.S. economy that has increasing demand for, and less access to, high-quality differentiated corporate financial services, and that this trend is likely to continue. We also believe that the middle market offers attractive rates of return and that middle market companies have unique capital and servicing requirements. Our focus on the smaller end of the middle market, which we believe is underserved, and our ability to structure transactions to meet these capital and servicing requirements for companies across a diverse industry base enhances our market opportunity.

We have migrated from a sector specialist to a multi-industry capital partner to enhance our risk-adjusted returns. As a cross-industry capital partner, our opportunities for investment are expanded. We remain a selective investor, evaluating potential new investments through objective evaluation criteria. We seek characteristics that indicate predictable, promising long-term performance:

•	Clear and understandable businesses;

•	Quality management teams;

•	Sustainable competitive advantage;

•	Stable customer bases;

•	Favorable financial characteristics and credit metrics; and

•	Barriers to entry and defensible market shares.

In order to enhance our continued service to our middle market customers, we continuously engage with existing and prospective customers and conduct ongoing market research. We believe that our extensive knowledge and research capabilities differentiate us in the marketplace because we are able to demonstrate our expertise and knowledge of the middle market and share it with our customers and prospective customers.

STRATEGY

We seek to achieve favorable risk-adjusted rates of return in the form of current income and capital gains, while maintaining credit and investment quality in our portfolio. We believe our financial performance is a product of our knowledge and insight, effectiveness in targeting potential customers, exceptional customer service, risk-based pricing techniques, and effective risk management. We apply well established credit processes to assess investment risk, and we structure and price our investments accordingly. We have developed proprietary analytics, data and knowledge to support our business activities.

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

INVESTMENTS

We make both debt and equity investments in middle market companies. Our debt investments include senior and subordinated securities, substantially all of which include a security interest. Our loans typically mature in four to eight years, and require monthly or quarterly interest payments at fixed rates or variable rates based on the prime rate or LIBOR, plus a margin. We price our debt securities based upon our credit analysis and risk assessment. Our equity investments are often made in companies in which we have also made debt investments. Our equity investments include preferred stock, common stock, and warrants and, in many cases, will include the right to board representation. We may invest across the capital structure of our portfolio companies using a combination of debt and equity investments to meet our customers’ needs and optimize our returns. In order to execute our strategy we utilize three core products: our “one-stop” solution, institutional subordinated debt, and control investing.

“One-stop” Solution.    Our “one-stop” solution, which refers to our ability to provide all of the debt capital in a transaction in separate and distinct securities, enables our customers to satisfy multiple financing needs from a single capital provider with an efficient diligence, structuring, negotiating and closing process. In a typical “one-stop” transaction, we provide a combination of senior and subordinated debt to our customer and, in certain cases, also acquire an equity interest in the customer. The overall transaction size and product mix are based upon our customer’s needs. In some cases our “one-stop” solution results in a product mix that meets our customer’s needs but which we believe is not the most efficient use of our capital. In these cases, we may sell portions of some of the securities in order to achieve a more optimal mix. Typically, when we sell portions of one of our investments, we continue to service the investment and thus these sales are seamless to our customers. “One-stop” transactions generally provide current interest income on our loans and the opportunity to achieve capital gains on our equity investment, as well as fee income generated through syndication of portions of the investment.

Institutional Subordinated Debt.    We provide institutional subordinated debt in the form of junior, yielding capital, as a sole or club investor in the larger end of our target market. These loans are typically payable in full at maturity and generally provide attractive yields. Our institutional subordinated debt customers are generally larger businesses supported by institutional equity capital that reduces the risk profile of these investments.

Control Investments.    Control investments are investments for which we take a majority ownership position and, in most cases, control the board of directors of a portfolio company. We use our established relationships, market knowledge and one-stop capabilities to secure controlling interests in attractive operating companies. Control investments are long-term investments in which we expect to achieve the majority of our returns through capital appreciation. Our control investments typically include investments across the entire capital structure of the portfolio company. We believe control investments generally provide a reliable income stream and an opportunity to generate capital gains on our investment.

Other Investments and Services.    In addition to our core products we also make other investments, such as senior loans and investments in broadly syndicated loans. These other investments help balance our portfolio. In addition to capital, we also offer managerial assistance to our portfolio companies. This assistance typically involves strategic advice, evaluation of business plans, financial modeling assistance and industry research and insights. We believe that providing assistance to our portfolio companies enables us to maximize our value proposition for our customers which, in turn, helps us maximize our investment returns.

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

Business Development

MCG and its predecessors have been active investors in the middle market since 1990 and have invested over $5.7 billion in approximately 550 transactions. We believe that our experience in middle market investing is a meaningful competitive advantage that we use to develop our business. We identify and source new customers through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner operators. We also market to prospective customers identified through various data services, customized internet searches, and relationships with investment bankers, accountants, lawyers and other professionals. From time to time we also purchase investments through syndicated or other deals. Members of our professional staff engage in other marketing initiatives on a national scale, including attending and presenting at industry forums, conferences and meetings and participating in industry associations. Of our investments in new customers during 2007, approximately 60% were in deals sponsored by private equity investors, 20% were in syndicated or other deals, and 20% were direct investments in owner operators.

Once we identify a prospective customer, we review its financial reports, business plan, corporate activities, and other relevant information which we gather from third-party databases, industry reports, and publications. We focus on a company’s fundamental performance against industry conditions and operational benchmarks. We work with our current and prospective customers to understand their business, costs and benefits of their corporate development initiatives, opportunities, competition, and acceptable risks and returns. This understanding allows us to support our customers’ corporate development decisions, even in some cases where short-term financial ratios or other metrics may temporarily decline. We believe this approach differentiates us from most other lenders and investors and enables us to make investments and achieve returns based on the value we help create rather than solely on the basis of our cost of capital. This approach has been successful in attracting new customers and in gaining additional business from existing customers as they execute their long term growth strategies.

Underwriting and Risk Management

Our underwriting philosophy places primary emphasis on investment risk analysis. Our underwriting function is initiated during the business development process. Our underwriting team typically consists of investment professionals who perform due diligence and financial analyses, deal teams who are responsible for originating and managing the transaction and a member of our legal team. Our underwriting processes, which have been developed over more than 17 years, include standard due diligence on a prospective customer’s financial performance as well as customized analyses of a prospective customer’s operations, systems, accounting policies, human resources and competitive, legal and regulatory environments. Our underwriting team works to gain an understanding of the relationships among the customer’s business plan, operations and financial performance. We frequently engage external experts to supplement and assist in the underwriting process.

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

As part of our evaluation of a proposed investment, the underwriting team prepares an investment memorandum for presentation to our credit committee and, in some instances, our investment committee. The investment memorandum generally consists of:

•	a business description;

•	historical financial analyses, projections and scenario modeling;

•	a risk evaluation specific to the prospective portfolio company’s business and industry, considering the anticipated use of proceeds of our investment;

•	an enterprise valuation to assess the underlying value of the customer, both as an ongoing operation and its value relative to comparable public and private companies; and

•	a description of the capital structure and the investment risk and return characteristics.

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

•	Technology Risks. We follow technological advances in the industries in which we invest and analyze the positive or negative impacts these advances may have on the prospective portfolio company.

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

Investment Structure.    We evaluate our customers’ needs and utilize our product mix to structure investments that meet their capital requirements and business plans and protect our capital while generating favorable risk-adjusted returns through current income on our loans and equity investments and capital gains on our equity investments. We structure our debt investments to mitigate risk by requiring appropriate financial and collateral coverage thresholds. When structuring our debt investments, we evaluate key components, including payment priority, collateral or asset value, and financial support from guarantors and other credit enhancements. Since our investments typically include loans and our loans are typically cash flow loans, rather than asset backed loans, liquidation value of assets is a factor in our credit decisions. In the majority of our loans, we receive a security interest in our customers’ tangible and intangible assets, which entitles us to a preferred position on payments in the event of liquidation. In addition, our loan covenants generally include affirmative covenants that require the customer to provide periodic financial information, notification of material events and compliance with laws, as well as restrictive covenants that prevent customers from taking a range of significant actions, such as incurring additional indebtedness or making acquisitions without our consent. We also generally include covenants requiring the customer to maintain or achieve specified financial ratios, such as cash flow leverage, interest charge coverage and total charge coverage, and, in certain cases, operating covenants requiring them to maintain certain operational benchmarks.

Investment Approval Process

The credit process for each investment opportunity begins with our deal sponsors. Our deal sponsors are responsible for investment performance, including credit risk, throughout the life cycle of an investment. Deal sponsors provide an initial credit screen based on our investment guidelines, and then bring the best opportunities to our credit committee and senior underwriting professionals in a “pipeline meeting.” For this meeting, the deal sponsor prepares a pipeline report that provides a summary of the transaction, financial statements, credit ratios and pricing, and background information on the principals, equity investors and industry dynamics. Additionally, financial statements and company offering materials are distributed. This group determines whether the investment should be pursued, giving consideration to the risk return profile, industry concentrations and general economic outlook for the sector in which the business operates. In these meetings the committee also offers the deal sponsor insight into key underwriting issues that must be resolved in the underwriting process.

As part of our underwriting process, a transaction team is formed typically consisting of the deal sponsor, a member of our in-house legal team, two to three corporate financial analysts and a senior credit manager. Objectives are determined and due diligence is conducted. On site due diligence, including general ledger reviews, proofs of cash, material contract reviews, background checks, review of customer and vendor concentrations, and confirmation of historical results are performed by our personnel and, in special situations, by third party accounting firms. We believe strongly in using our own in-house experts applying our consistent standards for due diligence.

All of our investments are approved by our credit committee, whose members include Steven F. Tunney, our President and Chief Executive Officer; Robert J. Merrick, our Chief Investment Officer; B. Hagen Saville, our Executive Vice President of Business Development; William B. Ford, a Senior Vice President and Managing Director; and Robert L. Marcotte, a Senior Vice President and Managing Director. In addition, certain investments based on asset type and investment size must also be approved by the investment committee of our board of directors, whose members include Messrs. Tunney, Saville and Merrick and independent directors Jeffrey M. Bucher, A. Hugh Ewing, Wallace B. Millner, Kim D. Kelly, and Edward S. Civera.

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

Investment Monitoring and Restructuring Procedures.    We continually monitor the status and financial performance for each individual customer in order to evaluate overall portfolio quality. We closely monitor compliance with all covenants and take appropriate action on all exceptions. We do not believe that all contract exceptions, such as breaches of contractual covenants or late delivery of financial statements, are necessarily an indication of deterioration in the credit quality or the need to pursue remedies or an active workout of a portfolio investment. We are proactive with companies that are underperforming and have continually added better covenant protection and rights over time. This approach enables us to more quickly and effectively take action to mitigate potential losses.

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

Portfolio Valuation

We determine the value of each investment in our portfolio on a quarterly basis, and record changes in value as unrealized appreciation or depreciation in our statement of operations. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. We also retain independent valuation firms to perform independent valuations of certain of our portfolio companies and perform reviews for our fair value determinations. The independent valuations and reviews are considered by our board of directors in its determination of the fair value of our portfolio investments. At December 31, 2007 and 2006, approximately 95% of our total assets represented investments of which approximately 97% are valued at fair value and approximately 3% valued at market value based on readily ascertainable public market quotes, respectively. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Portfolio Overview

As of December 31, 2007, our investment portfolio consisted of approximately 67% of debt investments and 33% of equity investments. Approximately 97% of our debt investments as of that date had security interests.

Our debt instruments provide for a contractual interest rate generally ranging from 10% to 16%, a portion of which may be payment-in-kind (“PIK”) which we typically do not collect until maturity. At December 31, 2007, approximately 63% of the debt investments in our portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of LIBOR or prime rate, and approximately 37% were at fixed rates. In addition, approximately 28% of our debt investment portfolio has floors of between 1.50% and 3.00% on the LIBOR base index. Our loans have stated maturities at origination that generally range from four to eight years. Our customers typically pay an origination fee based on a percentage of the commitment amount and also often pay a fee on any undrawn commitments.

The following table shows statistics of our portfolio as of December 31, 2007 and 2006, and activity for the years then ended:

(dollars in millions)	2007	2006
Portfolio by type at fair value:
Senior secured debt	$484.4	$389.7
Subordinated debt
Secured	528.1	495.0
Unsecured	32.5	24.7

Total debt investments	1,045.0	909.4

Preferred equity	447.2	285.1
Common equity or common equity equivalents	63.7	63.1

Total equity investments	510.9	348.2

Total portfolio	$1,555.9	$1,257.6

Portfolio by type at fair value as a percentage of total portfolio:
Senior secured debt	31.1%	31.0%
Subordinated debt
Secured	33.9	39.3
Unsecured	2.1	2.0

Total debt investments	67.1	72.3

Preferred equity	28.8	22.7
Common equity or common equity equivalents	4.1	5.0

Total equity investments	32.9	27.7

Total portfolio	100.0%	100.0%

Average investment balance per customer	$19.2	$15.2
Yield on average loan portfolio at fair value
Average LIBOR	5.3%	5.2%
Impact of fee accelerations of unearned fees on paid loans	0.1%	0.3%
Spread to average LIBOR on average loan portfolio at fair value	7.1%	7.4%
Total yield on average loan portfolio at fair value	12.5%	12.9%
Loans on non-accrual status as a percentage of total debt investments	6.6%	3.9%
Loans greater than 90 days past due as a percentage of total debt investments	—	2.4%
% of loans with fixed interest rates	37.4%	36.2%
% of loans with floating interest rates	62.6%	63.8%
Portfolio company data:
Number of portfolio companies	81	83
Average annual revenue of portfolio companies	$69.1	$103.3
Average annual revenue of non-broadly syndicated portfolio companies	$57.2	$51.6
Average annual revenue of broadly syndicated portfolio companies	$225.4	$597.8
Average annual EBITDA of portfolio companies	$9.2	$11.6
Average annual EBITDA of non-broadly syndicated portfolio companies	$8.2	$7.1
Average annual EBITDA of broadly syndicated portfolio companies	$22.8	$55.1
Average loan to value of non-broadly syndicated portfolio companies	53.0%	53.0%

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$256.8	16.5%	$274.1	21.8%
Other Communications	40.0	2.6	84.0	6.7
Healthcare	137.4	8.8	112.1	8.9
Cable	115.7	7.4	38.7	3.1
Broadcasting	88.7	5.7	39.9	3.2
Business Services	87.9	5.7	51.2	4.1
Plastic Products	81.5	5.2	60.0	4.8
Food Services	80.0	5.1	21.2	1.7
Logistics	70.4	4.5	—	—
Publishing	60.2	3.9	68.0	5.4
Laboratory Instruments	54.9	3.5	58.4	4.6
Home Furnishings	49.8	3.2	52.5	4.2
Sporting Goods	47.1	3.0	26.9	2.1
Entertainment	43.1	2.8	41.5	3.3
Electronics	40.8	2.6	24.8	2.0
Consumer Products	38.5	2.5	19.4	1.5
Information Services	37.7	2.4	47.4	3.8
Auto Parts	34.7	2.2	17.2	1.4
Technology	34.1	2.2	36.2	2.9
Education	32.2	2.1	31.0	2.5
Other Media	20.3	1.3	24.1	1.9
Leisure Activities	13.7	0.9	14.3	1.1
Newspaper	12.7	0.8	90.6	7.2
Other (a)	77.7	5.1	24.1	1.8

	$1,555.9	100.0%	$1,257.6	100.0%

(a)	No individual industry within this category exceeds 1%.

Our ten largest portfolio companies represented approximately 39.9% of the total fair value of our investments at December 31, 2007 and accounted for approximately 38.0% of our total revenue during the year ended December 31, 2007. At December 31, 2007, approximately 19.1% of our portfolio at fair value was invested in companies in the communications industry. The communications industry is a regulated industry. Of the 19.1% in the communications industry, 16.5% represents our investments in CLECs. Our remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies. Two of our portfolio companies, which we control, Broadview Networks Holdings, Inc. (“Broadview”) and Cleartel Communications, Inc. (“Cleartel”) are CLECs. Broadview is our largest investment. See additional discussion of Broadview and Cleartel in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2007 and 2006:

(dollars in millions)	December 31, 2007			December 31, 2006
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	1,113.8	(a)	71.6%	785.3	(a)	62.4%
2	209.0		13.4	285.5		22.7
3	181.8		11.7	158.2		12.6
4	20.2		1.3	23.6		1.9
5	31.1	(b)	2.0	5.0		0.4

	$1,555.9		100.0%	$1,257.6		100.0%

(a)	At December 31, 2007 and 2006, approximately $627.4 million and $447.4 million, respectively, of our investments with an investment rating of “1” were loans to companies in which we also hold equity securities or for which we have already realized a gain on our equity investment.

(b)	The increase in the amount of investments with an investment rating of “5” from December 31, 2006 to December 31, 2007 is primarily due to our investment in Cleartel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for additional information regarding our investment in Cleartel.

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

OUR SUBSIDIARIES

We conduct some of our activities through wholly owned special purpose financing subsidiaries. These subsidiaries are bankruptcy remote, special purpose entities to which we transfer certain loans. Each financing subsidiary in turn transfers the loans to a Delaware statutory trust. The transfers of the loans to the Delaware statutory trusts are structured as on-balance sheet securitizations for accounting purposes.

In December 2004, we formed a subsidiary, Solutions Capital I, LP, which is licensed by the United States Small Business Administration, or SBA, to operate as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended. At the same time we organized another wholly owned subsidiary, Solutions Capital GP, LLC, as a Delaware limited liability company. Solutions Capital GP, LLC will act as the general partner of Solutions Capital I, LP, while we will be the sole limited partner. We have applied for exemptive relief from the SEC to permit us to exclude senior securities issued by the SBA to Solutions Capital I, LP from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There can be no assurance that we will receive the requested exemptive relief from the SEC.

On March 31, 2007, we formed a special situations fund, MCG Opportunity Investment Fund I, LLC. This Special Situations Fund will allow us to pursue distressed debt opportunities, as well as undervalued equity opportunities.

We also use wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold the assets of one or more of our portfolio companies. Some of these subsidiaries have wholly owned subsidiaries, all of which are Delaware corporations, that hold the assets of certain of our portfolio companies.

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

Other than the restrictions pertaining to the issuance of senior securities under the 1940 Act, the percentage restrictions on investments generally apply at the time a transaction is effected. A subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction.

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

EMPLOYEES

As of December 31, 2007, we employed 95 employees, including 55 investment and portfolio management professionals. We also employ operations professionals, in-house legal counsel, and administrative staff. We believe that our relations with our employees are good.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in taxable income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We also may have to include in taxable income other amounts that we have not yet received in cash, such as payment-in-kind interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a cash distribution to our stockholders in the amount of that non-cash income in order to satisfy the 90% Distribution Requirement, even though we will not have received any cash representing such income.

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

Treatment of Pre-Conversion Built-in Gain

Through December 31, 2001, we were subject to tax as an ordinary corporation under Subchapter C of the Internal Revenue Code. As of January 1, 2002, we held substantial assets (including intangible assets not reflected on the balance sheet, such as goodwill) with built-in gain (i.e., with a fair market value in excess of tax basis). Under a special tax rule that applies to corporations that convert from taxation under Subchapter C of the Internal Revenue Code to taxation as a RIC, we are required to pay corporate level tax on the amount of any net built-in gains we recognize within ten years after the effective date of our election to be treated as a RIC. Any such corporate level tax will be payable at the time those gains are recognized (which, generally, will be the years in which we sell or dispose of the built-in gain assets in a taxable transaction). Based on the assets that we hold as of December 31, 2007 that we currently anticipate selling within the ten-year period beginning January 1, 2002 and ending December 31, 2011, we expect we may have to pay a built-in gain tax of up to $0.2 million at current corporate tax rates. The amount of this tax will vary depending on the assets that are actually sold by us in this ten-year period and applicable tax rates. Under Treasury Regulations, recognized built-in gains (or losses) will generally retain their character as capital gain or ordinary income (or capital or ordinary losses). Recognized built-in gains that are ordinary in character will be included in our investment company taxable income, and we must distribute to our stockholders at least 90% of any such built-in gains recognized within the ten-year period, net of the corporate taxes paid by us on the built-in gains. Any such amount distributed will be taxable to stockholders as ordinary income. Recognized built-in gains within the ten-year period, net of taxes, that are capital gains will be distributed or deemed distributed to our stockholders. Any such amount distributed or deemed distributed will be taxable to stockholders as a capital gain.

REGULATION

Business Development Company Regulations

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

As a business development company regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in a rights offering to our stockholders or; if (1) our board of directors determines that such sale is in the best interests of the Company and our stockholders, (2) our stockholders approve the sale of our common stock at a price that is less than the current net asset value, and (3) the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any sales load).

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

We have received an exemptive order of the SEC to permit us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees and directors. We believe that the particular characteristics of our business, the dependence we have on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel in the form of restricted stock. The issuance of restricted shares of our common stock requires the approval of our stockholders. Our stockholders approved our 2006 Employee Restricted Stock Plan and our 2006 Non-employee Restricted Stock Plan in June 2006.

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

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting; and

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

Small Business Administration Regulations

In December 2004, we formed Solutions Capital I, L.P. and Solutions Capital GP, LLC. In September 2007, Solutions Capital I, L.P. received final approval to be licensed as a small business investment company (“SBIC”). Solutions Capital I, L.P. is able to borrow funds from the Small Business Administration (“SBA”) against eligible pre-approved investments and additional deposits to regulatory capital. The SBIC regulations currently limit the amount that is available to borrow by any SBIC to $130.6 million, subject to periodic adjustments by the SBA. There is no assurance that we will draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, an SBIC must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through our wholly-owned subsidiary Solutions Capital I, L.P., we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments and provide them with consulting and advisory services.

Solutions Capital I, L.P. will be periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations.

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

Importantly, this determination does not require that we calculate the net asset value of our common stock in connection with each offering of shares of our common stock, but instead it involves the determination by our board of directors or a committee thereof that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made, subject to certain exceptions discussed above.

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

In addition, we are currently analyzing the effect of the adoption of SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements” on our consolidated financial position, including our net asset value, and results of operations. We will adopt this statement on a prospective basis effective January 1, 2008. Adoption of this statement could have a material effect on our consolidated financial statements, including our net asset value. However, the actual impact on our consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit. See Note 1, “Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies” from our Notes to the Consolidated Financial Statements included in Item 8.

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

From time to time we target specific industries in which to invest on a recurring basis, which could cause a high concentration of our portfolio in a specific industry. At December 31, 2007, approximately 19.1% of our portfolio at fair value was invested in companies in the communications industry. Of the 19.1% in the communications industry, 16.5% represents our investments in CLECs, and 2.6% represents our investments in other communications companies. If our customers in the communications industry, or any other industry in which our portfolio is or may become concentrated, suffer due to adverse business conditions or due to economic slowdowns or downturns, we will be more vulnerable to losses in our portfolio and our operating results may be negatively impacted.

Our financial results could be negatively affected if Broadview Networks Holdings, Inc. fails to perform as expected.

At December 31, 2007, our largest portfolio investment was Broadview Networks Holdings, Inc. (“Broadview”), which totaled $189.5 million at fair value, or 12.2% of the fair value of our investments, and accounted for approximately $29.8 million, or 15.9% of our total revenue during 2007. We own preferred securities of Broadview, which entitle us to a preferred claim of approximately $266.9 million, plus dividends, which accumulate at an annual rate of 12%, compounded quarterly, on our preferred claim. We currently recognize these dividends as income on a quarterly basis; however, our ability to record income related to these accumulating dividends will be dependent upon the performance and value of Broadview. Our financial results could be negatively affected if this portfolio company fails to perform as expected or if we are unable to recognize these dividends as income on a quarterly basis.

Our ability to recognize income from our investment in Cleartel Communications, Inc. in future periods and the fair value of our investment in Cleartel is dependent on Cleartel’s performance and value.

Cleartel Communications, Inc. (“Cleartel”), one of our control investments, is a competitive local exchange carrier (“CLEC”) serving primarily residential customers. During the year ended December 31, 2007, we invested an additional $20.0 million into Cleartel in order to support their operations, of which $4.7 million was invested during the fourth quarter of 2007. In December 2007, we converted a portion of our subordinated debt investment in Cleartel into common stock. This debt to equity conversion did not result in any additional cash investments or repayments. We may elect to make additional investments in Cleartel in future periods to support its business initiatives. As of December 31, 2007, our investment in Cleartel is comprised of subordinated debt with a fair value of $26.2 million, preferred stock with a fair value of zero and 100% of the common stock of Cleartel with a fair value of zero. These fair values reflect unrealized depreciation recorded during 2007 of approximately $63.5 million, including $38.9 million recorded during the fourth quarter. At December 31, 2007, Cleartel represented approximately 1.7% of the fair value of our investments compared to 5.8% of the fair value of our investments at December 31, 2006.

Cleartel has made several acquisitions in recent years, including the acquisition of Supra Telecom (“Supra”), a Florida-based CLEC, during the fourth quarter of 2006. Cleartel achieved operating results during 2007 that were materially below expectations and has not met our expectations and projections with respect to the realization of synergies from its acquisition, reductions in customer attrition and bad debts and the initiation and effective implementation of new marketing programs. During the third quarter of 2007, in connection with the completion of a re-evaluation of Cleartel’s multi-year business plan, it became evident that revenue levels in future periods will run at lower levels than previously anticipated and it will take longer than expected for Cleartel to achieve meaningful profitability. This was due in part to the fact that Cleartel has reduced some of its less profitable initiatives and in part to the impact of the customer attrition that occurred. Because we view revenue as a key component of value, we recorded an unrealized loss of $24.6 million on our Cleartel investment in the third quarter of 2007. During the fourth quarter of 2007, Cleartel continued to significantly underperform on these expectations, which resulted in a further reduction of forecasted revenue. As a result of Cleartel’s underperformance, we recorded an additional $38.9 million unrealized loss during the fourth quarter of 2007.

Since our Cleartel investment is a control investment and because Cleartel is not currently generating sufficient earnings to service its capital structure, all of our Cleartel debt investments were placed on non-accrual status during the first quarter of 2007 and remained on non-accrual status throughout 2007. This investment will remain on non-accrual status until the underlying financial results and cash flows of Cleartel improve. We cannot predict with certainty when any of our Cleartel investments will return to accrual status. At a minimum, we do not expect our Cleartel debt investment to return to accrual status in 2008. Our ability to recognize income from our investment in Cleartel in future periods and the fair value of our investment in Cleartel will be dependent on the financial and operational performance of Cleartel.

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

We have elected to be taxed for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, as well as if we continue to qualify as a business development company, we will qualify to be a RIC and will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a RIC. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, or to satisfy applicable distribution requirements, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income, we generally will be subject to a 4% excise tax. See “Regulation” and “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.”

Because we will distribute substantially all of our income to our stockholders, we will continue to need additional capital to finance our growth. If additional capital is unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the distribution requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our income. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt. Further additional debt financing may not be available on favorable terms, if at all, or may be restricted by the terms of our debt facilities. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so. In addition, shares of closed-end investment companies have in the past frequently traded at discounts to their net asset values and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

We have substantial indebtedness and servicing our indebtedness could reduce funds available to grow our business or make new investments.

As of December 31, 2007, we had $751.0 million of outstanding borrowings under our debt facilities. As of December 31, 2007, the weighted average annual interest rate on all of our outstanding borrowings was 6.02%, excluding the amortization of deferred debt issuance costs. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2007 total assets of at least 2.86%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was approximately $206.6 million as of December 31, 2007.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At December 31, 2007, this ratio was approximately 208%.

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

Our Revolving Unsecured Credit Facility is scheduled to expire on June 4, 2008. Our Commercial Loan Funding Trust Facility $250.0 million warehouse financing facility through Three Pillars Funding, LLC is scheduled to terminate on November 4, 2010, but is subject to annual renewal by the lender and may be extended under certain circumstances. The next renewal date for this facility is July 25, 2008. In addition, our $200.0 million warehouse credit facility with Merrill Lynch Capital Corp. is scheduled to expire on August 31, 2008, and is subject to required reductions of the amount outstanding under the facility throughout the remaining term. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

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

You may not receive distributions.

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results or our business may not perform in a manner that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Regulation.” If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. See “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.” We cannot assure you that you will receive any distributions or distributions at a particular level.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax regulations, we include in taxable income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in taxable income in advance of receiving cash payment. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain RIC tax treatment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.”

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

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally have no effect on the existing fixed rate loans in our portfolio. In addition, a significant decrease in interest rates could reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 63% of the loans in our portfolio, based on amounts outstanding at fair value as of December 31, 2007, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 37% were at fixed rates.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of MCG and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

Our wholly-owned subsidiary Solutions Capital I, LP, is licensed to operate as a SBIC and is regulated by the SBA. The SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If Solutions Capital I, LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit the Solutions Capital I, LP’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Solutions Capital I, LP from making new investments. The SBA also imposes a limit on the maximum amount that may be borrowed by any single SBIC. The SBA prohibits, without prior SBA approval, a “change of control” of a SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC.

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

The Independent Committee has reported these matters to the SEC Staff and has also reported the results of the review to date to the SEC Staff. The review by the Independent Committee has now been substantially completed. Based upon the facts known to the Independent Committee as of the present date, the Independent Committee has concluded that certain violations of our code of business conduct and ethics did occur and reached no conclusion regarding Section 402 of Sarbanes-Oxley. The Independent Committee believes that it has fully cooperated with the SEC Staff, including any additional requests of information by the SEC Staff and will continue to do so. The SEC Staff may also require further information in the future, the nature and scope of which cannot be determined at this time.

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

Item 1B.    Unresolved SEC Staff Comments

None.

Item 2.    Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 44,800 square feet of office space in Arlington, Virginia for our corporate headquarters. We also lease office space in Richmond, Virginia and Atlanta, Georgia.

Item 3.    Legal Proceedings

In December 2007, we received an examination report from the Internal Revenue Service, or IRS, related to their audit of our tax returns for the 2004 and 2005 tax years. The IRS has proposed changes to certain deductions made by us for those years, most of which are related to the timing of certain realized losses in the portfolio. We are in the process of appealing the proposed changes, and we currently believe that it is more likely than not that our appeal will be successful. There can be no assurance that our appeal will be successful with respect to any or all of the changes proposed by the IRS. If we are not successful appealing the adjustments proposed by the IRS, we could be subject to penalties and interest of up to approximately $12 million. If our belief that we are more likely than not to be successful with our appeal changes, we will accrue an estimate of the amounts due.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MCGC.” The following table sets forth the range of high and low closing prices of our common stock as reported on the NASDAQ Global Select Market for each of the quarterly periods during 2007 and 2006.

	Price Range
Quarter Ended	High	Low
March 31, 2006	$16.19	$14.06
June 30, 2006	15.98	13.85
September 30, 2006	17.02	15.28
December 31, 2006	20.80	16.00
March 31, 2007	20.37	16.81
June 30, 2007	20.00	15.93
September 30, 2007	16.49	12.95
December 31, 2007	14.70	10.25

As of February 26, 2008, we had approximately 168 shareholders of record. Such number of shareholders of record does not reflect shareholders who beneficially own common stock in nominee or street name.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2007, we issued a total of 58,105 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $847 thousand.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the three months ended December 31, 2007.

DISTRIBUTION POLICY

We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may elect to make deemed distributions to our stockholders of certain net capital gains. If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. You may also be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you.

As a business development company that has elected to be treated as a regulated investment company, we generally are required annually to (1) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains that we recognize in order to deduct any distributions made (or deemed made) to our shareholders and (2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) in order to avoid an excise tax.

Through December 31, 2007, we have made distributions in excess of our earnings of approximately $79.4 million, which excludes our net unrealized depreciation on our investments of $19.3 million. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

The following table summarizes our distributions declared since January 1, 2006:

Date Declared	Record Date	Payment Date	Amount
February 22, 2008	March 12, 2008	April 29, 2008	$0.44
October 25, 2007	November 21, 2007	January 30, 2008	0.44
July 26, 2007	August 23, 2007	October 30, 2007	0.44
April 17, 2007	May 24, 2007	July 30, 2007	0.44
February 15, 2007	March 15, 2007	April 27, 2007	0.44
October 26, 2006	November 22, 2006	January 30, 2007	0.42
July 27, 2006	August 24, 2006	October 30, 2006	0.42
April 27, 2006	May 25, 2006	July 28, 2006	0.42
February 16, 2006	March 16, 2006	April 27, 2006	0.42

Since December 2001, we have declared distributions totaling $11.51 per share. For 2008, we currently estimate that our dividends will be at least $1.76 per share. This estimate takes into consideration our expectations for the performance of our business and estimates of distributable net operating income (which is equal to net operating income excluding amortization of employee restricted stock awards), net income, capital gains, and taxable income for 2008.

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

The table below shows the detail of our taxable distributions for the years ended December 31, 2007 and 2006:

	2007		2006
Ordinary income(a)	$1.52	87.4%	$1.01	60.1%
Long term capital gains(a)	0.22	12.6	—	—
Return of capital(b)	—	—	0.67	39.9

Total reported on tax Form 1099-DIV	$1.74	100.0%	$1.68	100.0%

(a)	Ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and long term capital gains are reported on Form 1099-DIV in various sub-categories which have differing tax treatments for shareholders. Those subcategories have not been shown here.
(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

On a tax basis, distributions to stockholders in 2007 were approximately $92.5 million of ordinary income and $13.3 million of long term capital gains, and in 2006 were approximately $53.0 million of ordinary income and $35.2 million of return of capital.

There are certain differences between the net income reported in our consolidated financial statements and our taxable income. The following table is a reconciliation of GAAP net income to taxable net income for the years ended December 31, 2007 and 2006:

(dollars in thousands)	2007	2006
Net income	$86,636	$100,949
Net gain of subsidiary not consolidated for tax purposes	(12,186)	—
Net change in unrealized depreciation (appreciation) on investments not taxable until realized	34,637	(34,604)
Timing difference related to deductability of long-term incentive compensation	4,207	2,468
Interest income on nonaccrual loans that is taxable	17,040	3,612
Dividend income accrued for GAAP purposes which is not yet taxable	(49,390)	(23,861)
Distributions from taxable subsidiaries	24,395	2,249
Federal tax expense	1,864	2,661
Other, net	(1,051)	(93)

Taxable income before deductions for distributions	$106,152	$53,381

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Russell 2000 Index and the NASDAQ Financial 100 Index, for the period December 31, 2002 through December 31, 2007. The graph assumes that, on December 31, 2002, a person invested $100 in each of our common stock, the Russell 2000 Index, and the NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

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

	Year Ended December 31,
(dollars in thousands except per share and other data)	2007	2006	2005	2004	2003
Income Statement Data:
Revenue	$187,119	$154,393	$119,545	$93,117	$80,690
Net operating income before investment gains and losses and income tax provision	101,918	83,644	60,515	45,090	47,595
Distributable net operating income ("DNOI") (a)	110,942	87,114	64,936	54,491	51,667
Net income	86,636	100,949	68,193	47,647	41,975
Per Common Share Data:
Net operating income before investment gains and losses and income tax provision per common share basic and diluted	1.66	1.54	1.26	1.09	1.45
DNOI per share basic and diluted (a)	1.81	1.61	1.35	1.32	1.58
Earnings per common share—basic (b)	1.41	1.86	1.42	1.16	1.28
Earnings per common share—diluted (b)	1.41	1.86	1.42	1.15	1.28
Cash dividends declared per common share	1.76	1.68	1.68	1.68	1.65
Selected Period-End Balances:
Total investment portfolio	1,555,897	1,257,612	1,097,560	880,400	698,942
Total assets	1,637,581	1,319,268	1,244,487	1,053,511	790,915
Borrowings	751,035	521,883	541,119	467,400	304,131
Total stockholders' equity	834,689	753,137	666,087	554,213	463,950
Net asset value per common share (c)	12.73	12.83	12.48	12.22	11.98
Other data (at period-end):
Average size of investment	$19,209	$15,152	$12,061	$9,076	$8,629
Number of portfolio companies	81	83	91	97	81
Number of employees (d)	95	85	128	112	53
Reconciliation of DNOI to net operating income before investment gains and losses and income tax provision:
Net operating income before investment gains and losses and income tax provision	$101,918	$83,644	$60,515	$45,090	$47,595
Amortization of employee restricted stock awards	9,024	3,470	4,421	9,401	4,072

DNOI	$110,942	$87,114	$64,936	$54,491	$51,667

Weighted average common shares outstanding	61,310	54,227	48,109	41,244	32,715
Weighted average common shares outstanding and dilutive common stock equivalents	61,319	54,264	48,131	41,298	32,739
Earnings per common share—basic	1.41	1.86	1.42	1.16	1.28
Earnings per common share—diluted	1.41	1.86	1.42	1.15	1.28
Net operating income before investment gains and losses and income tax provision per common share—basic and diluted	1.66	1.54	1.26	1.09	1.45
DNOI per common share—basic and diluted (a)	1.81	1.61	1.35	1.32	1.58

(a)	Distributable net operating income is net operating income before investment gains and losses and income tax provision (benefit), as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of our operating performance exclusive of employee restricted stock amortization, which represents an expense of the company but does not require settlement in cash. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in our consolidated financial statements, to help analyze how our business is performing.
(b)	See Note 10 to our Consolidated Financial Statements under Item 8.
(c)	Based on common shares outstanding at period-end.
(d)	The number of employees at December 31, 2005 and December 31, 2004 include 51 and 47 employees, respectively, of our former subsidiary Kagan Research, LLC.

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

Overview

MCG Capital Corporation is a solutions-focused commercial finance company providing capital and advisory services to middle market companies throughout the United States. We make debt and equity investments primarily in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization, or EBITDA, of $3 million to $25 million, which we refer to as “middle market” companies. Our capital is generally used by our portfolio companies to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We identify and source new customers through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner operators.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act. As a business development company, we are required to meet various regulatory tests which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code. In order to continue to qualify as a RIC for federal income tax purposes, we must meet certain requirements, including certain minimum distribution requirements. Pursuant to this election, if we satisfy those requirements, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. From time to time our wholly owned subsidiaries may execute transactions that trigger corporate level tax liabilities. In such cases, we recognize a tax provision in the period that the taxable event becomes probable.

Portfolio Composition and Investment Activity

The total value of our investment portfolio, exclusive of unearned income, was $1,555.9 million and $1,257.6 million at December 31, 2007 and December 31, 2006, respectively. During the year ended December 31, 2007, we originated investments in 31 portfolio companies (some of which were new customers and some of which were existing customers) and made advances to existing customers pursuant to contractual terms. Our gross originations and advances totaled $675.5 million, at cost and $544.7 million, at cost, during the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the total value of newly originated investments, additional investments in existing portfolio companies, accrual of payment-in-kind interest and dividends, and net unrealized appreciation on investments, net of sales and repayments of securities, resulted in a $298.3 million increase in the total portfolio value of our investments, exclusive of unearned income.

Total portfolio investment activity (exclusive of unearned income) for the years ended December 31, 2007 and 2006 was as follows:

(dollars in millions)	2007	2006
Beginning investment portfolio	$1,257.6	$1,097.6
Originations and advances	675.5	544.7
Gross payments/reductions/sales of securities/other	(363.8)	(404.5)
Net unrealized (losses) gains	(18.0)	23.6
Net realized gains (losses)	21.2	(14.6)
Reversals of unrealized (appreciation) depreciation	(16.6)	10.8

Ending investment portfolio	$1,555.9	$1,257.6

During the year ended December 31, 2007, our increase in equity investments was primarily due to the increase in our control investments to approximately $764.6 million at December 31, 2007 from approximately $526.1 million at December 31, 2006.

The following table shows our portfolio of investments by security type at December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt	$484.4	31.1%	$389.7	31.0%
Subordinated debt
Secured	528.1	33.9	495.0	39.3
Unsecured	32.5	2.1	24.7	2.0

Total debt investments	1,045.0	67.1	909.4	72.3

Preferred equity	447.2	28.8	285.1	22.7
Common/common equivalents equity	63.7	4.1	63.1	5.0

Total equity investments	510.9	32.9	348.2	27.7

Total portfolio	$1,555.9	100.0%	$1,257.6	100.0%

The following table shows our gross originations and advances during 2007 and 2006 by security type:

(dollars in millions)	2007	2006
Senior secured debt	$288.3	$176.0
Subordinated debt	222.0	256.7
Preferred equity	156.5	103.1
Common/common equivalents equity	8.7	8.9

Total	$675.5	$544.7

The following table shows our gross payments, reductions, and sales of securities during 2007 and 2006 by security type:

(dollars in millions)	2007	2006
Senior secured debt	$191.5	$307.5
Subordinated debt	119.4	84.5
Preferred equity	18.9	1.9
Common/common equivalents	34.0	10.6

Total	$363.8	$404.5

During the years ended December 31, 2007 and 2006, our gross payments, reductions and sales of securities by transaction type included:

(dollars in millions)	2007	2006
Scheduled principal amortization	$50.4	$35.9
Senior loan sales	33.1	102.7
Principal repayments	213.3	245.0
Payment of paid-in-kind interest and dividends	22.1	10.3
Sales of equity investments	44.9	10.6

Total	$363.8	$404.5

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2007 and 2006 (excluding unearned income):

	December 31, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value (a)	Percentage of Total Portfolio (a)
(dollars in millions)
Telecommunications—CLEC (competitive local exchange carriers)	$256.8	16.5%	$274.1	21.8%
Other Communications	40.0	2.6	84.0	6.7
Healthcare	137.4	8.8	112.1	8.9
Cable	115.7	7.4	38.7	3.1
Broadcasting	88.7	5.7	39.9	3.2
Business Services	87.9	5.7	51.2	4.1
Plastic Products	81.5	5.2	60.0	4.8
Food Services	80.0	5.1	21.2	1.7
Logistics	70.4	4.5	—	—
Publishing	60.2	3.9	68.0	5.4
Laboratory Instruments	54.9	3.5	58.4	4.6
Home Furnishings	49.8	3.2	52.5	4.2
Sporting Goods	47.1	3.0	26.9	2.1
Entertainment	43.1	2.8	41.5	3.3
Electronics	40.8	2.6	24.8	2.0
Consumer Products	38.5	2.5	19.4	1.5
Information Services	37.7	2.4	47.4	3.8
Auto Parts	34.7	2.2	17.2	1.4
Technology	34.1	2.2	36.2	2.9
Education	32.2	2.1	31.0	2.5
Other Media	20.3	1.3	24.1	1.9
Leisure Activities	13.7	0.9	14.3	1.1
Newspaper	12.7	0.8	90.6	7.2
Other (a)	77.7	5.1	24.1	1.8

	$1,555.9	100.0%	$1,257.6	100.0%

(a)	No individual industry within this category exceeds 1%.

At December 31, 2007, our ten largest portfolio companies represented approximately 39.9% of the total fair value of our investments. These ten customers accounted for approximately 38.0% of our total revenue during the year ended December 31, 2007. At December 31, 2007, approximately 19.1% of our portfolio at fair value was invested in companies in the communications industry, of which 16.5% were in CLECs. Our remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies. Two of our portfolio companies, which we control, Broadview Networks Holdings, Inc. (“Broadview”) and Cleartel Communications, Inc. (“Cleartel”) are CLECs. Broadview is our largest investment. See “—Results of Operations” for additional information regarding our investments in Broadview and Cleartel.

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

Investment Rating	Summary Description
1	Capital gain expected or realized
2	Full return of principal and interest or dividend expected with customer performing in accordance with plan
3	Full return of principal and interest or dividend expected but customer requires closer monitoring
4	Some loss of interest or dividend expected but still expecting an overall positive internal rate of return on the investment
5	Loss of interest or dividend and some loss of principal investment expected which would result in an overall negative internal rate of return on the investment

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2007 and 2006:

(dollars in millions)	December 31, 2007			December 31, 2006
Investment Rating	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
1	1,113.8	(a)	71.6%	$785.3	(a)	62.4%
2	209.0		13.4	285.5		22.7
3	181.8		11.7	158.2		12.6
4	20.2		1.3	23.6		1.9
5	31.1	(b)	2.0	5.0		0.4

	$1,555.9		100.0%	$1,257.6		100.0%

(a)	At December 31, 2007 and 2006, approximately $627.4 million and $447.4 million, respectively, of our investments with an investment rating of “1” were loans to companies in which we also hold equity securities or for which we have already realized a gain on our equity investment.

(b)	The increase in the amount of investments with an investment rating of “5” from December 31, 2006 to December 31, 2007 is primarily due to our investment in Cleartel. See “—Results of Operations” for additional information regarding our investment in Cleartel.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, at December 31, 2007 and 2006:

	December 31, 2007			December 31, 2006
(dollars in millions)	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 90 days past due
On non-accrual status	$0.1	—%	—%	$20.1	2.21%	1.60%
Not on non-accrual status	—	—	—	1.8	0.20	0.14

Total loans greater than 90 days past due	$0.1	—%	—%	$21.9	2.41%	1.74%

Loans on non-accrual status
0 to 90 days past due	$68.7	6.58%	4.42%	$15.3	1.68%	1.21%
Greater than 90 days past due	0.1	—	—	20.1	2.21	1.60

Total loans on non-accrual status	$68.8	6.58%	4.42%	$35.4	3.89%	2.81%

Total loans on non accrual status excluding Cleartel	$42.6	4.07%	2.74%	$35.4	3.89%	2.81%

The increase in loans on non-accrual status from $35.4 million at December 31, 2006 to $68.8 million at December 31, 2007 is primarily due to the placement of three portfolio companies on non-accrual status during 2007 with an aggregate fair value of approximately $56.2 million at December 31, 2007. This increase was partially offset by the placement of two portfolio companies back on accrual status during 2007 with an aggregate fair value of approximately $22.1 million at December 31, 2007. One of the three loans placed on non-accrual status in 2007 was our control investment in Cleartel Communications, Inc. (“Cleartel”), a competitive local exchange carrier (“CLEC”) serving primarily residential customers. During the year ended December 31, 2007, we invested an additional $20.0 million into Cleartel in order to support their operations, of which $4.7 million was invested during the fourth quarter of 2007. In December 2007, we converted a portion of our subordinated debt investment in Cleartel into common stock. This debt to equity conversion did not result in any additional cash investments or repayments. We may elect to make additional investments in Cleartel in future periods to support its business initiatives. As of December 31, 2007, our investment in Cleartel is comprised of subordinated debt with a fair value of $26.2 million, preferred stock with a fair value of zero and 100% of the common stock of Cleartel with a fair value of zero. These fair values reflect unrealized depreciation recorded during 2007 of approximately $63.5 million, including $38.9 million recorded during the fourth quarter. At December 31, 2007, Cleartel represented approximately 1.7% of the fair value of our investments compared to 5.8% of the fair value of our investments at December 31, 2006.

Cleartel has made several acquisitions in recent years, including the acquisition of Supra Telecom (“Supra”), a Florida-based CLEC, during the fourth quarter of 2006. Cleartel achieved operating results during 2007 that were materially below expectations and has not met our expectations and projections with respect to the realization of synergies from its acquisitions, reductions in customer attrition and bad debts and the initiation and effective implementation of new marketing programs. During the third quarter of 2007, in connection with the completion of a re-evaluation of Cleartel’s multi-year business plan, it became evident that revenue levels in future periods will run at lower levels than previously anticipated and it will take longer than expected for Cleartel to achieve meaningful profitability. This was due in part to the fact that Cleartel has reduced some of its less profitable initiatives and in part to the impact of the customer attrition that occurred. Because we view revenue as a key component of value, we recorded an unrealized loss of $24.6 million on our Cleartel investment in the third quarter of 2007. During the fourth quarter of 2007, Cleartel continued to significantly underperform on these expectations, which resulted in a further reduction of forecasted revenue. As a result of Cleartel’s underperformance, we recorded an additional $38.9 million unrealized loss during the fourth quarter of 2007.

Since our Cleartel investment is not currently generating sufficient earnings to service its capital structure, all of our Cleartel debt investments were placed on non-accrual status during the first quarter of 2007 and remained on non-accrual status throughout 2007. This investment will remain on non-accrual status until the underlying financial results and cash flows of Cleartel improve. We cannot predict with certainty when any of our Cleartel investments will return to accrual status. At a minimum, we do not expect our Cleartel debt investment to return to accrual status in 2008.

Our ability to recognize income from our investment in Cleartel in future periods and the fair value of our investment in Cleartel will be dependent on the financial and operational performance of Cleartel.

Comparison of the Years Ended December 31, 2007 and 2006

The following table shows the components of our net income for the years ended December 31, 2007 and 2006:

	Year Ended December 31
(dollars in millions)	2007	2006	Change	Percentage Change
Revenue
Interest and dividend income	$171.3	$132.9	$38.4	29%
Loan fees	5.6	6.0	(0.4)	(7%)

Total interest and dividend income	176.9	138.9	38.0	27%
Advisory fees and other income	10.2	15.5	(5.3)	(34%)

Total revenue	187.1	154.4	32.7	21%
Operating expenses
Interest expense	43.1	36.3	6.8	19%
Employee compensation:
Salaries and benefits	21.8	21.3	0.5	2%
Amortization of employee restricted stock	9.0	3.5	5.5	157%

Total employee compensation	30.8	24.8	6.0	24%
General and administrative expense	11.3	9.7	1.6	16%

Total operating expenses	85.2	70.8	14.4	20%

Net operating income before investment gains and losses and income tax provision	101.9	83.6	18.3	22%

Net investment (losses) gains before income tax provision	(12.9)	20.0	(32.9)	N/A

Income tax provision	2.4	2.7	(0.3)	(11%)

Net income	$86.6	$100.9	$(14.3)	(14%)

Total Revenue

Total revenue includes interest and dividend income and advisory fees and other income. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Dividend income results from dividends earned on our equity investments or from dividends declared and paid by our portfolio companies. Dividend income will vary from period to period depending upon the level of yield on our equity investments and the amount of equities outstanding, as well as the value of the underlying securities.

Total interest and dividend income, which includes loan fees, increased $38.0 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Interest income, exclusive of loan fees, increased approximately $12.9 million during the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was due to the increase in our average loan portfolio, which had an impact of approximately $16.4 million, increases in LIBOR, which had an impact of approximately $0.9 million, an increase in the impact of previously unaccrued interest of $0.5 million and an increase in spread to LIBOR on yielding loans, which had an impact of approximately $5.6 million. These increases were partially offset by the impact of non-accrual loans of approximately $(10.5) million. We include in interest income certain amounts that we have not received in cash, such as contractual paid-in-kind (PIK) interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid either by contract or the portfolio company’s choice, but is generally paid at the end of the loan term. During the year ended December 31, 2007 and 2006, we recognized approximately $2.9 million and $2.4 million, respectively, of previously unaccrued PIK interest that was paid in cash. The following table shows the PIK related activity for the years ended December 31, 2007 and 2006:

(dollars in millions)	2007	2006
Beginning PIK loan balance	$11.1	$13.5
PIK interest earned during the period	17.8	14.7
Principal payments of cash on PIK loans	(13.8)	(13.8)
PIK loans converted to other securities	(0.7)	(9.9)
PIK loans purchased	0.4	—
Interest receivable converted to PIK	2.9	7.2
Realized loss	—	(0.6)

Ending PIK loan balance	$17.7	$11.1

Dividend income increased approximately $25.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Certain of our equity investments have stated accruing dividend rates, for which we accrue dividends as they are earned to the extent we believe they will ultimately be paid. The increase in accrued preferred dividends for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily due to an increase of approximately $12.2 million in accrued preferred dividends from our investment in Broadview, the receipt and recognition of approximately $1.6 million of previously unaccrued dividends from one of our portfolio companies, Stratford School Holdings, Inc., approximately $1.5 million of previously unaccrued dividends on one of our portfolio companies, JUPR Holdings, Inc. and approximately $3.4 million of previously unaccrued dividends we received when we sold our investment in Superior Publishing Corporation. We recognized dividend income equal to the contractual accruing dividend on our preferred equity investment in Broadview of approximately $29.8 million and $17.6 million for the years ended December 31, 2007 and 2006, respectively. The remainder of the increase in dividend income is primarily due to growth in our equity portfolio. Our dividend activity for the years ended December 31, 2007 and 2006 was as follows:

(dollars in millions)	2007	2006
Beginning accrued dividend balance	$33.6	$12.4
Dividend income earned during the period	49.4	23.9
Payment of dividends	(7.4)	(2.7)

Ending accrued dividend balance	$75.6	$33.6

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan fee income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees that are recognized as interest income may also vary from period to period. Loan fees decreased approximately $(0.4) million for the year ended December 31, 2007 compared to the year ended December 31, 2006.

The following table shows our loan fee activity during the years ended December 31, 2007 and 2006:

(dollars in millions)	2007	2006
Beginning unearned income balance	$9.5	$9.1
Additional deferred fees	6.5	6.4
Unearned income recognized	(5.1)	(6.0)

Ending unearned income balance	$10.9	$9.5

The total yield on our average debt portfolio at fair value for the years ended December 31, 2007 and 2006 was 12.5% and 12.9%, respectively. The average LIBOR for the year ended December 31, 2007 was 5.3%, an increase of 0.1% from 5.2% for the year ended December 31, 2006. The decrease in total yield is primarily attributable to the increase in non-accrual loans. For the year ended December 31, 2007, the impact of non-accrual loans on total yield was (1.6%) as compared to (0.4%) for the year ended December 31, 2006. This impact was partially offset by an increase in the spread to average LIBOR on our average yielding loan portfolio of 8.3% for the year ended December 31, 2007, as compared to 7.5% for the year ended December 31, 2006.

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Advisory fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. The decrease in advisory fees and other income of $(5.3) million for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily due to decreases in prepayment fees of $(2.7) million, advisory and management fees of $(1.3) million and bank interest and other fees of approximately $(1.3) million.

Broadview Networks Holdings, Inc. (“Broadview”), a CLEC serving primarily business customers, is our largest portfolio investment, in which we hold preferred stock with an aggregate fair value of $189.5 million at December 31, 2007. Our Broadview investment represented approximately 12.2% of the fair value of our total investments at December 31, 2007 compared to 12.7% of the fair value of our total investments at December 31, 2006. Additionally, our investment in Broadview accounted for $29.8 million, or 15.9%, of our total revenue for the year ended December 31, 2007 compared to $22.3 million, or 14.5%, of our total revenue for the year ended December 31, 2006.

Our investment in Broadview entitles us to total preferred claims of approximately $266.9 million, prior to any claims by common shareholders. We are also entitled to accumulating dividends on our preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $266.9 million but are not payable in cash on a current basis. Because accumulating dividends are typically not considered as part of taxable income until they are received in cash, it is possible that our GAAP earnings may exceed our taxable earnings by a significant amount until such time as this investment is liquidated.

In December 2007, Broadview filed a registration statement on Form S-1 to register shares for an initial public offering (“IPO”) of equity securities. In the event Broadview is successful with their IPO, we will be required to convert our yielding preferred stock, which represents an ownership interest of approximately 46% on an as-if-converted basis, into non-yielding common stock. This would materially reduce our dividend income from historical levels. In connection with an IPO by Broadview, we may sell a portion of our investment in Broadview, which could result in a significant liquidity event for us.

Our ability to recognize income from our preferred stock investment in Broadview in future periods and the fair value of our preferred stock investment in Broadview will be dependent on the financial and operational performance of Broadview. In the event that the financial and operational performance of Broadview does not support the full recognition of income on our preferred stock investment, our dividend income could be materially reduced from historical levels.

During the first quarter of 2007, we placed our investment in Cleartel, our second largest portfolio company at the time, on non-accrual status. We did not recognize any revenue from this investment during the year ended December 31, 2007, compared to $7.5 million, or 4.8%, of our total revenue for the year ended December 31, 2006. As of December 31, 2007, we held Cleartel subordinated debt with a fair value of $26.2 million, Cleartel preferred stock with a fair value of zero, and Cleartel common stock with a fair value of zero. Our ability to recognize income from our investment in Cleartel in future periods and the fair value of our investment in Cleartel will be dependent on the financial and operational performance and value of Cleartel. See “—Asset Quality” for additional discussion regarding our investment in Cleartel.

Total Operating Expenses

Operating expenses include interest, employee compensation and general and administrative expenses. The increase in interest expense of approximately $6.8 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006, is attributable to higher average borrowings which caused interest expense to increase by approximately $9.1 million and increases in LIBOR which caused interest expense to increase by approximately $0.5 million, partially offset by a decrease of approximately ($2.7) million in amortization of deferred debt issuance costs and a decrease of approximately ($0.1) million in the spread to LIBOR.

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and amortization of employee restricted stock awards. Total salaries and benefits was approximately $21.8 million and $21.3 million during the years ended December 31, 2007 and December 31, 2006, respectively. The increase of $0.5 million in salaries and benefits was primarily due to approximately $2.0 million for increased staffing and variable annual incentive compensation, which was partially offset by approximately $1.5 million of severance costs in 2006 related to our former CEO and a decrease in dividends on restricted shares with performance based forfeiture provisions and shares securing employee loans. Amortization of employee restricted stock awards is non-cash compensation related to restricted stock awards granted in 2001, 2006, and 2007. During the year ended December 31, 2007, we recognized compensation expense related to restricted stock awards of approximately $9.0 million, compared to approximately $3.5 million for the year ended December 31, 2006. This increase in restricted stock amortization expense is primarily due to the timing of restricted stock grants in the third quarter of 2006 and the first quarter of 2007. We granted approximately 936,000 shares of restricted stock during 2007 pursuant to our 2006 Employee Restricted Stock Plan. The forfeiture provisions lapse quarterly with respect to 836,000 of these restricted shares through September 30, 2011 and with respect to 100,000 of these shares annually through February 28, 2008.

General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses. General and administrative expenses increased approximately $1.6 million during the year ended December 31, 2007 compared to the year ended December 31, 2006, due to costs resulting from the growth of our business partially offset by a decrease in professional fees of approximately $1.4 million. Professional fees in 2006 included fees incurred in conjunction with the independent review of certain tax withholding reimbursements and loan repayments by our current and former executive officers, as previously disclosed.

Net Operating Income Before Investment Gains and Losses and Income Tax Provision

Net operating income before investment gains and losses and income tax provision for the year ended December 31, 2007 totaled $101.9 million, an increase of approximately $18.3 million compared with $83.6 million for the year ended December 31, 2006. This increase is due to the items discussed above.

Distributable Net Operating Income (“DNOI”)

DNOI is net operating income before investment gains and losses and income tax provision, as determined in accordance with GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of our operating performance exclusive of employee restricted stock amortization, which represents an expense of MCG but does not require settlement in cash. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in our consolidated financial statements, to help analyze how our business is performing.

DNOI for the year ended December 31, 2007 was $110.9 million, or $1.81 per share, compared to $87.1 million, or $1.61 per share, for the year ended December 31, 2006. The following table shows a reconciliation of our reported net operating income before investment gains and losses and income tax provision to DNOI for the years ended December 31, 2007 and 2006:

(in thousands, except per share data)
	2007	2006
Net operating income before investment gains and losses and income tax provision	$101,918	$83,644
Amortization of employee restricted stock awards	9,024	3,470

DNOI	$110,942	$87,114

Weighted average common shares outstanding	61,310	54,227
Weighted average common shares outstanding and dilutive common stock equivalents	61,319	54,264
Earnings per common share—basic and diluted	$1.41	$1.86
Net operating income before investment gains and losses and income tax provision per common share—basic and diluted	$1.66	$1.54
DNOI per share—basic and diluted	$1.81	$1.61

Net Investment Gains and Losses Before Income Tax Provision

Net investment losses before income tax provision totaled approximately ($12.9) million for the year ended December 31, 2007, compared to net investment gains before income tax provision of approximately $20.0 million for the year ended December 31, 2006. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the year ended December 31, 2007:

			Year Ended December 31, 2007
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Superior Industries Investors, LLC	Sporting Goods	Control	$—	$15,563	$—	$15,563
Jenzabar, Inc.	Technology	Non-affiliate	—	8,864	—	8,864
LMS Intellibound Investors, LLC	Logistics	Control	—	8,352	—	8,352
On Target Media, LLC	Other Media	Affiliate	8,544	6,980	(8,593)	6,931
Coastal Sunbelt, LLC	Food Services	Control	—	5,190	—	5,190
JUPR Holdings, Inc.	Information Services	Control	—	4,244	—	4,244
Superior Publishing Corporation	Newspaper	Control	4,793	(140)	(740)	3,913
JetBroadband Holdings, LLC	Cable	Control	—	3,346	—	3,346
Stratford Schools Holdings, Inc.	Education	Affiliate	—	3,297	—	3,297
Jet Plastica Investors, LLC	Plastic Products	Control	—	3,171	—	3,171
Crystal Media Network, LLC	Broadcasting	Control	—	1,674	—	1,674
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	—	1,543	—	1,543
dick clark productions, inc.	Broadcasting	Non-affiliate	5,978	—	(4,491)	1,487
GMC Television Broadcasting, LLC	Broadcasting	Control	—	956	—	956
Miles Media Group, LLC	Publishing	Non-affiliate	2,530	781	(2,461)	850
iVerify, US Inc.	Communications	Affiliate	(1,022)	106	1,022	106
Platinum Wireless, Inc.	Communications	Control	(1,149)	—	1,149	—
Midwest Tower Partners, LLC	Communications	Control	3,642	(655)	(3,642)	(655)
Intran Media, LLC	Other Media	Control	—	(834)	—	(834)
Working Mother Media, Inc.	Publishing	Control	—	(835)	—	(835)
Flexsol Packaging Corp.	Plastic Products	Non-affiliate	—	(930)	—	(930)
Value Page, Inc.	Communications	Non-affiliate	—	(1,010)	—	(1,010)
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Non-affiliate	(1,451)	(1,216)	1,216	(1,451)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(3,083)	—	(3,083)
TNR Entertainment Corp.	Entertainment	Control	—	(8,827)	—	(8,827)
Cleartel Communications, Inc.	Communications	Control	—	(63,500)	—	(63,500)
Other			(115)	(1,105)	(29)	(1,249)

Total			$21,750	$(18,068)	$(16,569)	$(12,887)

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the year ended December 31, 2006:

			Year Ended December 31, 2006
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Broadview Networks Holdings, Inc.	Communications	Control	$—	$38,064	$—	$38,064
Jenzabar, Inc.	Technology	Non-affiliate	—	9,550	—	9,550
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	583	4,423	—	5,006
dick clark productions, inc.	Broadcasting	Non-affiliate	—	4,363	—	4,363
Midwest Tower Partners, LLC	Communications	Control	—	3,882	—	3,882
Stratford Schools Holdings, Inc.	Education	Affiliate	—	3,771	—	3,771
RadioPharmacy Investors, LLC	Healthcare	Control	—	3,135	—	3,135
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	4,054	1,940	(3,334)	2,660
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	1,615	—	1,615
Miles Media Group, LLC	Publishing	Non-affiliate	—	1,282	—	1,282
Working Mother Media, Inc.	Publishing	Control	—	828	—	828
Superior Publishing Corporation	Newspaper	Control	—	700	—	700
I-55 Internet Services, Inc.	Communications	Non-affiliate	—	—	606	606
Crystal Media Network, LLC	Broadcasting	Control	(2,245)	(39)	2,561	277
Telecomm South, LLC	Communications	Control	(1,493)	—	1,493	—
Copperstate Technologies, Inc.	Security Alarm	Control	(1,483)	—	1,053	(430)
iVerify, US Inc.	Communications	Affiliate	—	(578)	—	(578)
West Coast WirelessLines	Publishing	Control	(781)	(586)	586	(781)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(807)	—	(807)
Platinum Wireless, Inc.	Communications	Control	—	(839)	—	(839)
Jupitermedia Corporation	Information Services	Non-affiliate	—	(908)	—	(908)
GoldenSource Holdings, Inc.	Technology	Non-affiliate	(3,363)	—	—	(3,363)
Fawcette Technical Publications Holding	Publishing	Control	(10,059)	(2,197)	8,319	(3,937)
Total Sleep Holdings, Inc.	Healthcare	Non-affiliate	—	(3,971)	—	(3,971)
Cleartel Communications, Inc.	Communications	Control	—	(40,072)	—	(40,072)
Other			200	67	(303)	(36)

Total			$(14,587)	$23,623	$10,981	$20,017

Income Tax Provision

During the year ended December 31, 2007, we recorded an income tax provision of $2.4 million primarily related to unrealized gains on our investments and the performance of certain of our investments that are held in taxable subsidiaries. During the year ended December 31, 2006, we recorded a $2.7 million income tax provision primarily related to unrealized gains on one of our investments held in a taxable subsidiary.

In December 2007, we received an examination report from the Internal Revenue Service, or IRS, related to their audit of our tax returns for the 2004 and 2005 tax years. The IRS has proposed changes to certain deductions made by us for those years, most of which are related to the timing of certain realized losses in the portfolio. We are in the process of appealing the proposed changes, and we currently believe that it is more likely than not that our appeal will be successful. There can be no assurance that our appeal will be successful with respect to any or all of the changes proposed by the IRS. If we are not successful appealing the adjustments proposed by the IRS, we could be subject to penalties and interest of up to approximately $12 million. If our belief that we are more likely than not to be successful with our appeal changes, we will accrue an estimate of the amounts due.

Net Income

Net income totaled approximately $86.6 million for the year ended December 31, 2007, compared to $100.9 million for the year ended December 31, 2006. The decrease in net income is due to the items discussed above.

Valuation

Our board of directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. As part of our process for determining the fair value of our portfolio of investments, we retain independent valuation firms to perform independent valuations on certain of our portfolio companies and review certain of our fair value determinations. The independent valuations and the reviews are considered by our board of directors in its determination of the fair value of our portfolio companies. We intend to continue to obtain independent valuations or reviews of our fair value determinations and to periodically update those valuations and reviews. The following table summarizes the independent valuations and reviews that have been performed from December 31, 2006 through December 31, 2007:

(dollars in millions)	Total Investment	Equity Investment
Total portfolio value at December 31, 2007	$1,555.9	$510.9
Number of companies in our portfolio as of December 31, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and December 31, 2007	48	30
Total value of companies in our portfolio as of December 31, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and December 31, 2007	$1,266.5	$454.0
% of portfolio value as of December 31, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and December 31, 2007	81%	89%
% of portfolio value that is greater than one year old as of December 31, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and December 31, 2007	94%	97%
% of loans on non-accrual status as of December 31, 2007 for which independent valuations or reviews of our fair value determinations were obtained between December 31, 2006 and December 31, 2007	56%	N/A

Comparison of the Years Ended December 31, 2006 and 2005

The following table shows the components of our net income for the years ended December 31, 2006 and 2005:

(dollars in millions)	2006	2005	Change	Percentage Change
Revenue
Interest and dividend income	$132.9	$96.7	$36.2	37%
Loan fees	6.0	9.6	(3.6)	(38)%

Total interest and dividend income	138.9	106.3	32.6	31%
Advisory fees and other income	15.5	13.2	2.3	17%

Total revenue	154.4	119.5	34.9	29%
Operating expenses
Interest expense	36.3	23.1	13.2	57%
Employee compensation:
Salaries and benefits	21.3	21.4	(0.1)	—
Amortization of employee restricted stock	3.5	4.4	(0.9)	(20)%

Total employee compensation	24.8	25.8	(1.0)	(4)%
General and administrative expense	9.7	10.1	(0.4)	(4)%

Total operating expenses	70.8	59.0	11.8	20%

Net operating income before investment gains and income tax provision	83.6	60.5	23.1	38%
Net investment gains before income tax provision	20.0	7.7	12.3	160%
Income tax provision	2.7	—	2.7	100%

Net income	$100.9	$68.2	$32.7	48%

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

Total interest and dividend income, which includes loan fees, increased $32.6 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. Interest income, exclusive of loan fees increased approximately $24.8 million during the year ended December 31, 2006 compared to the year ended December 31, 2005, due to the increase in LIBOR, which had an impact of approximately $13.9 million, the growth in the size of our loan portfolio, which had an impact of approximately $11.0 million, and the decrease in the spread to LIBOR in our loan portfolio, which had an impact of approximately $(0.1) million. We include in interest income certain amounts that we have not received in cash, such as contractual paid-in-kind (PIK) interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid either by contract or the portfolio company’s choice, but is generally paid at the end of the loan term. For the year ended December 31, 2006, PIK interest income totaled $14.7 million, compared to $12.7 million for the year ended December 31, 2005. At December 31, 2006 our total PIK loan balance represented $11.1 million, or

0.9% of our portfolio of investments, compared to $13.5 million, or 1.2%, of our portfolio of investments as of December 31, 2005. The following table shows the PIK related activity for the years ended December 31, 2006 and 2005:

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

The total yield on our debt portfolio at fair value for the years ended December 31, 2006 and 2005 was 12.9% and 11.9%, respectively. The average LIBOR for the year ended December 31, 2006 was 5.2%, an increase of 1.6% from 3.6% for the year ended December 31, 2005. The average spread to LIBOR for the year ended December 31, 2006 was 7.7%, a decrease of approximately 0.6% from 8.3% for the year ended December 31, 2005, primarily due to an increase in the level of fixed rate loans as well as a decrease in amortizing fee income and fee accelerations.

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

For the year ended December 31, 2006, our largest portfolio company, Broadview, accounted for approximately $22.3 million, or 14.5%, of our total revenue compared to approximately $17.5 million, or 14.6%, of our total revenue for the year ended December 31, 2005. During the year ended December 31, 2006, our revenue from our Broadview investment was comprised of interest and dividend income. During the third quarter of 2006, we converted all our debt investments in Broadview to preferred equity. As of December 31, 2006, our preferred equity investments in Broadview entitle us to a preferred claim of approximately $237.7 million, prior to claims by Broadview common shareholders. We are also entitled to accumulating dividends on our preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $237.7 million but are not payable in cash on a current basis. Based on our current investment in Broadview our future earnings will all be in the form of accumulating dividend income. Further, because accumulating dividends are typically not considered part of taxable income until they are received in cash, it is possible that our GAAP earnings may exceed our taxable earnings by a significant amount until such time as this investment is liquidated.

For the year ended December 31, 2006, our second largest portfolio company, Cleartel, accounted for $7.5 million, or 4.8% of our total revenue, compared to $3.7 million, or 3.1%, of our total revenue for the year ended December 31, 2005. During the year ended December 31, 2006, our revenue from our Cleartel investment was comprised of interest and fee income. A portion of the interest income for the year ended December 31, 2006 was in the form of payment-in-kind interest; however, the debt was restructured during the year and is currently current pay interest.

Our ability to recognize income from our investments in Broadview and Cleartel in future periods will be dependent upon the performance and value of each company.

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

Employee compensation includes base salaries and benefits, variable annual incentive compensation, and long-term incentive compensation. The decrease in salaries and benefits expense of $0.1 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005 is primarily due to an increase of approximately $2.6 million in salaries and benefits and $1.5 million of severance costs related to our former CEO, more than offset by a decrease of approximately $4.2 million due to the deconsolidation of Kagan Research, LLC. Long-term incentive compensation expense is made up of non-cash amortization of restricted stock awards granted in 2001 and 2006. Long-term incentive compensation decreased $0.9 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to a decrease in the lapsing of forfeiture provisions on shares of restricted stock during the year ended December 31, 2006 compared to the year ended December 31, 2005, partially offset by a charge of $0.7 million related to the accelerated vesting of certain restricted shares held by our former CEO.

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

Net Operating Income Before Investment Gains and Losses and Income Tax Provision

Net operating income before investment gains and losses and income tax provision for the year ended December 31, 2006 totaled $83.6 million, an increase of approximately $23.1 million compared with $60.5 million for the year ended December 31, 2005. This increase is due to the items discussed above. During the year ended December 31, 2005, our wholly owned subsidiary, Kagan Research, LLC, accounted for losses of approximately ($1.7) million. Effective January 1, 2006, Kagan Research, LLC no longer qualified as a consolidated subsidiary of the Company.

Net Investment Gains Before Income Tax Provision

Net investment gains before income tax provision totaled approximately $20.0 million for the year ended December 31, 2006, compared to $7.7 million for the year ended December 31, 2005. These amounts represent the total of net realized gains and losses, net unrealized appreciation and depreciation and reversals of unrealized appreciation and depreciation. Reversals of unrealized appreciation and depreciation occur when a gain or loss becomes realized.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the year ended December 31, 2006:

			Year Ended December 31, 2006
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Broadview Networks Holdings, Inc.	Communications	Control	$—	$38,064	$—	$38,064
Jenzabar, Inc.	Technology	Non-affiliate	—	9,550	—	9,550
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	583	4,423	—	5,006
dick clark productions, inc.	Broadcasting	Non-affiliate	—	4,363	—	4,363
Midwest Tower Partners, LLC	Communications	Control	—	3,882	—	3,882
Stratford Schools Holdings, Inc.	Education	Affiliate	—	3,771	—	3,771
RadioPharmacy Investors, LLC	Healthcare	Control	—	3,135	—	3,135
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	4,054	1,940	(3,334)	2,660
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	1,615	—	1,615
Miles Media Group, LLC	Publishing	Non-affiliate	—	1,282	—	1,282
Working Mother Media, Inc.	Publishing	Control	—	828	—	828
Superior Publishing Corporation	Newspaper	Control	—	700	—	700
I-55 Internet Services, Inc.	Communications	Non-affiliate	—	—	606	606
Crystal Media Network, LLC	Broadcasting	Control	(2,245)	(39)	2,561	277
Telecomm South, LLC	Communications	Control	(1,493)	—	1,493	—
Copperstate Technologies, Inc.	Security Alarm	Control	(1,483)	—	1,053	(430)
iVerify, US Inc.	Communications	Affiliate	—	(578)	—	(578)
West Coast WirelessLines	Publishing	Control	(781)	(586)	586	(781)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(807)	—	(807)
Platinum Wireless, Inc.	Communications	Control	—	(839)	—	(839)
Jupitermedia Corporation	Information Services	Non-affiliate	—	(908)	—	(908)
GoldenSource Holdings, Inc.	Technology	Non-affiliate	(3,363)	—	—	(3,363)
Fawcette Technical Publications Holding	Publishing	Control	(10,059)	(2,197)	8,319	(3,937)
Total Sleep Holdings, Inc.	Healthcare	Non-affiliate	—	(3,971)	—	(3,971)
Cleartel Communications, Inc.	Communications	Control	—	(40,072)	—	(40,072)
Other			200	67	(303)	(36)

Total			$(14,587)	$23,623	$10,981	$20,017

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

Cleartel, our second largest portfolio company at December 31, 2006, is a Florida-based CLEC that serves primarily residential customers. At December 31, 2006, Cleartel represented approximately 5.8% of the fair value of our investments compared to 7.2% of the fair value of our investments at December 31, 2005. At December 31, 2006, we held subordinated debt with a fair value of $72.0 million and preferred equity with a fair value of $0.6 million, which included unrealized depreciation of approximately $40.1 million. This decrease in fair value is largely due to a decrease in valuations in comparable residential CLEC industry transactions that occurred during the fourth quarter of 2006. During October 2006, Cleartel acquired Supra Telecom, a Florida-based CLEC. In conjunction with this acquisition, we invested an additional $19.8 million in Cleartel in the form of subordinated debt and restructured our existing debt investments in Cleartel by extending the maturity dates and modifying the interest rates. Cleartel was one of the portfolio companies for which an independent valuation was obtained as of December 31, 2006.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the year ended December 31, 2005:

			Year Ended December 31, 2005
(dollars in thousands) Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/ Loss	Net Gain/ (Loss)
Jenzabar, Inc.	Technology	Non-affiliate	$—	$6,506	$—	$6,506
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	4,001	—	4,001
Jupitermedia Corporation	Information Services	Non-affiliate	2,321	—	(425)	1,896
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	2,038	534	(989)	1,583
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	1,514	—	1,514
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	—	1,342	—	1,342
Midwest Tower Partners, LLC	Communications	Control	—	1,131	—	1,131
On Target Media, LLC	Publishing	Affiliate	—	1,103	—	1,103
Telecomm South, LLC	Communications	Control	—	619	—	619
Boucher Communications, Inc.	Publishing	Non-affiliate	930	—	(409)	521
ETC Group, LLC	Publishing	Control	—	503	—	503
Talk America Holdings, Inc.	Communications	Non-affiliate	1,354	—	(892)	462
National Systems Integration, Inc.	Security Alarm	Control	(5,177)	—	5,319	142
Interactive Business Solutions, Inc.	Security Alarm	Control	(1,750)	—	1,826	76
Witter Publishing Co. Inc.	Publishing	Non-affiliate	(721)	(127)	874	26
All Island Media, Inc	Newspaper	Affiliate	390	—	(390)	—
UMAC, Inc.	Publishing	Control	(10,062)	—	10,062	—
nii communications, inc.	Communications	Non-affiliate	900	—	(901)	(1)
Corporate Legal Times	Publishing	Control	(367)	—	339	(28)
IDS Telcom LLC	Communications	Non-affiliate	—	(692)	583	(109)
Bridgecom Holdings, Inc. after acquisition	Communications	Control	—	—	(497)	(497)
Cleartel Communications, Inc.	Communications	Control	—	(733)	—	(733)
Copperstate Technologies, Inc.	Security Alarm	Control	—	(876)	—	(876)
Superior Publishing Corporation	Newspaper	Control	—	(924)	—	(924)
CCG Consulting, LLC	Business Services	Non-affiliate	(1,258)	(1,269)	1,269	(1,258)
Working Mother Media, Inc.	Publishing	Control	—	(1,604)	—	(1,604)
Creatas, L.L.C.	Information Services	Control	20,431	—	(22,138)	(1,707)
Fawcette Technical Publications Holding	Publishing	Control	—	(3,553)	—	(3,553)
Crystal Media Network, LLC	Broadcasting	Control	—	(3,704)	—	(3,704)
Other			(8)	1,330	(75)	1,247

Total			$9,021	$5,101	$(6,444)	$7,678

Income Tax Provision

During the year ended December 31, 2006, we recorded a $2.7 million income tax provision. This income tax provision is primarily related to unrealized gains on one of our investments.

Net Income

Net income totaled approximately $100.9 million for the year ended December 31, 2006, compared to $68.2 million for the year ended December 31, 2005. The increase in net income is due to the items discussed above.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents, Cash, Securitization Accounts, and Cash, Restricted

At December 31, 2007 and December 31, 2006, we had $23.3 million and $21.7 million, respectively, in cash and cash equivalents. In addition, at December 31, 2007 and December 31, 2006, we had $37.0 million and $15.9 million, respectively, in cash, securitization accounts. We also had $4.0 million and $2.6 million of restricted cash as of December 31, 2007 and December 31, 2006, respectively. We primarily invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements, while in other cases we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts negatively impacts our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand and availability under our debt facilities to cover current funding requirements and operational needs.

For the year ended December 31, 2007, net cash provided by operating activities totaled $54.9 million, a decrease of approximately $15.1 million from $69.9 million for the year ended December 31, 2006. This decrease was due primarily to an increase in the amount of paid-in-kind interest and dividends and an increase in the amount of interest collections that were held in cash, securitization accounts. Cash used in investing activities increased approximately $149.2 million to $265.1 million for the year ended December 31, 2007 from $115.9 million for the year ended December 31, 2006. This change is primarily the result of an increase in originations, draws and advances and a decrease in proceeds from sales and exits of investments. Cash provided by financing activities increased approximately $189.7 million to $211.8 million for the year ended December 31, 2007, from $22.1 million for the year ended December 31, 2006. This change is mainly due to higher proceeds raised through the issuance of common stock and the net proceeds from borrowings during 2007 compared to 2006 partially offset by higher dividends paid during 2007 compared to 2006.

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

During the year ended December 31, 2007 we raised approximately $95.1 million of net proceeds by selling 6,000,000 shares of newly issued common stock. During the year ended December 31, 2006 we raised $69.1 million of net proceeds by selling 4,600,000 shares of newly issued common stock.

In order to satisfy the requirements applicable to a regulated investment company, we intend to distribute to our stockholders substantially all of our income. In addition, as a business development company, we generally will be required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of December 31, 2007, this ratio was 208%. This requirement limits the amount that we may borrow.

To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and various debt markets. We intend to maintain a current shelf registration statement pursuant to which we may issue common stock from time to time.

As of December 31, 2007, our cash and cash equivalents totaled $23.3 million and our borrowings totaled $751.0 million. Of the $751.0 million in borrowings, approximately $136.4 million was outstanding under our 2006-2 warehouse facility with Merrill Lynch Capital Corporation, which was scheduled to expire on February 29, 2008. On February 12, 2008, this facility was amended to extend the maturity until August 31, 2008. As of the date of the amendment, approximately, $111.3 million was outstanding under this facility. Under the terms of the amendment, we are required to reduce the amount outstanding under this facility to not more than $82.5 million at April 21, 2008, not more than $55.0 million at May 31, 2008, and not more than $27.5 million outstanding at July 21, 2008, with the balance due on August 31, 2008. This warehouse was originally intended to be repaid with proceeds from a placement of debt in the CLO market. However, due to the severe dislocation which has occurred in the CLO market, we have determined that a CLO transaction is not possible at this time.

Our existing debt facilities provide sufficient borrowing capacity to meet our current operational needs, including the required reduction in borrowings under our 2006-2 warehouse facility; however, our outstanding balances under our other debt facilities will increase to higher levels than they otherwise would have absent these required borrowing reductions. As a result, we will have less remaining capacity under these facilities. We are currently working on a variety of initiatives to increase our overall borrowing capacity. While market conditions are challenging and pricing for debt capital is increasing, we remain confident that we will be successful in this regard; however, there can be no assurance that any of these initiatives will be successful.

In addition to our initiatives with respect to our borrowing facilities, we are working on a variety of initiatives to enhance our overall liquidity position, including the sale of certain debt and equity investments and an equity offering. Such an offering could serve to increase the equity capital available for making additional investments. As a business development company, we are prohibited, absent approval from our stockholders, from issuing equity securities at a price below our net asset value per share, or NAV. However, under the 1940 Act, we are permitted to conduct a rights offering of equity securities at a time when our stock is trading below NAV. As a result of our stock trading below NAV, we have not been able to access the equity markets, which has reduced our liquidity and ability to grow. On January 23, 2008, we filed a Registration Statement on Form N-2 with the Securities and Exchange Commission for a rights offering of equity securities. There can be no assurance that we will be able to complete a rights offering.

In addition, the company is in the process of enhancing its liquidity through the sale of debt securities and equity positions in certain portfolio companies, including potentially a portion of our investment in Broadview Networks Holdings, Inc. (“Broadview”), our largest investment, in connection with Broadview’s planned initial public offering in 2008. During the fourth quarter approximately $28.5 million of senior debt securities were sold to third parties. No gains or losses were realized on these sales.

The completion of some or all of these initiatives is expected to provide us with liquidity which will be utilized throughout 2008 and potentially beyond. While we believe that some or all of these initiatives can be completed during the first half of 2008, there can be no assurance that we will be successful with any of these initiatives. In addition, we expect our origination activity to be slower during early 2008, until we are able to complete some or all of these initiatives. In the event that we are unsuccessful with these initiatives, our ability to originate new investments and continue quarterly distributions at current levels could be impacted.

Current Market Conditions

The debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. The Company and other commercial finance companies have historically utilized the collateralized loan obligation (“CLO”) market to finance some of their investment activities. Due to the current dislocation of the

CLO market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector will have to access alternative debt markets in order to grow. The debt capital that will be available will most likely be at a higher cost, and terms and conditions may be less favorable. This may result in slowing our origination activity during the early part of 2008.

In the event that the United States economy enters into a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions which could have a negative impact on our future results.

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

As of December 31, 2007, we had unused commitments to extend credit to our customers of $85.4 million, which are not reflected on our balance sheet. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of December 31, 2007, we had guarantees and standby letters of credit of approximately $7.5 million.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2007:

	Payments Due by Period
(dollars in millions) Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (b)	$751.0	$166.9	$171.5	$—	$412.6
Future minimum rental obligations	10.9	2.0	4.3	4.3	0.3

Total contractual obligations	$761.9	$168.9	$175.8	$4.3	$412.9

(a)	This excludes the unused commitments to extend credit to our customers of $85.4 million as well as guarantees and standby letters of credit of approximately $7.5 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility, the Commercial Loan Trust 2006-1, the Commercial Loan Trust 2006-2 and the Revolving Unsecured Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities.

Borrowings

The following table shows the facility amounts and outstanding borrowings at December 31, 2007 and 2006:

		December 31, 2007		December 31, 2006
	Maturity Date	Facility amount	Amount outstanding	Facility amount	Amount outstanding
(dollars in millions)
Unsecured Notes	October 2010	$50.0	$50.0	$50.0	$50.0
Unsecured Notes	October 2012	25.0	25.0	—	—
Commercial Loan Trust 2006-2	February 2008 (a)	200.0	136.4	200.0	84.0
Commercial Loan Funding Trust Facility	November 2010 (b)	—	—	250.0	84.0
Class A Variable Funding Certificates		218.8	113.2	—	—
Class B Variable Funding Certificates		31.2	8.3	—	—
Term Securitizations	April 2018
Series 2006-1 Class A-1 Notes		106.2	106.2	106.2	106.2
Series 2006-1 Class A-2 Notes		50.0	45.1	50.0	11.4
Series 2006-1 Class A-3 Notes		85.0	85.0	85.0	35.0
Series 2006-1 Class B Notes		58.8	58.8	58.8	58.8
Series 2006-1 Class C Notes		45.0	45.0	45.0	45.0
Series 2006-1 Class D Notes		47.5	47.5	47.5	47.5
Revolving Unsecured Credit Facility	June 2008	100.0	30.5	100.0	—

Total		$1,017.5	$751.0	$992.5	$521.9

(a)	Amended in February 2008 to extend the maturity date to August 31, 2008. See “Recent Developments” for further discussion of this facility.
(b)	Renewable at lender’s discretion each July.

For the above borrowings, the fair value of the borrowings approximates cost. The following table shows our weighted average borrowings, the weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the year ended December 31, 2007 and 2006:

(dollars in millions)	2007	2006
Weighted average borrowings	$651.0	$507.5
Average LIBOR	5.3%	5.2%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	1.1	1.1
Impact of amortization of deferred debt issuance costs	0.2	0.8

Total cost of funds	6.6%	7.1%

The decrease of approximately 0.5% in the weighted average interest rate for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily attributable to a decrease in the amortization of deferred debt issuance costs of 0.6% partially off set by an increase in average LIBOR of 0.1%. The higher deferred debt issuance costs in 2006 were primarily due to the accelerated payoff of our 2004-1 term securitization.

All of our debt facilities, except the Revolving Unsecured Credit Facility and the Unsecured Notes, are funded through our bankruptcy remote, special purpose, wholly owned subsidiaries and, therefore, their assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain other covenants, including having sufficient levels of collateral and various restrictions on which loans we may leverage as collateral. We borrow directly, as well as indirectly, through credit facilities maintained by our subsidiaries. Some of our debt facilities contain cross-default provisions, whereby a default under one of our debt facilities could constitute a default under other debt facilities.

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

We use this warehouse credit facility to fund the origination of loans that will collateralize a future term securitization. On October 23, 2007, we entered into the first amendment to our Commercial Loan Trust 2006-2 warehouse credit facility with Merrill Lynch Capital Corp. Pursuant to this amendment, the maturity date for the facility was extended from November 30, 2007 through February 29, 2008. In addition, the advance rate was reduced from 80% to 75% of the value of the commercial loans purchased by the trust. As of December 31, 2007 we had $136.4 million outstanding under this facility. See “Recent Developments” for further discussion of this facility including amendments made subsequent to December 31, 2007.

MCG Commercial Loan Funding Trust.    We have, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by us to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. This facility is funded through two separate Variable Funding Certificates, or VFCs, a $218.8 million Class A VFC and a $31.2 million Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral. Advances under the Class B VFC may be up to 10% of eligible collateral. The facility is scheduled to terminate on November 4, 2010, but is subject to annual renewal and may be extended under certain circumstances.

In July 2007, we amended the Commercial Loan Funding Trust Facility. Pursuant to this amendment, the interest rates for Class A advances and Class B advances were reduced to the commercial paper rate plus 0.75% and 1.50%, respectively, per annum from the commercial paper rate plus 0.95% and 1.75%, respectively, per annum. The Class A advances and Class B advances previously bore interest at the commercial paper rate plus 0.95% and 1.75%, respectively, per annum. As of December 31, 2007, we had $113.2 million Class A VFC and $8.3 million Class B VFC outstanding under this credit facility.

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured, which were drawn in full during April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $482.5 million as of December 31, 2007, which were purchased by the trust from us. Additional commercial loans will be purchased by the trust from us primarily using the proceeds from Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of December 31, 2007, we had $418.1 million of these notes outstanding.

Revolving Unsecured Credit Facility.    This facility is a $100.0 million unsecured revolving credit facility established with HVB. The facility allows for additional lenders with HVB acting as the agent. The $100.0 million commitment is maintained by four lenders. HVB, Chevy Chase Bank, Sovereign Bank and Royal Bank of Canada maintain $50.0 million, $10.0 million, $15.0 million, and $25.0 million commitments, respectively. Advances under this credit facility bear interest at LIBOR plus 2.00%, the prime rate plus 0.50% or the Federal Funds rate plus 2.25%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, minimum cash net operating income and a minimum ratio of earnings before interest and taxes to interest expense. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. The maturity date of this facility is June 4, 2008. As of December 31, 2007, we had $30.5 million outstanding under this credit facility. See “—Recent Developments” for further discussion of this facility.

SBIC Leverage.    On December 13, 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capita I, LP has received a license from the United States Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958, as amended. The license allows Solutions Capital I to borrow up to $100 million in funds which can be used to provide debt and equity capital to qualifying small businesses. Additionally, we have applied for exemptive relief from the SEC similar to relief that has been granted to other business development companies, to permit us to exclude debt issued by the SBA to Solutions Capital I, LP from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There can be no assurance that we will receive the exemptive relief from the SEC. We intend to seek up to $130.6 million in leverage from the SBA, which is subject to SBA approval. The SBIC debt, once drawn, has an interim rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within six months of funding, and is set to the 10 year treasury rate at the time plus a spread and an annual SBA charge, which taken together currently approximate 175 basis points.

Distributions

We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions to our stockholders of certain net capital gains.

As a business development company that has elected to be treated as a RIC, we generally are required annually to (1) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains that we recognize in order to deduct any distributions made (or deemed made) to our shareholders and (2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) in order to avoid an excise tax.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

The following table summarizes our distributions declared since January 1, 2006:

Date Declared	Record Date	Payment Date	Amount
February 22, 2008	March 12, 2008	April 29, 2008	$0.44
October 25, 2007	November 21, 2007	January 30, 2008	0.44
July 26, 2007	August 23, 2007	October 30, 2007	0.44
April 17, 2007	May 24, 2007	July 30, 2007	0.44
February 15, 2007	March 15, 2007	April 27, 2007	0.44
October 26, 2006	November 22, 2006	January 30, 2007	0.42
July 27, 2006	August 24, 2006	October 30, 2006	0.42
April 27, 2006	May 25, 2006	July 28, 2006	0.42
February 16, 2006	March 16, 2006	April 27, 2006	0.42

Since December 2001, we have declared distributions totaling $11.51 per share. For 2008, we currently estimate that our dividends will be at least $1.76 per share. This estimate takes into consideration our expectations for the performance of our business and estimates of distributable net operating income, net income, capital gains and taxable income for 2008.

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

The table below shows the detail of our taxable distributions for the years ended December 31, 2007 and 2006:

	2007		2006
Ordinary income (a)	$1.52	87.4%	$1.01	60.1%
Long term capital gains (a)	0.22	12.6	—	—
Return of capital (b)	—	—	0.67	39.9

Total reported on tax Form 1099-DIV	$1.74	100.0%	$1.68	100.0%

(a)	Ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and long term capital gains are reported on Form 1099-DIV in various sub-categories which have differing tax treatments to shareholders. Those subcategories have not been shown here.
(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

On a tax basis, distributions to stockholders in 2007 were approximately $92.5 million of ordinary income and $13.3 million of long term capital gains, and in 2006 were approximately $53.0 million of ordinary income and $35.2 million of return of capital.

There are certain differences between the net income reported in our consolidated financial statements and our taxable income. The following table is a reconciliation of GAAP net income to taxable net income for the years ended December 31, 2007 and 2006:

(dollars in thousands)	2007	2006
Net income	$86,636	$100,949
Net gain of subsidiary not consolidated for tax purposes	(12,186)	—
Net change in unrealized depreciation (appreciation) on investments not taxable until realized	34,637	(34,604)
Timing difference related to deductibility of long-term incentive compensation	4,207	2,468
Interest income on nonaccrual loans that is taxable	17,040	3,612
Dividend income accrued for GAAP purposes which is not yet taxable	(49,390)	(23,861)
Distributions from taxable subsidiaries	24,395	2,249
Federal tax expense	1,864	2,661
Other, net	(1,051)	(93)

Taxable income before deductions for distributions	$106,152	$53,381

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

Dividend income on equity investments that have stated accruing dividend rates is recorded on the accrual basis to the extent that such amounts are expected to be collected. Dividend income on common equity investments is recorded when declared and required to be paid.

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

Valuation of Investments

We determine the value of each investment in our portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At December 31, 2007, approximately 95% of our total assets represented investments of which approximately 97% are valued at fair value and approximately 3% are valued at market value based on readily ascertainable public market quotes at December 31, 2007. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

We base the fair value of our investments on the enterprise value of the portfolio companies in which we invest. The enterprise value is the value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value and for any one portfolio company enterprise value is generally described as a range of values from which we derive a single estimate of enterprise value. In determining the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally prepare discounted cash flow models based on our projections of the future free cash flows of the business and industry derived capital costs. We review external events, including private mergers and acquisitions, and include these events in our enterprise valuation process. We also use industry valuation benchmarks and review public market comparables. In certain cases, we retain independent valuation firms to perform valuations or reviews of valuations that are considered as part of the determination of portfolio company value. When an external event such as a purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event may be used to corroborate our estimate of enterprise value.

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

We also retain independent valuation firms to perform independent valuations of certain of our portfolio companies and perform reviews of our fair value determinations. The independent valuations and reviews are considered by our Board of Directors in its determination of the fair value of our portfolio companies. We intend to continue to utilize independent valuations firms to obtain additional support in the valuation process each quarter.

Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the average of the prevailing bid and ask price on the date of the relevant period end. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

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

Securitization Transactions

Periodically, we transfer pools of loans to bankruptcy remote, special purpose entities for use in securitization transactions. These transfers of loans are treated as secured borrowing financing arrangements in accordance with FASB SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. These on-balance sheet securitization transactions comprise a significant source of our overall funding, with the total face amount of the assets assumed by our consolidated bankruptcy remote special purpose entities equaling $827.5 million at December 31, 2007 and $677.4 million at December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently analyzing the effect of adoption of this statement on our consolidated financial position, including our net asset value, and results of operations. We will adopt this statement on a prospective basis effective January 1, 2008. Adoption of this statement could have a material effect on our consolidated financial statements, including our net asset value. However, the actual impact on our consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” Among other requirements, SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of FAS No. 159 on our financial position and results of operations.

Recent Developments

On January 8, 2008, we amended our Revolving Credit Facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). Pursuant to this amendment, the aggregate revolving commitment amount under this credit facility was increased from $100.0 million to $130.0 million, and an additional lender was added to this facility. Chevy Chase Bank increased its commitment from $10.0 million to $15.0 million. HVB, Sovereign Bank and Royal Bank of Canada maintained their $50.0 million, $15.0 million and $25.0 million commitments, respectively. The additional $25.0 million was committed by SunTrust Bank.

On February 12, 2008, we entered into the second amendment to our Commercial Loan Trust 2006-2 warehouse credit facility with Merrill Lynch Capital Corp. Pursuant to the amendment, the maturity date for the facility was extended from February 29, 2008 through August 31, 2008. In addition, the amendment provides for the reduction of the outstanding amount under the facility, with not more than $82.5 million outstanding on April 21, 2008, not more than $55 million outstanding on May 31, 2008, and not more than $27.5 million outstanding on July 21, 2008, with the balance due on August 31, 2008. After February 29, 2008, the advance rate under the facility is reduced from 75% to 70% for non-senior loans but remains at 75% for senior loans, and the interest rate for advances increases from LIBOR plus 0.75% to LIBOR plus 1.5%. Additionally, we paid a modification fee of $250,000 to Merrill Lynch Capital Corp.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. The Company and other commercial finance companies have historically utilized the collateralized loan obligation (“CLO”) market to finance some of their investment activities. Due to the current dislocation of the CLO market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector will have to access alternative debt markets in order to grow. The debt capital that will be available will most likely be at a higher cost, and terms and conditions may be less favorable. This may result in slowing our origination activity during the early part of 2008.

In the event that the United States economy enters into an extended downturn or a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall broad deterioration in our portfolio at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of December 31, 2007, approximately 63% of our loan portfolio, at fair value, bears interest at a spread to LIBOR or prime rate, and 37% at a fixed rate. As of December 31, 2007, approximately 28% of our loan portfolio, at fair value, has LIBOR floors between 1.50% and 3.00% on the LIBOR base index.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. At December 31, 2007, we were not a party to any hedging arrangements. Certain of our interest bearing investments contain LIBOR floors between 1.50% and 3.00% on the LIBOR base index to minimize our exposure to significant decreases in interest rates.

The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
(dollars in millions)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$42.6	$—	$31.0	$—
Money Market Rate	3.2	—	2.6	—
Prime Rate	9.2	—	0.4	—
30-Day LIBOR	34.9	—	14.5	—
60-Day LIBOR	0.7	—	0.8	—
90-Day LIBOR	591.3	554.5	522.0	388.0
180-Day LIBOR	15.1	—	42.6	—
9 month LIBOR	—	—	1.3	—
Commercial Paper	—	121.5	—	83.9
Fixed Rate	401.3	75.0	334.8	50.0

Total	$1,098.3	$751.0	$950.0	$521.9

Based on our December 31, 2007 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure:

(dollars in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
(300)	$(19.8)	$(20.3)	$0.5
(200)	(13.9)	(13.5)	(0.4)
(100)	(7.0)	(6.8)	(0.2)
100	7.0	6.8	0.2
200	13.9	13.5	0.4
300	20.9	20.3	0.6

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MCG Capital Corporation

We have audited MCG Capital Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MCG Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MCG Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended. Our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MCG Capital Corporation

We have audited the accompanying consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended and the financial highlights for each of the five years in the period then ended. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2007, by correspondence with the custodians. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2007, the consolidated results of its operations, its cash flows, and changes in its net assets for each of the three years in the period then ended and the financial highlights for each of the five years in the period then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MCG Capital Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2008

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$23,297	$21,691
Cash, securitization accounts	37,003	15,931
Cash, restricted	4,010	2,587
Investments at fair value
Non-affiliate investments (cost of $681,086 and $595,885, respectively)	712,828	621,582
Affiliate investments (cost of $71,335 and $105,553, respectively)	78,420	109,890
Control investments (cost of $822,787 and $541,267, respectively)	764,649	526,140

Total investments (cost of $1,575,208 and $1,242,705, respectively)	1,555,897	1,257,612
Unearned income on commercial loans	(10,903)	(9,539)

Total investments net of unearned income	1,544,994	1,248,073
Interest receivable	11,272	10,451
Other assets	17,005	20,535

Total assets	$1,637,581	$1,319,268

Liabilities
Borrowings (maturing within one year of $166,922 and $84,040, respectively)	$751,035	$521,883
Interest payable	6,599	5,198
Dividends payable	28,858	24,652
Other liabilities	16,400	14,398

Total liabilities	802,892	566,131

Stockholders’ Equity
Preferred stock, par value $.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $.01, authorized 200,000 shares on December 31, 2007 and 2006, 65,587 issued and outstanding on December 31, 2007 and 58,694 issued and outstanding on December 31, 2006	656	587
Paid-in capital	933,274	828,795
Undistributed (distributions in excess of) earnings:
Paid-in capital	(84,070)	(78,072)
Other	4,704	(12,365)
Net unrealized appreciation (depreciation) on investments	(19,311)	14,907
Stockholder loans	(564)	(715)

Total stockholders’ equity	834,689	753,137

Total liabilities and stockholders’ equity	$1,637,581	$1,319,268

Net asset value per common share at period end	$12.73	$12.83

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$82,229	$80,846	$68,821
Affiliate investments (5% to 25% owned)	13,453	10,368	6,684
Control investments (more than 25% owned)	81,187	47,631	30,761

Total interest and dividend income	176,869	138,845	106,266
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	4,819	7,257	12,182
Affiliate investments (5% to 25% owned)	107	1,901	135
Control investments (more than 25% owned)	5,324	6,390	962

Total advisory fees and other income	10,250	15,548	13,279

Total revenue	187,119	154,393	119,545

Operating expenses
Interest expense	43,119	36,240	23,100
Employee compensation:
Salaries and benefits	21,800	21,318	21,433
Amortization of employee restricted stock awards	9,024	3,470	4,421

Total employee compensation	30,824	24,788	25,854
General and administrative expense	11,258	9,721	10,076

Total operating expenses	85,201	70,749	59,030

Net operating income before investment gains and losses and income tax provision	101,918	83,644	60,515

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	7,037	1,619	5,741
Affiliate investments (5% to 25% owned)	7,522	9	205
Control investments (more than 25% owned)	7,191	(16,215)	3,075

Total net realized gains (losses) on investments	21,750	(14,587)	9,021
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	2,202	13,778	7,155
Affiliate investments (5% to 25% owned)	2,860	4,226	5,413
Control investments (more than 25% owned)	(39,699)	16,600	(13,911)

Total net unrealized (depreciation) appreciation on investments	(34,637)	34,604	(1,343)

Net investment (losses) gains before income tax provision	(12,887)	20,017	7,678
Income tax provision	2,395	2,712	—

Net income	$86,636	$100,949	$68,193

Earnings per common share basic and diluted	$1.41	$1.86	$1.42
Cash distributions declared per common share	$1.76	$1.68	$1.68
Weighted average common shares outstanding	61,310	54,227	48,109
Weighted average common shares outstanding and dilutive common stock equivalents	61,319	54,264	48,131

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Operations:
Net operating income before investment gains and losses and income tax provision	$101,918	$83,644	$60,515
Net realized gains (losses) on investments	21,750	(14,587)	9,021
Net unrealized (depreciation) appreciation of investments	(34,637)	34,604	(1,343)
Income tax provision	(2,395)	(2,712)	—

Net increase in net assets resulting from operations	86,636	100,949	68,193
Shareholder distributions:
Distributions from net investment income	(103,785)	(51,926)	(59,519)
Distributions in excess of net investment income (accumulated distributions in excess of net investment income and capital gains for the years ended December 31, 2007, 2006 and 2005 were, $84,070, $78,072, and $39,219 respectively)	(5,998)	(38,853)	(19,242)

Net decrease in net assets resulting from shareholder distributions	(109,783)	(90,779)	(78,761)
Capital share transactions:
Issuance of common stock	95,350	70,429	117,142
Repayment of stockholder loans	151	2,909	879
Amortization of non-employee director restricted stock awards	174	72	—
Amortization of employee restricted stock awards	9,024	3,470	4,421

Net increase in net assets resulting from capital share transactions	104,699	76,880	122,442

Total increase in net assets	81,552	87,050	111,874
Net assets at beginning of period	753,137	666,087	554,213

Net assets at end of period	$834,689	$753,137	$666,087

Net asset value per common share	$12.73	$12.83	$12.48

Common shares outstanding at end of period	65,587	58,694	53,372

See notes to consolidated financial statements.

MCG Capital Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$86,636	$100,949	$68,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	425	316	756
Amortization of non-employee director restricted stock awards	174	72	—
Amortization of employee restricted stock awards	9,024	3,470	4,421
Amortization of deferred debt issuance costs	1,478	4,122	3,646
Net realized (gains) losses on investments	(21,750)	14,587	(9,021)
Net change in unrealized depreciation (appreciation) on investments	34,637	(34,604)	1,343
(Increase) decrease in cash—securitization accounts from interest collections	(15,226)	2,650	(943)
Increase in cash, restricted for regulatory purposes	(1,437)	—	—
Increase in interest receivable	(3,565)	(6,993)	(5,674)
Increase in accrued payment-in-kind interest and dividends	(46,415)	(22,128)	(13,936)
Increase (decrease) in unearned income	1,364	(70)	(3,730)
Decrease in other assets	6,285	1,722	2
Increase (decrease) in interest payable	1,401	(706)	2,979
Increase in other liabilities	1,842	6,546	2,584

Net cash provided by operating activities	54,873	69,933	50,620

Investing activities
Originations, draws and advances on loans	(489,440)	(410,874)	(465,232)
Principal payments on loans	297,402	373,923	274,743
Purchase of equity investments	(115,742)	(80,984)	(31,664)
Proceeds from sales of equity investments	45,586	2,683	24,956
Purchase of premises, equipment and software	(2,878)	(677)	(258)

Net cash used in investing activities	(265,072)	(115,929)	(197,455)

Financing activities
Net proceeds from borrowings	229,152	15,355	82,866
(Increase) decrease in cash—securitization accounts for paydown of principal on debt	(5,846)	28,933	(10,839)
Payment of financing costs	(1,165)	(7,342)	(1,378)
Distributions paid	(105,837)	(88,223)	(78,941)
Issuance of common stock, net of costs	95,350	70,429	117,142
Repayment of stockholder loans	151	2,909	879

Net cash provided by financing activities	211,805	22,061	109,729

Increase (decrease) in cash and cash equivalents	1,606	(23,935)	(37,106)
Cash and cash equivalents at beginning of period	21,691	45,626	82,732

Cash and cash equivalents at end of period	$23,297	$21,691	$45,626

Supplemental disclosures
Interest paid	$40,240	$32,824	$16,475
Income taxes paid	4,258	298	—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Majority-owned (5):
Avenue Broadband LLC (2)	Cable	Subordinated Debt (14.0%, Due 3/14) (1)	$13,050	$13,050	$13,050
		Preferred Units (10.0%, 17,100 units)		17,236	17,236
		Warrants to purchase Class B Common Stock
Broadview Networks Holdings, Inc.	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares) Series A-1 Preferred Stock (12.0%, 100,702 shares)		78,267 73,206	87,986 101,551
		Class A Common Stock (4,698,987 shares)		—	—
Central Sun Media, Inc. (6)	Real Estate Investments	Class A Common Stock (93 shares) Class B Common Stock (300 shares)		— —	75 —
Chesapeake Tower Holdings, LLC	Communications- Other	Senior Debt (10.8%, Due 5/10) Preferred LLC Interest (8.0%, 3,139 units)	400	400 3,139	400 3,139
		Class A Common LLC Interest (4,000 units)		—	—
Cleartel Communications, Inc. (2) (6) (16)	Communications- CLEC	Subordinated Debt (13.3%, Due 5/08-3/11)	28,255	27,534	26,231
		Series B Preferred Stock (8.0%, 57,862 shares)		50,613	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($6,030)
Coastal Sunbelt, LLC (2)	Food Services	Senior Debt (9.3%, Due 1/12-7/12) (1)	16,100	16,100	16,100
		Subordinated Debt (14.8%, Due 1/13) (1)	14,996	14,996	14,996
		Preferred LLC Interest (12.0%, 123,250 units)		13,030	18,220
		Warrants to purchase Class B Common Stock		—	—
GMC Television Broadcasting, LLC (2)	Broadcasting	Senior Debt (10.2%, Due 4/12-6/12) (1)	19,624	19,624	19,624
		Subordinated Debt (14.0%, Due 6/13) (1)	8,000	8,000	8,000
		Class B Voting Units (8.0%, 86,700 units)		9,071	10,027
Intran Media, LLC	Other Media	Senior Debt (9.6%, Due 12/11) (1)	12,000	12,000	12,000
		Preferred Units (10.0%, 86,000 units)		9,095	8,260
JetBroadband Holdings, LLC (2) (12)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	24,143	24,143	24,143
		Preferred Units (10.0%, 133,204 units)		18,471	21,816
Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13) (1)	26,647	26,647	26,647
		Preferred LLC Interest (8.0%, 301,595 units)		33,365	36,535
JUPR Holdings, Inc. (2) (10)	Information Services	Senior Debt (11.8%, Due 3/10) (1)	2,039	2,039	2,039
		Series A Preferred Stock (10.0%, 100,000 shares)		11,908	12,908
		Common Stock (770,000 shares)		—	3,244
		Standby Letter of Credit ($175)
		Guaranty ($1,089)
LMS Intellibound Investors, LLC (2)	Logistics	Senior Debt (8.9%, Due 5/12-8/12) (1)	23,661	23,661	23,661
		Subordinated Debt (15.0%, Due 11/12) (1)	17,130	17,130	17,130
		Preferred Units (12.0%, 19,650 units)		21,227	29,578
		Warrants to purchase Class B Common Stock		—	—
MTP Holding, LLC (6) (13)	Communications- Other	Common LLC Interest (79,171 units)		55	770

Orbitel Holdings, LLC (2)	Cable	Senior Debt (10.9%, Due 3/12) (1)	15,750	15,750	15,750
		Preferred LLC Interest (10.0%, 120,000 units)		13,069	13,526
		Standby Letter of Credit ($117)
RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt (9.6%, Due 12/10) (1)	7,000	7,000	7,000
		Subordinated Debt (15.0%, Due 12/11) (1)	9,542	9,542	9,542
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	8,175
Superior Industries Investors, LLC (2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13) (1)	17,671	17,671	17,671
		Preferred LLC Units (8.0%, 125,400 units)		13,866	29,429
TNR Entertainment Corp. (2) (6) (14)	Entertainment	Senior Debt (13.1%, Due 9/09)	16,076	15,325	15,325
		Subordinated Debt (16.0%, Due 9/09)	12,998	12,436	12,436
		Series A Preferred Stock (12.5%, 351,563 shares)		9,000	3,173
		Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 9/17)		—	—
Total Sleep Holdings, Inc. (2) (11)	Healthcare	Subordinated Debt (15.0%, Due 9/11)	28,388	25,659	25,659
		Unsecured Note (0.0%, Due 6/11)	375	375	375
		Series A Preferred Stock (10.0%, 3,700 shares)		3,700	224
		Common Stock (2,592,920 shares)		1,000	—
Working Mother Media, Inc. (6)	Publishing	Senior Debt (8.5%, Due 12/08)	15,779	11,679	11,679
		Class A Preferred Stock (13.0%, 12,497 shares)		12,497	4,185
		Class B Preferred Stock (13.0%, 1 share)		1	—
		Class C Preferred Stock (13.0%, 1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($119)
Total Control Investments: Majority-owned (represents 46.9% of total investments at fair value)				785,827	729,515

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2007

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Control Investments: Non-majority owned (4):
Crystal Media Network, LLC (6) (7)	Broadcasting	LLC Interest		$3,060	$2,641
National Product Services, Inc. (2)	Business Services	Senior Debt (12.8%, Due 6/09)	$13,153	7,347	13,153
		Subordinated Debt (16.0%, Due 6/09)	13,622	11,782	4,857
		Common Stock (995,428 shares)		—	—
PremierGarage Holdings, LLC (2)	Home Furnishings	Senior Debt (9.7%, Due 6/10-12/10) (1)	9,800	9,800	9,800
		Preferred LLC Units (8.0%, 445 units)		4,971	4,683
		Common LLC Units (356 units)		—	—
Total Control Investments: Non-majority-owned (represents 2.3% of total investments at fair value)				36,960	35,134
Total Control Investments: (represents 49.2% of total investments at fair value)				822,787	764,649
Affiliate Investments (3):
Advanced Sleep Concepts, Inc. (2)	Home Furnishings	Senior Debt (13.2%, Due 10/11) (1)	6,825	6,825	6,825
		Subordinated Debt (16.0%, Due 04/12) (1)	4,727	4,727	4,727
		Common Stock (423 shares)		525	299
		Warrants to purchase Common Stock (expire 10/16)		348	198
Cherry Hill Holdings, Inc. (2)	Entertainment	Senior Debt (13.0%, Due 8/11) (1)	11,282	11,282	11,282
		Series A Preferred Stock (10.0%, 750 shares)		850	850
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.4%, Due 7/11-9/11) (1)	13,100	13,100	13,100
		Subordinated Debt (14.0%, Due 12/11) (1)	6,717	6,717	6,717
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		—	5,409
		Warrants to purchase Common Stock (expire 5/15)		67	1,850
Sunshine Media Delaware, LLC (2) (6)	Publishing	Class A LLC Interest (8.0%, 563,808 units)		564	592
		Common Stock (145 shares)		581	610
		Option to acquire Warrants to purchase		—	—
		Class B LLC Interest (expire 5/14)
Velocity Technology Enterprises, Inc. (2)	Business Services	Senior Debt (9.0%, Due 12/12) (1)	21,764	21,764	21,764
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500
XFone, Inc. (6)	Communications-Other	Common Stock (868,946 shares)		2,485	2,697
		Warrants to purchase Common Stock (expire 3/11)		—	—
Total Affiliate Investments (represents 5.0% of total investments at fair value)				71,335	78,420

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2007

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, Inc. (2)(9)	Consumer Products	Senior Debt (9.4%, Due 6/12) (1) Subordinated Debt (14.0%, Due 9/12) (1)	$21,750 13,135	$21,750 13,135	$21,750 13,135
		Class A-1 Common Stock (3,056 shares)		3,056	3,056
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	526
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (11.3%, Due 12/12) (1)	7,780	7,780	7,780
		Subordinated Debt (11.7%, Due 12/12) (1)	2,233	2,233	2,233
		Warrants to purchase Common Stock (expire 11/15)		—	139
Amerifit Nutrition, Inc. (2)	Healthcare	Senior Debt (11.3%, Due 3/10) (1)	4,644	4,644	4,644
B & H Education, Inc. (2)	Education	Senior Debt (9.3%, Due 3/10) (1)	2,824	2,824	2,824
		Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,330	2,330
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (14.9%, Due 3/10) (1)	10,239	10,239	10,239
CEI Holdings Inc.	Cosmetics	Senior Debt (7.5%, Due 3/14) (1)	4,933	4,933	4,440
Cervalis LLC	Business Services	Senior Debt (8.6%, Due 3/12) (1)	15,000	15,000	15,000
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,061	2,061	2,061
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,237	2,353
		Warrants to purchase Class B Common Stock		—	—
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.8%, Due 2/11) (1)	11,138	11,138	11,138
Construction Trailer Specialist, Inc. (2)	Auto Parts	Senior Debt (10.4%, Due 7/12) (1) Subordinated Debt (15.0%, Due 1/13) (1)	7,059 5,104	7,059 5,104	7,059 5,104
Country Road Communications LLC (2)	Communications-Other	Subordinated Debt (12.6%, Due 7/13) (1)	13,000	13,000	13,000
Crescent Publishing Company, LLC (2)	Newspaper	Senior Debt (14.7%, Due 6/09) (1)	7,679	7,679	7,679
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (11.9%, Due 12/13) (1)	20,000	20,000	20,000
CWP/RMK Acquisition Corp. (2)	Home Furnishings	Senior Debt (10.7%, Due 6/11) (1)	6,189	6,189	6,189
		Subordinated Debt (15.2%, Due 12/12) (1)	11,928	11,928	11,928
		Common Stock (500 shares)		500	6
Cyrus Networks, LLC	Business Services	Senior Debt (9.3%, Due 7/13) (1) Subordinated Debt (12.1%, Due 1/14) (1)	4,183 4,601	4,183 4,601	4,183 4,601
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (9.9%, Due 6/11) (1)	21,500	21,500	21,500
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		408	440
The e-Media Club I, LLC (6)	Investment Fund	LLC Interest (74 units)		88	20
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.5%, Due 5/12) (1)	5,563	5,563	5,563
		Subordinated Debt (14.5%, Due 6/12) (1)	5,058	5,058	5,058
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (11.8%, Due 9/10) (1)	4,640	4,640	4,640
		Subordinated Debt (16.0%, Due 3/11) (1)	9,063	9,063	9,063
Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (14.2%, Due 12/12) (1)	3,000	3,000	2,025
G&L Investment Holdings,	Insurance	Subordinated Debt (12.6%, Due 5/14) (1)	17,500	17,500	17,500
LLC (2)		Series A Preferred Shares (14.0%, 5,000,000 shares)		5,061	5,061
.		Class C Shares (621,907 shares)		622	622

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2007

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)		$3,575	$2,756
GoldenSource Holdings Inc. (6)	Technology	Warrants to purchase Class A Common Stock (expire 10/08)		—	—
GSDM Holdings, LLC (2)	Healthcare	Senior Debt (9.9%, Due 2/13) (1)	$9,000	9,000	9,000
		Subordinated Debt (14.0%, Due 8/13)	7,652	7,652	7,652
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	4,397
Home Interiors & Gifts, Inc. (6)	Home Furnishings	Senior Debt (10.3%, Due 3/11)	4,141	4,029	2,186
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		6,925	6,925
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		421	26,044
Jupitermedia Corporation (6)	Information Services	Common Stock (148,373 shares)		2,114	567
Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (12.3%, Due 8/13) (1)	3,000	3,000	3,000
Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (14.7%, Due 12/11) (1)	2,058	2,058	1,790
The Matrixx Group, Incorporated (2)	Plastic Products	Subordinated Debt (13.8%, Due 9/13) (1)	16,266	16,266	16,266
Maverick Healthcare	Healthcare	Subordinated Debt (13.5%, Due 4/14) (1)	12,500	12,500	12,500
Equity, LLC		Preferred Units (10.0%, 1,250,000 units)		1,269	1,269
		Class A Common Units (1,250,000 units)		—	—
MCI Holdings LLC (2)	Healthcare	Subordinated Debt (12.7%, Due 4/13) (1)	30,606	30,606	30,606
		Class A LLC Interest (4,712,042 units)		3,000	3,752
Metropolitan Telecommunications	Communications-CLEC	Senior Debt (12.0%, Due 6/10-9/10) (1)	18,388	18,388	18,388
		Subordinated Debt (15.8%, Due 12/10) (1)	10,929	10,929	10,929
Holding Company (2)		Warrants to purchase Common Stock (expire 9/13)		1,843	9,863
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.4%, Due 3/10-9/10) (1)	10,940	10,940	10,940
		Subordinated Debt (14.5%, Due 3/11) (1)	9,115	9,115	9,115
Micro Dental Laboratories (2)	Healthcare	Subordinated Debt (15.0%, Due 1/08) (1)	12,567	12,567	12,567

Miles Media Group, LLC (2)	Publishing	Senior Debt (11.6%, Due 6/13) (1)	19,374	19,374	19,374
NDSSI Holdings, LLC (2) (15)	Electronics	Senior Debt (10.1%, Due 12/10-12/11) (1)	19,897	19,897	19,897
		Subordinated Debt (15.0%, Due 12/12) (1)	19,957	19,957	19,957
		Class A Common LLC Interest (1,000,000 units)		333	965
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—
New England Precision	Industrial Products	Senior Debt (11.7%, Due 10/13) (1)	26,000	26,000	26,000
Grinding Holdings, LLC		Common Units (1,000,000 units)		1,000	1,000
PartMiner, Inc. (2)	Information Services	Senior Debt (11.8%, Due 6/09) (1)	2,343	2,343	2,343
Philadelphia Newspapers, LLC	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14) (1)	5,041	5,041	5,041

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2007

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Powercom Corporation (2)	Communications-CLEC	Senior Debt (10.0%, Due 2/10)	$1,878	$1,878	$1,878
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (10.8%, Due 5/11) (1)	15,500	15,500	15,500
		Subordinated Debt (15.0%, Due 12/11) (1)	18,032	18,032	18,032
		Preferred LLC Interest (1,000,000 units)		484	1,279
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (14.0%, Due 2/12) (1)	30,389	30,389	30,389
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	275
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (10.9%, Due 8/12) (1)	25,450	25,450	25,450
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (11.8%, Due 12/13) (1)	6,000	6,000	6,000
Teleguam Holdings, LLC (2)	Communications-Other	Subordinated Debt (12.5%, Due 10/12) (1)	20,000	20,000	20,000
ValuePage, Inc. (6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,187	1,060	50
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (13.5%, Due 3/09) (1)	11,280	10,995	10,995
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)	1,554	1,302	882
Wiesner Publishing Company, LLC	Publishing	Warrants to purchase LLC Units (expire 6/12)		406	3,740
Wireco Worldgroup Inc. (17)	Industrial Equipment	Senior Debt (7.1%, Due 2/14) (1)	3,970	3,970	3,871
Xpressdocs Holdings, Inc. (2)	Business Services	Senior Debt (8.7%, Due 7/11-12/11) (1)	16,105	16,105	16,105
		Subordinated Debt (14.0%, Due 7/12) (1)	6,230	6,230	6,230
		Series A Preferred Stock (161,870 shares)		500	487
Total Non-Affiliate Investments (represents 45.8% of total investments at fair value)				681,086	712,828
Total Investments				1,575,208	1,555,897
Unearned Income				(10,903)	(10,903)

Total Investments Net of Unearned Income				$1,564,305	$1,544,994

Put/Call Options Granted or Written
Crystal Media Network, LLC (6) (7)	Broadcasting	Call options written		$—	$419
Total Sleep Holdings, Inc. (2) (6) (11)	Healthcare	Put option granted		1,000	1,000
Total Put/Call Options Granted or Written				$1,000	$1,419

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

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2006

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (12.1%, Due 12/12) (1)	$7,998	$7,998	$7,998
		Subordinated Debt (12.1%, Due 12/12) (1)	2,096	2,096	2,096
		Warrants to purchase Common Stock (expire 11/30/15)		—	—
Amerifit Nutrition, Inc. (2)	Healthcare	Senior Debt (12.0%, Due 3/10) (1)	5,569	5,569	5,569
B & H Education, Inc. (2)	Education	Senior Debt (10.4%, Due 3/10) (1)	4,000	4,000	4,000
		Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,188	1,540
Badoud Enterprises, Inc. (2)	Newspaper	Senior Debt (10.4%, Due 9/11) (1)	4,799	4,799	4,799
BLI Holdings, Inc. (2)	Drugs	Subordinated Debt (13.1%, Due 3/10) (1)	10,000	10,000	10,000
Builders FirstSource, Inc.	Building & Development	Senior Debt (7.9%, Due 8/11) (1)	886	886	873
Cambridge Information Group, Inc. (2)	Information Services	Subordinated Debt (12.9%, Due 11/11) (1)	8,500	8,500	8,500
CEI Holdings Inc.	Cosmetics	Subordinated Debt (13.1%, Due 12/11) (1)	4,755	4,755	4,755
Communications & Power Industries, Inc.	Aerospace & Defense	Senior Debt (7.6%, Due 7/10) (1)	741	741	744
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (12.4%, Due 2/11) (1)	8,068	8,068	8,068
Community Media Group, Inc. (2)	Newspaper	Senior Debt (9.9%, Due 9/10) (1)	19,730	19,730	19,730
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Subordinated Unsecured Debt (14.0%, Due 7/12) (1)	7,206	7,206	7,206
Country Road Communications LLC (2)	Communications-Other	Subordinated Debt (13.3%, Due 7/13) (1)	13,000	13,000	13,000
Creative Loafing, Inc. (2)	Newspaper	Senior Debt (12.0%, Due 6/10) (1)	18,275	18,275	18,275
Crescent Publishing Company, LLC (2)	Newspaper	Senior Debt (15.1%, Due 6/09-6/10) (1)	7,503	7,503	7,503
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.4%, Due 12/13)	20,000	20,000	20,000
CWP/RMK Acquisition Corp.	Home Furnishings	Senior Debt (8.9%, Due 6/11) (1)	6,250	6,250	6,250
		Subordinated Debt (13.4%, Due 12/12) (1)	11,750	11,750	11,750
		Common Stock (500 shares)		500	500
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (12.5%, Due 6/11) (1)	16,000	16,000	16,000
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		408	609
D&B Towers, LLC	Communications-Other	Senior Debt (15.4%, Due 6/08) (1)	5,412	5,412	5,062
dick clark productions, inc. (2)(6)	Broadcasting	Common Stock (235,714 shares)		210	510
		Warrants to purchase Common Stock (expire 7/25/11)		858	5,049
The e-Media Club I, LLC (6)	Investment Fund	LLC Interest (74 units)		88	34
EAS Group, Inc.	Technology	Subordinated Unsecured Debt (16.0%, Due 4/11) (1)	11,529	11,529	11,529
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.9%, Due 5/12) (1) Subordinated Debt (14.5%, Due 6/12) (1)	7,959 5,116	7,959 5,116	7,959 5,116
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (12.4%, Due 9/10) (1)	4,640	4,640	4,640
		Subordinated Debt (15.8%, Due 3/11) (1)	9,674	9,674	9,674
Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (13.5%, Due 12/12) (1)	3,000	3,000	2,955
GoldenSource Holdings Inc. (6)	Technology	Warrants to purchase Class A Common Stock (expire 10/31/08)		—	—
Home Interiors & Gifts, Inc.	Home Furnishings	Senior Debt (10.4%, Due 3/11)	4,492	4,492	3,308

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

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2006

(in thousands, except share data)

Portfolio Company	Industry	Investment (8)	Principal	Cost	Fair Value
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (12.4%, Due 11/13)	$6,000	$6,000	$6,000
Switch & Data Holdings, Inc.	Business Services	Subordinated Debt (12.6%, Due 4/11) (1)	12,000	12,000	12,000
Team Express, Inc. (2)	Retail	Subordinated Debt (15.0%, Due 6/11) (1)	7,327	7,327	7,327
Teleguam Holdings, LLC (2)	Communications- Other	Subordinated Debt (12.4%, Due 10/12) (1)	20,000	20,000	20,000
Total Sleep Holdings, Inc. (2)(6)(11)	Healthcare	Subordinated Debt (16.0%, Due 9/11) (1)	23,179	23,005	19,034
ValuePage, Inc. (6)	Communications- Other	Senior Debt (12.8%, Due 6/08)	1,146	1,095	1,095
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (13.6%, Due 12/07-6/10) (1)	11,054	11,000	11,000
		Convertible Preferred Subordinated Notes (12.4%, Due 6/15-10/16 )	1,317	1,244	677
Wicks Business Information, LLC	Publishing	Unsecured Note (10.3%, Due 2/08)	237	237	237
Wiesner Publishing Company, LLC	Publishing	Warrants to purchase LLC Units (expire 6/12)		406	3,339
Wire Rope Corporation of America, Inc. (17)	Industrial Equipment	Senior Debt (13.1%, Due 6/11) (1)	6,000	6,000	6,120
WirelessLines II, Inc.	Communications- Other	Senior Debt (8.0%, Due 4/07)	129	129	129
Xpressdocs Holdings, Inc. (2)	Business Services	Senior Debt (9.3%, Due 7/11) (1)	17,255	17,255	17,255
		Subordinated Debt (14.0%, Due 7/12) (1)	6,075	6,075	6,075
		Series A Preferred Stock (161,870 shares)		500	500
Total Non-Affiliate Investments (represents 49.4% of total investments at fair value)				595,885	621,582
Total Investments				1,242,705	1,257,612
Unearned Income				(9,539)	(9,539)
Total Investments Net of Unearned Income				$1,233,166	$1,248,073

Call Options Written
Crystal Media Network, LLC (6)(7)	Broadcasting	Call options written		$—	$—
Total Call Options Written				$—	$—

See notes to consolidated financial statements

MCG Capital Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2007 and 2006

(in thousands, except share data)

(1)	Some or all of this security has been pledged as collateral in one or more of MCG’s credit facilities. See Note 3 to the Consolidated Financial Statements.
(2)	Some of the securities listed are issued by one or more affiliates of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.
(4)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% of the voting securities of the company. MCG defines non-majority owned control investments as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.
(5)	MCG defines majority owned control investments as companies in which MCG owns more than 50% of the voting securities of the company.
(6)	Non-income producing at the relevant period end.
(7)	In August 2006, MCG sold 50.1% of its equity in Crystal Media Network, LLC (“Crystal Media”). As part of the transaction, MCG also issued a written call option to the buyer on up to an additional 10% ownership interest in Crystal Media for $110. The option expires January 31, 2008. This call option is included in other liabilities at fair value on MCG’s consolidated balance sheets.
(8)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates. Rates on preferred stock and preferred LLC interests, where applicable, represent the contractual rate.
(9)	During the first quarter of 2007, NYL Brands Holdings, Inc. changed its name to Active Brands International, Inc. During the second quarter of 2007, MCG converted its 1,500 Class A shares to non-voting Class A-1 shares. As a result, Active Brands has been classified as a non-affiliate investment since June 30, 2007.
(10)	During the second quarter of 2007, JupiterKagan, Inc. changed its name to JUPR Holdings, Inc.
(11)	MCG acquired 61% of Total Sleep Holdings, Inc. common stock during the second quarter of 2007 which resulted in it being classified as a majority owned control investment since June 30, 2007. In connection with this transaction, MCG granted a put option to a private equity firm to put an additional 34% of the common stock of Total Sleep Holdings, Inc. to MCG for a price of $1,000. This put option expires April 30, 2009 if not exercised prior to that date. This put option is outstanding at December 31, 2007 and is included in other liabilities at fair value on MCG’s consolidated balance sheets.
(12)	Helicon Cable Holdings, LLC refinanced and paid off its senior and subordinated secured debt during the third quarter of 2007, at which time a new unsecured facility to the operating company and a new unsecured facility to the holding company were funded. JetBroadband Holdings, LLC replaced Helicon Cable Holdings, LLC as the parent entity of the portfolio company in connection with a concurrent restructuring of the equity.
(13)	MCG’s investment in MTP Holdings, LLC was previously listed as an investment in Midwest Tower Partners, LLC. Midwest Tower Partners, LLC is a subsidiary of MTP Holdings, LLC.
(14)	During the third quarter of 2007, all of the existing preferred stock and preferred stock warrants of TNR Entertainment Corp. (“TNR”) were converted to common stock and common stock warrants. In addition, MCG purchased shares of TNR’s voting preferred stock constituting a majority of the outstanding voting securities of TNR. As a result, TNR has been classified as a majority control investment since September 30, 2007.
(15)	During the third quarter of 2007, National Display Holdings, LLC changed its name to NDSSI Holdings, LLC.
(16)	On December 31, 2007, MCG received 744,777 shares of common stock of Cleartel Communications, Inc.(“Cleartel”) in exchange for, and in cancellation of, $74,478 of debt owed by Cleartel to MCG under its existing credit facilities.
(17)	During the fourth quarter of 2007, Wire Rope Corporation of America, Inc. changed its name to WireCo WorldGroup Inc.

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

The Company formed a subsidiary, Solutions Capital I, LP, which received a license in 2007 from the United States Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958, as amended. In connection with the formation of Solutions Capital I, LP, the Company organized another wholly owned subsidiary, Solutions Capital GP, LLC, as a Delaware limited liability company. Solutions Capital GP, LLC will act as the general partner of Solutions Capital I, LP, while the Company will be the sole limited partner.

The Company also uses wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold the assets of one or more of its portfolio companies. Some of these subsidiaries have wholly owned subsidiaries, all of which are Delaware corporations, that hold the assets of certain of the Company’s portfolio companies.

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

Summary of Significant Accounting Policies

Income Recognition

Interest and dividend income

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When a loan becomes more than 90 days past due, or if MCG otherwise does not expect the customer to be able to service its debt and other obligations, MCG will, as a general matter, place the loan on non-accrual status and

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, MCG may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Dividend income on equity investments that have stated accruing dividend rates is recorded on the accrual basis to the extent that such amounts are expected to be collected. Dividend income on common equity investments is recorded when declared and required to be paid.

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

Other income

Advisory fees and other income is related to advisory and management services, equity structuring fees, prepayment fees, research revenues, bank interest, and other fees. The Company charges fees for advisory or management services that it provides to its portfolio companies. These fees are charged at market rates as documented in an agreement between the Company and the portfolio company that outlines the services and the fees to which both parties have agreed. Advisory and management services fees are recognized when earned. Equity structuring fees are recognized as earned, which is generally when the investment transaction closes. Prepayment fees are recognized upon receipt.

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

Cash, Restricted

Cash, restricted includes cash that was received in exchange for the sale of an asset that is currently held in escrow and cash that is restricted for regulatory purposes.

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

All investments are carried at fair value with any adjustments recorded in the statement of operations as investment gains (losses)—unrealized. The Company determines the value of each investment in its portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At December 31, 2007, approximately 95% of the Company’s total assets represented investments of which approximately 97% are valued at fair value and approximately 3% are valued at market value based on readily ascertainable public market quotes at December 31, 2007. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

The Company bases the fair value of its investments on the enterprise value of the portfolio companies in which it invests. The enterprise value is the value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value and for any one portfolio company enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In determining the enterprise value of a portfolio company, the Company analyzes the portfolio company’s historical and projected financial results. The Company generally prepares discounted cash flow models based on its projections of the future free cash flows of the business and industry derived capital costs. The Company reviews external events, including private mergers and acquisitions, and includes these events in the enterprise valuation process. The Company also uses industry valuation benchmarks and reviews public market comparables. In certain cases, the Company retains independent valuation firms to perform valuations or reviews of valuations that are considered as part of the determination of portfolio company value. When an external event such as a purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event may be used to corroborate the Company’s estimate of enterprise value.

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

In connection with its process for determining the fair value of its portfolio investments, the Company retains valuation firms to perform independent valuations of certain of its portfolio companies and review certain of its fair value determinations. The independent valuations and reviews are considered by the board of directors in their determination of fair value. The Company intends to continue to utilize independent valuation consultants to obtain additional support in the valuation process each quarter.

Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the average of the prevailing bid and ask price on the date of the relevant period end. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.

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

Income Taxes

The Company currently qualifies as a regulated investment company (a “RIC”) for federal income tax purposes, which generally allows it to avoid paying corporate income taxes on any income or gains that it distributes to its shareholders. The Company has distributed and intends to distribute sufficient dividends to eliminate taxable income. The Company may also be subject to federal excise tax if it does not distribute at least 98% of its investment company taxable income in any calendar year and 98% of its capital gain net income in any calendar year.

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

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

Goodwill

The Company records goodwill in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As of December 31, 2007 and December 31, 2006, the balance of goodwill was $3,851 and is included in other assets on the Consolidated Balance Sheets. In accordance with SFAS No. 142, the Company has tested its intangible assets with indefinite lives for impairment and determined that there were no impairments as of those dates.

Reclassifications

Certain prior period information has been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective as of the last day of the first reporting period beginning after December 15, 2006, which was March 31, 2007.

The Company has conducted a review of all open tax year’s income recognition and expense deduction filing positions and income tax returns filed (federal and state) for determination of any uncertain tax positions that may require recognition of a tax liability. This review encompassed an analysis of all book/tax difference adjustments as well as the timing of income and expense recognition for all tax years still open under the statute of limitations. As a result, the Company has determined that it is more likely than not that each tax position taken on a previously filed return or to be taken on current tax returns will be sustained on examination based on the technical merits of the positions and therefore, no recognition of a tax liability on an uncertain income tax position for FIN No. 48 purposes is anticipated.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the effect of adoption of this statement on its consolidated financial position, including its net asset value, and results of operations. The Company will adopt this statement on a prospective basis, effective January 1 , 2008. Adoption of this statement could have a material effect on MCG’s consolidated financial statements, including its net asset value. However, the actual impact on MCG’s consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments MCG originates, acquires or exits.

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

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

Note 2—Investments

The composition of MCG’s investments as of December 31, 2007 and 2006, at cost, was as follows, excluding unearned income:

	December 31, 2007		December 31, 2006
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Senior secured debt	$482,007	30.6%	$384,490	30.9%
Subordinated debt
Secured	537,553	34.1	506,681	40.8
Unsecured	32,922	2.1	25,233	2.0

Total debt investments	1,052,482	66.8	916,404	73.7

Preferred equity	434,007	27.6	296,942	23.9
Common/Common equivalents equity	88,719	5.6	29,359	2.4

Total equity investments	522,726	33.2	326,301	26.3

Total	$1,575,208	100.0%	$1,242,705	100.0%

The composition of MCG’s investments as of December 31, 2007 and 2006, at fair value, was as follows, excluding unearned income:

	December 31, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt	$484,368	31.1%	$389,721	31.0%
Subordinated debt
Secured	528,082	33.9	494,992	39.3
Unsecured	32,502	2.1	24,666	2.0

Total debt investments	1,044,952	67.1	909,379	72.3

Preferred equity	447,229	28.8	285,150	22.7
Common/Common equivalents equity	63,716	4.1	63,083	5.0

Total equity investments	510,945	32.9	348,233	27.7

Total	$1,555,897	100.0%	$1,257,612	100.0%

The Company’s debt instruments generally provide for a contractual variable interest rate generally ranging from approximately 10% to 16%, a portion of which may be deferred. At December 31, 2007, approximately 63% of loans in the portfolio, based on amounts outstanding at fair value, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 37% were at fixed rates. In addition, at December 31, 2007, approximately 28% of the loan portfolio has floors of between 1.50% and 3.0% on the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from four to eight years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a fee based on any undrawn commitments.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

When one of the Company’s loans becomes more than 90 days past due, or if the Company otherwise does not expect the customer to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes our loans greater than 90 days past due and loans on non-accrual status, at fair value, at December 31, 2007 and 2006:

	December 31, 2007			December 31, 2006
	Fair Value	% of Loan Portfolio	% of Total Portfolio	Fair Value	% of Loan Portfolio	% of Total Portfolio
Loans greater than 90 days past due
On non-accrual status	$50	—%	—%	$20,129	2.21%	1.60%
Not on non-accrual status	—	—	—	1,798	0.20	0.14

Total loans greater than 90 days past due	$50	—%	—%	$21,927	2.41%	1.74%

Loans on non-accrual status
0 to 90 days past due	$68,739	6.58%	4.42%	$15,259	1.68%	1.21%
Greater than 90 days past due	50	—	—	20,129	2.21	1.60

Total loans on non-accrual status	$68,789	6.58%	4.42%	$35,388	3.89%	2.81%

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

Set forth below are tables showing the composition of MCG’s portfolio by industry (excluding unearned income) at cost and fair value as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Investments at Cost	Percentage of Total Portfolio	Investments at Cost	Percentage of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$325,069	20.6%	$280,394	22.6%
Other Communications	40,139	2.5	81,605	6.6
Healthcare	141,034	9.0	112,536	9.1
Cable	111,732	7.1	38,711	3.1
Business Services	89,012	5.7	51,765	4.2
Broadcasting	88,640	5.6	38,440	3.1
Plastic Products	79,278	5.0	60,052	4.9
Food Services	74,851	4.8	21,204	1.7
Publishing	65,604	4.2	71,623	5.8
Logistics	62,017	3.9	—	—
Laboratory Instruments	54,071	3.4	57,868	4.6
Home Furnishings	52,842	3.4	53,696	4.3
Entertainment	51,893	3.3	41,464	3.3
Electronics	40,187	2.6	24,682	2.0
Consumer Products	38,272	2.4	19,158	1.5
Information Services	35,025	2.2	48,379	3.9
Auto Parts	34,660	2.2	16,997	1.4
Sporting Goods	31,537	2.0	26,920	2.2
Education	24,038	1.5	26,740	2.1
Other Media	21,095	1.3	22,497	1.8
Leisure Activities	13,703	0.9	14,314	1.2
Newspaper	12,720	0.8	89,760	7.2
Technology	8,445	0.5	19,430	1.6
Other (a)	79,344	5.1	24,470	1.8

	$1,575,208	100.0%	$1,242,705	100.0%

(a)	No individual industry within this category exceeds 1%.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

	December 31, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$256,826	16.5%	$274,108	21.8%
Other Communications	40,056	2.6	83,988	6.7
Healthcare	137,362	8.8	112,088	8.9
Cable	115,673	7.4	38,711	3.1
Broadcasting	88,757	5.7	39,851	3.2
Business Services	87,880	5.7	51,230	4.1
Plastic Products	81,473	5.2	60,007	4.8
Food Services	79,980	5.1	21,204	1.7
Logistics	70,369	4.5	—	—
Publishing	60,180	3.9	68,020	5.4
Laboratory Instruments	54,866	3.5	58,402	4.6
Home Furnishings	49,841	3.2	52,512	4.2
Sporting Goods	47,100	3.0	26,920	2.1
Entertainment	43,066	2.8	41,464	3.3
Electronics	40,819	2.6	24,834	2.0
Consumer Products	38,467	2.5	19,353	1.5
Information Services	37,722	2.4	47,440	3.8
Auto Parts	34,692	2.2	17,198	1.4
Technology	34,067	2.2	36,188	2.9
Education	32,230	2.1	30,987	2.5
Other Media	20,260	1.3	24,110	1.9
Leisure Activities	13,703	0.9	14,314	1.1
Newspaper	12,720	0.8	90,640	7.2
Other (a)	77,788	5.1	24,043	1.8

	$1,555,897	100.0%	$1,257,612	100.0%

(a)	No individual industry within this category exceeds 1%.

The Company has issued two call options on its investments. On June 30, 2005, the Company issued a call to Metropolitan Telecommunications Holding Company (“MetTel”) for $575 giving MetTel the right to acquire the remaining warrants to acquire MetTel stock held by the Company for $5,750. The call option issued to MetTel expired unexercised on March 31, 2006. On July 31, 2006, in connection with the sale of 50.1% of the ownership of Crystal Media Network, LLC (“CMN”) to a private investor, the Company issued an option to the private investor to acquire an additional 10% of the ownership of CMN from the Company for $110. The option to acquire 10% of CMN expires January 31, 2008 if not exercised prior to that date and is outstanding as of December 31, 2007. These call options are included in other liabilities at fair value on the Company’s consolidated balance sheets. The following table summarizes the call options issued for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Cost	Fair Value	Cost	Fair Value
Call options outstanding at the beginning of the period	$—	$—	$575	$575
Call options written	—	—	—	—
Call options closed	—	—	—	—
Call options expired	—	—	(575)	(575)
Call options exercised	—	—	—	—
Change in fair value of call options	—	419	—	—

Call options outstanding at the end of the period	$—	$419	$—	$—

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

In addition, one put option granted by the Company was outstanding at December 31, 2007. During 2007, the Company granted a put option to a private equity firm to put an additional 34% of the common stock of Total Sleep Holdings, Inc. to the Company for a price of $1,000. This put option expires April 30, 2009 if not exercised prior to that date. This put option is included in other liabilities at fair value on the company’s consolidated balance sheets. The following table summarizes put options granted for the year ended December 31, 2007:

Year Ended December 31, 2007
	Cost	Fair Value
Put options outstanding at the beginning of the period	$—	$—
Put options granted	1,000	1,000
Put options closed	—	—
Put options expired	—	—
Put options exercised	—	—
Change in fair value of put options	—	—

Put options outstanding at the end of the period	$1,000	$1,000

Note 3—Borrowings

The following is a summary of the borrowings for the years ended December 31, 2007, and 2006:

		December 31, 2007		December 31, 2006
	Maturity Date	Facility amount	Amount outstanding	Facility amount	Amount outstanding
Unsecured Notes	October 2010	$50,000	$50,000	$50,000	$50,000
Unsecured Notes	October 2012	25,000	25,000	—	—
Commercial Loan Trust 2006-2	February 2008 (a)	200,000	136,422	200,000	84,040
Commercial Loan Funding Trust Facility	November 2010 (b)	—	—	250,000	83,943
Class A Variable Funding Certificate		218,750	113,213	—	—
Class B Variable Funding Certificate		31,250	8,300	—	—
Term Securitizations	April 2018
Series 2006-1 Class A-1 Notes		106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes		50,000	45,100	50,000	11,400
Series 2006-1 Class A-3 Notes		85,000	85,000	85,000	35,000
Series 2006-1 Class B Notes		58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes		45,000	45,000	45,000	45,000
Series 2006-1 Class D Notes		47,500	47,500	47,500	47,500
Revolving Unsecured Credit Facility	June 2008	100,000	30,500	100,000	—

Total		$1,017,500	$751,035	$992,500	$521,883

(a)	Amended in February 2008 to extend the maturity date to August 31, 2008. See Note 13, Subsequent Events, for further discussion of this facility.
(b)	Renewable at lender’s discretion each July.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

All of the Company’s debt facilities, except the Revolving Unsecured Credit Facility and the Unsecured Notes, are funded through the Company’s bankruptcy remote, special purpose, wholly owned subsidiaries and, therefore, the assets of these subsidiaries may not be available to the Company’s creditors. In some cases, advances under the Company’s debt facilities are subject to certain other covenants, including having sufficient levels of collateral and various restrictions on which loans the Company may leverage as collateral. The Company borrows directly, as well as indirectly, through credit facilities maintained by its subsidiaries. Some of the Company’s debt facilities contain cross-default provisions, whereby a default under one of the Company’s debt facilities could constitute a default under other debt facilities.

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

The Company uses this facility to fund the origination of loans that will collateralize a future term securitization. On October 23, 2007, the Company entered into the first amendment to its Commercial Loan Trust 2006-2 warehouse credit facility with Merrill Lynch Capital Corp. Pursuant to this amendment, the maturity date for the facility was extended from November 30, 2007 through February 29, 2008. In addition, the advance rate was reduced from 80% to 75% of the value of the commercial loans purchased by the trust. As of December 31, 2007 the Company had $136,422 outstanding under this facility. See Note 13, Subsequent Events, for further discussion of this facility including amendments made subsequent to December 31, 2007.

MCG Commercial Loan Funding Trust.    The Company has, through MCG Commercial Loan Funding Trust, a $250,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Capital Markets, Inc. The warehouse financing facility operates like a revolving credit facility that is primarily secured by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by the Company to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. This facility is funded through two separate Variable Funding Certificates, or VFCs, a $218,750 Class A VFC and a

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

$31,250 Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral. Advances under the Class B VFC may be up to 10% of eligible collateral. The facility is scheduled to terminate on November 4, 2010, but is subject to annual renewal and may be extended under certain circumstances.

In July 2007, the Company amended the Commercial Loan Funding Trust Facility. Pursuant to this amendment, the interest rates for Class A advances and Class B advances were reduced to the commercial paper rate plus 0.75% and 1.50%, respectively, per annum from the commercial paper rate plus 0.95% and 1.75%, respectively, per annum. The Class A advances and Class B advances previously bore interest at the commercial paper rate plus 0.95% and 1.75%, respectively, per annum. As of December 31, 2007, the Company had $113,213 Class A VFC and $8,300 Class B VFC outstanding under this credit facility.

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a revolving period of five years. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full during April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $482,452 as of December 31, 2007, which were purchased by the trust from the Company. Additional commercial loans will be purchased by the trust from the Company primarily using the proceeds from the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of December 31, 2007, a total of $387,600 of these notes were outstanding.

Revolving Unsecured Credit Facility.    This facility is a $100,000 unsecured revolving credit facility established with HVB. The facility allows for additional lenders with HVB acting as the agent. The $100,000 commitment is maintained by four lenders. HVB, Chevy Chase Bank, Sovereign Bank, and Royal Bank of Canada maintain commitments of $50,000, $10,000, $15,000, and $25,000, respectively. Advances under this credit facility bear interest at LIBOR plus 2.00%, the prime rate plus 0.50%, or the Federal Funds rate plus 2.25%, and there is a commitment fee of 0.25% per annum on undrawn amounts. The credit facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, minimum cash net operating income, and a minimum ratio of earnings before interest and taxes to interest expense. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change. The maturity date of this facility is June 4, 2008. As of December 31, 2007 the Company had $30,500 outstanding under this credit facility. See Note 13, Subsequent Events, for further discussion of this facility including amendments made subsequent to December 31, 2007.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

SBIC Leverage.    On December 13, 2004, the Company formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has received a license from the United States Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958, as amended. The license allows Solutions Capital I to borrow up to $100,000 in funds which can be used to provide debt and equity capital to qualifying small businesses. Additionally, the Company has applied for exemptive relief from the SEC similar to relief that has been granted to other business development companies, to permit us to exclude debt issued by the SBA to Solutions Capital I, LP from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There can be no assurance that we will receive the exemptive relief from the SEC. The Company intends to seek up to $130,600 in leverage from the SBA, which is subject to SBA approval. The SBIC debt, once drawn, has an interim rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within six months of funding, and is set to the 10 year treasury rate at the time plus a spread and an annual SBA charge, which taken together currently approximate 175 basis points.

Repayments based on the contractual principal collections of the loans which comprise the collateral are as follows:

2008	$166,922
2009	—
2010	171,513
2011	—
2012	25,000
Thereafter	387,600

Total	$751,035

Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

Borrowings outstanding, by interest rate benchmark, as of December 31, 2007 and December 31, 2006 were as follows:

	December 31, 2007	December 31, 2006
LIBOR	$554,522	$387,940
Commercial paper rate	121,513	83,943
Fixed Rate	75,000	50,000

	$751,035	$521,883

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

In 2007, MCG raised $94,504 of net proceeds by selling 6,000 shares of newly issued common stock. In 2006, MCG raised $68,642 of net proceeds by selling 4,600 shares of newly issued common stock.

The following table summarizes MCG’s distributions declared since January 1, 2006:

Date Declared	Record Date	Payment Date	Amount
February 22, 2008	March 12, 2008	April 29, 2008	$0.44
October 25, 2007	November 21, 2007	January 30, 2008	0.44
July 26, 2007	August 23, 2007	October 30, 2007	0.44
April 17, 2007	May 24, 2007	July 30, 2007	0.44
February 15, 2007	March 15, 2007	April 27, 2007	0.44
October 26, 2006	November 22, 2006	January 30, 2007	0.42
July 27, 2006	August 24, 2006	October 30, 2006	0.42
April 27, 2006	May 25, 2006	July 28, 2006	0.42

A return of capital for federal income tax purposes, which MCG calls a tax return of capital, of $0.00 per share, $0.67 per share and $0.22 per share occurred with respect to the fiscal years ended December 31, 2007, 2006 and 2005, respectively. Each year a statement on Form 1099-DIV identifying the source of the dividend (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to MCG’s stockholders. To the extent MCG’s taxable earnings fall below the total amount of MCG’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to MCG’s stockholders. See “Note 6 – Income Taxes” for further discussion.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

Note 5—Employee Benefit Plans

MCG sponsors a contributory savings plan (“The Plan”). The Plan allows all full-time and part-time employees who work at least one thousand hours per year to participate beginning on the first day of the calendar quarter following an employee’s date of hire. MCG matches a portion of the contribution made by employees, which is based upon a percent of defined compensation, to the savings plan. Expenses related to the Plan were $268, $236, and $265 for the years ended December 31, 2007, 2006, and 2005, respectively.

MCG has created a deferred compensation plan for certain executives that allows them to defer a portion of their salary and bonuses to an unfunded deferred compensation plan managed by MCG. Contributions to the plan earn interest at a rate of 2.00% over MCG’s internal cost of funds rate, as defined by the plan. Expenses related to the Plan were $51, $46, and $56 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 6—Income Taxes

Through December 31, 2001 the Company was taxed under Subchapter C of the Internal Revenue Code. Effective January 1, 2002 the Company elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. The Company’s taxable income therefore generally will not be subject to Federal taxation to the extent such taxable income is distributed to stockholders and the Company annually meets certain qualification and minimum distribution requirements. During the years ended December 31, 2007 and 2006, the Company recorded a tax provision of approximately $2,395 and $2,712, respectively. This tax provision is primarily related to unrealized gains on the Company’s investments.

Deferred income taxes subsequent to conversion to a business development company reflect taxes on built-in gains on equity investments, which amounted to $185, $377, and $377 at December 31, 2007, 2006, and 2005, respectively.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains and losses realized for financial reporting purposes may differ from gains and losses included in taxable income due to the accrued dividends on preferred stock which increases the book basis but not tax basis of the Company’s investments.

In December 2007, the Company received an examination report from the Internal Revenue Service, or IRS, related to their audit of the Company’s tax returns for the 2004 and 2005 tax years. The IRS has proposed changes to certain deductions made by the Company for those years, most of which are related to the timing of certain realized losses in the portfolio. The Company is in the process of appealing the proposed changes, and the Company currently believes that it is more likely than not that the Company’s appeal will be successful. There can be no assurance that the Company’s appeal will be successful with respect to any or all of the changes proposed by the IRS. If the Company is not successful appealing the adjustments proposed by the IRS, the Company could be subject to penalties and interest of up to approximately $12,000.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, capital gains, or a combination thereof. Distributions paid per common share for the years ended December 31, 2007, 2006, and 2005 were taxable as follows:

	2007		2006		2005
Dividends declared during the year	$1.76		$1.68		$1.68
Dividends declared in 2004 but treated as taxable in 2005 as required by the Internal Revenue Code	—		—		0.42
Dividends declared in 2005 but treated as taxable in 2006 as required by the Internal Revenue Code	—		0.42		(0.42)
Dividends declared in 2006 but treated as taxable in 2007 as required by the Internal Revenue Code	0.42		(0.42)		—
Dividends declared in 2007 but treated as taxable in 2008 as required by the Internal Revenue Code	(0.44)		—		—

Dividends paid for tax purposes	$1.74		$1.68		$1.68

Ordinary income (a)	1.52	87.4%	1.01	60.1%	1.31	78.0%
Long term capital gains (a)	0.22	12.6	—	—	0.15	9.0
Return of capital (b)	—	—	0.67	39.9	0.22	13.0

Total reported on tax Form 1099-DIV	$1.74	100.0%	$1.68	100.0%	$1.68	100.0%

(a)	For 2007, 2006 and 2005, ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and long term capital gains are reported on Form 1099-DIV in various sub-categories which have differing tax treatments to shareholders. Those subcategories have not been shown here.
(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

On a tax basis, distributions to stockholders in 2007 were $92,476 of ordinary income and $13,362 of long term capital gains, and in 2006 were $53,020 of ordinary income and $35,204 of return of capital.

The following table is a reconciliation of GAAP net income to taxable net income for the years ended December 31, 2007 and 2006:

(dollars in thousands)	2007	2006
Net income	$86,636	$100,949
Net gain of subsidiary not consolidated for tax purposes	(12,186)	—
Net change in unrealized depreciation (appreciation) on investments not taxable until realized	34,637	(34,604)
Timing difference related to deductibility of long- term incentive compensation	4,207	2,468
Interest income on nonaccrual loans that is taxable	17,040	3,612
Dividend income accrued for GAAP purposes which is not yet taxable	(49,390)	(23,861)
Distributions from taxable subsidiaries	24,395	2,249
Federal tax expense	1,864	2,661
Other, net	(1,051)	(93)

Taxable income before deductions for distributions	$106,152	$53,381

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

The balance of unused commitments to extend credit was $85,381 and $71,581 at December 31, 2007 and 2006, respectively. The estimated fair value of these commitments reflects the amount MCG would have to pay a counterparty to assume these obligations and was $427 and $358 at December 31, 2007 and 2006, respectively. These amounts were estimated as the amount of fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties.

From time to time, the Company provides guarantees or standby letters of credit on behalf of its portfolio companies. As of December 31, 2007 and 2006, the Company had guarantees and standby letters of credit of approximately $7,530 and $9,480, respectively.

Certain premises are leased under agreements which expire at various dates through 2013. Total rent expense amounted to $1,685, $1,541, and $1,758 during the years ended December 31, 2007, 2006, and 2005, respectively.

Future minimum rental commitments as of December 31, 2007 for all non-cancelable operating leases with initial or remaining terms of one year or more were as follows:

2008	$2,023
2009	2,091
2010	2,160
2011	2,092
2012	2,165
Thereafter	284

Total	$10,815

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

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

Note 8—Concentrations of Investment Risk

At December 31, 2007, the Company’s ten largest customers represented approximately 39.9% of the total fair value of the Company’s investments and accounted for approximately 38.0% of the Company’s total revenue during the year ended December 31, 2007. At December 31, 2007, approximately 19.1% of the Company’s portfolio at fair value was invested in companies in the communications industry, of which 16.5% were in competitive local exchange carriers, or CLECs. The Company’s remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies. Two of the Company’s customers, which the Company controls, Broadview Networks Holdings, Inc. (“Broadview”) and Cleartel Communications, Inc. (“Cleartel”) are CLEC’s.

Broadview, a CLEC serving primarily business customers, is the Company’s largest portfolio investment, in which the Company holds preferred stock with an aggregate fair value of $189,537 at December 31, 2007. The Company’s Broadview investment represented approximately 12.2% of the fair value of the Company’s total investments at December 31, 2007 compared to 12.7% of the fair value of the Company’s total investments at December 31, 2006. Additionally, the Company’s investment in Broadview accounted for $29.8 million, or 15.9%, of the Company’s total revenue for the year ended December 31, 2007 compared to $22.3 million, or 14.5%, of the Company’s total revenue for the year ended December 31, 2006.

The Company’s investment in Broadview entitles MCG to total preferred claims of approximately $266.9 million, prior to any claims by common shareholders. The Company is also entitled to accumulating dividends on the Company’s preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $266.9 million but are not payable in cash on a current basis. Because accumulating dividends are typically not considered as part of taxable income until they are received in cash, it is possible that the Company’s GAAP earnings may exceed the Company’s taxable earnings by a significant amount until such time as this investment is liquidated.

In December 2007, Broadview filed a registration statement on Form S-1 to register shares for an initial public offering (“IPO”) of equity securities. In the event Broadview is successful with their IPO, MCG will be required to convert its yielding preferred stock, which represents an ownership interest of approximately 46% on an as-if-converted basis, into non-yielding common stock. This would materially reduce the Company’s dividend income from historical levels. In connection with an IPO by Broadview, MCG may sell a portion of its investment in Broadview, which could result in significant liquidity for MCG.

The Company’s ability to recognize income from the Company’s preferred stock investment in Broadview in future periods and the fair value of the Company’s preferred stock investment in Broadview will be dependent on the financial and operational performance of Broadview. In the event that the financial and operational performance of Broadview does not support the full recognition of income on the Company’s preferred stock investment, the Company’s dividend income could be materially reduced from historical levels.

At December 31, 2007, the Company’s Cleartel investment represented approximately 1.7% of the fair value of its total investments compared to 5.8% of the fair value of its total investments at December 31, 2006. The Company’s Cleartel investment represented a smaller portion of its total investments as a result of unrealized depreciation of $63,500 recorded on the Cleartel investment during 2007. Additionally, the Company’s investment in Cleartel accounted for zero of its total revenue for the year ended December 31, 2007, compared to $7,473, or 4.8%, of its total revenue for the year ended December 31, 2006. Cleartel was on non-accrual status during 2007.

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

In accordance with FAS 123R, the Company recognizes compensation cost related to share based awards for which forfeiture provisions are expected to lapse. The Company uses its historical forfeiture rate as a basis for its estimate of awards for which forfeiture provisions will lapse. The grant date is generally the date on which MCG and the employee reach a mutual understanding of the key terms and conditions of a share based award. The grant date fair value of the restricted share awards is based on the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market on that date. For those awards subject to service conditions, the Company uses the straight line method over the entire service period. During June 2006, the 2006 Employee Restricted Stock Plan (“2006 Plan”) was approved by the Company’s shareholders. The Company may issue up to 3,500 shares under the 2006 Plan. Awards granted under the 2006 Plan may be subject to service, performance, or market conditions as specified in the award agreements.

In 2001, MCG terminated its stock option plan and the option grants made thereunder. In connection with the termination of its stock option plan, MCG issued approximately 1,540 shares of restricted stock, for which forfeiture provisions have not lapsed with respect to approximately 9 as of December 31, 2007. During 2006, the Company granted 483 restricted shares under the 2006 Plan. Of these 483 restricted shares, forfeiture provisions lapsed with respect to 83 immediately upon issuance, and forfeiture provisions will lapse with respect to 300 on a quarterly basis from December 31, 2006 through December 31, 2009, subject to service conditions of continued employment with the Company, while forfeiture provisions will lapse with respect to the other 100 annually on September 1, 2007 and September 1, 2008, subject to service conditions of continued employment with the Company. Of the 483 restricted shares granted in 2006, forfeiture provisions have not lapsed on approximately 385 at December 31, 2007.

During the year ended December 31, 2007 the Company granted approximately 936 restricted shares under the 2006 Employee Restricted Stock Plan. The forfeiture provisions will lapse quarterly with respect to 836 of these restricted shares though September 30, 2011. The remaining 100 of these restricted shares are subject to both time-and performance-based forfeiture provisions that lapse annually through February 28, 2008. During the year ended December 31, 2007, approximately 12 restricted shares were forfeited.

During the years ended December 31, 2007 and 2006, the Company recognized compensation expense related to share-based awards in the amount of $9,277 and $4,514, respectively. Included in this amount are dividends of approximately $253 and $1,045 that were paid on shares securing non-recourse employee loans. At December 31, 2007, all the restricted share awards for which forfeiture provisions have not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. Dividends paid on restricted shares for which forfeiture provisions are expected to lapse are charged to retained earnings while dividends paid on restricted shares for which forfeiture provisions are not expected to lapse are charged to compensation expense. During the year ended December 31, 2007, no dividends paid on restricted stock for which forfeiture provisions

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

have not lapsed were charged to compensation expense as forfeiture provisions are expected to lapse with respect to all such shares. At December 31, 2007, total unrecognized compensation cost related to restricted stock granted to employees was approximately $15,493 and is expected to be recognized over a weighted average remaining requisite service period of approximately 2.4 years.

Non-Employee Director Share Based Compensation

During June 2006, the 2006 Non-Employee Director Restricted Stock Plan (“2006 Non-Employee Plan”) was approved by the Company’s shareholders. The Company may issue up to 100 shares under the 2006 Non-Employee Plan. During the years ended December 31, 2007 and 2006, the Company granted 20 and 25, respectively, restricted shares under the 2006 Non-Employee Plan to certain non-employee directors. Forfeiture provisions will lapse with respect to these restricted shares annually each March 31 from 2007 to 2009. This compensation cost is considered part of the general compensation to these non-employee directors and, therefore, is included as a component of general and administrative expenses on the Company’s Consolidated Statement of Operations for the years ended December 31, 2007 and 2006. At December 31, 2007, total unrecognized compensation cost related to restricted stock granted to non-employee directors was approximately $371 and is expected to be recognized over a weighted average remaining requisite service period of approximately 2.3 years.

The following table summarizes the Company’s restricted stock award activity during the year ended December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value per Share
Subject to forfeiture provisions at December 31, 2006	458	$16.50
Granted	956	19.55
Not subject to forfeiture provisions	(464)	15.08
Forfeited	(22)	19.45

Subject to forfeiture provisions at December 31, 2007	928	$18.65

Note 10—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
Basic
Net income	$86,636	$100,949	$68,193
Weighted average common shares outstanding	61,310	54,227	48,109
Earnings per common share-basic	$1.41	$1.86	$1.42
Diluted
Net income	$86,636	$100,949	$68,193
Weighted average common shares outstanding	61,310	54,227	48,109
Dilutive effect of stock options and restricted stock on which forfeiture provisions have not lapsed	9	37	22

Weighted average common shares and common stock equivalents	61,319	54,264	48,131
Earnings per common share-diluted	$1.41	$1.86	$1.42

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

Note 11—Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters ended with the quarter ended December 31, 2007. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2007
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Revenue	$40,142	$50,188	$47,082	$49,707
Net operating income before investment gains and losses	20,046	28,494	24,248	29,130
Net income (loss)	30,454	38,046	23,019	(4,883)
Earnings (loss) per common share—basic and diluted	$0.52	$0.63	$0.37	$(0.08)

	2006
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Revenue	$37,637	$35,270	$40,864	$40,622
Net operating income before investment gains and losses	20,764	18,885	20,064	23,931
Net income	26,402	22,910	22,116	29,521
Earnings per common share—basic and diluted	$0.50	$0.43	$0.42	$0.52

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

Note 12—Financial Highlights

Following is a schedule of financial highlights for the years ended December 31, 2007, 2006, 2005, 2004 and 2003:

	Year Ended December 31,
	2007	2006	2005	2004	2003
Per Share Data:
Net asset value at beginning of period (a)	$12.83	$12.48	$12.22	$11.98	$11.56
Net operating income before investment gains and losses (b)	1.66	1.54	1.26	1.10	1.45
Net realized gains (losses) on investments (b)	0.35	(0.27)	0.19	(0.20)	(0.60)
Net change in unrealized appreciation (depreciation) on investments (b)	(0.56)	0.64	(0.03)	0.26	0.43
Income tax provision	(0.04)	(0.05)	—	—	—

Net income	1.41	1.86	1.42	1.16	1.28
Distributions from net investment income	(1.41)	(1.01)	(1.27)	(1.15)	(1.40)
Distributions from capital gains	(0.35)	—	(0.19)	—	—
Distributions from return of capital	—	(0.67)	(0.22)	(0.53)	(0.25)
Effect on distributions of stock offerings after record dates (c)	0.02	0.12	0.16	0.10	0.23
Effect of distributions recorded as compensation expense (b)	—	0.02	0.04	0.06	0.06

Net decrease in stockholders’ equity resulting from distributions	(1.74)	(1.54)	(1.48)	(1.52)	(1.36)
Net increase in shareholders’ equity resulting from reduction in employee loans	—	0.05	0.02	0.01	0.01
Issuance of shares	2.91	2.45	2.35	3.13	3.06
Dilutive effect of share issuances, issuance of restricted stock and restricted stock subject to forfeiture provisions (d)	(2.83)	(2.54)	(2.14)	(2.77)	(2.68)
Net increase in stockholders’ equity from restricted stock amortization (b)	0.15	0.07	0.09	0.23	0.11

Net increase in stockholders’ equity relating to share issuances	0.23	0.03	0.32	0.60	0.50

Net asset value at end of period (a)	$12.73	$12.83	$12.48	$12.22	$11.98

Per share market value at end of period	$11.59	$20.32	$14.59	$17.13	$19.59
Total return (e)	(34.30)%	50.79%	(5.02)%	(3.98)%	97.21%
Shares outstanding at end of period	65,587	58,694	53,372	45,342	38,732
Ratio/Supplemental Data:
Net assets at end of period	$834,689	$753,137	$666,087	$554,213	$463,950
Ratio of operating expenses to average net assets (annualized)	10.65%	10.40%	9.94%	9.43%	8.31%
Ratio of net operating income to average net assets (annualized)	12.74%	12.30%	10.19%	8.85%	11.95%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.
(c)	The effect on distributions of stock offerings after record dates represents the effect on net asset value of issuing additional shares after the record date of a distribution.

MCG Capital Corporation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share data)

(d)	The Dilutive effect of share issuances, issuance of restricted stock and restricted stock subject to forfeiture provision represents the effects of shares issued during the period and the lapsing of forfeiture provisions on restricted stock on earnings per share.
(e)	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

Note 13—Subsequent Events

On January 8, 2008, the Company amended its Revolving Credit Facility with Bayerische Hypo-Und Vereinsbank, AG, New York Branch (“HVB”). Pursuant to this amendment, the aggregate revolving commitment amount under this credit facility was increased from $100,000 to $130,000, and an additional lender was added to this facility. Chevy Chase Bank increased its commitment from $10,000 to $15,000. HVB, Sovereign Bank and Royal Bank of Canada maintained their $50,000, $15,000 and $25,000 commitments, respectively. The additional $25,000 was committed by SunTrust Bank.

On February 12, 2008, the Company entered into the second amendment to its Commercial Loan Trust 2006-2 warehouse credit facility with Merrill Lynch Capital Corp. Pursuant to the amendment, the maturity date for the facility was extended from February 29, 2008 through August 31, 2008. In addition, the amendment provides for the reduction of the outstanding amount under the facility, with not more than $82,500 outstanding on April 21, 2008, not more than $55,000 outstanding on May 31, 2008, and not more than $27,500 outstanding on July 21, 2008, with the balance due on August 31, 2008. After February 29, 2008, the advance rate under the facility is reduced from 75% to 70% for non-senior loans but remains at 75% for senior loans, and the interest rate for advances increases from LIBOR plus 0.75% to LIBOR plus 1.5%. Additionally, MCG has paid a modification fee of $250 to Merrill Lynch Capital Corp.

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

Management’s report on internal control over financial reporting is set forth under the heading “Management’s Report on Internal Control over Financial Reporting” in this Annual Report.

b.	Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report on our internal control over financial reporting, which is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

c.	Changes in Internal Control Over Financial Reporting

There have been no changes in MCG’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, MCG’s internal control over financial reporting.

Item 9 B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information with respect to our directors, executive officers and corporate governance matters is contained under the captions “Proposal I : Election of Directors,” “Information about Executive Officers who are not Directors,” “Compensation of Executive Officers and Directors” and “Certain Relationships and Transactions,” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http://www.mcgcapital.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11.    Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Compensation of Executive Officers and Directors” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Compensation of Executive Officers and Directors” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this item.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions is contained under the captions “Proposal I: Election of Directors” and “Certain Relationships and Transactions” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Annual Report by reference in response to this item.

Item 14.    Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Proposal II: Ratification of Selection of Independent Auditors” and “Principal Accountant Fees and Services” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MCG Capital Corporation

We have audited the consolidated financial statements of MCG Capital Corporation, including the consolidated schedule of investments, as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 27, 2008 (included elsewhere in the Form 10-K). Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2008

Schedule 12-14

MCG Capital Corporation

Schedule of Investments in and Advances to Affiliates

		Year Ended December 31, 2007
Portfolio Company (in thousands)	Investment (1)	Amount of Interest or Dividends Credited to Income (5)	As of December 31, 2006 Fair Value	Gross Additions (2)	Gross Reductions (3)	As of December 31, 2007 Fair Value
Control Investments
Avenue Broadband LLC	Debt	$180	$—	$13,050	$—	$13,050
	Preferred Units	136	—	17,236	—	17,236
	Warrants to purchase Class B Common Stock	—	—	—	—	—
Broadview Networks Holdings, Inc.	Series A Preferred Stock	13,718	74,165	13,821	—	87,986
	Series A-1 Preferred Stock	16,057	85,597	15,954	—	101,551
	Class A Common Stock	—	—	—	—	—
Central Sun Media, Inc.	Class A Common Stock	—	—	75	—	75
	Class B Common Stock	—	—	—	—	—
Chesapeake Tower Holdings, LLC	Debt	47	400	—	—	400
	Preferred LLC Interest	—	3,139	—	—	3,139
	Class A Common LLC Interest	—	—	—	—	—
Cleartel Communications, Inc.	Debt (4)	—	71,962	19,952	(65,683)	26,231
	Series B Preferred Stock	—	612	35,346	(35,958)	—
	Common Stock	—	—	—	—	—
Coastal Sunbelt, LLC	Debt	2,417	—	31,996	(900)	31,096
	Preferred LLC Interest	704	—	18,248	(28)	18,220
	Warrants to purchase Class B Common Stock	—	—	—	—	—
Crystal Media Network, LLC	LLC Interest	—	547	2,094	—	2,641
GMC Television Broadcasting, LLC	Debt	2,291	—	36,800	(9,176)	27,624
	Class A Units	—	—	3,259	(3,259)	—
	Class B Voting Units	661	—	10,027	—	10,027
IntranMedia, LLC	Debt	1,250	12,000	400	(400)	12,000
	Preferred Units	433	8,661	2,149	(2,550)	8,260
JetBroadband Holdings, LLC	Debt	3,812	19,437	39,886	(35,180)	24,143
	Preferred Units	1,292	9,180	12,636	—	21,816
Jet Plastica Investors, LLC	Debt	3,887	26,159	535	(47)	26,647
	Preferred LLC Interest	2,471	30,893	10,237	(4,595)	36,535
JUPR Holdings, Inc.	Debt	464	5,349	300	(3,610)	2,039
	Series A Preferred Stock	1,908	10,000	2,908	—	12,908
	Common Stock	—	—	3,244	—	3,244
LMS Intellibound Investors, LLC	Debt	3,593	—	42,330	(1,539)	40,791
	Preferred Units	1,576	—	29,578	—	29,578
	Warrants to purchase Class B Common Stock	—	—	—	—	—
MTP Holding, LLC	Debt	312	27,266	742	(28,008)	—
	Preferred LLC Interest	29	2,438	—	(2,438)	—
	Common LLC Interest	—	5,213	—	(4,443)	770
National Product Services, Inc.	Debt (4)	4,278	15,400	4,369	(1,759)	18,010
	Common Stock	—	—	—	—	—
Orbitel Holdings, LLC	Debt	1,537	—	15,750	—	15,750
	Preferred LLC Interest	1,069	—	13,526	—	13,526
PremierGarage Holdings, LLC	Debt	1,088	10,700	—	(900)	9,800
	Preferred LLC Units	379	4,592	379	(288)	4,683
	Common LLC Units	—	—	1,419	(1,419)	—
RadioPharmacy Investors, LLC	Debt	2,156	16,258	284	—	16,542
	Preferred LLC Interest	602	10,657	457	(2,939)	8,175
Superior Industries Investors, LLC	Debt	2,392	14,083	3,588	—	17,671
	Preferred LLC Units	1,029	12,837	16,592	—	29,429
TNR Entertainment Corp.	Debt (4)	(373)	—	29,043	(1,282)	27,761
	Series A Preferred Stock	—	—	9,000	(5,827)	3,173
	Common Stock	—	—	—	—	—
	Warrants to purchase Common Stock	—	—	—	—	—
Total Sleep Holdings, Inc.	Debt	2,461	—	26,034	—	26,034
	Series A Preferred Stock	—	—	5,507	(5,283)	224
	Common Stock	—	—	—	—	—
Working Mother Media, Inc.	Debt (4)	—	11,546	350	(217)	11,679
	Class A Preferred Stock	—	5,019	782	(1,616)	4,185
	Class B Preferred Stock	—	—	—	—	—
	Class C Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—
Income from Control Investments
disposed of during the year		7,331

Total Control Investments		$81,187				$764,649

		Year Ended December 31, 2007
Portfolio Company (in thousands)	Investment (1)	Amount of Interest or Dividends Credited to Income (5)	As of December 31, 2006 Fair Value	Gross Additions (2)	Gross Reductions (3)	As of December 31, 2007 Fair Value
Affiliate Investments
Advanced Sleep Concepts, Inc.	Debt	$1,769	$—	$12,077	$(525)	$11,552
	Common Stock	—	—	524	(225)	299
	Warrants to purchase Common Stock	—	—	348	(150)	198
Cherry Hill Holdings Inc.	Debt	1,602	12,122	2,360	(3,200)	11,282
	Series A Preferred Stock	75	775	75	—	850
Stratford School Holdings, Inc.	Debt	2,416	—	21,698	(1,881)	19,817
	Series A Convertible Preferred Stock	1,694	—	6,279	(870)	5,409
	Warrants to purchase Common Stock	—	—	1,850		1,850
Sunshine Media Delaware, LLC	Debt	2,101	12,281	118	(12,399)	—
	Class A LLC Interest	—	329	263	—	592
	Common Stock	—	—	610	—	610
TNR Entertainment Corp.	Debt	1,982	25,567	667	(26,234)	—
	Series A Preferred Stock	—	—	—	—	—
	Series D Preferred Stock	—	3,000	—	(3,000)	—
	Warrants to purchase Series D	—	—	—	—	—
Velocity Technology Enterprises, Inc.	Debt	930	—	22,000	(236)	21,764
	Series A Preferred Stock	—	—	1,500	—	1,500
XFone, Inc.	Common Stock	—	2,482	584	(369)	2,697
	Warrants to purchase Common Stock	—	—	—	—	—
Income from Affiliate Investments
disposed of during the year		884

Total Affiliate Investments		$13,453				$78,420

This schedule should be read in conjunction with the Company’s Consolidated Financial Statements, including the Consolidated Schedule of Investments and Note 2 to the Consolidated Financial Statements.

(1) Common stock, warrants, options, and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Consolidated Schedule of Investments as of December 31, 2007.

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

(4) Debt is on non-accrual status at December 31, 2007, and is therefore considered non-income producing.

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

10.10

Form of Restricted Stock Agreement for directors (incorporated by reference to Exhibit 99.i.7 to Pre-effective Amendment No. 3 to MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on November 6, 2001).

Exhibit Number	Description of Document

10.11

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

10.15

Form of Pledge Agreement between the Company and senior management, dated as of June 24, 1998 (incorporated by reference to Exhibit i.7 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-64596] filed with the Securities and Exchange Commission on July 5, 2001).

10.16	Custodial Agreement between the Company and Riggs Bank, N.A. (incorporated by reference to Exhibit 10.45 filed with MCG Capital’s Form 10-K for the year ended December 31, 2001).

10.17

Deed of Lease by and between Twin Towers II Associates Limited Partnership, as landlord, and MCG Capital Corporation, as tenant, dated as of September 24, 2002 (incorporated by reference to Exhibit 10.50 filed with MCG Capital’s Form 10-Q for the quarter ended September 30, 2002).

10.18

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

10.19

First Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc. and Wells Fargo Bank, National Association, dated as of May 2, 2005 (incorporated by reference to Exhibit 10.74 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2005).

10.20

Credit and Warehouse Agreement, dated as of June 9, 2005, among Merrill Lynch Capital Corp., MCG Commercial Loan Trust 2005-2 and MCG Capital Corporation (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on June 9, 2005).

10.21

Second Amendment to Sale and Servicing Agreement, dated as of July 29, 2005 among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.76 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2005).

10.22

Amended and Restated Revolving Credit Agreement dated as of September 20, 2005 among MCG Capital Corporation, Bayerische Hypo-Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on September 21, 2005).

10.23	Note Purchase Agreement, dated October 11, 2005 (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on October 12, 2005).

Exhibit Number	Description of Document

10.24

Third Amendment to Sale and Servicing Agreement, dated as of December 7, 2005 among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo Bank, National Association (incorporated by reference Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on December 13, 2005).

10.25

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

10.26

Indenture by and between MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006 (incorporated by reference to Exhibit f.24 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.27

Collateral Management Agreement, dated as of April 18, 2006, by and between MCG Commercial Loan Trust 2006-1 and MCG Capital Corporation (incorporated by reference to Exhibit f.25 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.28

Class A-2 Note Purchase Agreement, dated as of April 18, 2006, among MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit f.26 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.29

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

10.30

Class A-3 Note Purchase Agreement, dated as of April 18, 2006 by and among MCG Commercial Loan Trust 2006-1, Barclays Bank PLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit f.28 filed with MCG Capital’s registration statement on Form N-2 [File No. 333-133669] filed with the Securities and Exchange Commission on May 1, 2006).

10.31

Credit and Warehouse Agreement, dated as of May 2, 2006, among Merrill Lynch Capital Corp., MCG Commercial Loan Trust 2006-2 and MCG Capital Corporation (incorporated by reference to exhibit 10.60 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2006).

10.32

Custody Agreement, dated as of May 2, 2006, among MCG Capital Corporation, MCG Finance VIII, LLC, MCG Commercial Loan Trust 2006-2, Wells Fargo Bank, National Association and Merrill Lynch Capital Corp. (incorporated by reference to exhibit 10.61 filed with MCG Capital’s Form 10-Q for the quarter ended March 31, 2006).

10.33	MCG Capital Corporation 2006 Non-Employee Director Restricted Stock Plan. (incorporated by reference to exhibit 10.62 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

10.34	MCG Capital Corporation 2006 Employee Restricted Stock Plan. (incorporated by reference to exhibit 10.63 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

Exhibit Number	Description of Document

10.35

Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement, dated as of August 7, 2006, by and among MCG Capital Corporation, Bayerische Hypo-Und Vereinsbank AG, New York Branch and various lenders. (incorporated by reference to exhibit 10.64 filed with MCG Capital’s Form 10-Q for the quarter ended June 30, 2006).

10.36

Severance Agreement and Release by and between Bryan J. Mitchell and MCG Capital Corporation, dated as of August 24, 2006 (incorporated by reference to exhibit 10.1 filed with MCG Capital’s Current Report on Form 8-K filed on August 28, 2006).

10.37

Employment Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated as of September 18, 2006 (incorporated by reference to exhibit 10.1 filed with MCG Capital’s Current Report on Form 8-K filed on September 19, 2006).

10.38

Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of September 18, 2006 (incorporated by reference to exhibit 10.2 filed with MCG Capital’s Current Report on Form 8-K filed on September 19, 2006).

10.39

Employment Agreement by and between MCG Capital Corporation and Robert J. Merrick, dated as of September 18, 2006 (incorporated by reference to exhibit 10.3 filed with MCG Capital’s Current Report on Form 8-K filed on September 19, 2006).

10.40

Amended and Restated Employment Agreement by and between MCG Capital Corporation and Michael R. McDonnell, dated as of September 18, 2006 (incorporated by reference to exhibit 10.4 filed with MCG Capital’s Current Report on Form 8-K filed on September 19, 2006).

10.41

MCG Capital Corporation Supplemental Non-Qualified Retirement Plan Amended and Restated as of January 1, 2005 (incorporated by reference to exhibit 10.70 filed with MCG Capital’s Form 10-Q for the quarter ended September 30, 2006).

10.42

Third Amended and Restated Revolving Credit Agreement dated as of November 29, 2006 among MCG Capital Corporation, Bayerische Hypo Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on November 30, 2006).

10.43

Fifth Amendment to Sale and Servicing Agreement, dated as of February 1, 2007, among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo, National Association (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on February 1, 2007).

10.44	First Amendment to Deed of Lease by and between Twin Towers II Property Associates, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 30, 2006.

10.45	Employment Agreement by and between MCG Capital Corporation and Samuel G. Rubenstein, dated as of March 1, 2007.

10.46	Form of Restricted Stock Agreement for Non-Employee Directors Pursuant to 2006 Non-Employee Director Restricted Stock Plan.

10.47	Form of Restricted Stock Agreement for Employees Pursuant to 2006 Employee Restricted Stock Plan.

10.48

Sixth Amendment to Sale and Servicing Agreement, dated as of April 3, 2007, among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo, National Association (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on April 4, 2007).

10.49

Fourth Amended and Restated Revolving Credit Agreement dated as of June 6, 2007 among MCG Capital Corporation, Bayerische Hypo Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on June 11, 2007).

Exhibit Number	Description of Document

10.50

Seventh Amendment to Sale and Servicing Agreement, dated as of July 12, 2007, among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Capital Markets, Inc., and Wells Fargo, National Association (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on July 18, 2007).

10.51	Note Purchase Agreement, dated October 3, 2007 (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report Form 8-K filed on October 9, 2007).

10.52

Agreement and Amendment Number 1 to Warehousing Agreement, dated October 23, 2007, by and among MCG Commercial Loan Trust 2006-2, MCG Capital Corporation and Merrill Lynch Capital Corp. (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on October 29, 2007).

10.53

Amendment No. 1 to Fourth Amended and Restated Revolving Credit Agreement dated as of January 8, 2008 among MCG Capital Corporation, Bayerische Hypo-Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on January 14, 2008).

10.54

Agreement and Amendment Number 2 to Warehousing Agreement, dated as of February 12, 2008, by and among MCG Commercial Loan Trust 2006-2, MCG Capital Corporation and Merrill Lynch Capital Corp. (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on February 13, 2008).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2008.

MCG CAPITAL CORPORATION

By:	/S/ STEVEN F. TUNNEY
Steven F. Tunney Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

Signature	Title	Date

/s/ STEVEN F. TUNNEY Steven F. Tunney	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ MICHAEL R. MCDONNELL Michael R. McDonnell	Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ JOHN C. WELLONS John C. Wellons	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

/s/ B. HAGEN SAVILLE B. Hagen Saville	Director and Executive Vice President	February 28, 2008

/s/ ROBERT J. MERRICK Robert J. Merrick	Director and Chief Investment Officer	February 28, 2008

/s/ JEFFREY M. BUCHER Jeffrey M. Bucher	Chairman of the Board and Director	February 28, 2008

/s/ EDWARD S. CIVERA Edward S. Civera	Director	February 28, 2008

/s/ A. HUGH EWING, III A. Hugh Ewing, III	Director	February 28, 2008

/s/ KIM D. KELLY Kim D. Kelly	Director	February 28, 2008

/s/ WALLACE B. MILLNER Wallace B. Millner	Director	February 28, 2008

/s/ RICHARD W. NEU Richard W. Neu	Director	February 28, 2008

/s/ KENNETH J. O’KEEFE Kenneth J. O’Keefe	Director	February 28, 2008