Form 10-Q
period 2008-03-31
MCG CAPITAL CORP
filed 2008-05-12
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-33377

MCG CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1889518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Wilson Boulevard, Suite 3000 Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

(703) 247-7500

(Registrant's telephone number, including area code)

None

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2008, there were 75,617,936 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$12,028	$23,297
Cash, securitization accounts	20,494	37,003
Cash, restricted	2,790	4,010
Investments at fair value
Non-affiliate investments (cost of $653,247 and $675,077, respectively)	675,420	706,819
Affiliate investments (cost of $68,986 and $70,516, respectively)	76,544	77,601
Control investments (cost of $828,711 and $818,808, respectively)	760,452	760,670

Total investments (cost of $1,550,944 and $1,564,401, respectively)	1,512,416	1,545,090
Interest receivable	9,203	11,272
Other assets	17,755	16,909

Total assets	$1,574,686	$1,637,581

Liabilities
Borrowings (maturing within one year of $157,423 and $166,922, respectively)	$720,336	$751,035
Interest payable	6,465	6,599
Dividends payable	28,855	28,858
Other liabilities	8,827	16,400

Total liabilities	764,483	802,892

Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on March 31, 2008 and December 31, 2007, 65,570 issued and outstanding on March 31, 2008 and 65,587 issued and outstanding on December 31, 2007	656	656
Paid-in capital	935,092	933,274
Undistributed (distributions in excess of) earnings
Paid-in capital	(84,070)	(84,070)
Other	(2,383)	4,704
Net unrealized depreciation on investments	(38,528)	(19,311)
Stockholder loans	(564)	(564)

Total stockholders’ equity	810,203	834,689

Total liabilities and stockholders’ equity	$1,574,686	$1,637,581

Net asset value per common share at period end	$12.36	$12.73

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$19,874	$19,040
Affiliate investments (5% to 25% owned)	1,873	3,211
Control investments (more than 25% owned)	20,652	14,423

Total interest and dividend income	42,399	36,674

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	353	1,657
Affiliate investments (5% to 25% owned)	—	—
Control investments (more than 25% owned)	244	1,811

Total advisory fees and other income	597	3,468

Total revenue	42,996	40,142

Operating expenses
Interest expense	10,300	9,145
Employee compensation
Salaries and benefits	6,206	5,502
Amortization of employee restricted stock awards	1,742	2,982

Total employee compensation	7,948	8,484
General and administrative expense	3,482	2,467

Total operating expenses	21,730	20,096

Net operating income before investment gains and losses and income tax provision	21,266	20,046

Net realized gains on investments
Non-affiliate investments (less than 5% owned)	—	—
Affiliate investments (5% to 25% owned)	—	—
Control investments (more than 25% owned)	200	2,527

Total net realized gains on investments	200	2,527

Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	(9,567)	(1,495)
Affiliate investments (5% to 25% owned)	472	(203)
Control investments (more than 25% owned)	(9,703)	9,946

Total net unrealized (depreciation) appreciation on investments	(18,798)	8,248

Net investment (losses) gains before income tax provision	(18,598)	10,775
Income tax provision	170	367

Net income	$2,498	$30,454

Earnings per basic and diluted common share(a)	$0.04	$0.50
Cash distributions declared per common share	$0.44	$0.44
Weighted average common shares outstanding
Basic(a)	67,941	61,086
Diluted(a)	67,941	61,153

(a)

In accordance with SFAS 128—Earnings per Share, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 were increased retroactively by a factor of 1.052% to recognize the bonus element associated with rights to acquire shares of common stock that were issued to shareholders on March 28, 2008. See Note 5—Capital Stock and Note 8—Earnings Per Share for additional information about the rights offering and the associated bonus element.

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Operations
Net operating income before investment gains and losses and income tax provision	$21,266	$20,046
Net realized gains on investments	200	2,527
Net unrealized (depreciation) appreciation on investments	(18,798)	8,248
Income tax provision	(170)	(367)

Net income	2,498	30,454

Shareholder distributions
Distributions declared	(28,802)	(26,100)

Net decrease in net assets resulting from shareholder distributions	(28,802)	(26,100)

Capital share transactions
Issuance of common stock	—	57
Repayment of stockholder loans	—	4
Amortization of non-employee director restricted stock awards	76	164
Amortization of employee restricted stock awards	1,742	2,982

Net increase in net assets resulting from capital share transactions	1,818	3,207

Total (decrease) increase in net assets	(24,486)	7,561

Net assets at beginning of period	834,689	753,137

Net assets at end of period	$810,203	$760,698

Net asset value per common share at end of period	$12.36	$12.79

Common shares outstanding at end of period	65,570	59,472

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007
Operating activities
Net income	$2,498	$30,454

Adjustments to reconcile net income to net cash provided by operating activities:
Investments in portfolio companies	(19,454)	(164,121)
Principal collections related to investment repayments or sales	47,878	89,326
Increase in accrued payment-in-kind interest and dividends	(12,545)	(8,580)
Decrease (increase) in interest receivable	752	(1,218)
Amortization of non-employee director restricted stock awards	76	164
Amortization of employee restricted stock awards	1,742	2,982
Increase in cash—securitization accounts from interest collections	(176)	(19)
Depreciation and amortization	765	523
(Increase) decrease in other assets	(717)	5,148
Decrease in other liabilities	(7,235)	(2,501)
Net realized gains on investments	(200)	(2,527)
Net change in unrealized depreciation (appreciation) on investments	18,798	(8,248)

Net cash provided by (used in) operating activities	32,182	(58,617)

Financing activities
Net (payments) proceeds from borrowings	(30,699)	84,219
Decrease (increase) in cash—securitization accounts for paydown of principal on debt	16,685	(4,916)
Payment of financing costs	(579)	(227)
Distributions paid	(28,858)	(24,652)
Issuance of common stock, net of costs	—	57
Repayment of stockholder loans	—	4

Net cash (used in) provided by financing activities	(43,451)	54,485

Decrease in cash and cash equivalents	(11,269)	(4,132)
Cash and cash equivalents at beginning of period	23,297	21,691

Cash and cash equivalents at end of period	$12,028	$17,559

Supplemental disclosures
Interest paid	$9,928	$7,795
Income taxes paid	331	30

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Control Investments: Majority-owned (5):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14-12/14)(1)	$13,216	$13,093	$13,093
		Preferred Units (10.0%, 17,100 units)(1)		17,662	17,662
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks Holdings, Inc.	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	91,703
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	105,840
		Class A Common Stock (4,698,987 shares)		—	—
Central Sun Media, Inc.(6)	Real Estate Investments	Class A Common Stock (93 shares)		—	71
		Class B Common Stock (300 shares)		—	—
Cleartel Communications, Inc.(2) (6)	Communications- CLEC	Subordinated Debt (11.4%, Due 5/08-3/11)	33,447	30,632	29,329
		Series B Preferred Stock (8.0%, 57,862 shares)		50,613	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($5,937)
Coastal Sunbelt, LLC(2)	Food Services	Senior Debt (7.3%, Due 1/12)(1)	15,830	15,679	15,679
		Subordinated Debt (14.8%, Due 1/13)(1)	15,109	14,981	14,981
		Preferred LLC Interest (12.0%, 123,250 units)		13,419	18,994
		Warrants to purchase Class B Common Stock		—	—
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (9.7%, Due 4/12-6/12) (1)	20,544	20,322	20,322
		Subordinated Debt (14.0%, Due 6/13) (1)	8,000	7,931	7,931
		Class B Voting Units (8.0%, 86,700 units)		9,071	8,631
Intran Media, LLC	Other Media	Senior Debt (7.5%, Due 12/11)(1)	12,500	12,340	12,340
		Preferred Units (10.0%, 86,000 units)		9,095	7,764
JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	24,796	24,584	24,584
		Preferred Units (10.0%, 133,204 units)		18,470	15,660
Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13) (1)	26,782	26,584	26,584
		Preferred LLC Interest (8.0%, 301,595 units)		34,015	36,336
JUPR Holdings, Inc.(2)	Information Services	Senior Debt (9.7%, Due 3/10)(1)	2,039	1,922	1,922
		Series A Preferred Stock (10.0%, 100,000 shares)		12,157	13,157
		Common Stock (770,000 shares)		—	3,057
		Standby Letter of Credit ($175)
		Guaranty ($1,021)
LMS Intellibound Investors, LLC (2)	Logistics	Senior Debt (7.5%, Due 5/12-8/12) (1)	12,899	12,771	12,771
		Subordinated Debt (15.0%, Due 11/12) (1)	17,000	16,858	16,858
		Preferred Units (12.0%, 19,650 units)		21,814	30,653
		Warrants to purchase Class B Common Stock		—	—
MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		10	173
Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.1%, Due 3/12)(1)	15,900	15,669	15,669
		Preferred LLC Interest (10.0%, 120,000 units)		13,324	13,324
		Standby Letter of Credit ($117)
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (7.8%, Due 12/10) (1)	7,000	6,958	6,958
		Subordinated Debt (15.0%, Due 12/11)(1)	9,615	9,557	9,557
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	5,607
Superior Industries Investors, LLC (2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13)(1)	17,760	17,626	17,626
		Preferred LLC Units (8.0%, 125,400 units)		14,135	29,385
TNR Entertainment Corp.(2) (6)	Entertainment	Senior Debt (11.3%, Due 9/09)	16,930	15,152	15,152
		Subordinated Debt (16.0%, Due 9/09)	13,847	12,317	12,317
		Series A Preferred Stock (12.5%, 585,939 shares)		15,000	9,173
		Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 9/17)		—	—
Total Sleep Holdings, Inc.(2) (9)	Healthcare	Subordinated Debt (15.0%, Due 9/11)	29,342	26,462	26,462
		Unsecured Note (0.0%, Due 6/11)	375	313	313
		Series A Preferred Stock (10.0%, 3,700 shares)		3,700	6,746
		Common Stock (2,592,920 shares)		1,000	—
Working Mother Media, Inc.(6)	Publishing	Senior Debt (6.6%, Due 12/08)	16,172	11,799	11,799
		Class A Preferred Stock (13.0%, 12,497 shares)		12,497	295
		Class B Preferred Stock (13.0%, 1 share)		1	—
		Class C Preferred Stock (13.0%, 1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($30)

Total Control Investments: Majority-owned (represents 48.0% of total investments at fair value)				792,262	726,478

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Control Investments: Non-majority owned(4):
Crystal Media Network, LLC(6)	Broadcasting	LLC Interest		$2,447	$2,541
National Product Services, Inc. (2)	Business Services	Senior Debt (10.3%, Due 6/09)	$13,279	7,946	13,279
		Subordinated Debt (16.0%, Due 6/09)	14,180	12,306	6,982
		Common Stock (995,428 shares)		—	—
PremierGarage Holdings, LLC(2)	Home Furnishings	Senior Debt (8.0%, Due 6/10-12/10) (1)	8,842	8,779	8,779
		Preferred LLC Units (8.0%, 445 units)		4,971	2,393
		Common LLC Units (356 units)		—	—

Total Control Investments: Non-majority-owned (represents 2.2% of total investments at fair value)				36,449	33,974

Total Control Investments: (represents 50.2% of total investments at fair value)				828,711	760,452

Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (12.6%, Due 10/11) (1)	6,615	6,414	6,363
		Subordinated Debt (16.0%, Due 4/12) (1)	4,775	4,642	4,642
		Common Stock (423 shares)		525	126
		Warrants to purchase Common Stock (expire 10/16)		348	84
Cherry Hill Holdings, Inc.(2)	Entertainment	Senior Debt (10.6%, Due 8/11) (1)	11,067	10,978	10,978
		Series A Preferred Stock (10.0%, 750 shares)		869	869
Stratford School Holdings, Inc.(2)	Education	Senior Debt (7.2%, Due 7/11-9/11) (1)	13,810	13,659	13,659
		Subordinated Debt (14.0%, Due 12/11) (1)	6,717	6,675	6,675
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		30	5,817
		Warrants to purchase Common Stock (expire 5/15) (1)		67	1,932
Sunshine Media Delaware, LLC(2) (6)	Publishing	Class A LLC Interest (8.0%, 563,808 units)		564	622
		Common Stock (145 shares)		581	641
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—
Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (7.0%, Due 12/12) (1)	19,785	19,649	19,501
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500
XFone, Inc.(6)	Communications- Other	Common Stock (868,946 shares)		2,485	3,135
		Warrants to purchase Common Stock (expire 3/11)		—	—

Total Affiliate Investments (represents 5.1% of total investments at fair value)				68,986	76,544

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, lnc.(2)	Consumer Products	Senior Debt (7.4%, Due 6/12) (1)	$21,500	$21,362	$21,362
		Subordinated Debt (14.0%, Due 9/12) (1)	13,201	12,932	12,932
		Class A-1 Common Stock (3,056 shares)		3,056	2,961
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	510
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (9.3%, Due 12/12) (1)	7,680	7,633	7,632
		Subordinated Debt (10.8%, Due 12/12) (1)	2,270	2,197	2,197
		Warrants to purchase Common Stock (expire 11/15)		—	90
Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (10.3%, Due 3/10) (1)	4,312	4,294	4,294
B & H Education, Inc.(2)	Education	Senior Debt (7.2%, Due 3/10) (1)	2,565	2,550	2,550
		Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,368	2,368
BLI Holdings, Inc.(2)	Drugs	Subordinated Debt (12.6%, Due 9/08-3/10) (1)	10,331	10,200	10,200
CEI Holdings Inc.	Cosmetics	Senior Debt (7.0%, Due 3/14) (1)	4,920	4,930	3,897
Cervalis LLC	Business Services	Senior Debt (7.3%, Due 3/12) (1)	17,000	16,882	16,698
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,076	2,060	2,060
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,304	2,347
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialist, Inc.(2)	Auto Parts	Senior Debt (9.9%, Due 7/12) (1)	4,846	4,771	4,771
		Subordinated Debt (15.0%, Due 1/13) (1)	5,053	5,009	5,009
Country Road Communications LLC (2)	Communications-Other	Subordinated Debt (12.6%, Due 7/13) (1)	13,000	12,923	12,923
Crescent Publishing Company, LLC(2)	Newspaper	Senior Debt (14.4%, Due 6/10) (1)	7,650	7,526	7,526
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (9.6%, Due 12/13) (1)	20,000	19,837	19,408
CWP/RMK Acquisition Corp. (2)	Home Furnishings	Senior Debt (10.2%, Due 6/11) (1)	6,033	5,984	5,732
		Subordinated Debt (14.7%, Due 12/12) (1)	11,929	11,843	9,624
		Common Stock (500 shares)		500	—
Cyrus Networks, LLC	Business Services	Senior Debt (7.1%, Due 7/13) (1)	4,383	4,358	4,269
		Subordinated Debt (10.4%, Due 1/14) (1)	4,970	4,943	4,631
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (7.6%, Due 6/11) (1)	21,500	21,343	21,041
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		408	426
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	16
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (9.3%, Due 5/12) (1)	5,563	5,515	5,515
		Subordinated Debt (14.5%, Due 6/12) (1)	5,116	5,071	5,071
Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (10.7%, Due 9/10) (1)	4,640	4,576	4,576
		Subordinated Debt (16.0%, Due 3/11) (1)	9,062	9,015	9,015
Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (15.0%, Due 12/12) (1)	3,014	2,994	1,110
Florida Tower Partners II, LLC	Communications- Other	Senior Debt (10.0%, Due 12/08)	1,610	1,610	1,610
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (10.6%, Due 5/14) (1)	17,500	16,797	16,797
		Series A Preferred Shares (14.0%, 5,000,000 shares)		5,238	5,238
		Class C Shares (621,907 shares)		622	622
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (8.0%, Due 4/19)	—	3,599	2,117
GoldenSource Holdings Inc.(6)	Technology	Warrants to purchase Class A Common Stock (expire 10/08)		—	—

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
GSDM Holdings, LLC (2)	Healthcare	Senior Debt (8.1%, Due 2/13) (1)	$9,000	$8,882	$8,882
		Subordinated Debt (14.0%, Due 8/13)	7,691	7,642	7,642
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	4,369
Home Interiors & Gifts, Inc. (6) (10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)	4,141	3,990	1,102
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		7,063	7,063
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		422	26,201
Jupitermedia Corporation(6)	Information Services	Common Stock (148,373 shares)		2,114	310
Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (10.3%, Due 8/13)(1)	3,000	2,994	2,760
Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (12.2%, Due 12/11)(1)	2,081	2,088	1,308
The Matrixx Group, Incorporated (2)	Plastic Products	Subordinated Debt (13.8%, Due 9/13) (1)	16,349	16,215	16,215
Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (13.5%, Due 4/14) (1)	12,500	12,383	12,383
		Preferred Units (10.0%, 1,250,000 units)		1,303	1,303
		Class A Common Units (1,250,000 units)		—	—
MCI Holdings LLC (2)	Healthcare	Subordinated Debt (12.7%, Due 4/13) (1)	30,813	30,613	30,613
		Class A LLC Interest (4,712,042 units)		3,000	4,233
Metropolitan Telecommunications Holding Company (2)	Communications-CLEC	Senior Debt (9.8%, Due 6/10-9/10) (1)	17,750	17,564	17,564
		Subordinated Debt (13.7%, Due 12/10)(1)	10,929	10,813	10,813
		Warrants to purchase Common Stock (expire 9/13)		1,843	9,996
MicroCal Holdings, LLC (2)	Laboratory Instruments	Senior Debt (7.3%, Due 3/10-9/10) (1)	10,430	10,370	10,370
		Subordinated Debt (14.5%, Due 3/11) (1)	9,000	9,000	9,000
Miles Media Group, LLC (2)	Publishing	Senior Debt (8.9%, Due 6/13) (1)	18,921	18,503	18,503
NDSSI Holdings, LLC (2)	Electronics	Senior Debt (8.0%, Due 12/10-12/11) (1)	19,897	19,714	19,714
		Subordinated Debt (15.0%, Due 12/12) (1)	20,310	20,223	20,223
		Class A Common LLC Interest (1,000,000 units)		333	1,185
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—
New England Precision Grinding Holdings, LLC	Industrial Products	Senior Debt (11.2%, Due 10/13) (1)	26,000	25,737	25,737
		Common Units (1,000,000 units)		1,000	1,000
PartMiner, Inc. (2)	Information Services	Senior Debt (9.7%, Due 6/09) (1)	1,848	1,828	1,828
Philadelphia Newspapers, LLC	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14) (1)	5,082	5,071	5,034

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Powercom Corporation (2)	Communications-CLEC	Senior Debt (10.0%, Due 2/10)	$1,685	$1,685	$1,682
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (8.5%, Due 12/10-5/11) (1)	17,086	16,992	16,992
		Subordinated Debt (15.0%, Due 12/11) (1)	18,032	17,882	17,882
		Preferred LLC Interest (1,000,000 units)		501	1,286
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (14.0%, Due 2/12) (1)	30,743	30,543	30,543
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	171
Sagamore Hill Broadcasting, LLC (2)	Broadcasting	Senior Debt (9.1%, Due 8/12) (1)	25,350	25,185	24,735
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (9.7%, Due 7/14) (1)	6,000	5,995	5,722
Teleguam Holdings, LLC (2)	Communications-Other	Subordinated Debt (10.1%, Due 10/12) (1)	20,000	19,848	19,140
ValuePage, Inc. (6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,198	1,023	28
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC (2)	Broadcasting	Senior Debt (12.9%, Due 3/09) (1)	11,337	10,923	10,820
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)	1,744	1,414	731
Wiesner Publishing Company, LLC	Publishing	Warrants to purchase LLC Units (expire 6/12)		406	3,872
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (4.9%, Due 2/14) (1)	3,960	3,986	3,590
Xpressdocs Holdings, Inc. (2)	Business Services	Senior Debt (6.9%, Due 7/11-12/11) (1)	15,667	15,553	15,295
		Subordinated Debt (14.0%, Due 7/12) (1)	6,270	6,228	6,228
		Series A Preferred Stock (161,870 shares)		500	520

Total Non-Affiliate Investments (represents 44.7% of total investments at fair value)				653,247	675,420

Total Investments				$1,550,944	$1,512,416

Put Options Granted
Total Sleep Holdings, Inc. (2) (6) (9)	Healthcare	Put option granted (expires 4/09)		$1,000	$1,000

Total Put Options Granted				$1,000	$1,000

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Control Investments: Majority-owned (5):
Avenue Broadband LLC (2)	Cable	Subordinated Debt (14.0%, Due 3/14)(1)	$13,050	$12,922	$12,922
		Preferred Units (10.0%, 17,100 units) (1)		17,236	17,236
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks Holdings, Inc.	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares) Series A-1 Preferred Stock (12.0%, 100,702 shares)		78,267 73,206	87,986 101,551
		Class A Common Stock (4,698,987 shares)		—	—
Central Sun Media, Inc.(6)	Real Estate Investments	Class A Common Stock (93 shares) Class B Common Stock (300 shares)		— —	75 —
Chesapeake Tower Holdings, LLC	Communications- Other	Senior Debt (10.8%, Due 5/10) Preferred LLC Interest (8.0%, 3,139 units)	400	397 3,139	397 3,139
		Class A Common LLC Interest (4,000 units)		—	—
Cleartel Communications, Inc.(2) (6)	Communications- CLEC	Subordinated Debt (13.3%, Due 5/08-3/11)	28,255	26,533	25,230
		Series B Preferred Stock (8.0%, 57,862 shares)		50,613	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($6,030)
Coastal Sunbelt, LLC(2)	Food Services	Senior Debt (9.3%, Due 1/12-7/12)(1)	16,100	15,938	15,938
		Subordinated Debt (14.8%, Due 1/13)(1)	14,996	14,862	14,862
		Preferred LLC Interest (12.0%, 123,250 units)		13,030	18,220
		Warrants to purchase Class B Common Stock		—	—
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (10.2%, Due 4/12-6/12) (1)	19,624	19,390	19,390
		Subordinated Debt (14.0%, Due 6/13) (1)	8,000	7,928	7,928
		Class B Voting Units (8.0%, 86,700 units)		9,071	10,027
Intran Media, LLC	Other Media	Senior Debt (9.6%, Due 12/11) (1)	12,000	11,832	11,832
		Preferred Units (10.0%, 86,000 units)		9,095	8,260
JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	24,143	23,924	23,924
		Preferred Units (10.0%, 133,204 units)		18,471	21,816
Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13) (1)	26,647	26,439	26,439
		Preferred LLC Interest (8.0%, 301,595 units)		33,365	36,535
JUPR Holdings, Inc.(2)	Information Services	Senior Debt (11.8%, Due 3/10) (1)	2,039	1,908	1,908
		Series A Preferred Stock (10.0%, 100,000 shares)		11,908	12,908
		Common Stock (770,000 shares)		—	3,244
		Standby Letter of Credit ($175)
		Guaranty ($1,089)
LMS Intellibound Investors, LLC (2)	Logistics	Senior Debt (8.9%, Due 5/12-8/12) (1)	23,661	23,443	23,443
		Subordinated Debt (15.0%, Due 11/12) (1)	17,130	16,984	16,984
		Preferred Units (12.0%, 19,650 units)		21,227	29,578
		Warrants to purchase Class B Common Stock		—	—
MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		55	770
Orbitel Holdings, LLC(2)	Cable	Senior Debt (10.9%, Due 3/12) (1)	15,750	15,509	15,509
		Preferred LLC Interest (10.0%, 120,000 units) Standby Letter of Credit ($117)		13,069	13,526
RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt (9.6%, Due 12/10) (1)	7,000	6,891	6,891
		Subordinated Debt (15.0%, Due 12/11)(1)	9,542	9,542	9,542
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	8,175
Superior Industries Investors, LLC (2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13)(1)	17,671	17,530	17,530
		Preferred LLC Units (8.0%, 125,400 units)		13,866	29,429
TNR Entertainment Corp.(2) (6)	Entertainment	Senior Debt (13.1%, Due 9/09)	16,076	15,152	15,152
		Subordinated Debt (16.0%, Due 9/09)	12,998	12,317	12,317
		Series A Preferred Stock (12.5%, 351,563 shares)		9,000	3,173
		Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 9/17)		—	—
Total Sleep Holdings, Inc.(2) (9)	Healthcare	Subordinated Debt (15.0%, Due 9/11)	28,388	25,498	25,498
		Unsecured Note (0.0%, Due 6/11)	375	309	309
		Series A Preferred Stock (10.0%, 3,700 shares)		3,700	224
		Common Stock (2,592,920 shares)		1,000	—
Working Mother Media, Inc.(6)	Publishing	Senior Debt (8.5%, Due 12/08)	15,779	11,649	11,649
		Class A Preferred Stock (13.0%, 12,497 shares)		12,497	4,185
		Class B Preferred Stock (13.0%, 1 share)		1	—
		Class C Preferred Stock (13.0%, 1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($119)

Total Control Investments: Majority-owned (represents 46.9% of total investments at fair value)				781,963	725,651

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Control Investments: Non-majority owned(4):
Crystal Media Network, LLC(6) (7)	Broadcasting	LLC Interest		$3,060	$2,641
National Product Services, Inc. (2)	Business Services	Senior Debt (12.8%, Due 6/09)	$13,153	7,347	13,153
		Subordinated Debt (16.0%, Due 6/09)	13,622	11,739	4,814
		Common Stock (995,428 shares)		—	—
PremierGarage Holdings, LLC(2)	Home Furnishings	Senior Debt (9.7%, Due 6/10-12/10) (1)	9,800	9,728	9,728
		Preferred LLC Units (8.0%, 445 units)		4,971	4,683
		Common LLC Units (356 units)		—	—

Total Control Investments: Non-majority-owned (represents 2.3% of total investments at fair value)				36,845	35,019

Total Control Investments: (represents 49.2% of total investments at fair value)				818,808	760,670

Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.2%, Due 10/11) (1)	6,825	6,608	6,608
		Subordinated Debt (16.0%, Due 4/12) (1)	4,727	4,620	4,620
		Common Stock (423 shares)		525	299
		Warrants to purchase Common Stock (expire 10/16)		348	198
Cherry Hill Holdings, Inc.(2)	Entertainment	Senior Debt (13.0%, Due 8/11) (1)	11,282	11,184	11,184
		Series A Preferred Stock (10.0%, 750 shares)		850	850
Stratford School Holdings, Inc. (2)	Education	Senior Debt (9.4%, Due 7/11-9/11) (1)	13,100	12,890	12,890
		Subordinated Debt (14.0%, Due 12/11) (1)	6,717	6,682	6,682
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		—	5,409
		Warrants to purchase Common Stock (expire 5/15) (1)		67	1,850
Sunshine Media Delaware, LLC (2) (6)	Publishing	Class A LLC Interest (8.0%, 563,808 units)		564	592
		Common Stock (145 shares)		581	610
		Option to acquire Warrants to purchase		—	—
		Class B LLC Interest (expire 5/14)
Velocity Technology Enterprises, Inc. (2)	Business Services	Senior Debt (9.0%, Due 12/12) (1)	21,764	21,612	21,612
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500
XFone, Inc. (6)	Communications- Other	Common Stock (868,946 shares)		2,485	2,697
		Warrants to purchase Common Stock (expire 3/11)		—	—

Total Affiliate Investments (represents 5.0% of total investments at fair value)				70,516	77,601

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Non-Affiliate Investments (less than 5% owned):
Active Brands International, Inc.(2)	Consumer Products	Senior Debt (9.4%, Due 6/12) (1)	$21,750	$21,603	$21,603
		Subordinated Debt (14.0%, Due 9/12) (1)	13,135	12,842	12,842
		Class A-1 Common Stock (3,056 shares)		3,056	3,056
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	526
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (11.3%, Due 12/12) (1)	7,780	7,729	7,729
		Subordinated Debt (11.7%, Due 12/12) (1)	2,233	2,157	2,157
		Warrants to purchase Common Stock (expire 11/15)		—	139
Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (11.3%, Due 3/10) (1)	4,644	4,624	4,624
B & H Education, Inc.(2)	Education	Senior Debt (9.3%, Due 3/10) (1)	2,824	2,806	2,806
		Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,330	2,330
BLI Holdings, Inc.(2)	Drugs	Subordinated Debt (14.9%, Due 3/10) (1)	10,239	10,147	10,147
CEI Holdings Inc.	Cosmetics	Senior Debt (7.5%, Due 3/14) (1)	4,933	4,944	4,451
Cervalis LLC	Business Services	Senior Debt (8.6%, Due 3/12) (1)	15,000	14,870	14,870
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,061	2,045	2,045
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,237	2,353
		Warrants to purchase Class B Common Stock		—	—
Communicom Broadcasting, LLC (2)	Broadcasting	Senior Debt (11.8%, Due 2/11) (1)	11,138	11,062	11,062
Construction Trailer Specialist, Inc. (2)	Auto Parts	Senior Debt (10.4%, Due 7/12) (1)	7,059	6,975	6,975
		Subordinated Debt (15.0%, Due 1/13) (1)	5,104	5,058	5,058
Country Road Communications LLC(2)	Communications-Other	Subordinated Debt (12.6%, Due 7/13) (1)	13,000	12,919	12,919
Crescent Publishing Company, LLC (2)	Newspaper	Senior Debt (14.7%, Due 6/09) (1)	7,679	7,532	7,532
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (11.9%, Due 12/13) (1)	20,000	19,830	19,830
CWP/RMK Acquisition Corp. (2)	Home Furnishings	Senior Debt (10.7%, Due 6/11) (1)	6,189	6,135	6,135
		Subordinated Debt (15.2%, Due 12/12) (1)	11,928	11,838	11,838
		Common Stock (500 shares)		500	6
Cyrus Networks, LLC	Business Services	Senior Debt (9.3%, Due 7/13) (1)	4,183	4,128	4,128
		Subordinated Debt (12.1%, Due 1/14) (1)	4,601	4,601	4,601
Dayton Parts Holdings, LLC (2)	Auto Parts	Subordinated Debt (9.9%, Due 6/11) (1)	21,500	21,331	21,331
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		408	440
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	20
Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.5%, Due 5/12) (1)	5,563	5,466	5,466
		Subordinated Debt (14.5%, Due 6/12) (1)	5,058	5,058	5,058
Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (11.8%, Due 9/10) (1)	4,640	4,599	4,599
		Subordinated Debt (16.0%, Due 3/11) (1)	9,063	9,012	9,012
Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (14.2%, Due 12/12) (1)	3,000	2,997	2,022
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (12.6%, Due 5/14) (1)	17,500	16,727	16,727
		Series A Preferred Shares (14.0%, 5,000,000 shares)		5,061	5,061
		Class C Shares (621,907 shares)		622	622
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)		3,575	2,756
GoldenSource Holdings Inc.(6)	Technology	Warrants to purchase Class A Common Stock (expire 10/08)		—	—
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (9.9%, Due 2/13) (1)	9,000	8,874	8,874
		Subordinated Debt (14.0%, Due 8/13)	7,652	7,601	7,601
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	4,397
Home Interiors & Gifts, Inc. (6) (10)	Home Furnishings	Senior Debt (10.3%, Due 3/11)	4,141	3,990	2,147
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		6,925	6,925
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		421	26,044
Jupitermedia Corporation(6)	Information Services	Common Stock (148,373 shares)		2,114	567
Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (12.3%, Due 8/13) (1)	3,000	2,993	2,993
Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (14.7%, Due 12/11) (1)	2,058	2,065	1,797

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
The Matrixx Group, Incorporated(2)	Plastic Products	Subordinated Debt (13.8%, Due 9/13) (1)	$16,266	$16,126	$16,126
Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (13.5%, Due 4/14) (1)	12,500	12,378	12,378
		Preferred Units (10.0%, 1,250,000 units)		1,269	1,269
		Class A Common Units (1,250,000 units)		—	—
MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13) (1)	30,606	30,395	30,395
		Class A LLC Interest (4,712,042 units)		3,000	3,752
Metropolitan Telecommunications Holding Company (2)	Communications-CLEC	Senior Debt (12.0%, Due 6/10-9/10) (1)	18,388	18,046	18,046
		Subordinated Debt (15.8%, Due 12/10) (1)	10,929	10,929	10,929
		Warrants to purchase Common Stock (expire 9/13)		1,843	9,863
MicroCal Holdings, LLC(2)	Laboratory Instruments	Senior Debt (9.4%, Due 3/10-9/10) (1)	10,940	10,867	10,867
		Subordinated Debt (14.5%, Due 3/11) (1)	9,115	9,115	9,115
Micro Dental Laboratories (2)	Healthcare	Subordinated Debt (15.0%, Due 1/08) (1)	12,567	12,567	12,567
Miles Media Group, LLC(2)	Publishing	Senior Debt (11.6%, Due 6/13) (1)	19,374	18,932	18,932
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (10.1%, Due 12/10-12/11) (1)	19,897	19,691	19,691
		Subordinated Debt (15.0%, Due 12/12) (1)	19,957	19,865	19,865
		Class A Common LLC Interest (1,000,000 units)		333	965
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—
New England Precision Grinding Holdings, LLC	Industrial Products	Senior Debt (11.7%, Due 10/13) (1)	26,000	25,723	25,723
		Common Units (1,000,000 units)		1,000	1,000
PartMiner, Inc.(2)	Information Services	Senior Debt (11.8%, Due 6/09) (1)	2,343	2,320	2,320
Philadelphia Newspapers, LLC	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14) (1)	5,041	5,029	5,029
Powercom Corporation(2)	Communications-CLEC	Senior Debt (10.0%, Due 2/10)	1,878	1,878	1,878
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical Holdings, LLC(2)	Laboratory Instruments	Senior Debt (10.8%, Due 5/11)(1)	15,500	15,394	15,394
		Subordinated Debt (15.0%, Due 12/11) (1)	18,032	17,872	17,872
		Preferred LLC Interest (1,000,000 units)		484	1,279
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (14.0%, Due 2/12) (1)	30,389	30,176	30,176
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	275
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (10.9%, Due 8/12) (1)	25,450	25,276	25,276
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (11.8%, Due 12/13) (1)	6,000	5,994	5,994
Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (12.5%, Due 10/12) (1)	20,000	19,839	19,839
ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,187	1,038	28
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC(2)	Broadcasting	Senior Debt (13.5%, Due 3/09) (1)	11,280	10,899	10,899
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)	1,554	1,302	882

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Wiesner Publishing Company, LLC	Publishing	Warrants to purchase LLC Units (expire 6/12)		$406	$3,740

Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (7.1%, Due 2/14) (1)	$3,970	3,997	3,898

Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (8.7%, Due 7/11- 12/11) (1)	16,105	15,977	15,977
		Subordinated Debt (14.0%, Due 7/12) (1)	6,230	6,185	6,185
		Series A Preferred Stock (161,870 shares)		500	487

Total Non-Affiliate Investments (represents 45.8% of total investments at fair value)				675,077	706,819

Total Investments				$1,564,401	$1,545,090

Put/Call Options Granted or Written
Crystal Media Network, LLC (6) (7)	Broadcasting	Call options written		$—	$419

Total Sleep Holdings, Inc. (2) (6) (9)	Healthcare	Put option granted (expires 4/09)		1,000	1,000

Total Put/Call Options Granted or Written				$1,000	$1,419

(1)

Some or all of this security is being funded through our SBIC subsidiary or one of our other financing subsidiaries and may have been pledged as collateral in connection therewith. See Note 4—Borrowings to the Consolidated Financial Statements.

(2)	Some of the securities listed are issued by one or more affiliates of the listed portfolio company.
(3)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5%, but not more than 25% of the voting securities of the company.
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
(7)

In August 2006, MCG sold 50.1% of its equity in Crystal Media Network, LLC (“Crystal Media”). As part of the transaction, MCG also issued a written call option to the buyer on up to an additional 10% ownership interest in Crystal Media for $110. The option was exercised in February, 2008. This call option was included in other liabilities at fair value on MCG’s Consolidated Balance Sheet as of December 31, 2007.

(8)

Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates. Rates on preferred stock and preferred LLC interests, where applicable, represent the contractual rate.

(9)

MCG acquired 61% of Total Sleep Holdings, Inc. common stock during the second quarter of 2007, which resulted in it being classified as a majority owned control investment since June 30, 2007. In connection with this transaction, MCG granted a put option to a private equity firm to put an additional 34% of the common stock of Total Sleep Holdings, Inc. to MCG for a price of $1,000. This put option expires April 30, 2009 if not exercised prior to that date. This put option was outstanding as of March 31, 2008 and December 31, 2007 and was included in other liabilities at fair value on MCG’s Consolidated Balance Sheets.

(10)	Home Interiors & Gifts, Inc., filed for Chapter 11 bankruptcy protection on April 29, 2008.
(11)

The presentation of the Consolidated Schedule of Investments as of December 31, 2007 was modified from the presentation in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to incorporate unearned fees into the cost and fair value of the associated debt investments in our portfolio. Concurrent with the adoption of SFAS No. 157—Fair Value Measurements, or SFAS 157 the Company changed its balance sheet presentation for all periods to reclassify unearned fees to the associated debt investments. Prior to the adoption of SFAS 157 on January 1, 2008, unearned fees were reported as a single line item on the Consolidated Schedule of Investments. This change had no impact on the aggregate cost or fair value of the Company’s investment portfolio and had no impact on the Company’s financial position or results of operations. See Note 3—Fair Value Measurements for additional information about the Company’s implementation of SFAS 157.

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

MCG Capital Corporation (“MCG” or the “Company”) is a solutions-focused commercial finance company that provides capital and advisory services to middle-market companies throughout the United States. The Company is a non-diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or 1940 Act. MCG’s organization includes the following categories of subsidiaries:

Wholly Owned Special Purpose Financing Subsidiaries—These subsidiaries are bankruptcy remote, special purpose entities to which the Company transfers certain loans. Each financing subsidiary, in turn, transfers the loans to a Delaware statutory trust. For accounting purposes, the transfers of the loans to the Delaware statutory trusts are structured as on-balance sheet securitizations.

Small Business Investment Subsidiaries—The Company owns Solutions Capital I, LP, a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, which operates as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended. In connection with the formation of Solutions Capital I, LP, MCG also established another wholly owned subsidiary, Solutions Capital GP, LLC, to act as the general partner of Solutions Capital I, LP, while MCG is the sole limited partner.

Taxable Subsidiaries—Currently, MCG qualifies as a regulated investment company, or RIC, for federal income tax purposes, which allows it to avoid paying corporate income taxes on any income or gains that it distributes to its shareholders. The Company has certain wholly owned taxable subsidiaries, or Taxable Subsidiaries, which each hold one or more portfolio investments listed on MCG’s Consolidated Schedule of Investments. The purpose of the Taxable Subsidiaries is to permit MCG to hold portfolio companies that are organized as limited liability companies, or LLCs, (or other forms of pass–through entities) and still satisfy the RIC tax requirement that at least 90% of the Company’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass–through entity) portfolio investment would flow through directly to the Company for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize MCG’s ability to qualify as a RIC and, therefore, cause the Company to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to the Company, thereby helping MCG preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in MCG’s Consolidated Statement of Operations.

BASIS OF PRESENTATION

The accompanying financial statements reflect the consolidated accounts of MCG, including Solutions Capital I, LP, Solutions Capital GP, LLC, and MCG’s special purpose financing subsidiaries, MCG Finance I, LLC, MCG Finance V, LLC, MCG Finance VII, LLC, and MCG Finance VIII, LLC. All significant intercompany balances have been eliminated. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, MCG does not consolidate portfolio company investments, including those in which it has a controlling interest.

MCG’s interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and in accordance with the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X, under the Securities Exchange Act of 1934, as amended. Accordingly, they are unaudited and exclude some disclosures required for annual financial statements. Management believes it has made all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of these interim financial statements.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

Company’s Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. Certain prior period information has been reclassified to conform to current year presentation.

USE OF ESTIMATES

Preparing financial statements requires the Company to make estimates and assumptions that affect the amounts reported on its Consolidated Financial Statements and accompanying notes. Although management believes the estimates and assumptions used in preparing these interim consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ materially.

NOTE 2—INVESTMENTS

As described more fully in Note 3—Fair Value Measurements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157, for its financial assets. Concurrent with the adoption of SFAS 157, the Company changed its balance sheet presentation for all periods to reclassify unearned fees to the associated debt investments. Prior to the adoption of SFAS 157 on January 1, 2008, the Company reported unearned fees as a single line item on the Consolidated Balance Sheets and Consolidated Schedule of Investments. This change in presentation had no impact on the aggregate net cost or fair value of the Company’s investment portfolio and had no impact on the Company’s financial position or results of operations. See Note 3—Fair Value Measurements for additional information about the Company’s implementation of SFAS 157.

The following table summarizes the composition of MCG’s investments at cost as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments(a)
Senior secured debt(a)	$453,963	29.3%	$476,853	30.5%
Subordinated debt(a)
Secured(a)	527,235	34.0	532,213	34.0
Unsecured(a)	33,442	2.1	32,609	2.1

Total debt investments(a)	1,014,640	65.4	1,041,675	66.6

Equity investments
Preferred equity	448,242	28.9	434,007	27.7
Common/Common equivalents equity	88,062	5.7	88,719	5.7

Total equity investments	536,304	34.6	522,726	33.4

Total investments(a)	$1,550,944	100.0%	$1,564,401	100.0%

(a)	Concurrent with the Company’s January 1, 2008 adoption of SFAS 157, unearned fees have been netted against the associated debt investments for both March 31, 2008 and December 31, 2007.

The following table summarizes the composition of MCG’s investment portfolios at fair value as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments(a)
Senior secured debt(a)	$452,445	29.9%	$479,214	31.0%
Subordinated debt(a)
Secured(a)	513,467	34.0	522,742	33.9
Unsecured(a)	32,722	2.1	32,189	2.1

Total debt investments(a)	998,634	66.0	1,034,145	67.0

Equity investments
Preferred equity	449,978	29.8	447,229	28.9
Common/Common equivalents equity	63,804	4.2	63,716	4.1

Total equity investments	513,782	34.0	510,945	33.0

Total investments(a)	$1,512,416	100.0%	$1,545,090	100.0%

(a)	Concurrent with the Company’s January 1, 2008 adoption of SFAS 157, unearned fees have been netted against the associated debt investments for both March 31, 2008 and December 31, 2007.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

The Company’s debt instruments generally provide for a contractual variable interest rate typically ranging from 6.5% to 16.5%, a portion of which may be deferred. As of March 31, 2008, approximately 62.1% of the fair value of the Company’s outstanding loan portfolio was at variable rates determined on the basis of a benchmark LIBOR or prime rate and 37.9% was at fixed rates. In addition, as of March 31, 2008, approximately 27.6% of the loan portfolio had floors ranging between 1.50% and 3.0% of the LIBOR base index. The Company’s loans generally have stated maturities at origination that range from four to eight years. Customers typically pay an origination fee based on a percentage of the commitment amount and a fee on any undrawn commitments.

When one of the Company’s loans becomes more than 90 days past due or the Company does not expect the customer to be able to service its debt and other obligations, the Company generally places the loan on non-accrual status and ceases to recognize interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes loans in the Company’s portfolio that were more than 90 days past due, as well as loans in the Company’s portfolio that were on non-accrual status, at fair value as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Fair Value	% of Loan Portfolio	Fair Value(a)	% of Loan Portfolio(a)
Loans greater than 90 days past due
On non-accrual status	$11,827	1.18%	$28	—%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$11,827	1.18%	$28	—%

Loans on non-accrual status
0 to 90 days past due	$58,633	5.88%	$67,378	6.52%
Greater than 90 days past due	11,827	1.18	28	—

Total loans on non-accrual status	$70,460	7.06%	$67,406	6.52%

(a)	Concurrent with the Company’s January 1, 2008 adoption of SFAS 157, unearned fees have been netted against the associated debt investments for both March 31, 2008 and December 31, 2007.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

The following table summarizes MCG’s portfolio by industry at cost as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Investments at Cost(b)	Percent of Total Portfolio	Investments at Cost(b)	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$335,040	21.6%	$323,726	20.7%
Communications—Other	37,899	2.4	39,872	2.6
Healthcare	128,627	8.3	140,168	9.0
Cable	112,632	7.3	111,017	7.1
Business Services	89,865	5.8	88,459	5.7
Food Services	74,958	4.8	74,342	4.8
Plastic Products	79,808	5.1	78,927	5.0
Broadcasting	77,293	5.0	87,988	5.6
Logistics	51,443	3.3	61,654	3.9
Laboratory Instruments	54,745	3.5	53,732	3.4
Publishing	64,690	4.2	64,962	4.2
Entertainment	57,316	3.7	51,503	3.3
Sporting Goods	31,761	2.0	31,396	2.0
Home Furnishings	50,990	3.3	52,256	3.3
Electronics	40,270	2.6	39,889	2.6
Consumer Products	37,681	2.4	37,832	2.4
Information Services	34,602	2.2	34,768	2.2
Technology	8,583	0.6	8,444	0.5
Education	24,349	1.6	23,775	1.5
Auto Parts	32,120	2.1	34,361	2.2
Industrial Products	26,737	1.7	26,723	1.7
Insurance	22,657	1.5	22,410	1.4
Other Media	21,435	1.4	20,927	1.3
Other(a)	55,443	3.6	55,270	3.6

Total	$1,550,944	100.0%	$1,564,401	100.0%

(a)	No individual industry within this category exceeds 1%.
(b)	Concurrent with the Company’s January 1, 2008 adoption of SFAS 157, unearned fees have been netted against the associated debt investments for both March 31, 2008 and December 31, 2007.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

The following table summarizes MCG’s portfolio by industry at fair value as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Investments at Fair Value(b)	Percent of Total Portfolio	Investments at Fair Value(b)	Percent of Total Portfolio
Telecommunications—CLEC	$266,927	17.6%	$255,483	16.5%
Communications—Other	37,009	2.4	39,789	2.6
Healthcare	129,362	8.6	136,496	8.8
Cable	109,911	7.3	114,958	7.4
Business Services	88,903	5.9	87,327	5.7
Food Services	80,368	5.3	79,471	5.1
Plastic Products	80,245	5.3	81,122	5.3
Broadcasting	75,711	5.0	88,105	5.7
Logistics	60,282	4.0	70,005	4.5
Laboratory Instruments	55,530	3.7	54,527	3.5
Publishing	55,140	3.6	59,538	3.9
Entertainment	48,489	3.2	42,676	2.8
Sporting Goods	47,011	3.1	46,959	3.0
Home Furnishings	41,605	2.8	49,255	3.2
Electronics	41,122	2.7	40,521	2.6
Consumer Products	37,765	2.5	38,027	2.5
Information Services	36,582	2.4	37,465	2.4
Technology	34,362	2.3	34,067	2.2
Education	33,001	2.2	31,967	2.1
Auto Parts	31,836	2.1	34,393	2.2
Industrial Products	26,737	1.8	26,723	1.7
Insurance	22,657	1.5	22,410	1.5
Other Media	20,104	1.3	20,092	1.3
Other (a)	51,757	3.4	53,714	3.5

Total	$1,512,416	100.0%	$1,545,090	100.0%

(a)	No individual industry within this category exceeds 1%.
(b)	Concurrent with the Company’s January 1, 2008 adoption of SFAS 157, unearned fees have been netted against the associated debt investments for both March 31, 2008 and December 31, 2007.

On July 31, 2006, the Company issued a call option to a private investor in connection with the sale of 50.1% of its ownership of Crystal Media Network, LLC, or CMN. The option, which was exercised in February 2008, allowed the private investor to acquire an additional 10% of the ownership of CMN from the Company for $110. This call option was included in other liabilities at fair value on the Company’s consolidated balance sheet as of December 31, 2007. The following table summarizes the call options issued for the three months ended March 31, 2008:

	Three Months Ended March 31, 2008
	Cost	Fair Value
Call options outstanding at the beginning of the period	$—	$419
Call options exercised	—	(419)

Call options outstanding at the end of the period	$—	$—

In addition, one put option granted by the Company was outstanding at March 31, 2008. During 2007, the Company granted a put option to a private equity firm to put an additional 34% of the common stock of Total Sleep Holdings, Inc., to the Company for a price of $1,000. This put option expires April 30, 2009 if not exercised prior to that date. This put option, which has a fair value of $1,000, is included in other liabilities at fair value on the Company’s Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

NOTE 3—FAIR VALUE MEASUREMENT

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157, which, for financial assets, is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In part, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based upon the best available information.

The following table presents the financial instruments carried at fair value as of March 31, 2008, by caption on the Consolidated Balance Sheet for each of the three levels of hierarchy established by SFAS 157.

	As of March 31, 2008
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Consolidated Balance Sheet
Non-affiliate investments	$310	$13,124	$661,986	$675,420
Affiliate investments	3,135	—	73,409	76,544
Control investments	—	—	760,452	760,452

Total investments at fair value	$3,445	$13,124	$1,495,847	$1,512,416

The Company uses several valuation methodologies to estimate fair value, which generally results in a range of fair values from which the Company derives a single estimate of fair value of the portfolio company. In determining the fair value of a portfolio company, the Company analyzes the portfolio company’s historical and projected financial results, as well as key market value factors. Described below is an overview of the methods the Company uses to determine fair value for those investments in its portfolio that are not traded actively. In determining fair value the Company assumes that the securities in its portfolio would be exchanged in an orderly transaction at the measurement date.

•

Valuation of Majority-Owned Control Investments—Majority-owned control investments, which represents 48.0% of the Company’s investment portfolio, are composed of equity and debt securities for which the Company holds a majority ownership position and, in most cases, control the portfolio company’s board of directors. Market quotations are not readily available for our control investments. As a result, the Company determines the fair value of these investments, using a combination of market and income approaches. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. Generally, the Company applies multiples that it has observed for other comparable companies to relevant financial data for the portfolio company. The Company also uses income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. The valuation approaches for the Company’s majority-owned investments estimates the value of the investment if the Company were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

these valuation approaches consider the value associated with its ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

•

Valuation of Non-Majority Owned Control Investments and Non-Control Investments—Non-majority owned control investments, which represents 2.2% of our investment portfolio, are composed of debt and equity securities for which the Company has control, but are not the majority owner. Non-control investments, which represent 49.8% of the Company’s investment portfolio, are composed of debt and equity securities for which the Company does not have a controlling interest and for which a quoted market price is not readily available, which includes both affiliate and non-affiliate investments. For the Company’s non-majority owned control equity investments and its non-control equity investments, the Company uses the market and income approaches used for our control investments. For non-majority owned control debt investments and non-control debt investments, the Company determines the fair value, primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security to maturity, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments.

•

Valuation of Thinly Traded and Over the Counter Securities—Securities that are traded in the over-the-counter market or on a stock exchange, including broadly syndicated securities, generally will be valued at the average of the prevailing bid and ask price on the date of the relevant period end. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the transferable restrictions on sale.

As part of its valuation analyses, the Company also includes relevant key events that could affect the value of the securities, events, including private mergers and acquisitions, purchase transactions, public offerings, or subsequent debt or equity sales. In addition, our fair value analyses also factor in other relevant data, such as market changes and industry valuation benchmarks. The independent valuations and reviews are considered by our board of directors in its determination of the fair value of our portfolio companies. The Company has utilized, and intends to continue to utilize, independent valuation firms to obtain additional support in the preparation of its internal valuation analyses each quarter.

CHANGES IN LEVEL 3 FAIR VALUE MEASUREMENTS

The following table provides a roll-forward in the changes in fair value from December 31, 2007 to March 31, 2008, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2007	$689,181	$74,904	$760,670	$1,524,755
Total realized/unrealized (losses) gains(a)	(5,344)	34	(9,923)	(15,233)
Purchases, issuances and settlements, net	(21,851)	(1,529)	9,705	(13,675)
Transfers in (out) of Level 3	—	—	—	—

Fair value as of March 31, 2008	$661,986	$73,409	$760,452	$1,495,847

Change in unrealized (losses) gains related to financial instruments held at March 31, 2008(a)	$(5,334)	$34	$(10,123)	$(15,423)

(a)

Unrealized gains and losses are reported on our Consolidated Statements of Income for the three months ended March 31, 2008, under the caption “Net unrealized (depreciation) appreciation on investments.”

The Company’s adoption of SFAS 157 resulted in a change in estimate in valuing most of the debt we have issued to non-control portfolio companies. In the first quarter of 2008, the impact of this change in estimate totaled a $3.8 million net unrealized loss.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

FAIR VALUE MEASUREMENTS FOR NONFINANCIAL ASSETS AND LIABILITIES

On February 12, 2008, FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, or FAS 157-2, was issued, which deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. FAS 157-2 did not, however, defer the effective date for the adoption of SFAS 157 for financial assets and liabilities. The Company adopted SFAS 157 for its financial assets effective January 1, 2008, but has deferred the adoption of SFAS 157 for its nonfinancial assets. Currently, the Company is evaluating the impact that adoption of SFAS 157 for its non-financial assets and liabilities will have on its financial position and results of operations.

NOTE 4—BORROWINGS

The following summarizes the Company’s borrowings as of March 31, 2008 and December 31, 2007:

		March 31, 2008			December 31, 2007
	Maturity Date	Facility amount		Amount outstanding	Facility amount	Amount outstanding
Unsecured Notes	October 2010	$50,000		$50,000	$50,000	$50,000
Unsecured Notes	October 2012	25,000		25,000	25,000	25,000
Commercial Loan Trust 2006-2(a)	August 2008	101,423	(a)	101,423	200,000	136,422

Commercial Loan Funding Trust Facility	November 2010(b)
Class A Variable Funding Certificate		218,750		96,613	218,750	113,213
Class B Variable Funding Certificate		31,250		8,300	31,250	8,300

Term Securitizations	April 2018
Series 2006-1 Class A-1 Notes		106,250		106,250	106,250	106,250
Series 2006-1 Class A-2 Notes		50,000		40,500	50,000	45,100
Series 2006-1 Class A-3 Notes		85,000		85,000	85,000	85,000
Series 2006-1 Class B Notes		58,750		58,750	58,750	58,750
Series 2006-1 Class C Notes		45,000		45,000	45,000	45,000
Series 2006-1 Class D Notes		47,500		47,500	47,500	47,500

Revolving Unsecured Credit Facility	June 2008	130,000		56,000	100,000	30,500

SBIC Facility(c)	(d)	100,000		—	100,000	—

Total borrowings		$1,048,923		$720,336	$1,117,500	$751,035

(a)

As of March 31, 2008, the facility amount for the Commercial Loan Trust 2006-2 was $200,000. However, under the terms of Amendment Number 2 to the Warehousing Agreement, we are required to reduce the amount outstanding under this facility to not more than $82,500 at April 21, 2008, not more than $55,000 at May 31, 2008, and not more than $27,500 outstanding at July 21, 2008, with the balance due on August 31, 2008. The Company may not initiate new borrowings under the facility; therefore, the facility amount shown above represents the line available to the Company at March 31, 2008.

(b)	Renewable annually at lender’s discretion.
(c)

As of March 31, 2008, the Company had the ability to borrow up to $100 million of SBA guaranteed debentures under the small business investment company, or SBIC program, of which $20.0 million has been approved and the remainder of which is expected to become available to us subject to compliance with the SBA’s customary procedures. See Note 11—Subsequent Events for information regarding an increase in our ability to borrow under the SBA’s SBIC program that occurred in April 2008.

(d)

The Company may originate new borrowings through September 2012. Borrowings under the SBIC program must be repaid in ten years after the date of the borrowing, which will occur between September 2018 and September 2022.

All of the Company’s debt facilities, except the Revolving Unsecured Credit Facility and the Unsecured Notes, are funded through the Company’s bankruptcy remote, special purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to the Company’s creditors. In some cases, advances under the Company’s debt facilities are subject to certain other covenants, including having sufficient levels of collateral and various restrictions on which loans the Company may leverage as collateral. The Company borrows both directly and indirectly, through credit facilities maintained by its subsidiaries. Some of the Company’s debt facilities contain cross-default provisions, whereby a default under one of the Company’s debt facilities could constitute a default under other debt facilities. Additional information about these facilities is provided below.

Unsecured Notes. In October 2005, the Company issued $50,000 of investment-grade five-year unsecured notes at a 6.73% per annum fixed interest rate, payable semi-annually. These notes were

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

issued in a private placement with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent. Subsequently, in October 2007, the Company issued an additional $25,000 of five-year notes to the holders of the initial $50,000 of unsecured notes. The $25,000 notes issued in October 2007 are at a 6.71% per annum fixed interest rate, payable semi-annually.

Commercial Loan Trust 2006-2. In May 2006, the Company established, through MCG Commercial Loan Trust 2006-2, a $200,000 warehouse credit facility with Merrill Lynch Capital Corp. The warehouse credit facility originally allowed MCG Commercial Loan Trust 2006-2 to acquire up to $250,000 of commercial loans with borrowings of up to $200,000 subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is secured primarily by the assets of MCG Commercial Loan Trust 2006-2, including the commercial loans purchased by the trust from the Company. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations. As of October 2007, the advance rate under this facility was 75% of the value of the commercial loans purchased by the trust.

This facility was scheduled previously to expire on February 29, 2008 and was intended to be repaid with proceeds from a placement of debt in the CLO market. However, due to the severe dislocation that has occurred in the CLO market, we determined that a CLO transaction is not possible in the near term. On February 12, 2008, this facility was amended to extend the maturity until August 31, 2008. Under the terms of the amendment, we are required to reduce the amount outstanding under this facility to not more than $82,500 at April 21, 2008, not more than $55,000 at May 31, 2008, and not more than $27,500 outstanding at July 21, 2008, with the balance due on August 31, 2008. The amendment reduced the advance rate under the facility from 75% to 70% for non-senior loans, but remained at 75% for senior loans. In addition, the amendment increased the interest rate for advances from LIBOR plus 0.75% to LIBOR, plus 1.5%. MCG paid a modification fee of $250 in connection with this amendment.

MCG Commercial Loan Funding Trust. The Company has, through MCG Commercial Loan Funding Trust, a $250,000 warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The warehouse financing facility operates like a revolving credit facility that is secured primarily by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by the Company to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. This facility is funded through two separate Variable Funding Certificates, or VFCs, including a $218,750 Class A VFC and a $31,250 Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral. Advances under the Class B VFC may be up to 10% of eligible collateral. The interest rates for Class A advances and Class B advances as of March 31, 2008 were the commercial paper rate plus 0.75% and 1.50%, respectively, per annum. The facility is scheduled to terminate on November 4, 2010, subject to annual renewal at the lender’s discretion, and may be extended under certain circumstances. On May 1, 2008, SunTrust Bank provided the annual renewal of this facility. See Note 11—Subsequent Events for details about the renewal of this facility.

Commercial Loan Trust 2006-1. In April 2006, the Company completed a $500,000 debt securitization through MCG Commercial Loan Trust 2006-1, its wholly owned subsidiary. The 2006-1 Trust issued $106,250 of Class A-1 Notes, $50,000 of Class A-2 Notes, $85,000 of Class A-3 Notes, $58,750 of Class B Notes, $45,000 of Class C Notes, and $47,500 of Class D Notes. The Series 2006-1 Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class B Notes, Class C Notes and Class D Notes bear interest of LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%, respectively.

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a five-year revolving period. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full during April 2007. All of the notes are secured by the

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $487,604 as of March 31, 2008, which were purchased by the trust from the Company. From time to time, the trust will purchase additional commercial loans from the Company, primarily using the proceeds from the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Revolving Unsecured Credit Facility. This facility is an unsecured revolving credit facility established with HVB. The facility allows for additional lenders with HVB acting as the agent. On January 8, 2008, the Company amended this revolving credit facility. Pursuant to this amendment, the aggregate revolving commitment amount was increased from $100,000 to $130,000 and an additional lender was added to this facility. Chevy Chase Bank increased its commitment from $10,000 to $15,000 and SunTrust Bank committed an additional $25,000, while the other lenders continued their existing commitments. This facility is scheduled to mature on June 4, 2008.

Both the credit facility and the amendment thereto provide that advances under this credit facility bear interest at LIBOR plus 2.00%, the prime rate plus 0.50%, or the Federal Funds rate plus 2.25%. In addition, there is a 0.25% per annum fee on undrawn amounts. The credit facility and amendment thereto contain customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, minimum cash net operating income and a minimum ratio of earnings before interest and taxes to interest expense. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change.

SBIC Facility. In December 2004, the Company formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has received a license from the United States Small Business Administration, or SBA, to operate as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended. The license allows Solutions Capital I, LP to borrow up to $100,000 in funds that may be borrowed under the SBIC program based on current commitments, of which $20,000 has been approved and the remainder of which is expected to become available to us subject to compliance with the SBA’s customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. In addition, the Company has applied for exemptive relief from the SEC similar to relief that has been granted to other business development companies, to permit us to exclude debt issued by the SBA to Solutions Capital I, LP from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There is no assurance the Company will receive the exemptive relief from the SEC. The SBIC debt, once drawn, has an interim rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within six months of funding, and is set to the 10-year treasury rate at the time plus a spread and an annual SBA charge, which taken together currently approximate 275 basis points. See Note 11—Subsequent Events for information regarding an increase in our ability to borrow under this facility that occurred in April 2008.

Repayments based on the contractual principal collections of the loans that comprise the collateral, where applicable, were as follows:

2008	$157,423
2009	—
2010	154,913
2011	—
2012	25,000
Thereafter	383,000

Total	$720,336

Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

The following table summarizes borrowings outstanding, by interest rate benchmark, as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
LIBOR	$540,423	$554,522
Commercial paper rate	104,913	121,513
Fixed Rate	75,000	75,000

Total Borrowings	$720,336	$751,035

NOTE 5—CAPITAL STOCK

MCG issued transferable rights to stockholders of record on March 28, 2008. The rights entitled rights holders to subscribe for an aggregate of up to 9,500 shares of the Company’s common stock. Record date stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every right held. The subscription price equaled 88% of the volume-weighted average of the sales prices of MCG’s common stock on the Nasdaq Global Select Market on the five trading days that ended on the expiration date. The Company intends to use the proceeds from this offering for origination of loans to, and investments in, middle market companies, repayment of indebtedness, working capital, and other general corporate purposes. See Note 11—Subsequent Events for additional details about this rights offering.

NOTE 6—SHARE BASED COMPENSATION

EMPLOYEE SHARE BASED COMPENSATION

The Company may award shares of restricted common stock under the 2006 Employee Restricted Stock Plan, or the Plan, which are subject to both time- and performance-based forfeiture provisions. During the three months ended March 31, 2008, no shares of restricted stock were granted under the Plan and 17 unvested shares of restricted stock were forfeited. In addition, 11 shares of restricted stock were placed into trust pending certain triggering events or the expiration of the associated forfeiture period. During the three months ended March 31, 2008 and 2007, the Company recognized $1,796 and $3,052, respectively, of compensation expense related to restricted stock held by employees, including $54 and $70, respectively, of dividends paid on restricted shares that secured non-recourse employee loans. At March 31, 2008, a total of $13,384 of compensation cost remains to be recognized for shares of restricted stock that previously had been granted to employees, which the Company will recognize over the weighted-average remaining requisite service period of 2.4 years. See Note 11—Subsequent Events for information about restricted stock common stock that was issued to employees in April 2008.

NON-EMPLOYEE DIRECTOR SHARE BASED COMPENSATION

During the three months ended March 31, 2008 and 2007, the Company recognized $76 and $164, respectively, of compensation costs issued to non-employee directors under the 2006 Non-employee Director Restricted Stock Plan. The cost was included in general and administrative expense on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007. At March 31, 2008, a total of $296 of compensation remains to be recognized for shares of restricted stock previously granted to non-employee directors that the Company will recognize over the weighted-average remaining service period of 1.6 years. See Note 11—Subsequent Events for information about restricted stock common stock that was issued to non-employee directors in April 2008.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

SUMMARY OF EMPLOYEE AND NON EMPLOYEE DIRECTOR SHARE BASED COMPENSATION

The following table summarizes the Company’s restricted stock award activity during the three months ended March 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Subject to forfeiture provisions at December 31, 2007	928	$18.65
Granted	—	—
Forfeiture period lapsed	(139)	18.60
Forfeited	(17)	18.90

Subject to forfeiture provisions at March 31, 2008(a)	772	18.63

(a)	Includes 11 performance shares held in trust with a weighted-average grant date fair value of $19.37.

NOTE 7—INCOME TAXES AND DISTRIBUTIONS

As a RIC under Subchapter M of the Internal Revenue Code, the Company’s income generally will not be subject to taxation to the extent such income is distributed to stockholders. However, certain of its investments are owned by wholly owned subsidiaries that are subject to corporate level federal, state, and local income tax in their respective jurisdictions. Income taxes for the Company’s taxable operating subsidiaries are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as the utilization of available operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

During the three months ended March 31, 2008, the Company recorded a $170 income tax provision primarily related to unrealized gains on some of the Company’s investments that are held in blocker subsidiaries.

From December 2001 through March 31, 2008, the Company has declared distributions totaling $11.51 per share. Each year, the Company mails a statement on Form 1099-DIV to its stockholders that identifies the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent the Company’s taxable earnings fall below the total amount of its distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. For the fiscal years ended December 31, 2006, 2005, 2004, and 2003 a portion of the distributions to the Company’s stockholders was deemed a return of capital. During the quarter ended March 31, 2008, the Company declared a dividend of $0.44 per share and paid a dividend that had been declared in October 2007 for payment in January 2008. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid during the full year, therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company determined the tax attributes of its distributions paid year-to-date as of March 31, 2008, 47.46% would be from ordinary income and 52.54% would be a return of capital for stockholders. However, there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2008 distributions to shareholders will actually be.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains and losses realized for financial reporting purposes may differ from gains and losses included in taxable income due to the accrued dividends on preferred stock which increases the book basis, but not the tax basis of the Company’s investments and non-accrual interest on loans that increases tax basis, but not book basis. At March 31, 2008 and December 31, 2007, the book cost of investments exceeds the tax cost of investments by $52,610 and $43,479, respectively.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

The following table reconciles GAAP net income to taxable net income for the three months ended March 31, 2008 and the year ended December 31, 2007:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Net income	$2,498	$86,636
Net gain of subsidiary not consolidated for tax purposes	(704)	(12,186)
Net change in unrealized depreciation (appreciation) on investments not taxable until realized	18,798	34,637
Timing difference related to deductibility of long-term incentive compensation	(113)	4,207
Interest income on nonaccrual loans that is taxable	2,245	17,040
Dividend income accrued for GAAP purposes, which is not yet taxable	(11,721)	(49,390)
Distributions from taxable subsidiaries	641	24,395
Federal tax expense	53	1,864
Other, net	451	(1,051)

Taxable income before deductions for distributions	$12,148	$106,152

See Note 9—Contingencies and Commitments for information about an examination report that we received from the Internal Revenue Service in December 2007.

NOTE 8—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$2,498	$30,454

Denominator:
Basic weighted average shares outstanding	64,583	58,067
Adjustment for bonus element of rights offering	3,358	3,019

Basic weighted average shares outstanding	67,941	61,086
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	—	67

Diluted average shares outstanding	67,941	61,153

Earnings per share:
Basic	$0.04	$0.50
Diluted	$0.04	$0.50

MCG issued transferable rights to stockholders of record on March 28, 2008. The rights entitled rights holders to subscribe for an aggregate of 9,500 shares of the Company’s common stock. Record date stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every right held. The subscription price equaled 88% of the volume-weighted average of the sales prices of MCG’s common stock on the Nasdaq Global Select Market on the five trading days that ended on the expiration date, which was April 18, 2008. On April 18, 2008, all 9,500 shares of common stock were issued at a subscription price of $6.36 per share. The market price of the Company’s common stock was $9.92 per share on March 25, 2008, which was the last day that the that the Company’s common stock and the rights were traded together. Since the $6.36 per share subscription price of common stock issued under the rights offering was lower than the $9.92 per share market price on March 25, 2008, the rights offering contained a bonus element. Accordingly, as required by Statement of Financial Standards 128—Earnings Per Share, or SFAS 128, the number of weighted average shares of common stock outstanding for basic and diluted earnings per share have been increased retroactively by a factor of 1.052% for all periods presented. This factor represents the impact of the bonus element of the rights offering on the Company’s common stock. For additional information about the rights offering see Note 5—Capital Stock and Note 11—Subsequent Events.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

For purposes of calculating earnings per common share, shares of restricted common stock for which forfeiture provisions have not lapsed and are based solely on passage of time are included in diluted earnings per common share based on the treasury stock method. Shares of restricted common stock for which forfeiture provisions have not lapsed and are based on performance criteria are included in diluted earnings per common share when it becomes probable such criteria will be met and is calculated using the treasury stock method.

NOTE 9—CONTINGENCIES AND COMMITMENTS

In December 2007, the Company received an examination report from the Internal Revenue Service, or IRS, related to its audit of the Company’s tax returns for the 2004 and 2005 tax years. The IRS has proposed changes to certain deductions made by us for those years, most of which are related to the timing of certain realized losses in the portfolio. The Company is in the process of appealing the proposed changes, and it currently believes that it is more likely than not that its appeal will be successful. If it is not successful appealing the adjustments proposed by the IRS, the Company could be subject to penalties and interest of up to $12,500. If in the future the Company’s belief changes that it is more likely than not to be successful with its appeal, it will accrue an estimate of the amounts due.

From time to time, the Company is a party to certain legal proceedings incidental to the normal course of its business, including the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these proceedings will have a material effect on our financial condition or results of operations.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

NOTE 10—FINANCIAL HIGHLIGHTS

Following is a schedule of financial highlights for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Per share data
Net asset value at beginning of period(a)(c)	$12.73	$12.83

Net income
Net operating income before investment gains and losses(b)(c)	0.31	0.33
Net change in unrealized (depreciation) appreciation on investments(b)(c)	(0.27)	0.14
Net realized gains on investments(b) (c)	—	0.04
Income tax provision(b)(c)	—	(0.01)

Net income(b)(c)	0.04	0.50

Net decrease in stockholder’s equity resulting from distributions(b) (c)	(0.44)	(0.44)

Net increase (decrease) in stockholders’ equity relating to share issuances:
Net increase in stockholders’ equity from restricted stock amortization(b) (c)	0.03	0.05
Dilutive effect of restricted stock issuance and restricted stock subject to forfeiture provisions(c)	—	(0.17)

Net increase (decrease) in stockholders’ equity relating to share issuances(c)	0.03	(0.12)

Exclude dilutive effect of bonus element from rights offering(e)	—	0.02

Net asset value at end of period(a)(c)	$12.36	$12.79

Market price per share at end of period	$9.09	$18.76

Total return(d)	(17.77)%	(5.51)%

Shares outstanding(b) (c)
Weighted-average (diluted)	67,941	61,153
End of period	65,570	59,472

Net assets
Average (annualized)	$823,485	$750,058
End of period	810,203	760,698

Ratios (annualized)
Operating expenses to average net assets	10.61%	10.87%
Net operating income to average net assets	10.39%	10.84%

(a)	Based on total shares outstanding.
(b)	Based on average shares outstanding.
(c)

In accordance with SFAS 128—Earnings per Share, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 were increased retroactively by a factor of 1.052% to recognize the bonus element associated with rights offering to acquire shares of common stock that were issued to shareholders on March 28, 2008. See Note 5—Capital Stock and Note 8—Earnings Per Share in the Notes to our Consolidated Financial Statements for additional information about the rights offering, the associated bonus element, and its estimated impact on our net asset value per common share.

(d)	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.
(e)

This adjustment was made to eliminate the adjustment for the bonus element from the rights offering, which is included in weighted-average number of shares, but excluded from shares outstanding at end of period. The shares outstanding at end of period represent the actual number of shares outstanding.

MCG Capital Corporation

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share data)

NOTE 11—SUBSEQUENT EVENTS

SHAREHOLDERS’ RIGHTS OFFERING

On March 28, 2008, the Company issued transferable rights to its stockholders of record to subscribe for up to 9,500 shares of the Company’s common stock. Stockholders received one right for every seven outstanding shares of common stock owned on the Record Date. The rights entitled holders to purchase one new share of common stock for every right held. The rights offering expired on April 18, 2008. At the time of expiration, the rights offering was oversubscribed by 67%, which resulted in the issuance of 9,500 shares of MCG common stock. The subscription price for the rights offering was $6.36 per share, or 88% of the volume-weighted average of the sales prices, VWAP, of the Company’s common stock on the Nasdaq Global Select market on the five trading days ending on the expiration date. The VWAP was $7.23 per share. Estimated net proceeds after payment of dealer-manager fees and before other offering-related expenses totaled $57,665 and will be used for origination of loans to and investments in primarily middle-market companies, repayment of indebtedness, working capital, and other general corporate purposes.

As a result of the issuance of shares at a price below our net asset value per common share, or NAV, our NAV was reduced by approximately $0.80 per share upon the close of this transaction. See Note 5—Capital Stock and Note 8—Earnings Per Share for additional details regarding this rights offering.

RESTRICTED STOCK GRANTS

In April 2008, MCG’s Board of Directors approved the issuance of 545.1 shares of restricted stock to our employees pursuant to the MCG Capital Corporation 2006 Employee Restricted Stock Plan. Of these restricted shares, 395.1 shares will generally be expensed over four years and 150.0 will be expensed over three years pursuant to an employment agreement.

In April 2008, a total of 15.0 shares of restricted stock was issued to two of the Company’s non-employee directors, pursuant to the 2006 Non-employee Director Restricted Stock Plan, upon the shareholders’ vote for the renewal of term. Pursuant to the terms of the associated restricted stock agreements for these issuances, these shares will be expensed over three years.

MCG COMMERCIAL LOAN FUNDING TRUST

On May 1, 2008, SunTrust Bank provided the annual renewal of its liquidity facility supporting MCG’s $250,000 committed secured warehouse credit facility. This warehouse financing facility is funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The warehouse financing facility operates like a revolving credit facility that primarily is secured by the assets of MCG Commercial Loan Funding Trust. The warehouse facility maturity is November 2010, with annual liquidity renewals each year. In connection with this renewal, the interest rates for Class A and Class B advances have increased to the commercial paper rate plus 1.50% and 2.50%, respectively. The Class A and Class B advances previously bore interest at the commercial paper rate plus 0.75% and 1.50%, respectively. The facility commitment fee has increased to 0.30% from 0.20% previously. In addition, we paid a $750, or 0.30%, facility renewal fee. See Note 4—Borrowings for additional information about this warehouse facility.

SBIC FACILITY

In April 2008, MCG increased its commitment to Solutions Capital I, a wholly owned SBIC subsidiary, which increased the borrowing capacity from $100,000 to $130,000 that can be used to provide debt and equity capital to qualifying small businesses. At the present time, $20,000 has been approved by the SBA and the remainder of which is expected to become available to us subject to compliance with the SBA’s customary procedures. See Note 4—Borrowing for additional information about this facility.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of March 31, 2008, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2007, including the consolidated schedule of investments, and the related consolidated statements of operations, change in net assets, cash flows, and financial highlights for the year then ended (not presented herein), and in our report dated February 27, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, including the consolidated schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

McLean, Virginia
May 9, 2008

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

	Three Months Ended March 31,
(dollars in thousands except per share and other period-end data)	2008	2007
Income statement data
Revenue	$42,996	$40,142
Net operating income before investment gains and losses and income tax provision	21,266	20,046
Distributable net operating income (“DNOI”)(a)	23,008	23,028
Net income	2,498	30,454

Per common share data
Net operating income before investment gains and losses and income tax provision per common share—basic and diluted(c)	$0.31	$0.33
DNOI per common share—basic and diluted(a)(c)	0.34	0.38
Earnings per common share—basic and diluted(c)	0.04	0.50
Cash dividends declared per common share	0.44	0.44

Selected period-end balances
Total investment portfolio	$1,512,416	$1,342,166
Total assets	1,574,686	1,409,996
Borrowings	720,336	606,102
Total stockholders’ equity	810,203	760,698
Net asset value per common share outstanding(b)	12.36	12.79

Other period-end data
Average size of investment	$19,145	$16,171
Number of portfolio companies	79	83
Number of employees	98	86

Reconciliation of DNOI to net operating income before investment gains and losses and income tax provision
Net operating income before investment gains and losses and income tax provision	$21,266	$20,046
Amortization of employee restricted stock awards	1,742	2,982

DNOI	$23,008	$23,028

Weighted average common shares outstanding
Basic	67,941	61,086
Diluted	67,941	61,153

(a)

DNOI is net operating income before investment gains and losses and income tax provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, principles, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. DNOI serves as an additional measure of our operating performance exclusive of employee restricted stock amortization, which represents an expense of MCG but does not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income that generally are not payable on a regular basis, but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in our consolidated financial statements, to help analyze how our business is performing.

(b)	Based on common shares outstanding at period-end.
(c)

In accordance with SFAS 128—Earnings per Share, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share, as well as net operating income and DNOI, for the three months ended March 31, 2008 and 2007 were adjusted retroactively by a factor of 1.052% to recognize the bonus element associated with rights to acquire shares of common stock that were issued to shareholders on March 28, 2008. See Note 5—Capital Stock and Note 8—Earnings Per Share in the Notes to our Consolidated Financial Statements for additional information about the rights offering and the associated bonus element.

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

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities and adversely impact our liquidity and financial results;

•	interest rate volatility could adversely affect our results;

•	the risks associated with the possible disruption in our operations due to terrorism; and

•	the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

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

Overview

MCG Capital Corporation is a solutions-focused commercial finance company providing capital and advisory services to middle market companies throughout the United States. We make debt and equity investments primarily in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization, or EBITDA, of $3 million to $25 million, which we refer to as “middle market” companies. Generally, our capital is used by our portfolio companies to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We identify and source new customers through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner operators.

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

Portfolio Composition and Investment Activity

The total value of our investment portfolio was $1,512.4 million and $1,545.1 million at March 31, 2008 and December 31, 2007, respectively. Our gross originations and advances totaled $37.2 million and $177.9 million during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, we originated investments of $7.9 million in three new and existing companies, composed of $1.6 million of senior debt, $0.3 million of secured subordinated debt and $6.0 million of equity. In addition, we made $29.3 million of advances and incremental investments in existing portfolio companies. During the three months ended March 31, 2008, the total value of newly originated investments, additional investments in existing portfolio companies, accrual of payment-in-kind interest and dividends, and net unrealized appreciation on investments, net of sales and repayments of securities, resulted in a $32.7 million decrease in the total portfolio value of our investments.

The following table summarizes our total portfolio investment activity during the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(in thousands)	2008(a)	2007(a)
Beginning investment portfolio	$1,545,090	$1,248,073
Originations and advances	37,193	177,890
Gross payments/reductions/sales of securities/other	(51,571)	(93,813)
Net unrealized (loss) gains	(18,713)	10,861
Net realized gains	200	2,493
Amortization of (additions to) unearned income	720	(727)
Reversals of unrealized depreciation	(503)	(2,611)

Ending investment portfolio	$1,512,416	$1,342,166

(a)	Concurrent with the Company’s January 1, 2008 adoption of SFAS 157, unearned fees have been netted against the associated debt investments for both March 31, 2008 and December 31, 2007.

The following table shows our portfolio of investments by security type as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments(a)
Senior secured debt(a)	$452,445	29.9%	$479,214	31.0%
Subordinated debt(a)
Secured(a)	513,467	34.0	522,742	33.9
Unsecured(a)	32,722	2.1	32,189	2.1

Total debt investments(a)	998,634	66.0	1,034,145	67.0

Equity investments
Preferred equity	449,978	29.8	447,229	28.9
Common/Common equivalents equity	63,804	4.2	63,716	4.1

Total equity investments	513,782	34.0	510,945	33.0

Total investments(a)	$1,512,416	100.0%	$1,545,090	100.0%

(a)	Concurrent with the Company’s January 1, 2008 adoption of SFAS 157, unearned fees have been netted against the associated debt investments for both March 31, 2008 and December 31, 2007.

The following table shows our gross originations and advances during the three months ended March 31, 2008 and 2007 by security type:

	Three months ended March 31,
	2008		2007
(dollars in thousands)	$	% of Total	$	% of Total
Debt investments
Senior secured debt	$9,782	26.3%	$73,202	41.1%
Subordinated debt
Secured	8,888	23.9	70,037	39.4
Unsecured	804	2.2	654	0.4

Total debt investments	19,474	52.4	143,893	80.9
Equity investments
Preferred equity	17,710	47.6	33,945	19.1
Common/common equivalents equity	9	—	52	—

Total equity investments	17,719	47.6	33,997	19.1

Total gross originations and advances	$37,193	100.0%	$177,890	100.0%

The following table shows our gross payments, reductions, and sales of securities during the three months ended March 31, 2008 and 2007 by security type:

	Three months ended March 31,
	2008		2007
(dollars in thousands)	$	% of Total	$	% of Total
Debt investments
Senior secured debt	$33,532	65.0%	$31,114	33.2%
Subordinated debt
Secured	13,696	26.6	51,952	55.4
Unsecured	—	—	38	—

Total debt investments	47,228	91.6	83,104	88.6
Equity investments
Preferred equity	3,592	7.0	2,484	2.6
Common/common equivalents equity	751	1.4	8,225	8.8

Total equity investments	4,343	8.4	10,709	11.4

Total gross payments, reductions and sales of securities	$51,571	100.0%	$93,813	100.0%

During the three months ended March 31, 2008 and 2007, our gross payments, reductions and sales of securities by transaction type included:

	Three months ended March 31,
(in thousands)	2008	2007
Principal repayments	$27,332	$72,266
Senior loan sales	10,733	2,000
Scheduled principal amortization	9,773	5,487
Payment of accrued paid-in-kind interest and dividends	2,990	4,740
Sale of equity investments	743	9,320

Total gross payments, reductions and sales of securities	$51,571	$93,813

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
(dollars in thousands)	Investments at Fair Value(b)	Percent of Total Portfolio	Investments at Fair Value(b)	Percent of Total Portfolio
Telecommunications—CLEC	$266,927	17.6%	$255,483	16.5%
Communications—Other	37,009	2.4	39,789	2.6
Healthcare	129,362	8.6	136,496	8.8
Cable	109,911	7.3	114,958	7.4
Business Services	88,903	5.9	87,327	5.7
Food Services	80,368	5.3	79,471	5.1
Plastic Products	80,245	5.3	81,122	5.3
Broadcasting	75,711	5.0	88,105	5.7
Logistics	60,282	4.0	70,005	4.5
Laboratory Instruments	55,530	3.7	54,527	3.5
Publishing	55,140	3.6	59,538	3.9
Entertainment	48,489	3.2	42,676	2.8
Sporting Goods	47,011	3.1	46,959	3.0
Home Furnishings	41,605	2.8	49,255	3.2
Electronics	41,122	2.7	40,521	2.6
Consumer Products	37,765	2.5	38,027	2.5
Information Services	36,582	2.4	37,465	2.4
Technology	34,362	2.3	34,067	2.2
Education	33,001	2.2	31,967	2.1
Auto Parts	31,836	2.1	34,393	2.2
Industrial Products	26,737	1.8	26,723	1.7
Insurance	22,657	1.5	22,410	1.5
Other Media	20,104	1.3	20,092	1.3
Other (a)	51,757	3.4	53,714	3.5

Total	$1,512,416	100.0%	$1,545,090	100.0%

(a)	No individual industry within this category exceeds 1%.
(b)	Concurrent with the Company’s January 1, 2008 adoption of SFAS 157, unearned fees have been netted against the associated debt investments for both March 31, 2008 and December 31, 2007.

As of March 31, 2008, our ten largest portfolio companies represented 40.5% of the total fair value of our investments. These ten customers accounted for 44.9% of our total revenue during the three months ended March 31, 2008. As of March 31, 2008, approximately 20.0% of our portfolio at fair value was invested in companies in the communications industry, of which 17.6% were in CLECs. Our largest portfolio company, Broadview Networks Holdings, Inc., or Broadview, is a CLEC, which represents 13.1% of the fair value of our portfolio. Our remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies. See Results of Operations for additional information regarding our investment in Broadview.

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

Investment Rating	Summary Description
1	Capital gain expected or realized

2	Full return of principal and interest or dividend expected with customer performing in accordance with plan

3	Full return of principal and interest or dividend expected, but customer requires closer monitoring

4	Some loss of interest or dividend expected, but still expect an overall positive internal rate of return on the investment

5	Loss of interest or dividend and some loss of principal investment expected, which would result in an overall negative internal rate of return on the investment

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of March 31, 2008 and December 31, 2007:

(dollars in thousands)	March 31, 2008		December 31, 2007
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$1,043,040	69.0%	$1,107,050	(a)	71.6%
2	192,358	12.7	207,668		13.4
3	220,894	14.6	180,193		11.7
4	21,703	1.4	20,113		1.3
5	34,421	2.3	30,066		2.0

	$1,512,416	100.0%	$1,545,090		100.0%

(a)

As of March 31, 2008 and December 31, 2007, approximately $593.4 million and $620.6 million, respectively, of our investments with an investment rating of “1” were loans to companies in which we also hold equity securities or for which we have already realized a gain on our equity investment.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and generally will cease recognizing interest income on that loan until all past due principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
(dollars in thousands)	Fair Value	% of Loan Portfolio	Fair Value(a)	% of Loan Portfolio(a)
Loans greater than 90 days past due
On non-accrual status	$11,827	1.18%	$28	—%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$11,827	1.18%	$28	—%

Loans on non-accrual status
0 to 90 days past due	$58,633	5.88%	$67,378	6.52%
Greater than 90 days past due	11,827	1.18	28	—

Total loans on non-accrual status	$70,460	7.06%	$67,406	6.52%

(a)	Concurrent with the Company’s January 1, 2008 adoption of SFAS 157, unearned fees have been netted against the associated debt investments for both March 31, 2008 and December 31, 2007.

The fair value of loans in non-accrual status increased $3.1 million during the three months ended March 31, 2008, primarily attributable to a $4.1 million advance made to Communications, Inc., or Cleartel, which was is on non-accrual status, partially offset by a $1.0 million reduction in the fair value of a loan that was on non-accrual status with Home Interior & Gifts, Inc.

Cleartel Communications, Inc., or Cleartel, one of our control investments, is a CLEC serving primarily residential customers. Since the first quarter of 2007, this investment has been, and will continue to be, on non-accrual status for the foreseeable future. We advanced an additional $4.1 million to Cleartel in order to support their operations during the first quarter of 2008. As of March 31, 2008, our investment in Cleartel is composed of subordinated debt with a fair value of $29.3 million, preferred stock with a fair value of zero and 100% of the common stock of Cleartel with a fair value of zero. At March 31, 2008, Cleartel represented approximately 1.9% of the fair value of our investments compared to 1.6% of the fair value of our investments at December 31, 2007.

The Company believes that market conditions will continue to provide attractive opportunities to deploy capital. The debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. However, the change in market conditions also has had beneficial effects for capital providers, including more reasonable pricing of risk and more appropriate contractual terms. Accordingly, for firms that continue to have access to capital, the current environment should provide investment opportunities on more favorable terms than have been available in recent periods. The Company’s ability to take advantage of these opportunities is dependent upon its access to equity capital. We can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Components of our net income for the three months ended March 31, 2008 and 2007 are summarized in the following table:

	Three months ended March 31,		Variance
(dollars in thousands)	2008	2007	$	Percentage
Revenue
Interest and dividend income
Interest income	$29,829	$26,246	$3,583	13.7%
Dividend income	11,721	9,344	2,377	25.4
Loan fees	849	1,084	(235)	(21.7)

Total interest and dividend income	42,399	36,674	5,725	15.6
Advisory fees and other income	597	3,468	(2,871)	(82.8)

Total revenue	42,996	40,142	2,854	7.1

Operating expenses
Interest expense	10,300	9,145	1,155	12.6
Employee compensation:
Salaries and benefits	6,206	5,502	704	12.8
Amortization of employee restricted stock	1,742	2,982	(1,240)	(41.6)

Total employee compensation	7,948	8,484	(536)	(6.3)
General and administrative expense	3,482	2,467	1,015	41.1

Total operating expenses	21,730	20,096	1,634	8.1

Net operating income before investment gains and income tax provision	21,266	20,046	1,220	6.1
Net investment (losses) gains before income tax provision	(18,598)	10,775	(29,373)	(272.6)
Income tax provision	170	367	(197)	(53.7)

Net income	$2,498	$30,454	$(27,956)	(91.8)%

TOTAL REVENUE

Total revenue includes interest and dividend income, loan fees and advisory fees and other income. The level of interest income is related directly to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average yield varies each period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Dividend income results from dividends earned on our equity investments or from dividends declared and paid by our portfolio companies. Dividend income will vary from period to period depending upon the level of yield on our equity investments and the amount of equities outstanding, as well as the value of the underlying securities.

Total interest and dividend income, including loan fees, was $42.4 million during the three months ended March 31, 2008, which represents a $5.7 million, or 15.6%, increase over the same quarter last year. Interest income increased $3.6 million, or 13.7%, during the same periods, which was composed of a $3.3 million increase resulting from the growth of our average loan portfolio, a $3.1 million increase resulting from a widening of our average interest rate spread to LIBOR, and $1.9 million of interest recognized on loans during the three months ended March 31, 2008 that had previously been on non-accrual status. These increases in interest income were partially offset by a $4.7 million decrease resulting from decreases in LIBOR. Interest income includes certain amounts that we have not received in cash, such as contractual paid-in-kind, or PIK, interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid either by contract or the portfolio company’s choice, but is generally paid at the end of the loan term.

The following table shows the PIK related activity for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(in thousands)	2008	2007
Beginning PIK loan balance	$17,685	$11,104
PIK interest earned during the period	3,788	2,924
Interest receivable converted to PIK	1,341	373
Principal payments of cash on PIK loans	(2,643)	(3,732)
PIK loans purchased	—	402

Ending PIK loan balance	$20,171	$11,071

Dividend income was $11.7 million during the three months ended March 31, 2008, which represents a $2.3 million, or 25.4% increase over the same quarter last year. Certain of our equity investments have stated accruing dividend rates, for which we accrue dividends as they are earned to the extent we believe they will ultimately be paid and there is underlying value to support the accrual. Dividends are received in cash upon declaration and payment by the portfolio company. The increase in accrued dividends for the three months ended March 31, 2008 over the three months ended March 31, 2007 was due primarily to a $0.9 million increase in dividends from Broadview, a CLEC, a $0.6 million increase in our logistics investments, a $0.3 million increase in dividends from diversified financial services companies, and a $0.5 million net increase in dividends in the other industries in which we invest. Our dividend activity for the three months ended March 31, 2008 and 2007 was as follows:

	Three months ended March 31,
(in thousands)	2008	2007
Beginning accrued dividend balance	$75,614	$33,553
Dividend income earned during the period	11,721	9,344
Payment of dividends	(345)	(723)

Ending accrued dividend balance	$86,990	$42,174

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with other than minor modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan fee income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because these repayments and restructurings may vary from period to period, the amount of loan origination fees recognized as interest income may also vary from period to period. Loan fees were $0.8 million during the three months ended March 31, 2008, which represents a $0.2 million, or 21.7%, decrease from the same quarter last year. This decrease is attributable to a reduction in repayments and restructurings during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

The total yield on our average debt portfolio at fair value for the three months ended March 31, 2008 and 2007 was 12.1% and 12.2%, respectively. The average LIBOR for the three months ended March 31, 2008 was 3.3%, a 38.9% decrease from 5.4% for the three months ended March 31, 2007. The spread to average LIBOR on our average loan portfolio at fair value for the three months ended March 31, 2008 was 9.7%, a 16.9% increase over 8.3% for the three months ended March 31, 2007. This increase was due primarily to timing differences between changes in LIBOR rates and the subsequent dates on which the interest rates on certain of the loans in our portfolio that are based upon LIBOR.

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Advisory fees and other income are generally related to specific transactions or services and therefore may vary from period to period depending on the level and types of services provided. Advisory fees and other income were $0.6 million for the three months ended March 31, 2008, which represents a $2.9 million, or 82.8%, decrease from the three months ended March 31, 2007. This decrease was primarily because of a decline in loan origination activity during the first quarter of fiscal 2008.

For the three months ended March 31, 2008, our largest portfolio company, Broadview, accounted for approximately $8.0 million, or 18.6% of our total revenue compared to $7.1 million, or 17.8% our total revenue for the three months ended March 31, 2007. All of the revenues from Broadview during the three months ended March 31, 2008 and 2007 were in the form of dividend income. As of March 31, 2008, our preferred stock investment in Broadview entitles us to a preferred claim of $274.9 million, prior to claims by Broadview common shareholders. We are also entitled to accumulating dividends on our preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $274.9 million, but are not payable in cash on a current basis. Because accumulating dividends typically are not considered part of taxable income until they are received in cash, it is possible that our GAAP earnings may exceed our taxable earnings by a significant amount until such time as this investment is liquidated. Our ability to recognize income from our preferred stock investment in Broadview in future periods will be dependent on the performance and value of Broadview. Broadview continues to perform in accordance with our expectations; however, we currently do not expect to accrue any further dividends on our Broadview investment which will materially reduce our revenue and earnings in future periods.

TOTAL OPERATING EXPENSES

Total operating expenses, which include interest, employee compensation and general and administrative expenses, were $21.7 million during the three months ended March 31, 2008, which represented a $1.6 million, or 8.1%, increase over the same quarter last year. This increase was composed of a $1.2 million increase in interest expense and a $1.0 million increase in general and administrative expenses, partially offset by a $0.5 million decrease in employee compensation expenses. The reasons for these variances are discussed in more detail below.

Interest expense. Interest expense increased to $10.3 million, during the quarter ended March 31, 2008, which represented a $1.2 million, or 12.6%, increase over the same period last year. This increase resulted from a 33.0% increase in our average balance of borrowings, which was partially offset by the impact of a 109 basis point reduction on our average interest rates on borrowings.

Employee compensation. Employee compensation expenses for the quarter ended March 31, 2008, including base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards, decreased to $7.9 million, which represents a $0.5 million, or 6.3%, decrease from the quarter ended March 31, 2007. During the quarter ended March 31, 2008, we recognized $1.7 million of compensation expense related to restricted stock awards, compared to $3.0 million for the quarter ended March 31, 2007, which represents a $1.2 million, or 41.6% decrease. Amortization of employee restricted stock awards represents non-cash compensation related to restricted stock awards granted in 2001, 2006, and 2007. During the three months ended March 31, 2007, we granted 981,000 shares of restricted stock under our 2006 Employee Restricted Stock Plan. However, no additional shares of restricted stock were granted during the three months ended March 31, 2008. The absence of restricted stock grants during the three months ended March 31, 2008, combined with lapsing of forfeiture provisions for previously granted performance-based restricted stock during the three months ended March 31, 2007, were the primary drivers for the reduction in the amortization of employee restricted stock. While no restricted stock was granted during the quarter ended March 31, 2008, we granted 545,100 shares to employees under our 2006 Employee Restricted Stock Plan during April 2008.

The $1.2 million decrease in amortization of employee stock awards was partially offset by a $0.7 million, or 12.8%, increase in salaries and benefits during the quarter ended March 31, 2008 over the same quarter in 2007. Salaries and benefits increased to $6.2 million during the three months ended March 31, 2008 primarily because of a 14.0% increase in our workforce.

General and administrative. Approximately $1.0 million of the increase in operating expenses during the quarter ended March 31, 2008 over the same quarter in 2007 was attributable to a 41.1% increase in our general and administrative expenses, which include legal and accounting fees, insurance premiums, rent and various other expenses. This increase was attributable primarily to a $0.2 million increase in rent expense, a $0.2 million increase in the depreciation and amortization expense of our fixed assets and a $0.2 million increase in employee recruitment costs. In addition, because of a reduction in the volume of loans originated during the quarter ended March 31, 2008 from the level originated during the same quarter of 2007, certain costs that typically pass through to our customers decreased by $0.4 million. These pass-through costs are recorded as a reduction of our general and administrative expenses; therefore, the $0.4 million reduction in these pass-through costs increased the general and administrative expenses reported on our Consolidated Statements of Operations.

NET OPERATING INCOME BEFORE INVESTMENT GAINS AND LOSSES AND INCOME TAX PROVISION

Net operating income before investment gains and losses and income tax provision for the three months ended March 31, 2008 totaled $21.3 million, a $1.6 million increase compared with $20.0 million for the three months ended March 31, 2007. This decrease is due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME (“DNOI”)

DNOI is net operating income before investment gains and losses and income tax provision (benefit), as determined in accordance with U.S. generally accepted accounting principles, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of our operating performance exclusive of employee restricted stock amortization, which represents an expense of the company but does not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in our consolidated financial statements, to help analyze how our business is performing.

DNOI for the three months ended March 31, 2008 was $23.0 million, or $0.34 per share, compared to $23.0 million, or $0.38 per share, for the three months ended March 31, 2007. The following table shows a reconciliation of our reported net operating income before investment gains and losses and provision for income taxes to DNOI for the quarter ended March 31, 2008 and 2007:

	Three months ended March 31,
(in thousands, except per share data)	2008	2007
Net operating income before investment gains and losses and income tax provision	$21,266	$20,046
Amortization of employee restricted stock awards	1,742	2,982

DNOI	$23,008	$23,028

Weighted-average common shares outstanding	67,941	61,086
Weighted-average common shares outstanding and dilutive common stock equivalents	67,941	61,153
Earnings per common share—basic and diluted	$0.04	$0.50
Net operating income before investment gains and losses and provision for income taxes per common share—basic and diluted	$0.31	$0.33
DNOI per share— basic and diluted	$0.34	$0.38

(a)

In accordance with SFAS 128—Earnings per Share, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 were adjusted retroactively by a factor of 1.052% to recognize the bonus element associated with rights to acquire shares of common stock that were issued to shareholders on March 28, 2008. See Note 5—Capital Stock and Note 8—Earnings Per Share for additional information about the rights offering and the associated bonus element.

NET INVESTMENT (LOSSES) GAINS BEFORE INCOME TAX PROVISION

During the three months ended March 31, 2008, we incurred $18.6 million of net investment losses before income tax provision, compared to a gain of $10.8 million for the same period in 2007. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized appreciation and (depreciation). Reversals of unrealized appreciation and (depreciation) occur when a gain or loss becomes realized. The results for the three months ended March 31, 2008 include a $3.8 million net unrealized loss associated with the implementation of Statement of Financial Accounting Standards 157—Fair Value Measurements, of SFAS 157. This adoption resulted in a change in estimate in valuing most of the debt we have issued to non-control portfolio companies. For additional information about the implementation of

SFAS 157, see Note 3—Fair Value Measurements to our Notes to our Financial Statements, as well our in our discussion of Critical Accounting Policies beginning on page 50.

The following table summarizes our realized and unrealized (losses) and gains on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2008:

(in thousands)			Three Months Ended March 31, 2008
Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/ (Loss)
Total Sleep Holdings, Inc.	Healthcare	Control	$—	$6,522	$—	$6,522
National Product Services, Inc.	Business Services	Control	—	1,127	—	1,127
Crystal Media Network, LLC	Broadcasting	Control	(503)	429	503	429
MTP Holding, LLC	Communications	Control	588	36	(588)	36
JetBroadband Holdings, LLC	Cable	Control	—	(6,156)	—	(6,156)
Working Mother Media, Inc.	Publishing	Control	—	(3,889)	—	(3,889)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(2,569)	—	(2,569)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(2,470)	—	(2,470)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(2,290)	—	(2,290)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(1,396)	—	(1,396)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(1,044)	—	(1,044)
Flexsol Packaging Corp.	Plastic Products	Non-affiliate	—	(909)	—	(909)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(849)	—	(849)
Teleguam Holdings, LLC	Communications	Non-affiliate	—	(708)	—	(708)
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-affiliate	—	(663)	—	(663)
CEI Holdings Inc.	Cosmetics	Non-affiliate	—	(540)	—	(540)
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	—	(513)	—	(513)
Intran Media, LLC	Other Media	Control	—	(496)	—	(496)
Orbitel Holdings, LLC	Cable	Control	—	(457)	—	(457)
Other			115	(1,878)	—	(1,763)

Total			$200	$(18,713)	$(85)	$(18,598)

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2007:
(in thousands)			Three Months Ended March 31, 2007
Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/(Loss)
Jet Plastica Investors, LLC	Plastic Products	Control	$—	$7,766	$—	$7,766
Superior Industries Investors, LLC	Sporting Goods	Control	—	2,415	—	2,415
PremierGarage Holdings, LLC	Home Furnishings	Control	—	1,419	—	1,419
National Product Services, Inc.	Business Services	Control	—	949	—	949
Platinum Wireless, Inc.	Communications	Control	(1,149)	—	1,149	—
MTP Holding, LLC	Communications	Control	3,642	(32)	(3,642)	(32)
Flexsol Packaging Corp.	Plastic Products	Non-affiliate	—	(315)	—	(315)
Xfone, Inc.	Communications	Affiliate	—	(369)	—	(369)
D&B Towers, LLC	Communications	Non-affiliate	—	(802)	—	(802)
Other			34	(170)	(120)	(256)

Total			$2,527	$10,861	$(2,613)	$10,775

MCG’s board of directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. As part of our process for determining the fair value of our portfolio investments, we retain independent valuation firms to perform independent valuations on certain of our portfolio companies and review certain of our fair value determinations. These independent valuations and reviews are considered by our board of directors in their determinations of fair value of our portfolio companies. We intend to continue to engage these independent valuation firms to conduct independent valuations and reviews of valuations for certain investments in our portfolio. Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that has a fair value in excess of $5.0 million.

Over the last four quarters, independent valuation firms performed independent valuations or reviews of valuations for 47 portfolio companies, representing $1,242.1 million or 82% of the fair value of our total portfolio investments and $410.5 million or 80% of the fair value of our equity portfolio investments.

INCOME TAX PROVISION

During the three months ended March 31, 2008 and 2007, we recorded an income tax provision of $0.2 million and $0.4 million, respectively, related primarily to unrealized gains on investments owned by our taxable subsidiaries.

NET INCOME

Net income totaled $2.5 million for the three months ended March 31, 2008, which represents a $28.0 million, or 91.8%, decrease from the three months ended March 31, 2007. The decrease in net income is attributable to the items discussed above.

Financial Condition, Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

As of March 31, 2008 and December 31, 2007, we had $12.0 million and $23.3 million, respectively, in cash and cash equivalents. In addition, at March 31, 2008 and December 31, 2007, we had $20.5 million and $37.0 million, respectively, in cash, securitization accounts. We also had $2.8 million and $4.0 million of restricted cash as of March 31, 2008 and December 31, 2007, respectively. We primarily invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts, as well as cash that we have earmarked for deposit into securitization account to meet loan covenant requirements. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements, while in other cases we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts negatively impacts our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operational needs. Beginning with this Report on SEC Form 10-Q, we have reformatted our Consolidated Statements of Cash Flow to combine our operating and investing activities into one section. We believe that this presentation better reflects the nature of our business as a business development company.

For the three months ended March 31, 2008, net cash provided by operating activities totaled $32.2 million, a $90.8 million increase from the three months ended March 31, 2007 when $58.6 million of net cash was used in operations. This increase was due primarily to a $144.7 million decrease in portfolio investments partially offset by a $41.4 million decrease in principal collections related to investment repayments or sales and a $28.0 million decrease in net income. The impact on cash from the decrease in net income was largely offset by a $27.0 million increase in the net unrealized depreciation on our investments. During the three months ended March 31, 2008, cash used in financing activities was $43.5 million compared to cash provided by financing activities of $54.5 million during the three months ended March 31, 2007. This change is due primarily to net payments on borrowings of $30.7 million for the three months ended March 31, 2008 compared to $84.2 million of proceeds from borrowings for the three months ended March 31, 2007. This was partially offset by a reduction in cash in securitization accounts for paydown of principal on debt of $16.7 million for the three months ended March 31, 2008 compared to an increase of $4.9 million in cash in securitization accounts for paydown of principal on debt for the three months ended March 31, 2007. A $4.2 million increase in dividends paid also contributed to the increase in cash used by financing activities.

CURRENT MARKET CONDITIONS

The debt and equity capital markets in the United States have had a significant impact from the write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have had an impact on the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. The Company and other commercial finance companies have historically utilized the collateralized loan obligation, or CLO, market to finance some of their investment activities. Due to the current dislocation of the CLO market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector will have to access alternative debt markets in order to grow. The debt capital that will be available will most likely be at a higher cost, and terms and conditions may be less favorable. This has resulted and will continue to result in significant slowing of our origination activity during 2008.

In the event that the United States economy enters into an extended downturn or a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall deterioration in the operating results of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be affected adversely by economic conditions, which could have a negative impact on our future results.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, our cash and cash equivalents totaled $12.0 million and our borrowings totaled $720.3 million. Of the $720.3 million in outstanding borrowings, $157.4 million matures within one year. Of this amount, $101.4 million was outstanding under our 2006-2 warehouse facility with Merrill Lynch Capital Corporation as described more fully below and $56.0 million was outstanding under our Revolving Unsecured Credit Facility as also described more fully below. Currently, we also have the ability to borrow up to $130 million under the small business investment company, or SBIC, program, of which $20.0 million has been approved and the remainder of which is expected to become available to us subject to compliance with the Small Business Administration’s customary procedures. As a business development company, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities of at least 200% which may impact our ability to incur additional debt.

During April 2008, we completed a rights offering which resulted in the issuance of 9,500,000 shares of common stock. We received approximately $58 million of net cash proceeds as a result of this transaction, see Recent Developments. On May 1, 2008, SunTrust Bank provided the annual renewal of its liquidity facility that supports our $250 million Commercial Loan Funding Trust facility, as required annually – see Recent Developments. In addition, we are continuing to work on a variety of initiatives with our debt facilities to support both our ongoing operations and growth. We have executed a term sheet with an existing lender for a new revolving warehouse facility and are in discussions with a new lender for a new revolving warehouse facility. We currently estimate that these facilities, if obtained, will provide approximately an aggregate $350 million of additional borrowing capacity which would be utilized to support future growth. There can be no assurance that either of these transactions will be consummated or that we will be able to obtain additional borrowing capacity.

As of March 31, 2008, $101.4 million was outstanding under our 2006-2 warehouse facility with Merrill Lynch Capital Corporation. This facility was previously scheduled to expire on February 29, 2008, and was originally intended to be repaid with proceeds from a placement of debt in the CLO market. Due to the severe dislocation which has occurred in the CLO market, we determined that a CLO transaction is not possible in the near term. On February 12, 2008, this facility was amended to extend the maturity until August 31, 2008. Under the terms of the amendment, we are required to reduce the amount outstanding under this facility to not more than $82.5 million at April 21, 2008, not more than $55.0 million at May 31, 2008, and not more than $27.5 million outstanding at July 21, 2008, with the balance due on August 31, 2008. As of May 7, 2008, the actual amount outstanding under this facility is $60.7 million. We have met, and intend to continue to meet, our repayment obligations under this facility by moving the assets in this facility to other existing facilities – see also discussion of our revolving unsecured facility below.

Our revolving unsecured credit facility provides for aggregate borrowings of up to $130 million, subject to certain requirements including but not limited to maintaining certain levels of performing assets which are not pledged as collateral to other debt facilities. The amount outstanding under this facility as of May 7, 2008 is $68.0 million. This facility has a 364-day term which matures on June 4, 2008. We currently have a signed term sheet and are working actively with our existing lenders and certain potential new lenders on the renewal of this facility until June 2009. While we are confident at this time that we will be able to renew this facility, there can be no assurance that we will be able to renew this facility. In the event that we are unable to renew this facility at a reasonable size our liquidity will be reduced significantly.

In addition to our initiatives with respect to our borrowing facilities, we are working on a variety of initiatives to enhance our overall liquidity through the sale of certain debt and equity investments including potentially a portion of our investment in Broadview, our largest investment, in connection with its planned initial public offering in 2008.

The completion of some or all of these initiatives is expected to provide us with liquidity to be utilized throughout 2008 and potentially beyond. While we believe that some or all of these initiatives can be completed, there can be no assurance that we will be successful with any of these initiatives. In addition, we expect our origination activity to be significantly slower during the remainder of 2008, until we are able to complete some or all of these initiatives. In the event that we are unsuccessful with these initiatives, our ability to originate new investments and continue quarterly distributions at current levels could be impacted.

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

As of March 31, 2008, we had unused commitments to extend credit to our customers of $68.2 million, which are not reflected on our balance sheet. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of March 31, 2008, we had $7.3 million of guarantees and standby letters of credit.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of March 31, 2008:

	Payments Due by Period
(in thousands) Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(b)	$720,336	$157,423	$154,913	$25,000	$383,000
Future minimum rental obligations	10,330	2,043	4,257	3,991	39

Total contractual obligations	$730,666	$159,466	$159,170	$28,991	$383,039

(a)	Excludes the unused commitments to extend credit to our customers of $68.2 million as discussed above.
(b)

Borrowings under the MCG Commercial Loan Funding Trust Facility, the Commercial Loan Trust 2006-2, and the Revolving Unsecured Credit Facility are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities.

BORROWINGS

The following table shows our borrowings as of March 31, 2008 and December 31, 2007:

	Maturity Date	March 31, 2008			December 31, 2007
(in thousands)		Facility amount		Amount outstanding	Facility amount	Amount outstanding
Unsecured Notes	October 2010	$50,000		$50,000	$50,000	$50,000
Unsecured Notes	October 2012	25,000		25,000	25,000	25,000
Commercial Loan Trust 2006-2(a)	August 2008	101,423	(a)	101,423	200,000	136,422

Commercial Loan Funding Trust Facility	November 2010(b)
Class A Variable Funding Certificate		218,750		96,613	218,750	113,213
Class B Variable Funding Certificate		31,250		8,300	31,250	8,300

Term Securitizations	April 2018
Series 2006-1 Class A-1 Notes		106,250		106,250	106,250	106,250
Series 2006-1 Class A-2 Notes		50,000		40,500	50,000	45,100
Series 2006-1 Class A-3 Notes		85,000		85,000	85,000	85,000
Series 2006-1 Class B Notes		58,750		58,750	58,750	58,750
Series 2006-1 Class C Notes		45,000		45,000	45,000	45,000
Series 2006-1 Class D Notes		47,500		47,500	47,500	47,500

Revolving Unsecured Credit Facility	June 2008	130,000		56,000	100,000	30,500
SBIC Facility(c)	(d)	100,000		—	100,000	—

Total borrowings		$1,048,923		$720,336	$1,117,500	$751,035

(a)

As of March 31, 2008, the facility amount for the Commercial Loan Trust 2006-2 was $200.0 million. However, under the terms of Amendment Number 2 to the Warehousing Agreement, we are required to reduce the amount outstanding under this facility to not more than $82.5 million at April 21, 2008, not more than $55.0 million at May 31, 2008, and not more than $27.5 million outstanding at July 21, 2008, with the balance due on August 31, 2008. We may not initiate new borrowings under the facility; therefore, the facility amount shown above represents the line available to us at March 31, 2008.

(b)	Renewable annually at lender’s discretion.
(c)

As of March 31, 2008, we had the ability to borrow up to $100.0 million of SBA guaranteed debentures under the small business investment company, or SBIC program, of which $20.0 million has been approved and the remainder of which is expected to become available to us subject to compliance with the SBA’s customary procedures. Beginning in April 2008, we have the ability to borrow up to $130.0 million, subject to the SBA’s compliance procedures.

(d)

We may originate new borrowings through September 2012. Borrowings under the SBIC program must be repaid in ten years after the date of the borrowing, which will occur between September 2018 and September 2022.

The following table shows our weighted average borrowings, the weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(dollars in thousands)	2008	2007
Weighted-average borrowings	$726,177	$546,181
Average LIBOR	3.2%	5.4%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.1%	1.0%
Impact of amortization of deferred debt issuance costs	0.3%	0.3%

Total cost of funds	5.6%	6.7%

The weighted-average cost of funds for the three months ended March 31, 2008 was 5.6%, which represents a decrease of 109 basis points from the same quarter in 2007. This decrease resulted from a 219 basis point increase in average LIBOR, partially offset by a 110 basis point increase in the average spread to LIBOR.

All of our debt facilities, except the Revolving Unsecured Credit Facility and the Unsecured Notes, are funded through our bankruptcy remote, special purpose, wholly owned subsidiaries and, therefore, their assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain other covenants, including having sufficient levels of collateral and various restrictions on which loans we may leverage as collateral. We borrow directly, as well as indirectly, through credit facilities maintained by our subsidiaries. Some of our debt facilities contain cross-default provisions, whereby a default under one of our debt facilities could constitute a default under other debt facilities. Additional information about our debt facilities is provided below:

Unsecured Notes. In October 2005, we issued $50.0 million of investment-grade five-year unsecured notes at a 6.73% per annum fixed interest rate, payable semi-annually. These notes were issued in a private placement with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent. Subsequently, in October 2007, the Company issued an additional $25.0 million of five-year notes to the holders of the initial $50.0 million of unsecured notes. The $25.0 million notes issued in October 2007 are at a 6.71% per annum fixed interest rate, payable semi-annually.

Commercial Loan Trust 2006-2. In May 2006, we established, through MCG Commercial Loan Trust 2006-2, a $200.0 million warehouse credit facility with Merrill Lynch Capital Corp. The warehouse credit facility allows MCG Commercial Loan Trust 2006-2 to acquire up to $250.0 million of commercial loans with borrowings of up to $200.0 million subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility is secured primarily by the assets of MCG Commercial Loan Trust 2006-2, including the commercial loans purchased by the trust from the Company. Under the terms of the credit and warehouse agreement, the loans may be senior secured loans, second lien loans or unsecured loans, as defined in the agreement, subject to certain limitations As of October 2007, the advance rate under this facility was 75% of the value of the commercial loans purchased by the trust.

This facility was scheduled previously to expire on February 29, 2008 and was intended to be repaid with proceeds from a placement of debt in the CLO market. However, due to the severe dislocation that has occurred in the CLO market, we determined that a CLO transaction is not possible at this time. On February 12, 2008, this facility was amended to extend the maturity until August 31, 2008. Under the terms of the amendment, we are required to reduce the amount outstanding under this facility to not more than $82.5 million at April 21, 2008, not more than $55.0 million at May 31, 2008, and not more than $27.5 million outstanding at July 21, 2008, with the balance due on August 31, 2008. The amendment reduced the advance rate under the facility from 75% to 70% for non-senior loans, but remained at 75% for senior loans. In addition, the amendment increased the interest rate for advances from LIBOR plus 0.75% to LIBOR, plus 1.5%. MCG paid a modification fee of $250 in connection with this amendment. As of May 7, 2008, the Company had $60.7 million outstanding under this facility.

MCG Commercial Loan Funding Trust. We have, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The warehouse financing facility operates like a revolving credit facility that is secured primarily by the assets of MCG Commercial Loan Funding Trust, including commercial loans sold by the Company to the trust. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, term, average life, investment rating, agency rating and industry diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the facility. This facility is funded through two separate Variable Funding Certificates, or VFCs, including a $218.8 million Class A VFC and a $31.3 million Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral. Advances under the Class B VFC may be up to 10% of eligible collateral. The interest rates for Class A advances and Class B advances as of March 31, 2008 were the commercial paper rate plus 0.75% and 1.50%, respectively, per annum. The facility is scheduled to terminate on November 4, 2010, subject to annual renewal at the lender’s discretion, and may be extended under certain circumstances. On May 1, 2008, SunTrust Bank provided the annual renewal of this facility.

On May 1, 2008, SunTrust Bank provided the annual renewal of its liquidity facility supporting MCG’s $250.0 million committed secured warehouse credit facility. The warehouse facility maturity is November 2010, with annual liquidity renewals required each year. In connection with this renewal, we entered into the ninth amendment to our MCG Commercial Loan Funding Trust Facility, funded by Three Pillars Funding, LLC, an asset-backed Commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. Pursuant to the renewal, (1) the interest rate for the Class A advances increased from the commercial paper rate plus 0.75% to the commercial paper rate plus 1.50%, and (2) the interest rate for the Class B advances increased from the commercial paper rate plus 1.50% to the commercial paper rate plus 2.50%. Furthermore, the facility commitment fee increased from 0.20% to 0.30% and we paid a facility renewal fee of $0.75 million. See Note 4—Borrowings for additional information about this warehouse facility.

Commercial Loan Trust 2006-1. In April 2006, we completed a $500.0 million debt securitization through MCG Commercial Loan Trust 2006-1, its wholly owned subsidiary. The 2006-1 Trust issued $106.3 million of Class A-1 Notes, $50.0 million of Class A-2 Notes, $85.0 million of Class A-3 Notes, $58.8 million of Class B Notes, $45.0 million of Class C Notes, and $47.5 million of Class D Notes. The Series 2006-1 Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class B Notes, Class C Notes and Class D Notes bear interest of LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%, respectively.

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a five-year revolving period. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full during April 2007. All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $487.6 million as of March 31, 2008, which were purchased by the trust from us. The trust will purchase additional commercial loans from us, primarily using the proceeds from the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Revolving Unsecured Credit Facility. This facility is a $130.0 million unsecured revolving credit facility established with HVB. The facility allows for additional lenders with HVB acting as the agent. On January 8, 2008, we amended this revolving credit facility. Pursuant to this amendment, the aggregate revolving commitment amount was increased from $100.0 million to $130.0 million and an additional lender was added to this facility. Chevy Chase Bank increased its commitment from $10.0 million to $15.0 million. HVB, Sovereign Bank and Royal Bank of Canada maintained their $50.0 million, $15.0 million and $25.0 million commitments, respectively, and SunTrust Bank committed an additional $25.0 million. This facility is scheduled to mature on June 4, 2008.

Both the credit facility and the amendment thereto, provide that advances under this credit facility bear interest at LIBOR plus 2.00%, the prime rate plus 0.50%, or the Federal Funds rate plus 2.25%. In addition, there is a 0.25% per annum fee on undrawn amounts. The credit facility and amendment thereto contain customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting, minimum stockholders’ equity, minimum asset coverage ratio, minimum cash net operating income, and a minimum ratio of earnings before interest and taxes to interest expense. The credit facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, change of management, and material adverse change.

SBIC Facility. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has received a license from the United States Small Business Administration, or SBA, to operate as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended. Currently, the license allows Solutions Capital I, LP to borrow up to $130.0 million in funds that may be borrowed under the SBIC program based on current commitments, of which $20.0 million has been approved and the remainder of which is expected to become available to us subject to compliance with the SBA’s customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. In addition, we have applied for exemptive relief from the SEC similar to relief that has been granted to other business development companies, to permit us to exclude debt issued by the SBA to Solutions Capital I, LP from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There is no assurance that we will receive the exemptive relief from the SEC. The SBIC debt, once drawn, has an interim rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within six months of funding, and is set to the 10-year treasury rate at the time plus a spread and an annual SBA charge, which taken together currently approximate 275 basis points.

DISTRIBUTIONS

We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We are permitted to make distributions to our stockholders of certain net capital gains.

As a business development company that has elected to be treated as a RIC, we generally are required to (1) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built-in gains that we recognize in order to deduct distributions made (or deemed made) to our stockholders and (2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) in order to avoid an excise tax.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following table summarizes our distributions declared since January 1, 2007:

Date Declared	Record Date	Payment Date	Amount
May 6, 2008	June 30, 2008	July 30, 2008	$0.27
February 22, 2008	March 12, 2008	April 29, 2008	0.44
October 25, 2007	November 21, 2007	January 30, 2008	0.44
July 26, 2007	August 23, 2007	October 30, 2007	0.44
April 17, 2007	May 24, 2007	July 30, 2007	0.44
February 15, 2007	March 15, 2007	April 27, 2007	0.44

Since December 2001, we have declared distributions of $11.78 per share. Each year, we mail a statement on Form 1099-DIV to our stockholders that identifies the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of its distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. For the fiscal years ended December 31, 2006, 2005, 2004, and 2003 a portion of the distributions to our stockholders was deemed a return of capital. None of the distributions to shareholders during the fiscal year ended December 31, 2007 was deemed a return of capital. During the quarter ended March 31, 2008, we declared a dividend of $0.44 per share and paid a dividend that had been declared in October 2007 for payment in January 2008. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid during the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If we determined the tax attributes of its distributions paid year-to-date as of March 31, 2008, 47.46% would be from ordinary income and 52.54% would be a return of capital for stockholders. However, there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2008 distributions to our shareholders will actually be.

The following table is a reconciliation of GAAP net income to taxable net income for the three-month period ended March 31, 2008 and the year ended December 31, 2007:

(in thousands)	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Net income	$2,498	$86,636
Net gain of subsidiary not consolidated for tax purposes	(704)	(12,186)
Net change in unrealized depreciation (appreciation) on investments not taxable until realized	18,798	34,637
Timing difference related to deductibility of long-term incentive compensation	(113)	4,207
Interest income on nonaccrual loans that is taxable	2,245	17,040
Dividend income accrued for GAAP purposes, which is not yet taxable	(11,721)	(49,390)
Distributions from taxable subsidiaries	641	24,395
Federal tax expense	53	1,864
Other, net	451	(1,051)

Taxable income before deductions for distributions	$12,148	$106,152

Critical Accounting Policies

The consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The following section describes our accounting policies associated with the valuation of our portfolio of investments. For a full discussion of our other critical accounting policies and estimates, see Managements and Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

VALUATION OF INVESTMENTS

We determine the value of each investment in our portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is: (i) the market price for those securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. At March 31, 2008, over 96% of our total assets represented investments of which 99.8% are valued at fair value and 0.2% are valued at market value based on readily ascertainable public market quotes at March 31, 2008.

ADOPTION OF SFAS 157—FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157, which, for financial assets, is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In part, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. We adopted SFAS 157 for our financial assets beginning on January 1, 2008. This adoption resulted in a change in estimate in valuing most of the debt we have issued to non-control portfolio companies. In the first quarter of 2008, the impact of this change in estimate totaled a $3.8 million net unrealized loss.

DETERMINATION OF FAIR VALUE IN GOOD FAITH

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. To protect our investments and maximize our returns, we negotiate the structure of each debt and equity security in our investment portfolio. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership and corporate governance parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In some cases, our loan agreements also allow for increases in the spread to the base index rate, if the portfolio company’s financial or operational performance deteriorates or shows negative variances from its business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the portfolio company’s plan. Generally, our investments are subject to some restrictions on resale and have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation processes require analyses of numerous market, industry and company-specific factors, including the performance of the underlying investment, the financial condition of the portfolio company, changing market events and other factors relevant to the individual security.

There is no single approach for determining fair value in good faith. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. As a result, for portfolio investments that do not have an active market, we must apply judgment to the specific facts and circumstances associated with each security to determine fair value.

We use several valuation methodologies to estimate fair value, which generally results in a range of fair values from which we derive a single estimate of fair value of the portfolio company. In determining the fair value of a portfolio company, we analyze its historical and projected financial results, as well as key market value factors. Described below is an overview of the methods we use to determine fair value for those investments in our portfolio that are not traded actively. In determining fair value we assume that the securities in our portfolio would be exchanged in an orderly transaction at the measurement date.

•

Valuation of Majority-Owned Control Investments—Majority-owned control investments, which represent 48.0% of our investment portfolio, are composed of equity and debt securities for which we hold a majority ownership position and, in most cases, control the portfolio company’s board of directors. Market quotations are not readily available for our control investments. As a result, we determine the fair value of these investments, using a combination of market and income approaches. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. Generally, we apply multiples that we have observed for other comparable companies to relevant financial data for the portfolio company. We also use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. The valuation approaches for our majority-owned investments estimates the value of the investment if we were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition these valuation approaches consider the value associated with our ability to control the capital structure of the portfolio company, as well as the timing of a potential exit.

•

Valuation of Non-Majority Owned Control Investments and Non-Control Investments—Non-majority owned investments, which represent 2.2% of our investment portfolio, are composed of debt and equity securities for which have control, but are not the majority owner. Non-control investments, which represent 49.8% of our investment portfolio, are composed of debt and equity securities for which we do not have a controlling interest and for which a quoted market price is not readily available, which includes both affiliate and non-affiliate investments. For our non-majority owned control equity investments and our non-control equity investments, we use the market and income approaches used for our control investments. For non-majority owned control debt investments and non-control debt investments, we determine the fair value, primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security to maturity, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments.

•

Valuation of Thinly Traded and Over the Counter Securities—Securities that are traded in the over-the-counter market or on a stock exchange, including broadly syndicated securities, generally will be valued at the average of the prevailing bid and ask price on the date of the relevant period end. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the transferable restrictions on sale.

As part of our valuation analyses, we also include relevant key events that could affect the value of the securities, events, including private mergers and acquisitions, purchase transactions, public offerings, letters of intent subsequent debt or equity sales. In addition, our fair value analyses also factor in other relevant data, such as market changes and industry valuation benchmarks. The independent valuations and reviews are considered by our board of directors in its determination of the fair value of our portfolio companies. We have utilized, and intend to continue to utilize independent valuation firms to obtain additional support in the preparation of our internal valuation analyses each quarter.

Recent Accounting Pronouncements

FAIR VALUE MEASUREMENTS

On February 12, 2008, FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, or FAS 157-2 was issued, which deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. FAS 157-2 did not, however, defer the effective date for the adoption of SFAS 157 for financial assets and liabilities. We continue to assess the impact that the application of SFAS 157 to our nonfinancial assets and liabilities will have on our financial position and results of operations.

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. Among other requirements, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the first fiscal year that begins after November 15, 2007. Based upon our review, we have elected not to adopt SFAS 159 for financial liabilities that were in our portfolio as of March 31, 2008. However, the Company may elect to apply SFAS 159 to future financial liabilities. The impact on our financials from the potential application of SFAS 159 to a future liability would depend upon the attributes of the specific financial liability.

Recent Developments

RIGHTS OFFERING

On March 28, 2008, MCG issued to its stockholders of record transferable rights to subscribe for up to 9,500,000 shares of its common stock. Stockholders received one right for every seven outstanding shares of common stock owned on the record date.

The rights offering expired on April 18, 2008. At the time of expiration, the rights offering, which was oversubscribed by 67%, resulted in the issuance of 9,500,000 shares of MCG common stock. Net proceeds after payment of dealer-manager fees and before other offering-related expenses were approximately $58 million and will be used for origination of loans to and investments in primarily middle market companies, repayment of indebtedness, working capital, and other general corporate purposes. The subscription price for the rights offering was $6.36, or 88% of the volume-weighted average of the sales prices, or VWAP, of MCG’s common stock on the Nasdaq Global Select market on the five trading days ending on the expiration date. The VWAP was $7.23. As shown in the following table, as a result of the issuance of shares at a price below our net asset value per common share, or NAV, our NAV was reduced by approximately $0.80 per share upon the close of this transaction.

(in thousands, except per share amounts)	Amount	Shares	Net Asset Value Per Share
Net assets, outstanding stock, and net asset value per share—As of March 31, 2008	$810,203	65,570	$12.36
Pro forma impact of shares of common stock issued from rights offering	57,665	9,500	$(0.80)

Pro forma net assets, common stock, and net assets per share—adjusted for common stock issued from rights offering	$867,868	75,070	$11.56

RESTRICTED STOCK GRANTS

In April 2008, MCG’s Board of Directors approved the issuance of 545,100 shares of restricted stock to our employees pursuant to the MCG Capital Corporation 2006 Employee Restricted Stock Plan. Of these restricted shares, 395,100 shares will generally be expensed over four years and 150,000 shares will be expensed over three years pursuant to an employment agreement.

In April 2008, a total of 15,000 shares of restricted stock was issued to two the Company’s non-employee directors, pursuant to the 2006 Non-employee Director Restricted Stock Plan, upon the shareholders’ vote for the renewal of term. Pursuant to the terms of the associated restricted stock agreements for these issuances, these shares will be expensed over three years.

MCG COMMERCIAL LOAN FUNDING TRUST

On May 1, 2008, SunTrust Bank provided the annual renewal of its liquidity facility supporting MCG’s $250 million committed secured warehouse credit facility. This warehouse financing facility is funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The warehouse financing facility operates like a revolving credit facility that primarily is secured by the assets of MCG Commercial Loan Funding Trust. The warehouse facility maturity is November 2010, with annual liquidity renewals each year. In connection with this renewal, the interest rates for Class A and Class B advances have increased to the commercial paper rate plus 1.50% and 2.50%, respectively. The Class A and Class B advances previously bore interest at the commercial paper rate plus 0.75% and 1.50%, respectively. The facility commitment fee has increased to 0.30% from 0.20% previously. In addition, we paid a facility renewal fee of $0.75 million, or 0.30%. See Note 4—Borrowings for additional information about this warehouse facility.

SBIC FACILITY

In April 2008, MCG increased its commitment to Solutions Capital I, a wholly owned SBIC subsidiary, which increased the borrowing capacity from $100.0 million to $130.0 million that can be used to provide debt and equity capital to qualifying small businesses. At the present time, $20.0 million has been approved by the SBA and the remainder of which is expected to become available to us subject to compliance with the SBA’s customary procedures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of March 31, 2008, approximately 62.1% of the fair value our loan portfolio bore interest at a spread to LIBOR or Prime, and 37.9% at a fixed rate. As of March 31, 2008, approximately 27.3% of our loan portfolio, at cost, had LIBOR floors between 1.5% and 3.0% on the LIBOR base index.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2008, we were not a party to any hedging arrangements. Certain of our interest bearing investments contained LIBOR floors between 1.5% and 3.0% on the LIBOR base index to minimize our exposure to significant decreases in interest rates.

The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$30,167	$—	$42,604	$—
Money Market Rate	1,961	—	3,197	—
Prime Rate	12,139	—	9,117	—
30-Day LIBOR	30,152	—	34,695	—
60-Day LIBOR	—	—	685	—
90-Day LIBOR	570,104	540,423	584,339	554,522
180-Day LIBOR	17,044	—	14,984	—
9 month LIBOR	—	—	—	—
Commercial Paper	—	104,913	—	121,513
Fixed Rate	385,201	75,000	397,855	75,000

Total	$1,046,768	$720,336	$1,087,476	$751,035

Based on our March 31, 2008 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income
(200)	(9,731)	(12,907)	3,176
(100)	(5,566)	(6,453)	887
100	6,616	6,453	163
200	13,231	12,907	324
300	19,847	19,360	487

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2007, we received an examination report from the Internal Revenue Service, or IRS, related to their audit of our tax returns for the 2004 and 2005 tax years. The IRS has proposed changes to certain deductions made by us for those years, most of which are related to the timing of certain realized losses in the portfolio. We are in the process of appealing the proposed changes, and we currently believe that it is more likely than not that our appeal will be successful. There can be no assurance that our appeal will be successful with respect to any or all of the changes proposed by the IRS. If we are not successful appealing the adjustments proposed by the IRS, we could be subject to penalties and interest of up to $12.5 million. If in the future, our belief changes that we are more likely than not to be successful with our appeal, we will accrue an estimate of the amounts due in a future period.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board. We are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to value each individual investment and to record any unrealized depreciation for any asset that we believe has decreased in value. Because there is typically no public market for the securities of the companies in which we invest, our board will determine the fair value of these securities on a quarterly basis pursuant to our valuation policy. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

Currently, we may be in a period of capital markets disruption and slowing economic growth or recession

We believe that in 2007 and into 2008, the U.S. capital markets entered into a period of disruption as evidenced by increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets. We believe the United States and other countries may also be in a period of slowing economic growth or a recession. As noted in many of our risk factors below, this period may increase the probability that these risks could negatively impact us.

We primarily make investments in privately owned middle market companies, which may default on their loans or fail to perform as we expect, thereby reducing or eliminating the return on our investments.

Our portfolio primarily consists of debt and equity investments in privately owned middle market businesses. Compared to larger publicly owned companies, these middle market companies may be more vulnerable to economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position, and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Typically, their success depends on the management talents and efforts of an individual or a small group of persons. The death, disability or resignation of any of their key employees could harm their financial condition. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may have an adverse affect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any collateral for the loan.

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

If the industries in which we invest on a recurring basis, including the communications industry, experience adverse economic or business conditions, our operating results may be impacted negatively.

From time to time we target specific industries in which to invest on a recurring basis, which could cause a high concentration of our portfolio in a specific industry. At March 31, 2008, approximately 20.0% of our portfolio at fair value was invested in companies in the communications industry. Of the 20.0% in the communications industry, 17.6% represents our investments in CLECs, and 2.4% represents our investments in other communications companies. If our customers in the communications industry, or any other industry in which our portfolio is or may become concentrated, suffer due to adverse business conditions or due to economic slowdowns or downturns, we will be more vulnerable to losses in our portfolio and our operating results may be impacted negatively.

Our financial results could be affected negatively if Broadview Networks Holdings, Inc. fails to perform as expected.

Broadview Networks Holdings, Inc., or Broadview, a competitive local exchange carrier, or CLEC serving primarily business customers, is our largest portfolio investment, in which we hold preferred stock with an aggregate fair value of $197.5 million at March 31, 2008. Our Broadview investment represented approximately 13.1% of the fair value of our total investments at March 31, 2008 compared to 12.3% of the fair value of our total investments at December 31, 2007. Additionally, our investment in Broadview accounted for $8.0 million, or 18.6%, of our total revenue for the three months ended March 31, 2008, compared to $7.8 million, or 15.6%, of our total revenue for the three months ended December 31, 2007.

Our investment in Broadview entitles us to total preferred claims of approximately $274.9 million, prior to any claims by common shareholders. We are also entitled to accumulating dividends on our preferred stock investment, which accumulate and compound quarterly at an annual rate of 12% on $274.9 million but are not payable in cash on a current basis. Because accumulating dividends are typically not part of taxable income until they are received in cash, it is possible that our GAAP earnings may exceed our taxable earnings by a significant amount until such time as this investment is liquidated.

In November 2007, Broadview filed a registration statement on Form S-1 to register shares for an initial public offering, or IPO, of equity securities. In the event that Broadview is successful with their IPO, we will be required to convert our yielding preferred stock, which represents an ownership interest of approximately 46% on an as-if converted basis, into non-yielding common stock. In connection with an IPO by Broadview, we may sell a portion of our investment in Broadview, which could result in a significant liquidity event for us.

Our ability to recognize income from our preferred stock investment in Broadview in future periods will be dependent on the performance and value of Broadview. Broadview continues to perform in accordance with our expectations; however, we currently do not expect to accrue any further dividends on our Broadview investment which will materially reduce our revenue and earnings in future periods.

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our investment portfolio could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Economic downturns or recessions could impair our portfolio companies’ financial position and operating results, which could, in turn, harm our operating results and reduce our volume of new investments.

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

An economic downturn could disproportionately impact the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could have a negative impact on our financial results.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investment originations and negatively impact our operating results.

A general disruption in the credit markets could materially damage our business.

We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to provide liquidity to meet our liability maturities. Our borrowings under our credit facility are collateralized by the assets in our investment portfolio. A general disruption in the credit markets could result in a diminished appetite for our securities. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a business development company and materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw down our credit facility. These situations may arise due to circumstances that we may be unable to control, such as a general disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

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

On April 23, 2008, our shareholders approved a proposal that allows the Company, with the approval of its Board of Directors to sell shares of its common stock at a price below the Company’s then-current net asset value per share. The approval expires on the earlier of April 23, 2009 or the date of the Company’s 2009 Annual Meeting of Stockholders, which currently is expected to be held in May 2009. The issuance of common stock at a price below the Company’s then-current net asset value would reduce the net asset value for the then-current shareholders. If we cannot obtain additional funds because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

We have substantial indebtedness and servicing our indebtedness could reduce funds available to grow our business or make new investments.

As of March 31, 2008, we had $720.3 million of outstanding borrowings under our debt facilities. As of March 31, 2008, the weighted-average annual interest rate on all of our outstanding borrowings was 5.6%, excluding the amortization of deferred debt issuance costs. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2008 total assets of at least 2.3%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was $207.8 million as of March 31, 2008.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At March 31, 2008, this ratio was 209%.

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

Our Revolving Unsecured Credit Facility is scheduled to expire on June 4, 2008. We currently have a signed term sheet and are working actively with our existing lenders and certain potential new lenders on the renewal of this facility until June 2009. While we are confident at this time that we will be able to renew this facility, there can be no assurance that we will, in fact, be able to renew.

Our Commercial Loan Funding Trust Facility $250.0 million warehouse financing facility through Three Pillars Funding, LLC is scheduled to terminate on November 4, 2010, but is subject to annual renewal by the lender and may be extended under certain circumstances. This facility was renewed on May 1, 2008 and the next renewal date is April 30, 2009.

Our $200.0 million warehouse credit facility with Merrill Lynch Capital Corporation is scheduled to expire on August 31, 2008, and is subject to required reductions of the amount outstanding under the facility throughout the remaining term.

We cannot assure you that we will be able to extend the terms of these facilities or to obtain sufficient funds to repay any amounts outstanding under these facilities before they expire, terminate or otherwise mature either from a renewal, a replacement facility or an alternative debt or equity financing. In addition, if we are unable to renew or replace either of these facilities at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under these facilities and are declared in default or are unable to renew or refinance these facilities, we would not be able to operate our business in the regular course.

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

If we fail to manage our growth, our financial results could be affected adversely.

We have expanded our operations significantly since purchasing our business from First Union National Bank in 1998. Our growth has placed and could continue to place significant strain on our management systems and resources. We must continue to refine and expand our marketing capabilities, our management of the investment process, our access to financing resources and our technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not develop sufficient lending and administrative personnel and management and operating systems to manage our expansion effectively. If we are unable to manage our growth, both our operations and our financial results could be could be affected adversely.

If we need to sell any of our investments, we may not be able to do so at a favorable price and, as a result, we may suffer losses.

Our investments usually are subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. In addition, if we were forced to liquidate some or all of the investments in our portfolio immediately, the proceeds of such liquidation could be significantly less than the current value of such investments. We may be required to liquidate some or all of our portfolio to meet our debt service obligations or to maintain our qualification as a business development company and as a regulated investment company if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

Our business depends on our key personnel.

We depend on the continued services of our executive officers and other key management personnel. The loss of any of our executive officers or key management personnel could result in inefficiencies in our operations and lost business opportunities, which could have a negative impact on our business.

Fluctuations in interest rates could affect our income adversely.

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally have no effect on the existing fixed rate loans in our portfolio. In addition, a significant decrease in interest rates could reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 62.1% of the loans in our portfolio, based on amounts outstanding at fair value as of March 31, 2008, were at variable rates determined on the basis of a benchmark LIBOR or prime rate and approximately 37.9% were at fixed rates.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.

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

The 1940 Act prohibits the Company from selling shares of its common stock at a price below the current net asset value per share of such stock or NAV, unless its stockholders approve such a sale and the Company’s Board of Directors make certain determinations. On April 23, 2008, the stockholders approved a proposal that gives the Company the ability to issue shares of its common stock, with the approval of the board of directors, shares of its common stock at a price below the then-current NAV for a twelve-month period. The approval expires on the earlier of April 23, 2009 on the date of the Company’s 2009 Annual Meeting of Stockholders, which currently is expected to be held in May 2009. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution.

Any change in regulation of our business could have a negative effect on the profitability of our operations.

Changes in the laws, regulations or interpretations of the laws and regulations that govern business development companies, regulated investment companies or non-depository commercial lenders could have a significant effect on our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we might have to restrict our operations.

One of our wholly owned subsidiaries is licensed by the SBA, and as a result, we will be subject to SBA regulations.

Our wholly owned subsidiary Solutions Capital I, LP, is licensed to operate as a SBIC and is regulated by the SBA. The SBA regulations require that a licensed SBIC be examined periodically and audited by the SBA to determine its compliance with the relevant SBA regulations. If Solutions Capital I, LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit the Solutions Capital I, LP’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Solutions Capital I, LP from making new investments. The SBA also imposes a limit on the maximum amount that may be borrowed by any single SBIC. The SBA prohibits, without prior SBA approval, a “change of control” of a SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1	Amendment No. 1 to Fourth Amended and Restated Revolving Credit Agreement dated as of January 8, 2008, among MCG Capital Corporation, Bayerische Hypo–Und Vereinsbank, AG, New York Branch and Various Lenders (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on January 14, 2008).

10.2	Agreement and Amendment Number 2 to Warehousing Agreement, dated as of February 12, 2008, by and among MCG Commercial Loan Trust 2006-2, MCG Capital Corporation and Merrill Lynch Capital Corp. (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on February 13, 2008).

10.3	Amended and Restated Employment Agreement by and between MCG Capital Corporation and Michael R. McDonnell, dated as of March 5, 2008. (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on March 7, 2008).

10.4	Ninth Amendment to Sale and Servicing Agreement, dated May 1, 2008, by and among MCG Commercial Loan Funding Trust and MCG Capital Corporation, SunTrust Robinson Humphrey, Inc., and Wells Fargo Bank National Association (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on May 5, 2008).

10.5	MCG Capital Corporation Amended and Restated 2006 Employee Restricted Stock Plan (incorporated by reference to Exhibit 99.1 filed with MCG Capital’s Current Report on Form 8-K filed on May 7, 2008).

10.6	MCG Capital Corporation Amended and Restated 2006 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 99.2 filed with MCG Capital’s Current Report on Form 8-K filed on May 7, 2008).

15++	Letter regarding Unaudited Interim Financial Information.

31.1++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2++	Certification of Chief Financial Officer and Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1++	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2++	Certification of Chief Financial Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

++	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2008.

MCG CAPITAL CORPORATION

By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney
Chief Executive Officer

By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell
Chief Financial Officer and Chief Accounting Officer