Form 10-Q
period 2008-06-30
MCG CAPITAL CORP
filed 2008-08-08
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(703) 247-7500

(Registrant’s telephone number, including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2008, there were 75,610,404 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$17,014	$23,297
Cash, securitization accounts	29,098	37,003
Cash, restricted	2,379	4,010
Investments at fair value
Non-affiliate investments (cost of $640,639 and $675,077, respectively)	660,300	706,819
Affiliate investments (cost of $72,317 and $70,516, respectively)	80,024	77,601
Control investments (cost of $839,079 and $818,808, respectively)	690,760	760,670

Total investments (cost of $1,552,035 and $1,564,401, respectively)	1,431,084	1,545,090
Interest receivable	8,105	11,272
Other assets	18,915	16,909

Total assets	$1,506,595	$1,637,581

Liabilities
Borrowings (maturing within one year of $44,663 and $166,922, respectively)	$692,975	$751,035
Interest payable	4,450	6,599
Dividends payable	20,417	28,858
Other liabilities	9,223	16,400

Total liabilities	727,065	802,892

Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on June 30, 2008 and December 31, 2007, 75,618 issued and outstanding on June 30, 2008 and 65,587 issued and outstanding on December 31, 2007	756	656
Paid-in capital	994,018	933,274
Undistributed (distributions in excess of) earnings
Paid-in capital	(84,070)	(84,070)
Other	(9,843)	4,704
Net unrealized depreciation on investments	(120,951)	(19,311)
Stockholder loans	(380)	(564)

Total stockholders’ equity	779,530	834,689

Total liabilities and stockholders’ equity	$1,506,595	$1,637,581

Net asset value per common share at period end	$10.31	$12.73

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$17,580	$19,265	$37,454	$38,305
Affiliate investments (5% to 25% owned)	1,676	4,335	3,549	7,546
Control investments (more than 25% owned)	10,884	23,784	31,536	38,207

Total interest and dividend income	30,140	47,384	72,539	84,058

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	580	657	933	2,314
Affiliate investments (5% to 25% owned)	—	50	—	50
Control investments (more than 25% owned)	380	2,097	624	3,908

Total advisory fees and other income	960	2,804	1,557	6,272

Total revenue	31,100	50,188	74,096	90,330

Operating expenses
Interest expense	8,415	10,502	18,715	19,647
Employee compensation
Salaries and benefits	3,386	6,364	9,592	11,866
Amortization of employee restricted stock awards	1,862	2,024	3,604	5,006

Total employee compensation	5,248	8,388	13,196	16,872
General and administrative expense	4,487	2,804	7,969	5,271

Total operating expenses	18,150	21,694	39,880	41,790

Net operating income before net investment (losses) gains and income tax provision (benefit)	12,950	28,494	34,216	48,540

Net realized gains on investments
Non-affiliate investments (less than 5% owned)	125	5,941	125	5,941
Affiliate investments (5% to 25% owned)	(62)	—	(62)	—
Control investments (more than 25% owned)	72	4,364	272	6,891

Total net realized gains on investments	135	10,305	335	12,832

Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	(2,514)	(2,143)	(12,081)	(3,638)
Affiliate investments (5% to 25% owned)	150	2,454	622	2,251
Control investments (more than 25% owned)	(80,059)	(1,998)	(89,762)	7,948

Total net unrealized (depreciation) appreciation on investments	(82,423)	(1,687)	(101,221)	6,561

Net investment (losses) gains before income tax provision (benefit)	(82,288)	8,618	(100,886)	19,393
Income tax provision (benefit)	162	(934)	332	(567)

Net (loss) income	$(69,500)	$38,046	$(67,002)	$68,500

(Loss) earnings per basic and diluted common share(a)	$(0.96)	$0.60	$(0.96)	$1.10

Cash distributions declared per common share	$0.27	$0.44	$0.71	$0.88

Weighted-average common shares outstanding
Basic(a)	72,310	63,461	70,126	62,281
Diluted(a)	72,310	63,527	70,126	62,327

(a)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 5—Capital Stock and Note 8—(Loss) Earnings Per Share in the Notes to our Condensed Consolidated Financial Statements for additional information about the rights offering, the associated bonus element, and its estimated impact on our net asset value per common share.

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Six months ended June 30,
(in thousands, except per share amounts)	2008	2007
Operations
Net operating income before investment (losses) gains and income tax provision (benefit)	$34,216	$48,540
Net realized gains on investments	335	12,832
Net unrealized (depreciation) appreciation on investments	(101,221)	6,561
Income tax (provision) benefit	(332)	567

Net (loss) income	(67,002)	68,500

Stockholder distributions
Distributions declared	(49,185)	(53,520)

Net decrease in net assets resulting from stockholder distributions	(49,185)	(53,520)

Capital share transactions
Issuance of common stock	57,107	53,803
Repayment of stockholder loans	—	5
Unrealized depreciation on stockholder loans	184	—
Amortization of non-employee director restricted stock awards	133	60
Amortization of employee restricted stock awards	3,604	5,006

Net increase in net assets resulting from capital share transactions	61,028	58,874

Total (decrease) increase in net assets	(55,159)	73,854
Net assets at beginning of period	834,689	753,137

Net assets at end of period	$779,530	$826,991

Net asset value per common share at end of period	$10.31	$13.23

Common shares outstanding at end of period	75,618	62,492

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2008	2007
Operating activities
Net (loss) income	$(67,002)	$68,500

Adjustments to reconcile net income to net cash provided by operating activities:
Investments in portfolio companies	(52,781)	(334,379)
Principal collections related to investment repayments or sales	85,840	158,165
Increase in accrued payment-in-kind interest and dividends	(16,860)	(19,403)
Decrease (increase) in interest receivable	470	(937)
Amortization of non-employee director restricted stock awards	133	60
Amortization of employee restricted stock awards	3,604	5,006
Decrease (increase) in cash—securitization accounts from interest collections	196	(235)
Depreciation and amortization	1,617	936
Unrealized depreciation on stockholder loans	184	—
(Increase) decrease in other assets	(488)	5,748
Decrease in other liabilities	(8,820)	(2,146)
Net realized gains on investments	(335)	(12,832)
Net change in unrealized depreciation (appreciation) on investments	101,221	(6,561)

Net cash provided by (used in) operating activities	46,979	(138,078)

Financing activities
Net (payments) proceeds from borrowings	(58,060)	179,182
Decrease (increase) in cash—securitization accounts for paydown of principal on debt	7,709	(18,093)
Payment of financing costs	(2,305)	(532)
Distributions paid	(57,713)	(50,822)
Issuance of common stock, net of costs	57,107	53,803
Repayment of stockholder loans	—	5

Net cash (used in) provided by financing activities	(53,262)	163,543

(Decrease) increase in cash and cash equivalents	(6,283)	25,465
Cash and cash equivalents at beginning of period	23,297	21,691

Cash and cash equivalents at end of period	$17,014	$47,156

Supplemental disclosures
Interest paid	$19,799	$17,848
Income taxes paid	350	761

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Control Investments: Majority-owned (5):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14-12/14)(1)	$13,382	$13,264	$13,264
		Preferred Units (10.0%, 17,100 units)(1)		18,089	21,888
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.(6)	Communications-CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	89,821
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	103,669
		Class A Common Stock (4,698,987 shares)		—	—

Cleartel Communications, Inc.(2) (6)	Communications-CLEC	Subordinated Debt (11.2%, Due 10/08-3/11)	36,412	33,548	—
		Series B Preferred Stock (8.0%, 57,862 shares)		50,613	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($5,000)

Coastal Sunbelt, LLC(2)	Food Services	Senior Debt (7.3%, Due 1/12)(1)	15,560	15,420	15,420
		Subordinated Debt (14.8%, Due 1/13)(1)	15,224	15,103	15,103
		Preferred LLC Interest (12.0%, 123,250 units)		13,809	15,906
		Warrants to purchase Class B Common Stock		—	—

GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (8.0%, Due 4/12-6/12)(1)	21,104	20,895	20,895
		Subordinated Debt (14.0%, Due 6/13)(1)	8,000	7,648	7,648
		Class B Voting Units (8.0%, 86,700 units)		9,071	2,991

Intran Media, LLC	Other Media	Senior Debt (7.5%, Due 12/11)(1)	12,500	12,403	12,403
		Preferred Units (10.0%, 86,000 units)		9,095	7,532

JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	25,471	25,266	25,266
		Preferred Units (10.0%, 133,204 units)		18,470	16,028

Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13) (1)	26,918	26,636	26,636
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	4,133

JUPR Holdings, Inc.(2)(12)	Information Services	Senior Debt (9.8%, Due 3/10)(1)	2,039	1,995	1,995
		Series A Preferred Stock (10.0%, 100,000 shares)		12,407	13,407
		Common Stock (770,000 shares)		—	4,958
		Standby Letter of Credit ($175)
		Guaranty ($954)

LMS Intellibound Investors, LLC(2)	Logistics	Senior Debt (7.4%, Due 5/12-8/12)(1)	12,385	12,265	12,265
		Subordinated Debt (15.0%, Due 11/12)(1)	17,000	16,866	16,866
		Preferred Units (12.0%, 19,650 units)		22,448	34,919
		Warrants to purchase Class B Common Stock		—	—

MTP Holding, LLC(6)	Communications-Other	Common LLC Interest (79,171 units)		10	112

Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	15,900	15,775	15,775
		Preferred LLC Interest (10.0%, 120,000 units)		13,324	10,750
		Standby Letter of Credit ($117)

RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (7.4%, Due 12/10) (1)	8,500	8,461	8,461
		Subordinated Debt (15.0%, Due 12/11)(1)	9,688	9,636	9,636
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	3,509

Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13)(1)	17,850	17,723	17,723
		Preferred LLC Units (8.0%, 125,400 units)		14,405	28,658

TNR Entertainment Corp.(2) (6) (13)	Entertainment	Senior Debt (14.4%, Due 9/09)	18,678	16,152	16,152
		Subordinated Debt (18.9%, Due 9/09)	14,617	12,355	12,355
		Series A Preferred Stock (12.5%, 585,939 shares)		15,000	9,274
		Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 9/17)		—	—

Total Sleep Holdings, Inc.(2) (9)	Healthcare	Subordinated Debt (15.0%, Due 9/11)	27,599	27,458	27,458
		Unsecured Note (0.0%, Due 6/11)	375	318	318
		Series A Preferred Stock (10.0%, 3,700 shares)		3,792	6,970
		Common Stock (2,592,920 shares)		1,000	—

Working Mother Media, Inc.(6)	Publishing	Senior Debt (6.5%, Due 12/08)	16,875	12,299	9,395
		Class A Preferred Stock (13.0%, 12,497 shares)		12,497	—
		Class B Preferred Stock (13.0%, 1 share)		1	—
		Class C Preferred Stock (13.0%, 1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($1,146)

Total Control Investments: Majority-owned (represents 46.1% of total investments at fair value)				802,260	659,559

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Control Investments: Non-majority owned(4):
Crystal Media Network, LLC(6)(7)	Broadcasting	LLC Interest		$2,447	$2,520

National Product Services, Inc. (2)	Business Services	Senior Debt (10.3%, Due 6/09)	$13,557	8,668	13,111
		Subordinated Debt (16.0%, Due 6/09)	14,761	12,306	4,730
		Common Stock (995,428 shares)		—	—

PremierGarage Holdings, LLC(2)	Home Furnishings	Senior Debt 7.9%, Due 6/10-12/10)(1)	8,482	8,427	8,314
		Preferred LLC Units (8.0%, 445 units)		4,971	2,526
		Common LLC Units (356 units)		—	—

Total Control Investments: Non-majority-owned (represents 2.2% of total investments at fair value)				36,819	31,201

Total Control Investments: (represents 48.3% of total investments at fair value)				839,079	690,760

Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (11.4%, Due 10/11)(1)	6,615	6,432	6,387
		Subordinated Debt (16.0%, Due 4/12)(1)	4,823	4,697	4,586
		Common Stock (423 shares)		524	1
		Warrants to purchase Common Stock (expire 10/16)		348	—

Cherry Hill Holdings, Inc.(2)	Entertainment	Senior Debt (10.5%, Due 8/11) (1)	10,851	10,770	10,770
		Series A Preferred Stock (10.0%, 750 shares)		888	888

Stratford School Holdings, Inc.(2)	Education	Senior Debt (7.3%, Due 7/11-9/11)(1)	18,230	18,093	18,093
		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,678	6,678
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		60	7,600
		Warrants to purchase Common Stock (expire 5/15) (1)		67	2,451

Sunshine Media Delaware, LLC(2) (6)	Publishing	Class A LLC Interest (8.0%, 563,808 units)		564	33
		Common Stock (145 shares)		581	34
		Options to acquire Warrants to purchase		—	—
		Class B LLC Interest (expire 5/14)

Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (6.9%, Due 12/12)(1)	18,796	18,676	18,480
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

XFone, Inc.(6)	Communications-Other	Common Stock (852,956 shares)		2,439	2,523
		Warrants to purchase Common Stock (expire 3/11)		—	—

Total Affiliate Investments (represents 5.6% of total investments at fair value)				72,317	80,024

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, lnc.(2)	Consumer Products	Senior Debt (7.4%, Due 6/12)(1)	$19,750	$19,621	$19,359
		Subordinated Debt (14.0%, Due 9/12)(1)	13,268	13,018	13,003
		Class A-1 Common Stock (3,056 shares)		3,056	2,485
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	428

Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (8.9%, Due 12/12)(1)	7,480	7,436	7,435
		Subordinated Debt (10.6%, Due 12/12)(1)	2,270	2,201	2,201
		Warrants to purchase Common Stock (expire 11/15)		—	60

Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (10.1%, Due 3/10)(1)	3,963	3,947	3,947

B & H Education, Inc.(2)	Education	Senior Debt (7.3%, Due 3/10)(1)	2,250	2,238	2,238
		Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,405	2,405

BLI Holdings, Inc.(2)	Drugs	Subordinated Debt (13.5%, Due 9/08)(1)	10,331	10,211	10,211

CEI Holdings Inc.	Cosmetics	Senior Debt (4.9%, Due 3/14)(1)	4,530	4,540	3,679

Cervalis LLC	Business Services	Senior Debt (7.3%, Due 3/12)(1)	17,625	17,519	17,450

Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,092	2,077	2,077
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,371	2,409
		Warrants to purchase Class B Common Stock		—	—

Construction Trailer Specialist, Inc.(2)	Auto Parts	Senior Debt (8.2%, Due 7/12)(1)	4,318	4,253	4,253
		Subordinated Debt (15.0%, Due 1/13)(1)	5,053	5,012	5,012

Country Road Communications LLC(2)	Communications-Other	Subordinated Debt (10.2%, Due 7/13)(1)	13,000	12,926	12,926

Crescent Publishing Company, LLC(2)	Newspaper	Senior Debt (14.6%, Due 6/10)(1)	832	723	723

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (9.9%, Due 12/13)(1)	20,000	19,844	19,430

CWP/RMK Acquisition Corp. (2)	Home Furnishings	Senior Debt (8.2%, Due 6/11)(1)	6,033	5,989	5,640
		Subordinated Debt (12.7%, Due 12/12)(1)	11,929	11,016	4,355
		Common Stock (500 shares)		500	—

Cyrus Networks, LLC	Business Services	Senior Debt (6.5%, Due 7/13)(1)	4,688	4,649	4,556
		Subordinated Debt (10.0%, Due 1/14)(1)	5,203	5,192	4,979

Dayton Parts Holdings, LLC(2)	Auto Parts	Subordinated Debt (8.1%, Due 6/11)(1)	21,500	21,355	20,664
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		412	318

The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	16

Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (9.3%, Due 5/12)(1)	4,034	3,975	3,975
		Subordinated Debt (14.5%, Due 6/12)(1)	5,057	5,027	5,027

Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (9.9%, Due 9/10)(1)	4,640	4,586	4,586
		Subordinated Debt (16.0%, Due 3/11)(1)	9,062	9,018	9,018

Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (13.2%, Due 12/12)(1)	3,037	3,016	1,194

G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (10.1%, Due 5/14)(1)	17,500	16,860	16,860
		Series A Preferred Shares (14.0%, 5,000,000 shares)		5,421	5,421
		Class C Shares (621,907 shares)		529	529

Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (8.0%, Due 4/19)	—	3,646	2,164

GoldenSource Holdings Inc.(6)	Technology	Warrants to purchase Class A Common Stock (expire 10/08)		—	—

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (8.0%, Due 2/13)(1)	$9,000	$8,890	$8,890
		Subordinated Debt (14.0%, Due 8/13)	7,730	7,684	7,684
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	5,180

Home Interiors & Gifts, Inc. (6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)	4,141	3,991	1,069

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		7,200	7,200
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		422	28,351

Jupitermedia Corporation(6)	Information Services	Common Stock (148,373 shares)		2,114	208

Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (11.1%, Due 8/13)(1)	2,328	2,312	2,268

Marietta Intermediate Holding Corporation(6)	Cosmetics	Subordinated Debt (12.2%, Due 12/11)(1)	2,105	2,028	294

The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (15.5%, Due 11/14)(1)	14,057	14,057	14,057

Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (13.5%, Due 4/14)(1)	12,500	12,388	12,388
		Preferred Units (10.0%, 1,250,000 units)		1,335	1,335
		Class A Common Units (1,250,000 units)		—	47

MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13) (1)	31,021	30,832	30,832
		Class A LLC Interest (4,712,042 units)		3,000	5,456

Metropolitan Telecommunications Holding Company(2)	Communications-CLEC	Senior Debt (10.0%, Due 6/10-9/10) (1)	16,773	16,563	16,563
		Subordinated Debt (13.8%, Due 12/10)(1)	10,929	10,826	10,826
		Warrants to purchase Common Stock (expire 9/13)		1,843	10,637

MicroCal Holdings, LLC(2)	Laboratory Instruments	Senior Debt (7.5%, Due 3/10-9/10)(1)	9,930	9,901	9,901
		Subordinated Debt (14.5%, Due 3/11 (1)	9,000	8,982	8,982

Miles Media Group, LLC(2)	Publishing	Senior Debt (9.5%, Due 6/13) (1)	18,921	18,527	18,527

NDSSI Holdings, LLC(2)	Electronics	Senior Debt (8.1%, Due 12/10-12/11)(1)	19,897	19,728	19,728
		Subordinated Debt (15.0%, Due 12/12)(1)	20,669	20,587	20,587
		Class A Common LLC Interest (1,000,000 units)		333	1,088

New Century Companies, Inc.(6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—

New England Precision Grinding Holdings, LLC	Industrial Products	Senior Debt (9.5%, Due 10/13)(1)	26,000	25,751	25,751
		Common Units (1,000,000 units)		1,000	1,000

PartMiner, Inc.(2)	Information Services	Senior Debt (10.2%, Due 6/09)(1)	1,352	1,336	1,336

Philadelphia Newspapers, LLC(6)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14) (1)	5,082	5,071	2,439

Powercom Corporation(2)	Communications-CLEC	Senior Debt (10.0%, Due 2/10)	1,493	1,493	1,442
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—

Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (8.5%, Due 12/10-5/11)(1)	17,449	17,367	17,367
		Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,892	17,892
		Preferred LLC Interest (1,000,000 units)		518	1,425

Restaurant Technologies, Inc.	Food Services	Subordinated Debt (16.5%, Due 2/12)(1)	34,019	33,730	33,730
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	157
		Series B Preferred Stock (499 shares)		16	16

Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (8.8%, Due 8/12)(1)	25,600	25,445	25,012

Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (9.5%, Due 7/14)(1)	6,000	5,995	5,603

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (9.7%, Due 10/12)(1)	$20,000	$19,808	$19,132

ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,208	1,013	28

VOX Communications Group Holdings, LLC(2)	Broadcasting	Senior Debt (11.0%, Due 3/09)(1)	11,394	10,942	10,864
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)	1,799	1,414	513

VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—

Wiesner Publishing Company, LLC(6)	Publishing	Warrants to purchase LLC Units (expire 6/12)		406	5,909

Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (5.1%, Due 2/14)(1)	3,950	3,974	3,678

Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (6.8%, Due 7/11-12/11)(1)	16,043	15,942	15,587
		Subordinated Debt (14.0%, Due 7/12)(1)	6,309	6,269	6,269
		Series A Preferred Stock (161,870 shares)		500	332

Total Non-Affiliate Investments (represents 46.1% of total investments at fair value)				640,639	660,300

Total Investments				$1,552,035	$1,431,084

Put Options Granted
Total Sleep Holdings, Inc. (2) (6) (9)	Healthcare	Put option granted (expires 4/09)		$1,000	$1,000

Total Put Options Granted				$1,000	$1,000

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Control Investments: Majority-owned (5):
Avenue Broadband LLC (2)	Cable	Subordinated Debt (14.0%, Due 3/14)(1)	$13,050	$12,922	$12,922
		Preferred Units (10.0%, 17,100 units)(1)		17,236	17,236
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.	Communications-CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		78,267	87,986
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		73,206	101,551
		Class A Common Stock (4,698,987 shares)		—	—

Central Sun Media, Inc.(6)	Real Estate Investments	Class A Common Stock (93 shares)		—	75
		Class B Common Stock (300 shares)		—	—

Chesapeake Tower Holdings, LLC	Communications-Other	Senior Debt (10.8%, Due 5/10)	400	397	397
		Preferred LLC Interest (8.0%, 3,139 units)		3,139	3,139
		Class A Common LLC Interest (4,000 units)		—	—

Cleartel Communications, Inc.(2) (6)	Communications-CLEC	Subordinated Debt (13.3%, Due 5/08-3/11)	28,255	26,533	25,230
		Series B Preferred Stock (8.0%, 57,862 shares)		50,613	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($6,030)

Coastal Sunbelt, LLC(2)	Food Services	Senior Debt (9.3%, Due 1/12-7/12)(1)	16,100	15,938	15,938
		Subordinated Debt (14.8%, Due 1/13)(1)	14,996	14,862	14,862
		Preferred LLC Interest (12.0%, 123,250 units)		13,030	18,220
		Warrants to purchase Class B Common Stock		—	—

GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (10.2%, Due 4/12-6/12) (1)	19,624	19,390	19,390
		Subordinated Debt (14.0%, Due 6/13) (1)	8,000	7,928	7,928
		Class B Voting Units (8.0%, 86,700 units)		9,071	10,027

Intran Media, LLC	Other Media	Senior Debt (9.6%, Due 12/11) (1)	12,000	11,832	11,832
		Preferred Units (10.0%, 86,000 units)		9,095	8,260

JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	24,143	23,924	23,924
		Preferred Units (10.0%, 133,204 units)		18,471	21,816

Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13)(1)	26,647	26,439	26,439
		Preferred LLC Interest (8.0%, 301,595 units)		33,365	36,535

JUPR Holdings, Inc.(2)	Information Services	Senior Debt (11.8%, Due 3/10) (1)	2,039	1,908	1,908
		Series A Preferred Stock (10.0%, 100,000 shares)		11,908	12,908
		Common Stock (770,000 shares)		—	3,244
		Standby Letter of Credit ($175)
		Guaranty ($1,089)

LMS Intellibound Investors, LLC (2)	Logistics	Senior Debt (8.9%, Due 5/12-8/12)(1)	23,661	23,443	23,443
		Subordinated Debt (15.0%, Due 11/12)(1)	17,130	16,984	16,984
		Preferred Units (12.0%, 19,650 units)		21,227	29,578
		Warrants to purchase Class B Common Stock		—	—

MTP Holding, LLC(6)	Communications-Other	Common LLC Interest (79,171 units)		55	770

Orbitel Holdings, LLC(2)	Cable	Senior Debt (10.9%, Due 3/12) (1)	15,750	15,509	15,509
		Preferred LLC Interest (10.0%, 120,000 units)		13,069	13,526
		Standby Letter of Credit ($117)

RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt (9.6%, Due 12/10)(1)	7,000	6,891	6,891
		Subordinated Debt (15.0%, Due 12/11)(1)	9,542	9,542	9,542
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	8,175

Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13)(1)	17,671	17,530	17,530
		Preferred LLC Units (8.0%, 125,400 units)		13,866	29,429

TNR Entertainment Corp.(2) (6)	Entertainment	Senior Debt (13.1%, Due 9/09)	16,076	15,152	15,152
		Subordinated Debt (16.0%, Due 9/09)	12,998	12,317	12,317
		Series A Preferred Stock (12.5%, 351,563 shares)		9,000	3,173
		Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 9/17)		—	—

Total Sleep Holdings, Inc.(2) (9)	Healthcare	Subordinated Debt (15.0%, Due 9/11)	28,388	25,498	25,498
		Unsecured Note (0.0%, Due 6/11)	375	309	309
		Series A Preferred Stock (10.0%, 3,700 shares)		3,700	224
		Common Stock (2,592,920 shares)		1,000	—

Working Mother Media, Inc.(6)	Publishing	Senior Debt (8.5%, Due 12/08)	15,779	11,649	11,649
		Class A Preferred Stock (13.0%, 12,497 shares)		12,497	4,185
		Class B Preferred Stock (13.0%, 1 share)		1	—
		Class C Preferred Stock (13.0%, 1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($119)

Total Control Investments: Majority-owned (represents 46.9% of total investments at fair value)				781,963	725,651

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Control Investments: Non-majority owned(4):
Crystal Media Network, LLC(6) (7)	Broadcasting	LLC Interest		$3,060	$2,641

National Product Services, Inc.(2)	Business Services	Senior Debt (12.8%, Due 6/09)	$13,153	7,347	13,153
		Subordinated Debt (16.0%, Due 6/09)	13,622	11,739	4,814
		Common Stock (995,428 shares)		—	—

PremierGarage Holdings, LLC(2)	Home Furnishings	Senior Debt (9.7%, Due 6/10-12/10) (1)	9,800	9,728	9,728
		Preferred LLC Units (8.0%, 445 units)		4,971	4,683
		Common LLC Units (356 units)		—	—

Total Control Investments: Non-majority-owned (represents 2.3% of total investments at fair value)				36,845	35,019

Total Control Investments: (represents 49.2% of total investments at fair value)				818,808	760,670

Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.2%, Due 10/11) (1)	6,825	6,608	6,608
		Subordinated Debt (16.0%, Due 4/12) (1)	4,727	4,620	4,620
		Common Stock (423 shares)		525	299
		Warrants to purchase Common Stock (expire 10/16)		348	198

Cherry Hill Holdings, Inc.(2)	Entertainment	Senior Debt (13.0%, Due 8/11) (1)	11,282	11,184	11,184
		Series A Preferred Stock (10.0%, 750 shares)		850	850

Stratford School Holdings, Inc.(2)	Education	Senior Debt (9.4%, Due 7/11-9/11) (1)	13,100	12,890	12,890
		Subordinated Debt (14.0%, Due 12/11) (1)	6,717	6,682	6,682
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		—	5,409
		Warrants to purchase Common Stock (expire 5/15) (1)		67	1,850

Sunshine Media Delaware, LLC(2) (6)	Publishing	Class A LLC Interest (8.0%, 563,808 units)		564	592
		Common Stock (145 shares)		581	610
		Option to acquire Warrants to purchase		—	—
		Class B LLC Interest (expire 5/14)

Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (9.0%, Due 12/12) (1)	21,764	21,612	21,612
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

XFone, Inc.(6)	Communications-Other	Common Stock (868,946 shares)		2,485	2,697
		Warrants to purchase Common Stock (expire 3/11)		—	—

Total Affiliate Investments (represents 5.0% of total investments at fair value)				70,516	77,601

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Non-Affiliate Investments (less than 5% owned):
Active Brands International, Inc.(2)	Consumer Products	Senior Debt (9.4%, Due 6/12)(1)	$21,750	$21,603	$21,603
		Subordinated Debt (14.0%, Due 9/12)(1)	13,135	12,842	12,842
		ClassA-1 Common Stock (3,056 shares)		3,056	3,056
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	526

Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (11.3%, Due 12/12)(1)	7,780	7,729	7,729
		Subordinated Debt (11.7%, Due 12/12)(1)	2,233	2,157	2,157
		Warrants to purchase Common Stock (expire 11/15)		—	139

Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (11.3%, Due 3/10)(1)	4,644	4,624	4,624

B & H Education, Inc.(2)	Education	Senior Debt (9.3%, Due 3/10)(1)	2,824	2,806	2,806
		Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,330	2,330

BLI Holdings, Inc.(2)	Drugs	Subordinated Debt (14.9%, Due 3/10)(1)	10,239	10,147	10,147

CEI Holdings Inc.	Cosmetics	Senior Debt (7.5%, Due 3/14)(1)	4,933	4,944	4,451

Cervalis LLC	Business Services	Senior Debt (8.6%, Due 3/12)(1)	15,000	14,870	14,870

Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,061	2,045	2,045
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,237	2,353
		Warrants to purchase Class B Common Stock		—	—

Communicom Broadcasting, LLC(2)	Broadcasting	Senior Debt (11.8%, Due 2/11)(1)	11,138	11,062	11,062

Construction Trailer Specialist, Inc.(2)	Auto Parts	Senior Debt (10.4%, Due 7/12)(1)	7,059	6,975	6,975
		Subordinated Debt (15.0%, Due 1/13)(1)	5,104	5,058	5,058

Country Road Communications LLC(2)	Communications-Other	Subordinated Debt (12.6%, Due 7/13)(1)	13,000	12,919	12,919

Crescent Publishing Company, LLC(2)	Newspaper	Senior Debt (14.7%, Due 6/09)(1)	7,679	7,532	7,532

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (11.9%, Due 12/13)(1)	20,000	19,830	19,830

CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (10.7%, Due 6/11)(1)	6,189	6,135	6,135
		Subordinated Debt (15.2%, Due 12/12)(1)	11,928	11,838	11,838
		Common Stock (500 shares)		500	6

Cyrus Networks, LLC	Business Services	Senior Debt (9.3%, Due 7/13)(1) Subordinated Debt (12.1%, Due 1/14)(1)	4,183 4,601	4,128 4,601	4,128 4,601

Dayton Parts Holdings, LLC(2)	Auto Parts	Subordinated Debt (9.9%, Due 6/11)(1)	21,500	21,331	21,331
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		408	440

The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	20

Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.5%, Due 5/12)(1)	5,563	5,466	5,466
		Subordinated Debt (14.5%, Due 6/12)(1)	5,058	5,058	5,058

Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (11.8%, Due 9/10)(1)	4,640	4,599	4,599
		Subordinated Debt (16.0%, Due 3/11)(1)	9,063	9,012	9,012

Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (14.2%, Due 12/12)(1)	3,000	2,997	2,022

G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (12.6%, Due 5/14)(1)	17,500	16,727	16,727
		Series A Preferred Shares (14.0%, 5,000,000 shares)		5,061	5,061
		Class C Shares (621,907 shares)		622	622

Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)		3,575	2,756

GoldenSource Holdings Inc.(6)	Technology	Warrants to purchase Class A Common Stock (expire 10/08)		—	—

GSDM Holdings, LLC(2)	Healthcare	Senior Debt (9.9%, Due 2/13)(1)	9,000	8,874	8,874
		Subordinated Debt (14.0%, Due 8/13)	7,652	7,601	7,601
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	4,397

Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (10.3%, Due 3/11)	4,141	3,990	2,147

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		6,925	6,925
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		421	26,044

Jupitermedia Corporation(6)	Information Services	Common Stock (148,373 shares)		2,114	567

Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (12.3%, Due 8/13)(1)	3,000	2,993	2,993

Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (14.7%, Due 12/11)(1)	2,058	2,065	1,797

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
The Matrixx Group, Incorporated(2)	Plastic Products	Subordinated Debt (13.8%, Due 9/13)(1)	$16,266	$16,126	$16,126

Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (13.5%, Due 4/14)(1)	12,500	12,378	12,378
		Preferred Units (10.0%, 1,250,000 units)		1,269	1,269
		Class A Common Units (1,250,000 units)		—	—

MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	30,606	30,395	30,395
		Class A LLC Interest (4,712,042 units)		3,000	3,752

Metropolitan Telecommunications Holding Company (2)	Communications-CLEC	Senior Debt (12.0%, Due 6/10-9/10)(1)	18,388	18,046	18,046
		Subordinated Debt (15.8%, Due 12/10)(1)	10,929	10,929	10,929
		Warrants to purchase Common Stock (expire 9/13)		1,843	9,863

MicroCal Holdings, LLC(2)	Laboratory Instruments	Senior Debt (9.4%, Due 3/10-9/10)(1)	10,940	10,867	10,867
		Subordinated Debt (14.5%, Due 3/11)(1)	9,115	9,115	9,115

Micro Dental Laboratories (2)	Healthcare	Subordinated Debt (15.0%, Due 1/08)(1)	12,567	12,567	12,567

Miles Media Group, LLC(2)	Publishing	Senior Debt (11.6%, Due 6/13)(1)	19,374	18,932	18,932

NDSSI Holdings, LLC(2)	Electronics	Senior Debt (10.1%, Due 12/10-12/11)(1)	19,897	19,691	19,691
		Subordinated Debt (15.0%, Due 12/12)(1)	19,957	19,865	19,865
		Class A Common LLC Interest (1,000,000 units)		333	965

New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—

New England Precision Grinding Holdings, LLC	Industrial Products	Senior Debt (11.7%, Due 10/13) (1)	26,000	25,723	25,723
		Common Units (1,000,000 units)		1,000	1,000

PartMiner, Inc.(2)	Information Services	Senior Debt (11.8%, Due 6/09) (1)	2,343	2,320	2,320

Philadelphia Newspapers, LLC	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(1)	5,041	5,029	5,029

Powercom Corporation(2)	Communications-CLEC	Senior Debt (10.0%, Due 2/10)	1,878	1,878	1,878
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—

Quantum Medical Holdings, LLC(2)	Laboratory Instruments	Senior Debt (10.8%, Due 5/11) (1)	15,500	15,394	15,394
		Subordinated Debt (15.0%, Due 12/11) (1)	18,032	17,872	17,872
		Preferred LLC Interest (1,000,000 units)		484	1,279

Restaurant Technologies, Inc.	Food Services	Subordinated Debt (14.0%, Due 2/12) (1)	30,389	30,176	30,176
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	275

Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (10.9%, Due 8/12) (1)	25,450	25,276	25,276

Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (11.8%, Due 12/13) (1)	6,000	5,994	5,994

Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (12.5%, Due 10/12) (1)	20,000	19,839	19,839

ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,187	1,038	28

VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—

VOX Communications Group Holdings, LLC(2)	Broadcasting	Senior Debt (13.5%, Due 3/09) (1)	11,280	10,899	10,899
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)	1,554	1,302	882

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Wiesner Publishing Company, LLC	Publishing	Warrants to purchase LLC Units (expire 6/12)		$406	$3,740

Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (7.1%, Due 2/14) (1)	$3,970	3,997	3,898

Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (8.7%, Due 7/11-12/11) (1)	16,105	15,977	15,977
		Subordinated Debt (14.0%, Due 7/12) (1)	6,230	6,185	6,185
		Series A Preferred Stock (161,870 shares)		500	487

Total Non-Affiliate Investments (represents 45.8% of total investments at fair value)				675,077	706,819

Total Investments				$1,564,401	$1,545,090

Put/Call Options Granted or Written
Crystal Media Network, LLC (6) (7)	Broadcasting	Call options written		$—	$419

Total Sleep Holdings, Inc. (2) (6) (9)	Healthcare	Put option granted (expires 4/09)		1,000	1,000

Total Put/Call Options Granted or Written				$1,000	$1,419

(1)

Some or all of this security is funded through our SBIC subsidiary or one of our other financing subsidiaries and may have been pledged as collateral in connection therewith. See Note 4—Borrowings to the Condensed Consolidated Financial Statements.

(2)	Includes securities issued by one or more of the portfolio company’s affiliates.
(3)	Affiliate investments represent companies in which we own at least 5%, but not more than 25% of the portfolio company’s voting securities.
(4)

Control investments represent companies in which we own more than 25% of the portfolio company’s voting securities. Non-majority owned control investments represent companies in which we own more than 25%, but not more than 50%, of the portfolio company’s voting securities.

(5)	Majority-owned control investments represent companies in which we own more than 50% of the portfolio company’s voting securities.
(6)	Non-income producing at the period end.
(7)

In August 2006, we sold 50.1% of our equity in Crystal Media Network, LLC, or Crystal Media. As part of the transaction, we also issued a written call option to the buyer on up to an additional 10% ownership interest in Crystal Media for $110. In February 2008, the buyer exercised the option. We included the fair value of this call option in other liabilities on our Consolidated Balance Sheet as of December 31, 2007.

(8)

Interest rates represent the weighted-average annual stated interest rate on loans and debt securities, presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates. Rates on preferred stock and preferred LLC interests, where applicable, represent the contractual rate.

(9)

During the second quarter of 2007, we acquired 61% of the common stock of Total Sleep Holdings, Inc., or Total Sleep. In connection with this transaction, we granted an option to a private equity firm to put an additional 34% of Total Sleep’s common stock to us for $1,000. This put option expires April 30, 2009, if not exercised earlier. This put option was outstanding as of June 30, 2008 and December 31, 2007. We included the fair value of this put option in other liabilities on our Consolidated Balance Sheets.

(10)	Home Interiors & Gifts, Inc., filed for Chapter 11 bankruptcy protection on April 29, 2008.
(11)

We modified the Consolidated Schedule of Investments from the presentation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to incorporate unearned fees into the cost and fair value of the associated debt investments in our portfolio. Concurrent with the adoption of SFAS No. 157—Fair Value Measurements, or SFAS 157, we changed our balance sheet presentation for all periods to reclassify unearned fees to the associated debt investments. Previously, we reported unearned fees as a single line item on our Consolidated Schedule of Investments. This change did not impact the aggregate cost or fair value of our investment portfolio or our financial position or results of operations. See Note 3—Fair Value Measurements for additional information about our implementation of SFAS 157.

(12)	On July 31, 2008, we sold our investment in JUPR Holdings, Inc. See Note 11—Subsequent Events to the Condensed Consolidated Financial Statements for additional information about this sale.
(13)

On July 28, 2008, we converted our debt and equity securities in TNR Entertainment Corp., into preferred equity of TNR Holdings Corp. and invested $2.0 million in debt. See Note 11—Subsequent Events to the Condensed Consolidated Financial Statements for additional information about this conversion.

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

These Condensed Consolidated Financial Statements present the results of operations, financial position and cash flows of MCG Capital Corporation and its consolidated subsidiaries. The terms “we,” “our,” “us” and “MCG” refer to MCG Capital Corporation and its consolidated subsidiaries.

We are a solutions-focused commercial finance company that provides capital and advisory services to middle-market companies throughout the United States. We are an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, or 1940 Act. Our organization includes the following categories of subsidiaries:

Wholly Owned Special-Purpose Financing Subsidiaries—These subsidiaries are bankruptcy remote, special-purpose entities to which we transfer certain loans. Each financing subsidiary, in turn, transfers the loans to a Delaware statutory trust. For accounting purposes, the transfers of the loans to the Delaware statutory trusts are structured as on-balance sheet securitizations.

Small Business Investment Subsidiaries—We own Solutions Capital I, LP, a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, which operates as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended. In connection with the formation of Solutions Capital I, LP, MCG also established another wholly owned subsidiary, Solutions Capital GP, LLC, to act as the general partner of Solutions Capital I, LP, while MCG is the sole limited partner.

Taxable Subsidiaries—We currently qualify as a regulated investment company, or RIC, for federal income tax purposes, which allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries, or Taxable Subsidiaries, which each hold one or more portfolio investments listed on our Consolidated Schedule of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC (or other pass-through entity) portfolio investment would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statement of Operations.

BASIS OF PRESENTATION AND USE OF ESTIMATES

We prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007 and the interim reporting requirements of Form 10-Q. Accordingly, these financial statements are unaudited and certain information and note disclosures included in our annual financial statements have been condensed or omitted in accordance with accounting principles generally accepted in the United States of America. We believe we have made all adjustments necessary for a fair statement of financial position, operating results and cash flows for interim periods. We have reclassified certain prior period information to conform to our current presentation. Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Condensed Consolidated Financial Statements and accompanying notes. Although we believe the estimates and assumptions used in preparing these interim Condensed Consolidated Financial Statements and related notes are reasonable, actual results could differ materially.

The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital I, LP, Solutions Capital GP, LLC, and MCG’s special purpose financing subsidiaries,

MCG Capital Corporation

MCG Finance I, LLC, MCG Finance V, LLC, MCG Finance VII, LLC and MCG Finance VIII, LLC. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933 and the Securities Exchange Act of 1934, we do not consolidate portfolio company investments, including those in which we have a controlling interest.

Interim results are not necessarily indicative of results for a full year. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. SFAS 157 provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2008, FASB Staff Position No. 157-2—Effective Date of FASB No. 157, or FSP 157-2, was issued. FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. We deferred the adoption of SFAS 157 for our nonfinancial assets and liabilities. We are assessing the potential impact that adoption of SFAS 157 for our nonfinancial assets and liabilities may have on our financial statements.

In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1, was issued. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with nonforfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. We are assessing the impact that the adoption of FSP EITF 03-06-1 will have on the presentation of our earnings per share.

NOTE 2—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

	June 30, 2008		December 31, 2007
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments(a)
Senior secured debt	$447,070	28.8%	$476,853	30.5%
Subordinated debt
Secured	532,004	34.3	532,213	34.0
Unsecured	34,146	2.2	32,609	2.1

Total debt investments	1,013,220	65.3	1,041,675	66.6

Equity investments
Preferred equity	450,889	29.0	434,007	27.7
Common/Common equivalents equity	87,926	5.7	88,719	5.7

Total equity investments	538,815	34.7	522,726	33.4

Total investments(a)	$1,552,035	100.0%	$1,564,401	100.0%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both June 30, 2008 and December 31, 2007.

MCG Capital Corporation

The following table summarizes the composition of our investment portfolio at fair value:

	June 30, 2008		December 31, 2007
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments(a)
Senior secured debt(a)	$441,500	30.9%	$479,214	31.0%
Subordinated debt(a)
Secured(a)	478,107	33.4	522,742	33.9
Unsecured(a)	30,613	2.1	32,189	2.1

Total debt investments(a)	950,220	66.4	1,034,145	67.0

Equity investments
Preferred equity	411,700	28.8	447,229	28.9
Common/Common equivalents equity	69,164	4.8	63,716	4.1

Total equity investments	480,864	33.6	510,945	33.0

Total investments(a)	$1,431,084	100.0%	$1,545,090	100.0%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both June 30, 2008 and December 31, 2007.

Our debt instruments bear contractual variable interest rates ranging from 4.9% to 18.9%, a portion of which may be deferred. As of June 30, 2008, approximately 59.6% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and 40.4% was at fixed rates. As of June 30, 2008, approximately 26.0% of our loan portfolio had floors ranging from 1.5% to 3.0% of the LIBOR base index. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

We place a loan on non-accrual status when it becomes more than 90 days past due or when we believe the probability of collection of interest is not sufficient to warrant further accrual. Such loans remain on non-accrual status until the borrower makes all past-due principal and interest payments or a restructuring occurs that makes it probable we will collect interest income. We do not recognize interest income while loans are on non-accrual status, unless the loan has sufficient collateral or until we receive all past due interest and principal payments or we are in the process of collecting the past-due balance. The following table summarizes loans more than 90 days past due and loans on non-accrual status:

	June 30, 2008(a)		December 31, 2007(a)
(dollars in thousands)	Fair Value	% of Loan Portfolio	Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$10,493	1.11%	$28	—%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$10,493	1.11%	$28	—%

Loans on non-accrual status
0 to 90 days past due(b)	$48,484	5.11%	$67,378	6.52%
Greater than 90 days past due	10,493	1.10	28	—

Total loans on non-accrual status(b)	$58,977	6.21%	$67,406	6.52%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both June 30, 2008 and December 31, 2007.
(b)	Decreased primarily because of a $25.2 million reduction in the fair value of debt issued by Cleartel Communications, Inc., a CLEC.

MCG Capital Corporation

The following table summarizes our investment portfolio by industry at cost:

	June 30, 2008		December 31, 2007
(dollars in thousands)	Investments at Cost(b)	Percent of Total Portfolio	Investments at Cost(b)	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$336,776	21.7%	$323,726	20.7%
Communications—other	36,196	2.3	39,872	2.6
Healthcare	131,261	8.5	140,168	9.0
Cable	113,825	7.3	111,017	7.1
Business services	91,221	5.9	88,459	5.7
Food services	78,414	5.1	74,342	4.8
Broadcasting	77,862	5.0	87,988	5.6
Logistics	51,579	3.3	61,654	3.9
Laboratory instruments	54,660	3.5	53,732	3.4
Publishing	65,221	4.2	64,962	4.2
Entertainment	58,165	3.7	51,503	3.3
Plastic products	77,723	5.0	78,927	5.0
Sporting goods	32,128	2.1	31,396	2.0
Electronics	40,648	2.6	39,889	2.6
Education	28,541	1.9	23,775	1.5
Technology	8,720	0.6	8,444	0.5
Information services	32,849	2.1	34,768	2.2
Consumer products	36,026	2.3	37,832	2.4
Home furnishings	49,207	3.2	52,256	3.3
Auto parts	31,621	2.0	34,361	2.2
Industrial products	26,751	1.7	26,723	1.7
Insurance	22,810	1.5	22,410	1.4
Other media	21,498	1.4	20,927	1.3
Other(a)	48,333	3.1	55,270	3.6

Total	$1,552,035	100.0%	$1,564,401	100.0%

(a)	No individual industry within this category exceeds 1%.
(b)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both June 30, 2008 and December 31, 2007.

MCG Capital Corporation

The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2008		December 31, 2007
(dollars in thousands)	Investments at Fair Value(b)	Percent of Total Portfolio	Investments at Fair Value(b)	Percent of Total Portfolio
Telecommunications—CLEC	$232,958	16.3%	$255,483	16.5%
Communications—other	34,721	2.4	39,789	2.6
Healthcare	132,111	9.2	136,496	8.8
Cable	112,667	7.9	114,958	7.4
Business services	86,994	6.1	87,327	5.7
Food services	80,332	5.6	79,471	5.1
Broadcasting	70,443	4.9	88,105	5.7
Logistics	64,050	4.5	70,005	4.5
Laboratory instruments	55,567	3.9	54,527	3.5
Publishing	53,328	3.7	59,538	3.9
Entertainment	49,439	3.5	42,676	2.8
Sporting goods	46,381	3.2	46,959	3.0
Plastic products	46,020	3.2	81,122	5.3
Electronics	41,403	2.9	40,521	2.6
Education	39,465	2.8	31,967	2.1
Technology	36,649	2.6	34,067	2.2
Information services	36,509	2.5	37,465	2.4
Consumer products	35,275	2.4	38,027	2.5
Home furnishings	35,146	2.4	49,255	3.2
Auto parts	30,836	2.2	34,393	2.2
Industrial products	26,751	1.9	26,723	1.7
Insurance	22,810	1.6	22,410	1.5
Other media	19,935	1.4	20,092	1.3
Other(a)	41,294	2.9	53,714	3.5

Total	$1,431,084	100.0%	$1,545,090	100.0%

(a)	No individual industry within this category exceeds 1%.
(b)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both June 30, 2008 and December 31, 2007.

On July 31, 2006, we issued a call option to a private investor in connection with the sale of 50.1% of our ownership of Crystal Media Network, LLC, or Crystal Media. The call option allowed the private investor to acquire an additional 10% of the ownership of Crystal Media from us for $110,000. We included the fair value of this call option in other liabilities on our Consolidated Balance Sheet as of December 31, 2007. In February 2008, the private investor exercised the call option. No other call options were issued or outstanding during the six months ended June 30, 2008.

During 2007, we granted an option to a private equity firm to put an additional 34% of the common stock of Total Sleep Holdings, Inc., to us for $1.0 million. This put option expires April 30, 2009, if not exercised earlier. As of June 30, 2008 and December 31, 2007, we included the $1.0 million fair value of this put option in other liabilities on our Consolidated Balance Sheets. No other put options were issued or outstanding during the six months ended June 30, 2008.

NOTE 3—FAIR VALUE MEASUREMENT

We adopted, SFAS 157 effective January 1, 2008. In part, SFAS 157 defines and establishes a framework for measuring fair value. In addition, it expands disclosures about assets and liabilities measured at fair value. SFAS 157’s definition of fair value focuses on the exit price in the principal, or most advantageous, market. In measuring fair value, SFAS 157 also directs the use of market-based inputs over entity-specific inputs.

MCG Capital Corporation

FAIR VALUE HIERARCHY

SFAS 157 establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

SFAS 157 Fair Value Hierarchy	Inputs to Fair Value Methodology
Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets or liabilities; quoted markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the financial instrument; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from, or corroborated by, observable market information
Level 3	Pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption is unobservable or when the estimation of fair value requires significant management judgment

We categorize a financial instrument in the fair value hierarchy based on the lowest level of input that is significant to its fair value measurement.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the fair value of our investment portfolio by caption on our Consolidated Balance Sheet and by SFAS 157 hierarchy:

	As of June 30, 2008
(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)		Total Fair Value Reported in Consolidated Balance Sheet
Investments
Non-affiliate investments	$208	$12,078	$648,014		$660,300
Affiliate investments	2,523	—	77,501		80,024
Control investments	—	—	690,760	(a)	690,760	(a)

Total investments at fair value	$2,731	$12,078	$1,416,275		$1,431,084
Put Option	—	—	(1,000)		(1,000)

Net fair value	$2,731	$12,078	$1,415,275		$1,430,084

(a)	Includes a put option with a $1,000 fair value that we included in other liabilities on our Consolidated Balance Sheets. See Note 2—Investments for additional information

VALUATION METHODOLOGIES

We use several valuation methodologies to estimate fair value, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively.

•

Majority-Owned Control Investments—Majority-owned control investments, which comprise 46.1% of our investment portfolio, represent equity and debt securities in which we own the majority of the portfolio company and generally control its board of directors. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

MCG Capital Corporation

•

Non-Majority Owned Control Investments and Non-Control Investments—Non-majority owned control investments, which comprise 2.2% of our investment portfolio, represent debt and equity securities that we own 25% to 50% of the portfolio company’s equity. Non-control investments, which comprise 51.7% of our investment portfolio, represent affiliate and non-affiliate debt and equity securities for which we do not have a controlling interest. Quoted prices are not available for 98.0% of our non-control investments, which represents 50.7% of our investment portfolio. For our non-majority owned equity investments and our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-majority owned control debt investments and non-control debt investments, we estimate fair value using a yield approach based on the expected future cash flows discounted at the loans’ effective interest rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange, including broadly syndicated securities, at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. As of June 30, 2008, these securities represented approximately 1.0% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ value, including private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses consider key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional support for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that has a fair value in excess of $5.0 million. Over the last four quarters, independent valuation firms performed independent valuations or reviewed valuations of 49 portfolio companies, representing $1,219.6 million, or 85.2%, of the fair value of our total portfolio investments and $398.8 million, or 82.9%, of the fair value of our equity portfolio investments. We intend to continue to use independent valuation firms to provide additional support for our internal analyses each year. Our board of directors considers our valuations, as well the independent valuations and reviews in its determination of the fair value of our investments.

MCG Capital Corporation

CHANGES IN LEVEL 3 FAIR VALUE MEASUREMENTS

The following table provides a roll-forward of fair value changes during the six-month period from December 31, 2007 to June 30, 2008, and for the three-month period from March 31, 2008 through June 30, 2008 for all investments for which we determine fair value using unobservable (Level 3) factors. We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments		Total
Six months ended June 30, 2008:
Fair value December 31, 2007(a)	$689,181	$74,904	$759,251	(a)(b)	$1,523,336	(a)(b)
Realized/unrealized (losses) gains(b)	(7,102)	734	(89,491	)(a)	(95,859	)(a)
Purchases, issuances and settlements, net	(34,065)	1,863	20,000		(12,202)
Transfers in (out) of Level 3	—	—	—		—

Fair value as of June 30, 2008	$648,014	$77,501	$689,760	(b)	$1,415,275	(b)

Change in unrealized (losses) gains related to financial instruments held at June 30, 2008(c)	$(7,102)	$750	$(89,762	)(a)	$(96,114	)(a)

Three months ended June 30, 2008:
Fair value March 31, 2008(a)	$661,986	$73,409	$759,452	(b)	$1,494,847	(b)
Realized/unrealized (losses) gains(b)	(1,758)	700	(79,987)		(81,045)
Purchases, issuances and settlements, net	(12,214)	3,392	10,295		1,473
Transfers in (out) of Level 3	—	—	—		—

Fair value as of June 30, 2008	$648,014	$77,501	$689,760	(b)	$1,415,275	(b)

Change in unrealized (losses) gains related to financial instruments held at June 30, 2008(c)	$(1,768)	$716	$(79,639)		$(80,691)

(a)

Includes a call option with a fair value of $419 fair value that we included in other liabilities on our Consolidated Balance Sheet as of December 31, 2007. This option was exercised during the six months ended June 30, 2008. See Note 2—Investments for additional information.

(b)	Includes a put option with a $1,000 fair value that we included in other liabilities on our Consolidated Balance Sheets. See Note 2—Investments for additional information.
(c)	We report unrealized gains and losses on our Consolidated Statements of Operations, under the caption “Net unrealized (depreciation) appreciation on investments.”

MCG Capital Corporation

NOTE 4—BORROWINGS

The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, LP, a wholly owned subsidiary, as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended.

(dollars in thousands)	Maturity Date	June 30, 2008			December 31, 2007
		Potential Maximum Borrowing		Amount outstanding	Potential Maximum Borrowing	Amount outstanding
Unsecured Notes	October 2010	$50,000		$50,000	$50,000	$50,000
Unsecured Notes	October 2012	25,000		25,000	25,000	25,000
Commercial Loan Trust 2006-2(a)	August 2008	23,162	(a)	23,162	200,000	136,422

Commercial Loan Funding Trust Facility
Class A Variable Funding Certificate	November 2010(b)	218,750		166,113	218,750	113,213
Class B Variable Funding Certificate	November 2010(b)	31,250		24,300	31,250	8,300

Term Securitizations
Series 2006-1 Class A-1 Notes	April 2018	106,250		106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000		37,800	50,000	45,100
Series 2006-1 Class A-3 Notes	April 2018	85,000		85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750		58,750	58,750	58,750
Series 2006-1 Class C Notes	April 2018	45,000		45,000	45,000	45,000
Series 2006-1 Class D Notes	April 2018	47,500		47,500	47,500	47,500

Unsecured Revolving Line of Credit	May 2009	70,000		21,500	—	—

Revolving Unsecured Credit Facility	May 2008	—		—	100,000	30,500

SBIC (Maximum borrowing potential)(c)	(d)	130,000	(c)	2,600	100,000	—

Total borrowings		$940,662		$692,975	$1,117,500	$751,035

(a)

As of June 30, 2008, the facility amount for the Commercial Loan Trust 2006-2 was $200.0 million. However, under Amendment Number 2 to the Warehousing Agreement, we were required to reduce the outstanding balance to not more than $82.5 million, $55.0 million and $27.5 million at April 21, 2008, May 31, 2008 and July 21, 2008, respectively. The balance was due on August 31, 2008. We could not initiate new borrowings under the facility. Therefore, the facility amount shown above represents our outstanding borrowings under this facility as of June 30, 2008. This facility was repaid and terminated on August 4, 2008. See Note 11—Subsequent Events for additional details.

(b)	Renewable annually at lender’s discretion.
(c)

As of June 30, 2008, we have the potential to borrow up to $130.0 million of SBA guaranteed debentures under the SBIC program. The SBA has approved up to $20.0 million in borrowings. We have made the necessary capitalization commitments to the SBIC that would allow us to borrow an additional $110.0 million, if approved by the SBA. To realize the full $130.0 million potential borrowing under this program, we must fund a total of $65.0 million to the SBIC. We expect the remaining $110.0 million will be available to us upon approval by the SBA, subject to compliance with the SBA’s customary procedures; however, we cannot be certain that the SBA will grant this approval.

(d)

We may originate new borrowings through September 2012. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

Each facility or program has certain collateral requirements or other covenants that may limit the amounts that we can borrow. In addition, as a business development company, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities of at least 200%, which may affect our ability to incur additional debt. As of June 30, 2008, our ratio of total assets to total borrowings and other senior securities was 210%. Based on our balances of total assets, total borrowings and other securities as of June 30, 2008, we would only be able to incur up to $67.3 million of additional borrowings as a result of our asset coverage ratio constraints.

We fund all of our debt facilities, except the Unsecured Revolving Line of Credit, the Revolving Unsecured Credit Facility and the Unsecured Notes through our bankruptcy remote, special purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. Some of our debt facilities contain cross-default provisions, whereby a default under one of our debt facilities could constitute a default under other debt facilities. Additional information about these facilities is provided below.

Unsecured Notes. In October 2005, we issued $50.0 million of unsecured notes, at a fixed interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of unsecured notes at a fixed interest rate of 6.71% per annum. Both of these tranches are five-year, investment-grade notes that require semi-annual interest payments. We issued these notes through private placements with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent.

MCG Capital Corporation

Commercial Loan Trust 2006-2. In May 2006, we established, through MCG Commercial Loan Trust 2006-2, a $200.0 million warehouse credit facility with Merrill Lynch Capital Corporation. The warehouse credit facility originally allowed MCG Commercial Loan Trust 2006-2 to acquire up to $250.0 million of commercial loans with borrowings of up to $200.0 million, subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility was secured primarily by the assets of MCG Commercial Loan Trust 2006-2, including commercial loans that we sold to the trust. Under the terms of the credit and warehouse agreement, the loans could be senior secured loans, second lien loans or unsecured loans, subject to certain limitations. We intended to repay this facility with proceeds from a placement of debt in the collateralized loan obligation, or CLO, market. However, due to the severe dislocation that occurred in the CLO market, a CLO transaction was not possible in the near-term.

On October 23, 2007, we entered into an amendment to extend the maturity date for this facility from November 30, 2007 through February 29, 2008. On February 12, 2008, this facility was again amended to extend the maturity until August 31, 2008. Under the terms of the most recent amendment, we were required to reduce the balance outstanding under this facility to not more than $82.5 million, $55.0 million and $27.5 million outstanding at April 21, 2008, May 31, 2008 and July 21, 2008, respectively. The remaining balance was due on August 31, 2008. The amendment reduced the advance rate under the facility from 75% to 70% for non-senior loans, but remained at 75% for senior loans. In addition, the amendment increased the interest rate for advances from LIBOR plus 0.75% to LIBOR plus 1.5%. We paid a $250,000 modification fee in connection with this amendment. We repaid the remaining balance and terminated this facility on August 4, 2008. See Note 11—Subsequent Events for additional information about the termination of this facility.

MCG Commercial Loan Funding Trust. We established, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The warehouse financing facility, which operates like a revolving credit facility, is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. We must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. We funded this facility through two separate Variable Funding Certificates, or VFCs, including a $218.75 million Class A VFC and a $31.25 million Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral. Advances under the Class B VFC may be up to 10% of eligible collateral.

The warehouse facility matures in November 2010, with annual liquidity renewals. On May 1, 2008, SunTrust Bank provided its annual liquidity renewal of this facility. In connection with this renewal, interest rates for Class A and Class B advances increased to the commercial paper rate plus 1.50% and 2.50%, respectively. Previously, the Class A and Class B advances bore interest at the commercial paper rate plus 0.75% and 1.50%, respectively. The facility commitment fee increased to 0.30% from 0.20%. In addition, we paid a $750,000, or 0.30%, facility renewal fee.

MCG Commercial Loan Trust 2006-1. In April 2006, we completed a $500.0 million debt securitization through MCG Commercial Loan Trust 2006-1, a wholly owned subsidiary. The 2006-1 Trust issued $106.25 million of Class A-1 Notes, $50.0 million of Class A-2 Notes, $85.0 million of Class A-3 Notes, $58.75 million of Class B Notes, $45.0 million of Class C Notes, and $47.5 million of Class D Notes. The respective classes of notes bear interest at LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%.

All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $482.4 million as of June 30, 2008 that the trust purchased from us. We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a five-year revolving period. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full during April 2007. From time to time, the trust purchases additional commercial loans from us, primarily using the proceeds from the Class A-2 revolving notes. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

MCG Capital Corporation

Unsecured Revolving Line of Credit. In June 2008, we entered into an agreement, effective May 30, 2008 for a one-year unsecured revolving line of credit facility with a $70.0 million commitment. SunTrust Bank acts as the agent for this facility and SunTrust Robinson Humphrey, Inc. acted as arranger for this facility. SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.; Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million. Advances under this facility bear interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate is less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts. We use this facility for the origination of loans to and investments in primarily middle-market companies, repayment of indebtedness, working capital, and other general corporate purposes. The facility is scheduled to mature on May 29, 2009 and may be renewed at the lenders’ discretion.

Revolving Unsecured Credit Facility. On May 30, 2008, in conjunction with the consummation of our new unsecured revolving line of credit facility with SunTrust Bank, we repaid and terminated an earlier unsecured revolving credit facility established with HVB. Under that facility, we could borrow up to $130.0 million. Advances made under the HVB unsecured credit facility bore interest at LIBOR plus 2.00%, the prime rate plus 0.50%, or the Federal Funds rate plus 2.25%.

SBIC Facility. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has a license from the SBA to operate as an SBIC, under the Small Business Investment Act of 1958, as amended. The license allows Solutions Capital I, LP to borrow up to $130.0 million under the SBIC program, based on our current commitments. To-date, the SBA has approved $20 million and we expect the remainder will be available to Solutions Capital I, LP, subject to certain capital requirements and SBA approval. If approved, these funds can be used to provide debt and equity capital to qualifying small businesses. We may only use the borrowings from the SBA to fund new originations. In addition, we applied for exemptive relief from the SEC similar to relief granted to other business development companies. If approved, this exemptive relief would permit us to exclude debt issued by the SBA to Solutions Capital I, LP from our consolidated asset coverage ratio, which, in turn, will enable us to fund more investments with debt capital. We cannot be certain that we will receive exemptive relief from the SEC. The SBIC debt, once drawn, has an interim rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within six months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge, which approximates 275 basis points as of June 2008. As of June 30, 2008, $2.6 million was outstanding under this facility at an interim fixed rate of 3.94%, which will reset and become fixed at the time of SBA pooling. Based on the current 10-year treasury rate, we expect the interest rate on the $2.6 million borrowing will be approximately 6.6% per annum.

Repayments based on the contractual principal collections of the outstanding loans that comprise the collateral, where applicable, were as follows:

(in thousands)
2008	$23,162
2009	21,500
2010	240,413
2011	—
2012	25,000
Thereafter	382,900

Total	$692,975

Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

MCG Capital Corporation

The following table summarizes our outstanding borrowings, by interest rate benchmark:

(in thousands)	June 30, 2008	December 31, 2007
LIBOR	$424,962	$554,522
Commercial paper rate	190,413	121,513
Fixed rate	77,600	75,000

Total borrowings	$692,975	$751,035

NOTE 5—CAPITAL STOCK

STOCKHOLDERS’ RIGHTS OFFERING

On March 28, 2008, we issued transferable rights to our stockholders of record to subscribe for up to 9.5 million shares of our common stock. Stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights entitled holders to purchase one new share of common stock for every right held. When the rights expired on April 18, 2008, the rights offering was oversubscribed by 67%, which resulted in the issuance of all 9.5 million shares of our common stock. The subscription price for the rights offering was $6.36 per share, or 88% of the volume-weighted average sales price, or VWAP, of our common stock on the Nasdaq Global Select market on the five trading days ending on the expiration date. The VWAP was $7.23 per share. Estimated net proceeds after payment of dealer-manager fees and before other offering expenses totaled $57.7 million, which we have used, and expect to use, to originate loans to, and make investments in, middle-market companies; repay indebtedness; provide working capital and for other corporate purposes. See Note 8—(Loss) Earnings Per Share for additional details regarding this rights offering.

APPROVAL OF PROPOSAL TO ISSUE STOCK BELOW NET ASSET VALUE PER SHARE

We are a closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value of our stock, or NAV, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. On April 23, 2008, our stockholders approved a proposal authorizing us to issue shares of our common stock for a twelve-month period, with the approval of our Board of Directors, at a price below the then-current NAV. The approval expires on the earlier of April 23, 2009 or on the date of our 2009 Annual Meeting of Stockholders.

NOTE 6—SHARE-BASED COMPENSATION

EMPLOYEE SHARE BASED COMPENSATION

We may award shares of restricted common stock under the 2006 Employee Restricted Stock Plan, or the Employee Plan. During the six months ended June 30, 2008, we granted 545,100 shares of restricted stock under the Employee Plan. We will expense 395,100 of these restricted shares over four years. We will expense the remaining 150,000 shares over three years pursuant to an employment agreement. During the six months ended June 30, 2008 employees forfeited 29,000 unvested shares pursuant to the Employee Plan’s time and performance requirements. In addition, we placed 12,000 shares of restricted stock into a trust pending certain triggering events or the expiration of the associated forfeiture period.

During the six months ended June 30, 2008 and 2007, we recognized $3.7 million and $5.1 million, respectively, of compensation expense related to restricted stock held by employees, including $87,000 and $138,000, respectively, of dividends paid on restricted shares that secured non-recourse employee loans. As of June 30, 2008, a total of $15.5 million of compensation cost remains to be recognized for shares of restricted stock that previously had been granted to employees, which we will recognize over the remaining 4.5-year weighted-average requisite service period.

On August 6, 2008, our board of directors approved the MCG Capital Corporation Retention Program, or Retention Program. In part, this program provides for an aggregate of up to 735,000 shares of restricted common stock that would be available for award to certain employees. See Note 11—Subsequent Events for additional details about the Retention Program.

MCG Capital Corporation

NON-EMPLOYEE DIRECTOR SHARE BASED COMPENSATION

During the six months ended June 30, 2008 and 2007, we recognized $133,000 and $60,000, respectively, of compensation costs issued to non-employee directors under the 2006 Non-employee Director Restricted Stock Plan, or the Director Plan. We included these compensation costs in general and administrative expense on our Consolidated Statements of Operations. As of June 30, 2008, a total of $344,000 of compensation remains to be recognized for shares of restricted stock previously granted to non-employee directors that we will recognize over the remaining 3.7-year weighted-average requisite service period.

In April 2008, we issued 15,000 shares of restricted stock to two of our non-employee directors, pursuant to the Director Plan, upon the stockholders’ vote for the renewal of term. We will expense these shares over three years.

SUMMARY OF EMPLOYEE AND NON EMPLOYEE DIRECTOR SHARE BASED COMPENSATION

The following table summarizes our restricted stock award activity during the six months ended June 30, 2008:

	Shares	Weighted Average Grant Date Fair Value
Subject to forfeiture provisions at December 31, 2007	928,000	$18.65
Granted	560,000	7.64
Forfeiture period lapsed	(240,000)	17.47
Forfeited	(29,000)	19.90

Subject to forfeiture provisions at June 30, 2008(a)	1,219,000	13.71

(a)	Includes 12,000 performance shares held in trust with a weighted-average grant date fair value of $19.37 per share.

NOTE 7—INCOME TAXES AND DISTRIBUTIONS

As a RIC, we are taxed under Subchapter M of the Internal Revenue Code. As such, our income generally is not taxable to the extent we distribute it to stockholders and we meet certain qualification tests as outlined in the Internal Revenue Code. However, income from certain investments owned by our wholly owned subsidiaries is subject to federal, state and local income taxes. We have met our estimated distribution requirements as a regulated investment company for 2008 and do not expect to make additional distributions to our stockholders during 2008.

We use the asset and liability method to account for our taxable subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the six months ended June 30, 2008, we recorded a $332,000 income tax provision related primarily to unrealized gains on investments held by our subsidiaries.

From December 2001 through June 30, 2008, we declared $11.78 of distributions per share. Each year, we mail statements on Form 1099-DIV to our stockholders, which identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a tax return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2006, 2005, 2004 and 2003 represented a return of capital.

Historically, we have declared dividends that we pay the following quarter. The following table summarizes the dividends that we declared and paid during the three and six months ended June 30, 2008:

	Dividends per share
	Declared	Paid
Quarter ended:
March 31, 2008	$0.44	$0.44
June 30, 2008	0.27	0.44

Total year-to-date	$0.71	$0.88

MCG Capital Corporation

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of the distributions we paid during the six months ended June 30, 2008, 50.9%, or $0.45 per share, would be from ordinary income and 49.1%, or $0.43 per share, would represent a return of stockholder capital. However, we cannot provide stockholders with assurance that this ratio will represent the taxable attributes of stockholder distributions for fiscal year 2008. See Note 11—Subsequent Events for additional information about stockholder distributions.

Taxable income differs from net income recognized in accordance with accounting principals generally accepted in the United States, or GAAP because of temporary and permanent differences in income and expense recognition. Taxable income generally excludes unrealized gains and losses from appreciation or depreciation of our investments, which are included in GAAP net income. Further, amounts recognized for financial reporting purposes may differ from amounts included in taxable income due to the accrued dividends on preferred stock, which increases the book basis but not the tax basis of our investments, and non-accrual interest on loans, which increases tax basis but not book basis. The following table summarizes the cost, as well as the unrealized appreciation and depreciation for federal income tax purposes at June 30, 2008 and December 31, 2007.

(in thousands)	June 30, 2008	December 31, 2007
Cost for federal income tax purposes	$1,501,157	$1,521,625

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	$137,758	134,089
Book to tax differences	89,626	75,614

Gross unrealized appreciation—tax basis	227,384	209,703

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(258,709)	(153,400)
Book to tax differences	(38,748)	(32,838)

Gross unrealized depreciation—tax basis	(297,457)	(186,238)

Net unrealized (depreciation) appreciation—tax basis	$(70,073)	$23,465

Total investments at fair value (GAAP)	$1,431,084	$1,545,090

The following table reconciles GAAP net income to taxable net income for the six months ended June 30, 2008 and the year ended December 31, 2007:

(in thousands)	Six months ended June 30, 2008	Year ended December 31, 2007
Net (loss) income	$(67,002)	$86,636
Net gain of subsidiary not consolidated for tax purposes	(758)	(12,186)
Net change in unrealized depreciation (appreciation) on investments not taxable until realized	101,221	34,637
Timing difference related to deductibility of long-term incentive compensation	1,302	4,207
Taxable interest income on non-accrual loans	5,909	17,040
Dividend income accrued for GAAP purposes that is not yet taxable	(14,678)	(49,390)
Distributions from taxable subsidiaries	786	24,395
Federal tax expense	144	1,864
Other, net	399	(1,051)

Taxable income before deductions for distributions	$27,323	$106,152

In December 2007, we received an examination report from the Internal Revenue Service. See Note 9—Contingencies and Commitments for information about that report.

MCG Capital Corporation

NOTE 8—(LOSS) EARNINGS PER SHARE

The following table summarizes our calculation of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net (loss) income	$(69,500)	$38,046	$(67,002)	$68,500

Denominator:
Basic weighted average shares outstanding	71,275	60,324	67,929	59,202
Adjustment for bonus element of rights offering	1,035	3,137	2,197	3,079

Basic weighted average shares outstanding	72,310	63,461	70,126	62,281
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	—	66	—	46

Diluted average shares outstanding	72,310	63,527	70,126	62,327

(Loss) earnings per share:
Basic	$(0.96)	$0.60	$(0.96)	$1.10
Diluted	$(0.96)	$0.60	$(0.96)	$1.10

We issued transferable rights to stockholders of record on March 28, 2008. The rights entitled rights holders to subscribe for an aggregate of 9.5 million shares of our common stock. Record date stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every right held. The subscription price equaled 88% of the VWAP of our common stock on the Nasdaq Global Select Market during the five trading days ended April 18, 2008. We issued all 9.5 million shares of common stock on April 29, 2008 at a subscription price of $6.36 per share. The market price of our common stock was $9.92 per share on March 25, 2008, which was the last day that our common stock and the rights were traded together. Since the $6.36 per share subscription price of common stock issued under the rights offering was lower than the $9.92 per share market price on March 25, 2008, the rights offering contained a bonus element. Accordingly, as required by Statement of Financial Standards 128—Earnings Per Share, or SFAS 128, we retroactively increased the weighted-average number of shares of common stock outstanding used to compute basic and diluted earnings per share by 1.052% for all historical periods prior to April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). This factor represents the impact of the bonus element of the rights offering on our common stock. For additional information about the rights offering see Note 5—Capital Stock.

We use the treasury stock method to calculate diluted earnings per share. We include performance-based restricted stock in our calculation of diluted earnings per share when we believe it is probable the performance criteria will be met and the forfeiture provisions have not lapsed. During the three months ended June 30, 2008, we excluded 1,000 shares of common stock from the calculation of diluted (loss) earnings per share since their effect would have been anti-dilutive.

NOTE 9—CONTINGENCIES AND COMMITMENTS

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful. If our appeal is not successful, we could be subject to up to $14.0 million of interest and penalties. If, in the future, our belief changes and we believe it is more likely than not that we will not prevail, we will accrue the estimated amounts due.

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations.

MCG Capital Corporation

NOTE 10—FINANCIAL HIGHLIGHTS

Following is a schedule of financial highlights:

	Six months ended June 30,
	2008	2007
Per share data
Net asset value at beginning of period(a)(c)	$12.73	$12.83

Net (loss) income
Net operating income before investment gains and losses(b)(c)	0.48	0.77
Net change in unrealized (depreciation) appreciation on investments(b)(c)	(1.44)	0.11
Net realized gains on investments(b) (c)	—	0.21
Income tax benefit(b)(c)	—	0.01

Net (loss) income(b)(c)	(0.96)	1.10

Net decrease in net assets resulting from distributions(b) (c)	(0.71)	(0.88)

Net (decrease) increase in stockholders’ equity relating to stock-based transactions:
Issuance of shares of common stock	(0.61)	0.23
Dilutive effect of restricted stock issuance and restricted stock subject to forfeiture provisions	(0.23)	(0.17)
Net increase in stockholders’ equity from other stock transactions(b) (c)	0.05	0.06

Net (decrease) increase in stockholders’ equity relating to stock-based transactions(c)	(0.79)	0.12

Exclude dilutive effect of bonus element from rights offering(e)	0.04	0.06

Net asset value at end of period(a)(c)	$10.31	$13.23

Market price per share at end of period	$3.98	$16.02

Total return(d)	(58.07)%	(16.83)%

Shares of common stock outstanding (c)
Weighted-average (diluted) (b)	70,126	62,329
End of period	75,618	62,492

Net assets
Average (annualized)	$829,764	$766,397
End of period	$779,530	$826,991

Ratios (annualized)
Operating expenses to average net assets	9.67%	10.74%
Net operating income to average net assets	8.29%	12.77%

(a)	Based on total number of shares outstanding.
(b)	Based on average number of shares outstanding.
(c)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 5—Capital Stock and Note 8—(Loss) Earnings Per Share in the Notes to our Condensed Consolidated Financial Statements for additional information about the rights offering, the associated bonus element, and its estimated impact on our net asset value per common share.

(d)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price].
(e)

Eliminates the adjustment for the bonus element from the rights offering. The bonus element was applied to the weighted-average shares of common stock outstanding. However, the net asset value at the beginning and end of period reflect the actual number of shares outstanding.

MCG Capital Corporation

NOTE 11—SUBSEQUENT EVENTS

CORPORATE RESTRUCTURING

We are restructuring our business in response to changes in the capital markets. On August 6, 2008, our board of directors approved a plan to reduce our workforce by 27%, including 19 current employees and 9 vacancies. After effecting the plan, our headcount is 74 employees. The workforce reduction focuses primarily on sizing the organization at a level appropriate for our expected near-term objectives. Affected employees are eligible for a severance package that includes severance pay, continuation of benefits and, for employees who have been awarded restricted stock, additional lapsing of restrictions associated with restricted stock awards.

We estimate that the aggregate charges associated with the plan will be approximately $1.25 million to $2.25 million, most of which will be incurred during the remainder of fiscal 2008. We expect these charges to consist of approximately $1.0 million for severance pay and other related obligations and a range of approximately $0.25 million to $1.25 million for lease costs and associated obligations related to our office space and other miscellaneous costs. We will account for those costs in accordance with SFAS No. 146—Accounting for Costs Associated with Exit or Disposal Activities. We expect these actions, when combined with the elimination of bonus compensation for our senior executive team, a reduction in incentive compensation for the balance of the staff and other planned reductions in our general and administrative expense, will result in approximately $12.0 million to $14.0 million of savings through December 31, 2009. However, there can be no assurance that those savings will be realized.

2008 RETENTION PROGRAM

On August 6, 2008, our board of directors approved the MCG Capital Corporation Retention Program, or the Retention Program, for the benefit of our employees, including one of our named executive officers. We designed the Retention Program to provide eligible employees with certain incentives related to their past service and continuing employment with MCG. The Retention Program consists of an aggregate of $3.35 million in cash and up to 735,000 shares of restricted common stock.

Under the Retention Program, we will award a cash bonus to eligible employees, representing a specified percentage of each eligible employee’s respective annual cash bonus target for the fiscal year ending December 31, 2008. We will pay the incentive bonus to eligible employees in three substantially equal installments each on March 31, 2009, June 30, 2009 and September 30, 2009, subject to continued employment with MCG. Certain employees may also receive shares of restricted common stock under the MCG Capital Corporation 2006 Employee Restricted Stock Plan, as amended. The forfeiture provisions with respect to 100% of the shares of restricted common stock subject to each retention stock award will lapse on March 31, 2011.

REPAYMENT AND TERMINATION OF COMMERCIAL LOAN TRUST 2006-2

On August 4, 2008, we repaid all outstanding balances and terminated our warehouse credit facility with Merrill Lynch Capital Corporation. The original May 2, 2006, warehouse credit facility allowed MCG Commercial Loan Trust 2006-2 to acquire up to $250.0 million of commercial loans with borrowings of up to $200.0 million. The warehouse credit facility was secured primarily by the assets of MCG Commercial Loan Trust 2006-2, including commercial loans that we sold to the trust. In February 12, 2008, the agreement was amended to extend the maturity to August 31, 2008 and to establish a payback schedule. For additional details about this facility, see Note 4—Borrowings.

SALE AND CONVERSION OF PORTFOLIO INVESTMENTS

On July 31, 2008, we sold our equity investment in JUPR Holdings, Inc., or JUPR, to Forrester Research, Inc., for $23.0 million of cash plus approximately $700,000 of cash on the balance sheet, of which, we received $18.4 million for our equity investment, $1.0 million for the repayment of our debt investment, and the remainder was used for closing costs, option payouts, and a working capital adjustment reserve. In connection with this transaction, in July 2008, we realized $6.0 million of previously unrealized gains on our equity investment in JUPR. Earlier in July 2008, JUPR made a $1.0 million payment to us on its outstanding debt. As of June 30, 2008, the fair value of our holdings in JUPR included $2.0 million of senior debt, $13.4 million of preferred stock and $5.0 million of common stock.

On July 28, 2008, in connection with a $15.0 million debt and equity investment by NCR Corporation, or NCR, into TNR Holdings Corp., or TNR Holdings, we converted our securities into preferred equity of TNR Holdings, and invested $2.0 million in debt.

MCG Capital Corporation

STOCKHOLDER DISTRIBUTIONS

We have met our estimated distribution requirements as a regulated investment company for 2008 and do not expect to make additional distributions to our stockholders during 2008. Currently, we do not expect to realize significant gains or to consummate transactions during the second half of fiscal 2008 that would require us to make additional distributions during the second half of fiscal 2008. The suspension of dividends for the remainder of fiscal 2008 will preserve approximately $40 million of capital relative to July 30, 2008 distribution levels. We anticipate that this capital will be reinvested in our business and provide enhanced liquidity. Currently, we expect to resume making distributions in 2009.

MCG Capital Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of June 30, 2008, including the consolidated schedule of investments, and the related consolidated statements of operations, for the three- and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of changes in net assets, cash flows, and financial highlights for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of MCG Capital Corporation’s management.

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

/s/ ERNST & YOUNG LLP

McLean, Virginia
August 5, 2008

MCG Capital Corporation

Selected Financial Data

The following table summarizes key financial data for MCG Capital Corporation for the three and six months ended June 30, 2008 and 2007. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except per share and other period-end data)	2008	2007	2008	2007
Income statement data
Revenue	$31,100	$50,188	$74,096	$90,330
Net operating income before investment (losses) gains and income tax provision (benefit)	12,950	28,494	34,216	48,540
Distributable net operating income (“DNOI”)(a)	14,812	30,518	37,820	53,546
Net (loss) income	(69,500)	38,046	(67,002)	68,500

Per common share data
Net operating income before investment (losses) gains and income tax provision (benefit) per common share—basic and diluted(c)	$0.18	$0.45	$0.49	$0.78
DNOI per common share—basic and diluted(a)(c)	$0.20	$0.48	$0.54	$0.86
(Loss) earnings per common share—basic and diluted(c)	$(0.96)	$0.60	$(0.96)	$1.10
Cash dividends declared per common share	$0.27	$0.44	$0.71	$0.88

Selected period-end balances
Total fair value of investment portfolio	$1,431,084	$1,463,208
Total assets	1,506,595	1,573,123
Borrowings	692,975	701,065
Total stockholders’ equity	779,530	826,991
Net asset value per common share outstanding(b)	$10.31	$13.23

Other period-end data
Average size of investment	$18,586	$16,818
Number of portfolio companies	77	87
Number of employees	99	90

Reconciliation of DNOI to net operating income before investment gains and losses and income tax provision
Net operating income before investment (losses) gains and income tax provision (benefit)	$12,950	$28,494	$34,216	$48,540
Amortization of employee restricted stock awards	1,862	2,024	3,604	5,006

DNOI	$14,812	$30,518	$37,820	$53,546

Weighted average common shares outstanding
Basic	72,310	63,461	70,126	62,281
Diluted	72,310	63,527	70,126	62,327

(a)

DNOI is net operating income before investment (losses) gains and income tax provision (benefit), as determined in accordance with U.S. generally accepted accounting principles, or GAAP, adjusted for amortization of employee restricted stock awards. Amortization of employee restricted stock awards represent a non-cash company expense. DNOI includes paid-in-kind, or PIK, interest and dividend income that generally are not payable on a regular basis, but rather at maturity or when declared. DNOI is not an alternative to measures computed in accordance with GAAP, such as net operating income, net income, earnings per share and cash flows. Instead, DNOI is a non-GAAP metric that provides supplemental information about our business performance to consider together with GAAP measures.

(b)	Based on common shares outstanding at period-end.
(c)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 5—Capital Stock and Note 8—(Loss) Earnings Per Share in the Notes to our Condensed Consolidated Financial Statements for additional information about the rights offering, the associated bonus element, and its estimated impact on our net asset value per common share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, general and administrative expenses, our ability to strengthen our capital base, the aggregate charges associated with our corporate restructuring and the estimated savings related to such restructuring, the carrying value of investments in our portfolio, the performance of our portfolio companies, our ability to recover unrealized losses, our ability to access alternative debt markets and additional capital, the estimated debt and equity allocation in our portfolio, our ability to monetize assets and the related timing of such monetizations, our asset originations, the timing and sufficiency of our cash for future operations, our ability to increase our asset coverage ratio, the timing, amount and tax attributes of dividend distributions, the approval of additional leverage for our SBIC by the SBA, general economic factors and regulatory matters. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this quarterly report on form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We are a solutions-focused commercial finance company providing capital and advisory services to middle-market companies throughout the United States. We make debt and equity investments primarily in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization, or EBITDA, of $3 million to $25 million, which we refer to as “middle-market” companies. Generally, our portfolio companies use our capital investment to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We identify and source new customers through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner operators.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act. As a business development company, we are required to meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. If we satisfy these requirements, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. From time to time our wholly owned subsidiaries may execute transactions that trigger corporate-level tax liabilities. In such cases, we recognize a tax provision in the period when it becomes more likely than not that the taxable event will occur.

Recent Developments

The current capital market environment continues to be extremely challenging, creating pressure on access to both debt and equity capital. Our 2008 business plan assumed that we would be able to monetize several equity investments and have continuing access to capital. While we have been able to accomplish some capital market initiatives, they were completed with lower than expected proceeds and at higher than expected costs. Further, asset monetizations have been impacted by current economic conditions. Therefore, we are building our plans around the assumption that we will not access the capital markets for the balance of 2008 and into 2009 and potential monetizations will be reduced significantly.

Our business plan targets up to $200 million of assets that, if market conditions permit, we intend to monetize and redeploy from non-yielding equity investments into high-yielding cash paying debt investments, thereby reducing the portion of our assets represented by equity investments. If successful, this asset redeployment would increase our cash basis earnings per share, which we expect to be the foundation for our future dividends.

We are implementing a number of actions to strengthen our capital base, including suspending dividend payments for the remainder of 2008, reducing our headcount by 27%, eliminating bonus compensation for all but one of our named executive officers in 2008, and reducing other incentive compensation and other general and administrative expenses. The following discussion provides a summary of actions we are taking to strengthen our capital base and additional details about our financial and operating results during the quarter ended June 30, 2008. We believe that these actions, along with our existing capital resources, will provide us with sufficient liquidity for our operations for the foreseeable future.

STOCKHOLDER DISTRIBUTIONS

We have met our estimated distribution requirements as a regulated investment company for 2008 and do not expect to make additional distributions to our stockholders during 2008. Currently, we do not expect to realize significant gains or to consummate transactions during the second half of fiscal 2008 that would require us to make additional distributions during the second half of fiscal 2008. The suspension of dividends for the remainder of fiscal 2008 will preserve approximately $40 million of capital relative to July 30, 2008 distribution levels. We anticipate that this capital will be reinvested in our business and provide enhanced liquidity. Currently, we expect to resume making distributions in 2009.

CORPORATE RESTRUCTURING

We are restructuring our business in response to changes in the capital markets. On August 6, 2008, our board of directors approved a plan to reduce our workforce by 27%, including 19 current employees and 9 vacancies. After effecting the plan, our headcount is 74 employees. The workforce reduction focuses primarily on sizing the organization at a level appropriate for our expected near-term objectives. Affected employees are eligible for a severance package that includes severance pay, continuation of benefits and, for employees who have been awarded restricted stock, additional lapsing of restrictions associated with restricted stock awards.

We estimate that the aggregate charges associated with the plan will be approximately $1.25 million to $2.25 million, most of which will be incurred during the remainder of fiscal 2008. We expect these charges to consist of approximately $1.0 million for severance pay and other related obligations and a range of approximately $0.25 million to $1.25 million for lease costs and associated obligations related to our office space and other miscellaneous costs. We will account for these costs in accordance with SFAS 146—Accounting for Costs Associated with Exit or Disposal Activities. We expect these actions, when combined with the elimination of bonus compensation for all but one of our named executive officers, a reduction in incentive compensation for the balance of the staff and other planned reductions in our general and administrative expense, will result in approximately $12.0 million to $14.0 million of savings through December 31, 2009. However, there can be no assurance that these reductions will be realized.

REPAYMENT AND TERMINATION OF COMMERCIAL LOAN TRUST 2006-2

On August 4, 2008, we repaid the remaining $7.5 million outstanding principal and terminated our warehouse credit facility with Merrill Lynch Capital Corporation. The original May 2, 2006, warehouse credit facility allowed MCG Commercial Loan Trust 2006-2 to acquire up to $250.0 million of commercial loans with borrowings of up to $200.0 million. The warehouse credit facility was secured primarily by the assets of MCG Commercial Loan Trust 2006-2, including commercial loans that we sold to the trust. On February 12, 2008, the agreement was amended to extend the maturity to August 31, 2008 and to establish a payback schedule. See Liquidity and Capital Resources—Borrowings for additional information about this facility.

SALE AND CONVERSION OF PORTFOLIO INVESTMENTS

On July 31, 2008, we sold our equity investment in JUPR Holdings, Inc., or JUPR, to Forrester Research, Inc., for $23.0 million of cash plus approximately $700,000 of cash on the balance sheet, of which, we received $18.4 million for our equity investment, $1.0 million for the repayment of our debt investment, and the remainder was used for closing costs, option payouts, and a working capital adjustment reserve. In connection with this transaction, in July 2008, we realized $6.0 million of previously unrealized gains on our equity investment in JUPR. Earlier in July 2008, JUPR made a $1.0 million payment to us on its outstanding debt. As of June 30, 2008, the fair value of our holdings in JUPR included $2.0 million of senior debt, $13.4 million of preferred stock and $5.0 million of common stock.

On July 28, 2008, in connection with a $15.0 million debt and equity investment by NCR Corporation, or NCR, into TNR Holdings Corp., or TNR Holdings, we converted our securities into preferred equity of TNR Holdings, and invested $2.0 million in debt.

Portfolio Composition and Investment Activity

As of June 30, 2008, the fair value of our investment portfolio was $1,431.1 million, which represents a $114.0 million, or 7.4%, decrease from the $1,545.1 million fair value as of December 31, 2007. During the six months ended June 30, 2008, we originated investments of $24.6 million in five portfolio companies and made advances of $53.1 million to existing portfolio companies. The originations of $24.6 million included $4.2 million of senior debt, $14.4 million of secured subordinated debt and $6.0 million of equity. During the six months ended June 30, 2008 and 2007, our gross originations and advances totaled $77.7 million and $369.2 million, respectively. The following table summarizes our total portfolio investment activity during the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
(in thousands)	2008(a)	2007(a)
Beginning investment portfolio	$1,545,090	$1,248,073
Originations and advances	77,692	369,190
Gross payments/reductions/sales of securities/other	(91,670)	(172,277)
Net unrealized (loss) gains	(101,053)	14,443
Net realized gains	225	12,555
Amortization of (additions to) unearned income	1,386	(1,158)
Reversals of unrealized depreciation	(586)	(7,618)

Ending investment portfolio	$1,431,084	$1,463,208

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both June 30, 2008 and June 30, 2007.

The following table summarizes the composition of our investment portfolio at fair value:

	June 30, 2008		December 31, 2007
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments(a)
Senior secured debt(a)	$441,500	30.9%	$479,214	31.0%
Subordinated debt(a)
Secured(a)	478,107	33.4	522,742	33.9
Unsecured(a)	30,613	2.1	32,189	2.1

Total debt investments(a)	950,220	66.4	1,034,145	67.0

Equity investments
Preferred equity	411,700	28.8	447,229	28.9
Common/Common equivalents equity	69,164	4.8	63,716	4.1

Total equity investments	480,864	33.6	510,945	33.0

Total investments(a)	$1,431,084	100.0%	$1,545,090	100.0%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both June 30, 2008 and December 31, 2007.

The following table shows our gross originations and advances during the six months ended June 30, 2008 and 2007 by security type:

	Six months ended June 30,
	2008		2007
(dollars in thousands)	$	% of Total	$	% of Total
Debt investments
Senior secured debt	$26,045	33.5%	$174,746	47.3%
Subordinated debt
Secured	29,460	38.0	108,626	29.4
Unsecured	1,495	1.9	1,043	0.3

Total debt investments	57,000	73.4	284,415	77.0
Equity investments
Preferred equity	20,664	26.6	82,529	22.4
Common/common equivalents equity	28	—	2,246	0.6

Total equity investments	20,692	26.6	84,775	23.0

Total gross originations and advances	$77,692	100.0%	$369,190	100.0%

The following table shows our gross payments, reductions, and sales of securities during the six months ended June 30, 2008 and 2007 by security type:

	Six months ended June 30,
	2008		2007
(dollars in thousands)	$	% of Total	$	% of Total
Debt investments
Senior secured debt	$54,237	59.2%	$57,309	33.3%
Subordinated debt
Secured	32,604	35.5	79,991	46.4
Unsecured	—	—	1,305	0.8

Total debt investments	86,841	94.7	138,605	80.5
Equity investments
Preferred equity	3,873	4.2	13,944	8.1
Common/common equivalents equity	956	1.1	19,728	11.4

Total equity investments	4,829	5.3	33,672	19.5

Total gross payments, reductions and sales of securities	$91,670	100.0%	$172,277	100.0%

During the six months ended June 30, 2008 and 2007, our gross payments, reductions and sales of securities by transaction type included:

	Six months ended June 30,
(in thousands)	2008	2007
Principal repayments	$49,694	$110,292
Senior loan sales	10,733	4,603
Scheduled principal amortization	25,297	14,873
Payment of accrued paid-in-kind interest and dividends	5,039	13,695
Sale of equity investments	907	28,814

Total gross payments, reductions and sales of securities	$91,670	$172,277

The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2008		December 31, 2007
(dollars in thousands)	Investments at Fair Value(b)	Percent of Total Portfolio	Investments at Fair Value(b)	Percent of Total Portfolio
Telecommunications—CLEC	$232,958	16.3%	$255,483	16.5%
Communications—other	34,721	2.4	39,789	2.6
Healthcare	132,111	9.2	136,496	8.8
Cable	112,667	7.9	114,958	7.4
Business services	86,994	6.1	87,327	5.7
Food services	80,332	5.6	79,471	5.1
Broadcasting	70,443	4.9	88,105	5.7
Logistics	64,050	4.5	70,005	4.5
Laboratory instruments	55,567	3.9	54,527	3.5
Publishing	53,328	3.7	59,538	3.9
Entertainment	49,439	3.5	42,676	2.8
Sporting goods	46,381	3.2	46,959	3.0
Plastic products	46,020	3.2	81,122	5.3
Electronics	41,403	2.9	40,521	2.6
Education	39,465	2.8	31,967	2.1
Technology	36,649	2.6	34,067	2.2
Information services	36,509	2.5	37,465	2.4
Consumer products	35,275	2.4	38,027	2.5
Home furnishings	35,146	2.4	49,255	3.2
Auto parts	30,836	2.2	34,393	2.2
Industrial products	26,751	1.9	26,723	1.7
Insurance	22,810	1.6	22,410	1.5
Other media	19,935	1.4	20,092	1.3
Other(a)	41,294	2.9	53,714	3.5

Total	$1,431,084	100.0%	$1,545,090	100.0%

(a)	No individual industry within this category exceeds 1%.
(b)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both June 30, 2008 and December 31, 2007.

As of June 30, 2008, our ten largest portfolio companies comprised 40.7% of the fair value of our investment portfolio. These ten customers accounted for 33.8% of our total revenue during the six months ended June 30, 2008. As of June 30, 2008, approximately 18.7% of the fair value of our portfolio was invested in companies in the communications industry, of which 16.3% were competitive local exchange carriers, or CLECs. Our largest portfolio company, Broadview Networks Holdings, Inc., or Broadview, is a CLEC, which represents 13.5% of the fair value of our portfolio. Our remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies. See Results of Operations for additional information regarding our investment in Broadview.

Asset Quality

Generally, asset quality is a function of portfolio company performance, economic conditions, and our underwriting and ongoing management of our investment portfolio. In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. We use the following 1 to 5 investment rating scale:

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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of June 30, 2008 and December 31, 2007:

(dollars in thousands)	June 30, 2008			December 31, 2007
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$989,536	(a)	69.1%	$1,107,050	(a)	71.6%
2	195,576		13.7	207,668		13.4
3	219,230		15.3	180,193		11.7
4	11,713		0.8	20,113		1.3
5	15,029		1.1	30,066		2.0

	$1,431,084		100.0%	$1,545,090		100.0%

(a)

As of June 30, 2008 and December 31, 2007, Investment Rating “1” includes $543.4 million and $620.6 million, respectively, of loans to companies in which we also hold equity securities or for which we realized a gain on our equity investment.

We place a loan on non-accrual status when it becomes more than 90 days past due or when we believe the probability of collection of interest is not sufficient to warrant further accrual. Such loans remain on non-accrual status until the borrower makes all past-due principal and interest payments or a restructuring occurs that makes it probable we will collect interest income. We do not recognize interest income while loans are on non-accrual status, unless the loan has sufficient collateral or until we receive all past due interest and principal payments or we are in the process of collecting the past-due balance. The following table summarizes loans more than 90 days past due and loans on non-accrual status:

	June 30, 2008(a)		December 31, 2007(a)
(dollars in thousands)	Fair Value	% of Loan Portfolio	Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$10,493	1.10%	$28	—%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$10,493	1.10%	$28	—%

Loans on non-accrual status
0 to 90 days past due	$48,484	5.11%	$67,378	6.52%
Greater than 90 days past due	10,493	1.10	28	—

Total loans on non-accrual status	$58,977	6.21%	$67,406	6.52%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both June 30, 2008 and December 31, 2007.

During the six months ended June 30, 2008, the fair value of loans on non-accrual status decreased $8.4 million, primarily due to a $25.2 million reduction in the fair value of debt issued by Cleartel Communications, Inc., or Cleartel, and a $2.7 million net reduction in the fair value of four other debt investments that continue to be on non-accrual status. This decrease was partially offset by the inclusion of five additional portfolio companies on non-accrual status, representing $19.5 million of debt investments at fair value.

The largest decrease in the fair value of non-accrual loans resulted from a reduction in the fair value of our investment in Cleartel. Cleartel, a CLEC that primarily serves residential customers, is one of our control investments. Since the first quarter of 2007, this investment has been, and will continue to be, on non-accrual status for the foreseeable future. As of December 31, 2007, our Cleartel investment had a fair value of $25.2 million, which represented 1.6% of the fair value of our investments. During the first six months of fiscal 2008, we advanced $7.0 million to Cleartel to support its operations. Subsequently, as of June 30, 2008, we concluded that the fair value of this investment was zero. In addition, we own preferred stock and 100% of the common stock of Cleartel, both of which had fair values of zero at June 30, 2008 and December 31, 2007.

During the six months ended June 30, 2008, we classified subordinated debt with a combined fair value of $19.5 million on non-accrual status. This $19.5 million of loans placed on non-accrual status do not represent a concentration of loans with any single company or in single industry.

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and 2007

The following table summarizes the components of our net (loss) income for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,		Variance
(dollars in thousands)	2008	2007	$	Percentage
Revenue
Interest and dividend income
Interest income	$26,219	$32,764	$(6,545)	(20.0)%
Dividend income	2,957	13,632	(10,675)	(78.3)
Loan fees	964	988	(24)	(2.4)

Total interest and dividend income	30,140	47,384	(17,244)	(36.4)
Advisory fees and other income	960	2,804	(1,844)	(65.8)

Total revenue	31,100	50,188	(19,088)	(38.0)

Operating expenses
Interest expense	8,415	10,502	(2,087)	(19.9)

Employee compensation
Salaries and benefits	3,386	6,364	(2,978)	(46.8)
Amortization of employee restricted stock	1,862	2,024	(162)	(8.0)

Total employee compensation	5,248	8,388	(3,140)	(37.4)
General and administrative expense	4,487	2,804	1,683	60.0

Total operating expenses	18,150	21,694	(3,544)	(16.3)

Net operating income before investment gains and income tax provision	12,950	28,494	(15,544)	(54.6)
Net investment (losses) gains before income tax provision (benefit)	(82,288)	8,618	(90,906)	NM

Income tax provision (benefit)	162	(934)	1,096	NM

Net (loss) income	$(69,500)	$38,046	$(107,546)	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income, loan fees and advisory fees and other income. During the three months ended June 30, 2008, our revenues were $31.1 million, which represents a $19.1 million, or 38.0%, decrease from the same quarter in 2007. This decline was composed primarily of a $10.7 million, or 78.3% decrease in dividend income, a $6.5 million, or 20.0%, decrease in interest income and a $1.8 million, or 65.8%, decrease in advisory fees and other income. The following sections describe the reasons for these variances.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on those investments. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates and the balance of loans on non-accrual status for which we are not accruing interest. During the three months ended June 30, 2008, the total yield on our average debt portfolio at fair value was 10.9% compared to 13.5% for the three months ended June 30, 2007. The weighted average LIBOR rate was 2.8% during the three months ended June 30, 2008, compared with 5.4% during the three months ended June 30, 2007. The spread to average LIBOR on our average loan portfolio at fair value for the three months ended June 30, 2008 was 9.5% compared to 8.4% during the three months ended June 30, 2007, reflecting higher interest reset rates.

During the three months ended June 30, 2008, interest income decreased $6.5 million, or 20.0%. This decrease reflected a $6.6 million decrease resulting from the reduction in LIBOR and a $3.7 million decrease resulting from the receipt of unaccrued income received from two payment-in-kind debt investments during the three months ended June 30, 2007 with no corresponding receipts during the three months ended June 30, 2008. These decreases were partially offset by a $3.0 million increase resulting from the increase in our average spread to LIBOR and an $0.8 million increase attributable to other miscellaneous factors.

Interest income includes certain amounts that we have not received in cash, such as contractual paid-in-kind, or PIK, interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid by either contract or the portfolio company’s choice, but is generally paid at the end of the loan term. The following table shows the PIK related activity for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,
(in thousands)	2008	2007
Beginning PIK loan balance	$20,171	$11,071
PIK interest earned during the period	3,408	6,560
Interest receivable converted to PIK	1,380	394
Principal payments of cash on PIK loans	(1,727)	(5,464)
PIK converted to other securities	(3,267)	(730)

Ending PIK loan balance	$19,965	$11,831

DIVIDEND INCOME

We accrue dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accrual. We recognize dividends received on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio, and the ability of the portfolio companies to declare and pay dividends. Our dividend activity for the three months ended June 30, 2008 and 2007 was as follows:

	Three months ended June 30,
(in thousands)	2008	2007
Beginning accrued dividend balance	$86,990	$42,174
Dividend income earned during the period	2,957	13,632
Payment of dividends	(322)	(3,482)

Ending accrued dividend balance	$89,625	$52,324

Dividend income was $3.0 million during the three months ended June 30, 2008, which represents a $10.7 million, or 78.3%, decrease from the same quarter last year. During the quarter ended June 30, 2008, we stopped accreting dividends on our preferred stock investment in Broadview Networks Holdings, Inc., or Broadview, because the fair value of our investment in this portfolio company reflects the enterprise value of Broadview. We are entitled to dividends on our Broadview preferred stock investment, which accumulate and compound quarterly at an annual rate of 12.0% on $283.1 million, but are not payable in cash on a current basis. During the three months ended June 30, 2007, our accreted dividends from our Broadview investment accounted for $7.3 million, or 14.6%, of our total revenue. The absence of accreted dividends on our Broadview investment during the quarter ended

June 30, 2008, resulted in a $7.3 million decrease in dividend income compared to the same quarter last year. Our ability to recognize income from our preferred stock investment in Broadview in future periods will be dependent on the performance and value of Broadview. Broadview continues to perform in accordance with our expectations; however, we currently do not expect to accrue any further dividends on our Broadview investment. As a result, our revenues from this investment for the third and fourth quarters of 2008 will be approximately $7.5 million and $7.8 million, respectively, less than we recognized in the same quarters in 2007.

During the three months ended June 2007, we sold our preferred equity investment in Superior Publishing Corporation. At that time, we received $3.4 million of previously unaccrued dividends. The absence of dividends from Superior Publishing Corporation during the three months ended June 30, 2008 resulted in a $3.4 million decrease in dividend income compared to the same period last year.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily includes fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. Advisory fees and other income was $1.0 million for the three months ended June 30, 2008, which represents a $1.8 million, or 65.8%, decrease from the three months ended June 30, 2007. This decrease resulted primarily from lower loan origination activity during the first half of 2008, which we anticipate will remain below 2007 levels for the remainder of 2008.

TOTAL OPERATING EXPENSES

Total operating expenses include interest, employee compensation and general and administrative expenses. During the three months ended June 30, 2008, we incurred $18.2 million of operating expenses, which represents a $3.5 million, or 16.3%, decrease from the same quarter last year. This decrease was composed of a $2.1 million decrease in interest expense and a $3.1 million decrease in employee compensation costs. These decreases were partially offset by a $1.7 million increase in general and administrative expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

Interest expense was $8.4 million during the quarter ended June 30, 2008, representing a $2.1 million, or 19.9%, decrease from the same period last year. The previously described reduction in average LIBOR from 5.4% during the three months ended June 30, 2007 to 2.8% during the three months ended June 30, 2008, resulted in a $4.5 million decrease in interest expense. This decrease was partially offset by $1.4 million of additional interest expense resulting from higher average borrowing balances; $0.8 million of additional interest expense resulting from a widening of the interest rate spread; and $0.2 million of additional interest expense resulting from increases in our amortization of debt costs.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the quarter ended June 30, 2008, our employee compensation expense was $5.2 million, which represents a $3.1 million, or 37.4%, decrease from the same quarter in 2007. This decrease resulted primarily from a $4.0 million decrease in incentive compensation accruals. During the quarter ended June 30, 2008, we recognized $1.9 million of compensation expense related to restricted stock awards, compared to $2.0 million for the quarter ended June 30, 2007, which represents a $162,000, or 8.0%, decrease. Amortization of employee restricted stock awards represent non-cash compensation related to restricted stock awards granted in 2008 and prior periods. During the three months ended June 30, 2008, we granted 545,100 shares of restricted stock under our 2006 Employee Restricted Stock Plan. The lapsing of forfeiture provisions for previously granted restricted stock accounted for the reduction in the amortization of employee restricted stock. See Recent Developments for a discussion of the MCG Capital Corporation Retention Program that was approved by our board of directors on August 6, 2008, which provides for restricted stock awards related to past service and continuing employment with MCG.

These decreases were partially offset by a $0.7 million, or 23.5%, wage increase resulting primarily from an increase in the size, and a change in the composition, of our workforce. Our employee benefits also increased by $0.3 million, reflecting the increased size of our workforce, improved benefit plans, and a write-down of the fair value of certain non-recourse loans issued in 2001 to non-executive employees in conjunction with our initial public offering of common stock. See Recent Developments for a discussion of our corporate restructuring and retention program, which will have an impact on our future employee compensation expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $4.5 million during the three months ended June 30, 2008, representing a $1.7 million, or 60.0%, increase over the same period in 2007. Approximately $0.5 million of this increase was attributable to fees paid for borrowing facility transactions that were not consummated. In addition, expenses for directors’ fees, rent, professional services, and depreciation and amortization each increased by $0.2 million, with the remainder attributable to a variety of other miscellaneous general and administrative expenses. See Recent Developments for a discussion of our corporate restructuring and retention program, which will have an impact on our future general and administrative expenses.

NET OPERATING INCOME BEFORE NET INVESTMENT (LOSSES) GAINS AND INCOME TAX PROVISION (BENEFIT)

Net operating income before net investment (losses) gains and income tax provision (benefit) for the three months ended June 30, 2008 totaled $13.0 million, compared with $28.5 million for the three months ended June 30, 2007. This decrease is due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME (“DNOI”)

DNOI is net operating income before investment gains and losses and income tax provision (benefit), as determined in accordance with GAAP, adjusted for amortization of employee restricted stock awards. Amortization of employee restricted stock awards represents non-cash company expense. DNOI includes PIK interest and dividend income that generally are not payable on a regular basis, but rather at maturity or when declared. DNOI is not an alternative to measures computed in accordance with GAAP, such as net operating income, net income, earnings per share and cash flows. Instead, DNOI is a non-GAAP metric that provides supplemental information about our business performance to consider together with GAAP measures.

DNOI for the three months ended June 30, 2008 was $14.8 million, or $0.20 per share, compared to $30.5 million, or $0.48 per share, for the three months ended June 30, 2007. The following table reconciles our reported net operating income before investment gains and losses and provision for income taxes to DNOI for the quarters ended June 30, 2008 and 2007:

	Three months ended June 30,
(in thousands, except per share data)	2008	2007
Net operating income before investment gains and losses and income tax provision	$12,950	$28,494
Amortization of employee restricted stock awards	1,862	2,024

DNOI	$14,812	$30,518

Weighted-average common shares outstanding
Basic	72,310	63,461
Diluted	72,310	63,527
(Loss) earnings per common share—basic and diluted	$(0.96)	$0.60
Net operating income before investment gains and losses and provision for income taxes per common share—basic and diluted	$0.18	$0.45
DNOI per common share—basic and diluted	$0.20	$0.48

(a)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 5—Capital Stock and Note 8—(Loss) Earnings Per Share in the Notes to our Condensed Consolidated Financial Statements for additional information about the rights offering, the associated bonus element, and its estimated impact on our net asset value per common share.

NET INVESTMENT (LOSSES) GAINS BEFORE INCOME TAX PROVISION

During the three months ended June 30, 2008, we incurred $82.3 million of net investment losses before income tax provision, compared to an $8.6 million gain during the same period in 2007. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (depreciation) appreciation. We reverse unrealized (depreciation) appreciation, upon realizing the loss or gain.

The following table summarizes our realized and unrealized (losses) and gains on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2008:

(dollars in thousands)	Industry	Three months ended June 30, 2008
Portfolio Company		Type	Realized Gain	Unrealized (Loss)/Gain	Reversal of Unrealized (Gain)/Loss	Net (Loss)/ Gain
Cleartel Communications, Inc.	Communications	Control	$—	$(32,245)	$—	$(32,245)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(32,202)	—	(32,202)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(5,640)	—	(5,640)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(4,539)	—	(4,539)
Broadview Networks Holdings, Inc.	Communications	Control	—	(4,053)	—	(4,053)
Coastal Sunbelt, LLC	Food Services	Control	—	(3,478)	—	(3,478)
Working Mother Media, Inc.	Publishing	Control	—	(3,200)	—	(3,200)
National Product Services, Inc.	Business Services	Control	—	(3,141)	—	(3,141)
Philadelphia Newspapers, LLC	Newspaper	Non-affiliate	—	(2,595)	—	(2,595)
Orbitel Holdings, LLC	Cable	Control	—	(2,573)	—	(2,573)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(2,097)	—	(2,097)
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	(1,196)	—	(1,196)
Avenue Broadband LLC	Cable	Control	—	3,799	—	3,799
LMS Intellibound Investors, LLC	Logistics	Control	—	3,632	—	3,632
Stratford School Holdings, Inc.	Education	Affiliate	—	2,272	—	2,272
Jenzabar, Inc.	Technology	Non-affiliate	—	2,150	—	2,150
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	2,036	—	2,036
JUPR Holdings, Inc.	Information Services	Control	—	1,901	—	1,901
MCI Holdings LLC	Healthcare	Non-affiliate	—	1,223	—	1,223
Other (< $1 million net (loss) gain)			135	(2,394)	(83)	(2,342)

Total			$135	$(82,340)	$(83)	$(82,288)

As shown in the above table, we recorded $32.2 million of unrealized depreciation on Cleartel Communications, Inc., or Cleartel, which writes down the fair value of our investment in Cleartel to zero. Cleartel has continued to miss our expectations and accordingly, we do not believe we will receive any recovery on our investment. We have also taken $32.2 million of unrealized depreciation on Jet Plastica Investors, LLC, a bulk cutlery manufacturer that is a control investment of MCG. This loss is a result of underperformance related primarily to substantial increases in Jet Plastica’s raw materials cost, which was caused by significant increases in oil prices. We believe we may recover part, or all of this unrealized depreciation, if Jet Plastica is able to recover cost increases and improve its financial performance. The remaining unrealized depreciation is a result of the current economic environment.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2007:

(dollars in thousands)			Three months ended June 30, 2007
Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/ (Loss)
Superior Publishing Corporation	Newspaper	Control	$4,121	$—	$(740)	$3,381
Jenzabar, Inc.	Technology	Non-affiliate	—	2,088	—	2,088
Dick Clark Productions, Inc.	Broadcasting	Non-affiliate	5,941	—	(4,491)	1,450
On Target Media, LLC	Other Media	Affiliate	—	1,352	—	1,352
RadioPharmacy Investors, LLC	Healthcare	Control	—	(1,706)	—	(1,706)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(1,608)	—	(1,608)
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Non-affiliate	—	(1,405)	—	(1,405)
Other (Other <$1 million net (loss) gain)			243	4,861	(38)	5,066

Total			$10,305	$3,582	$(5,269)	$8,618

Our board of directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. As part of our process for determining the fair value of our portfolio investments, we retain independent valuation firms to perform independent valuations on certain of our portfolio companies and review certain of our fair value determinations. These independent valuations and reviews are considered by our board of directors in their determinations of fair value of our portfolio companies. We intend to continue to engage these independent valuation firms to conduct independent valuations and review certain valuations of investments in our portfolio.

Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that has a fair value in excess of $5.0 million. Over the last four quarters, independent valuation firms performed independent valuations or reviewed valuations of 49 portfolio companies, representing $1,219.6 million, or 85.2%, of the fair value of our total portfolio investments and $398.8 million, or 82.9%, of the fair value of our equity portfolio investments.

INCOME TAX PROVISION (BENEFIT)

During the three months ended June 30, 2008, we recorded an income tax provision of $162,000, compared to a $934,000 tax benefit during the three months ended June 30, 2007. Our income taxes relate primarily to unrealized gains and losses on investments owned by our taxable subsidiaries.

NET (LOSS) INCOME

During the three months ended June 30, 2008, we incurred a net loss of $69.5 million, compared to $38.0 million of net income during the three months ended June 30, 2007. The decrease in net income is attributable to the items discussed above.

Comparison of the Six Months Ended June 30, 2008 and 2007

The following table summarizes the components of our net income for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,		Variance
(dollars in thousands)	2008	2007	$	Percentage
Revenue
Interest and dividend income
Interest income	$56,048	$59,010	$(2,962)	(5.0)%
Dividend income	14,678	22,976	(8,298)	(36.1)
Loan fees	1,813	2,072	(259)	(12.5)

Total interest and dividend income	72,539	84,058	(11,519)	(13.7)
Advisory fees and other income	1,557	6,272	(4,715)	(75.2)

Total revenue	74,096	90,330	(16,234)	(18.0)

Operating expenses
Interest expense	18,715	19,647	(932)	(4.7)
Employee compensation
Salaries and benefits	9,592	11,866	(2,274)	(19.2)
Amortization of employee restricted stock	3,604	5,006	(1,402)	(28.0)

Total employee compensation	13,196	16,872	(3,676)	(21.8)
General and administrative expense	7,969	5,271	2,698	51.2

Total operating expenses	39,880	41,790	(1,910)	(4.6)

Net operating income before investment (losses) gains and income tax provision (benefit)	34,216	48,540	(14,324)	(29.5)
Net investment (losses) gains before income tax provision	(100,886)	19,393	(120,279)	NM
Income tax provision (benefit)	332	(567)	899	NM

Net (loss) income	$(67,002)	$68,500	$(135,502)	NM

NM=Not Meaningful

TOTAL REVENUE

During the six months ended June 30, 2008, our total revenues were $74.1 million, which represents a $16.2 million, or 18.0%, decrease from the same period in 2007. This decline was primarily composed of an $8.3 million, or 36.1%, decrease in dividend income; a $3.0 million, or 5.0%, decrease in interest income; and a $4.7 million, or 75.2%, decrease in advisory fees and other income. The following sections describe the reasons for these variances.

INTEREST INCOME

During the six months ended June 30, 2008, the total yield on our average debt portfolio at fair value was 11.5% during the six months ended June 30, 2008, compared to 12.9% for the same six-month period in 2007. The spread to average LIBOR on our average loan portfolio at fair value for the six months ended June 30, 2008 was 9.6% compared to 8.3% during the six months ended June 30, 2007, reflecting timing differences between changes in LIBOR and subsequent reset dates on LIBOR-based loans in our portfolio.

During the six months ended June 30, 2008, interest income was $56.0 million, which represents a $3.0 million, or 5.0% decrease. This decrease reflected an $11.3 million decrease resulting from a 235 basis point reduction in average LIBOR and a $3.8 million decrease resulting from the receipt of previously unaccrued income received from PIK investments during the six months ended June 30, 2007, which exceeded the previously unaccrued income received from PIK investments during the six months ended June 30, 2007. These decreases were partially offset by a $6.1 million increase resulting from a 97 basis point, or 12.8%, increase in our spread to LIBOR, a $3.4 million increase from higher than average loan balances, and a $2.6 million increase attributable to other miscellaneous factors.

The following table shows our PIK related activity for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
(in thousands)	2008	2007
Beginning PIK loan balance	$17,685	$11,104
PIK interest earned during the period	7,196	9,484
Interest receivable converted to PIK	2,721	767
Principal payments of cash on PIK loans	(4,370)	(9,196)
PIK loans converted to other securities	(3,267)	(730)
PIK loans purchased	—	402

Ending PIK loan balance	$19,965	$11,831

DIVIDEND INCOME

Our dividend activity during the six months ended June 30, 2008 and 2007 was as follows:

	Six months ended June 30,
(in thousands)	2008	2007
Beginning accrued dividend balance	$75,614	$33,553
Dividend income earned during the period	14,678	22,975
Payment of dividends	(667)	(4,204)

Ending accrued dividend balance	$89,625	$52,324

Dividend income was $14.7 million during the six months ended June 30, 2008, representing an $8.3 million, or 36.1%, decrease from the same period last year. As discussed previously, during the second quarter in fiscal 2008, we stopped accreting dividends on our Broadview investment, because our fair value reflects the full value of this investment. As a result, during the six months ended June 30, 2008, we accreted $8.0 million of dividends from our Broadview investment, which represents a $6.5 million, or 44.6%, decrease from the same period last year. In addition, the sale of our equity investment in Superior Publishing Corporation in fiscal 2007 resulted in a $3.4 million decrease in the dividends that we recognized during the six months ended June 30, 2008.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income were $1.6 million for the six months ended June 30, 2008, which represents a $4.7 million, or 75.2%, decrease from the six months ended June 30, 2007. This decrease was primarily because lower loan origination activity during the first half of fiscal 2008, which we anticipate will be minimal during the remainder of 2008.

TOTAL OPERATING EXPENSES

During the six months ended June 30, 2008 and 2007, we incurred $39.9 million of operating expenses, representing a $1.9 million, or 4.6%, decrease. This decrease resulted from a $3.7 million decrease in employee compensation expenses and a $0.9 million in interest expense. These decreases were partially offset by a $2.7 million increase in general and administrative expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

Interest expense was $18.7 million, during the six months ended June 30, 2008, which represents a $0.9 million, or 4.7%, decrease from the same period last year. The previously described 235 basis point reduction in average LIBOR rates during the six months ended June 30, 2008, resulted in a $7.4 million decrease in interest expense. This decrease was partially offset by $4.1 million of additional interest expense resulting from: higher average borrowing balances; $2.1 million of additional interest expense, resulting from a widening of the interest rate spread; and $0.3 million from additional interest expense resulting from increases in our amortization of debt costs.

EMPLOYEE COMPENSATION

During the six months ended June 30, 2008, our employee compensation expenses were $13.2 million, which represents a $3.7 million, or 21.8%, decrease from the same period in 2007. This decrease resulted primarily from the $4.0 million decrease in incentive compensation described in the discussion of our three-month results. During the six months ended June 30, 2008, we recognized $3.6 million of compensation expense related to restricted stock awards, compared to $5.0 million for the comparable period in 2007, representing a $1.4 million, or 28.0% decrease. Amortization of employee restricted stock awards represents non-cash compensation related to restricted stock awards granted in 2008 and prior periods. During the six months ended June 30, 2008, we granted 545,100 shares of restricted stock under our 2006 Employee Restricted Stock Plan. The lapsing of forfeiture provisions for previously granted restricted stock accounted for the reduction in the amortization of employee restricted stock.

These decreases were partially offset by a $1.1 million, or 19.8%, increase in salaries, which resulted primarily from an increase in the size, and a change in the composition, of our workforce. Our employee benefits also increased by $0.6 million, or 46.1%, as a result of the increased size of our workforce, improved benefit plans, and a $0.2 million reduction in the fair value of certain non-recourse loans issued in 2001 to non-executive employees in conjunction with our initial public offering of common stock. See Recent Developments for a discussion of our corporate restructuring and retention program, which will have an impact on our future employee compensation expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $8.0 million during the six months ended June 30, 2008, representing a $2.7 million, or 51.2%, increase over the same period in 2007. Approximately $0.5 million of this increase was attributable to fees paid for borrowing facility transactions that were not consummated. In addition, rent expense increased by $0.4 million, depreciation and amortization increased by $0.4 million and directors’ fees increased by $0.3 million, with the remainder attributable to a variety of other miscellaneous general and administrative expenses. See Recent Developments for a discussion of our corporate restructuring and retention plan, which will have an impact on our future general and administrative expenses.

NET OPERATING INCOME BEFORE NET INVESTMENT (LOSSES) GAINS AND INCOME TAX PROVISION (BENEFIT)

Net operating income before net investment (losses) gains and income tax provision (benefit) for the six months ended June 30, 2008 totaled $34.2 million, compared with $48.5 million for the six months ended June 30, 2007. This decrease is due to the items discussed above.

DNOI

DNOI for the six months ended June 30, 2008 was $37.8 million, or $0.54 per share, compared to $53.5 million, or $0.86 per share, for the six months ended June 30, 2007. The following table reconciles our reported net operating income before investment gains and losses and provision for income taxes to DNOI for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
(in thousands, except per share data)	2008	2007
Net operating income before investment gains and losses and income tax provision (benefit)	$34,216	$48,540
Amortization of employee restricted stock awards	3,604	5,006

DNOI(b)	$37,820	$53,546

Weighted-average common shares outstanding(a)
Basic(a)	70,126	62,281
Diluted(a)	70,126	62,327
(Loss) earnings per common share—basic and diluted	$(0.96)	$1.10
Net operating income before investment gains and losses and provision for income taxes per common share—basic and diluted	$0.49	$0.78
DNOI per share—basic and diluted(b)	$0.54	$0.86

(a)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 5—Capital Stock and Note 8—(Loss) Earnings Per Share in the Notes to our Condensed Consolidated Financial Statements for additional information about the rights offering, the associated bonus element, and its estimated impact on our net asset value per common share.

(b)

DNOI is net operating income before investment (losses) gains and income tax provision (benefit), as determined in accordance with U.S. generally accepted accounting principles, or GAAP, adjusted for amortization of employee restricted stock awards. Amortization of employee restricted stock awards represent a non-cash company expense. DNOI includes paid-in-kind, or PIK, interest and dividend income that generally are not payable on a regular basis, but rather at maturity or when declared. DNOI is not an alternative to measures computed in accordance with GAAP, such as net operating income, net income, earnings per share and cash flows. Instead, DNOI is a non-GAAP metric that provides supplemental information about our business performance to consider together with GAAP measures.

NET INVESTMENT (LOSSES) GAINS BEFORE INCOME TAX PROVISION

The following table summarizes our realized and unrealized (losses) and gains on investments and our changes in our unrealized (depreciation) appreciation on investments for the six months ended June 30, 2008:

(dollars in thousands)	Industry	Type	Six months ended June 30, 2008
Portfolio Company			Realized Gain/(Loss)	Unrealized (Loss)/ Gain	Reversal of Unrealized (Gain)/Loss	Net (Loss)/ Gain
Jet Plastica Investors, LLC	Plastic Products	Control	—	$(33,051)	—	$(33,051)
Cleartel Communications, Inc.	Communications	Control	—	(32,245)	—	(32,245)
Working Mother Media, Inc.	Publishing	Control	—	(7,089)	—	(7,089)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(7,036)	—	(7,036)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(7,016)	—	(7,016)
JetBroadband Holdings, LLC	Cable	Control	—	(5,787)	—	(5,787)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(4,666)	—	(4,666)
Broadview Networks Holdings, Inc.	Communications	Control	—	(4,053)	—	(4,053)
Coastal Sunbelt, LLC	Food Services	Control	—	(3,093)	—	(3,093)
Orbitel Holdings, LLC	Cable	Control	—	(3,031)	—	(3,031)
Philadelphia Newspapers, LLC	Newspaper	Non-affiliate	—	(2,632)	—	(2,632)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(2,270)	—	(2,270)
National Product Services, Inc.	Business Services	Control	—	(2,014)	—	(2,014)
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	—	(1,466)	—	(1,466)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(1,310)	—	(1,310)
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	(1,135)	—	(1,135)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(1,079)	—	(1,079)
Total Sleep Holdings, Inc.	Healthcare	Control	—	6,654	—	6,654
LMS Intellibound Investors, LLC	Logistics	Control		4,120		4,120
Avenue Broadband LLC	Cable	Control	—	3,799	—	3,799
Stratford School Holdings, Inc.	Education	Affiliate	—	2,732	—	2,732
Jenzabar, Inc.	Technology	Non-affiliate	—	2,306	—	2,306
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	2,169	—	2,169
JUPR Holdings, Inc.	Information	Control	—	1,714	—	1,714
MCI Holdings LLC	Healthcare	Non-affiliate	—	1,704	—	1,704
Other (<$1 million net (loss) gain)			335	(7,278)	(168)	(7,111)

Total			$335	$(101,053)	$(168)	$(100,886)

As shown in the above table, we have also taken $33.1 million of unrealized depreciation on Jet Plastica, during the six months ended June 30, 2008. This loss is a result of underperformance related primarily to substantial increases in Jet Plastica’s raw materials cost, which was caused by significant increases in oil prices. We believe we may recover part, or all of this unrealized depreciation, if Jet Plastica is able to recover cost increases and improve its financial performance. In addition, we recorded $32.2 million of unrealized depreciation on Cleartel, which writes down the fair value of our investment in Cleartel to zero. Cleartel has continued to miss our expectations and accordingly, we do not believe we will receive any recovery on our investment. The remaining unrealized depreciation is a result of the current economic environment.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the six months ended June 30, 2007:

(dollars in thousands)	Industry	Type	Six months ended June 30, 2007
Portfolio Company			Realized Gain/ (Loss)	Unrealized Gain/ (Loss)	Reversal of Unrealized (Gain)/Loss	Net Gain/ (Loss)
Jet Plastica Investors, LLC	Plastic Products	Control	$—	$6,157	$—	$6,157
Superior Publishing Corporation	Newspaper	Control	4,121	(140)	(740)	3,241
Superior Industries Investors, LLC	Sporting Goods	Control	—	2,752	—	2,752
Jenzabar, Inc.	Technology	Non-affiliate	—	2,016	—	2,016
On Target Media, LLC	Other Media	Affiliate	—	1,549	—	1,549
Dick Clark Productions, Inc.	Broadcasting	Non-affiliate	5,941	—	(4,491)	1,450
Crystal Media Network, LLC	Broadcasting	Control	—	1,051	—	1,051
PremierGarage Holdings, LLC	Home Furnishings	Control	—	1,089	—	1,089
National Product Services, Inc.	Business Services	Control	—	1,160	—	1,160
D&B Towers, LLC	Communications	Non-affiliate	—	(1,290)	—	(1,290)
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Non-affiliate	—	(1,405)	—	(1,405)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(1,914)	—	(1,914)
Other(<$1 million net (loss) gain)			2,770	3,418	(2,651)	3,537

Total			$12,832	$14,443	$(7,882)	$19,393

INCOME TAX PROVISION (BENEFIT)

During the six months ended June 30, 2008, we recorded a $332,000 income tax provision, compared to a $567,000 tax benefit during the six months ended June 30, 2007. Our income taxes primarily relate to unrealized gains and losses on investments owned by our taxable subsidiaries.

NET (LOSS) INCOME

During the six months ended June 30, 2008, we incurred a $67.0 million net loss, compared to $68.5 million of net income during the six months ended June 30, 2007. This decrease is attributable to the items discussed above.

Financial Condition, Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

As of June 30, 2008 and December 31, 2007, we had $17.0 million and $23.3 million, respectively, in cash and cash equivalents. In addition, at June 30, 2008 and December 31, 2007, we had $29.1 million and $37.0 million, respectively, in cash, securitization accounts. We also had $2.4 million and $4.0 million of restricted cash as of June 30, 2008 and December 31, 2007, respectively. We primarily invest cash on hand in interest bearing deposit accounts. Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts, as well as cash that we have earmarked for deposit into the securitization account pursuant to securitization requirements. In certain cases, we must use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements, while in other cases we may use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operational needs. Beginning in fiscal year 2008, we reformatted our Consolidated Statements of Cash Flow to combine our operating and investing activities into one section. We believe that this presentation better reflects the nature of our business as a business development company.

For the six months ended June 30, 2008, our operating activities provided $47.0 million of net cash, which represents a $185.1 million increase over the six months ended June 30, 2007. This increase was due primarily to a $281.6 million decrease in portfolio investments partially offset by a $72.3 million decrease in principal collections related to investment repayments or sales and a $135.5 million decrease in net income. These increases were largely offset by the net change in unrealized depreciation (appreciation) on investments, which reflected $101.2 million of depreciation during the six months ended June 30, 2008, compared with $6.5 million of appreciation in the same period in 2007, which resulted in a $107.8 million increase in cash. During the six months ended June 30, 2008, we used $53.3 million of cash for our financing activities, compared to $163.5 million of cash provided during the six months ended June 30, 2007. This change was due primarily to net payments on borrowings of $58.1 million for the six months ended June 30, 2008 compared to $179.2 million of proceeds from borrowings for the six months ended June 30, 2007. This decrease was partially offset by the effects of a $7.7 million decrease in cash in securitization accounts for paydown of principal on debt for the six months ended June 30, 2008, compared to an $18.1 million increase for the six months ended June 30, 2007. A $6.9 million increase in distributions paid to stockholders also decreased cash.

CURRENT MARKET CONDITIONS

The debt and equity capital markets in the United States have been impacted significantly by the write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have had an impact on the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. Historically, MCG and other commercial finance companies have used the collateralized loan obligation, or CLO, market to finance some of their investment activities. Due to the current dislocation of the CLO market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector will have to access alternative debt markets in order to grow. The debt capital that will be available will most likely be at a higher cost, and terms and conditions may be less favorable. This has resulted and will continue to result in significant slowing of our origination activity. Furthermore, because the current market price of our stock is significantly below our net asset value, we do not believe it would be prudent to issue equity securities at this time.

In the event that the United States economy enters into an extended downturn or a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Our operating results have decreased significantly during the first half of fiscal 2008, in part because of the impact that the slowing of the economy and rising commodity prices have had had on our certain of our portfolio companies. There is no assurance that other companies in our portfolio will not be affected similarly by economic conditions, which could have a negative impact on our future results.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, our cash and cash equivalents totaled $17.0 million. As of June 30, 2008, we had borrowings of $693.0 million under various debt facilities, including $44.7 million of borrowings that mature within one year. As of August 6, 2008, we had borrowings of $664.0 million, of which $8.0 million matures within one year. As a business development company, or BDC, we are required to meet a coverage ratio of total net assets to total borrowings and other senior securities of at least 200%, which may affect our ability to incur additional debt. As of June 30, 2008, our ratio of total net assets to total borrowings and other senior securities was 210%. Based on our balances of total assets, total borrowings and other securities as of June 30, 2008 we would have been able to incur up to $67.3 million of additional borrowings pursuant to our asset coverage ratio requirements. As of August 6, 2008, the amount that we would be able to borrow pursuant to our asset coverage ratio requirements increased to approximately $100.0 million primarily because of our sale of JUPR (See Recent Developments).

In April 2008, we increased our commitment to fund up to $65 million in Solutions Capital I, a wholly owned SBIC subsidiary, which increased the potential borrowing capacity from $100.0 million to $130.0 million, subject to meeting SBA requirements, that can be used to provide debt and equity capital to qualifying small businesses. At the present time, $20.0 million has been approved by the SBA and the remainder is expected to become available to us subject to compliance with the SBA’s customary procedures. We may only use the borrowings from the

SBA to fund new originations. We may not use these funds for working capital or to fund originations in portfolio companies that currently are in our investment portfolio.

On May 1, 2008, SunTrust Bank provided the annual renewal of its liquidity facility that supports our $250.0 million Commercial Loan Funding Trust facility, as required annually. We entered into an agreement, effective May 30, 2008 for an unsecured revolving line of credit facility with a $70.0 million commitment, to replace, in part, a revolving unsecured credit facility that we repaid in May 2008. The new $70.0 million facility is scheduled to mature in May 2009.

As of June 30, 2008, our cash and cash equivalents totaled $17.0 million. As of June 30, 2008, we had borrowings of $693.0 million under various debt facilities, including $44.7 million of borrowings that mature within one year. As of August 6, 2008, we had borrowings of $664.0 million, of which $8.0 million matures in one year. As a business development company, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities of at least 200%, which may affect our ability to incur additional debt. As of June 30, 2008, our ratio of total assets to total borrowings and other senior securities was 210%. Based on our balances of total assets, total borrowings and other securities as of June 30, 2008, we would be able to incur up to $67.3 million of additional borrowings as a result of our asset coverage ratio constraints. Based on our balances of total assets, total borrowings and other securities as of August 6, 2008, we would be able to incur approximately $100.0 million of additional borrowings pursuant to our asset coverage ratio requirements.

As of June 30, 2008, we had $23.2 million outstanding under our 2006-2 warehouse facility with Merrill Lynch Capital Corporation. Previously, this facility, which we had intended to repay with a placement of debt in the CLO market, was scheduled to expire on February 29, 2008. Due to the severe dislocation that occurred in the CLO market, we determined that a CLO transaction was not possible in the near term. On February 12, 2008, we amended this facility to extend the maturity to August 31, 2008. Under the terms of the amendment, we were required to reduce the amount outstanding under this facility to not more than $82.5 million at April 21, 2008, not more than $55.0 million at May 31, 2008, and not more than $27.5 million outstanding at July 21, 2008, with the balance due on August 31, 2008. We met our repayment obligations under this facility by transferring the assets in this facility to other existing facilities. On August 4, 2008, we repaid all outstanding balances and terminated this warehouse credit facility.

Previously, we disclosed that we had term sheets with an existing lender for a new revolving warehouse facility and were in discussions with a new lender for a revolving warehouse facility. If these facilities had been consummated, they would have provided $350.0 million of additional borrowing capacity. In both instances, the banks were unable to complete the transactions due to worsening market conditions. We anticipate that asset originations for the remainder of 2008 will be minimal.

During April 2008, we completed a rights offering which resulted in the issuance of 9,500,000 shares of common stock and raised $57.7 million of capital.

As discussed in Recent Developments, we believe that the suspension of dividends for the remainder of fiscal 2008 will preserve approximately $40 million of capital relative to July 30, 2008 distribution levels. We anticipate that this capital will be reinvested in our business and provide enhanced liquidity. In addition, we expect that the previously discussed corporate restructuring will result in approximately $12.0 million to $14.0 million of savings through December 31, 2009. We believe that these actions, along with our existing capital resources, will provide us with sufficient liquidity for our operations for the foreseeable future.

BORROWINGS

The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, LP, a wholly owned subsidiary, as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended.

	Maturity Date	June 30, 2008			December 31, 2007
(dollars in thousands)		Potential Maximum Borrowing		Amount outstanding	Potential Maximum Borrowing	Amount outstanding
Unsecured Notes	October 2010	$50,000		$50,000	$50,000	$50,000
Unsecured Notes	October 2012	25,000		25,000	25,000	25,000
Commercial Loan Trust 2006-2(a)	August 2008	23,162	(a)	23,162	200,000	136,422

Commercial Loan Funding Trust Facility
Class A Variable Funding Certificate	November 2010(b)	218,750		166,113	218,750	113,213
Class B Variable Funding Certificate	November 2010(b)	31,250		24,300	31,250	8,300

Term Securitizations
Series 2006-1 Class A-1 Notes	April 2018	106,250		106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000		37,800	50,000	45,100
Series 2006-1 Class A-3 Notes	April 2018	85,000		85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750		58,750	58,750	58,750
Series 2006-1 Class C Notes	April 2018	45,000		45,000	45,000	45,000
Series 2006-1 Class D Notes	April 2018	47,500		47,500	47,500	47,500

Unsecured Revolving Line of Credit	May 2009	70,000		21,500	—	—

Revolving Unsecured Credit Facility	May 2008	—		—	100,000	30,500

SBIC (Maximum borrowing potential)(c)	(d)	130,000	(c)	2,600	100,000	—

Total borrowings		$940,662		$692,975	$1,117,500	$751,035

(a)

As of June 30, 2008, the facility amount for the Commercial Loan Trust 2006-2 was $200.0 million. However, under Amendment Number 2 to the Warehousing Agreement, we were required to reduce the outstanding balance to not more than $82.5 million, $55.0 million and $27.5 million at April 21, 2008, May 31, 2008 and July 21, 2008, respectively. The balance was due on August 31, 2008. We could not initiate new borrowings under the facility. Therefore, the facility amount shown above represents our outstanding borrowings under this facility as of June 30, 2008. This facility was repaid and terminated on August 4, 2008. See Recent Developments for additional details.

(b)	Renewable annually at lender’s discretion.
(c)

As of June 30, 2008, we have the potential to borrow up to $130.0 million of SBA guaranteed debentures under the SBIC program. The SBA has approved up to $20.0 million in borrowings. We have made the necessary capitalization commitments to the SBIC that would allow us to borrow an additional $110.0 million, if approved by the SBA. To realize the full $130.0 million potential borrowing under this program, we must fund a total of $65.0 million to the SBIC. We expect the remaining $110.0 million will be available to us upon approval by the SBA, subject to compliance with the SBA’s customary procedures; however, we cannot be certain that the SBA will grant this approval.

(d)

We may originate new borrowings through September 2012. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

Each facility or program has certain collateral requirements or other covenants that may limit the amounts that we can borrow. In addition, as a business development company, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities of at least 200%, which may affect our ability to incur additional debt. As of June 30, 2008, our ratio of total assets to total borrowings and other senior securities was 210%. Until we improve our asset coverage ratio to our desired target level of at least 235%, we intend to be very selective in our asset originations. Based on our balances of total assets, total borrowings and other securities as of June 30, 2008, we would only be able to incur up to $67.3 million of additional borrowings as a result of our asset coverage ratio constraints.

We fund all of our debt facilities, except the Unsecured Revolving Line of Credit, the Revolving Unsecured Credit Facility and the Unsecured Notes through our bankruptcy remote, special purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. Some of our debt facilities contain cross-default provisions, whereby a default under one of our debt facilities could constitute a default under other debt facilities. Additional information about these facilities is provided below.

Unsecured Notes. In October 2005, we issued $50.0 million of unsecured notes, at a fixed interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of unsecured notes at a fixed interest rate of 6.71% per annum. Both of these tranches are five-year, investment-grade notes that require semi-annual interest payments. We issued these notes through private placements with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent.

Commercial Loan Trust 2006-2. In May 2006, we established, through MCG Commercial Loan Trust 2006-2, a $200.0 million warehouse credit facility with Merrill Lynch Capital Corporation. The warehouse credit facility originally allowed MCG Commercial Loan Trust 2006-2 to acquire up to $250.0 million of commercial loans with borrowings of up to $200.0 million, subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility was secured primarily by the assets of MCG Commercial Loan Trust 2006-2, including commercial loans that we sold to the trust. Under the terms of the credit and warehouse agreement, the loans could be senior secured loans, second lien loans or unsecured loans, subject to certain limitations. We intended to repay this facility with proceeds from a placement of debt in the collateralized loan obligation, or CLO, market. However, due to the severe dislocation that occurred in the CLO market, a CLO transaction was not possible in the near-term.

On October 23, 2007, we entered into an amendment to extend the maturity date for this facility from November 30, 2007 through February 29, 2008. On February 12, 2008, this facility was amended to extend the maturity until August 31, 2008. Under the terms of the most recent amendment, we were required to reduce the balance outstanding under this facility to not more than $82.5 million, $55.0 million and $27.5 million outstanding at April 21, 2008, May 31, 2008 and July 21, 2008, respectively. The remaining balance was due on August 31, 2008. The amendment reduced the advance rate under the facility from 75% to 70% for non-senior loans, but remained at 75% for senior loans. In addition, the amendment increased the interest rate for advances from LIBOR plus 0.75% to LIBOR plus 1.5%. We paid a $250,000 modification fee in connection with this amendment. We repaid the remaining balance and terminated this facility on August 4, 2008. See Recent Developments for additional information about the termination of this facility.

MCG Commercial Loan Funding Trust. We established, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The warehouse financing facility, which operates like a revolving credit facility, is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. We must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. We funded this facility through two separate Variable Funding Certificates, or VFCs, including a $218.75 million Class A VFC and a $31.25 million Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral. Advances under the Class B VFC may be up to 10% of eligible collateral.

The warehouse facility matures in November 2010, with annual liquidity renewals. On May 1, 2008, SunTrust Bank provided its annual liquidity renewal of this facility. In connection with this renewal, interest rates for Class A and Class B advances increased to the commercial paper rate plus 1.50% and 2.50%, respectively. Previously, the Class A and Class B advances bore interest at the commercial paper rate plus 0.75% and 1.50%, respectively. The facility commitment fee increased to 0.30% from 0.20%. In addition, we paid a $750,000, or 0.30%, facility renewal fee.

MCG Commercial Loan Trust 2006-1. In April 2006, we completed a $500.0 million debt securitization through MCG Commercial Loan Trust 2006-1, a wholly owned subsidiary. The 2006-1 Trust issued $106.25 million of Class A-1 Notes, $50.0 million of Class A-2 Notes, $85.0 million of Class A-3 Notes, $58.75 million of Class B Notes, $45.0 million of Class C Notes, and $47.5 million of Class D Notes. The respective classes of notes bear interest at LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%.

All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $482.4 million as of June 30, 2008 that the trust purchased from us. We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a five-year revolving period. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full during April 2007. From time to time, the trust purchases additional commercial loans from us, primarily using the proceeds from the Class A-2 revolving notes.

The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Unsecured Revolving Line of Credit. In June 2008, we entered into an agreement, effective May 30, 2008 for a one-year unsecured revolving line of credit facility with a $70.0 million commitment. SunTrust Bank acts as the agent for this facility and SunTrust Robinson Humphrey, Inc. acted as arranger for this facility. SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.; Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million. Advances under this facility bear interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate is less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts. We use this facility for the origination of loans to and investments in primarily middle-market companies, repayment of indebtedness, working capital, and other general corporate purposes. The facility is scheduled to mature on May 29, 2009 and may be renewed at the lenders’ discretion.

Revolving Unsecured Credit Facility. On May 30, 2008, in conjunction with the consummation of our new unsecured revolving line of credit facility with SunTrust Bank, we repaid and terminated an earlier unsecured revolving credit facility established with HVB. Under that facility, we could borrow up to $130.0 million. Advances made under the HVB unsecured credit facility bore interest at LIBOR plus 2.00%, the prime rate plus 0.50%, or the Federal Funds rate plus 2.25%.

SBIC Facility. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has a license from the SBA to operate as an SBIC, under the Small Business Investment Act of 1958, as amended. The license allows Solutions Capital I, LP to borrow up to $130.0 million under the SBIC program, based on our current commitments. To-date, the SBA has approved $20 million and we expect the remainder will be available to Solutions Capital I, LP, subject to certain capital requirements and SBA approval. If approved, these funds can be used to provide debt and equity capital to qualifying small businesses. We may only use the borrowings from the SBA to fund new originations. In addition, we applied for exemptive relief from the SEC similar to relief granted to other business development companies. If approved, this exemptive relief would permit us to exclude debt issued by the SBA to Solutions Capital I, LP from our consolidated asset coverage ratio, which, in turn, will enable us to fund more investments with debt capital. We cannot be certain that we will receive exemptive relief from the SEC. The SBIC debt, once drawn, has an interim rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within six months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge, which taken together approximates 275 basis points as of June 2008. As of June 30, 2008, $2.6 million was outstanding under this facility at an interim fixed rate of 3.94%, which will reset and become fixed at the time of SBA pooling.

The following table shows our weighted average borrowings, the weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
(dollars in thousands)	2008	2007
Weighted-average borrowings	$725,566	$587,846
Average LIBOR	3.00%	5.35%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	1.80%	1.03%
Impact of amortization of deferred debt issuance costs	0.30%	0.27%

Total cost of funds	5.10%	6.65%

The 5.1% weighted-average cost of funds for the six months ended June 30, 2008 was 155 basis points less than the same period in 2007. This decrease resulted from a 235 basis point decrease in average LIBOR, partially offset by a 77 basis point increase in the average spread to LIBOR.

LIQUIDITY AND CAPITAL RESOURCES—COMMON STOCK

We are a closed-end investment company that has elected to be regulated as a business development company, under the 1940 Act. The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value of such stock, or NAV, unless its stockholders approve such a sale and our Board of Directors make certain determinations. On April 23, 2008, the stockholders approved a proposal that authorizes us for a twelve-month period to issue shares of our common stock, with the approval of the board of directors, shares of its common stock at a price below the then-current NAV. The approval expires on the earlier of April 23, 2009 or on the date of our 2009 Annual Meeting of Stockholders.

On March 28, 2008, we issued to our stockholders of record transferable rights to subscribe for up to 9.5 million shares of our common stock. Stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights offering expired on April 18, 2008. At the time of expiration, the rights offering, which was oversubscribed by 67%, resulted in the issuance of 9.5 million shares of our common stock. Net proceeds after payment of dealer-manager fees and before other offering-related expenses were $57.7 million and will be used for origination of loans to and investments in primarily middle-market companies, repayment of indebtedness, working capital, and other general corporate purposes. The subscription price for the rights offering was $6.36, or 88% of the volume-weighted average sales prices, or VWAP, of our common stock on the Nasdaq Global Select market during the five trading days ending on the expiration date. The VWAP was $7.23 per share of common stock.

In April 2008, our Board of Directors approved the issuance of 545,100 shares of restricted stock to our employees pursuant to the MCG Capital Corporation 2006 Employee Restricted Stock Plan. We will expense 395,100 of these restricted shares over four years. We will expense the remaining 150,000 shares over three years pursuant to an employment agreement.

In April 2008, we issued 15,000 shares of restricted stock to two non-employee directors, pursuant to the 2006 Non-employee Director Restricted Stock Plan, upon the stockholders’ vote for the renewal of term. Pursuant to the terms of the associated restricted stock agreements for these issuances, we will expense these shares over three years.

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

As of June 30, 2008, we had unused commitments to extend credit to our customers of $58.0 million, which are not reflected on our balance sheet. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of June 30, 2008, we had $7.4 million of guarantees and standby letters of credit.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of June 30, 2008:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(b)	$692,975	$44,663	$240,412	$25,000	$382,900
Future minimum rental obligations	10,145	2,200	4,441	3,489	15

Total contractual obligations	$703,120	$46,863	$244,853	$28,489	$382,915

(a)	Excludes the unused commitments to extend credit to our customers of $58.0 million as discussed above.
(b)

Borrowings under the MCG Commercial Loan Funding Trust Facility, the Commercial Loan Trust 2006-2 and the Unsecured Revolving Line of Credit are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities.

DISTRIBUTIONS

As a business development company that has elected to be treated as a RIC, we generally must: 1) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built-in gains that we recognize in order to deduct distributions made (or deemed made) to our stockholders; and 2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) in order to avoid an excise tax.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains.

Since December 2001, we have declared distributions of $11.78 per share. The following table summarizes our distributions declared since January 1, 2007:

Date Declared	Record Date	Payment Date	Amount
May 6, 2008	June 30, 2008	July 30, 2008	$0.27
February 22, 2008	March 12, 2008	April 29, 2008	0.44
October 25, 2007	November 21, 2007	January 30, 2008	0.44
July 26, 2007	August 23, 2007	October 30, 2007	0.44
April 17, 2007	May 24, 2007	July 30, 2007	0.44
February 15, 2007	March 15, 2007	April 27, 2007	0.44

We have met our estimated distribution requirements as a regulated investment company for 2008 and currently do not expect to make additional distributions during 2008. Currently, we expect to resume making distributions in 2009.

Each year, we mail statements on Form 1099-DIV to our stockholders, which identify the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. For the fiscal years ended December 31, 2006, 2005, 2004, and 2003 a portion of the distributions to our stockholders was deemed a return of capital. None of the distributions to stockholders during the fiscal year ended December 31, 2007 was deemed a return of capital. During the quarter ended June 30, 2008, we declared a dividend of $0.27 per share and paid a $0.44 dividend that had been declared in February 2008 for payment in April 2008. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of the distributions we paid during the six months ended June 30, 2008, 50.9%, or $0.45 per share, would be from ordinary income and 49.1%, or $0.43 per share, would represent a return of stockholder capital. However, we cannot provide stockholders with assurance that this ratio will represent the taxable attributes of stockholder distributions for fiscal year 2008.

The following table reconciles GAAP net income to taxable net income for the six months ended June 30, 2008 and the year ended December 31, 2007:

(in thousands)	Six months ended June 30, 2008	Year ended December 31, 2007
Net (loss) income	$(67,002)	$86,636
Net gain of subsidiary not consolidated for tax purposes	(758)	(12,186)
Net change in unrealized depreciation (appreciation) on investments not taxable until realized	101,221	34,637
Timing difference related to deductibility of long-term incentive compensation	1,302	4,207
Taxable interest income on non-accrual loans	5,909	17,040
Dividend income accrued for GAAP purposes that is not yet taxable	(14,678)	(49,390)
Distributions from taxable subsidiaries	786	24,395
Federal tax expense	144	1,864
Other, net	399	(1,051)

Taxable income before deductions for distributions	$27,323	$106,152

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

VALUATION OF INVESTMENTS

We determine the value of each investment in our portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is: (i) the market price for those securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. At June 30, 2008, over 95% of our total assets represented investments of which 99.8% are valued at fair value and 0.2% are valued at market value based on readily ascertainable public market quotes at June 30, 2008.

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

•

Majority-Owned Control Investments—Majority-owned control investments, which comprise 46.1% of our investment portfolio, represent equity and debt securities in which we own the majority of the portfolio company and generally control its board of directors. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority Owned Control Investments and Non-Control Investments—Non-majority owned control investments, which comprise 2.2% of our investment portfolio, represent debt and equity securities that we own 25% to 50% of the portfolio company’s equity. Non-control investments, which comprise 51.7% of our investment portfolio, represent affiliate and non-affiliate debt and equity securities for which we do not have a controlling interest. Quoted prices are not available for 98.0% of our non-control investments, which represents 50.7% of our investment portfolio. For our non-majority owned equity investments and our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-majority owned control debt investments and non-control debt investments, we estimate fair value using a yield approach based on the expected future cash flows discounted at the loans’ effective interest rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange, including broadly syndicated securities, at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. As of June 30, 2008, these securities represented approximately 1.0% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ value, including private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses consider key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional support for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that has a fair value in excess of $5.0 million. Of the $1,431.1 million current balance of our portfolio, during the past four quarters independent valuations or reviews were performed on 49 portfolio companies representing $1,219.6 million, or 85.2%, of the fair value of our total portfolio investments and $398.8 million, or 82.9%, of the fair value of our equity portfolio investments. We intend to continue to use independent valuation firms to provide additional support for our internal analyses each year. Our board of directors considers our valuations, as well the independent valuations and reviews in its determination of the fair value of our investments.

Recent Accounting Pronouncements

FAIR VALUE MEASUREMENTS

On February 12, 2008, FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, or FSP 157-2 was issued, which deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. We deferred the adoption of SFAS 157 for our nonfinancial assets and liabilities. We are assessing the potential impact that adoption of SFAS 157 for our nonfinancial assets and liabilities may have on our financial statements.

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. Among other requirements, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the first fiscal year that begins after November 15, 2008. Based upon our review, we have elected not to adopt SFAS 159 for financial liabilities that were in our portfolio as of June 30, 2008. However, we may elect to apply SFAS 159 to future financial liabilities. The impact on our financials from the potential application of SFAS 159 to a future liability depends upon the attributes of the specific financial liability.

TWO-CLASS METHOD OF PRESENTING EARNINGS PER SHARE

In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1, was issued. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with nonforfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. We are assessing the impact that the adoption of FSP EITF 03-06-1 will have on the presentation of our earnings per share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Changes in LIBOR, prime interest rates and commercial paper interest rates affect our net interest income. As of June 30, 2008, approximately 59.6% of the fair value of our loan portfolio bore interest at a spread to LIBOR or prime, and 40.4% of the fair value of our loan portfolio bore fixed rates. As of June 30, 2008, approximately 27.7% of our loan portfolio, at cost, had LIBOR floors between 1.5% to 3.0% on the LIBOR base index. These floors minimize our exposure to significant decreases in interest rates.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2008, we were not a party to any hedging arrangements.

The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at June 30, 2008 and December 31, 2007:

(in thousands)	June 30, 2008		December 31, 2007
	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$42,365	$—	$42,604	$—
Money Market Rate	1,957	—	3,197	—
Prime Rate	16,998	—	9,117	—
30-Day LIBOR	23,570	—	34,695	—
60-Day LIBOR	—	—	685	—
90-Day LIBOR	564,486	424,962	584,339	554,522
180-Day LIBOR	11,564	—	14,984	—
9 month LIBOR	—	—	—	—
Commercial Paper	—	190,413	—	121,513
Fixed Rate	396,601	77,600	397,855	75,000

Total	$1,057,541	$692,975	$1,087,476	$751,035

Based on our June 30, 2008 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income
(200)	$(8,245)	$(12,308)	$4,063
(100)	(4,423)	(6,154)	1,731
100	6,305	6,154	151
200	12,915	12,308	607
300	19,524	18,461	1,063

ITEM 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer, our Chief

Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful. If our appeal is not successful, we could be subject to up to $14.0 million of interest and penalties. If, in the future, our belief changes and we believe it is more likely than not that we will not prevail, we will accrue the estimated amounts due.

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Quarterly Report, including our financial statements and the related notes and the schedules and exhibits to this Quarterly Report.

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

The carrying value of investments in our portfolio determined in good faith by our board of directors may be materially different than the value if the securities were publicly traded.

In accordance with the 1940 Act, we carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our board of directors. Whenever possible, we value securities at market value. However, most securities in our portfolio are not publicly traded. As a result, we must use alternative valuation methodologies to estimate the fair value of most of our securities. Because of the inherent uncertainty associated with using alternative valuation methodologies, the resulting fair value estimates may be materially different from market value if these securities were publicly traded.

The current state of the economy and the capital markets increases the possibility of adverse effects on our financial position and results of operations. Further economic downturns or recessions could impair our portfolio companies’ financial position and operating results and disproportionately affect the industries in which we invest, which could, in turn, harm our operating results and reduce our volume of new investments.

During 2007 and 2008, the capital markets in the U.S. and abroad appear to have entered into an economic downturn and possible recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the debt capital markets. The longer this economic downturn persists, the greater the probability that these risks could have an adverse effect on our operations and financial results.

Many of the companies in which we have made or will make investments may be susceptible to economic downturns or recessions. An economic downturn or recession may affect the ability of a company to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. An economic downturn could also disproportionately impact the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic downturns or recessions could lead to financial losses in our portfolio and decreases in revenue, net income and assets.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investment originations and negatively impact our operating results.

Our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

Our portfolio consists primarily of debt and equity investments in privately owned middle-market businesses. Compared to larger publicly owned companies, these middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the management talents and efforts of an individual or a small group of persons. The loss of any of their key employees could affect their ability to compete effectively and harm their financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay their obligations to us, which may have an adverse affect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

Some of these companies cannot obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, loans made to these types of companies pose a higher default risk, than loans made to companies who have access to traditional credit sources.

Generally, little, if any, public information is available about such companies. Therefore, we must rely on our employees’ diligence to obtain the information needed to make well-informed investment decisions. If we do not uncover material information about these companies, we may not make a fully informed investment decision, which could, in turn cause us to lose money on our investments.

Our financial position and results of operations could be affected adversely if a significant portion of our portfolio is invested in industries that experience adverse economic or business conditions.

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. As of June 30, 2008, our investments in communications companies represented 18.7% of the fair value of our portfolio. Of the 18.7% investment, 16.3% represented investments in CLECs and 2.4% represented investments in other communications companies. If an industry in which we have a significant investment, suffers from adverse business or economic conditions, a significant portion of our investment portfolio could be affected adversely.

Our financial results could be affected negatively if Broadview Networks Holdings, Inc. fails to perform as expected.

Broadview, a CLEC serving primarily business customers, is our largest portfolio investment. As of June 30, 2008, we held preferred stock in Broadview with a $193.5 million fair value. As of June 30, 2008 and December 31, 2007, our investment in Broadview represented 13.5% and 12.3%, respectively, of the fair value of our investment portfolio. Our investment in Broadview’s preferred stock entitles us to a $283.1 million liquidation preference, prior to any distributions to the holders of Broadview common stock. We are also entitled to dividends on our preferred stock investment that accumulate and compound quarterly at an annual rate of 12% on $283.1 million. These dividends are not payable in cash on a current basis. We do not include accrued dividends in our taxable income until they are declared and paid. During the three months ended March 31, 2008, Broadview accounted for $8.0 million of our revenue. We did not recognize any dividend income from Broadview during the quarter ended June 30, 2008.

In November 2007, Broadview filed a registration statement on Form S-1 to register shares for an initial public offering, or IPO, of equity securities. If this IPO is successful, we would be required to convert our yielding preferred stock, which represents a 46.6% ownership interest, which we would only be able to sell if registered under the Securities Act of 1933 or in limited amounts pursuant to an exemption from registration.

Our ability to recognize income from our preferred stock investment in Broadview in future periods will be dependent on the performance and value of Broadview. Broadview continues to perform in accordance with our expectations. However, we currently do not expect to accrue any further dividends on our Broadview investment.

Any unrealized losses that we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we must carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under the direction of our board of directors. We record decreases in the fair value of our investments as unrealized depreciation. Any unrealized losses in our investment portfolio could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

A general disruption in the capital markets could materially damage our business.

We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to provide liquidity to meet our liability maturities. Our borrowings under our credit facility are collateralized by the assets in our investment portfolio. A general disruption in the credit markets could result in decreased demand for our securities. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a business development company and materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on our credit facilities. These situations may arise due to circumstances that we may be unable to control, such as a general disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on our income and our income available for distribution would be reduced significantly or eliminated.

We have elected to be taxed for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, as well as if we continue to qualify as a business development company, we will qualify to be a RIC and will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a RIC. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, or to satisfy applicable distribution requirements, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our annual taxable income, we generally will be required to pay an excise tax on amounts carried over and distributed to stockholders in the next year equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such income for the current year. We have met our estimated distribution requirements as RIC for 2008 and do not expect to make additional distributions to our stockholders during 2008.

Because we intend to distribute substantially all of our income to our stockholders, we will continue to need additional capital to finance our growth. If additional capital is unavailable or not available on favorable terms, our ability to grow will be impaired.

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

On April 23, 2008, our stockholders approved a proposal that allows us, with the approval of our Board of Directors, to sell shares of our common stock at a price below our then-current NAV per share. The approval expires on the earlier of April 23, 2009 or the date of our 2009 Annual Meeting of Stockholders. The issuance of common stock at a price below our then-current net asset value would reduce the NAV for the then-current stockholders. If we cannot obtain additional funds because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, our NAV could decrease and our level of distributions and liquidity could be affected adversely.

We have substantial indebtedness and servicing our indebtedness could reduce funds available to grow our business or make new investments.

As of June 30, 2008, we had $693.0 million of outstanding borrowings under our debt facilities. As of June 30, 2008, the weighted-average annual interest rate on all of our outstanding borrowings was 4.4%, excluding the amortization of deferred debt issuance costs. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our June 30, 2008 total assets of at least 2.0%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was $188.0 million as of June 30, 2008.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. At June 30, 2008, this ratio was 210%.

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

As of August 6, 2008, we had $664.0 million of borrowings, of which $8.0 million will mature within one year. On May 1, 2008, SunTrust Bank provided the annual renewal of its liquidity facility that supports our $250.0 million Commercial Loan Funding Trust facility, as required annually. In June 2008, we entered into an agreement, effective May 30, 2008 for an unsecured revolving line of credit facility with a $70.0 million commitment, to replace, in part, a revolving unsecured credit facility that we repaid in May 2008. The new $70.0 million facility is scheduled to mature in May 2009.

We cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. If we are unable to renew or replace such facilities and consummate new facilities, at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under such facilities and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. If we are unable to repay amounts outstanding under any of our facilities these facilities and are declared in default or are unable to renew or refinance these facilities, we would not be able to operate our business in the normal course.

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control the entity, and management of the portfolio company may make decisions that could decrease the value of our portfolio holdings.

We make both debt and minority equity investments. For these investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of that company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings and have an adverse effect on our performance.

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

You may not receive future distributions.

On August 6, 2008, we announced that we have met our estimated distribution requirements for 2008 and do not expect to make additional distributions during 2008. Currently, we expect to resume making distributions in 2009. However, we may not be able to achieve operating results or our business may not perform in a manner that will allow us to resume making distributions in 2009 or thereafter. In addition, we may not be able to make distributions at a specific level or to increase the amount of these distributions from time to time. Due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure you that you will receive any distributions or distributions at a particular level.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax regulations, we include in taxable income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in taxable income in advance of receiving cash payment. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain tax benefits as a RIC.

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

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally have no effect on the existing fixed rate loans in our portfolio. In addition, a significant decrease in interest rates could reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 59.6% of the loans in our portfolio, based on amounts outstanding at fair value as of June 30, 2008, were at variable rates based on a benchmark LIBOR or prime rate and approximately 40.4% were at fixed rates.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV unless our stockholders approve such a sale and our Board of Directors make certain determinations. On April 23, 2008, our stockholders approved a proposal that allows us, with the approval of our Board of Directors, to sell shares of our common stock at a price below our then-current NAV per share. The approval expires on the earlier of April 23, 2009 or the date of our 2009 Annual Meeting of Stockholders. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution.

Any change in the regulation of our business could have a negative effect on the profitability of our operations.

Changes in the laws, regulations or interpretations of the laws and regulations that govern business development companies, RICs, SBICs or non-depository commercial lenders could have a significant effect on our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we might have to restrict our operations.

One of our wholly owned subsidiaries is licensed by the SBA, and as a result, we will be subject to SBA regulations.

Our wholly owned subsidiary, Solutions Capital I, LP, is licensed to operate as an SBIC and is regulated by the SBA. The SBA regulations require that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations. If Solutions Capital I, LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit the Solutions Capital I, LP’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Solutions Capital I, LP from making new investments. The SBA also imposes a limit on the maximum amount that may be borrowed by any single SBIC. The SBA prohibits, without prior SBA approval, a “change of control” of a SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC.

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

As previously reported, the independent members of our Board of Directors, or the Independent Committee, reviewed the timeliness of certain loan payments and tax withholding reimbursements involving six of our current and former executive officers and have reported these matters to the SEC Staff.

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

The Independent Committee has reported these matters to the SEC Staff and has also reported the results of the review to date to the SEC Staff. The Independent Committee’s review concluded that certain violations of our code of business conduct and ethics did occur. However, the Independent Committee did not reach a conclusion regarding Section 402 of Sarbanes-Oxley. The Independent Committee believes that it has fully cooperated with the SEC Staff, including any additional requests of information by the SEC Staff and will continue to do so. The SEC Staff may also require further information in the future, the nature and scope of which cannot be determined at this time.

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

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

The stock market in general and the market prices for securities of financial services companies and business development companies in particular have experienced extreme volatility that often have been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investors’ general perception of our company, the economy and general market conditions;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	significant transactions or capital commitments by us or our competitors;

•	significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls or short trading positions;

•	changes in laws or regulatory policies or tax guidelines with respect to business development companies or RICs;

•	the loss of a major funding source; or

•	departures of key personnel.

If any of these factors causes an adverse effect on our business, results of operations or financial condition, the price of our common stock could fall and investors may not be able to sell their common stock at or above their respective purchase prices.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 2008, we held our Annual Meeting of Stockholders. There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 51,563,156 shares of common stock. The following matters were submitted to the stockholders for consideration:

1.	To elect four Class I directors who will serve for three years, or until their successors are elected and qualified;

2.	To ratify the selection of Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2008;

3.	To approve a proposal to authorize flexibility for us, with approval of our Board of Directors, to sell shares of our common stock at a price below our then-current net asset value per share;

4.	To approve an amendment to our 2006 Employee Restricted Stock Plan; and

5.	To approve an amendment to our 2006 Non-Employee Director Restricted Stock Plan.

The results of the shares voted with regard to each of these matters are as follows:

1.	ELECTION OF CLASS I DIRECTORS:

	For	Withheld
Robert J. Merrick	49,946,428	1,616,728
B. Hagen Saville	49,940,046	1,623,110
Wallace B. Millner, III	49,895,713	1,667,443
Richard W. Neu	49,808,530	1,753,626

Continuing directors whose terms did not expire at the annual meeting were as follows: Jeffrey M. Bucher, A. Hugh Ewing, III and Kenneth J. O’Keefe are currently serving as Class II directors and Edward S. Civera, Kim D. Kelly and Steven F. Tunney are currently serving as Class III directors.

2.	RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:

For	Against	Abstain
50,677,808	764,723	120,625

3.	APPROVAL TO SELL SHARES OF COMMON STOCK BELOW NET ASSET VALUE PER SHARE

For	Against	Abstain	Broker Non- Vote
34,938,919	4,713,950	683,347	11,226,940

4.	APPROVAL FOR AMENDMENT TO OUR 2006 EMPLOYEE RESTRICTED STOCK PLAN

For	Against	Abstain	Broker Non- Vote
37,134,439	2,746,096	455,681	11,226,940

5.	APPROVAL FOR AMENDMENT TO OUR 2006 NON-EMPLOYEE RESTRICTED STOCK PLAN

For	Against	Abstain	Broker Non- Vote
37,053,221	2,830,758	452,238	11,226,939

ITEM 5.	OTHER INFORMATION

CORPORATE RESTRUCTURING

We are restructuring our business in response to changes in the capital markets. On August 6, 2008, our board of directors approved a plan to reduce our workforce by 27%, including 19 current employees and 9 vacancies. After effecting the plan, our headcount is 74 employees. The workforce reduction focuses primarily on sizing the organization at a level appropriate for our expected near-term objectives. Affected employees are eligible for a severance package that includes severance pay, continuation of benefits and, for employees who have been awarded restricted stock, additional lapsing of restrictions associated with restricted stock awards.

We estimate that the aggregate charges associated with the plan will be approximately $1.25 million to $2.25 million, most of which will be incurred during the remainder of fiscal 2008. We expect these charges to consist of approximately $1.0 million for severance pay and other related obligations and a range of approximately $0.25 million to $1.25 million for lease costs and associated obligations related to our office space and other miscellaneous costs. We will account for these costs in accordance with SFAS 146— Accounting for Costs Associated with Exit or Disposal Activities. We expect these actions, when combined with the elimination of bonus compensation for all but one of our named executive officers, a reduction in incentive compensation for the balance of the staff and other planned reductions in our general and administrative expense, will result in approximately $12.0 million to $14.0 million of savings through December 31, 2009. We expect to complete the restructuring by December 31, 2008.

REPAYMENT AND TERMINATION OF COMMERCIAL LOAN TRUST 2006-2

On August 4, 2008, we repaid all outstanding balances and terminated our warehouse credit facility with Merrill Lynch Capital Corporation. The original May 2, 2006, warehouse credit facility allowed MCG Commercial Loan Trust 2006-2 to acquire up to $250.0 million of commercial loans with borrowings of up to $200.0 million. On October 23, 2007, we entered into an amendment to extend the maturity date for this facility from November 30, 2007 through February 29, 2008. We intended to repay this facility with proceeds from a placement of debt in the collateralized loan obligation, or CLO, market. However, due to the severe dislocation that occurred in the CLO market, a CLO transaction was not possible in the near-term. On February 12, 2008, this facility was amended to extend the maturity until August 31, 2008. Under the terms of the most recent amendment, we were required to reduce the balance outstanding under this facility to not more than $82.5 million, $55.0 million and $27.5 million outstanding at April 21, 2008, May 31, 2008 and July 21, 2008, respectively. The remaining balance was due on August 31, 2008. The warehouse credit facility was secured primarily by the assets of MCG Commercial Loan Trust 2006-2, including commercial loans that we sold to the trust. As of June 30, 2008, $23.2 million was outstanding under the facility and as of August 4, 2008 this facility was repaid in full. We did not pay any penalties associated with the early repayment and termination of this agreement.

2008 RETENTION PROGRAM

On August 6, 2008, our board of directors approved the MCG Capital Corporation Retention Program, or the Retention Program, for the benefit of our employees, including one of our named executive officers. We designed the Retention Program to provide eligible employees with certain incentives related to their past service and continuing employment with MCG. The Retention Program consists of an aggregate of $3.35 million in cash and up to 735,000 shares of restricted common stock.

Under the Retention Program, we will award a cash bonus to eligible employees, representing a specified percentage of each eligible employee’s respective annual cash bonus target for the fiscal year ending December 31, 2008. We will pay the incentive bonus to eligible employees in three substantially equal installments each on March 31, 2009, June 30, 2009 and September 30, 2009, subject to continued employment with MCG. Certain employees may also receive shares of restricted common stock under the MCG Capital Corporation 2006 Employee Restricted Stock Plan, as amended. The forfeiture provisions with respect to 100% of the shares of restricted common stock subject to each retention stock award will lapse on March 31, 2011.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
10.1	Revolving Credit Agreement dated as of May 30, 2008, among MCG Capital Corporation, Suntrust Bank, Chevy Chase Bank, F.S.B., Sovereign Bank and BMO Capital Markets, Inc. and Suntrust Robinson Humphrey, Inc. (filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 5, 2008 (File No. 0-33377) and incorporated herein by reference).

10.2++	Credit and Warehouse Termination Agreement, dated as of August 4, 2008, among Merrill Lynch Capital Corporation, MCG Commercial Loan Trust 2006-2 and MCG Capital Corporation.

10.3++▲	MCG Capital Corporation 2008 Retention Program, dated August 6, 2008.

15++	Letter regarding Unaudited Interim Financial Information.

31.1++	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2++	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.3++	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Chief Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed Herewith
**	Furnished Herewith
▲	Indicates management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCG Capital Corporation

Date: August 7, 2008	By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney
Chief Executive Officer

Date: August 7, 2008	By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell
Chief Financial Officer

Date: August 7, 2008	By:	/s/ STEPHEN J. BACICA
Stephen J. Bacica
Chief Accounting Officer