Form 10-Q
period 2008-09-30
MCG CAPITAL CORP
filed 2008-10-31
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 28, 2008, there were 76,116,769 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$19,281	$23,297
Cash, securitization accounts	41,083	37,003
Cash, restricted	1,351	4,010
Investments at fair value
Non-affiliate investments (cost of $617,751 and $675,077, respectively)	624,768	706,819
Affiliate investments (cost of $56,577 and $70,516, respectively)	68,498	77,601
Control investments (cost of $813,207 and $818,808, respectively)	603,203	760,670

Total investments (cost of $1,487,535 and $1,564,401, respectively)	1,296,469	1,545,090
Interest receivable	7,966	11,272
Other assets	19,904	16,909

Total assets	$1,386,054	$1,637,581

Liabilities
Borrowings (maturing within one year of $19,500 and $166,922, respectively)	$652,968	$751,035
Interest payable	5,888	6,599
Dividends payable	—	28,858
Other liabilities	12,519	16,400

Total liabilities	671,375	802,892

Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on September 30, 2008 and December 31, 2007, 76,117 issued and outstanding on September 30, 2008 and 65,587 issued and outstanding on December 31, 2007	761	656
Paid-in capital	995,859	933,274
Undistributed (distributions in excess of) earnings
Paid-in capital	(84,070)	(84,070)
Other	(6,674)	4,704
Net unrealized depreciation on investments	(191,066)	(19,311)
Stockholder loans	(131)	(564)

Total stockholders’ equity	714,679	834,689

Total liabilities and stockholders’ equity	$1,386,054	$1,637,581

Net asset value per common share at end of period	$9.39	$12.73

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$18,198	$20,379	$55,652	$58,684
Affiliate investments (5% to 25% owned)	1,656	3,447	5,205	10,993
Control investments (more than 25% owned)	10,529	21,303	42,065	59,510

Total interest and dividend income	30,383	45,129	102,922	129,187

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	466	1,145	1,399	3,459
Affiliate investments (5% to 25% owned)	—	57	—	107
Control investments (more than 25% owned)	447	751	1,071	4,659

Total advisory fees and other income	913	1,953	2,470	8,225

Total revenue	31,296	47,082	105,392	137,412

Operating expenses
Interest expense	7,991	11,888	26,706	31,535
Employee compensation
Salaries and benefits	4,081	6,186	13,673	18,052
Amortization of employee restricted stock awards	1,802	2,120	5,406	7,126

Total employee compensation	5,883	8,306	19,079	25,178
General and administrative expense	4,408	2,640	12,377	7,911

Total operating expenses	18,282	22,834	58,162	64,624

Net operating income before net investment (losses) gains and income tax provision	13,014	24,248	47,230	72,788

Net realized (losses) gains on investments
Non-affiliate investments (less than 5% owned)	5,359	2,567	5,484	8,508
Affiliate investments (5% to 25% owned)	1	—	(61)	—
Control investments (more than 25% owned)	(14,823)	673	(14,551)	7,564

Total net realized (losses) gains on investments	(9,463)	3,240	(9,128)	16,072

Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	(12,790)	4,253	(24,871)	615
Affiliate investments (5% to 25% owned)	4,214	6,458	4,836	8,709
Control investments (more than 25% owned)	(61,685)	(11,746)	(151,447)	(3,798)

Total net unrealized (depreciation) appreciation on investments	(70,261)	(1,035)	(171,482)	5,526

Net investment (losses) gains before income tax provision	(79,724)	2,205	(180,610)	21,598
Income tax provision	236	3,434	568	2,867

Net (loss) income	$(66,946)	$23,019	$(133,948)	$91,519

(Loss) earnings per basic and diluted common share(a)	$(0.90)	$0.35	$(1.87)	$1.44

Cash distributions declared per common share	$—	$0.44	$0.71	$1.32

Weighted-average common shares outstanding(a)
Basic	74,296	65,537	71,526	63,378
Diluted	74,296	65,556	71,526	63,381

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

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Nine months ended September 30,
(in thousands, except per share amounts)	2008	2007
(Decrease) increase in net assets from operations
Net operating income before investment (losses) gains and income tax provision	$47,230	$72,788
Net realized (losses) gains on investments	(9,128)	16,072
Net unrealized (depreciation) appreciation on investments	(171,482)	5,526
Income tax provision	(568)	(2,867)

Net (loss) income	(133,948)	91,519

Distributions to stockholders
Distributions declared	(49,185)	(80,978)

Net decrease in net assets resulting from stockholder distributions	(49,185)	(80,978)

Capital share transactions
Issuance of common stock	57,107	95,246
Amortization of employee restricted stock awards accounted for as employee compensation	5,406	7,126
Amortization of employee restricted stock awards accounted for as restructuring expense	88	—
Amortization of non-employee director restricted stock awards	194	108
Cancellation of common stock held as collateral for stockholder loans	(105)	—

Stockholder loans
Unrealized depreciation and realized loss on stockholder loans	328	—
Repayment of stockholder loans	105	151

Net increase in net assets resulting from capital share transactions	63,123	102,631

Total (decrease) increase in net assets	(120,010)	113,172

Net assets
Beginning of period	834,689	753,137

End of period	$714,679	$866,309

Net asset value per common share at end of period	$9.39	$13.22
Common shares outstanding at end of period	76,117	65,541

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2008	2007
Cash flows from operating activities
Net (loss) income	$(133,948)	$91,519

Adjustments to reconcile net income to net cash provided by operating activities
Investments in portfolio companies	(70,817)	(457,832)
Principal collections related to investment repayments or sales	164,574	246,605
Increase in accrued payment-in-kind interest and dividends	(19,895)	(34,870)
Increase in interest receivable	(861)	(4,629)
Amortization of non-employee director restricted stock awards	194	108
Amortization of employee restricted stock awards	5,494	7,126
Decrease (increase) in cash—securitization accounts from interest collections	64	(771)
Depreciation and amortization	2,755	1,340
Unrealized depreciation and realized loss on stockholder loans	328	—
(Increase) decrease in other assets	(1,635)	6,384
(Decrease) increase in other liabilities	(4,232)	6,060
Net realized losses (gains) on investments	9,128	(16,072)
Net change in unrealized depreciation (appreciation) on investments	171,482	(5,526)

Net cash provided by (used in) operating activities	122,631	(160,558)

Cash flows from financing activities
Net (payments) proceeds on borrowings	(98,067)	137,897
Increase in cash—securitization accounts for paydown of principal on debt	(4,144)	(3,623)
Payment of financing costs	(3,413)	(533)
Distributions paid	(78,130)	(78,318)
Issuance of common stock, net of costs	57,107	95,246
Cancellation of common stock held as collateral for stockholder loans	(105)	—
Repayment of stockholder loans	105	151

Net cash (used in) provided by financing activities	(126,647)	150,820

Decrease in cash and cash equivalents	(4,016)	(9,738)

Cash and cash equivalents
Beginning balance	23,297	21,691

Ending balance	$19,281	$11,953

Supplemental disclosure of cash flow information
Interest paid	$25,687	$28,184
Income taxes paid	1,105	1,029

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Control Investments: Majority-owned (5):

Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14-12/14)(1)	$13,554	$13,441	$13,441
		Preferred Units (10.0%, 17,100 units)(1)		18,520	24,648
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.(6)	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	74,008
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	71,293
		Class A Common Stock (4,698,987 shares)		—	—

Cleartel Communications, Inc.(2) (6)	Communications- CLEC	Subordinated Debt (12.0%, Due 10/08-3/11)	39,184	34,547	—
		Series B Preferred Stock (8.0%, 57,862 shares)		50,612	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($5,000)

Coastal Sunbelt, LLC(2)	Food Services	Senior Debt (7.3%, Due 1/12)(1)	15,290	15,160	15,160
		Subordinated Debt (14.8%, Due 1/13)(1)	15,341	15,226	15,226
		Preferred LLC Interest (12.0%, 123,250 units)		14,203	15,266
		Warrants to purchase Class B Common Stock		—	—

GMC Television Broadcasting, LLC(2)(6)	Broadcasting	Senior Debt (8.0%, Due 4/12-6/12)(1)	22,492	22,258	22,258
		Subordinated Debt (14.0%, Due 6/13)(1)	8,000	7,648	5,366
		Class B Voting Units (8.0%, 86,700 units)		9,071	—

Intran Media, LLC	Other Media	Senior Debt (7.5%, Due 12/11)(1)	12,200	12,110	12,110
		Preferred Units (10.0%, 86,000 units)		9,095	1,417

JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	26,179	25,980	25,980
		Preferred Units (10.0%, 133,204 units)		18,471	16,584

Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (15.0%, Due 3/13) (1)	32,279	32,012	32,012
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	884

LMS Intellibound Investors, LLC(2)	Logistics	Senior Debt (7.5%, Due 8/12)(1)	11,356	11,244	11,244
		Subordinated Debt (15.0%, Due 11/12)(1)	17,000	16,874	16,874
		Preferred Units (12.0%, 19,650 units)		23,114	36,359
		Warrants to purchase Class B Common Stock		—	—

MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		3	28

Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.1%, Due 3/12)(1)	16,100	15,984	15,984
		Preferred LLC Interest (10.0%, 120,000 units)		13,324	11,248
		Standby Letter of Credit ($117)

RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (7.3%, Due 12/10) (1)	8,500	8,465	8,465
		Subordinated Debt (15.0%, Due 12/11)(1)	9,762	9,714	9,714
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	3,507

Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13)(1)	17,941	17,821	17,821
		Preferred LLC Units (8.0%, 125,400 units)		14,684	29,294

TNR Holding Corp.(2) (6) (12)	Entertainment	Senior Debt (12.0%, Due 7/13)	2,000	1,708	1,708
		Series A Preferred Stock (8.0%, 43,264 shares)		28,770	38,072
		Legacy Series A Preferred Stock (12.5%, 585,939 shares)		15,000	—
		Legacy Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 7/18)		—	—
		Warrants to purchase Legacy Common Stock (expire 9/17)		—	—

Total Sleep Holdings, Inc.(2) (9)	Healthcare	Subordinated Debt (15.0%, Due 9/11)	31,361	28,501	28,501
		Unsecured Note (0.0%, Due 6/11)	375	323	323
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	1,277
		Common Stock (2,592,920 shares)		1,000	—

Working Mother Media, Inc.(6)	Publishing	Guaranty ($990)		—	—

Total Control Investments: Majority-owned (represents 44.4% of total investments at fair value)				775,417	576,072

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Control Investments: Non-majority owned(4):

Crystal Media Network, LLC(6)(7)	Broadcasting	LLC Interest		$2,447	$2,516

National Product Services, Inc. (2)	Business Services	Senior Debt (11.2%, Due 6/09)	$13,700	9,378	13,364
		Subordinated Debt (16.0%, Due 6/09)	15,373	12,305	1,089
		Common Stock (995,428 shares)		—	—

PremierGarage Holdings, LLC(2)	Home Furnishings	Senior Debt (9.7%, Due 6/10-12/10)(1)	8,782	8,689	8,681
		Preferred LLC Units (8.0%, 445 units)		4,971	1,481
		Common LLC Units (356 units)		—	—

Total Control Investments: Non-majority-owned (represents 2.1% of total investments at fair value)				37,790	27,131

Total Control Investments: (represents 46.5% of total investments at fair value)				813,207	603,203

Affiliate Investments(3):

Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.1%, Due 10/11)(1)	6,195	5,996	5,996
		Subordinated Debt (16.0%, Due 4/12)(1)	4,872	4,732	4,395
		Series A Preferred Stock (20.0%, 49 shares)		306	181
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—

Cherry Hill Holdings, Inc.(2)	Entertainment	Senior Debt (10.5%, Due 8/11) (1)	10,634	10,561	10,561
		Series A Preferred Stock (10.0%, 750 shares)		907	907

Stratford School Holdings, Inc.(2)	Education	Senior Debt (8.6%, Due 7/11-9/11)(1)	3,700	3,625	3,625
		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,680	6,680
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		90	11,199
		Warrants to purchase Common Stock (expire 5/15) (1)		67	3,506

Sunshine Media Delaware, LLC(2) (6)	Publishing	Common Stock (145 shares)		581	101
		Class A LLC Interest (8.0%, 563,808 units)		564	98
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—

Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (8.8%, Due 12/12)(1)	17,806	17,701	17,430
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

XFone, Inc.(6)	Communications-Other	Common Stock (837,556 shares)		2,395	2,319
		Warrants to purchase Common Stock (expire 3/11)		—	—

Total Affiliate Investments (represents 5.3% of total investments at fair value)				56,577	68,498

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):

Active Brands International, lnc.(2)	Consumer Products	Senior Debt (8.4%, Due 6/12)(1)	$19,550	$19,430	$19,430
		Subordinated Debt (15.0%, Due 9/12)(1)	13,370	13,134	13,008
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—

Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (9.3%, Due 12/12)(1)	7,355	7,315	7,315
		Subordinated Debt (10.7%, Due 12/12)(1)	2,309	2,244	2,242
		Warrants to purchase Common Stock (expire 11/15)		—	68

Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (10.2%, Due 3/10)(1)	3,804	3,791	3,791

B & H Education, Inc.(2)	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,448	2,000

BLI Holdings, Inc.(2)	Drugs	Subordinated Debt (16.6%, Due 9/08)(1)	10,331	10,222	10,222

CEI Holdings Inc.	Cosmetics	Senior Debt (4.9%, Due 3/14)(1)	3,928	3,938	2,642

Cervalis LLC	Business Services	Senior Debt (7.9%, Due 3/12)(1)	17,625	17,512	17,330

Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,108	2,094	2,094
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,439	2,892
		Warrants to purchase Class B Common Stock		—	—

Construction Trailer Specialist, Inc.(2)	Auto Parts	Senior Debt (8.2%, Due 7/12)(1)	3,327	3,271	3,271
		Subordinated Debt (15.0%, Due 1/13)(1)	5,053	5,014	5,005

Country Road Communications LLC(2)	Communications-Other	Subordinated Debt (11.5%, Due 7/13)(1)	13,000	12,930	12,696

Crescent Publishing Company, LLC(2)	Newspaper	Senior Debt (16.0%, Due 12/08)(1)	846	791	791

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (9.8%, Due 12/13)(1)	20,000	19,851	18,354

CWP/RMK Acquisition Corp. (2)	Home Furnishings	Senior Debt (8.3%, Due 6/11)(1)	6,267	6,228	5,647
		Subordinated Debt (12.8%, Due 12/12)(1)	11,929	11,015	3,549
		Common Stock (500 shares)		500	—

Cyrus Networks, LLC	Business Services	Senior Debt (6.5%, Due 7/13)(1)	4,814	4,777	4,560
		Subordinated Debt (9.8%, Due 1/14)(1)	5,355	5,345	4,941

Dayton Parts Holdings, LLC(2)	Auto Parts	Subordinated Debt (8.1%, Due 6/11)(1)	21,500	21,367	20,490
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		408	410

Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (9.3%, Due 5/12)(1)	3,784	3,728	3,728
		Subordinated Debt (14.5%, Due 6/12)(1)	5,058	5,030	5,030

Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (9.8%, Due 9/10)(1)	4,640	4,595	4,595
		Subordinated Debt (16.0%, Due 3/11)(1)	9,154	9,115	9,115

Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (13.3%, Due 12/12)(1)	3,081	3,059	1,134

G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (10.3%, Due 5/14)(1)	17,500	16,885	15,846
		Series A Preferred Shares (14.0%, 5,000,000 shares)		5,612	5,612
		Class C Shares (621,907 shares)		529	363

Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (8.0%, Due 4/19)	—	3,647	1,811

GoldenSource Holdings Inc.(6)	Technology	Warrants to purchase Class A Common Stock (expire 10/08)		—	—

GSDM Holdings, LLC(2)	Healthcare	Senior Debt (8.0%, Due 2/13)(1)	9,000	8,899	8,899
		Subordinated Debt (14.0%, Due 8/13)	7,769	7,725	7,711
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	5,010

Home Interiors & Gifts, Inc. (6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)	4,141	3,991	908

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		7,338	7,338
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		422	29,774

Jupitermedia Corporation(6)	Information Services	Common Stock (148,373 shares)		2,115	172

Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (12.1%, Due 8/13)(1)	2,328	2,313	1,387

Marietta Intermediate Holding Corporation(6)	Cosmetics	Subordinated Debt (12.0%, Due 12/11)(1)	2,195	2,028	279

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2008 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (13.5%, Due 4/14)(1)	$12,548	$12,441	$12,167
		Preferred Units (10.0%, 1,250,000 units)		1,358	1,358
		Class A Common Units (1,250,000 units)		—	—

MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13) (1)	31,233	31,056	31,056
		Class A LLC Interest (4,712,042 units)		3,000	7,914

Metropolitan Telecommunications Holding Company(2)	Communications-CLEC	Senior Debt (10.9%, Due 6/10-9/10) (1)	15,795	15,611	15,611
		Subordinated Debt (14.8%, Due 12/10)(1)	10,929	10,836	10,836
		Warrants to purchase Common Stock (expire 9/13)		1,843	10,613

Miles Media Group, LLC(2)	Publishing	Senior Debt (12.0%, Due 6/13) (1)	18,243	17,870	17,870

NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,921	19,675	19,675
		Subordinated Debt (15.0%, Due 9/14)(1)	21,016	20,939	20,939
		Series A Preferred Units (516,691 units)		718	718
		Class A Common LLC Interest (1,000,000 units)		333	1,251

New Century Companies, Inc.(6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—

New England Precision Grinding Holdings, LLC	Industrial Products	Senior Debt (9.5%, Due 10/13)(1)	26,000	25,765	25,765
		Common Units (1,000,000 units)		1,000	1,010

PartMiner, Inc.(2)	Information Services	Senior Debt (9.3%, Due 6/09)(1)	854	842	842

Philadelphia Newspapers, LLC(6)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)	5,082	5,070	842

Powercom Corporation(2)	Communications-CLEC	Senior Debt (11.5%, Due 2/10)	1,428	1,428	1,361
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—

Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (9.5%, Due 12/10-5/11)(1)	17,449	17,375	17,375
		Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,902	17,876
		Preferred LLC Interest (1,000,000 units)		537	1,357

Restaurant Technologies, Inc.	Food Services	Subordinated Debt (16.6%, Due 2/12)(1)	34,588	34,319	34,319
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	221
		Series B Preferred Stock (499 shares)		16	17

Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (11.8%, Due 8/12)(1)	25,800	25,654	25,654

Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (10.7%, Due 7/14)(1)	6,000	5,995	5,286

Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (9.8%, Due 10/12)(1)	20,000	19,819	18,587

The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	17

The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (15.5%, Due 11/14)(1)	14,149	14,149	13,830

ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,219	1,013	28

VOX Communications Group Holdings, LLC(2)	Broadcasting	Senior Debt (15.3%, Due 3/09)(1)	11,196	10,706	10,655
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)	1,856	1,414	728

VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—

Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (6.0%, Due 2/14)(1)	3,940	3,962	3,647

Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (8.9%, Due 7/11-12/11)(1)	15,606	15,517	15,517
		Subordinated Debt (16.0%, Due 7/12)(1)	6,350	6,312	6,312
		Series A Preferred Stock (161,870 shares)		500	367

Total Non-Affiliate Investments (represents 48.2% of total investments at fair value)				617,751	624,768

Total Investments				$1,487,535	$1,296,469

Put Options Granted

Total Sleep Holdings, Inc. (2) (6) (9)	Healthcare	Put option granted (expires 4/09)		$1,000	$1,000

Total Put Options Granted				$1,000	$1,000

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2008 (unaudited)

(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	10.0%	11/10	$16,000	$—	$(98)
	Interest Rate Swap—Pay Fixed/Receive Floating	14.0%	11/10	8,000	—	(48)

Total Interest Rate Swaps				$24,000	$—	$(146)

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Control Investments: Majority-owned (5):

Avenue Broadband LLC (2)	Cable	Subordinated Debt (14.0%, Due 3/14)(1)	$13,050	$12,922	$12,922
		Preferred Units (10.0%, 17,100 units)(1)		17,236	17,236
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		78,267	87,986
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		73,206	101,551
		Class A Common Stock (4,698,987 shares)		—	—

Central Sun Media, Inc.(6)	Real Estate Investments	Class A Common Stock (93 shares) Class B Common Stock (300 shares)		— —	75 —

Chesapeake Tower Holdings, LLC	Communications- Other	Senior Debt (10.8%, Due 5/10)	400	397	397
		Preferred LLC Interest (8.0%, 3,139 units)		3,139	3,139
		Class A Common LLC Interest (4,000 units)		—	—

Cleartel Communications, Inc.(2) (6)	Communications- CLEC	Subordinated Debt (13.3%, Due 5/08-3/11)	28,255	26,533	25,230
		Series B Preferred Stock (8.0%, 57,862 shares)		50,613	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($6,030)

Coastal Sunbelt, LLC(2)	Food Services	Senior Debt (9.3%, Due 1/12-7/12)(1)	16,100	15,938	15,938
		Subordinated Debt (14.8%, Due 1/13)(1)	14,996	14,862	14,862
		Preferred LLC Interest (12.0%, 123,250 units)		13,030	18,220
		Warrants to purchase Class B Common Stock		—	—

GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (10.2%, Due 4/12-6/12) (1)	19,624	19,390	19,390
		Subordinated Debt (14.0%, Due 6/13) (1)	8,000	7,928	7,928
		Class B Voting Units (8.0%, 86,700 units)		9,071	10,027

Intran Media, LLC	Other Media	Senior Debt (9.6%, Due 12/11) (1)	12,000	11,832	11,832
		Preferred Units (10.0%, 86,000 units)		9,095	8,260

JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	24,143	23,924	23,924
		Preferred Units (10.0%, 133,204 units)		18,471	21,816

Jet Plastica Investors, LLC (2)	Plastic Products	Subordinated Debt (14.0%, Due 3/13)(1)	26,647	26,439	26,439
		Preferred LLC Interest (8.0%, 301,595 units)		33,365	36,535

JUPR Holdings, Inc.(2)	Information Services	Senior Debt (11.8%, Due 3/10) (1)	2,039	1,908	1,908
		Series A Preferred Stock (10.0%, 100,000 shares)		11,908	12,908
		Common Stock (770,000 shares)		—	3,244
		Standby Letter of Credit ($175)

LMS Intellibound Investors, LLC (2)	Logistics	Senior Debt (8.9%, Due 5/12-8/12)(1)	23,661	23,443	23,443
		Subordinated Debt (15.0%, Due 11/12)(1)	17,130	16,984	16,984
		Preferred Units (12.0%, 19,650 units)		21,227	29,578
		Warrants to purchase Class B Common Stock		—	—

MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		55	770

Orbitel Holdings, LLC(2)	Cable	Senior Debt (10.9%, Due 3/12) (1)	15,750	15,509	15,509
		Preferred LLC Interest (10.0%, 120,000 units)		13,069	13,526
		Standby Letter of Credit ($117)

RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt (9.6%, Due 12/10)(1)	7,000	6,891	6,891
		Subordinated Debt (15.0%, Due 12/11)(1)	9,542	9,542	9,542
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	8,175

Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13)(1)	17,671	17,530	17,530
		Preferred LLC Units (8.0%, 125,400 units)		13,866	29,429

TNR Entertainment Corp.(2) (6)	Entertainment	Senior Debt (13.1%, Due 9/09)	16,076	15,152	15,152
		Subordinated Debt (16.0%, Due 9/09)	12,998	12,317	12,317
		Series A Preferred Stock (12.5%, 351,563 shares)		9,000	3,173
		Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 9/17)		—	—

Total Sleep Holdings, Inc.(2) (9)	Healthcare	Subordinated Debt (15.0%, Due 9/11)	28,388	25,498	25,498
		Unsecured Note (0.0%, Due 6/11)	375	309	309
		Series A Preferred Stock (10.0%, 3,700 shares)		3,700	224
		Common Stock (2,592,920 shares)		1,000	—

Working Mother Media, Inc.(6)	Publishing	Senior Debt (8.5%, Due 12/08)	15,779	11,649	11,649
		Class A Preferred Stock (13.0%, 12,497 shares)		12,497	4,185
		Class B Preferred Stock (13.0%, 1 share)		1	—
		Class C Preferred Stock (13.0%, 1 share)		1	—
		Common Stock (510 shares)		1	—
		Guaranty ($119)

Total Control Investments: Majority-owned (represents 46.9% of total investments at fair value)				781,963	725,651

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Control Investments: Non-majority owned(4):

Crystal Media Network, LLC(6) (7)	Broadcasting	LLC Interest		$3,060	$2,641

National Product Services, Inc.(2)	Business Services	Senior Debt (12.8%, Due 6/09)	$13,153	7,347	13,153
		Subordinated Debt (16.0%, Due 6/09)	13,622	11,739	4,814
		Common Stock (995,428 shares)		—	—

PremierGarage Holdings, LLC(2)	Home Furnishings	Senior Debt (9.7%, Due 6/10-12/10) (1)	9,800	9,728	9,728
		Preferred LLC Units (8.0%, 445 units)		4,971	4,683
		Common LLC Units (356 units)		—	—

Total Control Investments: Non-majority-owned (represents 2.3% of total investments at fair value)				36,845	35,019

Total Control Investments: (represents 49.2% of total investments at fair value)				818,808	760,670

Affiliate Investments(3):

Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.2%, Due 10/11) (1)	6,825	6,608	6,608
		Subordinated Debt (16.0%, Due 4/12) (1)	4,727	4,620	4,620
		Common Stock (423 shares)		525	299
		Warrants to purchase Common Stock (expire 10/16)		348	198

Cherry Hill Holdings, Inc.(2)	Entertainment	Senior Debt (13.0%, Due 8/11) (1)	11,282	11,184	11,184
		Series A Preferred Stock (10.0%, 750 shares)		850	850

Stratford School Holdings, Inc.(2)	Education	Senior Debt (9.4%, Due 7/11-9/11) (1)	13,100	12,890	12,890
		Subordinated Debt (14.0%, Due 12/11) (1)	6,717	6,682	6,682
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		—	5,409
		Warrants to purchase Common Stock (expire 5/15) (1)		67	1,850

Sunshine Media Delaware, LLC(2) (6)	Publishing	Class A LLC Interest (8.0%, 563,808 units)		564	592
		Common Stock (145 shares)		581	610
		Option to acquire Warrants to purchase		—	—
		Class B LLC Interest (expire 5/14)

Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (9.0%, Due 12/12) (1)	21,764	21,612	21,612
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500
XFone, Inc.(6)	Communications- Other	Common Stock (868,946 shares)		2,485	2,697
		Warrants to purchase Common Stock (expire 3/11)		—	—

Total Affiliate Investments (represents 5.0% of total investments at fair value)				70,516	77,601

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Non-Affiliate Investments (less than 5% owned):

Active Brands International, Inc.(2)	Consumer Products	Senior Debt (9.4%, Due 6/12)(1)	$21,750	$21,603	$21,603
		Subordinated Debt (14.0%, Due 9/12)(1)	13,135	12,842	12,842
		Class A-1 Common Stock (3,056 shares)		3,056	3,056
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	526

Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (11.3%, Due 12/12)(1)	7,780	7,729	7,729
		Subordinated Debt (11.7%, Due 12/12)(1)	2,233	2,157	2,157
		Warrants to purchase Common Stock (expire 11/15)		—	139

Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (11.3%, Due 3/10)(1)	4,644	4,624	4,624

B & H Education, Inc.(2)	Education	Senior Debt (9.3%, Due 3/10)(1)	2,824	2,806	2,806
		Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,330	2,330

BLI Holdings, Inc.(2)	Drugs	Subordinated Debt (14.9%, Due 3/10)(1)	10,239	10,147	10,147

CEI Holdings Inc.	Cosmetics	Senior Debt (7.5%, Due 3/14)(1)	4,933	4,944	4,451

Cervalis LLC	Business Services	Senior Debt (8.6%, Due 3/12)(1)	15,000	14,870	14,870

Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,061	2,045	2,045
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,237	2,353
		Warrants to purchase Class B Common Stock		—	—

Communicom Broadcasting, LLC(2)	Broadcasting	Senior Debt (11.8%, Due 2/11)(1)	11,138	11,062	11,062

Construction Trailer Specialist, Inc.(2)	Auto Parts	Senior Debt (10.4%, Due 7/12)(1) Subordinated Debt (15.0%, Due 1/13)(1)	7,059 5,104	6,975 5,058	6,975 5,058

Country Road Communications LLC(2)	Communications-Other	Subordinated Debt (12.6%, Due 7/13)(1)	13,000	12,919	12,919

Crescent Publishing Company, LLC(2)	Newspaper	Senior Debt (14.7%, Due 6/09)(1)	7,679	7,532	7,532

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (11.9%, Due 12/13)(1)	20,000	19,830	19,830

CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (10.7%, Due 6/11)(1)	6,189	6,135	6,135
		Subordinated Debt (15.2%, Due 12/12)(1)	11,928	11,838	11,838
		Common Stock (500 shares)		500	6

Cyrus Networks, LLC	Business Services	Senior Debt (9.3%, Due 7/13)(1) Subordinated Debt (12.1%, Due 1/14)(1)	4,183 4,601	4,128 4,601	4,128 4,601

Dayton Parts Holdings, LLC(2)	Auto Parts	Subordinated Debt (9.9%, Due 6/11)(1)	21,500	21,331	21,331
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		408	440

Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.5%, Due 5/12)(1)	5,563	5,466	5,466
		Subordinated Debt (14.5%, Due 6/12)(1)	5,058	5,058	5,058

Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (11.8%, Due 9/10)(1)	4,640	4,599	4,599
		Subordinated Debt (16.0%, Due 3/11)(1)	9,063	9,012	9,012

Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (14.2%, Due 12/12)(1)	3,000	2,997	2,022

G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (12.6%, Due 5/14)(1)	17,500	16,727	16,727
		Series A Preferred Shares (14.0%, 5,000,000 shares)		5,061	5,061
		Class C Shares (621,907 shares)		622	622

Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)		3,575	2,756

GoldenSource Holdings Inc.(6)	Technology	Warrants to purchase Class A Common Stock (expire 10/08)		—	—

GSDM Holdings, LLC(2)	Healthcare	Senior Debt (9.9%, Due 2/13)(1)	9,000	8,874	8,874
		Subordinated Debt (14.0%, Due 8/13)	7,652	7,601	7,601
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	4,397

Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (10.3%, Due 3/11)	4,141	3,990	2,147

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		6,925	6,925
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		421	26,044

Jupitermedia Corporation(6)	Information Services	Common Stock (148,373 shares)		2,114	567

Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (12.3%, Due 8/13)(1)	3,000	2,993	2,993

Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (14.7%, Due 12/11)(1)	2,058	2,065	1,797

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (13.5%, Due 4/14)(1)	$12,500	$12,378	$12,378
		Preferred Units (10.0%, 1,250,000 units)		1,269	1,269
		Class A Common Units (1,250,000 units)		—	—
MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	30,606	30,395	30,395
		Class A LLC Interest (4,712,042 units)		3,000	3,752
Metropolitan Telecommunications Holding Company (2)	Communications-CLEC	Senior Debt (12.0%, Due 6/10-9/10)(1)	18,388	18,046	18,046
		Subordinated Debt (15.8%, Due 12/10)(1)	10,929	10,929	10,929
		Warrants to purchase Common Stock (expire 9/13)		1,843	9,863
MicroCal Holdings, LLC(2)	Laboratory Instruments	Senior Debt (9.4%, Due 3/10-9/10)(1)	10,940	10,867	10,867
		Subordinated Debt (14.5%, Due 3/11)(1)	9,115	9,115	9,115
Micro Dental Laboratories (2)	Healthcare	Subordinated Debt (15.0%, Due 1/08)(1)	12,567	12,567	12,567
Miles Media Group, LLC(2)	Publishing	Senior Debt (11.6%, Due 6/13)(1)	19,374	18,932	18,932
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (10.1%, Due 12/10-12/11)(1)	19,897	19,691	19,691
		Subordinated Debt (15.0%, Due 12/12)(1)	19,957	19,865	19,865
		Class A Common LLC Interest (1,000,000 units)		333	965
New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—
New England Precision Grinding Holdings, LLC	Industrial Products	Senior Debt (11.7%, Due 10/13) (1)	26,000	25,723	25,723
		Common Units (1,000,000 units)		1,000	1,000
PartMiner, Inc.(2)	Information Services	Senior Debt (11.8%, Due 6/09) (1)	2,343	2,320	2,320
Philadelphia Newspapers, LLC	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(1)	5,041	5,029	5,029
Powercom Corporation(2)	Communications-CLEC	Senior Debt (10.0%, Due 2/10)	1,878	1,878	1,878
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical Holdings, LLC(2)	Laboratory Instruments	Senior Debt (10.8%, Due 5/11) (1)	15,500	15,394	15,394
		Subordinated Debt (15.0%, Due 12/11) (1)	18,032	17,872	17,872
		Preferred LLC Interest (1,000,000 units)		484	1,279
Restaurant Technologies, Inc.	Food Services	Subordinated Debt (14.0%, Due 2/12) (1)	30,389	30,176	30,176
		Series A-4 Convertible Preferred Stock (7,813 shares)	25,450	336	275
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (10.9%, Due 8/12) (1)		25,276	25,276
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (11.8%, Due 12/13) (1)	6,000	5,994	5,994
Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (12.5%, Due 10/12) (1)	20,000	19,839	19,839
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	20
The Matrixx Group, Incorporated(2)	Plastic Products	Subordinated Debt (13.8%, Due 9/13)(1)	16,266	16,126	16,126
ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,187	1,038	28
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
VOX Communications Group Holdings, LLC(2)	Broadcasting	Senior Debt (13.5%, Due 3/09) (1)	11,280	10,899	10,899
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)	1,554	1,302	882

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

(9)

During the second quarter of 2007, we acquired 61% of the common stock of Total Sleep Holdings, Inc., or Total Sleep. In connection with this transaction, we granted an option to a private equity firm to put an additional 34% of Total Sleep’s common stock to us for $1,000. This put option expires April 30, 2009, if not exercised earlier. This put option was outstanding as of September 30, 2008 and December 31, 2007. We included the fair value of this put option in other liabilities on our Consolidated Balance Sheets.

(10)	Home Interiors & Gifts, Inc., filed for Chapter 11 bankruptcy protection on April 29, 2008.
(11)

We modified the Consolidated Schedule of Investments from the presentation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to incorporate unearned fees into the cost and fair value of the associated debt investments in our portfolio. Concurrent with the adoption of SFAS No. 157—Fair Value Measurements, or SFAS 157, we changed our balance sheet presentation for all periods to reclassify unearned fees to the associated debt investments. Before 2008, we reported unearned fees as a single line item on our Consolidated Schedule of Investments. This change did not impact the aggregate cost or fair value of our investment portfolio or our financial position or results of operations. See Note 3—Fair Value Measurements for additional information about our implementation of SFAS 157.

(12)

On July 28, 2008, we converted our debt securities in TNR Entertainment Corp. into preferred equity of TNR Holdings Corp. and invested $2.0 million in debt. The amounts reported herein, include Legacy Common Stock and Legacy Warrants related to TNR Entertainment Corp.

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

We are a solutions-focused commercial finance company that provides capital and advisory services to middle-market companies throughout the United States. We are an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. Our organization includes the following categories of subsidiaries:

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

MCG Capital Corporation

The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital I, LP, Solutions Capital GP, LLC, and MCG’s special-purpose financing subsidiaries, MCG Finance I, LLC, MCG Finance V, LLC, MCG Finance VII, LLC and MCG Finance VIII, LLC. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest.

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

On October 10, 2008, FASB Staff Position No. 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and does not have a material effect on our financial position or results of operations.

In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1, was issued. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with nonforfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. We are assessing the impact that the adoption of FSP EITF 03-06-1 will have on the presentation of our earnings per share. We will adopt FSP EITF 03-06-1 beginning on January 1, 2009.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, and early adoption is encouraged. We will adopt this standard no later than January 1, 2009. We do not expect that the adoption of this standard will have a material impact on our financial position or results of operations.

MCG Capital Corporation

NOTE 2—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

(dollars in thousands)	September 30, 2008		December 31, 2007
	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments(a)
Senior secured debt	$386,563	26.0%	$476,853	30.5%
Subordinated debt
Secured	520,546	35.0	532,213	34.0
Unsecured	34,881	2.3	32,609	2.1

Total debt investments	941,990	63.3	1,041,675	66.6

Equity investments
Preferred equity	458,080	30.8	434,007	27.7
Common/Common equivalents equity	87,465	5.9	88,719	5.7

Total equity investments	545,545	36.7	522,726	33.4

Total investments(a)	$1,487,535	100.0%	$1,564,401	100.0%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both September 30, 2008 and December 31, 2007.

The following table summarizes the composition of our investment portfolio at fair value:

(dollars in thousands)	September 30, 2008		December 31, 2007
	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments(a)
Senior secured debt	$383,493	29.6%	$479,214	31.0%
Subordinated debt
Secured	453,336	35.0	522,742	33.9
Unsecured	29,967	2.3	32,189	2.1

Total debt investments	866,796	66.9	1,034,145	67.0

Equity investments
Preferred equity	369,513	28.5	447,229	28.9
Common/Common equivalents equity	60,160	4.6	63,716	4.1

Total equity investments	429,673	33.1	510,945	33.0

Total investments(a)	$1,296,469	100.0%	$1,545,090	100.0%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both September 30, 2008 and December 31, 2007.

Our debt instruments bear contractual variable interest rates ranging from 4.9% to 16.6%, a portion of which may be deferred. As of September 30, 2008, approximately 58.9% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and 41.1% of the fair value of our loan portfolio was at fixed rates. As of September 30, 2008, approximately 24.9% of our loan portfolio had floors ranging from 1.5% to 3.0% of the LIBOR base index. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and generally will cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

MCG Capital Corporation

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:

(dollars in thousands)	September 30, 2008(a)		December 31, 2007(a)
	Fair Value	% of Loan Portfolio	Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$1,778	0.21%	$28	—%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$1,778	0.21%	$28	—%

Loans on non-accrual status(b)
0 to 90 days past due	$34,976	4.03%	$67,378	6.52%
Greater than 90 days past due	1,778	0.21	28	—

Total loans on non-accrual status(b)	$36,754	4.24%	$67,406	6.52%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both September 30, 2008 and December 31, 2007.
(b)

The $30.7 million decrease from December 31, 2007 to September 30, 2008 primarily resulted from unrealized depreciation on loans to Cleartel Communications, Inc. of $25.2 million, as well as an $11.6 million decrease resulting from the sale of Working Mother Media, Inc., and $1.4 million of decreases in the fair value of loans that were on non-accrual status as of December 31, 2007. In addition, the conversion of certain debt in TNR Entertainment Corp. to equity in TNR Holding Corp., resulted in a $25.8 million reduction in non-accrual loans. These decreases were partially offset by the placement of $33.3 million of other loans on non-accrual status, including $27.7 million of loans made to portfolio companies in the broadcasting industry.

The following table summarizes our investment portfolio by industry at cost:

(dollars in thousands)	September 30, 2008		December 31, 2007
	Investments at Cost(b)	Percent of Total Portfolio	Investments at Cost(b)	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$336,767	22.6%	$323,726	20.7%
Communications—other	36,160	2.4	39,872	2.6
Healthcare	132,586	8.9	140,168	9.0
Cable	115,279	7.8	111,017	7.1
Business services	90,847	6.1	88,459	5.7
Food services	79,260	5.3	74,342	4.8
Broadcasting	79,198	5.3	87,988	5.6
Logistics	51,232	3.4	61,654	3.9
Entertainment	59,946	4.0	51,503	3.3
Plastic products	83,234	5.6	78,927	5.0
Sporting goods	32,505	2.2	31,396	2.0
Electronics	41,665	2.8	39,889	2.6
Technology	8,858	0.6	8,444	0.5
Laboratory instruments	35,814	2.4	53,732	3.4
Publishing	39,366	2.7	64,962	4.2
Consumer products	35,951	2.4	37,832	2.4
Home furnishings	49,613	3.3	52,256	3.3
Auto parts	30,649	2.1	34,361	2.2
Education	11,910	0.8	23,775	1.5
Industrial products	26,765	1.8	26,723	1.7
Insurance	23,026	1.6	22,410	1.4
Information services	17,710	1.2	34,768	2.2
Leisure activities	13,710	0.9	13,611	0.9
Other media	21,205	1.5	20,927	1.3
Other(a)	34,279	2.3	41,659	2.7

Total	$1,487,535	100.0%	$1,564,401	100.0%

(a)	No individual industry within this category exceeds 1%.
(b)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both September 30, 2008 and December 31, 2007.

MCG Capital Corporation

The following table summarizes our investment portfolio by industry at fair value:

(dollars in thousands)	September 30, 2008		December 31, 2007
	Investments at Fair Value(b)	Percent of Total Portfolio	Investments at Fair Value(b)	Percent of Total Portfolio
Telecommunications—CLEC	$183,722	14.2%	$255,483	16.5%
Communications—other	33,658	2.6	39,789	2.6
Healthcare	129,693	10.0	136,496	8.8
Cable	117,510	9.1	114,958	7.4
Business services	82,410	6.4	87,327	5.7
Food services	80,209	6.2	79,471	5.1
Broadcasting	67,177	5.2	88,105	5.7
Logistics	64,477	5.0	70,005	4.5
Entertainment	51,248	3.9	42,676	2.8
Plastic products	47,860	3.7	81,122	5.3
Sporting goods	47,115	3.6	46,959	3.0
Electronics	42,583	3.3	40,521	2.6
Technology	38,210	2.9	34,067	2.2
Laboratory instruments	36,608	2.8	54,527	3.5
Publishing	36,423	2.8	59,538	3.9
Consumer products	32,438	2.5	38,027	2.5
Home furnishings	32,225	2.5	49,255	3.2
Auto parts	29,765	2.3	34,393	2.2
Education	27,010	2.1	31,967	2.1
Industrial products	26,775	2.1	26,723	1.7
Insurance	21,821	1.7	22,410	1.5
Information services	15,058	1.2	37,465	2.4
Leisure activities	13,710	1.0	13,611	0.9
Other media	13,527	1.0	20,092	1.3
Other(a)	25,237	1.9	40,103	2.6

Total	$1,296,469	100.0%	$1,545,090	100.0%

(a)	No individual industry within this category exceeds 1%.
(b)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both September 30, 2008 and December 31, 2007.

On July 31, 2006, we issued a call option to a private investor in connection with the sale of 50.1% of our ownership of Crystal Media Network, LLC, or Crystal Media. The call option allowed the private investor to acquire an additional 10% of the ownership of Crystal Media from us for $110,000. We included the fair value of this call option in other liabilities on our Consolidated Balance Sheet as of December 31, 2007. In February 2008, the private investor exercised the call option. No other call options were issued or outstanding during the nine months ended September 30, 2008.

During 2007, we granted an option to a private equity firm to put an additional 34% of the common stock of Total Sleep Holdings, Inc., to us for $1.0 million. This put option expires April 30, 2009, if not exercised earlier. As of September 30, 2008 and December 31, 2007, we included the $1.0 million fair value of this put option in other liabilities on our Consolidated Balance Sheets. No other put options were issued or outstanding during the nine months ended September 30, 2008.

NOTE 3—FAIR VALUE MEASUREMENT

We adopted SFAS 157 effective January 1, 2008. In part, SFAS 157 defines and establishes a framework for measuring fair value. In addition, it expands disclosures about assets and liabilities measured at fair value. SFAS 157’s definition of fair value focuses on the exit price in the principal, or most advantageous, market. In measuring fair value, SFAS 157 also directs the use of market-based inputs over entity-specific inputs.

MCG Capital Corporation

FAIR VALUE HIERARCHY

SFAS 157 establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

SFAS 157 Fair Value Hierarchy	Inputs to Fair Value Methodology
Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Quoted prices for similar assets or liabilities; quoted markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the financial instrument; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from, or corroborated by, observable market information

Level 3	Pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption is unobservable or when the estimation of fair value requires significant management judgment

We categorize a financial instrument in the fair value hierarchy based on the lowest level of input that is significant to its fair value measurement.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheet and by SFAS 157 hierarchy:

(in thousands)	As of September 30, 2008
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Consolidated Balance Sheet
Assets
Investments:
Non-affiliate investments	$172	$10,421	$614,175	$624,768
Affiliate investments	—	2,319	66,179	68,498
Control investments	—	—	603,203	603,203

Total assets reported at fair value	$172	$12,740	$1,283,557	$1,296,469

Liabilities
Put option(a)	—	—	(1,000)	(1,000)
Interest rate swap(b)	—	(146)	—	(146)

Total liabilities reported at fair value	$—	$(146)	$(1,000)	$(1,146)

(a)	Represents the fair value of a put option on a control investment that we included in other liabilities on our Consolidated Balance Sheets. See Note 2—Investments for additional information.
(b)	Represents an interest rate swap on loans used as collateral on a securitized borrowing. The fair value of the interest rate swap is included in other liabilities on our Consolidated Balance Sheets.

VALUATION METHODOLOGIES

We use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively.

•

Majority-Owned Control Investments—Majority-owned control investments, which comprise 44.4% of our investment portfolio, represent equity and debt securities in which we own the majority of the portfolio company and generally control its board of directors. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio

MCG Capital Corporation

company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority Owned Control Investments and Non-Control Investments—Non-majority owned control investments, which comprise 2.1% of our investment portfolio, represent debt and equity securities that we own 25% to 50% of the portfolio company’s equity. Non-control investments, which comprise 53.5% of our investment portfolio, represent affiliate and non-affiliate debt and equity securities for which we do not have a controlling interest. Quoted prices are not available for 98.1% of our non-control investments, which represent 52.5% of our investment portfolio. For our non-majority owned equity investments and our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-majority owned control debt investments and non-control debt investments, we estimate fair value using a yield approach based on the expected future cash flows discounted at the loans’ effective interest rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange, including broadly syndicated securities, at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of September 30, 2008, these securities represented approximately 1.0% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses consider key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional support for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that has a fair value in excess of $5.0 million. Over the last four quarters, independent valuation firms performed independent valuations or reviewed valuations of 52 portfolio companies, representing $1,224.7 million, or 94.5%, of the fair value of our total portfolio investments and $384.7 million, or 89.5%, of the fair value of our equity portfolio investments. The majority of the valuations used by the independent valuation firms utilize proprietary models and inputs. We intend to continue to use independent valuation firms to provide additional support for our internal analyses each year. Our board of directors considers our valuations, as well the independent valuations and reviews in its determination of the fair value of our investments. The fair value of our interest rate swap is based on a binding broker quote, based on the estimated net present value of the future cash flows using a forward interest rate yield-curve in effect as of the measurement period.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

MCG Capital Corporation

CHANGES IN LEVEL 3 FAIR VALUE MEASUREMENTS

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

The following table provides a reconciliation of fair value changes during the nine-month period from December 31, 2007 to September 30, 2008 and for the three-month period from June 30, 2008 through September 30, 2008 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments		Total
Nine months ended September 30, 2008:
Fair value December 31, 2007(a)	$689,181	$74,904	$759,251	(a)(b)	$1,523,336	(a)(b)
Realized/unrealized (losses) gains(b)	(13,278)	5,108	(166,000	)(a)	(174,170	)(a)
Purchases, issuances and settlements, net	(61,728)	(13,833)	8,952		(66,609)
Transfers in (out) of Level 3	—	—	—		—

Fair value as of September 30, 2008	$614,175	$66,179	$602,203	(b)	$1,282,557	(b)

Change in unrealized (losses) gains related to financial instruments held at September 30, 2008(c)	$(18,622)	$5,124	$(151,447	) (a)	$(164,945	) (a)

Three months ended September 30, 2008:
Fair value June 30, 2008(a)	$648,014	$77,501	$689,760	(b)	$1,415,275	(b)
Realized/unrealized (losses) gains(b)	(6,176)	4,374	(76,509)		(78,311)
Purchases, issuances and settlements, net	(27,663)	(15,696)	(11,048)		(54,407)
Transfers in (out) of Level 3	—	—	—		—

Fair value as of September 30, 2008	$614,175	$66,179	$602,203	(b)	$1,282,557	(b)

Change in unrealized (losses) gains related to financial instruments held at September 30, 2008(c)	$(11,520)	$4,374	$(61,685)		$(68,831)

(a)

Includes a call option with a fair value of $419 to Crystal Media that we included in other liabilities on our Consolidated Balance Sheet as of December 31, 2007. This option was exercised during the first quarter of 2008. See Note 2—Investments for additional information.

(b)

Includes a put option with a $1,000 fair value that we included in other liabilities on our Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007. See Note 2—Investments for additional information.

(c)	We report unrealized gains and losses on our Consolidated Statements of Operations, under the caption “Net unrealized (depreciation) appreciation on investments.”

MCG Capital Corporation

NOTE 4—BORROWINGS

The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, LP, a wholly owned subsidiary, as an SBIC, under the Small Business Investment Act of 1958, as amended.

(dollars in thousands)	Maturity Date	September 30, 2008			December 31, 2007
		Potential Maximum Borrowing		Amount outstanding	Potential Maximum Borrowing	Amount outstanding
Unsecured Notes	October 2010	$50,000		$50,000	$50,000	$50,000
Unsecured Notes	October 2012	25,000		25,000	25,000	25,000
Commercial Loan Trust 2006-2	August 2008	—		—	200,000	136,422

Commercial Loan Funding Trust Facility
Class A Variable Funding Certificate	November 2010(a)	218,750		161,468	218,750	113,213
Class B Variable Funding Certificate	November 2010(a)	31,250		25,800	31,250	8,300

Term Securitizations
Series 2006-1 Class A-1 Notes	April 2018	106,250		106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000		26,100	50,000	45,100
Series 2006-1 Class A-3 Notes	April 2018	85,000		85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750		58,750	58,750	58,750
Series 2006-1 Class C Notes	April 2018	45,000		45,000	45,000	45,000
Series 2006-1 Class D Notes	April 2018	47,500		47,500	47,500	47,500

Unsecured Revolving Line of Credit	May 2009	70,000		19,500	—	—

Revolving Unsecured Credit Facility	May 2008	—		—	100,000	30,500

SBIC (Maximum borrowing potential)(b)	(c)	130,000	(b)	2,600	100,000	—

Total borrowings		$917,500		$652,968	$1,117,500	$751,035

(a)	Renewable each April at the lender’s discretion.
(b)

As of September 30, 2008, we have the potential to borrow up to $130.0 million of SBA guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of September 30, 2008. Based on our current funded capital, Solutions Capital I, LP, may, subject to compliance with the SBA’s customary procedures, borrow up to $53.3 million to originate investments. To access the entire $130.0 million, we would have to fund an additional $46.4 million.

(c)

We may originate new borrowings through September 2012. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities of at least 200%. As of September 30, 2008, our ratio of total assets to total borrowings and other senior securities was 207%. Based on our balances of total assets, total borrowings and other securities as of September 30, 2008, we had $43.3 million of room beyond the minimum thresholds of the BDC asset coverage requirement.

We fund all of our debt facilities, except the Unsecured Revolving Line of Credit and the Unsecured Notes through our bankruptcy remote, special-purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. Some of our debt facilities contain cross-default provisions, whereby a default under one of our debt facilities could constitute a default under other debt facilities. Additional information about these facilities is provided below.

Unsecured Notes. In October 2005, we issued $50.0 million of unsecured notes, at a fixed interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of unsecured notes at a fixed interest rate of 6.71% per annum. Both of these tranches are five-year notes that require semi-annual interest payments. We issued these notes through private placements with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent.

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

MCG Capital Corporation

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

MCG Commercial Loan Funding Trust. We established, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., or SunTrust. The warehouse financing facility, which operates like a revolving credit facility, is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. We must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. We funded this facility through two separate Variable Funding Certificates, or VFCs, including a $218.75 million Class A VFC and a $31.25 million Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral. Advances under the Class B VFC may be up to 10% of eligible collateral. As of September 30, 2008, there was $257.6 million of collateral under this facility.

The warehouse facility matures in November 2010, subject to annual liquidity renewals. The facility is funded by third parties through the commercial paper market with SunTrust providing a liquidity backstop, subject to SunTrust’s annual liquidity commitment. On May 1, 2008, SunTrust renewed its annual liquidity commitment for this facility. In connection with this renewal, interest rates for Class A and Class B advances increased to the commercial paper rate plus 1.50% and 2.50%, respectively. Previously, the Class A and Class B advances bore interest at the commercial paper rate plus 0.75% and 1.50%, respectively. The facility commitment fee increased to 0.30% from 0.20%. In addition, we paid a $750,000, or 0.30%, facility renewal fee.

The next liquidity renewal is scheduled for April 2009. We expect to renew before that date. However, in the event we are unsuccessful in renewing this facility, the facility contains a six-month standstill provision, which begins on April 30, 2009, and during which we would be entitled to our current payment stream, and, after which we would be required to repay the principal as our portfolio companies make payments over the following twelve months. After this 18-month period, SunTrust could elect to sell the remaining assets to repay the facility in full. We believe that we will be able to repay this facility in full before the end of this 18-month repayment period.

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

All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $455.6 million as of September 30, 2008 that the trust purchased from us. We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period ending in April 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

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

Unsecured Revolving Line of Credit. In June 2008, we entered into an agreement, effective May 30, 2008 for a one-year unsecured revolving line of credit facility with a $70.0 million commitment. SunTrust Bank acts as the agent for this facility and SunTrust Robinson Humphrey, Inc. acted as arranger for this facility. SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.; Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million. Advances under this facility bear interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate is less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts. We use this facility for the origination of loans to, and investments in, primarily middle-market companies; repayment of indebtedness; working capital; and other general corporate purposes. The facility is scheduled to mature on May 29, 2009 and may be renewed at the lenders’ discretion.

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

SBIC Facility. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has a license from the SBA to operate as an SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. The license allows Solutions Capital I, LP to borrow up to $130.0 million under the SBIC program, based on our current commitments. The SBA has approved the full $130.0 million commitment, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for working capital.

To realize the full $130.0 million potential borrowing under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of September 30, 2008. Based on our current funded capital, Solutions Capital I, LP, may, subject to compliance with the SBA’s customary procedures, borrow up to $53.3 million to originate new investments. To access the entire $130.0 million, we would have to fund an additional $46.4 million. As of September 30, 2008, we had $21.4 million of investments in the SBIC facility.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. Currently, none of our outstanding borrowings are subject to the interim rate. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of September 30, 2008, $2.6 million was outstanding under this facility at a fixed rate of 6.44%, which is based on a 3.80% treasury rate as of September 24, 2008 plus a 264 basis point spread.

In September 2007, we applied for exemptive relief from the Securities and Exchange Commission, or SEC, similar to relief granted to other BDCs that own and operate SBICs. When granted, such an exemption allows a BDC, among other things, to exclude from its consolidated BDC asset coverage ratio the debt issued by a subsidiary formed under the SBIC Act. In October 2008, the SEC granted this exemptive relief. See Note 12—Subsequent Events for additional information about this exemptive relief.

MCG Capital Corporation

Repayments based on the contractual principal collections of the outstanding loans that comprise the collateral, where applicable, were as follows:

(in thousands)
2008	$—
2009	19,500
2010	237,268
2011	—
2012	25,000
Thereafter	371,200

Total	$652,968

Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

The following table summarizes our outstanding borrowings, by interest rate benchmark:

(in thousands)	September 30, 2008	December 31, 2007
LIBOR	$388,100	$554,522
Commercial paper rate	187,268	121,513
Fixed rate	77,600	75,000

Total borrowings	$652,968	$751,035

NOTE 5—CAPITAL STOCK

STOCKHOLDERS’ RIGHTS OFFERING

On March 28, 2008, we issued transferable rights to our stockholders of record to subscribe for up to 9.5 million shares of our common stock. Stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights entitled holders to purchase one new share of common stock for every right held. When the rights expired on April 18, 2008, the rights offering was oversubscribed by 67%, which resulted in the issuance of all 9.5 million shares of our common stock. The subscription price for the rights offering was $6.36 per share, or 88% of the volume-weighted average sales price, or VWAP, of our common stock on the NASDAQ Global Select Market on the five trading days ending on the expiration date. The VWAP was $7.23 per share. Estimated net proceeds after payment of dealer-manager fees and before other offering expenses totaled $57.7 million, which we used to make investments in middle-market companies; repay indebtedness; provide working capital and for other corporate purposes. See Note 8—(Loss) Earnings Per Share for additional details regarding this rights offering.

APPROVAL OF PROPOSAL TO ISSUE STOCK BELOW NET ASSET VALUE PER SHARE

We are a closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value of our stock, or NAV, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. On April 23, 2008, our stockholders approved a proposal authorizing us to issue shares of our common stock for a twelve-month period, with the approval of our Board of Directors, at a price below the then-current NAV. The approval expires on the earlier of April 23, 2009 or on the date of our 2009 Annual Meeting of Stockholders.

NOTE 6—SHARE-BASED COMPENSATION

EMPLOYEE SHARE-BASED COMPENSATION

We may award shares of restricted common stock under the 2006 Employee Restricted Stock Plan, or the Employee Plan. During the nine months ended September 30, 2008, we granted 1,211,000 shares of restricted stock under the Employee Plan, including 648,000 shares of restricted common stock granted as part of the MCG Capital Corporate Retention Program, or the Retention Program. Shares granted under this program will vest in March 2011. For additional information about the Retention program, see Note 9—Corporate Restructuring. In addition to the shares granted under the Retention Program, during the nine months ended September 30, 2008, we also awarded 413,000 shares of restricted common stock under the Employee Plan to employees that will vest over four years and granted a service-based award of 150,000 shares of restricted common stock to a named executive

MCG Capital Corporation

officer, which was scheduled to vest quarterly beginning in December 2008 and ending in September 2011. During the nine months ended September 30, 2008, the forfeiture provision lapsed on 390,000 shares of restricted stock pursuant to the Employee Plan’s time and performance requirements. In addition, we placed 12,000 shares of restricted stock into a trust pending certain triggering events or the expiration of the associated forfeiture period.

During the nine months ended September 30, 2008 and 2007, we recognized $5.5 million and $7.1 million, respectively, of compensation expense related to restricted stock held by employees, including $87,000 and $199,000, respectively, of dividends paid on restricted shares that secured non-recourse employee loans. As of September 30, 2008, a total of $13.5 million of compensation cost remains to be recognized for shares of restricted stock that previously had been granted to employees, which we will recognize over the remaining 2.6-year weighted-average requisite service period.

NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

During the nine months ended September 30, 2008 and 2007, we recognized $194,000 and $108,000, respectively, of compensation costs in connection with share-based compensation issued to non-employee directors under the 2006 Non-employee Director Restricted Stock Plan, or the Director Plan. We included these compensation costs in general and administrative expense on our Consolidated Statements of Operations. As of September 30, 2008, a total of $282,000 of compensation cost remains to be recognized for shares of restricted stock previously granted to non-employee directors that we will recognize over the remaining 1.7-year weighted-average requisite service period.

In April 2008, we issued 15,000 shares of restricted stock to two of our non-employee directors, pursuant to the Director Plan, upon the stockholders’ vote for the renewal of term. We are expensing these shares over three years.

SUMMARY OF EMPLOYEE AND NON EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

The following table summarizes our restricted stock award activity during the nine months ended September 30, 2008:

	Shares	Weighted-Average Grant Date Fair Value
Subject to forfeiture provisions at December 31, 2007	928,000	$18.65
Granted	1,226,000	5.44
Forfeiture period lapsed	(390,000)	16.87
Forfeited	(188,000)	14.28

Subject to forfeiture provisions at September 30, 2008(a)	1,576,000	9.27

(a)	Includes 12,000 performance shares held in trust with a weighted-average grant date fair value of $19.37 per share.

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

We use the asset and liability method to account for our taxable subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the three and nine months ended September 30, 2008, we recorded income tax provisions of $236,000 and $568,000, respectively, primarily attributable to unrealized gains on investments held by our subsidiaries.

From December 2001 through September 30, 2008, we declared $11.78 of distributions per share. Each year, we mail statements on Form 1099-DIV to our stockholders, which identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a tax return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2006, 2005, 2004 and 2003 represented a return of capital.

MCG Capital Corporation

Historically, we have declared dividends that we pay the following quarter. The following table summarizes the dividends that we declared and paid during the three and nine months ended September 30, 2008:

	Dividends per share
	Declared	Paid
Quarter ended:
March 31, 2008	$0.44	$0.44
June 30, 2008	0.27	0.44
September 30, 2008	—	0.27

Total year-to-date	$0.71	$1.15

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of the distributions we paid during the nine months ended September 30, 2008, none of our dividends would be from ordinary income, 98.8%, or $1.14 per share, would represent a return of stockholder capital and 1.2%, or $0.01 per share, would be from capital gains income. However, we cannot provide stockholders with assurance that this ratio will represent the taxable attributes of stockholder distributions for fiscal year 2008.

Taxable income differs from net income recognized in accordance with accounting principles generally accepted in the United States, or GAAP, because of temporary and permanent differences in income and expense recognition. Taxable income generally excludes unrealized gains and losses from appreciation or depreciation of our investments, which are included in GAAP net income. Further, amounts recognized for financial reporting purposes may differ from amounts included in taxable income due to the accrued dividends on preferred stock, which increases the book basis but not the tax basis of our investments, and non-accrual interest on loans, which increases tax basis but not book basis. The following table summarizes the cost, as well as the unrealized appreciation and depreciation for federal income tax purposes as of September 30, 2008 and December 31, 2007:

(in thousands)	September 30, 2008	December 31, 2007
Cost for federal income tax purposes	$1,429,128	$1,521,625

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	$106,572	134,089
Book to tax differences	89,525	75,614

Gross unrealized appreciation—tax basis	196,097	209,703

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(297,638)	(153,400)
Book to tax differences	(31,118)	(32,838)

Gross unrealized depreciation—tax basis	(328,756)	(186,238)

Net unrealized (depreciation) appreciation—tax basis	(132,659)	23,465

Total investments at fair value (GAAP)	$1,296,469	$1,545,090

MCG Capital Corporation

The following table reconciles GAAP net income to taxable net income for the nine months ended September 30, 2008 and the year ended December 31, 2007:

(in thousands)	Nine months ended September 30, 2008	Year ended December 31, 2007
Net (loss) income	$(133,948)	$86,636
Difference between book and tax losses on investments(a)	(73,343)	(12,186)
Net change in unrealized depreciation on investments not taxable until realized	171,482	34,637
Timing difference related to deductibility of long-term incentive compensation	4,474	4,207
Taxable interest (loss) income on non-accrual loans(b)	(1,720)	17,040
Dividend income accrued for GAAP purposes that is not yet taxable	(17,429)	(49,390)
Distributions from taxable subsidiaries	1,146	24,395
Federal tax provision	568	1,864
Other, net	342	(1,051)

Taxable (loss) income before deductions for distributions	$(48,428)	$106,152

(a)	Results for the nine months ended September 30, 2008, primarily reflect the write-off, for tax purposes, of the common stock of Cleartel.
(b)

Results for the nine months ended September 30, 2008, reflect the reversal of interest that we previously recognized on non-accrual loans of a portfolio investment that we liquidated. We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

In December 2007, we received an examination report from the IRS. See Note 10—Contingencies and Commitments for information about that report.

NOTE 8—(LOSS) EARNINGS PER SHARE

The following table summarizes our calculation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2008 and 2007:

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income	$(66,946)	$23,019	$(133,948)	$91,519

Denominator:
Basic weighted-average shares outstanding	74,296	62,298	70,066	60,245
Adjustment for bonus element of rights offering	—	3,239	1,460	3,133

Basic weighted-average shares outstanding	74,296	65,537	71,526	63,378
Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	—	19	—	3

Diluted average shares outstanding	74,296	65,556	71,526	63,381

(Loss) earnings per share:
Basic	$(0.90)	$0.35	$(1.87)	$1.44
Diluted	$(0.90)	$0.35	$(1.87)	$1.44

We issued transferable rights to stockholders of record on March 28, 2008. The rights entitled rights holders to subscribe for an aggregate of 9.5 million shares of our common stock. Record date stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every right held. The subscription price equaled 88% of the VWAP of our common stock on the NASDAQ Global Select Market during the five trading days ended April 18, 2008. We issued all 9.5 million shares of common stock on April 29, 2008 at a subscription price of $6.36 per share. The market price of our common stock was $9.92 per share on March 25, 2008, which was the last day that our common stock and the rights were traded together. Since the $6.36 per share subscription price of common stock issued under the rights offering was lower than the $9.92 per share market price on March 25, 2008, the rights offering contained a bonus element. Accordingly, as required by Statement of Financial Standards 128—Earnings Per Share, or SFAS 128, we retroactively increased the weighted-average number of shares of common stock outstanding used to compute basic and diluted earnings per share by a factor of 1.052 for all historical periods prior to April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). This factor represents the impact of the bonus element of the rights offering on our common stock. For additional information about the rights offering see Note 5—Capital Stock.

MCG Capital Corporation

We use the treasury stock method to calculate diluted earnings per share. We include performance-based restricted stock in our calculation of diluted earnings per share when we believe it is probable the performance criteria will be met and the forfeiture provisions have not lapsed. During the three and nine months ended September 30, 2008, we excluded 39,000 shares of common stock from the calculation of diluted (loss) earnings per share since their effect would have been anti-dilutive.

NOTE 9—CORPORATE RESTRUCTURING

On August 6, 2008, we reduced our workforce by 27%, including 18 current employees, as well as 10 vacant positions that we otherwise would have filled. As of September 30, 2008, our headcount was 74 employees. The workforce reduction focused primarily on sizing the organization at an appropriate level for our expected near-term objectives. Affected employees received severance packages including severance pay and continuation of benefits. In addition, employees who had previously been granted shares of restricted common stock will receive continued vesting of this stock over the three- to nine-month periods during which they will receive severance benefits. In total, 22,100 shares of restricted common stock will vest during these employees’ respective severance periods. We are accounting for the vesting of this restricted common stock in accordance with SFAS 123(R)—Share-Based Payment.

In addition, as of August 6, 2008, we closed and are seeking to sublet our facility in Atlanta, Georgia, which has a lease that will expire in February 2013. We are also seeking to sublet a portion of our facility in Richmond, Virginia and terminate, at minimal cost, our obligation for a portion of our facility in Arlington, Virginia. As of September 30, 2008, we continued to use the Richmond and Arlington facilities and did not have a firm expectation if, or when, we would cease to use these facilities. As a result, no restructuring charges have been reflected for either our Arlington or Richmond facilities.

Through September 30, 2008, we have incurred $1.0 million of restructuring expenses, which are included in general and administrative expenses on our Consolidated Statements of Operations. We expect we will incur approximately $450,000 to $600,000 of additional restructuring charges during the remainder of 2008. We are accounting for these costs in accordance with SFAS 146—Accounting for Costs Associated with Exit or Disposal Activities. The following table summarizes the restructuring charges recognized during the quarter ended September 30, 2008:

(In thousands)	Three months ended September 2008
Severance benefits	$857
Facility closure	75
Other	22

Total restructuring charge	$954

We include liabilities associated with our restructuring in Other Liabilities on our Consolidated Balance Sheet. The following table summarizes changes in the balance of our restructuring liabilities during the three months ended September 2008:

(In thousands)	Three months ended September 30, 2008
	Severance Benefits(a)	Facility Closure(b)	Total
Balance at June 30, 2008	$—	$—	$—
Additions	743	174	917
Cash payments	(283)	(13)	(296)
Accretion	3	—	3

Balance at September 30, 2008	$463	$161	$624

(a)

Includes the cost of severance and continuation of benefits. In addition, includes share-based compensation expenses associated with the lapsing of forfeiture restrictions associated with restricted stock awards for affected employees. In total, the forfeiture provisions on 22,100 shares of restricted stock will lapse over the employees’ respective three- to six-month vesting periods.

(b)	Represents the fair value of the remaining lease payments for our Atlanta facility totaling $372, net of the fair value of estimated sublease income of $211.

NOTE 10—CONTINGENCIES AND COMMITMENTS

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and

MCG Capital Corporation

believe it is more likely than not that our appeal will be successful. If our appeal is not successful, we could be subject to up to $15.3 million of additional taxes, interest and penalties. If, in the future, our belief changes and we believe it is more likely than not that we will not prevail, we will accrue the estimated amounts due.

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations.

MCG Capital Corporation

NOTE 11—FINANCIAL HIGHLIGHTS

Following is a schedule of financial highlights:

	Nine months ended September 30,
	2008	2007
Per share data
Net asset value at beginning of period(a)(c)	$12.73	$12.83
Net (loss) income
Net operating income before investment gains and losses(b)(c)	0.66	1.14
Net change in unrealized (depreciation) appreciation on investments(b)(c)	(2.40)	0.25
Net realized (losses) gains on investments(b) (c)	(0.12)	0.09
Income tax provision(b)(c)	(0.01)	(0.04)

Net (loss) income(b)(c)	(1.87)	1.44

Net decrease in net assets resulting from distributions(b) (c)	(0.71)	(1.32)

Net (decrease) increase in stockholders’ equity relating to stock-based transactions:
Issuance of shares of common stock	(0.61)	0.26
Dilutive effect of restricted stock issuance and restricted stock subject to forfeiture provisions	(0.29)	(0.17)
Net increase in stockholders’ equity from other stock transactions(b) (c)	0.11	0.10

Net (decrease) increase in stockholders’ equity relating to stock-based transactions(c)	(0.79)	0.19

Exclude dilutive effect of bonus element from rights offering(e)	0.03	0.08

Net asset value at end of period(a)(c)	$9.39	$13.22

Market price per share at end of period	$2.62	$14.39

Total return(d)	(67.47)%	(22.69)%

Shares of common stock outstanding (c)
Weighted-average (diluted) (b)	71,526	63,381
End of period	76,117	65,541

Net assets
Average (annualized)	812,392	783,198
End of period	714,679	866,309

Ratios (annualized)
Operating expenses to average net assets	9.56%	11.03%
Net operating income to average net assets	7.77%	12.43%

(a)	Based on total number of shares outstanding.
(b)	Based on average number of shares outstanding.
(c)

In accordance with SFAS 128, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 5—Capital Stock and Note 8—(Loss) Earnings Per Share in the Notes to our Condensed Consolidated Financial Statements for additional information about the rights offering, the associated bonus element, and its estimated impact on our net asset value per common share.

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

MCG Capital Corporation

NOTE 12—SUBSEQUENT EVENTS

In September 25, 2007, we applied for exemptive relief from the SEC similar to relief granted to other BDCs that own and operate SBICs. On September 30, 2008, the SEC published a notice of application for an exemptive order under the 1940 Act. On October 28, 2008, the SEC issued an order that granted us this exemptive relief. This exemptive relief permits us to, among other things, effectively exclude debt issued by the SBA to Solutions Capital I, LP from our aggregate borrowings for purposes of calculating our consolidated BDC asset coverage ratio.

MCG Capital Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation as of September 30, 2008, including the consolidated schedule of investments, and the related consolidated statements of operations, for the three- and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of changes in net assets, cash flows, and financial highlights for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of MCG Capital Corporation’s management.

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

/s/ ERNST & YOUNG LLP

McLean, Virginia

October 29, 2008

MCG Capital Corporation

Selected Financial Data

The following table summarizes key financial data for MCG Capital Corporation for the three and nine months ended September 30, 2008 and 2007. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

(dollars in thousands except per share and other period-end data)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Income statement data
Revenue	$31,296	$47,082	$105,392	$137,412
Net operating income before investment (losses) gains and income tax provision	13,014	24,248	47,230	72,788
Distributable net operating income (“DNOI”)(a)	14,904	26,368	52,724	79,914
Net (loss) income	(66,946)	23,019	(133,948)	91,519

Per common share data
Net operating income before investment (losses) gains and income tax provision per common share—basic and diluted(c)	$0.18	$0.37	$0.66	$1.15
DNOI per common share—basic and diluted(a)(c)	$0.20	$0.40	$0.74	$1.26
(Loss) earnings per common share—basic and diluted(c)	$(0.90)	$0.35	$(1.87)	$1.44
Cash dividends declared per common share	$—	$0.44	$0.71	$1.32

Selected period-end balances
Total fair value of investment portfolio	$1,296,469	$1,514,957
Total assets	1,386,054	1,579,386
Borrowings	652,968	659,780
Total stockholders’ equity	714,679	866,309
Net asset value per common share outstanding(b)	$9.39	$13.22

Other period-end data
Average size of investment	$17,760	$17,616
Number of portfolio companies	73	86
Number of employees	74	94

Reconciliation of DNOI to net operating income before investment gains and losses and income tax provision
Net operating income before investment (losses) gains and income tax provision	$13,014	$24,248	$47,230	$72,788
Amortization of employee restricted stock awards(d)	1,890	2,120	5,494	7,126

DNOI(d)	$14,904	$26,368	$52,724	$79,914

Weighted average common shares outstanding
Basic	74,296	65,537	71,526	63,378
Diluted	74,296	65,556	71,526	63,381

(a)

DNOI is net operating income before investment (losses) gains and income tax provision, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, adjusted for amortization of employee restricted stock awards. Amortization of employee restricted stock awards represents a non-cash company expense. DNOI includes paid-in-kind, or PIK, interest and dividend income that generally are not payable on a regular basis, but rather at maturity or when declared. DNOI is not an alternative to measures computed in accordance with GAAP, such as net operating income, net income, earnings per share and cash flows. Instead, DNOI is a non-GAAP metric that provides supplemental information about our business performance to consider together with GAAP measures.

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

(d)

Results for the three and nine months ended September 30, 2008, include $88 of amortization of employee restricted stock awards associated with our corporate restructuring. These expenses are reported as general and administrative expenses on our Consolidated Statements of Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income and general and administrative expenses and the factors that may affect such results, the cause of net unrealized losses and our ability to recover any such losses, the performance of our portfolio companies, the continued engagement of third party independent valuation firms to conduct independent valuations of investments in our portfolio, our current strategic direction, including opportunistically monetizing assets and the amount and timing of such monetizations, the preservation of liquidity, building our cash position, deleveraging our balance sheet and increasing our BDC asset coverage ratio, the amount of additional borrowings and excess capacity available to us in relation to our BDC asset coverage ratio, the level and timing of originations, the application of tax losses, the projected savings through expense reductions, the timing and amount of dividend distributions, the evaluation of potential share repurchases, the compliance with credit facility covenants and our ability to renew, extend the maturity date of and repay such facilities, the ability to increase shareholder value, the ability to access our SBIC facility and to exclude debt from our BDC asset coverage ratio, general market conditions, economic and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.

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

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act. As a business development company, or BDC, we are required to meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. If we satisfy these requirements, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. From time to time our wholly owned subsidiaries may execute transactions that trigger corporate-level tax liabilities. In such cases, we recognize a tax provision in the period when it becomes more likely than not that the taxable event will occur.

For the three months ended September 30, 2008, which represents our third quarter, we reported a net loss of $66.9 million, or $0.90 per fully diluted share, compared to net income of $23.0 million, or $0.35 per fully diluted share, for the three months ended September 30, 2007. Our net operating income during the third quarter of 2008 was $13.0 million, or $0.18 per fully diluted share, compared to $24.2 million, or $0.37 per fully diluted share, during the third quarter of 2007.

The $66.9 million net loss reported for the three months ended September 30, 2008, primarily reflects the recognition of $79.7 million of net investment losses during the third quarter of 2008. These investment losses included $9.5 million of realized losses on our investments and $70.2 million of unrealized depreciation, which represents valuation write-downs of several portfolio investments, including $48.2 million of unrealized depreciation on our investment in Broadview Network Holdings, Inc., or Broadview. The unrealized depreciation recognized on our Broadview investment and our other portfolio investments was due predominantly to a reduction in the multiples used to estimate the fair value of our investments and, to a lesser extent, the performance of some portfolio companies. The unrealized depreciation that we recognized on our Broadview investment this quarter is not indicative of the overall performance of that company; rather, it primarily reflects a decline in the multiple used to estimate the fair value of the investment. Broadview continues to perform satisfactorily.

The $13.0 million of net operating income that we reported for the quarter ended September 30, 2008 was consistent with our expectations for the quarter. The $11.2 million, or 46.3%, decrease in net operating income during the third quarter of 2008 from the same quarter in 2007 was attributable primarily to the absence of dividend income on our Broadview investment, which we ceased to accrete beginning in the quarter ended June 30, 2008, because our fair value for this investment represents Broadview’s enterprise value. A decrease in fee income resulting from lower origination activity also contributed to the decrease in our net operating income during the quarter ended September 30, 2008.

While the market has been extremely challenging and we have recorded valuation write-downs on our portfolio, we have managed our liquidity and BDC asset coverage ratio effectively through portfolio monetizations during the quarter. Our principal focus is on the opportunistic monetization of certain debt and equity investments in our portfolio so as to deleverage our balance sheet and build cash reserves, which we believe will enable us to improve shareholder value. We intend to build our cash position to a level that would give us the flexibility, if necessary, to repay our debt obligations in the event they are not renewed and to evaluate potential share repurchases and the resumption of shareholder distributions as the equity portfolio recovers from recent market disruptions. We expect that originations will not resume unless market conditions improve.

During the quarter ended September 30, 2008, we successfully monetized approximately $66.0 million of portfolio investments. The proceeds from five of these monetizations correlated closely with the reported fair value of the associated investments as of June 30, 2008; while we sold one investment for $5.3 million less than the fair value reported as of June 30, 2008. While we expect to continue to monetize our assets at similar levels over the course of the next several quarters, the timing of such monetizations is dependent largely upon future market conditions.

We are also focused on preserving our liquidity. In this regard, last quarter we announced the elimination of dividends for the balance of 2008, which was expected to preserve $40.0 million in capital. In addition, we made expense reductions that we anticipate will result in $12.0 million to $14.0 million of savings through December 2009. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which will significantly reduce our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009, which could be as low as zero for all of 2009. This action would preserve over $80.0 million in capital versus the dividend paid during the third quarter of 2008 of $0.27 per share. Variables that could necessitate a dividend in 2009 include the actual timing of gains and losses for tax purposes and equity investment monetizations. We will make decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, monetizations, our liquidity and our BDC asset coverage ratio at the time of such decision.

Recent Developments

In October 2008, we received exemptive relief from the Securities and Exchange Commission, or SEC, that is similar to relief granted to other BDCs that own and operate subsidiaries established under the Small Business Investment Act of 1958, as amended, or SBICs. This exemptive relief permits us to, among other things, effectively exclude debt issued by the U.S. Small Business Administration, or SBA, to Solutions Capital I, LP, one of our wholly owned subsidiaries, from our consolidated BDC asset coverage ratio. We believe that the access to the SBIC facility can be an important part of our strategy because any borrowings would effectively be excluded from our BDC asset coverage ratio and, subject to SBA approval, could be used for follow-on investments in our portfolio companies.

Portfolio Composition and Investment Activity

As of September 30, 2008, the fair value of our investment portfolio was $1,296.5 million, which represents a $248.6 million, or 16.1%, decrease from the $1,545.1 million fair value as of December 31, 2007. The following sections describe the composition of our investment portfolio as of September 30, 2008 and describe key changes in our portfolio during the nine months ended September 30, 2008.

PORTFOLIO COMPOSITION

The following table summarizes the composition of our investment portfolio at fair value:

(dollars in thousands)	September 30, 2008		December 31, 2007
	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments(a)
Senior secured debt	$383,493	29.6%	$479,214	31.0%
Subordinated debt
Secured	453,336	35.0	522,742	33.9
Unsecured	29,967	2.3	32,189	2.1

Total debt investments	866,796	66.9	1,034,145	67.0

Equity investments
Preferred equity	369,513	28.5	447,229	28.9
Common/Common equivalents equity	60,160	4.6	63,716	4.1

Total equity investments	429,673	33.1	510,945	33.0

Total investments(a)	$1,296,469	100.0%	$1,545,090	100.0%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both September 30, 2008 and December 31, 2007.

The following table summarizes our investment portfolio by industry at fair value:

(dollars in thousands)	September 30, 2008		December 31, 2007
	Investments at Fair Value(b)	Percent of Total Portfolio	Investments at Fair Value(b)	Percent of Total Portfolio
Telecommunications—CLEC	$183,722	14.2%	$255,483	16.5%
Communications—other	33,658	2.6	39,789	2.6
Healthcare	129,693	10.0	136,496	8.8
Cable	117,510	9.1	114,958	7.4
Business services	82,410	6.4	87,327	5.7
Food services	80,209	6.2	79,471	5.1
Broadcasting	67,177	5.2	88,105	5.7
Logistics	64,477	5.0	70,005	4.5
Entertainment	51,248	3.9	42,676	2.8
Plastic products	47,860	3.7	81,122	5.3
Sporting goods	47,115	3.6	46,959	3.0
Electronics	42,583	3.3	40,521	2.6
Technology	38,210	2.9	34,067	2.2
Laboratory instruments	36,608	2.8	54,527	3.5
Publishing	36,423	2.8	59,538	3.9
Consumer products	32,438	2.5	38,027	2.5
Home furnishings	32,225	2.5	49,255	3.2
Auto parts	29,765	2.3	34,393	2.2
Education	27,010	2.1	31,967	2.1
Industrial products	26,775	2.1	26,723	1.7
Insurance	21,821	1.7	22,410	1.5
Information services	15,058	1.2	37,465	2.4
Leisure activities	13,710	1.0	13,611	0.9
Other media	13,527	1.0	20,092	1.3
Other(a)	25,237	1.9	40,103	2.6

Total	$1,296,469	100.0%	$1,545,090	100.0%

(a)	No individual industry within this category exceeds 1%.
(b)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both September 30, 2008 and December 31, 2007.

As of September 30, 2008, our ten largest portfolio companies comprised 41.9% of the fair value of our investment portfolio. These ten customers accounted for 31.3% of our total revenue during the nine months ended September 30, 2008. As of September 30, 2008, approximately 16.8% of the fair value of our portfolio was invested in companies in the communications industry, of which 14.2% were competitive local exchange carriers, or CLECs. Our largest portfolio company, Broadview, which is a CLEC that represents 11.2% of the fair value of our portfolio. Our remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies. See Results of Operations for additional information regarding our investment in Broadview.

OVERVIEW OF CHANGES IN INVESTMENT PORTFOLIO

During the nine months ended September 30, 2008, we made $103.1 million of originations and advances to eight existing portfolio companies compared to $510.9 of originations and advances during the nine moths ended September 30, 2007. The following table summarizes our total portfolio investment activity during the nine months ended September 30, 2008 and 2007:

(in thousands)	Nine months ended September 30,
	2008(a)	2007(a)
Beginning investment portfolio	$1,545,090	$1,248,073
Originations and advances	103,097	509,930
Gross payments/reductions/sales of securities	(172,675)	(263,156)
Net unrealized (losses) gains	(175,032)	15,942
Net realized (losses) gains	(9,173)	15,085
Amortization of (additions to) unearned income	1,885	(828)
Reversals of unrealized depreciation (appreciation)	3,277	(10,089)

Ending investment portfolio	$1,296,469	$1,514,957

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both September 30, 2008 and September 30, 2007.

The following table shows our gross originations and advances during the nine months ended September 30, 2008 and 2007 by security type:

(dollars in thousands)	Nine months ended September 30,
	2008		2007
	$	% of Total	$	% of Total
Debt investments
Senior secured debt	$36,741	35.6%	$236,863	46.5%
Subordinated debt
Secured	39,671	38.5	133,995	26.3
Unsecured	2,218	2.2	24,559	4.8

Total debt investments	78,630	76.3	395,417	77.6

Equity investments
Preferred equity	24,430	23.7	108,210	21.2
Common/common equivalents equity	37	—	6,303	1.2

Total equity investments	24,467	23.7	114,513	22.4

Total gross originations and advances	$103,097	100.0%	$509,930	100.0%

The following table shows our gross payments, reductions, and sales of securities during the nine months ended September 30, 2008 and 2007 by security type:

(dollars in thousands)	Nine months ended September 30,
	2008		2007
	$	% of Total	$	% of Total
Debt investments
Senior secured debt	$100,993	58.5%	$127,908	48.6%
Subordinated debt
Secured	42,183	24.4	96,974	36.9
Unsecured	—	—	1,555	0.6

Total debt investments	143,176	82.9	226,437	86.1

Equity investments
Preferred equity	17,712	10.3	14,014	5.3
Common/common equivalents equity	11,787	6.8	22,705	8.6

Total equity investments	29,499	17.1	36,719	13.9

Total gross payments, reductions and sales of securities	$172,675	100.0%	$263,156	100.0%

During the nine months ended September 30, 2008 and 2007, our gross payments, reductions and sales of securities by transaction type included:

(in thousands)	Nine months ended September 30,
	2008	2007
Principal repayments	$83,384	$173,758
Scheduled principal amortization	39,430	36,770
Sale of equity investments	22,726	31,783
Senior loan sales	18,733	4,603
Collection of accrued paid-in-kind interest and dividends	8,402	16,242

Total gross payments, reductions and sales of securities	$172,675	$263,156

SIGNIFICANT CHANGES IN PORTFOLIO

During the quarter ended September 30, 2008, we generated approximately $66.0 million of additional liquidity by successfully monetizing our investments in six portfolio companies. In July 2008, we sold our equity investment in JUPR Holdings, Inc., or JUPR, to Forrester Research, Inc., for $23.0 million of cash plus approximately $700,000 of cash on the balance sheet, of which, we received $18.4 million for our equity investment, $1.0 million for the repayment of our debt investment, and the remainder of which was used for closing costs, option payouts, and a working capital adjustment reserve. In connection with this transaction, in July 2008, we realized $6.0 million of previously unrealized gains on our equity investment in JUPR. Earlier in July 2008, JUPR made a $1.0 million payment to us on its outstanding debt.

In August 2008, we redeemed all of our outstanding warrants in Wiesner Publishing Company, LLC for $5.8 million, resulting in a realized gain of $5.3 million. We redeemed these warrants in connection with the sale of the assets of WiesnerMedia, LLC to Summit Business Media Intermediate Holding Company, LLC, one of our non-affiliate investments, in July 2008. In September 2008, we sold substantially all of the assets of Working Mother Media, Inc. for net proceeds of $4.3 million, which resulted in a $5.3 million loss in addition to a previous $15.4 million fair value adjustment.

During the quarter ended September 30, 2008, also we monetized debt investments totaling $35.8 million through the repayments and sales of debt obligations of MicroCal Holdings, LLC, Stratford School Holdings, LLC, and B & H Education, Inc. No gains or losses were recognized on these transactions.

During July 2008, in connection with a $15.0 million debt and equity investment by NCR Corporation, or NCR, into TNR Holdings Corp., or TNR Holdings, we also converted our securities into preferred equity of TNR Holdings, and invested $2.0 million in debt. The following table summarizes the conversion of our debt investment in TNR Holdings into equity.

(dollars in thousands)	Nine months ended September 30, 2008
Debt investments
Senior secured debt	$(16,324)
Secured subordinated debt	(12,437)

Total debt investments	(28,761)
Preferred equity	28,761

Net	$—

In addition to the conversion shown in the above table, we also originated $2.0 million of senior debt to TNR Holdings during the quarter ended September 30, 2008.

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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of September 30, 2008 and December 31, 2007:

(dollars in thousands)	September 30, 2008			December 31, 2007
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$848,115	(a)	65.4%	$1,107,050	(a)	71.6%
2	172,376		13.3	207,668		13.4
3	263,988		20.4	180,193		11.7
4	—		—	20,113		1.3
5	11,990		0.9	30,066		2.0

	$1,296,469		100.0%	$1,545,090		100.0%

(a)

As of September 30, 2008 and December 31, 2007, Investment Rating “1” includes $469.1 million and $620.6 million, respectively, of loans to companies in which we also hold equity securities or for which we realized a gain on our equity investment.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:

	September 30, 2008(a)		December 31, 2007(a)
(dollars in thousands)	Fair Value	% of Loan Portfolio	Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$1,778	0.21%	$28	—%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$1,778	0.21%	$28	—%

Loans on non-accrual status(b)
0 to 90 days past due	$34,976	4.03%	$67,378	6.52%
Greater than 90 days past due	1,778	0.21	28	—

Total loans on non-accrual status(b)	$36,754	4.24%	$67,406	6.52%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both September 30, 2008 and December 31, 2007.
(b)

The $30.7 million decrease from December 31, 2007 to September 30, 2008 primarily resulted from unrealized depreciation on loans to Cleartel Communications, Inc. of $25.2 million, as well as an $11.6 million decrease resulting from the sale of Working Mother Media, Inc., and $1.4 million of decreases in the fair value of loans that were on non-accrual status as of December 31, 2007. In addition, the conversion of certain debt in TNR Entertainment Corp. to equity in TNR Holding Corp., resulted in a $25.8 million reduction in non-accrual loans. These decreases were partially offset by the placement of $33.3 million of other loans on non-accrual status, including $27.7 million of loans made to portfolio companies in the broadcasting industry.

One of the largest decreases in the fair value of non-accrual loans resulted from a reduction in the fair value of our investment in Cleartel. Cleartel, a CLEC that primarily serves residential customers, is one of our control investments. Since the first quarter of 2007, this investment has been, and will continue to be, on non-accrual status for the foreseeable future. As of December 31, 2007, our Cleartel investment had a fair value of $25.2 million, which represented 1.6% of the fair value of our investments. During the first nine months of fiscal 2008, we advanced $8.0 million to Cleartel to support its operations. Subsequently, as of June 30, 2008, we concluded that the fair value of this investment was zero. In addition, we own preferred stock and 100% of the common stock of Cleartel, both of which had fair values of zero as of September 30, 2008 and December 31, 2007.

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

The following table summarizes the components of our net (loss) income for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,		Variance
(dollars in thousands)	2008	2007	$	Percentage
Revenue
Interest and dividend income
Interest income	$26,825	$31,132	$(4,307)	(13.8)%
Dividend income	2,751	12,607	(9,856)	(78.2)
Loan fees	807	1,390	(583)	(41.9)

Total interest and dividend income	30,383	45,129	(14,746)	(32.7)
Advisory fees and other income	913	1,953	(1,040)	(53.3)

Total revenue	31,296	47,082	(15,786)	(33.5)

Operating expenses
Interest expense	7,991	11,888	(3,897)	(32.8)
Employee compensation
Salaries and benefits	4,081	6,186	(2,105)	(34.0)
Amortization of employee restricted stock	1,802	2,120	(318)	(15.0)

Total employee compensation	5,883	8,306	(2,423)	(29.2)
General and administrative expense	4,408	2,640	1,768	67.0

Total operating expenses	18,282	22,834	(4,552)	(19.9)

Net operating income before investment gains and income tax provision	13,014	24,248	(11,234)	(46.3)
Net investment (losses) gains before income tax provision	(79,724)	2,205	(81,929)	NM

Income tax provision	236	3,434	(3,198)	(93.1)

Net (loss) income	$(66,946)	$23,019	$(89,965)	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income, loan fees and advisory fees and other income. During the three months ended September 30, 2008, our revenues were $31.3 million, which represents a $15.8 million, or 33.5%, decrease from the same quarter in 2007. This decline was composed primarily of a $9.9 million, or 78.2%, decrease in dividend income; a $4.3 million, or 13.8%, decrease in interest income; a $1.0 million, or 53.3%, decrease in advisory fees and other income; and a $0.6 million, or 41.9%, decrease in loan fee income. The following sections describe the reasons for these variances.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on those investments. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates and the balance of loans on non-accrual status for which we are not accruing interest. During the three months ended September 30, 2008, the total yield on our average debt portfolio at fair value was 11.9% compared to 12.2% for the three months ended September 30, 2007. The weighted average LIBOR rate was 2.9% during the three months ended September 30, 2008, compared with 5.5% during the three months ended September 30, 2007. The spread to average LIBOR on our average loan portfolio at fair value for the three months ended September 30, 2008 was 9.0% compared to 6.7% during the three months ended September 30, 2007, reflecting higher interest reset rates.

During the three months ended September 30, 2008, interest income was $26.8 million, compared to $31.1 million during the three months ended September 30, 2007, which represents a $4.3 million, or 13.8%, decrease. This decrease reflected a $6.0 million decrease resulting from the reduction in LIBOR and a $3.6 million decrease from lower average loan balances. This decrease was partially offset by $4.7 million of increases resulting from the increase in our average spread to LIBOR and a $0.6 million increase resulting from a change in the average daily balance of loans in non-accrual status.

Interest income includes certain amounts that we have not received in cash, such as contractual paid-in-kind, or PIK, interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid by either contract or the portfolio company’s choice, but is generally paid at the end of the loan term. The following table shows the PIK related activity for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,
(in thousands)	2008	2007
Beginning PIK loan balance	$19,965	$11,831
PIK interest earned during the period	3,659	4,346
Interest receivable converted to PIK	1,449	971
Principal payments of cash on PIK loans	(511)	(1,454)
PIK converted to other securities	(889)	—
PIK loans purchased	—	—

Ending PIK loan balance	$23,673	$15,694

DIVIDEND INCOME

We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends received on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio, and the ability of the portfolio companies to declare and pay dividends. Our dividend activity for the three months ended September 30, 2008 and 2007 was as follows:

	Three months ended September 30,
(in thousands)	2008	2007
Beginning accrued dividend balance	$89,625	$52,324
Dividend income earned during the period	2,751	12,607
Payment of dividends	(2,852)	(79)

Ending accrued dividend balance	$89,524	$64,852

Dividend income was $2.8 million during the three months ended September 30, 2008, which represents a $9.9 million, or 78.2%, decrease from the same quarter last year. Approximately, $7.5 million of the decrease is due to our suspension of the accretion of dividends from our preferred stock investments in Broadview. We are entitled to dividends on our Broadview preferred stock investment, which accumulate and compound quarterly at an annual rate of 12.0% on $291.6 million, but are not payable in cash on a current basis. While Broadview continues to perform in accordance with our expectations, beginning in the second quarter of 2008, we ceased accreting dividends in Broadview because the fair value of our investment in Broadview reflects that company’s enterprise value. Also contributing to the decrease in dividend income during the quarter ended September 30, 2008, was the absence of $1.6 million of dividend income from our former investment in JUPR Holdings, Inc., or JUPR, which we sold during July 2008.

LOAN FEES

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary. Loan fees decreased $0.6 million, or 41.9%, for the three months ended September 30, 2008 compared to the same period in 2007 primarily because of decreased loan origination activity.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily includes fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. Advisory fees and other income was $0.9 million for the three months ended September 30, 2008, which represents a $1.0 million, or 53.3%, decrease from the three months ended September 30, 2007. This decrease resulted primarily from lower loan origination activity during the three months ended September 30, 2008, as compared to the same period in 2007.

TOTAL OPERATING EXPENSES

Total operating expenses include interest, employee compensation and general and administrative expenses. During the three months ended September 30, 2008, we incurred $18.3 million of operating expenses, which represents a $4.6 million, or 19.9%, decrease from the same quarter last year. This decrease was composed of a $3.9 million decrease in interest expense and a $2.4 million decrease in employee compensation costs. These decreases were partially offset by a $1.8 million increase in general and administrative expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

Interest expense was $8.0 million during the quarter ended September 30, 2008, representing a $3.9 million, or 32.8%, decrease from the same period last year. The previously described reduction in average LIBOR from 5.5% during the three months ended September 30, 2007 to 2.9% during the three months ended September 30, 2008, resulted in a $4.4 million decrease in interest expense. Interest expense also decreased $0.6 million because of a decrease in our weighted-average borrowings during the quarter ended September 30, 2008, from the same quarter last year. These decreases were partially offset by $0.7 million of additional interest expense resulting from a widening of the interest rate spread from 1.0% during the three months ended September 30, 2007 to 1.4% during the three months ended September 30, 2008; as well as $0.4 million of additional interest expense resulting from increases in our amortization of debt costs.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the quarter ended September 30, 2008, our employee compensation expense was $5.9 million, which represents a $2.4 million, or 29.2%, decrease from the same quarter in 2007. Salaries and benefits decreased by $2.1 million, or 34.0%, primarily because of the implementation of our corporate restructuring initiative, which included decreases in accrued bonuses for 2008 and a reduction in force beginning August 27, 2008.

During the quarter ended September 30, 2008, we recognized $1.8 million of compensation expense related to restricted stock awards, compared to $2.1 million for the quarter ended September 30, 2007, which represents a $0.3 million, or 15.0%, decrease. The lapsing of forfeiture provisions for previously granted restricted stock accounted for the reduction in the amortization of employee restricted stock, partially offset by additional amortization that we recognized on 666,000 shares of restricted stock awarded to employees during the quarter ended September 30, 2008 under our 2006 Employee Restricted Stock Plan, including 648,000 shares of restricted stock granted as part of the MCG Capital Corporation Retention Program.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $4.4 million during the three months ended September 30, 2008, representing a $1.8 million, or 67.0%, increase over the same period in 2007. Approximately $1.0 million of this increase was attributable to corporate restructuring charges recognized in the quarter ended September 30, 2008. In addition, depreciation expense and professional fees increased by $0.4 million and $0.3 million, respectively, and other miscellaneous general and administrative costs accounted for the remaining $0.1 million increase.

NET OPERATING INCOME BEFORE NET INVESTMENT (LOSSES) GAINS INCOME TAX PROVISION

Net operating income before net investment (losses) gains and income tax provision for the three months ended September 30, 2008 totaled $13.0 million, compared with $24.2 million for the three months ended September 30, 2007. This decrease is due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

Distributable net operating income, or DNOI, is net operating income before investment gains and losses and income tax provision, as determined in accordance with GAAP, adjusted for amortization of employee restricted stock awards. Amortization of employee restricted stock awards represents non-cash company expense. DNOI includes PIK interest and dividend income that generally are not payable on a regular basis, but rather at maturity or when declared. DNOI is not an alternative to measures computed in accordance with GAAP, such as net operating income, net income, earnings per share and cash flows. Instead, DNOI is a non-GAAP metric that provides supplemental information about our business performance to consider together with GAAP measures.

DNOI for the three months ended September 30, 2008 was $14.9 million, or $0.20 per share, compared to $26.4 million, or $0.40 per share, for the three months ended September 30, 2007. The following table reconciles our reported net operating income before investment gains and losses and provision for income taxes to DNOI for the quarters ended September 30, 2008 and 2007:

	Three months ended September 30,
(in thousands, except per share data)	2008		2007
Net operating income before investment gains and losses and income tax provision	$13,014		$24,248
Amortization of employee restricted stock awards	1,890	(c)	2,120

DNOI	$14,904	(c)	$26,368

Weighted-average common shares outstanding(a)
Basic	74,296		65,537
Diluted	74,296		65,556

(Loss) earnings per common share—basic and diluted	$(0.90)		$0.35
Net operating income before investment gains and losses and income tax provision per common share—basic and diluted	$0.18		$0.37
DNOI per common share—basic and diluted(b)	$0.20		$0.40

(a)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 5—Capital Stock and Note 8—(Loss) Earnings Per Share in the Notes to our Condensed Consolidated Financial Statements for additional information about the rights offering, the associated bonus element and its estimated impact on our net asset value per common share.

(b)

DNOI is net operating income before investment (losses) gains and income tax provision, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, adjusted for amortization of employee restricted stock awards. Amortization of employee restricted stock awards represents a non-cash company expense. DNOI includes paid-in-kind, or PIK, interest and dividend income that generally are not payable on a regular basis, but rather at maturity or when declared. DNOI is not an alternative to measures computed in accordance with GAAP, such as net operating income, net income, earnings per share and cash flows. Instead, DNOI is a non-GAAP metric that provides supplemental information about our business performance to consider together with GAAP measures.

(c)

Includes $88 of amortization of employee restricted stock awards associated with our corporate restructuring. These expenses are reported as general and administrative expenses on our Consolidated Statements of Operations.

NET INVESTMENT (LOSSES) GAINS BEFORE INCOME TAX PROVISION

During the three months ended September 30, 2008, we incurred $79.7 million of net investment losses before income tax provision, compared to a $2.2 million gain during the same period in 2007. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (depreciation) appreciation. We reverse unrealized (depreciation) appreciation, upon realizing the loss or gain.

The following table summarizes our realized and unrealized (losses) and gains on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended September 30, 2008:

(dollars in thousands)		Three months ended September 30, 2008
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss)/ Gain
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(48,189)	$—	$(48,189)
Intran Media, LLC	Other Media	Control	—	(6,115)	—	(6,115)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(5,694)	—	(5,694)
Working Mother Media, Inc.	Publishing	Control	(20,750)	—	15,404	(5,346)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(5,273)	—	(5,273)
National Product Services, Inc.	Business Services	Control	—	(4,097)	—	(4,097)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(3,249)	—	(3,249)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(2,762)	—	(2,762)
Philadelphia Newspapers, LLC	Newspaper	Non-affiliate	—	(1,596)	—	(1,596)
G&L Investment Holdings, LLC	Insurance	Non-affiliate	—	(1,205)	—	(1,205)
Cruz Bay Publishing, Inc.	Publishing	Non-affiliate		(1,083)	—	(1,083)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(1,037)	—	(1,037)
Coastal Sunbelt, LLC	Food Services	Control	—	(1,034)	—	(1,034)
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	5,344	—	(5,503)	(159)
Stratford School Holdings, Inc.	Education	Affiliate	—	4,624	—	4,624
MCI Holdings LLC	Healthcare	Non-affiliate	—	2,458	—	2,458
Avenue Broadband LLC	Cable	Control	—	2,329	—	2,329
Jenzabar, Inc.	Technology	Non-affiliate	—	1,423	—	1,423
JUPR Holdings, Inc.	Information Services	Control	5,994	—	(5,958)	36
Other (< $1 million net (loss) gain)			(51)	(3,621)	(83)	(3,755)

Total			$(9,463)	$(74,121)	$3,860	$(79,724)

As shown in the above table, we recorded $48.2 million of unrealized depreciation on Broadview, primarily resulting from a reduction of the multiples that we used to estimate Broadview’s fair value. In September 2008, we also sold substantially all of the assets of Working Mother Media, Inc., for net proceeds of $4.3 million, which resulted in a $5.3 million loss in addition to $15.4 million of unrealized depreciation on this investment reported as of June 30, 2008. We also sold our investments in Wiesner Publishing Company, LLC and JUPR Holdings, Inc. for approximately fair value of these investments reported as of June 30, 2008. These changes and the remaining unrealized depreciation shown in the above table predominantly resulted from a change in the multiples that we used to estimate the fair value of the investments and, to a lesser extent, the performance of some portfolio companies.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended September 30, 2007:

(dollars in thousands)			Three months ended September 30, 2007
Portfolio Company	Industry	Type	Realized Gain	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Depreciation	Net Gain/ (Loss)
Superior Industries Investors, LLC	Sporting Goods	Control	$—	$12,202	$—	$12,202
Jenzabar, Inc.	Technology	Non-affiliate	—	6,577	—	6,577
On Target Media, LLC	Other Media	Affiliate	—	5,431	—	5,431
Costal Sunbelt, LLC	Food Services	Control	—	5,218	—	5,218
JetBroadband Holdings, LLC	Cable	Control	—	3,346	—	3,346
D&B Towers	Communications	Control	—	1,641	—	1,641
JUPR Holdings, Inc.	Information Services	Non-affiliate	—	1,573	—	1,573
InTran Media, LLC	Other Media	Control	—	(2,550)	—	(2,550)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(2,885)	—	(2,885)
TNR Entertainment Corp.	Entertainment	Control	—	(3,000)	—	(3,000)
Cleartel Communications, Inc.	Communications	Control	—	(24,647)	—	(24,647)
Other (<$1 million net (loss) gain)			3,240	(1,470)	(2,471)	(701)

Total			$3,240	$1,436	$(2,471)	$2,205

Our board of directors is responsible for determining the fair value of our portfolio investments on a quarterly basis. As part of our process for determining the fair value of our portfolio investments, we retain independent valuation firms to perform independent valuations on certain of our portfolio companies and review certain of our fair value determinations. Our board considers these independent valuations and reviews in its determinations of the fair value of our portfolio companies. We intend to continue to engage these independent valuation firms to conduct independent valuations and review certain valuations of investments in our portfolio.

Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that has a fair value in excess of $5.0 million. Over the last four quarters, independent valuation firms performed independent valuations or reviewed valuations of 52 portfolio companies, representing $1,224.7 million, or 94.5%, of the fair value of our total portfolio investments and $384.7 million, or 89.5%, of the fair value of our equity portfolio investments.

INCOME TAX PROVISION

During the three months ended September 30, 2008 and 2007, we recorded an income tax provision of $0.2 million and $3.4 million, respectively. Our income taxes relate primarily to unrealized gains and losses on investments owned by our taxable subsidiaries.

NET (LOSS) INCOME

During the three months ended September 30, 2008, we incurred a net loss of $66.9 million, compared to $23.0 million of net income during the three months ended September 30, 2007. The decrease in net income is attributable to the items discussed above.

Comparison of the Nine Months Ended September 30, 2008 and 2007

The following table summarizes the components of our net income for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,		Variance
(dollars in thousands)	2008	2007	$	Percentage
Revenue
Interest and dividend income
Interest income	$82,873	$90,143	$(7,270)	(8.1)%
Dividend income	17,429	35,582	(18,153)	(51.0)
Loan fees	2,620	3,462	(842)	(24.3)

Total interest and dividend income	102,922	129,187	(26,265)	(20.3)
Advisory fees and other income	2,470	8,225	(5,755)	(70.0)

Total revenue	105,392	137,412	(32,020)	(23.3)

Operating expenses
Interest expense	26,706	31,535	(4,829)	(15.3)
Employee compensation
Salaries and benefits	13,673	18,052	(4,379)	(24.3)
Amortization of employee restricted stock	5,406	7,126	(1,720)	(24.1)

Total employee compensation	19,079	25,178	(6,099)	(24.2)

General and administrative expense	12,377	7,911	4,466	56.5

Total operating expenses	58,162	64,624	(6,462)	(10.0)

Net operating income before investment (losses) gains and income tax provision	47,230	72,788	(25,558)	(35.1)

Net investment (losses) gains before income tax provision	(180,610)	21,598	(202,208)	NM

Income tax provision	568	2,867	(2,299)	(80.2)

Net (loss) income	$(133,948)	$91,519	$(225,467)	NM

NM=Not Meaningful

TOTAL REVENUE

During the nine months ended September 30, 2008, our total revenues were $105.4 million, which represents a $32.0 million, or 23.3%, decrease from the same period in 2007. This decline was composed primarily of an $18.2 million, or 51.0%, decrease in dividend income; a $7.3 million, or 8.1%, decrease in interest income; a $5.8 million, or 70.0%, decrease in advisory fees and other income; and a $0.8 million, or 24.3%, decrease in loan fees.

INTEREST INCOME

During the nine months ended September 30, 2008, the total yield on our average debt portfolio at fair value was 11.6% compared to 12.7% for the same nine-month period in 2007. The spread to average LIBOR on our average loan portfolio at fair value for the nine months ended September 30, 2008 was 8.7% compared to 7.3% during the nine months ended September 30, 2007, reflecting timing differences between changes in LIBOR and subsequent reset dates on LIBOR-based loans in our portfolio, as well as a widening of the margins on our debt investments.

During the nine months ended September 30, 2008, interest income was $82.9 million, which represents a $7.3 million, or 8.1%, decrease. This decrease reflected a $12.1 million decrease resulting from a 241 basis point reduction in average LIBOR and a $5.8 million decrease in interest income resulting from an increase in the average daily balance of loans that are on non-accrual status. In addition, interest income decreased $2.5 million as a result of the receipt of previously unaccrued income received from PIK investments during the nine months ended September 30, 2007, which exceeded the previously unaccrued income received from PIK investments during the nine months ended September 30, 2008. These decreases were partially offset by a $13.7 million increase in interest income resulting from a 135 basis point increase in our spread to LIBOR.

The following table shows our PIK related activity for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
(in thousands)	2008	2007
Beginning PIK loan balance	$17,685	$11,104
PIK interest earned during the period	10,855	13,830
Interest receivable converted to PIK	4,170	1,738
Principal payments of cash on PIK loans	(4,881)	(10,650)
PIK loans converted to other securities	(4,156)	(730)
PIK loans purchased	—	402

Ending PIK loan balance	$23,673	$15,694

DIVIDEND INCOME

Our dividend activity during the nine months ended September 30, 2008 and 2007 was as follows:

	Nine months ended September 30,
(in thousands)	2008	2007
Beginning accrued dividend balance	$75,614	$33,553
Dividend income earned during the period	17,429	35,582
Payment of dividends	(3,519)	(4,283)

Ending accrued dividend balance	$89,524	$64,852

Dividend income was $17.4 million during the nine months ended September 30, 2008, representing an $18.2 million, or 51.0%, decrease from the same period last year. As discussed previously, during the second quarter in fiscal 2008, we stopped accreting dividends on our Broadview investment, because our fair value reflects the full value of this investment. As a result, during the nine months ended September 30, 2008, we accreted $8.0 million of dividends from our Broadview investment, which represents a $14.0 million, or 63.6%, decrease from the same period last year. In addition, the sale of our equity investment in Superior Publishing Corporation in fiscal 2007 resulted in a $3.4 million decrease in the dividends that we recognized during the nine months ended September 30, 2008. In addition, the sale of our equity holdings in JUPR Holdings, Inc., in July 2008, resulted in a $1.1 million decrease in dividend income during the nine months ended September 30, 2008.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income were $2.5 million for the nine months ended September 30, 2008, which represents a $5.8 million, or 70.0%, decrease from the nine months ended September 30, 2007. This decrease was due primarily to lower loan origination activity during the first nine months of 2008, which we anticipate will continue to remain below 2007 levels.

TOTAL OPERATING EXPENSES

During the nine months ended September 30, 2008 and 2007, we incurred $58.1 million of operating expenses, representing a $6.5 million, or 10.0%, decrease. This decrease resulted from a $6.1 million decrease in employee compensation expenses and a $4.8 million decrease in interest expense. These decreases were partially offset by a $4.4 million increase in general and administrative expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

Interest expense was $26.7 million, during the nine months ended September 30, 2008, which represents a $4.8 million, or 15.3%, decrease from the same period last year. The previously described 241 basis point reduction in average LIBOR rates during the nine months ended September 30, 2008, resulted in a $12.1 million decrease in interest expense. This decrease was partially offset by: $3.6 million of additional interest expense resulting from higher average borrowing balances; $3.0 million of additional interest expense, as a result of a widening of the interest rate spread from 1.0% during the nine months ended September 30, 2007 to 1.7% during the nine months ended September 30, 2008; and $0.7 million from additional interest expense, resulting from increases in our amortization of debt costs.

EMPLOYEE COMPENSATION

During the nine months ended September 30, 2008, our employee compensation expenses were $19.1 million, which represents a $6.1 million, or 24.2%, decrease from the same period in 2007. Salaries and benefits decreased by $4.4 million, or 24.3%, primarily because of our corporate restructuring, which resulted in decreased incentive bonuses for 2008 and a 27% reduction in force. During the nine months ended September 30, 2008, we recognized $5.4 million of compensation expense related to restricted stock awards, compared to $7.1 million for the comparable period in 2007, representing a $1.7 million, or 24.1%, decrease. The lapsing of forfeiture provisions for previously granted restricted stock accounted for the reduction in the amortization of employee restricted stock, partially offset by additional amortization that we recognized on 1,211,000 shares of restricted stock awarded to employees during the nine months ended September 30, 2008 under our 2006 Employee Restricted Stock Plan, or Employee Plan, including 648,000 shares of restricted stock granted part of the Retention Program.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $12.4 million during the nine months ended September 30, 2008, representing a $4.4 million, or 56.5%, increase over the same period in 2007. Approximately $1.0 million of this increase was attributable to corporate restructuring charges recognized during the third quarter of 2008. In addition, depreciation expense increased $0.8 million, facilities costs increased $0.4 million, and professional and other fees increased by $0.7 million. In addition, approximately $0.7 million of this increase was attributable to fees paid for borrowing facility transactions that were not consummated. Other miscellaneous general and administrative costs accounted for the remaining $0.9 million increase.

NET OPERATING INCOME BEFORE NET INVESTMENT (LOSSES) GAINS AND INCOME TAX PROVISION

Net operating income before net investment (losses) gains and income tax provision for the nine months ended September 30, 2008 totaled $47.2 million, compared with $72.8 million for the nine months ended September 30, 2007. This decrease is due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

DNOI for the nine months ended September 30, 2008 was $52.7 million, or $0.74 per share, compared to $79.9 million, or $1.26 per share, for the nine months ended September 30, 2007. The following table reconciles our reported net operating income before investment gains and losses and provision for income taxes to DNOI for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
(in thousands, except per share data)	2008		2007
Net operating income before investment gains and losses and income tax provision	$47,230		$72,788
Amortization of employee restricted stock awards	5,494	(c)	7,126

DNOI(b)	$52,724	(c)	$79,914

Weighted-average common shares outstanding(a)
Basic	71,526		63,378
Diluted	71,526		63,381

(Loss) earnings per common share—basic and diluted	$(1.87)		$1.44
Net operating income before investment gains and losses and provision for income taxes per common share—basic and diluted	$0.66		$1.15
DNOI per share—basic and diluted(b)	$0.74		$1.26

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

(b)

DNOI is net operating income before investment (losses) gains and income tax provision, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, adjusted for amortization of employee restricted stock awards. Amortization of employee restricted stock awards represents a non-cash company expense. DNOI includes paid-in-kind, or PIK, interest and dividend income that generally are not payable on a regular basis, but rather at maturity or when declared. DNOI is not an alternative to measures computed in accordance with GAAP, such as net operating income, net income, earnings per share and cash flows. Instead, DNOI is a non-GAAP metric that provides supplemental information about our business performance to consider together with GAAP measures.

(c)

Includes $88 of amortization of employee restricted stock awards associated with our corporate restructuring. These expenses are reported as general and administrative expenses on our Consolidated Statements of Operations.

NET INVESTMENT (LOSSES) GAINS BEFORE INCOME TAX PROVISION

The following table summarizes our realized and unrealized (losses) and gains on investments and our changes in our unrealized (depreciation) appreciation on investments for the nine months ended September 30, 2008:

(in thousands)			Nine months ended September 30, 2008
Portfolio Company	Industry	Type	Realized (Depreciation)/ Appreciation	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss)/ Gain
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(52,242)	$—	$(52,242)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(36,300)	—	(36,300)
Cleartel Communications, Inc.	Communications	Control	—	(33,243)	—	(33,243)
Working Mother Media, Inc.	Publishing	Control	(20,750)	(7,089)	15,404	(12,435)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(12,309)	—	(12,309)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(8,053)	—	(8,053)
Intran Media, LLC	Other Media	Control	—	(6,843)	—	(6,843)
National Product Services, Inc.	Business Services	Control	—	(6,111)	—	(6,111)
JetBroadband Holdings, LLC	Cable	Control	—	(5,232)	—	(5,232)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(4,668)	—	(4,668)
Philadelphia Newspapers, LLC	Newspaper	Non-affiliate	—	(4,228)	—	(4,228)
Coastal Sunbelt, LLC	Food Services	Control	—	(4,127)	—	(4,127)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(3,708)	—	(3,708)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(3,210)	—	(3,210)
Orbitel Holdings, LLC	Cable	Control	—	(2,533)	—	(2,533)
Cruz Bay Publishing, Inc.	Publishing	Non-affiliate	—	(1,497)	—	(1,497)
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	—	(1,481)	—	(1,481)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(1,240)	—	(1,240)
Teleguam Holdings, LLC	Communications	Non-affiliate	—	(1,232)	—	(1,232)
G&L Investment Holdings, LLC	Insurance	Non-affiliate	—	(1,205)	—	(1,205)
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-affiliate	—	(1,017)	—	(1,017)
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	(1,003)	—	(1,003)
Stratford School Holdings, Inc.	Education	Affiliate	—	7,356	—	7,356
Avenue Broadband LLC	Cable	Control	—	6,128	—	6,128
LMS Intellibound Investors, LLC	Logistics	Control	—	4,894	—	4,894
MCI Holdings LLC	Healthcare	Non-affiliate	—	4,162	—	4,162
Jenzabar, Inc.	Technology	Non-affiliate	—	3,729	—	3,729
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	5,344	2,169	(5,503)	2,010
JUPR Holdings, Inc.	Information	Control	5,994	1,714	(5,958)	1,750
Other (<$1 million net (loss) gain)			284	(6,759)	(247)	(6,722)

Total			$(9,128)	$(175,178)	$3,696	$(180,610)

As shown in the above table, we recorded $52.2 million of unrealized depreciation on Broadview during the nine months ended September 30, 2008, primarily because of a reduction in the multiples used in the estimate of the fair value of Broadview. We also took a $36.3 million unrealized loss on Jet Plastica Investors, LLC, or Jet Plastica, during the nine months ended September 30, 2008. This loss on Jet Plastica is a result of underperformance related primarily to substantial increases in Jet Plastica’s raw materials cost, which was caused by significant increases in oil prices. We believe we may recover part, or all of this loss, if Jet Plastica is able to recover cost increases and improve its financial performance. We recorded a $33.2 million unrealized loss on Cleartel, which writes down the fair value of our investment in Cleartel to zero. The remaining net unrealized depreciation changes predominantly resulted from a reduction in the multiples used to estimate the fair value of the investments and, to a lesser extent, the performance of some portfolio companies.

In September 2008, we also sold substantially all the assets of Working Mother, for net proceeds of $4.3 million, which resulted in a $5.3 million loss in addition to a reversal of our previously recorded $15.4 million unrealized loss on this investment. We also sold our investments in Wiesner Publishing Company, LLC and JUPR Holdings, Inc. for approximately the recorded fair value of these investments as of June 30, 2008.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the nine months ended September 30, 2007:

(in thousands)			Nine months ended September 30, 2007
Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net Gain/ (Loss)
Cleartel Communications, Inc.	Communications	Control	$—	$(24,647)	$—	$(24,647)
TNR Entertainment Corp.	Entertainment	Control	—	(3,000)	—	(3,000)
Intran Media, LLC	Other Media	Control	—	(2,550)	—	(2,550)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(2,437)	—	(2,437)
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Non-affiliate	—	(1,216)	—	(1,216)
Superior Industries Investors, LLC	Sporting Goods	Control	—	14,954	—	14,954
Jenzabar, Inc.	Technology	Non-affiliate	—	8,594	—	8,594
On Target Media, LLC	Other Media	Affiliate	—	6,980	—	6,980
Coastal Sunbelt, LLC	Food Services	Control	—	5,218	—	5,218
Superior Publishing Corporation	Newspaper	Control	4,793	(140)	(740)	3,913
JetBroadband Holdings, LLC	Cable	Control	—	3,346	—	3,346
Jet Plastica Investors, LLC	Plastic Products	Control	—	3,272	—	3,272
Stratford School Holdings, Inc.	Education	Affiliate	—	1,582	—	1,582
JUPR Holdings, Inc.	Information Services	Control	—	1,573	—	1,573
Dick Clark Productions, Inc.	Broadcasting	Non-affiliate	5,978	—	(4,491)	1,487
Total Sleep Holdings, Inc.	Healthcare	Control	—	1,407	—	1,407
Crystal Media Network, LLC	Broadcasting	Control	—	1,308	—	1,308
National Product Services, Inc.	Business Services	Control	—	1,089	—	1,089
Other(<$1 million net (loss) gain)			5,301	501	(5,077)	725

Total			$16,072	$15,834	$(10,308)	$21,598

INCOME TAX PROVISION

During the nine months ended September 30, 2008, we recorded a $0.6 million income tax provision, compared to a $2.9 million provision during the nine months ended September 30, 2007. Our income taxes primarily relate to unrealized gains and losses on investments owned by our taxable subsidiaries.

NET (LOSS) INCOME

During the nine months ended September 30, 2008, we incurred a $133.9 million net loss, compared to $91.5 million of net income during the nine months ended September 30, 2007. This decrease is attributable to the items discussed above.

Financial Condition, Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

As of September 30, 2008 and December 31, 2007, we had $19.3 million and $23.3 million, respectively, in cash and cash equivalents. In addition, at September 30, 2008 and December 31, 2007, we had $41.1 million and $37.0 million, respectively, in cash, securitization accounts, as well as $1.4 million and $4.0 million, respectively, of restricted cash. We primarily invest cash on hand in interest-bearing deposit accounts. Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts, as well as cash that we have earmarked for deposit into the securitization account pursuant to securitization requirements. In certain cases, we must use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements, while in other cases we may use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we earn on temporary cash investments. Beginning in fiscal year 2008, we reformatted our Consolidated Statements of Cash Flows to combine our operating and investing activities into one section. We believe that this presentation better reflects the nature of our business as a business development company.

For the nine months ended September 30, 2008, our operating activities provided $122.6 million of net cash, which represents a $283.2 million increase over the nine months ended September 30, 2007. This increase was due primarily to a $387.0 million decrease in portfolio investments, partially offset by an $82.0 million decrease in principal collections related to investment repayments or sales and a $25.6 million decrease net operating income. During the nine months ended September 30, 2008, we used $126.6 million of cash for our financing activities, compared to $150.8 million of cash provided during the nine months ended September 30, 2007. This change was due primarily to net payments on borrowings of $98.1 million for the nine months ended September 30, 2008 compared to $137.9 million of proceeds from borrowings for the nine months ended September 30, 2007. In addition, the proceeds from common stock issuance decreased to $57.1 million during the nine months ended September 30, 2008 from $95.2 million during the same period in 2007.

CURRENT MARKET CONDITIONS

During the quarter ended September 30, 2008, the state of the economy in the U.S. and abroad continued to deteriorate to what many believe is a recession, which could be long-term. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization of 2008 in early October 2008. In addition, the stock market has declined significantly, with both the S&P 500 and the NASDAQ Global Select Market (on which MCG trades), declining by over 30% between June 30, 2008 and October 24, 2008. These events have significantly constrained the availability of debt and equity capital for the market as a whole, and the financial services sector in particular. Further, these and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and businesses.

Consistent with other companies in the financial services sector, we have been affected adversely by many of these events. Between June 30, 2008 and October 24, 2008, the closing price of our common stock dropped by nearly 80% and is trading at less than 10% of our net asset value, thereby limiting our ability to issue new equity. In addition, the deterioration in consumer confidence and a general reduction in spending by both consumers and businesses has adversely affected a number of the industries in which some of our portfolio companies operate and has led to an overall reduction in many of the comparable multiples that we use to estimate the fair value of certain companies in our investment portfolio. Consequently, during the quarter ended September 30, 2008, we recognized nearly $70 million of unrealized depreciation on our investment portfolio primarily because of this reduction in the multiples and, to a lesser extent, the performance of some of our portfolio companies.

During these difficult and challenging economic times, we believe it is important for us to adjust our strategies accordingly. As described more fully in the following section, titled Liquidity and Capital Resources, we are instituting a number of measures to preserve liquidity and deleverage our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

The current capital markets continue to be challenging for most companies in the financial services sector, including MCG. As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, we are focused on preserving liquidity. We continue to take a number of actions to achieve this goal, including the opportunistic monetization of portions of our investment portfolio and the implementation of a corporate restructuring that resulted in lower incentive compensation for our executives, a 27% reduction in our workforce and the closure of certain facilities. As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, we anticipate that these expense reductions will save $12.0 million to $14.0 million through December 2009.

In addition, as previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, we announced the elimination of dividends for the balance of 2008, which was expected to preserve $40.0 million in capital. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which will significantly reduce our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009, which could be as low as zero for all of 2009. This action would preserve over $80.0 million in capital versus the dividend paid during the third quarter of 2008 of $0.27 per share. Variables that could necessitate a dividend in 2009 include the actual timing of gains and losses for tax purposes and equity investment monetizations. We will make decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, and transactional events, as well as our then-current liquidity and BDC asset coverage ratio.

We are undertaking these measures to deleverage our balance sheet, build cash reserves, improve our BDC asset coverage ratio, and maximize value for our shareholders. We intend to increase our cash position to a level sufficient to give us the flexibility to repay our debt obligations in the event they are not renewed, then evaluate potential share repurchases and the resumption of shareholder distributions as the equity portfolio recovers from recent market disruptions. We expect that originations will not resume unless market conditions improve. From time to time, however, we may make advances to existing portfolio companies.

During the quarter ended September 30, 2008, we made significant progress toward implementing this strategy by successfully monetizing approximately $66.0 million of portfolio investments. The proceeds from five of these monetizations correlated closely with the reported fair value of the associated investments as of June 30, 2008; while we sold one investment for $5.3 million less than the fair value reported as of June 30, 2008. We continue to focus on preserving our net asset value through opportunistic monetizations. Therefore, while we will seek to monetize assets at similar levels over the course of the next several quarters, the timing of such monetizations is dependent largely upon future market conditions.

As of September 30, 2008, our cash and cash equivalents totaled $19.3 million and we had $653.0 million of borrowings, including $19.5 million of borrowings that mature within one year. In addition, we had $50.5 million of liquidity available on our unsecured revolving line of credit. As a BDC, we are required to meet a coverage ratio of total net assets to total borrowings and other senior securities of at least 200%. As of September 30, 2008, our ratio of total net assets to total borrowings and other senior securities was 207%, which provided us with $43.3 million of room beyond the minimum thresholds of the BDC asset coverage ratio.

Through the continuation of the liquidity preservation, portfolio monetization and debt repayment measures outlined above, our cash and cash equivalents rose to $27.8 million by October 27, 2008, without drawing on our unsecured revolving line of credit. During October 2008, we used a portion of the proceeds from our monetizations to repay a portion of our debt. In part, because of this action, our BDC asset coverage ratio rose to approximately 212% as of October 27, 2008 and we expect that this ratio will continue to improve as we complete additional monetizations of our investment portfolio. Based on our balances of total assets, total borrowings and other securities as of October 27, 2008, we had $75.3 million of room beyond the minimum thresholds under the BDC asset coverage ratio.

Of our existing credit facilities, two have a maturity event within the next 12 months. First, we have a $250.0 million warehouse credit facility with SunTrust Robinson Humphrey, Inc., or SunTrust, that has a backup liquidity renewal requirement in April 2009. At quarter end, our total outstanding borrowings on this credit facility were $187.3 million. We believe that the backup liquidity facility will be renewed before April 2009; however, in the event that the liquidity facility is not renewed, then our credit facility with SunTrust has a six-month standstill provision, during which we would be entitled to our current payment stream, and after which we would be required to repay the principal over the next twelve months as payments are made by our customers with respect to loans funded in the SunTrust credit facility. After this 18-month period, SunTrust could elect to exercise its other remedies, including the right to sell the remaining assets in a commercially reasonable manner to repay in full the remaining outstanding balance under the credit facility. In the event that the backup liquidity facility is not renewed prior to its maturity in April 2009, we believe that we would be able to repay the outstanding balance under the credit facility in full before the end of this 18-month repayment period from portfolio monetizations. Second, we have a $70.0 million unsecured revolver that matures in May 2009. At quarter end, our total outstanding borrowings under this facility were $19.5 million. We are in discussions with the lending group about extending the maturity of this facility. However, in the event that we are not able to get such an extension, we believe that we would be able to repay this facility from cash resources on hand.

During the third quarter 2008, the SBA increased its commitment to reserve leverage for up to $130 million to Solutions Capital I, LP, one of our wholly owned subsidiaries. We may draw on this borrowing capacity to fund new originations that provide debt and equity capital to qualifying small businesses, subject to additional funding by MCG and compliance with the SBA’s capital requirements and customary procedures. In October 2008, we received exemptive relief from the SEC that is similar to relief granted to other BDCs that own and operate SBICs. This exemptive relief effectively permits us to, among other things, exclude debt issued by the SBA to Solutions Capital I, LP from our consolidated BDC asset coverage ratio.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS

The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, LP, an SBIC.

		September 30, 2008			December 31, 2007
(dollars in thousands)	Maturity Date	Potential Maximum Borrowing		Amount outstanding	Potential Maximum Borrowing	Amount outstanding
Unsecured Notes	October 2010	$50,000		$50,000	$50,000	$50,000
Unsecured Notes	October 2012	25,000		25,000	25,000	25,000
Commercial Loan Trust 2006-2	August 2008	—		—	200,000	136,422

Commercial Loan Funding Trust Facility
Class A Variable Funding Certificate	November 2010(a)	218,750		161,468	218,750	113,213
Class B Variable Funding Certificate	November 2010(a)	31,250		25,800	31,250	8,300

Term Securitizations
Series 2006-1 Class A-1 Notes	April 2018	106,250		106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000		26,100	50,000	45,100
Series 2006-1 Class A-3 Notes	April 2018	85,000		85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750		58,750	58,750	58,750
Series 2006-1 Class C Notes	April 2018	45,000		45,000	45,000	45,000
Series 2006-1 Class D Notes	April 2018	47,500		47,500	47,500	47,500

Unsecured Revolving Line of Credit	May 2009	70,000		19,500	—	—

Revolving Unsecured Credit Facility	May 2008	—		—	100,000	30,500

SBIC (Maximum borrowing potential)(b)	(c)	130,000	(b)	2,600	100,000	—

Total borrowings		$917,500		$652,968	$1,117,500	$751,035

(a)	Renewable each April at the lender’s discretion.
(b)

As of September 30, 2008, we have the potential to borrow up to $130.0 million of SBA guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of September 30, 2008. Based on our current funded capital, Solutions Capital I, LP, may, subject to compliance with the SBA’s customary procedures, borrow up to $53.3 million to originate investments. To access the entire $130.0 million, we would have to fund an additional $46.4 million.

(c)

We may originate new borrowings through September 2012. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities of at least 200%, which may affect our ability to incur additional debt. As of September 30, 2008, our ratio of total assets to total borrowings and other senior securities was 207%. Based on our balances of total assets, total borrowings and other securities as of September 30, 2008, we had up to $43.3 million of room under of our BDC asset coverage ratio requirement. Based on our balances of total assets, total borrowings and other securities as of October 27, 2008, we had up to $75.3 million of room under our BDC asset coverage requirement. We expect that this figure will improve as we complete additional monetizations of our investment portfolio.

Each of our credit facilities has certain collateral requirements and/or financial covenants. Two of these financial covenants require that we maintain a minimum shareholders’ equity of not less than $654 million and that we maintain an asset coverage ratio of not less than 200%, consistent with our BDC asset coverage requirements. As of September 30, 2008, we were in compliance with all financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. Two of our credit facilities also have maturity events in the next twelve months. We currently believe that we will be able to obtain renewals or extensions of such maturities or, if not successful in such renewals or extension, to satisfy the obligations as they come due. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

We fund all of our debt facilities, except the Unsecured Revolving Line of Credit and the Unsecured Notes through our bankruptcy remote, special-purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. Some of our debt facilities contain cross-default provisions, whereby a default under one of our debt facilities could constitute a default under other debt facilities. Additional information about these facilities is provided below.

Unsecured Notes. In October 2005, we issued $50.0 million of unsecured notes, at a fixed interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of unsecured notes at a fixed interest rate of 6.71% per annum. Both of these tranches are five-year notes that require semi-annual interest payments. We issued these notes through private placements with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent.

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

MCG Commercial Loan Funding Trust. We established, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust. The warehouse financing facility, which operates like a revolving credit facility, is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. We must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. We funded this facility through two separate Variable Funding Certificates, or VFCs, including a $218.75 million Class A VFC and a $31.25 million Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral. Advances under the Class B VFC may be up to 10% of eligible collateral. As of September 30, 2008, there was $257.6 million of collateral under this facility.

The warehouse facility matures in November 2010, subject to annual liquidity renewals. The facility is funded by third parties through the commercial paper market with SunTrust providing a liquidity backstop, subject to SunTrust’s annual liquidity commitment. On May 1, 2008, SunTrust renewed its annual liquidity commitment for this facility. In connection with this renewal, interest rates for Class A and Class B advances increased to the commercial paper rate plus 1.50% and 2.50%, respectively. Previously, the Class A and Class B advances bore interest at the commercial paper rate plus 0.75% and 1.50%, respectively. The facility commitment fee increased to 0.30% from 0.20%. In addition, we paid a $750,000, or 0.30%, facility renewal fee.

The next liquidity renewal is scheduled for April 2009. We expect to renew before that date. However, in the event we are unsuccessful in renewing this facility, the facility contains a six-month standstill provision, which begins on April 30, 2009, and during which we would be entitled to our current payment stream, and, after which we would be required to repay the principal as our portfolio companies make payments over the following twelve months. After this 18-month period, SunTrust could elect to sell the remaining assets to repay the facility in full. We believe that we will be able to repay this facility in full before the end of this 18-month repayment period.

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

All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $455.6 million as of September 30, 2008 that the trust purchased from us. We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

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

Unsecured Revolving Line of Credit. In June 2008, we entered into an agreement, effective May 30, 2008 for a one-year unsecured revolving line of credit facility with a $70.0 million commitment. SunTrust Bank acts as the agent for this facility and SunTrust Robinson Humphrey, Inc. acted as arranger for this facility. SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.; Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million. Advances under this facility bear interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate is less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts. We use this facility for the origination of loans to, and investments in, primarily middle-market companies; repayment of indebtedness; working capital; and other general corporate purposes. The facility is scheduled to mature on May 29, 2009 and may be renewed at the lenders’ discretion.

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

SBIC Facility. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has a license from the SBA to operate as an SBIC, under the Small Business Investment Act of 1958, as amended. The license allows Solutions Capital I, LP to borrow up to $130.0 million under the SBIC program, based on our current commitments. The SBA has approved the full $130.0 million commitment, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. These funds may not be used for working capital and also may not be used to fund originations in our portfolio companies, without the approval of the SBA.

To realize the full $130.0 million potential borrowing under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of September 30, 2008. Based on our current funded capital, Solutions Capital may, subject to compliance with the SBA’s customary procedures, borrow up to $53.3 million to originate new investments. To access the entire $130.0 million, we would have to fund an additional $46.4 million. As of September 30, 2008, we had $21.4 million of investments in the SBIC facility.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. Currently, none of our outstanding borrowings are subject to the interim rate. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of September 30, 2008, $2.6 million was outstanding under this facility at a fixed rate of 6.44%, which is based on a 3.80% treasury rate as of September 24, 2008 plus a 264 basis point spread. In addition, received exemptive relief from the SEC that is similar to relief granted to other BDCs that own and operate SBICs. This exemptive relief permits us to, among other things, effectively exclude debt issued by the SBA to Solutions Capital I, LP from our consolidated BDC asset coverage ratio.

The following table shows our weighted average borrowings, the weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
(dollars in thousands)	2008	2007
Weighted-average borrowings	$707,344	$628,236
Average LIBOR	2.98%	5.39%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	1.66%	1.01%
Impact of amortization of deferred debt issuance costs	0.32%	0.22%

Total cost of funds	4.96%	6.62%

The 4.96% weighted-average cost of funds for the nine months ended September 30, 2008 was 166 basis points less than the same period in 2007. This decrease resulted from a 241 basis point decrease in average LIBOR, partially offset by a 65 basis point increase in the average spread to LIBOR.

LIQUIDITY AND CAPITAL RESOURCES—COMMON STOCK

We are a closed-end investment company that has elected to be regulated as a business development company, under the 1940 Act. The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value of such stock, or NAV, unless our stockholders approve such a sale and our Board of Directors make certain determinations. On April 23, 2008, the stockholders approved a proposal that authorizes us for a twelve-month period to issue shares of our common stock, with the approval of the board of directors, at a price below the then-current NAV. The approval expires on the earlier of April 23, 2009 or on the date of our 2009 Annual Meeting of Stockholders.

On March 28, 2008, we issued to our stockholders of record transferable rights to subscribe for up to 9.5 million shares of our common stock. Stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights offering expired on April 18, 2008. At the time of expiration, the rights offering, which was oversubscribed by 67%, resulted in the issuance of 9.5 million shares of our common stock. Net proceeds after payment of dealer-manager fees and before other offering-related expenses were $57.7 million that we used to make investments primarily in middle-market companies, repayment of indebtedness, working capital, and other general corporate purposes. The subscription price for the rights offering was $6.36, or 88% of the volume-weighted average sales prices, or VWAP, of our common stock on the NASDAQ Global Select market during the five trading days ending on the expiration date. The VWAP was $7.23 per share of common stock.

During the nine months ended September 30, 2008, we granted 1,211,000 shares of restricted stock under the Employee Plan, including 648,000 shares of restricted common stock granted as part of the Retention Program. The 648,000 shares granted under the Retention Program will vest in March 2011. In addition, to the shares granted under the Retention Program, during the nine months we also awarded 413,000 shares of restricted common stock to employees that will vest over four years and granted a service-based award of 150,000 shares of restricted common stock to a named executive officer, which was scheduled to vest quarterly beginning in December 2008 and ending in September 2011. During the nine months ended September 30, 2008, the forfeiture provision lapsed on 390,000 shares of restricted stock pursuant to the Employee Plan’s time and performance requirements.

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

As of September 30, 2008, we had unused commitments to extend credit to our customers of $56.5 million, which are not reflected on our balance sheet. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of September 30, 2008, we had $6.3 million of guarantees and standby letters of credit.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of September 30, 2008:

	Payments Due by Period
(in thousands) Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(b)	$652,968	$19,500	$237,268	$25,000	$371,200
Future minimum rental obligations	10,340	2,512	4,729	3,099	—

Total contractual obligations	$663,308	$22,012	$241,997	$28,099	$371,200

(a)	Excludes the unused commitments to extend credit to our customers of $56.5 million as discussed above.
(b)

Borrowings under the MCG Commercial Loan Funding Trust Facility and the Unsecured Revolving Line of Credit are listed based on the contractual maturity of the respective facility due to the revolving nature of the facilities.

DISTRIBUTIONS

As a BDC that has elected to be treated as a RIC, we generally must: 1) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built-in gains that we recognize in order to deduct distributions made (or deemed made) to our stockholders; and 2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) in order to avoid an excise tax.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains.

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

We have met our estimated distribution requirements as a regulated investment company for 2008 and currently do not expect to make additional distributions during 2008. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which will significantly reduce our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009, which could be as low as zero for all of 2009. This action would preserve over $80.0 million in capital versus the dividend paid during the third quarter of 2008 of $0.27 per share. Variables that could necessitate a dividend in 2009 include the actual timing of gains and losses for tax purposes and equity investment monetizations. We will make decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, monetizations, our liquidity and our BDC asset coverage ratio at the time of such decision.

Each year, we mail statements on Form 1099-DIV to our stockholders, which identify the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. For the fiscal years ended December 31, 2006, 2005, 2004, and 2003 a portion of the distributions to our stockholders was deemed a return of capital. None of the distributions to stockholders during the fiscal year ended December 31, 2007 was deemed a return of capital. We did not declare a dividend during the quarter ended September 30, 2008; however, we did pay a dividend of $0.27 per share that had been declared in May 2008 for payment in July 2008. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of the distributions we paid during the nine months ended September 30, 2008, none of our dividends would be from ordinary income, 98.8%, or $1.14 per share, would represent a return of stockholder capital and 1.2% or $0.01 per share would be from capital gains income. However, we cannot provide stockholders with assurance that this ratio will represent the taxable attributes of stockholder distributions for fiscal year 2008.

The following table reconciles GAAP net income to taxable net income for the nine months ended September 30, 2008 and the year ended December 31, 2007:

(in thousands)	Nine months ended September 30, 2008	Year ended December 31, 2007
Net (loss) income	$(133,948)	$86,636
Difference between book and tax losses on investments(a)	(73,343)	(12,186)
Net change in unrealized depreciation on investments not taxable until realized	171,482	34,637
Timing difference related to deductibility of long-term incentive compensation	4,474	4,207
Taxable interest (loss) income on non-accrual loans(b)	(1,720)	17,040
Dividend income accrued for GAAP purposes that is not yet taxable	(17,429)	(49,390)
Distributions from taxable subsidiaries	1,146	24,395
Federal tax provision	568	1,864
Other, net	342	(1,051)

Taxable (loss) income before deductions for distributions	$(48,428)	$106,152

(a)	Results for the nine months ended September 30, 2008, reflect the write-off, for tax purposes, of the common stock of Cleartel.
(b)

Results for the nine months ended September 30, 2008, reflect the reversal of previously recognized interest on non-accrual loans of a portfolio investment that we liquidated. We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

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

VALUATION OF INVESTMENTS

We determine the value of each investment in our portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is: (i) the market price for those securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. At September 30, 2008, over 93.5% of our total assets represented investments of which 99.99% are valued at fair value and 0.01% are valued at market value based on readily ascertainable public market quotes at September 30, 2008.

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

DETERMINATION OF FAIR VALUE IN GOOD FAITH

As a BDC, we invest primarily in illiquid securities including debt and equity securities of private companies. To protect our investments and maximize our returns, we negotiate the structure of each debt and equity security in our investment portfolio. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership and corporate governance parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In some cases, our loan agreements also allow for increases in the spread to the base index rate, if the portfolio company’s financial or operational performance deteriorates or shows negative variances from its business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the portfolio company’s plan. Generally, our investments are subject to some restrictions on resale and have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation processes require analyses of numerous market, industry and company-specific factors, including the performance of the underlying investment, the financial condition of the portfolio company, changing market events and other factors relevant to the individual security.

There is no single approach for determining fair value in good faith. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. As a result, for portfolio investments that do not have an active market, we must apply judgment to the specific facts and circumstances associated with each security to determine fair value.

We use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively.

•

Majority-Owned Control Investments—Majority-owned control investments, which comprise 44.4% of our investment portfolio, represent equity and debt securities in which we own the majority of the portfolio company and generally control its board of directors. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority Owned Control Investments and Non-Control Investments—Non-majority owned control investments, which comprise 2.1% of our investment portfolio, represent debt and equity securities that we own 25% to 50% of the portfolio company’s equity. Non-control investments, which comprise 53.5% of our investment portfolio, represent affiliate and non-affiliate debt and equity securities for which we do not have a controlling interest. Quoted prices are not available for 98.1% of our non-control investments, which represent 52.5% of our investment portfolio. For our non-majority owned equity investments and our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-majority owned control debt investments and non-control debt investments, we estimate fair value using a yield approach based on the expected future cash flows discounted at the loans’ effective interest rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange, including broadly syndicated securities, at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of September 30, 2008, these securities represented approximately 1.0% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses consider key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional support for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that has a fair value in excess of $5.0 million. Over the last four quarters, independent valuation firms performed independent valuations or reviewed valuations of 52 portfolio companies, representing $1,224.7 million, or 94.5%, of the fair value of our total portfolio investments and $384.7 million, or 89.5%, of the fair value of our equity portfolio investments. The majority of the valuations used by the independent valuation firms utilize proprietary models and inputs. We intend to continue to use independent valuation firms to provide additional support for our internal analyses each year. Our board of directors considers our valuations, as well the independent valuations and reviews in its determination of the fair value of our investments. The fair value of our interest rate swap is based on a binding broker quote, based on the estimated net present value of the future cash flows using a forward interest rate yield-curve in effect as of the measurement period.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

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

On October 10, 2008, FASB Staff Position No. 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and does not have a material effect on our financial position or results of operations.

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. Among other requirements, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the first fiscal year that begins after November 15, 2008. Based upon our review, we have elected not to adopt SFAS 159 for financial liabilities that were in our portfolio as of September 30, 2008. However, we may elect to apply SFAS 159 to future financial liabilities. The impact on our financials from the potential application of SFAS 159 to a future liability depends upon the attributes of the specific financial liability.

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

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, and early adoption is encouraged. We will adopt this standard no later than January 1, 2009. We do not expect that the adoption of this standard will have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Changes in LIBOR, prime interest rates and commercial paper interest rates affect our net interest income. As of September 30, 2008, approximately 58.9% of the fair value of our loan portfolio bore interest at a spread to LIBOR or prime, and 41.1% of the fair value of our loan portfolio bore fixed rates. As of September 30, 2008, approximately 26.6% of our loan portfolio, at cost, had LIBOR floors between 1.5% to 3.0% on the LIBOR base index. These floors minimize our exposure to significant decreases in interest rates.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2008, we were not a party to any hedging arrangements.

The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans and our outstanding borrowings at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$49,716	$—	$42,604	$—
Money Market Rate	866	—	3,197	—
Prime Rate	42,027	—	9,117	—
30-Day LIBOR	16,003	—	34,695	—
60-Day LIBOR	12,930	—	685	—
90-Day LIBOR	481,113	388,100	584,339	554,522
180-Day LIBOR	11,119	—	14,984	—
9 month LIBOR	—	—	—	—
Commercial Paper	—	187,268	—	121,513
Fixed Rate	378,798	77,600	397,855	75,000

Total	$992,572	$652,968	$1,087,476	$751,035

Based on our September 30, 2008 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income
(200)	$(8,229)	$(11,507)	$3,278
(100)	(4,554)	(5,754)	1,200
100	6,037	5,754	283
200	12,174	11,507	667
300	18,312	17,261	1,051

ITEM 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful. If our appeal is not successful, we could be subject to up to $15.3 million of additional taxes, interest and penalties. If, in the future, our belief changes and we believe it is more likely than not that we will not prevail, we will accrue the estimated amounts due.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

The carrying value of investments in our portfolio determined in good faith by our board of directors may be materially different than the value if the securities were publicly traded.

In accordance with the 1940 Act, we carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our board of directors. Whenever possible, we value securities at market value. However, a large percentage of our portfolio investments are not traded publicly. We value these investments quarterly at fair value as determined in good faith by our board of directors pursuant to a valuation process utilizing the input of independent valuation firms, our valuation committee and our audit committee. Our board of directors uses several independent valuation firms to aid it in determining the fair value of these investments. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded comparable companies, discounted cash flow and other relevant factors. Because such valuations, and particularly the valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we may realize on any disposition of such investments. Our net asset value could be affected adversely if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

There can be no assurance that recently enacted legislation authorizing the U.S. government to purchase large amounts of illiquid mortgages and mortgage-backed securities from financial institutions will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, or EESA. The legislation was the result of a U.S. Treasury Department proposal to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, that the EESA will have an impact on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock.

Further economic downturns or recessions could impair our portfolio companies’ financial position and operating results, which could, in turn, harm our operating results and reduce our volume of new investments.

Many of the companies in which we have made or will make investments are, and may be, susceptible to economic downturns or recessions. An economic downturn or recession may affect the ability of a company to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. Therefore, the number of non-performing assets is likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all, or a portion, of our claim to that of other creditors.

The middle market businesses in which we invest are susceptible to a number of operational risks and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

Our portfolio consists primarily of debt and equity investments in privately owned middle-market businesses. Investment in middle-market companies involves a number of significant risks. Compared to larger publicly owned companies, these middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the management talents and efforts of an individual or a small group of persons. The loss of any of their key employees could affect their ability to compete effectively and harm their financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay their obligations to us, which may have an adverse affect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

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

In addition, we record decreases in the fair values of our portfolio company investments as unrealized depreciation, which could affect certain covenants in our credit facilities. Two of these financial covenants require that we maintain a minimum shareholders’ equity of not less than $654 million and that we maintain an asset coverage ratio of not less than 200%, consistent with our BDC asset coverage requirements. As of September 30, 2008, our ratio of total assets to total borrowings and other senior securities was 207%. Based on our balances of total assets, total borrowings and other securities as of September 30, 2008, we only had $43.3 million of room under of our BDC asset coverage ratio requirement. As of September 30, 2008, our shareholders’ equity was approximately $714.6 million. In the event that we experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities pursuant to which our lenders might, among other things, require full and immediate payment.

Our financial position and results of operations could be affected adversely if a significant portion of our portfolio is invested in industries that experience adverse economic or business conditions.

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. As of September 30, 2008, our investments in communications companies represented 16.8% of the fair value of our portfolio. Of the 16.8% investment, 14.2% represented investments in CLECs and 2.6% represented investments in other communications companies. If an industry in which we have a significant investment, suffers from adverse business or economic conditions, a significant portion of our investment portfolio could be affected adversely, which could adversely affect our financial position and results of operations.

Our financial results could be affected negatively if Broadview Networks Holdings, Inc. fails to perform as expected.

Broadview, a CLEC serving primarily business customers, is our largest portfolio investment. As of September 30, 2008, we held preferred stock in Broadview with a $145.3 million fair value. As of September 30, 2008 and December 31, 2007, our investment in Broadview represented 11.2% and 12.3%, respectively, of the fair value of our investment portfolio. During the three months ended September 30, 2008, we recognized $48.2 million of unrealized depreciation on our investment in Broadview primarily as a result of a reduction in the multiples used to estimate fair value. If these multiples decrease further or if Broadview’s performance deteriorates in future periods, we may be required to recognize additional unrealized depreciation on this investment.

Our investment in Broadview’s preferred stock entitles us to a $291.6 million liquidation preference, prior to any distributions to the holders of Broadview common stock. We are also entitled to dividends on our preferred stock investment that accumulate and compound quarterly at an annual rate of 12% on $291.6 million. These dividends are not payable in cash on a current basis. We do not include accrued dividends in our taxable income until they are declared and paid. During the three months ended March 31, 2008, Broadview accounted for $8.0 million of our quarterly revenue. We did not recognize any dividend income from Broadview after March 31, 2008.

In November 2007, Broadview filed a registration statement on Form S-1 to register shares for an initial public offering, or IPO, of equity securities. The IPO markets have slowed considerably because of current market conditions. If, however, this IPO is successful, we would be required to convert our yielding preferred stock, which represents a 46.6% ownership interest, which we would only be able to sell if registered under the Securities Act of 1933 or in limited amounts pursuant to an exemption from registration.

Our ability to recognize income from our preferred stock investment in Broadview in future periods depends on the performance and value of Broadview. Broadview continues to perform in accordance with our expectations. However, we currently do not expect to accrue any further dividends on our Broadview investment.

Any unrealized depreciation that we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we must carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under the direction of our board of directors. We record decreases in the fair value of our investments as unrealized depreciation. Any unrealized depreciation in our investment portfolio could result in realized losses in the future, if we sell these portfolio assets below our purchase price and ultimately in reductions of our income available for distribution in future periods.

An extended continuation of the disruption in the capital markets could materially damage our business.

Recent negative developments in the financial industry and credit markets may continue to have an adverse effect on our financial condition and results of operations. Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008. Ongoing disruptive conditions may have a material adverse effect on our financial condition and results of operations. Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations and could adversely impact our results of operations and financial condition.

We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to monetize those assets to provide liquidity to meet our liability maturities and to maintain compliance with our debt covenants. Our borrowings under certain of our credit facilities are collateralized by the assets in our investment portfolio. We may be unable to monetize assets in a difficult market environment that precludes our target buyers from making investments. If the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, pay dividends and cause us to breach certain covenants in our credit facilities, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on our credit facilities. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on our income and our income available for distribution would be reduced significantly or eliminated.

We have elected to be taxed for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. To qualify as a RIC under the Internal Revenue Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. If we do not distribute at least 98% of our annual taxable income, we generally will be required to pay an excise tax on amounts carried over and distributed to stockholders in the next year equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such income for the current year. We have met our estimated distribution requirements as a RIC for 2008 and do not expect to make additional distributions to our stockholders during 2008. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a RIC. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may, in certain instances, result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on our stockholders and us.

If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our lending and investment activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

The current economic and capital market conditions in the U.S. have resulted in a severe reduction in capital availability. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to secure financing on favorable terms, if at all.

We have substantial indebtedness and, if we do not service our indebtedness adequately, our business could be harmed materially.

As of September 30, 2008, we had $653.0 million of outstanding borrowings under our debt facilities. As of September 30, 2008, the weighted-average annual interest rate on all of our outstanding borrowings was 5.0%, excluding the amortization of deferred debt issuance costs. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2008 total assets of at least 2.3%. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, we bear losses of principal and interest from defaults on these loans held by the trusts up to the amount of our retained interest in the trusts, which was $198.4 million as of September 30, 2008.

Our securitization facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, some of our debt facilities, including our unsecured notes, include various affirmative and negative covenants, as well as financial covenants, and also contain cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period, if any, the lenders thereunder would have the ability to accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. If such an acceleration were to occur, this would also trigger the cross default provisions that exist in certain of our other debt facilities and make our obligations under these other facilities become due immediately.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we cannot make distributions until we are in compliance with the 200% threshold requirement. At September 30, 2008, this ratio was 207%. We expect this ratio will improve as we complete additional monetizations of our investment portfolio. As of October 27, 2008, based on our balances of total assets, total borrowings and other securities our asset ratio had risen to approximately 212% and we had approximately $75.3 million of room beyond the minimum thresholds our BDC asset coverage ratio requirements. While this BDC asset coverage ratio should improve as we continue to monetize our investment portfolio and use a portion of the proceeds to deleverage our balance sheet, we cannot be certain that we will be able to attract buyers for certain of these investments or that all of our debt investments will be repaid timely, if at all.

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

If we are not able to refinance or renew our debt or able to do so on favorable terms, we would not be able to operate our business in the ordinary course.

As of September 30, 2008, we had $653.0 million of borrowings, of which $19.5 million will mature within one year. We entered into an agreement, effective May 30, 2008 for an unsecured revolving line of credit facility with a $70.0 million commitment, to replace, in part, a revolving unsecured credit facility that we repaid in May 2008. The new $70.0 million facility is scheduled to mature in May 2009.

We cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally. If we are unable to renew or replace such facilities and consummate new facilities, at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under such facilities and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. If we are unable to repay amounts outstanding under any of our facilities these facilities and are declared in default or are unable to renew or refinance these facilities, we would not be able to operate our business in the normal course.

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

On August 6, 2008, we announced that we have met our estimated distribution requirements for 2008 and do not expect to make additional distributions during 2008. We may not be able to achieve operating results or our business may not perform in a manner that will allow us to make any distributions in 2009 or thereafter. During 2009, we will make decisions with respect to dividends on a quarter-by-quarter basis after taking into account the minimum statutorily required level of distributions, including gains and losses recognized for tax purposes, portfolio transactional events, our liquidity and our BDC asset coverage ratio. In addition, we may not be able to make distributions at a specific level or to increase the amount of these distributions from time to time. Due to the BDC asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level.

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

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new customers and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan customers may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally not have a material effect on the existing fixed rate loans in our portfolio. In addition, a significant decrease in interest rates could reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 58.9% of the loans in our portfolio, based on amounts outstanding at fair value as of September 30, 2008, were at variable rates based on a benchmark LIBOR or prime rate and approximately 41.1% were at fixed rates.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.

We have issued debt securities and may issue debt securities and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our BDC asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would be precluded from issuing senior securities, could not pay dividends and may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

Certain loan payments and tax withholding reimbursements involving nine of our current and former executive officers may have violated Section 402 of the Sarbanes-Oxley Act of 2002.

As previously reported, the independent members of our Board of Directors, or the Independent Committee, reviewed the timeliness of certain loan payments and tax withholding reimbursements involving nine of our current and former executive officers and have reported these matters to the SEC Staff.

Section 402 of the Sarbanes-Oxley Act of 2002, which became effective on September 30, 2002, prohibits us from directly or indirectly extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any of our directors or executive officers. An extension of credit maintained by us on September 30, 2002 is not subject to these prohibitions so long as there is no renewal or material modification to any such loan after that date.

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

Our common stock could be delisted from the NASDAQ Global Select Market if our common stock continues to trade below $1.00 per share.

In recent weeks, our common stock has traded below $1.00 per share on the NASDAQ Global Select Market. Because many companies have experienced similar volatility in their stock prices, on October 16, 2008, the NASDAQ Stock Market LLC, or NASDAQ, made a rule filing with the SEC to temporarily suspend its bid price and market value of publicly held securities continued listing requirements until January 16, 2009.

Absent NASDAQ’s recent rule filing, if the closing bid price per share for our common stock is below $1.00 per share for 30 consecutive business days, we will receive notification from The NASDAQ Stock Market LLC, or NASDAQ, indicating that we are not in compliance with NASDAQ Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rule 4450(e)(2), we would then be provided 180 calendar days to regain compliance.

To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain at $1.00 per share or more for a minimum of ten consecutive business days. If we do not regain compliance, we can apply to list our common stock on the NASDAQ Capital Market and NASDAQ will determine whether we meet the NASDAQ Capital Market initial listing criteria as set forth in NASDAQ Marketplace Rule 4310(c), except for the minimum bid price requirement. If we meet the NASDAQ Capital Market initial listing criteria, NASDAQ may notify us that we have been granted an additional 180 calendar days to come into compliance with the minimum bid price requirement. If we do not meet the initial listing criteria, NASDAQ may provide us with written notification that our common stock will be delisted. At that time, we would be permitted to appeal NASDAQ’s determination to delist our common stock to a NASDAQ Listings Qualifications Panel.

Delisting from the NASDAQ Global Select Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock from the NASDAQ Stock Market were to occur, our common stock would trade on the Over-the-Counter Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives generally are considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, could be affected adversely.

Our stock price has been volatile, and purchasers of our common stock could incur substantial losses.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels, and we have experienced greater than usual stock price volatility. In addition, the stock market in general and the market prices for securities of financial services companies and business development companies in particular have experienced extreme volatility that often have been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investors’ general perception of our company, the economy and general market conditions;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	the financial performance of the specific industries in which we invest on a recurring basis, including without limitation, our investments in communications companies;

•	significant transactions or capital commitments by us or our competitors;

•	significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls or short trading positions;

•	changes in laws or regulatory policies or tax guidelines with respect to business development companies or RICs;

•	the loss of a major funding source;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; or

•	departures of key personnel.

If any of these factors causes an adverse effect on our business, results of operations or financial condition, the price of our common stock could fall and investors may not be able to sell their common stock at or above their respective purchase prices.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
10.1++	Tenth Amendment to Sale and Servicing Agreement, dated July 9, 2008, by and among MCG Commercial Loan Funding Trust, MCG Capital Corporation, Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc., and Wells Fargo Bank, National Association.

10.2++▲	Employment Agreement by and between MCG Capital Corporation and Stephen J. Bacica, dated as of October 28, 2008

10.3++▲	Form of Restricted Stock Agreement for Employees under 2008 Retention Program.

15++	Letter regarding Unaudited Interim Financial Information.

31.1++	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2++	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.3++	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Chief Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed Herewith
**	Furnished Herewith
▲	Management compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCG Capital Corporation

Date: October 31, 2008	By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney
Chief Executive Officer

Date: October 31, 2008	By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell
Chief Financial Officer

Date: October 31, 2008	By:	/s/ STEPHEN J. BACICA
Stephen J. Bacica
Chief Accounting Officer