Form 10-K
period 2008-12-31
MCG CAPITAL CORP
filed 2009-03-09
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-33377

MCG CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1889518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1100 Wilson Boulevard, Suite 3000 Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

703-247-7500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒ .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the Registrant’s voting shares of common stock held by non-affiliates of the Registrant on June 30, 2008, was $291,811,698, based on $3.98 per share, the last reported sale price of the shares of common stock on the NASDAQ Global Select Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 76,026,513 shares of the Registrant’s common stock outstanding as of March 2, 2009.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I

ITEM 1.	BUSINESS

General

We are a solutions-focused commercial finance company that provides debt and equity investments and advisory services to middle-market companies in the United States.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act. As a business development company, or BDC, we must meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a coverage ratio of total net assets to total senior securities, which include the majority of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%.

For federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. To qualify as a RIC for federal income tax purposes and to obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements.

Corporate Structure

We conduct some of our activities through wholly owned, special-purpose financing subsidiaries. These subsidiaries are bankruptcy-remote, special-purpose entities to which we transfer certain loans. These financing subsidiaries, in turn, transfer the loans to a Delaware statutory trust. These loan transfers are structured as on-balance sheet securitizations.

In December 2004, we formed Solutions Capital I, LP, a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, to operate as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended. Concurrently, we organized another wholly owned subsidiary, Solutions Capital GP, LLC, as a Delaware limited liability company. Solutions Capital GP, LLC acts as the general partner of Solutions Capital I, LP and we are the sole limited partner. In October 2008, we received exemptive relief from the Securities and Exchange Commission, or SEC, which effectively allows us to, among other things, exclude debt issued by the SBA to Solutions Capital I, LP from the calculation of our consolidated BDC asset coverage ratio.

We also use wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold the assets of one or more of our portfolio companies. Some of these subsidiaries have wholly owned subsidiaries, all of which are Delaware corporations that hold the assets of certain of our portfolio companies.

Company Background

We were incorporated in Delaware in 1998. On March 18, 1998, we changed our name from MCG, Inc. to MCG Credit Corporation and, on June 14, 2001, we changed our name from MCG Credit Corporation to MCG Capital Corporation. Our principal executive offices are located at 1100 Wilson Boulevard, Suite 3000, Arlington, VA 22209 and our telephone number is (703) 247-7500.

In this Annual Report on Form 10-K, or Annual Report, the terms “Company,” “MCG,” “we,” “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries (including its affiliated securitization trusts) unless the context otherwise requires.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site (www.sec.gov) that contains material regarding issuers that file electronically with the SEC.

Our Internet address is www.mcgcapital.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our logo, trademarks, and service marks are the property of MCG. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

Significant Developments in 2008

Beginning in late 2007, the United States entered a recession, which many believe could be prolonged. As the global economy continued to deteriorate in 2008, spending by both consumers and businesses declined significantly. This reduction in spending has had an adverse effect on a number of the industries in which some of our portfolio companies operate, which has resulted in a reduction in the comparable multiples and market-pricing used to estimate the fair value of certain of our investments and the operating results of certain of our portfolio companies. As a result, as discussed more fully in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, our results of operations in 2008 declined significantly from our results in 2007. In addition, the availability of debt and equity capital declined significantly during 2008 due to market dislocations. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available in the past. In addition, during 2008 the price of our common stock fell well below our net asset value, thereby making it undesirable to issue additional shares of our common stock.

Because of these challenges, our near-term strategies have shifted from originating debt and equity investments, to deleveraging our balance sheet, preserving liquidity and capital necessary to meet our operational needs and servicing our borrowing obligations. As a result, we have suspended our originations of new debt and equity investments; however, from time to time we may make advances to our existing portfolio companies. Other key initiatives that we undertook during 2008 to provide necessary liquidity include:

•	Monetizations of our portfolio to convert portions of our investment portfolio, whose fair value is subject in large part to market fluctuations, to cash, as well as to deleverage our balance sheet;

•	Renegotiations of debt agreements to provide continued financing, contingency-based repayment terms that are linked to our monetizations, and relief from certain restrictive debt covenants;

•	Suspension of dividends to conserve liquidity and capital;

•	Repurchase certain debt securities issued by our securitization trust at a 73% discount to reduce both our net repayment requirements as well as the associated interest expense; and

•	Corporate restructuring to minimize general and administrative costs, including staffing and facility costs.

We believe these actions are necessary to provide long-term stockholder value. We will make our decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity and our asset coverage ratio at the time of such decision.

MCG’s Investment Portfolio

Our investment portfolio is composed primarily of companies in which we have made up to $75 million of debt and equity investments. Typically, these companies make $20 million to $200 million in annual revenue and $3 million to $25 million in earnings before interest, taxes, depreciation and amortization, or EBITDA, which we refer to as “middle-market” companies. Generally, these companies use this capital to finance acquisitions, recapitalizations, buyouts, as well as for organic growth and working capital. Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors.

OVERVIEW OF INVESTMENT PORTFOLIO IN 2008

As of December 31, 2008, we had debt and equity investments in 70 portfolio companies with a combined fair value of $1.2 billion. As shown in the following chart, approximately two-thirds of the fair value of our portfolio as of December 31, 2008 was invested in senior and subordinated debt, while the remaining one-third of our portfolio was invested in preferred equity, common equity and warrant securities. Our diversified investment portfolio spans 30 industries. The following chart also shows that nearly 16% of the fair value of our portfolio is invested in companies in the communications industry and over 10% is invested in the healthcare industry. Approximately 40% of our portfolio is composed of investments in industries that comprise less than 5% of our portfolio. See Portfolio Composition in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail about our investment portfolio, including a detailed listing of the industries represented in our investment portfolio.

Most of the loans in our portfolio were originated directly with our portfolio companies; however, we have also participated in loan syndications or other transactions. Our debt instruments bear contractual variable interest rates ranging from 3.7% to 16.6%, a portion of which may be paid-in-kind, or PIK, interest, which we typically do not collect until maturity. As of December 31, 2008, approximately 58.8% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and 41.2% of the fair value of our loan portfolio was at fixed rates. As of December 31, 2008, approximately 50% of our loan portfolio at fair value had floors ranging from 1.5% to 3.0% of the LIBOR base index. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

Often, we make equity investments in companies in which we have also made debt investments. Our equity investments include preferred stock, common stock and warrants and, in many cases, include the right to board representation. We may invest across the capital structure of our portfolio companies using a combination of debt and equity investments to meet our portfolio companies’ needs and achieve favorable risk-adjusted returns.

The following table summarizes the fair value and revenue contributions of our ten largest investments. As of December 31, 2008, these ten investments comprised 43.6% of the fair value of our portfolio and contributed 34.7% of our total revenues during 2008.

(dollars in thousands)		As of December 31, 2008		Year ended December 31, 2008
Company	Industry	Fair Value	% of Portfolio	Revenues	% of Total Revenues
Broadview Network Holdings, Inc.	Communications—CLEC	$139,325	11.6%	$8,006	5.9%
LMS Intellibound Investors, LLC(a)	Logistics	66,950	5.6	6,656	4.9
Coastal Sunbelt, LLC	Food Services	44,890	3.7	5,325	3.9
JetBroadband Holdings, LLC	Cable	42,139	3.5	3,817	2.8
NDSSI Holdings, LLC	Electronics	42,018	3.5	5,433	4.0
Avenue Broadband LLC	Cable	39,611	3.3	3,713	2.8
MCI Holdings, LLC	Healthcare	39,585	3.3	3,986	2.9
Restaurant Technologies, Inc.	Food Services	37,045	3.1	5,669	4.2
Superior Industries Investors, LLC	Sporting Goods	36,531	3.0	3,849	2.9
Jenzabar, Inc.	Technology	35,980	3.0	550	0.4

Total—ten largest investments		524,074	43.6	47,004	34.7
Other portfolio companies		679,074	56.4	88,361	65.3

Total investment portfolio		$1,203,148	100.0%	$135,365	100.0%

(a)	In February 2009, we sold our investment in LMS Intellibound Investors, LLC.

DETERMINATION OF FAIR VALUE OF PORTFOLIO

The fair value of our investment portfolio is determined in good faith by our board of directors each quarter, as required by Section 2(a) (41) of the 1940 Act and Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157. We use several valuation methodologies to estimate the fair value of our investment portfolio, which generally result in a range of fair values from which we derive a single estimate of each individual portfolio company’s fair value. To determine a portfolio company’s fair value we assume we would exchange it in an orderly transaction on the measurement date. The majority of our portfolio is composed of investments that are not publicly traded. As a result, we use other approaches to estimate the exit price, including private merger and acquisitions transactions, comparisons to publicly traded comparable companies, third-party assessments of valuation, discounted cash flow analyses, the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, market-based pricing and other relevant factors.

We also use independent valuation firms to provide additional support for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that has a fair value in excess of $5.0 million. Over the last four quarters, independent valuation firms performed independent valuations or reviewed valuations of 51 portfolio companies. As shown in the following table, these valuations represented 99.0%, of the fair value of our total portfolio investments, including nearly our entire debt portfolio and 98.9%, of the fair value of our equity portfolio.

	As of December 31, 2008
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Quarter independent valuation/review prepared(a)
Fourth quarter	$177,539	$273,212	$450,751	22.2%	69.2%	37.5%
Third quarter	247,778	83,810	331,588	31.0	21.2	27.6
Second quarter	144,861	11,973	156,834	18.1	3.0	13.0
First quarter	229,941	21,443	251,384	28.7	5.5	20.9

Total	$800,119	390,438	1,190,557	100.0	98.9	99.0

Not evaluated in 2009	8,204	4,387	12,591	—	1.1	1.0

Total Investment Portfolio	$808,323	$394,825	$1,203,148	100.0%	100.0%	100.0%

(a)

Independent valuations/reviews prepared multiple times for the same investment throughout the year have that investment’s fair value reflected in the most recent quarter for which an independent valuation/review was prepared.

For additional detail about the methodologies that we use to determine the fair value of our portfolio, see Valuation of Investments in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ASSET QUALITY

Asset quality is generally a function of portfolio company performance, economic conditions, and our underwriting and ongoing management of our investment portfolio. In addition to various risk management and monitoring tools, we also use the following investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio:

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

The following table shows the distribution of the fair value of our investments on our 1 to 5 investment rating scale as of December 31, 2008 and 2007:

(dollars in thousands)	December 31, 2008			December 31, 2007
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$719,765	(a)	59.8%	$1,107,050	(a)	71.6%
2	206,829		17.2	207,668		13.4
3	233,172		19.4	180,193		11.7
4	32,648		2.7	20,113		1.3
5	10,734		0.9	30,066		2.0

	$1,203,148		100.0%	$1,545,090		100.0%

(a)

As of December 31, 2008 and December 31, 2007, Investment Rating “1” includes $362.9 million and $620.6 million, respectively, of loans to companies in which we also hold equity securities or for which we realized a gain on our equity investment.

Competition

In general, we compete for investments with a large number of financial services companies, including traditional financial services companies, such as commercial finance companies, commercial banks, investment banks, private mezzanine and equity funds, and other investment funds, such as hedge funds. These include lending subsidiaries of investment banks, other BDCs, and finance subsidiaries of large industrial corporations.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We generally compete by using our insight and knowledge of our portfolio companies’ business needs, derived from our research, analysis, and interaction of our professional staff with our portfolio companies, to offer the appropriate product mix coupled with a range of corporate finance services and information that enhances our portfolio companies’ business prospects.

Life Cycle of Debt and Equity Originations

As discussed previously, during 2008 we suspended making new originations. This section describes the key aspects of the origination process that we have applied historically and that we expect to use in the future if and when our origination activity recommences.

INVESTMENT OBJECTIVE AND STRATEGIES

The primary objective of our investment process is to increase our earnings and net asset value by investing in debt and equity securities of middle market companies. We earn interest, dividends and fees on our investments, and we may report unrealized gains and losses as the fair value of our investments increases or decreases. We realize these capital gains or losses when the investment is eventually monetized. To meet our objectives, we selectively invest in companies that present opportunities for favorable risk-adjusted returns.

When we originate debt and equity investments, we strive to achieve favorable risk-adjusted rates of return in the form of current income and capital gains, while maintaining credit and investment quality in our portfolio. Before making investments, we apply well-established credit processes to assess investment risk, and we structure and price our investments accordingly. We have developed proprietary analytics, data and knowledge to support our business activities. Our investment process is designed to achieve the following strategic objectives:

•	generate favorable risk-adjusted rates of return by delivering capital and strategic insight to increase our portfolio companies’ enterprise value;

•	maintain sound credit and investment discipline and pricing practices, regardless of market conditions, to avoid adverse investment selection; and

•	manage risk by utilizing an integrated team approach to business development, underwriting, and investment servicing.

We maintain a flexible approach to funding that permits us to adjust price, maturity and other transaction terms to accommodate the needs of our portfolio companies.

BUSINESS DEVELOPMENT

MCG and its predecessors have been active investors in the middle market since 1990 and have invested over $5.8 billion in approximately 570 transactions. We believe our experience in middle-market investing is a meaningful competitive advantage that we use to operate our business.

We identify and source new portfolio companies through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner-operators. We also market to prospective portfolio companies identified through various data services, customized Internet searches, and relationships with investment bankers, accountants, lawyers and other professionals. From time to time we also purchase investments through syndicated or other transactions.

Once we identify a prospective customer, we review the company’s financial reports, business plan, corporate activities and other relevant information that we gather from third-party databases, industry reports and publications. We focus on a company’s fundamental performance against industry conditions and operational benchmarks. We work with our current and prospective portfolio companies to understand their business, costs and benefits of their corporate development initiatives, opportunities, competition and acceptable risks and returns. This understanding allows us to support our portfolio companies’ corporate development decisions, even in some cases where short-term financial ratios or other metrics may temporarily decline.

RISK ANALYSIS

After we identify a prospective investment, we review the company’s history, organization and product lines, and we analyze the prospective portfolio company’s industry, competition and market share, obsolescence and substitution risk, markets served, legal and regulatory environment and technology. In particular, we analyze:

•	Industry Risks—maturity, cyclicality and seasonality associated with the industries in which we invest;

•

Competitive Risks—strengths and weaknesses of prospective portfolio companies relative to their competitors’ pricing, product quality, customer loyalty, substitution and switching costs, brand positioning and capitalization. We also assess the defensibility of a prospect’s market position and its opportunity for increasing market share;

•	Regulatory Risks—new and evolving regulations applicable to the BDC industry and industries in which our portfolio companies operate;

•

Customer Concentration and Market Risks—sustainability, stability and opportunities for the growth of the portfolio companies’ respective customer bases, including the number and size of its customers, attrition rates and dependence on one or a limited number of customers; and

•	Technology Risks—impact of technological advances in the industries and portfolio companies in which we invest.

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

To assess the risk of a potential investment and to quantify the underlying value of the enterprise in which we are investing, we employ a series of valuation techniques. We primarily derive enterprise valuations through analyses of comparative public and private market transactions and other data. We also generally prepare discounted cash flow models based on our projections of the future free cash flows of the business and industry derived capital costs. Finally, we look to comparable public companies to benchmark the value of the enterprise using public market data. We generally base enterprise value on current and projected market conditions. Using these methods provides us with multiple views of the value of the enterprise and allows us to calculate certain metrics that we use in both risk assessment and product pricing, such as loan-to-value ratios for our debt investments.

UNDERWRITING AND RISK MANAGEMENT

Our underwriting process, which focuses on investment risk analysis, is initiated during the business development process. Our underwriting team consists of investment professionals who perform due diligence and financial analyses, deal teams who are responsible for originating and managing the transaction and a member of our legal team. Our underwriting processes include standard due diligence on a prospective customer’s financial performance, as well as customized analyses of a prospective customer’s operations, systems, accounting policies, human resources and competitive, legal and regulatory environments. Our underwriting team works to gain an understanding of the relationships among the customer’s business plan, operations and financial performance. We frequently engage external experts to supplement and assist in the underwriting process.

In addition to gaining an in-depth understanding of prospective portfolio companies, our research and due diligence process evaluates industry-wide operational, strategic and valuation issues. In addition, our underwriting and risk management teams support our business development and risk management processes by identifying attractive industries, emerging trends, and competitive threats. The knowledge and insight we obtain through our research are valuable to our portfolio companies who may draw on our industry expertise to refine their strategic plans, identify acquisition opportunities, and set appropriate financial and operational goals.

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

INVESTMENT STRUCTURE

We evaluate our portfolio companies’ needs and utilize our product mix to structure investments that meet their capital requirements and business plans and protect our capital while generating favorable risk-adjusted returns through current income on our loans and equity investments and capital gains on our equity investments. We structure our debt investments to mitigate risk by requiring appropriate financial and collateral coverage thresholds. When structuring our debt investments, we evaluate key components, including payment priority, collateral or asset value, and financial support from guarantors and other credit enhancements. Since our investments typically include loans and our loans are typically cash flow loans, rather than asset-backed loans, enterprise value of assets is a factor in our credit decisions. In the majority of our loans, we receive a security interest in our portfolio companies’ tangible and intangible assets, which entitles us to a preferred position on payments in the event of liquidation. In addition, our loan covenants generally include affirmative covenants that require the customer to provide periodic financial information, notification of material events and compliance with laws, as well as restrictive covenants that prevent portfolio companies from taking a range of significant actions, such as incurring additional indebtedness or making acquisitions without our consent. We also generally include covenants requiring the customer to maintain or achieve specified financial ratios, such as cash flow leverage, interest charge coverage, total charge coverage, and, in certain cases, covenants requiring them to maintain certain operational benchmarks.

We use the following core products to execute our strategy:

ONE-STOP SOLUTION—Our “one-stop” solution, which refers to our ability to provide all of the debt capital in a transaction in separate and distinct securities, enables our portfolio companies to satisfy multiple financing needs from a single capital provider with an efficient diligence, structuring, negotiating and closing process. In a typical “one-stop” transaction, we provide a combination of senior and subordinated debt to our customer and, in certain cases, also acquire an equity interest in the customer. The overall transaction size and product mix are based upon our customer’s needs. In some cases our “one-stop” solution results in a product mix that meets our customer’s needs but which we believe is not the most efficient use of our capital. In these cases, we may sell portions of some of the securities to achieve a more optimal mix. Typically, when we sell portions of one of our investments, we continue to service the investment and, thus, these sales are seamless to our portfolio companies. “One-stop” transactions generally provide current interest income on our loans and the opportunity to achieve capital gains on our equity investment, as well as fee income generated through syndication of portions of the investment.

INSTITUTIONAL SUBORDINATED DEBT—We provide institutional subordinated debt in the form of junior, yielding capital, as a sole or club investor in the larger end of our target market. Typically, these loans are payable in full at maturity and generally provide attractive yields. Our institutional subordinated debt portfolio companies generally are larger businesses supported by institutional equity capital that reduces the risk profile of these investments.

CONTROL INVESTMENTS—Control investments are investments for which we take a majority ownership position and, in most cases, control the board of directors of a portfolio company. We use our established relationships, market knowledge and one-stop capabilities to secure controlling interests in attractive operating companies. Our control investments typically include investments across the entire capital structure of the portfolio company. We believe control investments generally provide a reliable income stream and an opportunity to generate capital gains on our investment.

OTHER INVESTMENTS AND SERVICES—To help balance our portfolio, We also make other investments, such as senior loans and investments in broadly syndicated loans. In addition to capital, we also offer managerial assistance to our portfolio companies. Typically, this assistance involves strategic advice, evaluation of business plans, financial modeling assistance and industry research and insights. We believe that providing assistance to our portfolio companies enables us to maximize our value proposition for our portfolio companies, which, in turn, helps maximize our investment returns.

INVESTMENT APPROVAL PROCESS

The credit process for each investment opportunity begins with our deal sponsors, who are the professionals responsible for originating transactions, as well as for investment performance, including credit risk, throughout the life cycle of an investment. Deal sponsors provide an initial credit screen based on our investment guidelines, and then bring the best opportunities to our credit committee and senior underwriting professionals in a “pipeline meeting.” For this meeting, the deal sponsor prepares a report that summarizes the transaction and includes financial statements, credit ratios and pricing, background information on the principals, equity investors and industry dynamics. The credit committee determines whether the investment should be pursued, giving consideration to the risk return profile, industry concentrations and general economic outlook for the sector in which the business operates. In these meetings the committee also offers the deal sponsor insight into key underwriting issues that must be resolved in the underwriting process.

As part of our underwriting process, a transaction team is formed typically consisting of the deal sponsor, a member of our in-house legal team, two to three corporate financial analysts and a senior credit manager. Objectives are determined and due diligence is conducted. On-site due diligence, including general ledger reviews, proofs of cash, material contract reviews, background checks, reviews of customer and vendor concentrations, and confirmation of historical results are performed by our personnel and, in special situations, by third party accounting firms. We believe strongly in using our own in-house experts applying our consistent standards for due diligence.

All of our investments are approved by our credit committee, composed of senior company executives. In addition, certain investments based on asset type and investment size must also be approved by the investment committee of our board of directors, the majority of which is composed of independent directors.

INVESTMENT FUNDING

We fund our investments using cash that we receive in exchange for a combination of debt and equity instruments that we issue from time to time. Our debt obligations include both secured and unsecured obligations which may restrict our investment activity. As a BDC, we are not permitted to incur indebtedness unless immediately after such borrowing we meet a coverage ratio of total assets to total senior securities, which include all of our borrowings (excluding borrowings made by our SBIC) and any preferred stock we may issue in the future, of at least 200%.

INVESTMENT SERVICING

After an investment is approved and funded, we monitor covenant compliance and financial performance on an ongoing basis. Our deal teams maintain primary responsibility for the performance of their investments throughout the life of the investment. Our back office operations provide administrative support, including:

•	monitoring the portfolio company’s adherence to relevant covenants and other contract terms;

•	assessing the portfolio company’s ongoing financial and operating performance;

•	recommending adjustments to the fair value of the investment; and

•	other administrative tasks such as legal supporting, billing and collections, and other accounting functions.

INVESTMENT MONITORING AND RESTRUCTURING

We continually monitor the status and financial performance for each individual customer in order to evaluate overall portfolio quality. We closely monitor compliance with all covenants and take appropriate action on all exceptions. We do not believe that all contract exceptions, such as breaches of contractual covenants or late delivery of financial statements, are necessarily an indication of deterioration in the credit quality or the need to pursue remedies or an active workout of a portfolio investment. We are proactive with companies that are underperforming and, in many instances, have added better covenant protection and rights over time.

When our attempts to collect past due principal and interest on a loan are unsuccessful, we will perform an analysis to determine the appropriate course of action. In some cases, we may consider restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may, among other things, involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In connection with a restructuring, we generally receive appropriate compensation from the customer for any increased risk. During the process of monitoring a loan in default, we will generally send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral, if any. When a restructuring is not the most appropriate course of action, we generally pursue remedies available to us that minimize potential losses, including initiating foreclosure and/or liquidation proceedings.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

INVESTMENT POLICIES

Our investment policies provide that we will not:

•

act as an underwriter of securities of other issuers, except to the extent that we may be deemed an “underwriter” of securities (i) purchased by us that must be registered under the Securities Act of 1933, as amended, before they may be offered or sold to the public, or (ii) in connection with offerings of securities by our portfolio companies;

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

Other than the restrictions pertaining to the issuance of senior securities under the 1940 Act, the percentage restrictions on investments generally apply on the effective date of the transaction. A subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction.

We intend to conduct our business so as to retain our status as a BDC. To retain our status as a BDC, we may not acquire any assets, other than non-investment assets necessary and appropriate to our operations as a BDC, if after giving effect to such acquisition the value of our “qualifying assets” is less than 70% of the value of our total assets.

Investment Advisor

We have no investment adviser and are internally managed by our executive officers under the supervision of the board of directors. Our investment decisions are made by our officers, directors and senior investment professionals who serve on our credit and investment committees. None of our executive officers or other employees has the authority to unilaterally approve any investment.

Regulation

INVESTMENT COMPANY ACT OF 1940

As a BDC, we are regulated under the 1940 Act. The BDC structure provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

In part, the 1940 act requires us to be organized in the United States for the purpose of investing in, or lending to, primarily private companies and making managerial assistance available to them. As a BDC we may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses.

We may not, however, change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities. The 1940 Act defines a majority of the outstanding voting securities as the lesser of:

(i)	67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy; or

(ii)	more than 50% of the outstanding shares of such company.

We do not anticipate any substantial change in the nature of our business.

As a BDC, we may not acquire any asset other than “qualifying assets” unless at the time of acquisition the value of our qualifying assets comprise at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•

securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

•	is organized and has its principal place of business in the U.S.;

•	is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a BDC; and

•	does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

•

does not have a class of securities listed on a national securities exchange or has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;

•	is controlled by the BDC and has an affiliate of a BDC on its board of directors; or

•	meets such other criteria as may be established by the SEC.

•

securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

•	cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a BDC must offer to make available to the issuer of those securities significant managerial assistance, such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide managerial assistance to each portfolio company.

We are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings made by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one such investment company or invest more than 10% of the value of our total assets in the securities of such investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

As a BDC, we generally cannot issue and sell our common stock at a price below the current net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in a rights offering to our stockholders or; if: 1) our board of directors determines that such sale is in the best interests of the Company and our stockholders; 2) our stockholders approve the sale of our common stock at a price that is less than the current net asset value; and 3) the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any sales load). On April 23, 2008, our stockholders approved a proposal authorizing us to issue shares of our common stock for a twelve-month period, with the approval of our board of directors, at a price below the then-current NAV. The approval expires on the earlier of April 23, 2009 or on the date of our 2009 Annual Meeting of Stockholders.

We have received an exemptive order of the SEC to permit us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees and directors. We believe that the particular characteristics of our business, the dependence we have on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel in the form of restricted stock. The issuance of restricted shares of our common stock requires the approval of our stockholders. In June 2006, our stockholders approved our Amended and Restated 2006 Employee Restricted Stock Plan and our Amended and Restated 2006 Non-Employee Director Restricted Stock Plan.

We are also limited in the amount of stock options that may be issued and outstanding at any point in time. The 1940 Act provides that the amount of a BDC’s voting securities that would result from the exercise of all outstanding warrants, options and rights at the time of issuance may not exceed 25% of the business development company’s outstanding voting securities, except that if the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights issued to the BDC’s directors, officers, and employees pursuant to any executive compensation plan would exceed 15% of the BDC’s outstanding voting securities, then the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights at the time of issuance shall not exceed 20% of the outstanding voting securities of the BDC.

Our board of directors has appointed a chief compliance officer pursuant to the requirements of the 1940 Act. We are subject to periodic examination by the SEC for compliance with the 1940 Act.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we must provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. Our Amended and Restated Code of Ethics generally does not permit investments by our employees in securities that may be purchased or held by us. A copy of our Amended and Restated Code of Ethics is available at our website at www.mcgcapital.com. To review the Amended and Restated Code of Ethics on our website, click on the Investor Relations page, then select Corporate Information. In addition, you may read and copy our Code of Ethics at the Securities and Exchange Commission’s Public Reference Room in Washington, DC.

SARBANES-OXLEY ACT OF 2002

As a publicly held company we are subject to compliance with the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002, as well as the rules and regulations promulgated thereunder, imposed a number of regulatory requirements on publicly held companies and their insiders, which affect us. For example:

•	our chief executive officer, chief financial officer and chief accounting officer must certify the accuracy of the financial statements contained in our periodic reports;

•	our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	our management must prepare a report regarding its assessment of our internal control over financial reporting; and

•

our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with the Sarbanes-Oxley Act, we must review our current policies, procedures and internal controls to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

NASDAQ CORPORATE GOVERNANCE RULES

We have adopted certain policies and procedures intended to comply with the NASDAQ Global Select Market’s corporate governance rules.

SMALL BUSINESS ADMINISTRATION REGULATIONS

In December 2004, we formed Solutions Capital I, L.P. and Solutions Capital GP, LLC. In September 2007, Solutions Capital I, L.P. received final approval to be licensed as a small business investment company, or SBIC. Solutions Capital I, L.P. is able to borrow funds from the SBA against eligible pre-approved investments and additional deposits to regulatory capital. We have the potential to borrow up to $130.0 million of SBA guaranteed debentures under the SBIC program, based on our current commitments. The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage available to SBIC companies to up to $150.0 million, which represents a $12.9 million increase over SBA’s $137.1 million maximum limit as of December 31, 2008. Solutions Capital I, LP would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through December 31, 2008. There is no assurance that we could draw up to the maximum limit available under the SBIC program.

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

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. Periodically, SBA staff audits Solutions Capital I, L.P. to verify its compliance with SBIC regulations.

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

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

We elected to be treated as a “regulated investment company” or “RIC” under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, for which the election was effective as of January 1, 2002. As a RIC, we generally do not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which allows us to reduce or eliminate our corporate-level tax liability.

TAXATION AS A REGULATED INVESTMENT COMPANY

If we:

•	qualify as a RIC, and

•

distribute each year to stockholders at least 90% of our “investment company taxable income” (which is defined in the Internal Revenue Code generally as ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses), and 90% of any ordinary pre-RIC built-in gains we recognize between January 1, 2002 and December 31, 2011, less our taxes due on those gains, which we collectively refer to as the 90% Distribution Requirement, we will be entitled to deduct and, therefore, will not be subject to U.S. federal income tax on, the portion of our income we distribute or are deemed to distribute to stockholders (other than any built-in gain recognized between January 1, 2002 and December 31, 2011). We will be subject to U.S. federal income tax at the regular corporate rate on any income not distributed (or deemed distributed) to our stockholders. We will be subject to a 4% nondeductible U.S. federal excise tax to the extent we do not distribute (actually or on a deemed basis) in a timely manner 98% of our ordinary income for each calendar year, 98% of our capital gain net income for each calendar year, and any income realized but not distributed in prior calendar years.

To qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from (1) dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (2) net income derived from an interest in a “qualified publicly traded partnership;” and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of (i) one issuer, (ii) two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and are engaged in the same or similar or related trades or businesses or (iii) one or more “qualified publicly traded partnerships,” known as the Diversification Tests.

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

If we fail to satisfy the 90% Distribution Requirement or fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level tax, reducing the amount available to be distributed to our stockholders, and all of our stockholders distributions will be characterized as ordinary dividends (to the extent of our current and accumulated earnings and profits). Such dividends generally would be subject to tax to non-corporate U.S. stockholders at a maximum rate of 15% for the 2008 tax year.

EMPLOYEES

We believe our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2008, we employed 71 full-time and 2 part-time individuals, including investment, portfolio and operations professionals, in-house counsel and administrative staff, the majority of which are located in our corporate headquarters in Arlington, Virginia. Our employees are not represented by any collective bargaining unit and we believe our relations with our employees are good.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes and the schedules and exhibits to this Annual Report on Form 10-K.

Many of our portfolio investments are not publicly-traded and, as a result, there is uncertainty as to the value of our portfolio investments. If our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposition of such investments, our net asset value could be affected adversely.

In accordance with the 1940 Act and accounting principles generally accepted in the United States, we carry substantially all of our portfolio investments at fair value as determined in good faith by our board of directors. Whenever possible, we value securities at market value; however, only a small percentage of our portfolio investments is traded publicly. We value the investments that are not publicly traded pursuant to a valuation process utilizing the input of our valuation committee. The types of factors that may be considered in fair value pricing of these investments include private mergers and acquisitions transactions, comparisons to publicly traded comparable companies, third-party assessments of valuation, discounted cash flow analyses, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments, the markets in which the portfolio company does business, market-based pricing and other relevant factors. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may include unaudited, projected or pro forma financial information. Our board of directors also uses several independent valuation firms to aid it in determining the fair value of these investments. Because our valuations, and particularly the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and from the amounts we may realize on any disposition of such investments. If our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposition of such investments, our net asset value could be affected adversely.

Economic downturns or recessions could impair our portfolio companies’ financial position and operating results, which could, in turn, harm our operating results.

The US and most other markets have entered into a period of recession. Many of the companies in which we have made or will make investments are, and may continue to be, susceptible to economic downturns or recessions. Current adverse economic conditions have decreased the value of some of our loans and equity investments and a prolonged recession or depression may further decrease such value. These conditions are contributing to, and if prolonged, could lead to further losses of value in our portfolio and decrease in our revenues, net income and net assets. If prolonged, unfavorable or uncertain economic and market conditions may affect the ability of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, merger, recapitalization or initial public offering. Therefore, the number of non-performing assets may increase and the value of our portfolio may decrease during these periods. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, an acceleration of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we, or one of our affiliates, may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all, or a portion, of our claim to that of other creditors.

Investing in middle-market businesses involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

Our portfolio consists primarily of debt and equity investments in privately owned middle-market businesses. Investment in middle-market companies involves a number of significant risks. The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade. Compared to larger publicly-owned companies, these middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the management talents and efforts of an individual or a small group of persons. Therefore, the loss of any of their key employees could affect their ability to compete effectively and harm their financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay their obligations to us, which may have an adverse affect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

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

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. As of December 31, 2008, our investments in communications companies represented 15.9% of the fair value of our portfolio. Of the 15.9% investment, 14.4% represented investments in CLECs and 1.5% represented investments in other communications companies. If an industry in which we have significant investments suffers from adverse business or economic conditions, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our financial results could be affected adversely if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in a greater number of companies.

Broadview Network Holdings, Inc., or Broadview, a CLEC serving primarily business customers, is our largest portfolio investment. As of December 31, 2008, we held preferred stock in Broadview with a $139.3 million fair value. As of December 31, 2008 and December 31, 2007, our investment in Broadview represented 11.6% and 12.3%, respectively, of the fair value of our investment portfolio. During the year ended December 31, 2008, we recognized $58.2 million of unrealized depreciation on our investment in Broadview primarily as a result of a reduction in the multiples used to estimate fair value. If these multiples decrease further or if Broadview’s performance deteriorates in future periods, we may be required to recognize additional unrealized depreciation on this investment.

In November 2007, Broadview filed a registration statement on Form S-1 to register shares for an initial public offering, or IPO, of equity securities. Since early 2008, however, the IPO markets have been inaccessible due to market conditions. Broadview continues to perform in accordance with our expectations; however, we currently do not expect to accrue any further dividends on our Broadview investment. Our ability to recognize income from our preferred stock investment in Broadview in future periods depends on the performance and value of Broadview.

Currently, we are in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future. This disruption in the capital markets has contributed to the decrease in our net asset value and stock price, which has had, and could continue to, materially damage our business and operations.

Since late 2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. These market conditions were initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. For over a year, the global markets have been characterized by substantially increased volatility, short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. We believe that the U.S. economy has entered into a period of recession and forecasts for 2009 generally call for further weakness in the economy. As of December 31, 2008, our common stock was trading at $0.71 per share, or at 8.2% of net asset value.

We may be unable to monetize assets in a difficult market environment that precludes our target buyers from making investments at the fair values established by our board of directors. We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations, meet our liability maturities and to maintain compliance with our debt covenants. In addition, if the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, pay dividends and could cause us to breach certain covenants in our credit facilities, which could materially impair our business operations. Further asset value degradation may result from circumstances that we may be unable to control, such as a severe decline in the value of the U.S. dollar, a protracted economic downturn or an operational problem that affects third parties or us. Ongoing disruptive conditions could cause our stock price and net asset value to decline, restrict our business operations and could adversely impact our results of operations and financial condition.

If we are not successful in our appeal to the Internal Revenue Service, we could be subject to up to $16.5 million of additional taxes, interest and penalties, and could be required to make up to $25.1 million of additional cash and/or stock distributions. This event could have an adverse effect on our liquidity.

In December 2007, we received an examination report from the Internal Revenue Service related to its audit of our tax returns for the 2004 and 2005 tax years. The Internal Revenue Service proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful. In the event that our appeal is unsuccessful, we also could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. Thus, if we are unsuccessful in our appeal, our liquidity could be affected adversely.

If market constraints further prevent us from obtaining additional debt or equity capital, our liquidity could be adversely affected, our business prospects could be negatively impacted, we could lose key employees and our operating results could be negatively affected.

The current economic and capital market conditions in the U.S. have resulted in a severe reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular. These conditions have constrained us and other companies in the financial services sector, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow. If these conditions continue for a prolonged period of time, or worsen in the future, we could lose key employees and access to leverage and our business prospects could be negatively impacted. In addition, the debt capital that will be available, if at all, may be at a higher cost and/or less favorable terms and conditions. Equity capital is, and may continue to be, difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below net asset value per share. In addition, issuing equity at depressed stock prices is dilutive to our stockholders, uneconomical and would impair our ability to grow. These events and inability to raise capital have resulted in the suspension of new originations, curtailed our ability to grow and had a negative impact on our liquidity and operating results. The continued inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and negatively impact our operating results.

If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on our income and our income available for distribution would be reduced significantly or eliminated.

We have elected to be taxed for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. To qualify as a RIC under the Internal Revenue Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis. If we do not distribute at least 98% of our annual taxable income, we generally will be required to pay an excise tax on amounts carried over and distributed to stockholders in the next year equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such income for the current year. We have met our distribution requirements as a RIC for 2008. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a RIC. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. Consequently, if we are unable to obtain cash from other sources to satisfy our distributions to our stockholders, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

The Internal Revenue Service recently issued a Revenue Procedure that provides temporary cash flow relief to RICs, including BDCs, by allowing them to satisfy their federal tax income distribution requirements through the use of substantial amounts of their own stock, rather than solely cash or other RIC assets. Although there has been some guidance that suggests that distributions of stock consistent with the Revenue Procedure will not be viewed as violating the provisions of the 1940 Act relating to sales of shares below new asset value and do not need to be registered under the Securities Act of 1933, any such distributions require complicated compliance procedures and would be dilutive to existing stockholders. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may, in certain instances, result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on our stockholders and us.

We have substantial indebtedness and, if we do not service our debt arrangements adequately, our business could be harmed materially.

As of December 31, 2008, we had $636.6 million of outstanding borrowings under our debt facilities. As of December 31, 2008, the weighted-average annual interest rate on all of our outstanding borrowings was 5.1%, excluding the amortization of deferred debt issuance costs. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2008 total assets of at least 2.5%. Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our $190.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., or the SunTrust Warehouse, and under our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, these facilities include various affirmative and negative covenants, as well as cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period, if any, the lenders thereunder would have the ability to accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, in the event of a default on these loans held by the trusts, we bear losses to the extent our collateral exceeds our borrowings, which was $175.1 million as of December 31, 2008.

Under our $35.0 million unsecured revolving line of credit, or the SunTrust Revolver, and under the terms of our $75.0 million in unsecured notes, or the Private Placement Notes, we are also subject to financial and operating covenants that restrict our business activities, including our ability to incur certain additional indebtedness, effect debt and stock repurchases in specified circumstances or through the use of borrowings or unrestricted cash, or pay dividends above certain levels.

We record decreases in the fair values of our portfolio company investments as unrealized depreciation, which could affect certain covenants in our credit facilities. Our SunTrust Warehouse requires that we maintain a minimum shareholders’ equity of not less than $525.0 million as of December 31, 2008 plus 50% of the proceeds from any post-amendment date equity issuances. The SunTrust Revolver requires that we maintain a minimum shareholders’ equity of not less than $500.0 million plus 50% of the proceeds from any post-amendment date equity issuances for the periods ending as of and after December 31, 2008 and the Private Placement Notes require that we maintain a consolidated stockholders equity of $500.0 million for the periods ending as of and after December 31, 2008. As of December 31, 2008, our shareholders’ equity was $658.9 million. In the event that we experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities pursuant to which our lenders might, among other things, require full and immediate payment.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions until we are in compliance with the 200% threshold requirement.

As of December 31, 2008, our ratio of total assets to total borrowings and other senior securities was 201%. Based on our December 31, 2008 balances of total assets, total borrowings and other securities as of December 31, 2008, we had $60.9 million of additional borrowing capacity before falling below the minimum BDC asset coverage requirement, including $53.3 million of the funded borrowings capacity of our SBIC. Excluding the SBIC impact, the cushion was $7.6 million. Debt issued by our SBIC is excluded from the total borrowings used to calculate our asset coverage ratio. Based on our preliminary balances of total assets, total borrowings and other securities as of March 3, 2009, we had approximately $83.3 million of cushion under our BDC asset coverage requirement, when including the SBIC impact.

In addition, because a significant portion of our assets and liabilities are priced using various short-term rate indices, including one-month to nine-month LIBOR, commercial paper rates and the prime rate, the timing of changes in market interest rates or in the relationship between interest rate indices could affect the interest rates earned on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, which could result in a decrease in net income.

If we are not able to refinance or renew our debt or able to do so on favorable terms, our operations could be affected adversely.

As of December 31, 2008, we had $636.6 million of borrowings. In February 2009, we entered into amendments related to each of our SunTrust Warehouse, SunTrust Revolver and Private Placement Notes, pursuant to which the facility limits on the SunTrust Revolver and SunTrust Warehouse were reduced to $35.0 million and $190.0 million, respectively, of which $35.0 million will mature within one year.

Our SunTrust Revolver matures in May 2009 and absent any acceleration events, the SunTrust Warehouse matures in August 2011 and the Private Placement Notes mature in October 2010 (with respect to the $50.0 million in notes) and October 2012 (with respect to the $25.0 million in notes). We cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to renew or replace such facilities and consummate new facilities, at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under such facilities and are declared in default or are unable to renew or refinance these facilities, our operations could be affected adversely.

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

On August 6, 2008, we announced that we had met our estimated distribution requirements for 2008. Subsequently, we did not make additional distributions during 2008. We may not be able to achieve operating results or our business may not perform in a manner that will allow us to make any distributions in 2009 or thereafter. During 2009, we will make decisions with respect to dividends on a quarter-by-quarter basis after taking into account the minimum statutorily required level of distributions, including gains and losses recognized for tax purposes, portfolio transactional events, our liquidity and our BDC asset coverage ratio. In addition, we may not be able to make distributions at a specific level or to increase the amount of these distributions from time to time. Due to the BDC asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. If our asset coverage ratio falls below 200%, we will be unable to make distributions until our asset coverage ratio improves. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level.

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

We depend on the continued services of our executive officers and other key management personnel. The loss of any of our executive officers or key management personnel could result in inefficiencies in our operations and lost business opportunities, which could have a negative impact on our business. In addition, under our SunTrust Warehouse, if either Steven F. Tunney, our CEO, or B. Hagen Saville, our Executive Vice President, Business Development, ceases to be actively involved in the management of MCG and is not replaced by a person reasonably acceptable to SunTrust within 90 consecutive calendar days of such occurrence, we would be in default under such facility. If we lose the services of Mr. Tunney or Mr. Saville and are unable to identify and hire suitably qualified replacements, it could trigger a covenant default under our SunTrust Warehouse, which could accelerate the termination date of that facility.

Fluctuations in interest rates could affect our income adversely.

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally not have a material effect on the existing fixed rate loans in our portfolio. In addition, a significant decrease in interest rates could reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 58.8% of the loans in our portfolio, based on amounts outstanding at fair value as of December 31, 2008, were at variable rates based on a benchmark LIBOR or prime rate and approximately 41.2% were at fixed rates.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value unless our stockholders approve such a sale and our board of directors make certain determinations. On April 23, 2008, our stockholders approved a proposal that allows us, with the approval of our board of directors, to sell shares of our common stock at a price below our then-current net asset value per share. The approval expires on the earlier of April 23, 2009 or the date of our 2009 Annual Meeting of Stockholders. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution.

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

Our wholly owned subsidiary, Solutions Capital I, LP, is licensed to operate as an SBIC and is regulated by the SBA. The SBA regulations require that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations. If Solutions Capital I, LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit the Solutions Capital I, LP’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit Solutions Capital I, LP from making new investments. The SBA also imposes a limit on the maximum amount that may be borrowed by any single SBIC. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC.

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

Recently, our common stock has traded below $1.00 per share on the NASDAQ Global Select Market. Because many companies have experienced similar volatility in their stock prices, on October 16, 2008, the NASDAQ Stock Market LLC, or NASDAQ, made a rule filing with the SEC to temporarily suspend its bid price and market value of publicly held securities continued listing requirements until January 16, 2009. On January 15, 2009, the SEC allowed NASDAQ to extend this suspension until April 20, 2009.

Absent a further extension of NASDAQ’s recent rule filing, if the closing bid price per share for our common stock is below $1.00 per share for 30 consecutive business days, we will receive notification from The NASDAQ Stock Market LLC, or NASDAQ, indicating that we are not in compliance with NASDAQ Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rule 4450(e)(2), we would then be provided 180 calendar days to regain compliance.

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

Current levels of market volatility are unprecedented. Our stock price has been, and continues to be, volatile and purchasers of our common stock could incur substantial losses.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent months, the volatility and disruption have reached unprecedented levels, and we have experienced greater than usual stock price volatility. In addition, the stock market in general and the market prices for securities of financial services companies and business development companies in particular have experienced extreme volatility that often have been unrelated or disproportionate to the operating performance of these companies. If current levels of market volatility continue or worsen, there can be no assurance that we will not continue to experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

In addition, the trading price of our common stock following an offering may fluctuate substantially. The price of the common stock that will prevail in the market after an offering may be higher or lower than the price you paid and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	our quarterly results of operations;

•	price and volume fluctuations in the overall stock market from time to time;

•	investors’ general perception of our company, the economy and general market conditions;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	the financial performance of the specific industries in which we invest on a recurring basis, including without limitation, our investments in communications companies;

•	significant transactions or capital commitments by us or our competitors;

•	significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls or short trading positions;

•	changes in laws or regulatory policies or tax guidelines with respect to business development companies or RICs;

•	the loss of a major funding source, including one of our lenders;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; or

•	departures of key personnel.

If any of these factors causes an adverse effect on our business, results of operations or financial condition, the price of our common stock could fall and investors may not be able to sell their common stock at or above their respective purchase prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Neither we nor any of our subsidiaries own any facilities or real estate. However, we lease 42,826 square feet of office space in Arlington, Virginia for our corporate headquarters and 6,758 square feet in Richmond, Virginia for certain administrative operations. Effective January 16, 2009, we entered into an agreement for a 3,252 square foot reduction in the space that we rent in Arlington. We also lease office space in Monterey, California and Atlanta, Georgia that is no longer used by MCG, the majority of which is sublet to third-parties.

ITEM 3.	LEGAL PROCEEDINGS

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful. If our appeal is not successful, we could be subject to up to $16.5 million of additional taxes, interest and penalties. If, in the future, we believe it is more likely than not that we will not prevail, we would accrue the estimated amounts due. In the event that our appeal is unsuccessful, we also could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions.

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MCGC.” The following table sets forth the high and low last sale prices of our common stock for the periods indicated, as reported on the NASDAQ Global Select Market:

	Years ended December 31,
	2008		2007
Quarter Ended	High	Low	High	Low
March 31	$13.61	$9.09	$20.37	$16.81
June 30	$8.46	$3.98	$20.00	$15.93
September 30	$4.90	$2.21	$16.49	$12.95
December 31	$2.38	$0.58	$14.70	$10.25

Holders

On February 23, 2009, we had approximately 185 holders of record of our common stock. As of February 24, 2009, there were approximately 26,900 beneficial holders of our common stock.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered shares of our common stock or repurchase any shares of our common stock during the three months ended December 31, 2008.

Distribution Policy

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains.

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

Variables that could necessitate a dividend in 2009 include the actual timing of gains and losses for tax purposes and equity investment monetizations. We will make decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, monetizations, our liquidity and our BDC asset coverage ratio at the time of such decision. For additional information about our distributions see the Liquidity and Capital Resources section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Stock Performance Graph

The following comparative stock performance graph compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2003 through December 31, 2008, in each of: i) our common stock; ii) the Russell 2000 Index; and iii) the NASDAQ Financial 100 Index (capitalization weighted).

Measurement Date	MCG Capital Corporation	NASDAQ Financial 100	Russell 2000
12/31/2003 (base period)	$100.00	$100.00	$100.00
6/30/2004	82.21	101.09	106.76
12/31/2004	96.07	112.57	118.33
6/30/2005	100.92	108.63	116.85
12/31/2005	90.69	112.42	123.72
6/30/2006	104.43	113.89	133.88
12/31/2006	139.94	124.36	146.44
6/30/2007	116.03	122.75	155.88
12/31/2007	89.82	112.25	144.15
6/30/2008	34.24	88.00	130.64
12/31/2008	6.11	77.41	95.44

The information included under the heading Stock Performance Graph in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed,” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth in the following table with respect to our statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes below and to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing DNOI and (loss) earnings per common share basic and diluted. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto found at Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
(in thousands, except per share and other period-end data)	2008	2007	2006	2005	2004
Income statement data
Revenue	$135,365	$187,119	$154,393	$119,545	$93,117
Net operating income before investment gains and losses and income tax provision	56,090	101,918	83,644	60,515	45,090
Distributable net operating income (“DNOI”)(a)	66,902	110,942	87,114	64,936	54,491
Net (loss) income	(191,245)	86,636	100,949	68,193	47,647

Per common share data
Net operating income before investment gains and losses and income tax provision per common share basic and diluted(b)	$0.78	$1.58	$1.47	$1.20	$1.04
DNOI per share basic and diluted(a) (b)
Basic	$0.93	$1.72	$1.53	$1.28	$1.26
Diluted	$0.93	$1.72	$1.53	$1.28	$1.25
(Loss) earnings per weighted-average common share—basic and diluted(b)	$(2.65)	$1.34	$1.77	$1.35	$1.10
Cash dividends declared per common share	$0.71	$1.76	$1.68	$1.68	$1.68

Selected period-end balances
Total investment portfolio(f)	$1,203,148	$1,545,090	$1,248,073	$1,088,498	$867,871
Total assets	1,312,434	1,637,581	1,319,268	1,244,487	1,053,511
Borrowings	636,649	751,035	521,883	541,119	467,400
Total stockholders’ equity	658,911	834,689	753,137	666,087	554,213
Net asset value per common share outstanding(c)	$8.66	$12.73	$12.83	$12.48	$12.22

Average size of investment(f)	$17,188	$19,075	$15,037	$11,962	$8,947

Other period-end data
Number of portfolio companies	70	81	83	91	97
Number of employees(d)	73	95	85	128	112

Reconciliation of DNOI to net operating income before investment (losses) gains and income tax provision
Net operating income before investment gains and losses and income tax provision	$56,090	$101,918	$83,644	$60,515	$45,090
Amortization of employee restricted stock awards	6,961 (e)	9,024	3,470	4,421	9,401
Goodwill impairment	3,851	—	—	—	—

DNOI	$66,902	$110,942	$87,114	$64,936	$54,491

Weighted-average common shares outstanding(b)
Basic	72,254	64,498	57,047	50,611	43,389
Diluted	72,254	64,507	57,084	50,633	43,443

Shares outstanding at end of year	76,075	65,587	58,694	53,372	45,342

(a)

DNOI is net operating income before investment gains and losses and income tax provision (benefit), as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards and goodwill impairment. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization and goodwill impairment charges, which represents an expense of the company but does not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

(b)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 7—Capital Stock and Note 12—(Loss) Earnings Per Share in the Notes to Consolidated Financial Statements under Item 8 Financial Statements and Supplementary Data for additional information about the rights offering and the associated bonus element.

(c)	Based on common shares outstanding at period-end.
(d)	Includes 51 and 47 of employees as of December 31, 2005 and 2004, respectively, of our former subsidiary Kagan Research, LLC.
(e)

Includes $106 of amortization of employee restricted stock awards associated with our corporate restructuring. These expenses are reported as general and administrative expenses on our Consolidated Statements of Operations.

(f)

Concurrent with our January 1, 2008 adoption of Statement of Financial Accounting Standards No. 157—Fair Value Measurements, we netted unearned fees against the associated debt investments for all periods presented in this table.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and Other Data, and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income and general and administrative expenses and the factors that may affect such results, our current strategic direction, including monetizing assets and the amount and timing of such monetizations, the preservation of liquidity, building our cash position, deleveraging our balance sheet, preserving our net asset value and increasing our BDC asset coverage ratio, the amount of additional borrowings and excess capacity available to us in relation to our BDC asset coverage ratio, our intention to retain our status as a BDC, the cause of net unrealized losses, our ability to recover any such losses and the timing and severity of realized losses, the state of the US economy, the likely outcome of our tax appeal with the IRS, the timing and amount of dividend distributions, our ability to repurchase equity and additional debt securities, the application of tax losses, the performance of our portfolio companies and the timing of advances to our portfolio companies, the timing and projected savings through expense reductions, the level and timing of originations, the effect of interest rate increases in our credit facilities, the sufficiency of our current liquidity, cash flows from operations and expected monetizations to meet our operating expenses and service our debt obligations, the ability to access our SBIC facility and to exclude debt from our BDC asset coverage ratio, the continued engagement of third party independent valuation firms to conduct independent valuations of investments in our portfolio, the ability to increase shareholder value, general market conditions, economic and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part I of this Annual Report on Form 10-K.

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

Description of Business

We are a solutions-focused commercial finance company providing capital and advisory services to middle-market companies throughout the United States. We make debt and equity investments primarily in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization, or EBITDA, of $3 million to $25 million, which we refer to as “middle-market” companies. Generally, our portfolio companies use our capital investment to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We identify and source new portfolio companies through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner operators.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act. As a business development company, or BDC, we are required to meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a coverage ratio of total net assets to total senior securities, which include most of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. If we satisfy these requirements, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. From time to time, our wholly owned subsidiaries may execute transactions that trigger corporate-level tax liabilities. In such cases, we recognize a tax provision in the period when it becomes more likely than not that the taxable event will occur.

Economic Market Conditions in 2008

Beginning in late 2007, the United States entered a recession. Throughout 2008, the economy continued to deteriorate and many believe that the current recession could continue for an extended period. During 2008, banks and others in the financial services industry reported significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the $787 billion American Recovery and Reinvestment Act of 2009 in February 2009. In addition, the stock market has declined significantly, with both the S&P 500 and the NASDAQ Global Select Market (on which MCG trades), declining by nearly 40% between December 31, 2007 and December 31, 2008. As the recession deepened during 2008, unemployment rose and consumer confidence declined, which led to significant reductions in spending by both consumers and businesses.

Consistent with other companies in the financial services sector, we have been affected adversely by many of these events. The availability of debt and equity capital has declined significantly. Between December 31, 2007 and December 31, 2008, the closing price of our common stock dropped by nearly 94% and was trading at less than 10% of our net asset value as of December 31, 2008, thereby making it undesirable to issue new equity. In addition, the deterioration in consumer confidence and a general reduction in spending by both consumers and businesses has had an adverse effect on a number of the industries in which some of our portfolio companies operate and has led to an overall reduction in many of the comparable multiples that we use to estimate the fair value of certain companies in our investment portfolio. Consequently, during 2008, we recognized $248.2 million of unrealized depreciation on our investment portfolio primarily because of this reduction in the multiples and market pricing used to estimate the fair value of our investments and the performance of certain portfolio companies. In addition, we suspended our loan and equity originations; however; from time to time we may make advances to current portfolio companies.

Throughout 2008, we closely monitored these evolving economic events and instituted timely measures to retain liquidity, continue to meet the requirements of regulators and our debt holders, and reduce expenditures. We recognize that many of these measures have been difficult for our shareholders, our employees and our portfolio companies. Nonetheless, we believe these actions are necessary to preserve capital and liquidity during this turbulent economic period. If we are able to meet our goals with respect to leverage levels, unrestricted cash balances and credit agreement limitations, we will evaluate on a quarterly basis the potential repurchase of equity and additional debt securities at a discount and the resumption of stockholder distributions. The following sections summarize the key initiatives that we undertook during 2008 and early 2009.

MONETIZATIONS

During the second half of 2008, we focused on the monetization of certain debt and equity investments in our portfolio to deleverage our balance sheet and build cash reserves. Throughout 2008, we successfully monetized $155.6 million of our portfolio assets, including $92.1 million of monetizations (at close to our carrying value) during the second half of the year. During 2008, the availability of capital became increasingly constrained. Thus, as the year progressed it became more challenging to consummate monetizations on a timely basis. However, on February 27, 2009, we sold our equity investment in LMS Intellibound Investors, LLC, or LMS, for $40.5 million to MSouth Equity Partners. We made the original equity investment in LMS in May, 2007. The cost and fair value of our equity investment in LMS as of September 30, 2008 was $23.1 million and $36.4 million, respectively. In addition, in February 2009, we received full repayment of our $21.5 million second-lien investment from Dayton parts Holding, LLC, a non-affiliate investment in our portfolio. This second-lien loan was repaid at par and $0.9 million above its most previously reported fair value.

Since we began our deleveraging initiatives in July 2008, we have completed a total of $156.3 million in investment monetizations at 100.1% of their most recently reported fair values. We will strive to continue monetizing assets over the course of the next several quarters; however, the timing of such monetizations depends largely upon future market conditions. We are under no contractual or other obligation to monetize assets at specified times, levels or prices.

BORROWING AGREEMENTS

In February 2009, we successfully renegotiated three of our debt facilities. Most significantly, these amendments relaxed key covenant requirements under the borrowing facilities. Most significantly, the minimum net worth requirement was reduced from $654.0 million to $525.0 million, plus 50% of the proceeds from post amendment date equity issuances in our secured warehouse facility and to $500.0 million for our unsecured privately placed notes. In addition, cross-default provisions related to our unsecured privately placed notes were modified so that the defaults under other non-recourse facilities would not be an event of default for the unsecured notes. In February we obtained a liquidity renewal and covenant relief from SunTrust for its committed secured warehouse facility, which resulted in a final maturity for this facility of August 2011.

As described more fully in the Liquidity and Capital Resources—Borrowings section of this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, we agreed to increase the interest rates paid under the facilities. These amendments provide MCG with continuing debt financing with repayment terms that are tied to future monetizations.

In addition to the borrowing facilities described above, our wholly owned subsidiary, Solutions Capital I, LP has a license which allows us to borrow up to $130.0 million under the Small Business Investment Act of 1958, based upon our current commitment and existing approval by the SBA. As of December 31, 2008 we had $2.6 million of debt under the facility. We must repay these borrowings within ten years after the borrowing date, which will occur between 2018 and 2022. In October 2008, we received exemptive relief from the Securities and Exchange Commission, or SEC, that, among other things, allows us to effectively exclude debt issued by Solutions Capital I, LP from the calculation of our consolidated BDC asset coverage ratio. The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage to available SBIC companies to up to $150.0 million, which represents a $12.9 million increase over SBA’s $137.1 million maximum limit as of December 31, 2008. Solutions Capital I, LP would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through December 31, 2008. There is no assurance that we could draw up to the maximum limit available under the SBIC program.

DIVIDEND SUSPENSION

We did not declare dividends during the quarters ended September 30, 2008 and December 31, 2008. This action preserved nearly $41.0 million of capital, based on the $0.27 per share dividend declared during the quarter ended June 30, 2008 and paid during the quarter ended September 30, 2008. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which could result in a significant reduction to our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009, which could result in no payments being made in 2009. This action could preserve over $82.0 million in capital assuming an annualized dividend rate of $0.27 per share per quarter. Variables that could necessitate a dividend in 2009 to meet our RIC requirements include the actual timing of gains and losses for tax purposes, equity investment monetizations and distributions in the event that all or part of our appeal with the IRS is unsuccessful. We will make our decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity and our asset coverage ratio at the time of such decision.

REPURCHASE OF COLLATERALIZED LOAN OBLIGATIONS

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that had previously been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1. As a result of this purchase, we recognized an $11.1 million gain on extinguishment of debt during December 2008. Subsequently, in January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which will result in the recognition of an additional $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009.

In addition to being able to extinguish this debt for less than 27% of the principal amount of the associated notes, our interest expense will be reduced by approximately $1.5 million of annual interest expense, based on the LIBOR rate in effect as of December 31, 2008, over the remaining life of the Commercial Loan Trust 2006-1 facility.

CORPORATE RESTRUCTURING

In August 2008, we announced the implementation of a corporate restructuring that resulted in lower incentive compensation for our executives, a 27% reduction in our workforce and the closure of certain facilities. Subsequent to the August 2008 reduction in force, another 3 employees left MCG, which we do not expect to replace in the near term. This attrition is expected to save an additional $0.8 million in employee and employee-related costs during 2009. To further control our general and administrative expenses, we do not plan to provide material compensation increases to our employees during 2009. We expect to identify additional cost-saving measures during 2009 and we will manage our expense base relative to our asset size as the portfolio decreases through monetizations.

Overview of Results of Operations

During 2008, we reported a net loss of $191.2 million or $2.65 per fully diluted share, compared to net income of $86.6 million, or $1.34 per fully diluted share, during 2007. The $191.2 million net loss reported for 2008 primarily reflects $257.6 million of net investment losses recognized during 2008, including $9.4 million of realized losses on our investments and $248.2 million of unrealized depreciation on the fair value of our portfolio. The $248.2 million of unrealized depreciation reported during 2008 was due predominantly to a reduction in the multiples used to estimate the fair value of our investments because of declines in market transactions and market pricing used to estimate the fair value of our investments and the performance of certain portfolio companies.

During 2008, our net operating income was $56.1 million, or $0.78 per fully diluted share, compared to $101.9 million, or $1.58 per fully diluted share, for 2007. The $45.8 million, or 45.0%, decrease in net operating income reflects a $51.7 million decrease in our total revenues, partially offset by a $5.9 million decrease in operating expenses. The $51.7 million decrease in revenues primarily reflects a $29.4 million decrease in dividend revenue resulting from the cessation of the accretion of dividends on our equity investment in Broadview and the monetization of our equity investments in two portfolio companies. In addition, our interest income decreased $13.1 million primarily because of lower interest rates and a $62.1 million decline in average loan balances. Our interest income will continue to decrease until either LIBOR goes up or we begin to increase our average assets by originating new loans.

During 2008, we generated approximately $155.6 million of additional liquidity by successfully monetizing twenty portfolio investments. The proceeds from nineteen of these monetizations correlated closely with the most recently reported fair value of the associated investments; except we sold one investment for $5.6 million less than the fair value reported. While we expect to continue to monetize our assets at over the course of the next several quarters, the timing of such monetizations is dependent largely upon future market conditions.

We intend to increase our cash to repay our debt obligations as they become due and to increase our liquidity. Once we meet our liquidity objectives, we may consider debt and equity repurchases, subject to the limitations set forth in the 1940 Act and our borrowing facilities and we expect to evaluate the resumption of dividends in the future.

Portfolio Composition

As of December 31, 2008, the fair value of our investment portfolio was $1,203.1 million, which represents a $342.0 million, or 22.1%, decrease from the $1,545.1 million fair value as of December 31, 2007. This decrease is primarily attributable to the monetizations and valuation adjustments discussed above. The following sections describe the composition of our investment portfolio as of December 31, 2008 and describe key changes in our portfolio during 2008.

The following table summarizes the composition of our investment portfolio at fair value:

	December 31, 2008		December 31, 2007
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments(a)
Senior secured debt	$428,817	35.7%	$479,214	31.0%
Subordinated debt
Secured	351,425	29.2	522,742	33.9
Unsecured	28,081	2.3	32,189	2.1

Total debt investments	808,323	67.2	1,034,145	67.0

Equity investments
Preferred equity	339,576	28.2	447,229	28.9
Common/Common equivalents equity	55,249	4.6	63,716	4.1

Total equity investments	394,825	32.8	510,945	33.0

Total investments(a)	$1,203,148	100.0%	$1,545,090	100.0%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for 2008 and 2007.

The following table shows our portfolio of investments by industry at fair value:

	December 31, 2008		December 31, 2007
(dollars in thousands)	Investments at Fair Value(b)	Percent of Total Portfolio	Investments at Fair Value(b)	Percent of Total Portfolio
Telecommunications—CLEC	$173,789	14.4%	$255,483	16.5%
Communications—other	17,403	1.5	39,789	2.6
Healthcare	123,589	10.3	136,496	8.8
Cable	119,134	9.9	114,958	7.4
Food services	81,935	6.8	79,471	5.1
Business services	77,213	6.4	87,327	5.7
Logistics	66,950	5.6	70,005	4.5
Broadcasting	66,401	5.5	88,105	5.7
Plastic products	45,317	3.8	81,122	5.3
Electronics	42,018	3.5	40,521	2.6
Sporting goods	36,531	3.0	46,959	3.0
Technology	35,980	3.0	34,067	2.2
Laboratory instruments	35,054	2.9	54,527	3.5
Publishing	34,743	2.9	59,538	3.9
Auto parts	31,010	2.6	34,393	2.2
Education	29,062	2.4	31,967	2.1
Entertainment	28,268	2.4	42,676	2.8
Home furnishings	27,899	2.3	49,255	3.2
Industrial products	26,246	2.2	26,723	1.7
Consumer products	22,855	1.9	38,027	2.5
Insurance	21,258	1.8	22,410	1.5
Leisure activities	13,816	1.2	13,611	0.9
Information services	13,618	1.1	37,465	2.4
Other media	11,940	1.0	20,092	1.3
Other(a)	21,119	1.6	40,103	2.6

Total	$1,203,148	100.0%	$1,545,090	100.0%

(a)	No individual industry within this category exceeds 1%.
(b)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for 2008 and 2007.

As of December 31, 2008, our ten largest portfolio companies represented approximately 43.6% of the total fair value of our investments. These ten companies accounted for approximately 34.7% of our total revenue during 2008. As of December 31, 2008, approximately 15.9% of our portfolio at fair value was invested in companies in the communications industry, of which 14.4% were in CLECs. Our largest portfolio company, Broadview Network Holdings, Inc., or Broadview, is a CLEC that represents 11.6% of the fair value of our portfolio. Our remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies. See Results of Operations for additional information regarding our investment in Broadview.

OVERVIEW OF CHANGES IN INVESTMENT PORTFOLIO

During 2008, we made $125.0 million of originations and advances, including originations to eight existing portfolio companies, compared to $675.5 million of originations and advances during 2007. The following table summarizes our total portfolio investment activity during 2008 and 2007:

	Years ended December 31,
(in thousands)	2008(a)	2007(a)
Beginning investment portfolio	$1,545,090	$1,248,073
Originations and advances	124,981	675,492
Gross payments/reductions/sales of securities/other	(212,601)	(363,873)
Net unrealized (losses) gains	(251,175)	(17,649)
Net realized (losses) gains	(9,173)	20,888
Amortization of (additions to) unearned income	2,515	(1,272)
Reversals of unrealized depreciation (appreciation)	3,511	(16,569)

Ending investment portfolio	$1,203,148	$1,545,090

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both December 31, 2008 and December 31, 2007

The following table shows our gross originations and advances during 2008 and 2007 by security type:

	2008		2007
(dollars in thousands)	$	% of Total	$	% of Total
Debt investments
Senior secured debt	$49,351	39.5%	$288,295	42.7%
Subordinated debt
Secured	46,796	37.4	196,794	29.1
Unsecured	1,823	1.5	25,251	3.7

Total debt investments	97,970	78.4	510,340	75.5

Equity investments
Preferred equity	26,973	21.6	156,459	23.2
Common/common equivalents equity	38	—	8,693	1.3

Total equity investments	27,011	21.6	165,152	24.5

Total gross originations and advances	$124,981	100.0%	$675,492	100.0%

The following table shows our gross payments, reductions, and sales of securities during 2008 and 2007 by security type:

	2008		2007
(dollars in thousands)	$	% of Total	$	% of Total
Debt investments
Senior secured debt	$124,326	58.5%	$191,587	52.7%
Subordinated debt
Secured	58,478	27.5	112,520	30.9
Unsecured	—		6,882	1.9

Total debt investments	182,804	86.0	310,989	85.5

Equity investments
Preferred equity	18,003	8.5	18,916	5.2
Common/common equivalents equity	11,794	5.5	33,968	9.3

Total equity investments	29,797	14.0	52,884	14.5

Total gross payments, reductions and sales of securities	$212,601	100.0%	$363,873	100.0%

During the years ended December 31, 2008 and 2007, our gross payments, reductions and sales of securities by transaction type included:

(in thousands)	2008	2007
Principal repayments	$108,989	$213,344
Scheduled principal amortization	52,106	50,459
Sale of equity investments	22,726	44,903
Senior loan sales	18,733	33,109
Collection of accrued paid-in-kind (PIK) interest and dividends	10,047	22,058

Total gross payments, reductions and sales of securities	$212,601	$363,873

Significant Changes in Portfolio

As shown in the following table, during 2008, we monetized twenty portfolio investments with a fair value totaling $155.6 million:

	Years ended December 31, 2008
Portfolio Company (in thousands)	Principal Repayments	Sale of Equity investments	Senior Loan Sales	PIK Interest and Dividend Prepayments(a)	Total
JUPR Holdings, Inc.	$2,039	$15,958	$—	$2,492	$20,489
MicroCal Holdings, LLC	18,929	—	—	58	18,987
The Matrixx Group, Incorporated	16,000	—	—	376	16,376
Stratford School Holdings, Inc.	6,530	—	8,000	—	14,530
Country Road Communications, LLC	13,000	—	—	—	13,000
Micro Dental Laboratories	11,453	—	—	1,131	12,584
Cherry Hill Holdings, Inc.	11,400	—	—	385	11,785
Communicom Broadcasting, LLC	11,000	—	—	158	11,158
LMS Intellibound Investors, LLC	—	—	10,733	—	10,733
Crescent Publishing Company, LLC	7,194	—	—	596	7,790
Wiesner Publishing Company, LLC	—	5,750	—	—	5,750
Working Mother Media, Inc.	4,313	—	—	—	4,313
Chesapeake Tower Holdings, LLC	3,654	—	—	—	3,654
B & H Education, Inc.	2,250	—	—	—	2,250
Construction Trailer Specialists, Inc.	1,225	—	—	—	1,225
Other (< $1.0 million)	—	1,018	—	—	1,018

Total	$108,987	$22,726	$18,733	$5,196	$155,642

(a)	Only includes paid-in-kind interest and dividends related to the prepayment of an investment.

The proceeds from nineteen of these monetizations correlated closely with the most recently reported fair value of the associated investments; except we sold one investment for $5.6 million less than the fair value reported.

During July 2008, in connection with a $15.0 million debt and equity investment by NCR Corporation, or NCR, into TNR Holdings Corp., or TNR Holdings, we also converted our securities into preferred equity of TNR Holdings, and invested $2.0 million in debt. Separately, in November 2008, we converted our $3.0 million investment in senior debt of Intran Media, LLC, to preferred equity. The following table summarizes our conversions of these debt investments into equity:

(dollars in thousands)	Year ended December 31, 2008
Debt investments
Senior secured debt	$(19,324)
Secured subordinated debt	(12,437)

Total debt investments	(31,761)
Preferred equity	31,761

Net converted investments	$—

With the exception of monetizations, we expect that our investment activity will be below historical levels.

ASSET QUALITY

Asset quality is generally a function of portfolio company performance, economic conditions, and our underwriting and ongoing management of our investment portfolio. In addition to various risk management and monitoring tools, we also use the following investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio:

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

The following table shows the distribution of the fair value of our investments on our 1 to 5 investment rating scale as of December 31, 2008 and 2007:

(dollars in thousands)	December 31, 2008			December 31, 2007
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$719,765	(a)	59.8%	$1,107,050	(a)	71.6%
2	206,829		17.2	207,668		13.4
3	233,172		19.4	180,193		11.7
4	32,648		2.7	20,113		1.3
5	10,734		0.9	30,066		2.0

	$1,203,148		100.0%	$1,545,090		100.0%

(a)

As of December 31, 2008 and 2007, Investment Rating “1” includes $362.9 million and $620.6 million, respectively, of loans to companies in which we also hold equity securities or for which we realized a gain on our equity investment.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, as of December 31, 2008 and 2007:

	December 31, 2008(a)		December 31, 2007(a)
(dollars in thousands)	Fair Value	% of Loan Portfolio	Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$695	0.09%	$28	—%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$695	0.09%	$28	—%

Loans on non-accrual status(b)
0 to 90 days past due	$38,619	4.77%	$67,378	6.52%
Greater than 90 days past due	695	0.09	28	—

Total loans on non-accrual status(b)	$39,314	4.86%	$67,406	6.52%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both December 31, 2008 and 2007.
(b)

The $28.1 million decrease from December 31, 2007 to December 31, 2008 primarily resulted from unrealized depreciation on loans to Cleartel Communications, Inc., or Cleartel, of $25.2 million, as well as an $11.6 million decrease resulting from the sale of Working Mother Media, Inc., and $2.0 million of decreases in the fair value of loans that were on non-accrual status as of December 31, 2007. In addition, the conversion of certain debt in TNR Entertainment Corp. to equity in TNR Holdings Corp., resulted in a $25.8 million reduction in non-accrual loans. These decreases were partially offset by the placement of $36.5 million of other loans on non-accrual status, including $28.0 million of loans made to portfolio companies in the broadcasting industry.

One of the largest decreases in the fair value of non-accrual loans during 2008 resulted from a reduction in the fair value of our investment in Cleartel. Cleartel, a CLEC that primarily serves residential customers, is one of our control investments. Since the first quarter of 2007, this investment has been, and will continue to be, on non-accrual status for the foreseeable future. As of December 31, 2007, our Cleartel investment had a fair value of $25.2 million, which represented 1.6% of the fair value of our investments.

Subsequently, as of June 30, 2008, we concluded that the fair value of this investment was zero. In addition, we own preferred stock and 100% of the common stock of Cleartel, both of which had fair values of zero as of December 31, 2008 and December 31, 2007. During 2008, we advanced $9.5 million to Cleartel to support its operations, which became an unrealized loss.

RESULTS OF OPERATIONS

The following section compares our results of operations for the year ended December 31, 2008 compared to 2007.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The following table summarizes the components of our net (loss) income for the years ended December 31, 2008 and 2007:

	Year ended December 31,		Variance
(dollars in thousands)	2008	2007	$	Percentage
Revenue
Interest and dividend income
Interest income	$108,855	$121,917	$(13,062)	(10.7)%
Dividend income	19,973	49,390	(29,417)	(59.6)
Loan fees	3,427	4,722	(1,295)	(27.4)

Total interest and dividend income	132,255	176,029	(43,774)	(24.9)
Advisory fees and other income	3,110	11,090	(7,980)	(72.0)

Total revenue	135,365	187,119	(51,754)	(27.7)

Operating expenses
Interest expense	35,431	43,119	(7,688)	(17.8)
Employee compensation
Salaries and benefits	16,490	21,800	(5,310)	(24.4)
Amortization of employee restricted stock	6,855	9,024	(2,169)	(24.0)

Total employee compensation	23,345	30,824	(7,479)	(24.3)
General and administrative expense	16,648	11,258	5,390	47.9
Goodwill impairment	3,851	—	3,851	NM

Total operating expenses	79,275	85,201	(5,926)	(7.0)

Net operating income before investment losses, gain on extinguishment of debt and income tax provision	56,090	101,918	(45,828)	(45.0)

Net investment losses before gain on extinguishment of debt and income tax provision	(257,601)	(12,887)	(244,714)	NM

Gain on extinguishment of debt	11,055	—	11,055	NM

Income tax provision	789	2,395	(1,606)	(67.1)

Net (loss) income	$(191,245)	$86,636	$(277,881)	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During 2008, our total revenue was $135.4 million, which represents a $51.8 million, or 27.7%, decrease from 2007. This decline was composed primarily of: a $29.4 million, or 59.6%, decrease in dividend income; a $13.1 million, or 10.7%, decrease in interest income; an $8.0 million, or 72.0%, decrease in advisory fees and other income; and a $1.3 million, or 27.4%, decrease in loan fees. We expect that our revenues will be below historical levels until such time that interest rates rise and/or we recommence originating new investments. The following sections describe the reasons for these variances.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates and the balance of loans on non-accrual status for which we are not accruing interest. During 2008, the total yield on our average debt portfolio at fair value was 11.8% compared to 12.5% during 2007. The weighted-average LIBOR rate was 2.9% during 2008, compared to 5.3% during 2007. The spread to average LIBOR on our average loan portfolio at fair value during 2008 was 8.9% compared to 7.2% during 2007, because of higher interest reset rates.

During 2008, interest income was $108.9 million, compared to $121.9 million during 2007, which represented a $13.1 million, or 10.7%, decrease. This decrease reflected a $19.1 million decrease resulting from a 238 basis point reduction in average LIBOR, a $6.0 million decrease in interest income resulting from a decline in average loan balances and a $4.7 million decrease in interest income resulting from an increase in the average daily balance of loans that are on non-accrual status. In addition, interest income decreased $2.9 million as a result of the receipt of previously unaccrued income received from paid-in-kind, or PIK, investments during 2007, which exceeded the previously unaccrued income received from PIK investments during 2008. These decreases were partially offset by a $19.6 million increase in interest income resulting from a 168 basis point increase in our spread to LIBOR.

Interest income includes certain amounts that we have not received in cash, such as contractual paid-in-kind, or PIK, interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid by either contract or the portfolio company’s choice, but is generally paid at the end of the loan term. The following table shows the PIK-related activity for 2008 and 2007:

	Years ended December 31,
(in thousands)	2008	2007
Beginning PIK loan balance	$17,685	$11,104
PIK interest earned during the period	14,276	17,793
Interest receivable converted to PIK	5,004	2,964
Principal payments of cash on PIK loans	(6,230)	(13,848)
PIK converted to other securities	(4,381)	(730)
PIK loans purchased	—	402

Ending PIK loan balance	$26,354	$17,685

DIVIDEND INCOME

We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. The following table summarizes our dividend activity for 2008 and 2007:

	Years ended December 31,
(in thousands)	2008	2007
Beginning accrued dividend balance	$75,614	$33,553
Dividend income earned during the period	19,973	49,390
Payment of dividends	(3,817)	(7,329)

Ending accrued dividend balance	$91,770	$75,614

During 2008, our dividend income was $20.0 million, which represented a $29.4 million, or 59.6%, decrease from 2007. As discussed previously, during the second quarter in fiscal 2008, we stopped accreting dividends on our Broadview investment, because our fair value reflects the full value of this investment. As a result, during 2008, we accreted $8.0 million of dividends from our Broadview investment, which represents a $21.8 million, or 73.1%, decrease from 2007. In addition, the sale of our equity investments in Superior Publishing Corporation in June 2007 and JUPR Holdings, Inc., in July 2008, resulted in decreases in dividend income of $3.4 million and $1.3 million, respectively. We also ceased to accrete dividends on our equity investment in Jet Plastica Investors, LLC after March 2008, which resulted in a $1.8 million decrease in dividend income in 2008. In addition, during late 2007, Stratford School Holdings, Inc. paid a $1.7 million dividend, which is $1.6 million higher than the dividend we accreted for this investment in 2008.

LOAN FEES

Loan fees include origination fees on loans that are deferred and amortized into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary. During 2008, our loan fees decreased $1.3 million, or 27.4%, from 2007 primarily because of decreased loan origination activity. We anticipate that loan origination activity during 2009 will continue to be lower than historical levels.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During 2008, we earned $3.1 million of advisory fees and other income, which represents an $8.0 million, or 72.0%, decrease from 2007. This decrease was due primarily to a decrease in the number of loan originations during 2008.

TOTAL OPERATING EXPENSES

Total operating expenses include interest, employee compensation, administrative expenses and goodwill impairment. During 2008, we incurred $79.3 million of operating expenses, representing a $5.9 million, or 7.0%, decrease from the prior year. This decrease was composed of: a $7.7 million decrease in interest expense and a $7.5 million decrease in employee compensation expenses. These decreases were partially offset by a $5.4 million increase in general and administrative expense and a $3.9 million goodwill impairment charge taken in 2008. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During 2008, we incurred $35.4 million of interest expense, which represented a $7.7 million, or 17.8%, decrease from 2007. The previously described reduction in average LIBOR from 5.3% in 2007 to 2.9% in 2008 resulted in a $16.0 million decrease in interest expense. This decrease was partially offset by $5.1 million of additional interest, resulting from a widening of the interest rate spread from 1.0% during 2007 to 1.8% during 2008; $2.3 million of additional interest resulting from higher average borrowing balances; and $0.9 million of additional interest, resulting from increases in our amortization of debt costs. As discussed in Liquidity and Capital Resources—Borrowings, we renegotiated amendments to three of our debt facilities in February 2009.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During 2008, our employee compensation expense was $23.3 million, which represented a $7.5 million, or 24.3%, decrease from 2007. Salaries and benefits decreased by $5.3 million, or 24.4%, primarily because of our corporate restructuring initiative, which resulted in decreased incentive bonuses for 2008 and a 27% reduction in our workforce beginning in August 2008. Subsequent to the August 2008 reduction in force 3 additional employees left MCG, which we do not expect to replace in the near term. We expect that this attrition should save approximately $0.5 million in employee and employee-related costs during 2009. To further control our general and administrative expenses, we do not plan to provide material compensation increases to our employees during 2009.

During 2008, we recognized $6.9 million of compensation expense related to restricted stock awards, compared to $9.0 million for 2007, which represented a $2.2 million, or 24.0%, decrease. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in the amortization of employee restricted stock, partially offset by additional amortization that we recognized on 1,336,000 shares of restricted stock awarded to employees in 2008 under our Amended and Restated 2006 Employee Restricted Stock Plan, including 648,000 shares of restricted stock awarded as part of the MCG Capital 2008 Retention Program.

GENERAL AND ADMINISTRATIVE

During 2008, general and administrative expense increased to $16.6 million, which represented a $5.4 million, or 47.9%, increase over 2007. Approximately $1.3 million of this increase was attributable to corporate restructuring charges recognized during the third and fourth quarters of 2008. In addition, depreciation expense, professional services fees and facilities costs increased by $1.0 million, $0.7 million, and $0.5 million, respectively. Approximately $0.7 million of this increase was attributable to fees paid for borrowing facility transactions.

GOODWILL IMPAIRMENT

In accordance with Statement of Financial Accounting Standards No. 142—Goodwill and Other intangible Assets, we conducted an interim impairment test for goodwill, because the market capitalization for our stock has been significantly below net asset value for a significant portion of 2008. Our review included evaluations of discounted cash flows, multiples of EBITDA and revenues, and other analyses. Based on this review, we concluded that goodwill was impaired; therefore, we wrote off our $3.9 million balance of goodwill during the fourth quarter of 2008. This write-off is reflected on our Consolidated Statements of Operations as “Goodwill impairment.”

NET OPERATING INCOME BEFORE NET INVESTMENT (LOSSES) GAINS, GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION

Net operating income before investment gains and losses and income tax provision for the year ended December 31, 2008 totaled $56.1 million, compared with $101.9 million for the year ended December 31, 2007. This decrease is due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

Distributable net operating income, or DNOI, is net operating income before investment gains and losses and income tax provision (benefit), as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards and goodwill impairment. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization and goodwill impairment charges, which represent expenses of the company but do not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

During 2008, DNOI was $66.9 million, or $0.93 per share, compared to $110.9 million, or $1.72 per share, for 2007. The following table shows a reconciliation of our reported net operating income before investment gains and losses and income tax provision to DNOI for 2008 and 2007:

	Years ended December 31,
(in thousands, except per share data)	2008		2007
Net operating income before investment (losses) gains and income tax provision	$56,090		$101,918
Amortization of employee restricted stock awards	6,961	(b)	9,024
Goodwill amortization	3,851		—

DNOI	$66,902	(b)	$110,942

Weighted-average common shares outstanding(a)
Basic	72,254		64,498
Diluted	72,254		64,507

(Loss) earnings per common share—basic and diluted	$(2.65)		$1.34
Net operating income before investment (losses) gains and income tax provision per common share—basic and diluted	$0.78		$1.58
DNOI per common share—basic and diluted	$0.93		$1.72

(a)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 7—Capital Stock and Note 12—(Loss) Earnings Per Share in the Notes to our Consolidated Financial Statements for additional information about the rights offering, the associated bonus element and its estimated impact on our net asset value per common share.

(b)

Includes $106 of amortization of employee restricted stock awards associated with our corporate restructuring. These expenses are reported as general and administrative expenses on our Consolidated Statements of Operations.

NET INVESTMENT (LOSSES) GAINS BEFORE GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION

During 2008, we incurred $257.6 million of net investment (losses) gains before gain on extinguishment of debt and income tax provision, compared to $12.9 million of losses during 2007. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (depreciation) appreciation. We reverse unrealized (depreciation) appreciation, upon realizing the loss or gain. The following table summarizes our realized and unrealized (losses) and gains on investments and changes in our unrealized appreciation and depreciation on investments for the year ended December 31, 2008:

( in thousands)	Industry	Type	Years ended December 31, 2008
Portfolio Company			Realized Gain/ (Loss)	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Depreciation)/ Appreciation	Net Gain/ (Loss)
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(58,218)	$—	$(58,218)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(40,411)	—	(40,411)
Cleartel Communications, Inc.	Communications	Control	—	(34,743)	—	(34,743)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(13,681)	—	(13,681)
Working Mother Media, Inc.	Publishing	Control	(21,022)	(7,089)	15,404	(12,707)
TNR Holdings Corp.	Entertainment	Control	—	(12,261)	—	(12,261)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(11,930)	—	(11,930)
National Product Services, Inc.	Business Services	Control	—	(11,915)	—	(11,915)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(11,638)	—	(11,638)
InTran Media, LLC	Other Media	Control	—	(8,208)	—	(8,208)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(7,582)	—	(7,582)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(5,553)	—	(5,553)
JetBroadband Holdings, LLC	Cable	Control	—	(5,253)	—	(5,253)
Coastal Sunbelt, LLC	Food Services	Control	—	(5,139)	—	(5,139)
Philadelphia Newspapers, LLC	Newspaper	Non-affiliate	—	(5,070)	—	(5,070)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(4,696)	—	(4,696)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(3,683)	—	(3,683)
Teleguam Holdings, LLC	Communications	Non-affiliate	—	(2,911)	—	(2,911)
GSDM Holdings, LLC	Healthcare	Non-affiliate	—	(2,759)	—	(2,759)
Cruz Bay Publishing, Inc.	Publishing	Non-affiliate	—	(2,510)	—	(2,510)
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-affiliate	—	(2,321)	—	(2,321)
Orbitel Holdings, LLC	Cable	Control	—	(2,184)	—	(2,184)
XFone, Inc.	Communications	Affiliate	—	(2,180)	—	(2,180)
G&L Investment Holdings, LLC	Insurance	Non-affiliate	—	(1,993)	—	(1,993)
CEI Holdings Inc.	Cosmetics	Non-affiliate	—	(1,761)	—	(1,761)
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	—	(1,760)	—	(1,760)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(1,734)	—	(1,734)
Legacy Cabinets, Inc.	Home Furnishings	Non-affiliate	—	(1,561)	—	(1,561)
Advanced Sleep Concepts, Inc.	Home Furnishings	Affiliate	—	(1,554)	—	(1,554)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(1,481)	—	(1,481)
Cyrus Networks, LLC	Business Services	Non-affiliate	—	(1,440)	—	(1,440)
Wireco Worldgroup Inc.	Industrial Equipment	Non-affiliate	—	(1,276)	—	(1,276)
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	(1,202)	—	(1,202)
Jenzabar, Inc.	Technology	Non-affiliate	—	1,362	—	1,362
JUPR Holdings, Inc.	Information Services	Control	5,994	1,714	(5,958)	1,750
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	5,344	2,169	(5,503)	2,010
MCI Holdings LLC	Healthcare	Non-affiliate	—	4,553	—	4,553
LMS Intellibound Investors, LLC	Logistics	Control	—	6,714	—	6,714
Avenue Broadband LLC	Cable	Control	—	7,033	—	7,033
Stratford Schools Holdings, Inc.	Education	Affiliate	—	9,366	—	9,366
Other (<$1 million net (loss) gain)			301	(7,362)	(13)	(7,074)

Total			$(9,383)	$(252,148)	$3,930	$(257,601)

As shown in the above table, we recorded $58.2 million of unrealized depreciation on Broadview during the year ended December 31, 2008, primarily because of a reduction in the multiples used in the estimate of the fair value of Broadview. We also took a $40.4 million unrealized loss on Jet Plastica Investors, LLC, or Jet Plastica, during the year ended December 31, 2008. This loss on Jet Plastica is a result of underperformance related primarily to substantial increases in Jet Plastica’s raw materials cost, which was caused by significant increases in oil prices early in 2008. We recorded a $34.7 million unrealized loss on Cleartel, which writes down the fair value of our investment in Cleartel to zero. The remaining net unrealized depreciation changes predominantly resulted from a reduction in the market-based multiples used to estimate the fair value of the investments and market pricing used to estimate the fair value of our investments and the performance of certain portfolio companies, which reflects a general decline in the U.S. economy.

In September 2008, we also sold substantially all the assets of Working Mother Media, Inc., for net proceeds of $4.0 million, which resulted in a $5.6 million loss in addition to a reversal of our previously recorded $15.4 million unrealized loss on this investment. We also sold our investments in Wiesner Publishing Company, LLC and JUPR Holdings, Inc. for approximately the recorded fair value of these investments as of June 30, 2008.

The following table summarizes our realized and unrealized (losses) and gains on investments and changes in our unrealized appreciation and depreciation on investments during 2007:

(in thousands)	Industry	Type	Year ended December 31, 2007
Portfolio Company			Realized Gain/ (Loss)	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Depreciation)/ Appreciation	Net Gain/ (Loss)
Cleartel Communications, Inc.	Communications	Control	$—	$(63,500)	$—	$(63,500)
TNR Entertainment Corp.	Entertainment	Control	—	(8,827)	—	(8,827)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(3,083)	—	(3,083)
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Non-affiliate	(1,451)	(1,216)	1,216	(1,451)
Value Page, Inc.	Communications	Non-affiliate	—	(1,010)	—	(1,010)
Superior Industries Investors, LLC	Sporting Goods	Control	—	15,563	—	15,563
Jenzabar, Inc.	Technology	Non-affiliate	—	8,864	—	8,864
LMS Intellibound Investors, LLC	Logistics	Control	—	8,352	—	8,352
On Target Media, LLC	Other Media	Affiliate	8,544	6,980	(8,593)	6,931
Coastal Sunbelt, LLC	Food Services	Control	—	5,190	—	5,190
JUPR Holdings, Inc.	Information Services	Control	—	4,244	—	4,244
Superior Publishing Corporation	Newspaper	Control	4,793	(140)	(740)	3,913
JetBroadband Holdings, LLC	Cable	Control	—	3,346	—	3,346
Stratford Schools Holdings, Inc.	Education	Affiliate	—	3,297	—	3,297
Jet Plastica Investors, LLC	Plastic Products	Control	—	3,171	—	3,171
Crystal Media Network, LLC	Broadcasting	Control	—	1,674	—	1,674
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	—	1,543	—	1,543
dick clark productions, inc.	Broadcasting	Non-affiliate	5,978	—	(4,491)	1,487
Other (<$1 million net (loss) gain)			3,886	(2,516)	(3,961)	(2,591)

Total			$21,750	$(18,068)	$(16,569)	$(12,887)

As shown in the above table, during 2007 we recorded $63.5 million of unrealized depreciation on our investment in Cleartel, because Cleartel’s operating results were materially below expectations and it did not have sufficient cash flows to service its debt obligations to us. Cleartel is a competitive local exchange carrier, or CLEC, that primarily serves residential customers. As of December 31, 2007, our investment in Cleartel was composed of subordinated debt with a fair value of $25.2 million, preferred stock with a fair value of zero and 100% of the common stock of Cleartel with a fair value of zero. As of December 31, 2007, Cleartel represented 1.7% of the fair value of our investments compared to 5.8% of the fair value of our investments as of December 31, 2006.

GAIN ON EXTINGUISHMENT OF DEBT

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that had previously been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1. As a result of this purchase, we recognized an $11.1 million gain on extinguishment of debt during December 2008. Subsequently, in January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which will result in the recognition of an additional $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009.

INCOME TAX PROVISION

During 2008, we recorded a $0.8 million income tax provision primarily related to unrealized gains on our investments and the performance of certain of our investments that are held in taxable subsidiaries. During 2007, we recorded a $2.4 million income tax provision primarily related to unrealized gains on our investments and the performance of certain of our investments that are held in taxable subsidiaries.

In December 2007, we received an examination report from the Internal Revenue Service, or IRS, related to their audit of our tax returns for the 2004 and 2005 tax years. The IRS has proposed changes to certain deductions made by us for those years, most of which are related to the timing of certain realized losses in the portfolio. We are in the process of appealing the proposed changes, and we currently believe that it is more likely than not that our appeal will be successful. There can be no assurance that our appeal will be successful with respect to any or all of the changes proposed by the IRS. If we are not successful appealing the adjustments proposed by the IRS, we could be subject to penalties and interest of up to approximately $16.5 million. If our belief that we are more likely than not to be successful with our appeal changes, we will accrue an estimate of the amounts due. In the event that our appeal is unsuccessful, we also could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions.

NET (LOSS) INCOME

During 2008, we incurred a $191.2 million net loss, compared to $86.6 million of net income during 2007. This decrease in net income is due to the items discussed above.

SELECTED QUARTERLY DATA

The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2008. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2008 Quarters				2007 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
INCOME STATEMENT DATA
Revenue	$29,973	$31,296	$31,100	$42,996	$49,707	$47,082	$50,188	$40,142
Net operating income before investment (losses) gains and income tax (benefit) provision	8,860	13,014	12,950	21,266	29,130	24,248	28,494	20,046
DNOI (a)	14,178	14,904	14,812	23,008	31,028	26,368	30,518	23,028
Net (loss) income	(57,297)	(66,946)	(69,500)	2,498	(4,883)	23,019	38,046	30,454

PER COMMON SHARE DATA
Net operating income before investment (losses) gains and income tax (benefit) provision per common share—basic and diluted(c)	$0.12	$0.18	$0.18	$0.31	$0.43	$0.37	$0.45	$0.33
DNOI per common share—basic and diluted(a)(c)	$0.19	$0.20	$0.20	$0.34	$0.46	$0.40	$0.48	$0.38
(Loss) earnings per common share— basic and diluted(c)	$(0.77)	$(0.90)	$(0.96)	$0.04	$(0.07)	$0.35	$0.60	$0.50

Cash dividends declared per common share	$—	$—	$0.27	$0.44	$0.44	$0.44	$0.44	$0.44

SELECTED PERIOD-END BALANCES
Fair value of investment portfolio	$1,203,148	$1,296,469	$1,431,084	$1,512,416	$1,545,090	$1,514,957	$1,463,208	$1,342,166
Total assets	1,312,434	1,386,054	1,506,595	1,574,686	1,637,581	1,579,386	1,573,123	1,409,996
Borrowings	636,649	652,968	692,975	720,336	751,035	659,780	701,065	606,102
Total stockholders’ equity	658,911	714,679	779,530	810,203	834,689	866,309	826,991	760,698
Net asset value per common share outstanding(b)	$8.66	$9.39	$10.31	$12.36	$12.73	$13.22	$13.23	$12.79

OTHER PERIOD-END DATA
Average size of investment	$17,188	$17,760	$18,586	$19,145	$19,076	$17,616	$16,818	$16,171
Number of portfolio companies	70	73	77	79	81	86	87	83
Number of employees	73	74	99	98	95	94	90	86

RECONCILIATION OF DNOI TO NET OPERATING INCOME BEFORE INVESTMENT (LOSSES) GAINS AND TAX PROVISION
Net operating income before investment (losses) gains and income tax provision	$8,860	$13,014	$12,950	$21,266	$29,130	$24,248	$28,494	$20,046
Amortization of employee restricted stock awards(d)	1,467	1,890	1,862	1,742	1,898	2,120	2,024	2,982
Goodwill impairment	3,851	—	—	—	—	—	—	—

DNOI	$14,178	$14,904	$14,812	$23,008	$31,028	$26,368	$30,518	$23,028

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING(c)
Basic	74,424	74,296	72,310	67,941	67,825	65,537	63,461	61,086
Diluted	74,424	74,296	72,310	67,941	67,857	65,556	63,527	61,153

(a)

DNOI is net operating income before investment gains and losses and income tax provision (benefit), as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards and goodwill impairment. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization and goodwill impairment charges, which represent expenses of the company but do not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

(b)	Based on common shares outstanding at period-end.
(c)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 7—Capital Stock and Note 12—(Loss) Earnings Per Share in the Notes to our Consolidated Financial Statements for additional information about the rights offering, the associated bonus element, and its estimated impact on our net asset value per common share. The sum of the per share data may not equal the amount reported for the entire year because of rounding differences and because of the impact of the issuance of 7.5 million shares of common stock issued in April 2008 (see Note 7—Capital Stock).

(d)

Results for the three months ended December 31, 2008 and September 30, 2008, include $18 and $88 of amortization of employee restricted stock awards associated with our corporate restructuring. These expenses are reported as general and administrative expenses on our Consolidated Statements of Operations.

The following tables summarize key unaudited information about our investment portfolio for the eight quarters ended December 31, 2008. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2008 Quarters				2007 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$428,817	$383,493	$441,500	$452,445	$479,214	$492,355	$499,369	$425,433
Subordinated debt
Secured	351,425	453,336	478,107	513,467	522,742	516,642	534,955	509,486
Unsecured	28,081	29,967	30,613	32,722	32,189	37,075	12,034	25,404

Total debt investments	808,323	866,796	950,220	998,634	1,034,145	1,046,072	1,046,358	960,323

Equity investments
Preferred equity	339,576	369,513	411,700	449,978	447,229	401,273	357,928	326,567
Common equity/equivalents	55,249	60,160	69,164	63,804	63,716	67,612	58,922	55,276

Total equity investments	394,825	429,673	480,864	513,782	510,945	468,885	416,850	381,843

Total portfolio	$1,203,148	$1,296,469	$1,431,084	$1,512,416	$1,545,090	$1,514,957	$1,463,208	$1,342,166

% of Total Portfolio
Debt investments
Senior secured debt	35.7%	29.6%	30.9%	29.9%	31.0%	32.5%	34.1%	31.7%
Subordinated debt
Secured	29.2	35.0	33.4	34.0	33.9	34.1	36.6	38.0
Unsecured	2.3	2.3	2.1	2.1	2.1	2.4	0.8	1.9

Total debt investments	67.2	66.9	66.4	66.0	67.0	69.0	71.5	71.6

Equity investments
Preferred equity	28.2	28.5	28.8	29.8	28.9	26.5	24.5	24.3
Common equity/equivalents	4.6	4.6	4.8	4.2	4.1	4.5	4.0	4.1

Total equity investments	32.8	33.1	33.6	34.0	33.0	31.0	28.5	28.4

Total portfolio	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

YIELD ON AVERAGE LOAN PORTFOLIO AT FAIR VALUE
Average 90-Day LIBOR	2.7%	2.9%	2.7%	3.3%	5.0%	5.4%	5.4%	5.4%
Spread to avg. LIBOR on average loan portfolio	10.4	9.8	9.5	9.7	8.3	8.2	8.3	8.3
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	—	0.1	—	0.1	0.2	—	0.2
Impact of previously unaccrued loans	—	—	—	—	—	—	1.5	—
Impact of non-accrual loans	(0.8)	(0.8)	(1.4)	(0.9)	(1.3)	(1.6)	(1.7)	(1.7)

Total yield on average loan portfolio	12.4%	11.9%	10.9%	12.1%	12.1%	12.2%	13.5%	12.2%

COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE
% of loans with fixed interest rates	41.2%	41.1%	40.4%	37.9%	37.5%	35.0%	34.6%	38.3%
% of loans with floating interest rates	58.8%	58.9%	59.6%	62.1%	62.5%	65.0%	65.4%	61.7%

PERCENTAGE OF TOTAL DEBT INVESTMENTS
Loans on non-accrual status	4.9%	4.2%	6.2%	7.1%	6.5%	10.1%	10.7%	12.1%
Loans greater than 90 days past due	0.1%	0.2%	1.1%	1.2%	—	0.8%	0.2%	2.3%

PORTFOLIO COMPANY OPERATING METRICS(a)
Average annual revenue	$84,042	$82,179	$77,278	$75,619	$69,119	$96,301	$98,484	$99,634
Average annual EBITDA	11,217	11,224	10,242	10,423	9,158	11,539	13,393	11,325
Average loan to value of non-broadly syndicated portfolio companies	60.5%	54.4%	52.9%	53.6%	53.0%	54.8%	54.4%	55.8%

NUMBER OF PORTFOLIO COMPANIES	70	73	77	79	81	86	87	83

AVERAGE INVESTMENT PER PORTFOLIO COMPANY	$17,188	$17,760	$18,586	$19,145	$19,076	$17,616	$16,818	$16,171

(a)	Generally, portfolio company operating metrics are based on trailing twelve months portfolio company information, which is one quarter in arrears.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The following table summarizes the components of our net income for 2007 and 2006:

	Years ended December 31,		Variance
(dollars in thousands)	2007	2006	$	Percentage
Revenue
Interest and dividend income
Interest income	$121,917	$109,022	$12,895	11.8%
Dividend income	49,390	23,861	25,529	107.0
Loan fees	4,722	5,962	(1,240)	(20.8)

Total interest and dividend income	176,029	138,845	37,184	26.8
Advisory fees and other income	11,090	15,548	(4,458)	(28.7)

Total revenue	187,119	154,393	32,726	21.2

Operating expenses
Interest expense	43,119	36,240	6,879	19.0

Employee compensation
Salaries and benefits	21,800	21,318	482	2.3
Amortization of employee restricted stock	9,024	3,470	5,554	160.1

Total employee compensation	30,824	24,788	6,036	24.4
General and administrative expense	11,258	9,721	1,537	15.8

Total operating expenses	85,201	70,749	14,452	20.4

Net operating income before investment gains and income tax provision	101,918	83,644	18,274	21.8

Net investment (losses) gains before income tax provision	(12,887)	20,017	(32,904)	NM

Income tax provision	2,395	2,712	(317)	(11.7)

Net income	$86,636	$100,949	$(14,313)	(14.2)%

NM=Not Meaningful

TOTAL REVENUE

During 2007, our total revenue was $187.1 million, which represents a $32.7 million, or 21.2%, increase from 2006. This increase was composed primarily of a $25.5 million, or 107.0%, increase in dividend income and a $12.9 million, or 11.8%, increase in interest income. These increases were partially offset by a $4.5 million, or 28.7%, decrease in advisory fees and other income and a $1.2 million, or 20.8%, decrease in loan fees.

INTEREST INCOME

During 2007, interest income was $121.9 million, which represents a $12.9 million, or 11.8%, increase from 2006. This increase was due to the increase in our average loan portfolio, which had an impact of $16.4 million, increases in LIBOR, which had an impact of $0.9 million, an increase in the impact of previously unaccrued interest of $0.5 million and an increase in spread to LIBOR on yielding loans, which had an impact of $5.6 million. These increases were partially offset by the impact of non-accrual loans which caused interest income to decrease by $10.5 million. During 2007 and 2006, we recognized $2.9 million and $2.4 million, respectively, of previously unaccrued PIK interest that was paid in cash.

The following table shows the PIK related activity for the years ended December 31, 2007 and 2006:

	Years ended December 31,
(in thousands)	2007	2006
Beginning PIK loan balance	$11,104	$13,512
PIK interest earned during the period	17,793	14,716
Interest receivable converted to PIK	2,964	7,144
Principal payments of cash on PIK loans	(13,848)	(13,786)
PIK converted to other securities	(730)	(9,903)
PIK loans purchased	402	—
Realized loss	—	(579)

Ending PIK loan balance	$17,685	$11,104

DIVIDEND INCOME

Our dividend activity for the years ended December 31, 2007 and 2006 was as follows:

	Years ended December 31,
(in thousands)	2007	2006
Beginning accrued dividend balance	$33,553	$12,390
Dividend income earned during the period	49,390	23,861
Payment of dividends	(7,329)	(2,698)

Ending accrued dividend balance	$75,614	$33,553

During 2007, our dividend income was $49.4 million, which represents a $25.5 million, or 107%, increase from 2006. The increase was due primarily to an increase of $12.2 million in accrued preferred dividends from our investment in Broadview, the receipt and recognition of $1.6 million of previously unaccrued dividends from one of our portfolio companies, Stratford School Holdings, Inc., $1.5 million of previously unaccrued dividends on one of our portfolio companies, JUPR Holdings, Inc., and $3.4 million of previously unaccrued dividends we received when we sold our investment in Superior Publishing Corporation. During 2007 and 2006, we accreted contractual dividends on our preferred equity investment in Broadview of $29.8 million and $17.6 million. The remaining increase in dividend income was due primarily to the growth in our equity portfolio.

LOAN FEES

During 2007, we recorded loan fees of $4.7 million, which represented a $1.2 million, or 20.8%, decrease from 2006. This decrease resulted primarily from decreased loan origination activity.

ADVISORY FEES AND OTHER INCOME

During 2007, we recorded $11.1 million of advisory fees and other income, which represented a $4.5 million, or 28.7%, decrease from 2006. This decrease primarily reflected decreases in prepayment fees, bank interest and advisory and management fees of $2.7 million, $1.3 million and $0.5 million, respectively.

TOTAL OPERATING EXPENSES

During 2007, we incurred $85.2 million of operating expenses, representing a $14.5 million, or 20.4%, increase from 2006. This increase resulted from a $6.9 million increase in interest expense, a $6.0 million increase in employee compensation expenses and a $1.5 million increase in general and administrative expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During 2007, we incurred $43.1 million of interest expense, which represents a $6.9 million, or 19.0%, increase over 2006. This increase was attributable to: higher average borrowings, which caused interest expense to increase by $9.1 million; and increases in LIBOR, which caused interest expense to increase by $0.5 million, partially offset by a $2.7 million decrease in amortization of deferred debt issuance costs and a $0.1 million decrease in the spread to LIBOR.

EMPLOYEE COMPENSATION

During 2007, our employee compensation expense was $30.8 million, which represents a $6.0 million, or 24.4%, increase from 2006. Salaries and benefits increased by $0.5 million, or 2.3%, primarily because of increased staffing and variable annual incentive compensation, which was partially offset by $1.5 million of severance costs in 2006 related to our former CEO and a decrease in dividends on restricted shares with performance based forfeiture provisions and shares securing employee loans. During 2007, we recognized $9.0 million of compensation expense related to restricted stock awards, compared to $3.5 million during 2006, representing a $5.6 million, or 160.1%, increase. This increase in restricted stock amortization expense was due primarily to the timing of restricted stock awards in the third quarter of 2006 and the first quarter of 2007. We awarded 936,000 shares of restricted stock during 2007 pursuant to our Amended and Restated 2006 Employee Restricted Stock Plan.

GENERAL AND ADMINISTRATIVE

During 2007, we incurred $11.3 million of general and administrative expenses, which represents a $1.6 million, or 15.8%, increase over 2006. This increase resulted primarily from the growth of our business partially offset by a $1.4 million decrease in professional fees.

NET OPERATING INCOME BEFORE INVESTMENT GAINS AND LOSSES AND INCOME TAX PROVISION

Net operating income before investment gains and losses and income tax provision for 2007 totaled $101.9 million, an increase of $18.3 million compared with $83.6 million for 2006. This increase was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

DNOI for 2007 was $110.9 million, or $1.72 per share, compared to $87.1 million, or $1.53 per share, for 2006. The following table reconciles our reported net operating income before investment gains and losses and income tax provision to DNOI for 2007 and 2006:

	Years ended December 31,
(in thousands, except per share data)	2007	2006
Net operating income before investment gains and losses and income tax provision	$101,918	$83,644
Amortization of employee restricted stock awards	9,024	3,470

DNOI(b)	$110,942	$87,114

Weighted-average common shares outstanding(a)
Basic	64,498	57,047
Diluted	64,507	57,084

Earnings per common share—basic and diluted	$1.34	$1.77

Net operating income before investment gains and losses and income tax provision per common share—basic and diluted	$1.58	$1.47

DNOI per share—basic and diluted(b)	$1.72	$1.53

(a)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 7—Capital Stock and Note 12—(Loss) Earnings Per Share in the Notes to our Consolidated Financial Statements for additional information about the rights offering, the associated bonus element, and its estimated impact on our net asset value per common share.

(b)

DNOI, is net operating income before investment gains and losses and income tax provision (benefit), as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards and goodwill impairment. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization and goodwill impairment charges, which represents an expense of the company but does not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

NET INVESTMENT (LOSSES) GAINS BEFORE INCOME TAX PROVISION

The following table summarizes our realized and unrealized (losses) and gains on investments and changes in our unrealized appreciation and depreciation on investments during 2007:

(in thousands)	Industry	Type	Year ended December 31, 2007
Portfolio Company			Realized Gain/ (Loss)	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Depreciation)/ Appreciation	Net Gain/ (Loss)
Cleartel Communications, Inc.	Communications	Control	$—	$(63,500)	$—	$(63,500)
TNR Entertainment Corp.	Entertainment	Control	—	(8,827)	—	(8,827)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(3,083)	—	(3,083)
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Non-affiliate	(1,451)	(1,216)	1,216	(1,451)
Value Page, Inc.	Communications	Non-affiliate	—	(1,010)	—	(1,010)
Superior Industries Investors, LLC	Sporting Goods	Control	—	15,563	—	15,563
Jenzabar, Inc.	Technology	Non-affiliate	—	8,864	—	8,864
LMS Intellibound Investors, LLC	Logistics	Control	—	8,352	—	8,352
On Target Media, LLC	Other Media	Affiliate	8,544	6,980	(8,593)	6,931
Coastal Sunbelt, LLC	Food Services	Control	—	5,190	—	5,190
JUPR Holdings, Inc.	Information Services	Control	—	4,244	—	4,244
Superior Publishing Corporation	Newspaper	Control	4,793	(140)	(740)	3,913
JetBroadband Holdings, LLC	Cable	Control	—	3,346	—	3,346
Stratford Schools Holdings, Inc.	Education	Affiliate	—	3,297	—	3,297
Jet Plastica Investors, LLC	Plastic Products	Control	—	3,171	—	3,171
Crystal Media Network, LLC	Broadcasting	Control	—	1,674	—	1,674
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	—	1,543	—	1,543
dick clark productions, inc.	Broadcasting	Non-affiliate	5,978	—	(4,491)	1,487
Other (<$1 million net (loss) gain)			3,886	(2,516)	(3,961)	(2,591)

Total			$21,750	$(18,068)	$(16,569)	$(12,887)

The following table summarizes our realized and unrealized (losses) and gains on investments and changes in our unrealized appreciation and depreciation on investments for 2006:

(in thousands)	Industry	Type	Year ended December 31, 2006
Portfolio Company			Realized Gain/ (Loss)	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Depreciation)/ Appreciation	Net Gain/ (Loss)
Cleartel Communications, Inc.	Communications	Control	$—	$(40,072)	$—	$(40,072)
Total Sleep Holdings, Inc.	Healthcare	Non-affiliate	—	(3,971)	—	(3,971)
Fawcette Technical Publications Holding	Publishing	Control	(10,059)	(2,197)	8,319	(3,937)
GoldenSource Holdings, Inc.	Technology	Non-affiliate	(3,363)	—	—	(3,363)
Broadview Networks Holdings, Inc.	Communications	Control	—	38,064	—	38,064
Jenzabar, Inc.	Technology	Non-affiliate	—	9,550	—	9,550
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	583	4,423	—	5,006
dick clark productions, inc.	Broadcasting	Non-affiliate	—	4,363	—	4,363
Midwest Tower Partners, LLC	Communications	Control	—	3,882	—	3,882
Stratford Schools Holdings, Inc.	Education	Affiliate	—	3,771	—	3,771
RadioPharmacy Investors, LLC	Healthcare	Control	—	3,135	—	3,135
SXC Health Solutions, Inc.	Healthcare	Non-affiliate	4,054	1,940	(3,334)	2,660
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	1,615	—	1,615
Miles Media Group, LLC	Publishing	Non-affiliate	—	1,282	—	1,282
Other (<$1 million net (loss) gain)			(5,802)	(2,162)	5,996	(1,968)

Total			$(14,587)	$23,623	$10,981	$20,017

As shown in the above table, during 2006 we recorded $40.1 million of unrealized depreciation on our investment in Cleartel because its operating results were materially below expectations and it did not have sufficient cash flows to service its debt obligations to us.

INCOME TAX PROVISION

During 2007, we recorded a $2.4 million income tax provision primarily related to unrealized gains on our investments and the performance of certain of our investments that are held in taxable subsidiaries. During 2006, we recorded a $2.7 million income tax provision primarily related to unrealized gains on an investment held in a taxable subsidiary.

NET INCOME

Net income totaled $86.6 million 2007, compared to $100.9 million for 2006. The decrease in net income was due to the items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

As of December 31, 2008 and 2007, we had $46.1 million and $23.3 million, respectively, in cash and cash equivalents. In addition, as of December 31, 2008 and 2007, we had $37.5 million and $37.0 million, respectively, in cash, securitization accounts, as well as $1.0 million and $4.0 million of restricted cash as of December 31, 2008 and 2007, respectively. During 2008 and 2007, we invested cash on hand in interest bearing deposit accounts. However, beginning in February 2009, we maintained the majority of our cash on hand in non-interest bearing accounts, which are fully insured by the U.S. Federal Deposit Insurance Corporation, or FDIC, through December 31, 2009 under the FDIC’s Temporary Liquidity Guarantee Program.

Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. In other cases we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand and availability under our debt facilities to cover current funding requirements and operational needs.

During 2008, our operating activities provided $150.5 million of cash, compared to $210.2 million used in our operating activities during 2007, which represents a $360.7 million increase over 2007. Our operating activities used less cash during 2008, primarily because we decreased the advances that we made to portfolio companies by $516.3 million. However, our principal collections decreased by $142.1 million. The remaining difference in the cash provided by our operations in 2008 primarily reflects additional cash used for our other assets and liabilities. During 2008, our financing activities used $127.6 million of cash, compared to 2007 when our financing activities provided $211.8 million of cash. This $339.4 million decrease in cash provided by financing activities was due primarily to a $332.2 million decrease in net (payments) proceeds from borrowings and a $38.3 million decrease in the proceeds received from the issuance of common stock. These increases were partially offset by the impact of a $27.7 million decrease in the distributions paid on our common stock.

We believe our current liquidity, combined with our future cash flows from operations and expected monetizations should provide sufficient liquidity to meet our operating expenses during the upcoming year.

LIQUIDITY AND CAPITAL RESOURCES

As discussed previously, the current capital markets continue to be challenging for most companies in the financial services sector, including MCG. Beginning in 2008, we initiated a number of measures aimed at preserving our liquidity, deleveraging our balance sheet, building cash reserves and improving our BDC asset coverage ratios. We intend to increase our cash to repay our debt obligations as they become due and to increase our liquidity and capital. Once we meet our liquidity and capital objectives, we may consider debt and equity repurchases, subject to the limitations set forth in the 1940 Act and our borrowing facilities, and we expect to evaluate the resumption of dividends in the future.

A summary of some of the major initiatives that we initiated during 2008, which will continue into 2009, are summarized below:

•

Monetizations—During the second half of 2008, we focused on the monetization of certain debt and equity investments in our portfolio to deleverage our balance sheet and build cash reserves. Throughout 2008, we successfully monetized $155.6 million of our portfolio (at close to our carrying value), including $92.1 million of monetizations during the second half of the year. During 2008, the availability of capital became increasingly constrained. Thus, as the year progressed it became more challenging to consummate monetizations on a timely basis. However, on February 27, 2009, we sold our equity investment in LMS, for $40.5 million to MSouth Equity Partners. We made the original equity investment in LMS in May 2007. The cost and fair value of our equity investment in LMS as of September 30, 2008 was $23.1 million and $36.4 million, respectively. In addition, in February 2009, we received full repayment of our $21.5 million second-lien investment from Dayton Parts Holding, LLC, a non-affiliate investment in our portfolio. This second-lien loan was repaid at par and $0.9 million above its most previously reported fair value.

•

Since we began our deleveraging initiatives in July 2008, we have completed a total of $156.3 million in investment monetizations at 100.1% of their most recently reported fair values. We expect to continue to explore other monetizations of portions of our portfolio in 2009. We will strive to continue monetizing assets over the course of the next several quarters; however, the timing of such monetizations depends largely upon future market conditions. We are under no contractual or other obligation to monetize assets at specified times, levels or prices.

•

Renegotiation of Agreements—In February 2009, we successfully amended the agreements for our revolving credit facility, our secured warehouse facility and our privately placed notes. Most significantly, these amendments relaxed key covenant requirements under the borrowing facilities. The minimum net worth requirement was reduced from $654.0 million to $525.0 million, plus 50% of the proceeds from post-amendment date equity issuances, in the secured warehouse facility and to $500 million for the revolving credit facility and the privately placed notes. In addition, cross-default provisions in the agreement for our privately placed notes were modified so that defaults under other non-recourse credit facilities would not be an event of default for the privately placed notes. In addition, in February 2009, the lender for our secured warehouse facility provided its annual renewal of its liquidity facility that supports our secured warehouse credit facility, which resulted in a final legal maturity for this facility of August 2011.

In exchange for these concessions, we agreed to increase the interest rates paid for borrowings under these facilities and to apply a portion of the proceeds from future monetizations to reduce the outstanding borrowings and the borrowing capacity under these facilities. In addition, our borrowing commitment under the secured warehouse facility was reduced from $250.0 million to $190 million. As of December 31, 2008 and February 26, 2009, we had $187.2 million outstanding under this facility. The borrowing capacity for our revolving credit facility was reduced from $70.0 million to $35.0 million. As of December 31, 2008 and February 26, 2009 we had $44.5 million outstanding under our revolving credit facility.

These amendments will provide us with continuing debt financing and the repayment terms that we established for these facilities, which are generally tied to future monetizations, provide a contingency-based mechanism for us to repay a portion of these obligations as liquidity becomes available.

•

Corporate Restructuring— In August 2008, we announced the implementation of a corporate restructuring that resulted in lower incentive compensation for our executives, a 27% reduction in our workforce and the closure of certain facilities. Subsequent to the August 2008 reduction in force, another 3 employees left MCG, which we do not expect to replace until such time that we begin to originate investments. This attrition should save approximately $0.8 million in employee and employee-related costs during 2009. To further control our general and administrative expenses, we do not plan to provide material compensation increases to our employees during 2009. We expect to identify additional cost-saving measures during 2009 and we plan to manage our expense base relative to our asset size as the portfolio decreases through monetizations.

•

Dividend Suspension—We did not declare dividends during the quarters ended September 30, 2008 and December 31, 2008. This action preserved nearly $41.0 million of capital, based on the $0.27 per share dividend paid during the quarter ended June 30, 2008. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which may result in a significant reduction to our statutorily required dividend payment in 2009. To preserve capital, we intend to pay the statutory minimum dividend for 2009, which could be as low as zero for all of 2009. This action could preserve over $82.0 million in capital versus the dividend paid during the third quarter of 2008 of $0.27 per share. Variables that could necessitate a dividend in 2009 include the actual timing of gains and losses for tax purposes, equity investment monetizations or distributions in the event that all or part of our appeal with the IRS is unsuccessful. During 2009, we will make decisions with respect to the actual level of dividends on a quarter-by-quarter basis, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, cash earnings and transactional events, as well as our then-current liquidity and BDC asset coverage ratio.

•

Origination Reductions—We have suspended our loan and equity origination activities. We believe that until the cost of our capital decreases, the best use for our unrestricted cash is to build liquidity and repurchase our debt and equity securities, subject to limitations set forth in the 1940 Act and restrictive covenants in our borrowing agreements. From time to time, we may make advances to existing portfolio companies.

•

Repurchases of Collateralized Loan Obligations— In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that had previously been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1. As a result of this purchase, we recognized an $11.1 million gain on extinguishment of debt during December 2008. Subsequently, in January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which will result in the recognition of an additional $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009.

In addition to being able to extinguish this debt for less than 27% of the principal amount of the associated notes, our interest expense will be reduced by approximately $1.5 million of annual interest expense, based on the LIBOR rate in effect as of December 31, 2008, over the remaining life of the Commercial Loan Trust 2006-1 facility.

During 2008, the SBA increased its commitment to reserve leverage for up to $130.0 million to Solutions Capital I, LP, one of our wholly owned subsidiaries. We may draw on this borrowing capacity to fund new originations that provide debt and equity capital to qualifying small businesses, subject to additional funding by MCG and compliance with the SBA’s capital requirements and customary procedures. In October 2008, we received exemptive relief from the SEC that among other things, effectively allows us to exclude debt issued by the SBA to Solutions Capital I, LP from our consolidated BDC asset coverage ratio. The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage to available SBIC companies to up to $150.0 million, which represents a $12.9 million increase over SBA’s $137.1 million maximum limit as of December 31, 2008. Solutions Capital I, LP would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through December 31, 2008. There is no assurance that we could draw up to the maximum limit available under the SBIC program.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS

The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, LP, a wholly owned subsidiary, as an SBIC, under the Small Business Investment Act of 1958, as amended.

		December 31, 2008		December 31, 2007
(dollars in thousands)	Maturity Date	Potential Maximum Borrowing	Amount outstanding	Potential Maximum Borrowing	Amount outstanding
Unsecured Notes	October 2010	$50,000	$50,000	$50,000	$50,000
Unsecured Notes	October 2012	25,000	25,000	25,000	25,000
Commercial Loan Trust 2006-2	August 2008	—	—	200,000	136,422

Commercial Loan Funding Trust Facility
Class A Variable Funding Certificate	November 2010(a)	218,750	162,219	218,750	113,213
Class B Variable Funding Certificate	November 2010(a)	31,250	24,950	31,250	8,300

Term Securitizations
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	45,100
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	40,000	45,000	45,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	37,380	47,500	47,500

Unsecured Revolving Line of Credit(d) (SunTrust Revolver)	May 2009	70,000	44,500	—	—

Revolving Unsecured Credit Facility	May 2008	—	—	100,000	30,500

SBIC (Maximum borrowing potential)(e)	(f)	130,000	2,600	100,000	—

Total borrowings		$917,500	$636,649	$1,117,500	$751,035

(a)

Renewable each April at the lender’s discretion. The lender provided this renewal in February 2009. At that time, the final legal maturity became August 2011. In conjunction with additional collateral transferred to this facility in February 2009, the Class B advances were paid in full.

(b)

Excludes $5.0 million of notes that we repurchased in December 2008 for $1.6 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(c)

Excludes $10.1 million of notes that we repurchased in December 2008 for $2.4 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process. Subsequently, in January 2009 we purchased an additional $7.5 million of these notes for $2.1 million which will similarly be eliminated from this schedule during the quarter ending March 31, 2009.

(d)	In February 2009, MCG renegotiated this agreement. In part, the borrowing capacity for this facility was reduced from $70.0 million to $35.0 million.
(e)

As of December 31, 2008, we had the potential to borrow up to $130.0 million of SBA guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of December 31, 2008. Based on our funded capital, Solutions Capital I, LP, may, subject to compliance with the SBA’s customary procedures, borrow up to $53.3 million to originate investments. To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $46.4 million. Subsequently, in February 2009, the American Recovery and Investment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage to available SBIC companies to up to $150 million.

(f)

We may originate new borrowings through September 2012. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

Each of our credit facilities has certain collateral requirements and/or financial covenants. During 2008, two of these financial covenants required that we maintain a minimum shareholders’ equity of not less than $654 million and that we maintain an asset coverage ratio of not less than 200%, consistent with our BDC asset coverage requirements. As of December 31, 2008, our ratio of total assets to total borrowings and other senior securities was 201%. Based on our December 31, 2008 balances of total assets, total borrowings and other securities as of December 31, 2008, we had $60.9 million of additional borrowing capacity before falling below the minimum BDC asset coverage requirement, including $53.3 million of the funded borrowings capacity of our SBIC. Debt issued by our SBIC is excluded from the total borrowings used to calculate our asset coverage ratio. Based on our preliminary balances of total assets, total borrowings and other securities as of March 3, 2009, we had approximately $83.3 million of cushion under our BDC asset coverage requirement. We expect this figure will improve as we complete additional monetizations of our investment portfolio.

As of December 31, 2008, we were in compliance with all financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

We fund all of our debt facilities, except the Unsecured Revolving Line of Credit and the Unsecured Notes through our bankruptcy remote, special-purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. Some of our debt facilities contain cross-default provisions, whereby a default under one of our debt facilities could constitute a default under other debt facilities. We continue to service the portfolio investments that are used as collateral in our secured borrowing facilities. Additional information about these facilities is provided below.

Unsecured Notes. In October 2005, we issued $50.0 million of unsecured notes, at a fixed interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of unsecured notes at a fixed interest rate of 6.71% per annum. Both of these tranches are five-year notes that require semi-annual interest payments. We issued these notes through private placements with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent. Subsequently, in February 2009, these notes were amended, in part, to obtain relief from certain of our covenants; increase the interest rates on the $50 million of notes issued in October 2005 to 8.98%; and increase the interest rate on the $25 million notes issued in October 2007 to 8.96%.

In February 2009, the terms of the $75.0 million of unsecured notes that we had issued in 2007 and 2005 were amended. In connection with these amendments, MCG and the noteholders agreed to a number of modifications to the terms of the notes, including certain financial covenants. The minimum asset coverage ratio that we are required to maintain has been lowered from 200% to 180% effective as of December 31, 2008. The minimum consolidated stockholders’ equity requirement was reduced from $642.9 million prior to December 31, 2008 to $500.0 million effective as of and after December 31, 2008. The cross-default provisions were modified so that defaults of indebtedness by certain direct and indirect subsidiaries, including Solutions Capital I, L.P. and the special-purpose subsidiaries relating to the 2006-1 term securitization and our secured warehouse facility, would not constitute defaults under the notes, as long as we (the parent company) or any other subsidiary that is not a non-recourse financing subsidiary are not liable for the repayment of such indebtedness. The interest rate for the $50.0 million in Series 2005-A Notes due October 11, 2010 increased from 6.73% to 8.98%. The interest rate for the $25.0 million in Series 2007-A Notes due October 3, 2012 increased from 6.71% to 8.96%.

Consistent with our strategic plan to selectively monetize assets and deleverage our balance sheet, the amendment requires us to offer to repurchase the unsecured notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased. Until such time as the revolving credit facility is paid off, which is expected to be in May 2009, 60% of the cash net proceeds of any sale of unencumbered assets by us will be contractually required to reduce amounts outstanding under the unsecured notes and the revolving line of credit on a pro rata basis, based on then outstanding amounts. Thereafter, we agreed to direct 40% of such net monetization proceeds from unencumbered asset sales as and when such sales occur to the repurchase of the notes, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%. We also agreed to limit the amount of debt from the 2006-1 term securitization and our common stock that we may repurchase. We are permitted to make $2.5 million of debt repurchases from the 2006-1 term securitization for every $5 million in notes we have offered to purchase. Once we have offered to purchase $35 million in unsecured notes, then we may also repurchase $1.0 million in shares of our common stock for every $5.0 million increment of unsecured notes offered to be repurchased provided that the amount of permitted 2006-1 debt repurchases shall be reduced by the amount of any MCG common stock repurchases made. We paid to the holders of the unsecured notes an amendment fee of $375,000, or 0.50%.

Commercial Loan Trust 2006-2. In May 2006, we established, through MCG Commercial Loan Trust 2006-2, a $200.0 million warehouse credit facility with Merrill Lynch Capital Corporation. The warehouse credit facility originally allowed MCG Commercial Loan Trust 2006-2 to acquire up to $250.0 million of commercial loans with borrowings of up to $200.0 million, subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility was secured primarily by the assets of MCG Commercial Loan Trust 2006-2, including commercial loans totaling $165.3 million as of

December 31, 2007 that we sold to the trust. Under the terms of the credit and warehouse agreement, the loans could be senior secured loans, second lien loans or unsecured loans, subject to certain limitations. We intended to repay this facility with proceeds from a placement of debt in the collateralized loan obligation, or CLO, market. However, due to the severe dislocation that occurred in the CLO market, a CLO transaction was not possible in the near-term.

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

MCG Commercial Loan Funding Trust. In November 2004, we established, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., or SunTrust. The warehouse financing facility, which operates like a revolving credit facility, is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. We must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. We funded this facility through two separate Variable Funding Certificates, or VFCs, including a $218.75 million Class A VFC and a $31.25 million Class B VFC. Advances under the Class A VFC could be up to 70% of eligible collateral. Advances under the Class B VFC could be up to 10% of eligible collateral. As of December 31, 2008, there was $259.1 million of collateral under this facility.

The secured warehouse facility was scheduled to mature in November 2010, subject to annual liquidity renewals. The facility is funded by third parties through the commercial paper market with SunTrust providing a liquidity backstop, subject to SunTrust’s annual liquidity commitment. On May 1, 2008, SunTrust renewed its annual liquidity commitment for this facility. In connection with this renewal, interest rates for Class A and Class B advances increased to the commercial paper rate plus 1.50% and 2.50%, respectively. Previously, the Class A and Class B advances bore interest at the commercial paper rate plus 0.75% and 1.50%, respectively. The facility commitment fee increased to 0.30% from 0.20%. In addition, we paid a $750,000, or 0.30%, facility renewal fee.

On February 26, 2009, the lender provided the annual renewal of its liquidity facility that supports our secured warehouse credit facility. In connection with this renewal, MCG and the lender agreed to a number of modifications to the secured warehouse facility terms, including a reduction in the facility borrowing commitment from $250 million to $190 million. As of March 3, 2009, we had $187.2 million outstanding under the facility. We also agreed to contribute approximately $36.6 million of additional collateral to the warehouse facility. The legal final maturity date is now August 2011, subject to contractual terms and conditions. The requirement for a six-month standstill upon non-liquidity renewal has been eliminated. If a new agreement or extension is not executed by February 2010, the secured warehouse facility enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed through the facility.

The secured warehouse facility is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the warehouse facility may only look to the collateral to satisfy the outstanding obligations under this facility. The interest rate for Class A advances has been increased to the commercial paper rate plus 2.50%. Class A advances previously bore interest at the commercial paper rate plus 1.50%. The minimum asset coverage ratio that we are required to maintain was reduced from 200% to 180%, effective as of December 31, 2008, and the minimum consolidated stockholders’ equity requirement was reduced from $654.0 million prior to December 31, 2008 to $525.0 million plus 50% of the proceeds from any post-amendment date equity issuances as of and after December 31, 2008. Subject to certain conditions, this covenant amount may be reduced to $500.0 million. Prior to the commencement of any amortization period, we will contribute 80% of net proceeds from monetizations of collateral (pre-amendment amount was 72% of net proceeds) financed in the warehouse facility to reduce the facility borrowing limit, until such limit is reduced to $150.0 million. Additionally, 7.5% of the sale of the first $100.0 million of unencumbered investment assets by us will be used to repay the secured warehouse facility until such facility is reduced to $150.0 million. We paid to SunTrust Robinson Humphrey, Inc. facility renewal fee of $2.375 million, or 1.25%.

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

All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including as of December 31, 2008, commercial loans totaling $405.8 million that the trust purchased from us and restricted cash of $27.7 million. We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period ending in April 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

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

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that had previously been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1. As a result of this purchase, we recognized an $11.1 million gain on extinguishment of debt during December 2008. Subsequently, in January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which will result in the recognition of an additional $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009.

In addition to being able to extinguish this debt for less than 27% of the principal amount of the associated notes, our interest expense will be reduced by approximately $1.5 million of annual interest expense, based on the LIBOR rate in effect as of December 31, 2008, over the remaining life of the Commercial Loan Trust 2006-1 facility.

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

On February 26, 2009, the maximum aggregate amount available under this facility was reduced from $70.0 million to $35.0 million and interest on outstanding borrowings increased by 125 basis points to LIBOR plus 4% per annum. As of December 31, 2008, we had $44.5 million outstanding under this facility, of which $9.5 million was repaid on the closing date of the amendment. The amendment also reduced the minimum consolidated stockholders’ equity requirements from $650.0 million prior to December 31, 2008 to $500.0 million plus 50% of the proceeds from any post-amendment date equity issuances for the periods ending as of and after December 31, 2008. In addition, under the amendment we agreed to maintain minimum cash and cash equivalents of $12.5 million at all times and a quarterly cash coverage ratio of not less than 1.25 to 1.00. The facility is scheduled to mature on May 29, 2009 and may be renewed at the lenders’ discretion. As part of our strategic plan to selectively monetize assets and deleverage, we are required to direct a portion of any monetization proceeds to pay down debt in the revolving line of credit and our unsecured notes. Up to 60% of the net proceeds of any sale by us of unencumbered investment assets will reduce amounts outstanding under the revolving line of credit and our unsecured notes on a pro rata basis, based on then-outstanding amounts. All asset monetizations are at our sole discretion based upon the economic merits of any proposed transaction. Dividends payable in cash with a declared payment date prior to July 1, 2009 are limited to the minimum amount required for us to maintain our status as a RIC. We may not repurchase or redeem our equity or debt, provided that we may purchase up to $5.0 million of debt from our 2006-1 term securitization facility. We paid the lenders an amendment fee, with each consenting lender receiving 0.50%.

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

SBIC Debentures. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has a license from the SBA to operate as an SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. As of December 31, 2008, the license gave Solutions Capital I, LP the potential to borrow up to $137.1 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for working capital.

To realize the full $130.0 million potential borrowing that we have been approved for under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of December 31, 2008. Based on our current funded capital, Solutions Capital I, LP, may, subject to compliance with the SBA’s customary procedures, borrow up to an additional $53.3 million to originate new investments. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $46.4 million. Subject to the SBA’s approval and commitment, we would have had to fund a total of $49.9 to access the full $137.1 million available under this program as of December 31, 2008. As of December 31, 2008, we had $27.8 million of investments in the SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. Currently, none of our outstanding borrowings are subject to the interim rate. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of December 31, 2008, the SBIC had $2.6 million outstanding at a fixed rate of 6.44%, which is based on a 3.80% treasury rate as of September 24, 2008 plus a 264 basis-point spread.

In October 2008, we received exemptive relief from the Securities and Exchange Commission, or SEC, that allows a BDC, among other things, to effectively exclude from its consolidated BDC asset coverage ratio the debt issued by a subsidiary formed under the SBIC Act.

The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage to available SBIC companies to up to $150 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008. Solutions Capital I, LP would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through December 31, 2008.

The following table shows our weighted average borrowings, the weighted average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2008 and 2007, as well as a pro forma analysis that shows the impact to the average spread to LIBOR and amortization of deferred debt issuance costs if our renegotiated debt covenants had been in effect during 2008:

	Actual		Pro forma
	2008	2007	2008
Weighted average borrowings ($000)	$687,216	$650,992	$680,216

Average LIBOR	2.92%	5.29%	2.92%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	1.81	1.02	2.01
Impact of amortization of deferred debt issuance costs	0.34	0.22	0.53

Total cost of funds	5.07%	6.53%	5.46

The 5.07% weighted-average cost of funds during 2008 was 146 basis points lower than the weighted-average cost of funds during 2007. This decrease resulted from a 237 basis point decrease in average LIBOR, partially offset by a 79 basis point increase in the average spread to LIBOR.

LIQUIDITY AND CAPITAL RESOURCES—COMMON STOCK

We are a closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value of such stock, or NAV, unless our stockholders approve such a sale and our board of directors make certain determinations. On April 23, 2008, our stockholders approved a proposal that authorizes us for a twelve-month period to issue shares of our common stock, with the approval of the board of directors, at a price below the then-current NAV. The approval expires on the earlier of April 23, 2009 or on the date of our 2009 Annual Meeting of Stockholders.

On March 28, 2008, we issued to our stockholders of record transferable rights to subscribe for up to 9.5 million shares of our common stock. Stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights offering expired on April 18, 2008. At the time of expiration, the rights offering, which was oversubscribed by 67%, resulted in the issuance of 9.5 million shares of our common stock. Net proceeds after payment of dealer-manager fees and before other offering-related expenses were $57.7 million that we used to make investments primarily in middle-market companies, repayment of indebtedness, working capital, and other general corporate purposes. The subscription price for the rights offering was $6.36, or 88%, of the volume-weighted average sales prices, or VWAP, of our common stock on the NASDAQ Global Select Market during the five trading days ending on the expiration date. The VWAP was $7.23 per share of common stock.

During 2008, we awarded 1,336,000 shares of restricted common stock under the Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, including 648,000 shares of restricted common stock awarded as part of the MCG Capital 2008 Retention Program, or Retention Program, in August 2008. Shares awarded under the Retention Program will vest in March 2011. In addition to the shares awarded under the Retention Program during 2008, we also awarded 438,000 shares and 100,000 shares of restricted common stock to employees that will vest over four years and three years, respectively. In addition, during 2008 we awarded a service-based award of 150,000 shares of restricted common stock to a named executive officer, which was scheduled to vest quarterly beginning in December 2008 and ending in September 2011. However the named executive officer resigned and forfeited the 150,000 shares awarded to him. During 2008, the forfeiture provision lapsed on 479,000 shares of restricted stock pursuant to the 2006 Plan’s time and performance requirements.

In April 2008, we issued 15,000 shares of restricted stock to two non-employee directors, pursuant to our Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, upon the stockholders’ vote for re-election to our board of directors. Pursuant to the terms of the associated restricted stock agreements for these issuances, we will expense these shares over three years.

OFF-BALANCE SHEET ARRANGEMENTS

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence and obtaining collateral where appropriate.

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

As of December 31, 2008, we had unused commitments to extend credit to our portfolio companies of $43.4 million, which are not reflected on our balance sheet. Approximately three-quarters of these commitments are eligible for funding under certain credit facilities. As shown in the table below, over 75% of these commitments were associated with inactive revolving credit facilities with our non-control affiliates.

	As of December 31, 2008
(in thousands)	Control Companies	Non-Control Affiliates	Total
Unused commitments—revolving credit facilities	$8,556	$33,026	$41,582

Unused Commitments—Other	1,811	—	1,811

Total unused commitments to portfolio companies	$10,367	$33,026	$43,393

From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of December 31, 2008, we had guarantees and standby letters of credit of approximately $5.9 million.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of December 31, 2008:

	Payments Due by Period
(in thousands) Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(b)
Unsecured notes	$75,000	$—	$50,000	$25,000	$—
Commercial loan funding trust facility	187,169	—	187,169	—	—
Term securitizations	327,380	—	—	—	327,380
Unsecured revolving line of credit	44,500	44,500	—	—	—
SBIC	2,600	—	—	—	2,600

Total borrowings(b)	636,649	44,500	237,169	25,000	329,980
Operating leases	9,911	2,500	4,868	2,543	—

Total contractual obligations	$646,560	$47,000	$242,037	$27,543	$329,980

(a)	Excludes the unused commitments to extend credit to our portfolio companies of $43.4 million as discussed above.
(b)

Borrowings under the MCG Commercial Loan Funding Trust Facility and the Unsecured Revolving Line of Credit are listed based on the contractual maturity of each respective facility due to the revolving nature of the facilities.

FINANCIAL INSTRUMENTS

During the normal course of business, we are party to certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments. We conduct extensive due diligence and, when appropriate, obtain collateral to limit our credit risk. Generally, these commitments have fixed expiration dates or other termination clauses, which may require payment of a fee by the counterparty. We expect many commitments will expire unused; therefore, the total commitment amounts do not necessarily represent future cash requirements.

In accordance with GAAP, the unused portions of these commitments are not recorded on our Consolidated Balance Sheets. The following table summarizes the nominal dollar balance and the fair value of unused commercial loan commitments, guarantees and standby letters of credit as of December 31, 2008 and 2008:

	As of December 31,
(in thousands)	2008	2007
Unused loan commitments(a)	$43,393	$85,381
Guarantees	5,833	7,238
Standby letters of credit	97	292

(a)

Estimated fair value of unused loan commitments as of December 31, 2008 and 2007 was $0.2 million and $0.4 million, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains.

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

We have met our estimated distribution requirements as a RIC for 2008 and currently do not expect to make additional distributions during 2009. We expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which will significantly reduce our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009, which could be as low as zero for all of 2009. This action would preserve over $82.0 million in capital versus the dividend paid during the third quarter of 2008 of $0.27 per share. Variables that could necessitate a dividend in 2009 include the actual timing of gains and losses for tax purposes and equity investment monetizations. We will make decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, monetizations, our liquidity and our BDC asset coverage ratio at the time of such decision.

Each year, we mail statements on Form 1099-DIV to our stockholders, which identify the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. For the fiscal years ended December 31, 2008, 2006, 2005, 2004, and 2003 a portion of the distributions to our stockholders was deemed a return of capital. None of the distributions to stockholders during the 2007 was deemed a return of capital.

The table below shows the detail of our taxable distributions for the years ended December 31, 2008 and 2007:

	Years ended December 31,
	2008		2007
	$/Share	%	$/Share	%
Ordinary income(a)	$0.00	0.0%	$1.52	87.4%
Long term capital gains(a)	0.02	1.7	0.22	12.6
Return of capital(b)	1.13	98.3	—	—

Total reported on tax Form 1099-DIV	$1.15	100.0%	$1.74	100.0%

(a)

Ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and long term capital gains are reported on Form 1099-DIV in various sub-categories which have differing tax treatments to shareholders. Those subcategories have not been shown here.

(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

On a tax basis, distributions in 2008 were composed of a $76.7 million return of capital and $1.4 million of long-term capital gains; distributions in 2007 were composed of $92.5 million of ordinary income and $13.4 million of long-term capital gains; and in 2006 were composed of $53.0 million of ordinary income and $35.2 million of return of capital.

The following table is a reconciliation of GAAP net income to taxable net (loss) income for the years ended December 31, 2008 and 2007:

	Years ended December 31,
(in thousands)	2008	2007
Net (loss) income	$(191,245)	$86,636
Difference between book and tax losses on investments(a)	(73,272)	(12,186)
Net change in unrealized depreciation on investments not taxable until realized	248,218	34,637
Timing difference related to deductibility of long-term incentive compensation	6,642	4,207
Taxable interest (loss) income on non-accrual loans(b)	2,051	17,040
Dividend income accrued for GAAP purposes that is not yet taxable	(19,972)	(49,390)
Distributions from taxable subsidiaries	483	24,395
Federal tax provision	789	1,864
Other, net	4,181	(1,051)

Taxable (loss) income before deductions for distributions	$(22,125)	$106,152

(a)	Results for 2008 reflect the write-off, for tax purposes, of the common stock of Cleartel.
(b)

Results for 2008 reflect the reversal of previously recognized interest on non-accrual loans of a portfolio investment that we liquidated. We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

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

INCOME RECOGNITION

We follow the policies recognize income on our Consolidated Statements of Operations:

•

Interest Income—We accrue interest income if we expect that ultimately we will be able to collect it. When a loan becomes more than 90 days past due, or if we otherwise expect the customer is unable to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and generally will cease recognizing interest income on that loan until all principal and interest is current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Paid-in-kind interest, or PIK, represents contractually deferred interest that typically is added to the loan balance. Generally, PIK interest is due at the end of the loan term. We generally accrue PIK interest when collection is expected and cease accruing PIK if there is insufficient value to support the accrual or we expect the customer is unable to pay all principal and interest due.

•

Dividend Income—We accrue dividend income on equity investments with stated income, if we expect to collect the dividends. We record dividend income on common equity investments when the dividend has been declared and is required to be paid.

•

Loan Origination Fees—We capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method. In certain loan arrangements, we receive warrants or other equity interests from the borrower as additional origination fees. Typically, borrowers granting these interests are not traded publicly. We record the financial instruments received at fair value as determined in good faith by our board of directors. We determine fair values using various valuation models that estimate the underlying value of the associated entity, taking into consideration our ownership share, as well as any discounts for transfer restrictions or other terms that impact the value. We record changes in the fair value of these securities in net unrealized (depreciation) appreciation on investments on our Consolidated Statements of Operations. In certain cases, when we record a warrant or other equity instrument that results in a loan discount, we accrete the discount into income over the term of the loan.

•

Advisory Fees and Other Income—We charge our portfolio companies fees for services that we provide, including advisory and management services, equity structuring, prepayments, research, bank interest and other fees. These fees are based on market rates, which are documented in an agreement between MCG and the respective portfolio companies. We recognize advisory and management services fees when earned. We also recognize equity structuring fees as earned, which generally occurs when the investment transaction closes. Finally, we recognize prepayment fees upon receipt.

VALUATION OF INVESTMENTS

We determine the value of each investment in our portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is: (i) the market price for those securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. As of December 31, 2008, approximately 91.7% of our total assets represented investments of which 99.99% are valued at fair value and 0.01% are valued at market value based on readily ascertainable public market quotes as of December 31, 2008.

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

•

Majority-Owned Control Investments—Majority-owned control investments, which comprise 45.1% of our investment portfolio, represent equity and debt securities in which we own the majority of the voting interest in a portfolio company and generally control its board of directors. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority Owned Control Investments and Non-Control Investments—Non-majority owned control investments, which comprise 1.6% of our investment portfolio, represent debt and equity securities that we own 25% to 50% of the portfolio company’s equity. Non-control investments, which comprise 53.3% of our investment portfolio, represent affiliate and non-affiliate debt and equity securities for which we do not have a controlling interest. Quoted prices are not available for 98.9% of our non-control investments, which represent 52.7% of our investment portfolio. For our non-majority owned equity investments and our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-majority owned control debt investments and non-control debt investments, we estimate fair value using a yield approach based on the expected future cash flows discounted at the loans’ effective interest rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange, including broadly syndicated securities, at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of December 31, 2008, these securities represented 0.6% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses consider key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional support for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that has a fair value in excess of $5.0 million. Over the last four quarters, independent valuation firms performed independent valuations or reviewed valuations of 51 portfolio companies, representing $1.2 billion, or 99.0%, of the fair value of our total portfolio investments and $398.5 million, or 98.9%, of the fair value of our equity portfolio investments. The majority of the valuations used by the independent valuation firms utilize proprietary models and inputs. We intend to continue to use independent valuation firms to provide additional support for our internal analyses each year. Our board of directors considers our valuations, as well the independent valuations and reviews in its determination of the fair value of our investments. The fair value of our interest rate swap is based on a binding broker quote, based on the estimated net present value of the future cash flows using a forward interest rate yield-curve in effect as of the measurement period.

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

BORROWING FACILITIES

As described more fully in Liquidity and Capital Resources—Borrowings, we borrow funds from various lenders through unsecured credit facilities, private placements, warehouse loan facilities, and the SBA. In addition, we have a bankruptcy remote, special-purchase entity that issued debt collateralized by pools of loans that we transfer to the entity. To date, we have recorded our obligation to repay all of our borrowings at cost on our Consolidated Balance Sheets. In the future, however, as we enter into new borrowing facilities or make significant modifications to existing facilities, we will consider reporting those facilities using the fair value option as allowed under Statement of Financial Accounting Standards No. 159—The Fair Value Option for Financial Assets and Liabilities. Debt issuance costs represent fees and other direct incremental costs incurred in connection with our borrowings. We amortize these costs ratably over the contractual term of the borrowing using the effective interest method and include this amortization in interest expense on our Consolidated Statements of Operations.

Periodically, we transfer pools of loans to bankruptcy-remote, special-purpose entities for use in securitization transactions. We account for loans transferred to our bankruptcy remote, special-purpose entities for use in securitization transactions in accordance with Statement of Financial Accounting Standards No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

From time-to-time, we may repurchase certain debt instruments issued by one of our bankruptcy-remote special-purpose entities from third parties at a negotiated price that may be different than the principal amount of the debt. In accordance with Accounting Principal Board Opinion No. 26—Early Extinguishment of Debt, we treat these repurchases as if the debt were extinguished and report the difference between the reacquisition price and the net carrying amount of the extinguished debt as a gain on extinguishment of debt on our Consolidated Statements of Operations.

SHARE-BASED COMPENSATION

We recognize share based compensation in accordance with Statement of Financial Accounting Standards No. 123(R)—Share-Based Payment, or SFAS 123(R). In accordance with SFAS 123(R), we recognize compensation cost related to share-based awards for which forfeiture provisions are expected to lapse over the requisite service period.

INCOME TAXES

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our shareholders. We have distributed and intend to distribute sufficient dividends to eliminate taxable income. We may also be subject to federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income in any calendar year.

We have certain wholly owned subsidiaries that pay taxes, or Taxable Subsidiaries, which each hold one or more portfolio investments listed on our Consolidated Schedule of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as LLCs or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC or other pass-through entity portfolio investment would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs or other pass-through entities owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statement of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS

On February 12, 2008, FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, or FSP 157-2, was issued. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. Effective January 1, 2009, we will adopt SFAS 157 for our nonfinancial assets and liabilities. The adoption of this standard will not have a material impact on our financial position or results of operations.

On October 10, 2008, FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. This FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and does not have a material effect on our financial position or results of operations.

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the Financial Accounting Standards Board issued SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the first fiscal year that began after November 15, 2007. Based upon our review, we have elected not to adopt SFAS 159 for financial liabilities that were in our portfolio as of December 31, 2007. However, we may elect to apply SFAS 159 to future financial liabilities. The impact on our financial position and results of operations from the potential application of SFAS 159 to a future liability depends upon the attributes of the specific financial liability.

TWO-CLASS METHOD OF PRESENTING EARNINGS PER SHARE

In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1, was issued. This standard requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. We do have share-based payment awards that contain non-forfeitable rights to dividends and, beginning in 2009, will present our earnings per share in two categories, one for unvested restricted stock and one for our remaining common stock.

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, and early adoption is encouraged. We will adopt this standard January 1, 2009. We do not expect that the adoption of this standard will have a material impact on our financial position or results of operations.

DISCLOSURES ABOUT QUALIFYING SPECIAL PURPOSE ENTITIES

In December 2008, FASB Staff Position FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and interests in Variable Interest Entities, or FSP 140-4, was issued. This standard does not change existing GAAP. Instead, it requires public companies to make additional disclosures regarding transfers to qualifying special purpose entities, or QSPEs. These disclosure requirements primarily focus on the transferor’s continuing involvement with transferred financial assets and related risks that it retains. FSP 140-4 is effective for the first reporting period that ends after December 15, 2008. Our adoption of this standard as of December 31, 2008, had no impact on our financial position or results of operations.

DISCLOSURES ABOUT GUARANTEES

In September 2008, FASB issued FSP FAS 133-1 and FIN 45-4—Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB interpretation No. 45; and Clarification of the Effective Date of FASB Statement 161, or FSP 133-1, was issued. This standard does not change existing GAAP. As it applies to MCG, FSP 133-1 requires us to make disclosures about the current status of the payment/performance risks of our guarantees of third parties. FSB 133-1 is effective for reporting periods ending after November 2008. Our adoption of this standard as of December 31, 2008, had no impact on our financial position or results of Operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Beginning in late 2007, the United States entered a recession, which many believe could be prolonged. As the economy continued to deteriorate in 2008, spending by both consumers and businesses declined significantly. This reduction in spending has had an adverse effect on a number of the industries in which some of our portfolio companies operate, which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. The Company and other commercial finance companies have historically utilized the collateralized loan obligation, or CLO, market to finance some of their investment activities. Due to the current dislocation of the CLO market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector will have to either curtail originations or obtain access to alternative debt markets. During 2008 and continuing into early 2009, the availability of debt capital has been extremely constrained. While we have been successful in renegotiating certain of our borrowing agreements in early 2009, these agreements are at higher cost and include less favorable terms than our historical borrowing agreements. We expect that this trend will continue into 2009, which will significantly limit our ability to originate new investments during 2009.

The United States has been in a recession since late 2007. In the event that this recession continues for a significant time or the economy deteriorates further, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults. During 2008, we experienced write-downs across the portfolio, most of which were due predominantly to a reduction to the multiples and market pricing used to estimate the fair values of our investments and the performance of certain portfolio companies. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of December 31, 2008, approximately 58.8% of our loan portfolio, at fair value, bears interest at a spread to LIBOR or prime rate, and 41.2% at a fixed rate. As of December 31, 2008, approximately 50.0% of our loan portfolio, at fair value, has LIBOR floors between 1.5% and 3.0% on the LIBOR base index. These floors minimize our exposure to significant decreases in interest rates.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. During 2008, we entered into two interest rate swaps expiring in November 2010 for notional amounts of $16.0 million and $8.0 million at interest rates of 10.0% and 14.0%, respectively. No other interest rate swaps or other hedges were issued or outstanding during 2008.

The following table shows a comparison of the interest rate base for our interest bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase Agreement Rate	$79,916	$—	$42,604	$—
Money Market Rate	156	—	3,197	—
Prime Rate	63,346	—	9,117	—
LIBOR
30-Day	16,825	—	34,695	—
60-Day	—	—	685	—
90-Day	459,012	371,880	584,339	554,522
180-Day	7,923	—	14,984	—
9 month	—	—	—	—
Commercial Paper	—	187,169	—	121,513
Fixed Rate	372,226	77,600	397,855	75,000

Total	$999,404	$636,649	$1,087,476	$751,035

Based on our December 31, 2008 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure:

(dollars in thousands)	Interest Income	Interest Expense	Unrealized Depreciation/ Appreciation	Net Income
Basis Point Change
(200)	$(1,893)	$(11,181)	$(480)	$9,768
(100)	(936)	(5,590)	(111)	4,765
100	4,671	5,590	240	(1,159)
200	10,142	11,181	480	(1,519)
300	15,613	16,771	720	(1,878)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MCG Capital Corporation

We have audited MCG Capital Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MCG Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MCG Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2008, and the consolidated financial highlights for each of the five years in the period ended December 31, 2008. Our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MCG Capital Corporation

We have audited the accompanying consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2008 and the consolidated financial highlights for each of the five years in the period ended December 31, 2008. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2008 and 2007, by correspondence with the custodians. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2008 and 2007, the consolidated results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2008 and the consolidated financial highlights for each of the five years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MCG Capital Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 5, 2009

MCG Capital Corporation

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2008	2007
Assets
Cash and cash equivalents	$46,149	$23,297
Cash, securitization accounts	37,493	37,003
Cash, restricted	979	4,010
Investments at fair value
Non-affiliate investments (cost of $605,906 and $675,077, respectively)	584,336	706,819
Affiliate investments (cost of $45,141 and $70,516, respectively)	56,126	77,601
Control investments (cost of $819,076 and $818,808, respectively)	562,686	760,670

Total investments (cost of $1,470,123 and $1,564,401, respectively)	1,203,148	1,545,090
Interest receivable	8,472	11,272
Other assets	16,193	16,909

Total assets	$1,312,434	$1,637,581

Liabilities
Borrowings (maturing within one year of $44,500 and $166,922, respectively)	$636,649	$751,035
Interest payable	5,367	6,599
Dividends payable	—	28,858
Other liabilities	11,507	16,400

Total liabilities	653,523	802,892

Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on December 31, 2008 and 2007, 76,075 issued and outstanding on December 31, 2008 and 65,587 issued and outstanding on December 31, 2007	761	656
Paid-in capital	997,318	933,274
Undistributed (distributions in excess of) earnings
Paid-in capital	(162,783)	(84,070)
Other	90,651	4,704
Net unrealized depreciation on investments	(266,975)	(19,311)
Stockholder loans	(61)	(564)

Total stockholders’ equity	658,911	834,689

Total liabilities and stockholders’ equity	$1,312,434	$1,637,581

Net asset value per common share at end of year	$8.66	$12.73

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	Years ended December 31,
	2008	2007	2006
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$72,725	$82,229	$80,846
Affiliate investments (5% to 25% owned)	6,777	13,453	10,368
Control investments (more than 25% owned)	52,753	80,347	47,631

Total interest and dividend income	132,255	176,029	138,845

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	1,507	4,819	7,257
Affiliate investments (5% to 25% owned)	99	107	1,901
Control investments (more than 25% owned)	1,504	6,164	6,390

Total advisory fees and other income	3,110	11,090	15,548

Total revenue	135,365	187,119	154,393

Operating expenses
Interest expense	35,431	43,119	36,240
Employee compensation
Salaries and benefits	16,490	21,800	21,318
Amortization of employee restricted stock awards	6,855	9,024	3,470

Total employee compensation	23,345	30,824	24,788
General and administrative expense	16,648	11,258	9,721
Goodwill impairment	3,851	—	—

Total operating expenses	79,275	85,201	70,749

Net operating income before net investment (losses) gains, gain on extinguishment of debt and income tax provision	56,090	101,918	83,644

Net realized (losses) gains on investments
Non-affiliate investments (less than 5% owned)	5,868	7,037	1,619
Affiliate investments (5% to 25% owned)	(61)	7,522	9
Control investments (more than 25% owned)	(15,190)	7,191	(16,215)

Total net realized (losses) gains on investments	(9,383)	21,750	(14,587)

Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	(54,282)	2,202	13,778
Affiliate investments (5% to 25% owned)	3,899	2,860	4,226
Control investments (more than 25% owned)	(197,835)	(39,699)	16,600

Total net unrealized (depreciation) appreciation on investments	(248,218)	(34,637)	34,604

Net investment (losses) gains before gain on extinguishment of debt and income tax provision	(257,601)	(12,887)	20,017

Gain on extinguishment of debt	11,055	—	—

Income tax provision	789	2,395	2,712

Net (loss) income	$(191,245)	$86,636	$100,949

(Loss) earnings per basic and diluted common share(a)	$(2.65)	$1.34	$1.77
Cash distributions declared per common share	$0.71	$1.76	$1.68

Weighted-average common shares outstanding(a)
Basic	72,254	64,498	57,047
Diluted	72,254	64,507	57,084

(a)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 7—Capital Stock and Note 12—(Loss) Earnings Per Share in the Notes to Consolidated Financial Statements for additional information about the rights offering and the associated bonus element.

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
(Decrease) increase in net assets from operations
Net operating income before investment (losses) gains, gain on extinguishment of debt and income tax provision	$56,090	$101,918	$83,644
Net realized (losses) gains on investments	(9,383)	21,750	(14,587)
Net unrealized (depreciation) appreciation on investments	(248,218)	(34,637)	34,604
Gain on extinguishment of debt	11,055	—	—
Income tax provision	(789)	(2,395)	(2,712)

Net (loss) income	(191,245)	86,636	100,949

Distributions to stockholders

Distributions from net investment income	29,528	(103,785)	(51,926)
Distributions in excess of net investment income (accumulated distributions in excess of net investment income and capital gains for the years ended December 31, 2008, 2007 and 2006 were $162,783, $84,070 and $78,072)	(78,713)	(5,998)	(38,853)

Net decrease in net assets resulting from stockholder distributions	(49,185)	(109,783)	(90,779)

Capital share transactions
Issuance of common stock	57,038	95,350	70,429
Amortization of employee restricted stock awards accounted for as:
Employee compensation	6,855	9,024	3,470
Restructuring expense	106	—	—
Amortization of non-employee director restricted stock awards	255	174	72
Cancellation of common stock held as collateral for stockholder loans	(105)	—	—
Stockholder loans
Unrealized depreciation and realized loss on stockholder loans	398	—	—
Repayment of stockholder loans	105	151	2,909

Net increase in net assets resulting from capital share transactions	64,652	104,699	76,880

Total (decrease) increase in net assets	(175,778)	81,552	87,050

Net assets
Beginning of year	834,689	753,137	666,087

End of year	$658,911	$834,689	$753,137

Net asset value per common share at end of year	$8.66	$12.73	$12.83

Common shares outstanding at end of year	76,075	65,587	58,694

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2008	2007	2006
Cash flows provided by (used in) operating activities
Net (loss) income	$(191,245)	$86,636	$100,949
Adjustments to reconcile net income to net cash provided by operating activities
Investments in portfolio companies	(87,530)	(603,818)	(491,928)
Principal collections related to investment repayments or sales	200,850	342,988	376,606
Increase in interest receivable, accrued payment-in-kind interest and dividends	(26,415)	(49,980)	(29,121)
Amortization of non-employee director restricted stock awards	255	174	72
Amortization of employee restricted stock awards	6,961	9,024	3,470
(Increase) decrease in cash – securitization accounts from interest collections	(566)	(15,226)	2,650
Decrease (increase) in other restricted cash	2,535	(1,437)	—
Depreciation and amortization	3,763	1,903	4,438
Impairment of goodwill	3,851	—	—
Unrealized depreciation and realized loss on stockholder loans	398	—	—
(Increase) decrease in other assets	(3,352)	3,407	1,045
(Decrease) increase in other liabilities	(5,592)	3,243	5,840
Net realized losses (gains) on investments	9,383	(21,750)	14,587
Net change in unrealized depreciation (appreciation) on investments	248,218	34,637	(34,604)
Gain on extinguishment of debt	(11,055)	—	—

Net cash provided by (used in) operating activities	150,459	(210,199)	(45,996)

Cash flows (used in) provided by financing activities
Net (payments) proceeds on borrowings	(103,091)	229,152	15,355
Decrease (increase) in cash—securitization accounts for paydown of principal on debt	76	(5,846)	28,933
Payment of financing costs	(3,500)	(1,165)	(7,342)
Distributions paid	(78,130)	(105,837)	(88,223)
Issuance of common stock, net of costs	57,038	95,350	70,429
Cancellation of common stock held as collateral for stockholder loans	(105)	—	—
Repayment of stockholder loans	105	151	2,909

Net cash (used in) provided by financing activities	(127,607)	211,805	22,061

Increase (decrease) in cash and cash equivalents	22,852	1,606	(23,935)

Cash and cash equivalents
Beginning balance	23,297	21,691	45,626

Ending balance	$46,149	$23,297	$21,691

Supplemental disclosure of cash flow information
Interest paid	$34,282	$40,240	$32,824
Income taxes paid	905	4,258	298
Payment-in-kind interest collected	6,230	13,848	13,786
Dividend income collected	3,817	7,328	2,254

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Control Investments: Majority-owned (5):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14-12/14)(1)	$13,727	$13,619	$13,619
		Preferred Units (10.0%, 17,100 units)(1)		18,960	25,992
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.(6)	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,666
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,659
		Class A Common Stock (4,698,987 shares)		—	—

Cleartel Communications, Inc.(2) (6)	Communications- CLEC	Subordinated Debt (11.2%, Due 5/09-3/11)	41,172	36,047	—
		Series B Preferred Stock (8.0%, 57,862 shares)		50,612	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($5,000)		—	—

Coastal Sunbelt, LLC(2)	Food Services	Senior Debt (8.4%, Due 1/12-7/12)(1)	22,246	22,127	22,127
		Subordinated Debt (14.8%, Due 1/13)(1)	8,223	8,115	8,115
		Preferred LLC Interest (12.0%, 123,250 units)		14,597	14,648
		Warrants to purchase Class B Common Stock		—	—

GMC Television Broadcasting, LLC(2)(6)	Broadcasting	Senior Debt (9.2%, Due 4/12-6/12)(1)	23,712	22,520	22,520
		Subordinated Debt (14.0%, Due 6/13)(1)	8,000	7,076	5,465
		Class B Voting Units (8.0%, 86,700 units)		9,071	—

Intran Media, LLC	Other Media	Senior Debt (10.7%, Due 12/11)(1)	9,000	8,888	8,888
		Series A Preferred Units (10.0%, 86,000 units)		9,095	1,956
		Series B Preferred Units (10.0%, 30,000 units)		3,000	1,096

Jet Plastica Investors, LLC (2)(19)	Plastic Products	Subordinated Debt (14.9%, Due 3/13) (1)	33,427	33,174	29,947
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—

JetBroadband Holdings, LLC(2)(20)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	26,911	25,577	25,577
		Preferred Units (10.0%, 133,204 units)		18,470	16,562

LMS Intellibound Investors, LLC(2)(15)	Logistics	Senior Debt (7.5%, Due 8/12)(1)	11,328	11,223	11,223
		Subordinated Debt (15.0%, Due 11/12)(1)	17,000	16,882	16,882
		Preferred Units (12.0%, 19,650 units)		23,780	38,845
		Warrants to purchase Class B Common Stock		—	—

MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		3	28

Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,192	16,192
		Preferred LLC Interest (10.0%, 120,000 units)		13,324	11,597
		Letter of Credit ($97)

RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (8.1%, Due 12/10) (1)	8,500	8,469	8,469
		Subordinated Debt (15.0%, Due 12/11)(1)	9,837	9,793	9,793
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	3,479

Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13)(1)	18,033	17,920	17,920
		Preferred Units (8.0%, 125,400 units)		14,978	18,611

TNR Holdings Corp.(2) (6) (12)	Entertainment	Senior Debt (12.0%, Due 7/13)	2,104	1,708	1,708
		Series A Preferred Stock (8.0%, 43,264 shares)		28,770	25,682
		Legacy Series A Preferred Stock (12.5%, 585,939 shares)		15,000	—
		Legacy Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 7/18)		—	—
		Warrants to purchase Legacy Common Stock (expire 9/17)		—	—

Total Sleep Holdings, Inc.(2) (9)	Healthcare	Subordinated Debt (15.0%, Due 9/11-3/12)	32,429	29,579	26,540
		Unsecured Note (0.0%, Due 6/11)	375	327	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Common Stock (4,046,875 shares)		1,000	—

Working Mother Media, Inc.(6)	Publishing	Guaranty ($833)

Total Control Investments: Majority-owned (represents 45.1% of total investments at fair value)				780,430	542,806

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Control Investments: Non-majority owned(4):
Crystal Media Network, LLC(6)(7)	Broadcasting	LLC Interest		$2,447	$2,556
National Product Services, Inc. (2)	Business Services	Senior Debt (8.9%, Due 6/09)	$13,886	10,221	9,492
		Subordinated Debt (16.0%, Due 6/09)	16,010	12,305	—
		Common Stock (995,428 shares)		—	—

PremierGarage Holdings, LLC(2)	Home Furnishings	Senior Debt (9.7%, Due 6/10-12/10)(1)	8,782	8,702	7,832
		Preferred LLC Units (8.0%, 445 units)		4,971	—
		Common LLC Units (356 units)		—	—
Total Control Investments: Non-majority-owned (represents 1.6% of total investments at fair value)				38,646	19,880

Total Control Investments: (represents 46.7% of total investments at fair value)				819,076	562,686

Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.9%, Due 10/11)(1)	6,195	6,023	5,629
		Subordinated Debt (16.0%, Due 4/12)(1)	4,922	4,791	4,426
		Series A Preferred Stock (20.0%, 49 shares)		298	—
		Common Stock (423 shares)		525	—
		Warrants to purchase Common Stock (expire 10/16)		348	—

Cherry Hill Holdings, Inc.(2)(6)	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	878

Stratford School Holdings, Inc.(2)	Education	Senior Debt (6.8%, Due 7/11-9/11)(1)	3,700	3,634	3,634
		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,683	6,683
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		120	12,842
		Warrants to purchase Common Stock (expire 5/15)(1)		67	3,903

Sunshine Media Delaware, LLC(2) (6)	Publishing	Common Stock (145 shares)		581	—
		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—

Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (8.0%, Due 12/12)(1)	16,817	16,705	16,204
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

XFone, Inc.(6)(13)	Communications-Other	Common Stock (837,556 shares)		2,395	419
		Warrants to purchase Common Stock (expire 3/11)		—	8

Total Affiliate Investments (represents 4.7% of total investments at fair value)				45,141	56,126

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, lnc.(2)	Consumer Products	Senior Debt (8.2%, Due 6/12)(1)	$20,000	$19,882	$18,942
		Subordinated Debt (15.0%, Due 9/12)(1)	13,822	13,071	3,913
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		332	—

Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (8.2%, Due 12/12)(1)	7,430	7,394	7,351
		Subordinated Debt (10.5%, Due 12/12)(1)	2,349	2,288	2,214
		Warrants to purchase Common Stock (expire 11/15)		—	30
Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (11.4%, Due 3/10)(1)	3,634	3,600	3,600

B & H Education, Inc.(2)	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,490	2,000

BLI Holdings, Inc.(2)	Drugs	Senior Debt (11.3%, Due 1/09)(1)	11,333	11,234	11,234

CEI Holdings Inc.	Cosmetics	Senior Debt (6.3%, Due 3/14)(1)	3,918	3,927	1,674

Cervalis LLC	Business Services	Senior Debt (7.3%, Due 3/12)(1)	19,625	19,525	19,034

Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,124	2,111	2,111
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,507	3,080
		Warrants to purchase Class B Common Stock		—	—

Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (9.7%, Due 7/12-10/12)(1)	8,776	8,704	8,704

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (10.5%, Due 12/13)(1)	20,000	19,858	17,348

CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (9.6%, Due 6/11)(1)	6,005	5,971	5,104
		Subordinated Debt (14.1%, Due 12/12)(1)	11,929	10,198	3,489
		Common Stock (500 shares)		500	—

Cyrus Networks, LLC	Business Services	Senior Debt (5.8%, Due 7/13)(1)	5,441	5,408	4,915
		Subordinated Debt (9.1%, Due 1/14)(1)	6,066	6,057	5,110

Dayton Parts Holdings, LLC(2)	Auto Parts	Subordinated Debt (6.5%, Due 6/11)(1)(16)	21,500	21,380	21,380
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		400	338

Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	8,534	8,455	8,455

Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (11.1%, Due 9/10)(1) Subordinated Debt (16.0%, Due 3/11)(1)	4,640 9,248	4,604 9,212	4,604 9,212

Flexsol Packaging Corp.(6)	Plastic Products	Subordinated Debt (14.3%, Due 12/12)(1)	3,081	3,058	1,133

G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (9.7%, Due 5/14)(1)	17,500	16,912	15,164
		Series A Preferred Shares (14.0%, 5,000,000 shares)		5,810	5,810
		Class C Shares (621,907 shares)		529	284

Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	435

GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	8,775	8,682	8,355
		Subordinated Debt (14.0%, Due 8/13)(1)	7,809	7,767	7,767
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	1,965

Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)	4,141	3,991	667

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		7,475	7,475
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		422	27,407

Jupitermedia Corporation(6)	Information Services	Common Stock (148,373 shares)		2,114	56

Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (9.8%, Due 8/13)(1)	2,328	2,313	752

Marietta Intermediate Holding Corporation(6)	Cosmetics	Subordinated Debt (12.0%, Due 12/11)(1)	2,262	2,028	—

Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (13.5%, Due 4/14)(1)	12,596	12,493	12,494
		Preferred Units (10.0%, 1,250,000 units)		1,403	1,403
		Class A Common Units (1,250,000 units)		—	138

MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	31,446	31,280	31,280
		Class A LLC Interest (4,712,042 units)		3,000	8,305

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Metropolitan Telecommunications Holding Company(2)	Communications-CLEC	Senior Debt (10.8%, Due 6/10-9/10) (1)	$23,769	$23,530	$23,530
		Warrants to purchase Common Stock (expire 9/13)		1,843	9,655

Miles Media Group, LLC(2)	Publishing	Senior Debt (12.5%, Due 6/13) (1)	18,274	17,913	17,395

NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,921	19,697	19,189
		Subordinated Debt (15.0%, Due 9/14)(1)	21,284	21,211	21,211
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	900

New Century Companies, Inc.(6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—

New England Precision Grinding Holdings, LLC(14)	Industrial Products	Senior Debt (11.1%, Due 10/13)(1)	25,685	25,464	25,033
		Common Units (1,000,000 units)		1,000	1,213

PartMiner, Inc.(2)	Information Services	Senior Debt (8.7%, Due 6/09)(1)	854	846	846

Philadelphia Newspapers, LLC(6)(17)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)	5,082	5,070	—

Powercom Corporation(2)(18)	Communications-CLEC	Senior Debt (11.5%, Due 6/11)	1,357	1,357	1,279
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—

Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (7.5%, Due 5/11)(1)	15,500	15,438	15,438
		Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,911	17,911
		Preferred LLC Interest (1,000,000 units)		557	1,704

Restaurant Technologies, Inc.	Food Services	Senior Debt (16.6%, Due 2/12)(1)	37,197	36,929	36,929
		Series B Preferred Stock (499 shares)		15	19
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	97

Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (11.5%, Due 8/12)(1)	25,800	25,664	24,793

Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (7.5%, Due 7/14)(1)	6,000	5,995	4,261

Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (9.2%, Due 10/12)(1)	20,000	19,831	16,920

The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	9

The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (15.5%, Due 11/14)(1)	14,238	14,238	14,238

ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,230	998	28

VOX Communications Group Holdings, LLC(2)	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)	11,312	10,725	10,674
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)	1,856	1,415	393

VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—

Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (3.7%, Due 2/14)(1)	3,930	3,951	2,576

Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (8.9%, Due 7/11-12/11)(1)	15,168	15,091	14,550
		Subordinated Debt (16.0%, Due 7/12)(1)	6,390	6,355	6,238
		Series A Preferred Stock (161,870 shares)		501	170

Total Non-Affiliate Investments (represents 48.6% of total investments at fair value)				605,906	584,336

Total Investments				$1,470,123	$1,203,148

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2008

(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating(1)	10.0%	11/10	$16,000	$—	$(649)
	Interest Rate Swap—Pay Fixed/Receive Floating(1)	14.0%	11/10	8,000	—	(324)

Total Interest Rate Swaps				$24,000	$—	$(973)

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

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Control Investments: Non-majority owned(4):
Crystal Media Network, LLC(6) (7)	Broadcasting	LLC Interest		$3,060	$2,641
National Product Services, Inc.(2)	Business Services	Senior Debt (12.8%, Due 6/09)	$13,153	7,347	13,153
		Subordinated Debt (16.0%, Due 6/09)	13,622	11,739	4,814
		Common Stock (995,428 shares)		—	—
PremierGarage Holdings, LLC(2)	Home Furnishings	Senior Debt (9.7%, Due 6/10-12/10) (1)	9,800	9,728	9,728
		Preferred LLC Units (8.0%, 445 units)		4,971	4,683
		Common LLC Units (356 units)		—	—

Total Control Investments: Non-majority-owned (represents 2.3% of total investments at fair value)				36,845	35,019

Total Control Investments: (represents 49.2% of total investments at fair value)				818,808	760,670

Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.2%, Due 10/11) (1)	6,825	6,608	6,608
		Subordinated Debt (16.0%, Due 4/12) (1)	4,727	4,620	4,620
		Common Stock (423 shares)		525	299
		Warrants to purchase Common Stock (expire 10/16)		348	198
Cherry Hill Holdings, Inc.(2)	Entertainment	Senior Debt (13.0%, Due 8/11) (1)	11,282	11,184	11,184
		Series A Preferred Stock (10.0%, 750 shares)		850	850
Stratford School Holdings, Inc.(2)	Education	Senior Debt (9.4%, Due 7/11-9/11)(1)	13,100	12,890	12,890
		Subordinated Debt (14.0%, Due 12/11) (1)	6,717	6,682	6,682
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		—	5,409
		Warrants to purchase Common Stock (expire 5/15) (1)		67	1,850
Sunshine Media Delaware, LLC(2) (6)	Publishing	Class A LLC Interest (8.0%, 563,808 units)		564	592
		Common Stock (145 shares)		581	610
		Option to acquire Warrants to purchase		—	—
		Class B LLC Interest (expire 5/14)
Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (9.0%, Due 12/12) (1)	21,764	21,612	21,612
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500
XFone, Inc.(6)	Communications- Other	Common Stock (868,946 shares)		2,485	2,697
		Warrants to purchase Common Stock (expire 3/11)		—	—

Total Affiliate Investments (represents 5.0% of total investments at fair value)				70,516	77,601

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Non-Affiliate Investments (less than 5% owned):
Active Brands International, Inc.(2)	Consumer Products	Senior Debt (9.4%, Due 6/12)(1) Subordinated Debt (14.0%, Due 9/12)(1)	$21,750 13,135	$21,603 12,842	$21,603 12,842
		Class A-1 Common Stock (3,056 shares)		3,056	3,056
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	526

Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (11.3%, Due 12/12)(1)	7,780	7,729	7,729
		Subordinated Debt (11.7%, Due 12/12)(1)	2,233	2,157	2,157
		Warrants to purchase Common Stock (expire 11/15)		—	139

Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (11.3%, Due 3/10)(1)	4,644	4,624	4,624

B & H Education, Inc.(2)	Education	Senior Debt (9.3%, Due 3/10)(1)	2,824	2,806	2,806
		Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,330	2,330

BLI Holdings, Inc.(2)	Drugs	Subordinated Debt (14.9%, Due 3/10)(1)	10,239	10,147	10,147

CEI Holdings Inc.	Cosmetics	Senior Debt (7.5%, Due 3/14)(1)	4,933	4,944	4,451

Cervalis LLC	Business Services	Senior Debt (8.6%, Due 3/12)(1)	15,000	14,870	14,870

Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,061	2,045	2,045
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,237	2,353
		Warrants to purchase Class B Common Stock		—	—

Communicom Broadcasting, LLC(2)	Broadcasting	Senior Debt (11.8%, Due 2/11)(1)	11,138	11,062	11,062

Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (10.4%, Due 7/12)(1) Subordinated Debt (15.0%, Due 1/13)(1)	7,059 5,104	6,975 5,058	6,975 5,058

Country Road Communications LLC(2)	Communications-Other	Subordinated Debt (12.6%, Due 7/13)(1)	13,000	12,919	12,919

Crescent Publishing Company, LLC(2)	Newspaper	Senior Debt (14.7%, Due 6/09)(1)	7,679	7,532	7,532

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (11.9%, Due 12/13)(1)	20,000	19,830	19,830

CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (10.7%, Due 6/11)(1)	6,189	6,135	6,135
		Subordinated Debt (15.2%, Due 12/12)(1)	11,928	11,838	11,838
		Common Stock (500 shares)		500	6

Cyrus Networks, LLC	Business Services	Senior Debt (9.3%, Due 7/13)(1) Subordinated Debt (12.1%, Due 1/14)(1)	4,183 4,601	4,128 4,601	4,128 4,601

Dayton Parts Holdings, LLC(2)	Auto Parts	Subordinated Debt (9.9%, Due 6/11)(1)	21,500	21,331	21,331
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		408	440

Empower IT Holdings, Inc. (2)	Information Services	Senior Debt (11.5%, Due 5/12)(1)	5,563	5,466	5,466
		Subordinated Debt (14.5%, Due 6/12)(1)	5,058	5,058	5,058

Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (11.8%, Due 9/10)(1)	4,640	4,599	4,599
		Subordinated Debt (16.0%, Due 3/11)(1)	9,063	9,012	9,012

Flexsol Packaging Corp.	Plastic Products	Subordinated Debt (14.2%, Due 12/12)(1)	3,000	2,997	2,022

G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (12.6%, Due 5/14)(1)	17,500	16,727	16,727
		Series A Preferred Shares (14.0%, 5,000,000 shares)		5,061	5,061
		Class C Shares (621,907 shares)		622	622

Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)		3,575	2,756

GoldenSource Holdings Inc.(6)	Technology	Warrants to purchase Class A Common Stock (expire 10/08)		—	—

GSDM Holdings, LLC(2)	Healthcare	Senior Debt (9.9%, Due 2/13)(1)	9,000	8,874	8,874
		Subordinated Debt (14.0%, Due 8/13)	7,652	7,601	7,601
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	4,397

Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (10.3%, Due 3/11)	4,141	3,990	2,147

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		6,925	6,925
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		421	26,044

Jupitermedia Corporation(6)	Information Services	Common Stock (148,373 shares)		2,114	567

Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (12.3%, Due 8/13)(1)	3,000	2,993	2,993

Marietta Intermediate Holding Corporation	Cosmetics	Subordinated Debt (14.7%, Due 12/11)(1)	2,058	2,065	1,797

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost(11)	Fair Value(11)
Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (13.5%, Due 4/14)(1)	$12,500	$12,378	$12,378
		Preferred Units (10.0%, 1,250,000 units)		1,269	1,269
		Class A Common Units (1,250,000 units)		—	—

MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	30,606	30,395	30,395
		Class A LLC Interest (4,712,042 units)		3,000	3,752

Metropolitan Telecommunications Holding Company (2)	Communications-CLEC	Senior Debt (12.0%, Due 6/10-9/10)(1)	18,388	18,046	18,046
		Subordinated Debt (15.8%, Due 12/10)(1)	10,929	10,929	10,929
		Warrants to purchase Common Stock (expire 9/13)		1,843	9,863

MicroCal Holdings, LLC(2)	Laboratory Instruments	Senior Debt (9.4%, Due 3/10-9/10)(1)	10,940	10,867	10,867
		Subordinated Debt (14.5%, Due 3/11)(1)	9,115	9,115	9,115

Micro Dental Laboratories (2)	Healthcare	Subordinated Debt (15.0%, Due 1/08)(1)	12,567	12,567	12,567

Miles Media Group, LLC(2)	Publishing	Senior Debt (11.6%, Due 6/13)(1)	19,374	18,932	18,932

NDSSI Holdings, LLC(2)	Electronics	Senior Debt (10.1%, Due 12/10-12/11)(1)	19,897	19,691	19,691
		Subordinated Debt (15.0%, Due 12/12)(1)	19,957	19,865	19,865
		Class A Common Units (1,000,000 units)		333	965

New Century Companies, Inc. (6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—

New England Precision Grinding Holdings, LLC	Industrial Products	Senior Debt (11.7%, Due 10/13)(1)	26,000	25,723	25,723
		Common Units (1,000,000 units)		1,000	1,000

PartMiner, Inc.(2)	Information Services	Senior Debt (11.8%, Due 6/09)(1)	2,343	2,320	2,320

Philadelphia Newspapers, LLC	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(1)	5,041	5,029	5,029

Powercom Corporation(2)	Communications-CLEC	Senior Debt (10.0%, Due 2/10)	1,878	1,878	1,878
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—

Quantum Medical Holdings, LLC(2)	Laboratory Instruments	Senior Debt (10.8%, Due 5/11)(1)	15,500	15,394	15,394
		Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,872	17,872
		Preferred LLC Interest (1,000,000 units)		484	1,279

Restaurant Technologies, Inc.	Food Services	Subordinated Debt (14.0%, Due 2/12)(1)	30,389	30,176	30,176
		Series A-4 Convertible Preferred Stock (7,813 shares)	25,450	336	275

Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (10.9%, Due 8/12)(1)		25,276	25,276

Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (11.8%, Due 12/13)(1)	6,000	5,994	5,994

Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (12.5%, Due 10/12)(1)	20,000	19,839	19,839

The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	20

The Matrixx Group, Incorporated(2)	Plastic Products	Subordinated Debt (13.8%, Due 9/13)(1)	16,266	16,126	16,126

ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08)	1,187	1,038	28

VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—

VOX Communications Group Holdings, LLC(2)	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)	11,280	10,899	10,899
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)	1,554	1,302	882

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

(1)

Some or all of this security is funded through our SBIC subsidiary or one of our other financing subsidiaries and may have been pledged as collateral in connection therewith. See Note 6—Borrowings to the Consolidated Financial Statements.

(2)	Includes securities issued by one or more of the portfolio company’s affiliates.
(3)	Affiliate investments represent companies in which we own at least 5%, but not more than 25% of the portfolio company’s voting securities.
(4)

Control investments represent companies in which we own more than 25% of the portfolio company’s voting securities. Non-majority owned control investments represent companies in which we own more than 25.

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

(9)

During the second quarter of 2007, we acquired 61% of the common stock of Total Sleep Holdings, Inc., or Total Sleep. In connection with this transaction, we granted an option to a private equity firm to put an additional 34% of Total Sleep’s common stock to us for $1,000. This put option was outstanding as of December 31, 2007 and was subsequently exercised in December 2008. We included the fair value of this put option in other liabilities on our Consolidated Balance Sheet as of December 31, 2007.

(10)	Home Interiors & Gifts, Inc., filed for Chapter 11 bankruptcy protection on April 29, 2008.
(11)

We modified the Consolidated Schedule of Investments from the presentation in our Annual Report on Form 10-K for 2007 to incorporate unearned fees into the cost and fair value of the associated debt investments in our portfolio. Concurrent with the adoption of SFAS No. 157—Fair Value Measurements, or SFAS 157, we changed our balance sheet presentation for all periods to reclassify unearned fees to the associated debt investments. Before 2008, we reported unearned fees as a single line item on our Consolidated Schedule of Investments. This change did not impact the aggregate cost or fair value of our investment portfolio or our financial position or results of operations. See Note 4—Fair Value Measurement for additional information about our implementation of SFAS 157.

(12)

On July 28, 2008, we converted our debt securities in TNR Entertainment Corp. into preferred equity of TNR Holdings Corp. and invested $2.0 million in debt. The amounts reported herein, include Legacy Common Stock and Legacy Warrants related to TNR Entertainment Corp.

(13)	On February 23, 2009, we sold our equity interest in XFone, Inc., for $427.
(14)	On January 14, 2009, New England Precision Grinding Holdings, LLC changed its name to Tegra Medical Holdings, LLC.
(15)

On February 27, 2009, we sold our equity interest for $40.5 million and increased our debt holdings by $20.6 million in LMS Intellibound Investors, LLC. See Note 16—Subsequent Events for additional information on this transaction.

(16)	On February 20, 2009, Dayton Parts Holdings, LLC subordinated debt paid off in full. See Note 16—Subsequent Events for additional information on this transaction.
(17)	Philadelphia Newspapers, LLC filed for Chapter 11 bankruptcy protection on February 22, 2009.
(18)

On February 28, 2009, this obligation and all of the assets of Powercom Corporation (other than its accounts receivable), were transferred to Lambeau Telecom Company, LLC, an affiliate of BCN Telecom, Inc., or BCN, in satisfaction of certain subordinated liabilities of Powercom Corporation owed to BCN.

(19)	On February 5, 2009, we made a $12.2 million debt investment through our wholly owned subsidiary, Solutions Capital I, LP, in Jet Plastica Investors, LLC.
(20)	On February 11, 2009, we made a $5.0 million equity investment in JetBroadband Holdings, LLC.

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

These Consolidated Financial Statements present the results of operations, financial position and cash flows of MCG Capital Corporation and its consolidated subsidiaries. The terms “we,” “our,” “us” and “MCG” refer to MCG Capital Corporation and its consolidated subsidiaries.

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

The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital I, LP; Solutions Capital GP, LLC and MCG’s special-purpose financing subsidiaries: MCG Finance IV, LLC; MCG Finance V, LLC; MCG Finance VII, LLC and MCG Finance VIII, LLC.

Basis of Presentation and Use of Estimates

These financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation, including the presentation of our Consolidated Statement of Cash Flows for which we combined the investing and operating sections of this statement beginning in 2008.

Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes. Although we believe the estimates and assumptions used in preparing these Consolidated Financial Statements and related notes are reasonable, actual results could differ materially.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES, CERTAIN RISKS AND UNCERTAINTIES AND NEW ACCOUNTING PRONOUNCEMENTS

Significant Accounting Policies

INCOME RECOGNITION

We follow the policies and practices described below to recognize income on our Consolidated Statements of Operations:

•

Interest Income—We accrue interest income if we expect that ultimately we will be able to collect it. When a loan becomes more than 90 days past due, or if we otherwise expect the customer is unable to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and generally will cease recognizing interest income on that loan until all principal and interest is current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Paid-in-kind interest, or PIK, represents contractually deferred interest that typically is added to the loan balance. Generally, PIK interest is due at the end of the loan term. We generally accrue PIK interest when collection is expected and cease accruing PIK if there is insufficient value to support the accrual or we expect the customer is unable to pay all principal and interest when it comes due.

•

Dividend Income—We accrue dividend income on equity investments with stated income, if we expect to collect the dividends. We record dividend income on common equity investments when the dividend has been declared and is required to be paid.

•

Loan Origination Fees—We capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method. In certain loan arrangements, we receive warrants or other equity interests from the borrower as additional origination fees. Typically, borrowers granting these interests are not traded publicly. We record the financial instruments received at fair value as determined in good faith by our board of directors. We determine fair values using various valuation models that estimate the underlying value of the associated entity, taking into consideration our ownership share, as well as any discounts for transfer restrictions or other terms that impact the value. We record changes in the fair value of these securities in net unrealized (depreciation) appreciation on investments on our Consolidated Statements of Operations. In certain cases, when we record a warrant or other equity instrument that results in a loan discount, we accrete the discount into income over the term of the loan.

•

Advisory Fees and Other Income—We charge our portfolio companies fees for services that we provide, including advisory and management services, equity structuring, prepayments, research, bank interest and other fees. These fees are based on market rates, which are documented in an agreement between MCG and the respective portfolio companies. We recognize advisory and management services fees when earned. We also recognize equity structuring fees as earned, which generally occurs when the investment transaction closes. Finally, we recognize prepayment fees upon receipt.

PORTFOLIO INVESTMENTS

In accordance with the 1940 Act, we classify portfolio investments on our Consolidated Balance Sheets and our Consolidated Schedules of Investments into the following categories:

•	Control Investments—Investments in which we control more than 25% of the voting securities or have greater than 50% representation on the board of directors;

•	Affiliate Investments—Investments in which we own between 5% and 25% of the voting securities and have less than 50% representation on the board of directors; and

•	Non-Affiliate Investments—Investments in which we own less than 5% of the voting securities.

We carry our investments at fair value in accordance with the 1940 Act. We base the fair value of portfolio investments on market prices when market quotations are readily available. As required by the 1940 Act, the fair value of all other investments is determined in good faith by our board of directors. Typically, there are no readily available market values for the majority of investments in our portfolio. As a result, over 99% of the fair value of our investment portfolio is determined in good faith by our board of directors. No single standard exists for determining fair value in good faith. Therefore, our board of directors applies judgment to specific facts and circumstances about each investment in our portfolio pursuant to our valuation policy and accounting principles generally accepted in the United States.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. SFAS 157’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value. See Note 4—Fair Value Measurement for additional information about the methodologies that the board of directors uses to determine the fair value of our investments, as well as our application of SFAS 157.

Each quarter, we record the difference between the carrying value of our investments and the fair values determined by the board of directors as unrealized (depreciation) appreciation on investments on our Consolidated Statements of Operations. Upon the ultimate disposition of an asset in our portfolio, we reverse any previously recorded unrealized (depreciation) appreciation and realize a (loss) gain on investment that reflects the difference between the carrying cost of the investment and the net proceeds from the sale.

CASH

Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect the following categories of cash:

•

Cash and cash equivalents—Represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less;

•

Cash, securitization accounts—Represents principal and interest held in designated bank accounts that we received on securitized loans or other reserved amounts associated with our securitization facilities. We must use the funds deposited in these accounts to pay interest, reduce borrowings or pay other specified obligations in accordance with associated securitization agreements. Interest collections in excess of the interest payments and other specified obligations are distributed back to us; and

•

Cash, restricted—Includes cash held in escrow that we received as part of an asset sale, cash held for regulatory purposes and cash that we have received that is earmarked for transfer into our Cash, securitization accounts.

BORROWING FACILITIES

As described more fully in Note 6—Borrowings, we borrow funds from various lenders through unsecured credit facilities, private placements, warehouse loan facilities and the SBA. In addition, we have bankruptcy-remote, special-purpose entities that issued debt collateralized by pools of loans that we transfer to the entity. To date, we have recorded our obligation to repay all our borrowings at cost on our Consolidated Balance Sheets. In the future, however, as we enter into new borrowing facilities or make significant modifications to existing facilities, we will consider reporting those facilities using the fair value option as allowed under Statement of Financial Accounting Standards No. 159—The Fair Value Option for Financial Assets and Liabilities, or SFAS 159. We account for loans transferred to our bankruptcy remote, special-purpose entities for use in securitization transactions in accordance with Statement of Financial Accounting Standards No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As of December 31, 2008, we reported $636.6 million of borrowings, on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of December 31, 2008 was approximately $486.6 million, based on market data and current interest rates.

Debt issuance costs represent fees and other direct incremental costs incurred in connection with our borrowings. We amortize these costs ratably over the contractual term of the borrowing using the effective interest method and include this amortization in interest expense on our Consolidated Statements of Operations.

From time-to-time, we may repurchase certain debt instruments issued by one of our bankruptcy-remote special-purpose entities from third parties at a negotiated price that may be different than the principal amount of the debt. In accordance with Accounting Principles Board Opinion No. 26—Early Extinguishment of Debt, we treat these repurchases as if the debt were extinguished and report the difference between the reacquisition price and the net carrying amount of the extinguished debt as a gain on extinguishment of debt on our Consolidated Statements of Operations.

GOODWILL

We record goodwill in accordance with Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets, or SFAS 142. We test goodwill for impairment each year, or during interim periods if an event occurs or circumstances change that would more likely than not reduce our fair value below our net asset value. Our impairment testing includes a number of valuation approaches used to estimate the fair value of our enterprise including, but not limited to: our current and historical market capitalization, comparisons of multiples of revenues and EBITDA (earnings before interest, taxes, depreciation and amortization) and discounted cash flows. In addition, we consider other key data, such as the portion of our Consolidated Balance Sheets that is reported at fair value in relation to net asset value; the level of the implicit control premium; the short-term and long-term volatility of the price of our common stock and the market as a whole; the state of the economy and other relevant factors. Since our company is composed of one reporting unit, we test goodwill for impairment on a consolidated basis. Based upon our 2007 analysis, we have concluded that our goodwill was not impaired as of December 31, 2007. As of December 31, 2007, we had $3.9 million of goodwill in other assets on our Consolidated Balance Sheet. Based on the results of our impairment testing in December 2008, we concluded that our goodwill was fully impaired. In accordance with SFAS 142, we wrote off this goodwill and reported the $3.9 million impairment on a separate line item titled “Goodwill impairment” on our Consolidated Statement of Operations for 2008. The balance of our goodwill is zero as of December 31, 2008.

SHARE-BASED COMPENSATION

We recognize share based compensation in accordance with Statement of Financial Accounting Standards No. 123(R)—Share-Based Payment, or SFAS 123(R). In accordance with SFAS 123(R), we recognize compensation cost related to share-based awards for which forfeiture provisions are expected to lapse over the requisite service period.

INCOME TAXES

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our shareholders. We have distributed and intend to distribute sufficient dividends to eliminate taxable income. We may also be subject to federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income in any calendar year.

We have certain wholly owned Taxable Subsidiaries, each of which holds one or more portfolio investments listed on our Consolidated Schedule of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as LLCs or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC or other pass-through entity portfolio investment would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs or other pass-through entities owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statement of Operations. For additional information about our Taxable Subsidiaries and the determination of our income taxes, see Note 11—Income Taxes.

(LOSS) EARNINGS PER SHARE

We determine basic and diluted (loss) earnings per weighted-average common share in accordance with Statement of Financial Accounting Standards No. 128—Earnings per Share, or SFAS 128. We compute basic (loss) earnings per share by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. We compute diluted (loss) earnings per share by dividing such net income by the sum of the weighted-average number of shares outstanding for the period and the dilutive impact of restricted stock for which forfeiture provisions have not lapsed. In accordance with SFAS 128, we reflect the impact of the bonus element associated with a rights offering by making a retroactive adjustment to the basic and dilutive number of shares used to calculate earnings per share in prior periods.

Certain Risks and Uncertainties

Economic conditions during 2008 and market dislocations resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available in the past. In addition, during 2008 the price of our common stock fell well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments, to deleveraging our balance sheet, preserving liquidity necessary to meet our operational needs and servicing our borrowing obligations. Key initiatives that we undertook during 2008 to provide necessary liquidity include monetizations, the suspension of dividends, the renegotiation of our debt agreements which was completed in 2009 (See Note 16—Subsequent Events), the repurchase of debt at significant discounts and the implementation of a corporate restructuring. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2009 operating requirements.

Recent Accounting Pronouncements

FAIR VALUE MEASUREMENTS

On February 12, 2008, FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, or FSP 157-2, was issued. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. Effective January 1, 2009, we will adopt SFAS 157 for our nonfinancial assets and liabilities. The adoption of this standard will not have a material impact on our financial position or results of operations.

On October 10, 2008, FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. This FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and does not have a material effect on our financial position or results of operations.

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the Financial Accounting Standards Board issued SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the first fiscal year that began after November 15, 2007. Based upon our review, we have elected not to adopt SFAS 159 for financial liabilities that were in our portfolio as of December 31, 2007. However, we may elect to apply SFAS 159 to future financial liabilities. The impact on our financial position and results of operations from the potential application of SFAS 159 to a future liability depends upon the attributes of the specific financial liability.

TWO-CLASS METHOD OF PRESENTING EARNINGS PER SHARE

In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1, was issued. This standard requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. We do have share-based payment awards that contain non-forfeitable rights to dividends and, beginning in 2009, will present our earnings per share in two categories, one for unvested restricted stock and one for our remaining common stock.

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, and early adoption is encouraged. We will adopt this standard January 1, 2009. We do not expect that the adoption of this standard will have a material impact on our financial position or results of operations.

DISCLOSURES ABOUT QUALIFYING SPECIAL PURPOSE ENTITIES

In December 2008, FASB Staff Position FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and interests in Variable Interest Entities, or FSP 140-4, was issued. This standard does not change existing GAAP. Instead, it requires public companies to make additional disclosures regarding transfers to qualifying special purpose entities, or QSPEs. These disclosure requirements primarily focus on the transferor’s continuing involvement with transferred financial assets and related risks that it retains. FSP 140-4 is effective for the first reporting period that ends after December 15, 2008. The required disclosures are included in Note 6—Borrowings. Our adoption of this standard had no impact on our financial position or results of operations.

DISCLOSURES ABOUT GUARANTEES

In September 2008, FASB issued FSP FAS 133-1 and FIN 45-4—Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB interpretation No. 45; and Clarification of the Effective Date of FASB Statement 161, or FSP 133-1, was issued. This standard does not change existing GAAP. As it applies to MCG, FSP 133-1 requires us to make disclosures about the current status of the payment/performance risks of our guarantees of third parties. FSP 133-1 is effective for reporting periods ending after November 2008. The required disclosures are included in Note 13—Continencies and Commitments. Our adoption of this standard as of December 31, 2008, had no impact on our financial position or results of Operations.

NOTE 3—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

	December 31, 2008		December 31, 2007
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments(a)
Senior secured debt	$445,392	30.3%	$476,853	30.5%
Subordinated debt
Secured	439,440	29.9	532,213	34.0
Unsecured	34,500	2.3	32,609	2.1

Total debt investments	919,332	62.5	1,041,675	66.6

Equity investments
Preferred equity	463,333	31.5	434,007	27.7
Common/Common equivalents equity	87,458	6.0	88,719	5.7

Total equity investments	550,791	37.5	522,726	33.4

Total investments(a)	$1,470,123	100.0%	$1,564,401	100.0%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both December 31, 2008 and 2007.

The following table summarizes the composition of our investment portfolio at fair value:

	December 31, 2008		December 31, 2007
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments(a)
Senior secured debt	$428,817	35.7%	$479,214	31.0%
Subordinated debt
Secured	351,425	29.2	522,742	33.9
Unsecured	28,081	2.3	32,189	2.1

Total debt investments	808,323	67.2	1,034,145	67.0

Equity investments
Preferred equity	339,576	28.2	447,229	28.9
Common/Common equivalents equity	55,249	4.6	63,716	4.1

Total equity investments	394,825	32.8	510,945	33.0

Total investments(a)	$1,203,148	100.0%	$1,545,090	100.0%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both December 31, 2008 and December 31, 2007.

Our debt instruments bear contractual variable interest rates ranging from 3.7% to 16.6%, a portion of which may be deferred. As of December 31, 2008, approximately 58.8% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and 41.2% of the fair value of our loan portfolio was at fixed rates. As of December 31, 2008, approximately 50.0% of our loan portfolio at fair value had floors ranging from 1.5% to 3.0% of the LIBOR base index. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:

	December 31, 2008(a)		December 31, 2007(a)
(dollars in thousands)	Investments at Fair Value	Percent of Loan Portfolio	Investments at Fair Value	Percent of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$695	0.09%	$28	—%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$695	0.09%	$28	—%

Loans on non-accrual status(b)
0 to 90 days past due	$38,619	4.77%	$67,378	6.52%
Greater than 90 days past due	695	0.09	28	—

Total loans on non-accrual status(b)	$39,314	4.86%	$67,406	6.52%

(a)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both December 31, 2008 and December 31, 2007.
(b)

The $28.1 million decrease from December 31, 2007 to December 31, 2008 primarily resulted from $25.2 million of unrealized depreciation on loans to Cleartel Communications, Inc., an $11.6 million decrease resulting from the sale of Working Mother Media, Inc., and $2.0 million of decreases in the fair value of loans that were on non-accrual status as of December 31, 2007. In addition, the conversion of certain debt in TNR Entertainment Corp. to equity in TNR Holdings Corp., resulted in a $25.8 million reduction in non-accrual loans. These decreases were partially offset by the placement of $36.5 million of other loans on non-accrual status, including $28.0 million of loans made to portfolio companies in the broadcasting industry.

The following table summarizes our investment portfolio by industry at cost:

	December 31, 2008		December 31, 2007
(dollars in thousands)	Investments at Cost(b)	Percent of Total Portfolio	Investments at Cost(b)	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$335,279	22.8%	$323,726	20.7%
Communications—other	23,227	1.6	39,872	2.6
Healthcare	133,706	9.1	140,168	9.0
Cable	115,824	7.9	111,017	7.1
Food services	82,119	5.6	74,342	4.8
Business services	93,668	6.4	88,459	5.7
Logistics	51,885	3.5	61,654	3.9
Broadcasting	78,918	5.4	87,988	5.6
Plastic products	84,484	5.7	78,927	5.0
Electronics	41,959	2.9	39,889	2.6
Sporting goods	32,898	2.2	31,396	2.0
Technology	8,995	0.6	8,444	0.5
Publishing	39,416	2.7	64,962	4.2
Laboratory instruments	33,906	2.3	53,732	3.4
Auto parts	31,073	2.1	34,361	2.2
Education	11,994	0.8	23,775	1.5
Entertainment	49,385	3.4	51,503	3.3
Home furnishings	48,631	3.3	52,256	3.3
Industrial products	26,464	1.8	26,723	1.7
Consumer products	36,341	2.5	37,832	2.4
Insurance	23,251	1.6	22,410	1.4
Leisure activities	13,816	0.9	13,611	0.9
Information services	17,410	1.2	34,768	2.2
Other media	20,983	1.4	20,927	1.3
Other(a)	34,491	2.3	41,659	2.7

Total	$1,470,123	100.0%	$1,564,401	100.0%

(a)	No individual industry within this category exceeds 1%.
(b)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both December 31, 2008 and December 31, 2007.

The following table summarizes our investment portfolio by industry at fair value:

	December 31, 2008		December 31, 2007
(dollars in thousands)	Investments at Fair Value(b)	Percent of Total Portfolio	Investments at Fair Value(b)	Percent of Total Portfolio
Telecommunications—CLEC	$173,789	14.4%	$255,483	16.5%
Communications—other	17,403	1.5	39,789	2.6
Healthcare	123,589	10.3	136,496	8.8
Cable	119,134	9.9	114,958	7.4
Food services	81,935	6.8	79,471	5.1
Business services	77,213	6.4	87,327	5.7
Logistics	66,950	5.6	70,005	4.5
Broadcasting	66,401	5.5	88,105	5.7
Plastic products	45,317	3.8	81,122	5.3
Electronics	42,018	3.5	40,521	2.6
Sporting goods	36,531	3.0	46,959	3.0
Technology	35,980	3.0	34,067	2.2
Laboratory instruments	35,054	2.9	54,527	3.5
Publishing	34,743	2.9	59,538	3.9
Auto parts	31,010	2.6	34,393	2.2
Education	29,062	2.4	31,967	2.1
Entertainment	28,268	2.4	42,676	2.8
Home furnishings	27,899	2.3	49,255	3.2
Industrial products	26,246	2.2	26,723	1.7
Consumer products	22,855	1.9	38,027	2.5
Insurance	21,258	1.8	22,410	1.5
Leisure activities	13,816	1.2	13,611	0.9
Information services	13,618	1.1	37,465	2.4
Other media	11,940	1.0	20,092	1.3
Other(a)	21,119	1.6	40,103	2.6

Total	$1,203,148	100.0%	$1,545,090	100.0%

(a)	No individual industry within this category exceeds 1%.
(b)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both December 31, 2008 and December 31, 2007.

During 2007, we granted an option to a private equity firm to put an additional 34% of the common stock of Total Sleep Holdings, Inc., to us for $1.0 million. This put option was exercised in December 2008. As of December 31, 2007, we included the $1.0 million fair value of this put option in other liabilities on our Consolidated Balance Sheet. No other put options were issued or outstanding during 2008.

During 2008, we entered into two interest rate swaps expiring in November 2010 for notional amounts of $16.0 million and $8.0 million at interest rates of 10.0% and 14.0%, respectively. As of December 31, 2008, we included the $1.0 million fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets. No other interest rate swaps were issued or outstanding during 2008. During 2008, we reported changes in the fair value of these interest rate swaps in net unrealized (depreciation) appreciation on investments on our Consolidated Statement of Operations.

NOTE 4—FAIR VALUE MEASUREMENT

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheet and by SFAS 157 hierarchy:

	As of December 31, 2008
(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Consolidated Balance Sheet
Assets
Investments:
Non-affiliate investments	$56	$6,485	$577,795	$584,336
Affiliate investments	—	427	55,699	56,126
Control investments	—	—	562,686	562,686

Total assets reported at fair value	$56	$6,912	$1,196,180	$1,203,148

Liabilities
Interest rate swaps(a)	$—	$(973)	$—	$(973)

Total liabilities reported at fair value	$—	$(973)	$—	$(973)

(a)

Represents two interest rate swaps on loans used as collateral on a securitized borrowing. The fair value of the interest rate swaps is included in other liabilities on our Consolidated Balance Sheets.

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

•

Majority-Owned Control Investments—Majority-owned control investments, which comprise 45.1% of our investment portfolio, represent equity and debt securities in which we own the majority of the voting interest of a portfolio company and generally control its board of directors. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority Owned Control Investments and Non-Control Investments—Non-majority owned control investments, which comprise 1.6% of our investment portfolio, represent debt and equity securities that we own 25% to 50% of the portfolio company’s equity. Non-control investments, which comprise 53.3% of our investment portfolio, represent affiliate and non-affiliate debt and equity securities for which we do not have a controlling interest. Quoted prices are not available for 98.9% of our non-control investments, which represent 52.7% of our investment portfolio. For our non-majority owned equity investments and our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-majority owned control debt investments and non-control debt investments, we estimate fair value using a yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange, including broadly syndicated securities, at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of December 31, 2008, these securities represented 0.6% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses consider key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional support for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that has a fair value in excess of $5.0 million. Over the last four quarters, independent valuation firms performed independent valuations or reviewed valuations of 51 portfolio companies, representing $1.2 billion, or 99.0%, of the fair value of our total portfolio investments and $390.4 million, or 98.9%, of the fair value of our equity portfolio investments. The majority of the valuations used by the independent valuation firms utilize proprietary models and inputs. We intend to continue to use independent valuation firms to provide additional support for our internal analyses each year. Our board of directors considers our valuations, as well as the independent valuations and reviews, in its determination of the fair value of our investments. The fair value of our interest rate swap is based on a binding broker quote, which is based on the estimated net present value of the future cash flows using a forward interest rate yield-curve in effect as of the measurement period.

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

The following table provides a reconciliation of fair value changes during 2008 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments		Total
Fair value as of December 31, 2007(a)	$689,181	$74,904	$759,251	(a)(b)	$1,523,336	(a)(b)
Realized/unrealized (losses) gains(b)	(37,908)	6,080	(211,559	)(a)(b)	(243,387	)(a)(b)
Purchases, issuances and settlements, net	(73,478)	(25,285)	14,994		(83,769)
Transfers in (out) of Level 3	—	—	—		—

Fair value as of December 31, 2008	$577,795	$55,699	$562,686		$1,196,180

Change in unrealized (losses) gains related to financial instruments held at December 31, 2008(c)	$(43,252)	$6,080	$(197,833	)(a)	$(235,005	)(a)

(a)

Includes a call option with a fair value of $419 to Crystal Media that we included in other liabilities on our Consolidated Balance Sheet as of December 31, 2007. This option was exercised during the first quarter of 2008. See Note 3—Investment Portfolio for additional information.

(b)

Includes a put option with a $1,000 fair value that we included in other liabilities on our Consolidated Balance Sheet as of December 31, 2007. This option was exercised December 2008. See Note 3—Investment Portfolio for additional information.

(c)	We report unrealized (losses) and gains on our Consolidated Statements of Operations, under the caption “Net unrealized (depreciation) appreciation on investments.”

NOTE 5—CONCENTRATIONS OF INVESTMENT RISK

Investments in Communications Portfolio Companies

As of December 31, 2008, approximately 15.9% of the fair value of our investment portfolio was composed of investments in the communications industry, including 14.4% invested in competitive local exchange carriers, or CLECs, and 1.5% invested in other communications companies, including a rural local exchange carrier, an international telecommunications service provider, a paging service and a telecommunications tower company. As of December 31, 2007, approximately 19.1% of the fair value of our investment portfolio was composed of investments in the communications industry, including 16.5% invested in CLECs and 2.6% invested in other communications companies. During 2008, our portfolio companies in the communications industry contributed $15.5 million, or 11.5%, of our total revenues. During 2007, these companies in the communications industry contributed $39.9 million, or 21.3%, of our total revenues.

Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment. As of December 31, 2008, the fair value of our investment in Broadview represented $139.3 million, or 11.6%, of the fair value of our investment portfolio. During 2008, our investment in Broadview contributed $8.0 million, or 5.9%, of our total revenues. During 2007, our investment in Broadview contributed $29.8 million, or 15.9%, of our total revenues. During the second quarter of 2008 we determined that our fair value for Broadview equaled the enterprise value for that company. As a result, beginning in the quarter ended June 2008, we ceased to accrete dividends on this investment, which resulted in a $21.8 million decrease in revenues contributed by Broadview in 2008 compared to 2007. Our ability to recognize income from our preferred stock investment in Broadview in future periods depends on the performance and value of Broadview. Broadview continues to perform in accordance with our expectations. However, we currently do not expect to accrue any further dividends on our Broadview investment.

Investments in Healthcare Portfolio Companies

As of December 31, 2008 and 2007, approximately 10.3% and 8.8%, respectively, of the fair value of our investment portfolio was composed of investments in the healthcare industry. During the years ended December 31, 2008 and 2007, our investments in the healthcare industry contributed $15.2 million and $15.0 million, respectively, which represent 11.2% and 8.0%, respectively, of our total revenues.

NOTE 6—BORROWINGS

The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, LP, a wholly owned subsidiary, as an SBIC, under the Small Business Investment Act of 1958, as amended.

		December 31, 2008		December 31, 2007
(dollars in thousands)	Maturity Date	Potential Maximum Borrowing	Amount Outstanding	Potential Maximum Borrowing	Amount Outstanding
Unsecured Notes	October 2010	$50,000	$50,000	$50,000	$50,000
Unsecured Notes	October 2012	25,000	25,000	25,000	25,000

Commercial Loan Trust 2006-2	August 2008	—	—	200,000	136,422

Commercial Loan Funding Trust Facility
Class A Variable Funding Certificate	November 2010(a)	218,750	162,219	218,750	113,213
Class B Variable Funding Certificate	November 2010(a)	31,250	24,950	31,250	8,300

Term Securitizations
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	45,100
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	40,000	45,000	45,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	37,380	47,500	47,500

Unsecured Revolving Line of Credit(d) (SunTrust Revolver)	May 2009	70,000	44,500	—	—

Revolving Unsecured Credit Facility	May 2008	—	—	100,000	30,500

SBIC (Maximum borrowing potential)(e)	(f)	130,000	2,600	100,000	—

Total borrowings		$917,500	$636,649	$1,117,500	$751,035

(a)

Renewable each April at the lender’s discretion. The lender provided this renewal in February 2009. At that time the final legal maturity became August 2011. In conjunction with additional collateral transferred to this facility in February 2009, the Class B advances were paid in full. See Note 16–Subsequent Events for additional information about this renewal and the repayment of the Class B advances.

(b)

Excludes $5.0 million of notes that we repurchased in December 2008 for $1.6 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(c)

Excludes $10.1 million of notes that we repurchased in December 2008 for $2.4 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process. Subsequently, in January 2009 we purchased an additional $7.5 million of these notes for $2.1 million which will similarly be eliminated from this schedule during the quarter ending March 31, 2009.

(d)	In February 2009, MCG renegotiated this agreement. In part, the borrowing capacity for this facility was reduced from $70.0 million to $35.0 million.
(e)

As of December 31, 2008, we had the potential to borrow up to $130.0 million of SBA guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of December 31, 2008. Based on our funded capital, Solutions Capital I, LP, may, subject to compliance with the SBA’s customary procedures, borrow up to $53.3 million to originate investments. To access the entire $130.0 million that has been approved and committed by the SBA, we would have had to fund an additional $46.4 million. Subsequently, in February 2009, the American Recovery and Investment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to SBIC companies to up to $150 million.

(f)

We may originate new borrowings through September 2012. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

Each of our credit facilities has certain collateral requirements and/or financial covenants. As of December 31, 2008, two of these financial covenants required that we maintain a minimum shareholders’ equity of not less than $654 million and that we maintain an asset coverage ratio of not less than 200%, consistent with our BDC asset coverage requirements. Subsequently, on February 26, 2009, we amended certain of our borrowing facilities, which, in part, reduced the most restrictive of our minimum net worth covenants to $525 million, retroactive to December 31, 2008. See Note 16—Subsequent Events for additional information about the amendments to our borrowing facilities.

As of December 31, 2008, our ratio of total assets to total borrowings and other senior securities was 201%. Based on our December 31, 2008 balances of total assets, total borrowings and other securities as of December 31, 2008, we had $60.9 million of additional borrowing capacity before falling below the minimum BDC asset coverage requirement, including $53.3 million of the funded borrowings capacity of our SBIC. Debt issued by our SBIC is excluded from the total borrowings used to calculate our asset coverage ratio. Based on our preliminary balances of total assets, total borrowings and other securities as of March 3, 2009, we had approximately $83.3 million of cushion under our BDC asset coverage requirement. We expect this figure will improve as we complete additional monetizations of our investment portfolio.

We fund all of our debt facilities, except the Unsecured Revolving Line of Credit and the Unsecured Notes through our bankruptcy remote, special-purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. Some of our debt facilities contain cross-default provisions, whereby a default under one of our debt facilities could constitute a default under other debt facilities. We continue to service the portfolio investments that are used as collateral in our secured borrowing facilities. Additional information about these facilities is provided below.

Unsecured Notes. In October 2005, we issued $50.0 million of unsecured notes, at a fixed interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of unsecured notes at a fixed interest rate of 6.71% per annum. Both of these tranches are five-year notes that require semi-annual interest payments. We issued these notes through private placements with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent. Subsequently, in February 2009, these notes were amended, in part, to obtain relief from certain of our covenants; increase the interest rates on the $50 million of notes issued in October 2005 to 8.98%; and increase the interest rate on the $25 million notes issued in October 2007 to 8.96%. See Note 16—Subsequent Events for additional information about the amendment to these notes.

Commercial Loan Trust 2006-2. In May 2006, we established, through MCG Commercial Loan Trust 2006-2, a $200.0 million warehouse credit facility with Merrill Lynch Capital Corporation. The warehouse credit facility originally allowed MCG Commercial Loan Trust 2006-2 to acquire up to $250.0 million of commercial loans with borrowings of up to $200.0 million, subject to certain covenants, concentration limitations and other restrictions. The warehouse credit facility was secured primarily by the assets of MCG Commercial Loan Trust 2006-2, including commercial loans totaling $165.3 million as of December 31, 2007 that we sold to the trust. Under the terms of the credit and warehouse agreement, the loans could be senior secured loans, second lien loans or unsecured loans, subject to certain limitations. We intended to repay this facility with proceeds from a placement of debt in the collateralized loan obligation, or CLO, market. However, due to the severe dislocation that occurred in the CLO market, a CLO transaction was not possible in the near-term.

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

MCG Commercial Loan Funding Trust. We established, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., or SunTrust. The warehouse financing facility, which operates like a revolving credit facility, is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. We must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. We funded this facility through two separate Variable Funding Certificates, or VFCs, including a $218.75 million Class A VFC and a $31.25 million Class B VFC. Advances under the Class A VFC may be up to 70% of eligible collateral. Advances under the Class B VFC may be up to 10% of eligible collateral. As of December 31, 2008 and 2007 there was $259.1 million and $167.4 million, respectively, of collateral under this facility.

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

The next liquidity renewal was scheduled for April 2009. However in February 2009, SunTrust provided its annual renewal of its liquidity facility. In connection with this renewal a number of other changes were made to the terms of the facility agreement including a reduction of the facility borrowing limit to $190 million, an increase in the interest rates for class A advances to commercial paper plus 1.50%, a reduction in certain borrowing covenants and an agreement that we would use 80% of the net proceeds from monetization of collateral in this facility to reduce the facility borrowing limit to $150.0 million. See Note 16—Subsequent Events for additional information about the February 2009 amendment to this facility.

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

All the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $405.8 million and $480.6 million as of December 31, 2008 and 2007, respectively, that the trust purchased from us. We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period ending in April 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

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

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that had previously been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1. As a result of this purchase, we recognized an $11.1 million gain on extinguishment of debt during December 2008. Subsequently, in January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which will result in the recognition of an additional $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009.

Unsecured Revolving Line of Credit. In June 2008, we entered into an agreement, effective May 30, 2008 for a one-year unsecured revolving line of credit facility with a $70.0 million commitment. SunTrust Bank acts as the agent for this facility and SunTrust Robinson Humphrey, Inc. acted as arranger for this facility. SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.; Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million. Advances under this facility bear interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate is less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts. We use this facility for the origination of loans to, and investments in, primarily middle-market companies; repayment of indebtedness; working capital; and other general corporate purposes. The facility is scheduled to mature on May 29, 2009. In February 2009, the Unsecured Revolving Line of Credit agreement was amended to reduce the maximum borrowing limit to $35.0 million, increase the interest rate by 75 basis points and obtain relief from certain of our covenants. See Note 16—Subsequent Events for additional information about the amendment to these notes.

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

SBIC Debentures. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has a license from the SBA to operate as an SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. As of December 31, 2008, the license gave Solutions Capital I, LP the potential to borrow up to $137.1 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for working capital.

To realize the full $130.0 million potential borrowing that we have been approved for under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of December 31, 2008. Based on our current funded capital, Solutions Capital I, LP, may, subject to compliance with the SBA’s customary procedures, borrow up to an additional $53.3 million to originate new investments. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $46.4 million. Subject to the SBA’s approval and commitment, we would have had to fund a total of $49.9 to access the full $137.1 million available under this program as of December 31, 2008. As of December 31, 2008, we had $27.8 million of investments in the SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. Currently, none of our outstanding borrowings are subject to the interim rate. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of December 31, 2008, the SBIC had $2.6 million outstanding at a fixed rate of 6.44%, which is based on a 3.80% treasury rate as of September 24, 2008 plus a 264 basis-point spread.

In October 2008, we received exemptive relief from the Securities and Exchange Commission, or SEC, which allows us to exclude debt issued by Solutions Capital I, LP from the calculation of our consolidated BDC asset coverage ratio.

The following table summarizes repayments based on the contractual principal collections of the outstanding loans that comprise the collateral, where applicable. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

	December 31, 2008
(in thousands)	Debt with Recourse	Debt without Recourse	Total(a)
2009	$44,500	$—	$44,500
2010	50,000	187,169	237,169
2011	—	—	—
2012	25,000	—	25,000
2013	—	—	—
Thereafter(b)	2,600	327,380	329,980

Total	$122,100	$514,549	$636,649

(a)	See Note 16—Subsequent Events for changes in our repayment commitments that occurred after December 31, 2008.
(b)	Recourse on Solutions Capital I, LP’s outstanding debt is limited to MCG’s commitment of $65 million. As of December 31, 2008, we had $2.6 million of debt outstanding.

The following table summarizes our outstanding borrowings, by interest rate benchmark:

	December 31,
(in thousands)	2008	2007
Interest rate benchmark
LIBOR	$371,880	$554,522
Commercial paper rate	187,169	121,513
Fixed rate	77,600	75,000

Total borrowings	$636,649	$751,035

NOTE 7—CAPITAL STOCK

We have one class of common stock and one class of preferred stock authorized. Our board of directors is authorized to provide for the issuance of shares of preferred stock in one or more series; establish the number of shares to be included in each such series; and to establish the designations, voting powers, preferences and rights of the shares of each such series, and any qualifications, limitations or restrictions thereof subject to the 1940 Act.

In 2008, we raised $57.7 million of net proceeds by issuing 9.5 million shares of newly issued common stock in a rights offering (see Stockholders’ Rights Offering below). In 2007, MCG raised $94.5 million of net proceeds by selling 6.0 million shares of newly issued common stock. The following table summarizes MCG’s distributions declared since January 1, 2007:

Date Declared	Record Date	Payment Date	Amount
May 6, 2008	June 30, 2008	July 30, 2008	0.27
February 22, 2008	March 12, 2008	April 29, 2008	0.44
October 25, 2007	November 21, 2007	January 30, 2008	0.44
July 26, 2007	August 23, 2007	October 30, 2007	0.44
April 17, 2007	May 24, 2007	July 30, 2007	0.44
February 15, 2007	March 15, 2007	April 27, 2007	0.44

STOCKHOLDERS’ RIGHTS OFFERING

On March 28, 2008, we issued transferable rights to our stockholders of record to subscribe for up to 9.5 million shares of our common stock. Stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights entitled holders to purchase one new share of common stock for every right held. When the rights expired on April 18, 2008, the rights offering was oversubscribed by 67%, which resulted in the issuance of all 9.5 million shares of our common stock. The subscription price for the rights offering was $6.36 per share, or 88% of the volume-weighted average sales price, or VWAP, of our common stock on the NASDAQ Global Select Market on the five trading days ending on the expiration date. The VWAP was $7.23 per share. Estimated net proceeds after payment of dealer-manager fees and before other offering expenses totaled $57.7 million, which we used to make investments in middle-market companies, repay indebtedness, provide working capital and for other corporate purposes. See Note 12—(Loss) Earnings Per Share for additional details regarding this rights offering.

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

NOTE 8—EMPLOYEE BENEFIT PLANS

All full-time employees, and those part-time employees who work at least 1,000 hours per year, are eligible to participate in a contributory employee savings plan that we sponsor under Section 401(k) of the Internal Revenue Code, or 401(k) Plan. Eligible employees may participate in the 401(k) Plan beginning on the first day of the calendar quarter following their respective date of hire. We match a portion of the contribution made by employees to the 401(k) Plan, based upon a percent of defined compensation. During the years ended December 31, 2008, 2007 and 2006, we incurred $304,000, $268,000 and $236,000, respectively, of expenses related to the 401(k) Plan.

We have also created a deferred compensation plan for certain executives that allows them to defer a portion of their salary and bonuses to an unfunded deferred compensation plan that we manage. Contributions to the deferred compensation plan earn interest at a rate of 2.00% over our internal cost of funds rate, as defined by the plan. During December 31, 2008, 2007 and 2006, we incurred $62,000, $51,000 and $46,000, respectively, of expenses related to our deferred compensation plan.

NOTE 9—SHARE BASED COMPENSATION

Employee Share-Based Compensation

From time to time, we award shares of restricted common stock to employees under the Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, which our shareholders approved in June 2006. Under the terms of the 2006 Plan, we may issue up to 3,500,000 shares of common stock to employees. Shares of restricted common stock awarded under the 2006 Plan may be subject to the employees’ meeting service, performance, or market conditions specified at the time of award. The award date is the date on which the awards are awarded by the Compensation Committee of the board of directors, while the fair value of the respective stock award is based on the closing price of our common stock on the NASDAQ Global Select Market on the award date. We amortize restricted stock awards on a straight-line basis over the requisite service period and report this expense as amortization of employee restricted stock awards on our Consolidated Statements of Operations.

During 2008, we issued 1,336,000 shares of restricted stock under the 2006 Plan, with a weighted-average fair value per share of stock on the award date of $4.99. These awards included 648,000 shares of restricted stock awarded under the 2006 Plan, as part of the MCG Capital 2008 Retention Program, or the Retention Program, (see Note 10—Corporate Restructuring) with a weighted-average fair value per of common stock of $3.58.

The forfeiture provision for the shares of restricted stock issued under the Retention Program will lapse on a cliff basis in March 2011. The forfeiture provisions for the other shares of restricted common stock awarded in 2008 lapse ratably over the three- or four-year period set forth in the respective award agreements.

The following table summarizes shares of restricted stock awarded under the 2006 Plan during the three years ended December 31, 2008:

Year			Number of Shares
Awarded	Forfeiture Provision Expire	Basis for Forfeiture Provisions	Awarded	Forfeiture Provisions Lapsed	Forfeited	Outstanding as of December 31, 2008
2008	2011	Service	898,000	(8,000)	(150,000)	740,000	(b)
2008	2012	Service	438,000	(73,000)	(88,000)	277,000
2007	2011	Service	836,000	(429,000)	(110,000)	297,000
2007	2008	Service and Performance	100,000	(88,000)	—	12,000	(a)
2006	2006	Service	83,000	(83,000)	—	—
2006	2008	Service	100,000	(100,000)	—	—
2006	2009	Service	300,000	(208,000)	—	92,000

Total shares			2,755,000	(989,000)	(348,000)	1,418,000

(a)	Represents performance shares in trust.
(b)	Includes 648,000 shares of restricted common stock awarded as part of the Retention Program.

During the years ended December 31, 2008, 2007 and 2006, we recognized $6.9 million, $9.3 million and $4.5 million, respectively, of compensation expense related to share-based compensation awards, including $0.1 million, $0.3 million and $1.0 million, respectively, of dividends paid on shares securing non-recourse employee loans. In addition, during 2008, we recorded $0.1 million of amortization of restricted stock awards as restructuring expense. As of December 31, 2008, all the restricted share awards for which forfeiture provisions have not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. We record dividends paid on restricted shares of common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on restricted shares for which forfeiture provisions are not expected to lapse to compensation expense. During the years ended December 31, 2008 and 2007, all dividends paid on restricted stock were charged to retained earnings except for dividends paid on shares securing non-recourse employee loans, because we expect the forfeiture provisions will lapse for all such shares. As of December 31, 2008, we had $11.2 million of unrecognized compensation cost related to restricted stock awarded to employees. We will recognize these costs over the remaining weighted-average requisite service period of 2.3 years.

Non-Employee Director Share Based Compensation

During June 2006, our stockholders approved the Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or the 2006 Non-Employee Plan, under which we may issue up to 100,000 shares of common stock. During the years ended December 31, 2008, 2007 and 2006, we awarded 15,000, 20,000 and 25,000, respectively, restricted shares of common stock under the 2006 Non-Employee Plan to certain non-employee directors with a weighted-average fair value per share of common stock on the award date of $7.08, $16.69 and $15.12, respectively, to certain non-employee directors. Forfeiture provisions will lapse with respect to these restricted shares annually each March 31 through 2011. During the years ended December 31, 2008, 2007 and 2006, we recognized $0.3 million, $0.2 million and $0.1 million, respectively, of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of December 31, 2008, we had $0.2 million of unrecognized compensation cost related to restricted stock awarded to non-employee directors. We expect to recognize over the remaining weighted-average requisite service period of 1.5-years.

Summary of Employee and Non-Employee Director Share-Based Compensation

The following table summarizes our restricted stock award activity during 2008:

	Shares	Weighted-Average Award Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2007	928,000	$18.65
Awarded	1,351,000	5.02
Not subject to forfeiture provisions	(492,000)	16.40
Forfeited	(336,000)	7.15

Subject to forfeiture provisions as of December 31, 2008(a)	1,451,000	$8.49

(a)	Includes 12,000 performance shares held in trust with a weighted-average award date fair value of $19.37 per share.

NOTE 10—CORPORATE RESTRUCTURING

On August 6, 2008, we reduced our workforce by 27%, including 18 current employees, as well as 10 vacant positions that we otherwise would have filled. As of December 31, 2008, our headcount was 73 employees. The workforce reduction focused primarily on sizing the organization at an appropriate level for our expected near-term objectives. Affected employees received severance packages including severance pay and continuation of benefits. In addition, employees who had previously been awarded shares of restricted common stock will receive continued vesting of this stock over the three- to nine-month periods during which they will receive severance benefits. In total, 22,100 shares of restricted common stock will vest during these employees’ respective severance periods. We are accounting for the vesting of this restricted common stock in accordance with SFAS 123(R).

In addition, as of August 6, 2008, we closed our facility in Atlanta, Georgia, which has a lease term that will expire in February 2013. Subsequently, on December 11, 2008, we sublet this facility for the remaining lease term.

On November 15, 2008, we terminated, at minimal cost, our obligation for a portion of our facility in Arlington, Virginia. We are also seeking to sublet a portion of our facility in Richmond, Virginia. As of December 31, 2008, we continued to use the Richmond facility and did not have a firm expectation if, or when, we would cease to use this facility. As a result, no restructuring charges have been reflected for our Richmond facility.

During 2008, we incurred $1.3 million of restructuring expenses, which are included in general and administrative expense on our Consolidated Statements of Operations. We are accounting for these costs in accordance with SFAS 146—Accounting for Costs Associated with Exit or Disposal Activities.

The following table summarizes the restructuring charges recognized during 2008:

(In thousands)	Year ended December 31, 2008
Severance benefits	$993
Facility closure	272
Other	38

Total restructuring charges	$1,303

We included liabilities associated with our restructuring in other liabilities on our Consolidated Balance Sheets. The following table summarizes changes in the balance of our restructuring liabilities from January 1, 2008 through December 31, 2008:

	Year ended December 31, 2008
(In thousands)	Severance Benefits(a)	Facility Closure(b)	Total
Balance as of January 1, 2008	$—	$—	$—
Additions	859	228	1,087
Cash payments	(592)	(35)	(627)
Accretion	5	1	6

Balance as of December 31, 2008	$272	$194	$466

(a)

Includes the cost of severance and continuation of benefits. In addition, includes share-based compensation expenses associated with the lapsing of forfeiture restrictions associated with restricted stock awards for affected employees. In total, the forfeiture provisions on 22,100 shares of restricted stock will lapse over the employees’ respective three- to six-month vesting periods.

(b)

Includes $0.4 million of lease payments, partially offset by $0.2 million of sublease payments, which represents the present value of the future cash flows from facilities vacated as part of the corporate restructuring, as well as $0.1 million of fees incurred to sublet these facilities.

NOTE 11—INCOME TAXES

As a RIC, we are taxed under Subchapter M of the Internal Revenue Code. As such, our income generally is not taxable to the extent we distribute it to stockholders and we meet certain qualification tests as outlined in the Internal Revenue Code. However, income from certain investments owned by our wholly owned subsidiaries is subject to federal, state and local income taxes. We have met our estimated distribution requirements as a regulated investment company for 2008.

We use the asset and liability method to account for our taxable subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the years ended December 31, 2008, 2007 and 2006, we recorded income tax provisions of $0.8 million, $2.4 million and $2.7 million, respectively, which were attributable primarily to unrealized gains on investments held by our subsidiaries.

From December 2001 through December 31, 2008, we declared $11.78 of distributions per share. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

Historically, we declared dividends that we paid the following quarter. The following table summarizes the dividends that we declared and paid during the three years ended December 31, 2008.

	Dividends per share
	Declared	Paid
Years ended December 31,
2008	$0.71	$1.15
2007	1.76	1.74
2006	1.68	1.68

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, capital gains or a combination thereof. Distributions per common share for the years ended December 31, 2008, 2007, and 2006 were taxable as follows:

	Years Ended December 31,
	2008		2007		2006
	$/Share	% of Total	$/Share	% of Total	$/Share	% of Total
Dividends declared during the year	$0.71		$1.76		$1.68
Dividends declared in 2008 but treated as taxable in 2009 as required by the Internal Revenue Code	—		—		—
Dividends declared in 2007 but treated as taxable in 2008 as required by the Internal Revenue Code	0.44		(0.44)		—
Dividends declared in 2005 but treated as taxable in 2006 as required by the Internal Revenue Code	—		—		0.42
Dividends declared in 2006 but treated as taxable in 2007 as required by the Internal Revenue Code	—		0.42		(0.42)

Dividends paid for tax purposes	$1.15		$1.74		$1.68

Dividends declared on tax Form 1099-DIV
Ordinary income (a)	$—	—%	$1.52	87.4%	$1.01	60.1%
Long-term capital gains(a)	0.02	1.7	0.22	12.6	—	—
Return of capital (b)	1.13	98.3	—	—	0.67	39.9

Total reported on tax Form 1099-DIV	$1.15	100.0%	$1.74	100.0%	$1.68	100.0%

(a)

For 2008, 2007, and 2006, ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and long-term capital gains are reported on Form 1099-DIV in various sub-categories that have differing tax treatments to shareholders. Those sub-categories have not been shown herein.

(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

On a tax basis, distributions in 2008 were composed of a $76.7 million return of capital and $1.4 million of long-term capital gains; distributions in 2007 were composed of $92.5 million of ordinary income and $13.4 million of long-term capital gains; and distributions in 2006 were composed of $53.0 million of ordinary income and $35.2 million of return of capital.

Taxable income differs from net income recognized in accordance with GAAP, because of temporary and permanent differences in income and expense recognition. Taxable income generally excludes unrealized gains and losses from appreciation or depreciation of our investments, which are included in GAAP net income. Further, amounts recognized for financial reporting purposes may differ from amounts included in taxable income due to the accrued dividends on preferred stock, which increases the book basis but not the tax basis of our investments, and non-accrual interest on loans, which increases tax basis but not book basis. The following table summarizes the cost, as well as the unrealized appreciation and depreciation for federal income tax purposes as of December 31, 2008 and December 31, 2007:

	December 31,
(in thousands)	2008	2007
Cost for federal income tax purposes	$1,413,241	$1,521,625

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	85,754	134,089
Book to tax differences	91,770	75,614

Gross unrealized appreciation—tax basis	177,524	209,703

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(352,729)	(153,400)
Book to tax differences	(34,888)	(32,838)

Gross unrealized depreciation—tax basis	(387,617)	(186,238)

Net unrealized (depreciation) appreciation—tax basis	(210,093)	23,465

Total investments at fair value (GAAP)	$1,203,148	$1,545,090

The following table is a reconciliation of GAAP net income to taxable net (loss) income for the years ended December 31, 2008 and 2007:

	Years ended December 31,
(in thousands)	2008	2007
Net (loss) income	$(191,245)	$86,636
Difference between book and tax losses on investments(a)	(73,272)	(12,186)
Net change in unrealized depreciation on investments not taxable until realized	248,218	34,637
Timing difference related to deductibility of long-term incentive compensation	6,642	4,207
Taxable interest (loss) income on non-accrual loans(b)	2,051	17,040
Dividend income accrued for GAAP purposes that is not yet taxable	(19,972)	(49,390)
Distributions from taxable subsidiaries	483	24,395
Federal tax provision	789	1,864
Other, net	4,181	(1,051)

Taxable (loss) income before deductions for distributions	$(22,125)	$106,152

(a)	Results for 2008 primarily reflect the write-off, for tax purposes, of the common stock of Cleartel.
(b)

Results for 2008 reflect the reversal of interest that we previously recognized on non-accrual loans of a portfolio investment that we liquidated. We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

In December 2007, we received an examination report from the IRS. See Note 13—Commitments and Contingencies for information about that report.

NOTE 12—(LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Numerator:
Net (loss) income	$(191,245)	$86,636	$100,949

Denominator:
Basic weighted-average shares outstanding	71,162	61,310	54,227
Adjustment for bonus element of rights offering	1,092	3,188	2,820

Basic weighted-average shares outstanding	72,254	64,498	57,047

Dilutive effect of restricted stock on which forfeiture provisions have not lapsed	—	9	37

Diluted average shares outstanding	72,254	64,507	57,084

(Loss) earnings per share:
Basic	$(2.65)	$1.34	$1.77
Diluted	$(2.65)	$1.34	$1.77

We issued transferable rights to stockholders of record on March 28, 2008. The rights entitled rights holders to subscribe for an aggregate of 9.5 million shares of our common stock. Record date stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every right held. The subscription price equaled 88% of the VWAP of our common stock on the NASDAQ Global Select Market during the five trading days ended April 18, 2008. We issued all 9.5 million shares of common stock on April 29, 2008 at a subscription price of $6.36 per share. The market price of our common stock was $9.92 per share on March 25, 2008, which was the last day that our common stock and the rights were traded together. Since the $6.36 per share subscription price of common stock issued under the rights offering was lower than the $9.92 per share market price on March 25, 2008, the rights offering contained a bonus element. Accordingly, as required by SFAS 128, we retroactively increased the weighted-average number of shares of common stock outstanding used to compute basic and diluted earnings per share by a factor of 1.052 for all historical periods prior to April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). This factor represents the impact of the bonus element of the rights offering on our common stock. For additional information about the rights offering see Note 7—Capital Stock.

We use the treasury stock method to calculate diluted earnings per share. We include performance-based restricted stock in our calculation of diluted earnings per share when we believe it is probable the performance criteria will be met and the forfeiture provisions have not lapsed.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Tax Reviews

We are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations.

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful. If our appeal is not successful, we could be subject to up to $16.5 million of additional taxes, interest and penalties. If, in the future, we believe it is more likely than not that we will not prevail, we would accrue the estimated amounts due. In the event that our appeal is unsuccessful, we also could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions.

Financial Instruments

During the normal course of business, we are party to certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments. We conduct extensive due diligence and, when appropriate, obtain collateral to limit our credit risk. Generally, these commitments have fixed expiration dates or other termination clauses, which may require payment of a fee by the counterparty. We expect many commitments will expire unused; therefore, the total commitment amounts do not necessarily represent future cash requirements.

In accordance with GAAP, the unused portions of these commitments are not recorded on our Consolidated Balance Sheets. The following table summarizes the nominal dollar balance and the fair value of unused commercial loan commitments, guarantees and standby letters of credit as of December 31, 2008 and 2007:

	As of December 31,
(in thousands)	2008	2007
Unused loan commitments(a)	$43,393	$85,381

Guarantees	5,833	7,238

Standby letters of credit	97	292

(a)

Estimated fair value of unused loan commitments as of December 31, 2008 and 2007 was $0.2 million and $0.4 million, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties.

We currently have three guarantees totaling $5.8 million. Two guarantees relate to Cleartel in the amounts of $3.0 million and $2.0 million for third party debt and a telecommunications service provider, respectively, for which we consider the credit risk to be remote. The last guarantee in the amount of $833,000 for Working Mother Media, Inc., will expire on April 30, 2009 and we believe that the credit risk for this guarantee is remote. We report off-balance sheet guarantees on our Consolidated Schedules of Investments, as required by the 1940 Act.

Lease Obligations

We lease our headquarters and certain other facilities under non-cancelable operating and capital leases which expire through 2013. We have sublet certain of our facilities to third parties. Future minimum lease payments for non-cancelable leases with terms of one year or more are as follows:

(in thousands)	Lease Commitments	Sublease	Lease Commitments Less Sublease
Year ending December 31,
2009	$2,500	$(253)	$2,247
2010	2,545	(261)	2,284
2011	2,322	(232)	2,090
2012	2,139	(60)	2,079
2013	405	—	405

Total	$9,911	$(806)	$9,105

Certain leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. During the years ended December 31, 2008, 2007 and 2006, our rent expense totaled $2.4 million, $2.0 million and $1.8 million, respectively, which was partially offset by sublease income of $0.2 million, $0.3 million and $0.3 million, respectively.

NOTE 14—FINANCIAL HIGHLIGHTS

Following schedule summarizes financial highlights for the five years ended December 31, 2008:

	Years Ended December 31,
	2008	2007	2006	2005	2004
PER SHARE DATA
Net asset value at beginning of year(a)	$12.73	$12.83	$12.48	$12.22	$11.98

Net (loss) income(b)(c)
Net operating income before investment (losses) gains and provision for income taxes	0.78	1.58	1.47	1.20	1.04
Net change in unrealized (depreciation) appreciation on investments	(3.44)	(0.54)	0.61	(0.03)	0.25
Net realized (losses) gains on investments	(0.13)	0.34	(0.26)	0.18	(0.19)
Gain on extinguishment of debt	0.15	—	—	—	—
Income tax provision	(0.01)	(0.04)	(0.05)	—	—

Net (loss) income	(2.65)	1.34	1.77	1.35	1.10

Net decrease in net assets resulting from distributions
From net investment income	—	(1.41)	(1.01)	(1.27)	(1.15)
From capital gains	—	(0.35)	—	(0.19)	—
From return of capital	(0.71)	—	(0.67)	(0.22)	(0.53)
Effect of stock offerings after record dates(d)	—	0.02	0.12	0.16	0.10
Effect of distributions recorded as compensation expense(b)(c)	—	—	0.02	0.04	0.06

Net decrease in net assets resulting from distributions	(0.71)	(1.74)	(1.54)	(1.48)	(1.52)

Net (decrease) increase in net assets relating to stock-based transactions
Issuance of shares of common stock	(0.50)	2.91	2.45	2.35	3.13
Dilutive effect of restricted stock issuance and restricted stock subject to forfeiture provisions(e)	(0.35)	(2.83)	(2.54)	(2.14)	(2.77)
Net increase in stockholders’ equity from other stock transactions(b)(c)	0.14	0.22	0.21	0.18	0.30

Net (decrease) increase in net assets relating to share issuances	(0.71)	0.30	0.12	0.39	0.66

Net asset value at end of year(a)	$8.66	$12.73	$12.83	$12.48	$12.22

MARKET PRICE PER SHARE AT END OF YEAR	$0.71	$11.59	$20.32	$14.59	$17.13

TOTAL RETURN(f)	(87.75)%	(34.30)%	50.79%	(5.02)%	(3.98)%

SHARES OF COMMON STOCK OUTSTANDING (000)
Weighted-average (diluted)(c)	72,254	64,507	57,084	50,633	43,443
End of year	76,075	65,587	58,694	53,372	45,342

NET ASSETS ($000)
Average	$788,036	$800,127	$680,282	$593,892	$501,041
End of year	$658,911	$834,689	$753,137	$666,087	$554,213
RATIO
Operating expenses to average net assets	10.06%	10.65%	10.40%	9.94%	9.43%
Net operating income to average net assets	7.12%	12.74%	12.30%	10.19%	8.85%

(a)	Based on total shares outstanding.
(b)	Based on weighted-average shares outstanding.
(c)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 7—Capital Stock and Note 12—(Loss) Earnings Per Share in the Notes to Consolidated Financial Statements for additional information about the rights offering and the associated bonus element.

(d)	The effect on distributions of stock offerings after record dates represents the effect on net asset value of issuing additional shares after the record date of a distribution.
(e)	Represents the effects of shares issued during the period and the lapsing of forfeiture provisions on restricted stock on earnings per share.
(f)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price].

NOTE 15—SELECTED QUARTERLY DATA (UNAUDITED)

The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2008. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2008 Quarters				2007 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
INCOME STATEMENT DATA
Revenue	$29,973	$31,296	$31,100	$42,996	$49,707	$47,082	$50,188	$40,142
Net operating income before investment (losses) gains, gain on extinguishment of debt and income tax (benefit) provision	8,860	13,014	12,950	21,266	29,130	24,248	28,494	20,046
Net (loss) income	$(57,297)	$(66,946)	$(69,500)	$2,498	(4,883)	23,019	38,046	30,454

(Loss) earnings per common share— basic and diluted(a)	$(0.77)	$(0.90)	$(0.96)	$0.04	$(0.07)	$0.35	$0.60	$0.50

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING(c)
Basic	74,424	74,296	72,310	67,941	67,825	65,537	63,461	61,086
Diluted	74,424	74,296	72,310	67,941	67,857	65,556	63,527	61,153

(a)

In accordance with SFAS 128—Earnings Per Share, for the purposes of computing the basic and diluted number of shares, we adjusted the number of common shares outstanding prior to April 29, 2008 by a factor of 1.052 to reflect the impact of a bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). See Note 7—Capital Stock and Note 12—(Loss) Earnings Per Share in the Notes to our Consolidated Financial Statements for additional information about the rights offering, the associated bonus element, and its estimated impact on our net asset value per common share. The sum of the per share data may not equal the amount reported for the entire year because of rounding differences and because of the impact of the issuance of 7.5 million shares of common stock issued in April 2008.

NOTE 16—SUBSEQUENT EVENTS

Borrowing Facilities

On February 26, 2009, we amended: our $70.0 million Unsecured Revolving Line of Credit, or SunTrust Revolver; our $250.0 million warehouse facility funded through Three Pillars Funding LLC, or Three Pillars Warehouse; and our $75.0 million in unsecured notes, or Unsecured Notes. The following Sections describe key changes made in each of these amendments.

AMENDED UNSECURED REVOLVING CREDIT AGREEMENT

On February 26, 2009, MCG and the lenders under the our unsecured revolving line of credit with executed an amendment pursuant to which the maximum aggregate amount available under this facility was reduced from $70.0 million to $35.0 million and the interest paid on borrowings under this facility was increased to LIBOR plus 400 basis points from LIBOR plus 275 basis points. As of December 31, 2008, we had $44.5 million outstanding under this facility, of which $9.5 million was repaid on the closing date of the amendment. As of March 3, 2009, we had $60.5 million of unrestricted cash. The amendment also reduced the minimum consolidated stockholders’ equity requirements from $650.0 million prior to December 31, 2008 to $500.0 million plus 50% of the proceeds from any post-amendment date equity issuances for the periods ending as of and after December 31, 2008. In addition, under the amendment we agreed to maintain minimum cash and cash equivalents of $12.5 million at all times and a quarterly cash coverage ratio of not less than 1.25 to 1.00. The facility is scheduled to mature on May 29, 2009 and may be renewed at the lenders’ discretion. Consistent with our strategic plan to selectively monetize assets and deleverage, we are required to direct a portion of any monetization proceeds to pay down debt in the revolving line of credit and our unsecured notes. Up to 60% of the net proceeds of any sale by us of unencumbered investment assets will reduce amounts outstanding under the revolving line of credit and our unsecured notes on a pro rata basis, based on then-outstanding amounts. All asset monetizations are at our sole discretion based upon the economic merits of any proposed transaction. Dividends payable in cash with a declared payment date prior to July 1, 2009 are limited to the minimum amount required for us to maintain our status as a RIC. We may not repurchase or redeem our equity or debt, provided that we may purchase up to $5.0 million of debt from our 2006-1 term securitization facility. We paid the lenders an amendment fee, with each consenting lender receiving 0.50%.

AMENDED WAREHOUSE SALE AND SERVICING AGREEMENT

On February 26, 2009, the lender provided the annual renewal of its liquidity facility that supports our secured warehouse credit facility, MCG Commercial Loan Funding Trust. In connection with this renewal, MCG and the lender agreed to a number of modifications to the warehouse facility terms, including a reduction in the facility borrowing commitment from $250 million to $190 million. As of March 3, 2009, we had $187.2 million outstanding under the facility. We also agreed to contribute approximately $36.6 million of additional collateral to the warehouse facility. The legal final maturity date is now August 2011, subject to contractual terms and conditions. The requirement for a six-month standstill upon non-liquidity renewal has been eliminated. If a new agreement or extension is not executed by February 2010, the warehouse facility enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed through the facility.

The warehouse facility is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the warehouse facility may only look to the collateral to satisfy the outstanding obligations under this facility. The interest rate for Class A advances has been increased to the commercial paper rate plus 2.50%. Class A advances previously bore interest at the commercial paper rate plus 1.50%. The minimum asset coverage ratio that we are required to maintain was reduced from 200% to 180%, effective as of December 31, 2008 and the minimum consolidated stockholders’ equity requirement was reduced from $654.0 million prior to December 31, 2008 to $525.0 million as of December 31, 2008 plus 50% of the proceeds from any post-amendment date equity issuances effective as of and after December 31, 2008. Subject to certain conditions, this covenant amount may be reduced to $500.0 million. Prior to the commencement of any amortization period, we will contribute 80% of net proceeds from monetizations of collateral (pre-amendment amount was 72% of net proceeds) financed in the warehouse facility to reduce the facility borrowing limit, until such limit is reduced to $150.0 million. Additionally, 7.5% of the sale of the first $100.0 million of unencumbered investment assets by us will be used to repay the warehouse facility until such facility is reduced to $150.0 million. We paid to SunTrust Robinson Humphrey, Inc. a facility renewal fee of $2.375 million, or 1.25%.

AMENDED NOTE PURCHASE AGREEMENTS

In February 2009, the terms of the $75.0 million of unsecured notes that we had issued in 2007 and 2005 were amended. In connection with these amendments, MCG and the noteholders agreed to a number of modifications to the terms of the notes, including certain financial covenants. The minimum asset coverage ratio that we are required to maintain has been lowered from 200% to 180% effective as of December 31, 2008. The minimum consolidated stockholders equity requirement was reduced from $642.9 million prior to December 31, 2008 to $500.0 million effective as of and after December 31, 2008. The cross-default provisions were modified so that defaults of indebtedness by certain direct and indirect subsidiaries, including Solutions Capital I, L.P. and the special purpose subsidiaries relating to the 2006-1 term securitization and our secured warehouse credit facility, would not constitute defaults under the notes, as long as we (the parent company) or any other subsidiary that is not a non-recourse financing subsidiary are not liable for the repayment of such indebtedness. The interest rate for the $50.0 million in Series 2005-A Notes due October 11, 2010 increased from 6.73% to 8.98%. The interest rate for the $25.0 million in Series 2007-A Notes due October 3, 2012 increased from 6.71% to 8.96%.

Consistent with our strategic plan to selectively monetize assets and deleverage our balance sheet, the amendments require us to offer to repurchase the unsecured notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased. Until such time as the SunTrust revolving line of credit is paid off, which is expected to be in May 2009, 60% of the cash net proceeds of any sale of unencumbered assets by us will be contractually required to reduce amounts outstanding under the unsecured notes and the revolving line of credit on a pro rata basis, based on then outstanding amounts. Thereafter, we agreed to direct 40% of such net monetization proceeds from unencumbered asset sales as and when such sales occur to the repurchase of the notes, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%. We also agreed to limit the amount of debt from the 2006-1 term securitization and our common stock that we may repurchase. We are permitted to make $2.5 million of debt repurchases from the 2006-1 term securitization for every $5 million in notes we have offered to purchase. Once we have offered to purchase $35 million in unsecured notes, then we may also repurchase $1.0 million in shares of our common stock for every $5.0 million increment of unsecured notes offered to be repurchased provided that the amount of permitted 2006-1 debt repurchases shall be reduced by the amount of any MCG common stock repurchases made. We paid to the holders of the unsecured notes an amendment fee of $375,000, or 0.50%.

Monetizations

In February 2009, we received full repayment of a $21.5 million second lien investment from Dayton Parts Holdings, LLC. Dayton Parts Holdings, LLC is a non-affiliate investment in our investment portfolio. This second lien loan was scheduled to mature in June 2011. This repayment was made at par and was $0.9 million above the fair value we reported at September 30, 2008. We made the original investment in Dayton Parts Holdings, LLC in December 2005.

On February 27, 2009, we sold our equity investment in LMS Intellibound Investors, LLC, or LMS, for $40.5 million and provided debt financing of $20.6 million to support the acquisition of LMS by MSouth Equity Partners, L.P. Our net cash proceeds after providing additional financing were $21.6 million, with an additional $5.0 million of proceeds expected upon completion of the transfer of collateral to our 2006-1 term securitization facility. We expect additional liquidity after syndicating a portion of the loan. In May 2007, we made our original $19.7 million equity investment in, and provided debt financing to, LMS. The cost and fair value of our equity investment in LMS as of September 30, 2008 was $23.1 million and $36.4 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

2.	Internal Control Over Financial Reporting

(a) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

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

Our management, including the supervision and participation of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

(b)	Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting. This report appears on page 67.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We plan to hold our 2009 Annual Meeting of Stockholders, or the 2009 Annual Meeting, on Wednesday, June 17, 2009 in Washington, D.C. Since the date of the 2009 Annual Meeting has been delayed more than 30 days from the anniversary of the 2008 Annual Meeting of Stockholders, stockholder proposals intended to be included in the proxy statement for the 2009 Annual Meeting in accordance with Rule 14a-8 under the Exchange Act, must be received by us no later than March 20, 2009 in order to provide us with reasonable time before we begin to print and mail the proxy statement for the 2009 Annual Meeting.

As set forth in our Current Report on Form 8-K and Amended and Restated Bylaws, each filed with the SEC on December 16, 2008, to be timely, a stockholder intending to (i) make a director nomination or (ii) bring other business at the 2009 Annual Meeting must have first provided the Company advance written notice of such nomination or proposal not earlier than December 24, 2008 (the close of business on the 120th day prior the first anniversary of the 2008 Annual Meeting of Stockholders) and not later than January 23, 2009 (the close of business on the 90th day prior to the first anniversary of 2008 Annual Meeting of Stockholders).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to our directors, nominees for election as directors and executive officers under the headings Election of Directors, Corporate Governance—Our Executive Officers, Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance—Board Committees in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website which is located at www.mcgcapital.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the NASDAQ Global Select Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The discussion under the headings Executive Compensation, Compensation of Directors, Compensation Committee Report and Compensation Committee Interlocks and Insider Participation in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information specified in Item 407(e)(5) of Regulation S-K and set forth in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is not incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The discussion under the heading Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The discussion under the headings Certain Relationships and Related Transactions and Corporate Governance—Board Determination of Independence in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The discussion under the heading Ratification of Selection of Independent Registered Public Accounting Firm in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MCG Capital Corporation

We have audited the consolidated financial statements of MCG Capital Corporation, including the consolidated schedule of investments, as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 5, 2009 (included elsewhere in the Form 10-K). Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

March 5, 2009

Schedule 12-14

MCG Capital Corporation

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

Portfolio Company (in thousands)	Investment(a)	Year Ended December 31, 2008		As of December 31, 2007 Fair Value(f)	Gross Additions(b)	Gross Reductions(c)	As of December 31, 2008 Fair Value(f)
		Amount of Interest or Dividends Credited to Income(e)
Control Investments
Avenue Broadband LLC	Debt	$1,914		$12,922	$697	$—	$13,619
	Preferred Units	1,724		17,236	8,756		25,992
	Warrants to purchase Class B Common Stock	—		—	—	—	—

Broadview Networks Holdings, Inc.	Series A Preferred Stock	3,717		87,986	3,717	(21,037)	70,666
	Series A-1 Preferred Stock	4,289		101,551	4,289	(37,181)	68,659
	Class A Common Stock	—		—	—	—	—

Central Sun Media, Inc.	Class A Common Stock	—		75	—	(75)	—
	Class B Common Stock	—		—	—	—	—

Chesapeake Tower Holdings, LLC	Debt	13		397	3	(400)	—
	Preferred LLC Interest	—		3,139	115	(3,254)	—
	Class A Common LLC Interest	—		—	—	—	—

Cleartel Communications, Inc.	Debt(d)	—		25,230	9,515	(34,745)	—
	Series B Preferred Stock	—		—	—	—	—
	Common Stock	—		—	—	—	—

Coastal Sunbelt, LLC	Debt	3,579		30,800	2,522	(3,080)	30,242
	Preferred LLC Interest	1,568		18,220	1,568	(5,140)	14,648
	Warrants to purchase Class B Common Stock	—		—	—	—	—

Crystal Media Network, LLC	LLC Interest	—		2,641	529	(614)	2,556

GMC Television Broadcasting, LLC	Debt (d)	1,225		27,318	7,063	(6,396)	27,985
	Class B Voting Units	—		10,027	—	(10,027)	—

Intran Media, LLC	Debt	1,102		11,832	586	(3,530)	8,888
	Preferred Units	—		8,260	3,000	(8,208)	3,052

Jet Plastica Investors, LLC	Debt	4,358		26,439	6,213	(2,705)	29,947
	Preferred LLC Interest	650		36,535	649	(37,184)	—

JetBroadband Holdings, LLC	Debt	3,817		23,924	2,644	(991)	25,577
	Preferred Units	—		21,816	—	(5,254)	16,562

JUPR Holdings, Inc.	Debt	298		1,908	140	(2,048)	—
	Series A Preferred Stock	584	(g)	12,908	1,583	(14,491)	—
	Common Stock	—		3,244	4,958	(8,202)	—

LMS Intellibound Investors, LLC	Debt	3,765		40,427	660	(12,982)	28,105
	Preferred Units	2,554		29,578	9,267	—	38,845
	Warrants to purchase Class B Common Stock	—		—	—	—	—

MTP Holding, LLC	Common LLC Interest	—		770	646	(1,388)	28

National Product Services, Inc.	Debt	4,322		17,967	3,496	(11,971)	9,492
	Common Stock	—		—	—	—	—

Orbitel Holdings, LLC	Debt	1,661		15,509	689	(6)	16,192
	Preferred LLC Interest	255		13,526	255	(2,184)	11,597

PremierGarage Holdings, LLC	Debt	844		9,728	642	(2,538)	7,832
	Preferred LLC Units	—		4,683	—	(4,683)	—
	Common LLC Units	—		—	—	—	—

RadioPharmacy Investors, LLC	Debt	2,133		16,433	1,829	—	18,262
	Preferred LLC Interest	—		8,175	—	(4,696)	3,479

Superior Industries Investors, LLC	Debt	2,561		17,530	390	—	17,920
	Preferred Units	1,112		29,429	1,112	(11,930)	18,611

TNR Holdings Corp.	Debt(d)	—		27,469	3,075	(28,836)	1,708
	Series A Preferred Stock	—		3,173	34,770	(12,261)	25,682
	Common Stock	—		—	—	—	—
	Warrants to purchase Common Stock	—		—	—	—	—

Total Sleep Holdings, Inc.	Debt	4,615		25,807	4,099	(3,366)	26,540
	Series A Preferred Stock	93		224	93	(317)	—
	Common Stock	—		—	—	—	—

Working Mother Media, Inc.	Debt(d)	—		11,649	955	(12,604)	—
	Class A Preferred Stock	—		4,185	8,315	(12,500)	—
	Class B Preferred Stock	—		—	—	—	—
	Class C Preferred Stock	—		—	—	—	—
	Common Stock	—		—	—	—	—

Total Control Investments		$52,753		$760,670	$128,840	$(326,824)	$562,686

MCG Capital Corporation

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

Portfolio Company (in thousands)	Investment(a)	Year Ended December 31, 2008	As of December 31, 2007 Fair Value(f)	Gross Additions(b)	Gross Reductions(c)	As of December 31, 2008 Fair Value(f)
		Amount of Interest or Dividends Credited to Income(e)
Affiliate Investments
Advanced Sleep Concepts, Inc.	Debt	$1,748	$11,228	$859	$(2,032)	$10,055
	Series A Preferred Stock	—	—	297	(297)	—
	Common Stock	—	299	—	(299)	—
	Warrants to purchase Common Stock	—	198	—	(198)	—

Cherry Hill Holdings Inc.	Debt	1,286	11,184	1,923	(13,107)	—
	Series A Preferred Stock	56	850	76	(48)	878

Stratford School Holdings, Inc.	Debt	1,966	19,572	5,549	(14,804)	10,317
	Series A Convertible Preferred Stock	120	5,409	7,433	—	12,842
	Warrants to purchase Common Stock	—	1,850	2,053	—	3,903

Sunshine Media Delaware, LLC	Common Stock	—	610	—	(610)	—
	Class A LLC Interest	—	592	—	(592)	—

Velocity Technology Enterprises, Inc.	Debt	1,601	21,612	60	(5,468)	16,204
	Series A Preferred Stock	—	1,500	—	—	1,500

XFone, Inc.	Common Stock	—	2,697	—	(2,278)	419
	Warrants to purchase Common Stock	—	—	8	—	8

Total Affiliate Investments		$6,777	$77,601	$18,258	$(39,733)	$56,126

This schedule should be read in conjunction with our Consolidated Financial Statements, including our Consolidated Schedule of Investments and Notes 3 and 4 to the Consolidated Financial Statements.

(a)

Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Consolidated Schedule of Investments as of December 31, 2008.

(b)

Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(c)

Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(d)	Debt is on non-accrual status as of December 31, 2008, and is therefore considered non-income producing.
(e)

Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

(f)	Concurrent with our January 1, 2008 adoption of SFAS 157, we netted unearned fees against the associated debt investments for both December 31, 2008 and December 31, 2007.
(g)	Cash dividend.
**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are neither consolidated nor accounted for under the equity method of accounting.

Exhibits

The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column

Exhibit No.	Description	Incorporated by Reference			Filed with this 10-K
		Form and SEC File No.	Filing Date with SEC	Exhibit No.
	Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of MCG Capital Corporation	8-K (0-33377)	May 31, 2005	3.1

3.2	Amended and Restated Bylaws of MCG Capital Corporation	8-K (0-33377)	December 16, 2008	3.1

	Instruments Defining the Rights of Security Holders

4.1	Specimen Common Stock Certificate	N-2 (333-64596)	November 1, 2001	99.d.1

4.2	Third Amended and Restated Registration Rights Agreement by and among MCG Capital Corporation and certain stockholders	10-K (0-33377)	April 1, 2002	10.1

	Material Contracts—Purchase, Financing and Credit Agreements

10.1	Corporate Custodial Agreement between MCG Capital Corporation and Riggs Bank, N.A.	10-K (0-33377)	April 1, 2002	10.45

10.2	Amended and Restated Custody Agreement by and between MCG Capital Corporation and Wells Fargo Bank, National Association, dated December 11, 2008				*

10.3	Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust; MCG Capital Corporation; Three Pillars Funding LLC; SunTrust Capital Markets, Inc.; and Wells Fargo Bank, National Association, dated as of November 10, 2004	N-2 (333-121358)	December 17, 2004	99.f.37

10.4	First Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust; MCG Capital Corporation; Three Pillars Funding LLC; SunTrust Capital Markets, Inc.; and Wells Fargo Bank, National Association, dated as of May 2, 2005	10-Q (0-33377)	May 5, 2005	10.74

10.5	Second Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust; MCG Capital Corporation; Three Pillars Funding LLC; SunTrust Capital Markets, Inc.; and Wells Fargo Bank, National Association, dated as of July 29, 2005	10-Q (0-33377)	August 4, 2005	10.76

10.6	Third Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust; MCG Capital Corporation; Three Pillars Funding LLC; SunTrust Capital Markets, Inc.; and Wells Fargo Bank, National Association, dated as of December 7, 2005	8-K (0-33377)	December 13, 2005	10.1

10.7	Fourth Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust; MCG Capital Corporation; Three Pillars Funding LLC; SunTrust Capital Markets, Inc.; and Wells Fargo, National Association, dated as of April 17, 2006	N-2 (333-121669)	May 1, 2006	99.f.23

10.8	Fifth Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust; MCG Capital Corporation; Three Pillars Funding LLC; SunTrust Capital Markets, Inc.; and Wells Fargo, National Association, dated as of February 1, 2007	8-K (0-33377)	February 1, 2007	99.1

10.9	Sixth Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust; MCG Capital Corporation; Three Pillars Funding LLC; SunTrust Capital Markets, Inc.; and Wells Fargo, National Association, dated as of April 3, 2007	8-K (0-33377)	April 4, 2007	99.1

10.10	Seventh Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust; MCG Capital Corporation; Three Pillars Funding LLC; SunTrust Capital Markets, Inc.; and Wells Fargo, National Association, dated as of July 12, 2007	8-K (0-33377)	July 18, 2007	99.1

Exhibit No.	Description	Incorporated by Reference			Filed with this 10-K
		Form and SEC File No.	Filing Date with SEC	Exhibit No.
10.11	Eighth Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust; MCG Capital Corporation; Three Pillars Funding LLC; SunTrust Robinson Humphrey, Inc.; and Wells Fargo, National Association, dated as of November 16, 2007				*

10.12	Ninth Amendment to Sale and Servicing Agreement by and among MCG Commercial Loan Funding Trust; MCG Capital Corporation; Three Pillars Funding LLC; SunTrust Robinson Humphrey, Inc.; and Wells Fargo, National Association, dated as of May 1, 2008	8-K (0-33377)	May 5, 2008	99.1

10.13	Tenth Amendment to Sale and Servicing Agreement, by and among MCG Commercial Loan Funding Trust; MCG Capital Corporation; Three Pillars Funding LLC; SunTrust Robinson Humphrey, Inc.; and Wells Fargo Bank, National Association, dated July 9, 2008	10-Q (0-33377)	October 31, 2008	10.1

10.14	Indenture by and between MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.24

10.15	Collateral Management Agreement, by and between MCG Commercial Loan Trust 2006-1 and MCG Capital Corporation, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.25

10.16	Class A-2 Note Purchase Agreement by and among MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.26

10.17	Class A-3 Note Purchase Agreement, by and among MCG Commercial Loan Trust 2006-1, North Sea Funding Europe Asset Purchasing Company No. 1 B.V. and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.27

10.18	Class A-3 Note Purchase Agreement by and among MCG Commercial Loan Trust 2006-1, Barclays Bank PLC and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.28

10.19	Note Purchase Agreement by and among MCG Capital Corporation and the Purchasers of 6.73% Senior Notes listed therein, dated as of October 11, 2005.	8-K (0-33377)	October 12, 2005	99.1

10.20	Note Purchase Agreement by and among MCG Capital Corporation and the Purchasers of 6.71% Senior Notes listed therein, dated as of October 3, 2007.	8-K (0-33377)	October 9, 2007	99.1

10.21	Revolving Credit Agreement among MCG Capital Corporation; SunTrust Bank; Chevy Chase Bank, F.S.B.; Sovereign Bank and BMO Capital Markets, Inc.; and SunTrust Robinson Humphrey, Inc., dated as of May 30, 2008	8-K (0-33377)	June 5, 2008	99.1

	Material Contracts—Leases

10.22	Deed of Lease by and between Twin Towers II Associates Limited Partnership, as landlord, and MCG Capital Corporation, as tenant, dated as of September 24, 2002	10-Q (0-33377)	November 14, 2002	10.50

10.23	First Amendment to Deed of Lease by and between Twin Towers II Property Associates, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 30, 2006	10-K (0-33377)	March 1, 2007	10.73

10.24	Partial Termination of Deed of Lease by and between 1000-1100 Wilson Owner, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 15, 2008				*

	Material Contracts—Management Contracts and Compensation Plans

10.25#	MCG Capital Corporation Supplemental Non-Qualified Retirement Plan Amended and Restated as of January 1, 2005	10-Q (0-33377)	November 7, 2006	10.70

10.26#	Amendment to the MCG Capital Corporation Supplemental Non-Qualified Retirement Plan, Amended and Restated as of January 1, 2005, dated as of December 30, 2008				*

10.27#	MCG Capital Corporation 401(k) Plan	N-2 (333-64596)	July 5, 2001	99.i.1

10.28#	MCG Capital Corporation Dividend Reinvestment Plan	N-2 (333-64596)	November 1, 2001	99.e

Exhibit No.	Description	Incorporated by Reference			Filed with this 10-K
		Form and SEC File No.	Filing Date with SEC	Exhibit No.
10.29#	Form of Pledge Agreement by and between MCG Capital Corporation and Employee	N-2 (333-64596)	November 6, 2001	99.i.10

10.30#	Form of Partially Non-Recourse Secured for Promissory Note for Employees	N-2 (333-64596)	November 6, 2001	99.i.9

10.31#	MCG Capital Corporation Amended and Restated 2006 Non-Employee Director Restricted Stock Plan	8-K (0-33377)	May 7, 2008	99.2

10.32#	MCG Capital Corporation Amended and Restated 2006 Employee Restricted Stock Plan	8-K (0-33377)	May 7, 2008	99.1

10.33#	Form of Restricted Stock Agreement for Non-Employee Members of the Board of Directors (pursuant to the Amended and Restated 2006 Non-Employee Director Restricted Stock Plan)	10-K (0-33377)	March 1, 2007	10.75

10.34#	Form of Restricted Stock Agreement for Employees (pursuant to the Amended and Restated 2006 Employee Restricted Stock Plan)				*

10.35#	Restricted Stock Agreement by and between MCG Capital Corporation and Robert J. Merrick, dated November 21, 2006				*

10.36#	Restricted Stock Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated November 21, 2006				*

10.37#	Restricted Stock Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated November 21, 2006				*

10.38#	MCG Capital Corporation 2008 Retention Program	10-Q (0-33377)	August 8, 2008	10.3

10.39#	Form of Restricted Stock Agreement for MCG Employees under 2008 Retention Program	10-Q (0-33377)	October 31, 2008	10.3

10.40#	Employment Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated as of September 18, 2006	8-K (0-33377)	September 19, 2006	10.1

10.41#	Amendment to Employment Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated as of December 23, 2008				*

10.42#	Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of September 18, 2006	8-K (0-33377)	September 19, 2006	10.2

10.43#	Amendment to Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of December 31, 2008				*

10.44#	Employment Agreement by and between MCG Capital Corporation and Robert J. Merrick, dated as of September 18, 2006	8-K (0-33377)	September 19, 2006	10.3

10.45#	Amendment to Employment Agreement by and between MCG Capital Corporation and Robert J. Merrick, dated as of December 23, 2008				*

10.46#	Employment Agreement by and between MCG Capital Corporation and Samuel G. Rubenstein, dated as of March 1, 2007	10-K (0-33377)	March 1, 2007	10.74

10.47#	Amendment to Employment Agreement by and between MCG Capital Corporation and Samuel G. Rubenstein, dated as of December 23, 2008				*

10.48#	Amended and Restated Employment Agreement between MCG Capital Corporation and Michael R. McDonnell, dated as of March 5, 2008	8-K (0-33377)	March 7, 2008	10.1

10.49#	Employment Agreement by and between MCG Capital Corporation and Stephen J. Bacica, dated as of October 28, 2008	10-Q (0-33377)	October 31, 2008	10.2

10.50#	Amendment to Employment Agreement by and between MCG Capital Corporation and Stephen J. Bacica, dated as of December 23, 2008				*

	Subsidiaries of the Registrant

21	Subsidiaries of MCG Capital Corporation and Jurisdiction of Incorporation/Organization				*

	Consents of Experts

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				*

Exhibit No.	Description	Incorporated by Reference			Filed with this 10-K
		Form and SEC File No.	Filing Date with SEC	Exhibit No.
Certifications

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				*

31.3	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
†	Furnished herewith.
#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit herein pursuant to Item 15(a) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2009.

MCG CAPITAL CORPORATION

By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

Signature	Title	Date

/s/ STEVEN F. TUNNEY	President and Chief Executive Officer, Director (Principal Executive Officer)	March 3, 2009
Steven F. Tunney

/s/ STEPHEN J. BACICA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2009
Stephen J. Bacica

/s/ LINDA A. NIMMONS	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2009
Linda A. Nimmons

/s/ B. HAGEN SAVILLE	Director and Executive Vice President	March 3, 2009
B. Hagen Saville

/s/ ROBERT J. MERRICK	Director and Chief Investment Officer	March 3, 2009
Robert J. Merrick

/s/ JEFFERY M. BUCHER	Chairman of the Board and Director	March 3, 2009
Jeffrey M. Bucher

/s/ EDWARD S. CIVERA	Director	March 3, 2009
Edward S. Civera

/s/ A. HUGH EWING, III	Director	March 3, 2009
A. Hugh Ewing, III

/s/ KIM D. KELLY	Director	March 3, 2009
Kim D. Kelly

/s/ WALLACE B. MILLNER, III	Director	March 3, 2009
Wallace B. Millner, III

/s/ RICHARD W. NEU	Director	March 3, 2009
Richard W. Neu

/s/ KENNETH J. O’KEEFE	Director	March 3, 2009
Kenneth J. O’Keefe