Form 10-Q
period 2009-03-31
MCG CAPITAL CORP
filed 2009-05-08
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2009, there were 76,019,889 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)	March 31, 2009	December 31, 2008
	(unaudited)
Assets

Cash and cash equivalents	$50,330	$46,149
Cash, securitization accounts	41,801	37,493
Cash, restricted	20,101	979
Investments at fair value
Non-affiliate investments (cost of $632,909 and $605,906, respectively)	591,747	584,336
Affiliate investments (cost of $41,890 and $45,141, respectively)	54,492	56,126
Control investments (cost of $789,399 and $819,076, respectively)	468,753	562,686

Total investments (cost of $1,464,198 and $1,470,123, respectively)	1,114,992	1,203,148

Interest receivable	9,810	8,472

Other assets	18,306	16,193

Total assets	$1,255,340	$1,312,434

Liabilities

Borrowings (maturing within one year of $32,552 and $44,500, respectively)	$631,245	$636,649
Interest payable	3,731	5,367
Other liabilities	10,833	11,507

Total liabilities	645,809	653,523

Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on March 31, 2009 and December 31, 2008, 76,027 issued and outstanding on March 31, 2009 and 76,075 issued and outstanding on December 31, 2008	760	761
Paid-in capital	998,894	997,318

Undistributed (distributions in excess of) earnings
Paid-in capital	(162,783)	(162,783)
Other	121,936	90,651

Net unrealized depreciation on investments	(349,206)	(266,975)

Stockholder loans	(70)	(61)

Total stockholders’ equity	609,531	658,911

Total liabilities and stockholders’ equity	$1,255,340	$1,312,434

Net asset value per common share at end of period	$8.02	$8.66

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2009	2008
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$15,667	$19,874
Affiliate investments (5% to 25% owned)	1,141	1,873
Control investments (more than 25% owned)	9,789	20,652

Total interest and dividend income	26,597	42,399

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	725	353
Control investments (more than 25% owned)	484	244

Total advisory fees and other income	1,209	597

Total revenue	27,806	42,996

Operating expenses
Interest expense	6,558	10,300
Employee compensation
Salaries and benefits	3,798	6,206
Amortization of employee restricted stock awards	1,537	1,742

Total employee compensation	5,335	7,948
General and administrative expense	3,975	3,482

Total operating expenses	15,868	21,730

Net operating income before net investment losses, gain on extinguishment of debt and income tax (benefit) provision	11,938	21,266

Net realized gains (losses) on investments
Non-affiliate investments (less than 5% owned)	(65)	—
Affiliate investments (5% to 25% owned)	(1,947)	—
Control investments (more than 25% owned)	16,265	200

Total net realized gains on investments	14,253	200

Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	(18,932)	(9,567)
Affiliate investments (5% to 25% owned)	1,618	472
Control investments (more than 25% owned)	(65,270)	(9,703)

Total net unrealized depreciation on investments	(82,584)	(18,798)

Net investment losses before gain on extinguishment of debt and income tax (benefit) provision	(68,331)	(18,598)
Gain on extinguishment of debt	5,275	—
Income tax (benefit) provision	(172)	170

Net (loss) income	$(50,946)	$2,498

(Loss) earnings per basic and diluted common share	$(0.68)	$0.04 (a)
Cash distributions declared per common share	$—	$0.44
Weighted-average common shares outstanding
Basic	74,498	68,847 (a)
Diluted	74,498	68,847 (a)

(a)

In accordance with FSP EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, we adjusted the weighted-average basic and diluted common shares outstanding for the three months ended March 31, 2008 to include participating restricted shares of common stock that received non-forfeitable dividends. See Note 9—(Loss) Earnings Per Share in the Notes to Condensed Consolidated Financial Statements for additional information. The implementation of this standard did not change our previously reported earnings per share.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2009	2008
(Decrease) increase in net assets from operations
Net operating income before net investment losses, gain on extinguishment of debt and income tax benefit (provision)	$11,938	$21,266
Net realized gains on investments	14,253	200
Net unrealized depreciation on investments	(82,584)	(18,798)
Gain on extinguishment of debt	5,275	—
Income tax benefit (provision)	172	(170)

Net (loss) income	(50,946)	2,498

Distributions to stockholders
Distributions declared	—	(28,802)

Net decrease in net assets resulting from stockholder distributions	—	(28,802)

Capital share transactions
Amortization of restricted stock awards
Employee	1,537	1,742
Non-employee director	60	76
Unrealized appreciation on shareholder loans	(31)	—
Repayment of stockholder loans	22	—
Cancellation of common stock held as collateral for stockholder loans	(22)	—

Net increase in net assets resulting from capital share transactions	1,566	1,818

Total decrease in net assets	(49,380)	(24,486)

Net assets

Beginning of period	658,911	834,689

End of period	$609,531	$810,203

Net asset value per common share at end of period	$8.02	$12.36

Common shares outstanding at end of period	76,027	65,570

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities
Net (loss) income	$(50,946)	$2,498
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Investments in portfolio companies	(45,648)	(19,454)
Principal collections related to investment repayments or sales	67,102	46,972
Increase in interest receivable, accrued payment-in-kind interest and dividends	(2,644)	(11,793)
Amortization of restricted stock awards
Employee	1,537	1,742
Non-employee director	60	76
(Increase) decrease in cash in restricted and securitization accounts
Restricted cash	(19,122)	1,220
Securitization accounts from interest collections	3,776	(176)
Depreciation and amortization	1,441	765
Unrealized appreciation on stockholder loans	(31)	—
Decrease (increase) in other assets	628	(1,031)
Decrease in other liabilities	(2,663)	(7,235)
Net realized gains on investments	(14,253)	(200)
Net change in unrealized depreciation on investments	82,584	18,798
Gain on extinguishment of debt	(5,275)	—

Net cash provided by operating activities	16,546	32,182

Cash flows from financing activities
Net payments on borrowings	(129)	(30,699)
(Increase) decrease in cash—securitization accounts for repayment of principal on debt	(8,084)	16,685
Payment of financing costs	(4,152)	(579)
Distributions paid	—	(28,858)

Net cash used in by financing activities	(12,365)	(43,451)

Increase (decrease) in cash and cash equivalents	4,181	(11,269)

Cash and cash equivalents
Beginning balance	46,149	23,297

Ending balance	$50,330	$12,028

Supplemental disclosure of cash flow information
Interest paid	$7,094	$9,928
Income taxes paid	99	331
Payment-in-kind interest collected	365	2,643
Dividend income collected	5,196	345

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2009 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14-12/14)(1)	$13,898	$13,795	$13,795
		Preferred Units (10.0%, 17,100 units)(1)		19,423	24,370
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks Holdings, Inc.(6)	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	68,456
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	67,047
		Class A Common Stock (4,698,987 shares)		—	—
Cleartel Communications, Inc.(2)(6)(20)	Communications- CLEC	Subordinated Debt (11.2%, Due 5/09-3/11)(7)	43,898	36,298	—
		Series B Preferred Stock (8.0%, 57,862 shares)		50,613	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($5,000)
Coastal Sunbelt, LLC(2)	Food Services	Senior Debt (8.4%, Due 1/12-7/12)(1)	21,886	21,778	21,778
		Subordinated Debt (14.8%, Due 1/13)(1)	8,285	8,184	8,184
		Preferred LLC Interest (12.0%, 123,250 units)		15,027	15,573
		Warrants to purchase Class B Common Stock		—	—
Crystal Media Network, LLC(6)(5)	Broadcasting	LLC Interest		2,447	2,556
GMC Television Broadcasting, LLC(2)(6)	Broadcasting	Senior Debt (8.0%, Due 4/12-6/12)(1)(7)	23,712	22,520	21,766
		Subordinated Debt (14.0%, Due 6/13)(1)(7)	8,000	7,076	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—
Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,300	9,197	9,197
		Series A Preferred Units (10.0%, 86,000 units)		9,095	2,216
		Series B Preferred Units (10.0%, 30,000 units)		3,000	1,013
Jet Plastica Investors, LLC (2)	Plastic Products	Senior Debt (10.2%, Due 12/12)(1)	12,301	12,186	12,186
		Subordinated Debt (16.4%, Due 3/13)(1)	34,556	34,317	27,568
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—
JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	25,880	25,695	25,695
		Series A Preferred Units (10.0%, 133,204 units)		18,470	11,132
		Series B Preferred Units (24,441 units)		5,000	10,000
MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		3	28
National Product Services, Inc.(2)(5)	Business Services	Senior Debt (8.6%, Due 6/09)	14,082	11,137	10,484
		Subordinated Debt (16.0%, Due 6/09)(7)	16,659	12,305	—
		Common Stock (995,428 shares)		—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,200	16,200
		Preferred LLC Interest (10.0%, 120,000 units)		13,324	12,278
PremierGarage Holdings, LLC(2)(5)	Home Furnishings	Senior Debt (9.7%, Due 6/10-12/10)(1)	8,982	8,916	8,133
		Preferred LLC Units (8.0%, 445 units)		4,971	—
		Common LLC Units (356 units)		—	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (7.0%, Due 12/10) (1)	8,500	8,473	8,473
		Subordinated Debt (15.0%, Due 12/11)(1)	9,911	9,870	9,870
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	3,399
Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13)(1)	18,123	18,016	18,016
		Preferred Units (8.0%, 125,400 units)		14,978	13,656
TNR Holdings Corp.(2)(6)(19)	Entertainment	Senior Debt (12.0%, Due 7/13)(7)	2,167	1,708	1,708
		Series A Preferred Stock (8.0%, 43,264 shares)		28,770	9,861
		Legacy Series A Preferred Stock (12.5%, 585,939 shares)		15,000	19
		Legacy Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 7/18)		—	—
		Warrants to purchase Legacy Common Stock (expire 9/17)		—	—
Total Sleep Holdings, Inc.(2)	Healthcare	Subordinated Debt (15.0%, Due 9/11-3/12)	33,509	30,670	14,096
		Unsecured Note (0.0%, Due 6/11)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Common Stock (4,046,875 shares)		1,000	—
WMAC II, Inc.(6)(10)	Publishing	Guaranty ($677)

Total Control Investments (represents 42.0% of total investments at fair value)				789,399	468,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2009 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.3%, Due 10/11)(1)	$6,195	$6,044	$5,481
		Subordinated Debt (16.0%, Due 4/12)(1)	4,971	4,850	4,530
		Series A Preferred Stock (20.0%, 49 shares)		298	—
		Common Stock (423 shares)		525	—
		Warrants to purchase Common Stock (expire 10/16)		348	—
Cherry Hill Holdings, Inc.(2)(6)	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	628
Stratford School Holdings, Inc.(2)	Education	Senior Debt (6.8%, Due 7/11-9/11)(1)	3,700	3,643	3,643
		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,686	6,686
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		150	12,842
		Warrants to purchase Common Stock (expire 5/15)(1)		67	3,903
Sunshine Media Delaware, LLC(2)(6)	Publishing	Common Stock (145 shares)		581	—
		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—
Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (8.0%, Due 12/12)(1)	15,828	15,727	15,279
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 4.9% of total investments at fair value)				41,890	54,492

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2009 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, lnc.(2)	Consumer Products	Senior Debt (10.3%, Due 6/12)(1)	$21,049	$20,931	$18,052
		Subordinated Debt (17.0%, Due 9/12)(1)(7)	14,112	12,801	2,902
		Class A1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (7.8%, Due 12/12)(1)	7,155	7,123	7,083
		Subordinated Debt (10.2%, Due 12/12)(1)	2,390	2,333	2,262
		Warrants to purchase Common Stock (expire 11/15)		—	—
Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (11.5%, Due 3/10)(1)	3,461	3,434	3,434
B & H Education, Inc.(2)	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,532	2,000
BLI Holdings, Inc.(2)	Drugs	Senior Debt (11.3%, Due 12/09)(1)	10,333	10,192	10,081
CEI Holdings Inc.(6)(18)	Cosmetics	Senior Debt (8.3%, Due 3/14)(1)(7)	3,908	3,854	673
Cervalis LLC	Business Services	Senior Debt (7.3%, Due 3/12)(1)	18,688	18,601	18,334
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,140	2,128	2,128
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,581	3,030
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (11.6%, Due 7/12-10/12)(1)	9,723	9,662	9,397
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (9.9%, Due 12/13)(1)	20,000	19,768	17,336
CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (8.6%, Due 6/11)(1)	6,239	6,209	5,083
		Subordinated Debt (13.0%, Due 12/12)(1)(7)	11,929	10,198	237
		Common Stock (500 shares)		500	—
Cyrus Networks, LLC	Business Services	Senior Debt (4.6%, Due 7/13)(1)	5,622	5,589	5,201
		Subordinated Debt (7.9%, Due 1/14)(1)	6,066	6,058	5,238
Dayton Parts Holdings, LLC(2)(12)	Auto Parts	Preferred LLC Interest (10.0%, 16,470 units)		603	603
		Class A Common LLC Interest (8.0%, 10,980 units)		400	240
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	7,806	7,733	7,733
Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (9.5%, Due 9/10)(1)	4,640	4,612	4,612
		Subordinated Debt (16.0%, Due 3/11)(1)	9,340	9,309	9,309
Flexsol Packaging Corp.(6)	Plastic Products	Subordinated Debt (11.3%, Due 12/12)(1)(7)	3,083	3,057	285
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (8.8%, Due 5/14)(1)	17,500	16,939	15,240
		Series A Preferred Shares (14.0%, 5,000,000 shares)		6,011	6,011
		Class C Shares (621,907 shares)		529	183
Golden Knight II CLO, Ltd(6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	179
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	8,550	8,465	8,256
		Subordinated Debt (14.0%, Due 8/13)(1)	7,848	7,808	7,808
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	2,063
Home Interiors & Gifts, Inc.(6)(9)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,834	57
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		5,709	5,709
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		422	21,674
Lambeau Telecom Company, LLC(17)	Communications-CLEC	Senior Debt (12.0%, Due 2/13)	1,403	1,403	1,148
Legacy Cabinets, Inc.(6)	Home Furnishings	Subordinated Debt (10.1%, Due 8/13)(1)(7)	2,328	2,256	734
LMS Intellibound Investors, LLC(16)	Logistics	Senior Debt (8.5%, Due 3/14 – 6/14)(1)	31,000	30,529	29,515
		Subordinated Debt (16.0%, Due 9/14)(1)	17,000	16,702	16,702
Marietta Intermediate Holding Corporation(6)	Cosmetics	Subordinated Debt (12.0%, Due 12/11)(1)(7)	2,330	2,028	—
Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (13.5%, Due 4/14)(1)	12,643	12,546	12,546
		Preferred Units (10.0%, 1,250,000 units)		1,403	1,361
		Class A Common Units (1,250,000 units)		—	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2009 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	$31,657	$31,500	$31,500
		Class A LLC Interest (4,712,042 units)		3,000	8,614
Metropolitan Telecommunications Holding Company(2)	Communications-CLEC	Senior Debt (10.8%, Due 9/10-12/11)(1)	23,769	23,569	23,569
		Warrants to purchase Common Stock (expire 9/13)		1,843	10,127
Miles Media Group, LLC(2)	Publishing	Senior Debt (12.5%, Due 6/13) (1)	18,048	17,709	17,218
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,421	19,212	18,753
		Subordinated Debt (15.0%, Due 9/14)(1)	21,550	21,480	21,480
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	882
New Century Companies, Inc.(6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—
PartMiner, Inc.(2)	Information Services	Senior Debt (7.8%, Due 6/09)(1)	604	600	600
Philadelphia Newspapers, LLC(6)(13)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,070	—
Powercom Corporation(2)(17)	Communications-CLEC	Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (7.1%, Due 12/10 - 5/11)(1)	16,500	16,449	16,449
		Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,922	17,922
		Preferred LLC Interest (1,000,000 units)		576	1,123
Restaurant Technologies, Inc.	Food Services	Senior Debt (16.6%, Due 2/12)(1)	37,804	37,559	37,034
		Series B Preferred Stock (499 shares)		15	8
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	—
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (12.5%, Due 8/11)(1)	25,959	25,767	25,767
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (9.0%, Due 7/14)(1)	6,000	5,996	3,296
Tegra Medical Holdings, LLC(11)	Industrial Products	Senior Debt (9.5%, Due 10/13)(1)	28,685	28,477	28,004
		Common Units (1,000,000 units)	—	1,000	1,134
Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (7.5%, Due 10/12)(1)	20,000	19,842	17,071
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	9
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (15.5%, Due 11/14)(1)	14,327	14,327	14,327
ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08)(7)	1,241	993	28
VOX Communications Group Holdings, LLC(2)(6)	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,314	10,462	9,548
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	1,974	1,415	—
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
WebMediaBrands Inc.(6)(15)	Information Services	Common Stock (148,373 shares)		2,114	59
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (3.5%, Due 2/14)(1)	3,920	3,940	2,393
Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (8.9%, Due 7/11-12/11)(1)	14,730	14,664	14,027
		Subordinated Debt (16.0%, Due 7/12)(1)	6,430	6,397	4,550
		Series A Preferred Stock (161,870 shares)		501	—

Total Non-Affiliate Investments (represents 53.1% of total investments at fair value)				632,909	591,747

Total Investments				$1,464,198	$1,114,992

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2009 (unaudited)

(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating(1)	10.0%	11/10	$16,000	$—	$(616)
	Interest Rate Swap—Pay Fixed/Receive Floating(1)	14.0%	11/10	8,000	—	(308)
	Interest Rate Swap—Pay Fixed/Receive Floating(1)	13.0%	08/11	12,500	—	(238)
	Interest Rate Swap—Pay Fixed/Receive Floating(1)	9.0%	08/11	8,681	—	(165)

Total Interest Rate Swaps				$45,181	$—	$(1,327)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14-12/14)(1)	$13,727	$13,619	$13,619
		Preferred Units (10.0%, 17,100 units)(1)		18,960	25,992
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks Holdings, Inc.(6)	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,666
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,659
		Class A Common Stock (4,698,987 shares)		—	—
Cleartel Communications, Inc.(2)(6)	Communications- CLEC	Subordinated Debt (11.2%, Due 5/09-3/11)(7)	41,172	36,047	—
		Series B Preferred Stock (8.0%, 57,862 shares)		50,612	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($5,000)
Coastal Sunbelt, LLC(2)	Food Services	Senior Debt (8.4%, Due 1/12-7/12)(1)	22,246	22,127	22,127
		Subordinated Debt (14.8%, Due 1/13)(1)	8,223	8,115	8,115
		Preferred LLC Interest (12.0%, 123,250 units)		14,597	14,648
		Warrants to purchase Class B Common Stock		—	—
Crystal Media Network, LLC(6)(5)	Broadcasting	LLC Interest		2,447	2,556
GMC Television Broadcasting, LLC(2)(6)	Broadcasting	Senior Debt (9.2%, Due 4/12-6/12)(1)(7)	23,712	22,520	22,520
		Subordinated Debt (14.0%, Due 6/13)(1)(7)	8,000	7,076	5,465
		Class B Voting Units (8.0%, 86,700 units)		9,071	—
Intran Media, LLC	Other Media	Senior Debt (10.7%, Due 12/11)(1)	9,000	8,888	8,888
		Series A Preferred Units (10.0%, 86,000 units)		9,095	1,956
		Series B Preferred Units (10.0%, 30,000 units)		3,000	1,096
Jet Plastica Investors, LLC(2)	Plastic Products	Subordinated Debt (14.9%, Due 3/13)(1)	33,427	33,174	29,947
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—
JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	26,911	25,577	25,577
		Preferred Units (10.0%, 133,204 units)		18,470	16,562
LMS Intellibound Investors, LLC(2)(16)	Logistics	Senior Debt (7.5%, Due 8/12)(1)	11,328	11,223	11,223
		Subordinated Debt (15.0%, Due 11/12)(1)	17,000	16,882	16,882
		Preferred Units (12.0%, 19,650 units)		23,780	38,845
		Warrants to purchase Class B Common Stock		—	—
MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		3	28
National Product Services, Inc. (2)(5)	Business Services	Senior Debt (8.9%, Due 6/09)	13,886	10,221	9,492
		Subordinated Debt (16.0%, Due 6/09)(7)	16,010	12,305	—
		Common Stock (995,428 shares)		—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,192	16,192
		Preferred LLC Interest (10.0%, 120,000 units)		13,324	11,597
		Letter of Credit ($97)
PremierGarage Holdings, LLC(2)(5)	Home Furnishings	Senior Debt (9.7%, Due 6/10-12/10)(1)	8,782	8,702	7,832
		Preferred LLC Units (8.0%, 445 units)		4,971	—
		Common LLC Units (356 units)		—	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (8.1%, Due 12/10) (1)	8,500	8,469	8,469
		Subordinated Debt (15.0%, Due 12/11)(1)	9,837	9,793	9,793
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	3,479
Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13)(1)	18,033	17,920	17,920
		Preferred Units (8.0%, 125,400 units)		14,978	18,611

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
TNR Holdings Corp.(2)(6)(19)	Entertainment	Senior Debt (12.0%, Due 7/13)(7)	$2,104	$1,708	$1,708
		Series A Preferred Stock (8.0%, 43,264 shares)		28,770	25,682
		Legacy Series A Preferred Stock (12.5%, 585,939 shares)		15,000	—
		Legacy Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 7/18)		—	—
		Warrants to purchase Legacy Common Stock (expire 9/17)		—	—
Total Sleep Holdings, Inc.(2)	Healthcare	Subordinated Debt (15.0%, Due 9/11-3/12)	32,429	29,579	26,540
		Unsecured Note (0.0%, Due 6/11)	375	327	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Common Stock (4,046,875 shares)		1,000	—
Working Mother Media, Inc.(6)(10)	Publishing	Guaranty ($833)

Total Control Investments (represents 46.7% of total investments at fair value)				819,076	562,686

Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.9%, Due 10/11)(1)	6,195	6,023	5,629
		Subordinated Debt (16.0%, Due 4/12)(1)	4,922	4,791	4,426
		Series A Preferred Stock (20.0%, 49 shares)		298	—
		Common Stock (423 shares)		525	—
		Warrants to purchase Common Stock (expire 10/16)		348	—
Cherry Hill Holdings, Inc.(2)(6)	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	878
Stratford School Holdings, Inc.(2)	Education	Senior Debt (6.8%, Due 7/11-9/11)(1)	3,700	3,634	3,634
		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,683	6,683
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		120	12,842
		Warrants to purchase Common Stock (expire 5/15)(1)		67	3,903
Sunshine Media Delaware, LLC(2)(6)	Publishing	Common Stock (145 shares)		581	—
		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—
Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (8.0%, Due 12/12)(1)	16,817	16,705	16,204
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500
XFone, Inc.(6)(14)	Communications-Other	Common Stock (837,556 shares)		2,395	419
		Warrants to purchase Common Stock (expire 3/11)		—	8

Total Affiliate Investments (represents 4.7% of total investments at fair value)				45,141	56,126

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, lnc.(2)	Consumer Products	Senior Debt (8.2%, Due 6/12)(1)	$20,000	$19,882	$18,942
		Subordinated Debt (15.0%, Due 9/12)(1)(7)	13,822	13,071	3,913
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		332	—
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (8.2%, Due 12/12)(1)	7,430	7,394	7,351
		Subordinated Debt (10.5%, Due 12/12)(1)	2,349	2,288	2,214
		Warrants to purchase Common Stock (expire 11/15)		—	30
Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (11.4%, Due 3/10)(1)	3,634	3,600	3,600
B & H Education, Inc.(2)	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,490	2,000
BLI Holdings, Inc.(2)	Drugs	Senior Debt (11.3%, Due 1/09)(1)	11,333	11,234	11,234
CEI Holdings Inc.(18)	Cosmetics	Senior Debt (6.3%, Due 3/14)(1)	3,918	3,927	1,674
Cervalis LLC	Business Services	Senior Debt (7.3%, Due 3/12)(1)	19,625	19,525	19,034
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,124	2,111	2,111
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,507	3,080
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (9.7%, Due 7/12-10/12)(1)	8,776	8,704	8,704
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (10.5%, Due 12/13)(1)	20,000	19,858	17,348
CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (9.6%, Due 6/11)(1)	6,005	5,971	5,104
		Subordinated Debt (14.1%, Due 12/12)(1)(7)	11,929	10,198	3,489
		Common Stock (500 shares)		500	—
Cyrus Networks, LLC	Business Services	Senior Debt (5.8%, Due 7/13)(1)	5,441	5,408	4,915
		Subordinated Debt (9.1%, Due 1/14)(1)	6,066	6,057	5,110
Dayton Parts Holdings, LLC(2)(12)	Auto Parts	Subordinated Debt (6.5%, Due 6/11)(1)(14)	21,500	21,380	21,380
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		400	338
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	8,534	8,455	8,455
Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (11.1%, Due 9/10)(1)	4,640	4,604	4,604
		Subordinated Debt (16.0%, Due 3/11)(1)	9,248	9,212	9,212
Flexsol Packaging Corp.(6)	Plastic Products	Subordinated Debt (14.3%, Due 12/12)(1)(7)	3,081	3,058	1,133
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (9.7%, Due 5/14)(1)	17,500	16,912	15,164
		Series A Preferred Shares (14.0%, 5,000,000 shares)		5,810	5,810
		Class C Shares (621,907 shares)		529	284
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	435
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	8,775	8,682	8,355
		Subordinated Debt (14.0%, Due 8/13)(1)	7,809	7,767	7,767
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	1,965
Home Interiors & Gifts, Inc.(6)(9)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,991	667
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		7,475	7,475
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		422	27,407
Jupitermedia Corporation(6)(15)	Information Services	Common Stock (148,373 shares)		2,114	56
Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (9.8%, Due 8/13)(1)	2,328	2,313	752
Marietta Intermediate Holding Corporation(6)	Cosmetics	Subordinated Debt (12.0%, Due 12/11)(1)(7)	2,262	2,028	—
Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (13.5%, Due 4/14)(1)	12,596	12,493	12,494
		Preferred Units (10.0%, 1,250,000 units)		1,403	1,403
		Class A Common Units (1,250,000 units)		—	138
MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	31,446	31,280	31,280
		Class A LLC Interest (4,712,042 units)		3,000	8,305

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(8)	Principal	Cost	Fair Value
Metropolitan Telecommunications Holding Company(2)	Communications-CLEC	Senior Debt (10.8%, Due 6/10-9/10) (1)	$23,769	$23,530	$23,530
		Warrants to purchase Common Stock (expire 9/13)		1,843	9,655
Miles Media Group, LLC(2)	Publishing	Senior Debt (12.5%, Due 6/13) (1)	18,274	17,913	17,395
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,921	19,697	19,189
		Subordinated Debt (15.0%, Due 9/14)(1)	21,284	21,211	21,211
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	900
New Century Companies, Inc.(6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—
New England Precision Grinding Holdings, LLC(11)	Industrial Products	Senior Debt (11.1%, Due 10/13)(1)	25,685	25,464	25,033
		Common Units (1,000,000 units)		1,000	1,213
PartMiner, Inc.(2)	Information Services	Senior Debt (8.7%, Due 6/09)(1)	854	846	846
Philadelphia Newspapers, LLC(6)(13)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,070	—
Powercom Corporation(2)(19)	Communications-CLEC	Senior Debt (11.5%, Due 6/11)	1,357	1,357	1,279
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (7.5%, Due 5/11)(1)	15,500	15,438	15,438
		Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,911	17,911
		Preferred LLC Interest (1,000,000 units)		557	1,704
Restaurant Technologies, Inc.	Food Services	Senior Debt (16.6%, Due 2/12)(1)	37,197	36,929	36,929
		Series B Preferred Stock (499 shares)		15	19
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	97
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (11.5%, Due 8/12)(1)	25,800	25,664	24,793
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (7.5%, Due 7/14)(1)	6,000	5,995	4,261
Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (9.2%, Due 10/12)(1)	20,000	19,831	16,920
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	9
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (15.5%, Due 11/14)(1)	14,238	14,238	14,238
ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08) (7)	1,230	998	28
VOX Communications Group Holdings, LLC(2)	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)	11,312	10,725	10,674
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17) (7)	1,856	1,415	393
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (3.7%, Due 2/14)(1)	3,930	3,951	2,576
Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (8.9%, Due 7/11-12/11)(1)	15,168	15,091	14,550
		Subordinated Debt (16.0%, Due 7/12)(1)	6,390	6,355	6,238
		Series A Preferred Stock (161,870 shares)		501	170

Total Non-Affiliate Investments (represents 48.6% of total investments at fair value)				605,906	584,336

Total Investments				$1,470,123	$1,203,148

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

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

(1)

Some or all of this security is funded through our SBIC subsidiary or one of our other financing subsidiaries and may have been pledged as collateral in connection therewith. See Note 5—Borrowings to the Consolidated Financial Statements.

(2)	Includes securities issued by one or more of the portfolio company’s affiliates.
(3)	Affiliate investments represent companies in which we own at least 5%, but not more than 25% of the portfolio company’s voting securities.
(4)	Control investments represent companies in which we own more than 25% of the portfolio company’s voting securities.
(5)	Represents a non-majority-owned control portfolio company of which we own at least 25%, but not more than 50% of the portfolio company’s voting securities.
(6)	Portfolio company is non-income producing at period end.
(7)	Loan or debt security is on non-accrual status.
(8)

Interest rates represent the weighted-average annual stated interest rate on loans and debt securities, presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates. Rates on preferred stock and preferred LLC interests, where applicable, represent the contractual rate.

(9)	On April 29, 2008, Home Interiors & Gifts, Inc. filed for Chapter 11 bankruptcy protection.
(10)	On October 2, 2008, Working Mother Media, Inc. changed its name to WMAC II, Inc.
(11)	On January 14, 2009, New England Precision Grinding Holdings, LLC changed its name to Tegra Medical Holdings, LLC.
(12)	On February 20, 2009, Dayton Parts Holdings, LLC subordinated debt paid off in full.
(13)	On February 22, 2009, Philadelphia Newspapers, LLC filed for Chapter 11 bankruptcy protection.
(14)	On February 23, 2009, we sold our equity interest in XFone, Inc., for $0.4 million.
(15)	On February 24, 2009, Jupitermedia Corporation changed its name to WebMediaBrands, Inc.
(16)	On February 27, 2009, we sold our equity interest for $40.5 million and increased our debt holdings by $20.6 million. We are now a non-affiliate investor in LMS Intellibound Investors, LLC.
(17)

On February 28, 2009, this obligation and all of the assets of Powercom Corporation (other than its accounts receivable), were transferred to Lambeau Telecom Company, LLC, an affiliate of BCN Telecom, Inc., or BCN, in satisfaction of certain subordinated liabilities of Powercom Corporation owed to BCN.

(18)	On April 17, 2009, we sold our CEI Holdings senior debt for $0.7 million.
(19)

On July 28, 2008, we converted our debt securities in TNR Entertainment Corp. into preferred stock of TNR Holdings Corp. and invested $2.0 million in debt in TNR Holdings Corp. The amounts reported herein as Legacy Series A Preferred Stock, Legacy Common Stock and Warrants to purchase Legacy Common Stock, relate to our equity investment in TNR Entertainment Corp. On April 20, 2009, TNR Holdings Corp. repaid in full its debt together with all accrued interest and we concurrently sold our equity in TNR Holdings Corp. for an aggregate between the two transactions of $11.7 million in cash.

(20)

On April 29, 2009, Cleartel Communications Inc., or Cleartel, an MCG control investment, entered into an asset purchase agreement with Birch Communications, Inc. pursuant to which Birch Communications, Inc. will acquire substantially all of Cleartel’s operating assets in exchange for consideration that we currently expect will satisfy MCG’s existing guarantees with respect to this investment. The closing of the transaction is subject to regulatory approvals and other customary closing conditions, and is expected to occur in the third quarter of 2009.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

These Condensed Consolidated Financial Statements present the results of operations, financial position and cash flows of MCG Capital Corporation and its consolidated subsidiaries. The terms “we,” “our,” “us” and “MCG” refer to MCG Capital Corporation and its consolidated subsidiaries.

We are a solutions-focused commercial finance company that provides capital and advisory services to middle-market companies throughout the United States. We are an internally managed, non-diversified, closed-end investment company that elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. Our organization includes the following categories of subsidiaries:

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

The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital I, LP, Solutions Capital GP, LLC, and MCG’s special-purpose financing subsidiaries, MCG Finance V, LLC, MCG Finance VII, LLC and MCG Finance VIII, LLC.

BASIS OF PRESENTATION AND USE OF ESTIMATES

These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation.

Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Condensed Consolidated Financial Statements and accompanying notes. Although we believe the estimates and assumptions used in preparing these Condensed Consolidated Financial Statements and related notes are reasonable, actual results could differ materially.

Interim results are not necessarily indicative of results for a full year. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

CERTAIN RISKS AND UNCERTAINTIES

Economic conditions during 2008, continuing into 2009 and market dislocations resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available in the past. In addition, during 2008 and the first quarter of 2009, the price of our common stock was well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments, to deleveraging our balance sheet, preserving liquidity necessary to meet our operational needs and servicing our borrowing obligations. Key initiatives that we undertook beginning in 2008 to provide necessary liquidity include monetizations, the suspension of dividends, the renegotiation of our debt agreements which was completed in 2009, the repurchase of debt at significant discounts and the implementation of a corporate restructuring. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2009 operating requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS

On February 12, 2008, FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, or FSP 157-2, was issued. FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. Our adoption of this standard effective January 1, 2009 did not affect our financial position or results of operations.

On October 10, 2008, FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. This FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and did not have a material effect on our financial position or results of operations.

On April 9, 2009, FASB Staff Position No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, or FSP 157-4, was issued. This FSP provides guidance for determining whether normal market activity exists for Level 2 assets and liabilities. In addition, FSP 157-4 expands disclosure requirements for fair value reporting and requires a categorization of investments consistent with that required for SFAS 115—Accounting for Certain Investments in Debt and Equity Securities. FSP 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this standard for our period ended June 30, 2009. Since our Level 2 investments comprise less that 0.5% of our investment portfolio, we do not believe that the adoption of FSP 157-4 will have a material effect on our financial position or results of operations.

On April 9, 2009, FASB Staff Position No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1, was issued. This FSP requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. FSP 107-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this standard for the period ended June 30, 2009. Currently, we are reviewing the disclosure requirements of this FSP.

TWO-CLASS METHOD OF PRESENTING EARNINGS PER SHARE

In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1, was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable rights. Second, companies must report separately basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted this standard for our financial statements ended March 31, 2009. As required, we applied this standard retroactively to all reported periods. Our adoption of this standard did not have a material impact on our financial position or results of operations. See Note 9—(Loss) Earnings Per Share for additional information about our adoption of this standard.

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, and early adoption is encouraged. We adopted this standard as of January 1, 2009. We have reflected the disclosure requirements for SFAS 161 in Note 2—Investment Portfolio.

NOTE 2—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments
Senior secured debt	$479,101	32.7%	$445,392	30.3%
Subordinated debt
Secured	421,334	28.8	439,440	29.9
Unsecured	34,640	2.4	34,500	2.3

Total debt investments	935,075	63.9	919,332	62.5

Equity investments
Preferred equity	444,061	30.3	463,333	31.5
Common/common equivalents equity	85,062	5.8	87,458	6.0

Total equity investments	529,123	36.1	550,791	37.5

Total investments	$1,464,198	100.0%	$1,470,123	100.0%

The following table summarizes the composition of our investment portfolio at fair value:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$456,377	40.9%	$428,817	35.7%
Subordinated debt
Secured	303,490	27.2	351,425	29.2
Unsecured	27,823	2.5	28,081	2.3

Total debt investments	787,690	70.6	808,323	67.2

Equity investments
Preferred equity	277,893	24.9	339,576	28.2
Common/common equivalents equity	49,409	4.5	55,249	4.6

Total equity investments	327,302	29.4	394,825	32.8

Total investments	$1,114,992	100.0%	$1,203,148	100.0%

Our debt instruments bear contractual interest rates ranging from 3.5% to 17.0%, a portion of which may be deferred. As of March 31, 2009, approximately 60.4% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and 39.6% of the fair value of our loan portfolio was at fixed rates. As of March 31, 2009, approximately 45.6% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the cost of loans more than 90 days past due and loans on non-accrual status:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$7,885	0.84%	$4,989	0.54%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$7,885	0.84%	$4,989	0.54%

Loans on non-accrual status
0 to 90 days past due	$127,990	13.69%	$114,495	12.44%
Greater than 90 days past due	7,885	0.84	4,989	0.54

Total loans on non-accrual status	$135,875	14.53%	$119,484	12.98%

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$371	0.05%	$695	0.09%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$371	0.05%	$695	0.09%

Loans on non-accrual status
0 to 90 days past due	$37,567	4.77%	$38,619	4.77%
Greater than 90 days past due	371	0.05	695	0.09

Total loans on non-accrual status	$37,938	4.82%	$39,314	4.86%

The following table summarizes our investment portfolio by industry at cost:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$335,616	22.9%	$335,279	22.8%
Communications—other	20,838	1.4	23,227	1.6
Cable	121,363	8.3	115,824	7.9
Healthcare	134,814	9.2	133,706	9.1
Food services	82,899	5.7	82,119	5.6
Business services	92,479	6.3	93,668	6.4
Broadcasting	78,758	5.4	78,918	5.4
Plastic products	97,901	6.7	84,484	5.7
Logistics	47,231	3.2	51,885	3.5
Electronics	41,743	2.9	41,959	2.9
Laboratory instruments	34,947	2.4	33,906	2.3
Publishing	39,122	2.7	39,416	2.7
Sporting goods	32,994	2.3	32,898	2.2
Industrial products	29,477	2.0	26,464	1.8
Education	12,078	0.8	11,994	0.8
Technology	7,229	0.5	8,995	0.6
Home furnishings	48,949	3.3	48,631	3.3
Insurance	23,479	1.6	23,251	1.6
Consumer products	37,119	2.5	36,341	2.5
Leisure activities	13,921	1.0	13,816	0.9
Other media	21,292	1.5	20,983	1.4
Entertainment	49,385	3.4	49,385	3.4
Information services	16,443	1.1	17,410	1.2
Other(a)	44,121	2.9	65,564	4.4

Total	$1,464,198	100.0%	$1,470,123	100.0%

(a)	No individual industry within this category exceeds 1% as of March 31, 2009.

The following table summarizes our investment portfolio by industry at fair value:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC	$170,347	15.3%	$173,789	14.4%
Communications—other	17,127	1.5	17,403	1.5
Cable	122,815	11.0	119,134	9.9
Healthcare	111,420	10.0	123,589	10.3
Food services	82,577	7.4	81,935	6.8
Business services	74,613	6.7	77,213	6.4
Broadcasting	59,637	5.4	66,401	5.5
Plastic products	54,366	4.9	45,317	3.8
Logistics	46,217	4.1	66,950	5.6
Electronics	41,833	3.8	42,018	3.5
Laboratory instruments	35,494	3.2	35,054	2.9
Publishing	34,554	3.1	34,743	2.9
Sporting goods	31,672	2.8	36,531	3.0
Industrial products	29,138	2.6	26,246	2.2
Education	29,074	2.6	29,062	2.4
Technology	28,481	2.6	35,980	3.0
Home furnishings	24,255	2.2	27,899	2.3
Insurance	21,434	1.9	21,258	1.8
Consumer products	20,954	1.9	22,855	1.9
Leisure activities	13,921	1.2	13,816	1.2
Other media	12,426	1.1	11,940	1.0
Entertainment	12,216	1.1	28,268	2.4
Information services	11,688	1.0	13,618	1.1
Other(a)	28,733	2.6	52,129	4.2

Total	$1,114,992	100.0%	$1,203,148	100.0%

(a)	No individual industry within this category exceeds 1% as of March 31, 2009.

We manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities, and from time to time, may enter into interest rate swaps. As of March 31, 2009, we included the $1.3 million fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets. During the three months ended March 31, 2009, we reported changes in the fair value of these interest rate swaps in net unrealized (depreciation) appreciation on investments on our Consolidated Statement of Operations. We did not designate any of our interest rate swaps as hedges for accounting purposes. Each quarter, we settle these interest rates swaps for cash.

No interest rate swaps were issued or outstanding during the three months ended March 31, 2008. The following table summarizes our existing interest rate swaps with SunTrust Bank as the counterparty in which we pay fixed interest rates and receive floating interest rates:

(dollars in thousands)			As of March 31, 2009			Three months ended March 31, 2009
Date Entered	Date Expiring	Interest Rate	Notional	Cost	Fair Value	Unrealized Appreciation (Depreciation)
07/08	11/10	10.0%	$16,000	$—	$(616)	$33
07/08	11/10	14.0%	8,000	—	(308)	16
03/09	08/11	13.0%	12,500	—	(238)	(238)
03/09	08/11	9.0%	8,681	—	(165)	(165)

Total			$45,181	$—	$(1,327)	$(354)

NOTE 3—FAIR VALUE MEASUREMENT

We adopted SFAS 157 effective January 1, 2008. SFAS 157 defines and establishes a framework for measuring fair value. In addition, it expands disclosures about assets and liabilities measured at fair value. SFAS 157’s definition of fair value focuses on the exit price in the principal, or most advantageous, market. In measuring fair value, SFAS 157 also directs the use of market-based inputs over entity-specific inputs.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheet by SFAS 157 hierarchy:

	As of March 31, 2009
(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Consolidated Balance Sheet
Assets
Non-affiliate investments
Senior secured debt	$—	$3,123	$318,926	$322,049
Subordinated secured debt	—	285	200,460	200,745
Unsecured subordinated debt	—	—	2,128	2,128
Preferred equity	—	179	23,724	23,903
Common/common equivalents	59	—	42,863	42,922

Total non-affiliate investments	59	3,587	588,101	591,747

Affiliate investments
Senior secured debt	—	—	24,403	24,403
Subordinated secured debt	—	—	11,216	11,216
Unsecured subordinated debt	—	—	—	—
Preferred equity	—	—	14,970	14,970
Common/common equivalents	—	—	3,903	3,903

Total affiliate investments	—	—	54,492	54,492

Control investments
Senior secured debt	—	—	109,925	109,925
Subordinated secured debt	—	—	91,529	91,529
Unsecured subordinated debt	—	—	25,695	25,695
Preferred equity	—	—	239,020	239,020
Common/common equivalents	—	—	2,584	2,584

Total control investments	—	—	468,753	468,753

Total assets at fair value	$59	$3,587	$1,111,346	$1,114,992

Liabilities
Interest rate swaps(a)	—	(1,327)	—	—

Total liabilities at fair value	$—	$(1,327)	$—	$—

(a)	Represents interest rate swaps on loans used as collateral on a securitized borrowing. The fair value of the interest rate swaps are included in other liabilities on our Consolidated Balance Sheets.

VALUATION METHODOLOGIES

As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. Majority-owned control investments represent securities in which we own more than 50% of the voting interest of a portfolio company and generally control its board of directors. Non-majority owned control investments represent securities that we own 25% to 50% of the portfolio company’s equity. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities that we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities that we own less than 5% of the portfolio company’s equity.

•

Majority-Owned Control Investments—Majority-owned control investments comprise 40.1% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned investments comprise 1.9% of our investment portfolio. For our non-majority owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 58.0% of our investment portfolio. Quoted prices are not available for 99.4% of our non-control investments, which represent 57.6% of our investment portfolio. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange, including broadly syndicated securities, at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2009, these securities represented 0.3% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses consider key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that has a fair value in excess of $5.0 million. Valuation firms performed independent valuations or reviewed valuations of 51 portfolio companies over the last four quarters, representing $1.1 billion, or 99.4%, of the fair value of our total portfolio investments and $325.6 million, or 99.5%, of the fair value of our equity portfolio investments.

	As of March 31, 2009
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Quarter independent valuation/review prepared(a)
First quarter 2009	$274,687	$239,586	$514,273	34.8%	73.2%	46.1%
Fourth quarter 2008	184,284	43,651	227,935	23.4	13.4	20.5
Third quarter 2008	177,925	30,520	208,445	22.6	9.3	18.7
Second quarter 2008	145,609	11,799	157,408	18.5	3.6	14.1

Total	782,505	325,556	1,108,061	99.3	99.5	99.4

Not evaluated during the 12 months ended March 31, 2009	5,185	1,746	6,931	0.7	0.5	0.6

Total Investment Portfolio	$787,690	$327,302	$1,114,992	100.0%	100.0%	100.0%

(a)

Independent valuations/reviews prepared multiple times for the same investment throughout the year have that investment’s fair value reflected in the most recent quarter for which an independent valuation/review was prepared.

The majority of the valuations performed by the independent valuation firms utilize proprietary models and inputs. We intend to continue to use independent valuation firms to provide additional support for our internal analyses. Our board of directors considers our valuations, as well as the independent valuations and reviews, in its determination of the fair value of our investments. The fair value of our interest rate swap is based on a binding broker quote, which is based on the estimated net present value of the future cash flows using a forward interest rate yield-curve in effect as of the measurement period.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and such differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to differ from the valuations currently assigned.

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

The following table provides a reconciliation of fair value changes during the three-month period from December 31, 2008 to March 31, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2008
Senior secured debt	$289,982	$25,467	$108,451	$423,900
Subordinated secured debt	210,902	11,109	128,281	350,292
Unsecured subordinated debt	2,504	—	25,577	28,081
Preferred equity	26,128	15,220	297,793	339,141
Common/common equivalents equity	48,279	3,903	2,584	54,766

Total fair value December 31, 2008	577,795	55,699	562,686	1,196,180

Realized/unrealized (losses) gains
Senior secured debt	(3,889)	(116)	(591)	(4,596)
Subordinated secured debt	(6,254)	45	(22,773)	(28,982)
Unsecured subordinated debt	(393)	—	(5)	(398)
Preferred equity	(1,053)	(280)	(24,630)	(25,963)
Common/common equivalents equity	(5,480)	—	—	(5,480)

Total realized/unrealized (losses) gains	(17,069)	(351)	(47,999)	(65,419)

Purchases, issuances and settlements, net
Senior secured debt	21,610	(948)	13,288	33,950
Subordinated secured debt	(21,070)	62	2,903	(18,105)
Unsecured subordinated debt	17	—	123	140
Preferred equity	(1,351)	30	(34,143)	(35,464)
Common/common equivalents equity	64	—	—	64

Total purchases, issuances and settlements, net	(730)	(856)	(17,829)	(19,415)

Transfers in (out) of categories
Senior secured debt	11,223	—	(11,223)	—
Subordinated secured debt	16,882	—	(16,882)	—
Unsecured subordinated debt	—	—	—	—
Preferred equity	—	—	—	—
Common/common equivalents equity	—	—	—	—

Total transfers in (out) of categories	28,105	—	(28,105)	—

Fair value as of March 31, 2009
Senior secured debt	318,926	24,403	109,925	453,254
Subordinated secured debt	200,460	11,216	91,529	303,205
Unsecured subordinated debt	2,128	—	25,695	27,823
Preferred equity	23,724	14,970	239,020	277,714
Common/common equivalents equity	42,863	3,903	2,584	49,350

Total fair value as of March 31, 2009	$588,101	$54,492	$468,753	$1,111,346

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments for the three months ended March 31, 2009.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(3,889)	$(116)	$(591)	$(4,596)
Subordinated secured debt	(6,254)	45	(22,773)	(28,982)
Unsecured subordinated debt	(393)	—	(5)	(398)
Preferred equity	(988)	(280)	(40,887)	(42,155)
Common/common equivalents equity	(5,415)	—	—	(5,415)

Total change in unrealized (depreciation) appreciation on Level 3 investments	$(16,939)	$(351)	$(64,256)	$(81,546)

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK

INVESTMENTS IN COMMUNICATIONS PORTFOLIO COMPANIES

As of March 31, 2009, approximately 16.8% of the fair value of our investment portfolio was composed of investments in the communications industry. The 16.8% included 15.3% invested in CLECs and 1.5% invested in other communications companies, including a rural local exchange carrier, an international telecommunications service provider, a paging service and a telecommunications tower company. As of December 31, 2008, approximately 15.9% of the fair value of our investment portfolio was composed of investments in the communications industry, including 14.4% invested in CLECs and 1.5% invested in other communications companies. For the quarters ended March 31, 2009 and 2008, our portfolio companies in the communications industry contributed $1.2 million, or 4.5%, and $10.1 million, or 23.4%, respectively, of our total revenues.

Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment. As of March 31, 2009 and December 31, 2008, the fair value of our investment in Broadview represented $135.5 million, or 12.2%, and $139.3 million, or 11.6%, of the fair value of our investment portfolio, respectively. We did not accrete any dividends in the first quarter of 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for this investment and any additional accretion of dividends would not be supportable or appropriate under our valuation polices. However, during the first quarter of 2008, our investment in Broadview contributed $8.0 million, or 18.6%, of our total revenues. Currently, we do not expect to accrete any further dividends on our Broadview investment.

INVESTMENTS IN CABLE PORTFOLIO COMPANIES

As of March 31, 2009 and December 31, 2008, approximately 11.0% and 9.9%, respectively, of the fair value of our investment portfolio was composed of investments in the cable industry. During the three months ended March 31, 2009 and 2008, our investments in the cable industry contributed $2.4 million, or 8.6%, and $2.8 million, or 6.5%, respectively, of our total revenues.

INVESTMENTS IN HEALTHCARE PORTFOLIO COMPANIES

As of March 31, 2009 and December 31, 2008, approximately 10.0% and 10.3%, respectively, of the fair value of our investment portfolio was composed of investments in the healthcare industry. During the three months ended March 31, 2009 and 2008, our investments in the healthcare industry contributed $3.8 million, or 13.5%, and $3.8 million, or 8.8%, respectively, of our total revenues.

INVESTMENTS IN FOOD SERVICES COMPANIES

As of March 31, 2009 and December 31, 2008, approximately 7.4% and 6.8%, respectively, of the fair value of our investment portfolio was composed of investments in the food services industry. For the quarters ended March 31, 2009 and 2008, our investments in the food services industry contributed $2.8 million or 10.2%, and $2.4 million or 5.6%, respectively, of our total revenues.

NOTE 5—BORROWINGS

The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, LP, a wholly owned subsidiary, as an SBIC, under the Small Business Investment Act of 1958, as amended.

(dollars in thousands)	Maturity Date	March 31, 2009		December 31, 2008
		Potential Maximum Borrowing	Amount Outstanding	Potential Maximum Borrowing	Amount Outstanding
Unsecured Notes
Series 2005-A	October 2010	$44,686	$44,686	$50,000	$50,000
Series 2007-A	October 2012	22,342	22,342	25,000	25,000

Commercial Loan Funding Trust Facility
Class A Variable Funding Certificate	August 2011(a)	188,509	185,532	218,750	162,219
Class B Variable Funding Certificate	August 2011(a)	—	—	31,250	24,950

Term Securitizations
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	40,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	37,380
Unsecured Revolving Line of Credit(d)	May 2009	31,205	31,205	70,000	44,500

SBIC (Maximum borrowing potential)(e)	(f)	130,000	27,600	130,000	2,600

Total borrowings		$809,242	$631,245	$917,500	$636,649

(a)

Renewable each February at the lender’s discretion. The lender provided this renewal in February 2009. At that time, the final legal maturity became August 2011. In conjunction with additional collateral transferred to this facility in February 2009, the Class B advances were retired.

(b)

Amount outstanding excludes $5.0 million of notes that we repurchased in December 2008 for $1.6 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(c)

Amount outstanding excludes $10.1 million of notes that we repurchased in December 2008 for $2.4 million and $7.5 million of notes that we repurchased in January 2009 for $2.1 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(d)

In February 2009, we renegotiated this agreement, which, in part, reduced the borrowing capacity for this facility from $70.0 million to $35.0 million. On May 4, 2009, we repaid the balance of this facility. See Note 12—Subsequent Events

(e)

As of March 31, 2009, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of March 31, 2009. Based on our funded capital, Solutions Capital I, LP, may, subject to compliance with the SBA’s customary procedures, borrow up to an additional $28.3 million to originate investments. To access the entire $130.0 million that has been approved and committed by the SBA, we would have had to fund an additional $46.4 million. In February 2009, the American Recovery and Investment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to SBIC companies up to $150.0 million.

(f)

Currently, we may originate new borrowings through September 2012 at which time we can apply for a new commitment. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

Each of our credit facilities has certain collateral requirements and/or financial covenants. The net worth covenant requires that we maintain a minimum stockholders’ equity of not less than $525.0 million. The terms of this facility include a step-down provision that allows us to reduce the minimum stockholders’ equity requirement to $500.0 million plus 50% of the proceeds from any issuances after December 31, 2008, if we reduce the effective advance rate for the advances outstanding to less than 60% of eligible collateral and we provide formal notice to the lender. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional senior debt. As of March 31, 2009, our ratio of total assets to total borrowings and other senior securities was 199%. As discussed in Note 12—Subsequent Events, as of May 4, 2009, this asset coverage ratio increased to 208%. As of March 31, 2009, we could not borrow under any of our debt facilities, except for the SBIC program, until our asset coverage ratio returned to at least 200%. Because borrowings by our SBIC facility are exempt from the minimum BDC asset coverage requirement, we have $28.3 million of funded borrowing capacity in our SBIC.

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

Unsecured Notes. In October 2005, we issued $50.0 million of Series 2005-A unsecured notes, at a fixed interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of Series 2007-A unsecured notes at a fixed interest rate of 6.71% per annum. Both of these tranches are five-year notes that require semi-annual interest payments. We issued these notes through private placements with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent. In February 2009, these notes were amended. In connection with these amendments, MCG and the noteholders agreed to a number of modifications to the terms of the notes, including certain financial covenants. The minimum asset coverage ratio that we are required to maintain has been lowered from 200% to 180% effective as of December 31, 2008. The minimum consolidated stockholders’ equity requirement was reduced from $642.9 million prior to December 31, 2008 to $500.0 million effective as of and after December 31, 2008. The cross-default provisions were modified so that defaults of indebtedness by certain direct and indirect subsidiaries, including Solutions Capital I, L.P. and the special purpose subsidiaries relating to the 2006-1 term securitization and our secured warehouse credit facility, would not constitute defaults under the notes, as long as we (the parent company) or any other subsidiary that is not a non-recourse financing subsidiary are not liable for the repayment of such indebtedness. The interest rate for the Series 2005-A Notes, increased from 6.73% to 8.98%. The interest rate for the Series 2007-A Notes, increased from 6.71% to 8.96%. The amendments also require us to offer to repurchase the unsecured notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased.

As discussed in Note 12—Subsequent Events, on May 4, 2009, we repaid our revolving line of credit. Prior to that repayment, we were required to use 60% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the unsecured notes and the revolving line of credit on a pro rata basis, based on then outstanding amounts. Thereafter, we agreed to direct 40% of such net monetization proceeds from unencumbered asset sales as and when such sales occur to the repurchase of the notes, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%. In March 2009, we repaid $5.3 million from monetization proceeds, which resulted in a $5.3 million reduction in the borrowing capacity of the Series 2005-A Notes. Additionally, we repaid $2.7 million from monetization proceeds, which resulted in a $2.7 million reduction in the borrowing capacity of the Series 2007-A Notes. As of March 31, 2009, the outstanding balances under the Series 2005-A and Series 2007-A Notes were $44.7 million and $22.3 million, respectively. We also agreed to limit the amount of debt from the 2006-1 term securitization and our common stock that we may repurchase. We are permitted to make $2.5 million of debt repurchases from the 2006-1 term securitization for every $5.0 million in unsecured notes we have offered to purchase. Once we have offered to purchase $35.0 million in unsecured notes, then we may also repurchase $1.0 million in shares of our common stock for every $5.0 million increment of unsecured notes offered to be repurchased, provided that the amount of permitted 2006-1 debt repurchases shall be reduced by the amount of any MCG common stock repurchases made. We paid to the holders of the unsecured notes an amendment fee of $375,000, or 0.50%.

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

In February 2009, SunTrust renewed its annual liquidity commitment for this facility. In connection with this renewal, a number of modifications were made to the warehouse facility terms, including a reduction in the facility borrowing commitment from $250.0 million to $190.0 million. In conjunction with this reduction, the Class B VFC was retired. The legal final maturity date is now August 2011, subject to contractual terms and conditions. The requirement for a six-month standstill upon non-liquidity renewal has been eliminated. If a new agreement or extension is not executed by February 2010, the warehouse facility enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed through the facility. The facility is funded by third parties through the commercial paper market with SunTrust providing a liquidity backstop, subject to SunTrust’s annual liquidity commitment.

Advances under the Class A VFC may be up to 64% of eligible collateral. As of March 31, 2009 and December 31, 2008, there was $295.5 million and $259.1 million, respectively, of collateral under this facility. The warehouse facility is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the warehouse facility may only look to the collateral to satisfy the outstanding obligations under this facility. The interest rate for Class A advances has been increased to the commercial paper rate plus 2.50%. Class A advances previously bore interest at the commercial paper rate plus 1.50%. The minimum asset coverage ratio that we are required to maintain was reduced from 200% to 180% effective as of December 31, 2008, and the minimum consolidated stockholders’ equity requirement was reduced from $654.0 million prior to December 31, 2008 to $525.0 million as of December 31, 2008. The terms of this facility include a step-down provision that allows us to reduce the minimum stockholders’ equity requirement to $500.0 million plus 50% of the proceeds from any equity issuances after December 31, 2008, if we reduce the effective advance rate for the advances outstanding to less than 60% of eligible collateral and we formally notify the lender. Prior to the commencement of any amortization period, we will contribute 80% of net proceeds from monetizations of collateral financed in the warehouse facility to reduce the facility borrowing limit, until such limit is reduced to $150.0 million. In addition, 7.5% of the sale of the first $100.0 million of unencumbered investment assets by us will be used to repay the warehouse facility until such facility is reduced to $150.0 million. In March 2009, we repaid $1.5 million from monetization proceeds which resulted in a $1.5 million reduction in the facility borrowing limit. As of March 31, 2009, the maximum borrowing capacity under the warehouse facility was $188.5 million. We paid a $2.375 million, or 1.25%, facility renewal fee.

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

All the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $386.0 million and $405.8 million as of March 31, 2009 and December 31, 2008, respectively, that the trust purchased from us. We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period ending in April 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

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

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that had previously been issued by Commercial Loan Trust 2006-1. In January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which resulted in a $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009.

Unsecured Revolving Line of Credit. In June 2008, we entered into an agreement, effective May 30, 2008, for a one-year unsecured revolving line of credit facility with a $70.0 million commitment. SunTrust Bank acts as the agent for this facility and SunTrust Robinson Humphrey, Inc. acted as arranger for this facility. Originally, SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.; Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million. Advances under this facility bear interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate is less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts. We use this facility for the origination of loans to, and investments in, primarily middle-market companies; repayment of indebtedness; working capital; and other general corporate purposes. In February 2009, the Unsecured Revolving Line of Credit agreement was amended to reduce the maximum borrowing limit from $70.0 million to $35.0 million and increase the interest rate on borrowings under this facility to LIBOR plus 400 basis points from LIBOR plus 275 basis points. The amendment also reduced the minimum stockholders’ equity requirements from $650.0 million prior to December 31, 2008 to $500.0 million plus 50% of the proceeds from post-amendment date equity issuances for the periods ending as of and after December 31, 2008. In addition, we agreed to maintain minimum cash and cash equivalents of $12.5 million at all times and a quarterly cash coverage ratio of not less than 1.25 to 1.00. We are required to direct a portion of any monetization proceeds to pay down debt. Up to 60% of the net proceeds of any sale by us or unencumbered investment assets will reduce amounts outstanding under the revolving line of credit and our unsecured notes on a pro rata basis, based on then-outstanding amounts. All asset monetizations are at our sole discretion based upon the economic merits of any proposed transaction. Dividends payable in cash with a declared payment date prior to July 1, 2009 are limited to the minimum amount required for us to maintain our status as a RIC. We may not repurchase or redeem our equity or debt, provided that we may use up to $5.0 million to repurchase debt from our 2006-1 term securitization facility. We paid the lenders an amendment fee, with each consenting lender receiving 0.50%. As discussed more fully in Note 12—Subsequent Events, on May 4, 2009 we repaid this facility in full in advance of its May 29, 2009 maturity.

SBIC Debentures. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has a license from the SBA to operate as an SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. As of March 31, 2009, the license gave Solutions Capital I, LP the potential to borrow up to $130.0 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for working capital.

To realize the full $130.0 million potential borrowing that we have been approved for under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of March 31, 2009. Based on our current funded capital, Solutions Capital I, LP, may, subject to compliance with the SBA’s customary procedures, borrow up to an additional $28.3 million to originate new investments. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $46.4 million.

The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage to available SBIC companies to up to $150.0 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008. Solutions Capital I, LP would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through March 31, 2009. As of March 31, 2009 and December 31, 2008, we had $31.7 million and $27.8 million, respectively, of investments and we had $20.1 million and $0.8 million, respectively, of restricted cash to be used for investments by our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. Currently, $13.0 million of our outstanding borrowings are subject to the interim rate. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of March 31, 2009, the SBIC had $27.6 million outstanding summarized in the following table:

	Amount Outstanding
(dollars in thousands)	March 31, 2009	December 31, 2008	Rate		Treasury Rate at Pooling Date	Spread in basis points
Tranche

2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	—	5.34%	Fixed	2.81%	253
Interim 2009-10B	13,000	—	2.78%	Interim	NA	NA

Total	$27,600	$2,600

In October 2008, we received exemptive relief from the Securities and Exchange Commission, or SEC, which effectively allows us to exclude debt issued by Solutions Capital I, LP from the calculation of our consolidated BDC asset coverage ratio. Even though we were below the 200% asset coverage requirement as of March 31, 2009, we could continue to borrow under the SBIC program.

The following table summarizes repayments based on the contractual principal collections of the outstanding loans that comprise the collateral, where applicable. Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

	March 31, 2009
(in thousands)	Debt with Recourse	Debt without Recourse	Total
2009	$31,205	$1,347	$32,552
2010	44,686	184,185	228,871
2011	—	—	—
2012	22,342	—	22,342
2013	—	—	—
Thereafter(a)	27,600	319,880	347,480

Total	$125,833	$505,412	$631,245

(a)	Recourse on Solutions Capital I, LP’s outstanding debt is limited to MCG’s commitment of $65.0 million. As of March 31, 2009, we had $27.6 million of debt outstanding.

The following table summarizes our outstanding borrowings by interest rate benchmark:

(in thousands)	March 31, 2009	December 31, 2008
Interest rate benchmark
LIBOR	$351,085	$371,880
Commercial paper rate	185,532	187,169
Fixed rate	94,628	77,600

Total borrowings	$631,245	$636,649

As of March 31, 2009, we reported $631.2 million of borrowings on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of March 31, 2009 was approximately $435.1 million, based on market data and current interest rates.

NOTE 6—CAPITAL STOCK

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

In 2008, we raised $57.7 million of net proceeds by issuing 9.5 million shares of newly issued common stock in a rights offering. See Note 9—(Loss) Earnings Per Share for additional details regarding this rights offering.

NOTE 7—SHARE-BASED COMPENSATION

EMPLOYEE SHARE-BASED COMPENSATION

From time to time, we award shares of restricted common stock to employees under the Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, which our stockholders initially approved in June 2006. Under the terms of the 2006 Plan, we may award up to 3,500,000 shares of common stock to employees. Shares of restricted common stock awarded under the 2006 Plan may be subject to the employees’ meeting service or performance conditions specified at the time of award. The award date is the date on which the shares are awarded by the Compensation Committee of our board of directors, while the fair value of the respective stock award is based on the closing price of our common stock on the NASDAQ Global Select Market on the award date. We amortize restricted stock awards on a straight-line basis over the requisite service period and report this expense as amortization of employee restricted stock awards on our Consolidated Statements of Operations.

During the three months ended March 31, 2009, we did not issue any shares of restricted stock. During 2008, we issued 1,336,000 shares of restricted stock under the 2006 Plan, with a weighted-average fair value per share of stock on the award date of $4.99. These awards included 648,000 shares of restricted stock awarded under the 2006 Plan as part of the MCG Capital 2008 Retention Program, or the Retention Program, with a weighted-average fair value per of common stock of $3.58.

The forfeiture provision for the shares of restricted stock issued under the Retention Program will lapse on a cliff basis in March 2011. The forfeiture provisions for the other shares of restricted common stock awarded in 2008 lapse ratably over the three- or four-year period set forth in the respective award agreements.

During the three months ended March 31, 2009 and 2008, we recognized $1.5 million and $1.8 million, respectively, of compensation expense related to share-based compensation awards, including none and $0.1 million, respectively, of dividends paid on shares securing non-recourse employee loans. As of March 31, 2009, all the restricted share awards for which forfeiture provisions have not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. We record dividends paid on restricted shares of common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on restricted shares for which forfeiture provisions are not expected to lapse to compensation expense. No dividends were paid during the three months ended March 31, 2009. During the three months ended March 31, 2008, all dividends paid on restricted stock were charged to retained earnings except for dividends paid on shares securing non-recourse employee loans, because we expect the forfeiture provisions will lapse for all such shares. As of March 31, 2009, we had $9.5 million of unrecognized compensation cost related to restricted stock awarded to employees. We will recognize these costs over the remaining weighted-average requisite service period of 2.1 years.

NON-EMPLOYEE DIRECTOR SHARE BASED COMPENSATION

During June 2006, our stockholders initially approved the Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or the 2006 Non-Employee Plan, under which we may issue up to 100,000 shares of common stock. During the three months ended March 31, 2009 and 2008, we did not award any restricted shares of common stock to non-employee directors. During the three months ended March 31, 2009 and 2008, we recognized $0.1 million and $0.1 million, respectively, of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of March 31, 2009, we had $0.2 million of unrecognized compensation cost related to restricted stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.7 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

The following table summarizes our restricted stock award activity during the three months ended March 31, 2009:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2008	1,451,000	$8.49
Forfeiture period lapsed	(114,000)	14.51
Forfeited	(18,000)	4.75

Subject to forfeiture provisions as of March 31, 2009(a)	1,319,000	$8.02

(a)	Includes 12,000 performance shares held in trust with a weighted-average award date fair value of $19.37 per share.

NOTE 8—INCOME TAXES

As a RIC, we are taxed under Subchapter M of the Internal Revenue Code. As such, our income generally is not taxable to the extent we distribute it to stockholders and we meet certain qualification tests as outlined in the Internal Revenue Code. However, income from certain investments owned by our wholly owned subsidiaries is subject to federal, state and local income taxes. We met our distribution requirements as a regulated investment company for 2008 and will monitor distribution requirements for 2009 in order to ensure compliance under Subchapter M of the Internal Revenue Code.

We use the asset and liability method to account for our taxable subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the three months ended March 31, 2009 and 2008, we recorded an income tax benefit of $0.2 million and an income tax provision of $0.2 million, respectively, which were attributable primarily to unrealized gains on investments held by our subsidiaries.

From December 2001 through March 31, 2009, we declared $11.78 of distributions per share. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

Historically, we declared dividends that we paid the following quarter. The following table summarizes the distributions that we declared and paid since January 1, 2008.

Date Declared	Record Date	Payment Date	Amount
May 6, 2008	June 30, 2008	July 30, 2008	$0.27
February 22, 2008	March 12, 2008	April 29, 2008	0.44

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. During the three months ended March 31, 2009, we did not make any distributions to stockholders. However, we will monitor 2009 taxable income in order to ensure compliance with the distribution requirements as a RIC.

Taxable income differs from net income recognized in accordance with accounting principles generally accepted in the United States, or GAAP, because of temporary and permanent differences in income and expense recognition. Taxable income generally excludes unrealized gains and losses from appreciation or depreciation of our investments, which are included in GAAP net income. Further, amounts recognized for financial reporting purposes may differ from amounts included in taxable income due to the accrued dividends on preferred stock, which increases the book basis but not the tax basis of our investments, and non-accrual interest on loans, which increases tax basis but not book basis. The following table summarizes the cost, as well as the unrealized appreciation and depreciation for federal income tax purposes as of March 31, 2009 and December 31, 2008:

(in thousands)	March 31, 2009	December 31, 2008
Cost for federal income tax purposes	$1,415,856	$1,413,241

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	59,452	85,754
Book to tax differences	88,398	91,770

Gross unrealized appreciation—tax basis	147,850	177,524

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(408,658)	(352,729)
Book to tax differences	(40,056)	(34,888)

Gross unrealized depreciation—tax basis	(448,714)	(387,617)

Net unrealized (depreciation) appreciation—tax basis	(300,864)	(210,093)

Total investments at fair value (GAAP)	$1,114,992	$1,203,148

The following table reconciles GAAP net loss to taxable net income (loss) for the three months ended March 31, 2009 and the year ended December 31, 2008:

(in thousands)	Three months ended March 31, 2009	Year ended December 31, 2008
Net loss	$(50,946)	$(191,245)
Difference between book and tax losses on investments(a)	(519)	(73,272)
Net change in unrealized depreciation on investments not taxable until realized	82,584	248,218
Timing difference related to deductibility of long-term incentive compensation	362	6,642
Taxable interest income on non-accrual loans(b)	4,640	2,051
Dividend income accrued for GAAP purposes that is not yet taxable	(1,825)	(19,972)
Distributions from taxable subsidiaries	—	483
Federal tax (benefit) provision	(172)	789
Other, net	38	4,181

Taxable income (loss) before deductions for distributions	$34,162	$(22,125)

(a)	Results for the year ended December 31, 2008, primarily reflect the write-off, for tax purposes, of the common stock of Cleartel.
(b)

Results for the year ended December 31, 2008, reflect the reversal of interest that we previously recognized on non-accrual loans of a portfolio investment that we liquidated. We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

In December 2007, we received an examination report from the IRS. See Note 10—Contingencies and Commitments for information about that report.

NOTE 9—(LOSS) EARNINGS PER SHARE

The following table summarizes our calculation of basic and diluted (loss) earnings per share for the three months ended March 31, 2009 and 2008:

	March 31,
(dollars in thousands, except per share amounts)	2009	2008
Numerator
Net Income	$(50,946)	$2,498
Less: Dividends declared—common and restricted shares	—	(28,855)

Undistributed earnings	(50,946)	(26,357)
Percentage allocated to common shares(a)	100.0%	98.7%

Undistributed earnings—common shares	(50,946)	(26,014)
Add: Dividends declared—common shares	—	28,471

Numerator for basic and diluted earnings per share
Common shares	(50,946)	2,457
Participating unvested shares	—	41

Numerator for basic and diluted earnings per share—total	(50,946)	2,498

Denominator for basic and diluted weighted-average shares outstanding
Common shares	74,498	67,941
Participating unvested shares	—	906

Basic and diluted weighted-average shares outstanding—total	74,498	68,847

(Loss) earnings per share:
Basic—common and participating unvested shares	$(0.68)	$0.04
Diluted—common and participating unvested shares	$(0.68)	$0.04
(a)Weighted-average shares
Weighted-average common shares
Weighted-average common shares outstanding	74,498	64,583
Adjustment for bonus element of rights	—	3,358

Basic weighted-average common shares	74,498	67,941

Weighted-average restricted shares
Weighted-average restricted shares	—	861
Bonus element	—	45

Total weighted-average restricted shares	—	906

Total	74,498	68,847

Percentage allocated to common shares	100.0%	98.7%

ADOPTION OF FSP EITF 03-6-1

As described in Note 1—Description of Business, we adopted FSP EITF 03-6-1 on January 1, 2009. Our restricted stock contains rights to receive non-forfeitable dividends, and, thus, are participating securities requiring the two-class method of computing earnings per share under the provisions of FSP EITF 03-6-1. The calculation of earnings per share for common shares excludes income attributable to our restricted stock from the numerator and excludes the dilutive impact of those shares from the denominator. The provisions of FSP EITF 03-6-1 also require us to retroactively adjust all prior period earnings from per share computations so that our restricted stock are considered participating securities requiring the two-class method of computing earnings per share.

The retroactive application of the provisions of FSP EITF 03-6-1 did not change our previously reported earnings per share for the period ended March 31, 2008, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. FSP EITF 03-6-1 had no impact on our basic and diluted loss per share for the three months ended March 31, 2009, because the holders of the participating unvested shares are not required to fund any portion of the loss.

In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1, was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires that we must report basic and diluted earnings per share in two broad categories. First, we must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable rights. Second, companies must report separately basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted this standard for our financial statements ended March 31, 2009. As required, we applied this standard retroactively to all reported periods. In some instances, the application of this standard resulted in a slight increase in the weighted-average number of shares used to compute basic and diluted earnings per share. However, because the change in the weighted-average number of shares was relatively small, our adoption of this standard did not result in a change to the earnings per share that we reported previously for March 31, 2008.

SHAREHOLDERS’ RIGHTS OFFERING

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

NOTE 10—CONTINGENCIES AND COMMITMENTS

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

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful. If our appeal is not successful, we could be subject to up to $17.8 million of additional taxes, interest and penalties and we could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. If, in the future, we believe it is more likely than not that we will not prevail, we would accrue the estimated amounts due.

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

In accordance with GAAP, the unused portions of these commitments are not recorded on our Consolidated Balance Sheets. The following table summarizes the nominal dollar balance and the fair value of unused commercial loan commitments, guarantees and standby letters of credit as of March 31, 2009 and December 31, 2008:

(in thousands)	March 31, 2009	December 31, 2008
Unused loan commitments(a)	$37,349	$43,393

Guarantees	5,677	5,833

Standby letters of credit	—	97

(a)

Estimated fair value of unused loan commitments as of March 31, 2009 and 2008 was $0.2 million and $0.2 million, respectively, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties.

We currently have three guarantees totaling $5.7 million. Two guarantees relate to Cleartel Communications, Inc. in the amounts of $2.0 million and $3.0 million for third party-debt and a telecommunications service provider, respectively, for which we consider the credit risk to be remote. The last guarantee in the amount of $0.7 million for WMAC II, Inc., will expire on April 30, 2009 and we believe that the credit risk for this guarantee is remote. We report off-balance sheet guarantees on our Consolidated Schedules of Investments, as required by the 1940 Act.

NOTE 11—FINANCIAL HIGHLIGHTS

The following schedule summarizes financial highlights for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
PER SHARE DATA
Net asset value at beginning of period(a)	$8.66	$12.73

Net (loss) income
Net operating income before investment losses and gain on extinguishment of debt(b)	0.16	0.31
Net change in unrealized depreciation on investments(b)	(1.10)	(0.27)
Net realized gains on investments(b)	0.19	—
Gain on extinguishment of debt(b)	0.07	—

Net (loss) income(b)	(0.68)	0.04

Net decrease in net assets resulting from distributions(b)	—	(0.44)

Net increase in stockholders’ equity relating to stock-based transactions
Net increase in stockholders’ equity from restricted stock amortization	0.02	0.03
Dilutive effect of forfeiture provisions of previously issued restricted stock	0.01	—
New increase in stockholders’ equity from other stock transactions	0.01	—

Net increase in stockholders’ equity relating to stock-based transactions	0.04	0.03

Net asset value at end of period(a)	$8.02	$12.36

MARKET PRICE PER SHARE AT END OF PERIOD	$1.28	$9.09

TOTAL RETURN(c)	80.28%	(17.77)%
SHARES OF COMMON STOCK OUTSTANDING(c)
Weighted-average (diluted)(b)(d)	74,498	68,847
End of period	76,027	65,570

NET ASSETS
Average (annualized)	$660,665	$823,485
End of period	609,531	810,203

RATIOS (ANNUALIZED)
Operating expenses to average net assets	9.74%	10.61%
Net operating income to average net assets	7.33%	10.39%

(a)	Based on total number of shares outstanding.
(b)	Based on weighted-average number of shares outstanding.
(c)

Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price]. The three months ended March 31, 2009 reflects a large increase in market price per share in the period between December 31, 2008 and March 31, 2009.

(d)

In accordance with FSP EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, we adjusted the weighted-average basic and diluted common shares outstanding for the three months ended March 31, 2008 to include participating restricted shares of common stock that received non-forfeitable dividends. See Note 9—(Loss) Earnings Per Share for additional information. The implementation of this standard did not change our previously reported earnings per share.

NOTE 12—SUBSEQUENT EVENTS

MONETIZATIONS

In March 2009, three major customers notified TNR Holdings Corp., or TNR, that they did not intend to renew their contracts. As a result, the revenues forecasted for TNR decreased by nearly 80%, which resulted in a significant decline in the fair value of our investment in TNR in March 2009. On April 20, 2009, TNR repaid in full its debt together with all accrued interest and we concurrently sold our equity in TNR for an aggregate between the two transactions of $11.7 million in cash. This combined transaction represented a $15.8 million additional loss compared to our reported fair value as of December 31, 2008. The sale price is reflected in our reported fair value as of March 31, 2009.

UNSECURED REVOLVING LINE OF CREDIT

On May 4, 2009, we repaid the remaining balance on our unsecured revolving line of credit out of existing cash on hand. As of March 31, 2009, the balance on the unsecured line of credit was $31.2 million. After this repayment, we had over $23.3 million of unrestricted cash, $35.9 million of cash held in securitization accounts and $20.2 million of restricted cash as of May 4, 2009. As of May 4, 2009, based on preliminary balances of total assets, total borrowings and other securities, our BDC asset coverage ratio increased to 208%.

ASSET PURCHASE AGREEMENT—CLEARTEL COMMUNICATIONS, INC.

On April 29, 2009, Cleartel Communications Inc., or Cleartel, an MCG control investment, entered into an asset purchase agreement with Birch Communications, Inc. pursuant to which Birch Communications, Inc. will acquire substantially all of Cleartel’s operating assets in exchange for consideration that we currently expect will satisfy MCG’s existing guarantees with respect to this investment. The closing of the transaction is subject to regulatory approvals and other customary closing conditions, and is expected to occur in the third quarter of 2009. Once closed, we will recognize a significant realized loss with an offsetting reduction in our unrealized losses. Since we reduced the fair value of our investment in Cleartel to zero during 2008, we do not expect that this transaction will have a material effect on our 2009 net income.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of March 31, 2009, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the three month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of MCG Capital Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with US generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2008, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein), and in our report dated March 5, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, including the consolidated schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

McLean, Virginia

May 8, 2009

Selected Financial Data

The following table summarizes key financial data for MCG Capital Corporation for the three months ended March 31, 2009 and 2008. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended March 31,
(in thousands, except per share amounts)	2009	2008
INCOME STATEMENT DATA
Revenue	$27,806	$42,996
Net operating income before net investment losses, gains on extinguishment of debt and income tax (benefit) provision	11,938	21,266
DNOI(a)	13,475	23,008
Net (loss) income	(50,946)	2,498

PER COMMON SHARE DATA
Net operating income before net investment losses, gains on extinguishment of debt and income tax (benefit) provision per common share—basic and diluted	$0.16	$0.31
DNOI per common share—basic and diluted(a)	$0.18	$0.33
(Loss) earnings per common share—basic and diluted	$(0.68)	$0.04
Cash dividends declared per common share	$—	$0.44

SELECTED PERIOD-END BALANCES
Fair value of investment portfolio	$1,114,992	$1,512,416
Total assets	1,255,340	1,574,686
Borrowings	631,245	720,336
Total stockholders’ equity	609,531	810,203
Net asset value per common share outstanding(b)	$8.02	$12.36

OTHER PERIOD-END DATA
Average size of investment	$15,704	$19,145
Number of portfolio companies	71	79
Number of employees	70	98

RECONCILIATION OF DNOI TO NET OPERATING INCOME BEFORE NET INVESTMENT LOSSES, GAINS ON EXTINGUISHMENT OF DEBT AND TAX (BENEFIT) PROVISION
Net operating income before net investment losses, gains on extinguishment of debt and income tax (benefit) provision	$11,938	$21,266
Amortization of employee restricted stock awards	1,537	1,742

DNOI(a)	$13,475	$23,008

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING(c)
Basic	74,498	68,847
Diluted	74,498	68,847

NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD END	76,027	65,570

(a)

DNOI is net operating income before net investment losses, gains on extinguishment of debt and income tax (benefit) provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company but does not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

(b)	Based on common shares outstanding at period-end.
(c)

In accordance with FSP EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, we adjusted the weighted-average basic and diluted common shares outstanding for the three months ended March 31, 2008 to include participating restricted shares of common stock that received non-forfeitable dividends. See Note 9—(Loss) Earnings Per Share in the Notes to Condensed Consolidated Financial Statements for additional information. The implementation of this standard did not change our previously reported earnings per share for the quarter ended March 31, 2008.

The following table summarizes key financial data for MCG Capital Corporation for the three months ended March 31, 2009 and 2008. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended March 31,
(in thousands, except per share amounts)	2009		2008
PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$456,377		$452,445
Subordinated debt
Secured	303,490		513,467
Unsecured	27,823		32,722

Total debt investments	787,690		998,634

Equity investments
Preferred equity	277,893		449,978
Common equity/equivalents	49,409		63,804

Total equity investments	327,302		513,782

Total portfolio	$1,114,992		$1,512,416

% of total portfolio
Debt investments
Senior secured debt	40.9%		29.9%
Subordinated debt
Secured	27.2		34.0
Unsecured	2.5		2.1

Total debt investments	70.6		66.0

Equity investments
Preferred equity	24.9		29.8
Common equity/equivalents	4.5		4.2

Total equity investments	29.4		34.0

Total portfolio	100.0%		100.0%

YIELD ON AVERAGE LOAN PORTFOLIO (FAIR VALUE)
Average 90-Day LIBOR	1.2%		3.3%
Spread to avg. LIBOR on average loan portfolio	11.9		9.7
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1		—
Impact of previously unaccrued loans	—		—
Impact of non-accrual loans	(0.9)		(0.9)

Total yield on average loan portfolio	12.3%		12.1%

COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
% of loans with fixed interest rates	39.6%		37.9%
% of loans with floating interest rates	60.4%		62.1%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	4.8%		7.1%
Loans greater than 90 days past due	0.1%		1.2%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	14.5%		7.5%
Loans greater than 90 days past due	0.8%		1.3%

PORTFOLIO COMPANY OPERATING METRICS
Average annual revenue (a)	$86,028		$76,116
Average annual EBITDA (a)	9,272		10,517
Weighted average loan to value of non-broadly syndicated portfolio companies	63.8%		53.6%
Weighted average trailing twelve month equity EBITDA multiple(a)(b)(c)	8.3	x	10.2	x
Weighted average forward twelve month equity EBITDA multiple(a)(b)(c)	7.0	x	8.0	x
Weighted average EBITDA to interest ratio(a)	2.5	x	2.6	x
Weighted average debt to EBITDA ratio on the debt portfolio(c)	6.0	x	6.0	x

(a)	Excludes portfolio companies with limited or no operations.
(b)	Excludes portfolio companies valued on a liquidation basis.
(c)	For portfolio companies with a nominal EBITDA amount, the EBITDA multiple and maximum debt to EBITDA ratio is limited to 15x.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income and general and administrative expenses and the factors that may affect such results; our current strategic direction, including opportunistically monetizing assets, the preservation of liquidity, building our cash position, deleveraging our balance sheet and increasing our BDC asset coverage ratio; the amount, timing and price (relative to fair value) of asset monetizations; the timing of, and our ability to, repurchase equity, additional debt securities and make stockholder distributions; the application of losses for tax purposes during 2009; the management of our expense base relative to our asset size, including compensation of our employees; the level and timing of originations; the cause of net unrealized losses; the performance of our portfolio companies; the sufficiency of liquidity, future cash flows from operations and monetizations to meet operating expenses during the upcoming year; the outcome of our tax appeal with IRS; our ability to access our SBIC facility and to exclude debt from our BDC asset coverage ratio; general market conditions; economic and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.

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

ECONOMIC MARKET CONDITIONS

We are in a recession, which many believe may last longer and be more severe than other recent economic downturns. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, and the government’s infusion of cash into the auto industry, large insurers and numerous large banks in an effort to avoid their collapse or bankruptcy. Consumer confidence continued to deteriorate and unemployment figures significantly increased during the quarter. In addition, the stock market has continued to decline, with the S&P 500 and the NASDAQ Global Select Market (on which shares of MCG trades), declining by 11.7% and 2.8%, respectively, between December 31, 2008 and March 31, 2009.

Consistent with other companies in the financial services sector, we have been affected adversely by many of these events. The availability of debt and equity capital continues to be constrained. While the price of our stock rose from $0.71 as of December 31, 2008 to $1.28 as of March 31, 2009, our stock was trading at 16.0% of our net asset value as of March 31, 2009, thereby making it undesirable to issue new equity. In addition, the deterioration in consumer confidence and a general reduction in spending by both consumers and businesses have had an adverse effect on a number of the industries in which some of our portfolio companies operate and has led to an overall reduction in many of the comparable multiples that we use to estimate the fair value of certain companies in our investment portfolio. Consequently, during the three months ended March 31, 2009, we recorded $82.6 million of unrealized depreciation, which includes the reversal of a previously recorded unrealized appreciation on LMS Intellibound Investors, LLC, or LMS, realized on the sale of our investment in LMS in February 2009. When excluding net reversal of previously recorded unrealized appreciation, we recognized $69.5 million of unrealized depreciation on our investment portfolio primarily because of the performance of certain portfolio companies and a reduction in multiples and market pricing used to estimate the fair value of our investments. In addition, we suspended new loan and equity originations in July 2008; however, from time to time we continue to make advances to current portfolio companies.

During the quarter ended March 31, 2009, we continued to monitor evolving economic events and execute measures instituted in 2008 to build and retain liquidity, meet the requirements of regulators and our debt agreements, and reduce expenditures. We recognize that many of these measures have been difficult for our stockholders, our employees and our portfolio companies. Nonetheless, we believe these actions are necessary to preserve capital and liquidity during this turbulent economic period. If we are able to meet our goals with respect to leverage levels, unrestricted cash balances and credit agreement limitations, we will evaluate on a quarterly basis the potential repurchase of equity and additional debt securities at a discount, if available, and the resumption of stockholder distributions.

The following sections summarize the key initiatives that we undertook beginning 2008 and continuing throughout the quarter ended March 31, 2009.

MONETIZATIONS

Since the second half of 2008, we have focused on the monetization of certain debt and equity investments in our portfolio to deleverage our balance sheet and build cash reserves. Beginning in 2008 and continuing into 2009, the availability of capital became increasingly constrained. Thus, it has become more challenging to consummate monetizations on a timely basis. However, during the three months ended March 31, 2009, we successfully monetized $64.2 million of our portfolio investments (at close to our carrying value). On February 27, 2009, we sold our equity investment in LMS, for $40.5 million to MSouth Equity Partners. We made the original equity investment in LMS in May 2007. In addition, in February 2009, we received full repayment of our $21.5 million second-lien investment from Dayton parts Holding, LLC, a non-affiliate investment in our portfolio. This second-lien loan was repaid at par and $0.9 million above its most previously reported fair value. In 2008, we successfully monetized $155.6 million of our portfolio assets, including $92.1 million of monetizations (at close to our carrying value) during the second half of the year.

Since we began our deleveraging initiatives in July 2008, we cumulatively have completed a total of $169.2 million in investment monetizations, including 17 monetizations which were completed at 99.4% of their most recently reported fair value and one monetization, which was TNR Holdings Corp., or TNR, a distressed sale, was completed at 42.7% of its most recently reported fair value. In March 2009, three major customers notified TNR that they did not intend to renew their contracts. As a result, the revenues forecasted for TNR decreased by nearly 80%, which resulted in a significant decline in the fair value of our investment in TNR in March 2009. On April 20, 2009, TNR repaid in full its debt together with all accrued interest and we concurrently sold our equity in TNR for an aggregate between the two transactions of $11.7 million in cash. This combined transaction represented a $15.8 million additional loss compared to our reported fair value as of December 31, 2008. We will strive to continue monetizing assets over the course of the next several quarters; however, the timing of such monetizations depends largely upon future market conditions. We are under no contractual or other obligation to monetize assets at specified times, levels or prices.

BORROWING AGREEMENTS

On May 4, 2009, we elected to repay our unsecured revolving line of credit prior to the maturity of this facility, which will mature on May 29, 2009. We made this repayment as part of our continuing initiative to reduce our leverage.

In February 2009, we successfully renegotiated three of our debt facilities. These amendments relaxed key covenant requirements under the borrowing facilities. Most significantly, the minimum net worth requirement was reduced from $654.0 million to $525.0 million, plus 50% of the proceeds from post amendment date equity issuances in our secured warehouse facility and to $500.0 million for our unsecured privately placed notes. In addition, cross-default provisions related to our unsecured privately placed notes were modified so that the defaults under other non-recourse facilities would not be an event of default for the unsecured notes. We also obtained a liquidity renewal and covenant relief from SunTrust for our committed secured warehouse facility, which resulted in a final maturity for this facility of August 2011.

As described more fully in the Liquidity and Capital Resources—Borrowings section of this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, we agreed to increase the interest rates paid under the facilities. These amendments provide us with continuing debt financing with repayment terms that are tied to future monetizations.

In addition to the borrowing facilities described above, our wholly owned subsidiary, Solutions Capital I, LP has a license which allows us to borrow up to $130.0 million under the Small Business Investment Act of 1958, based upon our current commitment and existing approval by the SBA. As of March 31, 2009, we had $27.6 million of debt under the facility. We must repay these borrowings within ten years after the borrowing date, which will occur between 2018 and 2022. In October 2008, we received exemptive relief from the Securities and Exchange Commission, or SEC, that, among other things, allows us effectively to exclude debt issued by Solutions Capital I, LP from the calculation of our consolidated BDC asset coverage ratio. The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage to available SBIC companies to up to $150.0 million, which represents a $12.9 million increase over SBA’s $137.1 million maximum limit as of December 31, 2008. Solutions Capital I, LP would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $65.0 million, in addition to the $18.6 million that we had funded through March 31, 2009. There is no assurance that we could draw up to the maximum limit available under the SBIC program.

DIVIDEND SUSPENSION

We did not declare dividends during the quarter ended March 31, 2009. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which could result in a significant reduction to our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009, which could result in no payments being made in 2009. Variables that could necessitate a dividend in 2009 to meet our RIC requirements include the actual timing of gains and losses for tax purposes, equity investment monetizations and distributions in the event that all or part of our appeal with the IRS is unsuccessful. We will make our decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity and our asset coverage ratio at the time of such decision.

REPURCHASE OF COLLATERALIZED LOAN OBLIGATIONS

In January 2009, we repurchased $7.5 million of collateralized loan obligations for $2.1 million that had previously been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1. As a result of this purchase, we recognized a $5.4 million gain on extinguishment of debt for the quarter ended March 31, 2009. In total, since December 2008, we have repurchased a total of $22.6 million of collateralized loan obligations.

In addition to being able to extinguish this debt for less than 27% of the principal amount of the associated notes, our interest expense will be reduced by approximately $0.7 million of annual interest expense, based on the LIBOR in effect as of March 31, 2009, over the remaining life of the Commercial Loan Trust 2006-1 facility.

CORPORATE RESTRUCTURING

In August 2008, we announced the implementation of a corporate restructuring that resulted in lower incentive compensation for our executives, a 27% reduction in our workforce and the closure of certain facilities. Subsequent to the August 2008 reduction in force, another six employees left MCG, whom we do not expect to replace in the near-term. In total, including our reduction in force and voluntary terminations, we have reduced the workforce from 101 to 69, or 32%, since we began our cost reduction initiatives. To further control our general and administrative expenses, we implemented a base salary freeze for essentially all personnel. We plan to manage our expense base relative to our asset size as the portfolio decreases through monetizations.

OVERVIEW OF RESULTS OF OPERATIONS

For the three months ended March 31, 2009, which represents our first quarter, we reported a net loss of $50.9 million, or $0.68 per diluted share, compared to net income of $2.5 million, or $0.04 per diluted share, for the three months ended March 31, 2008. Our net operating income during the first quarter of 2009 was $11.9 million, or $0.16 per diluted share, compared to $21.3 million, or $0.31 per diluted share, during the first quarter of 2008.

The $50.9 million net loss reported for the three months ended March 31, 2009 primarily reflects the recognition of $68.3 million of net investment losses during the first quarter of 2009. These investment losses included $14.3 million of realized gains on our investments, partially offset by a $13.1 million reversal of unrealized appreciation on these investments and $69.5 million of unrealized depreciation which represents valuation write-downs of several portfolio investments, including $15.8 million of unrealized depreciation on our investment in TNR and $13.5 of unrealized depreciation on our investment in Total Sleep Holdings, Inc., or Total Sleep. The unrealized depreciation recognized on our TNR and Total Sleep investments and our other portfolio investments was due predominantly to the performance of some portfolio companies and a reduction in the multiples used to estimate the fair value of our investments.

The $11.9 million of net operating income that we reported for the quarter ended March 31, 2009 was consistent with our expectations for the quarter. The $9.3 million, or 43.9%, decrease in net operating income during the first quarter of 2009 from the same quarter in 2008 was attributable primarily to the absence of dividend income on our Broadview investment, which we ceased to accrete beginning in the quarter ended June 30, 2008, because our fair value for this investment represents Broadview’s enterprise value.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

As of March 31, 2009, the fair value of our investment portfolio was $1,115.0 million, which represents an $88.1 million, or 7.3%, decrease from the $1,203.1 million fair value as of December 31, 2008. The following sections describe the composition of our investment portfolio as of March 31, 2009 and describe key changes in our portfolio during the three months ended March 31, 2009.

PORTFOLIO COMPOSITION

The following table summarizes the composition of our investment portfolio at fair value:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$456,377	40.9%	$428,817	35.7%
Subordinated debt
Secured	303,490	27.2	351,425	29.2
Unsecured	27,823	2.5	28,081	2.3

Total debt investments	787,690	70.6	808,323	67.2

Equity investments
Preferred equity	277,893	24.9	339,576	28.2
Common/common equivalents equity	49,409	4.5	55,249	4.6

Total equity investments	327,302	29.4	394,825	32.8

Total investments	$1,114,992	100.0%	$1,203,148	100.0%

The following table summarizes our investment portfolio by industry at fair value:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC	$170,347	15.3%	$173,789	14.4%
Communications—other	17,127	1.5	17,403	1.5
Cable	122,815	11.0	119,134	9.9
Healthcare	111,420	10.0	123,589	10.3
Food services	82,577	7.4	81,935	6.8
Business services	74,613	6.7	77,213	6.4
Broadcasting	59,637	5.4	66,401	5.5
Plastic products	54,366	4.9	45,317	3.8
Logistics	46,217	4.1	66,950	5.6
Electronics	41,833	3.8	42,018	3.5
Laboratory instruments	35,494	3.2	35,054	2.9
Publishing	34,554	3.1	34,743	2.9
Sporting goods	31,672	2.8	36,531	3.0
Industrial products	29,138	2.6	26,246	2.2
Education	29,074	2.6	29,062	2.4
Technology	28,481	2.6	35,980	3.0
Home furnishings	24,255	2.2	27,899	2.3
Insurance	21,434	1.9	21,258	1.8
Consumer products	20,954	1.9	22,855	1.9
Leisure activities	13,921	1.2	13,816	1.2
Other media	12,426	1.1	11,940	1.0
Entertainment	12,216	1.1	28,268	2.4
Information services	11,688	1.0	13,618	1.1
Other(a)	28,733	2.6	52,129	4.2

Total	$1,114,992	100.0%	$1,203,148	100.0%

(a)	No individual industry within this category exceeds 1% as of March 31, 2009.

As of March 31, 2009, our ten largest portfolio companies comprised 45.4% of the fair value of our investment portfolio. These ten customers accounted for 42.6% of our total revenue during the three months ended March 31, 2009. As of March 31, 2009, approximately 16.8% of the fair value of our portfolio was invested in companies in the communications industry, of which 15.3% were competitive local exchange carriers, or CLECs. Our largest portfolio company, Broadview, which is a CLEC, represents 12.2% of the fair value of our portfolio. Our remaining investments in the communications industry include telecommunications tower companies, rural local exchange carriers, Internet service providers, wireless companies and security alarm companies. See Results of Operations for additional information regarding our investment in Broadview.

OVERVIEW OF CHANGES IN INVESTMENT PORTFOLIO

During the three months ended March 31, 2009, we made $52.8 million of originations and advances, including originations to four existing portfolio companies compared to $37.2 million of originations and advances during the three months ended March 31, 2008. The following table summarizes our total portfolio investment activity during the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(in thousands)	2009	2008
Beginning investment portfolio	$1,203,148	$1,545,090
Originations and advances	52,806	37,193
Gross payments, reductions and sales of securities	(72,663)	(51,571)
Net unrealized losses	(69,134)	(18,713)
Net realized gains	14,222	200
(Additions to) amortization of unearned income	(291)	720
Reversals of unrealized appreciation	(13,096)	(503)

Ending investment portfolio	$1,114,992	$1,512,416

The following table shows our originations and advances during the three months ended March 31, 2009 and 2008 by security type:

	Three months ended March 31,
	2009		2008
(dollars in thousands)	$	% of Total	$	% of Total
Debt investments
Senior secured debt	$41,778	79.1%	$9,782	26.3%
Subordinated debt
Secured	4,076	7.7	8,888	23.9
Unsecured	127	0.3	804	2.2

Total debt investments	45,981	87.1	19,474	52.4

Equity investments
Preferred equity	6,825	12.9	17,710	47.6
Common/common equivalents equity	—	—	9	—

Total equity investments	6,825	12.9	17,719	47.6

Total originations and advances	$52,806	100.0%	$37,193	100.0%

The following table shows our gross payments, reductions, and sales of securities during the three months ended March 31, 2009 and 2008 by security type:

	Three months ended March 31,
	2009		2008
(dollars in thousands)	$	% of Total	$	% of Total
Debt investments
Senior secured debt	$7,777	10.7%	$33,532	65.0%
Subordinated debt
Secured	22,171	30.5	13,696	26.6
Unsecured	—	—	—	—

Total debt investments	29,948	41.2	47,228	91.6

Equity investments
Preferred equity	42,289	58.2	3,592	7.0
Common/common equivalents equity	426	0.6	751	1.4

Total equity investments	42,715	58.8	4,343	8.4

Total gross payments, reductions and sales of securities	$72,663	100.0%	$51,571	100.0%

During the three months ended March 31, 2009 and 2008, our gross payments, reductions and sales of securities by transaction type included:

	Three months ended March 31,
(in thousands)	2009	2008
Sale of equity investments	$37,518	$743
Principal repayments	21,500	27,332
Scheduled principal amortization	8,083	9,773
Collection of accrued paid-in-kind interest and dividends	5,562	2,990
Senior loan sales	—	10,733

Total gross payments, reductions and sales of securities	$72,663	$51,571

SIGNIFICANT CHANGES IN PORTFOLIO

As shown in the following table, during the three months ended March 31, 2009, we monetized four portfolio investments with a fair value totaling $64.2 million:

(in thousands)	Three months ended March 31, 2009
Portfolio Company	Principal Repayments	Sale of Equity investments	Senior Loan Sales	PIK Interest and Dividend Prepayments(a)	Total
LMS Intellibound Investors, LLC	$—	$35,907	$—	$4,557	$40,464
Dayton Parts Holdings, LLC	21,500	—	—	—	21,500
Jenzabar, Inc.	—	1,185	—	640	1,825
Xfone, Inc.	—	426	—	—	426

Total	$21,500	$37,518	$—	$5,197	$64,215

(a)	Only includes paid-in-kind interest and dividends related to the prepayment of an investment.

The proceeds from these monetizations, with the exception of Xfone, Inc., correlated closely with the most recently reported fair value of the associated investments. In conjunction with the sale of our equity interest in LMS, we issued $7.1 million of additional debt to LMS. As of March 31, 2009, the fair value of our debt investment in LMS equaled $46.2 million.

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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of March 31, 2009 and December 31, 2008:

(dollars in thousands)	March 31, 2009			December 31, 2008
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$669,004	(a)	60.0%	$719,765	(a)	59.8%
2	179,499		16.1	206,829		17.2
3	232,714		20.9	233,172		19.4
4	19,257		1.7	32,648		2.7
5	14,518		1.3	10,734		0.9

	$1,114,992		100.0%	$1,203,148		100.0%

(a)

As of March 31, 2009 and December 31, 2008, Investment Rating “1” includes $316.9 million and $362.9 million, respectively, of loans to companies in which we also hold equity securities or for which we realized a gain on our equity investment.

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

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at cost, as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$7,885	0.84%	$4,989	0.54%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$7,885	0.84%	$4,989	0.54%

Loans on non-accrual status
0 to 90 days past due	$127,990	13.69%	$114,495	12.44%
Greater than 90 days past due	7,885	0.84	4,989	0.54

Total loans on non-accrual status)	$135,875	14.53%	$119,484	12.98%

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$371	0.05%	$695	0.09%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$371	0.05%	$695	0.09%

Loans on non-accrual status
0 to 90 days past due	$37,567	4.73%	$38,619	4.77%
Greater than 90 days past due	371	0.05	695	0.09

Total loans on non-accrual status	$37,938	4.78%	$39,314	4.86%

The $1.3 million decrease from December 31, 2008 to March 31, 2009 resulted from unrealized depreciation of $12.3 million on loans that were on non-accrual status as of December 31, 2008. These decreases were partially offset by the placement of $11.0 million of other loans on non-accrual status, including $9.6 million of loans made to portfolio companies in the broadcasting industry.

RESULTS OF OPERATIONS

The following section compares our results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The following table summarizes the components of our net (loss) income for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,		Variance
(dollars in thousands)	2009	2008	$	Percentage
Revenue
Interest and dividend income
Interest income	$24,054	$29,829	$(5,775)	(19.4)%
Dividend income	1,824	11,721	(9,897)	(84.4)
Loan fees	719	849	(130)	(15.3)

Total interest and dividend income	26,597	42,399	(15,802)	(37.3)
Advisory fees and other income	1,209	597	612	102.5

Total revenue	27,806	42,996	(15,190)	(35.3)

Operating expenses
Interest expense	6,558	10,300	(3,742)	(36.3)
Employee compensation
Salaries and benefits	3,798	6,206	(2,408)	(38.8)
Amortization of employee restricted stock	1,537	1,742	(205)	(11.8)

Total employee compensation	5,335	7,948	(2,613)	(32.9)
General and administrative expense	3,975	3,482	493	14.2

Total operating expenses	15,868	21,730	(5,862)	(27.0)

Net operating income before net investment losses, gain on extinguishment of debt and income tax (benefit) provision	11,938	21,266	(9,328)	(43.9)
Net investment losses before gain on extinguishment of debt and income tax (benefit) provision	(68,331)	(18,598)	(49,733)	NM

Gain on extinguishment of debt	5,275	—	5,275	NM

Income tax (benefit) provision	(172)	170	342	NM

Net (loss) income	$(50,946)	$2,498	$(53,444)	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the three months ended March 31, 2009, our total revenue was $27.8 million, which represents a $15.2 million, or 35.3%, decrease from the three months ended March 31, 2008. This decline was composed primarily of: a $9.9 million, or 84.4%, decrease in dividend income; a $5.8 million, or 19.4%, decrease in interest income; and a $0.1 million, or 15.3%, decrease in loan fees. These decreases were partially offset by a $0.6 million, or 102.5%, increase in advisory fees and other income. We expect that our revenues will be below historical levels until such time that interest rates rise and/or we recommence originating new investments. The following sections describe the reasons for these variances.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates and the balance of loans on non-accrual status for which we are not accruing interest. During the three months ended March 31, 2009, the total yield on our average debt portfolio at fair value was 12.3% compared to 12.1% during the three months ended March 31, 2008. The weighted-average LIBOR was 1.2% during the three months ended March 31, 2009, compared to 3.3% during the three months ended March 31, 2008. The spread to average LIBOR on our average loan portfolio at fair value during the three months ended March 31, 2009 was 11.1% compared to 8.9% during the three months ended March 31, 2008, due to the decrease in LIBOR increasing the spreads on our fixed rate loans and loans with LIBOR floors, a decrease in the fair value of loans on non-accrual, and an increase in some of our rates on loans that we have amended since March 31, 2008.

During the three months ended March 31, 2009, interest income was $24.0 million, compared to $29.8 million during the three months ended March 31, 2008, which represented a $5.8 million, or 19.4%, decrease. This decrease reflected a $6.2 million decrease resulting from a 202 basis point reduction in average LIBOR and a $7.3 million decrease in interest income resulting from a decline in average loan balances. These decreases were partially offset by a $4.7 million increase in interest income resulting from a 221 basis point increase in our spread to LIBOR and a $3.0 million increase in interest income resulting from a change in the average fair value daily balance of loans that are on non-accrual status.

Interest income includes certain amounts that we have not received in cash, such as contractual paid-in-kind, or PIK, interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid by either contract or the portfolio company’s choice, but is generally paid at the end of the loan term. The following table shows the PIK related activity for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(in thousands)	2009	2008
Beginning PIK loan balance	$26,354	$17,685
PIK interest earned during the period	4,294	3,788
Interest receivable converted to PIK	749	1,341
Principal payments of cash on PIK loans	(365)	(2,643)

Ending PIK loan balance	$31,032	$20,171

DIVIDEND INCOME

We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. The following table summarizes our dividend activity for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(in thousands)	2009	2008
Beginning accrued dividend balance	$91,770	$75,614
Dividend income earned during the period	1,824	11,721
Payment of dividends	(5,196)	(345)

Ending accrued dividend balance	$88,398	$86,990

During the three months ended March 31, 2009, our dividend income was $1.8 million, which represented a $9.9 million, or 84.4%, decrease from the three months ended March 31, 2008. During the second quarter of 2008, we stopped accreting dividends on our Broadview investment, because our fair value reflects the full value of this investment. As a result, during the three months ended March 31, 2009, we did not accrete any dividends from our Broadview investment, as compared to the $8.0 million of dividends we accreted for this investment during the three months ended March 31, 2008. We also ceased to accrete dividends on our equity investment in Jet Plastica Investors, LLC after March 2008, which resulted in a $0.7 million decrease in dividend income for the three months ended March 31, 2009. In addition, we ceased to accrete dividends on three smaller investments, which resulted in an additional $0.6 million reduction in dividend income.

In February 2009, the sale of our equity investment in LMS resulted in the payment of $4.6 million of dividends that we had accreted up to that date.

LOAN FEES

Loan fees include origination fees on loans that we defer and amortize into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary.

During the three months ended March 31, 2009, our loan fees decreased $0.1 million, or 15.3%, compared to the same period in 2008 primarily because of decreased loan origination activity. We anticipate that loan origination activity during the remainder of 2009 will continue to be lower than historical levels.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended March 31, 2009, we earned $1.2 million of advisory fees and other income, which represents a $0.6 million, or 102.5%, increase from the three months ended March 31, 2008. This increase was due primarily to a large advisory fee we earned in connection with the LMS transaction during the three months ended March 31, 2009.

TOTAL OPERATING EXPENSES

Total operating expenses include interest, employee compensation and general and administrative expenses. During the three months ended March 31, 2009, we incurred $15.9 million of operating expenses, representing a $5.9 million, or 27.0%, decrease from the same quarter in the prior year. This decrease was composed of a $3.7 million decrease in interest expense and a $2.6 million decrease in employee compensation expenses. These decreases were partially offset by a $0.5 million increase in general and administrative expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During the three months ended March 31, 2009, we incurred $6.6 million of interest expense, which represented a $3.7 million, or 36.3%, decrease from the same period in 2008. The previously described reduction in average LIBOR from 3.3% in the first quarter of 2008 to 1.2% in the first quarter of 2009 resulted in a $3.4 million decrease in interest expense. In addition, a decrease in average borrowing balances resulted in a $1.1 million decrease in interest expense. These decreases were partially offset by $0.2 million of additional interest, resulting from a widening of the interest rate spread from 2.1% during the three months ended March 31, 2008 to 2.2% during the three months ended March 31, 2009; and $0.6 million of additional interest, resulting from increases in our amortization of debt costs. As discussed in Liquidity and Capital Resources—Borrowings, we renegotiated amendments to three of our debt facilities in February 2009.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended March 31, 2009, our employee compensation expense was $5.3 million, which represented a $2.6 million, or 32.9%, decrease from the same period in 2008. Salaries and benefits decreased by $2.4 million, or 38.8%, primarily because of our corporate restructuring initiative in August 2008, which resulted in a $1.3 million decrease in incentive bonuses for the first three months of 2009 compared to the first three months in 2008 and a 27% reduction in our workforce beginning in August 2008. Subsequent to the August 2008 reduction in force, six additional employees left MCG, whom we do not expect to replace in the near term. The reduction in force and voluntary terminations were the primary reasons for the remaining $1.1 million decrease in employee salaries and benefits during the first quarter of 2009. To further control our general and administrative expenses, we implemented a base salary freeze for essentially all personnel.

During the three months ended March 31, 2009, we recognized $1.5 million of compensation expense related to restricted stock awards, compared to $1.7 million for the three months ended March 31, 2008, which represented a $0.2 million, or 11.8%, decrease. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in the amortization of employee restricted stock, partially offset by additional amortization that we recognized on 1,336,000 shares of restricted stock awarded to employees after the first quarter of 2008 under our Amended and Restated 2006 Employee Restricted Stock Plan, including 648,000 shares of restricted stock awarded as part of the MCG Capital 2008 Retention Program.

GENERAL AND ADMINISTRATIVE

During the three months ended March 31, 2009, general and administrative expense increased to $4.0 million, which represented a $0.5 million, or 14.2%, increase over the same period in 2008. This increase was primarily attributable to an increase in professional fees incurred during the first quarter of 2009.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSSES, GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX (BENEFIT) PROVISION

Net operating income before net investment losses, gains on extinguishment of debt and income tax (benefit) provision for the three months ended March 31, 2009 totaled $11.9 million, compared with $21.3 million for the three months ended March 31, 2008. This decrease is due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

Distributable net operating income, or DNOI, is net operating income before net investment losses, gain on extinguishment of debt and income tax (benefit) provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents expenses of the company, but does not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

During the three months ended March 31, 2009, DNOI was $13.5 million, or $0.18 per share, compared to $23.0 million, or $0.33 per share, for the three months ended March 31, 2008. The following table shows a reconciliation of our reported net operating income before net investment losses, gain on extinguishment of debt and income tax (benefit) provision to DNOI for the quarters ended March 31, 2009 and 2008:

	Three months ended March 31,
(in thousands, except per share data)	2009	2008
Net operating income before net investment losses, gain on extinguishment of debt and income tax (benefit) provision	$11,938	$21,266
Amortization of employee restricted stock awards	1,537	1,742

DNOI	$13,475	$23,008

Weighted-average common shares outstanding(b)
Basic	74,498	68,847
Diluted	74,498	68,847

(Loss) earnings per common share—basic and diluted	$(0.68)	$0.04
Net operating income before net investment losses, gain on extinguishment of debt and income tax (benefit) provision per common share—basic and diluted	$0.16	$0.31
DNOI per common share—basic and diluted(a)	$0.18	$0.33

(a)

DNOI is net operating income before net investment losses, gain on extinguishment of debt and income tax (benefit) provision, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, adjusted for amortization of employee restricted stock awards. Amortization of employee restricted stock awards represents a non-cash company expense. DNOI includes paid-in-kind, or PIK, interest and dividend income that generally are not payable on a regular basis, but rather at maturity or when declared. DNOI is not an alternative to measures computed in accordance with GAAP, such as net operating income, net income, earnings per share and cash flows. Instead, DNOI is a non-GAAP metric that provides supplemental information about our business performance to consider together with GAAP measures.

(b)

In accordance with FSP EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, we adjusted the weighted-average basic and diluted common shares outstanding for the three months ended March 31, 2008 to include participating restricted shares of common stock that received non-forfeitable dividends. See Note 9—(Loss) Earnings Per Share in the Notes to Condensed Consolidated Financial Statements for additional information. The implementation of this standard did not change our previously reported earnings per share; however, DNOI decreased by one cent per share for the quarter ended March 31, 2008.

NET INVESTMENT LOSSES BEFORE GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX (BENEFIT) PROVISION

During the three months ended March 31, 2009, we incurred $68.3 million of net investment losses before gain on extinguishment of debt and income tax (benefit) provision, compared to $18.6 million during the same period in 2008. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation appreciation at the time that we realize the gain or loss.

The following table summarizes our realized and unrealized (losses) and gains on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2009:

		Three months ended March 31, 2009
(dollars in thousands)	Industry	Type	Realized (Loss)/Gain	Unrealized (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss)/ Gain
Portfolio Company
TNR Holdings Corp.	Entertainment	Control	$—	$(15,802)	$—	$(15,802)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(13,540)	—	(13,540)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(6,218)	—	(6,218)
Jenzabar, Inc.	Technology	Non-affiliate	—	(5,733)	—	(5,733)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(4,955)	—	(4,955)
Broadview Networks Holdings, Inc.	Communications	Control	—	(3,822)	—	(3,822)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(3,522)	—	(3,522)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(3,511)	—	(3,511)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(2,679)	—	(2,679)
Avenue Broadband LLC	Cable	Control	—	(2,085)	—	(2,085)
Xpressdocs Holdings, Inc.	Business Services	Non-affiliate	—	(1,996)	—	(1,996)
VOX Communications Group Holdings, LLC	Broadcasting	Non-affiliate	—	(1,256)	—	(1,256)
XFone, Inc.	Communications	Affiliate	(1,969)	—	1,969	—
LMS Intellibound Investors, LLC	Logistics	Control	16,257	(1,014)	(15,065)	178
Other (< $1 million net (loss) gain)			(35)	(3,355)	—	(3,390)

Total			$14,253	$(69,488)	$(13,096)	$(68,331)

As shown in the above table, we recorded $15.8 million of unrealized depreciation on TNR and $13.5 million of unrealized depreciation on Total Sleep, primarily resulting from a reduction of the market pricing and multiples that we used to estimate their fair value. These changes and the remaining unrealized depreciation shown in the above table resulted predominantly from a change in the performance of certain of the portfolio companies, and, to a lesser extent, the multiples that we used to estimate the fair value of the investments.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2008:

(in thousands)			Three Months Ended March 31, 2008
Portfolio Company	Industry	Type	Realized Gain	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Depreciation)	Net Gain/ (Loss)
JetBroadband Holdings, LLC	Cable	Control	$—	$(6,155)	$—	$(6,155)
Working Mother Media, Inc.	Publishing	Control	—	(3,890)	—	(3,890)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(2,568)	—	(2,568)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(2,477)	—	(2,477)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(2,290)	—	(2,290)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(1,396)	—	(1,396)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(1,045)	—	(1,045)
National Product Services, Inc.	Business Services	Control	—	1,128	—	1,128
Total Sleep Holdings, Inc.	Healthcare	Control	—	6,522	—	6,522
Other (< $1 million net (loss) gain)			200	(6,542)	(85)	(6,427)

Total			$200	$(18,713)	$(85)	$(18,598)

GAIN ON EXTINGUISHMENT OF DEBT

In January 2009, we repurchased $7.5 million of collateralized loan obligations for $2.1 million that previously had been issued by our wholly owned subsidiary, Commercial Loan trust 2006-1. As a result of this purchase, we recognized a $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009. Partially offsetting this gain was a $0.1 million premium we incurred when we repurchased some of our debt on March 2009.

INCOME TAX (BENEFIT) PROVISION

During the three months ended March 31, 2009, we recorded a $0.2 million income tax benefit compared to a $0.2 million income tax provision during the three months ended March 31, 2008. Our income taxes primarily relate to unrealized gains and losses on our investments and the performance of certain of our investments that are held in taxable subsidiaries.

In December 2007, we received an examination report from the Internal Revenue Service, or IRS, related to their audit of our tax returns for the 2004 and 2005 tax years. The IRS has proposed changes to certain deductions made by us for those years, most of which are related to the timing of certain realized losses in the portfolio. We are in the process of appealing the proposed changes, and we currently believe that it is more likely than not that our appeal will be successful. There can be no assurance that our appeal will be successful with respect to any or all of the changes proposed by the IRS. If we are not successful appealing the adjustments proposed by the IRS, we could be subject to penalties and interest of up to approximately $17.8 million. If our belief that we are more likely than not to be successful with our appeal changes, we will accrue an estimate of the amounts due. In the event that our appeal is unsuccessful, we also could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions.

NET (LOSS) INCOME

During the three months ended March 31, 2009, we incurred a net loss of $50.9 million, compared to net income of $2.5 million during the three months ended March 31, 2008. The decrease in net income is attributable to the items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

As of March 31, 2009 and December 31, 2008, we had $50.3 million and $46.1 million, respectively, in cash and cash equivalents. In addition, as of March 31, 2009 and December 31, 2008, we had $41.8 million and $37.5 million, respectively, in cash, securitization accounts, as well as $20.1 million and $1.0 million of restricted cash as of March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2008 and in January 2009, we invested cash on hand in interest bearing deposit accounts. However, beginning in February 2009, we maintained our cash on hand in non-interest bearing accounts, which are fully insured by the U.S. Federal Deposit Insurance Corporation, or FDIC, through December 31, 2009 under the FDIC’s Temporary Liquidity Guarantee Program.

Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. In other cases, we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand and availability under our debt facilities to cover current funding requirements and operational needs.

Cash, restricted accounts primarily consist of cash held by Solutions Capital I, LP, our SBIC. This cash is generally restricted to the origination of new loans from our SBIC.

During the first quarter of 2009, our operating activities provided $16.5 million of cash, compared to $32.2 million during the first quarter of 2008, which represents a $15.7 million decrease. Our operating activities provided less cash during the first three months of 2009 primarily because we increased the advances that we made to portfolio companies by $26.2 million. Also contributing to the decrease was a $16.4 million increase in cash held in securitization and restricted cash accounts. These were partially offset by an increase in our principal collections by $20.1 million. The remaining difference in the cash provided by our operations in the first quarter of 2009 primarily reflects additional cash used for our other assets and liabilities. During the first quarter of 2009, our financing activities used $12.4 million of cash, compared to $43.5 million for the first quarter of 2008. This $31.1 million decrease in cash used by financing activities was due primarily to a $30.6 million decrease in net payments on borrowings and a $28.9 million decrease in the distributions paid on our common stock. These amounts were partially offset by a $24.8 million net increase in cash—securitization accounts for paydown of principal of debt.

We believe our current liquidity, combined with our future cash flows from operations and expected monetizations should provide sufficient liquidity to meet our operating expenses during the upcoming year.

CURRENT MARKET CONDITIONS

We are in a recession, which many believe will be longer and deeper than those of recent memory. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, and the government’s infusion of cash into the auto industry, large insurers and numerous large banks in an effort to avoid their collapse or bankruptcy. Consumer confidence continued to deteriorate and unemployment figures significantly increased during the quarter. In addition, the stock market has continued to decline, with the S&P 500 and the NASDAQ Global Select Market (on which MCG trades), declining by 11.7% and 2.8%, respectively, between December 31, 2008 and March 31, 2009.

Consistent with other companies in the financial services sector, we have been affected adversely by many of these events. The availability of debt and equity capital continues to be constrained. While the price of our stock rose from $0.71 as of December 31, 2008 to $1.28 as of March 31, 2009, our stock was trading at 16.0% of our net asset value as of March 31, 2009, thereby making it undesirable to issue new equity. In addition, the deterioration in consumer confidence and a general reduction in spending by both consumers and businesses has had an adverse effect on a number of the industries in which some of our portfolio companies operate and has led to an overall reduction in many of the comparable multiples that we use to estimate the fair value of certain companies in our investment portfolio. Consequently, during the three months ended March 31, 2009, we recorded $82.6 million unrealized depreciation, which includes the reversal of a previously recorded unrealized appreciation on LMS, realized on the sale of our investment in LMS, in February 2009. When excluding net reversal of previously recorded unrealized appreciation, we recognized $69.5 million of unrealized depreciation on our investment portfolio primarily because of the performance of certain portfolio companies and a reduction in multiples and market pricing used to estimate the fair value of our investments. In addition, we suspended new loan and equity originations in July 2008; however, from time to time we continue to make advances to current portfolio companies.

During the quarter ended March 31, 2009, we continued to monitor evolving economic events and execute measures instituted in 2008 to retain liquidity, meet the requirements of regulators and debt agreements, and reduce expenditures. We recognize that many of these measures have been difficult for our stockholders, our employees and our portfolio companies. Nonetheless, we believe these actions are necessary to preserve capital and liquidity during this turbulent economic period. If we are able to meet our goals with respect to leverage levels, unrestricted cash balances and credit agreement limitations, we will evaluate on a quarterly basis the potential repurchase of equity and additional debt securities at a discount, if available, and the resumption of stockholder distributions. The following sections summarize the key initiatives that we undertook during 2008 and continued throughout the quarter ended March 31, 2009.

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

Major initiatives that we started during 2008, which are continuing in 2009, are summarized below:

•

Monetizations—Since the second half of 2008, we have focused on the monetization of certain debt and equity investments in our portfolio to deleverage our balance sheet and build cash reserves. Beginning in 2008 and continuing into 2009, the availability of capital became increasingly constrained. Thus, it has become more challenging to consummate monetizations on a timely basis. However, during the three months ended March 31, 2009, we successfully monetized $64.2 million of our portfolio investments (at close to our carrying value). On February 27, 2009, we sold our equity investment in LMS for $40.5 million to MSouth Equity Partners. We made the original equity investment in LMS in May 2007. In addition, in February 2009, we received full repayment of our $21.5 million second-lien investment from Dayton Parts Holding, LLC, a non-affiliate investment in our portfolio. This second-lien loan was repaid at par and $0.9 million above its most previously reported fair value. In 2008, we successfully monetized $155.6 million of our portfolio assets, including $92.1 million of monetizations (at close to our carrying value) during the second half of the year.

Since we began our deleveraging initiatives in July 2008, we cumulatively have completed a total of $169.2 million in investment monetizations, including 17 monetizations which were completed at 99.4% of their most recently reported fair value and one monetization, which was the TNR distressed sale, was completed at 42.7% of its most recently reported fair value. In March 2009, three major customers notified TNR that they did not intend to renew their contracts. On April 20, 2009, TNR repaid in full its debt together with all accrued interest and we concurrently sold our equity in TNR for an aggregate between the two transactions of $11.7 million in cash. This combined transaction represented a $15.8 million additional loss compared to our reported fair value as of December 31, 2008. We will strive to continue monetizing assets over the course of the next several quarters; however, the timing of such monetizations depends largely upon future market conditions. We are under no contractual or other obligation to monetize assets at specified times, levels or prices.

•

Renegotiation of Agreements—In February 2009, we successfully amended the agreements for our revolving credit facility, our secured warehouse facility and our privately placed notes. Most significantly, these amendments relaxed key covenant requirements under the borrowing facilities. The minimum net worth requirement was reduced from $654.0 million to $525.0 million, plus 50% of the proceeds from post-amendment date equity issuances, in the secured warehouse facility and to $500.0 million for the revolving credit facility and the privately placed notes. In addition, cross-default provisions in the agreement for our privately placed notes were modified so that defaults under other non-recourse credit facilities would not be an event of default for the privately placed notes. In addition, in February 2009, the lender for our secured warehouse facility provided its annual renewal of its liquidity facility that supports our secured warehouse credit facility, which resulted in a final legal maturity for this facility of August 2011.

In exchange for these concessions, we agreed to increase the interest rates paid for borrowings under these facilities and to apply a portion of the proceeds from future monetizations to reduce the outstanding borrowings and the borrowing capacity under these facilities. In addition, our borrowing commitment under the secured warehouse facility was reduced from $250.0 million to $190.0 million. As of March 31, 2009, we had $185.5 million outstanding under this facility. The borrowing capacity for our revolving credit facility was reduced from $70.0 million to $35.0 million. As of March 31, 2009, we had $31.2 million outstanding under our revolving credit facility. On May 4, 2009, we elected to repay our unsecured revolving line of credit prior to the maturity of this facility. We made this repayment as part of our continuing initiative to reduce our leverage.

These amendments will provide us with continuing debt financing and the repayment terms that we established for these facilities, which are generally tied to future monetizations, provide a contingency-based mechanism for us to repay a portion of these obligations as liquidity becomes available.

•

Corporate Restructuring— In August 2008, we announced the implementation of a corporate restructuring that resulted in lower incentive compensation for our executives, a 27% reduction in our workforce and the closure of certain facilities. Subsequent to the August 2008 reduction in force, another six employees left MCG, whom we do not expect to replace. In total, including our reduction in force and voluntary terminations, we have reduced the workforce from 101 to 69, or 32%, since we began our cost reduction initiatives. To further control our general and administrative expense, we implemented a salary freeze for virtually all personnel for 2009. We plan to manage our expense base relative to our asset size as the portfolio decreases through monetizations.

•

Dividend Suspension—We did not declare dividends during the quarter ended March 31, 2009. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which could result in a significant reduction to our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009, which could result in no payments being made in 2009. Variables that could necessitate a dividend in 2009 to meet our RIC requirements include the actual timing of gains and losses for tax purposes, equity investment monetizations and distributions in the event that all or part of our appeal with the IRS is unsuccessful. We will make our decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity and our asset coverage ratio at the time of such decision.

•

Origination Reductions—We have suspended new loan and equity origination activities. We believe that until the cost of our capital decreases, the best use for our unrestricted cash is to build liquidity and repurchase our debt and equity securities, subject to limitations set forth in the 1940 Act and restrictive covenants in our borrowing agreements. From time to time, we may make advances to existing portfolio companies.

•

Repurchases of Collateralized Loan Obligations—In January 2009, we repurchased $7.5 million of collateralized loan obligations for $2.1 million that had previously been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1. As a result of this purchase, we recognized a $5.4 million gain on extinguishment of debt for the quarter ended March 31, 2009. In total, since December 2008, we have repurchased a total of $22.6 million of collateralized loan obligations for approximately 27% of par.

In addition to being able to extinguish this debt for less than 27% of the principal amount of the associated notes, our interest expense will be reduced by approximately $0.7 million of annual interest expense, based on the LIBOR in effect as of March 31, 2009, over the remaining life of the Commercial Loan Trust 2006-1 facility.

In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase such debt for cash in open market purchases and/or privately negotiated transactions, if attractive pricing can be identified. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS

The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, LP, an SBIC.

(dollars in thousands)	Maturity Date		March 31, 2009		December 31, 2008
			Potential Maximum Borrowing	Amount Outstanding	Potential Maximum Borrowing	Amount Outstanding
Unsecured Notes
Series 2005-A	October 2010		$44,686	$44,686	$50,000	$50,000
Series 2007-A	October 2012		22,342	22,342	25,000	25,000

Commercial Loan Funding Trust Facility
Class A Variable Funding Certificate	August 2011	(a)	188,509	185,532	218,750	162,219
Class B Variable Funding Certificate	August 2011	(a)	—	—	31,250	24,950

Term Securitizations
Series 2006-1 Class A-1 Notes	April 2018		106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018		50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018		85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018		58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018		45,000	40,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018		47,500	29,880	47,500	37,380

Unsecured Revolving Line of Credit(d)	May 2009		31,205	31,205	70,000	44,500

SBIC (Maximum borrowing potential)(e)	(f)		130,000	27,600	130,000	2,600

Total borrowings			$809,242	$631,245	$917,500	$636,649

(a)

Renewable each February at the lender’s discretion. The lender provided this renewal in February 2009. At that time, the final legal maturity became August 2011. In conjunction with additional collateral transferred to this facility in February 2009, the Class B advances were retired.

(b)

Amount outstanding excludes $5.0 million of notes that we repurchased in December 2008 for $1.6 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(c)

Amount outstanding excludes $10.1 million of notes that we repurchased in December 2008 for $2.4 million and $7.5 million of notes that we repurchased in January 2009 for $2.1 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(d)

In February 2009, we renegotiated this agreement, which, in part, reduced the borrowing capacity for this facility from $70.0 million to $35.0 million. On May 4, 2009, we repaid the balance of this facility. See Note 12—Subsequent Events

(e)

As of March 31, 2009, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of March 31, 2009. Based on our funded capital, Solutions Capital I, LP, may, subject to compliance with the SBA’s customary procedures, borrow up to an additional $28.3 million to originate investments. To access the entire $130.0 million that has been approved and committed by the SBA, we would have had to fund an additional $46.4 million. In February 2009, the American Recovery and Investment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to SBIC companies up to $150.0 million.

(f)

Currently, we may originate new borrowings through September 2012 at which time we can apply for a new commitment. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

Each of our credit facilities has certain collateral requirements and/or financial covenants. During the first three months of 2009, the net worth covenant requires that we maintain a minimum stockholders’ equity of not less than $525.0 million. The terms of this facility include a step-down provision that allows us to reduce the minimum stockholders’ equity requirement to $500.0 million plus 50% of the proceeds from any issuances after December 31, 2008, if we reduce the effective advance rate for the advances outstanding to less than 60% of eligible collateral and we provide formal notice to the lender. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

Our asset coverage ratio decreased to 199% as of March 31, 2009, but by May 4, 2009 had increased to 208%. We intend to deleverage our balance sheet and pay only the minimum statutory dividend, which may be as low as zero, during the 2009. Furthermore, none of our borrowing facilities contain a financial covenant that requires us to maintain a 200% asset coverage ratio. In addition, we have $28.3 million of funded borrowing capacity available in our SBIC subsidiary that is exempt from the asset coverage ratio requirements.

As of March 31, 2009, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

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

Unsecured Notes. In October 2005, we issued $50.0 million of Series 2005-A unsecured notes, at a fixed interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of Series 2007-A unsecured notes at a fixed interest rate of 6.71% per annum. Both of these tranches are five-year notes that require semi-annual interest payments. We issued these notes through private placements with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent. In February 2009, these notes were amended. In connection with these amendments, MCG and the noteholders agreed to a number of modifications to the terms of the notes, including certain financial covenants. The minimum asset coverage ratio that we are required to maintain has been lowered from 200% to 180% effective as of December 31, 2008. The minimum consolidated stockholders’ equity requirement was reduced from $642.9 million prior to December 31, 2008 to $500.0 million effective as of and after December 31, 2008. The cross-default provisions were modified so that defaults of indebtedness by certain direct and indirect subsidiaries, including Solutions Capital I, L.P. and the special purpose subsidiaries relating to the 2006-1 term securitization and our secured warehouse credit facility, would not constitute defaults under the notes, as long as we (the parent company) or any other subsidiary that is not a non-recourse financing subsidiary are not liable for the repayment of such indebtedness. The interest rate for the Series 2005-A Notes increased from 6.73% to 8.98%. The interest rate for the Series 2007-A Notes increased from 6.71% to 8.96%. The amendments also require us to offer to repurchase the unsecured notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased.

On May 4, 2009, we repaid our revolving line of credit. Prior to that repayment, we were required to use 60% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the unsecured notes and the revolving line of credit on a pro rata basis, based on then outstanding amounts. Thereafter, we agreed to direct 40% of such net monetization proceeds from unencumbered asset sales as and when such sales occur to the repurchase of the notes, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%. In March 2009, we repaid $5.3 million from monetization proceeds, which resulted in a $5.3 million reduction in the borrowing capacity of the Series 2005-A Notes. Additionally, we repaid $2.7 million from monetization proceeds, which resulted in a $2.7 million reduction in the borrowing capacity of the Series 2007-A Notes. As of March 31, 2009, the outstanding balances under the Series 2005-A and Series 2007-A Notes were $44.7 million and $22.3 million, respectively. We also agreed to limit the amount of debt from the 2006-1 term securitization and our common stock that we may repurchase. We may make $2.5 million of debt repurchases from the 2006-1 term securitization for every $5.0 million in unsecured notes we have offered to purchase. Once we have offered to purchase $35.0 million in unsecured notes, then we may also repurchase $1.0 million in shares of our common stock for every $5.0 million increment of unsecured notes offered to be repurchased provided that the amount of permitted 2006-1 debt repurchases shall be reduced by the amount of any MCG common stock repurchases made. We paid to the holders of the unsecured notes an amendment fee of $375,000, or 0.50%.

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

In February 2009, SunTrust renewed its annual liquidity commitment for this facility. In connection with this renewal, a number of modifications were made to the warehouse facility terms, including a reduction in the facility borrowing commitment from $250.0 million to $190.0 million. In conjunction with this reduction, the Class B VFC was retired. The legal final maturity date is now August 2011, subject to contractual terms and conditions. The requirement for a six-month standstill upon non-liquidity renewal has been eliminated. If a new agreement or extension is not executed by February 2010, the warehouse facility enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed through the facility. The facility is funded by third parties through the commercial paper market with SunTrust providing a liquidity backstop, subject to SunTrust’s annual liquidity commitment.

Advances under the Class A VFC may be up to 64% of eligible collateral. As of March 31, 2009 and December 31, 2008, there was $295.5 million and $259.1 million, respectively, of collateral under this facility. The warehouse facility is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the warehouse facility may only look to the collateral to satisfy the outstanding obligations under this facility. The interest rate for Class A advances has been increased to the commercial paper rate plus 2.50%. Class A advances previously bore interest at the commercial paper rate plus 1.50%. The minimum asset coverage ratio that we are required to maintain was reduced from 200% to 180% effective as of December 31, 2008, and the minimum consolidated stockholders’ equity requirement was reduced from $654.0 million prior to December 31, 2008 to $525.0 million as of December 31, 2008. The terms of this facility include a step-down provision that allows us to reduce the minimum stockholders’ equity requirement to $500.0 million plus 50% of the proceeds from any equity issuances after December 31, 2008, if we reduce the effective advance rate for the advances outstanding to less than 60% of eligible collateral and we formally notify the lender. Prior to the commencement of any amortization period, we will contribute 80% of net proceeds from monetizations of collateral financed in the warehouse facility to reduce the facility borrowing limit, until such limit is reduced to $150.0 million. In addition, 7.5% of the sale of the first $100.0 million of unencumbered investment assets by us will be used to repay the warehouse facility until such facility is reduced to $150.0 million. In March 2009, we repaid $1.5 million from monetization proceeds which resulted in a $1.5 million reduction in the facility borrowing limit. As of March 31, 2009, the maximum borrowing capacity under the warehouse facility was $188.5 million. We paid a $2.375 million, or 1.25%, facility renewal fee.

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

All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1, including commercial loans totaling $386.0 million and $405.8 million as of March 31, 2009 and December 31, 2008, respectively, that the trust purchased from us. We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period ending in April 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured commercial loans and the remaining 45% must be senior secured commercial loans.

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

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that had previously been issued by Commercial Loan Trust 2006-1. In January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which resulted in a $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009.

Unsecured Revolving Line of Credit. In June 2008, we entered into an agreement, effective May 30, 2008 for a one-year unsecured revolving line of credit facility with a $70.0 million commitment. SunTrust Bank acts as the agent for this facility and SunTrust Robinson Humphrey, Inc. acted as arranger for this facility. Originally, SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.; Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million. Advances under this facility bear interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate is less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts. We use this facility for the origination of loans to, and investments in, primarily middle-market companies; repayment of indebtedness; working capital; and other general corporate purposes. In February 2009, the Unsecured Revolving Line of Credit agreement was amended to reduce the maximum borrowing limit from $70.0 million to $35.0 million and increase the interest rate on borrowings under this facility to LIBOR plus 400 basis points from LIBOR plus 275 basis points. The amendment also reduced the minimum stockholders’ equity requirements from $650.0 million prior to December 31, 2008 to $500.0 million plus 50% of the proceeds from post-amendment date equity issuances for the periods ending as of and after December 31, 2008. In addition, we agreed to maintain minimum cash and cash equivalents of $12.5 million at all times and a quarterly cash coverage ratio of not less than 1.25 to 1.00. We are required to direct a portion of any monetization proceeds to pay down debt. Up to 60% of the net proceeds of any sale by us or unencumbered investment assets will reduce amounts outstanding under the revolving line of credit and our unsecured notes on a pro rata basis, based on then-outstanding amounts. All asset monetizations are at our sole discretion based upon the economic merits of any proposed transaction. Dividends payable in cash with a declared payment date prior to July 1, 2009 are limited to the minimum amount required for us to maintain our status as a RIC. We may not repurchase or redeem our equity or debt, provided that we may use up to $5.0 million to purchase debt from our 2006-1 term securitization facility. We paid the lenders an amendment fee, with each consenting lender receiving 0.50%. As previously discussed, on May 4, 2009, we repaid this facility in full in advance of its May 29, 2009 maturity.

SBIC Debentures. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has a license from the SBA to operate as an SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. As of March 31, 2009, the license gave Solutions Capital I, LP the potential to borrow up to $130.0 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for working capital.

To realize the full $130.0 million potential borrowing that we have been approved for under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of March 31, 2009. Based on our current funded capital, Solutions Capital I, LP, may, subject to compliance with the SBA’s customary procedures, borrow up to an additional $28.3 million to originate new investments. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $46.4 million.

The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage to available SBIC companies to up to $150.0 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008. Solutions Capital I, LP would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through March 31, 2009. As of March 31, 2009 and December 31, 2008, we had $31.7 million and $27.8 million, respectively, of investments and we had $20.1 million and $0.8 million, respectively, of restricted cash to be used for investments by our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. Currently, $13.0 million of our outstanding borrowings are subject to the interim rate. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of March 31, 2009, the SBIC had $27.6 million outstanding summarized in the following table:

	Amount Outstanding		Rate		Treasury Rate at Pooling Date	Spread in basis points
(dollars in thousands)	March 31, 2009	December 31, 2008
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	—	5.34%	Fixed	2.81%	253
Interim 2009-10B	13,000	—	2.78%	Interim	NA	NA

Total	$27,600	$2,600

In October 2008, we received exemptive relief from the Securities and Exchange Commission, or SEC, which effectively allows us to exclude debt issued by Solutions Capital I, L.P. from the calculation of our consolidated BDC asset coverage ratio. Even though we were below the 200% asset coverage requirement as of March 31, 2009, we could continue to borrow under the SBIC program.

The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the three months ended March 31, 2009 and 2008:

(dollars in thousands)	Three months ended
	March 31, 2009	March 31, 2008
Weighted average borrowings	$635,631	$726,177

Average LIBOR	1.2%	3.2%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.2	2.1
Impact of amortization of deferred debt issuance costs	0.7	0.3

Total cost of funds	4.1%	5.6%

The 4.1% weighted-average cost of funds for the three months ended March 31, 2009 was 148 basis points less than the same period in 2008. This decrease resulted from a 202 basis point decrease in average LIBOR, partially offset by a 12 basis point increase in the average spread to LIBOR and a 42 basis point increase in the impact of amortization of deferred debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES—COMMON STOCK

We are a closed-end investment company that has elected to be regulated as a BDC, under the 1940 Act. The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value of such stock, or NAV, unless our stockholders approve such a sale and our Board of Directors make certain determinations. On April 23, 2008, the stockholders approved a proposal that authorizes us for a twelve-month period to issue shares of our common stock, with the approval of the board of directors, at a price below the then-current NAV. The approval expired on April 23, 2009.

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

During the three months ended March 31, 2009, we did not grant any shares of restricted stock under the Employee Plan. During the three months ended March 31, 2009, the forfeiture provision lapsed on 18,000 shares of restricted stock pursuant to the Employee Plan’s time and service requirements.

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

As of March 31, 2009, we had unused commitments to extend credit to our portfolio companies of $37.3 million, which are not reflected on our balance sheet, as shown in the table below.

(in thousands)	As of March 31, 2009
Unused commitments to portfolio companies	Non-Affiliate Investments	Affiliate Investments	Control Investments	Total
Revolving credit facilities	$15,019	$12,650	$8,148	$35,817
Other	108	—	1,424	1,532

Total unused commitments to portfolio companies	$15,127	$12,650	$9,572	$37,349

From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of March 31, 2009, we had $5.7 million of guarantees and standby letters of credit.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of March 31, 2009:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year(b)	1-3 years	4-5 years	After 5 years
Borrowings
Unsecured notes	$67,028	$—	$44,686	$22,342	$—
Commercial loan funding trust facility(c)	185,532	1,347	184,185	—	—
Term securitizations	319,880	—	—	—	319,880
Unsecured revolving line of credit(c)	31,205	31,205	—	—	—
SBIC	27,600	—	—	—	27,600

Total borrowings	631,245	32,552	228,871	22,342	347,480
Operating Leases	8,689	2,313	4,551	1,825	—

Total contractual obligations	$639,934	$34,865	$233,422	$24,167	$347,480

(a)	Excludes the unused commitments to extend credit to our customers of $37.3 million as discussed above.
(b)	As of May 4, 2009, all contractual debt payments due less than 1 year have been made.
(c)

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

In accordance with GAAP, the unused portions of these commitments are not recorded on our Consolidated Balance Sheets. The following table summarizes the nominal dollar balance and the fair value of unused commercial loan commitments, guarantees and standby letters of credit as of March 31, 2009 and December 31, 2008:

(in thousands)	March 31, 2009	December 31, 2008
Unused loan commitments(a)	$37,349	$43,393
Guarantees	5,677	5,833
Standby letters of credit	—	97

(a)

Estimated fair value of unused loan commitments as of March 31, 2009 and 2008 was $0.2 million and $0.2 million, respectively, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties.

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

Since December 2001, we have declared distributions of $11.78 per share. The following table summarizes our distributions declared since January 1, 2008:

Date Declared	Record Date	Payment Date	Amount
May 6, 2008	June 30, 2008	July 30, 2008	$0.27
February 22, 2008	March 12, 2008	April 29, 2008	0.44

We met our distribution requirements as a regulated investment company for 2008 and will monitor distribution requirements for 2009 in order to ensure compliance under Subchapter M of the Internal Revenue Code. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which will significantly reduce our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009, which could be as low as zero for all of 2009. Variables that could necessitate a dividend in 2009 include the actual timing of gains and losses for tax purposes and equity investment monetizations. We will make decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, monetizations, our liquidity and our BDC asset coverage ratio at the time of such decision.

Each year, we mail statements on Form 1099-DIV to our stockholders, which identify the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. For the fiscal years ended December 31, 2008, 2006, 2005, 2004, and 2003 a portion of the distributions to our stockholders was deemed a return of capital. None of the distributions to stockholders during the fiscal year ended December 31, 2007 was deemed a return of capital. We did not declare a dividend during the quarter ended March 31, 2009. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

The following table reconciles GAAP net income to taxable net income for the three months ended March 31, 2009 and the year ended December 31, 2008:

(in thousands)	Three months ended March 31, 2009	Year ended December 31, 2008
Net loss	$(50,946)	$(191,245)
Difference between book and tax losses on investments(a)	(519)	(73,272)
Net change in unrealized depreciation on investments not taxable until realized	82,584	248,218
Timing difference related to deductibility of long-term incentive compensation	362	6,642
Taxable interest income on non-accrual loans(b)	4,640	2,051
Dividend income accrued for GAAP purposes that is not yet taxable	(1,825)	(19,972)
Distributions from taxable subsidiaries	—	483
Federal tax (benefit) provision	(172)	789
Other, net	38	4,181

Taxable income (loss) before deductions for distributions	$34,162	$(22,125)

(a)	Results for the year ended December 31, 2008, primarily reflect the write-off, for tax purposes, of the common stock of Cleartel.
(b)

Results for the year ended December 31, 2008, reflect the reversal of interest that we previously recognized on non-accrual loans of a portfolio investment that we liquidated. We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The following section describes our accounting policies associated with the valuation of our portfolio of investments. For a full discussion of our other critical accounting policies and estimates, see Managements and Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

VALUATION OF INVESTMENTS

We determine the value of each investment in our portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is: (i) the market price for those securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. As of March 31, 2009, investments in portfolio companies comprised over 88.8% of our total assets, of which 99.7% are valued at fair value and 0.3% are valued at market value based on readily ascertainable public market quotes.

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

•

Majority-Owned Control Investments—Majority-owned control investments comprise 40.1% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned investments comprise 1.9% of our investment portfolio. For our non-majority owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 58.0% of our investment portfolio. Quoted prices are not available for 99.4% of our non-control investments, which represent 57.6% of our investment portfolio. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange, including broadly syndicated securities, at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2009, these securities represented 0.3% of our investment portfolio.

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

As shown in the following table, over the last four quarters, independent valuation firms performed independent valuations or reviewed valuations of 51 portfolio companies, representing $1.1 billion, or 99.4%, of the fair value of our total portfolio investments and $325.6 million, or 99.5%, of the fair value of our equity portfolio investments.

	As of March 31, 2009
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Quarter independent valuation/review prepared(a)
First quarter 2009	$274,687	$239,586	$514,273	34.8%	73.2%	46.1%
Fourth quarter 2008	184,284	43,651	227,935	23.4	13.4	20.5
Third quarter 2008	177,925	30,520	208,445	22.6	9.3	18.7
Second quarter 2008	145,609	11,799	157,408	18.5	3.6	14.1

Total	$782,505	325,556	1,108,061	99.3	99.5	99.4

Not evaluated during the 12 months ended March 31, 2009	5,185	1,746	6,931	0.7	0.5	0.6

Total Investment Portfolio	$787,690	$327,302	$1,114,992	100.0%	100.0%	100.0%

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

RECENT ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS

On February 12, 2008, FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, or FSP 157-2, was issued. FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. Our implementation of this standard effective January 1, 2009, did not affect our financial position or results of operations.

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

On April 9, 2009, FASB Staff Position No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, or FSP 157-4, was issued. This FSP provides additional guidance, primarily for Level 2 assets and liabilities, in determining fair value when compared to normal market activity and expands general fair value disclosures. In addition, FSP 157-4 expanded the disclosure requirements regarding fair value reporting and require a categorization of investments consistent with that required for SFAS 115—Accounting for Certain Investments in Debt and Equity Securities. FSP 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this standard for our period ended June 30, 2009. Since our Level 2 investments comprise less that 0.5% of our investment portfolio, we do not believe this standard will have a material effect on our financial position or results of operations.

On April 9, 2009, FASB Staff Position No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1, was issued. This FSP requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. FSP 107-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this standard for the period ended June 30, 2009. Currently, we are reviewing the disclosure requirements of this FSP.

TWO-CLASS METHOD OF PRESENTING EARNINGS PER SHARE

In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1, was issued. This standard requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. We do have share-based payment awards that contain non-forfeitable rights to dividends and have adjusted our basic and diluted average shares outstanding as of March 31, 2008.

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, and early adoption is encouraged. We adopted this standard January 1, 2009. We have reflected the disclosure requirements for SFAS 161.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Beginning in late 2007, the United States entered a recession, which many believe could be prolonged. As the economy continued to deteriorate in 2008, spending by both consumers and businesses declined significantly. This reduction in spending has had an adverse effect on a number of the industries in which some of our portfolio companies operate, which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. The Company and other commercial finance companies have historically utilized the collateralized loan obligation, or CLO, market to finance some of their investment activities. Due to the current dislocation of the CLO market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector will have to either curtail originations or obtain access to alternative debt markets. During 2008 and continuing into 2009, the availability of debt capital has been extremely constrained. This trend continued into 2009, which has significantly limited our ability to originate new investments during the first quarter of 2009 and we expect our ability to originate new investments to be limited throughout the remainder of 2009. While we have been successful in renegotiating certain of our borrowing agreements in early 2009, these agreements are at higher cost and include less favorable terms than our historical borrowing agreements.

The United States has been in a recession since late 2007. In the event that this recession continues for a significant time or the economy deteriorates further, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults. During the first quarter of 2009, we experienced write-downs across the portfolio, most of which were due to a reduction in the performance of certain portfolio companies and a reduction in multiples and market pricing used to estimate the fair value of our investments. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of March 31, 2009, approximately 60.4% of our loan portfolio, at fair value, bears interest at a spread to LIBOR or prime rate, and 39.6% at a fixed rate. As of March 31, 2009, approximately 45.6% of our loan portfolio, at fair value, has LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. During 2008, we entered into two interest rate swaps expiring in November 2010 for notional amounts of $16.0 million and $8.0 million at interest rates of 10.0% and 14.0%, respectively. During the first quarter ended March 31, 2009, we entered into two interest rate swaps expiring in August 2010 for notional amounts of $8.7 million and $12.5 million at interest rates of 9.0% and 13.0%, respectively.

The following table compares the interest rate base for our commercial loans and our outstanding borrowings as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(in thousands)	Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money Market Rate	$—	$—	$156	$—
Prime Rate	79,483	—	63,346	—
LIBOR
30-Day	43,735	—	16,825	—
60-Day	—	—	—	—
90-Day	426,941	351,085	459,012	371,880
180-Day	7,701	—	7,923	—
Commercial Paper	—	185,532	—	187,169
Fixed Rate	377,215	94,628	372,226	77,600

Total	$935,075	$631,245	$919,488	$636,649

Based on our March 31, 2009 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Unrealized (Depreciation)/ Appreciation	Net Income
(100)	$(1,420)	$(5,366)	$(111)	$4,057
100	1,660	5,366	452	(4,158)
200	4,828	10,732	904	(6,808)
300	10,340	16,099	1,355	(7,114)

ITEM 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful. If our appeal is not successful, we could be subject to up to $17.8 million of additional taxes, interest and penalties. If, in the future, we believe it is more likely than not that we will not prevail, we would accrue the estimated amounts due. In the event that our appeal is unsuccessful, we also could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions.

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

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the schedules and exhibits to this Quarterly Report on Form 10-Q.

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

The U.S. and most other markets have entered into a period of recession. Many of the companies in which we have made, or may make investments are, and may continue to be, susceptible to economic downturns or recessions. Current adverse economic conditions have decreased the value of some of our loans and equity investments and a prolonged recession or depression may further decrease such value. These conditions are contributing to, and if prolonged, could lead to further losses of value in our portfolio and decrease in our revenues, net income and net assets. If prolonged, unfavorable or uncertain economic and market conditions may affect the ability of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, merger, recapitalization or initial public offering. Therefore, the number of non-performing assets may increase and the value of our portfolio may decrease during these periods. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, an acceleration of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we, or one of our affiliates, may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all, or a portion, of our claim to that of other creditors.

Investing in middle-market businesses involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

Our portfolio consists primarily of debt and equity investments in privately owned middle-market businesses. Investment in middle-market companies involves a number of significant risks. Typically, the debt that we invest in is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Compared to larger publicly-owned companies, these middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the management talents and efforts of an individual or a small group of persons. Therefore, the loss of any of their key employees could affect their ability to compete effectively and harm their financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay their obligations to us, which may have an adverse affect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

Some of these companies cannot obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, loans made to these types of companies pose a higher default risk than loans made to companies who have access to traditional credit sources.

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

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. As of March 31, 2009, our investments in communications companies represented 16.8% of the fair value of our portfolio. Of the 16.8% investment, 15.3% represented investments in CLECs and 1.5% represented investments in other communications companies. In addition as of March 31, 2009, our investments in cable portfolio companies and healthcare represented 11.0% and 10.0%, respectively, of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our financial results could be affected adversely if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be affected adversely and the magnitude of the loss could be more significant than if we had made smaller investments in a greater number of companies.

Broadview Network Holdings, Inc., or Broadview, a CLEC serving primarily business customers, is our largest portfolio investment. As of March 31, 2009, we held preferred stock in Broadview with a $135.5 million fair value. As of March 31, 2009 and December 31, 2008, our investment in Broadview represented 12.2% and 11.6%, respectively, of the fair value of our investment portfolio. During the three months ended March 31, 2009, we recognized $3.8 million of unrealized depreciation on our investment in Broadview. If Broadview’s performance deteriorates in future periods, we may be required to recognize additional unrealized depreciation on this investment.

In November 2007, Broadview filed a registration statement on Form S-1 to register shares of its common stock for an initial public offering, or IPO, of equity securities. Since early 2008, however, the IPO markets have been inaccessible due to market conditions. Broadview continues to perform in accordance with our expectations; however, we currently do not expect to accrue any further dividends on our Broadview investment. Our ability to recognize income from our preferred stock investment in Broadview in future periods depends on the performance and value of Broadview.

Currently, we are in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future. This disruption in the capital markets has contributed to the decrease in our net asset value and stock price, and could have an adverse impact on our business and operations.

Since late 2007, and particularly mid-2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. These market conditions were initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. For over a year, the global markets have been characterized by substantially increased volatility, short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. We believe that the U.S. economy has entered into a period of recession and forecasts for 2009 generally call for further weakness in the economy. As of March 31, 2009, our common stock was trading at $1.28 per share, or at 16.0% of net asset value.

We may be unable to monetize assets in a difficult market environment that precludes our target buyers from making investments at the fair values established by our board of directors. We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations, meet our liability maturities and to maintain compliance with our debt covenants. In addition, if the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act. As of March 31, 2009, we were below the required BDC asset coverage ratio of 200%, but we had increased above 200% by May 4, 2009. When we are not in compliance with the ratio, it affects our ability to issue senior securities, including borrowings, pay dividends and could cause us to breach certain covenants in our credit facilities, which could materially impair our business operations. However, because borrowings by our SBIC facility are exempt from the minimum asset coverage requirement, we have $28.3 million of funded borrowing capacity that we can utilize in our SBIC facility regardless of the BDC asset coverage ratio for either investments in new portfolio companies or in existing portfolio companies with the approval of the SBA. Further asset value degradation may result from circumstances that we may be unable to control, such as a severe decline in the value of the U.S. dollar, a protracted economic downturn or an operational problem that affects third parties or us. Ongoing disruptive conditions could cause our stock price and net asset value to decline, restrict our business operations and could adversely impact our results of operations and financial condition.

If we are not successful in our appeal to the Internal Revenue Service, we could be subject to up to $17.8 million of additional taxes, interest and penalties, and could be required to make up to $25.1 million of additional cash and/or stock distributions. This event could have an adverse effect on our liquidity.

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

We have elected to be taxed for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. To qualify as a RIC under the Internal Revenue Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis. If we do not distribute at least 98% of our annual taxable income, we generally will be required to pay an excise tax on amounts carried over and distributed to stockholders in the next year equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such income for the current year. We met our distribution requirements as a RIC for 2008. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a RIC. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. Consequently, if we are unable to obtain cash from other sources to satisfy our distributions to our stockholders, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

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

As of March 31, 2009, we had $631.2 million of outstanding borrowings under our debt facilities. As of March 31, 2009, the weighted-average annual interest rate on all of our outstanding borrowings was 3.4%, excluding the amortization of deferred debt issuance costs. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2009 total assets of at least 1.8%. Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., or the SunTrust Warehouse, and under our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, these facilities include various affirmative and negative covenants, as well as cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period, if any, the lenders thereunder would have the ability to accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, in the event of a default on these loans held by the trusts, we bear losses to the extent our collateral exceeds our borrowings, which was $206.5 million as of March 31, 2009.

Under our unsecured revolving line of credit, or the SunTrust Revolver, and under the terms of our unsecured notes, or the Private Placement Notes, we are also subject to financial and operating covenants that restrict our business activities, including our ability to incur certain additional indebtedness, effect debt and stock repurchases in specified circumstances or through the use of borrowings or unrestricted cash, or pay dividends above certain levels.

We record decreases in the fair values of our portfolio company investments as unrealized depreciation, which could affect certain covenants in our credit facilities. Our SunTrust Warehouse requires that we maintain a minimum stockholders’ equity of not less than $525.0 million as of December 31, 2008 plus 50% of the proceeds from any post-amendment date equity issuances. The SunTrust Revolver requires that we maintain a minimum stockholders’ equity of not less than $500.0 million plus 50% of the proceeds from any post-amendment date equity issuances for the periods ending as of and after December 31, 2008 and the Private Placement Notes require that we maintain a consolidated stockholders equity of $500.0 million for the periods ending as of and after December 31, 2008. As of March 31, 2009, our stockholders’ equity was $609.5 million. In the event that we experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities pursuant to which our lenders might, among other things, require full and immediate payment.

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

Our ratio of total assets to total borrowings and other senior securities was 199% as of March 31, 2009, but by May 4, 2009 had increased to 208%. Based on our March 31, 2009 balances of total assets, total borrowings and other securities, we had a $9.2 million borrowing deficit below the minimum BDC asset coverage requirement, excluding the SBIC borrowing capacity. We have $28.3 million of the funded borrowings capacity in our SBIC. Debt issued by our SBIC is excluded from the total borrowings used to calculate our asset coverage ratio. As previously described, a ratio below 200% does not cause any defaults under any of our current borrowing facilities. Additionally, we have announced our intentions to increase cash to repay our debt obligations and therefore do not currently need to access additional borrowings. We have also stated our intention to pay only the statutory minimum dividend for 2009 and not declared a dividend during the quarter ended March 31, 2009.

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

As of March 31, 2009, we had $631.2 million of borrowings. In February 2009, we entered into amendments related to each of our SunTrust Warehouse, SunTrust Revolver and Private Placement Notes, pursuant to which the facility limits on the SunTrust Revolver and SunTrust Warehouse were reduced to $35.0 million and $190.0 million, respectively. These facilities have been further reduced by monetization prepayments. As of March 31, 2009 the facility limits for the SunTrust Revolver, SunTrust Warehouse and Private Placement notes are $31.2 million, $188.5 million and $67.0 million, respectively.

On May 4, 2009, we repaid in full our SunTrust Revolver which was scheduled to mature in May 2009. Absent any acceleration events, the SunTrust Warehouse matures in August 2011 and the Private Placement Notes mature in October 2010 (with respect to the $44.7 million in notes remaining) and October 2012 (with respect to the $22.3 million in notes remaining). We cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to renew or replace such facilities and consummate new facilities, at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under such facilities and are declared in default or are unable to renew or refinance these facilities, our operations could be affected adversely.

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

In the event that our asset coverage ratio falls below 200%, which it did briefly as of March 31, 2009, we will be unable to make distributions until our asset coverage ratio improves. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level. As of March 31, 2009, our asset coverage ratio was 199%. Based on our preliminary balances of total assets, total borrowings and other securities our BDC asset coverage ratio increased to 208% as of May 4, 2009. On August 6, 2008, we announced that we had met our estimated distribution requirements for 2008. Subsequently, we did not make additional distributions during 2008. We may not be able to achieve operating results or our business may not perform in a manner that will allow us to make any distributions in 2009 or thereafter. During the remainder of 2009, we will make decisions with respect to dividends on a quarter-by-quarter basis after taking into account the minimum statutorily required level of distributions, including gains and losses recognized for tax purposes, portfolio transactional events, our liquidity and our BDC asset coverage ratio. In addition, we may not be able to make distributions at a specific level or to increase the amount of these distributions from time to time. Due to the BDC asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

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

We depend on the continued services of our executive officers and other key management personnel. The loss of any of our executive officers or key management personnel could result in inefficiencies in our operations and lost business opportunities, which could have a negative impact on our business. In addition, under our SunTrust Warehouse, if either Steven F. Tunney, our CEO, or B. Hagen Saville, our Executive Vice President, Business Development, ceases to be involved actively in the management of MCG and is not replaced by a person reasonably acceptable to SunTrust within 90 consecutive calendar days of such occurrence, we would be in default under such facility. If we lose the services of Mr. Tunney or Mr. Saville and are unable to identify and hire suitably qualified replacements, it could trigger a covenant default under our SunTrust Warehouse, which could accelerate the termination date of that facility.

Fluctuations in interest rates could affect our income adversely.

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally not have a material effect on the existing fixed rate loans in our portfolio. In addition, a significant decrease in interest rates could reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. Approximately 60.4% of the loans in our portfolio, based on amounts outstanding at fair value as of March 31, 2009, were at variable rates based on a benchmark LIBOR or prime rate and approximately 39.6% were at fixed rates. As of March 31, 2009, approximately 45.6% of our loan portfolio, at fair value, has LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.

We have issued debt securities and may issue debt securities and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our BDC asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would be precluded from issuing senior securities, could not pay dividends and may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, the 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value unless our stockholders approve such a sale and our board of directors make certain determinations.

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

Our common stock could be delisted from the NASDAQ Global Select Market if our common stock trades below $1.00 per share.

Our common stock has traded below $1.00 per share on the NASDAQ Global Select Market. Because many companies have experienced similar volatility in their stock prices, on October 16, 2008, the NASDAQ Stock Market LLC, or NASDAQ, made a rule filing with the SEC to temporarily suspend its bid price and market value of publicly held securities continued listing requirements until January 16, 2009. On January 15, 2009, the SEC allowed NASDAQ to extend this suspension until April 20, 2009, which has been further extended until July 20, 2009.

Absent a further extension of NASDAQ’s recent rule filing, if the closing bid price per share for our common stock is below $1.00 per share for 30 consecutive business days, we will receive notification from NASDAQ, indicating that we are not in compliance with NASDAQ Marketplace Rule 5450(a)(1). In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we would then be provided 180 calendar days to regain compliance.

To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain at $1.00 per share or more for a minimum of ten consecutive business days. If we do not regain compliance, we can apply to list our common stock on the NASDAQ Capital Market and NASDAQ will determine whether we meet the NASDAQ Capital Market initial listing criteria as set forth in NASDAQ Marketplace Rule 5810(c), except for the minimum bid price requirement. If we meet the NASDAQ Capital Market initial listing criteria, NASDAQ may notify us that we have been granted an additional 180 calendar days to come into compliance with the minimum bid price requirement. If we do not meet the initial listing criteria, NASDAQ may provide us with written notification that our common stock will be delisted. At that time, we would be permitted to appeal NASDAQ’s determination to delist our common stock to a NASDAQ Listings Qualifications Panel.

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

The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column.

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
10.1	First Amendment, dated as of February 26, 2009, to Revolving Credit Agreement among MCG Capital Corporation; SunTrust Bank; Chevy Chase Bank, F.S.B.; Sovereign Bank and BMO Capital Markets, Inc.; and SunTrust Robinson Humphrey, Inc., dated as of May 30, 2008	8-K (0-33377)	February 27, 2009	10.1

10.2	Amended and Restated Sale and Servicing Agreement, by and among MCG Commercial Loan Funding Trust; MCG Capital Corporation; Three Pillars Funding LLC; SunTrust Robinson Humphrey, Inc.; and Wells Fargo Bank, National Association, dated as of February 26, 2009	8-K (0-33377)	February 27, 2009	10.2

10.3	First Amendment among MCG Capital Corporation and the Holders of 6.73% Senior Notes under the October 11, 2005 Note Purchase Agreement, dated as of February 26, 2009	8-K (0-33377)	February 27, 2009	10.3

10.4	First Amendment among MCG Capital Corporation and the Holders of 6.71% Senior Notes under the October 3, 2007 Note Purchase Agreement, dated as of February 26, 2009	8-K (0-33377)	February 27, 2009	10.4

15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				*

31.3	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCG Capital Corporation

Date: May 8, 2009	By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney
Chief Executive Officer

Date: May 8, 2009	By:	/s/ STEPHEN J. BACICA
Stephen J. Bacica
Chief Financial Officer

Date: May 8, 2009	By:	/s/ LINDA A. NIMMONS
Linda A. Nimmons
Chief Accounting Officer