Form 10-Q
period 2009-06-30
MCG CAPITAL CORP
filed 2009-08-04
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 29, 2009, there were 75,970,325 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)	June 30, 2009	December 31, 2008
	(unaudited)
Assets

Cash and cash equivalents	$18,751	$46,149

Cash, securitization accounts	78,696	37,493

Cash, restricted	20,356	979

Investments at fair value
Non-affiliate investments (cost of $598,205 and $605,906, respectively)	557,447	584,336
Affiliate investments (cost of $41,032 and $45,141, respectively)	52,869	56,126
Control investments (cost of $745,811 and $819,076, respectively)	451,190	562,686

Total investments (cost of $1,385,048 and $1,470,123, respectively)	1,061,506	1,203,148

Interest receivable	8,355	8,472

Other assets	16,175	16,193

Total assets	$1,203,839	$1,312,434

Liabilities

Borrowings (maturing within one year of $10,708 and $44,500, respectively)	$584,349	$636,649

Interest payable	3,343	5,367

Other liabilities	10,669	11,507

Total liabilities	598,361	653,523

Stockholders’ equity

Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—

Common stock, par value $0.01, authorized 200,000 shares on June 30, 2009 and December 31, 2008, 75,970 issued and outstanding on June 30, 2009 and 76,075 issued and outstanding on December 31, 2008	760	761

Paid-in capital	1,000,632	997,318

Undistributed (distributions in excess of) earnings
Paid-in capital	(162,783)	(162,783)
Other	90,411	90,651

Net unrealized depreciation on investments	(323,542)	(266,975)

Stockholder loans	—	(61)

Total stockholders’ equity	605,478	658,911

Total liabilities and stockholders’ equity	$1,203,839	$1,312,434

Net asset value per common share at end of period	$7.97	$8.66

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$16,430	$17,580	$32,097	$37,454
Affiliate investments (5% to 25% owned)	1,127	1,676	2,268	3,549
Control investments (more than 25% owned)	6,871	10,884	16,660	31,536

Total interest and dividend income	24,428	30,140	51,025	72,539

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	21	580	746	933
Control investments (more than 25% owned)	289	380	773	624

Total advisory fees and other income	310	960	1,519	1,557

Total revenue	24,738	31,100	52,544	74,096

Operating expenses
Interest expense	6,315	8,415	12,873	18,715
Employee compensation
Salaries and benefits	2,911	3,386	6,709	9,592
Amortization of employee restricted stock awards	1,787	1,862	3,324	3,604

Total employee compensation	4,698	5,248	10,033	13,196
General and administrative expense	5,552	4,487	9,527	7,969

Total operating expenses	16,565	18,150	32,433	39,880

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (benefit) provision	8,173	12,950	20,111	34,216

Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	(3,106)	125	(3,171)	125
Affiliate investments (5% to 25% owned)	—	(62)	(1,947)	(62)
Control investments (more than 25% owned)	(36,697)	72	(20,432)	272

Total net realized (loss) gain on investments	(39,803)	135	(25,550)	335

Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	561	(2,514)	(19,386)	(12,081)
Affiliate investments (5% to 25% owned)	(765)	150	853	622
Control investments (more than 25% owned)	26,023	(80,059)	(38,232)	(89,762)

Total net unrealized appreciation (depreciation) on investments	25,819	(82,423)	(56,765)	(101,221)

Net investment loss before income tax (benefit) provision	(13,984)	(82,288)	(82,315)	(100,886)
(Loss) gain on extinguishment of debt before income tax (benefit) provision	(132)	—	5,143	—
Income tax (benefit) provision	(82)	162	(254)	332

Net loss	$(5,861)	$(69,500)	$(56,807)	$(67,002)

Loss per basic and diluted common share	$(0.08)	$(0.96)	$(0.76)	$(0.96)
Cash distributions declared per common share	$—	$0.27	$—	$0.71
Weighted-average common shares outstanding
Basic	74,592	72,310	74,545	70,126
Diluted	74,592	72,310	74,545	70,126

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Six months ended June 30,
(in thousands, except per share amounts)	2009	2008
(Decrease) increase in net assets from operations

Net operating income before net investment loss, gain on extinguishment of debt and income tax benefit (provision)	$20,111	$34,216

Net realized (loss) gain on investments	(25,550)	335

Net unrealized depreciation on investments	(56,765)	(101,221)

Gain on extinguishment of debt	5,143	—

Income tax benefit (provision)	254	(332)

Net loss	(56,807)	(67,002)

Distributions to stockholders

Distributions declared	—	(49,185)

Net decrease in net assets resulting from stockholder distributions	—	(49,185)

Capital share transactions

Issuance of common stock	—	57,107

Amortization of restricted stock awards
Employee	3,324	3,604
Non-employee director	81	133

Unrealized (appreciation) depreciation on shareholder loans	(31)	184

Repayment of stockholder loans	92	—

Cancellation of common stock held as collateral for stockholder loans	(92)	—

Net increase in net assets resulting from capital share transactions	3,374	61,028

Total decrease in net assets	(53,433)	(55,159)
Net assets

Beginning of period	658,911	834,689

End of period	$605,478	$779,530

Net asset value per common share at end of period	$7.97	$10.31

Common shares outstanding at end of period	75,970	75,618

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities
Net loss	$(56,807)	$(67,002)
Adjustments to reconcile net loss to net cash provided by operating activities
Investments in portfolio companies	(50,420)	(52,781)
Principal collections related to investment repayments or sales	116,144	85,840
Increase in interest receivable, accrued payment-in-kind interest and dividends	(6,191)	(16,390)
Amortization of restricted stock awards
Employee	3,324	3,604
Non-employee director	81	133
Decrease in cash—securitization accounts from interest collections	636	196
Depreciation and amortization	2,990	1,617
Unrealized (appreciation) depreciation on stockholder loans	(123)	184
Decrease (increase) in other assets	1,256	(488)
Decrease in other liabilities	(3,060)	(8,820)
Net realized loss (gain) on investments	25,550	(335)
Net change in unrealized depreciation on investments	56,765	101,221
Gain on extinguishment of debt	(5,143)	—

Net cash provided by operating activities	85,002	46,979

Cash flows from financing activities
Net payments on borrowings	(47,157)	(58,060)
(Increase) decrease in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	(41,839)	7,709
Restricted cash	(19,377)	—
Payment of financing costs	(4,119)	(2,305)
Issuance of common stock, net of costs	—	57,107
Distributions paid	—	(57,713)
Repayment of stockholder loans	92	—

Net cash used in financing activities	(112,400)	(53,262)

Decrease in cash and cash equivalents	(27,398)	(6,283)

Cash and cash equivalents
Beginning balance	46,149	23,297

Ending balance	$18,751	$17,014

Supplemental disclosure of cash flow information
Interest paid	$12,593	$19,799
Income taxes paid	197	350
Payment-in-kind interest collected	1,160	4,370
Dividend income collected	5,169	667

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2009 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14-12/14)(1)	$14,074	$13,976	$13,976
		Preferred Units (10.0%, 17,100 units)(1)		19,893	22,865
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.(6)	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,139
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,695
		Class A Common Stock (4,698,987 shares)		—	—

Cleartel Communications, Inc.(2)(6)(17)	Communications- CLEC	Subordinated Debt (11.1%, Due 10/09-3/11)(7)	46,029	37,048	—
		Series B Preferred Stock (8.0%, 57,862 shares)		50,613	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($5,000)

Coastal Sunbelt, LLC(2)(20)	Food Services	Senior Debt (8.4%, Due 1/12-7/12)(1)	21,526	21,428	21,428
		Subordinated Debt (14.8%, Due 1/13)(1)	8,348	8,253	8,253
		Preferred LLC Interest (12.0%, 123,250 units)		15,462	15,523
		Warrants to purchase Class B Common Stock		—	—

Crystal Media Network, LLC(6)(5)	Broadcasting	LLC Interest		2,447	2,556

GMC Television Broadcasting, LLC(2)(6)	Broadcasting	Senior Debt (8.0%, Due 4/12-6/12)(1)(7)	23,760	22,424	21,767
		Subordinated Debt (14.0%, Due 6/13)(1)(7)	8,366	6,976	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—

Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,300	9,207	9,207
		Series A Preferred Units (10.0%, 86,000 units)		9,095	146
		Series B Preferred Units (10.0%, 30,000 units)		3,000	12

Jet Plastica Investors, LLC (2)	Plastic Products	Senior Debt (9.3%, Due 12/12)(1)	12,387	12,279	12,279
		Subordinated Debt A (15.6%, Due 3/13)(1)	17,548	17,325	17,325
		Subordinated Debt B (17.0%, Due 3/13)(1)(8)	18,235	17,599	10,797
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—

JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	25,993	25,816	25,816
		Series A Preferred Units (10.0%, 133,204 units)		18,471	13,428
		Series B Preferred Units (24,441 units)		5,000	10,000

MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		3	28

National Product Services, Inc.(2)(5)(19)	Business Services	Senior Debt A1 and A2 (9.1%, Due 7/09)(1)	6,608	5,191	5,191
		Senior Debt A3 (6.3%, Due 7/09)(1)(8)	7,661	6,245	3,397
		Subordinated Debt (16.0%, Due 7/09)(7)	17,334	12,305	—
		Common Stock (995,428 shares)		—	—

Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,208	16,208
		Preferred LLC Interest (10.0%, 120,000 units)		13,654	14,314

PremierGarage Holdings, LLC(2)(6)	Home Furnishings	Senior Debt (8.3%, Due 6/10-12/10)(1)(7)	9,716	9,415	9,199
		Preferred LLC Units (8.0%, 400 units)		400	—
		Common LLC Units (79,935 units)		4,971	—

RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (7.0%, Due 12/10)(1)	8,500	8,476	8,476
		Subordinated Debt (15.0%, Due 12/11)(1)	9,986	9,949	9,949
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	2,733

Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	19,314	19,214	19,214
		Preferred Units (8.0%, 125,400 units)		14,978	14,645

TNR Entertainment Corp.(6)(16)	Entertainment	Series A Preferred Stock (12.5%, 585,939 shares)		19	19
		Common Stock (1,806 shares)		—	—
		Warrants to purchase Common Stock (expire 9/17)		—	—

Total Sleep Holdings, Inc.(2)(6)	Healthcare	Subordinated Debt (15.0%, Due 9/11-3/12) (7)	34,639	30,534	3,605
		Unsecured Note (0.0%, Due 6/11) (7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Common Stock (4,046,875 shares)		1,000	—

Total Control Investments (represents 42.5% of total investments at fair value)				745,811	451,190

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2009 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.3%, Due 10/11)(1)	$6,195	$6,063	$5,565
		Subordinated Debt (16.0%, Due 4/12)(1)	5,022	4,910	4,674
		Series A Preferred Stock (20.0%, 49 shares)		297	—
		Common Stock (423 shares)		525	—
		Warrants to purchase Common Stock (expire 10/16)		348	—

Cherry Hill Holdings, Inc.(6)	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	684

Stratford School Holdings, Inc.(2)	Education	Senior Debt (6.8%, Due 7/11-9/11)(1)	3,700	3,651	3,606
		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,689	6,689
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		180	12,284
		Warrants to purchase Common Stock (expire 5/15)(1)		67	3,519

Sunshine Media Delaware, LLC(2)(6)	Publishing	Common Stock (145 shares)		581	—
		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—

Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (8.0%, Due 12/12)(1)	14,838	14,750	14,348
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 5.0% of total investments at fair value)				41,032	52,869

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2009 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, lnc.(2)	Consumer Products	Senior Debt (10.3%, Due 6/12)(1)	$21,465	$21,357	$18,522
		Subordinated Debt (17.0%, Due 9/12)(1)(7)	14,540	12,623	2,835
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—

Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (7.8%, Due 12/12)(1)	6,880	6,851	6,814
		Subordinated Debt (10.3%, Due 12/12)(1)	2,432	2,378	2,283
		Warrants to purchase Common Stock (expire 11/15)		—	1

Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (11.5%, Due 3/10)(1)	3,086	3,066	3,066

B & H Education, Inc.	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,574	2,000

BLI Holdings, Inc.(2)	Drugs	Senior Debt (11.3%, Due 12/09)(1)	10,333	10,200	10,137

Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,156	2,145	2,145
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,655	3,024
		Warrants to purchase Class B Common Stock		—	—

Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.1%, Due 7/12-10/12)(1)	9,671	9,617	8,359

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (11.7%, Due 12/13)(1)	20,000	19,781	17,509

CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (8.5%, Due 6/11)(1)	6,237	6,210	5,159
		Subordinated Debt (13.0%, Due 12/12)(1)(7)	12,283	9,809	—
		Common Stock (500 shares)		500	—

Cyrus Networks, LLC	Business Services	Senior Debt (4.3%, Due 7/13)(1)	5,176	5,145	4,885
		Subordinated Debt (7.6%, Due 1/14)(1)	6,066	6,057	5,512

Dayton Parts Holdings, LLC	Auto Parts	Preferred LLC Interest (10.0%, 16,470 units)		618	618
		Class A Common LLC Interest (8.0%, 10,980 units)		400	160

Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	7,306	7,239	7,239

Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (9.5%, Due 9/10)(1)	4,640	4,620	4,620
		Subordinated Debt (16.0%, Due 3/11)(1)	9,435	9,407	9,407

Flexsol Packaging Corp.(6)(18)	Plastic Products	Subordinated Debt (11.3%, Due 12/12)(1)(7)	3,083	3,057	285

G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (8.2%, Due 5/14)(1)	17,500	16,966	15,306
		Series A Preferred Shares (14.0%, 5,000,000 shares)		6,221	6,221
		Class C Shares (621,907 shares)		529	260

Golden Knight II CLO, Ltd(6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	143

GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	8,325	8,248	8,050
		Subordinated Debt (14.0%, Due 8/13)(1)	7,888	7,850	7,850
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	1,741

Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,772	4

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		5,813	5,813
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		422	23,150

Lambeau Telecom Company, LLC(15)	Communications-CLEC	Senior Debt (12.0%, Due 2/13)	1,416	1,416	1,108

Legacy Cabinets, Inc.(6)	Home Furnishings	Subordinated Debt (11.0%, Due 8/13)(1)(7)	2,328	2,184	109

LMS Intellibound Group, Inc.(2)	Logistics	Senior Debt (8.5%, Due 3/14 – 6/14)(1)	30,398	29,973	29,508
		Subordinated Debt (16.0%, Due 9/14)(1)	7,002	6,831	6,831

Marietta Intermediate Holding Corporation(6)	Cosmetics	Subordinated Debt (12.0%, Due 12/11)(1)(7)	2,401	2,028	—

Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (13.5%, Due 4/14)(1)	12,691	12,598	12,598
		Preferred Units (10.0%, 1,250,000 units)		1,403	1,380
		Class A Common Units (1,250,000 units)		—	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2009 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	$31,870	$31,726	$31,726
		Class A LLC Interest (4,712,042 units)		3,000	8,806

Metropolitan Telecommunications Holding Company(2)	Communications-CLEC	Senior Debt (10.8%, Due 9/10-12/11)(1)	22,622	22,461	22,461
		Warrants to purchase Common Stock (expire 9/13)		1,843	10,431

Miles Media Group, LLC(2)	Publishing	Senior Debt (12.5%, Due 6/13)(1)	17,821	17,505	17,505

NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,421	19,227	18,421
		Subordinated Debt (15.0%, Due 9/14)(1)	21,823	21,756	21,756
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	535

New Century Companies, Inc.(6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—

Philadelphia Newspapers, LLC(6)(13)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,071	—

Powercom Corporation(6)(15)	Communications-CLEC	Warrants to purchase Class A Common Stock (expire 6/14)		286	—

Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (6.3%, Due 12/10 - 5/11)(1)	17,500	17,462	17,462
		Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,932	17,932
		Preferred LLC Interest (1,000,000 units)		595	1,156

Restaurant Technologies, Inc.	Food Services	Senior Debt (17.2%, Due 2/12)(1)	38,457	38,138	38,138
		Common Stock (47,512 shares)		352	37
		Warrants to purchase Common Stock (Expire 6/14)		—	—

Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (15.5%, Due 8/11)(1)	26,156	25,974	25,478

Summit Business Media Intermediate Holding Company, LLC(6)	Information Services	Subordinated Debt (9.0%, Due 7/14)(1)(7)	6,000	5,996	1,496

Tegra Medical Holdings, LLC(12)	Industrial Products	Senior Debt (9.5%, Due 10/13)(1)	28,056	27,861	27,413
		Common Units (1,000,000 units)		1,000	1,026

Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (7.3%, Due 10/12)(1)	20,000	19,853	17,214

The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	9

The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (15.5%, Due 11/14)(1)	14,417	14,417	14,417

ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08)(7)	1,252	993	—

VOX Communications Group Holdings, LLC(2)(6)	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,423	10,463	6,839
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,038	1,414	—

VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—

WebMediaBrands Inc.(6)(14)	Information Services	Common Stock (148,373 shares)		2,114	81

Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (2.9%, Due 2/14)(1)	3,910	3,930	3,187

Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (8.9%, Due 7/11-12/11)(1)	14,292	14,236	13,530
		Subordinated Debt (16.0%, Due 7/12)(1)	6,471	6,441	3,923
		Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 52.5% of total investments at fair value)				598,205	557,447

Total Investments				$1,385,048	$1,061,506

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2009 (unaudited)

(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	10.0%	11/10	$16,000	$—	$(571)
	Interest Rate Swap—Pay Fixed/Receive Floating	14.0%	11/10	8,000	—	(285)
	Interest Rate Swap—Pay Fixed/Receive Floating	13.0%	08/11	12,500	—	(186)
	Interest Rate Swap—Pay Fixed/Receive Floating	9.0%	08/11	8,681	—	(129)

Total Interest Rate Swaps				$45,181	$—	$(1,171)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14-12/14)(1)	$13,727	$13,619	$13,619
		Preferred Units (10.0%, 17,100 units)(1)		18,960	25,992
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.(6)	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,666
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,659
		Class A Common Stock (4,698,987 shares)		—	—

Cleartel Communications, Inc.(2)(6)(17)	Communications- CLEC	Subordinated Debt (11.2%, Due 5/09-3/11)(7)	41,172	36,047	—
		Series B Preferred Stock (8.0%, 57,862 shares)		50,612	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($5,000)

Coastal Sunbelt, LLC(2)(20)	Food Services	Senior Debt (8.4%, Due 1/12-7/12)(1)	22,246	22,127	22,127
		Subordinated Debt (14.8%, Due 1/13)(1)	8,223	8,115	8,115
		Preferred LLC Interest (12.0%, 123,250 units)		14,597	14,648
		Warrants to purchase Class B Common Stock		—	—

Crystal Media Network, LLC(6) (5)	Broadcasting	LLC Interest		2,447	2,556

GMC Television Broadcasting, LLC(2)(6)	Broadcasting	Senior Debt (9.2%, Due 4/12-6/12)(1)(7)	23,712	22,520	22,520
		Subordinated Debt (14.0%, Due 6/13)(1)(7)	8,000	7,076	5,465
		Class B Voting Units (8.0%, 86,700 units)		9,071	—

Intran Media, LLC	Other Media	Senior Debt (10.7%, Due 12/11)(1)	9,000	8,888	8,888
		Series A Preferred Units (10.0%, 86,000 units)		9,095	1,956
		Series B Preferred Units (10.0%, 30,000 units)		3,000	1,096

Jet Plastica Investors, LLC(2)	Plastic Products	Subordinated Debt A (14.8%, Due 3/13)(1)	16,377	16,124	16,124
		Subordinated Debt B (15.0%, Due 3/13)(1)	17,050	17,050	13,823
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—

JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	26,911	25,577	25,577
		Preferred Units (10.0%, 133,204 units)		18,470	16,562

LMS Intellibound Investors, LLC(2)	Logistics	Senior Debt (7.5%, Due 8/12)(1)	11,328	11,223	11,223
		Subordinated Debt (15.0%, Due 11/12)(1)	17,000	16,882	16,882
		Preferred Units (12.0%, 19,650 units)		23,780	38,845
		Warrants to purchase Class B Common Stock		—	—

MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		3	28

National Product Services, Inc.(2)(5)(19)	Business Services	Senior Debt A1 and A2 (10.1%, Due 6/09)	6,456	5,504	5,504
		Senior Debt A3 (7.5%, Due 6/09)	7,430	4,717	3,988
		Subordinated Debt (16.0%, Due 6/09)(7)	16,010	12,305	—
		Common Stock (995,428 shares)		—	—

Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,192	16,192
		Preferred LLC Interest (10.0%, 120,000 units)		13,324	11,597
		Letter of Credit ($97)

PremierGarage Holdings, LLC(2)(5)	Home Furnishings	Senior Debt (9.7%, Due 6/10-12/10)(1)	8,782	8,702	7,832
		Preferred LLC Units (8.0%, 445 units)		4,971	—
		Common LLC Units (356 units)		—	—

RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (8.1%, Due 12/10) (1)	8,500	8,469	8,469
		Subordinated Debt (15.0%, Due 12/11)(1)	9,837	9,793	9,793
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	3,479

Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13)(1)	18,033	17,920	17,920
		Preferred Units (8.0%, 125,400 units)		14,978	18,611

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
TNR Holdings Corp.(2)(6)(16)	Entertainment	Senior Debt (12.0%, Due 7/13)(7)	$2,104	$1,708	$1,708
		Series A Preferred Stock (8.0%, 43,264 shares)		28,770	25,682
		Legacy Series A Preferred Stock (12.5%, 585,939 shares)		15,000	—
		Legacy Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 7/18)		—	—
		Warrants to purchase Legacy Common Stock (expire 9/17)		—	—

Total Sleep Holdings, Inc.(2)	Healthcare	Subordinated Debt (15.0%, Due 9/11-3/12)	32,429	29,579	26,540
		Unsecured Note (0.0%, Due 6/11)	375	327	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Common Stock (4,046,875 shares)		1,000	—

Working Mother Media, Inc.(6)(11)	Publishing	Guaranty ($833)

Total Control Investments (represents 46.7% of total investments at fair value)				819,076	562,686

Affiliate Investments(3):

Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.9%, Due 10/11)(1)	6,195	6,023	5,629
		Subordinated Debt (16.0%, Due 4/12)(1)	4,922	4,791	4,426
		Series A Preferred Stock (20.0%, 49 shares)		298	—
		Common Stock (423 shares)		525	—
		Warrants to purchase Common Stock (expire 10/16)		348	—

Cherry Hill Holdings, Inc.(2)(6)	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	878

Stratford School Holdings, Inc.(2)	Education	Senior Debt (6.8%, Due 7/11-9/11)(1)	3,700	3,634	3,634
		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,683	6,683
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		120	12,842
		Warrants to purchase Common Stock (expire 5/15)(1)		67	3,903

Sunshine Media Delaware, LLC(2)(6)	Publishing	Common Stock (145 shares)		581	—
		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—

Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (8.0%, Due 12/12)(1)	16,817	16,705	16,204
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

XFone, Inc.(6)	Communications-Other	Common Stock (837,556 shares)		2,395	419
		Warrants to purchase Common Stock (expire 3/11)		—	8

Total Affiliate Investments (represents 4.7% of total investments at fair value)				45,141	56,126

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, lnc.(2)	Consumer Products	Senior Debt (8.2%, Due 6/12)(1)	$20,000	$19,882	$18,942
		Subordinated Debt (15.0%, Due 9/12)(1)(7)	13,822	13,071	3,913
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		332	—

Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (8.2%, Due 12/12)(1)	7,430	7,394	7,351
		Subordinated Debt (10.5%, Due 12/12)(1)	2,349	2,288	2,214
		Warrants to purchase Common Stock (expire 11/15)		—	30

Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (11.4%, Due 3/10)(1)	3,634	3,600	3,600

B & H Education, Inc.	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,490	2,000

BLI Holdings, Inc.(2)	Drugs	Senior Debt (11.3%, Due 1/09)(1)	11,333	11,234	11,234

CEI Holdings Inc.	Cosmetics	Senior Debt (6.3%, Due 3/14)(1)	3,918	3,927	1,674

Cervalis LLC	Business Services	Senior Debt (7.3%, Due 3/12)(1)	19,625	19,525	19,034

Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,124	2,111	2,111
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,507	3,080
		Warrants to purchase Class B Common Stock		—	—

Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (9.7%, Due 7/12-10/12)(1)	8,776	8,704	8,704

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (10.5%, Due 12/13)(1)	20,000	19,858	17,348

CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (9.6%, Due 6/11)(1)	6,005	5,971	5,104
		Subordinated Debt (14.1%, Due 12/12)(1)(7)	11,929	10,198	3,489
		Common Stock (500 shares)		500	—

Cyrus Networks, LLC	Business Services	Senior Debt (5.8%, Due 7/13)(1)	5,441	5,408	4,915
		Subordinated Debt (9.1%, Due 1/14)(1)	6,066	6,057	5,110

Dayton Parts Holdings, LLC(2)	Auto Parts	Subordinated Debt (6.5%, Due 6/11)(1)	21,500	21,380	21,380
		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		400	338

Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	8,534	8,455	8,455

Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (11.1%, Due 9/10)(1)	4,640	4,604	4,604
		Subordinated Debt (16.0%, Due 3/11)(1)	9,248	9,212	9,212

Flexsol Packaging Corp.(6)(18)	Plastic Products	Subordinated Debt (14.3%, Due 12/12)(1)(7)	3,081	3,058	1,133

G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (9.7%, Due 5/14)(1)	17,500	16,912	15,164
		Series A Preferred Shares (14.0%, 5,000,000 shares)		5,810	5,810
		Class C Shares (621,907 shares)		529	284

Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	435

GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	8,775	8,682	8,355
		Subordinated Debt (14.0%, Due 8/13)(1)	7,809	7,767	7,767
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	1,965

Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,991	667

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		7,475	7,475
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		422	27,407

Jupitermedia Corporation(6)(14)	Information Services	Common Stock (148,373 shares)		2,114	56

Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (9.8%, Due 8/13)(1)	2,328	2,313	752

Marietta Intermediate Holding Corporation(6)	Cosmetics	Subordinated Debt (12.0%, Due 12/11)(1)(7)	2,262	2,028	—

Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (13.5%, Due 4/14)(1)	12,596	12,493	12,494
		Preferred Units (10.0%, 1,250,000 units)		1,403	1,403
		Class A Common Units (1,250,000 units)		—	138

MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	31,446	31,280	31,280
		Class A LLC Interest (4,712,042 units)		3,000	8,305

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Metropolitan Telecommunications Holding Company(2)	Communications-CLEC	Senior Debt (10.8%, Due 6/10-9/10) (1)	$23,769	$23,530	$23,530
		Warrants to purchase Common Stock (expire 9/13)		1,843	9,655

Miles Media Group, LLC(2)	Publishing	Senior Debt (12.5%, Due 6/13) (1)	18,274	17,913	17,395

NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,921	19,697	19,189
		Subordinated Debt (15.0%, Due 9/14)(1)	21,284	21,211	21,211
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	900

New Century Companies, Inc.(6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—

New England Precision Grinding Holdings, LLC(12)	Industrial Products	Senior Debt (11.1%, Due 10/13)(1)	25,685	25,464	25,033
		Common Units (1,000,000 units)		1,000	1,213

PartMiner, Inc.(2)	Information Services	Senior Debt (8.7%, Due 6/09)(1)	854	846	846

Philadelphia Newspapers, LLC(6)(13)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,070	—

Powercom Corporation(15)	Communications-CLEC	Senior Debt (11.5%, Due 6/11)	1,357	1,357	1,279
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—

Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (7.5%, Due 5/11)(1)	15,500	15,438	15,438
		Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,911	17,911
		Preferred LLC Interest (1,000,000 units)		557	1,704

Restaurant Technologies, Inc.	Food Services	Senior Debt (16.6%, Due 2/12)(1)	37,197	36,929	36,929
		Series B Preferred Stock (499 shares)		15	19
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	97

Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (11.5%, Due 8/12)(1)	25,800	25,664	24,793

Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (7.5%, Due 7/14)(1)	6,000	5,995	4,261

Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (9.2%, Due 10/12)(1)	20,000	19,831	16,920

The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	9

The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (15.5%, Due 11/14)(1)	14,238	14,238	14,238

ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08) (7)	1,230	998	28

VOX Communications Group Holdings, LLC(2)	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)	11,312	10,725	10,674
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17) (7)	1,856	1,415	393

VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—

Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (3.7%, Due 2/14)(1)	3,930	3,951	2,576

Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (8.9%, Due 7/11-12/11)(1)	15,168	15,091	14,550
		Subordinated Debt (16.0%, Due 7/12)(1)	6,390	6,355	6,238
		Series A Preferred Stock (161,870 shares)		501	170

Total Non-Affiliate Investments (represents 48.6% of total investments at fair value)				605,906	584,336

Total Investments				$1,470,123	$1,203,148

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2008

(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	10.0%	11/10	$16,000	$—	$(649)
	Interest Rate Swap—Pay Fixed/Receive Floating	14.0%	11/10	8,000	—	(324)

Total Interest Rate Swaps				$24,000	$—	$(973)

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
(8)

During the quarter ended June 30, 2009, we did not recognize paid-in-kind interest or accretion income because the fair value of our investment was below its cost basis. However, we continue to accrue interest that is receivable in cash from the portfolio company.

(9)

Interest rates represent the weighted-average annual stated interest rate on loans and debt securities, presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates. Rates on preferred stock and preferred LLC interests, where applicable, represent the contractual rate.

(10)	On April 29, 2008, Home Interiors & Gifts, Inc. filed for Chapter 11 bankruptcy protection.
(1 1)	On October 2, 2008, Working Mother Media, Inc. changed its name to WMAC II, Inc.
(1 2)	On January 14, 2009, New England Precision Grinding Holdings, LLC changed its name to Tegra Medical Holdings, LLC.
(1 3)	On February 22, 2009, Philadelphia Newspapers, LLC filed for Chapter 11 bankruptcy protection.
(1 4)	On February 24, 2009, Jupitermedia Corporation changed its name to WebMediaBrands, Inc.
(1 5)

On February 28, 2009, this obligation and all of the assets of Powercom Corporation (other than its accounts receivable), were transferred to Lambeau Telecom Company, LLC, an affiliate of BCN Telecom, Inc., or BCN, in satisfaction of certain subordinated liabilities of Powercom Corporation owed to BCN.

(1 6)

On July 28, 2008, we converted our debt securities in TNR Entertainment Corp. into preferred stock of TNR Holdings Corp. and invested $2.0 million in debt in TNR Holdings Corp. The amounts reported herein for December 31, 2008 as Legacy Series A Preferred Stock, Legacy Common Stock and Warrants to purchase Legacy Common Stock, relate to our equity investment in TNR Entertainment Corp. On April 20, 2009, TNR Holdings Corp. repaid in full its debt together with all accrued interest and we concurrently sold our equity in TNR Holdings Corp. for an aggregate between the two transactions of $11.6 million in cash.

(1 7)

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

(1 8)	On July 8, 2009, we sold our Flexsol Packaging Corp. subordinated debt for $0.3 million.
(1 9)	On July 22, 2009, we recapitalized our investment in National Product Services, Inc. through a series of related debt and equity transactions.
(20)

On July 29, 2009, we entered into a definitive agreement to sell our equity investment in Coastal Sunbelt Holdings, Inc., or Coastal, a subsidiary of Coastal Sunbelt, LLC, for approximately $15.5 million to Coastal’s management team and MSouth Equity Partners, LP. Concurrent with the closing, we will invest an additional $0.8 million in senior debt financing and will continue to hold our existing senior and subordinated debt positions. Final closing of the transaction is expected in mid-August 2009 and is subject to customary closing conditions.

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

Small Business Investment Subsidiaries—We own Solutions Capital I, LP, a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, which operates as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. In connection with the formation of Solutions Capital I, LP, MCG also established another wholly owned subsidiary, Solutions Capital GP, LLC, to act as the general partner of Solutions Capital I, LP, while MCG is the sole limited partner.

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

The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital I, LP; Solutions Capital GP, LLC; and MCG’s special-purpose financing subsidiaries: MCG Finance V, LLC; MCG Finance VII, LLC and MCG Finance VIII, LLC.

BASIS OF PRESENTATION AND USE OF ESTIMATES

These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date of June 30, 2009 through the date these financial statements were issued on August 4, 2009.

Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Condensed Consolidated Financial Statements and accompanying notes. Although we believe the estimates and assumptions used in preparing these Condensed Consolidated Financial Statements and related notes are reasonable, actual results could differ materially.

Interim results are not necessarily indicative of results for a full year. You should read these Condensed Consolidated Financial Statements in conjunction with the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

CERTAIN RISKS AND UNCERTAINTIES

Economic conditions during 2008 and 2009, which include market dislocations, resulted in a significant decline in the availability of debt and equity capital. Generally, the limited amount of available debt financing in the overall capital markets has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available in the past. In addition, during 2008 and the six months ended June 30, 2009, the price of our common stock was well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments, to deleveraging our balance sheet, preserving liquidity necessary to meet our operational needs and servicing our borrowing obligations. Key initiatives that we undertook beginning in 2008 to provide necessary liquidity include: monetizations; the suspension of dividends; the repurchase of debt at significant discounts; the renegotiation of our debt agreements, which was completed in 2009, and the implementation of a corporate restructuring. Although there can be no assurance that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our remaining 2009 operating requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

STANDARD ON SUBSEQUENT EVENTS

On May 28, 2009, the Financial Accounting Standards Board issued SFAS 165—Subsequent Events, or SFAS 165. SFAS 165 provides guidance on management’s assessment of subsequent events and requires additional disclosure about the timing of management’s assessment of subsequent events. SFAS 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted this standard as of June 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

FAIR VALUE MEASUREMENTS

On February 12, 2008, FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, or FSP 157-2, was issued. FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. Our adoption of this standard as of January 1, 2009 did not affect our financial position or results of operations.

On October 10, 2008, FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. This FSP did not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and did not have a material effect on our financial position or results of operations.

On April 9, 2009, FASB Staff Position No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, or FSP 157-4, was issued. This FSP provides guidance for determining whether normal market activity exists for Level 2 assets and liabilities. In addition, FSP 157-4 expands disclosure requirements for fair value reporting and requires a categorization of investments consistent with that required for SFAS 115—Accounting for Certain Investments in Debt and Equity Securities. We adopted FSP 157-4 for the period ended June 30, 2009. Since our Level 2 investments comprise less than 0.4% of our investment portfolio, our adoption of FSP 157-4, did not have a material effect on our financial position or results of operations.

On April 9, 2009, FASB Staff Position No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1, was issued. This FSP requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. We adopted this standard as of June 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

TWO-CLASS METHOD OF PRESENTING EARNINGS PER SHARE

In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1, was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable dividend rights. Second, companies must report separately basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted this standard beginning with our financial statements ended March 31, 2009. As required, we applied this standard retroactively to all reported periods. Our adoption of this standard did not have a material impact on our financial position or results of operations. See Note 9—Loss Per Share for additional information about our adoption of this standard.

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires qualitative disclosures about objectives and strategies for; using derivatives; quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted this standard as of January 1, 2009. We have reflected the disclosure requirements for SFAS 161 in Note 2—Investment Portfolio.

ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS

In June 2009, the Financial Accounting Standards Board issued SFAS 166—Accounting for Transfers of Financial Assets, or SFAS 166. This statement amends SFAS 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140. SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003)—Consolidation of Variable Interest Entities to qualifying special-purpose entities. SFAS 166 also establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and early application is prohibited. We will adopt this standard as of January 1, 2010. Currently, we are evaluating the affect that the adoption of this standard could have on our financial position and results of operations.

CODIFICATION OF ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board issued SFAS No.168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. When SFAS 168 is effective, the Codification will supersede all then-existing non-SEC literature and all reporting standards. SFAS 168 is not expected to change existing accounting standards, but rather changes the way that companies will refer to accounting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our financial statements covering the period ending September 30, 2009. We do not expect that our adoption of this standard will have a material impact on our financial position or results of operations.

NOTE 2—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments
Senior secured debt	$451,301	32.6%	$445,392	30.3%
Subordinated debt
Secured	414,468	29.9	439,440	29.9
Unsecured	34,778	2.5	34,500	2.3

Total debt investments	900,547	65.0	919,332	62.5

Equity investments
Preferred equity	397,116	28.7	463,333	31.5
Common/common equivalents equity	87,385	6.3	87,458	6.0

Total equity investments	484,501	35.0	550,791	37.5

Total investments	$1,385,048	100.0%	$1,470,123	100.0%

The following table summarizes the composition of our investment portfolio at fair value:
	June 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$428,576	40.4%	$428,817	35.7%
Subordinated debt
Secured	283,471	26.7	351,425	29.2
Unsecured	27,961	2.6	28,081	2.3

Total debt investments	740,008	69.7	808,323	67.2

Equity investments
Preferred equity	270,899	25.5	339,576	28.2
Common/common equivalents equity	50,599	4.8	55,249	4.6

Total equity investments	321,498	30.3	394,825	32.8

Total investments	$1,061,506	100.0%	$1,203,148	100.0%

Our debt instruments bear contractual interest rates ranging from 2.9% to 17.2%, a portion of which may be deferred. As of June 30, 2009, approximately 60.5% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 39.5% of the fair value of our loan portfolio was at fixed rates. As of June 30, 2009, approximately 44.2% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and generally will cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost.

The following table summarizes the cost of loans more than 90 days past due and loans on non-accrual status:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$23,356	2.59%	$10,060	1.10%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$23,356	2.59%	$10,060	1.10%

Loans on non-accrual status
0 to 90 days past due	$153,088	17.00%	$109,424	11.90%
Greater than 90 days past due	23,356	2.59	10,060	1.10

Total loans on non-accrual status	$176,444	19.59%	$119,484	13.00%

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:
	June 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$7,128	0.96%	$695	0.09%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$7,128	0.96%	$695	0.09%

Loans on non-accrual status
0 to 90 days past due	$39,011	5.27%	$38,619	4.77%
Greater than 90 days past due	7,128	0.96	695	0.09

Total loans on non-accrual status	$46,139	6.23%	$39,314	4.86%

The following table summarizes our investment portfolio by industry at cost:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$335,271	24.2%	$335,279	22.8%
Communications—other	20,849	1.5	23,227	1.6
Cable	122,247	8.8	115,824	7.9
Healthcare	134,495	9.7	133,706	9.1
Food services	83,633	6.1	82,119	5.6
Broadcasting	78,769	5.7	78,918	5.4
Plastic products	98,691	7.1	84,484	5.7
Business services	72,370	5.2	93,668	6.4
Electronics	42,034	3.0	41,959	2.9
Logistics	36,804	2.7	51,885	3.5
Laboratory instruments	35,989	2.6	33,906	2.3
Publishing	38,931	2.8	39,416	2.7
Sporting goods	34,192	2.5	32,898	2.2
Technology	7,333	0.5	8,995	0.6
Industrial products	28,861	2.1	26,464	1.8
Education	12,161	0.9	11,994	0.8
Home furnishings	49,404	3.6	48,631	3.3
Insurance	23,716	1.7	23,251	1.6
Consumer products	37,367	2.7	36,341	2.5
Leisure activities	14,027	1.0	13,816	0.9
Drugs	10,200	0.7	11,234	0.8
Other media	21,302	1.5	20,983	1.4
Auto parts	10,635	0.8	31,073	2.1
Information services	15,349	1.1	17,410	1.2
Entertainment	926	0.1	49,385	3.4
Other(a)	19,492	1.4	23,257	1.5

Total	$1,385,048	100.0%	$1,470,123	100.0%

(a)	No individual industry within this category exceeds 1%.

The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC	$172,834	16.3%	$173,789	14.4%
Communications—other	17,242	1.6	17,403	1.5
Cable	125,705	11.8	119,134	9.9
Healthcare	99,980	9.4	123,589	10.3
Food services	83,379	7.9	81,935	6.8
Broadcasting	56,640	5.3	66,401	5.5
Plastic products	55,103	5.2	45,317	3.8
Business services	52,286	5.0	77,213	6.4
Electronics	41,430	3.9	42,018	3.5
Logistics	36,339	3.4	66,950	5.6
Laboratory instruments	36,550	3.4	35,054	2.9
Publishing	35,014	3.3	34,743	2.9
Sporting goods	33,859	3.2	36,531	3.0
Technology	30,061	2.8	35,980	3.0
Industrial products	28,439	2.7	26,246	2.2
Education	28,098	2.6	29,062	2.4
Home furnishings	24,710	2.3	27,899	2.3
Insurance	21,787	2.1	21,258	1.8
Consumer products	21,357	2.0	22,855	1.9
Leisure activities	14,027	1.3	13,816	1.2
Drugs	10,137	1.0	11,234	0.9
Other media	9,365	0.9	11,940	1.0
Auto parts	9,137	0.9	31,011	2.6
Information services	8,816	0.8	13,618	1.1
Entertainment	703	0.1	28,268	2.4
Other(a)	8,508	0.8	9,884	0.7

Total	$1,061,506	100.0%	$1,203,148	100.0%

(a)	No individual industry within this category exceeds 1%.

We manage our interest rate exposure and financing facility requirements on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities, and from time to time, may enter into interest rate swaps. As of June 30, 2009, we included the $1.2 million fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets. During the six months ended June 30, 2009, we reported changes in the fair value of these interest rate swaps in net unrealized (depreciation) appreciation on investments on our Consolidated Statement of Operations. We did not designate any of our interest rate swaps as hedges for accounting purposes. Each quarter, we settle these interest rates swaps for cash.

No interest rate swaps were issued or outstanding during the six months ended June 30, 2008. The following table summarizes our existing interest rate swaps with SunTrust Bank as the counterparty in which we pay fixed interest rates and receive floating interest rates:

(dollars in thousands)			As of June 30, 2009			Unrealized Appreciation (Depreciation)
Date		Interest			Fair	Three months ended	Six months ended
Entered	Expiring	Rate	Notional	Cost	Value	June 30, 2009	June 30, 2009
07/08	11/10	10.0%	$16,000	$—	$(571)	$45	$78
07/08	11/10	14.0%	8,000	—	(285)	23	39
03/09	08/11	13.0%	12,500	—	(186)	52	(186)
03/09	08/11	9.0%	8,681	—	(129)	36	(129)

Total			$45,181	$—	$(1,171)	$156	$(198)

NOTE 3—FAIR VALUE MEASUREMENT

As of January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

FAIR VALUE HIERARCHY

SFAS 157 establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

SFAS 157 Fair Value Hierarchy	Inputs to Fair Value Methodology
Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Quoted prices for similar assets or liabilities; quoted markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the financial instrument; inputs, other than quoted prices, that are observable for the asset or liability; or inputs that are derived principally from, or corroborated by, observable market information

Level 3	Pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption is unobservable or when the estimation of fair value requires significant management judgment

We categorize a financial instrument in the fair value hierarchy based on the lowest level of input that is significant to its fair value measurement.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheet by SFAS 157 hierarchy:

	As of June 30, 2009
(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Consolidated Balance Sheet
ASSETS
Non-affiliate investments
Senior secured debt	$—	$3,187	$294,718	$297,905
Subordinated secured debt	—	—	188,989	188,989
Unsecured subordinated debt	—	—	2,145	2,145
Preferred equity	—	143	23,769	23,912
Common/common equivalents	81	—	44,415	44,496

Total non-affiliate investments	81	3,330	554,036	557,447

Affiliate investments
Senior secured debt	—	—	23,519	23,519
Subordinated secured debt	—	—	11,363	11,363
Preferred equity	—	—	14,468	14,468
Common/common equivalents	—	—	3,519	3,519

Total affiliate investments	—	—	52,869	52,869

Control investments
Senior secured debt	—	—	107,152	107,152
Subordinated secured debt	—	—	83,119	83,119
Unsecured subordinated debt	—	—	25,816	25,816
Preferred equity	—	—	232,519	232,519
Common/common equivalents	—	—	2,584	2,584

Total control investments	—	—	451,190	451,190

Total assets at fair value	$81	$3,330	$1,058,095	$1,061,506

	As of June 30, 2009
(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Consolidated Balance Sheet
LIABILITIES
Interest rate swaps(a)	—	(1,171)	—	(1,171)

Total liabilities at fair value	$—	$(1,171)	$—	$(1,171)

(a)

Represents interest rate swaps on loans used as collateral on a securitized borrowing facility. The fair values of the interest rate swaps are included in other liabilities on our Consolidated Balance Sheets. See Note 2—Investment Portfolio for additional information about these interest rate swaps.

VALUATION METHODOLOGIES

As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. A majority-owned control investment represents a security in which we own more than 50% of the voting interest of the portfolio company and generally control its board of directors. A non-majority owned control investment represents a security in which we own 25% to 50% of the portfolio company’s equity. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities in which we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities in which we own less than 5% of the portfolio company’s equity.

•

Majority-Owned Control Investments—Majority-owned control investments comprise 41.4% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned investments comprise 1.1% of our investment portfolio. For our non-majority owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 57.5% of our investment portfolio. Quoted prices are not available for 99.4% of our non-control investments, which represent 57.2% of our investment portfolio. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange, including broadly syndicated securities, at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of June 30, 2009, these securities represented 0.3% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses consider key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that had a fair value in excess of $5.0 million. Valuation firms performed independent valuations or reviewed valuations of 50 portfolio companies over the last four quarters, representing $1.1 billion, or 99.4%, of the fair value of our total portfolio investments and $319.8 million, or 99.5%, of the fair value of our equity portfolio investments.

	As of June 30, 2009
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Quarter independent valuation/review prepared(a)
Second quarter 2009	$146,941	$150,536	$297,477	19.9%	46.8%	28.0%
First quarter 2009	257,689	109,159	366,848	34.8	34.0	34.6
Fourth quarter 2008	153,527	32,487	186,014	20.7	10.1	17.5
Third quarter 2008	177,267	27,592	204,859	24.0	8.6	19.3

Total	735,424	319,774	1,055,198	99.4	99.5	99.4

Not evaluated during the 12 months ended June 30, 2009	4,584	1,724	6,308	0.6	0.5	0.6

Total investment portfolio	$740,008	$321,498	$1,061,506	100.0%	100.0%	100.0%

(a)

Independent valuations/reviews prepared multiple times for the same investment throughout the year have that investment’s fair value reflected in the most recent quarter for which an independent valuation/review was prepared.

The majority of the valuations performed by the independent valuation firms utilize proprietary models and inputs. We have used, and intend to continue to use, independent valuation firms to provide additional support for our internal analyses. Our board of directors considers our valuations, as well as the independent valuations and reviews, in its determination of the fair value of our investments. The fair value of our interest rate swaps is based on a binding broker quote, which is based on the estimated net present value of the future cash flows using a forward interest rate yield-curve in effect as of the measurement period.

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

CHANGES IN LEVEL 3 FAIR VALUE MEASUREMENTS

We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the second quarter, we transferred three broadly syndicated securities from Level 2 to Level 3 primarily due to inactivity in the observable prevailing bid and ask prices inputs resulting in the utilization of unobservable inputs in determining fair value.

The following table provides a reconciliation of fair value changes during the three-month period from March 31, 2009 through June 30, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value March 31, 2009
Senior secured debt	$318,926	$24,403	$109,925	$453,254
Subordinated secured debt	200,460	11,216	91,529	303,205
Unsecured subordinated debt	2,128	—	25,695	27,823
Preferred equity	23,724	14,970	239,020	277,714
Common/common equivalents equity	42,863	3,903	2,584	49,350

Total fair value March 31, 2009	588,101	54,492	468,753	1,111,346

Realized/unrealized (loss) gain
Senior secured debt	(2,530)	66	(1,099)	(3,563)
Subordinated secured debt	(2,179)	84	(11,058)	(13,153)
Preferred equity	(2)	(531)	6,456	5,923
Common/common equivalents equity	1,265	(384)	(4,971)	(4,090)

Total realized/unrealized loss	(3,446)	(765)	(10,672)	(14,883)

Purchases, issuances and settlements, net
Senior secured debt	(21,682)	(950)	(1,674)	(24,306)
Subordinated secured debt	(9,577)	63	2,648	(6,866)
Unsecured subordinated debt	17	—	121	138
Preferred equity	47	29	(12,957)	(12,881)
Common/common equivalents equity	287	—	4,971	5,258

Total purchases, issuances and settlements, net	(30,908)	(858)	(6,891)	(38,657)

Transfers into Level 3
Senior secured debt	4	—	—	4
Subordinated secured debt	285	—	—	285

Total transfers into Level 3	289	—	—	289

Fair value as of June 30, 2009
Senior secured debt	294,718	23,519	107,152	425,389
Subordinated secured debt	188,989	11,363	83,119	283,471
Unsecured subordinated debt	2,145	—	25,816	27,961
Preferred equity	23,769	14,468	232,519	270,756
Common/common equivalents equity	44,415	3,519	2,584	50,518

Total fair value as of June 30, 2009	$554,036	$52,869	$451,190	$1,058,095

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments for the three months ended June 30, 2009.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(2,530)	$66	$(1,531)	$(3,995)
Subordinated secured debt	(2,179)	84	(11,058)	(13,153)
Preferred equity	(67)	(531)	40,585	39,987
Common/common equivalents equity	1,200	(384)	(1,971)	(1,155)

Total change in unrealized (depreciation) appreciation on Level 3 investments	$(3,576)	$(765)	$26,025	$21,684

The following table provides a reconciliation of fair value changes during the six-month period from December 31, 2008 to June 30, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2008
Senior secured debt	$289,982	$25,467	$108,451	$423,900
Subordinated secured debt	210,902	11,109	128,281	350,292
Unsecured subordinated debt	2,504	—	25,577	28,081
Preferred equity	26,128	15,220	297,793	339,141
Common/common equivalents equity	48,279	3,903	2,584	54,766

Total fair value December 31, 2008	577,795	55,699	562,686	1,196,180

Realized/unrealized (loss) gain
Senior secured debt	(6,419)	(50)	(1,690)	(8,159)
Subordinated secured debt	(8,433)	129	(33,831)	(42,135)
Unsecured subordinated debt	(393)	—	(5)	(398)
Preferred equity	(1,055)	(811)	(18,174)	(20,040)
Common/common equivalents equity	(4,215)	(384)	(4,971)	(9,570)

Total realized/unrealized loss	(20,515)	(1,116)	(58,671)	(80,302)

Purchases, issuances and settlements, net
Senior secured debt	(72)	(1,898)	11,614	9,644
Subordinated secured debt	(30,647)	125	5,551	(24,971)
Unsecured subordinated debt	34	—	244	278
Preferred equity	(1,304)	59	(47,100)	(48,345)
Common/common equivalents equity	351	—	4,971	5,322

Total purchases, issuances and settlements, net	(31,638)	(1,714)	(24,720)	(58,072)

Transfers into (out of) Level 3
Senior secured debt	11,227	—	(11,223)	4
Subordinated secured debt	17,167	—	(16,882)	285

Total transfers into (out of) Level 3	28,394	—	(28,105)	289

Fair value as of June 30, 2009
Senior secured debt	294,718	23,519	107,152	425,389
Subordinated secured debt	188,989	11,363	83,119	283,471
Unsecured subordinated debt	2,145	—	25,816	27,961
Preferred equity	23,769	14,468	232,519	270,756
Common/common equivalents equity	44,415	3,519	2,584	50,518

Total fair value as of June 30, 2009	$554,036	$52,869	$451,190	$1,058,095

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments for the six months ended June 30, 2009.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(6,419)	$(50)	$(2,122)	$(8,591)
Subordinated secured debt	(8,433)	129	(33,831)	(42,135)
Unsecured subordinated debt	(393)	—	(5)	(398)
Preferred equity	(1,055)	(811)	(302)	(2,168)
Common/common equivalents equity	(4,215)	(384)	(1,971)	(6,570)

Total change in unrealized depreciation on Level 3 investments	$(20,515)	$(1,116)	$(38,231)	$(59,862)

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK

INVESTMENTS IN COMMUNICATIONS PORTFOLIO COMPANIES

As of June 30, 2009, approximately 17.9% of the fair value of our investment portfolio was composed of investments in the communications industry. The 17.9% included 16.3% invested in CLECs and 1.6% invested in other communications companies, including an international telecommunications service provider, a paging service and a telecommunications tower company. As of December 31, 2008, approximately 15.9% of the fair value of our investment portfolio was composed of investments in the communications industry, including 14.4% invested in CLECs and 1.5% invested in other communications companies. For the six months ended June 30, 2009 and 2008, our portfolio companies in the communications industry contributed $2.3 million, or 4.4%, and $12.2 million, or 16.5%, respectively, of our total revenues.

Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment. As of June 30, 2009 and December 31, 2008, the fair value of our investment in Broadview represented $138.8 million and $139.3 million, or 13.1% and 11.6%, respectively, of the fair value of our investment portfolio. We did not accrete any dividends with respect to our investment in Broadview during the six months ended June 30, 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for this investment and any additional accretion of dividends would not be supportable or appropriate under our valuation polices. However, during the six months ended June 30, 2008, our investment in Broadview contributed $8.0 million, or 10.8%, of our total revenues. Currently, we do not expect to accrete any further dividends on our Broadview investment.

INVESTMENTS IN CABLE PORTFOLIO COMPANIES

As of June 30, 2009 and December 31, 2008, approximately 11.8% and 9.9%, respectively, of the fair value of our investment portfolio was composed of investments in the cable industry. During the six months ended June 30, 2009 and 2008, our investments in the cable industry contributed $5.3 million and $5.4 million, or 10.1% and 7.3%, respectively, of our total revenues.

INVESTMENTS IN HEALTHCARE PORTFOLIO COMPANIES

As of June 30, 2009 and December 31, 2008, approximately 9.4% and 10.3%, respectively, of the fair value of our investment portfolio was composed of investments in the healthcare industry. During the six months ended June 30, 2009 and 2008, our investments in the healthcare industry contributed $6.3 million and $7.6 million, or 12.0% and 10.2%, respectively, of our total revenues.

INVESTMENTS IN FOOD SERVICES COMPANIES

As of June 30, 2009 and December 31, 2008, approximately 7.9% and 6.8%, respectively, of the fair value of our investment portfolio was composed of investments in the food services industry. For the six months ended June 30, 2009 and 2008, our investments in the food services industry contributed $5.8 million and $5.3 million, or 11.0% and 7.1%, respectively, of our total revenues.

NOTE 5—BORROWINGS

The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, LP, a wholly owned subsidiary, as an SBIC, under the Small Business Investment Act of 1958, as amended:

		June 30, 2009		December 31, 2008
(dollars in thousands)	Maturity Date	Potential Maximum Borrowing	Amount Outstanding	Potential Maximum Borrowing	Amount Outstanding
Unsecured Notes
Series 2005-A	October 2010	$41,558	$41,558	$50,000	$50,000
Series 2007-A	October 2012	20,778	20,778	25,000	25,000

Commercial Loan Funding Trust Facility
Class A Variable Funding Certificate	August 2011(a)	185,615	174,533	218,750	162,219
Class B Variable Funding Certificate	August 2011(a)	—	—	31,250	24,950

Term Securitizations
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	40,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	37,380

Unsecured Revolving Line of Credit(d)	May 2009	—	—	70,000	44,500

SBIC (Maximum borrowing potential)(e)	(f)	130,000	27,600	130,000	2,600

Total borrowings		$770,451	$584,349	$917,500	$636,649

(a)

Renewable each February at the lender’s discretion. The lender provided this renewal in February 2009. At that time, the final legal maturity became August 2011. In conjunction with additional collateral transferred to this facility in February 2009, the Class B advances were retired.

( b)

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

(d)	On May 4, 2009, we repaid the balance of this facility.
(e )

As of June 30, 2009, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of June 30, 2009. Based on our funded capital, Solutions Capital I, LP may, subject to compliance with the SBA’s customary procedures, borrow up to an additional $28.3 million to originate investments. To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $46.4 million. In February 2009, the American Recovery and Investment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to SBIC companies up to $150.0 million.

(f)

Currently, we may originate new borrowings through September 2012 at which time we can apply for a new commitment. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

Each of our credit facilities has certain collateral requirements and/or financial covenants. As of December 31, 2008, the net worth covenant of our warehouse facility requires that we maintain a minimum stockholders’ equity of not less than $525.0 million, plus 50% of any equity raised after February 26, 2009. The terms of this facility include a step-down provision that allows us to reduce the minimum stockholders’ equity requirement to $500.0 million, plus 50% of the proceeds from any equity issuances after February 26, 2009, if we reduce the effective advance rate for the advances outstanding to less than 60% of eligible collateral and we provide formal notice to the lender. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional senior debt. As of June 30, 2009, our ratio of total assets to total borrowings and other senior securities was 206%. Because borrowings by our SBIC facility are exempt from the minimum BDC asset coverage requirement, we have $28.3 million of unused, previously funded borrowing capacity remaining in our SBIC.

We fund all of our current debt facilities, except our unsecured notes through our bankruptcy remote, special-purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. We continue to service the portfolio investments that are used as collateral in our secured borrowing facilities. Additional information about these facilities is provided below.

Unsecured Notes. In October 2005, we issued $50.0 million of Series 2005-A unsecured notes, at a fixed interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of Series 2007-A unsecured notes at a fixed interest rate of 6.71% per annum. Both of these tranches are five-year notes that require semi-annual interest payments. We issued these notes through private placements with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent. In February 2009, these notes were amended. In connection with these amendments, MCG and the noteholders agreed to a number of modifications to the terms of the notes, including certain financial covenants. The minimum asset coverage ratio that we are required to maintain has been lowered from 200% to 180% effective as of December 31, 2008. The minimum consolidated stockholders’ equity requirement was reduced from $642.9 million prior to December 31, 2008 to $500.0 million effective as of and after December 31, 2008. The cross-default provisions were modified so that defaults of indebtedness by certain direct and indirect subsidiaries, including Solutions Capital I, L.P. and the special purpose subsidiaries relating to the 2006-1 term securitization and our secured warehouse credit facility, would not constitute defaults under the unsecured notes, as long as we (the parent company) or any other subsidiary that is not a non-recourse financing subsidiary are not liable for the repayment of such indebtedness. The interest rate for the Series 2005-A unsecured notes, increased from 6.73% to 8.98%. The interest rate for the Series 2007-A unsecured notes, increased from 6.71% to 8.96%. The amendments also require us to offer to repurchase the unsecured notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased.

On May 4, 2009, we repaid our revolving line of credit. Prior to that repayment, we were required to use 60% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the unsecured notes and the revolving line of credit on a pro rata basis, based on then-outstanding amounts. After such repayment, we agreed to direct 40% of such net monetization proceeds from unencumbered asset sales as, and when, such sales occur to the repurchase of the notes, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%.

The following table summarizes the reductions in the borrowing capacity from monetization proceeds during the six months ended June 30, 2009:

(in thousands)	Date	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment
Unsecured Note Series
2005-A	March 2009	$5,314	$44,686
	May 2009	3,128	41,558

2007-A	March 2009	2,658	22,342
	May 2009	1,564	20,778

As of June 30, 2009, the outstanding balances under the Series 2005-A and Series 2007-A unsecured notes were $41.6 million and $20.8 million, respectively. In connection with the February 2009 amendment to the unsecured notes, we also agreed to limit the amount of debt from the 2006-1 term securitization and our common stock that we may repurchase. For every $5.0 million of unsecured notes we offer to purchase, we may repurchase $2.5 million of debt from the 2006-1 term securitization. Once we have offered to purchase $35.0 million in unsecured notes, then we may also repurchase $1.0 million in shares of our common stock for every $5.0 million increment of unsecured notes offered to be repurchased, provided that the amount of permitted 2006-1 debt repurchases shall be reduced by the amount of any MCG common stock repurchases made. We paid to the holders of the unsecured notes an amendment fee of $375,000, or 0.50%.

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

In February 2009, SunTrust renewed its annual liquidity commitment for this facility. We paid a $2.4 million, or 1.25%, facility fee for this renewal. In connection with this renewal, a number of modifications were made to the warehouse facility terms, including a reduction in the facility borrowing commitment from $250.0 million to $190.0 million. In conjunction with this reduction, the Class B VFC was retired. The legal final maturity date is now August 2011, subject to contractual terms and conditions. The requirement for a six-month standstill upon non-liquidity renewal has been eliminated. If a new agreement or extension is not executed by February 2010, the warehouse facility enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed through the facility. The facility is funded by third parties through the commercial paper market with SunTrust providing a liquidity backstop, subject to SunTrust’s annual liquidity commitment.

Advances under the Class A VFC may be up to 64% of eligible collateral. The warehouse facility is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the warehouse facility may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the collateral under the MCG Commercial Loan Funding Trust as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$166,475	61.3%	$164,188	64.3%
Subordinated secured debt	105,306	38.7	91,347	35.7

Total securitized assets	$271,781	100.0%	$255,535	100.0%

The interest rate for Class A advances has been increased to the commercial paper rate plus 2.50%. Class A advances previously bore interest at the commercial paper rate plus 1.50%. The minimum asset coverage ratio that we are required to maintain was reduced from 200% to 180% effective as of December 31, 2008, and the minimum consolidated stockholders’ equity requirement was reduced from $654.0 million prior to December 31, 2008 to $525.0 million as of and after December 31, 2008, plus 50% of any equity raised after February 26, 2009. The terms of this facility include a step-down provision that allows us to reduce the minimum stockholders’ equity requirement to $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009, if we reduce the effective advance rate for the advances outstanding to less than 60% of eligible collateral and we formally notify the lender.

Prior to the commencement of any amortization period, we will contribute 80% of net proceeds from monetizations of collateral financed in the warehouse facility to reduce the facility borrowing limit, until such limit is reduced to $150.0 million. In addition, 7.5% of the sale of the first $100.0 million of unencumbered investment assets by us will be used to repay the warehouse facility.

The following table summarizes the reductions in the facility borrowing limit from monetization proceeds:

(in thousands)	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment
Three Months Ended March 31, 2009
March 2009	$1,491	$188,509

Three Months Ended June 30, 2009
April 2009	1,347	187,162
May 2009	1,452	185,710
June 2009	95	185,615

MCG Commercial Loan Trust 2006-1. In April 2006, we completed a $500.0 million debt securitization through MCG Commercial Loan Trust 2006-1, a wholly owned subsidiary. The 2006-1 Trust issued $106.25 million of Class A-1 Notes, $50.0 million of Class A-2 Notes, $85.0 million of Class A-3 Notes, $58.75 million of Class B Notes, $45.0 million of Class C Notes and $47.5 million of Class D Notes. The respective classes of notes bear interest at LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%.

All the notes are secured by the assets of MCG Commercial Loan Trust 2006-1. The following table summarizes the assets securitized under this facility as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$209,970	59.7%	$224,661	56.7%
Subordinated secured debt	141,844	40.3	171,914	43.3

Total securitized assets	$351,814	100.0%	$396,575	100.0%

We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period ending in April 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured, and in certain instances unsecured, commercial loans and the remaining 45% must be senior secured commercial loans.

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

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that previously had been issued by Commercial Loan Trust 2006-1. In January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which resulted in a $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009.

Unsecured Revolving Line of Credit. In June 2008, we entered into an agreement, effective May 30, 2008, for a one-year unsecured revolving line of credit facility with a $70.0 million commitment. SunTrust Bank acted as the agent for this facility and SunTrust Robinson Humphrey, Inc. acted as arranger for this facility. Originally, SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.; Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million. Advances under this facility bore interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate was less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts. We used this facility for the origination of loans to, and investments in, primarily middle-market companies; repayment of indebtedness; working capital; and other general corporate purposes. In February 2009, the unsecured revolving line of credit agreement was amended to reduce the maximum borrowing limit from $70.0 million to $35.0 million and increase the interest rate on borrowings under this facility to LIBOR plus 400 basis points from LIBOR plus 275 basis points. The amendment also reduced the minimum stockholders’ equity requirements from $650.0 million prior to December 31, 2008 to $500.0 million plus 50% of the proceeds from post-amendment date equity issuances for the periods ending as of and after December 31, 2008. In addition, we agreed to maintain minimum cash and cash equivalents of $12.5 million at all times and a quarterly cash coverage ratio of not less than 1.25 to 1.00. We were required to direct a portion of any monetization proceeds to pay down debt. Up to 60% of the net proceeds of any sale by us or unencumbered investment assets was used to reduce amounts outstanding under the revolving line of credit and our unsecured notes on a pro rata basis, based on then-outstanding amounts. All asset monetizations were at our sole discretion based upon the economic merits of any proposed transaction. Dividends payable in cash with a declared payment date prior to July 1, 2009 were limited to the minimum amount required for us to maintain our status as a RIC. On May 4, 2009, we repaid this facility in full in advance of its May 29, 2009 maturity.

SBIC Debentures. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has a license from the SBA to operate as an SBIC, under the SBIC Act. As of June 30, 2009, the license gave Solutions Capital I, LP the potential to borrow up to $130.0 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations;

however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $130.0 million potential borrowing for which we have been approved under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of June 30, 2009. Based on our current funded capital, Solutions Capital I, LP may, subject to compliance with the SBA’s customary procedures, borrow up to an additional $28.3 million to originate new investments. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $46.4 million.

The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage to available SBIC companies to up to $150.0 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008. Solutions Capital I, LP would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through June 30, 2009. As of June 30, 2009 and December 31, 2008, we had $31.0 million and $27.8 million, respectively, of investments and we had $20.4 million and $0.8 million, respectively, of restricted cash to be used for investments in our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. Currently, $13.0 million of our outstanding borrowings are subject to this interim rate. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of June 30, 2009, the SBIC had $27.6 million outstanding summarized in the following table:

	Amount Outstanding
(dollars in thousands)	June 30, 2009	December 31, 2008	Rate		Treasury Rate at Pooling Date	Spread in basis points
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	—	5.34%	Fixed	2.81%	253
Interim 2009-10B	13,000	—	2.78%	Interim	NA	NA

Total	$27,600	$2,600

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

	June 30, 2009
(in thousands)	Debt with Recourse	Debt without Recourse	Total
2009(a)	$2,336	$8,372	$10,708
2010	40,000	166,161	206,161
2011	—	—	—
2012	20,000	—	20,000
2013	—	—	—
Thereafter(b)	27,600	319,880	347,480

Total	$89,936	$494,413	$584,349

(a)

Each of our borrowing facilities contain provisions that require that we apply a portion of the proceeds we receive from monetizations to paydown a portion of the outstanding balances. The amounts payable in 2009 reflect the paydowns we were required to make in connection with monetizations that occurred through June 30, 2009.

(b)	Recourse on Solutions Capital I, LP’s outstanding debt is limited to MCG’s commitment of $65.0 million. As of June 30, 2009, we had $27.6 million of debt outstanding.

The following table summarizes our aggregate outstanding borrowings as of June 30, 2009 and December 31, 2008, by interest rate benchmark:

(in thousands)	June 30, 2009	December 31, 2008
Interest rate benchmark
LIBOR	$319,880	$371,880
Commercial paper rate	174,533	187,169
Fixed rate	89,936	77,600

Total borrowings	$584,349	$636,649

As of June 30, 2009, we reported $584.3 million of borrowings on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of June 30, 2009 was approximately $413.2 million, based on market data and current interest rates.

NOTE 6—CAPITAL STOCK

We have one class of common stock and one class of preferred stock authorized. Our board of directors is authorized to provide for the issuance of shares of preferred stock in one or more series; establish the number of shares to be included in each such series; and to establish the designations, voting powers, preferences and rights of the shares of each such series, and any qualifications, limitations or restrictions thereof, subject to the 1940 Act.

On June 17, 2009, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings up to an aggregate of 10 million shares. This proposal permits us to issue securities that may be converted into or exercised for shares of our common stock at a conversion or exercise price per share not less than our current market price at the date such securities are issued. This conversion or exercise price may; however, be less than our net asset value per share at the date such securities are issued or the date such securities are converted into or exercised for shares of our common stock. The approval expires on the earlier of June 17, 2010 or the date of our 2010 Annual Meeting of Stockholders.

In 2008, we raised $57.7 million of net proceeds by issuing 9.5 million shares of newly issued common stock in a rights offering. See Note 9—Loss Per Share for additional details regarding this rights offering.

NOTE 7—SHARE-BASED COMPENSATION

EMPLOYEE SHARE-BASED COMPENSATION

From time to time, we award shares of restricted common stock to employees under our Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, which our stockholders initially approved in June 2006. Under the terms of the 2006 Plan, we may award up to 3,500,000 shares of common stock to employees. Shares of restricted common stock awarded under the 2006 Plan may be subject to the employees’ meeting service or performance conditions specified at the time of award. The award date is the date on which the shares are awarded by the Compensation Committee of our board of directors, while the fair value of the respective stock award is based on the closing price of our common stock on the NASDAQ Global Select Market on the award date. We amortize restricted stock awards on a straight-line basis over the requisite service period and report this expense as amortization of employee restricted stock awards on our Consolidated Statements of Operations.

During the six months ended June 30, 2009, we did not issue any shares of restricted stock under the 2006 Plan. During 2008, we issued 1,336,000 shares of restricted stock under the 2006 Plan, with a weighted-average fair value per share of common stock on the award date of $4.99. These awards included 648,000 shares of restricted stock awarded under the 2006 Plan as part of the MCG Capital 2008 Retention Program, or the Retention Program, with a weighted-average fair value per share of common stock of $3.58.

The forfeiture provisions for the shares of restricted common stock issued under the Retention Program will lapse on a cliff basis in March 2011. The forfeiture provisions for the other shares of restricted common stock awarded in 2008 lapse ratably, in quarterly installments, over the three- or four-year period set forth in the respective award agreements.

During the six months ended June 30, 2009 and 2008, we recognized $3.3 million and $3.7 million, respectively, of compensation expense related to share-based compensation awards, including $0.1 million of dividends paid on shares securing non-recourse employee loans during the six months ended June 30, 2008. As of June 30, 2009, all the restricted share awards for which forfeiture provisions have not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. We record dividends paid on shares of restricted common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on shares of restricted common stock for which forfeiture provisions are not expected to lapse to compensation expense. No dividends were paid during the six months ended June 30, 2009. During the six months ended June 30, 2008, all dividends paid on restricted common stock were charged to retained earnings, except for dividends paid on shares securing non-recourse employee loans, because we expected the forfeiture provisions to lapse for all such shares. As of June 30, 2009, we had $7.7 million of unrecognized compensation cost related to restricted common stock awarded to employees. We will recognize these costs over the remaining weighted-average requisite service period of 1.9 years.

As discussed more fully in Note 12—Subsequent Events, on July 23, 2009, our board of directors approved the 2009 Long-Term Incentive Program, which, in part, provides our executive officers and certain key non-executive employees the opportunity to receive a total of up to 865,000 shares of MCG’s common stock upon achievement of specified MCG share price thresholds within a 36-month performance period.

NON-EMPLOYEE DIRECTOR SHARE BASED COMPENSATION

During June 2006, our stockholders initially approved the Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or the 2006 Non-Employee Plan, under which we may issue up to 100,000 shares of common stock to our non-employee directors. During the six months ended June 30, 2009 and 2008, we awarded 22,500 and 15,000, respectively, shares of restricted common stock to non-employee directors. During the six months ended June 30, 2009 and 2008, we recognized $0.1 million and $0.1 million, respectively, of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of June 30, 2009, we had $0.2 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 2.5 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

The following table summarizes our restricted stock award activity during the six months ended June 30, 2009:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2008(a)	1,451,000	$8.49
Awarded	22,500	2.46
Forfeiture period lapsed	(232,500)	14.19
Forfeited(b)	(27,000)	7.01

Subject to forfeiture provisions as of June 30, 2009(c)	1,214,000	$7.31

(a)	Includes 11,600 performance shares held in trust with a weighted-average award date fair value of $19.37 per share.
(b)	Includes 2,400 performance shares that were held in trust with a weighted-average award date fair value of $19.37 per share.
(c)	Includes 9,200 performance shares held in trust with a weighted-average award date fair value of $19.37 per share.

NOTE 8—INCOME TAXES

As a RIC, we are taxed under Subchapter M of the Internal Revenue Code. As such, our income generally is not taxable to the extent we distribute it to stockholders and we meet certain qualification tests as outlined in the Internal Revenue Code. However, income from certain investments owned by our wholly owned subsidiaries is subject to federal, state and local income taxes. We met our distribution requirements as a RIC for 2008 and will monitor distribution requirements for 2009 in order to ensure compliance under Subchapter M of the Internal Revenue Code.

We use the asset and liability method to account for our taxable subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the six months ended June 30, 2009 and 2008, we recorded an income tax benefit of $0.3 million and an income tax provision of $0.3 million, respectively, which were attributable primarily to unrealized depreciation or appreciation on investments held by our subsidiaries.

From December 2001 through June 30, 2009, we declared distributions per share of $11.78. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

Historically, we have declared dividends that were paid the following quarter. The following table summarizes the distributions that we declared and paid since January 1, 2008.

Date Declared	Record Date	Payment Date	Amount
May 6, 2008	June 30, 2008	July 30, 2008	$0.27
February 22, 2008	March 12, 2008	April 29, 2008	0.44

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. During the six months ended June 30, 2009, we did not make any distributions to stockholders. However, we will monitor 2009 taxable income in order to ensure compliance with the distribution requirements as a RIC.

Taxable income differs from net income recognized in accordance with accounting principles generally accepted in the United States, or GAAP, because of temporary and permanent differences in income and expense recognition. Taxable income generally excludes unrealized gains and losses from appreciation or depreciation of our investments, which are included in GAAP net income. Further, amounts recognized for financial reporting purposes may differ from amounts included in taxable income due to the accrued dividends on preferred stock, which increases the book basis but not the tax basis of our investments, and non-accrual interest on loans, which increases the tax basis but not the book basis. The following table summarizes the cost of our investments, as well as the unrealized appreciation and depreciation for federal income tax purposes, as of June 30, 2009 and December 31, 2008:

(in thousands)	June 30, 2009	December 31, 2008
Cost for federal income tax purposes	$1,339,817	$1,413,241

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	58,115	85,754
Book to tax differences	89,520	91,770

Gross unrealized appreciation—tax basis	147,635	177,524

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(381,657)	(352,729)
Book to tax differences	(44,289)	(34,888)

Gross unrealized depreciation—tax basis	(425,946)	(387,617)

Net unrealized depreciation—tax basis	(278,311)	(210,093)

Total investments at fair value (GAAP)	$1,061,506	$1,203,148

The following table reconciles GAAP net loss to taxable net income (loss) for the six months ended June 30, 2009 and the year ended December 31, 2008:

(in thousands)	Six months ended June 30, 2009	Year ended December 31, 2008
Net loss	$(56,807)	$(191,245)
Difference between book and tax losses on investments(a)	(3,437)	(73,272)
Net change in unrealized depreciation on investments not taxable until realized	56,765	248,218
Capital losses in excess of capital gains	20,592	—
Timing difference related to deductibility of long-term incentive compensation	1,023	6,642
Taxable interest income on non-accrual loans(b)	11,707	2,051
Dividend income accrued for GAAP purposes that is not yet taxable	(3,526)	(19,972)
Distributions from taxable subsidiaries	37	483
Federal tax (benefit) provision	(254)	789
Other, net	289	4,181

Taxable income (loss) before deductions for distributions	$26,389	$(22,125)

(a)	Results for the year ended December 31, 2008, primarily reflect the write-off, for tax purposes, of the common stock of Cleartel.
(b)

Results for the year ended December 31, 2008, reflect the reversal of interest that we previously recognized on non-accrual loans of a portfolio investment that we liquidated. We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

In December 2007, we received an examination report from the IRS. See Note 10—Contingencies and Commitments for information about that report.

NOTE 9—LOSS PER SHARE

The following table summarizes our calculation of basic and diluted loss per share for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
Numerator
Net Loss	$(5,861)	$(69,500)	$(56,807)	$(67,002)
Less: Dividends declared—common and restricted shares	—	(20,417)	—	(49,272)

Undistributed earnings	(5,861)	(89,917)	(56,807)	(116,274)
Percentage allocated to common shares(a)	100.0%	100.0%	100.0%	100.0%

Undistributed earnings—common shares	(5,861)	(89,917)	(56,807)	(116,274)
Add: Dividends declared—common shares	—	20,088	—	48,559

Numerator for basic and diluted loss per share
Common shares	(5,861)	(69,829)	(56,807)	(67,715)
Participating unvested shares	—	329	—	713

Numerator for basic and diluted earnings per share—total	(5,861)	(69,500)	(56,807)	(67,002)

Denominator for basic and diluted weighted-average shares outstanding
Common shares	74,592	72,310	74,545	70,126
Participating unvested shares	—	—	—	—

Basic and diluted weighted-average shares outstanding—total	74,592	72,310	74,545	70,126

Loss per share:
Basic—common and participating unvested shares	$(0.08)	$(0.96)	$(0.76)	$(0.96)
Diluted—common and participating unvested shares	$(0.08)	$(0.96)	$(0.76)	$(0.96)

(a)Weighted-average shares
Weighted-average common shares
Weighted-average common shares outstanding	74,592	71,275	74,545	67,929
Adjustment for bonus element of rights offering	—	1,035	—	2,197

Basic weighted-average common shares	74,592	72,310	74,545	70,126

Weighted-average restricted shares
Weighted-average restricted shares	—	—	—	—
Bonus element of rights offering	—	—	—	—

Total weighted-average restricted shares	—	—	—	—

Total	74,592	72,310	74,545	70,126

Percentage allocated to common shares	100.0%	100.0%	100.0%	100.0%

ADOPTION OF FSP EITF 03-6-1

In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1, was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires that we must report basic and diluted earnings per share in two broad categories. First, we must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable rights to dividends. Second, we must report separately basic and diluted earnings per share for our remaining common stock.

We adopted FSP EITF 03-6-1 on January 1, 2009. Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends, and, thus, these shares are participating securities requiring the two-class method of computing earnings per share under the provisions of FSP EITF 03-6-1. The calculation of earnings per share for common shares excludes dividends attributable to our restricted common stock from the numerator and excludes the dilutive impact of those shares from the denominator. The provisions of FSP EITF 03-6-1 also require us to retroactively adjust all prior period earnings per share computations.

The retroactive application of FSP EITF 03-6-1 did not change our previously reported loss per share for any reporting period included in this Quarterly Report on Form 10-Q because the holders of the participating unvested shares are not required to fund any portion of the loss.

SHAREHOLDERS’ RIGHTS OFFERING

We issued transferable rights to stockholders of record on March 28, 2008. The rights entitled rights holders to subscribe for an aggregate of 9.5 million shares of our common stock. Record date stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every right held. The per share subscription price in the offering equaled 88% of the volume-weighted average sales price volume of our common stock on the NASDAQ Global Select Market during the five trading days ended April 18, 2008. We issued all 9.5 million shares of common stock on April 29, 2008 at a subscription price of $6.36 per share. The market price of our common stock was $9.92 per share on March 25, 2008, which was the last day that our common stock and the rights were traded together. Since the $6.36 per share subscription price of common stock issued under the rights offering was lower than the $9.92 per share market price on March 25, 2008, the rights offering contained a bonus element. Accordingly, as required by Statement of Financial Accounting Standard 128—Earnings per Share, we retroactively increased the weighted-average number of shares of common stock outstanding used to compute basic and diluted earnings per share by a factor of 1.052 for all historical periods prior to April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). This factor represents the impact of the bonus element of the rights offering on our common stock.

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

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful. If our appeal is not successful, we could be subject to up to $19.2 million of additional taxes, interest and penalties and we could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. If, in the future, we believe it is more likely than not that we will not prevail, we would accrue the estimated amounts due.

FINANCIAL INSTRUMENTS

During the normal course of business, we are party to certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments. We conduct extensive due diligence and, when appropriate, obtain collateral to limit our credit risk. Generally, these commitments have fixed expiration dates or other termination clauses, which may require payment of a fee by the counterparty. We expect many of these commitments will not be fully used before they expire; therefore, the total commitment amounts do not necessarily represent future cash requirements.

In accordance with GAAP, the unused portions of these commitments are not recorded on our Consolidated Balance Sheets. The following table summarizes the nominal dollar balance and the fair value of unused commercial loan commitments, guarantees and standby letters of credit as of June 30, 2009 and December 31, 2008:

(in thousands)	June 30, 2009	December 31, 2008
Unused loan commitments(a)	$33,326	$43,393
Guarantees	5,000	5,833
Standby letters of credit	—	97

(a)

Estimated fair value of unused loan commitments as of June 30, 2009 and December 31, 2008 was $0.2 million and $0.2 million, respectively, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties.

We currently have two guarantees totaling $5.0 million. Both guarantees relate to Cleartel Communications, Inc., or Cleartel, and are in the amounts of $3.0 million (supporting third party-debt) and $2.0 million (supporting a telecommunications service provider), for which we consider the credit risk to be remote. We report off-balance sheet guarantees on our Consolidated Schedules of Investments, as required by the 1940 Act.

ASSET PURCHASE AGREEMENT—CLEARTEL COMMUNICATIONS, INC.

On April 29, 2009, Cleartel, an MCG control investment, entered into an asset purchase agreement with Birch Communications, Inc. pursuant to which Birch Communications, Inc. will acquire substantially all of Cleartel’s operating assets in exchange for consideration that we currently expect will satisfy our existing guarantees with respect to this investment. The closing of the transaction is subject to regulatory approvals and other customary closing conditions, and is expected to occur in the third quarter of 2009. Once closed, we expect to recognize a realized loss with an offsetting reduction in our unrealized losses. Since we reduced the fair value of our investment in Cleartel to zero during 2008, we do not expect that this transaction will have a material effect on our 2009 results of operations.

NOTE 11—FINANCIAL HIGHLIGHTS

The following schedule summarizes our financial highlights for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008
PER SHARE DATA

Net asset value at beginning of period(a)	$8.66	$12.73

Net loss
Net operating income before investment loss and gain on extinguishment of debt(b)	0.27	0.49
Net change in unrealized depreciation on investments(b)	(0.76)	(1.45)
Net realized losses on investments(b)	(0.34)	—
Gain on extinguishment of debt(b)	0.07	—

Net loss(b)	(0.76)	(0.96)

Net decrease in net assets resulting from distributions(b)	—	(0.71)

Net increase (decrease) in stockholders’ equity relating to stock-based transactions
Issuance of shares of common stock	—	(0.61)
Issuance of shares of restricted common stock	—	(0.23)
Net increase in stockholders’ equity from restricted stock amortization	0.05	0.05
Dilutive effect of forfeiture provisions of previously issued restricted stock	0.01	—
Net increase in stockholders’ equity from other stock transactions	0.01	0.04

Net increase (decrease) in stockholders’ equity relating to stock-based transactions	0.07	(0.75)

Net asset value at end of period(a)	$7.97	$10.31

MARKET PRICE PER SHARE AT END OF PERIOD	$2.43	$3.98

TOTAL RETURN(c)	242.25%	(58.07)%

SHARES OF COMMON STOCK OUTSTANDING(c)
Weighted-average (diluted)	74,545	70,126
End of period	75,970	75,618

NET ASSETS
Average (annualized)	$634,100	$829,764
End of period	605,478	779,530

RATIOS (ANNUALIZED)
Operating expenses to average net assets	10.31%	9.67%
Net operating income to average net assets	6.40%	8.29%

(a)	Based on total number of shares outstanding.
(b)	Based on weighted-average number of shares outstanding.
(c )	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].

NOTE 12—SUBSEQUENT EVENTS

INCENTIVE COMPENSATION PLANS

On July 23, 2009, our board of directors approved two incentive compensation plans. The purpose of the plans is to incentivize management and key non-executive employees to increase stockholder value and our company’s overall success.

The first plan is the 2009 Annual Incentive Cash Bonus Plan, or Cash Bonus Plan, for the fiscal year ending December 31, 2009. The Cash Bonus Plan provides for the potential payment of cash bonuses upon attainment of certain individual and strategic goals to our executive officers and key non-executive employees. The plan establishes individual and strategic goals for 2009 for each of the following five categories: 1) equity portfolio monetizations; 2) BDC asset coverage ratio; 3) earnings from the portfolio; 4) earnings per share; and 5) successful renegotiation of our credit facilities. Payment of actual bonuses under the Cash Bonus Plan, if any, will be made in two installments on each of March 31, 2010 and September 30, 2010, subject to continued employment with MCG. The total payout under the Cash Bonus Plan could range between zero and $4.2 million.

The second plan approved by our board of directors on July 23, 2009 is the 2009 Long-Term Incentive Program, or LTIP, which is effective for the three-year period ending July 22, 2012. LTIP participants, including our executive officers and key, non-executive employees, will be eligible, in the sole discretion of the compensation committee of our board of directors, to receive their respective portions of up to an aggregate of 865,000 shares of our restricted common stock to be issued under our Amended and Restated 2006 Employee Restricted Stock Plan and up to $5.2 million of cash bonuses if the closing price of our common stock achieves specific price thresholds for 20 consecutive trading days. We are under no obligation to issue restricted stock or to pay a cash award under the LTIP, until such time as the compensation committee of our board of directors makes such determination in its sole discretion, regardless of whether the share price thresholds have been achieved. The following table summarizes the price thresholds, the cumulative percentage and number of shares eligible to be awarded at each threshold, and the cash bonus eligible to be paid after achievement of each stock price threshold:

Share Price	Potential Stock Awards		Aggregate Dollar Amount
	% of Award	Number of Shares	for Each Share Price Achieved
$3.00	25%	216,250	$—
$4.00	25%	216,250	—
$5.00	25%	216,250	1,000,000
$6.00	15%	129,750	996,000
$7.00	10%	86,500	1,006,000
$8.00	—%	—	2,209,000

	100%	865,000	$5,211,000

Shares of common stock subject to restricted stock awards under the LTIP may not be issued until such time as our share price achieves the price thresholds set forth in the preceding table and the issuance of such shares is authorized by the compensation committee of our board of directors. As such, the participants in the LTIP are not eligible to receive dividends on the shares of common stock subject to their awards of restricted stock until a share price threshold is attained and the common stock is issued. Upon issuance, forfeiture provisions for two-thirds of the applicable stock awards will lapse immediately, while the forfeiture provision for the remaining one-third will lapse twelve months later. We will account for the restricted stock awards as equity awards under Statement of Financial Accounting Standards No. 123R—Share-Based Payments, or SFAS 123R. We have estimated the fair value of these awards to be approximately $2.0 million and will amortize this amount on a straight-line basis over the service period.

Cash awards under the LTIP may not be issued until such time that our share price achieves the thresholds set forth in the preceding table and the payment of such awards is authorized by the compensation committee of our board of directors. Upon achievement of a price threshold, two-thirds of the associated cash is expected to be paid out immediately and the remaining one-third will be paid out twelve months later. We will account for the cash portion of the LTIP as liability awards under SFAS 123R. As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period. On July 23, 2009, the date on which the board of directors approved the LTIP and the LTIP was communicated to plan participants, the fair value of the cash awards was approximately

$1.0 million. However, because SFAS 123R requires us to adjust the fair value of the cash awards each quarter, as well as our estimate of the requisite service period, the expense that we ultimately recognize could vary between zero and $5.2 million.

MONETIZATIONS

On July 29, 2009, we entered into a definitive agreement to sell our equity investment in Coastal Sunbelt, LLC for approximately $15.5 million and to provide debt financing to support the acquisition of its wholly-owned subsidiary, Coastal Sunbelt Holding, Inc., or Coastal, by its management team and MSouth Equity Partners, L.P. Our net cash proceeds after providing additional financing will be approximately $15.3 million. In January 2007, we acquired Coastal, made an initial $5.6 million equity investment, and provided debt financing to the company. In December 2007, Coastal acquired L&M Produce, and we made an additional $6.7 million equity investment for a total of $12.3 million of equity invested in the company. This equity sale is expected to be consummated at approximately 99% of its most recently reported fair value. MCG is not selling any of its position in Coastal Sunbelt Real Estate, Inc. as part of this transaction. Final closing of the transaction is subject to customary closing conditions and is expected to occur mid-August 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of June 30, 2009, and the related consolidated statements of operations, for the three - and six - month periods ended June 30, 2009 and 2008, and the consolidated statements of changes in net assets, cash flows and financial highlights for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of MCG Capital Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 4, 2009

Selected Financial Data

The following table summarizes key financial data for MCG Capital Corporation for the three and six months ended June 30, 2009 and 2008. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
INCOME STATEMENT DATA
Revenue	$24,738	$31,100	$52,544	$74,096
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (benefit) provision	8,173	12,950	20,111	34,216
DNOI(a)	9,960	14,812	23,435	37,820
Net loss	(5,861)	(69,500)	(56,807)	(67,002)

PER COMMON SHARE DATA
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (benefit) provision per common share—basic and diluted	$0.11	$0.18	$0.27	$0.49
DNOI per common share—basic and diluted(a)	$0.13	$0.20	$0.31	$0.54
Loss per common share—basic and diluted	$(0.08)	$(0.96)	$(0.76)	$(0.96)
Cash dividends declared per common share	$—	$0.27	$—	$0.71

SELECTED PERIOD-END BALANCES
Fair value of investment portfolio	$1,061,506	$1,431,084
Total assets	1,203,839	1,506,595
Borrowings	584,349	692,975
Total stockholders’ equity	605,478	779,530
Net asset value per common share outstanding(b)	$7.97	$10.31

OTHER PERIOD-END DATA
Average size of investments
Fair Value	$15,843	$18,586
Cost	20,672	20,156
Number of portfolio companies	67	77
Number of employees	68	99

RECONCILIATION OF DNOI TO NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, (LOSS) GAIN ON EXTINGUISHMENT OF DEBT AND TAX (BENEFIT) PROVISION
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (benefit) provision	$8,173	$12,950	$20,111	$34,216
Amortization of employee restricted stock awards	1,787	1,862	3,324	3,604

DNOI(a)	$9,960	$14,812	$23,435	$37,820

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING(c)
Basic	74,592	72,310	74,545	70,126
Diluted	74,592	72,310	74,545	70,126
NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD END	75,970	75,618	75,970	75,618

(a)

DNOI is net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (benefit) provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company but does not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

(b)	Based on common shares outstanding at period-end.

The following table summarizes key financial data for MCG Capital Corporation for the three months ended June 30, 2009 and 2008. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended June 30,
(in thousands, except per share amounts)	2009		2008
PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$428,576		$441,500
Subordinated debt
Secured	283,471		478,107
Unsecured	27,961		30,613

Total debt investments	740,008		950,220

Equity investments
Preferred equity	270,899		411,700
Common equity/equivalents	50,599		69,164

Total equity investments	321,498		480,864

Total portfolio	$1,061,506		$1,431,084

% of total portfolio
Debt investments
Senior secured debt	40.4%		30.9%
Subordinated debt
Secured	26.7		33.4
Unsecured	2.6		2.1

Total debt investments	69.7		66.4

Equity investments
Preferred equity	25.5		28.8
Common equity/equivalents	4.8		4.8

Total equity investments	30.3		33.6

Total portfolio	100.0%		100.0%

YIELD ON AVERAGE LOAN PORTFOLIO (FAIR VALUE)
Average 90-Day LIBOR	0.9%		2.7%
Spread to avg. LIBOR on average loan portfolio excluding items below	12.0		9.5
Impact of fee accelerations of unearned fees on paid/restructured loans	—		0.1
Impact of previously unaccrued loans	—		—
Impact of non-accrual loans	(1.3)		(1.4)

Total yield on average loan portfolio	11.6%		10.9%

COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
% of loans with fixed interest rates	39.5%		40.4%
% of loans with floating interest rates	60.5%		59.6%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	6.2%		6.2%
Loans greater than 90 days past due	1.0%		1.1%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	19.6%		11.7%
Loans greater than 90 days past due	2.6%		1.7%

WEIGHTED AVERAGE PORTFOLIO COMPANY OPERATING METRICS(a)
Annual revenue (b)(c)	$128,704		$118,256
Annual EBITDA (b)(c)	19,009		16,093
Loan to value of non-broadly syndicated portfolio companies	63.7%		52.9%
Trailing twelve month equity EBITDA multiple(b)(d)(e)	8.2	x	10.1	x
Forward twelve month equity EBITDA multiple(b)(c)(d)(e)	7.1	x	8.0	x
Interest to EBITDA ratio(b)	2.6	x	2.4	x
Debt to EBITDA ratio on the debt portfolio(e)	6.2	x	5.7	x

(a)	Weighted based on the portfolio company’s fair value as of the respective period end.
(b)	Excludes portfolio companies with limited or no operations.
(c)	Excludes public equity portfolio companies.
(d)	Excludes portfolio companies valued on a liquidation basis.
(e)	For portfolio companies with a nominal EBITDA amount, the EBITDA multiple is limited to 15x. In addition, the maximum debt to EBITDA ratio is limited to 15x.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income and general and administrative expenses and the factors that may affect such results; our current strategic direction, including opportunistically monetizing assets, the preservation of liquidity, building our cash position, deleveraging our balance sheet and increasing our BDC asset coverage ratio; the amount, timing and price (relative to fair value) of asset monetizations; the timing of, and our ability to, repurchase equity, additional debt securities and make stockholder distributions; the application of losses for tax purposes during 2009; our expectations regarding the pursuit of additional cost-saving measures during 2009; the management of our expense base relative to our asset size; the cause of net unrealized losses; the performance of our portfolio companies; our expectations regarding revenue levels until interest rates rise or until we recommence the origination of new investments; our use of independent valuation firms to provide support for our internal valuation processes; the outcome of our tax appeal with the Internal Revenue Service, or IRS; our expectations with regard to the accretion of dividends on certain portfolio investments; the sufficiency of liquidity, future cash flows from operations and monetizations to meet operating expenses during the upcoming year; our ability to access our SBIC facility and to exclude debt from our BDC asset coverage ratio; general market conditions; economic and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.

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

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. As a BDC we are required to meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a 200% asset coverage ratio of total net assets to total senior securities, which include most of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. If we satisfy these requirements, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. From time to time, our wholly owned subsidiaries may execute transactions that trigger corporate-level tax liabilities. In such cases, we recognize a tax provision in the period when it becomes more likely than not that the taxable event will occur.

ECONOMIC MARKET CONDITIONS

We are in a recession, which many believe may last longer and be more severe than other recent economic downturns. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, and the government’s infusion of cash into the auto industry, large insurers and numerous large banks in an effort to avoid their collapse or bankruptcy. Consumer confidence continued to deteriorate and unemployment figures continued to increase during the first half of 2009. However, in recent months, certain economic indicators have shown modest improvements and our financial performance has improved compared to previous quarters.

Consistent with other companies in the financial services sector, we have been affected adversely by many of these events. The availability of debt and equity capital continues to be constrained. While the price of our stock rose from $0.71 as of December 31, 2008 to $2.43 as of June 30, 2009, our stock was trading at 30.5% of our net asset value as of June 30, 2009, thereby making it undesirable to issue new equity. In addition, the deterioration in consumer confidence and a general reduction in spending by both consumers and businesses has had an adverse effect on a number of the industries in which some of our portfolio companies operate and has led to an overall reduction in many of the comparable multiples that we use to estimate the fair value of certain companies in our investment portfolio. Since June 2008, we have suspended originating new loan and equity investments; however, from time to time we continue to make advances to current portfolio companies.

During the quarter ended June 30, 2009, we continued to monitor evolving economic events and execute measures instituted in 2008 to build and retain liquidity, meet the requirements of regulators and our debt agreements, and reduce expenditures. We recognize that many of these measures have been difficult for our stockholders, our employees and our portfolio companies. Nonetheless, we believe these actions are necessary to preserve capital and liquidity during this turbulent economic period. If we are able to meet our goals with respect to leverage levels, unrestricted cash balances and credit agreement limitations, we will evaluate on a quarterly basis the potential repurchase of equity and additional debt securities at a discount, if available, and the resumption of stockholder distributions. While certain economic indicators have shown modest improvements in recent months and our financial performance has improved compared to previous quarters, we believe it is premature to conclude that these improvements are necessarily indicative of a more significant long-term recovery of the economy.

The following sections summarize the key initiatives that we undertook beginning in 2008 and continuing throughout the quarter ended June 30, 2009.

MONETIZATIONS

Monetizations—Since the second half of 2008, we have focused on the monetization of certain debt and equity investments in our portfolio to deleverage our balance sheet and build cash reserves. Beginning in 2008 and continuing into 2009, the availability of capital became increasingly constrained. Thus, it has become more challenging to consummate monetizations on a timely basis.

However, during the six months ended June 30, 2009, we successfully monetized $106.0 million of our portfolio investments (at close to our carrying value). These monetizations include the sale of our equity investment in LMS Intellibound Investors, LLC, or LMS, in February 2009 for $40.5 million, or $4.1 million above the most recently reported value; as well as the $10.2 million prepayment of our subordinated debt investment in LMS at par in June 2009. Other monetizations completed during the first two quarters of 2009, include the February 2009 repayment of our $21.5 million second-lien debt investment in Dayton Parts Holding, LLC at par and $0.9 million above its most previously reported fair value; and the June 2009 repayment of our $18.7 million senior debt investment in Cervalis, LLC at $0.4 million above the most recently reported fair value. In addition, in April 2009, we monetized our senior debt and equity investment in TNR Holdings Corp., or TNR, for $11.6 million in April

2009. Our monetization of TNR represents a distressed sale, which was completed at 42.3% of our most recently reported fair value, which we exited after three major customers notified TNR that they did not intend to renew their contracts. A comprehensive list of 2009 monetization activity is included in the Portfolio Composition and Investment Activity section of this Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

In 2008, we successfully monetized $155.6 million of our portfolio assets, including $92.1 million of monetizations (at close to our carrying value) during the second half of the year. Since initiating our deleveraging initiatives in July 2008, we have completed a total of $198.3 million of investment monetizations, including 20 monetizations that were completed at 99.7% of their most recently reported fair value as well as the TNR distressed sale at 42.3% of its most recently reported fair value. We will strive to continue monetizing assets over the course of the next several quarters; however, the timing of such monetizations depends largely upon future market conditions. We are under no contractual or other obligation to monetize assets at specified times, levels or prices.

BORROWING AGREEMENTS

On May 4, 2009, we elected to repay our unsecured revolving line of credit prior to the maturity date of May 29, 2009. We made this repayment as part of our continuing initiative to reduce our leverage.

In February 2009, we successfully renegotiated three of our debt facilities. These amendments relaxed key covenant requirements under the borrowing facilities. Most significantly, the minimum net worth requirement was reduced from $654.0 million to $525.0 million, plus 50% of the proceeds from post amendment date equity issuances in our secured warehouse facility and to $500.0 million for our unsecured privately-placed notes. In addition, cross-default provisions related to our unsecured privately-placed notes were modified so that the defaults under other non-recourse facilities would not be an event of default for the unsecured notes. We also obtained a liquidity renewal and covenant relief from SunTrust Robinson Humphrey, Inc., or SunTrust, for our committed secured warehouse facility, which includes a final maturity for this facility of August 2011.

As described more fully in the Liquidity and Capital Resources—Borrowings section of this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, we agreed to increase the interest rates paid under the facilities. These amendments provide us with continuing debt financing with repayment terms that are tied to future monetizations.

In addition to the borrowing facilities described above, our wholly owned subsidiary, Solutions Capital I, LP has a license which allows us to borrow up to $130.0 million under the Small Business Investment Act of 1958, based upon our current commitment and existing approval by the SBA. As of June 30, 2009, we had $27.6 million of debt under the facility. We must repay these borrowings within ten years after the borrowing date, which will occur between 2018 and 2022. In October 2008, we received exemptive relief from the Securities and Exchange Commission, or SEC, that, among other things, allows us effectively to exclude debt issued by Solutions Capital I, LP from the calculation of our consolidated BDC asset coverage ratio. The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage to available SBIC companies up to $150.0 million, which represents a $12.9 million increase over the SBA’s $137.1 million maximum limit as of December 31, 2008. The SBA’s approval and commitment would be required in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through June 30, 2009. There is no assurance that we could draw up to the maximum limit available under the SBIC program.

DIVIDEND SUSPENSION

We did not declare dividends during the six months ended June 30, 2009. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which could result in a significant reduction to our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009, which could result in no payments being made in 2009. Variables that could necessitate a dividend in 2009 to meet our RIC requirements include the actual timing of gains and losses for tax purposes, equity investment monetizations and distributions in the event that all or part of our appeal with the IRS is unsuccessful. We will make our decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity and our asset coverage ratio at the time of such decision.

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

In addition to being able to extinguish this debt for less than 27% of the principal amount of the associated notes, our interest expense will be reduced by approximately $0.7 million of annual interest expense, based on the LIBOR in effect as of June 30, 2009, over the remaining life of the Commercial Loan Trust 2006-1 facility.

CORPORATE RESTRUCTURING

In August 2008, we announced the implementation of a corporate restructuring that resulted in lower incentive compensation for our executives, a 27% reduction in our workforce and the closure of certain facilities. Subsequent to the August 2008 reduction in force, additional employees have separated from MCG, whom we do not expect to replace in the near-term and as of June 30, 2009 our workforce comprised 68 employees. As of August 4, 2009, including our reduction in force and voluntary terminations, we have reduced our workforce from 101 to 66, or 35%, since we began our cost reduction initiatives. To further control our employee compensation expenses, we implemented a base salary freeze for essentially all personnel during 2009. We expect to pursue additional cost-saving measures during 2009 and plan to manage our expense base relative to our asset size as the portfolio decreases through monetizations.

PERFORMANCE BASED INCENTIVE COMPENSATION

On July 23, 2009, our board of directors approved two compensation plans that are designed to incentivize management and key non-executive employees to increase stockholder value and our company’s overall success. The 2009 Annual Incentive Cash Bonus Plan, provides executive officers and key non-executive employees the opportunity to earn up to an aggregate of $4.0 million of cash bonuses upon the achievement of certain individual and strategic goals during 2009 in each of five categories: 1) equity portfolio monetizations; 2) BDC asset coverage ratio; 3) earnings from the portfolio; 4) earnings per share; and 5) successful renegotiation of our credit facilities. The 2009 Long-Term Incentive Program, or LTIP, provides an opportunity for executive officers and key non-executive employees to receive a total of up to an aggregate of 865,000 shares of our restricted common stock to be issued under our Amended and Restated 2006 Employee Restricted Stock Plan and cash bonuses of up to an aggregate of $5.2 million if, among other things, the market price of MCG’s common stock reaches specific price thresholds during the next 36 months.

OVERVIEW OF RESULTS OF OPERATIONS

For the three months ended June 30, 2009, we reported a net loss of $5.9 million, or $0.08 per diluted share, compared to a net loss of $69.5 million, or $0.96 per diluted share, for the three months ended June 30, 2008. Our net operating income during the second quarter of 2009 was $8.2 million, or $0.11 per diluted share, compared to $13.0 million, or $0.18 per diluted share, during the second quarter of 2008.

The $5.9 million net loss reported for the three months ended June 30, 2009 primarily reflects the recognition of $14.0 million of net investment losses during the second quarter of 2009. These investment losses included $39.8 million of realized losses on our investments and $14.5 million of unrealized depreciation, which represents valuation write-downs of several portfolio investments, including $10.4 million of unrealized depreciation on our investment in Total Sleep Holdings, Inc., or Total Seep. These losses were partially offset by a $40.3 million reversal of unrealized depreciation on our investments. The unrealized depreciation recognized on our Total Sleep investment and our other portfolio investments was due predominantly to the performance of some portfolio companies and a reduction in the multiples used to estimate the fair value of our investments.

The $8.2 million of net operating income that we reported for the quarter ended June 30, 2009 was consistent with our expectations for the quarter. The $4.8 million, or 36.9%, decrease in net operating income during the second quarter of 2009 from the same quarter in 2008 was attributable primarily to a decrease in interest income resulting from a lower average LIBOR combined with an increase in the average balance of loans that are on non-accrual status and a decline in average loan balances.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

As of June 30, 2009, the fair value of our investment portfolio was $1,061.5 million, which represents a $141.6 million, or 11.8%, decrease from the $1,203.1 million fair value as of December 31, 2008. The following sections describe the composition of our investment portfolio as of June 30, 2009 and describe key changes in our portfolio during the six months ended June 30, 2009.

PORTFOLIO COMPOSITION

The following table summarizes the composition of our investment portfolio at fair value:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$428,576	40.4%	$428,817	35.7%
Subordinated debt
Secured	283,471	26.7	351,425	29.2
Unsecured	27,961	2.6	28,081	2.3

Total debt investments	740,008	69.7	808,323	67.2

Equity investments
Preferred equity	270,899	25.5	339,576	28.2
Common/common equivalents equity	50,599	4.8	55,249	4.6

Total equity investments	321,498	30.3	394,825	32.8

Total investments	$1,061,506	100.0%	$1,203,148	100.0%

The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC	$172,834	16.3%	$173,789	14.4%
Communications—other	17,242	1.6	17,403	1.5
Cable	125,705	11.8	119,134	9.9
Healthcare	99,980	9.4	123,589	10.3
Food services	83,379	7.9	81,935	6.8
Broadcasting	56,640	5.3	66,401	5.5
Plastic products	55,103	5.2	45,317	3.8
Business services	52,286	5.0	77,213	6.4
Electronics	41,430	3.9	42,018	3.5
Logistics	36,339	3.4	66,950	5.6
Laboratory instruments	36,550	3.4	35,054	2.9
Publishing	35,014	3.3	34,743	2.9
Sporting goods	33,859	3.2	36,531	3.0
Technology	30,061	2.8	35,980	3.0
Industrial products	28,439	2.7	26,246	2.2
Education	28,098	2.6	29,062	2.4
Home furnishings	24,710	2.3	27,899	2.3
Insurance	21,787	2.1	21,258	1.8
Consumer products	21,357	2.0	22,855	1.9
Leisure activities	14,027	1.3	13,816	1.2
Drugs	10,137	1.0	11,234	0.9
Other media	9,365	0.9	11,940	1.0
Auto parts	9,137	0.9	31,011	2.6
Information services	8,816	0.8	13,618	1.1
Entertainment	703	0.1	28,268	2.4
Other(a)	8,508	0.8	9,884	0.7

Total	$1,061,506	100.0%	$1,203,148	100.0%

(a)	No individual industry within this category exceeds 1%.

As of June 30, 2009, our ten largest portfolio companies comprised 47.4% of the fair value of our investment portfolio. These ten customers accounted for 43.4% of our total revenue during the six months ended June 30, 2009. As of June 30, 2009, approximately 17.9% of the fair value of our portfolio was invested in companies in the communications industry, of which 16.3% were competitive local exchange carriers, or CLECs. Our largest portfolio company, Broadview Networks Holdings, Inc., or Broadview, which is a CLEC, represents 13.1% of the fair value of our portfolio. Our remaining investments in the communications industry include an international telecommunications service provider, a paging service and a telecommunications tower company. See Results of Operations for additional information regarding our investment in Broadview.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries. The following table summarizes the concentrations of our investments by industry:

	Investments at Fair Value				Revenue for the Six Months Ended
	June 30, 2009		December 31, 2008		June 30, 2009		June 30, 2008
(dollars in thousands)	Amount	Percent of Total Portfolio	Amount	Percent of Total Portfolio	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Industry
Communications	$190,076	17.9%	$191,192	15.9%	$2,331	4.4%	$12,179	16.5%
Cable	125,705	11.8	119,134	9.9	5,287	10.1	5,366	7.3
Healthcare	99,980	9.4	123,589	10.3	6,291	12.0	7,567	10.2
Food services	83,379	7.9	81,935	6.8	5,772	11.0	5,271	7.1

OVERVIEW OF CHANGES IN INVESTMENT PORTFOLIO

During the six months ended June 30, 2009, we made $62.8 million of originations and advances to five existing portfolio companies compared to $77.7 million of originations and advances during the six months ended June 30, 2008. The following table summarizes our total portfolio investment activity during the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
(in thousands)	2009	2008
Beginning investment portfolio	$1,203,148	$1,545,090
Originations and advances	62,823	77,692
Gross payments, reductions and sales of securities	(122,474)	(91,670)
Net unrealized loss	(83,807)	(101,053)
Net realized (loss) gain	(25,737)	225
Amortization of unearned income	314	1,386
Reversals of unrealized depreciation (appreciation)	27,239	(586)

Ending investment portfolio	$1,061,506	$1,431,084

The following table shows our originations and advances during the six months ended June 30, 2009 and 2008 by security type:

	Six months ended June 30,
	2009		2008
(dollars in thousands)	$	% of Total	$	% of Total
Debt investments
Senior secured debt	$45,436	72.3%	$26,045	33.5%
Subordinated debt
Secured	8,203	13.1	29,460	38.0
Unsecured	257	0.4	1,495	1.9

Total debt investments	53,896	85.8	57,000	73.4

Equity investments
Preferred equity	8,927	14.2	20,664	26.6
Common/common equivalents equity	—	—	28	—

Total equity investments	8,927	14.2	20,692	26.6

Total originations and advances	$62,823	100.0%	$77,692	100.0%

The following table shows our gross payments, reductions, and sales of securities during the six months ended June 30, 2009 and 2008 by security type:

	Six months ended June 30,
	2009		2008
(dollars in thousands)	$	% of Total	$	% of Total
Debt investments
Senior secured debt	$36,665	29.9%	$54,237	59.2%
Subordinated debt
Secured	33,434	27.3	32,604	35.5
Unsecured	—	—	—	—

Total debt investments	70,099	57.2	86,841	94.7

Equity investments
Preferred equity	51,949	42.4	3,873	4.2
Common/common equivalents equity	426	0.4	956	1.1

Total equity investments	52,375	42.8	4,829	5.3

Total gross payments, reductions and sales of securities	$122,474	100.0%	$91,670	100.0%

During the six months ended June 30, 2009 and 2008, our gross payments, reductions and sales of securities by transaction type included:

	Six months ended June 30,
(in thousands)	2009	2008
Sale of equity investments	$47,205	$907
Principal repayments	53,103	49,694
Scheduled principal amortization	15,855	25,297
Loan sales	—	10,733
Collection of accrued paid-in-kind interest and dividends	6,311	5,039

Total gross payments, reductions and sales of securities	$122,474	$91,670

SIGNIFICANT CHANGES IN PORTFOLIO

As shown in the following table, during the six months ended June 30, 2009, we monetized eight portfolio investments with proceeds totaling $106.0 million:

	Six months ended June 30, 2009
(in thousands)	Principal Repayments	Sale of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
LMS Intellibound Investors, LLC	$10,000	$35,907	$4,729	$50,636
Dayton Parts Holdings, LLC	21,500	—	—	21,500
Cervalis LLC	18,688	—	—	18,688
TNR Holdings Corp.	2,000	9,622	—	11,622
Jenzabar, Inc.	—	1,250	575	1,825
CEI Holdings Inc.	665	—	—	665
Partminer, Inc.	250	—	354	604
XFone, Inc.	—	426	—	426

Total monetizations	53,103	47,205	5,658	105,966
Other scheduled payments	15,855	—	653	16,508

Total gross payments, reductions and sales of securities	$68,958	$47,205	$6,311	$122,474

The proceeds from five of these monetizations correlated closely with the most recently reported fair value of the associated investments. TNR, CEI Holdings Inc. and XFone, Inc. were completed at 42%, 41% and 17%, respectively, of their most recently reported fair values.

ASSET QUALITY

Asset quality is generally a function of portfolio company performance and economic conditions, as well as our underwriting and ongoing management of our investment portfolio. In addition to various risk management and monitoring tools, we use the following investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio:

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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of June 30, 2009 and December 31, 2008:

(dollars in thousands)	June 30, 2009			December 31, 2008
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$667,117	(a)	62.9%	$719,765	(a)	59.8%
2	151,933		14.3	206,829		17.2
3	223,080		21.0	233,172		19.4
4	16,313		1.5	32,648		2.7
5	3,063		0.3	10,734		0.9

	$1,061,506		100.0%	$1,203,148		100.0%

(a)

As of June 30, 2009 and December 31, 2008, Investment Rating “1” includes $316.8 million and $362.9 million, respectively, of loans to companies in which we also hold equity securities or for which we realized a gain on our equity investment.

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

However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost.

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at cost, as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$23,356	2.59%	$10,060	1.10%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$23,356	2.59%	$10,060	1.10%

Loans on non-accrual status
0 to 90 days past due	$153,088	17.00%	$109,424	11.90%
Greater than 90 days past due	23,356	2.59	10,060	1.10

Total loans on non-accrual status	$176,444	19.59%	$119,484	13.00%

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$7,128	0.96%	$695	0.09%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$7,128	0.96%	$695	0.09%

Loans on non-accrual status
0 to 90 days past due	$39,011	5.27%	$38,619	4.77%
Greater than 90 days past due	7,128	0.96	695	0.09

Total loans on non-accrual status	$46,139	6.23%	$39,314	4.86%

The $6.8 million increase from December 31, 2008 to June 30, 2009 resulted from the placement of $21.2 million of new loans on non-accrual status, including $9.3 million and $6.8 million of loans made to portfolio companies in the home furnishings and broadcasting industries, respectively. This increase was partially offset by unrealized depreciation on, and payoff of, $12.7 million and $1.7 million, respectively, loans that were on non-accrual status as of December 31, 2008.

RESULTS OF OPERATIONS

The following section compares our results of operations for the three months ended June 30, 2009 to the three months ended June 30, 2008.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

The following table summarizes the components of our net loss for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,		Variance
(dollars in thousands)	2009	2008	$	Percentage
Revenue
Interest and dividend income
Interest income	$22,092	$26,219	$(4,127)	(15.7)%
Dividend income	1,702	2,957	(1,255)	(42.4)
Loan fees	634	964	(330)	(34.2)

Total interest and dividend income	24,428	30,140	(5,712)	(19.0)
Advisory fees and other income	310	960	(650)	(67.7)

Total revenue	24,738	31,100	(6,362)	(20.5)

Operating expenses
Interest expense	6,315	8,415	(2,100)	(25.0)
Employee compensation
Salaries and benefits	2,911	3,386	(475)	(14.0)
Amortization of employee restricted stock	1,787	1,862	(75)	(4.0)

Total employee compensation	4,698	5,248	(550)	(10.5)

General and administrative expense	5,552	4,487	1,065	23.7

Total operating expenses	16,565	18,150	(1,585)	(8.7)

Net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision	8,173	12,950	(4,777)	(36.9)

Net investment loss before income tax (benefit) provision	(13,984)	(82,288)	68,304	83.0

Loss on extinguishment of debt before income tax (benefit) provision	(132)	—	(132)	NM

Income tax (benefit) provision	(82)	162	(244)	NM

Net loss	$(5,861)	$(69,500)	$63,639	91.6

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the three months ended June 30, 2009, our total revenue was $24.7 million, which represents a $6.4 million, or 20.5%, decrease from the three months ended June 30, 2008. This decline was composed primarily of a $4.1 million, or 15.7%, decrease in interest income; a $1.3 million, or 42.4%, decrease in dividend income; a $0.7 million, or 67.7%, decrease in advisory fees and other income; and a $0.3 million, or 34.2%, decrease in loan fees. We expect that our revenues will be below historical levels until such time that interest rates rise and/or we recommence originating new investments. The following sections describe the reasons for these variances.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates and the balance of loans on non-accrual status for which we are not accruing interest. During the three months ended June 30, 2009, the total yield on our average debt portfolio at fair value was 11.6% compared to 10.9% during the three months ended June 30, 2008. The weighted-average LIBOR was 0.9% during the three months ended June 30, 2009, compared to 2.8% during the three months ended June 30, 2008. The spread to average LIBOR on our average loan portfolio at fair value during the three months ended June 30, 2009 was 10.7% compared to 8.1% during the three months ended June 30, 2008, due to the decrease in LIBOR increasing the spreads on our fixed rate loans and loans with LIBOR floors, a decrease in the fair value of loans on non-accrual, and an increase in some of our rates on loans that we have amended since June 30, 2008.

During the three months ended June 30, 2009, interest income was $22.1 million, compared to $26.2 million during the three months ended June 30, 2008, which represented a $4.1 million, or 15.7%, decrease. This decrease reflected a $6.0 million reduction from average loan balances, a $4.7 million decrease resulting from a 190 basis point reduction in average LIBOR and a $3.1 million decrease in interest income resulting from an increase in the average daily balance of loans that are on non-accrual status. These decreases were partially offset by a $7.4 million increase in interest income resulting from a 260 basis point increase in our spread to LIBOR and a $2.3 million increase in interest income resulting from the impact of interest rate floors.

Interest income includes certain amounts that we have not received in cash, such as contractual paid-in-kind, or PIK, interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid by either contract or the portfolio company’s choice, but is generally paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended June 30, 2009 and 2008, at cost:

	Three months ended June 30,
(in thousands)	2009	2008
Beginning PIK loan balance	$31,032	$20,171
PIK interest earned during the period	4,129	3,408
Interest receivable converted to PIK	17	1,380
Principal payments of cash on PIK loans	(795)	(1,727)
PIK converted to other securities	—	(3,267)

Ending PIK loan balance	$34,383	$19,965

DIVIDEND INCOME

We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. The following table summarizes our dividend activity for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
(in thousands)	2009	2008
Beginning accrued dividend balance	$88,398	$86,990
Dividend income earned during the period	1,702	2,957
Payment of dividends	(38)	(322)
Accrued dividends converted to other securities	(542)	—

Ending accrued dividend balance	$89,520	$89,625

During the three months ended June 30, 2009, our dividend income was $1.7 million, which represented a $1.3 million, or 42.4%, decrease from the three months ended June 30, 2008. This decrease in dividend income was partially due to the sale of two investments, JUPR Holdings Inc. and LMS, which caused dividend income to decrease by $0.9 million. In addition, we ceased to accrete dividends on five investments, which resulted in an additional $0.7 million reduction in dividend income because the fair value of the investment did not support further accretion. We started accreting dividends on one investment, which partially offset these decreases by $0.3 million.

LOAN FEES

Loan fees include origination fees on loans that we defer and amortize into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary. During the three months ended June 30, 2009, our loan fees decreased $0.3 million, or 34.2%, compared to the same period in 2008 primarily because of decreased loan origination activity. We anticipate that loan origination activity during the remainder of 2009 will continue to be lower than historical levels.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended June 30, 2009, we earned $0.3 million of advisory fees and other income, which represents a $0.7 million, or 67.7%, decrease from the three months ended June 30, 2008. This decrease was due primarily to lower loan origination activity.

TOTAL OPERATING EXPENSES

Total operating expenses include interest, employee compensation and general and administrative expenses. During the three months ended June 30, 2009, we incurred $16.6 million of operating expenses, representing a $1.6 million, or 8.7%, decrease from the same quarter in the prior year. This decrease was composed of a $2.1 million decrease in interest expense and a $0.6 million decrease in employee compensation expense. These decreases were partially offset by a $1.1 million increase in general and administrative expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During the three months ended June 30, 2009, we incurred $6.3 million of interest expense, which represented a $2.1 million, or 25.0%, decrease from the same period in 2008. The previously described reduction in average LIBOR from 2.8% in the second quarter of 2008 to 0.9% in the second quarter of 2009 resulted in a $3.3 million decrease in interest expense. In addition, a decrease in average borrowing balances resulted in a $0.7 million decrease in interest expense. These decreases were partially offset by $1.3 million of additional interest, resulting from a widening of the interest rate spread from 1.8% during the three months ended June 30, 2008 to 2.5% during the three months ended June 30, 2009 and a $0.6 million increase in our amortization of debt costs. As discussed in Liquidity and Capital Resources—Borrowings, we renegotiated amendments to three of our debt facilities in February 2009.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended June 30, 2009, our employee compensation expense was $4.7 million, which represented a $0.6 million, or 10.5%, decrease from the same period in 2008. Salaries and benefits decreased by $0.5 million, or 14.0%, attributable primarily to our corporate restructuring initiative in August 2008, which resulted in a 27% reduction in our workforce beginning in August 2008. Subsequent to the August 2008 reduction in force, ten additional employees left MCG, whom we do not expect to replace in the near term. The reduction in force and voluntary terminations resulted in a $1.5 million decrease in employee salaries and benefits, during the second quarter of 2009, excluding incentive compensation. To further control our employee compensation expense, we implemented a base salary freeze for essentially all personnel during 2009.

The $1.5 million decrease in salaries and benefits other than incentive compensation expense was partially offset by an increase in incentive compensation expense. Incentive compensation increased $1.1 million from the second quarter of 2008 to the second quarter of 2009 as MCG reversed a significant portion of this expense in the second quarter of 2008 resulting in a reduction of $0.9 million of incentive compensation in the second quarter of 2008 compared to $0.2 million of such expense in the second quarter of 2009. As discussed further in the Economic Market Conditions section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, on July 23, 2009, our board of directors approved two compensation plans designed to increase stockholder value and our company’s overall success. Incentive payouts that employees may receive, and the expense that we will recognize in future periods, under these plans depend directly on, among other things, our achievement of key corporate performance metrics and the price at which MCG’s common stock is traded.

During the three months ended June 30, 2009, we recognized $1.8 million of compensation expense related to restricted stock awards, compared to $1.9 million for the three months ended June 30, 2008, which represented a $0.1 million, or 4.0%, decrease. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in the amortization of employee restricted stock, partially offset by amortization that we recognized on 791,000 shares of restricted stock awarded to employees subsequent to June 30, 2008 under our Amended and Restated 2006 Employee Restricted Stock Plan, including 648,000 shares of restricted common stock awarded as part of the MCG Capital 2008 Retention Program.

GENERAL AND ADMINISTRATIVE

During the three months ended June 30, 2009, general and administrative expense was $5.6 million, which represented a $1.1 million, or 23.7%, increase over the same period in 2008. This increase was primarily attributable to $1.4 million of expense associated with our settlement of matters pertaining to the contested election of directors to our board of directors at our 2009 Annual Meeting and $0.9 million of severance costs related to an executive departure incurred during the second quarter of 2009. These increases were partially offset by $0.5 million of fees paid in the second quarter of 2008 for borrowing facility transactions that were not consummated, as well as decreases in occupancy, professional, travel and employee recruitment expenses.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, LOSS ON EXTINGUISHMENT OF DEBT AND INCOME TAX (BENEFIT) PROVISION

Net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision for the three months ended June 30, 2009 totaled $8.2 million, compared with $13.0 million for the three months ended June 30, 2008. This decrease was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

Distributable net operating income, or DNOI, is net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents expenses of the company, but does not require settlement in cash. DNOI does include PIK interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

During the three months ended June 30, 2009, DNOI was $10.0 million, or $0.13 per share, compared to $14.8 million, or $0.20 per share, for the three months ended June 30, 2008. The following table shows a reconciliation of our reported net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision to DNOI for the quarters ended June 30, 2009 and 2008:

	Three months ended June 30,
(in thousands, except per share data)	2009	2008
Net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision	$8,173	$12,950
Amortization of employee restricted stock awards	1,787	1,862

DNOI	$9,960	$14,812

Weighted-average common shares outstanding
Basic	74,592	72,310
Diluted	74,592	72,310

Loss per common share—basic and diluted	$(0.08)	$(0.96)
Net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision per common share—basic and diluted	$0.11	$0.18
DNOI per common share—basic and diluted(a)	$0.13	$0.20

( a)

DNOI is net operating income before net investment losses, loss on extinguishment of debt and income tax (benefit) provision, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, adjusted for amortization of employee restricted stock awards. Amortization of employee restricted stock awards represents a non-cash company expense. DNOI includes paid-in-kind, or PIK, interest and dividend income that generally are not payable on a regular basis, but rather at maturity or when declared. DNOI is not an alternative to measures computed in accordance with GAAP, such as net operating income, net income, earnings per share or cash flows. Instead, DNOI is a non-GAAP metric that provides supplemental information about our business performance to consider together with GAAP measures.

NET INVESTMENT LOSS BEFORE INCOME TAX (BENEFIT) PROVISION

During the three months ended June 30, 2009, we incurred $14.0 million of net investment losses before income tax (benefit) provision, compared to $82.3 million during the same period in 2008. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation appreciation at the time that we realize the gain or loss.

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2009:

(in thousands)		Three months ended June 30, 2009
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation	Net (Loss)/ Gain
Total Sleep Holdings, Inc.	Healthcare	Control	$—	$(10,355)	$—	$(10,355)
Intran Media, LLC.	Other Media	Control	—	(3,071)	—	(3,071)
VOX Communications Group Holdings, LLC	Broadcasting	Non-affiliate	—	(2,709)	—	(2,709)
National Product Services, Inc.	Business Services	Control	—	(2,195)	—	(2,195)
Avenue Broadband LLC	Cable	Control	—	(1,975)	—	(1,975)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(1,800)	—	(1,800)
Stratford School Holdings, Inc.	Education	Affiliate	—	(1,017)	—	(1,017)
CEI Holdings Inc.	Cosmetics	Non-affiliate	(3,190)	—	3,179	(11)
Broadview Networks Holdings, Inc.	Communications	Control	—	3,331	—	3,331
JetBroadband Holdings, LLC	Cable	Control	—	2,295	—	2,295
Orbitel Holdings, LLC	Cable	Control	—	1,706	—	1,706
Jenzabar, Inc.	Technology	Non-affiliate	—	1,476	—	1,476
TNR Holdings Corp.	Entertainment	Control	(36,697)	—	36,889	192
Other (< $1 million net gain (loss))			84	(202)	267	149

Total			$(39,803)	$(14,516)	$40,335	$(13,984)

On April 20, 2009, TNR repaid in full its debt together with all accrued interest and we concurrently sold our equity in TNR for an aggregate between the two transactions of $11.7 million in cash. During the quarter ended June 30, 2009, we reversed $36.9 million of previously unrealized depreciation and realized a $36.7 million loss on the transaction. During the quarter ended June 30, 2009, we recorded $10.4 million of unrealized depreciation on Total Sleep Holdings, Inc., primarily resulting from a reduction in performance. On April 17, 2009, we sold our investment in CEI Holdings, Inc. for $0.7 million, or at approximately our previously recorded fair value, which resulted in a realized loss of $3.2 million and the reversal of $3.2 million of previously recorded unrealized depreciation. The remaining unrealized depreciation shown in the above table resulted predominantly from a change in the performance of certain of the portfolio companies, and, to a lesser extent, the multiples that we used to estimate the fair value of the investments.

The following table summarizes the gain and (loss) on our investments and the change in unrealized appreciation and depreciation on our investments during the three months ended June 30, 2008:

(in thousands)			Three Months Ended June 30, 2008
Portfolio Company	Industry	Type	Realized Gain	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation	Net Gain/ (Loss)
Cleartel Communications, Inc.	Communications	Control	$—	$(32,245)	$—	$(32,245)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(32,202)	—	(32,202)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(5,640)	—	(5,640)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(4,539)	—	(4,539)
Broadview Networks Holdings, Inc.	Communications	Control	—	(4,053)	—	(4,053)
Coastal Sunbelt, LLC	Food Services	Control	—	(3,478)	—	(3,478)
Working Mother Media, Inc.	Publishing	Control	—	(3,200)	—	(3,200)
National Product Services, Inc.	Business Services	Control	—	(3,141)	—	(3,141)
Philadelphia Newspapers, LLC	Newspaper	Non-affiliate	—	(2,595)	—	(2,595)
Orbitel Holdings, LLC	Cable	Control	—	(2,573)	—	(2,573)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(2,097)	—	(2,097)
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	(1,196)	—	(1,196)
Avenue Broadband LLC	Cable	Control	—	3,799	—	3,799
LMS Intellibound Investors, LLC	Logistics	Control	—	3,632	—	3,632
Stratford School Holdings, Inc.	Education	Affiliate	—	2,272	—	2,272
Jenzabar, Inc.	Technology	Non-affiliate	—	2,150	—	2,150
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	2,036	—	2,036
JUPR Holdings, Inc.	Information Services	Control	—	1,901	—	1,901
MCI Holdings LLC	Healthcare	Non-affiliate	—	1,223	—	1,223
Other (< $1 million net gain (loss))			135	(2,394)	(83)	(2,342)

Total			$135	$(82,340)	$(83)	$(82,288)

During the three months ended June 30, 2008, we recorded $32.2 million of unrealized depreciation on Cleartel, which wrote down the fair value of our Cleartel investment to zero. We also took $32.2 million of unrealized depreciation on Jet Plastica Investors, LLC, or Jet Plastica, a bulk cutlery manufacturer that is one of our control investments. This loss reflected Jet Plastica’s underperformance related primarily to substantial increases in Jet Plastica’s raw materials cost, which, in turn, was caused by significant increases in oil prices. The remaining unrealized depreciation is a result of the then-current economic environment.

LOSS ON EXTINGUISHMENT OF DEBT

We incurred a $0.1 million premium, when we repurchased $4.7 million of our private placement notes during the second quarter of 2009. This premium represents 102% of the principal amount to be purchased with monetization proceeds as required by our agreement with the holders of these unsecured notes.

INCOME TAX (BENEFIT) PROVISION

During the three months ended June 30, 2009, we recorded a $0.1 million income tax benefit compared to a $0.2 million income tax provision during the three months ended June 30, 2008. Our income taxes primarily relate to unrealized gains and losses on our investments and the performance of certain of our investments that are held in taxable subsidiaries.

In December 2007, we received an examination report from the IRS related to their audit of our tax returns for the 2004 and 2005 tax years. The IRS has proposed changes to certain deductions made by us for those years, most of which are related to the timing of certain realized losses in the portfolio. We are in the process of appealing the proposed changes, and we currently believe that it is more likely than not that our appeal will be successful. There can be no assurance that our appeal will be successful with respect to any or all of the changes proposed by the IRS. If we are not successful appealing the adjustments proposed by the IRS, we could be subject to penalties and interest of up to approximately $19.2 million. If our belief that we are more likely than not to be successful with our appeal changes, we will accrue an estimate of the amounts due. In the event that our appeal is unsuccessful, we also could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions.

NET LOSS

During the three months ended June 30, 2009, we incurred a net loss of $5.9 million, compared to a net loss of $69.5 million during the three months ended June 30, 2008. The decrease in net loss is attributable to the items discussed above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The following table summarizes the components of our net loss for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,		Variance
(dollars in thousands)	2009	2008	$	Percentage
Revenue
Interest and dividend income
Interest income	$46,146	$56,048	$(9,902)	(17.7)%
Dividend income	3,526	14,678	(11,152)	(76.0)
Loan fees	1,353	1,813	(460)	(25.4)

Total interest and dividend income	51,025	72,539	(21,514)	(29.7)
Advisory fees and other income	1,519	1,557	(38)	(2.4)

Total revenue	52,544	74,096	(21,552)	(29.1)

Operating expenses
Interest expense	12,873	18,715	(5,842)	(31.2)
Employee compensation
Salaries and benefits	6,709	9,592	(2,883)	(30.1)
Amortization of employee restricted stock	3,324	3,604	(280)	(7.8)

Total employee compensation	10,033	13,196	(3,163)	(24.0)
General and administrative expense	9,527	7,969	1,558	19.6

Total operating expenses	32,433	39,880	(7,447)	(18.7)

Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision	20,111	34,216	(14,105)	(41.2)

Net investment loss before income tax (benefit) provision	(82,315)	(100,886)	18,571	18.4

Gain on extinguishment of debt	5,143	—	5,143	NM

Income tax (benefit) provision	(254)	332	(586)	NM

Net loss	$(56,807)	$(67,002)	$10,195	15.2

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the six months ended June 30, 2009, our total revenue was $52.5 million, which represents a $21.6 million, or 29.1%, decrease from the six months ended June 30, 2008. This decline was composed primarily of: an $11.2 million, or 76.0%, decrease in dividend income; a $9.9 million, or 17.7%, decrease in interest income and a $0.5 million, or 25.4%, decrease in loan fees. We expect that our revenues will be below historical levels until such time that interest rates rise and/or we recommence originating new investments. The following sections describe the reasons for these variances.

INTEREST INCOME

During the six months ended June 30, 2009, the total yield on our average debt portfolio at fair value was 12.0% compared to 11.6% during the six months ended June 30, 2008. The spread to average LIBOR on our average loan portfolio at fair value during the six months ended June 30, 2009 was 10.9% compared to 8.6% during the six months ended June 30, 2008. The decrease in LIBOR resulted in an increase on the spreads on both our fixed-rate loans and on variable-rate loans with LIBOR floors.

During the six months ended June 30, 2009, interest income was $46.1 million, compared to $56.0 million during the six months ended June 30, 2008, which represented a $9.9 million, or 17.7%, decrease. This decrease primarily reflected a $12.0 million decrease in interest income resulting from a 20.6% decrease in the average balance of loans in our portfolio. In addition, the previously discussed decrease in LIBOR resulted in a $9.8 million decrease in interest income and an increase in the average daily balance of loans that were on non-accrual status resulted in a $6.3 million decrease in interest income. These decreases were partially offset by a $13.9 million increase in interest income, resulting from a 236 basis point increase in our spread to LIBOR and a $4.3 million increase in interest income resulting from the impact of interest rate floors.

The following table shows the PIK related activity for the six months ended June 30, 2009 and 2008, at cost:

	Six months ended June 30,
(in thousands)	2009	2008
Beginning PIK loan balance	$26,354	$17,685
PIK interest earned during the period	8,423	7,196
Interest receivable converted to PIK	766	2,721
Principal payments of cash on PIK loans	(1,160)	(4,370)
PIK converted to other securities	—	(3,267)

Ending PIK loan balance	$34,383	$19,965

DIVIDEND INCOME

The following table summarizes our dividend activity for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
(in thousands)	2009	2008
Beginning accrued dividend balance	$91,770	$75,614
Dividend income earned during the period	3,526	14,678
Payment of dividends	(5,169)	(667)
Accrued dividends converted to other securities	(607)	—

Ending accrued dividend balance	$89,520	$89,625

During the six months ended June 30, 2009, our dividend income was $3.5 million, which represented an $11.1 million, or 76.0%, decrease from the six months ended June 30, 2008. During the second quarter of 2008, we stopped accreting dividends on our Broadview investment, because our fair value reflects the full value of this investment. As a result, during the six months ended June 30, 2009, we did not accrete any dividends from our Broadview investment, as compared to the $8.0 million of dividends we accreted for this investment during the six months ended June 30, 2008. In addition, the sales of our investments in JUPR Holdings Inc. and LMS resulted in a $1.3 million reduction in dividend income. We also ceased to accrete dividends on six investments, which resulted in an additional $2.0 million reduction in dividend income because the fair value of the investment did not support further accretion.

In February 2009, the sale of our equity investment in LMS resulted in the payment of $4.6 million of dividends that we had accreted up to that date.

LOAN FEES

During the six months ended June 30, 2009, our loan fees decreased $0.5 million, or 25.4%, compared to the same period in 2008 primarily because of decreased loan origination activity. We anticipate that loan origination activity during the remainder of 2009 will continue to be lower than historical levels.

TOTAL OPERATING EXPENSES

During the six months ended June 30, 2009, we incurred $32.4 million of operating expenses, representing a $7.4 million, or 18.7%, decrease from the same period in 2008. This decrease was composed of a $5.8 million decrease in interest expense and a $3.2 million decrease in employee compensation expenses. These decreases were partially offset by a $1.6 million increase in general and administrative expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During the six months ended June 30, 2009, we incurred $12.9 million of interest expense, which represented a $5.8 million, or 31.2%, decrease from the same period in 2008. The previously described reduction in average LIBOR from 3.0% in the first half of 2008 to 1.0% in the first half of 2009 resulted in a $7.1 million decrease in interest expense. In addition, a decrease in average borrowing balances resulted in a $1.8 million decrease in interest expense. These decreases were partially offset by $1.9 million of additional interest resulting from a widening of the interest rate spread from 1.8% during the six months ended June 30, 2008 to 2.4% during the six months ended June 30, 2009; and a $1.2 million increase in our amortization of debt costs. As discussed in Liquidity and Capital Resources—Borrowings, we renegotiated amendments to three of our debt facilities in February 2009.

EMPLOYEE COMPENSATION

During the six months ended June 30, 2009, our employee compensation expense was $10.0 million, which represented a $3.2 million, or 24.0%, decrease from the same period in 2008. Salaries and benefits decreased by $2.9 million, or 30.1%, primarily as a result of a reduction in our workforce. As of June 30, 2009, we employed 68 individuals, which represents a 31% workforce reduction since June 30, 2008. To further control our employee compensation expense, we implemented a base salary freeze for essentially all personnel during 2009.

During the six months ended June 30, 2009, we recognized $3.3 million of compensation expense related to restricted stock awards, compared to $3.6 million for the six months ended June 30, 2008, which represented a $0.3 million, or 7.8%, decrease. The lapsing of forfeiture provisions for previously awarded restricted common stock accounted for the reduction in the amortization of employee restricted common stock, partially offset by additional amortization that we recognized on 791,000 shares of restricted common stock awarded to employees subsequent to June 30, 2008 under our Amended and Restated 2006 Employee Restricted Stock Plan, including 648,000 shares of restricted common stock awarded as part of the MCG Capital 2008 Retention Program.

GENERAL AND ADMINISTRATIVE

During the six months ended June 30, 2009, general and administrative expense was $9.5 million, which represented a $1.6 million, or 19.6%, increase over the same period in 2008. This increase was attributable primarily to $1.7 million of expense associated with our settlement of matters pertaining to the contested election of directors to our board of directors at our 2009 Annual Meeting, $0.9 million of severance costs related to an executive departure and a $0.7 million increase in insurance expense. These increases were partially offset by $0.5 million of fees paid in the second quarter of 2008 for borrowing facility transactions that were not consummated, as well as decreases in occupancy, travel and employee recruitment expenses.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX (BENEFIT) PROVISION

Net operating income before net investment losses, gains on extinguishment of debt and income tax (benefit) provision for the six months ended June 30, 2009 totaled $20.1 million, compared with $34.2 million for the six months ended June 30, 2008. This decrease is due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

During the six months ended June 30, 2009, DNOI was $23.4 million, or $0.31 per share, compared to $37.8 million, or $0.54 per share, for the six months ended June 30, 2008. The following table shows a reconciliation of our reported net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision to DNOI for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
(in thousands, except per share data)	2009	2008
Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision	$20,111	$34,216
Amortization of employee restricted stock awards	3,324	3,604

DNOI	$23,435	$37,820

Weighted-average common shares outstanding
Basic	74,545	70,126
Diluted	74,545	70,126

Loss per common share—basic and diluted	$(0.76)	$(0.96)
Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision per common share—basic and diluted	$0.27	$0.49
DNOI per common share—basic and diluted(a)	$0.31	$0.54

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

NET INVESTMENT LOSSES BEFORE GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX (BENEFIT) PROVISION

The following table summarizes our realized and unrealized (losses) and gains on investments and changes in our unrealized appreciation and depreciation on investments for the six months ended June 30, 2009:

		Six months ended June 30, 2009
(in thousands)	Industry	Type	Realized (Loss)/Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss)/ Gain
Portfolio Company
Total Sleep Holdings, Inc.	Healthcare	Control	$—	$(23,895)	$—	$(23,895)
TNR Holdings Corp.	Entertainment	Control	(36,697)	(15,801)	36,889	(15,609)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(6,022)	—	(6,022)
Jenzabar, Inc.	Technology	Non-affiliate	—	(4,257)	—	(4,257)
Avenue Broadband LLC	Cable	Control	—	(4,060)	—	(4,060)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(3,966)	—	(3,966)
VOX Communications Group Holdings, LLC	Broadcasting	Non-affiliate	—	(3,965)	—	(3,965)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(3,575)	—	(3,575)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(3,284)	—	(3,284)
Intran Media, LLC.	Other Media	Control	—	(2,894)	—	(2,894)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(2,766)	—	(2,766)
Xpressdocs Holdings, Inc.	Business Services	Non-affiliate	—	(2,735)	—	(2,735)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(2,524)	—	(2,524)
National Product Services, Inc.	Business Services	Control	—	(2,119)	—	(2,119)
Construction Trailer Specialists, Inc.	Auto Parts	Non-affiliate	—	(1,258)	—	(1,258)
Stratford School Holdings, Inc.	Education	Affiliate	—	(1,047)	—	(1,047)
Cleartel Communications, Inc.	Communications	Control	—	(1,002)	—	(1,002)
CEI Holdings Inc.	Cosmetics	Non-affiliate	(3,190)	(926)	3,179	(937)
Orbitel Holdings, LLC	Cable	Control	—	2,387	—	2,387
JetBroadband Holdings, LLC	Cable	Control	—	1,865	—	1,865
LMS Intellibound Investors, LLC	Logistics	Control	16,257	—	(15,065)	1,192
XFone, Inc.	Communications	Affiliate	(1,969)	—	1,969	—
Other (< $1 million net gain (loss))			49	(2,160)	267	(1,844)

Total			$(25,550)	$(84,004)	$27,239	$(82,315)

As shown in the above table, we recorded $23.9 million of unrealized depreciation on Total Sleep, primarily resulting from a reduction in performance. In addition, we recorded a $36.7 million realized loss on TNR and $15.8 million unrealized depreciation which was partially offset by the reversal of $36.9 million of unrealized depreciation resulting in a $15.6 million net loss on this investment. Also, we realized a $16.3 million gain on LMS, which was partially offset by the reversal of $15.1 million of unrealized appreciation, which resulted in a $1.2 million net gain. These changes and the remaining unrealized depreciation shown in the above table resulted predominantly from a change in the performance of certain of the portfolio companies, and, to a lesser extent, the multiples that we used to estimate the fair value of the investments.

The following table summarizes our gains and (losses) on investments and the change in our unrealized appreciation and depreciation on investments for the six months ended June 30, 2008:

(in thousands)			Six Months Ended June 30, 2008
Portfolio Company	Industry	Type	Realized Gain	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized Appreciation	Net Gain/ (Loss)
Jet Plastica Investors, LLC	Plastic Products	Control	$—	$(33,051)	$—	$(33,051)
Cleartel Communications, Inc.	Communications	Control	—	(32,245)	—	(32,245)
Working Mother Media, Inc.	Publishing	Control	—	(7,089)	—	(7,089)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(7,036)	—	(7,036)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(7,016)	—	(7,016)
JetBroadband Holdings, LLC	Cable	Control	—	(5,787)	—	(5,787)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(4,666)	—	(4,666)
Broadview Networks Holdings, Inc.	Communications	Control	—	(4,053)	—	(4,053)
Coastal Sunbelt, LLC	Food Services	Control	—	(3,093)	—	(3,093)
Orbitel Holdings, LLC	Cable	Control	—	(3,031)	—	(3,031)
Philadelphia Newspapers, LLC	Newspaper	Non-affiliate	—	(2,632)	—	(2,632)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(2,270)	—	(2,270)
National Product Services, Inc.	Business Services	Control	—	(2,014)	—	(2,014)
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	—	(1,466)	—	(1,466)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(1,310)	—	(1,310)
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	(1,135)	—	(1,135)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(1,079)	—	(1,079)
Total Sleep Holdings, Inc.	Healthcare	Control	—	6,654	—	6,654
LMS Intellibound Investors, LLC	Logistics	Control	—	4,120	—	4,120
Avenue Broadband LLC	Cable	Control	—	3,799	—	3,799
Stratford School Holdings, Inc.	Education	Affiliate	—	2,732	—	2,732
Jenzabar, Inc.	Technology	Non-affiliate	—	2,306	—	2,306
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	—	2,169	—	2,169
JUPR Holdings, Inc.	Information Services	Control	—	1,714	—	1,714
MCI Holdings LLC	Healthcare	Non-affiliate	—	1,704	—	1,704
Other (< $1 million net gain (loss))			335	(7,278)	(168)	(7,111)

Total			$335	$(101,053)	$(168)	$(100,886)

As shown in the preceding table, during the six months ended June 30, 2008, we recognized $33.1 million of unrealized depreciation on Jet Plastica and a $32.2 million unrealized loss on Cleartel, for the reasons previously discussed in the discussion of our results of operations for the three months ended June 30, 2009 and 2008.

GAIN ON EXTINGUISHMENT OF DEBT

In January 2009, we repurchased $7.5 million of collateralized loan obligations for $2.1 million that previously had been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1. As a result of this purchase, we recognized a $5.4 million gain on extinguishment of debt during the six months ending June 30, 2009. Partially offsetting this gain was $0.3 million of premiums we incurred when we repurchased $12.7 million of our private placement notes.

INCOME TAX (BENEFIT) PROVISION

During the six months ended June 30, 2009, we recorded a $0.3 million income tax benefit compared to a $0.3 million income tax provision during the six months ended June 30, 2008. Our income taxes primarily relate to unrealized gains and losses on our investments and the performance of certain of our investments that are held in taxable subsidiaries.

NET LOSS

During the six months ended June 30, 2009, we incurred a $56.8 million net loss, compared to a $67.0 million net loss during the six months ended June 30, 2008. The decrease in net loss is attributable to the items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•

Cash and cash equivalents represents unrestricted cash including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with maturities of 90 days or less. As of June 30, 2009 and December 31, 2008, we had $18.8 million and $46.1 million, respectively, in cash and cash equivalents. By July 29, 2009, this balance rose to $34.0 million. During 2008 and in January 2009, we invested cash on hand in interest bearing deposit accounts. However, beginning in February 2009, we maintained our cash on hand in non-interest bearing accounts, which is fully insured by the U.S. Federal Deposit Insurance Corporation, or FDIC, through December 31, 2009 under the FDIC’s Temporary Liquidity Guarantee Program.

•

Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. In other cases, we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand and availability under our debt facilities to cover current funding requirements and operational needs. As of June 30, 2009 and December 31, 2008, we had $78.7 million and $37.5 million, respectively, in cash, securitization accounts. By July 29, 2009, this balance had decreased to $53.9 million.

•

Cash, restricted includes cash held for regulatory purposes and cash that we have received that is earmarked for transfer into our cash securitization accounts. The largest component of restricted cash is represented by cash held by Solutions Capital I, LP, our SBIC, which generally is restricted to the origination of new loans from our SBIC. As of June 30, 2009 and December 31, 2008, we had $20.4 million and $1.0 million of restricted cash as of June 30, 2009 and December 31, 2008, respectively. As of July 29, 2009, this balance was $20.4 million.

For the six months ended June 30, 2009, our operating activities provided $85.0 million of cash and cash equivalents, compared to $47.0 million during the same period in 2008, which represents a $38.0 million increase. Our operating activities provided more cash during the first half of 2009 primarily because we increased the principal collections by $30.3 million, including $18.7 million of cash received from the repayment of a senior loan by Cervalis, LLC, and $10.2 million from the prepayment of a subordinated loan in LMS. In addition, our collection of PIK interest was $1.1 million during the six-month period ended June 30, 2009, which represents a $3.2 million decrease from the same period in 2008. The remaining difference in the cash provided by our operations in the first quarter of 2009 primarily reflects additional cash used for our other assets and liabilities. During the first half of 2009, our financing activities used $112.4 million of cash, compared to $53.3 million for the first half of 2008. This $59.1 million increase in cash used by financing activities was due primarily to a $68.9 million net increase in cash held in securitization and restricted cash accounts. This amount was partially offset by a $10.9 million decrease in net payments on borrowings.

We believe our current liquidity, combined with our future cash flows from operations and expected monetizations should provide sufficient liquidity to meet our operating expenses during the upcoming year.

CURRENT MARKET CONDITIONS

We are in a recession, which many believe will be longer and deeper than those of recent memory. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, and the government’s infusion of cash into the auto industry, large insurers and numerous large banks in an effort to avoid their collapse or bankruptcy. Consumer confidence continued to deteriorate and unemployment figures significantly increased during the first half of 2009.

Consistent with other companies in the financial services sector, we have been affected adversely by many of these events. The availability of debt and equity capital continues to be constrained. While the price of our stock rose from $0.71 as of December 31, 2008 to $2.43 as of June 30, 2009, our stock was trading at 30.5% of our net asset value as of June 30, 2009, thereby making it undesirable to issue new equity. In addition, the deterioration in consumer confidence and a general reduction in spending by both consumers and businesses have had an adverse effect on a number of the industries in which some of our portfolio companies operate and has led to an overall reduction in many of the comparable multiples that we use to estimate the fair value of certain companies in our investment portfolio. Consequently, during the six months ended June 30, 2009, we recorded $56.8 million of unrealized depreciation, including the reversal of previously recorded unrealized appreciation that we realized on the sale of our investment in LMS in February 2009, partially offset by the reversal of previously recorded unrealized depreciation that we realized on the sale of our investment in TNR in April 2009. Excluding the reversal of previously recorded unrealized depreciation, we recognized $84.0 million of unrealized depreciation on our investment portfolio, resulting from the performance of certain portfolio companies and a reduction in multiples and market pricing used to estimate the fair value of our investments. In addition, we suspended new loan and equity originations in July 2008; however, from time to time we continue to make advances to current portfolio companies.

During the first half of 2009, we continued to monitor evolving economic events and execute measures instituted in 2008 to retain liquidity, meet the requirements of BDC regulations and debt agreements, and reduce expenditures. We recognize that many of these measures have been difficult for our stockholders, our employees and our portfolio companies. Nonetheless, we believe these actions continue to be necessary actions to preserve capital and liquidity during this turbulent economic period. If we are able to meet our goals with respect to leverage levels, unrestricted cash balances and credit agreement limitations, we will evaluate on a quarterly basis the potential repurchase of equity and additional debt securities at a discount, if available, and the resumption of stockholder distributions.

LIQUIDITY AND CAPITAL RESOURCES

The current capital markets continue to be challenging for most companies in the financial services sector, including MCG. Despite these challenges, we have been successful during the six months ended June 30, 2009 in maintaining reasonable levels of unrestricted cash, while reducing our outstanding borrowings by $52.3 million. We achieved these results largely because of a number of initiatives that we initiated beginning in 2008. Once we meet our liquidity and capital objectives, we may consider debt and equity repurchases, subject to the limitations set forth in the 1940 Act and our borrowing facilities, and we expect to evaluate the resumption of dividends in the future.

Major initiatives that we started during 2008, which are continuing in 2009, are summarized below:

•

Monetizations—Since the second half of 2008, we have focused on the monetization of certain debt and equity investments in our portfolio to deleverage our balance sheet and build cash reserves. Beginning in 2008 and continuing into 2009, the availability of capital became increasingly constrained. Thus, it has become more challenging to consummate monetizations.

However, during the six months ended June 30, 2009, we successfully monetized $106.0 million of our portfolio investments (at close to our carrying value). These monetizations include the sale of our equity investment in LMS in February 2009 for $40.5 million, or $4.1 million above the most recently reported value; as well as the $10.2 million prepayment of our subordinated debt investment in LMS at par in June 2009. Other monetizations completed during the first two quarters of 2009 include: the February 2009 repayment of our $21.5 million second-lien debt investment in Dayton Parts Holding, LLC at par and $0.9 million above its most previously reported fair value; and the June 2009 repayment of our $18.7 million senior debt investment in Cervalis, LLC at $0.4 million above the most recently reported fair value. In addition, in April 2009, we monetized our senior debt and equity investment in TNR for $11.6 million in April 2009. Our monetization of TNR represented a distressed sale, which was completed at 42.3% of our most recently reported fair value, which we exited after three major customers notified TNR that they did not intend to renew their contracts.

In 2008, we successfully monetized $155.6 million of our portfolio assets, including $92.1 million of monetizations (at close to our carrying value) during the second half of the year. Since initiating our deleveraging initiatives in July 2008, we have completed a total of $198.3 million of investment monetizations, including 20 monetizations that were completed at 99.7% of their most recently reported fair value and the TNR distressed sale. We will strive to continue monetizing assets over the course of the next several quarters; however, the timing of such monetizations depends largely upon future market conditions. We are under no contractual or other obligation to monetize assets at specified times, levels or prices

•

Renegotiation of Agreements—In February 2009, we successfully amended the agreements for our revolving credit facility, our secured warehouse facility and our private placement notes. Most significantly, these amendments relaxed key covenant requirements under the borrowing facilities. The minimum net worth requirement in the secured warehouse facility was reduced from $654.0 million to $525.0 million, plus 50% of the proceeds from post-amendment date equity issuances, and to $500.0 million for the private placement notes. In addition, cross-default provisions in the agreement for our private placement notes were modified so that defaults under other non-recourse credit facilities would not be an event of default for the private placement notes. In addition, in February 2009, the lender for our secured warehouse facility provided its annual renewal of its liquidity facility that supports our secured warehouse credit facility, which resulted in a final legal maturity for this facility of August 2011.

In exchange for these concessions, we agreed to increase the interest rates paid for borrowings under these facilities and to apply a portion of the proceeds from future monetizations to reduce the outstanding borrowings and the borrowing capacity under these facilities. In addition, our borrowing commitment under the secured warehouse facility was reduced from $250.0 million to $190.0 million. As of June 30, 2009, we had $174.5 million outstanding under this facility. These amendments will provide us with continuing debt financing and the repayment terms that we established for these facilities, which are generally tied to future monetizations, provide a contingency-based mechanism for us to repay a portion of these obligations as liquidity becomes available. On May 4, 2009, we elected to repay our unsecured revolving line of credit prior to the maturity of this facility. We made this repayment as part of our continuing initiative to reduce our leverage.

•

Corporate Restructuring— In August 2008, we announced the implementation of a corporate restructuring that resulted in lower incentive compensation for our executives, a 27% reduction in our workforce and the closure of certain facilities. Subsequent to the August 2008 reduction in force, ten employees have left MCG, whom we do not expect to replace. As of August 4, 2009, including our reduction in force and voluntary terminations, we have reduced the workforce from 101 to 66, or 35%, since we began our cost reduction initiatives. To further control our employee compensation expense, we implemented a salary freeze for virtually all personnel for 2009. We expect to pursue additional cost-saving measures during 2009 and we plan to manage our expense base relative to our asset size as the portfolio decreases through monetizations.

•

Dividend Suspension—We did not declare dividends during the quarter ended June 30, 2009. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which could result in a significant reduction to our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009, which could result in no payments being made in 2009. Variables that could necessitate a dividend in 2009 to meet our RIC requirements include the actual timing of gains and losses for tax purposes, equity investment monetizations and distributions in the event that all or part of our appeal with the IRS is unsuccessful. We will make our decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity and our asset coverage ratio at the time of such decision.

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

In addition to being able to extinguish this debt for less than 27% of the principal amount of the associated notes, our interest expense will be reduced by approximately $0.7 million of annual interest expense, based on the LIBOR in effect as of June 30, 2009, over the remaining life of the Commercial Loan Trust 2006-1 facility.

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

		June 30, 2009		December 31, 2008
(dollars in thousands)	Maturity Date	Potential Maximum Borrowing	Amount Outstanding	Potential Maximum Borrowing	Amount Outstanding
Unsecured Notes
Series 2005-A	October 2010	$41,558	$41,558	$50,000	$50,000
Series 2007-A	October 2012	20,778	20,778	25,000	25,000

Commercial Loan Funding Trust Facility
Class A Variable Funding Certificate	August 2011(a)	185,615	174,533	218,750	162,219
Class B Variable Funding Certificate	August 2011(a)	—	—	31,250	24,950

Term Securitizations
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	40,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	37,380

Unsecured Revolving Line of Credit(d)	May 2009	—	—	70,000	44,500

SBIC (Maximum borrowing potential)(e)	(f)	130,000	27,600	130,000	2,600

Total borrowings		$770,451	$584,349	$917,500	$636,649

(a)

Renewable each February at the lender’s discretion. The lender provided this renewal in February 2009. At that time, the final legal maturity became August 2011. In conjunction with additional collateral transferred to this facility in February 2009, the Class B advances were retired.

( b)

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

(d)	On May 4, 2009, we repaid the balance of this facility.
(e )

As of June 30, 2009, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of June 30, 2009. Based on our funded capital, Solutions Capital I, LP may, subject to compliance with the SBA’s customary procedures, borrow up to an additional $28.3 million to originate investments. To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $46.4 million. In February 2009, the American Recovery and Investment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to SBIC companies up to $150.0 million.

(f)

Currently, we may originate new borrowings through September 2012 at which time we can apply for a new commitment. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

Each of our credit facilities has certain collateral requirements and/or financial covenants. As of December 31, 2008, the net worth covenant on the warehouse facility requires that we maintain a minimum stockholders’ equity of not less than $525.0 million, plus 50% of any equity raised after February 26, 2009. The terms of this facility include a step-down provision that allows us to reduce the minimum stockholders’ equity requirement to $500.0 million, plus 50% of the proceeds from any equity issuances after February 26, 2009, if we reduce the effective advance rate for the advances outstanding to less than 60% of eligible collateral and we provide formal notice to the lender. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

Our asset coverage ratio increased to 206% as of June 30, 2009 and had increased to 209% as of July 29, 2009. We intend to deleverage our balance sheet and pay only the minimum statutory dividend, which may be as low as zero, during 2009. In addition, we have $28.3 million of unused, previously funded borrowing capacity remaining in our SBIC subsidiary that is exempt from the asset coverage ratio requirements.

As of June 30, 2009, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

We fund all of our current debt facilities, except the unsecured notes through our bankruptcy remote, special-purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. We continue to service the portfolio investments that are used as collateral in our secured borrowing facilities. Additional information about these facilities is provided below.

Unsecured Notes. In October 2005, we issued $50.0 million of Series 2005-A unsecured notes, at a fixed interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of Series 2007-A unsecured notes at a fixed interest rate of 6.71% per annum. Both of these tranches are five-year notes that require semi-annual interest payments. We issued these notes through private placements with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent. In February 2009, these notes were amended. In connection with these amendments, MCG and the noteholders agreed to a number of modifications to the terms of the notes, including certain financial covenants. The minimum asset coverage ratio that we are required to maintain has been lowered from 200% to 180% effective as of December 31, 2008. The minimum consolidated stockholders’ equity requirement was reduced from $642.9 million prior to December 31, 2008 to $500.0 million effective as of and after December 31, 2008. The cross-default provisions were modified so that defaults of indebtedness by certain direct and indirect subsidiaries, including Solutions Capital I, L.P. and the special purpose subsidiaries relating to the 2006-1 term securitization and our secured warehouse credit facility, would not constitute defaults under the unsecured notes, as long as we (the parent company) or any other subsidiary that is not a non-recourse financing subsidiary are not liable for the repayment of such indebtedness. The interest rate for the Series 2005-A unsecured notes, increased from 6.73% to 8.98%. The interest rate for the Series 2007-A unsecured notes, increased from 6.71% to 8.96%. The amendments also require us to offer to repurchase the unsecured notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased.

On May 4, 2009, we repaid our revolving line of credit. Prior to that repayment, we were required to use 60% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the unsecured notes and the revolving line of credit on a pro rata basis, based on then-outstanding amounts. After such repayment, we agreed to direct 40% of such net monetization proceeds from unencumbered asset sales as and when such sales occur to the repurchase of the notes, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%.

The following table summarizes the reductions in the borrowing capacity from monetization proceeds during the six months ended June 30, 2009:

(in thousands)	Date	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment
Unsecured Note Series
2005-A	March 2009	$5,314	$44,686
	May 2009	3,128	41,558

2007-A	March 2009	2,658	22,342
	May 2009	1,564	20,778

As of June 30, 2009, the outstanding balances under the Series 2005-A and Series 2007-A unsecured notes were $41.6 million and $20.8 million, respectively. In connection with the February 2009 amendments to the unsecured notes we also agreed to limit the amount of debt from the 2006-1 term securitization and our common stock that we may repurchase. For every $5.0 million of unsecured notes we offer to purchase, we may repurchase $2.5 million of debt from the 2006-1 term securitization. Once we have offered to purchase $35.0 million in unsecured notes, then we may also repurchase $1.0 million in shares of our common stock for every $5.0 million increment of unsecured notes offered to be repurchased, provided that the amount of permitted 2006-1 debt repurchases shall be reduced by the amount of any MCG common stock repurchases made. We paid to the holders of the unsecured notes an amendment fee of $375,000, or 0.50%.

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

In February 2009, SunTrust renewed its annual liquidity commitment for this facility. We paid a $2.4 million, or 1.25%, facility fee for this renewal. In connection with this renewal, a number of modifications were made to the warehouse facility terms, including a reduction in the facility borrowing commitment from $250.0 million to $190.0 million. In conjunction with this reduction, the Class B VFC was retired. The legal final maturity date is now August 2011, subject to contractual terms and conditions. The requirement for a six-month standstill upon non-liquidity renewal has been eliminated. If a new agreement or extension is not executed by February 2010, the warehouse facility enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed through the facility. The facility is funded by third parties through the commercial paper market with SunTrust providing a liquidity backstop, subject to SunTrust’s annual liquidity commitment.

Advances under the Class A VFC may be up to 64% of eligible collateral. The warehouse facility is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the warehouse facility may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the collateral under the MCG Commercial Loan Funding Trust as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$166,475	61.3%	$164,188	64.3%
Subordinated secured debt	105,306	38.7	91,347	35.7

Total securitized assets	$271,781	100.0%	$255,535	100.0%

The interest rate for Class A advances has been increased to the commercial paper rate plus 2.50%. Class A advances previously bore interest at the commercial paper rate plus 1.50%. The minimum asset coverage ratio that we are required to maintain was reduced from 200% to 180% effective as of December 31, 2008, and the minimum consolidated stockholders’ equity requirement was reduced from

$654.0 million prior to December 31, 2008 to $525.0 million as of and after December 31, 2008, plus 50% of any equity raised after February 26, 2009. The terms of this facility include a step-down provision that allows us to reduce the minimum stockholders’ equity requirement to $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009, if we reduce the effective advance rate for the advances outstanding to less than 60% of eligible collateral and we formally notify the lender.

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

The following table summarizes the reductions in the facility borrowing limit from monetization proceeds:

(in thousands)	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment
Three Months Ended March 31, 2009
March 2009	$1,491	$188,509

Three Months Ended June 30, 2009
April 2009	1,347	187,162
May 2009	1,452	185,710
June 2009	95	185,615

MCG Commercial Loan Trust 2006-1. In April 2006, we completed a $500.0 million debt securitization through MCG Commercial Loan Trust 2006-1, a wholly owned subsidiary. The 2006-1 Trust issued $106.25 million of Class A-1 Notes, $50.0 million of Class A-2 Notes, $85.0 million of Class A-3 Notes, $58.75 million of Class B Notes, $45.0 million of Class C Notes and $47.5 million of Class D Notes. The respective classes of notes bear interest at LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%.

All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1. The following table summarizes the assets securitization under this facility as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$209,970	59.7%	$224,661	56.7%
Subordinated secured debt	141,844	40.3	171,914	43.3

Total securitized assets	$351,814	100.0%	$396,575	100.0%

We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period ending in April 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured, and in certain instances unsecured, commercial loans and the remaining 45% must be senior secured commercial loans.

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

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that previously had been issued by Commercial Loan Trust 2006-1. In January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which resulted in a $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009.

Unsecured Revolving Line of Credit. In June 2008, we entered into an agreement, effective May 30, 2008, for a one-year unsecured revolving line of credit facility with a $70.0 million commitment. SunTrust Bank acted as the agent for this facility and SunTrust Robinson Humphrey, Inc. acted as arranger for this facility. Originally, SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.;

Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million. Advances under this facility bore interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate was less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts. We used this facility for the origination of loans to, and investments in, primarily middle-market companies; repayment of indebtedness; working capital; and other general corporate purposes. In February 2009, the unsecured revolving line of credit agreement was amended to reduce the maximum borrowing limit from $70.0 million to $35.0 million and increase the interest rate on borrowings under this facility to LIBOR plus 400 basis points from LIBOR plus 275 basis points. The amendment also reduced the minimum stockholders’ equity requirements from $650.0 million prior to December 31, 2008 to $500.0 million plus 50% of the proceeds from post-amendment date equity issuances for the periods ending as of and after December 31, 2008. In addition, we agreed to maintain minimum cash and cash equivalents of $12.5 million at all times and a quarterly cash coverage ratio of not less than 1.25 to 1.00. We were required to direct a portion of any monetization proceeds to pay down debt. Up to 60% of the net proceeds of any sale by us or unencumbered investment assets were used to reduce amounts outstanding under the revolving line of credit and our unsecured notes on a pro rata basis, based on then-outstanding amounts. All asset monetizations were at our sole discretion based upon the economic merits of any proposed transaction. Dividends payable in cash with a declared payment date prior to July 1, 2009 were limited to the minimum amount required for us to maintain our status as a RIC. On May 4, 2009, we repaid this facility in full in advance of its May 29, 2009 maturity.

SBIC Debentures. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has a license from the SBA to operate as an SBIC, under the Small Business Investment Act of 1958, as amended. As of June 30, 2009, the license gave Solutions Capital I, LP the potential to borrow up to $130.0 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $130.0 million potential borrowing for which we have been approved under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of June 30, 2009. Based on our current funded capital, Solutions Capital I, LP may, subject to compliance with the SBA’s customary procedures, borrow up to an additional $28.3 million to originate new investments. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $46.4 million.

The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage to available SBIC companies to up to $150.0 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008. Solutions Capital I, LP would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through June 30, 2009. As of June 30, 2009 and December 31, 2008, we had $31.0 million and $27.8 million, respectively, of investments and we had $20.4 million and $0.8 million, respectively, of restricted cash to be used for investments in our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. Currently, $13.0 million of our outstanding borrowings are subject to this interim rate. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of June 30, 2009, the SBIC had $27.6 million outstanding summarized in the following table:

	Amount Outstanding
(dollars in thousands)	June 30, 2009	December 31, 2008	Rate		Treasury Rate at Pooling Date	Spread in basis points
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	—	5.34%	Fixed	2.81%	253
Interim 2009-10B	13,000	—	2.78%	Interim	NA	NA

Total	$27,600	$2,600

In October 2008, we received exemptive relief from the SEC, which effectively allows us to exclude debt issued by Solutions Capital I, L.P. from the calculation of our consolidated BDC asset coverage ratio

The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the six months ended June 30, 2009 and 2008:

	Six months ended
(dollars in thousands)	June 30, 2009	June 30, 2008
Weighted average borrowings	$618,164	$725,566
Average LIBOR	1.0%	3.0%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.4	1.8
Impact of amortization of deferred debt issuance costs	0.7	0.3

Total cost of funds	4.1%	5.1%

The 4.1% weighted-average cost of funds for the six months ended June 30, 2009 was 99 basis points less than the same period in 2008. This decrease resulted from a 196 basis point decrease in average LIBOR, partially offset by a 52 basis point increase in the average spread to LIBOR and a 45 basis point increase in the impact of amortization of deferred debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES—COMMON STOCK

We are a closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value of such stock, or NAV, unless our stockholders approve such a sale and our board of directors makes certain determinations. On June 17, 2009, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings up to an aggregate of 10 million shares. This proposal permits us to issue securities that may be converted into or exercised for shares of our common stock at a conversion or exercise price per share not less than our current market price at the date such securities are issued. This conversion or exercise price may; however, be less than our net asset value per share at the date such securities are issued or the date such securities are converted into or exercised for shares of our common stock. The approval expires on the earlier of June 17, 2010 or the date of our 2010 Annual Meeting of Stockholders.

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

During the six months ended June 30, 2009, we granted zero and 22,500 shares of restricted stock to employees and non-employee directors, respectively. During the six months ended June 30, 2009, the forfeiture provision lapsed on 27,000 shares of restricted stock pursuant to the Amended and Restated 2006 Employee Restricted Stock Plan’s, or the 2006 Plan’s, time and service requirements.

As discussed more fully in Note 12—Subsequent Events, on July 23, 2009, our board of directors approved the 2009 Long-Term Incentive Program, or LTIP. The LTIP is a three-year incentive compensation plan that provides our executive officers and certain key non-executive employees the opportunity to receive a total of up to an aggregate of 865,000 shares of our restricted common stock and up to $5.2 million of cash awards upon, among other things, achievement of specified MCG share price thresholds for our common stock within the LTIP’s 36-month performance period.

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

As of June 30, 2009, we had unused commitments to extend credit to our portfolio companies of $33.3 million, which are not reflected on our balance sheet, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will liquidity sufficient to fund, as necessary, requests to draw on these unfunded commitments.

(in thousands)	As of June 30, 2009
Unused commitments to portfolio companies	Non-Affiliate Investments	Affiliate Investments	Control Investments	Total
Revolving credit facilities	$16,519	$11,650	$5,000	$33,169
Other	108	—	49	157

Total unused commitments to portfolio companies	$16,627	$11,650	$5,049	$33,326

From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of June 30, 2009, we had $5.0 million of guarantees.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of June 30, 2009:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations	$319,880	$—	$—	$—	$319,880
Commercial loan funding trust facility(b)	174,533	8,372	166,161	—	—
Unsecured notes	62,336	2,336	40,000	20,000	—
SBIC	27,600	—	—	—	27,600

Total borrowings	584,349	10,708	206,161	20,000	347,480
Operating Leases	8,115	2,332	4,476	1,307	—

Total contractual obligations	$592,464	$13,040	$210,637	$21,307	$347,480

(a)	Excludes the unused commitments to extend credit to our customers of $33.3 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility are listed based on the contractual maturity due to the revolving nature of the facility.

FINANCIAL INSTRUMENTS

During the normal course of business, we are party to certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments. We conduct extensive due diligence and, when appropriate, obtain collateral to limit our credit risk. Generally, these commitments have fixed expiration dates or other termination clauses, which may require payment of a fee by the counterparty. We expect many of these commitments will not be fully used before they expire; therefore, the total commitment amounts do not necessarily represent future cash requirements.

In accordance with GAAP, the unused portions of these commitments are not recorded on our Condensed Consolidated Balance Sheets. The following table summarizes the nominal dollar balance and the fair value of unused commercial loan commitments, guarantees and standby letters of credit as of June 30, 2009 and December 31, 2008:

(in thousands)	June 30, 2009	December 31, 2008
Unused loan commitments(a)	$33,326	$43,393
Guarantees	5,000	5,833
Standby letters of credit	—	97

(a)      Estimated fair value of unused loan commitments as of June 30, 2009 and December 31, 2008 was $0.2 million and $0.2 million, respectively, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains.

Since December 2001, we have declared distributions of $11.78 per share. The following table summarizes our distributions declared since January 1, 2008:

Date Declared	Record Date	Payment Date	Amount
May 6, 2008	June 30, 2008	July 30, 2008	$0.27
February 22, 2008	March 12, 2008	April 29, 2008	0.44

We met our distribution requirements as a RIC for 2008 and will monitor distribution requirements for 2009 in order to ensure compliance under Subchapter M of the Internal Revenue Code. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which will significantly reduce our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009, which could be as low as zero for all of 2009. Variables that could necessitate a dividend in 2009 include the actual timing of gains and losses for tax purposes and equity investment monetizations. We will make decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, monetizations, our liquidity and our BDC asset coverage ratio at the time of such decision.

Each year, we mail statements on Form 1099-DIV to our stockholders, which identify the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. For the fiscal years ended December 31, 2008, 2006, 2005, 2004, and 2003 a portion of the distributions to our stockholders was deemed a return of capital. None of the distributions to stockholders during the fiscal year ended December 31, 2007 was deemed a return of capital. We did not declare a dividend during the six months ended June 30, 2009. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

The following table reconciles GAAP net loss to taxable net income (loss) for the six months ended June 30, 2009 and the year ended December 31, 2008:

(in thousands)	Six months ended June 30, 2009	Year ended December 31, 2008
Net loss	$(56,807)	$(191,245)
Difference between book and tax losses on investments(a)	(3,437)	(73,272)
Net change in unrealized depreciation on investments not taxable until realized	56,765	248,218
Capital losses in excess of capital gains	20,592	—
Timing difference related to deductibility of long-term incentive compensation	1,023	6,642
Taxable interest income on non-accrual loans(b)	11,707	2,051
Dividend income accrued for GAAP purposes that is not yet taxable	(3,526)	(19,972)
Distributions from taxable subsidiaries	37	483
Federal tax (benefit) provision	(254)	789
Other, net	289	4,181

Taxable income (loss) before deductions for distributions	$26,389	$(22,125)

(a)	Results for the year ended December 31, 2008, primarily reflect the write-off, for tax purposes, of the common stock of Cleartel.
(b)

Results for the year ended December 31, 2008, reflect the reversal of interest that we previously recognized on non-accrual loans of a portfolio investment that we liquidated. We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

CRITICAL ACCOUNTING POLICIES

These Condensed Consolidated Financial Statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The following section describes our accounting policies associated with the valuation of our portfolio of investments. For a full discussion of our other critical accounting policies and estimates, see Managements and Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

VALUATION OF INVESTMENTS

We determine the value of each investment in our portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is: (i) the market price for those securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. As of June 30, 2009, investments in portfolio companies comprised 88.2% of our total assets, of which 99.7% are valued at fair value and 0.3% are valued at market value based on readily ascertainable public market quotes.

ADOPTION OF SFAS 157—FAIR VALUE MEASUREMENTS

As of January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

DETERMINATION OF FAIR VALUE IN GOOD FAITH

As a BDC, we invest primarily in illiquid securities, including debt and equity securities of private companies. To protect our investments and maximize our returns, we negotiate the structure of each debt and equity security in our investment portfolio. Our contracts with those portfolio companies generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership and corporate governance parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In some cases, our loan agreements also allow for increases in the spread to the base index rate, if the portfolio company’s financial or operational performance deteriorates or shows negative variances from its business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the portfolio company’s plan. Generally, our investments are subject to some restrictions on resale and have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation processes require analyses of numerous market, industry and company-specific factors, including the performance of the underlying investment, the financial condition of the portfolio company, changing market events and other factors relevant to the individual security.

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

•

Majority-Owned Control Investments—Majority-owned control investments comprise 41.4% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned investments comprise 1.1% of our investment portfolio. For our non-majority owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 57.5% of our investment portfolio. Quoted prices are not available for 99.4% of our non-control investments, which represent 57.2% of our investment portfolio. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange, including broadly syndicated securities, at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of June 30, 2009, these securities represented 0.3% of our investment portfolio.

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

As shown in the following table, over the last four quarters, valuation firms performed independent valuations or reviewed valuations of 50 portfolio companies, representing $1.1 billion, or 99.4%, of the fair value of our total portfolio investments and $319.8 million, or 99.5%, of the fair value of our equity portfolio investments.

	As of June 30, 2009
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Quarter independent valuation/review prepared(a)
Second quarter 2009	$146,941	$150,536	$297,477	19.9%	46.8%	28.0%
First quarter 2009	257,689	109,159	366,848	34.8	34.0	34.6
Fourth quarter 2008	153,527	32,487	186,014	20.7	10.1	17.5
Third quarter 2008	177,267	27,592	204,859	24.0	8.6	19.3

Total	735,424	319,774	1,055,198	99.4	99.5	99.4

Not evaluated during the 12 months ended June 30, 2009	4,584	1,724	6,308	0.6	0.5	0.6

Total Investment Portfolio	$740,008	$321,498	$1,061,506	100.0%	100.0%	100.0%

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

Due to the uncertainty inherent in the valuation process, such fair value estimates may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses that we ultimately realize on these investments to be different from the valuations currently assigned.

RECENT ACCOUNTING PRONOUNCEMENTS

STANDARD ON SUBSEQUENT EVENTS

On May 28, 2009, the Financial Accounting Standards Board issued SFAS 165—Subsequent Events, or SFAS 165. SFAS 165 provides guidance on management’s assessment of subsequent events and requires additional disclosure about the timing of management’s assessment of subsequent events. SFAS 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted this standard as of June 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

FAIR VALUE MEASUREMENTS

On February 12, 2008, FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, or FSP 157-2, was issued. FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. Our adoption of this standard as of January 1, 2009 did not affect our financial position or results of operations.

On October 10, 2008, FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. This FSP did not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and did not have a material effect on our financial position or results of operations.

On April 9, 2009, FASB Staff Position No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, or FSP 157-4, was issued. This FSP provides guidance for determining whether normal market activity exists for Level 2 assets and liabilities. In addition, FSP 157-4 expands disclosure requirements for fair value reporting and requires a categorization of investments consistent with that required for SFAS 115—Accounting for Certain Investments in Debt and Equity Securities. We adopted FSP 157-4 for the period ended June 30, 2009. Since our Level 2 investments comprise less than 0.4% of our investment portfolio, our adoption of FSP 157-4, did not have a material effect on our financial position or results of operations.

On April 9, 2009, FASB Staff Position No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1, was issued. This FSP requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. We adopted this standard as of June 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

TWO-CLASS METHOD OF PRESENTING EARNINGS PER SHARE

In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1, was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable dividend rights. Second, companies must report separately basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted this standard beginning with our financial statements ended March 31, 2009. As required, we applied this standard retroactively to all reported periods. Our adoption of this standard did not have a material impact on our financial position or results of operations.

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

ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS

In June 2009, the Financial Accounting Standards Board issued SFAS 166—Accounting for Transfers of Financial Assets, or SFAS 166. This statement amends SFAS 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140. SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003)—Consolidation of Variable Interest Entities to qualifying special purpose entities. SFAS 166 also establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and early application is prohibited. We will adopt this standard as of January 1, 2010. Currently, we are evaluating the affect that the adoption of this standard could have on our financial position and results of operations.

CODIFICATION OF ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board issued SFAS No.168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. When SFAS 168 is

effective, the Codification will supersede all then-existing non-SEC literature and all reporting standards. SFAS 168 is not expected to change existing accounting standards, but rather changes the way that companies will refer to accounting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our financial statements covering the period ending September 30, 2009. We do not expect that our adoption of this standard will have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Beginning in late 2007, the United States entered a recession, which many believe could be prolonged. As the economy continued to deteriorate in 2008, spending by both consumers and businesses declined significantly, which has impacted the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. This reduction in spending has had an adverse effect on a number of the industries in which some of our portfolio companies operate. Historically, MCG and other commercial finance companies have utilized the collateralized loan obligation, or CLO, market to finance some of their investment activities. Due to the current dislocation of the CLO market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector will have to either curtail originations or obtain access to alternative debt markets. During 2008 and the first half of 2009, the availability of debt capital was extremely constrained. This constraint has significantly limited our ability to originate new investments during the first half of 2009 and we expect our ability to originate new investments to be limited throughout the remainder of 2009. While we have been successful in renegotiating certain of our borrowing agreements in early 2009, these agreements are at higher cost and include less favorable terms than our historical borrowing agreements.

In the event that the current recession continues for a significant time or the economy deteriorates further, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults. During the first quarter of 2009, we experienced write-downs across the portfolio, most of which were due to a reduction in the performance of certain portfolio companies and a reduction in multiples and market pricing used to estimate the fair value of our investments. During the second quarter of 2009, we continued to experience write-downs on the portfolio, but net losses were substantially less when compared to the first quarter of 2009. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of June 30, 2009, approximately 60.5% of our loan portfolio, at fair value, bears interest at a spread to LIBOR or prime rate, and 39.5% at a fixed interest rate. As of June 30, 2009, approximately 44.2% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We also will enter derivative transactions in connection with our financing vehicles. During the first quarter ended March 31, 2009, we entered into two interest rate swaps expiring in August 2010 for notional amounts of $8.7 million and $12.5 million at interest rates of 9.0% and 13.0%, respectively. During 2008, we entered into two interest rate swaps expiring in November 2010 for notional amounts of $16.0 million and $8.0 million at interest rates of 10.0% and 14.0%, respectively.

The following table compares the interest rate base for our commercial loans and our outstanding borrowings as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(in thousands)	Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money Market Rate	$—	$—	$156	$—
Prime Rate	64,807	—	63,346	—
LIBOR
30-Day	43,335	—	16,825	—
60-Day	—	—	—	—
90-Day	420,592	319,880	459,012	371,880
180-Day	3,788	—	7,923	—
Commercial Paper	—	174,533	—	187,169
Fixed Rate	368,025	89,936	372,226	77,600

Total	$900,547	$584,349	$919,488	$636,649

Based on our June 30, 2009 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Unrealized (Depreciation)/ Appreciation	Net Loss
100	1,512	4,944	452	(2,980)
200	3,929	9,888	904	(5,055)
300	8,806	14,832	1,355	(4,671)

ITEM 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended June 30, 2009 there were no new or material developments in legal proceedings.

ITEM 1A.	RISK FACTORS.

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

In accordance with the 1940 Act and accounting principles generally accepted in the United States, we carry substantially all of our portfolio investments at fair value as determined in good faith by our board of directors. Whenever possible, we value securities at market value; however, only a small percentage of our investment portfolio is traded publicly. We value the investments that are not publicly traded pursuant to a valuation process utilizing the input of our investment and valuation committee. The types of factors that may be considered in fair value pricing of these investments include private mergers and acquisitions transactions, comparisons to publicly traded comparable companies, third-party assessments of valuation, discounted cash flow analyses, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments, the markets in which the portfolio company does business, market-based pricing and other relevant factors. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may include unaudited, projected or pro forma financial information. Our board of directors also uses several independent valuation firms to aid it in determining the fair value of these investments. Because our valuations, and particularly the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and from the amounts we may realize on any disposition of such investments. If our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposition of such investments, our net asset value could be affected adversely.

Economic downturns or recessions could impair our portfolio companies’ financial position and operating results, which could, in turn, harm our operating results.

The U.S. and most other global markets have entered into a period of recession. Many of the companies in which we have made, or may make investments are, and may continue to be, susceptible to economic downturns or recessions. Current adverse economic conditions have decreased the value of some of our loans and equity investments and a prolonged recession or depression may further decrease such value. These conditions are contributing to, and if prolonged, could lead to further losses of value in our portfolio and decrease in our revenues, net income and net assets. If prolonged, unfavorable or uncertain economic and market conditions may affect the ability of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, merger, recapitalization or initial public offering. Therefore, the number of non-performing assets may increase and the value of our portfolio may decrease during these periods. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, an acceleration of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we, or one of our affiliates, may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all, or a portion, of our claim to that of other creditors.

Investing in middle-market businesses involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

Our portfolio consists primarily of debt and equity investments in privately owned middle-market businesses. Investment in middle-market companies involves a number of significant risks. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Compared to larger publicly-owned companies, these middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the management talents and efforts of an individual or a small group of persons. Therefore, the loss of any of their key employees could affect their ability to compete effectively and harm their financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay their obligations to us, which may have an adverse affect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

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

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. As of June 30, 2009, our investments in communications companies represented 17.9% of the fair value of our portfolio. Of the 17.9% investment, 16.3% represented investments in CLECs and 1.6% represented investments in other communications companies. In addition, as of June 30, 2009, our investments in cable and healthcare portfolio companies represented 11.8% and 9.4%, respectively, of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

Broadview Network Holdings, Inc., or Broadview, a CLEC serving primarily business customers, is our largest portfolio investment. As of June 30, 2009, we held preferred stock in Broadview with a $138.8 million fair value. As of June 30, 2009 and December 31, 2008, our investment in Broadview represented 13.1% and 11.6%, respectively, of the fair value of our investment portfolio. During the six months ended June 30, 2009, we recognized $0.5 million of unrealized depreciation on our investment in Broadview. If Broadview’s performance deteriorates in future periods, we may be required to recognize additional unrealized depreciation on this investment.

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

Since late 2007, and particularly since mid-2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. These market conditions were initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. For over a year, the global markets have been characterized by substantially increased volatility, short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. We believe that the U.S. economy has entered into a period of recession and forecasts for 2009 generally call for further weakness in the economy. As of June 30, 2009, our common stock was trading at $2.43 per share, or at 30.5% of net asset value.

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

If we are not successful in our appeal to the Internal Revenue Service, we could be subject to up to $19.2 million of additional taxes, interest and penalties, and could be required to make up to $25.1 million of additional cash and/or stock distributions. This event could have an adverse effect on our liquidity.

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

If market constraints further prevent us from obtaining additional debt or equity capital, our liquidity could be affected adversely, our business prospects could be impacted negatively, we could lose key employees and our operating results could be affected negatively.

The current economic and capital market conditions in the U.S. have resulted in a severe reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular. These conditions have constrained us and other companies in the financial services sector, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow. If these conditions continue for a prolonged period of time, or worsen in the future, we could lose key employees and access to leverage and our business prospects could be negatively impacted. In addition, the debt capital that will be available, if at all, may be at a higher cost and/or less favorable terms and conditions. Equity capital is, and may continue to be, difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, issuing equity at depressed stock prices is dilutive to our stockholders, uneconomical and would impair our ability to grow. These events and inability to raise capital have resulted in the suspension of new originations, curtailed our ability to grow and had a negative impact on our liquidity and operating results. The continued inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and have an adverse impact our operating results.

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

The Internal Revenue Service recently issued a Revenue Procedure that provides temporary cash flow relief to RICs, including BDCs, by allowing them to satisfy their federal tax income distribution requirements through the use of substantial amounts of their own stock, rather than solely cash or other RIC assets. Although there has been some guidance that suggests that distributions of stock consistent with the Revenue Procedure will not be viewed as violating the provisions of the 1940 Act relating to sales of shares below net asset value and do not need to be registered under the Securities Act of 1933, any such distributions require complicated compliance procedures and would be dilutive to existing stockholders. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may, in certain instances, result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on our stockholders and us.

We have substantial indebtedness and, if we do not service our debt arrangements adequately, our business could be harmed materially.

As of June 30, 2009, we had $584.3 million of outstanding borrowings under our debt facilities. As of June 30, 2009, the weighted-average annual interest rate on all of our outstanding borrowings was 3.4%, excluding the amortization of deferred debt issuance costs. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our June 30, 2009 total assets of at least 1.7%. Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., or the SunTrust Warehouse, and under our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, these facilities include various affirmative and negative covenants, as well as cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period, if any, the lenders thereunder would have the ability to accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, in the event of a default on these loans held by the trusts, we bear losses to the extent our collateral exceeds our borrowings, which was $227.1 million as of June 30, 2009.

Under the terms of our unsecured notes, or the Private Placement Notes, we are also subject to financial and operating covenants that restrict our business activities, including our ability to incur certain additional indebtedness, effect debt and stock repurchases in specified circumstances or through the use of borrowings or unrestricted cash, or pay dividends above certain levels.

We record decreases in the fair values of our portfolio company investments as unrealized depreciation, which could affect certain covenants in our credit facilities. Our SunTrust Warehouse requires that we maintain a minimum stockholders’ equity of not less than $525.0 million as of December 31, 2008 plus 50% of the proceeds from any post-amendment date equity issuances. The Private Placement Notes require that we maintain a consolidated stockholders equity of $500.0 million for the periods ending as of and after December 31, 2008. As of June 30, 2009, our stockholders’ equity was $605.5 million. In the event that we experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities pursuant to which our lenders might, among other things, require full and immediate payment.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions until we are in compliance with the 200% threshold requirement.

Our ratio of total assets to total borrowings and other senior securities was 206% as of June 30, 2009. Based on our June 30, 2009 balances of total assets, total borrowings and other securities, we had a $64.0 million of additional borrowing capacity before falling below the minimum BDC asset coverage requirement, including $28.3 million of the funded borrowing capacity of our SBIC. Excluding the SBIC impact, the cushion was $35.7 million. Debt issued by our SBIC is excluded from the total borrowings used to calculate our asset coverage ratio. As previously described, a ratio below 200% does not cause any defaults under any of our current borrowing facilities. Additionally, we have announced our intentions to increase cash to repay our debt obligations and; therefore, we currently do not anticipate accessing additional borrowings in the near term. We have also stated our intention to pay only the statutory minimum dividend for 2009 and have not declared any dividends during the six months ended June 30, 2009.

In addition, because a significant portion of our assets and liabilities are priced using various short-term rate indices, including one-month to three-month LIBOR, commercial paper rates and the prime rate, the timing of changes in market interest rates or in the relationship between interest rate indices could affect the interest rates earned on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, which could result in a decrease in net income.

If we are not able to refinance or renew our debt or able to do so on favorable terms, our operations could be affected adversely.

As of June 30, 2009, we had $584.3 million of borrowings. In February 2009, we entered into amendments related to our SunTrust Warehouse and Private Placement Notes, pursuant to which the facility limits on the SunTrust Warehouse was reduced to $190.0 million. This facility has been further reduced by monetization prepayments. As of June 30, 2009, the facility limits for the SunTrust Warehouse and Private Placement notes are $185.6 million and $62.3 million, respectively.

Absent any acceleration events, the SunTrust Warehouse matures in August 2011 and the Private Placement Notes mature in October 2010 (with respect to the $41.6 million in notes remaining) and October 2012 (with respect to the $20.8 million in notes remaining). We cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to renew or replace such facilities and consummate new facilities, at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under such facilities and are declared in default or are unable to renew or refinance these facilities, our operations could be affected adversely.

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

We may purchase common stock and other equity securities, including warrants. Although equity securities have historically generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value; and, our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.

You may not receive future distributions.

In the event that our asset coverage ratio falls below 200%, which it did during the quarter ended March 31, 2009, we will be unable to make distributions until our asset coverage ratio improves. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level. As of June 30, 2009, our asset coverage ratio was 206%. On August 6, 2008, we announced that we had met our estimated distribution requirements for 2008. Subsequently, we did not make additional distributions during 2008. We may not be able to achieve operating results or our business may not perform in a manner that will allow us to make any distributions in 2009 or thereafter. During the remainder of 2009, we will make decisions with respect to dividends on a quarter-by-quarter basis after taking into account the minimum statutorily required level of distributions, including gains and losses recognized for tax purposes, portfolio transactional events, our liquidity and our BDC asset coverage ratio. In addition, we may not be able to make distributions at a specific level or to increase the amount of these distributions from time to time. Due to the BDC asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

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

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates would generally not have a material effect on the existing fixed rate loans in our portfolio. In addition, a significant decrease in interest rates could reduce our net income, all other things being equal. A decrease in interest rates may reduce net income despite the increased demand for our capital that the decrease in interest rates may produce. As of June 30, 2009, approximately 60.5% of the fair value of our loan portfolio, was at variable rates based on a LIBOR benchmark or prime rate and approximately 39.5% of the fair value of our loan portfolio was at fixed rates. As of June 30, 2009, approximately 44.2% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.

We have issued debt securities and may issue debt securities and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, as a BDC, we are permitted to issue senior securities only in amounts such that our BDC asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would be precluded from issuing senior securities, could not pay dividends and may be required to sell a portion of our investments and, depending on the nature of our leverage, may be required to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, the 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value unless our stockholders approve such a sale and our board of directors makes certain determinations.

Any change in the regulation of our business could have a negative effect on the profitability of our operations.

Changes in the laws, regulations or interpretations of the laws and regulations that govern business development companies, RICs, SBICs or non-depository commercial lenders could have a significant effect on our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we may have to restrict our operations.

One of our wholly owned subsidiaries is licensed by the SBA, and, as a result, we will be subject to SBA regulations.

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

Our common stock has traded below $1.00 per share on the NASDAQ Global Select Market. Because many companies have experienced similar volatility in their stock prices, on October 16, 2008, the NASDAQ Stock Market LLC, or NASDAQ, made a rule filing with the SEC to temporarily suspend its bid price and market value of publicly held securities continued listing requirements until January 16, 2009. On January 15, 2009, the SEC allowed NASDAQ to extend this suspension until April 20, 2009, which was further extended through July 31, 2009.

Effective August 3, 2009, if the closing bid price per share for our common stock is below $1.00 per share for 30 consecutive business days, we will receive notification from NASDAQ, indicating that we are not in compliance with NASDAQ Marketplace Rule 5450(a)(1). In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we would then be provided 180 calendar days to regain compliance.

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

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent quarters, the volatility and disruption have reached unprecedented levels, and we have experienced greater than usual stock price volatility. In addition, the stock market in general and the market prices for securities of financial services companies and business development companies in particular have experienced extreme volatility that often have been unrelated or disproportionate to the operating performance of these companies. If current levels of market volatility continue or worsen, there can be no assurance that we will not continue to experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

In addition, the trading price of our common stock following an offering may fluctuate substantially. The price of the common stock that will prevail in the market after an offering may be higher or lower than the price you paid and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be related directly to our operating performance. These factors include, but are not limited to, the following:

•	our quarterly results of operations;

•	price and volume fluctuations in the overall stock market from time to time;

•	investors’ general perception of our company, the economy and general market conditions;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	the financial performance of the specific industries in which we invest on a recurring basis, including without limitation, our investments in communications companies;

•	significant transactions or capital commitments by us or our competitors;

•	significant volatility in the market price and trading volume of securities of BDCs or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls or short trading positions;

•	changes in laws or regulatory policies or tax guidelines with respect to BDCs or RICs;

•	the loss of a major funding source, including one of our lenders;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; or

•	departures of key personnel.

If any of these factors causes an adverse effect on our business, our results of operations or our financial condition, the price of our common stock could fall and investors may not be able to sell their common stock at or above their respective purchase prices.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 17, 2009, we held our 2009 Annual Meeting of Stockholders. There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 69,535,156 shares of common stock. The following matters were submitted to the stockholders for consideration:

1.	To elect three Class II directors who will serve for three years, or until their successors are elected and qualified;

2.	To ratify the selection by our Audit Committee of Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2009; and

3.	To approve a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings up to an aggregate of 10,000,000 shares.

The results of the shares voted with regard to each of these matters are as follows:

1.	ELECTION OF CLASS II DIRECTORS:

	For	Withheld
A. Hugh Ewing, III	53,401,015	16,134,141
Kenneth J. O’Keefe	53,528,065	16,007,091
Gavin Saitowitz	64,929,325	4,585,831

Continuing directors whose terms did not expire at the Annual Meeting were as follows: Wallace B. Millner, III, Richard W. Neu and B. Hagen Saville are currently serving as Class I directors; and Kim D. Kelly and Steven F. Tunney are currently serving as Class III directors.

2.	RATIFICATION OF THE SELECTION BY OUR AUDIT COMMITTEE OF ERNST & YOUNG LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE FISCAL YEAR ENDING DECEMBER 31, 2009:

For	Against	Abstain
68,744,269	599,870	191,017

3.	APPROVAL TO ISSUE SECURITIES TO SUBSCRIBE TO, CONVERT TO, OR PURCHASE SHARES OF OUR COMMON STOCK IN ONE OR MORE OFFERINGS UP TO AN AGGREGATE OF 10,000,000 SHARES:

For	Against	Abstain	Broker Non- Vote
34,196,241	7,516,421	351,032	27,471,462

On April 24, 2009, we and Springbok Capital Management, LLC, Springbok Capital Onshore, LLC, Gavin Saitowitz, Soundpost Partners, LP, Jaime Lester, Lyrical Partners, L.P., Jeffrey Keswin, Robert S. Everett and Edward Gage, or the Springbok Group, entered into an agreement, or the Settlement Agreement, to settle matters pertaining to the contested election of directors to our board of directors at our 2009 Annual Meeting of Stockholders.

We previously received a notice from the Springbok Group that the Springbok Group intended to nominate Gavin Saitowitz, Robert S. Everett and Edward Gage, or the Springbok Nominees, for election to our board of directors at our 2009 Annual Meeting of Stockholders.

Pursuant to the Settlement Agreement, the Springbok Group withdrew the Springbok Nominees, ceased its solicitation efforts in support thereof and voted its shares in support of all of our director nominees and our proposals submitted for consideration at the 2009 Annual Meeting of Stockholders. In return, our board of directors (i) appointed Gavin Saitowitz to our board of directors effective as of April 30, 2009, to serve as a Class II director, (ii) nominated Mr. Saitowitz at the 2009 Annual Meeting of Stockholders for re-election as a Class II director with a term expiring at our 2012 Annual Meeting of Stockholders and (iii) recommended that our stockholders vote to elect Mr. Saitowitz as a director at the 2009 Annual Meeting of Stockholders. The Springbok Group indicated a preference for the selection of Mr. Saitowitz, and our board of directors agreed to appoint him to our board of directors and nominate Mr. Saitowitz at the 2009 Annual Meeting of Stockholders for re-election as a Class II director.

In connection with Mr. Saitowitz’s appointment, Jeffrey M. Bucher tendered his resignation as a member of our board of directors.

As part of the Settlement Agreement, all pending litigation between us and the Springbok Group was dismissed. In addition, the parties have further agreed to standstill provisions pursuant to which, during the period extending through the date of our 2010 Annual Meeting of Stockholders, the Springbok Group and its Representatives (as defined in the Settlement Agreement) will not, among other things (i) engage in proxy solicitations in an election contest, (ii) advance stockholder proposals in connection with the election or removal of directors, (iii) seek to call a meeting of stockholders or solicit consents from stockholders or (iv) seek to obtain additional representation on our board of directors or remove any board member. The standstill also restricts the Springbok Group from selling, offering or agreeing to sell, all or substantially all, directly or indirectly, through swap or hedging transactions or otherwise, any voting rights decoupled from the underlying voting securities held by the Springbok Group to any third party.

We reimbursed the Springbok Group in the amount of $550,000 for fees and expenses.

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS.

The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column.

Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
10.1	Settlement Agreement dated as of April 24, 2009 and among Springbok Capital Management, LLC, Springbok Capital Onshore, LLC, Gavin Saitowitz, Soundpost Partners, LP, Jaime Lester, Lyrical Partners, L.P., Jeffrey Keswin, Edward Gage, Robert S. Everett and MCG Capital Corporation	8-K (0-33377)	April 28, 2009	10.1

15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.3	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†
* Filed herewith.
† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCG Capital Corporation

Date: August 4, 2009	By:	/s/ STEVEN F. TUNNEY
Steven F. Tunney
Chief Executive Officer

Date: August 4, 2009	By:	/s/ STEPHEN J. BACICA
Stephen J. Bacica Chief Financial Officer

Date: August 4, 2009	By:	/s/ LINDA A. NIMMONS
Linda A. Nimmons Chief Accounting Officer