Form 10-Q
period 2009-09-30
MCG CAPITAL CORP
filed 2009-11-04
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were 76,398,325 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)	September 30, 2009	December 31, 2008
	(unaudited)
Assets

Cash and cash equivalents	$47,166	$46,149

Cash, securitization accounts	68,405	37,493

Cash, restricted	20,817	979

Investments at fair value
Non-affiliate investments (cost of $618,841 and $605,906, respectively)	582,147	584,336
Affiliate investments (cost of $39,913 and $45,141, respectively)	50,350	56,126
Control investments (cost of $701,020 and $819,076, respectively)	404,747	562,686

Total investments (cost of $1,359,774 and $1,470,123, respectively)	1,037,244	1,203,148

Interest receivable	6,141	8,472

Other assets	14,614	16,193

Total assets	$1,194,387	$1,312,434

Liabilities

Borrowings (maturing within one year of $2,036 and $44,500, respectively)	$568,507	$636,649

Interest payable	3,854	5,367

Other liabilities	10,059	11,507

Total liabilities	582,420	653,523

Stockholders’ equity

Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—

Common stock, par value $0.01, authorized 200,000 shares on September 30, 2009 and December 31, 2008, 75,970 issued and outstanding on September 30, 2009 and 76,075 issued and outstanding on December 31, 2008	760	761

Paid-in capital	1,002,938	997,318

Undistributed (distributions in excess of) earnings
Paid-in capital	(162,783)	(162,783)
Other	95,839	91,624

Net unrealized depreciation on investments	(324,787)	(267,948)

Stockholder loans	—	(61)

Total stockholders’ equity	611,967	658,911

Total liabilities and stockholders’ equity	$1,194,387	$1,312,434

Net asset value per common share at end of period	$8.06	$8.66

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$15,861	$18,198	$47,958	$55,652
Affiliate investments (5% to 25% owned)	1,115	1,656	3,383	5,205
Control investments (more than 25% owned)	6,082	10,529	22,742	42,065

Total interest and dividend income	23,058	30,383	74,083	102,922

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	335	466	1,081	1,399
Control investments (more than 25% owned)	218	447	991	1,071

Total advisory fees and other income	553	913	2,072	2,470

Total revenue	23,611	31,296	76,155	105,392

Operating expenses
Interest expense	5,518	7,991	18,391	26,706
Employee compensation
Salaries and benefits	4,115	4,081	10,824	13,673
Amortization of employee restricted stock awards	2,279	1,802	5,603	5,406

Total employee compensation	6,394	5,883	16,427	19,079
General and administrative expense	3,041	4,408	12,568	12,377

Total operating expenses	14,953	18,282	47,386	58,162

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (benefit) provision	8,658	13,014	28,769	47,230

Net realized loss on investments
Non-affiliate investments (less than 5% owned)	(2,820)	5,359	(5,991)	5,484
Affiliate investments (5% to 25% owned)	—	1	(1,947)	(61)
Control investments (more than 25% owned)	(1,502)	(14,823)	(21,934)	(14,551)

Total net realized loss on investments	(4,322)	(9,463)	(29,872)	(9,128)

Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	4,064	(12,644)	(15,124)	(24,725)
Affiliate investments (5% to 25% owned)	(1,400)	4,214	(548)	4,836
Control investments (more than 25% owned)	(1,652)	(61,685)	(39,883)	(151,866)
Derivative and other fair value adjustments	(1,086)	(146)	(1,284)	273

Total net unrealized appreciation (depreciation) on investments	(74)	(70,261)	(56,839)	(171,482)

Net investment loss before income tax (benefit) provision	(4,396)	(79,724)	(86,711)	(180,610)
(Loss) gain on extinguishment of debt before income tax (benefit) provision	(118)	—	5,025	—
Income tax (benefit) provision	(39)	236	(293)	568

Net income (loss)	$4,183	$(66,946)	$(52,624)	$(133,948)

Earnings (loss) per basic and diluted common share	$0.06	$(0.90)	$(0.71)	$(1.87)
Cash distributions declared per common share	$—	$—	$—	$0.71
Weighted-average common shares outstanding—basic and diluted	75,876	74,296	74,588	71,526

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Nine months ended September 30,
(in thousands, except per share amounts)	2009	2008
(Decrease) increase in net assets from operations

Net operating income before net investment loss, gain on extinguishment of debt and income tax benefit (provision)	$28,769	$47,230

Net realized loss on investments	(29,872)	(9,128)

Net unrealized depreciation on investments	(56,839)	(171,482)

Gain on extinguishment of debt	5,025	—

Income tax benefit (provision)	293	(568)

Net loss	(52,624)	(133,948)

Distributions to stockholders

Distributions declared	—	(49,185)

Net decrease in net assets resulting from stockholder distributions	—	(49,185)

Capital share transactions

Issuance of common stock	—	57,107

Amortization of restricted stock awards
Employee	5,603	5,406
Restructuring expense	—	88
Non-employee director	108	194

Cancellation of common stock held as collateral for stockholder loans	(92)	(105)

Stockholder loans

Unrealized (appreciation) depreciation on stockholder loans	(31)	328

Repayment of stockholder loans	92	105

Net increase in net assets resulting from capital share transactions	5,680	63,123

Total decrease in net assets	(46,944)	(120,010)

Net assets

Beginning of period	658,911	834,689

End of period	$611,967	$714,679

Net asset value per common share at end of period	$8.06	$9.39

Common shares outstanding at end of period	75,970	76,117

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities
Net loss	$(52,624)	$(133,948)
Adjustments to reconcile net loss to net cash provided by operating activities
Investments in portfolio companies	(55,078)	(70,817)
Principal collections related to investment repayments or sales	145,414	164,574
Increase in interest receivable, accrued payment-in-kind interest and dividends	(8,753)	(20,756)
Amortization of restricted stock awards
Employee	5,603	5,494
Non-employee director	108	194
Decrease in cash—securitization accounts from interest collections	1,644	64
Depreciation and amortization	4,195	2,755
Unrealized (appreciation) depreciation on stockholder loans	(123)	328
Decrease (increase) in other assets	1,754	(1,635)
Decrease in other liabilities	(3,263)	(4,232)
Realized loss on investments	29,872	9,128
Change in unrealized depreciation on investments	56,839	171,482
Gain on extinguishment of debt	(5,025)	—

Net cash provided by operating activities	120,563	122,631

Cash flows from financing activities
Payments on borrowings	(63,117)	(98,067)
Increase in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	(32,556)	(4,144)
Restricted cash	(19,838)	—
Payment of financing costs	(4,127)	(3,413)
Issuance of common stock, net of costs	—	57,107
Distributions paid	—	(78,130)
Cancellation of common stock held as collateral for stockholder loans	—	(105)
Repayment of stockholder loans	92	105

Net cash used in financing activities	(119,546)	(126,647)

Increase (decrease) in cash and cash equivalents	1,017	(4,016)

Cash and cash equivalents
Beginning balance	46,149	23,297

Ending balance	$47,166	$19,281

Supplemental disclosure of cash flow information
Interest paid	$16,741	$25,687
Income taxes paid	51	1,105
Payment-in-kind interest collected	1,564	4,881
Dividend income collected	8,344	3,519

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2009 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14-12/14)(1)	$14,254	$14,161	$14,161
		Preferred Units (10.0%, 17,100 units)(1)		20,366	22,842
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.(6)	Communications-CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,139
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,695
		Class A Common Stock (4,698,987 shares)		—	—

Cleartel Communications, Inc.(2)(6)(17)	Communications-CLEC	Subordinated Debt (11.1%, Due 10/09-3/11)(7)	46,379	37,398	—
		Series B Preferred Stock (8.0%, 57,862 shares)		50,613	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($2,000)

GMC Television Broadcasting, LLC(2)(6)(20)	Broadcasting	Senior Debt (4.3%, Due 12/16)(1)(7)	23,720	21,328	20,711
		Subordinated Debt (14.0%, Due 12/16)(1)(7)	8,773	6,976	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,026	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—

Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,000	8,917	8,917
		Series A Preferred Units (10.0%, 86,000 units)		9,095	1,367
		Series B Preferred Units (10.0%, 30,000 units)		3,000	140

Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt (9.3%, Due 12/12)(1)	12,461	12,361	12,361
		Subordinated Debt A (15.6%, Due 3/13)(1)	18,072	17,864	17,864
		Subordinated Debt B (17.0%, Due 3/13)(1)(8)	18,887	17,582	13,909
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—

JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.9%, Due 8/15-2/16)	28,486	28,315	28,315
		Series A Preferred Units (10.0%, 133,204 units)		18,471	12,712
		Series B Preferred Units (24,441 units)		5,000	10,000

MTP Holding, LLC(6)	Communications-Other	Common LLC Interest (79,171 units)		3	28

NPS Holdings Group, LLC(2)(5)(18)	Business Services	Senior Debt A1 and A2 (6.0%, Due 6/13)(1)	6,636	5,222	5,222
		Senior Debt A3 (6.0%, Due 6/13)(1)(7)	7,703	6,177	408
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Stock (36,500 units)		—	—

Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,217	16,217
		Preferred LLC Interest (10.0%, 120,000 units)		13,996	14,335

PremierGarage Holdings, LLC(2)(6)	Home Furnishings	Senior Debt (8.0%, Due 12/10-9/11)(1)(7)	9,834	9,233	9,233
		Preferred LLC Units (8.0%, 400 units)		400	236
		Common LLC Units (79,935 units)		4,971	—

RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (7.0%, Due 12/10)(1)	8,500	8,480	8,480
		Subordinated Debt (15.0%, Due 12/11)(1)	10,062	10,029	10,029
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	630

Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	19,758	19,665	19,665
		Preferred Units (8.0%, 125,400 units)		14,978	14,296

Total Sleep Holdings, Inc.(2)(6)	Healthcare	Subordinated Debt (15.0%, Due 9/11-3/12)(7)	35,821	30,534	3,835
		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Common Stock (4,046,875 shares)		1,000	—

Total Control Investments (represents 39.0% of total investments at fair value)				701,020	404,747

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2009 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.3%, Due 10/11)(1)	$6,195	$6,082	$5,637
		Subordinated Debt (16.0%, Due 4/12)(1)	5,073	4,971	4,731
		Series A Preferred Stock (20.0%, 49 shares)		297	—
		Common Stock (423 shares)		525	—
		Warrants to purchase Common Stock (expire 10/16)		348	—

Cherry Hill Holdings, Inc.(6)	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	738

Stratford SchoolHoldings, Inc.(2)	Education	Senior Debt (6.9%, Due 7/11-9/11)(1)	3,440	3,397	3,357
		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,692	6,692
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		210	11,217
		Warrants to purchase Common Stock (expire 5/15)(1)		67	3,120

Sunshine Media Delaware, LLC(2)(6)	Publishing	Common Stock (145 shares)		581	—
		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase		—	—
		Class B LLC Interest (expire 5/14)

Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (8.0%, Due 12/12)(1)	13,849	13,772	13,358
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 4.9% of total investments at fair value)				39,913	50,350

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2009 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, Inc.(2)	Consumer Products	Senior Debt (10.2%, Due 6/12)(1)	$23,746	$23,646	$21,212
		Subordinated Debt (17.0%, Due 9/12)(1)(7)	14,986	12,437	5,011
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—

Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (7.8%, Due 12/12)(1)	6,580	6,555	6,555
		Subordinated Debt (10.3%, Due 12/12)(1)	2,463	2,413	2,337
		Warrants to purchase Common Stock (expire 11/15)		—	42

Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (11.8%, Due 3/10)(1)	2,740	2,727	2,727

B & H Education, Inc.	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,622	2,678

BLI Holdings, Inc.(2)	Drugs	Senior Debt (11.3%, Due 12/09)(1)	10,333	10,208	10,208

Coastal Sunbelt Holding, Inc.(2)(19)	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	22,186	21,949	21,568
		Subordinated Debt (16.0%, Due 8/15)(1)	8,423	8,342	8,342

Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,173	2,163	2,161

		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	447
		Warrants to purchase Class B Common Stock		—	—

Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.1%, Due 7/12-10/12)(1)(8)	9,584	9,485	8,004

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.8%, Due 12/13)(1)	20,000	19,793	17,590

CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (8.5%, Due 6/11)(1)(7)	6,448	6,223	4,715
		Subordinated Debt (13.0%, Due 12/12)(1)(7)	12,416	9,501	—
		Common Stock (500 shares)		500	—

Cyrus Networks, LLC	Business Services	Senior Debt (4.3%, Due 7/13)(1)	5,167	5,139	5,126

		Subordinated Debt (7.5%, Due 1/14)(1)	6,066	6,058	6,037

Dayton Parts Holdings, LLC	Auto Parts	Preferred LLC Interest (10.0%, 16,470 units)		631	631
		Class A Common LLC Interest (8.0%, 10,980 units)		400	—
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	6,806	6,744	6,744

Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (9.5%, Due 9/10)(1)	4,640	4,626	4,626

		Subordinated Debt (16.0%, Due 3/11)(1)	9,531	9,507	9,507
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (7.9%, Due 5/14)(1)	17,500	16,993	15,695
		Series A Preferred Shares (14.0%, 5,000,000 shares)		6,440	6,440
		Class C Shares (621,907 shares)		529	362

Golden Knight II CLO, Ltd.(6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	1,287

GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	8,011	7,942	7,758
		Subordinated Debt (14.0%, Due 8/13)(1)	7,928	7,893	7,893
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	2,074

Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,763	36

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		5,916	5,916
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		422	21,149

Lambeau Telecom Company, LLC(15)	Communications-CLEC	Senior Debt (12.0%, Due 2/13)(8)	1,428	1,415	1,062

Legacy Cabinets, Inc.(6)	Home Furnishings	Subordinated Debt (10.5%, Due 8/13)(1)(7)	2,328	2,184	—

LMS INTELLIBOUND, INC.(2)	Logistics	Senior Debt (8.6%, Due 3/14–6/14)(1)	27,795	27,416	27,025
		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,838	6,838

Marietta Intermediate Holding Corporation(6)	Cosmetics	Subordinated Debt (12.0%, Due 12/11)(1)(7)	2,474	2,028	—

Maverick Healthcare	Healthcare	Subordinated Debt (16.0%, Due 4/14)(1)	12,779	12,630	12,630

Equity, LLC		Preferred Units (10.0%, 1,250,000 units)		1,403	1,282
		Class A Common Units (1,250,000 units)		—	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2009 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	$32,088	$31,956	$31,956
		Class A LLC Interest (4,712,042 units)		3,000	9,269

Metropolitan Telecommunications Holding Company(2)	Communications- CLEC	Senior Debt (10.8%, Due 9/10-12/11)(1)	21,474	21,355	21,355

		Warrants to purchase Common Stock (expire 9/13)		1,843	10,080

Miles Media Group, LLC(2)	Publishing	Senior Debt (12.5%, Due 6/13)(1)	17,595	17,300	17,300

NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,421	19,242	18,468
		Subordinated Debt (15.0%, Due 9/14)(1)	22,102	22,038	22,038
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	476

New Century Companies, Inc.(6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—

Philadelphia Newspapers, LLC(6)(13)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,071	—

Powercom Corporation(6)(15)	Communications- CLEC	Warrants to purchase Class A Common Stock (expire 6/14)		286	—

Quantum Medical Holdings, LLC (2)	Laboratory	Senior Debt (6.3%, Due 5/11)(1)	15,500	15,471	15,471

	Instruments	Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,942	17,942
		Preferred LLC Interest (1,000,000 units)		617	1,186

Restaurant Technologies, Inc.	Food Services	Senior Debt (17.6%, Due 2/12)(1)	39,120	38,831	38,831
		Common Stock (47,512 shares)		352	35
		Warrants to purchase Common Stock (Expire 6/14)		—	—

Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (15.5%, Due 8/11)(1)(8)	26,356	25,971	25,121

Summit Business Media Intermediate Holding Company, LLC(6)	Information Services	Subordinated Debt (15.0%, Due 7/14)(1)(7)	6,402	5,996	1,196

Tegra Medical Holdings, LLC(12)	Industrial Products	Senior Debt (9.5%, Due 10/13)(1)	25,492	25,310	25,310
		Common Units (1,000,000 units)		1,000	1,043

Teleguam Holdings, LLC(2)	Communications- Other	Subordinated Debt (7.3%, Due 10/12)(1)	20,000	19,864	17,833

The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	7

The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (18.0%, Due 11/14)(1)	14,525	14,525	14,525

ValuePage, Inc.(6)	Communications- Other	Senior Debt (12.8%, Due 6/08)(7)	1,263	993	—

VOX Communications Group Holdings, LLC(2)(6)	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,424	10,463	6,505
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,103	1,414	—

VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—

WebMediaBrands Inc.(6)(14)	Information Services	Common Stock (148,373 shares)		2,114	107

Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (2.5%, Due 2/14)(1)	3,900	3,918	3,373

Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (9.0%, Due 7/11-12/11)(1)	13,855	13,809	13,301
		Subordinated Debt (16.0%, Due 7/12)(1)(8)	6,512	6,427	3,888
		Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 56.1% of total investments at fair value)				618,841	582,147

Total Investments				$1,359,774	$1,037,244

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2009 (unaudited)

(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	10.0%	11/10	$16,000	$—	$(545)
	Interest Rate Swap—Pay Fixed/Receive Floating	14.0%	11/10	8,000	—	(272)
	Interest Rate Swap—Pay Fixed/Receive Floating	13.0%	08/11	12,500	—	(270)
	Interest Rate Swap—Pay Fixed/Receive Floating	9.0%	08/11	8,681	—	(188)

Total Interest Rate Swaps				$45,181	$—	$(1,275)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14-12/14)(1)	$13,727	$13,619	$13,619
		Preferred Units (10.0%, 17,100 units)(1)		18,960	25,992
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.(6)	Communications-CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,666
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,659
		Class A Common Stock (4,698,987 shares)		—	—

Cleartel Communications, Inc.(2)(6)(17)	Communications-CLEC	Subordinated Debt (11.2%, Due 5/09-3/11)(7)	41,172	36,047	—
		Series B Preferred Stock (8.0%, 57,862 shares)		50,612	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($5,000)

Coastal Sunbelt, LLC(2)(19)	Food Services	Senior Debt (8.4%, Due 1/12-7/12)(1)	22,246	22,127	22,127
		Subordinated Debt (14.8%, Due 1/13)(1)	8,223	8,115	8,115
		Preferred LLC Interest (12.0%, 123,250 units)		14,597	14,648
		Warrants to purchase Class B Common Stock		—	—

Crystal Media Network, LLC(6)(5)	Broadcasting	LLC Interest		2,447	2,556

GMC Television Broadcasting, LLC(2)(6)(20)	Broadcasting	Senior Debt (9.2%, Due 4/12-6/12)(1)(7)	23,712	22,520	22,520
		Subordinated Debt (14.0%, Due 6/13)(1)(7)	8,000	7,076	5,465
		Class B Voting Units (8.0%, 86,700 units)		9,071	—

Intran Media, LLC	Other Media	Senior Debt (10.7%, Due 12/11)(1)	9,000	8,888	8,888
		Series A Preferred Units (10.0%, 86,000 units)		9,095	1,956
		Series B Preferred Units (10.0%, 30,000 units)		3,000	1,096

Jet Plastica Investors, LLC(2)	Plastic Products	Subordinated Debt A (14.8%, Due 3/13)(1)	16,377	16,124	16,124
		Subordinated Debt B (15.0%, Due 3/13)(1)	17,050	17,050	13,823
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—

JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	26,911	25,577	25,577
		Preferred Units (10.0%, 133,204 units)		18,470	16,562

LMS Intellibound Investors, LLC(2)	Logistics	Senior Debt (7.5%, Due 8/12)(1)	11,328	11,223	11,223
		Subordinated Debt (15.0%, Due 11/12)(1)	17,000	16,882	16,882
		Preferred Units (12.0%, 19,650 units)		23,780	38,845
		Warrants to purchase Class B Common Stock		—	—

MTP Holding, LLC(6)	Communications-Other	Common LLC Interest (79,171 units)		3	28

National Product Services, Inc.(2)(5)(18)	Business Services	Senior Debt A1 and A2 (10.1%, Due 6/09)	6,456	5,504	5,504
		Senior Debt A3 (7.5%, Due 6/09)	7,430	4,717	3,988
		Subordinated Debt (16.0%, Due 6/09)(7)	16,010	12,305	—
		Common Stock (995,428 shares)		—	—

Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,192	16,192
		Preferred LLC Interest (10.0%, 120,000 units)		13,324	11,597
		Letter of Credit ($97)

PremierGarage Holdings, LLC(2)(5)	Home Furnishings	Senior Debt (9.7%, Due 6/10-12/10)(1)	8,782	8,702	7,832
		Preferred LLC Units (8.0%, 445 units)		4,971	—
		Common LLC Units (356 units)		—	—

RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (8.1%, Due 12/10)(1)	8,500	8,469	8,469
		Subordinated Debt (15.0%, Due 12/11)(1)	9,837	9,793	9,793
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	3,479

Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (14.0%, Due 3/13)(1)	18,033	17,920	17,920
		Preferred Units (8.0%, 125,400 units)		14,978	18,611

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
TNR Holdings Corp.(2)(6)(16)	Entertainment	Senior Debt (12.0%, Due 7/13)(7)	$2,104	$1,708	$1,708
		Series A Preferred Stock (8.0%, 43,264 shares)		28,770	25,682
		Legacy Series A Preferred Stock (12.5%, 585,939 shares)		15,000	—
		Legacy Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 7/18)		—	—
		Warrants to purchase Legacy Common Stock (expire 9/17)		—	—

Total Sleep Holdings, Inc.(2)	Healthcare	Subordinated Debt (15.0%, Due 9/11-3/12)	32,429	29,579	26,540
		Unsecured Note (0.0%, Due 6/11)	375	327	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Common Stock (4,046,875 shares)		1,000	—

WMAC II, Inc.(6)(11)	Publishing	Guaranty ($833)

Total Control Investments (represents 46.7% of total investments at fair value)				819,076	562,686

Affiliate Investments(3):

Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.9%, Due 10/11)(1)	6,195	6,023	5,629
		Subordinated Debt (16.0%, Due 4/12)(1)	4,922	4,791	4,426
		Series A Preferred Stock (20.0%, 49 shares)		298	—
		Common Stock (423 shares)		525	—
		Warrants to purchase Common Stock (expire 10/16)		348	—

Cherry Hill Holdings, Inc.(2)(6)	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	878

Stratford School Holdings, Inc.(2)	Education	Senior Debt (6.8%, Due 7/11-9/11)(1)	3,700	3,634	3,634
		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,683	6,683
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		120	12,842
		Warrants to purchase Common Stock (expire 5/15)(1)		67	3,903

Sunshine Media Delaware, LLC(2)(6)	Publishing	Common Stock (145 shares)		581	—
		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—

Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (8.0%, Due 12/12)(1)	16,817	16,705	16,204
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

XFone, Inc.(6)	Communications-Other	Common Stock (837,556 shares)		2,395	419
		Warrants to purchase Common Stock (expire 3/11)		—	8

Total Affiliate Investments (represents 4.7% of total investments at fair value)				45,141	56,126

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Metropolitan Telecommunications Holding Company(2)	Communications-CLEC	Senior Debt (10.8%, Due 6/10-9/10)(1)	$23,769	$23,530	$23,530
		Warrants to purchase Common Stock (expire 9/13)		1,843	9,655

Miles Media Group, LLC(2)	Publishing	Senior Debt (12.5%, Due 6/13)(1)	18,274	17,913	17,395

NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,921	19,697	19,189
		Subordinated Debt (15.0%, Due 9/14)(1)	21,284	21,211	21,211
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	900

New Century Companies, Inc.(6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—

New England Precision Grinding Holdings, LLC(12)	Industrial Products	Senior Debt (11.1%, Due 10/13)(1)	25,685	25,464	25,033

		Common Units (1,000,000 units)		1,000	1,213

PartMiner, Inc.(2)	Information Services	Senior Debt (8.7%, Due 6/09)(1)	854	846	846

Philadelphia Newspapers, LLC(6)(13)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,070	—

Powercom Corporation(15)	Communications-CLEC	Senior Debt (11.5%, Due 6/11)	1,357	1,357	1,279
		Warrants to purchase Class A Common Stock (expire 6/14)		286	—

Quantum Medical Holdings, LLC(2)	Laboratory Instruments	Senior Debt (7.5%, Due 5/11)(1)	15,500	15,438	15,438
		Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,911	17,911
		Preferred LLC Interest (1,000,000 units)		557	1,704

Restaurant Technologies, Inc.	Food Services	Senior Debt (16.6%, Due 2/12)(1)	37,197	36,929	36,929
		Series B Preferred Stock (499 shares)		15	19
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	97

Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (11.5%, Due 8/12)(1)	25,800	25,664	24,793

Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (7.5%, Due 7/14)(1)	6,000	5,995	4,261

Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (9.2%, Due 10/12)(1)	20,000	19,831	16,920

The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	9

The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (15.5%, Due 11/14)(1)	14,238	14,238	14,238

ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08)(7)	1,230	998	28

VOX Communications Group Holdings, LLC(2)	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)	11,312	10,725	10,674
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	1,856	1,415	393

VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—

Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (3.7%, Due 2/14)(1)	3,930	3,951	2,576

Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (8.9%, Due 7/11-12/11)(1)	15,168	15,091	14,550
		Subordinated Debt (16.0%, Due 7/12)(1)	6,390	6,355	6,238
		Series A Preferred Stock (161,870 shares)		501	170

Total Non-Affiliate Investments (represents 48.6% of total investments at fair value)				605,906	584,336

Total Investments				$1,470,123	$1,203,148

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
(8)

During the quarter ended September 30, 2009, we did not recognize paid-in-kind interest or accretion income because the fair value of our investment was below its cost basis. However, we continue to accrue interest that is receivable in cash from the portfolio company.

(9)

Interest rates represent the weighted-average annual stated interest rate on loans and debt securities, presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates. Rates on preferred stock and preferred LLC interests, where applicable, represent the contractual rate.

(10)	On April 29, 2008, Home Interiors & Gifts, Inc. filed for Chapter 11 bankruptcy protection.
(11)	On October 2, 2008, Working Mother Media, Inc. changed its name to WMAC II, Inc.
(12)	On January 14, 2009, New England Precision Grinding Holdings, LLC changed its name to Tegra Medical Holdings, LLC.
(13)	On February 22, 2009, Philadelphia Newspapers, LLC filed for Chapter 11 bankruptcy protection.
(14)	On February 24, 2009, Jupitermedia Corporation changed its name to WebMediaBrands Inc.
(15)

On February 28, 2009, this obligation and all of the assets of Powercom Corporation (other than its accounts receivable), were transferred to Lambeau Telecom Company, LLC, an affiliate of BCN Telecom, Inc., or BCN, in satisfaction of certain subordinated liabilities of Powercom Corporation owed to BCN.

(16)

On July 28, 2008, we converted our debt securities in TNR Entertainment Corp. into preferred stock of TNR Holdings Corp. and invested $2.0 million in debt in TNR Holdings Corp. The amounts reported herein for December 31, 2008 as Legacy Series A Preferred Stock, Legacy Common Stock and Warrants to purchase Legacy Common Stock, relate to our equity investment in TNR Entertainment Corp. On April 20, 2009, TNR Holdings Corp. repaid in full its debt together with all accrued interest and we concurrently sold our equity in TNR Holdings Corp. for an aggregate between the two transactions of $11.6 million in cash. On August 17, 2009, we dissolved TNR Entertainment Corp.

(17)

On August 25, 2009, Birch Communications, Inc. acquired substantially all of the operating assets of Cleartel Communications, Inc., or Cleartel, an MCG control investment. The cash portion of the purchase price was used primarily to pay off third-party senior debt under Cleartel’s senior credit facility with Textron Financial Corporation and its equipment leasing facility with Relational, LLC. On the closing date of the sale, Cleartel entered into a Transition Services Agreement, or TSA with Birch to provide certain services necessary to effect an orderly transition of the business from Cleartel to Birch. Once the TSA is terminated and Cleartel is dissolved, we expect to recognize a realized loss with an offsetting reduction in our unrealized losses, which is expected to occur in the fourth quarter of 2009.

(18)	On July 22, 2009, we recapitalized our investment in National Product Services, Inc. through a series of related debt and equity transactions. MCG’s new investment is in NPS Holdings Group, LLC.
(19)

On August 13, 2009, we sold our equity investment in Coastal Sunbelt Holdings, Inc., or Coastal, a subsidiary of Coastal Sunbelt, LLC for $15.2 million to Coastal’s management team and MSouth Equity Partners, LP, which resulted in the reclassification of our investment in Coastal from a control investment to a non-affiliate investment beginning in the quarter ended September 30, 2009.

(20)

On October 26, 2009, we completed an asset exchange transaction between HITV Operating Co., Inc., a subsidiary of GMC Television Broadcasting, LLC, and KHNL/KFVE, LLC, a wholly owned subsidiary of Raycom Media Inc. See Note 12—Subsequent Events for additional information about the exchange agreement.

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

BASIS OF PRESENTATION AND USE OF ESTIMATES

These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date of September 30, 2009 through the date these financial statements were issued on November 4, 2009.

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

CERTAIN RISKS AND UNCERTAINTIES

Economic conditions during 2008 and 2009, which include market dislocations, resulted in a significant decline in the availability of debt and equity capital. Generally, the limited amount of available debt financing in the overall capital markets has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available in the past. In addition, during 2008 and the nine months ended September 30, 2009, the price of our common stock was well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our strategies shifted during 2008 from originating debt and equity investments, to deleveraging our balance sheet, preserving liquidity necessary to meet our operational needs and servicing our borrowing obligations. Key initiatives that we undertook beginning in 2008 to provide necessary liquidity include: monetizations; the suspension of dividends; the repurchase of debt at significant discounts; the renegotiation of our debt agreements, which was completed in February 2009, and the implementation of a corporate restructuring. During a subsequent strategic review conducted during the third quarter of 2009, we concluded that the implementation of these initiatives had resulted in sufficient improvement in our financial and liquidity metrics to allow us to once again begin to consider future investment opportunities. Although there can be no assurance, we believe we have sufficient liquidity to meet our remaining 2009 operating requirements, as well as liquidity for new origination opportunities.

RECENT ACCOUNTING PRONOUNCEMENTS

CODIFICATION OF ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. SFAS 168 introduced a new Accounting Standard Codification, or ASC, which organized current and future accounting standards into a single codified system. SFAS 168, which is now referred to as ASC Topic 105—Generally Accepted Accounting Principles, or ASC 105, under the new codification, superseded, but did not significantly change, all previously existing accounting standards. ASC 105 was effective for interim periods ending after September 15, 2009. We adopted ASC 105 beginning with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

As part of our adoption of this standard, our discussions about specific accounting standards must now reference the standards as set forth in the new codification. To assist readers of our financial statements, we have included the new ASC reference, as well as the reference to the standard as it was originally issued.

STANDARD ON SUBSEQUENT EVENTS

In May 2009, FASB issued SFAS 165—Subsequent Events, which was subsequently included in ASC Topic 855—Subsequent Events, or ASC 855. ASC 855 provides guidance on management’s assessment of subsequent events and requires additional disclosure about the timing of management’s assessment of subsequent events. ASC 855 did not significantly change the accounting requirements for the reporting of subsequent events. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009 and we adopted this standard as of June 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

FAIR VALUE MEASUREMENTS

FASB set forth most of the accounting guidance associated with the measurement and disclosure of fair value in ASC Topic 820—Fair Value Measurements and Disclosures. Prior to its adoption of the new codification, FASB issued a number of standards that either affected the measurement and disclosure of fair value or provided additional guidance or clarification. All such amendments have been incorporated into ASC 820, including the following:

•

In February 2008, FASB issued FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, which deferred the date for which ASC 820 was required to be adopted for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. Our adoption of this standard as of January 1, 2009 did not have a material effect on our financial position or results of operations.

•

In October 2008, FASB issued FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which provided an illustrative example of how to determine the fair value of a financial asset in an inactive market. This standard did not change the fair value measurement principles previously set forth by FASB. We adopted this modification in January 2009. Our practice for determining the fair value of our investment portfolio has been, and continues to be, consistent with the guidance provided in the example included in the October 2008 guidance. Therefore, our adoption of this standard did not affect our practices for determining the fair value of our investment portfolio and did not have a material effect on our financial position or results of operations.

•

In April 2009, FASB issued FASB Staff Position No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, which established standards for determining whether normal market activity exists for Level 2 assets and liabilities. In addition, the standard expands disclosure requirements for fair value reporting and requires a categorization of investments consistent with that required for ASC 320—Investments—Debt and Equity Securities. We adopted this standard for the period ended June 30, 2009. Since our Level 2 investments comprise less than 0.5% of our investment portfolio, our adoption of this standard, did not have a material effect on our financial position or results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, which was subsequently incorporated into ASC Topic 825—Financial Instruments. The April 2009 guidance requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. We adopted this standard as of June 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

In August 2009, FASB issued Accounting Standard Update No. 2009-05—Measuring Liabilities at Fair Value, or ASU 2009-05. The August 2009 update provides clarification to ASC 820 for the valuation techniques required to measure the fair value of liabilities. ASU 2009-05 also provides clarification around required inputs to the fair value measurement of a liability and definition of a Level 1 liability. ASU 2009-05 is effective for interim and annual periods beginning after August 28, 2009. We will adopt this standard beginning with our financial statements ending December 31, 2009. We do not anticipate that our adoption of this standard will have a material effect on our financial position and results of operations.

TWO-CLASS METHOD OF PRESENTING EARNINGS PER SHARE

In June 2008, FASB issued FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, which was subsequently incorporated into ASC Topic 260—Earnings Per Share. The June 2008 guidance requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In effect, this standard requires companies to report basic and diluted earnings per share in two broad categories. First, companies must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable dividend rights. Second, companies must report separately basic and diluted earnings per share for their remaining common stock. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted this standard beginning with our financial statements ended March 31, 2009. As required, we applied this standard retroactively to all reported periods. Our adoption of this standard did not have a material impact on our financial position or results of operations. See Note 9—Earnings (Loss) Per Share for additional information about our adoption of this standard.

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, FASB issued SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which was subsequently incorporated into ASC Topic 815—Derivatives and Hedging, or ASC 815. The March 2008 guidance requires qualitative disclosures about: objectives and strategies for using derivatives; quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. This standard was effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted this standard as of January 1, 2009. We have reflected the disclosure requirements for ASC 815 in Note 2—Investment Portfolio.

ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS

In June 2009, FASB issued SFAS 166—Accounting for Transfers of Financial Assets. This statement amends SFAS 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was subsequently incorporated into ASC Topic 860—Transfers and Servicing, or ASC 860. The June 2009 guidance removed the concept of a qualifying special-purpose entity from ASC 860. The June 2009 guidance also established specific conditions for reporting the transfer of a portion of a financial asset as a sale. This June 2009 guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and early application is prohibited. We will adopt this standard as of January 1, 2010. We do not anticipate that our adoption of this standard will have a material effect on our financial position and results of operations.

INCOME TAXES

In September 2009, FASB issued ASU 2009-06—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, or ASU 2009-06. The September 2009 update did not change existing GAAP but provides implementation guidance to ASC 740—Income Taxes, or ASC 740. In addition, ASU 2009-06 eliminates certain disclosures required by ASC 740 for nonpublic companies, but does not alter the disclosure requirements for public companies. ASU 2009-06 is effective for interim and annual periods ending after September 15, 2009. We adopted this standard as of September 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

NOTE 2—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments
Senior secured debt	$441,687	32.5%	$445,392	30.3%
Subordinated debt
Secured	401,237	29.5	439,440	29.9
Unsecured	38,295	2.8	34,500	2.3

Total debt investments	881,219	64.8	919,332	62.5

Equity investments
Preferred equity	393,617	28.9	463,333	31.5
Common/common equivalents equity	84,938	6.3	87,458	6.0

Total equity investments	478,555	35.2	550,791	37.5

Total investments	$1,359,774	100.0%	$1,470,123	100.0%

The following table summarizes the composition of our investment portfolio at fair value:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$416,302	40.1%	$428,817	35.7%
Subordinated debt
Secured	292,144	28.2	351,425	29.2
Unsecured	30,476	2.9	28,081	2.3

Total debt investments	738,922	71.2	808,323	67.2

Equity investments
Preferred equity	252,604	24.4	339,576	28.2
Common/common equivalents equity	45,718	4.4	55,249	4.6

Total equity investments	298,322	28.8	394,825	32.8

Total investments	$1,037,244	100.0%	$1,203,148	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 18.0%, a portion of which may be deferred. As of September 30, 2009, approximately 58.8% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 41.2% of the fair value of our loan portfolio was at fixed rates. As of September 30, 2009, approximately 41.1% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the cost of loans more than 90 days past due and loans on non-accrual status:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$41,201	4.68%	$10,060	1.10%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$41,201	4.68%	$10,060	1.10%

Loans on non-accrual status
0 to 90 days past due	$131,850	14.96%	$109,424	11.90%
Greater than 90 days past due	41,201	4.68	10,060	1.10

Total loans on non-accrual status	$173,051	19.64%	$119,484	13.00%

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:
	September 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$10,377	1.40%	$695	0.09%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$10,377	1.40%	$695	0.09%

Loans on non-accrual status
0 to 90 days past due	$41,273	5.59%	$38,619	4.77%
Greater than 90 days past due	10,377	1.40	695	0.09

Total loans on non-accrual status	$51,650	6.99%	$39,314	4.86%

The following table summarizes our investment portfolio by industry at cost:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$334,514	24.6%	$335,279	22.8%
Communications—other	20,860	1.5	23,227	1.6
Cable	125,494	9.2	115,824	7.9
Healthcare	134,239	9.9	133,706	9.1
Food services	69,474	5.1	82,119	5.6
Plastic products	96,346	7.1	84,484	5.7
Broadcasting	76,223	5.6	78,918	5.4
Business services	69,335	5.1	93,668	6.4
Electronics	42,331	3.1	41,959	2.9
Publishing	38,738	2.9	39,416	2.7
Laboratory instruments	34,030	2.5	33,906	2.3
Logistics	34,254	2.5	51,885	3.5
Sporting goods	34,643	2.5	32,898	2.2
Technology	7,436	0.5	8,995	0.6
Education	11,988	0.9	11,994	0.8
Consumer products	39,470	2.9	36,341	2.5
Industrial products	26,310	1.9	26,464	1.8
Home furnishings	48,998	3.6	48,631	3.3
Insurance	23,962	1.8	23,251	1.6
Leisure activities	14,133	1.0	13,816	0.9
Other media	21,012	1.5	20,983	1.4
Drugs	10,208	0.8	11,234	0.8
Auto parts	10,516	0.8	31,073	2.1
Information services	14,854	1.1	17,410	1.2
Entertainment	907	0.1	49,385	3.4
Other(a)	19,499	1.5	23,257	1.5

Total	$1,359,774	100.0%	$1,470,123	100.0%

(a)	No individual industry within this category exceeds 1%.

The following table summarizes our investment portfolio by industry at fair value:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC	$171,331	16.5%	$173,789	14.4%
Communications—other	17,861	1.7	17,403	1.5
Cable	127,516	12.3	119,134	9.9
Healthcare	98,563	9.5	123,589	10.3
Food services	68,776	6.6	81,935	6.8
Plastic products	58,659	5.7	45,317	3.8
Broadcasting	52,337	5.0	66,401	5.5
Business services	48,840	4.7	77,213	6.4
Electronics	41,700	4.0	42,018	3.5
Publishing	34,890	3.4	34,743	2.9
Laboratory instruments	34,599	3.3	35,054	2.9
Logistics	33,863	3.3	66,950	5.6
Sporting goods	33,961	3.3	36,531	3.0
Technology	28,163	2.7	35,980	3.0
Education	27,064	2.6	29,062	2.4
Consumer products	26,223	2.5	22,855	1.9
Industrial products	26,353	2.5	26,246	2.2
Home furnishings	24,588	2.4	27,899	2.3
Insurance	22,497	2.2	21,258	1.8
Leisure activities	14,133	1.4	13,816	1.2
Other media	10,424	1.0	11,940	1.0
Drugs	10,208	1.0	11,234	0.9
Auto parts	8,635	0.8	31,011	2.6
Information services	8,047	0.8	13,618	1.1
Entertainment	738	0.1	28,268	2.4
Other(a)	7,275	0.7	9,884	0.7

Total	$1,037,244	100.0%	$1,203,148	100.0%

(a)	No individual industry within this category exceeds 1%.

We manage our interest rate exposure and financing facility requirements on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities, and from time to time, may enter into interest rate swaps. As of September 30, 2009, we included the $1.3 million fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets. During the nine months ended September 30, 2009, we reported changes in the fair value of these interest rate swaps in net unrealized appreciation (depreciation) on investments on our Consolidated Statement of Operations. We did not designate any of our interest rate swaps as hedges for accounting purposes. Each quarter, we settle these interest rates swaps for cash.

As of September 30, 2008, the notional amount of our interest rate swaps was $24.0 million and the fair value of these interest rate swaps included in our liabilities was $0.1 million. The following table summarizes our existing interest rate swaps with SunTrust Bank, as the counterparty, for which we pay fixed interest rates and receive floating interest rates as of September 30, 2009:

(dollars in thousands)			As of September 30, 2009			Unrealized Appreciation (Depreciation)
Date		Interest			Fair	Three months ended	Nine months ended
Entered	Expiring	Rate	Notional	Cost	Value	September 30, 2009	September 30, 2009
07/08	11/10	10.0%	$16,000	$—	$(545)	$26	$104
07/08	11/10	14.0%	8,000	—	(272)	13	52
03/09	08/11	13.0%	12,500	—	(270)	(84)	(270)
03/09	08/11	9.0%	8,681	—	(188)	(59)	(188)

Total			$45,181	$—	$(1,275)	$(104)	$(302)

NOTE 3—FAIR VALUE MEASUREMENT

As of January 1, 2008, we adopted SFAS 157—Fair Value Measurements, which was subsequently included in ASC Topic 820—Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

FAIR VALUE HIERARCHY

ASC 820 establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

ASC 820 Fair Value Hierarchy	Inputs to Fair Value Methodology
Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Quoted prices for similar assets or liabilities; quoted markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the financial instrument; inputs, other than quoted prices, that are observable for the asset or liability; or inputs that are derived principally from, or corroborated by, observable market information

Level 3	Pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption is unobservable or when the estimation of fair value requires significant management judgment

We categorize a financial instrument in the fair value hierarchy based on the lowest level of input that is significant to its fair value measurement.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheet by ASC 820 hierarchy:

	As of September 30, 2009
(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Consolidated Balance Sheet
ASSETS
Non-affiliate investments
Senior secured debt	$—	$3,373	$309,028	$312,401
Subordinated secured debt	—	—	201,258	201,258
Unsecured subordinated debt	—	—	2,161	2,161
Preferred equity	—	1,287	22,470	23,757
Common/common equivalents	107	—	42,463	42,570

Total non-affiliate investments	107	4,660	577,380	582,147

Affiliate investments
Senior secured debt	—	—	22,352	22,352
Subordinated secured debt	—	—	11,423	11,423
Preferred equity	—	—	13,455	13,455
Common/common equivalents	—	—	3,120	3,120

Total affiliate investments	—	—	50,350	50,350

Control investments
Senior secured debt	—	—	81,549	81,549
Subordinated secured debt	—	—	79,463	79,463
Unsecured subordinated debt	—	—	28,315	28,315
Preferred equity	—	—	215,392	215,392
Common/common equivalents	—	—	28	28

Total control investments	—	—	404,747	404,747

Total assets at fair value	$107	$4,660	$1,032,477	$1,037,244

	As of September 30, 2009
(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Consolidated Balance Sheet
LIABILITIES
Interest rate swaps(a)	—	(1,275)	—	(1,275)

Total liabilities at fair value	$—	$(1,275)	$—	$(1,275)

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

•

Majority-Owned Control Investments—Majority-owned control investments comprise 38.5% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned investments comprise 0.5% of our investment portfolio. For our non-majority owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 61.0% of our investment portfolio. Quoted prices are not available for 99.2% of our non-control investments, which represent 60.5% of our investment portfolio. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of September 30, 2009, these securities represented 0.5% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses consider key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been validated through a sale of some or all of our investment in the portfolio company. Valuation firms performed independent valuations or reviewed valuations of 45 portfolio companies over the last four quarters, representing $979.4 million, or 94.4%, of the fair value of our total portfolio investments and $295.5 million, or 99.1%, of the fair value of our equity portfolio investments. In addition, the fair value of $50.6 million of our debt investments, representing 6.9% of the fair value of our debt portfolio and 4.9% of the fair value of our total portfolio, was validated with sales transactions involving the portfolio company. In total, either we obtained an independent valuation or review or we considered recent sales transactions for 99.3% of the fair value of our investment portfolio.

	As of September 30, 2009
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Quarter independent valuation/review prepared(a)
Third quarter 2009	$129,385	$149,915	$279,300	17.5%	50.3%	26.9%
Second quarter 2009	145,662	12,529	158,191	19.7	4.2	15.3
First quarter 2009	269,275	103,855	373,130	36.4	34.8	35.9
Fourth quarter 2008	139,508	29,225	168,733	18.9	9.8	16.3

Total independent valuation/review	683,830	295,524	979,354	92.5	99.1	94.4

Quarter fair value validated with sales transaction
Third quarter 2009	50,621	—	50,621	6.9	—	4.9

Total validated with sales transaction	50,621	—	50,621	6.9	—	4.9

Not evaluated during the 12 months ended September 30, 2009	4,471	2,798	7,269	0.6	0.9	0.7

Total investment portfolio	$738,922	$298,322	$1,037,244	100.0%	100.0%	100.0%

(a)

Independent valuations/reviews prepared more than one time during the twelve months ended September 30, 2009 have that investment’s fair value reflected in the most recent quarter for which an independent valuation/review was prepared.

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

CHANGES IN LEVEL 3 FAIR VALUE MEASUREMENTS

We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the third quarter, there was no transfer activity in or out of Level 3 securities.

The following table provides a reconciliation of fair value changes during the three-month period from June 30, 2009 through September 30, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value June 30, 2009
Senior secured debt	$294,718	$23,519	$107,152	$425,389
Subordinated secured debt	188,989	11,363	83,119	283,471
Unsecured subordinated debt	2,145	—	25,816	27,961
Preferred equity	23,769	14,468	232,519	270,756
Common/common equivalents equity	44,415	3,519	2,584	50,518

Total fair value June 30, 2009	554,036	52,869	451,190	1,058,095

Realized/unrealized (loss) gain
Senior secured debt	(240)	46	(2,664)	(2,858)
Subordinated secured debt	3,844	(4)	3,010	6,850
Unsecured subordinated debt	(2)	—	(1,000)	(1,002)
Preferred equity	(1,703)	(1,044)	(2,740)	(5,487)
Common/common equivalents equity	(1,950)	(399)	(1)	(2,350)

Total realized/unrealized loss	(51)	(1,401)	(3,395)	(4,847)

Purchases, issuances and (settlements), net
Senior secured debt	(6,878)	(1,213)	(1,511)	(9,602)
Subordinated secured debt	172	64	1,587	1,823
Unsecured subordinated debt	18	—	3,499	3,517
Preferred equity	404	31	(14,387)	(13,952)
Common/common equivalents equity	(2)	—	(2,555)	(2,557)

Total purchases, issuances and (settlements), net	(6,286)	(1,118)	(13,367)	(20,771)

Transfers into Level 3
Senior secured debt	21,428	—	(21,428)	—
Subordinated secured debt	8,253	—	(8,253)	—

Total transfers into Level 3	29,681	—	(29,681)	—

Fair value as of September 30, 2009
Senior secured debt	309,028	22,352	81,549	412,929
Subordinated secured debt	201,258	11,423	79,463	292,144
Unsecured subordinated debt	2,161	—	28,315	30,476
Preferred equity	22,470	13,455	215,392	251,317
Common/common equivalents equity	42,463	3,120	28	45,611

Total fair value as of September 30, 2009	$577,380	$50,350	$404,747	$1,032,477

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments for the three months ended September 30, 2009.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(240)	$46	$(2,664)	$(2,858)
Subordinated secured debt	6,593	(4)	4,584	11,173
Unsecured subordinated debt	(2)	—	(1,000)	(1,002)
Preferred equity	(1,703)	(1,044)	(2,461)	(5,208)
Common/common equivalents equity	(1,950)	(399)	(110)	(2,459)

Total change in unrealized (depreciation) appreciation on Level 3 investments	$2,698	$(1,401)	$(1,651)	$(354)

The following table provides a reconciliation of fair value changes during the nine-month period from December 31, 2008 to September 30, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2008
Senior secured debt	$289,982	$25,467	$108,451	$423,900
Subordinated secured debt	210,902	11,109	128,281	350,292
Unsecured subordinated debt	2,504	—	25,577	28,081
Preferred equity	26,128	15,220	297,793	339,141
Common/common equivalents equity	48,279	3,903	2,584	54,766

Total fair value December 31, 2008	577,795	55,699	562,686	1,196,180

Realized/unrealized (loss) gain
Senior secured debt	(6,096)	(32)	(4,504)	(10,632)
Subordinated secured debt	(5,151)	153	(30,813)	(35,811)
Unsecured subordinated debt	(394)	—	(1,005)	(1,399)
Preferred equity	(2,898)	(1,855)	(20,913)	(25,666)
Common/common equivalents equity	(6,030)	(783)	(4,972)	(11,785)

Total realized/unrealized loss	(20,569)	(2,517)	(62,207)	(85,293)

Purchases, issuances and (settlements), net
Senior secured debt	(7,513)	(3,083)	10,253	(343)
Subordinated secured debt	(29,913)	161	7,130	(22,622)
Unsecured subordinated debt	51	—	3,743	3,794
Preferred equity	(760)	90	(61,488)	(62,158)
Common/common equivalents equity	214	—	2,416	2,630

Total purchases, issuances and (settlements), net	(37,921)	(2,832)	(37,946)	(78,699)

Transfers into (out of) Level 3
Senior secured debt	32,655	—	(32,651)	4
Subordinated secured debt	25,420	—	(25,135)	285

Total transfers into (out of) Level 3	58,075	—	(57,786)	289

Fair value as of September 30, 2009
Senior secured debt	309,028	22,352	81,549	412,929
Subordinated secured debt	201,258	11,423	79,463	292,144
Unsecured subordinated debt	2,161	—	28,315	30,476
Preferred equity	22,470	13,455	215,392	251,317
Common/common equivalents equity	42,463	3,120	28	45,611

Total fair value as of September 30, 2009	$577,380	$50,350	$404,747	$1,032,477

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments for the nine months ended September 30, 2009.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(6,096)	$(32)	$(4,787)	$(10,915)
Subordinated secured debt	(2,402)	153	(29,248)	(31,497)
Unsecured subordinated debt	(394)	—	(1,005)	(1,399)
Preferred equity	(2,898)	(1,855)	(2,763)	(7,516)
Common/common equivalents equity	(6,030)	(783)	(2,081)	(8,894)

Total change in unrealized depreciation on Level 3 investments	$(17,820)	$(2,517)	$(39,884)	$(60,221)

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK

As of September 30, 2009, approximately 18.2% of the fair value of our investment portfolio was composed of investments in the communications industry. The 18.2% included 16.5% invested in CLECs and 1.7% invested in other communications companies, including an international telecommunications service provider, a paging service and a telecommunications tower company. As of December 31, 2008, approximately 15.9% of the fair value of our investment portfolio was composed of investments in the communications industry, including 14.4% invested in CLECs and 1.5% invested in other communications companies. For the nine months ended September 30, 2009 and 2008, our portfolio companies in the communications industry contributed $3.4 million, or 4.4%, and $13.9 million, or 13.2%, respectively, of our total revenues.

Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment. As of September 30, 2009 and December 31, 2008, the fair value of our investment in Broadview represented $138.8 million and $139.3 million, or 13.4% and 11.6%, respectively, of the fair value of our investment portfolio. We did not accrete any dividends with respect to our investment in Broadview during the nine months ended September 30, 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for this investment and any additional accretion of dividends would not be supportable or appropriate under our valuation polices. However, during the nine months ended September 30, 2008, our investment in Broadview contributed $8.0 million, or 7.6%, of our total revenues. Currently, we do not expect to accrete any further dividends on our Broadview investment.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the nine months ended
	September 30, 2009		December 31, 2008		September 30, 2009		September 30, 2008
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Communications	$189,192	18.2%	$191,192	15.9%	$3,378	4.4%	$13,936	13.2%
Cable	127,516	12.3	119,134	9.9	8,296	10.9	7,912	7.5
Healthcare	98,563	9.5	123,589	10.3	8,909	11.7	11,354	10.8
Food services	68,776	6.6	81,935	6.8	8,884	11.7	8,079	7.7

NOTE 5—BORROWINGS

The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, LP, a wholly owned subsidiary, as an SBIC, under the SBIC Act:

		September 30, 2009		December 31, 2008
(dollars in thousands)	Maturity Date	Potential Maximum Borrowing	Amount Outstanding	Potential Maximum Borrowing	Amount Outstanding
Unsecured Notes
Series 2005-A	October 2010(a)	$37,641	$37,641	$50,000	$50,000
Series 2007-A	October 2012	18,820	18,820	25,000	25,000

Commercial Loan Funding Trust Facility
Class A Variable Funding Certificate	August 2011(b)	175,648	164,566	218,750	162,219
Class B Variable Funding Certificate	August 2011(b)	—	—	31,250	24,950

Term Securitizations
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(c)	April 2018	45,000	40,000	45,000	40,000
Series 2006-1 Class D Notes(d)	April 2018	47,500	29,880	47,500	37,380

Unsecured Revolving Line of Credit(e)	May 2009	—	—	70,000	44,500

SBIC (Maximum borrowing potential)(f)	(g)	130,000	27,600	130,000	2,600

Total borrowings		$754,609	$568,507	$917,500	$636,649

(a)

On October 28, 2009, the Series 2005-A and Series 2007-A Unsecured Notes were amended, which, in part, extended the maturity date of the Series 2005-A Unsecured Notes to October 2011. See Note 12—Subsequent Events for additional information about these amendments.

(b)

Renewable each February at the lender’s discretion. The lender provided this renewal in February 2009. At that time, the final legal maturity became August 2011. In conjunction with additional collateral transferred to this facility in February 2009, the Class B advances were retired.

(c)

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

(e)	On May 4, 2009, we repaid the balance of this facility.
(f)

As of September 30, 2009, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of September 30, 2009. Based on our funded capital, Solutions Capital I, LP may, subject to the SBA’s approval, borrow up to an additional $28.3 million to originate investments. To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $46.4 million. In February 2009, the American Recovery and Reinvestment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to SBIC companies up to $150.0 million.

(g)

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

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional senior debt. As of September 30, 2009, our ratio of total assets to total borrowings and other senior securities was

212%. Because borrowings by our SBIC facility are exempt from the minimum BDC asset coverage requirement, we have $28.3 million of unused, previously funded borrowing capacity remaining in our SBIC subject to the SBA’s approval.

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

The following table summarizes the reductions in the borrowing capacity from monetization proceeds during the nine months ended September 30, 2009:

(in thousands)	Quarter Ended	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment
Unsecured Note Series
2005-A	March 31, 2009	$5,314	$44,686
	June 30, 2009	3,128	41,558
	September 30, 2009	3,917	37,641

2007-A	March 31, 2009	2,658	22,342
	June 30, 2009	1,564	20,778
	September 30, 2009	1,958	18,820

As of September 30, 2009, the outstanding balances under the Series 2005-A and Series 2007-A unsecured notes were $37.6 million and $18.8 million, respectively. In connection with the February 2009 amendment to the unsecured notes, we also agreed to limit the amount of debt from the 2006-1 term securitization and our common stock that we may repurchase. For every $5.0 million of unsecured notes we offer to purchase, we may repurchase $2.5 million of debt from the 2006-1 term securitization. Once we have offered to purchase $35.0 million in unsecured notes, then we may also repurchase $1.0 million in shares of our common stock for every $5.0 million increment of unsecured notes offered to be repurchased, provided that the amount of permitted 2006-1 debt repurchases shall be reduced by the amount of any MCG common stock repurchases made. We paid to the holders of the unsecured notes an amendment fee of $375,000, or 0.50%. On October 28, 2009, the Series 2005-A and Series 2007-A Unsecured Notes were amended, which, in part, extended the maturity date of the Series 2005-A Unsecured Notes to October 2011 and increased the interest rate thereunder to 9.98%. See Note 12—Subsequent Events for additional information about this amendment.

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

In February 2009, SunTrust renewed its annual liquidity commitment for this facility. We paid a $2.4 million, or 1.25%, facility fee for this renewal. In connection with this renewal, a number of modifications were made to the warehouse facility terms, including a reduction in the facility borrowing commitment from $250.0 million to $190.0 million. In conjunction with this reduction, the Class B VFC was retired. The legal final maturity date is now August 2011, subject to contractual terms and conditions. The amendment also eliminated the requirement for a six-month standstill upon non-liquidity renewal. If a new agreement or extension is not executed by February 2010, the warehouse facility enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed through the facility. The facility is funded by third parties through the commercial paper market with SunTrust providing a liquidity backstop, subject to SunTrust’s annual liquidity commitment.

Advances under the Class A VFC may be up to 64% of eligible collateral. The warehouse facility is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the warehouse facility may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the collateral under the MCG Commercial Loan Funding Trust as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$162,070	60.1%	$164,188	64.3%
Subordinated secured debt	107,428	39.9	91,347	35.7

Total securitized assets	$269,498	100.0%	$255,535	100.0%

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

The following table summarizes the reductions in the facility borrowing limit from monetization proceeds:

(in thousands)	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment
Quarter ended:
March 31, 2009	$1,491	$188,509
June 30, 2009	2,894	185,615
September 30, 2009	9,967	175,648

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

All the notes are secured by the assets of MCG Commercial Loan Trust 2006-1. The following table summarizes the assets securitized under this facility as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$210,196	58.6%	$224,661	56.7%
Subordinated secured debt	148,335	41.4	171,914	43.3

Total securitized assets	$358,531	100.0%	$396,575	100.0%

We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period ending in April 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured, and, in certain instances, unsecured commercial loans. The remaining 45% must be senior secured commercial loans.

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

Unsecured Revolving Line of Credit. In June 2008, we entered into an agreement, effective May 30, 2008, for a one-year unsecured revolving line of credit facility with a $70.0 million commitment. SunTrust Bank acted as the agent for this facility and SunTrust acted as arranger for this facility. Originally, SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.; Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million. Advances under this facility bore interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate was less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts. We used this facility for: the origination of loans to, and investments in, primarily middle-market companies; repayment of indebtedness; working capital and other general corporate purposes. In February 2009, the unsecured revolving line of credit agreement was amended to reduce the maximum borrowing limit from $70.0 million to $35.0 million and increase the interest rate on borrowings under this facility to LIBOR plus 400 basis points from LIBOR plus 275 basis points. The amendment also reduced the minimum stockholders’ equity requirements from $650.0 million prior to December 31, 2008 to $500.0 million plus 50% of the proceeds from post-amendment date equity issuances for the periods ending as of and after December 31, 2008. In addition, we agreed to maintain minimum cash and cash equivalents of $12.5 million at all times and a quarterly cash coverage ratio of not less than 1.25 to 1.00. We were required to direct a portion of any monetization proceeds to pay down debt.

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

SBIC Debentures. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has a license from the SBA to operate as an SBIC under the SBIC Act. As of September 30, 2009, the license gave Solutions Capital I, LP the potential to borrow up to $130.0 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $130.0 million potential borrowing for which we have been approved under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of September 30, 2009. Based on our current funded capital, Solutions Capital I, LP may, subject to the SBA’s approval, borrow up to an additional $28.3 million to originate new investments. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $46.4 million.

The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage available to SBIC companies up to $150.0 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008. Solutions Capital I, LP would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through September 30, 2009. As of September 30, 2009 and December 31, 2008, we had $30.6 million and $27.8 million, respectively, of investments and we had $20.8 million and $0.8 million, respectively, of restricted cash to be used for investments in our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of September 30, 2009, the SBIC had $27.6 million outstanding summarized in the following table:

	Amount Outstanding
(dollars in thousands)	September 30, 2009	December 31, 2008	Rate		Treasury Rate at Pooling Date	Spread in basis points
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	—	5.34%	Fixed	2.81%	253
2009-10B	13,000	—	4.95%	Fixed	3.44%	151

Total	$27,600	$2,600	5.19%		3.16%	203

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

	September 30, 2009
(in thousands)	Debt with Recourse	Debt without Recourse		Total
2009(a)	$—	$2,036		$2,036
2010	37,641	162,530	(b)	200,171
2011	—	—		—
2012	18,820	—		18,820
2013	—	—		—
Thereafter(c)	27,600	319,880		347,480

Total	$84,061	$484,446		$568,507

(a)

Each of our borrowing facilities contain provisions that require that we apply a portion of the proceeds we receive from monetizations to paydown a portion of the outstanding balances. The amounts payable in 2009 reflect the paydowns we were required to make in connection with monetizations that occurred through September 30, 2009.

(b)

On October 28, 2009, our Series 2005-A and Series 2007-A Unsecured Notes were amended, which, in part, extended the maturity date for $37.6 million of our debt from October 2010 to October 2011. See Note 12—Subsequent Events for additional information about this amendment.

(c)	Recourse on Solutions Capital I, LP’s outstanding debt is limited to MCG’s commitment of $65.0 million. As of September 30, 2009, we had $27.6 million of debt outstanding.

The following table summarizes our aggregate outstanding borrowings as of September 30, 2009 and December 31, 2008, by interest rate benchmark:

(in thousands)	September 30, 2009	December 31, 2008
Interest rate benchmark
LIBOR	$319,880	$371,880
Commercial paper rate	164,566	187,169
Fixed rate	84,061	77,600

Total borrowings	$568,507	$636,649

As of September 30, 2009, we reported $568.5 million of borrowings on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of September 30, 2009 was approximately $452.0 million, based on market data and current interest rates.

NOTE 6—CAPITAL STOCK

We have one class of common stock and one class of preferred stock authorized. Our board of directors is authorized to: provide for the issuance of shares of preferred stock in one or more series; establish the number of shares to be included in each such series; and establish the designations, voting powers, preferences and rights of the shares of each such series, and any qualifications, limitations or restrictions thereof, subject to the 1940 Act.

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

In 2008, we raised $57.7 million of net proceeds by issuing 9.5 million shares of newly issued common stock in a rights offering. See Note 9—Earnings (Loss) Per Share for additional details regarding this rights offering.

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

During the nine months ended September 30, 2009, we did not issue any shares of restricted stock under the 2006 Plan. During the nine-months ended September 30, 2008, we issued 1,211,000 shares of restricted stock under the 2006 Plan, with a weighted-average fair value per share of common stock on the award date of $5.46. These 2008 awards included 648,000 shares of restricted stock awarded under the 2006 Plan as part of the MCG Capital 2008 Retention Program, or the Retention Program, with a weighted-average fair value per share of common stock of $3.58. The forfeiture provisions for the shares of restricted common stock issued under the Retention Program will lapse on a cliff basis in March 2011. The forfeiture provisions for the other shares of restricted common stock awarded in 2008 generally lapse ratably, in quarterly installments, over the three- or four-year period set forth in the respective award agreements.

During the nine months ended September 30, 2009 and 2008, we recognized $5.6 million and $5.5 million, respectively, of compensation expense related to share-based compensation awards. As of September 30, 2009, all the restricted share awards for which forfeiture provisions have not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. We record dividends paid on shares of restricted common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on shares of restricted common stock for which forfeiture provisions are not expected to lapse to compensation expense. No dividends were paid during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, all dividends paid on restricted common stock were charged to retained earnings, except for dividends paid on shares securing non-recourse employee loans, because we expected the forfeiture provisions to lapse for all such shares. As of September 30, 2009, we had $6.2 million of unrecognized compensation cost related to restricted common stock awarded to employees. We will recognize these costs over the remaining weighted-average requisite service period of 1.5 years.

Long-Term Incentive Plan

On July 23, 2009, our board of directors approved the Long-Term Incentive Plan, or the LTIP, which is effective for the three-year period ending July 22, 2012. LTIP participants, including our executive officers and key, non-executive employees, will be eligible, in the sole discretion of the Compensation Committee of our board of directors, to receive their respective portions of up to an aggregate of 865,000 shares of our restricted common stock to be issued under the 2006 Plan and up to $5.2 million of cash bonuses if the closing price of our common stock achieves specific price thresholds for 20 consecutive trading days. We are under no obligation to issue restricted stock or to pay a cash award under the LTIP, until such time as the Compensation Committee of our board of directors makes such determination in its sole discretion, regardless of whether the share price thresholds have been achieved. The following table summarizes the price thresholds, the cumulative percentage and number of shares eligible to be awarded at each threshold, and the cash bonus eligible to be paid after achievement of each stock price threshold:

	Potential Stock Awards		Aggregate Dollar Amount for Each Share Price threshold Achieved
Share Price	% of Award	Number of Shares
$3.00	25%	216,250	$—
$4.00	25%	216,250	—
$5.00	25%	216,250	1,000,000
$6.00	15%	129,750	996,000
$7.00	10%	86,500	1,006,000
$8.00	—%	—	2,209,000

	100%	865,000	$5,211,000

Shares of common stock subject to restricted stock awards under the LTIP may not be issued until such time as our share price achieves the price thresholds set forth in the preceding table and the issuance of such shares is authorized by the Compensation Committee of our board of directors. As such, the participants in the LTIP are not eligible to receive dividends on the shares of common stock subject to their awards of restricted stock until a share price threshold is attained and the common stock is issued. Upon issuance, forfeiture provisions for two-thirds of the applicable stock awards will lapse immediately, while the forfeiture provision for the remaining one-third will lapse twelve months later. We are accounting for the restricted stock awards as equity awards under ASC 718—Compensation—Stock Compensation, or ASC 718. We have estimated the fair value of these awards to be approximately $1.9 million and are amortizing this amount on a straight-line basis over the derived service period. During the nine months ended September 30, 2009, we recognized $0.8 million of compensation expense for these equity awards.

Cash awards under the LTIP may not be issued until such time that our share price achieves the thresholds set forth in the preceding table and the payment of such awards is authorized by the Compensation Committee of our board of directors. Upon achievement of a price threshold, two-thirds of the associated cash is expected to be paid out immediately and the remaining one-third will be paid out twelve months later. We are accounting for the cash portion of the LTIP as liability awards under ASC 718. As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period. As of September 30, 2009, the fair value of these awards was $1.8 million. However, because ASC 718 requires us to adjust the fair value of the cash awards each quarter, the expense that we ultimately recognize could vary between zero and $5.2 million. During the nine months ended September 30, 2009, we recognized $0.3 million of compensation expense for these equity awards.

NON-EMPLOYEE DIRECTOR SHARE BASED COMPENSATION

During June 2006, our stockholders initially approved the Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or the 2006 Non-Employee Plan, under which we may issue up to 100,000 shares of common stock to our non-employee directors. During the nine months ended September 30, 2009 and 2008, we awarded 22,500 and 15,000 shares of restricted common stock, respectively, to eligible non-employee directors. During the nine months ended September 30, 2009 and 2008, we recognized $0.1 million and $0.2 million, respectively, of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of September 30, 2009, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.7 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

The following table summarizes our restricted stock award activity during the nine months ended September 30, 2009:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2008(a)	1,451,000	$8.49
Awarded	22,500	2.46
Forfeiture period lapsed	(324,000)	14.29
Forfeited(b)	(27,000)	7.01

Subject to forfeiture provisions as of September 30, 2009(c)	1,122,500	$6.73

(a)	Includes 11,600 performance shares held in trust with a weighted-average award date fair value of $19.37 per share.
(b)	Includes 2,400 performance shares that were held in trust with a weighted-average award date fair value of $19.37 per share.
(c)	Includes 9,200 performance shares held in trust with a weighted-average award date fair value of $19.37 per share.

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

We use the asset and liability method to account for our taxable subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the nine months ended September 30, 2009 and 2008, we recorded an income tax benefit of $0.3 million and an income tax provision of $0.6 million, respectively, which were attributable primarily to unrealized depreciation or appreciation on investments held by our subsidiaries.

From December 2001 through September 30, 2009, we declared distributions per share of $11.78. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

Historically, we have declared dividends that were paid the following quarter. The following table summarizes the distributions that we declared and paid since January 1, 2008.

Date Declared	Record Date	Payment Date	Amount
May 6, 2008	June 30, 2008	July 30, 2008	$0.27
February 22, 2008	March 12, 2008	April 29, 2008	0.44

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. During the nine months ended September 30, 2009, we did not make any distributions to stockholders. However, we will monitor 2009 taxable income in order to ensure compliance with the distribution requirements as a RIC.

Taxable income differs from net income recognized in accordance with accounting principles generally accepted in the United States, or GAAP, because of temporary and permanent differences in income and expense recognition. Taxable income generally excludes unrealized gains and losses from appreciation or depreciation of our investments, which are included in GAAP net income. Further, amounts recognized for financial reporting purposes may differ from amounts included in taxable income due to the accrued dividends on preferred stock, which increase the book basis but not the tax basis of our investments, and non-accrual interest on loans, which increase the tax basis but not the book basis. The following table summarizes the cost of our investments, as well as the unrealized appreciation and depreciation for federal income tax purposes, as of September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009	December 31, 2008
Cost for federal income tax purposes	$1,317,867	$1,413,241

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	59,014	85,754
Book to tax differences	87,634	91,770

Gross unrealized appreciation—tax basis	146,648	177,524

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(383,801)	(353,702)
Book to tax differences	(45,727)	(34,888)

Gross unrealized depreciation—tax basis	(429,528)	(388,590)

Net unrealized depreciation—tax basis	(282,880)	(211,066)

Less: Unrealized depreciation of fair value of other assets (GAAP)	2,257	973

Total investments at fair value (GAAP)	$1,037,244	$1,203,148

The following table reconciles GAAP net loss to taxable net income (loss) for the nine months ended September 30, 2009 and the year ended December 31, 2008:

(in thousands)	Nine months ended September 30, 2009	Year ended December 31, 2008
Net loss	$(52,624)	$(191,245)
Difference between book and tax losses on investments(a)	(14,784)	(73,272)
Net change in unrealized depreciation on investments not taxable until realized	56,839	248,218
Capital losses in excess of capital gains	34,985	—
Timing difference related to deductibility of long-term incentive compensation	4,399	6,642
Taxable interest income on non-accrual loans(b)	18,307	2,051
Dividend income accrued for GAAP purposes that is not yet taxable	(4,815)	(19,972)
Distributions from taxable subsidiaries	74	483
Federal tax (benefit) provision	(293)	789
Other, net	292	4,181

Taxable income (loss) before deductions for distributions	$42,380	$(22,125)

(a)	Results for the year ended December 31, 2008, primarily reflect the write-off, for tax purposes, of the common stock of Cleartel.
(b)

Results for the year ended December 31, 2008, reflect the reversal of interest that we previously recognized on non-accrual loans of a portfolio investment that we liquidated. We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

In December 2007, we received an examination report from the IRS. See Note 10—Contingencies and Commitments—Legal Proceedings and Tax Reviews for information regarding that report.

NOTE 9—EARNINGS (LOSS) PER SHARE

The following table summarizes our calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
Numerator
Net income (loss)	$4,183	$(66,946)	$(52,624)	$(133,948)
Less: Dividends declared—common and restricted shares	—	—	—	(49,272)

Undistributed earnings	4,183	(66,946)	(52,624)	(183,220)
Percentage allocated to common shares(a)	98.4%	100.0%	100.0%	100.0%

Undistributed earnings—common shares	4,116	(66,946)	(52,624)	(183,220)
Add: Dividends declared—common shares	—	—	—	48,559

Numerator for basic and diluted earnings (loss) per share
Common shares	4,116	(66,946)	(52,624)	(134,661)
Participating unvested shares	67	—	—	713

Numerator for basic and diluted earnings per share—total	$4,183	$(66,946)	$(52,624)	$(133,948)

Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	74,672	74,296	74,588	71,526
Participating unvested shares	1,204	—	—	—

Basic and diluted weighted-average common shares outstanding—total	75,876	74,296	74,588	71,526

Earnings (loss) per share—basic and diluted	$0.06	$(0.90)	$(0.71)	$(1.87)
(a)Weighted-average shares
Weighted-average common shares
Weighted-average common shares outstanding	74,672	74,296	74,588	70,066
Adjustment for bonus element of rights offering	—	—	—	1,460

Basic weighted-average common shares	74,672	74,296	74,588	71,526

Weighted-average restricted shares
Weighted-average restricted shares	1,204	—	—	—
Bonus element of rights offering	—	—	—	—

Total weighted-average restricted shares	1,204	—	—	—

Total	75,876	74,296	74,588	71,526

Percentage allocated to common shares	98.4%	100.0%	100.0%	100.0%

ADOPTION OF FSP EITF 03-6-1

In June 2008, FASB issued FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, which was subsequently incorporated into ASC Topic 260—Earnings Per Share, or ASC 260. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In effect, The June 2008 guidance requires that we must report basic and diluted earnings per share in two broad categories. First, we must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable rights to dividends. Second, we must report separately basic and diluted earnings per share for our remaining common stock.

We adopted this standard on January 1, 2009. Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends, and, thus, these shares are participating securities requiring the two-class method of computing earnings per share under the provisions of ASC 260. The calculation of earnings per share for common shares excludes dividends attributable to our restricted common stock from the numerator and excludes the dilutive impact of those shares from the denominator. The provisions of the June 2008 guidance also require us to retroactively adjust all prior period earnings per share computations.

The retroactive application of this standard did not change our previously reported loss per share for any reporting period included in this Quarterly Report on Form 10-Q because the holders of the participating unvested shares are not required to fund any portion of the loss.

STOCKHOLDERS’ RIGHTS OFFERING

We issued transferable rights to stockholders of record on March 28, 2008. The rights entitled rights holders to subscribe for an aggregate of 9.5 million shares of our common stock. Record date stockholders received one right for every seven outstanding shares of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every right held. The per share subscription price in the offering equaled 88% of the volume-weighted average sales price volume of our common stock on the NASDAQ Global Select Market during the five trading days ended April 18, 2008. We issued all 9.5 million shares of common stock on April 29, 2008 at a subscription price of $6.36 per share. The market price of our common stock was $9.92 per share on March 25, 2008, which was the last day that our common stock and the rights were traded together. Since the $6.36 per share subscription price of common stock issued under the rights offering was lower than the $9.92 per share market price on March 25, 2008, the rights offering contained a bonus element. Accordingly, as required by ASC 260, we retroactively increased the weighted-average number of shares of common stock outstanding used to compute basic and diluted earnings per share by a factor of 1.052 for all historical periods prior to April 29, 2008 (the date that the common stock was issued in conjunction with the stockholders’ rights offering). This factor represents the impact of the bonus element of the rights offering on our common stock.

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

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful. If our appeal is not successful, we could be subject to up to $20.5 million of additional taxes, interest and penalties and we could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. At the present time, we believe that our total obligation associated with this examination should not exceed $1.0 million, including additional taxes, interest and penalties accrued through the settlement. We accrued the income tax expense for the majority of this estimated obligation in previous quarters. If, in the future, we believe our total obligation associated with this examination will increase, we would accrue the additional estimated amounts due.

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

In accordance with GAAP, the unused portions of these commitments are not recorded on our Consolidated Balance Sheets. The following table summarizes the nominal dollar balance and the fair value of unused commercial loan commitments, guarantees and standby letters of credit as of September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009	December 31, 2008
Unused loan commitments(a)	$38,668	$43,393
Guarantees	2,000	5,833
Standby letters of credit	—	97

(a)

Estimated fair value of unused loan commitments as of both September 30, 2009 and December 31, 2008 was $0.2 million, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties.

We currently have one guarantee totaling $2.0 million, which relates to Cleartel Communications, Inc., or Cleartel, (supporting a telecommunications service provider), for which we consider the credit risk to be remote. We report off-balance sheet guarantees on our Consolidated Schedules of Investments, as required by the 1940 Act.

TRANSITION SERVICES AGREEMENT—CLEARTEL COMMUNICATIONS, INC.

On August 25, 2009, Birch Communications, Inc. acquired substantially all of the operating assets of Cleartel, an MCG control investment. The cash portion of the purchase price was used primarily to pay off third-party senior debt under Cleartel’s senior credit facility with Textron Financial Corporation and its equipment leasing facility with Relational, LLC. On the closing date of the sale, Cleartel entered into a Transition Services Agreement, or TSA, with Birch to provide certain services necessary to effect an orderly transition of the business from Cleartel to Birch. Once the TSA is terminated and Cleartel is dissolved, which is expected to occur in the fourth quarter of 2009, we expect to recognize $150.3 million in both realized losses and in reversals of unrealized depreciation, resulting in no impact on our earnings per share for 2009. Since we reduced the fair value of our investment in Cleartel to zero during 2008, we do not expect that this transaction will have a material effect on our 2009 results of operations.

NOTE 11—FINANCIAL HIGHLIGHTS

The following schedule summarizes our financial highlights for the nine months ended September 30, 2009 and 2008:

(in thousands, except per share amounts)	Nine months ended September 30,
	2009	2008
PER SHARE DATA

Net asset value at beginning of period(a)	$8.66	$12.73

Net loss
Net operating income before investment loss and gain on extinguishment of debt(b)	0.39	0.66
Net change in unrealized depreciation on investments(b)	(0.77)	(2.40)
Net realized losses on investments(b)	(0.40)	(0.12)
Gain on extinguishment of debt(b)	0.07	—
Income tax provision(b)	—	(0.01)

Net loss(b)	(0.71)	(1.87)

Net decrease in net assets resulting from distributions(b)	—	(0.71)

Net increase (decrease) in stockholders’ equity relating to stock-based transactions
Issuance of shares of common stock	—	(0.61)
Issuance of shares of restricted common stock	—	(0.29)
Net increase in stockholders’ equity from restricted stock amortization	0.08	0.08
Dilutive effect of forfeiture provisions of previously issued restricted stock	0.01	—
Net increase in stockholders’ equity from other stock transactions	0.02	0.06

Net increase (decrease) in stockholders’ equity relating to stock-based transactions	0.11	(0.76)

Net asset value at end of period(a)	$8.06	$9.39

MARKET PRICE PER SHARE AT END OF PERIOD	$4.19	$2.62

TOTAL RETURN(c)	490.14%	(67.47)%

SHARES OF COMMON STOCK OUTSTANDING(c)
Weighted-average—basic and diluted	74,588	71,526
End of period	75,970	76,117

NET ASSETS
Average (annualized)	$623,629	$812,392
End of period	611,967	714,679

RATIOS (ANNUALIZED)
Operating expenses to average net assets	10.16%	9.56%
Net operating income to average net assets	6.17%	7.77%

(a)	Based on total number of shares outstanding.
(b)	Based on weighted-average number of shares outstanding.
(c)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].

NOTE 12—SUBSEQUENT EVENTS

AMENDED NOTE PURCHASE AGREEMENT

On October 28, 2009, the terms of our Series 2005-A and Series 2007-A unsecured privately-placed notes were amended. In connection with this amendment, we and the noteholders agreed to a number of modifications, including:

•	a one-year maturity extension of the Series 2005-A Notes to October 11, 2011;

•	a 100 basis point increase in the interest rate for the Series 2005-A Notes from 8.98% per annum to 9.98% per annum;

•	a $5.0 million prepayment by us to reduce the principal outstanding on Unsecured Notes applied on a pro-rata basis based on the principal amount outstanding under each series; and

•

an increase in the percentage of net cash proceeds of any monetization of unencumbered investment assets by us required to reduce amounts outstanding under the Unsecured Notes by 5% to 45% at such time as SunTrust has received an aggregate amount of $7.5 million from the required 7.5% sweep of net cash proceeds of the sale of the first $100.0 million of unencumbered assets under our Three Pillars Warehouse facility.

The 8.96% interest rate and October 2012 maturity on the Series 2007-A Notes remains unchanged. The principal balance on the Series 2005-A Notes and Series 2007-A Notes is $34.3 million and $17.2 million, respectively, after giving effect to the $5.0 million payment described above.

ASSET EXCHANGE AGREEMENT—GMC TELEVISION BROADCASTING, LLC

On October 26, 2009, we completed an asset exchange transaction between HITV Operating Co., Inc., or HITV, a subsidiary of GMC Television Broadcasting, LLC, and KHNL/KFVE, LLC, a wholly owned subsidiary of Raycom Media Inc. Pursuant to an asset exchange agreement, dated October 16, 2009, HITV exchanged with KHNL/KFVE, LLC certain assets that were used in the operation of HITV’s Television Station KGMB in Honolulu, Hawaii in return for a $22.0 million note, with current pay interest, and certain of the programming assets that were used in the operation of KHNL/KFVE, LLC’s Television Station KFVE-TV in Honolulu. Also on October 26, 2009, HITV entered into a shared services agreement with KHNL/KFVE, LLC, pursuant to which KHNL/KFVE, LLC is now providing certain services to HITV’s Television Station KFVE-TV.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of September 30, 2009, and the related consolidated statements of operations, for the three - and nine - month periods ended September 30, 2009 and 2008, and the consolidated statements of changes in net assets, cash flows and financial highlights for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of MCG Capital Corporation’s management.

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

/s/ ERNST & YOUNG LLP

McLean, Virginia

November 4, 2009

Selected Financial Data

The following table summarizes key financial data for MCG Capital Corporation for the three and nine months ended September 30, 2009 and 2008. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
INCOME STATEMENT DATA
Revenue	$23,611	$31,296	$76,155	$105,392
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (benefit) provision	8,658	13,014	28,769	47,230
DNOI(a)	10,937	14,904	34,372	52,724
Net income (loss)	4,183	(66,946)	(52,624)	(133,948)

PER COMMON SHARE DATA
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (benefit) provision per common share—basic and diluted	$0.11	$0.18	$0.39	$0.66
DNOI per common share—basic and diluted(a)	$0.14	$0.20	$0.46	$0.74
Earnings (loss) per common share—basic and diluted	$0.06	$(0.90)	$(0.71)	$(1.87)
Cash dividends declared per common share	$—	$—	$—	$0.71

SELECTED PERIOD-END BALANCES
Fair value of investment portfolio	$1,037,244	$1,296,469
Total assets	1,194,387	1,386,054
Borrowings	568,507	652,968
Total stockholders’ equity	611,967	714,679
Net asset value per common share outstanding(b)	$8.06	$9.39

OTHER PERIOD-END DATA
Average size of investments
Fair value	$15,958	$17,760
Cost	20,920	20,377
Number of portfolio companies	65	73
Number of employees	66	74

RECONCILIATION OF DNOI TO NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, (LOSS) GAIN ON EXTINGUISHMENT OF DEBT AND TAX (BENEFIT) PROVISION
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (benefit) provision	$8,658	$13,014	$28,769	$47,230
Amortization of employee restricted stock awards(c)	2,279	1,890	5,603	5,494

DNOI(a)	$10,937	$14,904	$34,372	$52,724

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	75,876	74,296	74,588	71,526
NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD-END	75,970	76,117	75,970	76,117

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
(c)

Results for the three and nine months ended September 30, 2008 include $88 of amortization of employee restricted stock awards associated with our corporate restructuring. These expenses are reported as general and administrative expenses on our Consolidated Statements of Operations.

The following table summarizes key financial data for MCG Capital Corporation for the three months ended September 30, 2009 and 2008. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended September 30,
(in thousands, except per share amounts)	2009	2008
PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$416,302	$383,493
Subordinated debt
Secured	292,144	453,336
Unsecured	30,476	29,967

Total debt investments	738,922	866,796

Equity investments
Preferred equity	252,604	369,513
Common equity/equivalents	45,718	60,160

Total equity investments	298,322	429,673

Total portfolio	$1,037,244	$1,296,469

% of total portfolio
Debt investments
Senior secured debt	40.1%	29.6%
Subordinated debt
Secured	28.2	35.0
Unsecured	2.9	2.3

Total debt investments	71.2	66.9

Equity investments
Preferred equity	24.4	28.5
Common equity/equivalents	4.4	4.6

Total equity investments	28.8	33.1

Total portfolio	100.0%	100.0%

YIELD ON AVERAGE LOAN PORTFOLIO (FAIR VALUE)
Average 90-Day LIBOR	0.4%	2.9%
Spread to avg. LIBOR on average loan portfolio excluding items below	11.9	9.8
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	—
Impact of previously unaccrued loans	—	—
Impact of non-accrual loans	(0.7)	(0.8)

Total yield on average loan portfolio	11.7%	11.9%

COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
% of loans with fixed interest rates	41.2%	41.1%
% of loans with floating interest rates	58.8%	58.9%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	7.0%	4.2%
Loans greater than 90 days past due	1.4%	0.2%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	19.6%	10.9%
Loans greater than 90 days past due	4.7%	1.1%

WEIGHTED AVERAGE PORTFOLIO COMPANY OPERATING METRICS(a)
Annual revenue(b)(c)	$126,860	$115,069
Annual EBITDA(b)(c)	19,284	16,081
Loan to value of non-broadly syndicated portfolio companies	63.0%	54.3%
Trailing twelve month equity EBITDA multiple(b)(d)(e)	8.2x	9.4x
Forward twelve month equity EBITDA multiple(b)(c)(d)(e)	7.5x	8.7x
Interest to EBITDA ratio(b)	2.4x	2.6x
Debt to EBITDA ratio on the debt portfolio(e)	6.3x	5.3x

(a)	Weighted based on the portfolio company’s fair value as of the respective period end.
(b)	Excludes portfolio companies with limited or no operations.
(c)	Excludes public equity portfolio companies.
(d)	Excludes portfolio companies valued on a liquidation basis.
(e)	For portfolio companies with a nominal EBITDA amount, the EBITDA multiple is limited to 15x. In addition, the maximum debt to EBITDA ratio is limited to 15x.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management, including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; the cause of unrealized losses; the performance of our current and former portfolio companies; our recent strategic initiatives, including monetizing assets (focusing on lower yielding equity investments), building liquidity, preserving capital and reducing debt obligations; our efforts to preserve net asset value and close the gap between net asset value and stock price; the amount, timing and price (relative to fair value) of asset monetizations; our efforts to rebuild stockholder value and our ability to enhance stockholder value by exploring new investment opportunities; our intention to pay only the minimum statutory dividend during 2009 and decision to make dividend distributions during 2010 based on quarterly assessments of liquidity, cash earnings and other key metrics; the timing of, and our ability to, repurchase equity, additional debt securities and make stockholder distributions; our future strategic plans, including plans to redeploy our investments in lower-yielding equity investments and cash in securitization and restricted accounts into new investment opportunities; our ability to generate operating income from new investments and to support the reinstitution and future growth of distributions to stockholders; the reduction in investments in equity securities to no more than 20% of the fair value of our total portfolio over the next few years; the limitation on future investing activities to debt investments; our level of investments in control companies beyond those that are currently in our portfolio; our underwriting process relative to macro economic conditions; our use of independent valuation firms to provide support for our internal valuation processes; our expectations regarding the pursuit of additional cost-saving measures during 2010; the management of our expense base relative to our asset size; the outcome of our tax appeal with the Internal Revenue Service; the sufficiency of liquidity, future cash flows from operations and monetizations to meet operating expenses during the upcoming year; our ability to access our SBIC facility and to exclude debt from our BDC asset coverage ratio; general market conditions; economic and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.

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

RECENT DEVELOPMENTS

In late 2007, the United States entered into a period of recession, which has had a severe adverse impact on many companies, especially those in the financial services sector. Since the nation entered this recession, the stock market has plummeted precipitously, a number of financial institutions have failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. As these events unfolded, banks and others in the financial services industries have had to recognize significant losses resulting primarily from a general decline in the fair value of their respective asset portfolios. In recent months, however, certain economic indicators have shown modest improvements. Nonetheless, we believe it is premature to conclude that these improvements are necessarily indicative of a sustained economic recovery and it is possible that the economy could again regress.

Consistent with other companies in the financial services industry, we have been affected adversely by many of these macro-economic events. For example, the deterioration in consumer confidence and general reduction in spending by both consumers and businesses led to an overall reduction in the performance of certain companies in our portfolio, as well as a reduction in certain comparable multiples that we use to estimate the fair value of certain companies in our investment portfolio. As a result, during the second half of 2008 and the first three quarters of 2009, we have had to reduce the fair value of a number of our debt and equity investments.

In 2008, we established a multi-pronged strategy aimed at preserving liquidity and strengthening our capital base, including: the suspension of dividends; the monetization of portfolio investments with an emphasis on monetizing junior debt and equity securities; the renegotiation of key borrowing agreements; and the reduction of general and administrative costs. We believe that the execution of this plan has helped to begin to rebuild value for our stockholders. For example:

•

In February 2009, we successfully renegotiated three of our credit facilities, which provided us with continuing debt financing with repayment terms that are tied to future monetizations, as well as relaxed key covenant requirements. In October 2009, we also successfully renegotiated the maturity of our unsecured privately-placed notes issued in 2005 from October 2010 to October 2011;

•

The cash balance in our securitization and restricted accounts, which may be deployed for suitable new investment opportunities, has increased from $38.5 million as of December 31, 2008 to $89.2 million as of September 30, 2009. In addition, we maintained a $47.2 million balance of unrestricted cash and cash equivalents as of September 30, 2009;

•

Since our deleveraging initiatives began in July 2008, we have completed a total of $216.1 million of investment monetizations, including $124.0 million during the nine months ended September 30, 2009;

•

The fair value losses on our investment portfolio have declined. During the three months ended September 30, 2009, we recorded a $4.4 million loss on the fair value of our portfolio and other assets compared to a $79.7 million loss during the three months ended September 30, 2008; and

•	During the three months ended September 30, 2009, we reported earnings per share of $0.06, compared with a $0.90 loss per share during the same quarter of 2008.

While the execution of our 2008 strategic plan, combined with modest improvements in the economy, have enabled us to achieve these results, we continue to be cautious about the stability of the economy and the potential for further near-term economic growth. As such, in the third quarter of 2009 we undertook a comprehensive review of our historical performance and developed a multi-year strategic plan. The following sections describe our Strategic Plan and summarize the results from the implementation of our 2008 strategic plan.

STRATEGIC PLAN

During the third quarter of 2009, we developed a comprehensive strategic plan intended to enhance stockholder value, close the gap between our stock price and our net asset value, or NAV, and enable the future resumption of dividends. Since it is possible that the economy may not recover fully for several years, or may even regress, our strategic plan focuses on specific actions we can take regardless of the availability of incremental capital.

While management continues to be cautious about the state of the economy, we believe that we can increase stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities. As we execute this plan over the next several years, we plan to continue to monetize our equity portfolio, which has an average annual earnings yield of 1.9%, and redeploy that capital and cash held in securitization and restricted accounts into debt securities with interest yields that are expected to increase our operating income and support the reinstitution and future growth of distributions to our stockholders. As we execute on this monetization strategy, we will continue to focus on preserving our NAV and enhancing the overall return profile on our investment capital. We estimate this component of our strategy will reduce our investment in equity securities to no more than 20% of the fair value of our total portfolio over the next few years. We generally expect to limit our future investing activities to debt investments until such time that we have closed the valuation gap between our stock price and our NAV and can validate the performance returns of our existing equity portfolio. We do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future. When making new investments we expect to underwrite credit in a manner consistent with our expectation that macro economic conditions will be under pressure for an extended period of time. Over time, if we can meet our goals with respect to leverage levels and unrestricted cash balances, we will seek to potentially repurchase equity and additional debt securities, subject to the limitations set forth in our private placement borrowing agreements. To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon a quarterly assessment of cash earnings, liquidity, statutory distribution requirements, asset coverage ratio and our borrowing agreements.

MONETIZATIONS

Since the second half of 2008, we have focused on the monetization of certain debt and equity investments in our portfolio to deleverage our balance sheet and build cash reserves. Beginning in 2008 and continuing into 2009, the availability of capital became increasingly constrained. Thus, it has become more challenging to consummate monetizations on a timely basis.

However, during the nine months ended September 30, 2009, we successfully monetized $124.0 million of our portfolio investments (at close to our carrying value). These monetizations include the sale of our equity investment in LMS Intellibound Investors, LLC, or LMS, in February 2009 for $40.5 million, or $16.3 million and $4.1 million above the most recently reported cost and fair value, respectively; as well as the $10.2 million prepayment of our subordinated debt investment in LMS at par in June 2009. Other monetizations completed during the first three quarters of 2009, include the February 2009 repayment of our $21.5 million second-lien debt investment in Dayton Parts Holding, LLC at par and $0.9 million above its most previously reported fair value; and the June 2009 repayment of our $18.7 million senior debt investment in Cervalis, LLC at par and $0.4 million above the most recently reported fair value. In April 2009, we monetized our senior debt and equity investment in TNR Holdings Corp., or TNR, for $11.6 million. Our monetization of TNR represents a distressed sale, which was completed at 23.8% and 42.3% of our most recently reported cost and fair value, respectively, which we exited after three major customers notified TNR that they did not intend to renew their contracts. In addition, in August 2009, we sold our equity investment in Coastal Sunbelt Holdings, Inc., for $15.2 million, or 98% of its most recently reported cost and fair value. A comprehensive list of 2009 monetization activity is included in the Portfolio Composition and Investment Activity section of this Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

In 2008, we successfully monetized $155.6 million of our portfolio assets, including $92.1 million of monetizations (at close to our carrying value) during the second half of the year. Since initiating our deleveraging initiatives in

July 2008, we have completed a total of $216.1 million of investment monetizations, including 22 monetizations that were completed at 105.8% and 99.5% of their most recently reported cost and fair value, respectively, as well as the TNR distressed sale at 23.8% and 42.3% of its most recently reported cost and fair value, respectively.

We will strive to continue monetizing assets over the course of the next several quarters with a focus on monetizing lower yielding equity investments. However, the timing of such monetizations depends largely upon future market conditions. We are under no contractual or other obligation to monetize assets at specified times, levels or prices.

BORROWING AGREEMENTS

In October 2009, we successfully amended our Series 2005-A and Series 2007-A unsecured privately-placed notes. These amendments extended the scheduled maturity of the Series 2005-A Notes by one year to October 11, 2011. In addition, the amendments increased the interest rate on the Series 2005-A notes by 100 basis points to 9.98%. The amendments also required us to make a $5.0 million prepayment, spread ratably to holders of the Series 2005-A and Series 2007-A privately held notes. The percentage of net cash proceeds of any monetization of unencumbered investment assets to be swept to reduce amounts outstanding under the Unsecured Notes increased by 5% to 45% after the secured warehouse facility receives $7.5 million of net proceeds pursuant to its required 7.5% sweep. The interest rate and maturity of the Series 2007-A notes remains unchanged.

On May 4, 2009, we elected to repay our unsecured revolving line of credit prior to the maturity date of May 29, 2009. In February 2009, we successfully renegotiated three of our debt facilities. These amendments relaxed key covenant requirements under the borrowing facilities. Most significantly, the minimum net worth requirement was reduced from $654.0 million to $525.0 million, plus 50% of the proceeds from post amendment date equity issuances in our secured warehouse facility and to $500.0 million for our unsecured privately-placed notes. In addition, cross-default provisions related to our unsecured privately-placed notes were modified so that the defaults under other non-recourse facilities would not be an event of default for the unsecured notes. We also obtained a liquidity renewal and covenant relief from SunTrust Robinson Humphrey, Inc., or SunTrust, for our secured warehouse facility, which includes a final maturity for this facility of August 2011.

As described more fully in the Liquidity and Capital Resources—Borrowings section of this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, we agreed to increase the interest rates paid under the facilities. These amendments provide us with continuing debt financing with repayment terms that are tied to future monetizations.

In addition to the borrowing facilities described above, our wholly owned subsidiary, Solutions Capital I, LP has a license, which allows us to borrow up to $130.0 million under the Small Business Investment Act of 1958, as amended, based upon our current commitment and existing approval by the United States Small Business Administration, or SBA. As of September 30, 2009, we had $27.6 million of debt under the facility. We must repay these borrowings within ten years after the borrowing date, which will occur between 2018 and 2022. In October 2008, we received exemptive relief from the Securities and Exchange Commission, or SEC, that, among other things, allows us effectively to exclude debt issued by Solutions Capital I, LP from the calculation of our consolidated BDC asset coverage ratio. The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage to available SBIC companies up to $150.0 million, representing a $12.9 million increase over the SBA’s $137.1 million maximum limit as of December 31, 2008. The SBA’s approval and commitment would be required in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through September 30, 2009. There is no assurance that we could draw up to the maximum limit available under the SBIC program.

DIVIDEND SUSPENSION

We did not declare dividends during the nine months ended September 30, 2009. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which could result in a significant reduction to our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009. Due to anticipated loss transactions in the fourth quarter of 2009, we do not expect there will be any required distributions. We will make our decisions with respect to the actual level of 2010 dividends on a quarter-by-quarter basis during 2010, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision. Variables that could affect dividend levels in 2010 to meet our RIC requirements include the actual timing of gains and losses for tax purposes, equity investment monetizations and net operating income.

REPURCHASE OF COLLATERALIZED LOAN OBLIGATIONS

In January 2009, we repurchased $7.5 million of collateralized loan obligations for $2.1 million that our wholly owned subsidiary, Commercial Loan Trust 2006-1, had previously issued. As a result of this purchase, we recognized a $5.4 million gain on extinguishment of debt for the quarter ended March 31, 2009. In total, since December 2008, we have repurchased a total of $22.6 million of collateralized loan obligations.

In addition to being able to extinguish this debt for less than 27% of the principal amount of the associated notes, our interest expense will be reduced by approximately $0.6 million of annual interest expense, based on LIBOR in effect as of September 30, 2009, over the remaining life of the Commercial Loan Trust 2006-1 facility.

CORPORATE RESTRUCTURING

In August 2008, we announced the implementation of a corporate restructuring that resulted in lower incentive compensation for our executives, a 27% reduction in our workforce and the closure of certain facilities. Subsequent to the August 2008 reduction in force, additional employees have separated from MCG, whom we do not expect to replace in the near-term and as of September 30, 2009 our workforce comprised 66 employees. Including our reduction in force and voluntary terminations, we have reduced our workforce from 101 to 66, or 35%, since we began our cost reduction initiatives. To further control our employee compensation expense, we implemented a base salary freeze for essentially all personnel during 2009. We expect to pursue additional cost-saving measures into 2010 and plan to manage our expense base relative to our asset size.

PERFORMANCE BASED INCENTIVE COMPENSATION

On July 23, 2009, our board of directors approved two compensation plans that are designed to incentivize management and key non-executive employees to increase stockholder value and our company’s overall success. The 2009 Annual Incentive Cash Bonus Plan, provides executive officers and key non-executive employees the opportunity to earn up to an aggregate of $4.0 million of cash bonuses upon the achievement of certain individual and strategic goals during 2009 in each of five categories: 1) equity portfolio monetizations; 2) BDC asset coverage ratio; 3) earnings from the portfolio; 4) earnings per share; and 5) successful renegotiation of our credit facilities. The 2009 Long-Term Incentive Program, or LTIP, provides an opportunity for executive officers and key non-executive employees to receive a total of up to an aggregate of 865,000 shares of our restricted common stock to be issued under our Amended and Restated 2006 Employee Restricted Stock Plan and cash bonuses of up to an aggregate of $5.2 million if, among other things, the market price of MCG’s common stock reaches specific price thresholds within the LTIP’s 36-month performance period.

OVERVIEW OF RESULTS OF OPERATIONS

For the three months ended September 30, 2009, we reported net income of $4.2 million, or $0.06 per diluted share, compared to a net loss of $66.9 million, or $0.90 per diluted share, for the three months ended September 30, 2008. Our net operating income during the third quarter of 2009 was $8.7 million, or $0.11 per diluted share, compared to $13.0 million, or $0.18 per diluted share, during the third quarter of 2008.

The $4.2 million of net income reported for the three months ended September 30, 2009 primarily reflects the recognition of $4.4 million of net investment losses during the third quarter of 2009. These investment losses included $4.3 million of realized losses on our investments and $4.3 million of unrealized depreciation, which represents valuation write-downs of several portfolio investments, including $2.9 million and $2.6 million of unrealized depreciation on our investments in NPS Holdings Group, LLC and Coastal Sunbelt Real Estate, Inc., respectively. These losses were partially offset by a $4.2 million reversal of unrealized depreciation on our investments. The unrealized depreciation recognized on our portfolio investments was due predominantly to the performance of some of our portfolio companies and a reduction in certain comparable multiples used to estimate the fair value of our investments.

The $4.4 million, or 33.5%, decrease in net operating income during the third quarter of 2009 from the same quarter in 2008 was attributable primarily to a decrease in interest income resulting from lower average LIBOR, combined with an increase in the average balance of loans that are on non-accrual status and a decline in average loan balances.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

As of September 30, 2009, the fair value of our investment portfolio was $1,037.2 million, which represents a $165.9 million, or 13.8%, decrease from the $1,203.1 million fair value as of December 31, 2008. The following sections describe the composition of our investment portfolio as of September 30, 2009 and describe key changes in our portfolio during the nine months ended September 30, 2009.

PORTFOLIO COMPOSITION

The following table summarizes the composition of our investment portfolio at fair value:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$416,302	40.1%	$428,817	35.7%
Subordinated debt
Secured	292,144	28.2	351,425	29.2
Unsecured	30,476	2.9	28,081	2.3

Total debt investments	738,922	71.2	808,323	67.2

Equity investments
Preferred equity	252,604	24.4	339,576	28.2
Common/common equivalents equity	45,718	4.4	55,249	4.6

Total equity investments	298,322	28.8	394,825	32.8

Total investments	$1,037,244	100.0%	$1,203,148	100.0%

The following table summarizes our investment portfolio by industry at fair value:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC	$171,331	16.5%	$173,789	14.4%
Communications—other	17,861	1.7	17,403	1.5
Cable	127,516	12.3	119,134	9.9
Healthcare	98,563	9.5	123,589	10.3
Food services	68,776	6.6	81,935	6.8
Plastic products	58,659	5.7	45,317	3.8
Broadcasting	52,337	5.0	66,401	5.5
Business services	48,840	4.7	77,213	6.4
Electronics	41,700	4.0	42,018	3.5
Publishing	34,890	3.4	34,743	2.9
Laboratory instruments	34,599	3.3	35,054	2.9
Logistics	33,863	3.3	66,950	5.6
Sporting goods	33,961	3.3	36,531	3.0
Technology	28,163	2.7	35,980	3.0
Education	27,064	2.6	29,062	2.4
Consumer products	26,223	2.5	22,855	1.9
Industrial products	26,353	2.5	26,246	2.2
Home furnishings	24,588	2.4	27,899	2.3
Insurance	22,497	2.2	21,258	1.8
Leisure activities	14,133	1.4	13,816	1.2
Other media	10,424	1.0	11,940	1.0
Drugs	10,208	1.0	11,234	0.9
Auto parts	8,635	0.8	31,011	2.6
Information services	8,047	0.8	13,618	1.1
Entertainment	738	0.1	28,268	2.4
Other(a)	7,275	0.7	9,884	0.7

Total	$1,037,244	100.0%	$1,203,148	100.0%

(a)	No individual industry within this category exceeds 1%.

As of September 30, 2009, our ten largest portfolio companies comprised 47.7% of the fair value of our investment portfolio. These ten customers accounted for 41.9% of our total revenue during the nine months ended September 30, 2009. As of September 30, 2009, approximately 18.2% of the fair value of our portfolio was invested in companies in the communications industry, of which 16.5% were competitive local exchange carriers, or CLECs. Our largest portfolio company, Broadview Networks Holdings, Inc., or Broadview, which is a CLEC, represents 13.4% of the fair value of our portfolio. Our remaining investments in the communications industry include an international telecommunications service provider, a paging service and a telecommunications tower company. See Results of Operations for additional information regarding our investment in Broadview.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the nine months ended
	September 30, 2009		December 31, 2008		September 30, 2009		September 30, 2008
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Communications	$189,192	18.2%	$191,192	15.9%	$3,378	4.4%	$13,936	13.2%
Cable	127,516	12.3	119,134	9.9	8,296	10.9	7,912	7.5
Healthcare	98,563	9.5	123,589	10.3	8,909	11.7	11,354	10.8
Food services	68,776	6.6	81,935	6.8	8,884	11.7	8,079	7.7

OVERVIEW OF CHANGES IN INVESTMENT PORTFOLIO

During the nine months ended September 30, 2009, we made $74.6 million of originations and advances, including originations to five existing portfolio companies, compared to $103.1 million of originations and advances during the nine months ended September 30, 2008. The following table summarizes our total portfolio investment activity during the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
(in thousands)	2009	2008
Beginning investment portfolio	$1,203,148	$1,545,090
Originations and advances	74,603	103,097
Gross payments, reductions and sales of securities	(155,322)	(172,675)
Net unrealized loss	(86,970)	(175,032)
Net realized loss	(30,230)	(9,173)
Amortization of unearned income	600	1,885
Reversals of unrealized depreciation	31,415	3,277

Ending investment portfolio	$1,037,244	$1,296,469

The following table shows our originations and advances during the nine months ended September 30, 2009 and 2008 by security type:

	Nine months ended September 30,
	2009		2008
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$49,568	66.4%	$36,741	35.6%
Subordinated debt
Secured	11,055	14.8	39,671	38.5
Unsecured	3,766	5.1	2,218	2.2

Total debt investments	64,389	86.3	78,630	76.3

Equity investments
Preferred equity	10,214	13.7	24,430	23.7
Common/common equivalents equity	—	—	37	—

Total equity investments	10,214	13.7	24,467	23.7

Total originations and advances	$74,603	100.0%	$103,097	100.0%

The following table shows our gross payments, reductions and sales of securities during the nine months ended September 30, 2009 and 2008 by security type:

	Nine months ended September 30,
	2009		2008
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$50,589	32.6%	$100,993	58.5%
Subordinated secured debt	34,562	22.2	42,183	24.4

Total debt investments	85,151	54.8	143,176	82.9

Equity investments
Preferred equity	67,189	43.3	17,712	10.3
Common/common equivalents equity	2,982	1.9	11,787	6.8

Total equity investments	70,171	45.2	29,499	17.1

Total originations and advances	$155,322	100.0%	$172,675	100.0%

During the nine months ended September 30, 2009 and 2008, our gross payments, reductions and sales of securities by transaction type included:

	Nine months ended September 30,
(in thousands)	2009	2008
Sale of equity investments	$61,827	$22,726
Principal repayments	53,411	83,384
Scheduled principal amortization	30,176	39,430
Collection of accrued paid-in-kind interest and dividends	9,908	8,402
Loan sales	—	18,733

Total gross payments, reductions and sales of securities	$155,322	$172,675

SIGNIFICANT CHANGES IN PORTFOLIO

As shown in the following table, during the nine months ended September 30, 2009, we monetized eleven portfolio investments with proceeds totaling $124.0 million:

	Nine months ended September 30, 2009
(in thousands)	Principal Repayments	Sale of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
LMS Intellibound Investors, LLC	$10,000	$35,907	$4,729	$50,636
Dayton Parts Holdings, LLC	21,500	—	—	21,500
Cervalis LLC	18,688	—	—	18,688
Coastal Sunbelt, LLC	—	12,066	3,138	15,204
TNR Holdings Corp.	2,000	9,622	—	11,622
Crystal Media Network, LLC	—	2,556	—	2,556
Jenzabar, Inc.	—	1,250	575	1,825
CEI Holdings Inc.	665	—	—	665
Partminer, Inc.	250	—	354	604
XFone, Inc.	—	426	—	426
Flexsol Packaging Corp.	308	—	—	308

Total monetizations	53,411	61,827	8,796	124,034
Other scheduled payments	30,176	—	1,112	31,288

Total gross payments, reductions and sales of securities	$83,587	$61,827	$9,908	$155,322

The proceeds from eight of these monetizations correlated closely with the most recently reported fair value of the associated investments. TNR, CEI Holdings Inc. and XFone, Inc. were completed at 42%, 41% and 17%, respectively, of their most recently reported fair values.

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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of September 30, 2009 and December 31, 2008:

(dollars in thousands)	September 30, 2009			December 31, 2008
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$599,261	(a)	57.8%	$719,765	(a)	59.8%
2	135,988		13.1	206,829		17.2
3	281,638		27.1	233,172		19.4
4	11,125		1.1	32,648		2.7
5	9,232		0.9	10,734		0.9

Total	$1,037,244		100.0%	$1,203,148		100.0%

(a) As of September 30, 2009 and December 31, 2008, Investment Rating “1” includes $244.3 million and $362.9 million, respectively, of loans to companies in which we also hold equity securities.

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

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at cost, as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$41,201	4.68%	$10,060	1.10%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$41,201	4.68%	$10,060	1.10%

Loans on non-accrual status
0 to 90 days past due	$131,850	14.96%	$109,424	11.90%
Greater than 90 days past due	41,201	4.68	10,060	1.10

Total loans on non-accrual status	$173,051	19.64%	$119,484	13.00%

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$10,377	1.40%	$695	0.09%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$10,377	1.40%	$695	0.09%

Loans on non-accrual status
0 to 90 days past due	$41,273	5.59%	$38,619	4.77%
Greater than 90 days past due	10,377	1.40	695	0.09

Total loans on non-accrual status	$51,650	6.99%	$39,314	4.86%

The following table summarizes the changes in the cost and fair value of the loans in non-accrual status from December 31, 2008 through September 30, 2009:

	Nine months ended September 30, 2009
(In thousands)	Cost	Fair Value
Beginning non-accrual loan balance	$119,484	$39,314

Additional loans on non-accrual status—by industry
Broadcasting	11,462	6,716
Business services	6,177	408
Healthcare	30,867	3,835
Home furnishings	17,640	13,948
Information services	5,996	1,195

Total additional loans on non-accrual status	72,142	26,102
Advances to companies on non-accrual status	1,350	1,350
Loans converted to equity	(10,731)	—
Payments received from loans on non-accrual status	(7,620)	(7,620)
Change in unrealized loss on non-accrual loans	—	(5,922)
Realized loss on non-accrual loans	(1,574)	(1,574)

Total change in non-accrual loans	53,567	12,336

Ending non-accrual loan balance	$173,051	$51,650

RESULTS OF OPERATIONS

The following section compares our results of operations for the three months ended September 30, 2009 to the three months ended September 30, 2008.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following table summarizes the components of our net income (loss) for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,		Variance
(dollars in thousands)	2009	2008	$	Percentage
Revenue
Interest and dividend income
Interest income	$21,050	$26,825	$(5,775)	(21.5)%
Dividend income	1,289	2,751	(1,462)	(53.1)
Loan fees	719	807	(88)	(10.9)

Total interest and dividend income	23,058	30,383	(7,325)	(24.1)
Advisory fees and other income	553	913	(360)	(39.4)

Total revenue	23,611	31,296	(7,685)	(24.6)

Operating expenses
Interest expense	5,518	7,991	(2,473)	(30.9)
Employee compensation
Salaries and benefits	4,115	4,081	34	0.8
Amortization of employee restricted stock	2,279	1,802	477	26.5

Total employee compensation	6,394	5,883	511	8.7

General and administrative expense	3,041	4,408	(1,367)	(31.0)

Total operating expenses	14,953	18,282	(3,329)	(18.2)

Net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision	8,658	13,014	(4,356)	(33.5)

Net investment loss before income tax (benefit) provision	(4,396)	(79,724)	75,328	94.5

Loss on extinguishment of debt before income tax (benefit) provision	(118)	—	(118)	NM

Income tax (benefit) provision	(39)	236	(275)	NM

Net income (loss)	$4,183	$(66,946)	$71,129	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the three months ended September 30, 2009, our total revenue was $23.6 million, which represents a $7.7 million, or 24.6%, decrease from the three months ended September 30, 2008. This decline was composed of: a $5.8 million, or 21.5%, decrease in interest income; a $1.5 million, or 53.1%, decrease in dividend income; a $0.3 million, or 39.4%, decrease in advisory fees and other income; and a $0.1 million, or 10.9%, decrease in loan fees. We expect that our revenues will be below historical levels until such time that interest rates rise and/or we originate new investments. The following sections describe the reasons for these variances.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates and the balance of loans on non-accrual status for which we are not accruing interest. During the three months ended September 30, 2009, the total yield on our average debt portfolio at fair value was 11.7% compared to 11.9% during the three months ended September 30, 2008. The weighted-average LIBOR was 0.4% during the three months ended September 30, 2009, compared to 2.9% during the three months ended September 30, 2008. The spread to average LIBOR on our average loan portfolio at fair value during the three months ended September 30, 2009 was 11.3% compared to 8.9% during the three months ended September 30, 2008, due to the decrease in LIBOR increasing the spreads on our fixed rate loans and loans with LIBOR floors, a decrease in the fair value of loans on non-accrual, and an increase in some of our rates on loans that we have amended since September 30, 2008.

During the three months ended September 30, 2009, interest income was $21.0 million, compared to $26.8 million during the three months ended September 30, 2008, which represented a $5.8 million, or 21.5%, decrease. This decrease reflected a $5.8 million decrease resulting from a 250 basis point reduction in average LIBOR, a $5.3 million reduction from average loan balances and a $3.2 million decrease in interest income resulting from an increase in the average daily balance of loans that are on non-accrual status. These decreases were partially offset by a $6.1 million increase in interest income resulting from a 233 basis point increase in our spread to LIBOR and a $2.4 million increase in interest income resulting from the impact of interest rate floors.

PIK Income

Interest income includes certain amounts that we have not received in cash, such as contractual paid-in-kind, or PIK, interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid by either contract or the portfolio company’s choice, but is generally paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended September 30, 2009 and 2008, at cost:

	Three months ended September 30,
(in thousands)	2009	2008
Beginning PIK loan balance	$34,383	$19,965
PIK interest earned during the period	3,675	3,659
Interest receivable converted to PIK	2,420	1,449
Principal payments of cash on PIK loans	(378)	(511)
PIK converted to other securities	(2,129)	(889)
Realized loss	(81)	—

Ending PIK loan balance	$37,890	$23,673

As of September 30, 2009 and 2008, we were not accruing interest on $11.1 million and $2.6 million, respectively, of the PIK loans shown in the preceding table.

DIVIDEND INCOME

We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. The following table summarizes our dividend activity for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,
(in thousands)	2009	2008
Beginning accrued dividend balance	$89,520	$89,625
Dividend income earned during the period	1,289	2,751
Payment of dividends	(3,175)	(2,852)

Ending accrued dividend balance	$87,634	$89,524

During the three months ended September 30, 2009, our dividend income was $1.3 million, which represented a $1.5 million, or 53.1%, decrease from the three months ended September 30, 2008. This decrease in dividend income was partially due to the sale of three investments, Coastal Sunbelt, LLC, JUPR Holdings Inc. and LMS, which caused dividend income to decrease by $1.1 million. In addition, we ceased to accrete dividends on six investments, which resulted in an additional $0.7 million reduction in dividend income because the fair value of the investment did not support further accretion. We started accreting dividends on one investment, which partially offset these decreases by $0.3 million.

In August 2009, the sale of our equity investment in Coastal Sunbelt, LLC resulted in the payment of $3.1 million of dividends that we had accreted up to that date.

LOAN FEES

Loan fees include origination fees on loans that we defer and amortize into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary. During the three months ended September 30, 2009, our loan fees decreased $0.1 million, or 10.9%, compared to the same period in 2008 primarily because of decreased loan origination activity. We anticipate that loan origination activity during the remainder of 2009 will continue to be lower than historical levels.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended September 30, 2009, we earned $0.6 million of advisory fees and other income, which represents a $0.3 million, or 39.4%, decrease from the three months ended September 30, 2008. This decrease was due primarily to lower loan origination activity.

TOTAL OPERATING EXPENSES

Total operating expenses include interest, employee compensation and general and administrative expenses. During the three months ended September 30, 2009, we incurred $15.0 million of operating expenses, representing a $3.3 million, or 18.2%, decrease from the same quarter in the prior year. This decrease was composed of a $2.5 million decrease in interest expense and a $1.3 million decrease in general and administrative expense. These decreases were partially offset by a $0.5 million increase in employee compensation expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During the three months ended September 30, 2009, we incurred $5.5 million of interest expense, which represented a $2.5 million, or 30.9%, decrease from the same period in 2008. The previously described reduction in average LIBOR from 2.9% in the third quarter of 2008 to 0.4% in the third quarter of 2009 resulted in a $4.3 million decrease in interest expense. In addition, a decrease in average borrowing balances resulted in a $0.8 million decrease in interest expense. These decreases were partially offset by $2.4 million of additional interest, resulting from a widening of the interest rate spread from 1.4% during the three months ended September 30, 2008 to 2.8% during the three months ended September 30, 2009 and a $0.2 million increase in our amortization of debt costs. Interest expense for the three months ended September 30, 2009 and 2008 includes $0.2 million and $0.1 million, respectively, of interest expense associated with our average balances in our securitized and restricted cash accounts.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards.

During the three months ended September 30, 2009, our employee compensation expense was $6.4 million, which represented a $0.5 million, or 8.7%, increase from the same period in 2008. Our salaries and benefits increased by $0.1 million, or 0.8%, primarily due to a $0.7 million increase in incentive compensation, partially offset by a $0.6 million decrease in salaries and benefits, reflecting a 27% reduction in force in August 2008, ten subsequent voluntary terminations and base compensation freezes for essentially all personnel in 2009.

During the three months ended September 30, 2009, we recognized $2.3 million of compensation expense related to restricted stock awards, compared to $1.8 million for the three months ended September 30, 2008, which represented a $0.5 million, or 26.5%, increase, primarily attributable to the amortization of restricted stock awarded to employees in September 2008 as part of the MCG Capital 2008 Retention Program and the amortization of stock which could be awarded to executives and key employees as part of our LTIP. Awards under the LTIP are contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the Compensation Committee of our board of directors.

GENERAL AND ADMINISTRATIVE

During the three months ended September 30, 2009, general and administrative expense was $3.0 million, which represented a $1.4 million, or 31.0%, decrease over the same period in 2008. This decrease was primarily attributable to $1.0 million of corporate restructuring charges recognized in the third quarter of 2008 and $0.2 million of fees paid in the third quarter of 2008 for borrowing facility transactions that were not consummated, as well as decreases in professional, depreciation, directors fees and employee recruitment expenses.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, LOSS ON EXTINGUISHMENT OF DEBT AND INCOME TAX (BENEFIT) PROVISION

Net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision for the three months ended September 30, 2009 totaled $8.7 million, compared with $13.0 million for the three months ended September 30, 2008. This decrease was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

Distributable net operating income, or DNOI, is net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company, but does not require settlement in cash. DNOI does include PIK interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

During the three months ended September 30, 2009, DNOI was $10.9 million, or $0.14 per share on a diluted basis, compared to $14.9 million, or $0.20 per share, for the three months ended September 30, 2008. The following table shows a reconciliation of our reported net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision to DNOI for the quarters ended September 30, 2009 and 2008:

	Three months ended September 30,
(in thousands, except per share data)	2009	2008
Net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision	$8,658	$13,014
Amortization of employee restricted stock awards	2,279	1,890	(b)

DNOI	$10,937	$14,904

Weighted-average common shares outstanding—basic and diluted	75,876	74,296

Income (loss) per common share—basic and diluted	$0.06	$(0.90)
Net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision per common share—basic and diluted	$0.11	$0.18
DNOI per common share—basic and diluted(a)	$0.14	$0.20

(a)

DNOI is net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision, as determined in accordance with GAAP, adjusted for amortization of employee restricted stock awards. Amortization of employee restricted stock awards represents a non-cash company expense. DNOI includes PIK, interest and dividend income that generally are not payable on a regular basis, but rather at maturity or when declared. DNOI is not an alternative to measures computed in accordance with GAAP, such as net operating income, net income, earnings per share or cash flows. Instead, DNOI is a non-GAAP metric that provides supplemental information about our business performance to consider together with GAAP measures.

(b)

Includes $88 of amortization of employee restricted stock awards associated with our corporate restructuring. These expenses are reported as general and administrative expenses on our Consolidated Statements of Operations.

NET INVESTMENT LOSS BEFORE INCOME TAX (BENEFIT) PROVISION

During the three months ended September 30, 2009, we incurred $4.4 million of net investment losses before income tax (benefit) provision, compared to $79.7 million during the same period in 2008. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss.

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended September 30, 2009:

(in thousands)		Three months ended September 30, 2009
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss)/ Gain
NPS Holdings Group, LLC	Business Services	Control	$(1,580)	$(2,921)	$1,574	$(2,927)
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-affiliate	—	(2,580)	—	(2,580)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(2,103)	—	(2,103)
Jenzabar, Inc.	Technology	Non-affiliate	—	(2,000)	—	(2,000)
Stratford School Holdings, Inc.	Education	Affiliate	—	(1,491)	—	(1,491)
Jet Plastica Investors, LLC	Plastic Products	Control	—	3,129	—	3,129
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	2,763	—	2,763
Intran Media, LLC	Other Media	Control	—	1,349	—	1,349
Golden Knight II CLO, Ltd	Diversified Financial Services	Non-affiliate	—	1,144	—	1,144
Flexsol Packaging Corp.	Plastic Products	Non-affiliate	(2,821)	—	2,772	(49)
Other			79	(1,540)	(170)	(1,631)

Total			$(4,322)	$(4,250)	$4,176	$(4,396)

During the quarter ended September 30, 2009, we recapitalized National Product Services, Inc. into NPS Holdings Group, LLC. As a result of this recapitalization, we reversed $1.6 million of unrealized depreciation and realized a $1.6 million loss. Subsequent to the recapitalization, we recorded $2.9 million of unrealized depreciation on our investment in NPS Holdings Group, LLC. During July 2009, our investment in subordinated debt of Flexsol Packaging was settled at approximately our reported fair value for this investment. As a result of this settlement, we reversed $2.8 million of previously unrealized depreciation and realized a $2.8 million loss. The remaining unrealized depreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies, and to a lesser extent, the comparable multiples that we used to estimate the fair value of the investments.

The following table summarizes our realized gain and (loss) on our investments and changes in unrealized appreciation and depreciation on our investments during the three months ended September 30, 2008:

(in thousands)			Three Months Ended September 30, 2008
Portfolio Company	Industry	Type	Realized (Loss)/ Gain	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net Gain/ (Loss)
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(48,189)	$—	$(48,189)
Intran Media, LLC.	Other Media	Control	—	(6,115)	—	(6,115)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(5,694)	—	(5,694)
Working Mother Media, Inc.	Publishing	Control	(20,750)	—	15,404	(5,346)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(5,273)	—	(5,273)
National Product Services, Inc.	Business Services	Control	—	(4,097)	—	(4,097)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(3,249)	—	(3,249)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(2,762)	—	(2,762)
Philadelphia Newspapers, LLC	Newspaper	Non-affiliate	—	(1,596)	—	(1,596)
G&L Investment Holdings, LLC	Insurance	Non-affiliate	—	(1,205)	—	(1,205)
Cruz Bay Publishing, Inc.	Publishing	Non-affiliate	—	(1,083)	—	(1,083)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(1,037)	—	(1,037)
Coastal Sunbelt, LLC	Food Services	Control	—	(1,034)	—	(1,034)
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	5,344	—	(5,503)	(159)
Stratford School Holdings, Inc.	Education	Affiliate	—	4,624	—	4,624
MCI Holdings LLC	Healthcare	Non-affiliate	—	2,458	—	2,458
Avenue Broadband LLC	Cable	Control	—	2,329	—	2,329
Jenzabar, Inc.	Technology	Non-affiliate	—	1,423	—	1,423
JUPR Holdings, Inc.	Information Services	Control	5,994	—	(5,958)	36
Other			(51)	(3,621)	(83)	(3,755)

Total			$(9,463)	$(74,121)	$3,860	$(79,724)

During the three months ended September 30, 2008, we recorded $48.2 million of unrealized depreciation on Broadview, primarily resulting from a reduction of the comparable multiples that we used to estimate Broadview’s fair value. In September 2008, we also sold substantially all of the assets of Working Mother Media, Inc., for net proceeds of $4.3 million, which resulted in a $5.3 million loss in addition to $15.4 million of unrealized depreciation on this investment reported as of June 30, 2008. We also sold our investments in Wiesner Publishing Company, LLC and JUPR Holdings, Inc. for approximately fair value of these investments reported as of June 30, 2008. These changes and the remaining unrealized depreciation shown in the above table predominantly resulted from a change in the comparable multiples that we used to estimate the fair value of the investments and, to a lesser extent, the performance of some portfolio companies.

LOSS ON EXTINGUISHMENT OF DEBT

We incurred a $0.1 million premium, when we repurchased $5.9 million of our private placement notes during the third quarter of 2009. This premium represents 102% of the principal amount to be purchased with monetization proceeds as required by our agreement with the holders of these unsecured notes.

INCOME TAX (BENEFIT) PROVISION

During the three months ended September 30, 2009, we recorded $0.1 million income tax benefit compared to a $0.2 million income tax provision during the three months ended September 30, 2008. Our income taxes primarily relate to unrealized gains and losses on our investments and the performance of certain of our investments that are held in taxable subsidiaries.

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful. If our appeal is not successful, we could be subject to up to $20.5 million of additional taxes, interest and penalties and we could be required to make up to

$25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. At the present time, we believe that our total obligation associated with this examination should not exceed $1.0 million, including additional taxes, interest and penalties accrued through the settlement. We accrued the income tax expense for the majority of this estimated obligation in previous quarters. If, in the future, we believe our total obligation associated with this examination will increase, we would accrue the additional estimated amounts due.

NET INCOME (LOSS)

During the three months ended September 30, 2009, we recorded net income of $4.2 million, compared to a net loss of $66.9 million during the three months ended September 30, 2008. This improvement is attributable to the items discussed above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following table summarizes the components of our net loss for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,		Variance
(dollars in thousands)	2009	2008	$	Percentage
Revenue
Interest and dividend income
Interest income	$67,196	$82,873	$(15,677)	(18.9)%
Dividend income	4,815	17,429	(12,614)	(72.4)
Loan fees	2,072	2,620	(548)	(20.9)

Total interest and dividend income	74,083	102,922	(28,839)	(28.0)
Advisory fees and other income	2,072	2,470	(398)	(16.1)

Total revenue	76,155	105,392	(29,237)	(27.7)

Operating expenses
Interest expense	18,391	26,706	(8,315)	(31.1)
Employee compensation
Salaries and benefits	10,824	13,673	(2,849)	(20.8)
Amortization of employee restricted stock	5,603	5,406	197	3.6

Total employee compensation	16,427	19,079	(2,652)	(13.9)
General and administrative expense	12,568	12,377	191	1.5

Total operating expenses	47,386	58,162	(10,776)	(18.5)

Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision	28,769	47,230	(18,461)	(39.1)

Net investment loss before income tax (benefit) provision	(86,711)	(180,610)	93,899	52.0

Gain on extinguishment of debt	5,025	—	5,025	NM

Income tax (benefit) provision	(293)	568	(861)	NM

Net loss	$(52,624)	$(133,948)	$81,324	60.7

NM=Not Meaningful

TOTAL REVENUE

During the nine months ended September 30, 2009, our total revenue was $76.2 million, which represents a $29.2 million, or 27.7%, decrease from the nine months ended September 30, 2008. This decline was composed of a $15.7 million, or 18.9%, decrease in interest income; a $12.6 million, or 72.4%, decrease in dividend income; a $0.5 million, or 20.9%, decrease in loan fees and a $0.4 million, or 16.1%, decrease in advisory fees and other income. We expect that our revenues will be below historical levels until such time that interest rates rise and/or we originate new investments. The following sections describe the reasons for these variances.

INTEREST INCOME

During the nine months ended September 30, 2009, the total yield on our average debt portfolio at fair value was 11.9% compared to 11.7% during the nine months ended September 30, 2008. The spread to average LIBOR on our average loan portfolio at fair value during the nine months ended September 30, 2009 was 11.0% compared to 8.7% during the nine months ended September 30, 2008. The weighted-average LIBOR was 0.8% during the nine months ended September 30, 2009, compared to 3.0% during the nine months ended September 30, 2008. The decrease in LIBOR resulted in an increase on the spreads on both our fixed-rate loans and on variable-rate loans with LIBOR floors.

During the nine months ended September 30, 2009, interest income was $67.2 million, compared to $82.9 million during the nine months ended September 30, 2008, which represented a $15.7 million, or 18.9%, decrease. This decrease primarily reflected a $17.3 million decrease in interest income resulting from a 20.4% decrease in the average balance of loans in our portfolio. In addition, the previously discussed decrease in LIBOR resulted in a $15.7 million decrease in interest income and an increase in the average daily balance of loans that were on non-accrual status resulted in a $9.5 million decrease in interest income. These decreases were partially offset by a $20.1 million increase in interest income, resulting from a 236 basis point increase in our spread to LIBOR and a $6.7 million increase in interest income resulting from the impact of interest rate floors.

PIK Income

The following table shows the PIK related activity for the nine months ended September 30, 2009 and 2008, at cost:

	Nine months ended September 30,
(in thousands)	2009	2008
Beginning PIK loan balance	$26,354	$17,685
PIK interest earned during the period	12,098	10,855
Interest receivable converted to PIK	3,212	4,170
Principal payments of cash on PIK loans	(1,564)	(4,881)
PIK converted to other securities	(2,129)	(4,156)
Realized loss	(81)	—

Ending PIK loan balance	$37,890	$23,673

As of September 30, 2009 and 2008, we were not accruing interest on $11.1 million and $2.6 million, respectively, of the PIK loans shown in the preceding table.

DIVIDEND INCOME

The following table summarizes our dividend activity for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
(in thousands)	2009	2008
Beginning accrued dividend balance	$91,770	$75,614
Dividend income earned during the period	4,815	17,429
Payment of dividends	(8,344)	(3,519)
Accrued dividends converted to other securities	(607)	—

Ending accrued dividend balance	$87,634	$89,524

During the nine months ended September 30, 2009, our dividend income was $4.8 million, which represented a $12.6 million, or 72.4%, decrease from the nine months ended September 30, 2008. During the second quarter of 2008, we stopped accreting dividends on our Broadview investment, because our fair value reflects the full value of this investment. As a result, during the nine months ended September 30, 2009, we did not accrete any dividends from our Broadview investment, as compared to the $8.0 million of dividends we accreted for this investment during the nine months ended September 30, 2008. In addition, the sales of our investments in Coastal Sunbelt, LLC, JUPR Holdings Inc. and LMS resulted in a $2.4 million reduction in dividend income. We also ceased to accrete dividends on six investments, which resulted in an additional $2.5 million reduction in dividend income because the fair value of the investment did not support further accretion.

In February 2009, the sale of our equity investment in LMS resulted in the payment of $4.6 million of dividends that we had accreted up to that date. In August 2009, the sale of our equity investment in Coastal Sunbelt, LLC resulted in the payment of $3.1 million of dividends that we had accreted up to that date.

LOAN FEES

During the nine months ended September 30, 2009, our loan fees decreased $0.5 million, or 20.9%, compared to the same period in 2008 primarily because of decreased loan origination activity. We anticipate that loan origination activity during the remainder of 2009 will continue to be lower than historical levels.

TOTAL OPERATING EXPENSES

During the nine months ended September 30, 2009, we incurred $47.4 million of operating expenses, representing a $10.8 million, or 18.5%, decrease from the same period in 2008. This decrease was composed of an $8.3 million decrease in interest expense and a $2.7 million decrease in employee compensation expenses. These decreases were partially offset by a $0.2 million increase in general and administrative expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During the nine months ended September 30, 2009, we incurred $18.4 million of interest expense, which represented an $8.3 million, or 31.1%, decrease from the same period in 2008. The previously described reduction in average LIBOR from 3.0% in the first nine months of 2008 to 0.8% in the first nine months of 2009 resulted in an $11.5 million decrease in interest expense. In addition, a decrease in average borrowing balances resulted in a $2.6 million decrease in interest expense. These decreases were partially offset by $4.4 million of additional interest resulting from a widening of the interest rate spread from 1.7% during the nine months ended September 30, 2008 to 2.5% during the nine months ended September 30, 2009; and a $1.4 million increase in our amortization of debt costs. As discussed in Liquidity and Capital Resources—Borrowings, we renegotiated amendments to three of our debt facilities in February 2009. Interest expense for the nine months ended September 30, 2009 and 2008 includes $0.6 million and $0.1 million, respectively, of interest expense associated with our average balances in our securitized and restricted cash accounts.

EMPLOYEE COMPENSATION

During the nine months ended September 30, 2009, our employee compensation expense was $16.4 million, which represented a $2.7 million, or 13.9%, decrease from the same period in 2008. Salaries and benefits decreased by $2.8 million, or 20.8%, primarily as a result of the previously described reduction in our workforce in August 2008 and voluntary terminations.

During the nine months ended September 30, 2009, we recognized $5.6 million of compensation expense related to restricted stock awards, compared to $5.4 million for the nine months ended September 30, 2008, which represented a $0.2 million, or 3.6%, increase, primarily attributable to the amortization of restricted stock awarded to employees in September 2008 as part of the MCG Capital 2008 Retention Program and the amortization of stock which could be awarded to executives and key employees as part of our LTIP. Awards under the LTIP are contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the Compensation Committee of our board of directors. The increases from these additional awards were largely offset by the absence of amortization expense associated with restricted stock awards that were forfeited by separated employees.

GENERAL AND ADMINISTRATIVE

During the nine months ended September 30, 2009, general and administrative expense was $12.6 million, which represented a $0.2 million, or 1.5%, increase over the same period in 2008. This increase was attributable primarily to $1.7 million of expense associated with our settlement of matters pertaining to the contested election of directors to our board of directors at our 2009 Annual Meeting, a $1.1 million increase in insurance expense and $0.9 million of severance costs related to an executive’s departure. These increases were partially offset by $1.0 million of corporate restructuring charges recognized in the third quarter of 2008, $0.7 million of fees paid in 2008 for borrowing facility transactions that were not consummated, as well as decreases in occupancy, travel and employee recruitment expenses.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX (BENEFIT) PROVISION

Net operating income before net investment losses, gains on extinguishment of debt and income tax (benefit) provision for the nine months ended September 30, 2009 totaled $28.8 million, compared with $47.2 million for the nine months ended September 30, 2008. This decrease is due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

During the nine months ended September 30, 2009, DNOI was $34.4 million, or $0.46 per share, compared to $52.7 million, or $0.74 per share, for the nine months ended September 30, 2008. The following table shows a reconciliation of our reported net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision to DNOI for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
(in thousands, except per share data)	2009	2008
Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision	$28,769	$47,230
Amortization of employee restricted stock awards	5,603	5,494	(b)

DNOI	$34,372	$52,724

Weighted-average common shares outstanding—basic and diluted	74,588	71,526
Loss per common share—basic and diluted	$(0.71)	$(1.87)
Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision per common share—basic and diluted	$0.39	$0.66
DNOI per common share—basic and diluted(a)	$0.46	$0.74

(a)

DNOI is net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision, as determined in accordance with GAAP, adjusted for amortization of employee restricted stock awards. Amortization of employee restricted stock awards represents a non-cash company expense. DNOI includes PIK, interest and dividend income that generally are not payable on a regular basis, but rather at maturity or when declared. DNOI is not an alternative to measures computed in accordance with GAAP, such as net operating income, net income, earnings per share and cash flows. Instead, DNOI is a non-GAAP metric that provides supplemental information about our business performance to consider together with GAAP measures.

(b)

Includes $88 of amortization of employee restricted stock awards associated with our corporate restructuring. These expenses are reported as general and administrative expenses on our Consolidated Statements of Operations.

NET INVESTMENT LOSS BEFORE GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX (BENEFIT) PROVISION

The following table summarizes our realized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the nine months ended September 30, 2009:

(in thousands)		Nine months ended September 30, 2009
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss)/ Gain
Total Sleep Holdings, Inc.	Healthcare	Control	$—	$(23,665)	$—	$(23,665)
TNR Holdings Corp.	Entertainment	Control	(36,697)	(15,801)	36,889	(15,609)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(6,982)	—	(6,982)
Jenzabar, Inc.	Technology	Non-affiliate	—	(6,258)	—	(6,258)
NPS Holdings Group, LLC	Business Services	Control	(1,580)	(5,040)	1,574	(5,046)
Avenue Broadband LLC	Cable	Control	—	(4,556)	—	(4,556)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(4,315)	—	(4,315)
VOX Communications Group Holdings, LLC	Broadcasting	Non-affiliate	—	(4,299)	—	(4,299)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(3,433)	—	(3,433)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(3,066)	—	(3,066)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(2,849)	—	(2,849)
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-affiliate	—	(2,784)	—	(2,784)
Xpressdocs Holdings, Inc.	Business Services	Non-affiliate	—	(2,558)	—	(2,558)
Stratford School Holdings, Inc.	Education	Affiliate	—	(2,538)	—	(2,538)
Intran Media, LLC	Other Media	Control	—	(1,545)	—	(1,545)
Construction Trailer Specialists, Inc.	Auto Parts	Non-affiliate	—	(1,481)	—	(1,481)
Cleartel Communications, Inc.	Communications	Control	—	(1,352)	—	(1,352)
CEI Holdings Inc.	Cosmetics	Non-affiliate	(3,190)	(926)	3,179	(937)
Flexsol Packaging Corp.	Plastic Products	Non-affiliate	(2,821)	(847)	2,772	(896)
Orbitel Holdings, LLC	Cable	Control	—	2,066	—	2,066
Cyrus Networks, LLC	Business Services	Non-affiliate	—	1,406	—	1,406
LMS Intellibound Investors, LLC	Logistics	Control	16,257	—	(15,065)	1,192
JetBroadband Holdings, LLC	Cable	Control	—	1,149	—	1,149
XFone, Inc.	Communications	Affiliate	(1,969)	—	1,969	—
Other			128	1,420	97	1,645

Total			$(29,872)	$(88,254)	$31,415	$(86,711)

As shown in the above table, we recorded $23.7 million of unrealized depreciation on Total Sleep Holdings, Inc., primarily resulting from company performance. In addition, we recorded a $36.7 million realized loss on TNR and $15.8 million unrealized depreciation, which was partially offset by the reversal of $36.9 million of unrealized depreciation resulting in a $15.6 million net loss on this investment. Also, we realized a $16.3 million gain on LMS, which was partially offset by the reversal of $15.1 million of unrealized appreciation, which resulted in a $1.2 million net gain. These changes and the remaining unrealized depreciation shown in the above table resulted predominantly from a change in the performance of certain of the portfolio companies, and, to a lesser extent, the comparable multiples that we used to estimate the fair value of the investments.

The following table summarizes our realized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the nine months ended September 30, 2008:

(in thousands)			Nine months Ended September 30, 2008
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net Gain/ (Loss)
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(52,242)	$—	$(52,242)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(36,300)	—	(36,300)
Cleartel Communications, Inc.	Communications	Control	—	(33,243)	—	(33,243)
Working Mother Media, Inc.	Publishing	Control	(20,750)	(7,089)	15,404	(12,435)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(12,309)	—	(12,309)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(8,053)	—	(8,053)
Intran Media, LLC	Other Media	Control	—	(6,843)	—	(6,843)
National Product Services, Inc.	Business Services	Control	—	(6,111)	—	(6,111)
JetBroadband Holdings, LLC	Cable	Control	—	(5,232)	—	(5,232)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(4,668)	—	(4,668)
Philadelphia Newspapers, LLC	Newspaper	Non-affiliate	—	(4,228)	—	(4,228)
Coastal Sunbelt, LLC	Food Services	Control	—	(4,127)	—	(4,127)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(3,708)	—	(3,708)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(3,210)	—	(3,210)
Orbitel Holdings, LLC	Cable	Control	—	(2,533)	—	(2,533)
Cruz Bay Publishing, Inc.	Publishing	Non-affiliate	—	(1,497)	—	(1,497)
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	—	(1,481)	—	(1,481)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(1,240)	—	(1,240)
Teleguam Holdings, LLC	Communications	Non-affiliate	—	(1,232)	—	(1,232)
G&L Investment Holdings, LLC	Insurance	Non-affiliate	—	(1,205)	—	(1,205)
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-affiliate	—	(1,017)	—	(1,017)
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	(1,003)	—	(1,003)
Stratford School Holdings, Inc.	Education	Affiliate	—	7,356	—	7,356
Avenue Broadband LLC	Cable	Control	—	6,128	—	6,128
LMS Intellibound Investors, LLC	Logistics	Control	—	4,894	—	4,894
MCI Holdings LLC	Healthcare	Non-affiliate	—	4,162	—	4,162
Jenzabar, Inc.	Technology	Non-affiliate	—	3,729	—	3,729
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	5,344	2,169	(5,503)	2,010
JUPR Holdings, Inc.	Information Services	Control	5,994	1,714	(5,958)	1,750
Other			284	(6,759)	(247)	(6,722)

Total			$(9,128)	$(175,178)	$3,696	$(180,610)

As shown in the preceding table, we recorded $52.2 million of unrealized depreciation on Broadview during the nine months ended September 30, 2008, primarily attributable to of a reduction in the comparable multiples used in the estimate of the fair value of Broadview. We also took a $36.3 million unrealized loss on Jet Plastica Investors, LLC, or Jet Plastica, during the nine months ended September 30, 2008. This loss on Jet Plastica is related primarily to substantial increases in Jet Plastica’s raw materials cost, which was caused by significant increases in oil prices. We believe we may recover part, or all of this loss, if Jet Plastica is able to recover cost increases and improve its financial performance. We recorded a $33.2 million unrealized loss on Cleartel, which brings the fair value of our investment in Cleartel to zero. The remaining net unrealized depreciation changes predominantly resulted from a reduction in the comparable multiples used to estimate the fair value of the investments and, to a lesser extent, the performance of some portfolio companies.

GAIN ON EXTINGUISHMENT OF DEBT

In January 2009, we repurchased $7.5 million of collateralized loan obligations for $2.1 million that previously had been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1. As a result of this purchase, we recognized a $5.4 million gain on extinguishment of debt during the nine months ending September 30, 2009. Partially offsetting this gain was $0.4 million of premiums we incurred when we repurchased $18.5 million of our private placement notes.

INCOME TAX (BENEFIT) PROVISION

During the nine months ended September 30, 2009, we recorded a $0.3 million income tax benefit compared to a $0.6 million income tax provision during the nine months ended September 30, 2008. Our income taxes primarily relate to unrealized gains and losses on our investments and the performance of certain of our investments that are held in taxable subsidiaries.

NET LOSS

During the nine months ended September 30, 2009, we incurred a $52.6 million net loss, compared to a $133.9 million net loss during the nine months ended September 30, 2008. The decrease in net loss is attributable to the items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•

Cash and cash equivalents represents unrestricted cash including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with maturities of 90 days or less. As of September 30, 2009 and December 31, 2008, we had $47.2 million and $46.1 million, respectively, in cash and cash equivalents. By October 29, 2009, this balance rose to $49.9 million. During 2008 and in January 2009, we invested cash on hand in interest bearing deposit accounts. However, beginning in February 2009, we maintained our cash on hand in non-interest bearing accounts, which are fully insured by the U.S. Federal Deposit Insurance Corporation, or FDIC, through December 31, 2009 under the FDIC’s Temporary Liquidity Guarantee Program.

•

Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. In other cases, we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash on hand and availability under our debt facilities to cover current funding requirements and operational needs. As of September 30, 2009 and December 31, 2008, we had $68.4 million and $37.5 million, respectively, in cash, securitization accounts. By October 29, 2009, this balance had decreased to $57.2 million.

•

Cash, restricted includes cash held for regulatory purposes and cash that we have received that is earmarked for transfer into our cash securitization accounts. The largest component of restricted cash is represented by cash held by Solutions Capital I, LP, our SBIC, which generally is restricted to the origination of new loans from our SBIC. As of September 30, 2009 and December 31, 2008, we had $20.8 million and $1.0 million of restricted cash, respectively. As of October 29, 2009, this balance was $20.8 million.

For the nine months ended September 30, 2009, our operating activities provided $120.6 million of cash and cash equivalents, compared to $122.6 million during the same period in 2008, which represents a $2.0 million decrease. For the nine months ended September 30, 2009, our financing activities used $119.5 million of cash, compared to $126.6 million during the same period in 2008. This $7.1 million decrease in cash used by financing activities was due primarily to a $48.3 million net increase in cash held in securitization and restricted cash accounts and a $78.1 million decrease in distributions paid. These amounts were partially offset by a $35.0 million decrease in net payments on borrowings and $57.1 million decrease in issuance of common stock, net of costs.

We believe our current liquidity, combined with our future cash flows from operations and expected monetizations should provide sufficient liquidity to meet our operating expenses during the upcoming year.

CURRENT MARKET CONDITIONS

The United States has been in a recession since 2007, which has had a severe adverse impact on many companies. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets. During the nine months ended September 30, 2009, consumer confidence continued to deteriorate and unemployment figures increased. However, in recent months, certain economic indicators have shown modest improvements and our financial performance has improved compared to previous quarters.

Consistent with other companies in the financial services sector, we have been affected adversely by many of these events. The availability of debt and equity capital continues to be constrained. While the price of our stock rose from $0.71 as of December 31, 2008 to $4.19 as of September 30, 2009, our stock was trading at 52.0% of our NAV as of September 30, 2009, thereby making it undesirable to issue new equity. In addition, the deterioration in consumer confidence and a general reduction in spending by both consumers and businesses have had an adverse effect on a number of the industries in which some of our portfolio companies operate and has led to an overall reduction in many of the comparable multiples that we use to estimate the fair value of certain companies in our investment portfolio. Consequently, during the nine months ended September 30, 2009, we recorded $118.1 million of net realized and unrealized losses, resulting from the performance of certain portfolio companies and a reduction in comparable multiples and market pricing used to estimate the fair value of our investments. The $118.1 million of net realized and unrealized losses includes a $36.7 million realized loss and $15.8 million unrealized depreciation on TNR and $23.7 million unrealized depreciation on Total Sleep. These net realized and unrealized losses were partially offset by $31.4 million reversal of unrealized depreciation, including $36.9 million on the sale of our investment in TNR in April 2009.

During 2009, we continued to monitor evolving economic events and execute measures instituted in 2008 to retain liquidity, meet the requirements of BDC regulations and debt agreements, and reduce expenditures. We recognize that many of these measures have been difficult for our stockholders, our employees and our portfolio companies. Nonetheless, we believe these actions continue to be necessary actions to preserve capital and liquidity during this turbulent economic period. If we are able to meet our goals with respect to leverage levels, unrestricted cash balances and credit agreement limitations, we will evaluate on a quarterly basis the potential repurchase of equity and additional debt securities at a discount, if available, and the resumption of stockholder distributions.

LIQUIDITY AND CAPITAL RESOURCES

The current capital markets continue to be challenging for most companies in the financial services sector, including MCG. Despite these challenges, we have been successful during the nine months ended September 30, 2009 in maintaining reasonable levels of unrestricted cash, while reducing our outstanding borrowings by $68.1 million. We achieved these results largely because of a number of initiatives that we initiated beginning in 2008. Once we meet our liquidity and capital objectives, we may consider debt and equity repurchases, subject to the limitations set forth in the 1940 Act and our borrowing facilities, and we expect to evaluate the resumption of dividends in the future.

Beginning in the third quarter of fiscal 2008, we announced that we were implementing a strategic plan that was aimed at preserving our capital base and building our liquidity during one of the most tumultuous periods in the nation’s economic history. To achieve these goals, the 2008 plan set forth a number of major initiatives including the suspension of new loan activities to preserve our liquidity; opportunistic monetizations of certain debt and equity investments to build our cash reserve and deleverage our balance sheet; renegotiation of our borrowing agreements to provide continuing financing and relief from certain restrictive covenants; repurchase of certain of our collateralized loan obligations whose fair value was well below par; and significant reductions in general and administrative expenses, including a 27% reduction in workforce, the closure of nonessential facilities and base salary freezes for essentially all employees. To further preserve capital, our 2008 plan included the suspension of dividend distributions for the third and fourth quarters of 2008 and provided that we would pay the statutory minimum dividend to maintain our RIC status during 2009. Due to anticipated loss transactions in the fourth quarter of 2009, we do not expect there will be any required distributions.

We believe that our execution of the actions set forth in the 2008 strategic plan has helped us to begin to rebuild value for our stockholders. The balance of cash in our securitization and restricted accounts has increased from $38.5 million as of December 31, 2008 to $89.2 million as of September 30, 2009 and we maintained a $47.2 million unrestricted cash and cash equivalents as of September 30, 2009. In February 2009, we successfully renegotiated three of our borrowing facilities to provide us with continuing debt financing, relief from key covenants and repayment provisions that were tied to our monetization of assets. Subsequently, in October 2009, we were able to renegotiate with holders of our unsecuritized Series 2005-A and Series 2007-A privately-placed notes to, among other things, extend the maturity of the Series 2005-A notes from October 2010 to October 2011. In effect, other than repayments that we must make when we monetize assets, our next maturity is August 2011. These efforts, combined with the monetization of $216.1 million of portfolio investments at close to their carrying value, have reduced our leverage and improved our BDC asset coverage ratio from 201% as of December 31, 2008 to 214% as of October 29, 2009.

While the execution of our 2008 strategic plan, combined with modest improvements in certain economic indicators, have produced these positive results, we continue to be cautious about the stability of the economy and the potential for further near-term economic growth. As such, in the third quarter of 2009 we undertook a comprehensive strategic study to review our historical performance and to develop a multi-year strategic plan. While management continues to be cautious about the state of the economy we believe that we can increase stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities. As we execute this plan over the next several years, we plan to continue to monetize our equity portfolio, which has an average annual earnings yield of 1.9%, and redeploy that capital and cash held in securitization and restricted accounts into debt securities with interest yields that are expected to increase our operating income and support the reinstitution and future growth of distributions to our stockholders. As we execute on this monetization strategy, we will continue to focus on preserving our NAV and enhancing the overall return profile on our investment capital. We estimate this component of our strategy will reduce our investment in equity securities to no more than 20% of the fair value of our total portfolio over the next few years. We generally expect to limit our future investing activities to debt investments until such time that we have closed the valuation gap between our stock price and our NAV and can validate the performance returns of our existing equity portfolio. We do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future. When making new investments we expect to underwrite credit in a manner consistent with our expectation that macro economic conditions will be under pressure for extended period of time. Over time, if we can meet our goals with respect to leverage levels and unrestricted cash balances, we will seek to potentially repurchase equity and additional debt securities, subject to the limitations set forth in our private placement borrowing agreements. To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon a quarterly assessment of cash earnings, liquidity, statutory distribution requirements, asset coverage ratio and our borrowing agreements.

The following described below is a detailed discussion of the major initiatives that we undertook to implement our 2008 strategic plan and how we will redirect each of these initiatives as we implement the 2009 strategic plan:

•

Investment Opportunities—Beginning in 2008, we suspended new loan and equity origination activities, however, during the third quarter of 2009, we completed a strategic review and concluded that we will begin to evaluate opportunities for new investments. We expect to focus on new debt investment opportunities, and do not expect to make significant investments in control companies beyond those that currently are in our investment portfolio for the foreseeable future.

•

Monetizations—Since the second half of 2008, we have focused on the monetization of certain debt and equity investments in our portfolio to deleverage our balance sheet and build cash reserves. During the nine months ended September 30, 2009, we successfully monetized $124.0 million of our portfolio investments (at close to our carrying value). These monetizations include the sale of our equity investment in LMS in February 2009 for $40.5 million, or $16.3 million and $4.1 million above the most recently reported cost and fair value; respectively, as well as the $10.2 million prepayment of our subordinated debt investment in LMS at par in June 2009. Other monetizations completed during the first three quarters of 2009, include the February 2009 repayment of our $21.5 million second-lien debt investment in Dayton Parts Holding, LLC at par and $0.9 million above its most previously reported fair value; and the June 2009 repayment of our $18.7 million senior debt investment in Cervalis, LLC at par and $0.4 million above the most recently reported fair value. In April 2009, we monetized our senior debt and equity investment in TNR for $11.6 million in April 2009. Our monetization of TNR represents a distressed sale, which was completed at 23.8% and 42.3% of our most recently reported cost and fair value, respectively, which we exited after three major customers notified TNR that they did not intend to renew their contracts. In addition, in August 2009, we sold our equity investment in Coastal Sunbelt Holdings, Inc., for $15.2 million, or 98% of its most recently reported cost and fair value. A comprehensive list of 2009 monetization activity is included in the Portfolio Composition and Investment Activity section of this Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

In 2008, we successfully monetized $155.6 million of our portfolio assets, including $92.1 million of monetizations (at close to our carrying value) during the second half of the year. Since initiating our deleveraging initiatives in July 2008, we have completed a total of $216.1 million of investment monetizations, including 22 monetizations that were completed at 105.8% and 99.5% of their most recently reported cost and fair value, respectively, as well as the TNR distressed sale at 23.8% and 42.3% of its most recently reported cost and fair value, respectively.

Under our strategic plan, we plan to identify opportunities to monetize lower-yielding equity investments and redeploy the proceeds to higher-yielding debt investments intended to improve our operating income. The timing of such monetizations depends largely upon future market conditions. We are under no contractual or other obligation to monetize assets at specified times, levels or prices.

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

In exchange for these concessions, we agreed to increase the interest rates paid for borrowings under these facilities and to apply a portion of the proceeds from future monetizations to reduce the outstanding borrowings and the borrowing capacity under these facilities. In addition, our borrowing commitment under the secured warehouse facility was reduced from $250.0 million to $190.0 million. As of September 30, 2009, we had $164.6 million outstanding under this facility. These amendments will provide us with continuing debt financing and the repayment terms that we established for these facilities, which are generally tied to future monetizations, provide a contingency-based mechanism for us to repay a portion of these obligations as liquidity becomes available. On May 4, 2009, we elected to repay our unsecured revolving line of credit prior to the May 29, 2009 maturity of this facility.

In October 2009, the terms of our Series 2005-A and Series 2007-A unsecured privately-placed notes were amended, which, in part, included an extension of the scheduled maturity of the Series 2005-A notes by one year to October 11, 2011. The interest rate for the Series 2005-A notes was also increased by 100 basis points to 9.98%. The percentage of net cash proceeds of any monetization of unencumbered investment assets to be swept to reduce amounts outstanding under the Unsecured Notes was increased by 5% to 45% after the secured warehouse facility receives $7.5 million of net proceeds pursuant to its required 7.5% sweep. The interest rate and maturity of the Series 2007-A notes remains unchanged.

The amendments provided for a prepayment totaling $5.0 million to the holders of the Series 2005-A notes and the Series 2007-A notes that was prorated based upon their respective outstanding principal balances. Immediately following this payment, the principal balances of the Series 2005-A notes and the Series 2007-A notes was $34.3 million and $17.2 million, respectively.

•

Corporate Restructuring—In August 2008, we announced the implementation of a corporate restructuring that resulted in lower incentive compensation for our executives, a 27% reduction in our workforce and the closure of certain facilities. Subsequent to the August 2008 reduction in force, ten employees have left MCG, whom we do not expect to replace. As of November 4, 2009, including our reduction in force and voluntary terminations, we have reduced the workforce from 101 to 66, or 35%, since we began our cost reduction initiatives. To further control our employee compensation expense, we implemented a salary freeze for virtually all personnel for 2009. We expect to pursue additional cost-saving measures and we plan to manage our expense base relative to our asset size as the portfolio decreases through monetizations.

•	Dividend Suspension—We did not declare dividends during the nine months ended September 30, 2009. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which could result in a significant reduction to our statutorily required dividend payment in 2009. In order to preserve capital, we have committed to pay the statutory minimum dividend for 2009 to maintain our RIC status. Due to anticipated loss transactions in the fourth quarter of 2009, we do not expect there will be any required distributions. We will make our decisions with respect to the actual level of 2010 dividends on a quarter-by-quarter basis during 2010, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision. Variables that could affect dividend levels for 2010 to meet our RIC requirements include the actual timing of gains and losses for tax purposes, equity investment monetizations and net operating income.

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

In addition to being able to extinguish this debt for less than 27% of the principal amount of the associated notes, our interest expense will be reduced by approximately $0.6 million of annual interest expense, based on the LIBOR in effect as of September 30, 2009, over the remaining life of the Commercial Loan Trust 2006-1 facility.

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

			September 30, 2009		December 31, 2008
(dollars in thousands)	Maturity Date		Potential Maximum Borrowing	Amount Outstanding	Potential Maximum Borrowing	Amount Outstanding
Unsecured Notes
Series 2005-A	October 2010	(a)	$37,641	$37,641	$50,000	$50,000
Series 2007-A	October 2012		18,820	18,820	25,000	25,000

Commercial Loan Funding Trust Facility
Class A Variable Funding Certificate	August 2011	(b)	175,648	164,566	218,750	162,219
Class B Variable Funding Certificate	August 2011	(b)	—	—	31,250	24,950

Term Securitizations
Series 2006-1 Class A-1 Notes	April 2018		106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018		50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018		85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018		58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(c)	April 2018		45,000	40,000	45,000	40,000
Series 2006-1 Class D Notes(d)	April 2018		47,500	29,880	47,500	37,380

Unsecured Revolving Line of Credit(e)	May 2009		—	—	70,000	44,500

SBIC (Maximum borrowing potential)(f)	(g)		130,000	27,600	130,000	2,600

Total borrowings			$754,609	$568,507	$917,500	$636,649

(a)	On October 28, 2009, the Series 2005-A and Series 2007-A Unsecured Notes were amended, which, in part, extended the maturity date of the Series 2005-A Unsecured Notes to October 2011.
(b)

Renewable each February at the lender’s discretion. The lender provided this renewal in February 2009. At that time, the final legal maturity became August 2011. In conjunction with additional collateral transferred to this facility in February 2009, the Class B advances were retired.

(c)

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

(e)	On May 4, 2009, we repaid the balance of this facility.
(f)

As of September 30, 2009, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of September 30, 2009. Based on our funded capital, Solutions Capital I, LP may, subject to the SBA’s approval, borrow up to an additional $28.3 million to originate investments. To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $46.4 million. In February 2009, the American Recovery and Reinvestment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to SBIC companies up to $150.0 million.

(g)

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

Our asset coverage ratio increased to 212% as of September 30, 2009 and had increased to 214% as of October 29, 2009. We have $28.3 million of unused, previously funded borrowing capacity remaining in our SBIC subsidiary subject to the SBA’s approval that is exempt from the asset coverage ratio requirements.

As of September 30, 2009, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

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

Unsecured Notes. In October 2005, we issued $50.0 million of Series 2005-A unsecured notes, at a fixed interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of Series 2007-A unsecured notes at a fixed interest rate of 6.71% per annum. Both of these tranches are five-year notes that require semi-annual interest payments. We issued these notes through private placements with Bayerische Hypo-Und Vereinsbank, AG, New York Branch, or HVB, acting as the placement agent. In February 2009, these notes were amended. In connection with these amendments, MCG and the noteholders agreed to a number of modifications to the terms of the notes, including certain financial covenants. The minimum asset coverage ratio that we are required to maintain has been lowered from 200% to 180% effective as of December 31, 2008. The minimum consolidated stockholders’ equity requirement was reduced from $642.9 million prior to December 31, 2008 to $500.0 million effective as of and after December 31, 2008. The cross-default provisions were modified so that defaults of indebtedness by certain direct and indirect subsidiaries, including Solutions Capital I, L.P. and the special purpose subsidiaries relating to the 2006-1 term securitization and our secured warehouse credit facility, would not constitute defaults under the unsecured notes, as long as we (the parent company) or any other subsidiary that is not a non-recourse financing subsidiary are not liable for the repayment of such indebtedness. The amendments also require us to offer to repurchase the unsecured notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased. The interest rate for the Series 2005-A unsecured notes, increased from 6.73% to 8.98%. The interest rate for the Series 2007-A unsecured notes, increased from 6.71% to 8.96%. Subsequently, on October 28, 2009, the terms of our Series 2005-A and Series 2007-A unsecured privately-placed notes were amended. In connection with this amendment, MCG and the noteholders agreed to a number of modifications, including an extension of the maturity date for the Series 2005-A notes by one year to October 11, 2011. The interest rate for these notes was also increased 100 basis points to 9.98%. The 8.96% interest rate and October 2012 maturity on the Series 2007-A notes remains unchanged.

On May 4, 2009, we repaid our revolving line of credit. Prior to that repayment, we were required to use 60% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the unsecured notes and the revolving line of credit on a pro rata basis, based on then-outstanding amounts. After such repayment, we agreed to direct 40% of such net monetization proceeds from unencumbered asset sales as and when such sales occur to the repurchase of the notes, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%. The previously mentioned October 2009 amendments increased the percentage of net cash proceeds that we receive from any sale of unencumbered assets that we must use to reduce amounts outstanding on the unsecured notes by 5% to 45% after the secured warehouse facility receives $7.5 million of net proceeds pursuant to its 7.5% sweep requirement. This amendment did not make any changes to the percentage of proceeds that must be used to reduce outstanding borrowings in the case of a default in respect to non-recourse subsidiary debt.

The following table summarizes the reductions in the borrowing capacity from monetization proceeds during the nine months ended September 30, 2009:

(in thousands)	Quarter Ended	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment
Unsecured Note Series
2005-A	March 31, 2009	$5,314	$44,686
	June 30, 2009	3,128	41,558
	September 30, 2009	3,917	37,641

2007-A	March 31, 2009	2,658	22,342
	June 30, 2009	1,564	20,778
	September 30, 2009	1,958	18,820

As of September 30, 2009, the outstanding balances under the Series 2005-A and Series 2007-A unsecured notes were $37.6 million and $18.8 million, respectively. The October 2009 amendment provided that we would make a payment totaling $5.0 million to the holders of the Series 2005-A notes and the Series 2007-A notes that would be prorated based upon their respective outstanding principal balances. Immediately following this payment, the principal balances of the Series 2005-A notes and the Series 2007-A notes were $34.4 million and $17.2 million, respectively. In connection with the February 2009 amendments to the unsecured notes we also agreed to limit the amount of debt from the 2006-1 term securitization and our common stock that we may repurchase. For every $5.0 million of unsecured notes we offer to purchase, we may repurchase $2.5 million of debt from the 2006-1 term securitization. Once we have offered to purchase $35.0 million in unsecured notes, then we may also repurchase $1.0 million in shares of our common stock for every $5.0 million increment of unsecured notes offered to be repurchased, provided that the amount of permitted 2006-1 debt repurchases shall be reduced by the amount of any MCG common stock repurchases made. We paid to the holders of the unsecured notes an amendment fee of $375,000, or 0.50%.

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

In February 2009, SunTrust renewed its annual liquidity commitment for this facility. We paid a $2.4 million, or 1.25%, facility fee for this renewal. In connection with this renewal, a number of modifications were made to the warehouse facility terms, including a reduction in the facility borrowing commitment from $250.0 million to $190.0 million. In conjunction with this reduction, the Class B VFC was retired. The legal final maturity date is now August 2011, subject to contractual terms and conditions. The amendment also eliminated the requirement for a six-month standstill upon non-liquidity renewal. If a new agreement or extension is not executed by February 2010, the warehouse facility enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed through the facility. The facility is funded by third parties through the commercial paper market with SunTrust providing a liquidity backstop, subject to SunTrust’s annual liquidity commitment.

Advances under the Class A VFC may be up to 64% of eligible collateral. The warehouse facility is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the warehouse facility may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the collateral under the MCG Commercial Loan Funding Trust as of September 30, 2009 and December 31, 2008.

(dollars in thousands)	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Securitized assets
Senior secured debt	$162,070	60.1%	$164,188	64.3%
Subordinated secured debt	107,428	39.9	91,347	35.7

Total securitized assets	$269,498	100.0%	$255,535	100.0%

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

The following table summarizes the reductions in the facility borrowing limit from monetization proceeds:

(in thousands)	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment
Quarter ended
March 31, 2009	$1,491	$188,509
June 30, 2009	2,894	185,615
September 30, 2009	9,967	175,648

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

All of the notes are secured by the assets of MCG Commercial Loan Trust 2006-1. The following table summarizes the assets securitization under this facility as of September 30, 2009 and December 31, 2008:

(dollars in thousands)	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Securitized assets
Senior secured debt	$210,196	58.6%	$224,661	56.7%
Subordinated secured debt	148,335	41.4	171,914	43.3

Total securitized assets	$358,531	100.0%	$396,575	100.0%

We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period ending in April 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured, and in certain instances, unsecured commercial loans. The remaining 45% must be senior secured commercial loans.

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

Unsecured Revolving Line of Credit. In June 2008, we entered into an agreement, effective May 30, 2008, for a one-year unsecured revolving line of credit facility with a $70.0 million commitment. SunTrust Bank acted as the agent for this facility and SunTrust Robinson Humphrey, Inc. acted as arranger for this facility. Originally, SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.; Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million. Advances under this facility bore interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate was less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts. We used this facility for: the origination of loans to, and investments in, primarily middle-market companies; repayment of indebtedness; working capital; and other general corporate purposes. In February 2009, the unsecured revolving line of credit agreement was amended to reduce the maximum borrowing limit from $70.0 million to $35.0 million and increase the interest rate on borrowings under this facility to LIBOR plus 400 basis points from LIBOR plus 275 basis points. The amendment also reduced the minimum stockholders’ equity requirements from $650.0 million prior to December 31, 2008 to $500.0 million plus 50% of the proceeds from post-amendment date equity issuances for the periods ending as of and after December 31, 2008. In addition, we agreed to maintain minimum cash and cash equivalents of $12.5 million at all times and a quarterly cash coverage ratio of not less than 1.25 to 1.00. We were required to direct a portion of any monetization proceeds to pay down debt. Up to 60% of the net proceeds of any sale by us or unencumbered investment assets were used to reduce amounts outstanding under the revolving line of credit and our unsecured notes on a pro rata basis, based on then-outstanding amounts. All asset monetizations were at our sole discretion based upon the economic merits of any proposed transaction. Dividends payable in cash with a declared payment date prior to July 1, 2009 were limited to the minimum amount required for us to maintain our status as a RIC. On May 4, 2009, we repaid this facility in full in advance of its May 29, 2009 maturity.

SBIC Debentures. In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, LP. Solutions Capital I, LP has a license from the SBA to operate as an SBIC under the Small Business Investment Act of 1958, as amended. As of September 30, 2009, the license gave Solutions Capital I, LP the potential to borrow up to $130.0 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures and approvals. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $130.0 million potential borrowing for which we have been approved under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of September 30, 2009. Based on our current funded capital, Solutions Capital I, LP may, subject to the SBA’s approval, borrow up to an additional $28.3 million to originate new investments. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $46.4 million.

The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage to available SBIC companies to up to $150.0 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008. Solutions Capital I, LP would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through September 30, 2009. As of September 30, 2009 and December 31, 2008, we had $30.6 million and $27.8 million, respectively, of investments and we had $20.8 million and $0.8 million, respectively, of restricted cash to be used for investments in our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of September 30, 2009, the SBIC had $27.6 million outstanding summarized in the following table:

	Amount Outstanding
(dollars in thousands)	September 30, 2009	December 31, 2008	Rate		Treasury Rate at Pooling Date	Spread in basis points
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	—	5.34%	Fixed	2.81%	253
2009-10B	13,000	—	4.95%	Fixed	3.44%	151

Total	$27,600	$2,600	5.19%		3.16%	203

In October 2008, we received exemptive relief from the SEC, which effectively allows us to exclude debt issued by Solutions I, L.P. from the calculation of our consolidated BDC asset coverage ratio.

The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the nine months ended September 30, 2009 and 2008:

(dollars in thousands)	Nine months ended
	September 30, 2009	September 30, 2008
Weighted average borrowings	$602,893	$707,344
Average LIBOR	0.83%	2.98%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.50	1.68
Impact of amortization of deferred debt issuance costs	0.69	0.32

Total cost of funds	4.02%	4.98%

The 4.0% weighted-average cost of funds for the nine months ended September 30, 2009 was 96 basis points less than the same period in 2008. This decrease resulted from a 215 basis point decrease in average LIBOR, partially offset by an 82 basis point increase in the average spread to LIBOR and a 37 basis point increase in the impact of amortization of deferred debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES—COMMON STOCK

We are a closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV of such stock unless our stockholders approve such a sale and our board of directors makes certain determinations. On June 17, 2009, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings up to an aggregate of 10 million shares. This proposal permits us to issue securities that may be converted into or exercised for shares of our common stock at a conversion or exercise price per share not less than our current market price at the date such securities are issued. This conversion or exercise price may, however, be less than our NAV per share at the date such securities are issued or the date such securities are converted into or exercised for shares of our common stock. The approval expires on the earlier of June 17, 2010 or the date of our 2010 Annual Meeting of Stockholders.

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

During the nine months ended September 30, 2009, we awarded zero and 22,500 shares of restricted stock to employees and non-employee directors, respectively. During the nine months ended September 30, 2009, the forfeiture provision lapsed on 324,000 shares of restricted stock pursuant to the Amended and Restated 2006 Employee Restricted Stock Plan’s, or the 2006 Plan’s, time and service requirements.

On July 23, 2009, our board of directors approved the LTIP. The LTIP is a three-year incentive compensation plan that provides our executive officers and certain key non-executive employees the opportunity to receive a total of up to an aggregate of 865,000 shares of our restricted common stock and up to $5.2 million of cash awards upon, among other things, achievement of specified MCG share price thresholds for our common stock within the LTIP’s 36-month performance period.

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

As of September 30, 2009, we had unused commitments to extend credit to our portfolio companies of $38.7 million, which are not reflected on our balance sheet, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will liquidity sufficient to fund, as necessary, requests to draw on these unfunded commitments.

(in thousands)	As of September 30, 2009
Unused commitments to portfolio companies	Non- Affiliate Investments	Affiliate Investments	Control Investments	Total
Revolving credit facilities	$23,047	$11,650	$2,469	$37,166
Other	108	—	1,394	1,502

Total unused commitments to portfolio companies	$23,155	$11,650	$3,863	$38,668

From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of September 30, 2009, we had $2.0 million of guarantees.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of September 30, 2009:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations	$319,880	$—	$—	$—	$319,880
Commercial loan funding trust facility(b)	164,566	2,036	162,530	—	—
Unsecured notes	56,461	—	37,641	18,820	—
SBIC	27,600	—	—	—	27,600

Total borrowings	568,507	2,036	200,171	18,820	347,480
Operating Leases	7,539	2,350	4,402	787	—

Total contractual obligations	$576,046	$4,386	$204,573	$19,607	$347,480

(a)	Excludes the unused commitments to extend credit to our customers of $38.7 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility are listed based on the contractual maturity due to the revolving nature of the facility.

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

In accordance with GAAP, the unused portions of these commitments are not recorded on our Condensed Consolidated Balance Sheets. The following table summarizes the nominal dollar balance and the fair value of unused commercial loan commitments, guarantees and standby letters of credit as of September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009	December 31, 2008
Unused loan commitments(a)	$38,668	$43,393
Guarantees	2,000	5,833
Standby letters of credit	—	97

(a)      Estimated fair value of unused loan commitments as of both September 30, 2009 and December 31, 2008 was $0.2 million, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties.

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

We met our distribution requirements as a RIC for 2008 and will monitor distribution requirements for 2009 in order to ensure compliance under Subchapter M of the Internal Revenue Code. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which will significantly reduce our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009. Due to anticipated loss transactions in the fourth quarter of 2009, we do not expect there will be any required distributions. We will make decisions with respect to the actual level of 2010 dividends on a quarter-by-quarter basis during 2010, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, monetizations, our liquidity and our BDC asset coverage ratio at the time of such decision.

Each year, we mail statements on Form 1099-DIV to our stockholders, which identify the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. For the fiscal years ended December 31, 2008, 2006, 2005, 2004, and 2003 a portion of the distributions to our stockholders was deemed a return of capital. None of the distributions to stockholders during the fiscal year ended December 31, 2007 was deemed a return of capital. We did not declare a dividend during the nine months ended September 30, 2009. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

The following table reconciles GAAP net loss to taxable net income (loss) for the nine months ended September 30, 2009 and the year ended December 31, 2008:

(in thousands)	Nine months ended September 30, 2009	Year ended December 31, 2008
Net loss	$(52,624)	$(191,245)
Difference between book and tax losses on investments(a)	(14,784)	(73,272)
Net change in unrealized depreciation on investments not taxable until realized	56,839	248,218
Capital losses in excess of capital gains	34,985	—
Timing difference related to deductibility of long-term incentive compensation	4,399	6,642
Taxable interest income on non-accrual loans(b)	18,307	2,051
Dividend income accrued for GAAP purposes that is not yet taxable	(4,815)	(19,972)
Distributions from taxable subsidiaries	74	483
Federal tax (benefit) provision	(293)	789
Other, net	292	4,181

Taxable income (loss) before deductions for distributions	$42,380	$(22,125)

(a)	Results for the year ended December 31, 2008, primarily reflect the write-off, for tax purposes, of the common stock of Cleartel.
(b)

Results for the year ended December 31, 2008, reflect the reversal of interest that we previously recognized on non-accrual loans of a portfolio investment that we liquidated. We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

CRITICAL ACCOUNTING POLICIES

These Condensed Consolidated Financial Statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. The following section describes our accounting policies associated with the valuation of our portfolio of investments. For a full discussion of our other critical accounting policies and estimates, see Managements and Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

VALUATION OF INVESTMENTS

We determine the value of each investment in our portfolio on a quarterly basis. Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available; and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. As of September 30, 2009, investments in portfolio companies comprised 86.8% of our total assets, of which 99.5% are valued at fair value and 0.5% are valued at market value based on readily ascertainable public market quotes.

ADOPTION OF ASC 820—FAIR VALUE MEASUREMENTS AND DISCLOSURES

As of January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157—Fair Value Measurements, which was subsequently included in Accounting Standard Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

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

We use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•

Majority-Owned Control Investments—Majority-owned control investments comprise 38.5% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned investments comprise 0.5% of our investment portfolio. For our non-majority owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 61.0% of our investment portfolio. Quoted prices are not available for 99.2% of our non-control investments, which represent 60.5% of our investment portfolio. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of September 30, 2009, these securities represented 0.5% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses consider key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been validated through a sale of some or all of our investment in the portfolio company. Valuation firms performed independent valuations or reviewed valuations of 45 portfolio companies over the last four quarters, representing $979.4 million, or 94.4%, of the fair value of our total portfolio investments and $295.5 million, or 99.1%, of the fair value of our equity portfolio investments. In addition, the fair value of $50.6 million of our debt investments, representing 6.9% of the fair value of our debt portfolio and 4.9% of the fair value of our total portfolio, was validated with sales transactions involving the portfolio company. In total, either we obtained an independent valuation or review or we considered recent sales transactions for 99.3% of the fair value of our investment portfolio.

	As of September 30, 2009
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Quarter independent valuation/review prepared(a)
Third quarter 2009	$129,385	$149,915	$279,300	17.5%	50.3%	26.9%
Second quarter 2009	145,662	12,529	158,191	19.7	4.2	15.3
First quarter 2009	269,275	103,855	373,130	36.4	34.8	35.9
Fourth quarter 2008	139,508	29,225	168,733	18.9	9.8	16.3

Total independent valuation/review	683,830	295,524	979,354	92.5	99.1	94.4

Quarter fair value validated with sales transaction
Third quarter 2009	50,621	—	50,621	6.9	—	4.9

Total validated with sales transaction	50,621	—	50,621	6.9	—	4.9

Not evaluated during the 12 months ended September 30, 2009	4,471	2,798	7,269	0.6	0.9	0.7

Total investment portfolio	$738,922	$298,322	$1,037,244	100.0%	100.0%	100.0%

(a)

Independent valuations/reviews prepared more than one time during the twelve months ended September 30, 2009 have that investment’s fair value reflected in the most recent quarter for which an independent valuation/review was prepared.

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

RECENT ACCOUNTING PRONOUNCEMENTS

CODIFICATION OF ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No.168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. SFAS 168 introduced a new Accounting Standard Codification, or ASC, which organized current and future accounting standards into a single codified system. SFAS 168, which is now referred to as ASC Topic 105—Generally Accepted Accounting Principles, or ASC 105, under the new codification, superseded, but did not significantly change, all previously existing accounting standards. ASC 105 was effective for interim periods ending after September 15, 2009. We adopted ASC 105 beginning with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

As part of our adoption of this standard, our discussions about specific accounting standards must now reference the standards as set forth in the new codification. To assist readers of our financial statements, we have included the new ASC reference, as well as the reference to the standard as it was originally issued.

STANDARD ON SUBSEQUENT EVENTS

In May 2009, FASB issued SFAS 165—Subsequent Events, which was subsequently included in ASC Topic 855—Subsequent Events, or ASC 855. ASC 855 provides guidance on management’s assessment of subsequent events and requires additional disclosure about the timing of management’s assessment of subsequent events. ASC 855 did not significantly change the accounting requirements for the reporting of subsequent events. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009 and we adopted this standard as of June 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

FAIR VALUE MEASUREMENTS

FASB set forth most of the accounting guidance associated with the measurement and disclosure of fair value in ASC Topic 820—Fair Value Measurements and Disclosures. Prior to its adoption of the new codification, FASB issued a number of standards that either affected the measurement and disclosure of fair value or provided additional guidance or clarification. All such amendments have been incorporated into ASC 820, including the following:

•

In February 2008, FASB issued FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, which deferred the date for which ASC 820 was required to be adopted for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. Our adoption of this standard as of January 1, 2009 did not affect our financial position or results of operations.

•

In October 2008, FASB issued FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which provided an illustrative example of how to determine the fair value of a financial asset in an inactive market. This standard did not change the fair value measurement principles previously set forth by FASB. We adopted this modification in January 2009. Our practice for determining the fair value of our investment portfolio has been, and continues to be, consistent with the guidance provided in the example included in the October 2008 guidance. Therefore, our adoption of this standard did not affect our practices for determining the fair value of our investment portfolio and did not have a material effect on our financial position or results of operations.

•

In April 2009, FASB issued FASB Staff Position No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, which established standards for determining whether normal market activity exists for Level 2 assets and liabilities. In addition, the standard expands disclosure requirements for fair value reporting and requires a categorization of investments consistent with that required for ASC 320—Investments—Debt and Equity Securities. We adopted this standard for the period ended June 30, 2009. Since our Level 2 investments comprise less than 0.5% of our investment portfolio, our adoption of this standard, did not have a material effect on our financial position or results of operations.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, which was subsequently incorporated into ASC Topic 825—Financial Instruments. The April 2009 guidance requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. We adopted this standard as of June 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

In August 2009, FASB issued Accounting Standard Update No. 2009-05—Measuring Liabilities at Fair Value, or ASU 2009-05. The August 2009 update provides clarification to ASC 820 for the valuation techniques required to measure the fair value of liabilities. ASU 2009-05 also provides clarification around required inputs to the fair value measurement of a liability and definition of a Level 1 liability. ASU 2009-05 is effective for interim and annual periods beginning after August 28, 2009. We will adopt this standard beginning with our financial statements ending December 31, 2009. We do not anticipate that our adoption of this standard will have a material effect on our financial position and results of operations.

TWO-CLASS METHOD OF PRESENTING EARNINGS PER SHARE

In June 2008, FASB issued FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, which was subsequently incorporated into ASC

Topic 260—Earnings Per Share. The June 2008 guidance requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In effect, this standard requires companies to report basic and diluted earnings per share in two broad categories. First, companies must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable dividend rights. Second, companies must report separately basic and diluted earnings per share for their remaining common stock. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted this standard beginning with our financial statements ended March 31, 2009. As required, we applied this standard retroactively to all reported periods. Our adoption of this standard did not have a material impact on our financial position or results of operations. See Note 9—Earnings (Loss) Per Share for additional information about our adoption of this standard.

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, FASB issued SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which was subsequently incorporated into ASC Topic 815—Derivatives and Hedging, or ASC 815. The March 2008 guidance requires qualitative disclosures about: objectives and strategies for using derivatives; quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. This standard was effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted this standard as of January 1, 2009. We have reflected the disclosure requirements for ASC 815 in Note 2—Investment Portfolio.

ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS

In June 2009, FASB issued SFAS 166—Accounting for Transfers of Financial Assets. This statement amends SFAS 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was subsequently incorporated into ASC Topic 860—Transfers and Servicing, or ASC 860. The June 2009 guidance removed the concept of a qualifying special-purpose entity from ASC 860. The June 2009 guidance also established specific conditions for reporting the transfer of a portion of a financial asset as a sale. This June 2009 guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and early application is prohibited. We will adopt this standard as of January 1, 2010. We do not anticipate that our adoption of this standard will have a material effect on our financial position and results of operations.

INCOME TAXES

In September 2009, FASB issued ASU 2009-06—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, or ASU 2009-06. The September 2009 update did not change existing GAAP but provides implementation guidance to ASC 740—Income Taxes, or ASC 740. In addition, ASU 2009-06 eliminates certain disclosures required by ASC 740 for nonpublic companies, but does not alter the disclosure requirements for public companies. ASU 2009-06 is effective for interim and annual periods ending after September 15, 2009. We adopted this standard as of September 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Beginning in late 2007, the United States entered a recession. As the economy continued to deteriorate in 2008, spending by both consumers and businesses declined significantly, which has impacted the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. This reduction in spending has had an adverse effect on a number of the industries in which some of our portfolio companies operate. Historically, MCG and other commercial finance companies have utilized the collateralized loan obligation, or CLO, market to finance some of their investment activities. Due to the current dislocation of the CLO market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector will have to either curtail originations or obtain access to alternative debt markets. During 2008 and continuing into 2009, the availability of debt capital was extremely constrained. While we have been successful in renegotiating certain of our borrowing agreements in early 2009, these agreements are at higher cost and include less favorable terms than our historical borrowing agreements.

In the event that the current recession continues for a significant time or the economy deteriorates further, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults. During the nine months ended September 30, 2009, we experienced write-downs across the portfolio, most of which were due to a reduction in the performance of certain portfolio companies and a reduction in comparable multiples and market pricing used to estimate the fair value of our investments. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of September 30, 2009, approximately 58.8% of our loan portfolio, at fair value, bears interest at a spread to LIBOR or prime rate, and 41.2% at a fixed interest rate. As of September 30, 2009, approximately 41.1% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We also will enter derivative transactions in connection with our financing vehicles. During the first quarter ended March 31, 2009, we entered into two interest rate swaps expiring in August 2011 for notional amounts of $8.7 million and $12.5 million at interest rates of 9.0% and 13.0%, respectively. During 2008, we entered into two interest rate swaps expiring in November 2010 for notional amounts of $16.0 million and $8.0 million at interest rates of 10.0% and 14.0%, respectively.

The following table compares the interest rate base for our commercial loans and our outstanding borrowings as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(in thousands)	Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money Market Rate	$—	$—	$156	$—
Prime Rate	76,122	—	63,346	—
LIBOR
30-Day	43,422	—	16,825	—
60-Day	—	—	—	—
90-Day	389,935	319,880	459,012	371,880
180-Day	3,780	—	7,923	—
Commercial Paper	—	164,566	—	187,169
Fixed Rate	367,960	84,061	372,226	77,600

Total	$881,219	$568,507	$919,488	$636,649

Based on our September 30, 2009 balance sheet, the following table shows the impact to net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Unrealized Appreciation	Net Loss
100	1,475	4,844	714	(2,655)
200	3,262	9,689	1,416	(5,011)
300	6,846	14,533	2,107	(5,580)

ITEM 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended September 30, 2009 there were no new or material developments in legal proceedings.

ITEM 1A.	RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the schedules and exhibits to this Quarterly Report on Form 10-Q.

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The description below includes any material changes to, and supersedes the description of, the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Many of our portfolio investments are not publicly-traded and, as a result, there is uncertainty as to the value of our portfolio investments. If our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposition of such investments, our net asset value could be affected adversely.

In accordance with the 1940 Act and accounting principles generally accepted in the United States, we carry substantially all of our portfolio investments at fair value as determined in good faith by our board of directors. Whenever possible, we value securities at market value; however, only a small percentage of our investment portfolio is traded publicly. We value the investments that are not publicly traded pursuant to a valuation process utilizing the input of our investment and valuation committee. The types of factors that may be considered in fair value pricing of these investments include private mergers and acquisitions transactions, comparisons to publicly traded comparable companies, third-party assessments of valuation, discounted cash flow analyses, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments, the markets in which the portfolio company does business, market-based pricing and other relevant factors. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may include unaudited, projected or pro forma financial information. Our board of directors also uses several independent valuation firms to aid it in determining the fair value of these investments. Because our valuations, and particularly the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and from the amounts we may realize on any disposition of such investments. If our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposition of such investments, our NAV could be affected adversely.

Economic downturns or recessions could impair our portfolio companies’ financial position and operating results, which could, in turn, harm our operating results.

Since 2007, the U.S. and most other global markets have been in a protracted period of recession. Many of the companies in which we have made, or may make investments are, and may continue to be, susceptible to economic downturns or recessions. Since the nation entered this recession, the stock market has declined, a number of financial institutions have failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. The U.S. government has acted to restore liquidity and stability to the financial system, but there can be no assurances these regulatory programs and proposals will have a beneficial impact. Current adverse economic conditions have decreased the value of some of our loans and equity investments and a prolonged recession or depression and the after-effects of these conditions may further decrease such value. These conditions are contributing to, and if prolonged, could lead to further losses of value in our portfolio and decrease in our revenues, net income and net assets. If prolonged, unfavorable or uncertain economic and market conditions may affect the ability of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, merger, recapitalization or initial public offering. Therefore, the number of non-performing assets may increase and the value of our portfolio may decrease during these periods. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, an acceleration of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we, or one of our affiliates, may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all, or a portion, of our claim to that of other creditors.

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

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. As of September 30, 2009, our investments in communications companies represented 18.2% of the fair value of our portfolio. Of the 18.2% investment, 16.5% represented investments in CLECs and 1.7% represented investments in other communications companies. In addition, as of September 30, 2009, our investments in cable and healthcare portfolio companies represented 12.3% and 9.5%, respectively, of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

Broadview, a CLEC serving primarily business customers, is our largest portfolio investment. As of September 30, 2009, we held preferred stock in Broadview with a $138.8 million fair value. As of September 30, 2009 and December 31, 2008, our investment in Broadview represented 13.4% and 11.6%, respectively, of the fair value of our investment portfolio. During the nine months ended September 30, 2009, we did not recognize any unrealized depreciation on our investment in Broadview. If Broadview’s performance deteriorates in future periods, we may be required to recognize additional unrealized depreciation on this investment.

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

We have been in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future. This disruption in the capital markets has contributed to the decrease in our net asset value and stock price, and could have an adverse impact on our business and operations.

Since late 2007, and particularly since mid-2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. These market conditions were initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. For nearly two years, the global markets have been characterized by substantially increased volatility, short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. The U.S. economy has been in a period of recession and forecasts for 2009 generally call for continued instability in the economy. As of September 30, 2009, our common stock was trading at $4.19 per share, or at 52.0% of net asset value.

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

If we are not successful in our appeal to the Internal Revenue Service, we could be subject to up to $20.5 million of additional taxes, interest and penalties, and could be required to make up to $25.1 million of additional cash and/or stock distributions. This event could have an adverse effect on our liquidity.

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

The current economic and capital market conditions in the U.S. have resulted in a severe reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular. These conditions have constrained us and other companies in the financial services sector, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow. If these conditions continue for a prolonged period of time, or worsen in the future, we could lose key employees and access to leverage and our business prospects could be impacted negatively. In addition, the debt capital that will be available, if at all, may be at a higher cost and/or less favorable terms and conditions. Equity capital is, and may continue to be, difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, issuing equity at depressed stock prices is dilutive to our stockholders, uneconomical and would impair our ability to grow. These events and inability to raise capital have had a negative effect on our origination process, curtailed our ability to grow and had a negative impact on our liquidity and operating results. The continued inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and have an adverse impact our operating results.

If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on our income and our income available for distribution would be reduced significantly or eliminated.

We have elected to be taxed for federal income tax purposes as a RIC, under Subchapter M of the Internal Revenue Code. To qualify as a RIC under the Internal Revenue Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis. If we do not distribute at least 98% of our annual taxable income, we generally will be required to pay an excise tax on amounts carried over and distributed to stockholders in the next year equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such income for the current year. We met our distribution requirements as a RIC for 2008 and the nine-months ended September 30, 2009. Covenants and provisions in our credit facilities limit the ability of our subsidiaries and our securitization trusts to make distributions to us, which could affect our ability to make distributions to our stockholders and to maintain our status as a RIC. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. Consequently, if we are unable to obtain cash from other sources to satisfy our distributions to our stockholders, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

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

As of September 30, 2009, we had $568.5 million of outstanding borrowings under our debt facilities. As of September 30, 2009, the weighted-average annual interest rate on all of our outstanding borrowings was 3.3%, excluding the amortization of deferred debt issuance costs. In order for us to make our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2009 total assets of at least 1.5%. Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust, and under our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, these facilities include various affirmative and negative covenants, as well as certain cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could, in certain circumstances, constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period, if any, the lenders thereunder would have the ability to, in certain circumstances, accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, in the event of a default on these loans held by the trusts, we bear losses to the extent our collateral exceeds our borrowings, which was $234.8 million as of September 30, 2009.

Under the terms of our unsecured notes, or the Private Placement Notes, we are also subject to financial and operating covenants that restrict our business activities, including our ability to incur certain additional indebtedness, effect debt and stock repurchases in specified circumstances or through the use of borrowings or unrestricted cash, or pay dividends above certain levels.

We record decreases in the fair values of our portfolio company investments as unrealized depreciation, which could affect certain covenants in our credit facilities. Our SunTrust Warehouse requires that we maintain a minimum stockholders’ equity of not less than $525.0 million as of December 31, 2008 plus 50% of the proceeds from any post-amendment date equity issuances. The Private Placement Notes require that we maintain a consolidated stockholders equity of $500.0 million for the periods ending as of and after December 31, 2008. As of September 30, 2009, our stockholders’ equity was $612.0 million. In the event that we experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities pursuant to which our lenders might, among other things, require full and immediate payment.

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

As of September 30, 2009, we had $568.5 million of borrowings. In February 2009, we entered into amendments related to our SunTrust Warehouse and Private Placement Notes, pursuant to which the facility limits on the SunTrust Warehouse was reduced to $190.0 million. This facility has been further reduced by monetization prepayments. As of September 30, 2009, the facility limits for the SunTrust Warehouse and Private Placement notes are $175.6 million and $56.5 million, respectively.

Absent any acceleration events, the SunTrust Warehouse matures in August 2011 and the Private Placement Notes mature in October 2011 (with respect to the $34.3 million in notes remaining as of October 30, 2009) and October 2012 (with respect to the $17.2 million in notes remaining as of October 30, 2009). We cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to renew or replace such facilities and consummate new facilities, at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under such facilities and are declared in default or are unable to renew or refinance these facilities, our operations could be affected adversely.

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

In the event that our asset coverage ratio falls below 200%, which it did during the quarter ended March 31, 2009, we will be unable to make distributions until our asset coverage ratio improves. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level. As of September 30, 2009, our asset coverage ratio was 212%. On August 6, 2008, we announced that we had met our estimated distribution requirements for 2008. Subsequently, we did not make additional distributions during 2008. Currently, we expect to apply certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which could result in a significant reduction to our statutorily required dividend payment in 2009. In order to preserve capital, we intend to pay the statutory minimum dividend for 2009. Due to anticipated loss transactions in the fourth quarter of 2009, we do not expect there will be any required distributions. We may not be able to achieve operating results or our business may not perform in a manner that will allow us to make any distributions in 2010. During 2010, we will make decisions with respect to dividends on a quarter-by-quarter basis after taking into account the minimum statutorily required level of distributions, including gains and losses recognized for tax purposes, portfolio transactional events, our liquidity and our BDC asset coverage ratio. In addition, we may not be able to make distributions at a specific level or to increase the amount of these distributions from time to time. Due to the BDC asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

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

Because we sometimes borrow to make investments, our net income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. Due to the nature of the portfolio companies to which we provide fixed rate financing, fluctuations in market rates have a limited impact on rates charged. As a result, an increase in market interest rates generally would not have a material effect on the existing fixed rate loans in our portfolio. In addition, a significant decrease in interest rates could reduce our net income, all other things being equal. A decrease in interest rates may reduce net income, despite the increased demand for our capital that the decrease in interest rates may produce. As of September 30, 2009, approximately 58.8% of the fair value of our loan portfolio, was at variable rates based on a LIBOR benchmark or prime rate and approximately 41.2% of the fair value of our loan portfolio was at fixed rates. As of September 30, 2009, approximately 41.1% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

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

Since 2007, the capital and credit markets have been experiencing extreme volatility and disruption. In recent quarters, the volatility and disruption have reached unprecedented levels, and we have experienced greater than usual stock price volatility. In addition, the stock market in general and the market prices for securities of financial services companies and business development companies in particular have experienced extreme volatility that often have been unrelated or disproportionate to the operating performance of these companies. If current levels of market volatility continue or worsen, there can be no assurance that we will not continue to experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Not Applicable.

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS.

The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column.

Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
10.1	MCG Capital Corporation 2009 Annual Incentive Cash Bonus Plan	8-K (0-33377)	July 24, 2009	10.1

10.2	MCG Capital Corporation 2009 Long-Term Incentive Program	8-K (0-33377)	July 24, 2009	10.2

15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.3	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCG Capital Corporation

Date: November 4, 2009	By:	/S/ STEVEN F. TUNNEY
Steven F. Tunney
Chief Executive Officer

Date: November 4, 2009	By:	/S/ STEPHEN J. BACICA
Stephen J. Bacica
Chief Financial Officer

Date: November 4, 2009	By:	/S/ LINDA A. NIMMONS
Linda A. Nimmons
Chief Accounting Officer