Form 10-K
period 2009-12-31
MCG CAPITAL CORP
filed 2010-03-04
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

Commission file number 0-33377
MCG CAPITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1889518
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Wilson Boulevard, Suite 3000, Arlington, VA	22209
(Address of Principal Executive Offices)	(Zip Code)

(703) 247-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒
The aggregate market value of the Registrant’s voting shares of common stock held by non-affiliates of the Registrant on June 30, 2009, was $159,874,431, based on $2.43 per share, the last reported sale price of the shares of common stock on the NASDAQ Global Select Market.  For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded.  Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.  There were 76,389,269 shares of the Registrant’s common stock outstanding as of February 26, 2010.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

PART I

Item 1.      Business

General

We are a solutions-focused commercial finance company that provides capital and advisory services to middle-market companies throughout the United States.  Our investment objective is to achieve current income and capital gains.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act.  As a BDC, we are required to meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a 200% asset coverage ratio of total net assets to total senior securities, which include most of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future.

For federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code.  In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements.

Corporate Structure

We conduct some of our activities through wholly owned, special-purpose financing subsidiaries.  These subsidiaries are bankruptcy remote, special-purpose entities to which we transfer certain loans.  Each financing subsidiary, in turn, transfers the loans to a Delaware statutory trust.  For accounting purposes, the transfers of the loans to the Delaware statutory trusts are structured as on-balance sheet securitizations.

In December 2004, we formed Solutions Capital I, L.P., a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, to operate as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act.  Concurrently, we established another wholly owned subsidiary, Solutions Capital G.P., LLC, as a Delaware limited liability company.  Solutions Capital G.P., LLC acts as the general partner of Solutions Capital I, L.P. and we are the sole limited partner.  In October 2008, we received exemptive relief from the Securities and Exchange Commission, or SEC, which effectively allows us to, among other things, exclude debt borrowed from the SBA to Solutions Capital I, L.P. from the calculation of our consolidated BDC asset coverage ratio.

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

In this Annual Report on Form 10-K, the terms “Company,” “MCG,” “we,” “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries (including its affiliated securitization trusts) unless the context otherwise requires.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the SEC.  Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549.  Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains a web site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Our logo, trademarks and service marks are the property of MCG.  Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

Significant Developments in 2009 and 2008

Since late 2007, the United States economy has been in a recession, which has had a severe adverse impact on many companies, especially those in the financial services sector.  These economic conditions have led to decreased spending by both consumers and businesses, which has resulted in a reduction of the multiples and market pricing used to estimate the fair value of our portfolio companies.  As a result, as discussed more fully in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, our results of operations were negatively impacted and, as a result, we incurred losses during both 2008 and 2009.  In addition, the availability of debt and equity capital in 2009 and 2008 was significantly lower than in other recent years.  Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available in the past.  In addition, in 2009 our common stock traded well below our net asset value, or NAV, making it undesirable to issue additional shares of our common stock.

Because of these challenges, our strategies in 2009 and 2008 shifted from originating debt and equity investments to deleveraging our balance sheet and preserving the liquidity and capital necessary to meet our obligations.  During those years, we: suspended origination activities to seek new debt and equity investments until the third quarter of 2009; focused on monetizations of our portfolio; renegotiated debt agreements; suspended dividends; repurchased, at a significant discount, debt issued by our securitization trust; and implemented a corporate restructuring.

Beginning in the third quarter of 2009 and early 2010, certain economic indicators have shown modest improvements.  As we enter 2010, we remain cautious about a long-term economic recovery.  However, because of the actions we undertook in 2009 and 2008, we have begun again to make new investments and will begin to make decisions regarding dividend distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision.  We expect we will make the first such determination after the results for the first quarter of 2010 are finalized.  For additional information about these strategic initiatives, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MCG’s Investment Portfolio

Our investment portfolio is composed primarily of middle-market companies in which we have made up to $75 million of debt and equity investments.  Typically, these middle-market companies have $20 million to $200 million in annual revenue and $3 million to $25 million for earnings before interest, taxes, depreciation and amortization, or EBITDA.  Generally, our portfolio companies use our capital investment to finance acquisitions, recapitalizations, buyouts, organic growth and working capital.  Buyouts generally include transactions that involve the acquisition of a controlling interest in an entity, either by management or other investors.

Overview of Investment Portfolio in 2009

As of December 31, 2009, we had debt and equity investments in 59 portfolio companies with a combined fair value of $986.3 million.  As shown in the following chart, over two-thirds of the fair value of our portfolio as of December 31, 2009 was invested in senior and subordinated debt, while the remaining one-third of our portfolio was invested in preferred equity, common equity and warrant securities.  Our diversified investment portfolio spans 30 industries.  The following chart also shows that 19% of the fair value of our portfolio is invested in companies in the communications industry and approximately 13% is invested in the cable industry.  Approximately 40% of our portfolio is composed of investments in industries that comprise less than 5% of our portfolio.  See Portfolio Composition in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail about our investment portfolio, including a detailed listing of the industries represented in our investment portfolio.

Most of the loans in our portfolio were originated directly with our portfolio companies; however, we have also participated in loan syndications or other transactions.  Our debt instruments bear contractual interest rates ranging from 2.5% to 17.6%, a portion of which may be deferred.  As of December 31, 2009, approximately 55.6% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 44.4% of the fair value of our loan portfolio was at fixed rates.  As of December 31, 2009, approximately 39.4% of the fair value of our loan portfolio had LIBOR floors between 1.5% and 4.0% on a LIBOR-based index or prime floors between 3.0% and 6.0%.  At origination, our loans generally have four- to eight-year stated maturities.  Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the fair value and revenue contributions of our ten largest investments.  As of December 31, 2009, these ten investments comprised 50.9% of the fair value of our portfolio and contributed 42.7% of our total revenues during 2009.

(dollars in thousands)		As of December 31, 2009		Year ended December 31, 2009
Company	Industry	Fair Value	% of Portfolio	Revenues	% of Total Revenues
Broadview Networks Holdings, Inc.	Communications--CLEC	$138,834	14.1%	$—	—%
JetBroadband Holdings, LLC	Cable	50,249	5.1	3,929	3.9
Jet Plastica Investors, LLC	Plastic Products	42,787	4.3	5,471	5.5
NDSSI Holdings, LLC	Electronics	42,082	4.3	5,342	5.4
MCI Holdings LLC	Healthcare	41,363	4.2	4,082	4.1
Avenue Broadband LLC	Cable	40,950	4.2	4,025	4.0
Restaurant Technologies, Inc.	Food Services	39,767	4.0	6,728	6.7
Superior Industries Investors, LLC	Sporting Goods	39,103	4.0	3,397	3.4
Quantum Medical Holdings, LLC	Laboratory Instruments	34,790	3.5	4,160	4.2
LMS INTELLIBOUND, INC.	Logistics	31,694	3.2	5,518	5.5
Total—ten largest investments		501,619	50.9	42,652	42.7
Other portfolio companies		484,727	49.1	57,182	57.3
Total investment portfolio		$986,346	100.0%	$99,834	100.0%

As of December 31, 2009, our control companies comprised 41.6% of the fair value of our portfolio and contributed 29.9% of our total revenues during 2009.

Determination of Fair Value of Portfolio

The fair value of our investment portfolio is determined in good faith by our board of directors each quarter, as required by Section 2(a)(41) of the 1940 Act and Accounting Standard Codification, or ASC, Topic 820—Fair Value Measurements and Disclosures, or ASC 820.  We use several valuation methodologies to estimate the fair value of our investment portfolio, which generally result in a range of fair values from which we derive a single estimate of each individual portfolio company’s fair value.  To determine a portfolio company’s fair value, we assume we would exchange it in an orderly transaction on the measurement date.  The majority of our portfolio is composed of investments that are not publicly traded.  As a result, we use other approaches to estimate the exit price, including public and private merger and acquisitions transactions, comparisons to publicly traded comparable companies, third-party assessments of valuation, discounted cash flow analyses, the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, market-based pricing and other relevant factors.

We also use independent valuation firms to provide additional data points for our quarterly valuation analyses.  Our general practice is to obtain a valuation or review of valuation from an independent firm once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company.  Independent valuation firms performed valuations or reviewed valuations of 41 portfolio companies over the last four quarters, representing $921.2 million, or 93.4%, of the fair value of our total portfolio investments and $292.0 million, or 97.0%, of the fair value of our equity portfolio investments.  In addition, the fair value of $51.8 million of our debt investments, representing 7.6% of the fair value of our debt portfolio and 5.2% of the fair value of our total portfolio, was derived from sales transactions involving the portfolio company.  As set forth in more detail below, in total, either we obtained a valuation or review from an independent firm or we derived the fair value from recent sales transactions for 98.6% of the fair value of our investment portfolio as of December 31, 2009.

	As of December 31, 2009
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Valuations/reviews prepared by independent firms(a)
Fourth quarter 2009	$160,185	$171,419	$331,604	23.4%	57.0%	33.6%
Third quarter 2009	97,965	10,483	108,448	14.3	3.5	11.0
Second quarter 2009	135,567	13,307	148,874	19.8	4.4	15.1
First quarter 2009	235,551	96,758	332,309	34.3	32.1	33.7
Total valuations/reviews prepared by independent firms	629,268	291,967	921,235	91.8	97.0	93.4
Fair value derived from sales transaction
Third quarter 2009	51,768	—	51,768	7.6	—	5.2
Total derived from sales transaction	51,768	—	51,768	7.6	—	5.2
Not evaluated during the 12 months ended December 31, 2009	4,437	8,906	13,343	0.6	3.0	1.4
Total investment portfolio	$685,473	$300,873	$986,346	100.0%	100.0%	100.0%

(a)
Valuations/reviews prepared by independent firms more than one time during the twelve months ended December 31, 2009 have that investment’s fair value reflected in the most recent quarter for which a valuation/review was prepared.

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

The following table shows the distribution of the fair value of our investments on our 1 to 5 investment rating scale as of December 31, 2009 and 2008:

(dollars in thousands)	December 31, 2009			December 31, 2008
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$573,231	(a)	58.1%	$719,765	(a)	59.8%
2	125,222		12.7	206,829		17.2
3	271,447		27.5	233,172		19.4
4	3,394		0.4	32,648		2.7
5	13,052		1.3	10,734		0.9
Total	$986,346		100.0%	$1,203,148		100.0%

(a)	As of December 31, 2009 and 2008, Investment Rating “1” included $218.6 million and $362.9 million, respectively, of loans to companies in which we also held equity securities.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds.  Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested, including investments in middle-market companies.  Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to, or lower than, the rates we offer.  We generally compete by using our knowledge of our portfolio companies’ business needs, derived from the research, analyses, and interaction of our professional staff with our portfolio companies, to offer the appropriate product-mix coupled with a range of corporate finance services and information that enhances our portfolio companies’ business prospects.

Life Cycle of Debt and Equity Originations

The key aspects of our portfolio origination, servicing and monitoring process are set forth below.

Investment Objective and Strategies

Our investment objective is to achieve current income and capital gains.  The primary goal of our investment process is to increase our earnings and NAV by investing in debt and equity securities of middle-market companies.  We earn interest, dividends and fees on our investments, and we may report unrealized gains and losses as the fair value of our investments increases or decreases.  We realize these capital gains or losses when the investment is eventually monetized.  To meet our investment objective, we selectively invest in companies that present opportunities for favorable risk-adjusted returns.

When we originate debt and equity investments, we strive to achieve favorable risk-adjusted rates of return in the form of current income and capital gains, while maintaining credit and investment quality in our portfolio.  Before making investments, we apply well-established credit processes to assess investment risk and we structure and price our investments accordingly.  We have developed proprietary analytics, data and knowledge to support our business activities.  We designed our investment process to achieve the following strategic objectives:

•	generate favorable risk-adjusted rates of return by delivering capital and strategic insight to increase our portfolio companies’ enterprise value;

•	maintain sound credit and investment discipline and pricing practices, regardless of market conditions, to avoid adverse investment selection; and

•	manage risk by utilizing an integrated team approach to business development, underwriting and investment servicing.

We maintain a flexible approach to funding that permits us to adjust price, maturity and other transaction terms to accommodate the needs of our portfolio companies.

Business Development

MCG and its predecessors have been active investors in middle-market companies since 1990 and have invested $5.9 billion in 578 transactions.  We believe our experience in middle-market investing is a meaningful competitive advantage that we use to operate our business.

We identify and source new investments through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner-operators.  We also market to prospective portfolio companies identified through various data services, customized Internet searches and relationships with investment bankers, accountants, lawyers and other professionals.  From time to time, we may also purchase investments through syndicated or other transactions.

Once we identify a prospective portfolio company, we review the company’s financial reports, business plan, corporate activities and other relevant information that we gather from third-party databases, industry reports and publications.  We focus on a company’s fundamental performance against industry conditions and operational benchmarks.  We work with our current and prospective portfolio companies to understand their business, costs and benefits of their corporate development initiatives, opportunities, competition and acceptable risks and returns.  This understanding allows us to support our portfolio companies’ corporate development decisions, even in some cases where short-term financial ratios or other metrics may temporarily decline.

Risk Analysis

After we identify a prospective investment, we review the company’s history, organization and product lines. In addition, we analyze the prospective portfolio company’s industry, competition and market share, obsolescence and substitution risk, markets served, legal and regulatory environment and technology.  In particular, we analyze:

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

•	Management Risks—track records, industry experience, their business plan and management’s incentive, including the level of direct investment in the portfolio companies in which we invest;

•	Regulatory Risks—new and evolving regulations applicable to the BDC industry and industries in which the prospective portfolio companies operate;

•
Customer Concentration and Market Risks—sustainability, stability and opportunities for the growth of the prospective portfolio companys’ respective customer bases, including the number and size of its customers, attrition rates and dependence on one or a limited number of customers; and

•	Technology Risks—impact of technological advances in the industries and portfolio companies in which we may invest.

We also assess other attributes that may significantly affect the risk of a potential transaction.  Quantitative attributes that we evaluate include industry-specific comparisons, such as cash flow margins, product and cash flow diversification, revenue growth rates, cost structure and other operating benchmarks that are derived from historical and projected financial statements.  Qualitative attributes we evaluate may include management skill and depth, industry risk, substitution risk, sensitivity to economic cycles, cyclicality, geographic diversification, facilities infrastructure, administration requirements and product quality and ranking.

To assess the risk of a potential investment and to quantify the underlying value of the enterprise in which we may invest, we employ a series of valuation techniques.  We primarily derive enterprise valuations through analyses of comparative public and private market transactions and other data.  We also generally prepare discounted cash flow models based on our projections of the future free cash flows of the business and industry derived capital costs.  Finally, we look to comparable public companies to benchmark the value of the enterprise using public market data.  We generally base enterprise value on current and projected market conditions.  Using these methods provides us with multiple views of the value of the enterprise and allows us to calculate certain metrics that we use in both risk assessment and product pricing, such as loan-to-value ratios for our debt investments.

Underwriting and Risk Management

Our underwriting process, which focuses on investment risk analysis, is initiated during the business development process.  Our underwriting team consists of investment professionals who perform due diligence and financial analyses, deal teams who are responsible for originating and managing the transaction and a member of our legal team.  Our underwriting process includes standard due diligence on a prospective portfolio company’s financial performance, as well as customized analyses of a prospective portfolio company’s operations, systems, accounting policies, human resources and competitive, legal and regulatory environments.  Our underwriting team works to gain an understanding of the relationships among each prospective portfolio company’s business plan, operations and financial performance.  We frequently engage external experts to supplement and assist in the underwriting process.

In addition to gaining an in-depth understanding of prospective portfolio companies, our research and due diligence process evaluates industry-wide operational, strategic and valuation issues.  In addition, our underwriting and risk management teams support our business development and risk management process by identifying attractive industries, emerging trends and competitive threats.  The knowledge and insight we obtain through our research are valuable to our portfolio companies who may draw on our industry expertise to refine their strategic plans, identify acquisition opportunities, and set appropriate financial and operational goals.

As part of our evaluation of a proposed investment, the underwriting team prepares an investment memorandum for presentation to our credit committee and, in some instances, our investment and valuation committee.  The investment memorandum generally consists of:

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

Investment Structure

We evaluate our portfolio companies’ needs and utilize our product-mix to structure investments that meet their capital requirements and business plans and protect our capital, while generating favorable risk-adjusted returns through current income on our loans and equity investments and capital gains on our equity investments.  We structure our debt investments to mitigate risk by requiring appropriate financial and collateral coverage thresholds.  When structuring our debt investments, we evaluate key components, including payment priority, collateral or asset value, and financial support from guarantors and other credit enhancements.  Since our investments typically include loans and our loans are typically cash-flow loans, rather than asset-backed loans, the enterprise value of assets is a factor in our credit decisions.  For the majority of our loans, we receive a security interest in our portfolio companies’ tangible and intangible assets, which entitles us to a preferred position on payments in the event of liquidation.  In addition, our loan covenants generally include affirmative covenants that require the portfolio company to provide periodic financial information, notification of material events and compliance with laws, as well as restrictive covenants that prevent the portfolio company from taking a range of significant actions, such as incurring additional indebtedness or making acquisitions without our consent.  We also generally include covenants requiring the portfolio company to maintain or achieve specified financial ratios, such as cash flow leverage, interest charge coverage, total charge coverage, and, in certain cases, covenants requiring the portfolio company to maintain certain operational benchmarks.

We use the following core products to execute our strategy:

One-stop Solution—Our “one-stop” solution, which refers to our ability to provide all of the debt capital in a transaction in separate and distinct securities, enables our portfolio companies to satisfy multiple financing needs from a single capital provider with an efficient diligence, structuring, negotiating and closing process.  In a typical “one-stop” transaction, we provide a combination of senior and subordinated debt to the portfolio company and, in certain cases, also acquire an equity interest in the portfolio company.  The overall transaction size and product mix are based upon our customer’s needs.  In some cases our “one-stop” solution results in a product mix that meets our customer’s needs but which we believe is not the most efficient use of our capital.  In these cases, we may sell portions of some of the securities to achieve a more optimal mix.  Typically, when we sell portions of one of our investments, we continue to service the investment and, thus, these sales are seamless to our portfolio companies.  “One-stop” transactions generally provide current interest income on our loans and the opportunity to achieve capital gains on our equity investment, as well as fee income generated through syndication of portions of the investment.  We generally invest in some combination of the following securities:

•	Senior Debt—We provide cash flow based senior debt in the form of amortizing term loans, bullet maturity term loans, as well as revolving credit facilities.

•
Second Lien Debt—We provide second-lien term loans on a sole-source or participant basis where assets or enterprise-value based borrowing capacity is not readily available within typical senior debt leverage constraints.

•
Secured and Unsecured Subordinated Debt—We invest in secured and unsecured subordinated debt, which may be structured with a combination of current interest, deferred interest or equity linked components.

•	Equity—We invest in minority or control equity positions with private equity partners or on our own.

In addition to the investments listed above, we may provide unitranche debt that combines both senior and subordinated financing, generally in a first-lien position.

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

Control Investments—Control investments are investments for which we take a majority ownership position and, in most cases, control the board of directors of a portfolio company.  We use our established relationships, market knowledge and one-stop capabilities to secure controlling interests in attractive operating companies.  Our control investments typically include investments across the entire capital structure of the portfolio company.  We believe control investments generally provide an income stream and an opportunity to generate capital gains on our investment.

Other Investments and Services—To help balance our portfolio, we also make other investments, such as investments in broadly syndicated loans.  In addition to capital, we also offer managerial assistance to our portfolio companies.  Typically, this assistance involves strategic advice, evaluation of business plans, financial modeling assistance and industry research and insights.  We believe that providing assistance to our portfolio companies enables us to maximize our value proposition for our portfolio companies, which, in turn, helps maximize our investment returns.

Investment Approval Process

The credit process for each investment opportunity begins with our deal sponsors, who are responsible for originating transactions, as well as for investment performance, including credit risk, throughout the life cycle of an investment.  Deal sponsors provide an initial credit screen based on our investment guidelines, and then bring the best opportunities to our credit committee and senior underwriting professionals in a “pipeline meeting.”  For this meeting, the deal sponsor prepares a report that summarizes the transaction and includes financial statements, credit ratios and pricing, background information on the principals, equity investors and industry dynamics.  The credit committee determines whether the investment should be pursued, giving consideration to the risk return profile, industry concentrations and general economic outlook for the sector in which the business operates.  In these meetings the credit committee also offers the deal sponsor insight into key underwriting issues that must be resolved in the underwriting process.

As part of our underwriting process, we form a transaction team, typically consisting of the deal sponsor, a member of our in-house legal team, two to three corporate financial analysts and a senior credit manager.  Objectives are determined and due diligence is conducted.  On-site due diligence, including general ledger reviews, proofs of cash, material contract reviews, background checks, reviews of customer and vendor concentrations, and confirmation of historical results are performed by our personnel and, in special situations, by third-party accounting firms.  We believe in using our own in-house expertise when applying our consistent standards for due diligence.

All of our investments are approved by our credit committee, composed of senior company executives.  In addition, certain investments based on asset type and investment size must also be approved by the investment and valuation committee of our board of directors, of which the majority of the members are independent directors.

Investment Funding

We fund our investments using cash that we receive in exchange for a combination of debt and equity instruments that we issue from time to time.  Our debt obligations include both secured and unsecured obligations, which may restrict our investment activity.  As a BDC, we are not permitted to incur indebtedness unless immediately after such borrowing we meet a coverage ratio of total assets to total senior securities, which include all of our borrowings (excluding borrowings made by our SBIC) and any preferred stock we may issue in the future, of at least 200%.

Investment Servicing

After an investment is approved and funded, we monitor covenant compliance and financial performance in our portfolio investments on an ongoing basis.  Our deal teams maintain primary responsibility for the performance of their investments throughout the life of the investment.  Our back office operations provide administrative support, including:

•	monitoring the portfolio company’s adherence to relevant covenants and other contract terms;

•	assessing and assisting the portfolio company’s ongoing financial and operating performance;

•	recommending adjustments to the fair value of the investment; and

•	other administrative tasks such as legal support, billing and collections, and other accounting functions.

Investment Monitoring and Restructuring

We monitor the status and financial performance of each company in our portfolio in order to evaluate overall portfolio quality.  We closely monitor compliance with all covenants and take appropriate action on all exceptions.  We are proactive with companies that are underperforming and, in many instances, have added better covenant protection and rights over time.

When our attempts to collect past due principal and/or interest on a loan are unsuccessful, we will perform an analysis to determine the appropriate course of action.  In some cases, we may consider restructuring the investment to better reflect the current financial performance of the portfolio company.  Such a restructuring may, among other things, involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity.  In connection with a restructuring, we generally receive appropriate compensation from the customer for any increased risk.  During the process of monitoring a loan in default, we generally will send a notice of non-compliance outlining the specific defaults that have occurred and preserving our contractual remedies, and initiate a review of the collateral, if any.  When a restructuring is not the most appropriate course of action, we generally pursue remedies available to us that minimize potential losses, including initiating foreclosure and/or liquidation proceedings.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and generally will cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible.  However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.  If the fair value of a loan is below cost, we may cease recognizing paid-in-kind interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost.

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

•
engage in the purchase or sale of commodities or commodity contracts, including futures contracts, except for the purpose of hedging in the ordinary course of business or where necessary in working out distressed loan or investment situations; or

•
acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in any securities issued by, any other investment company, except if we acquire them as part of a merger, consolidation or acquisition of assets or if they result from a sale of a portfolio company, or otherwise as permitted under the 1940 Act.

All of the above policies and the investment and lending guidelines set by our board of directors or any committees, including our investment objective to achieve current income and capital gains, are not “fundamental” as defined under the 1940 Act.  Therefore, our board may change them without notice to, or approval by, our stockholders.  However, any change may require the consent of our lenders.

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

Investment Adviser

We have no investment adviser and are internally managed by our executive officers under the supervision of the board of directors.  Our investment decisions are made by our officers, directors and senior investment professionals who serve on our credit and investment and valuation committees.  None of our executive officers or other employees has the unilateral authority to approve any investment.

Regulation

Investment Company Act of 1940

As a BDC, we are regulated under the 1940 Act.  The BDC structure provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

In part, the 1940 Act requires us to be organized in the United States for the purpose of investing in, or lending to, primarily private companies and making managerial assistance available to them.  As a BDC we may use capital provided by public stockholders and from other sources to invest in long-term, private investments in businesses.

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

We currently do not anticipate any substantial change in the nature of our business.

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

•	is organized and has its principal place of business in the U.S.;

•	is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a BDC; and

•	satisfies one of the following:

•	does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

•
does not have a class of securities listed on a national securities exchange or has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;

•	is controlled by the BDC and has an affiliate of a BDC on its board of directors;

•	has total assets of not more than $4.0 million and capital and surplus (stockholders’ equity less retained earnings) of not less than $2.0 million; or

•	meets such other criteria as may be established by the SEC;

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

We are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings made by our SBIC facility) of at least 200%.  In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common stock, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price.  We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act.  Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one such investment company or invest more than 10% of the value of our total assets in the securities of such investment companies in the aggregate.  With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

As a BDC, we generally cannot issue and sell our common stock at a price below the current NAV per share.  We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of our common stock in a rights offering to our stockholders if: 1) our board of directors determines that such sale is in the best interests of the Company and our stockholders; 2) our stockholders approve the sale of our common stock at a price that is less than the current NAV and 3) the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any sales load).

As a BDC, we are restricted in our ability to issue warrants, options or rights to subscribe or to convert to our voting securities.  If such securities are to be issued, the proposal must be approved by the stockholders of the BDC.  At our 2009 annual meeting of the stockholders, held on June 17, 2009, our stockholders approved a proposal authorizing us to issue warrants, options or rights to subscribe to, convert to, or purchase shares of our common stock in one or more offerings up to an aggregate of 10,000,000 shares.  This proposal permits us to issue securities that may be converted into or exercised for shares of our common stock at a conversion or exercise price per share not less than our current market price at the date such securities are issued.  This conversion or exercise price may, however, be less than our NAV per share at the date such securities are issued or the date such securities are converted into or exercised for shares of our common stock.  The approval expires on the earlier of June 17, 2010 or the date of our 2010 Annual Meeting of Stockholders.

We have received an exemptive order of the SEC to permit us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees and directors.  We believe that the particular characteristics of our business, the dependence we have on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel in the form of restricted stock.  The issuance of restricted shares of our common stock requires the approval of our stockholders, which was achieved in June 2006, when our stockholders approved our Amended and Restated 2006 Employee Restricted Stock Plan and our Amended and Restated 2006 Non-Employee Director Restricted Stock Plan.

We are also limited in the amount of stock options that may be issued and outstanding at any point in time. The 1940 Act provides that the amount of a BDC’s voting securities that would result from the exercise of all outstanding warrants, options and rights at the time of issuance may not exceed 25% of the BDC’s outstanding voting securities, except that if the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights issued to the BDC’s directors, officers, and employees pursuant to any executive compensation plan would exceed 15% of the BDC’s outstanding voting securities, then the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights at the time of issuance shall not exceed 20% of the outstanding voting securities of the BDC.

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

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel.  Our Amended and Restated Code of Business Conduct and Ethics, or Code of Ethics, generally does not permit investments by our employees in securities that may be purchased or held by us.  A copy of our Code of Ethics is available at our website at www.mcgcapital.com.  To review the Code of Ethics on our website, click on the Investor Relations page, then select Corporate Information.  In addition, you may read and copy our Code of Ethics at the SEC’s Public Reference Room in Washington, DC.

Sarbanes-Oxley Act of 2002

As a publicly held company we are subject to compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act.  The Sarbanes-Oxley Act, as well as the rules and regulations promulgated thereunder, imposed a number of regulatory requirements on publicly held companies and their insiders, which affect us.  For example:

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

Small Business Administration Regulations

In December 2004, we formed Solutions Capital I, L.P. and Solutions Capital G.P., LLC.  In September 2007, Solutions Capital I, L.P. received final approval to be licensed as an SBIC.  Solutions Capital I, L.P. is able to borrow funds from the SBA against eligible investments and additional deposits to regulatory capital.  We have received commitments from the SBA to borrow up to $130.0 million of SBA guaranteed debentures under the SBIC program, based on our current private capital commitments.  SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity, but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten year maturities.

The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies to up to $150.0 million, which represented a $12.9 million increase over the SBA’s $137.1 million maximum limit as of December 31, 2008.  The limit may be increased to $225.0 million with the approval of a second SBIC license and the investment of additional regulatory capital.  Solutions Capital I, L.P. would need the SBA’s approval and commitment in order to access this incremental borrowing capacity over the SBA’s current $130.0 million commitment.  To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through December 31, 2009.  There is no assurance that we could draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private capital to eligible small businesses.  Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years.  In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA.  A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years.  SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales.  According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.  Through our wholly owned subsidiary Solutions Capital I, L.P., we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments and provide them with consulting and advisory services.

SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations.  In addition, our SBIC subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient earnings and capital, in accordance with SBA regulations.

Our SBIC subsidiary is subject to regulation and oversight by the SBA.  Receipt of an SBIC license does not assure that our SBIC subsidiary will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiary continuing to be in compliance with SBA regulations and policies. Periodically, SBA staff audits Solutions Capital I, L.P. to verify its compliance with SBIC regulations.

The SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiary upon an event of default.

Determinations of Net Asset Value in Connection with Offerings

We are not generally able to issue and sell our common stock at a price below NAV per share.  We may, however, sell our common stock, at a price below the current NAV of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current NAV of the common stock if our board of directors determines that such sale is in the best interests of both the Company and our stockholders, and our stockholders approve our policy and practice of making such sales.  In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

Certain U.S. Federal Income Tax Considerations

We elected to be treated as a RIC, under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, for which the election was effective as of January 1, 2002.  As a RIC, we generally do not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which allows us to reduce or eliminate our corporate-level tax liability.

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC, and

•
distribute each year to stockholders at least 90% of our investment company taxable income (which is defined in the Internal Revenue Code generally as ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses), and 90% of any ordinary pre-RIC built-in gains we recognize between January 1, 2002 and December 31, 2011, less our taxes due on those gains, which we collectively refer to as the 90% Distribution Requirement, we will be entitled to deduct and, therefore, will not be subject to U.S. federal income tax on, the portion of our income we distribute or are deemed to distribute to stockholders (other than any built-in gain recognized between January 1, 2002 and December 31, 2011).  We will be subject to U.S. federal income tax at the regular corporate rate on any income not distributed (or deemed distributed) to our stockholders.  We will be subject to a 4% nondeductible U.S. federal excise tax to the extent we do not distribute (actually or on a deemed basis) in a timely manner 98% of our ordinary income for each calendar year, 98% of our capital gain net income for each calendar year, and any income realized but not distributed in prior calendar years.

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

If we fail to satisfy the 90% Distribution Requirement or fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders.  In that case, all of our income will be subject to corporate-level tax, reducing the amount available to be distributed to our stockholders, and all of our stockholders distributions will be characterized as ordinary dividends (to the extent of our current and accumulated earnings and profits).  Such dividends generally would be subject to tax to non-corporate U.S. stockholders at a maximum rate of 15% for the 2009 tax year.

Employees

We believe our success will depend greatly on our ability to identify, attract and retain capable employees.  As of December 31, 2009, we employed 62 full-time and 2 part-time individuals, including investment, portfolio and operations professionals, in-house counsel and administrative staff, the majority of whom are located in our corporate headquarters in Arlington, Virginia.  Our employees are not represented by any collective bargaining unit and we believe our relations with our employees are good.

Item 1A.          Risk Factors.

Investing in our common stock involves a high degree of risk.  You should consider carefully the risks described below and all other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes and the schedules and exhibits to this Annual Report on Form 10-K.

Substantially all of our portfolio investments are not publicly traded and, as a result, there is uncertainty as to the value of our portfolio investments.  If our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposition of such investments, our NAV could be affected adversely.

In accordance with the 1940 Act and accounting principles generally accepted in the United States, we carry substantially all of our portfolio investments at fair value as determined in good faith by our board of directors.  Typically, there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest.  As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

Whenever possible, we value securities at market value; however, only a small percentage of our investment portfolio is traded publicly.  We value the investments that are not publicly traded based on various factors during our valuation process and our investment and valuation committee reviews and approves these valuations.  The types of factors that may be considered in the determination of the fair value of these investments include public and private mergers and acquisitions transactions, comparisons to publicly traded comparable companies, third-party assessments of valuation, discounted cash flow analyses, the nature and realizable value of any collateral, the portfolio company's earnings and its ability to make payments, the markets in which the portfolio company does business, market-based pricing and other relevant factors.  In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may include unaudited, projected or pro forma financial information.  Our board of directors also uses several independent valuation firms to aid it in determining the fair value of these investments.  Because our valuations, and particularly the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates.  Our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and from the amounts we may realize on any disposition of such investments.  If our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposition of such investments, our NAV could be affected adversely.

Economic downturns or lingering effects of the recent capital markets disruption and recession could impair our portfolio companies’ financial position and operating results, which could, in turn, harm our operating results.

Many of the companies in which we have made, or may make, investments are, and may continue to be, susceptible to economic downturns or recessions.  Since the nation entered into a recession in late 2007, the stock market has declined, many financial institutions have failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. The U.S. government has acted to restore liquidity and stability to the financial system, but there can be no assurance these regulatory programs and proposals will have a long-term beneficial impact.  In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business.

To the extent that recessionary conditions continue or worsen, the financial results of middle-market companies, like those in which we invest, may continue to experience deterioration, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

Adverse economic conditions have decreased the value of some of our loans and equity investments and a prolonged recession, or the after-effects of these conditions, may further decrease such value.  These conditions have contributed to, and could continue to contribute to, additional losses of value in our portfolio and decreases in our revenues, net income and net assets.  If prolonged, unfavorable or uncertain economic and market conditions may affect the ability of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, merger, recapitalization or initial public offering.  Therefore, the number of non-performing assets may increase and the value of a portfolio company may decrease during such periods.  Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and have an adverse effect on our operating results.

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

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we have structured some of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investments and subordinate all, or a portion, of our claims to that of other creditors.  Holders of debt instruments ranking senior to our investments typically would be entitled to receive payment in full before we receive any distributions.  After repaying such senior creditors, such portfolio company may not have any remaining assets to use to repay its obligation to us.  We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances in which we exercised control over the borrower.  It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

Investing in middle-market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

Our portfolio consists primarily of debt and equity investments in privately owned middle-market companies.  Investing in middle-market companies involves a number of significant risks.  Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade.  Compared to larger publicly owned companies, these middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns.  Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors.  Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons.  Therefore, the loss of any of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition.  Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes.  These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy.  These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse affect on the return on, or the recovery of, our investment in these businesses.  Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

Some of these companies cannot obtain financing from public capital markets or from traditional credit sources, such as commercial banks.  Accordingly, loans made to these types of companies pose a higher default risk than loans made to companies that have access to traditional credit sources.

Generally, little, if any, public information is available about such companies.  Therefore, we must rely on our employees’ diligence to obtain information necessary to make well-informed investment decisions.  If we do not uncover material information about these companies, we may not make a fully informed investment decision, which could, in turn, cause us to lose money on our investments.

Portfolio company litigation could result in additional costs and the diversion of management time and resources.

In the course of providing significant managerial assistance to certain of our portfolio companies, we may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, we may be named as a defendant in such litigation, which could result in additional costs and the diversion of management time and resources.

Our financial position and results of operations could be affected adversely if a significant portion of our portfolio were invested in industries that experience adverse economic or business conditions.

From time to time, we target specific industries in which to invest on a recurring basis.  This practice could concentrate a significant portion of our portfolio in a specific industry.  As of December 31, 2009, our investments in communications companies represented 19.0% of the fair value of our portfolio.  Of the 19.0% investment, 17.2% represented investments in CLECs and 1.8% represented investments in other communications companies.   In addition, as of December 31, 2009, our investments in cable and healthcare portfolio companies represented 13.0% and 10.2%, respectively, of the fair value of our portfolio.  If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees,  a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

Broadview Networks Holdings, Inc., or Broadview, a CLEC serving primarily business customers, is our largest portfolio investment.  As of December 31, 2009, we held preferred stock in Broadview with a $138.8 million fair value.  As of December 31, 2009 and December 31, 2008, our investment in Broadview represented 14.1% and 11.6%, respectively, of the fair value of our investment portfolio.  If Broadview’s performance deteriorates or valuation multiples contract further in future periods, we may be required to recognize additional unrealized depreciation on this investment.  Our ability to recognize income from our investment in Broadview in future periods depends on the performance and value of Broadview.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make.  We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds.  Additionally, because competition for investment opportunities generally has increased in recent years among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas in which they have not traditionally invested.  As a result of these entrants, competition for investment opportunities has intensified in recent years and may intensify further in the future.  Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.  Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time.  We can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the interest rates we offer.  We believe that some of our competitors make loans with interest rates that are comparable to, or lower than, the rates we offer.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

We have been in a period of capital markets disruption and recession.  This disruption has contributed to a decrease in our NAV and stock price, and could have an adverse impact on our business and operations.

Since late 2007, and particularly since mid-2008, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity.  Initially, these market conditions were triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.  During this period of disruption, the global markets have been characterized by substantially increased volatility, short-selling and an overall loss of investor confidence.  While recent economic indicators have shown modest improvements in the capital markets, these indicators could worsen.  In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business.

We may be unable to monetize assets in a challenging market environment that may preclude buyers from making investments at the fair values established by our board of directors.  We are susceptible to the risk of significant loss, if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations, meet our liability maturities and maintain compliance with our debt covenants.  In addition, if the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act.  Any such failure would affect our ability to issue senior securities, including borrowings, pay dividends and could cause us to breach certain covenants in our credit facilities, which could materially impair our business operations.  Further asset value degradation may result from circumstances that we may be unable to control, such as a severe decline in the value of the U.S. dollar, a protracted economic downturn or an operational problem that affects third parties or us.  Ongoing disruptive conditions could cause our stock price and NAV to decline, restrict our business operations and adversely impact our results of operations and financial condition.  As of December 31, 2009, our common stock was trading at $4.32 per share, or at 53.6% of NAV.

Fluctuations in interest rates could affect our income adversely.

Because we sometimes borrow to make investments, our net income depends, in part, on the difference between the rate at which we borrow funds and the rate at which we invest these funds.  Because a significant portion of our assets and liabilities are priced using various short-term rate indices, including one-month to three-month LIBOR, commercial paper rates and the prime rate, the timing of changes in market interest rates or in the relationship between interest rate indices could affect the interest rates earned on our interest-earning assets differently than the interest rates we pay on interest-bearing liabilities.  As a result, significant changes in market interest rates could have a material adverse effect on our net income.

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations.  As of December 31, 2009, approximately 55.6% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and approximately 44.4% of the fair value of our loan portfolio was at fixed rates.  As of December 31, 2009, approximately 39.4% of the fair value of our loan portfolio had LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%.  These floors minimize our exposure to significant decreases in interest rates.

Our shares of common stock may trade at discounts from NAV, which limits our ability to raise additional equity capital.

Shares of closed-end investment companies frequently trade at a market price that is less than the NAV attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. It is not possible to predict whether our common stock will trade at, above, or below NAV. In the recent past, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock trades below its NAV per share, we generally will not be able to issue additional shares of our common stock at the then-current market price without first obtaining approval for such issuance from our stockholders and our independent directors.

If we are not successful in our appeal to the Internal Revenue Service, we could be subject to up to $21.9 million of additional taxes, interest and penalties, and could be required to make up to $25.1 million of additional cash and/or stock distributions.  This event could have an adverse effect on our liquidity.

In December 2007, we received an examination report from the Internal Revenue Service related to its audit of our tax returns for the 2004 and 2005 tax years.  The Internal Revenue Service proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio.  We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful.  In the event that our appeal is unsuccessful, we also could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. The 2006, 2007 and 2008 federal tax years remain open to examination by the IRS.

If market constraints further prevent us from obtaining additional debt or equity capital, our liquidity could be affected adversely, our business prospects could be impacted negatively, we could lose key employees and our operating results could be affected negatively.

The economic and capital market conditions in the U.S. have resulted in a reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular.  These conditions continue to constrain us and other companies in the financial services sector, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow.  In addition, the debt capital that will be available, if at all, may be at a higher cost and/or less favorable terms and conditions.  Equity capital is, and may continue to be, difficult to raise because we generally are not able to issue and sell our common stock at a price below NAV per share without stockholder approval.  These economic and market conditions and inability to raise capital have had a negative effect on our origination process, curtailed our ability to grow and had a negative impact on our liquidity and operating results.  The prolonged inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and have an adverse impact on our operating results.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then-current NAV per share of our common stock.

During the past year, our common stock has traded consistently and at times significantly, below NAV.  The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of our stock, subject to certain exceptions.  One of these exceptions allows the sale of common stock at a price below NAV if the sale is approved by the holders of a majority of our outstanding voting securities and by holders of a majority of our outstanding voting securities who are not affiliated persons of us, and our board of directors must make certain determinations prior to any such sale.

If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then-current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sale price and the NAV per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot currently be predicted.

We may in the future decide to issue preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Because preferred stock is another form of leverage and the dividends on any preferred stock we might issue must be cumulative, preferred stock has the same risks to our common stockholders as borrowings. Payment of any such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.  In addition, holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, could veto any such changes.

If we fail to qualify as a RIC, we will have to pay corporate-level taxes on our income and our income available for distribution would be reduced significantly or eliminated.

We have elected to be taxed for federal income tax purposes as a RIC, under Subchapter M of the Internal Revenue Code.  To qualify as a RIC under the Internal Revenue Code, we must meet certain source-of-income, asset diversification and annual distribution requirements and maintain our status as a BDC, including:

•
The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis.  Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement.  If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and, therefore, will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.  Such a failure would have a material adverse effect on our stockholders and us.

A failure on our part to maintain our qualification as a BDC would significantly reduce our operating flexibility.

If we continuously fail to qualify as a BDC, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a BDC, see the disclosure under the caption “Item 1. Business—Regulation.”

We have substantial indebtedness and, if we do not service our debt arrangements adequately, our business could be harmed materially.

As of December 31, 2009, we had $557.8 million of outstanding borrowings under our debt facilities.  As of December 31, 2009, the weighted-average annual interest rate on all of our outstanding borrowings was 3.2%, excluding the amortization of deferred debt issuance costs.  Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our warehouse financing facility, or SunTrust Warehouse, funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., and our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity.  In addition, these facilities include various affirmative and negative covenants, as well as certain cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could, in certain circumstances, constitute a default under other debt facilities.  In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period, if any, the lenders thereunder would have the ability to, in certain circumstances, accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies.  In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets.  However, in the event of a default on these loans held by the trusts, we bear losses to the extent that the fair value of our collateral exceeds our borrowings.  The fair value of our collateral was $227.7 million as of December 31, 2009.

Under the terms of our unsecured notes, or the Private Placement Notes, we are also subject to financial and operating covenants that restrict our business activities, including our ability to incur certain additional indebtedness, effect debt and stock repurchases in specified circumstances or through the use of borrowings or unrestricted cash, or pay dividends above certain levels.

We record decreases in the fair values of our portfolio company investments as unrealized depreciation, which could affect certain covenants in our credit facilities.  Our SunTrust Warehouse requires that we maintain a minimum stockholders’ equity of not less than $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009.  The Private Placement Notes require that we maintain a consolidated stockholders equity of $500.0 million for the periods ending as of and after December 31, 2008.  As of December 31, 2009, our stockholders’ equity was $615.7 million.  In the event that our investments experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities, pursuant to which our lenders might, among other things, require full and immediate payment.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common stock, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price.  If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions until we are in compliance with the 200% threshold requirement.

If we are not able to refinance or renew our debt or able to do so on favorable terms, our operations could be affected adversely.

As of December 31, 2009, we had $557.8 million of borrowings.  In February 2010, we received the annual renewal of the liquidity facility that supports our SunTrust Warehouse, at which time the SunTrust Warehouse facility limit was reduced to $150.0 million.  As of December 31, 2009, the facility limits for the SunTrust Warehouse and Private Placement notes were $170.7 million and $51.5 million, respectively.

Absent any acceleration events, the SunTrust Warehouse matures in August 2012 and the Private Placement Notes mature in October 2011 (with respect to the $34.3 million in notes remaining) and October 2012 (with respect to the $17.2 million in notes remaining).  We cannot be certain that we will be able to renew our credit facilities as they mature or to establish new borrowing facilities to provide capital for normal operations, including new originations.  Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.  This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally.  If we are unable to renew or refinance such facilities and establish new facilities, at a reasonable size, our liquidity will be reduced significantly.  Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms.  If we are unable to repay amounts outstanding under such facilities and are declared in default or if we are unable to renew or refinance these facilities, our operations could be affected adversely.

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to have significant influence over the entity. The stockholders and management of the portfolio company may make decisions that could decrease the value of our portfolio holdings.

We make both debt and minority equity investments.  For these investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of that company may take risks or otherwise act in ways that do not serve our interests.  As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings and have an adverse effect on our financial position and results of operations.

Investments in equity securities involve a substantial degree of risk.

We may purchase common stock and other equity securities, including warrants.  Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities.  The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on our portfolio company’s success.  Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event of additional issuances.  Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.

You may not receive future distributions.

In the event that our asset coverage ratio falls below 200%, which it did during the quarter ended March 31, 2009, we will be unable to make distributions until our asset coverage ratio improves.  If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period.  We cannot assure you that you will receive any distributions or distributions at a particular level.  As of December 31, 2009, our asset coverage ratio was 216%.  We have not paid a dividend since July 2008.  During 2009, we incurred certain losses for tax purposes that we recognized for book purposes during 2008, which resulted in no statutorily required dividend payments in 2009.  In order to preserve capital, we did not make distributions during 2009.  For the foreseeable future, we expect to make decisions with respect to dividends on a quarter-by-quarter basis after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio at the time of such decision.  We may not be able to achieve operating results or our business may not perform in a manner that will allow us to make any future distributions.  In addition, we may not be able to make distributions at a specific level or to increase the amount of these distributions from time to time.  Due to the BDC asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

In the future, we may choose to pay distributions with shares of our own common stock.  In that case, you may be required to pay tax in excess of the cash you receive.

While currently it is not our intention to do so, we may in the future elect to distribute taxable dividends that are payable, in part, in shares of our common stock.  Under a recently issued IRS revenue procedure, we may treat a distribution of our stock as a dividend if, among other things, the stock is publicly traded on an established securities market and each stockholder may elect to receive his or her entire distribution in either cash or our stock subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which must be at least 10% of the aggregate declared distribution.  Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as a long-term capital gain to the extent such distribution is properly designated as a capital gain dividend).  As a result, a U.S. stockholder may be required to pay tax with respect to such distribution in excess of any cash received.  If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders decide to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

In accordance with tax regulations, we include in taxable income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term.  We include increases in loan balances resulting from contracted payment-in-kind arrangements in taxable income, in advance of receiving cash payment.  Since we may recognize income before, or without, receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain tax benefits as a RIC.  Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and, thus, be subject to corporate-level income tax.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business.  We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities.  These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

If we need to sell any of our investments, we may not be able to do so at a favorable price and, as a result, we may suffer losses.

Our investments usually are subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments.  The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price.  As a result, we may suffer losses.  In addition, if we were forced to liquidate some or all of the investments in our portfolio immediately, the proceeds of such liquidation could be significantly less than the current fair value of such investments.  We may be required to liquidate some or all of our portfolio to meet our debt service obligations or to maintain our qualification as a BDC and as a RIC if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

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

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

We have issued debt securities and may issue additional debt securities, preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act.  Under the provisions of the 1940 Act, as a BDC, we are permitted to issue senior securities only in amounts such that our BDC asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities.  If the value of our assets declines, we may be unable to satisfy this test.  If that happens, we would be precluded from issuing senior securities and paying dividends and we may be required to sell a portion of our investments and, depending on the nature of our leverage, may be required to repay a portion of our indebtedness at a time when such sales may be disadvantageous.  In addition, the 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV unless our stockholders approve such a sale and our board of directors makes certain determinations.

Any change in the regulation of our business could have a significant adverse effect on the profitability of our operations and our cost of doing business.

Changes in the laws, regulations or interpretations of the laws and regulations that govern BDCs, RICs, SBICs or non-depository commercial lenders could have a significant adverse effect on our operations and our cost of doing business.  We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations.  If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted requirements that are more stringent than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we may have to restrict our operations.

Our wholly owned subsidiary is licensed by the SBA and is subject to SBA regulations.

Our wholly owned subsidiary, Solutions Capital I, L.P., is licensed to operate as an SBIC and is regulated by the SBA.  The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures.  The SBA regulations require, among other things, that a licensed SBIC be examined periodically, by an SBA examiner, to determine the SBIC’s compliance with the relevant SBA regulations and be audited by an independent auditor.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries.  Compliance with SBA requirements may cause our SBIC subsidiary to forego attractive investment opportunities that are not permitted under SBA regulations.

SBA regulations currently limit the amount that a single-license SBIC subsidiary may borrow up to a maximum of $150 million when it has at least $75 million in private capital; receives a capital commitment from the SBA; and has been through an examination by the SBA subsequent to licensing.  As of December 31, 2009, our SBIC subsidiary had investments in four portfolio companies with a total fair value of $30.8 million.

The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC.  If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments.  In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the SBIC Act or any rule or regulation promulgated thereunder.  These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiary is our wholly owned subsidiary.

Our wholly owned SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the SBIC Act and SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our status as a RIC.

Current levels of market volatility are unprecedented.  Our stock price has been, and continues to be, volatile and purchasers of our common stock could incur substantial losses.

Since 2007, the capital and credit markets have experienced extreme volatility and disruption and we have experienced greater than usual stock price volatility.  In addition, the stock market in general and the market prices for securities of financial services companies, and BDCs in particular, have experienced extreme volatility that often have been unrelated or disproportionate to the operating performance of these companies.  If current levels of market volatility continue or worsen, there can be no assurance that we will not continue to experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

In addition, the trading price of our common stock following an offering may fluctuate substantially.  The price of the common stock that will prevail in the market after an offering may be higher or lower than the price you paid and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be related directly to our operating performance.  The market price and the liquidity of the market for our shares may from time to time be affected by a number of factors which include, but are not limited to, the following:

•	our quarterly results of operations;

•	our origination activity, including the pace of, and competition for, new investment opportunities;

•	price and volume fluctuations in the overall stock market from time to time;

•	investors’ general perception of our company, the economy and general market conditions;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	the financial performance of the specific industries in which we invest on a recurring basis, including without limitation, our investments in the communications, cable and healthcare industries;

•	significant transactions or capital commitments by us or our competitors;

•	significant volatility in the market price and trading volume of securities of BDCs or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls or short trading positions;

•	changes in laws or regulatory policies or tax guidelines with respect to BDCs or RICs;

•	loss of RIC status;

•	the loss of a major funding source, including one of our lenders;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; or

•	departures of key personnel.

If any of these factors causes an adverse effect on our business, our results of operations or our financial condition, the price of our common stock could fall and investors may not be able to sell their common stock at or above their respective purchase prices.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

Neither we nor any of our subsidiaries own any facilities or real estate.  However, during 2009 we leased 39,574 square feet of office space in Arlington, Virginia for our corporate headquarters and 6,758 square feet in Richmond, Virginia for certain administrative operations.  We also leased office space in California and Georgia that is no longer used by MCG, the majority of which has been sublet to third-parties.  Effective January 1, 2010, we negotiated a reduction of unused space that previously had been included in our California lease.  As a result, beginning in January 2010, all of our leased facilities in California and Georgia were sublet to third-parties.

Item 3.      Legal Proceedings.

In December 2007, we received an examination report from the Internal Revenue Service related to its audit of our tax returns for the 2004 and 2005 tax years.  The Internal Revenue Service proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio.  We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful.  If our appeal is not successful, we could be subject to up to $21.9 million of additional taxes, interest and penalties and we could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions.  At the present time, we believe that our total obligation associated with this examination should not exceed $1.0 million, including additional taxes, interest and penalties accrued through the settlement.  We accrued the majority of this estimated obligation, including $0.2 million of estimated tax expense recorded in 2009 and $0.3 million of estimated tax expense recorded during 2007. In addition, during 2009 and 2008, we recorded $0.1 million and $0.2 million, respectively, of estimated interest and penalties in general and administrative expense.  If, in the future, we believe our total obligation associated with this examination were to increase, we would accrue the additional estimated amounts due. The 2006, 2007 and 2008 federal tax years remain open to examination by the IRS.

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

Item 4.      Submissions of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MCGC.”  The following table sets forth the high and low last sale prices of our common stock for the periods indicated, as reported on the NASDAQ Global Select Market:

	Years ended December 31,
	2009		2008
Quarter Ended	High	Low	High	Low
March 31	$1.70	$0.49	$13.61	$9.09
June 30	$2.61	$1.25	$8.46	$3.98
September 30	$4.19	$2.20	$4.90	$2.21
December 31	$4.91	$3.92	$2.38	$0.58

Holders

On February 24, 2010, we had approximately 160 holders of record and approximately 23,400 beneficial holders of our common stock.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered shares of our common stock or repurchase any shares of our common stock during the three months ended December 31, 2009.

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

The following table summarizes our distributions declared since January 1, 2008:

Date Declared	Record Date	Payment Date	Amount
May 6, 2008	June 30, 2008	July 30, 2008	$ 0.27
February 22, 2008	March 12, 2008	April 29, 2008	0.44

We incurred certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which reduced our statutorily required dividend payment to zero in 2009.  We will make decisions with respect to the actual level of 2010 dividends on a quarter-by-quarter basis during 2010, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio at the time of such decision.  We expect we will make the first such determination after the results for the first quarter of 2010 are finalized.  For additional information about our distributions, see the Liquidity and Capital Resources section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.

Stock Performance Graph

The following comparative stock performance graph compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2004 through December 31, 2009, in each of:  i) our common stock; ii) the Russell 2000 Index; and iii) the NASDAQ Financial 100 Index (capitalization weighted).

Measurement Date	MCG Capital Corporation	NASDAQ Financial 100	Russell 2000
12/31/2004 (base period)	$100.00	$100.00	$100.00
6/30/2005	105.05	96.50	98.75
12/31/2005	94.41	99.87	104.55
6/30/2006	108.70	101.17	113.14
12/31/2006	145.67	110.47	123.76
6/30/2007	120.78	109.04	131.74
12/31/2007	93.49	99.71	121.82
6/30/2008	35.64	78.17	110.40
12/31/2008	6.36	68.76	80.66
6/30/2009	21.76	62.06	82.79
12/31/2009	38.69	69.66	102.58

The information included under the heading Stock Performance Graph in Item 5 of this Annual Report on Form 10-K is "furnished" and not "filed," and shall not be deemed to be "soliciting material" or subject to Regulation 14A, shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.      Selected Consolidated Financial Data

The selected consolidated financial data set forth in the following table with respect to our statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 are derived from our audited financial statements included in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited financial statements, which are not included herein.  Historical results are not necessarily indicative of future results.  See the notes below and to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing DNOI and (loss) earnings per common share basic and diluted.  The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto found at Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
(in thousands, except per share and other period-end data)	2009	2008	2007	2006	2005
Income statement data
Revenue	$99,834	$135,365	$187,119	$154,393	$119,545
Net operating income before investment (loss) gain and income tax (benefit) provision	38,188	56,090	101,918	83,644	60,515
Net investment (loss) gain	(94,353)	(257,601)	(12,887)	20,017	7,678
Distributable net operating income ("DNOI")(a)	45,915	66,902	110,942	87,114	64,936
Net (loss) income	(51,059)	(191,245)	86,636	100,949	68,193
Per common share data
Net operating income before investment (loss) gain and income tax (benefit) provision per common share—basic and diluted	$0.51	$0.78	$1.55	$1.46	$1.19
DNOI per common share—basic and diluted(a)(b)	$0.61	$0.93	$1.69	$1.52	$1.27
(Loss) earnings per weighted-average common share—basic and diluted(b)	$(0.68)	$(2.65)	$1.32	$1.76	$1.34
Cash dividends declared per common share	$—	$0.71	$1.76	$1.68	$1.68
Selected period-end balances
Investment portfolio balance
Fair value	$986,346	$1,203,148	$1,545,090	$1,248,073	$1,088,498
Cost	1,154,924	1,470,123	1,564,401	1,233,166	1,108,193
Total assets	1,191,149	1,312,434	1,637,581	1,319,268	1,244,487
Borrowings	557,848	636,649	751,035	521,883	541,119
Total stockholders' equity	615,683	658,911	834,689	753,137	666,087
Net asset value per common share outstanding(c)	$8.06	$8.66	$12.73	$12.83	$12.48
Other period-end data
Average size of investment
Fair value	$16,718	$17,188	$19,075	$15,037	$11,962
Cost	19,575	21,002	19,314	14,857	12,178
Number of portfolio companies	59	70	81	83	91
Number of employees(d)	64	73	95	85	128
Reconciliation of DNOI to net operating income before investment (loss) gain and income tax (benefit) provision
Net operating income before investment (loss) gain and income tax (benefit) provision	$38,188	$56,090	$101,918	$83,644	$60,515
Amortization of employee restricted stock awards	7,727	6,961 (e)	9,024	3,470	4,421
Goodwill impairment	—	3,851	—	—	—
DNOI	$45,915	$66,902	$110,942	$87,114	$64,936

Weighted-average common shares outstanding—basic and diluted	74,692	72,254	65,606	57,222	50,996
Shares outstanding at end of year	76,394	76,075	65,587	58,694	53,372

(a)
DNOI is net operating income before investment gains and losses and income tax (benefit) provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards and goodwill impairment.  We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities.  These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization and goodwill impairment charges, which represents an expense of the company but does not require settlement in cash.  DNOI does include paid-in-kind, or PIK, interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared.  DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP).  Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

(b)
In accordance with ASC 260—Earnings Per Share, we adjusted the weighted-average basic and diluted common shares outstanding for the three months ended March 31, 2008 to include participating restricted shares of common stock that received non-forfeitable dividends.  See Note 12—(Loss) Earnings Per Share for additional information.  The implementation of this standard did not change our previously reported earnings per share.

(c)	Based on common shares outstanding at period-end.

(d)	Includes 51 employees as of December 31, 2005 of our former subsidiary Kagan Research, LLC.

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

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties.  These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; the cause of unrealized losses; the performance of our current and former portfolio companies; our recent strategic initiatives, including monetizing assets (focusing on lower yielding equity investments), building liquidity, preserving capital and reducing debt obligations; our efforts to preserve net asset value and close the gap between net asset value and stock price; the amount, timing and price (relative to fair value) of asset monetizations; our ability to increase stockholder value by exploring new investment opportunities; the pacing of our origination activity and the deployment of capital in investments that are consistent with our investment strategy; our decision to make dividend distributions during 2010 based on the quarterly assessment of cash earnings, liquidity, statutory distribution requirements, asset coverage ratio, gains and losses recognized for tax purposes, portfolio transactional events, our borrowing agreements and other key metrics; our intentions to distribute future taxable dividends that could be payable in part in our common stock; the timing of, and our ability to, repurchase equity, additional debt securities and make stockholder distributions; our future strategic plans, including plans to redeploy our investments in lower-yielding equity investments and cash in securitization and restricted accounts into new investment opportunities; our ability to generate operating income from new investments and to support the reinstitution and future growth of distributions to stockholders; the reduction in investments in equity securities to no more than 20% of the fair value of our total portfolio over the next few years; the limitation on future investing activities to debt investments; our level of investments in control companies beyond those that are currently in our portfolio; our underwriting process relative to macro economic conditions; our belief that control investments generally provide a reliable income stream and an opportunity to generate capital gains on our investment; our belief that providing assistance to our portfolio companies enables us to maximize our value proposition for our portfolio companies, which, in turn, helps maximize our investment returns; our intention to avoid the acquisition of securities issued by any investment company that exceed the limits imposed by the 1940 Act; our use of independent valuation firms to provide support for our internal valuation processes; our expectations regarding the pursuit of additional cost-saving measures during 2010; the management of our expense base relative to our asset size; our expectation to make modest cost of living adjustments to our employees’ base salaries during 2010; the outcome of our tax appeal with the Internal Revenue Service; the sufficiency of liquidity to meet operating requirements and origination activity during the upcoming year; our plans and ability to access our SBIC facility and to exclude debt from our BDC asset coverage ratio; our intention to retain our status as a BDC; our ability to identify, attract and retain capable employees; our intention to deposit excess cash into secured interest-bearing accounts; general market conditions; the state of the economy and other factors.  Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict.  Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements.  Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part I of this Annual Report on Form 10-K.

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

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act.  As a BDC we must meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a 200% asset coverage ratio of total net assets to total senior securities, which include most of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future.  In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code.  In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements.  If we satisfy these requirements, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability.  From time to time, our wholly owned subsidiaries may execute transactions that trigger corporate-level tax liabilities.  In such cases, we recognize a tax provision in the period when it becomes more likely than not that the taxable event will occur.

Recent Developments

Since late 2007, the United States economy has been in a recession, which has had a severe adverse impact on many companies, especially those in the financial services sector.  Since that time, the stock market decreased dramatically, several financial institutions failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending.  As these events unfolded, banks and others in the financial services industries recognized significant losses resulting primarily from a general decline in the fair value of their respective asset portfolios.  In recent months, however, certain economic indicators have shown modest improvements.  Nonetheless, we believe it is premature to conclude that these improvements are necessarily indicative of a sustained economic recovery and it is possible that the economy could again regress.  In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business.

Consistent with other companies in the financial services industry, we have been affected adversely by many of these macro-economic events.  For example, the deterioration in consumer confidence and general reduction in spending by both consumers and businesses led to an overall reduction in the performance of certain companies in our portfolio, as well as a reduction in certain comparable multiples that we use to estimate the fair value of certain companies in our investment portfolio.  As a result, beginning during the second half of 2008 and continuing through 2009, we recognized reductions in the fair value of a number of our debt and equity investments.

In 2008, we established a multi-pronged strategy aimed at preserving liquidity and strengthening our capital base, including: the suspension of dividends; the monetization of portfolio investments with an emphasis on monetizing junior debt and equity securities; the renegotiation of key borrowing agreements; and the reduction of general and administrative costs.  We believe that our execution of this plan has made significant progress toward restoring value for our stockholders.  For example:

•
in February 2009, we successfully renegotiated three credit facilities, which provide us with continuing debt financing with repayment terms that are tied to future monetizations, as well as relaxed key covenant requirements.  In October 2009, we also successfully renegotiated the maturity of our unsecured privately placed notes issued in 2005 from October 2010 to October 2011;

•
the cash balance in our securitization and restricted accounts, which may be deployed for suitable new investment opportunities, has increased from $38.5 million as of December 31, 2008 to $130.4 million as of December 31, 2009.  In addition, we maintained a $54.2 million balance of unrestricted cash and cash equivalents as of December 31, 2009;

•	since beginning our deleveraging initiatives in July 2008, we completed $285.8 million of investment monetizations, including $168.0 million during 2009;

•
the fair value losses on our investment portfolio have declined.  During the year ended December 31, 2009, we recorded a $94.4 million loss on the fair value of our portfolio and other assets compared to a $257.6 million loss during 2008; and

•	during the year ended December 31, 2009, we reported a loss per share of $0.68, compared with a $2.65 loss per share during 2008.

While the execution of our 2008 strategic plan, combined with modest improvements in the economy, enabled us to achieve these results, we continue to be cautious about the stability of the economy and the potential for further near-term economic growth.  As such, in the third quarter of 2009 we undertook a comprehensive review of our historical performance and developed a new multi-year strategic plan.  The following sections describe our Strategic Plan and summarize the results from the implementation of our 2008 strategic plan.

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

While we are cautious about the state of the economy, we believe we can enhance stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities.  As we execute this plan over the next several years, we plan to continue to monetize our equity portfolio, which has an average annual earnings yield of 1.9%, and redeploy that capital and cash held in securitization and restricted accounts into debt securities with interest yields that are expected to increase our operating income and support the reinstitution and future growth of distributions to our stockholders.  As we execute on this monetization strategy, we will continue to focus on preserving our NAV and enhancing the overall return profile on our investment capital.  We estimate this component of our strategy will reduce our investment in equity securities to no more than 20% of the fair value of our total portfolio over the next few years.  We generally expect to limit our future investing activities to debt investments until we close the valuation gap between our stock price and our NAV and can validate the performance returns of our existing equity portfolio.

For the foreseeable future, we do not intend to make significant investments in control companies beyond those that are currently in our portfolio.  When making new investments we expect to underwrite credit in a manner consistent with our expectation that macro-economic conditions will be under pressure for an extended period of time.  Although, we currently have sufficient capital available to fund investments and there is significant demand for our products, we remain cautious regarding the pace of our origination activity and expect to deploy capital in investments that are consistent with our investment strategy.  Over time, if we can meet our goals with respect to leverage levels and unrestricted cash balances, we may potentially seek to repurchase equity and additional debt securities, subject to the limitations set forth in our private placement borrowing agreements and market conditions surrounding the pricing of these instruments.  To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon a quarterly assessment of the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such assessment.

As we enter 2010, we remain cautious about a long-term economic recovery.  However, because of the actions we undertook in 2009 and 2008, we believe that we are in a position to initiate new investment opportunities and to make decisions regarding dividend distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision.  We expect we will make the first such determination after the results for the first quarter of 2010 are finalized.

Monetizations

Since the second half of 2008, we have focused on monetizing certain debt and equity investments in our portfolio to deleverage our balance sheet and build cash reserves.  Beginning in 2008 and continuing through 2009, the availability of capital became increasingly constrained, which impacts the timing of monetizations.

However, during 2009, we successfully monetized $168.0 million of our portfolio investments (at close to our carrying value), including:

•
the February 2009 sale of our equity investment in LMS Intellibound Investors, LLC, or LMS, for $40.5 million, or $16.3 million and $4.1 million above the most recently reported respective cost and fair value; as well as the $10.2 million prepayment of our subordinated debt investment in LMS at par in June 2009;

•	the February 2009 repayment of our $21.5 million second-lien debt investment in Dayton Parts Holding, LLC at par and $0.9 million above its most previously reported fair value;

•
the April 2009 monetization of our senior debt and equity investment in TNR Holdings Corp., or TNR, for $11.6 million.  Our monetization of TNR represents a distressed sale, which was completed at 23.8% and 42.3% of our most recently reported cost and fair value, respectively, which we exited after three major customers notified TNR that they did not intend to renew their contracts;

•	the June 2009 repayment of our $18.7 million senior debt investment in Cervalis, LLC at par and $0.4 million above the most recently reported fair value;

•	the August 2009 sale of our equity investment in Coastal Sunbelt Holdings, Inc for $15.2 million, or 98% of its most recently reported cost and fair value; and

•
the December 2009 repayment of our senior debt investment in Tegra Medical Holdings, LLC, or Tegra  for $25.5 million, or $0.2 million above the most recently reported cost and fair value, and the sale of our equity investment in Tegra for $1.5 million, or $0.5 million above the most recently reported cost and fair value.

A comprehensive list of 2009 monetization activity is included in the Portfolio Composition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In 2008, we successfully monetized $155.6 million of our portfolio assets, including $92.1 million of monetizations (at close to our carrying value) during the second half of the year.  Since initiating our deleveraging initiatives in July 2008, we have completed $285.8 million of investment monetizations, including 29 monetizations that were completed at 99.9% and 100.5% of their most recently reported cost and fair value, respectively, as well as the TNR distressed sale at 23.8% and 42.3% of its most recently reported cost and fair value, respectively.

We will strive to continue monetizing assets over the course of the next several quarters with a focus on monetizing lower yielding equity investments.  However, the timing of such monetizations depends largely upon future market conditions.  We are under no contractual or other obligation to monetize assets at specified times, levels or prices.

Borrowing Agreements

In October 2009, we amended our Series 2005-A and Series 2007-A unsecured privately placed notes, or Private Placement Notes.  These amendments extended the scheduled maturity of the Series 2005-A Notes by one year to October 11, 2011.  In addition, the amendments increased the interest rate on the Series 2005-A notes by 100 basis points to 9.98%.  The amendments also required us to make a $5.0 million prepayment, spread ratably to holders of the Series 2005-A and Series 2007-A Private Placement Notes.  The percentage of net cash proceeds of any monetization of unencumbered investment assets to be swept to reduce amounts outstanding under the Private Placement Notes increased by 5% to 45% after our secured warehouse facility, or the SunTrust Warehouse, receives $7.5 million of net proceeds pursuant to its required 7.5% sweep.  The interest rate and maturity of the Series 2007-A notes remains unchanged.

On May 4, 2009, we decided to repay our unsecured revolving line of credit prior to the maturity date of May 29, 2009.  In February 2009, we successfully renegotiated three of our debt facilities.  In February 2010, we obtained a liquidity renewal from SunTrust Bank, for our SunTrust Warehouse, and further amended this facility to, among other things, provide for a legal final maturity for this facility of August 2012.  These amendments relaxed key covenant requirements under the borrowing facilities.  Most significantly, the minimum net worth requirement was reduced from $654.0 million to $500.0 million, plus 50% of the proceeds from equity issuances after February 26, 2009 for our SunTrust Warehouse and to $500.0 million for our Private Placement Notes.  In addition, cross-default provisions related to our Private Placement Notes were modified so that the defaults under other non-recourse facilities would not be an event of default for the Private Placement Notes.

As described more fully in the Liquidity and Capital Resources—Borrowings section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we agreed to increase the interest rates paid under the facilities.  These amendments provide us with continuing debt financing with repayment terms that are tied to future monetizations.

In addition to the borrowing facilities described above, in December 2004, we formed Solutions Capital I, L.P., a wholly owned subsidiary licensed by the United States Small Business Administration, or the SBA, to operate as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or the SBIC Act.  This license allows us to borrow up to $130.0 million, based upon our commitment and the SBA’s existing approval.  To realize the full $130.0 million potential borrowing for which we have been approved under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of December 31, 2009.  As of December 31, 2009, we had $27.6 million of SBA guaranteed debentures outstanding.  We must repay these borrowings within ten years after the borrowing date, which will occur between 2018 and 2022.  In October 2008, we received exemptive relief from the Securities and Exchange Commission, or SEC, that, among other things, allows us effectively to exclude debt issued by Solutions Capital I, L.P. from the calculation of our consolidated BDC asset coverage ratio.  The American Recovery and Reinvestment Act of 2009, which was passed into law in February 2009, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million, representing a $12.9 million increase over the SBA’s $137.1 million maximum limit as of December 31, 2008.  The limit may be increased to $225.0 million with the approval of a second SBIC license and the investment of additional regulatory capital.  The SBA’s approval and commitment would be required in order to access this incremental borrowing capacity.  To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through December 31, 2009.  There is no assurance that we could draw up to the maximum limit available under the SBIC program.  For additional information regarding the regulation of the Solutions Capital I, L.P., see Item 1. Business—Regulation.

Dividend Suspension

We did not declare dividends during the year ended December 31, 2009.  We incurred certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which resulted in a significant reduction to our statutorily required dividend payment in 2009.  We will make our decisions with respect to the actual level of 2010 dividends on a quarter-by-quarter basis, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision.  We expect we will make the first such determination after the results for the first quarter of 2010 are finalized.

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

In addition to being able to extinguish this debt for less than 27% of the principal amount of the associated notes, our interest expense will be reduced by approximately $0.8 million of annual interest expense, based on LIBOR in effect as of December 31, 2009, over the remaining life of the Commercial Loan Trust 2006-1 facility.

Corporate Restructuring

In August 2008, we announced the implementation of a corporate restructuring that resulted in lower incentive compensation for our executives, a 27% reduction in our workforce and the closure of certain facilities.  Subsequent to the August 2008 reduction in force, additional employees have separated from MCG, whom we do not expect to replace in the near-term. Since beginning these cost-reduction initiatives, we reduced our workforce from 101 employees to 64 employees as of December 31, 2009, which represents a 37% reduction in our workforce.  To further control our employee compensation expense, we implemented a base salary freeze for essentially all personnel during 2009.  We intend to freeze executive and senior management salaries and to make modest cost of living adjustments to our staff’s base salaries during 2010.  We expect to pursue additional cost-saving measures in 2010 and plan to manage our expense base relative to our asset size.

Performance-Based Incentive Compensation

On July 23, 2009, our board of directors approved two compensation plans that are designed to incentivize management and key non-executive employees and to increase stockholder value and our company’s overall success.  The 2009 Annual Incentive Cash Bonus Plan provided executive officers and key non-executive employees the opportunity to earn up to an aggregate of $4.0 million of cash bonuses upon the achievement of certain individual and strategic goals during 2009 in each of five categories:  1) equity portfolio monetizations; 2) BDC asset coverage ratio; 3) earnings from the portfolio; 4) earnings per share; and 5) successful renegotiation of our credit facilities.

The 2009 Long-Term Incentive Program, or LTIP, provides an opportunity for executive officers and key non-executive employees to receive a total of up to an aggregate of 865,000 shares of our restricted common stock to be issued under our Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, and cash bonuses of up to an aggregate of $5.2 million if, among other things, the market price of MCG’s common stock reaches specific price thresholds within the LTIP’s 36-month performance period.  MCG achieved two of these market-price thresholds in October 2009, which resulted in the issuance of 432,500 shares of common stock to LTIP participants.  The forfeiture provisions for 288,300 of these shares of common stock lapsed immediately upon issuance.  The forfeiture provisions for the remaining 144,200 of these shares of common stock will lapse in October 2010, contingent upon the employees’ continued service until that time.

Overview of Results of Operations

During 2009, we reported a net loss of $51.1 million, or $0.68 per diluted share, compared to a net loss of $191.2 million, or $2.65 per diluted share, during 2008.  Our net operating income during 2009 was $38.2 million, or $0.51 per diluted share, compared to $56.1 million, or $0.78 per diluted share, during 2008.

The $51.1 million of net loss reported for 2009 primarily reflects the recognition of $94.4 million of net investment losses during the year.  These investment losses included $192.0 million of realized losses on our investments and $97.6 million of unrealized depreciation, which represents valuation write-downs of several portfolio investments, including $24.6 million and $15.8 million of unrealized depreciation on our investments in Total Sleep Holding, Inc. and TNR, respectively.  These losses were offset by a $195.2 million reversal of unrealized depreciation on our investments, which includes the liquidation of our investment in Cleartel Communications, Inc.  The unrealized depreciation recognized on our portfolio investments was due predominantly to the performance of some of our portfolio companies and a reduction in certain comparable multiples used to estimate the fair value of our investments.

The $17.9 million, or 31.9%, decrease in net operating income during 2009 from 2008 was attributable primarily to a decrease in interest income resulting from lower average LIBOR, changes in the composition and the average balance of loans that are on non-accrual status and a decline in average loan balances.

Portfolio Composition

As of December 31, 2009, the fair value of our investment portfolio was $986.3 million, which represents a $216.8 million, or 18.0%, decrease from the $1,203.1 million fair value as of December 31, 2008.  This decrease is attributable primarily to the monetizations and valuation adjustments discussed above.  The following sections describe the composition of our investment portfolio as of December 31, 2009 and 2008 and describe key changes in our portfolio during 2009 and 2008.

The following table summarizes the composition of our investment portfolio at fair value:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$379,457	38.5%	$428,817	35.7%
Subordinated debt
Secured	275,398	27.9	351,425	29.2
Unsecured	30,618	3.1	28,081	2.3
Total debt investments	685,473	69.5	808,323	67.2
Equity investments
Preferred equity	257,984	26.2	339,576	28.2
Common/common equivalents equity	42,889	4.3	55,249	4.6
Total equity investments	300,873	30.5	394,825	32.8
Total investments	$986,346	100.0%	$1,203,148	100.0%

The following table shows our portfolio of investments by industry at fair value:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$170,129	17.2%	$173,789	14.4%
Communications—other	18,020	1.8	17,403	1.5
Cable	128,386	13.0	119,134	9.9
Healthcare	100,278	10.2	123,589	10.3
Food services	70,035	7.1	81,935	6.8
Plastic products	57,449	5.8	45,317	3.8
Broadcasting	52,255	5.3	66,401	5.5
Electronics	42,082	4.3	42,018	3.5
Sporting goods	39,103	4.0	36,531	3.0
Business services	37,455	3.8	77,213	6.4
Laboratory instruments	34,790	3.5	35,054	2.9
Logistics	31,694	3.2	66,950	5.6
Publishing	31,093	3.2	34,743	2.9
Technology	27,595	2.8	35,980	3.0
Education	24,127	2.5	29,062	2.4
Insurance	22,815	2.3	21,258	1.8
Home furnishings	21,050	2.1	27,899	2.3
Consumer products	18,665	1.9	22,855	1.9
Leisure activities	14,186	1.4	13,816	1.2
Other media	10,415	1.1	11,940	1.0
Drugs	10,213	1.0	11,234	0.9
Auto parts	8,720	0.9	31,011	2.6
Information services	6,985	0.7	13,618	1.1
Entertainment	906	0.1	28,268	2.4
Industrial products	—	—	26,246	2.2
Other(a)	7,900	0.8	9,884	0.7
Total	$986,346	100.0%	$1,203,148	100.0%

(a)	No individual industry within this category exceeds 1%.

As of December 31, 2009, approximately 19.0% of the fair value of our investment portfolio was composed of investments in the communications industry.  The 19.0% included 17.2% invested in CLECs and 1.8% invested in other communications companies, including an international telecommunications service provider, a paging service and a telecommunications tower company.  As of December 31, 2008, approximately 15.9% of the fair value of our investment portfolio was composed of investments in the communications industry, including 14.4% invested in CLECs and 1.5% invested in other communications companies.  For the years ended December 31, 2009 and 2008, our portfolio companies in the communications industry contributed $4.4 million, or 4.4%, and $15.5 million, or 11.5%, respectively, of our total revenues.

As of December 31, 2009, our ten largest portfolio companies represented approximately 50.9% of the total fair value of our investments.  These ten companies accounted for approximately 42.7% of our total revenue during 2009.  Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment.  As of December 31, 2009 and 2008, the fair value of our investment in Broadview represented $138.8 million and $139.3 million, or 14.1% and 11.6%, respectively, of the fair value of our investment portfolio.  We did not accrete any dividends with respect to our investment in Broadview during the year ended December 31, 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for this investment and any additional accretion of dividends would not be supportable or appropriate under our valuation polices. However, during the year ended December 31, 2008, our investment in Broadview contributed $8.0 million, or 5.9%, of our total revenues.  Currently, we do not expect to accrete any further dividends on our Broadview investment.  See Results of Operations for additional information regarding our investment in Broadview.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries.  The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the year ended
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Communications	$188,149	19.0%	$191,192	15.9%	$4,391	4.4%	$15,539	11.5%
Cable	128,386	13.0	119,134	9.9	11,036	11.1	10,512	7.8
Healthcare	100,278	10.2	123,589	10.3	11,593	11.6	15,230	11.3
Food services	70,035	7.1	81,935	6.8	11,553	11.6	11,004	8.1

Overview of Changes in Investment Portfolio

During 2009, we made $82.6 million of originations and advances, including originations to six existing portfolio companies, compared to $125.0 million of originations and advances during 2008.  The following table summarizes our total portfolio investment activity during 2009 and 2008:

	Years ended December 31,
(in thousands)	2009		2008
Beginning investment portfolio	$1,203,148		$1,545,090
Originations and advances	82,640		124,981
Gross payments, reductions and sales of securities	(207,203)		(212,601)
Net unrealized loss	(96,681)		(251,175)
Net realized loss	(191,820	)(a)	(9,173)
Amortization of unearned income	1,184		2,515
Reversals of unrealized depreciation	195,078	(a)	3,511
Ending investment portfolio	$986,346		$1,203,148

(a)	Reflects the realization of $150,135 of losses on Cleartel Communications, Inc. upon the establishment of a liquidating trust in December 2009.

The following table shows our gross originations and advances during 2009 and 2008 by security type:

	Years ended December 31,
	2009		2008
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$51,036	61.8%	$49,351	39.5%
Subordinated debt
Secured	16,011	19.4	46,796	37.4
Unsecured	3,900	4.7	1,823	1.5
Total debt investments	70,947	85.9	97,970	78.4
Equity investments
Preferred equity	11,693	14.1	26,973	21.6
Common/common equivalents equity	—	—	38	—
Total equity investments	11,693	14.1	27,011	21.6
Total originations and advances	$82,640	100.0%	$124,981	100.0%

The following table shows our gross payments, reductions and sales of securities during 2009 and 2008 by security type:

	Years ended December 31,
	2009		2008
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$89,097	43.0%	$124,326	58.5%
Subordinated secured debt	46,365	22.4	58,478	27.5
Total debt investments	135,462	65.4	182,804	86.0
Equity investments
Preferred equity	67,259	32.5	18,003	8.5
Common/common equivalents equity	4,482	2.1	11,794	5.5
Total equity investments	71,741	34.6	29,797	14.0
Total gross payments, reductions and sales of securities	$207,203	100.0%	$212,601	100.0%

The $67.3 million in preferred equity monetizations in 2009 are primarily due to the February 2009 sale of our equity investment in LMS for $40.5 million and our August 2009 sale of our equity investment in Coastal Sunbelt Holdings, Inc. for $15.2 million.

During the years ended December 31, 2009 and 2008, our gross payments, reductions and sales of securities by transaction type included:

	Years ended December 31,
(in thousands)	2009	2008
Principal repayments and loan sales	$95,535	$127,722
Sale of equity investments	63,327	22,726
Scheduled principal amortization	37,713	52,106
Collection of accrued paid-in-kind interest and dividends	10,628	10,047
Total gross payments, reductions and sales of securities	$207,203	$212,601

As shown in the following table, during 2009, we monetized fifteen portfolio investments with proceeds totaling $168.0 million:

	Year ended December 31, 2009
(in thousands)	Principal Repayments	Sale of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
LMS Intellibound Investors, LLC	$10,000	$35,907	$4,729	$50,636
Tegra Medical Holdings, LLC	25,492	1,500	—	26,992
Dayton Parts Holdings, LLC	21,500	—	—	21,500
Cervalis LLC	18,688	—	—	18,688
Coastal Sunbelt, LLC	—	12,066	3,138	15,204
TNR Holdings Corp.	2,000	9,622	—	11,622
Cyrus Networks, LLC	11,232	—	—	11,232
CWP/RMK Acquisition Corp.	5,150	—	300	5,450
Crystal Media Network, LLC	—	2,556	—	2,556
Jenzabar, Inc.	—	1,250	575	1,825
CEI Holdings Inc.	665	—	—	665
Partminer, Inc.	250	—	354	604
XFone, Inc.	—	426	—	426
Flexsol Packaging Corp.	308	—	—	308
Marietta Intermediate Holding Corporation	250	—	—	250
Total monetizations	95,535	63,327	9,096	167,958
Other scheduled payments	37,713	—	1,532	39,245
Total gross payments, reductions and sales of securities	$133,248	$63,327	$10,628	$207,203

The proceeds from twelve of these monetizations correlated closely with the most recently reported fair value of the associated investments.  TNR, CEI Holdings Inc. and XFone, Inc. were completed at 42%, 41% and 17%, respectively, of their most recently reported fair values.

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

The following table shows the distribution of the fair value of our investments on our 1 to 5 investment rating scale at fair value as of December 31, 2009 and 2008:

(dollars in thousands)	December 31, 2009			December 31, 2008
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments atFair Value		% of Total Portfolio
1	$573,231	(a)	58.1%	$719,765	(a)	59.8%
2	125,222		12.7	206,829		17.2
3	271,447		27.5	233,172		19.4
4	3,394		0.4	32,648		2.7
5	13,052		1.3	10,734		0.9
Total	$986,346		100.0%	$1,203,148		100.0%

(a)	As of December 31, 2009 and 2008, Investment Rating “1” included $218.6 million and $362.9 million, respectively, of loans to companies in which we also held equity securities.

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

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at cost, as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$22,377	2.91%	$10,060	1.10%
Not on non-accrual status	—	—	—	—
Total loans greater than 90 days past due	$22,377	2.91%	$10,060	1.10%
Loans on non-accrual status
0 to 90 days past due	$60,629	7.89%	$109,424	11.90%
Greater than 90 days past due	22,377	2.91	10,060	1.10
Total loans on non-accrual status	$83,006	10.80%	$119,484	13.00%

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$6,049	0.88%	$695	0.09%
Not on non-accrual status	—	—	—	—
Total loans greater than 90 days past due	$6,049	0.88%	$695	0.09%
Loans on non-accrual status
0 to 90 days past due	$19,575	2.86%	$38,619	4.77%
Greater than 90 days past due	6,049	0.88	695	0.09
Total loans on non-accrual status	$25,624	3.74%	$39,314	4.86%

The following table summarizes the changes in the cost and fair value of the loans in non-accrual status from December 31, 2008 through December 31, 2009:

	Year ended
	December 31, 2009
(In thousands)	Cost	Fair Value
Beginning non-accrual loan balance	$119,484	$39,314
Additional loans on non-accrual status—by industry
Broadcasting	11,463	6,025
Business services	8,150	149
Healthcare	12,112	5,271
Home furnishings	11,930	10,296
Information services	5,996	896
Total additional loans on non-accrual status	49,651	22,637
Loans placed back on accrual status—Broadcasting	(19,721)	(19,557)
Advances to companies on non-accrual status	1,350	1,350
Loans converted to equity	(10,731)	—
Payments received on loans on non-accrual status	(9,483)	(9,483)
Change in unrealized loss on non-accrual loans	—	38,907
Realized loss on non-accrual loans	(47,544)	(47,544)
Total change in non-accrual loans	(36,478)	(13,690)
Ending non-accrual loan balance	$83,006	$25,624

RESULTS OF OPERATIONS

The following section compares our results of operations for the year ended December 31, 2009 compared to 2008.

Comparison of the Years Ended December 31, 2009 and 2008

The following table summarizes the components of our net loss for the years ended December 31, 2009 and 2008:

	Years ended
	December 31,		Variance
(dollars in thousands)	2009	2008	$	Percentage
Revenue
Interest and dividend income
Interest income	$88,309	$108,855	$(20,546)	(18.9)%
Dividend income	6,149	19,973	(13,824)	(69.2)
Loan fees	2,848	3,427	(579)	(16.9)
Total interest and dividend income	97,306	132,255	(34,949)	(26.4)
Advisory fees and other income	2,528	3,110	(582)	(18.7)
Total revenue	99,834	135,365	(35,531)	(26.2)
Operating expenses
Interest expense	23,444	35,431	(11,987)	(33.8)
Employee compensation
Salaries and benefits	14,825	16,490	(1,665)	(10.1)
Amortization of employee restricted stock	7,727	6,855	872	12.7
Total employee compensation	22,552	23,345	(793)	(3.4)
General and administrative expense	15,650	16,648	(998)	(6.0)
Goodwill impairment	—	3,851	(3,851)	(100.0)
Total operating expenses	61,646	79,275	(17,629)	(22.2)
Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision	38,188	56,090	(17,902)	(31.9)
Net investment loss before gain on extinguishment of debt and income tax (benefit) provision	(94,353)	(257,601)	163,248	63.4
Gain on extinguishment of debt	5,025	11,055	(6,030)	(54.5)
Income tax (benefit) provision	(81)	789	(870)	NM
Net loss	$(51,059)	$(191,245)	$140,186	73.3

NM=Not Meaningful

Total Revenue

Total revenue includes interest and dividend income and advisory fees and other income.  During 2009, our total revenue was $99.8 million, which represents a $35.5 million, or 26.2%, decrease from 2008.  This decline was composed primarily of: a $20.5 million, or 18.9%, decrease in interest income; a $13.8 million, or 69.2%, decrease in dividend income; a $0.6 million, or 18.7%, decrease in advisory fees and other income; and a $0.6 million, or 16.9%, decrease in loan fees.  We expect that our revenues will be below historical levels until such time that interest rates rise and/or we originate a meaningful number of new investments that generate additional interest income. The following sections describe the reasons for these variances.

Interest Income

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments.  The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates and the balance of loans on non-accrual status for which we are not accruing interest.  During 2009, the total yield on our average debt portfolio at fair value was 11.9% compared to 11.8% during 2008. The spread to average LIBOR on our average loan portfolio at fair value during 2009 was 11.2% compared to 8.9% during 2008. The weighted-average LIBOR rate was 0.7% during 2009, compared to 2.9% during 2008. The decrease in LIBOR resulted in an increase in the spreads on both our fixed-rate loans and on our variable-rate loans with LIBOR floors.

During 2009, interest income was $88.3 million, compared to $108.8 million during 2008, which represented a $20.5 million, or 18.9%, decrease.  This decrease reflected a $21.1 million decrease resulting from a 223 basis point reduction in average LIBOR, a $21.0 million decrease in interest income resulting from a decline in average loan balances, and a $12.9 million decrease in interest income resulting from an increase in the average daily balance of loans that were on non-accrual status. These decreases were partially offset by a $25.5 million increase in interest income resulting from a 229 basis point increase in our spread to LIBOR and a $9.0 million increase in interest income resulting from the impact of interest rate floors.

Interest income includes certain amounts that we have not received in cash, such as contractual paid-in-kind, or PIK, interest.  PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid by either contract or the portfolio company’s choice, but generally is paid at the end of the loan term.  The following table shows the PIK-related activity for 2009 and 2008:

	Years ended December 31,
(in thousands)	2009	2008
Beginning PIK loan balance	$26,354	$17,685
PIK interest earned during the period	15,583	14,276
Interest receivable converted to PIK	3,274	5,004
Principal payments of cash on PIK loans	(2,214)	(6,230)
PIK converted to other securities	(9,262)	(4,381)
Realized loss	(299)	—
Ending PIK loan balance	$33,436	$26,354

As of December 31, 2009 and 2008, we were not accruing interest on $4.3 million and $5.4 million, respectively, of the PIK loans shown in the preceding table.

Dividend Income

We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion.  We recognize dividends on our other equity investments when we receive the dividend payment.  Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends.  The following table summarizes our dividend activity for 2009 and 2008:

	Years ended December 31,
(in thousands)	2009	2008
Beginning accrued dividend balance	$91,770	$75,614
Dividend income earned during the period	6,149	19,973
Payment of dividends	(8,414)	(3,817)
Accrued dividends converted to other securities	(607)	—
Ending accrued dividend balance	$88,898	$91,770

During 2009, our dividend income was $6.1 million, which represented a $13.8 million, or 69.2%, decrease from 2008.  During the second quarter of 2008, we stopped accreting dividends on our Broadview investment, because our fair value reflected the full value of this investment.  As a result, during 2009, we did not accrete any dividends from our Broadview investment, as compared to the $8.0 million of dividends we accreted for this investment during early 2008.  In addition, the sales of our investments in Coastal Sunbelt, LLC, JUPR Holdings, Inc. and LMS resulted in a $3.4 million reduction in dividend income.  We also ceased to accrete dividends on seven investments, which resulted in an additional $2.8 million reduction in dividend income because the fair value of the investment did not support further accretion. We resumed accreting dividends on one investment, which partially offset these decreases by $0.4 million.

Loan Fees

Loan fees include origination fees on loans that we defer and amortize into interest income over the life of the loan.  When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income.  These accelerations have the effect of increasing current period income and may reduce future amortizable income.  Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary.  During 2009, our loan fees decreased $0.6 million, or 16.9%, from 2008 primarily because of decreased loan origination activity.  We anticipate that loan origination fees will increase in 2010 as we resume our loan origination activity.

Advisory Fees and Other Income

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income.  Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided.  During 2009, we earned $2.5 million of advisory fees and other income, which represents a $0.6 million, or 18.7%, decrease from 2008.  This decrease was attributable to a decrease in interest earned on our bank accounts.  Because of the instability of the banking industry, during 2009 we moved our balance of excess cash from interest-bearing accounts to non-interest bearing accounts that were fully guaranteed by the U.S. government.  As the banking industry stabilizes, we expect to resume depositing our excess cash in secure interest-bearing accounts.

Total Operating Expenses

Total operating expenses include interest, employee compensation, general and administrative expenses and goodwill impairment.  During 2009, we incurred $61.6 million of operating expenses, representing a $17.6 million, or 22.2%, decrease from the prior year.  This decrease was composed of: a $12.0 million decrease in interest expense; a $3.8 million goodwill impairment charge taken in 2008; a $1.0 million decrease in general and administrative expense; and a $0.8 million decrease in employee compensation expenses.  The reasons for these variances are discussed in more detail below.

Interest Expense

During 2009, we incurred $23.4 million of interest expense, which represented a $12.0 million, or 33.8%, decrease from 2008.  The previously described reduction in average LIBOR from 2.9% in 2008 to 0.7% in 2009 resulted in a $15.5 million decrease in interest expense.  In addition, a decrease in average borrowing balances caused interest expense to decrease by $3.1 million. These decreases were partially offset by $5.0 million of additional interest, resulting from a widening of the interest rate spread from 1.8% during 2008 to 2.5% during 2009; and $1.6 million of additional interest, resulting from increases in our amortization of debt costs.  As discussed in Liquidity and Capital Resources—Borrowings, we renegotiated amendments to three of our debt facilities in February 2009. Interest expense for 2009 and 2008 includes $0.9 million and $0.2 million, respectively, of interest expense associated with our average balances in our securitized and restricted cash accounts.

Employee Compensation

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards.  During 2009, our employee compensation expense was $22.6 million, which represented a $0.8 million, or 3.4%, decrease from 2008.  Salaries and benefits decreased by $1.7 million, or 10.1%, primarily as a result of a 27% reduction in force in August 2008, eleven subsequent voluntary terminations and base compensation freezes for essentially all personnel in 2009. Partially offsetting this reduction in salaries and benefits was a $1.5 million increase in compensation accrued for our 2008 Retention Program and the LTIP.

During 2009, we recognized $7.7 million of compensation expense related to restricted stock awards, compared to $6.8 million for 2008, which represented a $0.9 million, or 12.7%, increase, primarily attributable to the amortization of restricted stock awarded to employees in September 2008 as part of the 2008 Retention Program and the amortization of stock as part of our LTIP.  Awards under the LTIP are contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the compensation committee of our board of directors.  We achieved two of these price thresholds in October 2009, resulting in the issuance of 432,500 shares of restricted common stock to LTIP participants.

General and Administrative

During 2009, general and administrative expense was $15.6 million, which represented a $1.0 million, or 6.0%, decrease from 2008.  This decrease was attributable primarily to: $1.3 million of corporate restructuring charges recognized during the third and fourth quarters of 2008; $0.7 million of fees paid in 2008 for borrowing facility transactions that were not consummated; $1.0 million for reductions in the costs of professional services and director fees; $0.5 million for reduction in employee recruitment costs; $0.3 million of occupancy costs, reflecting the closure and downsizing of certain facilities in 2008; $0.2 million of reduced travel expenses; $0.8 million of other smaller costs reductions in other general and administrative categories.  These decreases were partially offset by $1.7 million of expense associated with our settlement of matters pertaining to the contested election of directors to our board of directors at our 2009 Annual Meeting, a $1.2 million increase in insurance expense and $0.9 million of severance costs related to an executive’s departure.

Goodwill Impairment

In 2008, we conducted an impairment test for goodwill, because the market capitalization for our stock was significantly below net asset value for a significant portion of 2008.  Our review included evaluations of discounted cash flows, multiples of EBITDA and revenues, and other analyses.  Based on that review, we concluded that goodwill was impaired; therefore, we wrote off our $3.8 million balance of goodwill during the fourth quarter of 2008.  This write-off is reflected on our 2008 Consolidated Statements of Operations as “Goodwill impairment.”

Net Operating Income Before Net Investment Loss, Gain on Extinguishment of Debt and Income Tax (Benefit) Provision

Net operating income before investment loss, gain on extinguishment of debt and income tax (benefit) provision for the year ended December 31, 2009 totaled $38.2 million, compared with $56.1 million for the year ended December 31, 2008.  This decrease is due to the items discussed above.

Distributable Net Operating Income

Distributable net operating income, or DNOI, is net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards and goodwill impairment.  We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities.  These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization and goodwill impairment, which represent expenses of the company, but do not require settlement in cash.  DNOI does include PIK interest and dividend income, which generally are not payable in cash on a regular basis, but rather at investment maturity or when declared.  DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP).  Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

During 2009, DNOI was $45.9 million, or $0.61 per share, compared to $66.9 million, or $0.93 per share, for 2008.  The following table reconciles our reported net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision to DNOI for 2009 and 2008:

	Years ended December 31,
(in thousands, except per share data)	2009	2008
Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision	$38,188	$56,090
Amortization of employee restricted stock awards	7,727	6,961	(b)
Goodwill impairment	—	3,851
DNOI	$45,915	$66,902
Weighted-average common shares outstanding—basic and diluted	74,692	72,254
Loss per common share—basic and diluted	$(0.68)	$(2.65)
Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision per common share—basic and diluted	$0.51	$0.78
DNOI per common share—basic and diluted(a)	$0.61	$0.93

(a)
DNOI is net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision, as determined in accordance with GAAP, adjusted for amortization of employee restricted stock awards and goodwill impairment.  Amortization of employee restricted stock awards and goodwill impairment represent non-cash company expense.  DNOI includes PIK, interest and dividend income that generally are not payable on a regular basis, but rather at maturity or when declared.  DNOI is not an alternative to measures computed in accordance with GAAP, such as net operating income, net income, earnings per share or cash flows.  Instead, DNOI is a non-GAAP metric that provides supplemental information about our business performance to consider together with GAAP measures.

(b)
Includes $106 of amortization of employee restricted stock awards associated with our corporate restructuring. These expenses are reported as general and administrative expenses on our Consolidated Statements of Operations.

Net Investment Loss Before Gain on Extinguishment of Debt and Income Tax (Benefit) Provision

During 2009, we incurred $94.4 million of net investment loss before gain on extinguishment of debt and income tax (benefit) provision, compared to $257.6 million of losses during 2008.  These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (depreciation) appreciation.  We reverse unrealized (depreciation) appreciation at the time that we realize the gain or loss.  The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the year ended December 31, 2009:

			Year ended December 31, 2009
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss)/Gain
Total Sleep Holdings, Inc.	Healthcare	Control	$—	$(24,624)	$—	$(24,624)
TNR Holdings Corp.	Entertainment	Control	(36,716)	(15,801)	36,889	(15,628)
Stratford School Holdings, Inc.	Education	Affiliate	—	(8,219)	—	(8,219)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(7,828)	—	(7,828)
NPS Holdings Group, LLC	Business Services	Control	(1,580)	(7,272)	1,574	(7,278)
Jenzabar, Inc.	Technology	Non-affiliate	—	(6,929)	—	(6,929)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(6,200)	—	(6,200)
VOX Communications Group Holdings, LLC	Broadcasting	Non-affiliate	—	(4,779)	—	(4,779)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(3,410)	—	(3,410)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(3,366)	—	(3,366)
Cruz Bay Publishing, Inc.	Publishing	Non-Affiliate	—	(3,297)	—	(3,297)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	(10,692)	(3,621)	11,509	(2,804)
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-affiliate	—	(2,706)	—	(2,706)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(2,507)	—	(2,507)
Intran Media, LLC	Other Media	Control	—	(1,563)	—	(1,563)
Cleartel Communications, Inc.	Communications	Control	(150,212)	(1,352)	150,136	(1,428)
Avenue Broadband LLC	Cable	Control	—	(1,309)	—	(1,309)
Construction Trailer Specialists, Inc.	Auto Parts	Non-affiliate	—	(1,245)	—	(1,245)
CEI Holdings Inc.	Cosmetics	Non-affiliate	(3,190)	(926)	3,179	(937)
Flexsol Packaging Corp.	Plastic Products	Non-affiliate	(2,821)	(847)	2,772	(896)
B&H Education, Inc.	Education	Non-affiliate	—	3,204	—	3,204
PremierGarage Holdings, LLC	Home Furnishings	Control	—	1,497	—	1,497
Cyrus Networks, LLC	Business Services	Non-affiliate	—	1,406	34	1,440
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-affiliate	—	1,401	—	1,401
LMS INTELLIBOUND, INC.	Logistics	Control	16,257	—	(15,065)	1,192
GSDM Holdings LLC	Healthcare	Non-affiliate	—	1,052	—	1,052
Teleguam Holdings, LLC	Communications	Non-affiliate	—	1,024	—	1,024
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	(1,832)	—	2,028	196
XFone, Inc.	Communications	Affiliate	(1,969)	—	1,969	—
Other			771	618	205	1,594
Total			$(191,984)	$(97,599)	$195,230	$(94,353)

As shown in the above table, we recorded $24.6 million of unrealized depreciation on Total Sleep Holdings, Inc., primarily resulting from company performance.  In addition, we recorded a $36.7 million realized loss on TNR and $15.8 million unrealized depreciation, which was partially offset by the reversal of $36.9 million of unrealized depreciation resulting in a $15.6 million net loss on this investment.  We also recorded a $150.2 million realized loss on Cleartel Communications, Inc., or Cleartel, and $1.4 million unrealized depreciation, which was partially offset by the reversal of $150.1 million of unrealized depreciation resulting in a $1.4 million net loss recorded on this investment during 2009. Also, we realized a $16.3 million gain on LMS, which was partially offset by the reversal of $15.1 million of unrealized appreciation, which resulted in a $1.2 million net gain.  These changes and the remaining unrealized depreciation shown in the above table resulted predominantly from decreases in the performance of certain of the portfolio companies, and, to a lesser extent, decreases in the comparable multiples that we used to estimate the fair value of the investments.

The following table summarizes our realized and unrealized (loss) gain on investments and changes in our unrealized appreciation and depreciation on investments during 2008:

(in thousands)			Year ended December 31, 2008
			Realized Gain/(Loss)	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Depreciation)/ Appreciation	Net Gain/(Loss)
Portfolio Company	Industry	Type
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(58,218)	$—	$(58,218)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(40,411)	—	(40,411)
Cleartel Communications, Inc.	Communications	Control	—	(34,743)	—	(34,743)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(13,681)	—	(13,681)
Working Mother Media, Inc.	Publishing	Control	(21,022)	(7,089)	15,404	(12,707)
TNR Holdings Corp.	Entertainment	Control	—	(12,261)	—	(12,261)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(11,930)	—	(11,930)
National Product Services, Inc.	Business Services	Control	—	(11,915)	—	(11,915)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(11,638)	—	(11,638)
InTran Media, LLC	Other Media	Control	—	(8,208)	—	(8,208)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(7,582)	—	(7,582)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(5,553)	—	(5,553)
JetBroadband Holdings, LLC	Cable	Control	—	(5,253)	—	(5,253)
Coastal Sunbelt, LLC	Food Services	Control	—	(5,139)	—	(5,139)
Philadelphia Newspapers, LLC	Newspaper	Non-affiliate	—	(5,070)	—	(5,070)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(4,696)	—	(4,696)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(3,683)	—	(3,683)
Teleguam Holdings, LLC	Communications	Non-affiliate	—	(2,911)	—	(2,911)
GSDM Holdings, LLC	Healthcare	Non-affiliate	—	(2,759)	—	(2,759)
Cruz Bay Publishing, Inc.	Publishing	Non-affiliate	—	(2,510)	—	(2,510)
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-affiliate	—	(2,321)	—	(2,321)
Orbitel Holdings, LLC	Cable	Control	—	(2,184)	—	(2,184)
XFone, Inc.	Communications	Affiliate	—	(2,180)	—	(2,180)
G&L Investment Holdings, LLC	Insurance	Non-affiliate	—	(1,993)	—	(1,993)
CEI Holdings Inc.	Cosmetics	Non-affiliate	—	(1,761)	—	(1,761)
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	—	(1,760)	—	(1,760)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(1,734)	—	(1,734)
Legacy Cabinets, Inc.	Home Furnishings	Non-affiliate	—	(1,561)	—	(1,561)
Advanced Sleep Concepts, Inc.	Home Furnishings	Affiliate	—	(1,554)	—	(1,554)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(1,481)	—	(1,481)
Cyrus Networks, LLC	Business Services	Non-affiliate	—	(1,440)	—	(1,440)
Wireco Worldgroup Inc.	Industrial Equipment	Non-affiliate	—	(1,276)	—	(1,276)
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	(1,202)	—	(1,202)
Jenzabar, Inc.	Technology	Non-affiliate	—	1,362	—	1,362
JUPR Holdings, Inc.	Information Services	Control	5,994	1,714	(5,958)	1,750
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	5,344	2,169	(5,503)	2,010
MCI Holdings LLC	Healthcare	Non-affiliate	—	4,553	—	4,553
LMS Intellibound Investors, LLC	Logistics	Control	—	6,714	—	6,714
Avenue Broadband LLC	Cable	Control	—	7,033	—	7,033
Stratford Schools Holdings, Inc.	Education	Affiliate	—	9,366	—	9,366
Other			301	(7,362)	(13)	(7,074)
Total			$(9,383)	$(252,148)	$3,930	$(257,601)

As shown in the above table, we recorded $58.2 million of unrealized depreciation on Broadview during 2008, primarily because of a reduction in the multiples used in the estimate of the fair value of Broadview.  We also took a $40.4 million unrealized loss on Jet Plastica Investors, LLC, or Jet Plastica, during 2008.  In addition to the reduction in multiples, this loss on Jet Plastica was primarily a result of underperformance related to substantial increases in Jet Plastica’s raw materials cost, which was caused by significant increases in oil prices early in 2008.  We recorded a $34.7 million unrealized loss on Cleartel, which wrote down the fair value of our investment in Cleartel to zero.  The remaining net unrealized depreciation changes predominantly resulted from a reduction in the market-based multiples used to estimate the fair value of the investments and market pricing used to estimate the fair value of our investments and the performance of certain portfolio companies which reflects a general decline in the U.S. economy.

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

Gain on Extinguishment of Debt

In January 2009, we repurchased $7.5 million of collateralized loan obligations for $2.1 million that previously had been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1.  As a result of this purchase, we recognized a $5.4 million gain on extinguishment of debt during 2009.  Partially offsetting this gain was $0.4 million of premiums we incurred when we repurchased $18.5 million of our Private Placement Notes.

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that had previously been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1.  As a result of this purchase, we recognized an $11.1 million gain on extinguishment of debt during December 2008.

Income Tax (Benefit) Provision

During 2009, we recorded a $0.1 million income tax benefit compared to a $0.8 million income tax provision during 2008.  Our income taxes primarily relate to unrealized gains and losses on our investments and the performance of certain of our investments that are held in taxable subsidiaries.

In December 2007, we received an examination report from the Internal Revenue Service related to its audit of our tax returns for the 2004 and 2005 tax years.  The Internal Revenue Service proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio.  We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful.  If our appeal is not successful, we could be subject to up to $21.9 million of additional taxes, interest and penalties and we could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions.  At the present time, we believe that our total obligation associated with this examination should not exceed $1.0 million, including additional taxes, interest and penalties accrued through the settlement.  We accrued the majority of this estimated obligation, including $0.2 million of estimated tax expense recorded in 2009 and $0.3 million of estimated tax expense recorded during 2007. In addition, during 2009 and 2008, we recorded $0.1 million and $0.2 million, respectively, of estimated interest and penalties in general and administrative expense.  If, in the future, we believe our total obligation associated with this examination were to increase, we would accrue the additional estimated amounts due. The 2006, 2007 and 2008 federal tax years remain open to examination by the IRS.

Net Loss

During 2009, we incurred a $51.1 million net loss compared to a $191.2 million net loss during 2008.  This decrease in net loss is attributable to the items discussed above.

Selected Quarterly Data

The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2009.  Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2009 Quarters				2008 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income Statement Data
Revenue	$23,679	$23,611	$24,738	$27,806	$29,973	$31,296	$31,100	$42,996
Net operating income before investment loss and income tax (benefit) provision	9,419	8,658	8,173	11,938	8,860	13,014	12,950	21,266
DNOI (a)	11,543	10,937	9,960	13,475	14,178	14,904	14,812	23,008
Net income (loss)	1,565	4,183	(5,861)	(50,946)	(57,297)	(66,946)	(69,500)	2,498
Per common Share Data
Net operating income before investment loss and income tax (benefit) provision per common share—basic and diluted	$0.12	$0.11	$0.11	$0.16	$0.12	$0.18	$0.18	$0.31
DNOI per common share—basic and diluted(a)	$0.15	$0.14	$0.13	$0.18	$0.19	$0.20	$0.20	$0.33
(Loss) earnings per common share—basic and diluted	$0.02	$0.06	$(0.08)	$(0.68)	$(0.77)	$(0.90)	$(0.96)	$0.04
Cash dividends declared per common share	$—	$—	$—	$—	$—	$—	$0.27	$0.44
Selected period-end balances
Investment portfolio
Fair value	$986,346	$1,037,244	$1,061,506	$1,114,992	$1,203,148	$1,296,469	$1,431,084	$1,512,416
Cost	1,154,924	1,359,774	1,385,048	1,464,198	1,470,123	1,487,535	1,552,035	1,550,944
Total assets	1,191,149	1,194,387	1,203,839	1,255,340	1,312,434	1,386,054	1,506,595	1,574,686
Borrowings	557,848	568,507	584,349	631,245	636,649	652,968	692,975	720,336
Total stockholders’ equity	615,683	611,967	605,478	609,531	658,911	714,679	779,530	810,203
Net asset value per common share outstanding(b)	$8.06	$8.06	$7.97	$8.02	$8.66	$9.39	$10.31	$12.36
Other Period-End Data
Average size of investment
Fair value	$16,718	$15,958	$15,843	$15,704	$17,188	$17,760	$18,586	$19,145
Cost	19,575	20,920	20,672	20,623	21,002	20,377	20,156	19,632
Number of portfolio companies	59	65	67	71	70	73	77	79
Number of employees	64	66	68	70	73	74	99	98
Reconciliation of DNOI to net operating income before investment loss and tax (benefit) provision
Net operating income before investment loss and income tax (benefit) provision	$9,419	$8,658	$8,173	$11,938	$8,860	$13,014	$12,950	$21,266
Amortization of employee restricted stock awards(e)	2,124	2,279	1,787	1,537	1,467	1,890	1,862	1,742
Goodwill impairment	—	—	—	—	3,851	—	—	—
DNOI	$11,543	$10,937	$9,960	$13,475	$14,178	$14,904	$14,812	$23,008
Weighted-average common shares outstanding—basic and diluted(c)(d)	76,267	75,876	74,592	74,498	74,424	74,296	72,310	68,847
Number of common shares outstanding at period-end	76,394	75,970	75,970	76,027	76,075	76,117	75,618	65,570

(a)
DNOI is net operating income before investment gains and losses and income tax provision (benefit), as determined in accordance with GAAP adjusted for amortization of employee restricted stock awards and goodwill impairment.  We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities.  These measures serve as an additional measure of our operating performance exclusive of employee restricted stock amortization and goodwill impairment charges, which represents an expense of the company but does not require settlement in cash.  DNOI does include PIK interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared.  DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP).  Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in our consolidated financial statements, to help analyze how our business is performing.

(b)	Based on common shares outstanding at period-end.

(c)
Results for the three months ended December 31, 2008 and September 30, 2008, include $18 and $88 of amortization of employee restricted stock awards associated with our corporate restructuring.  These expenses are reported as general and administrative expenses on our Consolidated Statements of Operations.

(d)
In accordance with ASC 260—Earnings Per Share, we adjusted the weighted-average basic and diluted common shares outstanding for the three months ended March 31, 2008 to include participating restricted shares of common stock that received non-forfeitable dividends.  See Note 12—(Loss) Earnings Per Share for additional information.  The implementation of this standard did not change our previously reported earnings per share.

The following tables summarize key unaudited information about our investment portfolio for the eight quarters ended December 31, 2009.  Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2009 Quarters								2008 Quarters
(in thousands, except per share amounts)	Fourth		Third		Second		First		Fourth		Third		Second		First
Portfolio company data (Fair Value)
Portfolio by type
Debt investments
Senior secured debt	$379,457		$416,302		$428,576		$456,377		$428,817		$383,493		$441,500		$452,445
Subordinated debt
Secured	275,398		292,144		283,471		303,490		351,425		453,336		478,107		513,467
Unsecured	30,618		30,476		27,961		27,823		28,081		29,967		30,613		32,722
Total debt investments	685,473		738,922		740,008		787,690		808,323		866,796		950,220		998,634
Equity investments
Preferred equity	257,984		252,604		270,899		277,893		339,576		369,513		411,700		449,978
Common equity/equivalents	42,889		45,718		50,599		49,409		55,249		60,160		69,164		63,804
Total equity investments	300,873		298,322		321,498		327,302		394,825		429,673		480,864		513,782
Total portfolio	$986,346		$1,037,244		$1,061,506		$1,114,992		$1,203,148		$1,296,469		$1,431,084		$1,512,416
% of Total portfolio
Debt investments
Senior secured debt	38.5%		40.1%		40.4%		40.9%		35.7%		29.6%		30.9%		29.9%
Subordinated debt
Secured	27.9		28.2		26.7		27.2		29.2		35.0		33.4		34.0
Unsecured	3.1		2.9		2.6		2.5		2.3		2.3		2.1		2.1
Total debt investments	69.5		71.2		69.7		70.6		67.2		66.9		66.4		66.0
Equity investments
Preferred equity	26.2		24.4		25.5		24.9		28.2		28.5		28.8		29.8
Common equity/equivalents	4.3		4.4		4.8		4.5		4.6		4.6		4.8		4.2
Total equity investments	30.5		28.8		30.3		29.4		32.8		33.1		33.6		34.0
Total portfolio	100.0%		100.0%		100.0%		100.0%		100.0%		100.0%		100.0%		100.0%
Yield on average loan portfolio at fair value
Average 90-Day LIBOR	0.3%		0.4%		0.9%		1.2%		2.7%		2.9%		2.7%		3.3%
Spread to avg. LIBOR on average loan portfolio	12.0		11.9		12.0		11.9		10.4		9.8		9.5		9.7
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1		0.1		—		0.1		0.1		—		0.1		—
Impact of previously unaccrued loans	—		—		—		—		—		—		—		—
Impact of non-accrual loans	(0.5)		(0.7)		(1.3)		(0.9)		(0.8)		(0.8)		(1.4)		(0.9)
Total yield on average loan portfolio	11.9%		11.7%		11.6%		12.3%		12.4%		11.9%		10.9%		12.1%
Composition of loan portfolio by interest type (Fair Value)
% of loans with fixed interest rates	44.4%		41.2%		39.5%		39.6%		41.2%		41.1%		40.4%		37.9%
% of loans with floating interest rates	55.6%		58.8%		60.5%		60.4%		58.8%		58.9%		59.6%		62.1%
Percentage of total debt investments (Fair Value)
Loans on non-accrual status	3.7%		7.0%		6.2%		4.8%		4.9%		4.2%		6.2%		7.1%
Loans greater than 90 days past due	0.9%		1.4%		1.0%		0.1%		0.1%		0.2%		1.1%		1.2%
Percentage of total debt investments (Cost)
Loans on non-accrual status	10.8%		19.6%		19.59%		14.53%		13.0%		10.9%		11.7%		7.5%
Loans greater than 90 days past due	2.9%		4.7%		2.6%		0.8%		1.1%		1.1%		1.7%		1.2%
Weighted average portfolio company operating metrics(a)
Annual revenue(b)(c)	$128,774		$126,860		$128,704		$124,241		$121,565		$115,069		$118,256		$120,085
Annual EBITDA(b)(c)	20,101		19,284		19,009		17,685		17,036		16,081		16,093		14,534
Loan to value of non-broadly syndicated portfolio companies	61.8%		63.0%		63.7%		63.8%		61.0%		54.3%		52.9%		53.6%
Trailing twelve month equity EBITDA multiple(b)(d)(e)	8.0	x	8.2	x	8.2	x	8.3	x	8.4	x	9.4	x	10.1	x	10.2	x
Forward twelve month equity EBITDA multiple(b)(c)(d)(e)	7.0	x	7.5	x	7.1	x	7.0	x	7.2	x	8.7	x	8.0	x	8.0	x
Interest to EBITDA ratio(b)	2.5	x	2.4	x	2.6	x	2.5	x	2.5	x	2.6	x	2.4	x	2.6	x
Debt to EBITDA ratio on the debt portfolio(e)	5.9	x	6.3	x	6.2	x	6.0	x	5.7	x	5.3	x	5.7	x	6.0	x

(a)	Weighted based on the portfolio company’s fair value as of the respective period end.

(b)	Excludes portfolio companies with limited or no operations.

(c)	Excludes public equity portfolio companies.

(d)	Excludes portfolio companies valued on a liquidation basis

(e)	For portfolio companies with a nominal EBITDA amount, the EBITDA multiple is limited to 15x. In addition, the maximum debt to EBITDA ratio is limited to 15x.

Comparison of the Years Ended December 31, 2008 and 2007

The following table summarizes the components of our net (loss) income for the years ended December 31, 2008 and 2007:

	Years ended
	December 31,		Variance
(dollars in thousands)	2008	2007	$	Percentage
Revenue
Interest and dividend income
Interest income	$108,855	$121,917	$(13,062)	(10.7)%
Dividend income	19,973	49,390	(29,417)	(59.6)
Loan fees	3,427	4,722	(1,295)	(27.4)
Total interest and dividend income	132,255	176,029	(43,774)	(24.9)
Advisory fees and other income	3,110	11,090	(7,980)	(72.0)
Total revenue	135,365	187,119	(51,754)	(27.7)
Operating expenses
Interest expense	35,431	43,119	(7,688)	(17.8)
Employee compensation
Salaries and benefits	16,490	21,800	(5,310)	(24.4)
Amortization of employee restricted stock	6,855	9,024	(2,169)	(24.0)
Total employee compensation	23,345	30,824	(7,479)	(24.3)
General and administrative expense	16,648	11,258	5,390	47.9
Goodwill impairment	3,851	—	3,851	NM
Total operating expenses	79,275	85,201	(5,926)	(7.0)
Net operating income before investment loss, gain on extinguishment of debt and income tax provision	56,090	101,918	(45,828)	(45.0)
Net investment loss before gain on extinguishment of debt and income tax provision	(257,601)	(12,887)	(244,714)	NM
Gain on extinguishment of debt	11,055	—	11,055	NM
Income tax provision	789	2,395	(1,606)	(67.1)
Net (loss) income	$(191,245)	$86,636	$(277,881)	NM

NM=Not Meaningful

Total Revenue

During 2008, our total revenue was $135.4 million, which represents a $51.8 million, or 27.7%, decrease from 2007.  This decline was composed primarily of: a $29.4 million, or 59.6%, decrease in dividend income; a $13.1 million, or 10.7%, decrease in interest income; an $8.0 million, or 72.0%, decrease in advisory fees and other income; and a $1.3 million, or 27.4%, decrease in loan fees.  The following sections describe the reasons for the variances.

Interest Income

During 2008, interest income was $108.9 million, compared to $121.9 million during 2007, which represented a $13.1 million, or 10.7%, decrease.  This decrease reflected a $19.1 million decrease resulting from a 238 basis point reduction in average LIBOR, a $6.0 million decrease in interest income resulting from a decline in average loan balances and a $4.7 million decrease in interest income resulting from an increase in the average daily balance of loans that were on non-accrual status.  In addition, interest income decreased $2.9 million as a result of the receipt of previously unaccrued income received from PIK investments during 2007, which exceeded the previously unaccrued income received from PIK investments during 2008.  These decreases were partially offset by a $19.6 million increase in interest income resulting from a 168 basis point increase in our spread to LIBOR.

PIK Income

The following table shows the PIK-related activity for the years ended December 31, 2008 and 2007:

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

During 2008, our dividend income was $20.0 million, which represented a $29.4 million, or 59.6%, decrease from 2007.  As discussed previously, during the second quarter in fiscal 2008, we stopped accreting dividends on our Broadview investment, because our fair value reflects the full value of this investment.  As a result, during 2008, we accreted $8.0 million of dividends from our Broadview investment, which represented a $21.8 million, or 73.1%, decrease from 2007.  In addition, the sale of our equity investments in Superior Publishing Corporation in June 2007 and JUPR Holdings, Inc., in July 2008, resulted in decreases in dividend income of $3.4 million and $1.3 million, respectively.  We also ceased to accrete dividends on our equity investment in Jet Plastica after March 2008, which resulted in a $1.8 million decrease in dividend income in 2008.  In addition, during late 2007, Stratford School Holdings, Inc. paid a $1.7 million dividend, which is $1.6 million higher than the dividend we accreted for this investment in 2008.

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

Total Operating Expenses

During 2008, we incurred $79.3 million of operating expenses, representing a $5.9 million, or 7.0%, decrease from the prior year.  This decrease was composed of a $7.7 million decrease in interest expense and a $7.5 million decrease in employee compensation expenses.  These decreases were partially offset by a $5.4 million increase in general and administrative expense and a $3.9 million goodwill impairment charge taken in 2008.  The reasons for these variances are discussed in more detail below.

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

During 2008, we recognized $6.9 million of compensation expense related to restricted stock awards, compared to $9.0 million for 2007, which represented a $2.2 million, or 24.0%, decrease.  The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in the amortization of employee restricted stock, partially offset by additional amortization that we recognized on 1,335,600 shares of restricted stock awarded to employees in 2008 under our Amended and Restated 2006 Employee Restricted Stock Plan, including 647,500 shares of restricted stock awarded as part of our 2008 Retention Program.

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

Goodwill Impairment

In December 2008, we concluded that our $3.9 million balance of goodwill was impaired primarily because the market capitalization for our stock had been significantly below our NAV for a significant portion of 2008.  During the fourth quarter of 2008, we wrote off $3.9 million balance of goodwill, which is reflected on our Consolidated Statements of Operations as “Goodwill impairment.”

Net Operating Income Before Net Investment Loss, Gain on Extinguishment of Debt and Income Tax Provision

Net operating income before investment loss, gain on extinguishment of debt and income tax provision for the year ended December 31, 2008 totaled $56.1 million, compared with $101.9 million for the year ended December 31, 2007.  This decrease is due to the items discussed above.

Distributable Net Operating Income

During 2008, DNOI was $66.9 million, or $0.93 per share, compared to $110.9 million, or $1.69 per share, for 2007.  The following table shows a reconciliation of our reported net operating income before investment gains and losses and income tax provision to DNOI for 2008 and 2007:

	Years ended December 31,
(in thousands, except per share data)	2008		2007
Net operating income before investment loss, gain on extinguishment of debt and income tax provision	$56,090		$101,918
Amortization of employee restricted stock awards	6,961	(a)	9,024
Goodwill amortization	3,851		—
DNOI	$66,902	(a)	$110,942
Weighted-average common shares outstanding—basic and diluted	72,254		65,606
(Loss) earnings per common share—basic and diluted	$(2.65)		$1.32
Net operating income before investment loss, gain on extinguishment of debt and income tax provision per common share—basic and diluted	$0.78		$1.55
DNOI per common share—basic and diluted	$0.93		$1.69

(a)
Includes $106 of amortization of employee restricted stock awards associated with our corporate restructuring.  These expenses are reported as general and administrative expenses on our Consolidated Statements of Operations.

Net Investment Loss Before Gain on Extinguishment of debt and Income Tax Provision

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the year ended December 31, 2008:

(in thousands)			Year ended December 31, 2008
			Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Reversal of Unrealized (Depreciation)/ Appreciation	Net Gain/(Loss)
Portfolio Company	Industry	Type
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(58,218)	$—	$(58,218)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(40,411)	—	(40,411)
Cleartel Communications, Inc.	Communications	Control	—	(34,743)	—	(34,743)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(13,681)	—	(13,681)
Working Mother Media, Inc.	Publishing	Control	(21,022)	(7,089)	15,404	(12,707)
TNR Holdings Corp.	Entertainment	Control	—	(12,261)	—	(12,261)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(11,930)	—	(11,930)
National Product Services, Inc.	Business Services	Control	—	(11,915)	—	(11,915)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(11,638)	—	(11,638)
InTran Media, LLC	Other Media	Control	—	(8,208)	—	(8,208)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(7,582)	—	(7,582)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(5,553)	—	(5,553)
JetBroadband Holdings, LLC	Cable	Control	—	(5,253)	—	(5,253)
Coastal Sunbelt, LLC	Food Services	Control	—	(5,139)	—	(5,139)
Philadelphia Newspapers, LLC	Newspaper	Non-affiliate	—	(5,070)	—	(5,070)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(4,696)	—	(4,696)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(3,683)	—	(3,683)
Teleguam Holdings, LLC	Communications	Non-affiliate	—	(2,911)	—	(2,911)
GSDM Holdings, LLC	Healthcare	Non-affiliate	—	(2,759)	—	(2,759)
Cruz Bay Publishing, Inc.	Publishing	Non-affiliate	—	(2,510)	—	(2,510)
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-affiliate	—	(2,321)	—	(2,321)
Orbitel Holdings, LLC	Cable	Control	—	(2,184)	—	(2,184)
XFone, Inc.	Communications	Affiliate	—	(2,180)	—	(2,180)
G&L Investment Holdings, LLC	Insurance	Non-affiliate	—	(1,993)	—	(1,993)
CEI Holdings Inc.	Cosmetics	Non-affiliate	—	(1,761)	—	(1,761)
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	—	(1,760)	—	(1,760)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(1,734)	—	(1,734)
Legacy Cabinets, Inc.	Home Furnishings	Non-affiliate	—	(1,561)	—	(1,561)
Advanced Sleep Concepts, Inc.	Home Furnishings	Affiliate	—	(1,554)	—	(1,554)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(1,481)	—	(1,481)
Cyrus Networks, LLC	Business Services	Non-affiliate	—	(1,440)	—	(1,440)
Wireco Worldgroup Inc.	Industrial Equipment	Non-affiliate	—	(1,276)	—	(1,276)
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	(1,202)	—	(1,202)
Jenzabar, Inc.	Technology	Non-affiliate	—	1,362	—	1,362
JUPR Holdings, Inc.	Information Services	Control	5,994	1,714	(5,958)	1,750
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	5,344	2,169	(5,503)	2,010
MCI Holdings LLC	Healthcare	Non-affiliate	—	4,553	—	4,553
LMS Intellibound Investors, LLC	Logistics	Control	—	6,714	—	6,714
Avenue Broadband LLC	Cable	Control	—	7,033	—	7,033
Stratford Schools Holdings, Inc.	Education	Affiliate	—	9,366	—	9,366
Other			301	(7,362)	(13)	(7,074)
Total			$(9,383)	$(252,148)	$3,930	$(257,601)

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments during 2007:

(in thousands)			Year ended December 31, 2007
Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Reversal of Unrealized (Depreciation)/ Appreciation	Net Gain/(Loss)
Cleartel Communications, Inc.	Communications	Control	$—	$(63,500)	$—	$(63,500)
TNR Entertainment Corp.	Entertainment	Control	—	(8,827)	—	(8,827)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(3,083)	—	(3,083)
Cornerstone Healthcare Group Holding, Inc.	Healthcare	Non-affiliate	(1,451)	(1,216)	1,216	(1,451)
Value Page, Inc.	Communications	Non-affiliate	—	(1,010)	—	(1,010)
Superior Industries Investors, LLC	Sporting Goods	Control	—	15,563	—	15,563
Jenzabar, Inc.	Technology	Non-affiliate	—	8,864	—	8,864
LMS Intellibound Investors, LLC	Logistics	Control	—	8,352	—	8,352
On Target Media, LLC	Other Media	Affiliate	8,544	6,980	(8,593)	6,931
Coastal Sunbelt, LLC	Food Services	Control	—	5,190	—	5,190
JUPR Holdings, Inc.	Information Services	Control	—	4,244	—	4,244
Superior Publishing Corporation	Newspaper	Control	4,793	(140)	(740)	3,913
JetBroadband Holdings, LLC	Cable	Control	—	3,346	—	3,346
Stratford Schools Holdings, Inc.	Education	Affiliate	—	3,297	—	3,297
Jet Plastica Investors, LLC	Plastic Products	Control	—	3,171	—	3,171
Crystal Media Network, LLC	Broadcasting	Control	—	1,674	—	1,674
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	—	1,543	—	1,543
dick clark productions, inc.	Broadcasting	Non-affiliate	5,978	—	(4,491)	1,487
Other			3,886	(2,516)	(3,961)	(2,591)
Total			$21,750	$(18,068)	$(16,569)	$(12,887)

As shown in the above table, during 2007 we recorded $63.5 million of unrealized depreciation on our investment in Cleartel because its operating results were materially below expectations and it did not have sufficient cash flows to service its debt obligations to us.

Gain on Extinguishment of Debt

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that previously had been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1.  As a result of this purchase, we recognized an $11.1 million gain on extinguishment of debt during December 2008.

Income Tax Provision

During 2008 and 2007, we recorded income tax provisions of $0.8 million and $2.4 million, respectively, primarily related to unrealized gains on our investments and the performance of certain of our investments held in taxable subsidiaries.

Net (Loss) Income

During 2008, we incurred a $191.2 million net loss, compared to $86.6 million of net income during 2007.  This decrease in net income is due to the items discussed above.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents, Cash, Securitization Accounts, and Cash, Restricted

Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted.  Each of these categories is described more fully below:

•
Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less.  As of December 31, 2009 and 2008, we had $54.2 million and $46.1 million, respectively, in cash and cash equivalents.  By February 26, 2010, this balance rose to $56.8 million.  During 2008 and in January 2009, we invested cash-on-hand in interest-bearing deposit accounts.  However, from February 2009 through December 2009, we maintained our cash in non-interest-bearing accounts, which were fully insured by the U.S. Federal Deposit Insurance Corporation, or FDIC, under the FDIC’s Temporary Liquidity Guarantee Program.  The FDIC’s Temporary Liquidity Guarantee Program was originally scheduled to expire on December 31, 2009, but subsequently was extended through June 30, 2010.  Nonetheless, beginning in January 2010, a number of banks have opted out of this program.  As the banking industry stabilizes in 2010, we expect to deposit a portion of our excess cash in secure interest-bearing accounts.

•
Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts.  In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements.  In other cases, we are permitted to use these amounts to acquire new loans into the securitization trusts.  Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments.  Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements and operational needs.   As of December 31, 2009 and 2008, we had $109.1 million and $37.5 million, respectively, in cash, securitization accounts.  By February 26, 2010, this balance rose to $110.2 million.  During 2010, we expect the balance in our cash, securitization accounts to decrease as we originate new loans.

•
Cash, restricted includes cash held for regulatory purposes and cash that we have received that is earmarked for transfer into our cash securitization accounts.  The largest component of restricted cash is represented by cash held by Solutions Capital I, L.P., our SBIC, which generally is restricted to the origination of new loans from our SBIC.  As of December 31, 2009 and 2008, we had $21.2 million and $1.0 million respectively, of restricted cash.  By February 26, 2010, this balance had decreased to $9.5 million as a result of the SBIC’s origination of a $12.0 million senior debt investment in February 2010.  During 2010, we expect the balance in our cash, restricted account to decrease as we originate new loans.

For the year ended December 31, 2009, our operating activities provided $179.2 million of cash and cash equivalents, compared to $150.5 million during the year ended December 31, 2008, which represents a $28.7 million increase.  During 2009, our financing activities used $171.2 million of cash, compared to $127.6 million during 2008.  This $43.6 million increase in cash used by financing activities was due primarily to a $93.3 million net increase in cash held in securitization and restricted cash accounts and a $57.0 million decrease in cash provided from the issuance of common stock in 2008.  These increases in cash used by our financing activities were partially offset by the absence of $78.1 million used to make distributions to stockholders in 2008 and a $29.3 million decrease in the level of payments that we made on borrowings.

We believe our current liquidity, combined with our future cash flows from operations and expected monetizations should provide sufficient liquidity to meet our operating expenses during the upcoming year.

Current Market Conditions

Since late 2007, the United States economy has been in a recession, which has had a severe adverse impact on many companies.  Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets. During the year ended December 31, 2009, consumer confidence deteriorated and unemployment indices increased.  In recent months, certain economic indicators have shown modest improvements and our financial performance has improved compared to previous quarters.  However, in the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed-income, credit, currency, and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business.

To the extent that recessionary conditions continue or worsen, the financial results of middle-market companies, like those in which we invest, will continue to experience deterioration, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

Consistent with other companies in the financial services sector, we have been affected adversely by many of these events.  The availability of debt and equity capital continues to be constrained.  While the price of our stock rose from $0.71 as of December 31, 2008 to $4.32 as of December 31, 2009, our stock was trading at 53.6% of our NAV as of December 31, 2009, thereby making it undesirable to issue new equity.  In addition, the deterioration in consumer confidence and a general reduction in spending by both consumers and businesses have had an adverse effect on a number of the industries in which some of our portfolio companies operate and has led to an overall reduction in many of the comparable multiples that we use to estimate the fair value of certain companies in our investment portfolio.  Consequently, during the year ended December 31, 2009, we recorded $94.4 million of net investment losses, resulting from the performance of certain portfolio companies and a reduction in comparable multiples and market pricing used to estimate the fair value of our investments.  The $94.4 million net realized and unrealized losses includes $192.0 of net realized losses; $97.6 million of realized net unrealized appreciation (depreciation) and $195.2 million of reversal of previously recognized unrealized (appreciation) depreciation that we realized upon the monetization of certain investment.  The net realized and unrealized losses include a $36.7 million realized loss and $15.8 million unrealized depreciation on TNR, $24.6 million unrealized depreciation on Total Sleep and a $150.2 million realized loss from the liquidation of Cleartel in December 2009.  These net realized and unrealized losses were partially offset by $195.2 million reversal of unrealized depreciation, including $36.9 million on the sale of our investment in TNR in April 2009 and $150.1 million on the liquidation of Cleartel in December 2009.

During 2009, we continued to monitor evolving economic events and executed measures initiated in 2008 to improve liquidity, meet the requirements of BDC regulations and debt agreements and reduce expenditures. We recognize that many of these measures have been difficult for our stockholders, our employees and our portfolio companies.  Nonetheless, we believe these actions continue to be necessary actions to preserve capital and liquidity during this turbulent economic period.  If we are able to meet our goals with respect to leverage levels, unrestricted cash balances and credit agreement limitations, we will evaluate on a quarterly basis the potential repurchase of equity and additional debt securities at a discount, if available, and the resumption of stockholder distributions.

Liquidity and Capital Resources

The current capital markets continue to be challenging for most companies in the financial services sector, including MCG.  Despite these challenges, we have been successful during 2009 in maintaining reasonable levels of unrestricted cash, while reducing our outstanding borrowings by $78.8 million.  We achieved these results largely because of a number of initiatives that we initiated beginning in 2008.  Once we meet our liquidity and capital objectives, we may seek to potentially repurchase equity and additional debt securities, subject to the limitations set forth in the 1940 Act and our borrowing facilities, and we expect to make decisions regarding the resumption of dividends on a quarter by quarter basis during 2010.

Beginning in the third quarter of fiscal 2008, we announced that we were implementing a strategic plan that was aimed at preserving our capital base and building our liquidity during one of the most tumultuous periods in the nation’s economic history.  To achieve these goals, the 2008 plan set forth a number of major initiatives, including: the suspension of new loan activities to preserve our liquidity; opportunistic monetizations of certain debt and equity investments to build our cash reserve and deleverage our balance sheet; renegotiation of our borrowing agreements to provide continuing financing and relief from certain restrictive covenants; repurchase of certain of our collateralized loan obligations whose fair value was well below par; and significant reductions in general and administrative expenses, including a 27% reduction in workforce, the closure of nonessential facilities and base salary freezes for essentially all employees.  To further preserve capital, our 2008 plan included the suspension of dividend distributions for the third and fourth quarters of 2008 and provided that we would pay the statutory minimum dividend to maintain our RIC status during 2009.  Due to certain loss transactions in the fourth quarter of 2009, no distributions were required to be declared or paid in 2009.

We believe that our execution of the actions set forth in the 2008 strategic plan has begun to restore value for our stockholders.  The balance of cash in our securitization and restricted accounts has increased from $38.5 million as of December 31, 2008 to $130.4 million as of December 31, 2009 and we maintained $54.2 million in unrestricted cash and cash equivalents as of December 31, 2009.  In February 2009, we successfully renegotiated three of our borrowing facilities to provide us with continuing debt financing, relief from key covenants and repayment provisions that were tied to our monetization of assets.  Subsequently, in October 2009, we renegotiated with holders of our unsecuritized Series 2005-A and Series 2007-A Private Placement Notes to, among other things, extend the maturity of the Series 2005-A notes from October 2010 to October 2011.  In effect, other than repayments that we must make when we monetize assets, our next maturity is August 2011.  These efforts, combined with the monetization of $260.0 million of portfolio investments at close to their fair value, have reduced our leverage and improved our BDC asset coverage ratio from 201% as of December 31, 2008 to 216% as of December 31, 2009.

While the execution of our 2008 strategic plan, combined with modest improvements in certain economic indicators in late 2009, have produced these positive results, we continue to be cautious about the stability of the economy and the potential for further near-term economic growth.  As such, in the third quarter of 2009 we undertook a comprehensive strategic study to review our historical performance and to develop a multi-year strategic plan.  While we are cautious about the state of the economy, we believe that we can increase stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities.  As we execute this plan over the next several years, we plan to continue to monetize our equity portfolio, which has an average annual earnings yield of 1.9%, and redeploy that capital and cash held in securitization and restricted accounts into debt securities with interest yields that are expected to increase our operating income and support the reinstitution and future growth of distributions to our stockholders.  As we execute on this monetization strategy, we will continue to focus on preserving our NAV and enhancing the overall return profile on our investment capital.  We estimate this component of our strategy will reduce our investment in equity securities to no more than 20% of the fair value of our total portfolio over the next few years.

We generally expect to limit our future investing activities to debt investments until such time that we have narrowed the valuation gap between our stock price and our NAV and can validate the performance returns of our existing equity portfolio.  We do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future.  When making new investments we expect to underwrite credit in a manner consistent with our expectation that macro-economic conditions will be under pressure for an extended period of time.  Although, we currently have sufficient capital available to fund investments and there is significant demand for our products, we will remain cautious regarding the pace of our origination activity and expect to deploy capital in investments that is consistent with our investment strategy.  Over time, if we meet our goals with respect to leverage levels and unrestricted cash balances, we potentially may seek to repurchase our equity and additional debt securities, subject to the limitations set forth in our private placement borrowing agreements.  To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon a quarterly assessment of the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision.  We expect we will make the first such determination after we finalize the results for the first quarter of 2010.

The following is a detailed discussion of the major initiatives that we undertook to implement our 2008 strategic plan and how we will redirect each of these initiatives as we implement the 2009 strategic plan:

•
Investment Opportunities—Beginning in 2008, we suspended new loan and equity origination activities; however, during the third quarter of 2009, we completed a strategic review and concluded that we would begin to evaluate opportunities for new investments.  We expect to focus on new debt investment opportunities and do not expect, for the foreseeable future, to make significant investments in control companies beyond those that currently are in our investment portfolio.

•
Monetizations—Since the second half of 2008, we have focused on monetizing certain debt and equity investments in our portfolio to deleverage our balance sheet and build cash reserves.  During the year ended December 31, 2009, we successfully monetized $168.0 million of our portfolio investments (at close to our carrying value). These monetizations include:

o
the February 2009 sale of our equity investment in LMS for $40.5 million, or $16.3 million and $4.1 million above the most recently reported cost and fair value, respectively; as well as the $10.2 million prepayment of our subordinated debt investment at par in June 2009;

o	the February 2009 repayment of our $21.5 million second-lien debt investment in Dayton Parts Holding, LLC at par and $0.9 million above its most previously reported fair value;

o
the April 2009 monetization of our senior debt and equity investment in TNR for $11.6 million.  Our monetization of TNR represents a distressed sale, which was completed at 23.8% and 42.3% of our most recently reported cost and fair value, respectively, which we exited after three major customers notified TNR that they did not intend to renew their contracts;

o	the June 2009 repayment of our $18.7 million senior debt investment in Cervalis, LLC at par and $0.4 million above the most recently reported fair value;

o	the August 2009, sale of our equity investment in Coastal Sunbelt Holdings, Inc., for $15.2 million, or 98% of its most recently reported cost and fair value; and

o
the December 2009, repayment of our senior debt investment in Tegra for $25.5 million, or $0.2 million above the most recently reported cost and fair value and the sale of our equity investment in Tegra for $1.5 million, or $0.5 million above the most recently reported cost and fair value.

A comprehensive list of 2009 monetization activity is included in the Portfolio Composition section of this Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

In 2008, we successfully monetized $155.6 million of our portfolio assets, including $92.1 million of monetizations (at close to fair value) during the second half of the year.  Since initiating our deleveraging initiatives in July 2008, we have completed a total of $285.8 million of investment monetizations, including 29 monetizations that were completed at 99.9% and 100.5% of their most recently reported cost and fair value, respectively, as well as the TNR distressed sale at 23.8% and 42.3% of its most recently reported cost and fair value, respectively.

We will strive to continue monetizing assets over the course of the next several quarters with a focus on monetizing lower yielding equity investments.  However, the timing of such monetizations depends largely upon future market conditions.  We are under no contractual or other obligation to monetize assets at specified times, levels or prices.

•
Renegotiation of Agreements—We successfully amended the agreements for our revolving credit facility, our SunTrust Warehouse and our Private Placement Notes.  Most significantly, these amendments relaxed key covenant requirements under the borrowing facilities.  In exchange for these concessions, we agreed to increase the interest rates paid for borrowings under these facilities and to apply a portion of the proceeds from future monetizations to reduce the outstanding borrowings and the borrowing capacity under these facilities.  These amendments will provide us with continuing debt financing and the repayment terms that we established for these facilities, which are generally tied to future monetizations, provide a contingency-based mechanism for us to repay a portion of these obligations as liquidity becomes available.  On May 4, 2009, we decided to repay our unsecured revolving line of credit prior to the May 29, 2009 maturity of this facility.

o
SunTrust Warehouse: In February 2009, the lender provided its annual renewal of its liquidity facility that supports our SunTrust Warehouse and further amended and restated this facility to, among other things, provide for a final legal maturity for this facility of August 2011.  In addition, this amendment and restatement reduced the minimum net worth requirement in the SunTrust Warehouse from $654.0 million to $525.0 million, plus 50% of the proceeds from equity issuances after February 26, 2009 and reduced our borrowing commitment under the SunTrust Warehouse from $250.0 million to $190.0 million.

Subsequently, on February 17, 2010, the lender provided the annual renewal of its liquidity facility that supports our SunTrust Warehouse and further amended this facility, which extended the scheduled termination date of the SunTrust Warehouse to February 16, 2011.  In connection with this amendment, we agreed to a number of modifications to the terms of the SunTrust Warehouse, including a reduction in the minimum consolidated stockholders’ equity covenant from $525.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009 to $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009 and a reduction of the facility borrowing commitment from $190 million to $150 million.

o
Private Placement Notes: In February 2009, the minimum net worth requirement for the Private Placement Notes was reduced from $654.0 million to $500.0 million.  In addition, cross-default provisions were modified so that defaults under other non-recourse credit facilities would not be an event of default for the Private Placement Notes.

In October 2009, the terms of our Private Placement Notes were amended, which, in part, included an extension of the scheduled maturity of the Series 2005-A notes by one year to October 11, 2011.  The interest rate for the Series 2005-A notes was also increased by 100 basis points to 9.98%.  The percentage of net cash proceeds of any monetization of unencumbered investment assets to be swept to reduce amounts outstanding under the Private Placement Notes was increased by 5% to 45% after the secured warehouse facility receives $7.5 million of net proceeds pursuant to its required 7.5% sweep.  The interest rate and maturity of the Series 2007-A notes remains unchanged.  The amendments provided for a prepayment totaling $5.0 million to the holders of the Series 2005-A notes and the Series 2007-A notes that was prorated based upon their respective outstanding principal.

•
Corporate Restructuring—In August 2008, we announced the implementation of a corporate restructuring that resulted in lower incentive compensation for our executives, a 27% reduction in our workforce and the closure of certain facilities.  Subsequent to the August 2008 reduction in force, eleven employees have left MCG, whom we do not expect to replace.  As of February 26, 2010, including our reduction in force and voluntary terminations, we have reduced the workforce from 101 to 64, or 37%, since we began our cost reduction initiatives.  To further control our employee compensation expense, we implemented a salary freeze for virtually all personnel for 2009.  We intend to freeze executive and senior management salaries and to make modest cost of living adjustments to our staff’s base salaries during 2010.  We expect to pursue additional cost-saving measures and we plan to manage our expense base relative to our asset size as the portfolio decreases through monetizations.

•
Dividend Suspension—We did not declare dividends during the year ended December 31, 2009.  We incurred certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which resulted in no statutorily required dividend payments in 2009.  We will make our decisions with respect to the actual level of 2010 dividends on a quarter-by-quarter basis, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision.  We expect to make the first such determination after we finalized the results for the first quarter of 2010.

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

Liquidity and Capital Resources—Borrowings

As of December 31, 2009, we reported $557.8 million of borrowings on our Consolidated Balance Sheet at cost.  We estimate that the fair value of these borrowings as of December 31, 2009 was approximately $486.4 million, based on market data and current interest rates.  The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the Small Business Investment Act of 1958, as amended:

		December 31, 2009		December 31, 2008
(dollars in thousands)	Maturity Date	Potential Maximum Borrowing	Amount Outstanding	Potential Maximum Borrowing	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$34,307	$34,307	$50,000	$50,000
Series 2007-A	October 2012	17,154	17,154	25,000	25,000
Commercial Loan Funding Trust
Class A Variable Funding Certificate	August 2011(a)	170,694	158,907	218,750	162,219
Class B Variable Funding Certificate	August 2011(a)	—	—	31,250	24,950
Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	40,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	37,380
Unsecured Revolving Line of Credit(d)	May 2009	—	—	70,000	44,500
SBIC (Maximum borrowing potential)(e)	(f)	130,000	27,600	130,000	2,600
Total borrowings		$744,655	$557,848	$917,500	$636,649

(a)
Renewable each February at the lender’s discretion.  The lender provided this renewal in February 2010.  In conjunction with this renewal, the legal final maturity date became August 2012.  In February 2009 the Class B advances were retired.

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

(e)
As of December 31, 2009, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC.  To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of December 31, 2009.  Based on our funded capital, Solutions Capital I, L.P., subject to the SBA’s approval, may borrow up to an additional $28.3 million to originate investments as of December 31, 2009.  To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $46.4 million.  In February 2009, the American Recovery and Reinvestment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million.

(f)
Currently, we may originate new borrowings through September 2012 at which time we can apply for a new commitment.  We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

Each of our credit facilities has certain collateral requirements and/or financial covenants.  The net worth covenant on the SunTrust Warehouse requires that we maintain a minimum stockholders’ equity of not less than $500.0 million, plus 50% of any equity raised after February 26, 2009.  Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As of December 31, 2009, our asset coverage ratio was 216% and had increased to 220% as of February 26, 2010.  We have $28.3 million of unused, previously funded borrowing capacity remaining in our SBIC subsidiary subject to the SBA’s approval that is exempt from the asset coverage ratio requirements.

As of December 31, 2009, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods.  On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed.  You may view this list at http://www.mcgcapital.com/.  We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

We fund all of our current debt facilities, except our Private Placement Notes, through our bankruptcy remote, special-purpose, wholly owned subsidiaries.  Therefore, these subsidiaries’ assets may not be available to our creditors.  In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants.  We continue to service the portfolio investments that are used as collateral in our secured borrowing facilities.

The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the year ended December 31, 2009 and 2008:

(dollars in thousands)	For the year ended
	December 31, 2009	December 31, 2008
Weighted-average borrowings	$592,625	$687,216
Average LIBOR	0.69%	2.92%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.54	1.83
Impact of amortization of deferred debt issuance costs	0.67	0.34
Total cost of funds	3.90%	5.09%

The 3.9% weighted-average cost of funds for the year ended December 31, 2009 was 119 basis points less than the same period in 2008.  This decrease resulted from a 223 basis point decrease in average LIBOR, partially offset by a 71 basis point increase in the average spread to LIBOR and a 33 basis point increase in the impact of amortization of deferred debt issuance costs.

The following sections provide additional detail about each of our borrowing facilities.

Private Placement Notes

In October 2005, we issued $50.0 million of Series 2005-A unsecured notes, at a fixed-interest rate of 6.73% per annum.  In October 2007, we issued an additional $25.0 million of Series 2007-A unsecured notes at a fixed-interest rate of 6.71% per annum.  Both of these tranches require semi-annual interest payments.

In February 2009, the Private Placement Notes were amended.  In connection with these amendments, we and the holders of the Private Placement Notes agreed to a number of modifications to the terms of the notes, including certain financial covenants.  The minimum asset coverage ratio that we are required to maintain was reduced from 200% to 180% effective as of December 31, 2008.  The minimum consolidated stockholders’ equity requirement was reduced from $642.9 million prior to December 31, 2008 to $500.0 million effective as of and after December 31, 2008.  The cross-default provisions were modified so that defaults of indebtedness by certain direct and indirect subsidiaries, including Solutions Capital I, L.P. and the special-purpose subsidiaries relating to our Commercial Loan Trust 2006-1, or the 2006-1 Trust, and to our SunTrust Warehouse would not constitute defaults under the Private Placement Notes, as long as we (the parent company) or any other subsidiary that is not a non-recourse financing subsidiary are not liable for the repayment of such indebtedness.  The interest rate for the Series 2005-A unsecured notes, increased from 6.73% to 8.98% and the interest rate for the Series 2007-A unsecured notes, increased from 6.71% to 8.96%.

The amendments also require us to offer to repurchase the Private Placement Notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased.  In addition, we agreed to limit the amount of debt from the 2006-1 Trust and our common stock that we may repurchase.  For every $5.0 million of Private Placement Notes we offer to purchase after February 26, 2009, we may repurchase $2.5 million of debt from the 2006-1 Trust.  Once we have offered to purchase $35.0 million of Private Placement Notes, we may also repurchase $1.0 million of shares of our common stock for every $5.0 million increment of Private Placement Notes offered to be repurchased after February 26, 2009, provided that the amount of permitted debt repurchases under the 2006-1 Trust shall be reduced by the amount of any of our common stock repurchases made.  We paid to the holders of the Private Placement Notes an amendment fee of $375,000, or 0.50%.

Prior to the May 2009 repayment of our revolving line of credit, we were required to use 60% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the Private Placement Notes and the revolving line of credit on a pro rata basis, based on then-outstanding amounts.  After such repayment of our revolving line of credit, we agreed to direct 40% of such net monetization proceeds from unencumbered asset sales as, and when, such sales occur to the repurchase of the Private Placement Notes, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%.

In October 2009, the Private Placement Notes were further amended, in part, to extend the maturity date of the Series 2005-A unsecured notes to October 2011 and to increase the interest rate thereunder to 9.98%.

As of December 31, 2009, the outstanding balances under the Series 2005-A and Series 2007-A Private Placement Notes were $34.3 million and $17.2 million, respectively.  The following table summarizes the reductions in the borrowing capacity from monetization proceeds beginning January 1, 2009:

(in thousands)	Private Placement Note Series 2005-A		Private Placement Note Series 2007-A
Quarter Ended	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment
March 31, 2009	$5,314	$44,686	2,658	$22,342
June 30, 2009	3,128	41,558	1,564	20,778
September 30, 2009	3,917	37,641	1,958	18,820
December 31, 2009	3,334	34,307	1,666	17,154
January 1—February 26, 2010	1,928	32,379	965	16,189

Commercial Loan Funding Trust

We established, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., or SunTrust.  The SunTrust Warehouse, which is structured to operate like a revolving credit facility, is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust.  The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements.  We must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs.  We funded this facility through two separate Variable Funding Certificates, or VFCs, including a $218.75 million Class A VFC and a $31.25 million Class B VFC.  The facility is funded by third parties through the commercial paper market with SunTrust Bank providing a liquidity backstop, subject to SunTrust Bank’s annual liquidity commitment.

In February 2009, SunTrust Bank provided its 2009 annual renewal for this facility.  In connection with the 2009 renewal, a number of modifications were made to the terms of the SunTrust Warehouse, including: a reduction in the facility borrowing commitment from $250.0 million to $190.0 million and the Class B VFC was retired.  The interest rate for Class A advances increased to the commercial paper rate plus 2.50% from the commercial paper rate plus 1.50%, the minimum asset coverage ratio that we are required to maintain was reduced from 200% to 180% effective as of December 31, 2008 and the minimum consolidated stockholders’ equity requirement was reduced from $654.0 million prior to December 31, 2008 to $525.0 million as of and after December 31, 2008, plus 50% of any equity raised after February 26, 2009, with a step-down provision that allowed us to reduce the minimum stockholders’ equity requirement to $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009, if we reduced the effective advance rate for the advances outstanding to less than 60% of eligible collateral and we formally notified the lender.  The amendment also extended the legal final maturity date to August 2011, subject to contractual terms and conditions and eliminated the requirement for a six-month standstill upon non-liquidity renewal.  We paid a $2.4 million, or 1.25%, facility fee for this renewal.

In February 2010, SunTrust Bank provided its 2010 annual renewal of this liquidity facility.  In connection with the 2010 renewal, the SunTrust Warehouse was modified in a number of ways, including; the legal final maturity date was extended to August 2012, subject to contractual terms and conditions, the minimum consolidated stockholders’ equity covenant was reduced from $525.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009 to $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009 and the facility borrowing commitment was reduced from $190 million to $150 million.  In addition, the terms of the SunTrust Warehouse limit the total outstanding balance of fixed-rate loans, which was increased through this amendment from 40% to 55%.  The interest rate on the SunTrust Warehouse remains unchanged at the commercial paper rate plus 2.50%.  If a new agreement or extension is not executed by February 16, 2011, the SunTrust Warehouse enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed in the facility.  We paid a $1.5 million, or 1.0%, facility fee for this renewal.

Advances under the Class A VFC may be up to 64% of eligible collateral.  The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the SunTrust Warehouse may only look to the collateral to satisfy the outstanding obligations under this facility.  The following table summarizes the collateral under the Commercial Loan Funding Trust as of December 31, 2009 and December 31, 2008.

	December 31, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$140,483	53.0%	$164,188	61.9%
Subordinated secured debt	102,170	38.6	91,347	34.4
Total securitized assets	242,653	91.6	255,535	96.3
Cash, securitization accounts	22,129	8.4	9,806	3.7
Total collateral	$264,782	100.0%	$265,341	100.0%

Prior to the commencement of any amortization period, we will contribute 80% of net proceeds from monetizations of collateral financed in the SunTrust Warehouse to reduce the facility borrowing limit.  In addition, 7.5% of the sale of the first $100.0 million of unencumbered investment assets by us will be used to repay the SunTrust Warehouse.  As of December 31, 2009, we have sold $53.9 million in unencumbered investment assets resulting in $4.0 million of repayments.

The following table summarizes the reductions in the facility borrowing limit from monetization proceeds:

(in thousands)	Monetization Payment	Non cash reductions	Maximum Borrowing Capacity After Monetization Payment
Quarter ended
March 31, 2009	$1,491	$—	$188,509
June 30, 2009	2,894	—	185,615
September 30, 2009	9,967	—	175,648
December 31, 2009	4,954	—	170,694
January 1—February 26, 2010	13,774	—	156,950
Reduction due to amendment	—	6,950	150,000

Commercial Loan Trust 2006-1

In April 2006, we completed a $500.0 million debt securitization through Commercial Loan Trust 2006-1, a wholly owned subsidiary.  The 2006-1 Trust issued $106.25 million of Class A-1 Notes, $50.0 million of Class A-2 Notes, $85.0 million of Class A-3 Notes, $58.75 million of Class B Notes, $45.0 million of Class C Notes and $47.5 million of Class D Notes.  The respective classes of notes bear interest at LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%.

All the notes are secured by the assets of the 2006-1 Trust.  The following table summarizes the assets securitized under this facility as of December 31, 2009 and December 31, 2008.

	December 31, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$196,036	47.2%	$224,661	53.0%
Subordinated secured debt	132,169	31.8	171,914	40.5
Total securitized assets	328,205	79.0	396,575	93.5
Cash, securitization accounts	87,012	21.0	27,687	6.5
Total collateral	$415,217	100.0%	$424,262	100.0%

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

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that previously had been issued by 2006-1 Trust.  In January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which resulted in a $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009.

Unsecured Revolving Line of Credit

In June 2008, we entered into an agreement, effective May 30, 2008, for a one-year unsecured revolving line of credit facility with a $70.0 million commitment.  SunTrust Bank acted as the agent and SunTrust acted as arranger for this facility.  Originally, SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.; Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million.  Advances under this facility bore interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate was less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts.  We used this facility for: the origination of loans to, and investments in, primarily middle-market companies; repayment of indebtedness; working capital and other general corporate purposes.

In February 2009, the unsecured revolving line of credit agreement was amended to reduce the maximum borrowing limit from $70.0 million to $35.0 million and increase the interest rate on borrowings under this facility to LIBOR plus 400 basis points from LIBOR plus 275 basis points.  The amendment also reduced the minimum stockholders’ equity requirements, effective December 31, 2008, from $650.0 million prior to December 31, 2008 to $500.0 million plus 50% of the proceeds from equity issuances after February 26, 2009.  In addition, we agreed to maintain minimum cash and cash equivalents of $12.5 million at all times and a quarterly cash coverage ratio of not less than 1.25 to 1.00.  We were required to direct a portion of any monetization proceeds to pay down debt.  Up to 60% of the net proceeds of any sale by us or unencumbered investment assets was used to reduce amounts outstanding under the revolving line of credit and our Private Placement Notes on a pro rata basis, based on then-outstanding amounts.  All asset monetizations were at our sole discretion based upon the economic merits of any proposed transaction.  Dividends payable in cash with a declared payment date prior to July 1, 2009 were limited to the minimum amount required for us to maintain our status as a RIC.  On May 4, 2009, we repaid this facility in full in advance of its May 29, 2009 maturity.

SBIC Debentures

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P.  Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act.  As of December 31, 2009, the license gave Solutions Capital I, L.P. the potential to borrow up to $130.0 million.  The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures.  These funds can be used to provide debt and equity capital to qualifying small businesses.  We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval.  In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $130.0 million potential borrowing for which we have been approved under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of December 31, 2009.  Based on our current funded capital, Solutions Capital I, L.P. may, subject to the SBA’s approval, borrow up to an additional $28.3 million to originate new investments as of December 31, 2009.  To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $46.4 million.

The American Recovery and Reinvestment Act of 2009, which was effective in February 2009, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008.  Solutions Capital I, L.P. would require the SBA’s approval and commitment in order to access this incremental borrowing capacity.  To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through December 31, 2009.  As of December 31, 2009 and December 31, 2008, we had $30.8 million and $27.8 million, respectively, of investments and we had $21.2 million and $0.8 million, respectively, of restricted cash to be used for investments in our SBIC.  The American Recovery and Reinvestment Act of 2009 also increased the maximum amount of outstanding leverage available to SBIC companies with multiple licenses to $225.0 million on an aggregate basis, which represents a $50.0 million increase over the prior maximum of $175.0 million.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points.  The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.  As of December 31, 2009, the SBIC had $27.6 million outstanding summarized in the following table:

	Amount Outstanding
(dollars in thousands)	December 31, 2009	December 31, 2008	Rate		Treasury Rate at Pooling Date	Spread in basis points
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	—	5.34%	Fixed	2.81%	253
2009-10B	13,000	—	4.95%	Fixed	3.44%	151
Total	$27,600	$2,600	5.19%		3.16%	203

In October 2008, we received exemptive relief from the SEC, which effectively allows us to exclude debt issued by Solutions Capital I, L.P. from the calculation of our consolidated BDC asset coverage ratio.

Liquidity and Capital Resources—Common Stock

We are a closed-end investment company that has elected to be regulated as a BDC under the 1940 Act.  The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV of such stock unless our stockholders approve such a sale and our board of directors makes certain determinations.  On June 17, 2009, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings up to an aggregate of 10 million shares.  This proposal permits us to issue securities that may be converted into or exercised for shares of our common stock at a conversion or exercise price per share not less than our current market price at the date such securities are issued.  This conversion or exercise price may, however, be less than our NAV per share at the date such securities are issued or the date such securities are converted into or exercised for shares of our common stock.  The approval expires on the earlier of June 17, 2010 and the date of our 2010 Annual Meeting of Stockholders.

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

During the year ended December 31, 2009, we awarded 475,500 and 22,500 shares of restricted stock to employees and non-employee directors, respectively.  During the year ended December 31, 2009, the forfeiture provision lapsed on 686,200 shares of restricted stock pursuant to the 2006 Plan’s, time and service requirements.

On July 23, 2009, our board of directors approved the LTIP.  The LTIP is a three-year incentive compensation plan that provides our executive officers and certain key non-executive employees the opportunity to receive up to an aggregate of 865,000 shares of our restricted common stock and up to $5.2 million in cash awards upon achievement of specified share price thresholds for our common stock within the LTIP’s 36-month performance period.  MCG achieved two of these market-price thresholds in October 2009, which resulted in the issuance of 432,500 shares of common stock to LTIP participants.  The forfeiture provisions for 288,300 these shares of common stock lapsed immediately upon issuance.  The forfeiture provisions for the remaining 144,200 of these shares of common stock will lapse in October 2010, contingent upon each eligible participant’s continued service until that time.

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

Commitments to extend credit include the unused portions of commitments that obligate us to extend credit in the form of loans, participations in loans or similar transactions.  Commitments to extend credit would also include loan proceeds we are obligated to advance, such as loan draws, rotating or revolving credit arrangements or similar transactions.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of December 31, 2009, we had $36.5 million of unused commitments to extend credit to our portfolio companies, which are not reflected on our balance sheet, as shown in the table below.  We believe that our operations, monetizations and unrestricted cash will provide liquidity sufficient to fund, as necessary, requests to draw on these unfunded commitments.

(in thousands)	As of December 31, 2009
Unused commitments to portfolio companies	Non-Affiliate Investments	Affiliate Investments	Control Investments	Total
Revolving credit facilities	$22,409	$11,000	$1,700	$35,109
Other	77	—	1,360	1,437
Total unused commitments to portfolio companies	$22,486	$11,000	$3,060	$36,546

From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies.  As of December 31, 2009, we had no outstanding guarantees or standby letters of credit.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2009:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations	$319,880	$—	$—	$—	$319,880
Commercial loan funding trust facility(b)	158,907	13,327	145,580	—	—
Unsecured notes	51,461	—	34,307	17,154	—
SBIC	27,600	—	—	—	27,600
Total borrowings	557,848	13,327	179,887	17,154	347,480
Operating Leases	7,075	2,366	4,317	392	—
Total contractual obligations	$564,923	$15,693	$184,204	$17,546	$347,480

(a)	Excludes the unused commitments to extend credit to our customers of $36.5 million as discussed above.

(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility are listed based on the contractual maturity due to the revolving nature of the facility.

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

In accordance with GAAP, the unused portions of these commitments are not recorded on our Consolidated Balance Sheets.  The following table summarizes the nominal dollar balance and the fair value of unused commercial loan commitments, guarantees and standby letters of credit as of December 31, 2009 and 2008:

(in thousands)	December 31, 2009	December 31, 2008
Unused loan commitments(a)	$36,546	$43,393
Guarantees	—	5,833
Standby letters of credit	—	97
_______________
(a)
Estimated fair value of unused loan commitments as of both December 31, 2009 and December 31, 2008 was $0.2 million, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties.

Distributions

As a BDC that has elected to be treated as a RIC, we generally must:  1) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built-in gains that we recognize in order to deduct distributions made (or deemed made) to our stockholders to maintain our status as a RIC; and 2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) in order to avoid an excise tax.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions.  In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities.  If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment.  We cannot assure stockholders that they will receive any distributions or distributions at a particular level.  We may make deemed distributions to our stockholders of certain net capital gains.

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

We met our distribution requirements as a RIC for 2009 and will monitor distribution requirements for 2010 in order to ensure compliance under Subchapter M of the Internal Revenue Code.  We incurred certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which resulted in no statutorily required dividend payments in 2009.  We will make decisions with respect to the actual level of 2010 dividends on a quarter-by-quarter basis, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio at the time of such decision.  We expect to make the first such determination after we finalize the results for the first quarter of 2010.

Each year, we mail statements on Form 1099-DIV to our stockholders, which identify the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities and/or a return of paid-in-capital surplus, which is a nontaxable distribution.  To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders.  For the fiscal years ended December 31, 2008, 2006, 2005, 2004, and 2003 a portion of the distributions to our stockholders was deemed a return of capital.  None of the distributions to stockholders during the fiscal year ended December 31, 2007 was deemed a return of capital.  We did not declare a dividend during the year ended December 31, 2009.  We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year.

The following table reconciles GAAP net loss to taxable net loss for the years ended December 31, 2009 and 2008:

	Years ended December 31,
(in thousands)	2009	2008
Net loss	$(51,059)	$(191,245)
Difference between book and tax losses on investments(a)	48,078	(73,272)
Net change in unrealized depreciation on investments not taxable until realized	(97,631)	248,218
Capital losses in excess of capital gains	54,245	—
Timing difference related to deductibility of long-term incentive compensation	6,091	6,642
Taxable interest income on non-accrual loans(b)	14,949	2,051
Dividend income accrued for GAAP purposes that is not yet taxable	(6,149)	(19,972)
Distributions from taxable subsidiaries	144	483
Federal tax (benefit) provision	(81)	789
Other, net	323	4,181
Taxable income (loss) before deductions for distributions	$(31,090)	$(22,125)

(a)	Results for the year ended December 31, 2008, primarily reflect the write-off, for tax purposes, of the common stock of Cleartel.

(b)
Results for the years ended December 31, 2008 and 2009 reflect the reversal of interest that we previously recognized on non-accrual loans of a portfolio investment that we liquidated.  We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

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

Income Recognition

We follow the policies described below to recognize income on our Consolidated Statement of Operations:

•
Interest Income—We accrue interest income if we expect that ultimately we will be able to collect it.  Generally, when a loan becomes more than 90 days past due, or if we otherwise believe the customer is unable to service its debt and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or due to a restructuring such that the interest income is deemed to be collectible.  However, we remain contractually entitled to this interest.  We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

PIK represents contractually deferred interest that typically is added to the loan balance.  Generally, PIK interest is due at the end of the loan term.  We generally accrue PIK interest when collection is expected and cease accruing PIK if there is insufficient value to support the accrual or we expect the customer is unable to pay all principal and interest due.

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

Valuation of Investments

Fair Value Measurements and Disclosures

We carry our investments at fair value in accordance with Accounting Standard Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value.  ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

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

We use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value.  To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors.  In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date.  We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•
Majority-Owned Control Investments—Majority-owned control investments comprise 41.2% of our investment portfolio.  Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value.  Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value.  Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company.  Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs.  Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment.  These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Majority-Owned Control Investments—Non-majority owned investments comprise 0.4% of our investment portfolio.  For our non-majority owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments.  For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates.  We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Non-Control Investments—Non-control investments comprise 58.4% of our investment portfolio.  Quoted prices are not available for 99.1% of our non-control investments, which represent 57.9% of our investment portfolio.  For our non-control equity investments, we use the same market and income approaches used to value our control investments.  For non-control debt investments, we estimate fair value using a market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates.  We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end.  However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities.  We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2).  As of December 31, 2009, these securities represented 0.5% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales.  Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks.  We also use independent valuation firms to provide additional data points for our quarterly valuation analyses.  Our general practice is to obtain a valuation or review of valuation from an independent firm once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company.  Independent valuation firms performed valuations or reviewed valuations of 41 portfolio companies over the last four quarters, representing $921.2 million, or 93.4%, of the fair value of our total portfolio investments and $292.0 million, or 97.0%, of the fair value of our equity portfolio investments.  In addition, the fair value of $51.8 million of our debt investments, representing 7.6% of the fair value of our debt portfolio and 5.2% of the fair value of our total portfolio, was derived from sales transactions involving the portfolio company.  As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm or we considered recent sales transactions for 98.6% of the fair value of our investment portfolio as of December 31, 2009.

	As of December 31, 2009
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Valuations/reviews prepared by independent firms(a)
Fourth quarter 2009	$160,185	$171,419	$331,604	23.4%	57.0%	33.6%
Third quarter 2009	97,965	10,483	108,448	14.3	3.5	11.0
Second quarter 2009	135,567	13,307	148,874	19.8	4.4	15.1
First quarter 2009	235,551	96,758	332,309	34.3	32.1	33.7
Total valuations/reviews prepared by independent firms	629,268	291,967	921,235	91.8	97.0	93.4
Fair value derived from sales transaction
Third quarter 2009	51,768	—	51,768	7.6	—	5.2
Total derived from sales transaction	51,768	—	51,768	7.6	—	5.2
Not evaluated during the 12 months ended December 31, 2009	4,437	8,906	13,343	0.6	3.0	1.4
Total investment portfolio	$685,473	$300,873	$986,346	100.0%	100.0%	100.0%

(a)
Valuations/reviews prepared  by independent firms more than one time during the twelve months ended December 31, 2009 have that investment’s fair value reflected in the most recent quarter for which a valuation/review was prepared.

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

Borrowing Facilities

As described more fully in Liquidity and Capital Resources—Borrowings, we borrow funds from various lenders through unsecured credit facilities, private placements, warehouse loan facilities and the SBA.  In addition, we have bankruptcy remote, special-purchase entities that issued debt collateralized by pools of loans that we transfer to the entity.  To date, we have recorded our obligation to repay all of our borrowings at cost on our Consolidated Balance Sheets.  In the future, however, as we enter into new borrowing facilities or make significant modifications to existing facilities, we may consider reporting those facilities using the fair value option as allowed under ASC 825—Financial Instruments.  Debt issuance costs represent fees and other direct incremental costs incurred in connection with our borrowings.  We amortize these costs ratably over the contractual term of the borrowing using the effective interest method and include this amortization in interest expense on our Consolidated Statements of Operations.

Periodically, we transfer pools of loans to bankruptcy-remote, special-purpose entities for use in securitization transactions.  We account for loans transferred to our bankruptcy remote, special-purpose entities for use in securitization transactions in accordance with ASC 860—Transfers and Servicing.

From time to time, we may repurchase certain debt instruments issued by one of our bankruptcy-remote special-purpose entities from third parties at a negotiated price that may be different than the principal amount of the debt.  In accordance with ASC 470—Debt, we treat these repurchases as if the debt were extinguished and report the difference between the reacquisition price and the net carrying amount of the extinguished debt as a gain on extinguishment of debt on our Consolidated Statements of Operations.

Goodwill

We account for goodwill in accordance with ASC 350—Intangibles—Goodwill and Other, or ASC 350.  Based on the results of our impairment testing in December 2008, we concluded that our goodwill was fully impaired.  In accordance with ASC 350, we wrote off this goodwill and reported the $3.9 million impairment on a separate line item titled “Goodwill impairment” on our Consolidated Statement of Operations for 2008.  The balance of our goodwill was zero as of December 31, 2009 and 2008.

Share-based Compensation

We recognize share based compensation in accordance with ASC Topic 718—Compensation—Stock Compensation, or ASC 718.  In accordance with ASC 718, we recognize compensation cost related to share-based awards for which forfeiture provisions are expected to lapse over the requisite service period.

Income Taxes

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders.  We have distributed and intend to distribute sufficient dividends to eliminate taxable income.  We may also be subject to federal excise tax if we do not distribute at least 98% of our investment company taxable income and 98% of our capital gain net income in any calendar year.

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

(Loss) Earnings Per Share

We determine basic and diluted (loss) earnings per weighted-average common share in accordance with ASC Topic 260—Earnings per Share, or ASC 260.  We compute basic (loss) earnings per share by dividing net (loss) income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.  We compute diluted (loss) earnings per share by dividing such net (loss) income by the sum of the weighted-average number of shares outstanding for the period and the dilutive impact of restricted stock for which forfeiture provisions have not lapsed.  We include unvested share-based awards that contain non-forfeitable rights in the computation of basic and diluted (loss) earnings per share pursuant to the two-class method.

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

Standard on Subsequent Events

In May 2009, FASB issued SFAS 165—Subsequent Events, which was subsequently included in ASC Topic 855—Subsequent Events, or ASC 855.  ASC 855 provided guidance on management’s assessment of subsequent events and required additional disclosure about the timing of this management assessment.  ASC 855 did not significantly change the accounting requirements for the reporting of subsequent events.  ASC 855 was effective for interim or annual financial periods ending after June 15, 2009 and we adopted this standard as of June 30, 2009.  Subsequently in February 2010, FASB issued Accounting Standard Update No. 2010-09—Amendments to Certain Recognition and Disclosure Requirements.  The February update amends ASC 855, to essentially rescind certain disclosure requirements about the timing of management’s assessment of subsequent events for publicly traded companies.  The update was effective upon issuance.  We adopted this update beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Our adoption of ASC 855, and the subsequent update thereto, did not affect our financial position or results of operations.

Fair Value Measurements

FASB set forth most of the accounting guidance associated with the measurement and disclosure of fair value in ASC 820.  Prior to its adoption of the new codification, FASB issued a number of standards that either affected the measurement and disclosure of fair value or provided additional guidance or clarification.  All such amendments have been incorporated into ASC 820, including the following:

•
In February 2008, FASB issued FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, which deferred the date for which ASC 820 was required to be adopted for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases.  Our adoption of this standard, as of January 1, 2009, did not affect our financial position or results of operations.

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

In August 2009, FASB issued ASU No. 2009-05—Measuring Liabilities at Fair Value, or ASU 2009-05.  The August 2009 update provides clarification to ASC 820 for the valuation techniques required to measure the fair value of liabilities.  ASU 2009-05 also provides clarification around required inputs to the fair value measurement of a liability and definition of a Level 1 liability.  ASU 2009-05 is effective for interim and annual periods beginning after August 28, 2009.  We adopted this standard beginning with our financial statements ending December 31, 2009.  Our adoption of this standard did not affect our financial position or results of operations.

In January 2010, FASB issued Accounting Standard Update No. 2010-06—Improving Disclosures about Fair Value Measurements, or ASU 2010-06. The January 2010 update amends ASC 820 to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010.  We expect to adopt this standard beginning with our financial statements ending March 31, 2010.  We do not anticipate that our adoption of this standard will have a material effect on our financial position and results of operations.

Accounting for transfers of financial assets

In June 2009, FASB issued SFAS 166—Accounting for Transfers of Financial Assets.  This statement amended SFAS 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was subsequently incorporated into ASC Topic 860—Transfers and Servicing, or ASC 860.  The June 2009 guidance removed the concept of a qualifying special-purpose entity from ASC 860.  The June 2009 guidance also established specific conditions for reporting the transfer of a portion of a financial asset as a sale.  This June 2009 guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and early application is prohibited.  We will adopt this standard as of January 1, 2010.  We are still evaluating the impact that our adoption of this standard will have on our financial position and results of operations.

Income Taxes

In September 2009, FASB issued ASU 2009-06—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, or ASU 2009-06.  This update did not change existing GAAP or the disclosure requirements for public companies.  It did, however, provide implementation guidance for ASC 740—Income Taxes, or ASC 740.  ASU 2009-06 is effective for interim and annual periods ending after September 15, 2009. We adopted this standard as of September 30, 2009.  Our adoption of this standard did not affect our financial position or results of operations.

Consolidation

In February 2010, FASB issued ASU No. 2010-10—Amendments for Certain Investment Funds, or ASU 2010-10.  The February 2010 update amends ASC 810—Consolidations, formerly FAS 167, to defer the effective date of FAS 167 for certain investment funds.  However, the deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity.  The February 2010 update defers the effective date of FAS 167 indefinitely for certain investment funds, including those companies subject to the 1940 Act.

Two-Class Method of Presenting Earnings Per Share

In June 2008, FASB issued FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, which was subsequently incorporated into ASC 260.  The June 2008 guidance requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method.  In effect, this standard requires companies to report basic and diluted earnings per share in two broad categories.  First, companies must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable dividend rights.  Second, companies must report separately basic and diluted earnings per share for their remaining common stock.  This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  We adopted this standard beginning with our financial statements ended March 31, 2009.  As required, we applied this standard retroactively to all reported periods.  Our adoption of this standard did not have a material impact on our financial position or results of operations.  See Note 12—(Loss) Earnings Per Share for additional information about our adoption of this standard.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Beginning in late 2007, the United States entered a recession.  As the economy continued to deteriorate in 2008, spending by both consumers and businesses declined significantly, which impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial firms in particular.  This reduction in spending has had an adverse effect on a number of the industries in which some of our portfolio companies operate.  Historically, MCG and other commercial finance companies have utilized the collateralized loan obligation, or CLO, market to finance some of their investment activities.  Due to the current dislocation of the CLO market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector will have to either curtail originations or obtain access to alternative debt markets.  During 2008 and 2009, the availability of debt capital was extremely constrained.  While we were successful in renegotiating certain of our borrowing agreements in early 2009 and early 2010, these agreements are at higher cost and include less favorable terms than our historical borrowing agreements.

In the event that the effects of the recession continue for a significant time or the economy deteriorates further, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.  During the year ended December 31, 2009, we experienced write-downs across the portfolio, most of which were due to a reduction in the performance of certain portfolio companies and reductions in comparable multiples and market pricing used to estimate the fair value of our investments.  There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates.  Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates.  As of December 31, 2009, approximately 55.6% of our loan portfolio, at fair value, bore interest at a spread to LIBOR or prime rate, and 44.4% at a fixed interest rate.  As of December 31, 2009, approximately 39.4% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%.  These floors minimize our exposure to significant decreases in interest rates.

We regularly measure exposure to interest rate risk.  We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.  Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.  We also enter derivative transactions in connection with our financing vehicles.  During the quarter ended March 31, 2009, we entered into two interest rate swaps expiring in August 2011 for notional amounts of $8.7 million and $12.5 million at interest rates of 9.0% and 13.0%, respectively.  During 2008, we entered into two interest rate swaps expiring in November 2010 for notional amounts of $16.0 million and $8.0 million at interest rates of 10.0% and 14.0%, respectively.

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(in thousands)	Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Repurchase agreement rate	$—	$—	$79,916	$—
Money market rate	—	—	156	—
Prime rate	75,126	—	63,346	—
LIBOR
30-day	19,876	—	16,825	—
60-day	12,441	—	—	—
90-day	306,563	319,880	459,012	371,880
180-day	3,683	—	7,923	—
Commercial paper	—	158,907	—	187,169
Fixed rate	350,504	79,061	372,226	77,600
Total	$768,193	$557,848	$999,404	$636,649

Based on our December 31, 2009 balance sheet, the following table shows the impact to net income of hypothetical base rate changes in interest rates, assuming no changes in our investment and borrowing structure:

(dollars in thousands)
Basis Point Change(a)	Interest Income	Interest Expense	Unrealized (Depreciation)/ Appreciation	Net Loss
100	1,361	4,788	(486)	(3,913)
200	2,947	9,576	79	(6,550)
300	5,760	14,364	639	(7,965)

(a)	As of December 31, 2009, quarterly average LIBOR was 0.27%; thus, a 100 basis point decrease could not occur.

From February 2009 through December 2009, we maintained our cash in non-interest-bearing accounts, which were fully insured by the FDIC, under the FDIC’s Temporary Liquidity Guarantee Program.  The FDIC’s Temporary Liquidity Guarantee Program was originally scheduled to expire on December 31, 2009, but was subsequently extended through June 30, 2010.  Nonetheless, beginning in January 2010, a number of banks have opted out of this program.  As the banking industry stabilizes in 2010, we expect to deposit a portion of our excess cash into secure interest-bearing accounts.  As we begin to redeploy a portion of this cash into interest bearing accounts and begin to originate new investments, our sensitivity to interest rate fluctuations and our net loss from a hypothetical increase in interest rates will decrease.

Item 8.      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
MCG Capital Corporation

We have audited MCG Capital Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  MCG Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MCG Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2009, and the consolidated financial highlights for each of the five years in the period ended December 31, 2009.  Our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 4, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
MCG Capital Corporation

We have audited the accompanying consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2009, and the consolidated financial highlights for each of the five years in the period ended December 31, 2009.  These financial statements and financial highlights are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of securities owned as of December 31, 2009 by correspondence with the custodians, or by other appropriate auditing procedures.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2009 and 2008, the consolidated results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2009, and its consolidated financial highlights for each of the five years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MCG Capital Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 4, 2010

MCG Capital Corporation

Consolidated Balance Sheets
	December 31,
(in thousands, except per share amounts)	2009	2008
Assets
Cash and cash equivalents	$54,187	$46,149
Cash, securitization accounts	109,141	37,493
Cash, restricted	21,232	979
Investments at fair value
Non-affiliate investments (cost of $560,347 and $605,906, respectively)	531,974	584,336
Affiliate investments (cost of $38,845 and $45,141, respectively)	44,388	56,126
Control investments (cost of $555,732 and $819,076, respectively)	409,984	562,686
Total investments (cost of $1,154,924 and $1,470,123, respectively)	986,346	1,203,148
Interest receivable	6,025	8,472
Other assets	14,218	16,193
Total assets	$1,191,149	$1,312,434
Liabilities
Borrowings (maturing within one year of $13,327 and $44,500, respectively)	$557,848	$636,649
Interest payable	2,736	5,367
Other liabilities	14,882	11,507
Total liabilities	575,466	653,523
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on December 31, 2009 and 2008, 76,394 issued and outstanding on December 31, 2009 and 76,075 issued and outstanding on December 31, 2008	764	761
Paid-in capital	1,005,085	997,318
Undistributed (distributions in excess of) earnings
Paid-in capital	(162,783)	(162,783)
Other	(57,066)	91,624
Net unrealized depreciation on investments	(170,317)	(267,948)
Stockholder loans	—	(61)
Total stockholders’ equity	615,683	658,911
Total liabilities and stockholders’ equity	$1,191,149	$1,312,434
Net asset value per common share at end of period	$8.06	$8.66

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Statements of Operations
	Years ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$64,209	$72,725	$82,229
Affiliate investments (5% to 25% owned)	4,470	6,777	13,453
Control investments (more than 25% owned)	28,627	52,753	80,347
Total interest and dividend income	97,306	132,255	176,029
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	1,333	1,507	4,819
Affiliate investments (5% to 25% owned)	—	99	107
Control investments (more than 25% owned)	1,195	1,504	6,164
Total advisory fees and other income	2,528	3,110	11,090
Total revenue	99,834	135,365	187,119
Operating expenses
Interest expense	23,444	35,431	43,119
Employee compensation
Salaries and benefits	14,825	16,490	21,800
Amortization of employee restricted stock awards	7,727	6,855	9,024
Total employee compensation	22,552	23,345	30,824
General and administrative expense	15,650	16,648	11,258
Goodwill impairment	—	3,851	—
Total operating expenses	61,646	79,275	85,201
Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision	38,188	56,090	101,918
Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	(18,015)	5,868	7,037
Affiliate investments (5% to 25% owned)	(1,947)	(61)	7,522
Control investments (more than 25% owned)	(172,022)	(15,190)	7,191
Total net realized (loss) gain on investments	(191,984)	(9,383)	21,750
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	(6,803)	(53,312)	2,202
Affiliate investments (5% to 25% owned)	(5,442)	3,900	2,860
Control investments (more than 25% owned)	110,642	(198,252)	(39,280)
Derivative and other fair value adjustments	(766)	(554)	(419)
Total net unrealized appreciation (depreciation) on investments	97,631	(248,218)	(34,637)
Net investment loss before income tax (benefit) provision	(94,353)	(257,601)	(12,887)
Gain on extinguishment of debt before income tax (benefit) provision	5,025	11,055	—
Income tax (benefit) provision	(81)	789	2,395
Net (loss) income	$(51,059)	$(191,245)	$86,636
(Loss) earnings per basic and diluted common share	$(0.68)	$(2.65)	$1.32
Cash distributions declared per common share	$—	$0.71	$1.76
Weighted-average common shares outstanding—basic and diluted	74,692	72,254	65,606

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets
	Years ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
(Decrease) increase in net assets from operations
Net operating income before net investment loss, gain on extinguishment of debt and income tax benefit (provision)	$38,188	$56,090	$101,918
Net realized (loss) gain on investments	(191,984)	(9,383)	21,750
Net unrealized appreciation (depreciation) on investments	97,631	(248,218)	(34,637)
Gain on extinguishment of debt	5,025	11,055	—
Income tax benefit (provision)	81	(789)	(2,395)
Net (loss) income	(51,059)	(191,245)	86,636
Distributions to stockholders
Distributions from net investment income	—	29,528	(103,785)
Distributions in excess of net investment income (accumulated distributions in excess of net investment income and capital gains for December 31, 2009, 2008 and 2007 were $162,783, $162,783 and $84,070)	—	(78,713)	(5,998)
Net decrease in net assets resulting from stockholder distributions	—	(49,185)	(109,783)
Capital share transactions
Issuance of common stock	—	57,038	95,350
Amortization of restricted stock awards
Employee	7,727	6,855	9,024
Restructuring expense	—	106	—
Non-employee director	135	255	174
Cancellation of common stock held as collateral for stockholder loans	(92)	(105)	—
Stockholder loans
Unrealized (appreciation) depreciation on stockholder loans	(31)	398	—
Repayment of stockholder loans	92	105	151
Net increase in net assets resulting from capital share transactions	7,831	64,652	104,699
Total decrease in net assets	(43,228)	(175,778)	81,552
Net assets
Beginning of period	658,911	834,689	753,137
End of period	$615,683	$658,911	$834,689
Net asset value per common share at end of period	$8.06	$8.66	$12.73
Common shares outstanding at end of period	76,394	76,075	65,587

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Statements of Cash Flows
	Years ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities
Net (loss) income	$(51,059)	$(191,245)	$86,636
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Investments in portfolio companies	(58,673)	(87,530)	(603,818)
Principal collections related to investment repayments or sales	196,575	203,881	341,551
Increase in interest receivable, accrued payment-in-kind interest and dividends	(13,330)	(26,415)	(49,980)
Amortization of restricted stock awards
Employee	7,727	6,961	9,024
Non-employee director	135	255	174
Decrease (increase) in cash—securitization accounts from interest collections	1,305	(566)	(15,226)
Depreciation and amortization	5,395	3,763	1,903
Impairment of goodwill	—	3,851	—
Unrealized (appreciation) depreciation on stockholder loans	(31)	398	—
Decrease (increase) in other assets	1,160	(3,848)	3,407
Increase (decrease) in other liabilities	663	(5,592)	3,243
Realized loss (gain) on investments	191,984	9,383	(21,750)
Change in unrealized (appreciation) depreciation on investments	(97,631)	248,218	34,637
Gain on extinguishment of debt	(5,025)	(11,055)	—
Net cash provided by (used in) operating activities	179,195	150,459	(210,199)

Cash flows from financing activities
Net (payments) proceeds on borrowings	(73,776)	(103,091)	229,152
(Increase) decrease in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	(72,953)	76	(5,846)
Restricted cash	(20,253)	—	—
Payment of financing costs	(4,175)	(3,500)	(1,165)
Issuance of common stock, net of costs	—	57,038	95,350
Distributions paid	—	(78,130)	(105,837)
Cancellation of common stock held as collateral for stockholder loans	(92)	(105)	—
Repayment of stockholder loans	92	105	151
Net cash (used in) provided by financing activities	(171,157)	(127,607)	211,805
Increase in cash and cash equivalents	8,038	22,852	1,606
Cash and cash equivalents
Beginning balance	46,149	23,297	21,691
Ending balance	$54,187	$46,149	$23,297
Supplemental disclosure of cash flow information
Interest paid	$22,056	$34,282	$40,240
Income taxes paid	59	905	4,258
Payment-in-kind interest collected	2,214	6,230	13,848
Dividend income collected	8,414	3,817	7,328

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments
December 31, 2009
(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband	Cable	Subordinated Debt (14.0%, Due 3/14)(1)	$14,436	$14,349	$14,349
LLC(2)		Preferred Units (10.8%, 17,100 units)(1)		20,878	26,601
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks	Communications-	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,139
Holdings, Inc.(6)	CLEC	Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,695
		Class A Common Stock (4,698,987 shares)		—	—
GMC Television	Broadcasting	Senior Debt (4.3%, Due 12/16)(1)	23,720	21,336	21,500
Broadcasting, LLC(2)(6)(19)		Subordinated Debt (14.0%, Due 12/16)(1)(7)	9,086	6,975	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,067	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—
Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,000	8,926	8,926
		Series A Preferred Units (10.0%, 86,000 units)		9,095	1,330
		Series B Preferred Units (10.0%, 30,000 units)		3,000	159
Jet Plastica Investors,	Plastic Products	Senior Debt (9.3%, Due 12/12)(1)	12,533	12,441	12,441
LLC(2)		Subordinated Debt A (15.5%, Due 3/13)(1)	18,713	18,520	18,520
		Subordinated Debt B (17.0%, Due 3/13)(1)(8)	19,563	17,560	11,826
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—
JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.9%, Due 8/15-2/16)	28,603	28,440	28,440
		Series A Preferred Units (10.0%, 133,204 units)		18,471	11,809
		Series B Preferred Units (24,441 units)		5,000	10,000
MTP Holding, LLC(6)	Communications-	Common LLC Interest (79,171 units)		3	28
	Other
NPS Holdings	Business	Senior Debt A1 (6.0%, Due 6/13)(1)	4,702	3,382	3,382
Group, LLC(2)(5)(17)	Services	Senior Debt A2 and A3 (6.0%, Due 6/13)(1)(7)	9,942	8,150	149
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Stock (36,500 units)		—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,225	16,225
		Preferred LLC Interest (10.0%, 120,000 units)		13,996	12,251
PremierGarage	Home Furnishings	Senior Debt (8.0%, Due 12/10-9/11)(1)(7)	9,953	9,149	9,887
Holdings, LLC(2)(6)		Preferred LLC Units (400 units)		400	289
		Common LLC Units (79,935 units)		4,971	—
RadioPharmacy	Healthcare	Senior Debt (7.0%, Due 12/10)(1)	8,500	8,484	8,484
Investors, LLC(2)		Subordinated Debt (15.0%, Due 12/11)(1)	10,140	10,111	10,111
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	69
Superior Industries	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	20,212	20,126	20,126
Investors, LLC(2)		Preferred Units (8.0%, 125,400 units)		15,272	18,977
Total Sleep Holdings,	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	12,037	11,780	5,271
Inc.(2)(6)		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—
Total Control Investments (represents 41.6% of total investments at fair value)				555,732	409,984

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments
December 31, 2009
(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Affiliate Investments(3):
Advanced Sleep	Home Furnishings	Senior Debt (13.3%, Due 10/11)(1)	$5,985	$5,890	$5,627
Concepts, Inc.(2)		Subordinated Debt (16.0%, Due 4/12)(1)	5,125	5,034	4,817
		Series A Preferred Stock (20.0%, 49 shares)		297	—
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—
Cherry Hill Holdings,	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	906
Inc.(6)
Stratford School	Education	Senior Debt (6.9%, Due 7/11-9/11)(1)	3,440	3,404	3,368
Holdings, Inc.(2)		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,695	6,695
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		240	6,835
		Warrants to purchase Common Stock (expire 5/15)(1)		67	1,846
Sunshine Media	Publishing	Common Stock (145 shares)		581	—
Delaware, LLC(2)(6)		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—
Velocity Technology	Business Services	Senior Debt (7.8%, Due 12/12)(1)	12,859	12,794	12,794
Enterprises, Inc.(2)(21)		Series A Preferred Stock (1,506,602 shares)		1,500	1,500
Total Affiliate Investments (represents 4.5% of total investments at fair value)				38,845	44,388

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments
December 31, 2009
(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Non-Affiliate Investments (less than 5% owned):
Active Brands	Consumer Products	Senior Debt (10.3%, Due 6/12)(1)(8)	$24,601	$24,155	$18,665
International, lnc.(2)		Subordinated Debt (17.0%, Due 9/12)(1)(7)	15,446	12,437	—
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—
Allen’s T.V. Cable	Cable	Senior Debt (7.3%, Due 12/12)(1)	6,280	6,258	6,258
Service, Inc.		Subordinated Debt (10.1%, Due 12/12)(1)	2,488	2,442	2,358
		Warrants to purchase Common Stock (expire 11/15)		—	95
Amerifit Nutrition, Inc.(2)(20)	Healthcare	Senior Debt (12.0%, Due 3/10)(1)	2,567	2,559	2,559
B & H Education, Inc.	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,669	5,383
BLI Holdings, Inc.(2)(22)	Drugs	Senior Debt (11.3%, Due 2/10)(1)	10,393	10,216	10,213
Coastal Sunbelt	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	22,061	21,838	21,838
Holding, Inc.(2)(18)		Subordinated Debt (16.0%, Due 8/15)(1)	8,509	8,430	8,430
Coastal Sunbelt Real	Real Estate	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,190	2,180	2,178
Estate, Inc.	Investments	Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	525
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.1%, Due 7/12-10/12)(1)(8)	9,499	9,350	8,105
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.8%, Due 12/13)(1)	20,000	19,805	13,998
CWP/RMK Acquisition	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	597	409
Corp.(2)(6)
Dayton Parts Holdings,	Auto Parts	Preferred LLC Interest (10.0%, 16,470 units)		631	615
LLC		Class A Common LLC Interest (8.0%, 10,980 units)		400	—
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	6,015	5,958	5,958
Equibrand Holding	Leisure Activities	Senior Debt (9.5%, Due 6/11)(1)	4,640	4,609	4,609
Corporation(2)		Subordinated Debt (17.0%, Due 12/11)(1)	9,643	9,577	9,577
G&L Investment	Insurance	Subordinated Debt (7.8%, Due 5/14)(1)	17,500	17,021	15,778
Holdings, LLC(2)		Series A Preferred Shares (14.0%, 5,000,000 shares)		6,667	6,667
		Class C Shares (621,907 shares)		529	370
Golden Knight II CLO, Ltd.(6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	1,836
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	7,673	7,611	7,527
		Subordinated Debt (14.0%, Due 8/13)(1)	7,968	7,935	7,935
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	2,774
Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,667	21
Jenzabar, Inc.(23)	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,019	6,019
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		422	20,478
Lambeau Telecom Company, LLC(14)	Communications-CLEC	Senior Debt (12.0%, Due 2/13)(8)	1,380	1,353	1,059
Legacy Cabinets, Inc.(6)	Home Furnishings	Subordinated Debt (12.5%, Due 8/13)(1)(7)	2,328	2,184	—
LMS INTELLIBOUND,	Logistics	Senior Debt (8.6%, Due 3/14–6/14)(1)	25,193	24,848	24,848
INC.(2)		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,846	6,846
Maverick Healthcare	Healthcare	Subordinated Debt (16.0%, Due 4/14)(1)	12,894	12,753	12,753
Equity, LLC		Preferred Units (10.0%, 1,250,000 units)		1,432	1,432
		Class A Common Units (1,250,000 units)		—	—
MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	32,307	32,186	32,186
		Class A LLC Interest (4,712,042 units)		3,000	9,177

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments
December 31, 2009
(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Metropolitan	Communications-	Senior Debt (10.8%, Due 12/11)(1)	$20,327	$20,247	$20,247
Telecommunications Holding Company(2)	CLEC	Warrants to purchase Common Stock (expire 9/13)		1,843	9,989
Miles Media Group, LLC(2)	Publishing	Senior Debt (12.5%, Due 6/13)(1)	17,369	17,095	17,095
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,373	19,209	18,473
		Subordinated Debt (15.0%, Due 9/14)(1)	22,384	22,323	22,323
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	568
Philadelphia Newspapers, LLC(6)(12)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,070	—
Powercom Corporation(6)(14)	Communications-CLEC	Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical	Laboratory	Senior Debt (6.3%, Due 5/11)(1)	15,500	15,481	15,481
Holdings, LLC (2)	Instruments	Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,952	17,952
		Preferred LLC Interest (1,000,000 units)		640	1,357
Restaurant Technologies,	Food Services	Senior Debt (17.6%, Due 2/12)(1)	39,824	39,567	39,567
Inc.		Common Stock (47,512 shares)		352	51
		Warrants to purchase Common Stock (expire 6/14)		—	149
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (15.5%, Due 8/11)(1)(8)	26,559	25,964	24,730
Summit Business Media Intermediate Holding Company, LLC(6)	Information Services	Subordinated Debt (15.0%, Due 7/14)(1)(7)	6,647	5,996	896
Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (7.2%, Due 10/12)(1)	20,000	19,876	17,989
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	7
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (17.0%, Due 11/14)(1)	14,662	14,662	14,662
ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08)(7)	1,274	993	3
VOX Communications	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,483	10,463	6,025
Group Holdings, LLC(2)(6)		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,170	1,414	—
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
WebMediaBrands Inc.(6)(13)	Information Services	Common Stock (148,373 shares)		2,115	131
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (2.5%, Due 2/14)(1)	3,890	3,908	3,354
Xpressdocs Holdings,	Business Services	Senior Debt (11.5%, Due 4/12-4/13)(1)(8)	20,208	20,055	19,630
Inc.(2)		Series A Preferred Stock (161,870 shares)		500	—
Total Non-Affiliate Investments (represents 53.9% of total investments at fair value)				560,347	531,974
Total Investments				$1,154,924	$986,346

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments
December 31, 2009
(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	10.0%	11/10	$16,000	$—	$(426)
	Interest Rate Swap—Pay Fixed/Receive Floating	14.0%	11/10	8,000	—	(213)
	Interest Rate Swap—Pay Fixed/Receive Floating	13.0%	08/11	12,500	—	(245)
	Interest Rate Swap—Pay Fixed/Receive Floating	9.0%	08/11	8,681	—	(170)
Total Interest Rate Swaps				$45,181	$—	$(1,054)

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments
December 31, 2008
(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband	Cable	Subordinated Debt (14.0%, Due 3/14-12/14)(1)	$13,727	$13,619	$13,619
LLC(2)		Preferred Units (10.0%, 17,100 units)(1)		18,960	25,992
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks	Communications-	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,666
Holdings, Inc.(6)	CLEC	Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,659
		Class A Common Stock (4,698,987 shares)		—	—
Cleartel Communications,	Communications-	Subordinated Debt (11.2%, Due 5/09-3/11)(7)	41,172	36,047	—
Inc.(2)(6)(16)	CLEC	Series B Preferred Stock (8.0%, 57,862 shares)		50,612	—
		Common Stock (744,777 shares)		62,125	—
		Guaranty ($5,000)
Coastal Sunbelt,	Food Services	Senior Debt (8.4%, Due 1/12-7/12)(1)	22,246	22,127	22,127
LLC(2)(18)		Subordinated Debt (14.8%, Due 1/13)(1)	8,223	8,115	8,115
		Preferred LLC Interest (12.0%, 123,250 units)		14,597	14,648
		Warrants to purchase Class B Common Stock		—	—
Crystal Media Network, LLC(6)(5)	Broadcasting	LLC Interest		2,447	2,556
GMC Television	Broadcasting	Senior Debt (9.2%, Due 4/12-6/12)(1)(7)	23,712	22,520	22,520
Broadcasting, LLC(2)(6)(19)		Subordinated Debt (14.0%, Due 6/13)(1)(7)	8,000	7,076	5,465
		Class B Voting Units (8.0%, 86,700 units)		9,071	—
Intran Media, LLC	Other Media	Senior Debt (10.7%, Due 12/11)(1)	9,000	8,888	8,888
		Series A Preferred Units (10.0%, 86,000 units)		9,095	1,956
		Series B Preferred Units (10.0%, 30,000 units)		3,000	1,096
Jet Plastica Investors,	Plastic Products	Subordinated Debt A (14.8%, Due 3/13)(1)	16,377	16,124	16,124
LLC(2)		Subordinated Debt B (15.0%, Due 3/13)(1)	17,050	17,050	13,823
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—
JetBroadband Holdings,	Cable	Subordinated Unsecured Debt (14.8%, Due 8/15-2/16)	26,911	25,577	25,577
LLC(2)		Preferred Units (10.0%, 133,204 units)		18,470	16,562
LMS Intellibound	Logistics	Senior Debt (7.5%, Due 8/12)(1)	11,328	11,223	11,223
Investors, LLC(2)		Subordinated Debt (15.0%, Due 11/12)(1)	17,000	16,882	16,882
		Preferred Units (12.0%, 19,650 units)		23,780	38,845
		Warrants to purchase Class B Common Stock		—	—
MTP Holding, LLC(6)	Communications-Other	Common LLC Interest (79,171 units)		3	28
National Product	Business	Senior Debt A1 (5.5%, Due 6/09)	4,528	3,693	3,693
Services, Inc.(2)(5)(17)	Services	Senior Debt A2 and A3 (10.8%, Due 6/09)	9,358	6,528	5,799
		Subordinated Debt (16.0%, Due 6/09)(7)	16,010	12,305	—
		Common Stock (995,428 shares)		—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,192	16,192
		Preferred LLC Interest (10.0%, 120,000 units)		13,324	11,597
		Letter of Credit ($97)
PremierGarage	Home Furnishings	Senior Debt (9.7%, Due 6/10-12/10)(1)	8,782	8,702	7,832
Holdings, LLC(2)(5)		Preferred LLC Units (8.0%, 445 units)		4,971	—
		Common LLC Units (356 units)		—	—
RadioPharmacy	Healthcare	Senior Debt (8.1%, Due 12/10)(1)	8,500	8,469	8,469
Investors, LLC(2)		Subordinated Debt (15.0%, Due 12/11)(1)	9,837	9,793	9,793
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	3,479
Superior Industries	Sporting Goods	Subordinated Debt (14.0%, Due 3/13)(1)	18,033	17,920	17,920
Investors, LLC(2)		Preferred Units (8.0%, 125,400 units)		14,978	18,611

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments
December 31, 2008
(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
TNR Holdings	Entertainment	Senior Debt (12.0%, Due 7/13)(7)	$2,104	$1,708	$1,708
Corp.(2)(6)(15)		Series A Preferred Stock (8.0%, 43,264 shares)		28,770	25,682
		Legacy Series A Preferred Stock (12.5%, 585,939 shares)		15,000	—
		Legacy Common Stock (1,806 shares)		3,000	—
		Warrants to purchase Common Stock (expire 7/18)		—	—
		Warrants to purchase Legacy Common Stock (expire 9/17)		—	—
Total Sleep Holdings,	Healthcare	Subordinated Debt (15.0%, Due 9/11-3/12)	32,429	29,579	26,540
Inc.(2)		Unsecured Note (0.0%, Due 6/11)	375	327	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Common Stock (4,046,875 shares)		1,000	—
WMAC II, Inc.(6)	Publishing	Guaranty ($833)
Total Control Investments (represents 46.7% of total investments at fair value)				819,076	562,686
Affiliate Investments(3):
Advanced Sleep	Home Furnishings	Senior Debt (13.9%, Due 10/11)(1)	6,195	6,023	5,629
Concepts, Inc.(2)		Subordinated Debt (16.0%, Due 4/12)(1)	4,922	4,791	4,426
		Series A Preferred Stock (20.0%, 49 shares)		298	—
		Common Stock (423 shares)		525	—
		Warrants to purchase Common Stock (expire 10/16)		348	—
Cherry Hill Holdings, Inc.(2)(6)	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	878
Stratford School	Education	Senior Debt (6.8%, Due 7/11-9/11)(1)	3,700	3,634	3,634
Holdings, Inc.(2)		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,683	6,683
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		120	12,842
		Warrants to purchase Common Stock (expire 5/15)(1)		67	3,903
Sunshine Media	Publishing	Common Stock (145 shares)		581	—
Delaware, LLC(2)(6)		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—
Velocity Technology	Business Services	Senior Debt (8.0%, Due 12/12)(1)	16,817	16,705	16,204
Enterprises, Inc.(2)(21)		Series A Preferred Stock (1,506,602 shares)		1,500	1,500
XFone, Inc.(6)	Communications-	Common Stock (837,556 shares)		2,395	419
	Other	Warrants to purchase Common Stock (expire 3/11)		—	8
Total Affiliate Investments (represents 4.7% of total investments at fair value)				45,141	56,126

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments
December 31, 2008
(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands	Consumer Products	Senior Debt (8.2%, Due 6/12)(1)	$20,000	$19,882	$18,942
International, lnc.(2)		Subordinated Debt (15.0%, Due 9/12)(1)(7)	13,822	13,071	3,913
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		332	—
Allen’s T.V. Cable	Cable	Senior Debt (8.2%, Due 12/12)(1)	7,430	7,394	7,351
Service, Inc.		Subordinated Debt (10.5%, Due 12/12)(1)	2,349	2,288	2,214
		Warrants to purchase Common Stock (expire 11/15)		—	30
Amerifit Nutrition, Inc.(2)(20)	Healthcare	Senior Debt (11.4%, Due 3/10)(1)	3,634	3,600	3,600
B & H Education, Inc.	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,490	2,000
BLI Holdings, Inc.(2)(22)	Drugs	Senior Debt (11.3%, Due 1/09)(1)	11,333	11,234	11,234
CEI Holdings Inc.	Cosmetics	Senior Debt (6.3%, Due 3/14)(1)	3,918	3,927	1,674
Cervalis LLC	Business Services	Senior Debt (7.3%, Due 3/12)(1)	19,625	19,525	19,034
Coastal Sunbelt Real	Real Estate	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,124	2,111	2,111
Estate, Inc.	Investments	Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,507	3,080
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (9.7%, Due 7/12-10/12)(1)	8,776	8,704	8,704
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (10.5%, Due 12/13)(1)	20,000	19,858	17,348
CWP/RMK Acquisition	Home Furnishings	Senior Debt (9.6%, Due 6/11)(1)	6,005	5,971	5,104
Corp.(2)		Subordinated Debt (14.1%, Due 12/12)(1)(7)	11,929	10,198	3,489
		Common Stock (500 shares)		500	—
Cyrus Networks, LLC	Business Services	Senior Debt (5.8%, Due 7/13)(1)	5,441	5,408	4,915
		Subordinated Debt (9.1%, Due 1/14)(1)	6,066	6,057	5,110
Dayton Parts Holdings,	Auto Parts	Subordinated Debt (6.5%, Due 6/11)(1)	21,500	21,380	21,380
LLC(2)		Preferred LLC Interest (10.0%, 16,470 units)		589	589
		Class A Common LLC Interest (8.0%, 10,980 units)		400	338
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	8,534	8,455	8,455
Equibrand Holding	Leisure Activities	Senior Debt (11.1%, Due 9/10)(1)	4,640	4,604	4,604
Corporation(2)		Subordinated Debt (16.0%, Due 3/11)(1)	9,248	9,212	9,212
Flexsol Packaging Corp.(6)	Plastic Products	Subordinated Debt (14.3%, Due 12/12)(1)(7)	3,081	3,058	1,133
G&L Investment	Insurance	Subordinated Debt (9.7%, Due 5/14)(1)	17,500	16,912	15,164
Holdings, LLC(2)		Series A Preferred Shares (14.0%, 5,000,000 shares)		5,810	5,810
		Class C Shares (621,907 shares)		529	284
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	435
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	8,775	8,682	8,355
		Subordinated Debt (14.0%, Due 8/13)(1)	7,809	7,767	7,767
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	1,965
Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,991	667
Jenzabar, Inc.(23)	Technology	Senior Preferred Stock (11.0%, 5,000 shares)		7,475	7,475
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)		422	27,407
Jupitermedia Corporation(6)(13)	Information Services	Common Stock (148,373 shares)		2,114	56
Legacy Cabinets, Inc.	Home Furnishings	Subordinated Debt (9.8%, Due 8/13)(1)	2,328	2,313	752
Marietta Intermediate Holding Corporation(6)	Cosmetics	Subordinated Debt (12.0%, Due 12/11)(1)(7)	2,262	2,028	—
Maverick Healthcare	Healthcare	Subordinated Debt (13.5%, Due 4/14)(1)	12,596	12,493	12,494
Equity, LLC		Preferred Units (10.0%, 1,250,000 units)		1,403	1,403
		Class A Common Units (1,250,000 units)		—	138
MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	31,446	31,280	31,280
		Class A LLC Interest (4,712,042 units)		3,000	8,305

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

Consolidated Schedule of Investments
December 31, 2008
(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Metropolitan	Communications-	Senior Debt (10.8%, Due 6/10-9/10) (1)	$23,769	$23,530	$23,530
Telecommunications Holding Company(2)	CLEC	Warrants to purchase Common Stock (expire 9/13)		1,843	9,655
Miles Media Group, LLC(2)	Publishing	Senior Debt (12.5%, Due 6/13) (1)	18,274	17,913	17,395
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,921	19,697	19,189
		Subordinated Debt (15.0%, Due 9/14)(1)	21,284	21,211	21,211
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	900
New Century Companies, Inc.(6)	Industrial Equipment	Warrants to purchase Common Stock (expire 6/10)		—	—
New England Precision	Industrial Products	Senior Debt (11.1%, Due 10/13)(1)	25,685	25,464	25,033
Grinding Holdings, LLC(11)		Common Units (1,000,000 units)		1,000	1,213
PartMiner, Inc.(2)	Information Services	Senior Debt (8.7%, Due 6/09)(1)	854	846	846
Philadelphia Newspapers, LLC(6)(12)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,070	—
Powercom Corporation(14)	Communications-	Senior Debt (11.5%, Due 6/11)	1,357	1,357	1,279
	CLEC	Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical	Laboratory	Senior Debt (7.5%, Due 5/11)(1)	15,500	15,438	15,438
Holdings, LLC (2)	Instruments	Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,911	17,911
		Preferred LLC Interest (1,000,000 units)		557	1,704
Restaurant Technologies,	Food Services	Senior Debt (16.6%, Due 2/12)(1)	37,197	36,929	36,929
Inc.		Series B Preferred Stock (499 shares)		15	19
		Series A-4 Convertible Preferred Stock (7,813 shares)		336	97
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (11.5%, Due 8/12)(1)	25,800	25,664	24,793
Summit Business Media Intermediate Holding Company, LLC	Information Services	Subordinated Debt (7.5%, Due 7/14)(1)	6,000	5,995	4,261
Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (9.2%, Due 10/12)(1)	20,000	19,831	16,920
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	9
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (15.5%, Due 11/14)(1)	14,238	14,238	14,238
ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08) (7)	1,230	998	28
VOX Communications	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)	11,312	10,725	10,674
Group Holdings, LLC(2)		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17) (7)	1,856	1,415	393
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (3.7%, Due 2/14)(1)	3,930	3,951	2,576
Xpressdocs Holdings,	Business Services	Senior Debt (8.9%, Due 7/11-12/11)(1)	15,168	15,091	14,550
Inc.(2)		Subordinated Debt (16.0%, Due 7/12)(1)	6,390	6,355	6,238
		Series A Preferred Stock (161,870 shares)		501	170
Total Non-Affiliate Investments (represents 48.6% of total investments at fair value)				605,906	584,336
Total Investments				$1,470,123	$1,203,148

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

(2)	Includes securities issued by one or more of the portfolio company’s affiliates.

(3)	Affiliate investments represent companies in which we own at least 5%, but not more than 25% of the portfolio company’s voting securities.

(4)	Control investments represent companies in which we own more than 25% of the portfolio company’s voting securities.

(5)	Represents a non-majority-owned control portfolio company of which we own at least 25%, but not more than 50% of the portfolio company’s voting securities.

(6)	Portfolio company is non-income producing at period-end.

(7)	Loan or debt security is on non-accrual status.

(8)
During the quarter ended December 31, 2009, we did not recognize paid-in-kind interest or accretion income because the fair value of our investment was below its cost basis.  However, we continue to accrue interest that is receivable in cash from the portfolio company.

(9)
Interest rates represent the weighted-average annual stated interest rate on loans and debt securities, presented by nature of indebtedness for a single issuer.  The maturity dates represent the earliest and the latest maturity dates.  Rates on preferred stock and preferred LLC interests, where applicable, represent the contractual rate.

(10)	On April 29, 2008, Home Interiors & Gifts, Inc. filed for Chapter 11 bankruptcy protection.

(11)	On January 14, 2009, New England Precision Grinding Holdings, LLC changed its name to Tegra Medical Holdings, LLC.

(12)	On February 22, 2009, Philadelphia Newspapers, LLC filed for Chapter 11 bankruptcy protection.

(13)	On February 24, 2009, Jupitermedia Corporation changed its name to WebMediaBrands Inc.

(14)
On February 28, 2009, this obligation and all of the assets of Powercom Corporation (other than its accounts receivable), were transferred to Lambeau Telecom Company, LLC, an affiliate of BCN Telecom, Inc., or BCN, in satisfaction of certain subordinated liabilities of Powercom Corporation owed to BCN.

(15)
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

(16)
On August 25, 2009, Birch Communications, Inc. acquired substantially all of the operating assets of Cleartel Communications, Inc., or Cleartel, an MCG control investment.  The cash portion of the purchase price was used primarily to pay off third-party senior debt under Cleartel’s senior credit facility with Textron Financial Corporation and its equipment leasing facility with Relational, LLC.  On the closing date of the sale, Cleartel entered into a Transition Services Agreement, or TSA with Birch to provide certain services necessary to effect an orderly transition of the business from Cleartel to Birch.  On December 15, 2009, we transferred all of the remaining assets of Cleartel to a liquidating trust and realized a loss on our investment and reversed an offsetting unrealized loss that we had recognized in previous periods.

(17)	On July 22, 2009, we recapitalized our investment in National Product Services, Inc. through a series of related debt and equity transactions. MCG’s new investment is in NPS Holdings Group, LLC.

(18)
On August 13, 2009, we sold our equity investment in Coastal Sunbelt Holdings, Inc., or Coastal, a subsidiary of Coastal Sunbelt, LLC, for $15.2 million to Coastal’s management team and MSouth Equity Partners, LP, which resulted in the reclassification of our investment in Coastal from a control investment to a non-affiliate investment beginning in the quarter ended September 30, 2009.

(19)
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

(20)	On February 12, 2010, Amerifit Nutrition, Inc. senior debt was repaid in full.

(21)	On February 19, 2010, Velocity Technology Enterprises, Inc. senior debt was repaid in full.

(22)	On February 24, 2010, BLI Holdings, Inc. senior debt was repaid in full.

(23)	On February 24, 2010, we exercised 100,000 of our Warrants in Jenzabar, Inc. for an aggregate exercise price of $1,000.

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

Small Business Investment Subsidiaries—We own Solutions Capital I, L.P., a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, which operates as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act.  In connection with the formation of Solutions Capital I, L.P., MCG also established another wholly owned subsidiary, Solutions Capital G.P., LLC, to act as the general partner of Solutions Capital I, L.P., while MCG is the sole limited partner.

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

The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries:  Solutions Capital I, L.P.; Solutions Capital G.P., LLC and MCG’s special-purpose financing subsidiaries:  MCG Finance V, LLC; MCG Finance VII, LLC and MCG Finance VIII, LLC.

Basis of Presentation and Use of Estimates

These financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended.  We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature.  We eliminated all significant intercompany balances.  In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest.  Certain prior period information has been reclassified to conform to current year presentation, including the presentation of our Consolidated Statement of Cash Flows for which we combined the investing and operating sections of this statement beginning in 2008.  Further, in connection with the preparation of these Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date of December 31, 2009 through the date these financial statements were issued.

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

Note 2—Significant Accounting Policies, certain Risks and Uncertainties and New Accounting Pronouncements

Significant Accounting Policies

Income Recognition

We follow the policies described below to recognize income on our Consolidated Statements of Operations:

•
Interest Income—We accrue interest income if we expect that ultimately we will be able to collect it.  Generally, when a loan becomes more than 90 days past due, or if we otherwise believe the customer is unable to service its debt and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or due to a restructuring such that the interest income is deemed to be collectible.  However, we remain contractually entitled to this interest.  We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

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

We carry our investments at fair value in accordance with the 1940 Act and Accounting Standard Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820.  We base the fair value of portfolio investments on market prices when market quotations are readily available.  As required by the 1940 Act, the fair value of all other investments is determined in good faith by our board of directors.  Typically, there are no readily available market values for the majority of investments in our portfolio.  As a result, over 99% of the fair value of our investment portfolio is determined in good faith by our board of directors.  We determine fair values using various valuation models that estimate the underlying value of the associated entity, taking into consideration our ownership share, as well as any discounts for transfer restrictions or other terms that impact the value.  No single standard exists for determining fair value in good faith.  Therefore, our board of directors applies judgment to specific facts and circumstances about each investment in our portfolio pursuant to our valuation policy and accounting principles generally accepted in the United States.

ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value.  ASC 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

Each quarter, we record the difference between the carrying value of our investments and the fair values determined by the board of directors as unrealized (depreciation) appreciation on investments on our Consolidated Statements of Operations.  Upon the ultimate disposition of an asset in our portfolio, we reverse any previously recorded unrealized (depreciation) appreciation and realize a (loss) gain on investment that reflects the difference between the carrying cost of the investment and the net proceeds from the sale.  See Note 4—Fair Value Measurement for additional information about the methodologies that the board of directors uses to determine the fair value of our investments, as well as our application of ASC 820.

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

Borrowing Facilities

As described more fully in Note 6—Borrowings, we borrow funds from various lenders through unsecured credit facilities, private placements, warehouse loan facilities and the SBA.  In addition, we have bankruptcy-remote, special-purpose entities that issued debt collateralized by pools of loans that we transfer to the entity.  To date, we have recorded our obligation to repay all our borrowings at cost on our Consolidated Balance Sheets.  In the future, however, as we enter into new borrowing facilities or make significant modifications to existing facilities, we may consider reporting those facilities using the fair value option as allowed under ASC Topic 825—Financial Instruments.  We account for loans transferred to our bankruptcy remote, special-purpose entities for use in securitization transactions in accordance with ASC Topic 860—Transfers and Servicing, or ASC 860.  As of December 31, 2009, we reported $557.8 million of borrowings at cost on our Consolidated Balance Sheet.  We estimate that the fair value of these borrowings as of December 31, 2008 was approximately $486.4 million, based on market data and current interest rates.

Debt issuance costs represent fees and other direct incremental costs incurred in connection with our borrowings.  We amortize these costs ratably over the contractual term of the borrowing using the effective interest method and include this amortization in interest expense on our Consolidated Statements of Operations.

From time-to-time, we may repurchase certain debt instruments issued by one of our bankruptcy-remote special-purpose entities from third parties at a negotiated price that may be different than the principal amount of the debt.  In accordance with ASC 470—Debt, we treat these repurchases as if the debt were extinguished and report the difference between the reacquisition price and the net carrying amount of the extinguished debt as a gain on extinguishment of debt on our Consolidated Statements of Operations.

Goodwill

We account for goodwill in accordance with ASC 350—Intangibles—Goodwill and Other, or ASC 350.  Based on the results of our impairment testing in December 2008, we concluded that our goodwill was fully impaired.  In accordance with ASC 350, we wrote off this goodwill and reported the $3.9 million impairment on a separate line item titled “Goodwill impairment” on our Consolidated Statement of Operations for 2008.  The balance of our goodwill was zero as of December 31, 2009 and 2008.

Share-based Compensation

We recognize share-based compensation in accordance with ASC Topic 718—Compensation—Stock Compensation, or ASC 718.  In accordance with ASC 718, we recognize compensation cost related to share-based awards for which forfeiture provisions are expected to lapse over the requisite service period.

Income Taxes

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders.  We have distributed and intend to distribute sufficient dividends to eliminate taxable income.  We may also be subject to federal excise tax if we do not distribute at least 98% of our investment company taxable income and 98% of our capital gain net income in any calendar year.

We have certain wholly owned Taxable Subsidiaries, each of which holds one or more portfolio investments listed on our Consolidated Schedule of Investments.  The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as LLCs or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income.  Absent the Taxable Subsidiaries, a portion of the gross income of any LLC or other pass-through entity portfolio investment would flow through directly to us for the 90% test.  To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes.  The income of the LLCs or other pass-through entities owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages.  We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies.  We reflect any such income tax expense on our Consolidated Statement of Operations.  For additional information about our Taxable Subsidiaries and the determination of our income taxes, see Note 11—Income Taxes and Note 13—Commitments and Contingencies.

(Loss) Earnings Per Share

We determine basic and diluted (loss) earnings per weighted-average common share in accordance with ASC Topic 260—Earnings per Share, or ASC 260.  We compute basic (loss) earnings per share by dividing net (loss) income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.  We compute diluted (loss) earnings per share by dividing such net (loss) income by the sum of the weighted-average number of shares outstanding for the period and the dilutive impact of restricted stock for which forfeiture provisions have not lapsed.  We include unvested share-based awards that contain non-forfeitable rights in the computation of basic and diluted (loss) earnings per share pursuant to the two-class method.

Certain Risks and Uncertainties

Economic conditions during 2008 and 2009, which include market dislocations, resulted in a significant decline in the availability of debt and equity capital.  Generally, the limited amount of available debt financing in the overall capital markets has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available in the past.  In addition, during 2009, the price of our common stock traded well below our net asset value, thereby making it undesirable to issue additional shares of our common stock.  Because of these challenges, our strategies shifted during 2008 from originating debt and equity investments, to deleveraging our balance sheet, preserving liquidity necessary to meet our operational needs and servicing our borrowing obligations.  Key initiatives that we undertook beginning in 2008 to provide necessary liquidity include: monetizations; the suspension of dividends; the repurchase of debt at significant discounts; the renegotiation of our debt agreements, which was completed in February 2009; and the implementation of a corporate restructuring.  During a subsequent strategic review conducted during the third quarter of 2009, we concluded that the implementation of these initiatives had resulted in sufficient improvement in our financial and liquidity metrics to allow us to once again begin to consider future investment opportunities.  Although there can be no assurance, we believe we have sufficient liquidity to meet our 2010 operating requirements, as well as liquidity for new origination opportunities.

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

Standard on Subsequent Events

In May 2009, FASB issued SFAS 165—Subsequent Events, which was subsequently included in ASC Topic 855—Subsequent Events, or ASC 855.  ASC 855 provided guidance on management’s assessment of subsequent events and required additional disclosure about the timing of this management assessment.  ASC 855 did not significantly change the accounting requirements for the reporting of subsequent events.  ASC 855 was effective for interim or annual financial periods ending after June 15, 2009 and we adopted this standard as of June 30, 2009.  Subsequently in February 2010, FASB issued Accounting Standard Update No. 2010-09—Amendments to Certain Recognition and Disclosure Requirements.  The February update amends ASC 855, to essentially rescind certain disclosure requirements about the timing of management’s assessment of subsequent events for publicly traded companies.  The update was effective upon issuance.  We adopted this update beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Our adoption of ASC 855, and the subsequent update thereto, did not affect our financial position or results of operations.

Fair Value Measurements

FASB set forth most of the accounting guidance associated with the measurement and disclosure of fair value in ASC 820.  Prior to its adoption of the new codification, FASB issued a number of standards that either affected the measurement and disclosure of fair value or provided additional guidance or clarification.  All such amendments have been incorporated into ASC 820, including the following:

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

In August 2009, FASB issued ASU No. 2009-05—Measuring Liabilities at Fair Value, or ASU 2009-05.  The August 2009 update provides clarification to ASC 820 for the valuation techniques required to measure the fair value of liabilities.  ASU 2009-05 also provides clarification around required inputs to the fair value measurement of a liability and definition of a Level 1 liability.  ASU 2009-05 was effective for interim and annual periods beginning after August 28, 2009.  We adopted this standard beginning with our financial statements ending December 31, 2009.  Our adoption of this standard did not affect our financial position or results of operations.

In January 2010, FASB issued Accounting Standard Update No. 2010-06—Improving Disclosures about Fair Value Measurements, or ASU 2010-06.  The January 2010 update amends ASC 820 to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010.  We expect to adopt this standard beginning with our financial statements ending March 31, 2010.  We do not anticipate that our adoption of this standard will have a material effect on our financial position and results of operations.

Accounting for transfers of financial assets

In June 2009, FASB issued SFAS 166—Accounting for Transfers of Financial Assets.  This statement amended SFAS 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was subsequently incorporated into ASC 860.  The June 2009 guidance removed the concept of a qualifying special-purpose entity from ASC 860 and established specific conditions for reporting the transfer of a portion of a financial asset as a sale.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and early application is prohibited.  We will adopt this standard as of January 1, 2010.  We are still evaluating the impact that our adoption of this standard will have on our financial position and results of operations.

Income Taxes

In September 2009, FASB issued ASU 2009-06—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, or ASU 2009-06.  This update did not change existing GAAP or the disclosure requirements for public companies.  It does, however, provide implementation guidance for ASC 740—Income Taxes, or ASC 740.  ASU 2009-06 is effective for interim and annual periods ending after September 15, 2009. We adopted this standard as of September 30, 2009.  Our adoption of this standard did not affect our financial position or results of operations.

Consolidation

In February 2010, FASB issued ASU No. 2010-10—Amendments for Certain Investment Funds, or ASU 2010-10.  The February 2010 update amends ASC 810—Consolidations, formerly SFAS 167, to defer the effective date of FAS 167 for certain investment funds.  However, the deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity.  The February 2010 update defers the effective date of SFAS 167 indefinitely for certain investment funds, including those companies subject to the 1940 Act.

Two-Class Method of Presenting Earnings Per Share

In June 2008, FASB issued FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, which was subsequently incorporated into ASC 260.  The June 2008 guidance requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method.  In effect, this standard requires companies to report basic and diluted earnings per share in two broad categories.  First, companies must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable dividend rights.  Second, companies must report separately basic and diluted earnings per share for their remaining common stock.  This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  We adopted this standard beginning with our financial statements ended March 31, 2009.  As required, we applied this standard retroactively to all reported periods.  Our adoption of this standard did not have a material impact on our financial position or results of operations.  See Note 12—(Loss) Earnings Per Share for additional information about our adoption of this standard.

Note 3—Investment Portfolio

The following table summarizes the composition of our investment portfolio at cost:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments
Senior secured debt	$406,182	35.2%	$445,392	30.3%
Subordinated debt
Secured	323,575	28.0	439,440	29.9
Unsecured	38,436	3.3	34,500	2.3
Total debt investments	768,193	66.5	919,332	62.5
Equity investments
Preferred equity	365,418	31.6	463,333	31.5
Common/common equivalents equity	21,313	1.9	87,458	6.0
Total equity investments	386,731	33.5	550,791	37.5
Total investments	$1,154,924	100.0%	$1,470,123	100.0%

The following table summarizes the composition of our investment portfolio at fair value:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$379,457	38.5%	$428,817	35.7%
Subordinated debt
Secured	275,398	27.9	351,425	29.2
Unsecured	30,618	3.1	28,081	2.3
Total debt investments	685,473	69.5	808,323	67.2
Equity investments
Preferred equity	257,984	26.2	339,576	28.2
Common/common equivalents equity	42,889	4.3	55,249	4.6
Total equity investments	300,873	30.5	394,825	32.8
Total investments	$986,346	100.0%	$1,203,148	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 17.6%, a portion of which may be deferred.  As of December 31, 2009, approximately 55.6% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 44.4% of the fair value of our loan portfolio was at fixed rates.  As of December 31, 2009, approximately 39.4% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%.  At origination, our loans generally have four- to eight-year stated maturities.  Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the cost of loans more than 90 days past due and loans on non-accrual status:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$22,377	2.91%	$10,060	1.10%
Not on non-accrual status	—	—	—	—
Total loans greater than 90 days past due	$22,377	2.91%	$10,060	1.10%
Loans on non-accrual status
0 to 90 days past due	$60,629	7.89%	$109,424	11.90%
Greater than 90 days past due	22,377	2.91	10,060	1.10
Total loans on non-accrual status	$83,006	10.80%	$119,484	13.00%

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$6,049	0.88%	$695	0.09%
Not on non-accrual status	—	—	—	—
Total loans greater than 90 days past due	$6,049	0.88%	$695	0.09%
Loans on non-accrual status
0 to 90 days past due	$19,575	2.86%	$38,619	4.77%
Greater than 90 days past due	6,049	0.88	695	0.09
Total loans on non-accrual status	$25,624	3.74%	$39,314	4.86%

The following table summarizes our investment portfolio by industry at cost:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$183,208	15.9%	$335,279	22.8%
Communications—other	20,872	1.8	23,227	1.6
Cable	126,059	10.9	115,824	7.9
Healthcare	136,645	11.8	133,706	9.1
Food services	70,187	6.1	82,119	5.6
Plastic products	97,197	8.4	84,484	5.7
Broadcasting	76,223	6.6	78,918	5.4
Electronics	42,583	3.7	41,959	2.9
Sporting goods	35,398	3.1	32,898	2.2
Business services	57,112	4.9	93,668	6.4
Laboratory instruments	34,073	3.0	33,906	2.3
Logistics	31,694	2.7	51,885	3.5
Publishing	38,545	3.3	39,416	2.7
Technology	7,539	0.7	8,995	0.6
Education	12,075	1.0	11,994	0.8
Insurance	24,217	2.1	23,251	1.6
Home furnishings	33,061	2.9	48,631	3.3
Consumer products	39,979	3.5	36,341	2.5
Leisure activities	14,186	1.2	13,816	0.9
Other media	21,021	1.8	20,983	1.4
Drugs	10,216	0.9	11,234	0.8
Auto parts	10,381	0.9	31,073	2.1
Information services	14,069	1.2	17,410	1.2
Entertainment	907	0.1	49,385	3.4
Industrial products	—	—	26,464	1.8
Other(a)	17,477	1.5	23,257	1.5
Total	$1,154,924	100.0%	$1,470,123	100.0%

(a)	No individual industry within this category exceeds 1%.

The following table summarizes our investment portfolio by industry at fair value:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC	$170,129	17.2%	$173,789	14.4%
Communications—other	18,020	1.8	17,403	1.5
Cable	128,386	13.0	119,134	9.9
Healthcare	100,278	10.2	123,589	10.3
Food services	70,035	7.1	81,935	6.8
Plastic products	57,449	5.8	45,317	3.8
Broadcasting	52,255	5.3	66,401	5.5
Electronics	42,082	4.3	42,018	3.5
Sporting goods	39,103	4.0	36,531	3.0
Business services	37,455	3.8	77,213	6.4
Laboratory instruments	34,790	3.5	35,054	2.9
Logistics	31,694	3.2	66,950	5.6
Publishing	31,093	3.2	34,743	2.9
Technology	27,595	2.8	35,980	3.0
Education	24,127	2.5	29,062	2.4
Insurance	22,815	2.3	21,258	1.8
Home furnishings	21,050	2.1	27,899	2.3
Consumer products	18,665	1.9	22,855	1.9
Leisure activities	14,186	1.4	13,816	1.2
Other media	10,415	1.1	11,940	1.0
Drugs	10,213	1.0	11,234	0.9
Auto parts	8,720	0.9	31,011	2.6
Information services	6,985	0.7	13,618	1.1
Entertainment	906	0.1	28,268	2.4
Industrial products	—	—	26,246	2.2
Other(a)	7,900	0.8	9,884	0.7
Total	$986,346	100.0%	$1,203,148	100.0%

(a)	No individual industry within this category exceeds 1%.

We manage our interest rate exposure and financing facility requirements on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities, and from time to time, may enter into interest rate swaps.  We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets.  We do not designate any of our interest rate swaps as hedges for accounting purposes.  Each quarter, we settle these interest rates swaps for cash.  During 2009 and 2008, we reported changes in the fair value of these interest rate swaps in net unrealized appreciation (depreciation) on investments on our Consolidated Statement of Operations.

As of December 31, 2009 and 2008, the notional amount of our interest rate swaps was $45.2 million and $24.0 million, respectively, and the fair value of these interest rate swaps included in our liabilities was $1.1 million and $1.0 million, respectively.  The following table summarizes our existing interest rate swaps with SunTrust Bank, as the counterparty, for which we pay fixed interest rates and receive floating interest rates as of December 31, 2009:

(dollars in thousands)			As of December 31, 2009			Year ended December 31, 2009
Date		Interest			Fair	Unrealized Appreciation
Entered	Expiring	Rate	Notional	Cost	Value	(Depreciation)
07/08	11/10	10.0%	$16,000	$—	$(426)	$223
07/08	11/10	14.0%	8,000	—	(213)	111
03/09	08/11	13.0%	12,500	—	(245)	(245)
03/09	08/11	9.0%	8,681	—	(170)	(170)
Total			$45,181	$—	$(1,054)	$(81)

Note 4—Fair Value Measurement

As of January 1, 2008, we adopted SFAS 157—Fair Value Measurements, which was subsequently included in ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value.  ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheet and by ASC 820 hierarchy:

	As of December 31, 2009
	Quoted Market Prices in Active Markets	Internal Models with Significant Observable Market Parameters	Internal Models with Significant Unobservable Market Parameters	Total Fair Value Reported in Consolidated
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Assets
Non-affiliate investments
Senior secured debt	$—	$3,353	$273,319	$276,672
Subordinated secured debt	—	—	183,684	183,684
Unsecured subordinated debt	—	—	2,179	2,179
Preferred equity	—	1,836	26,587	28,423
Common/common equivalents	131	—	40,885	41,016
Total non-affiliate investments	131	5,189	526,654	531,974
Affiliate investments
Senior secured debt	—	—	21,789	21,789
Subordinated secured debt	—	—	11,511	11,511
Preferred equity	—	—	9,242	9,242
Common/common equivalents	—	—	1,846	1,846
Total affiliate investments	—	—	44,388	44,388
Control investments
Senior secured debt	—	—	80,995	80,995
Subordinated secured debt	—	—	80,202	80,202
Unsecured subordinated debt	—	—	28,439	28,439
Preferred equity	—	—	220,320	220,320
Common/common equivalents	—	—	28	28
Total control investments	—	—	409,984	409,984
Total assets at fair value	$131	$5,189	$981,026	$986,346

Liabilities
Interest rate swaps(a)	—	(1,054)	—	(1,054)
Total liabilities at fair value	$—	$(1,054)	$—	$(1,054)

(a)
Represents interest rate swaps on loans used as collateral on a securitized borrowing facility.  The fair values of the interest rate swaps are included in other liabilities on our Consolidated Balance Sheets.  See Note 3—Investment Portfolio for additional information about these interest rate swaps.

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

•
Majority-Owned Control Investments—Majority-owned control investments comprise 41.2% of our investment portfolio.  Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value.  Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value.  Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company.  Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs.  Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment.  These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Majority-Owned Control Investments—Non-majority owned investments comprise 0.4% of our investment portfolio.  For our non-majority owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments.  For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates.  We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Non-Control Investments—Non-control investments comprise 58.4% of our investment portfolio.  Quoted prices are not available for 99.1% of our non-control investments, which represent 57.9% of our investment portfolio.  For our non-control equity investments, we use the same market and income approaches used to value our control investments.  For non-control debt investments, we estimate fair value using a market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates.  We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end.  However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities.  We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2).  As of December 31, 2009, these securities represented 0.5% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales.  Our valuation analyses consider key external data, such as market changes and industry valuation benchmarks.  We also use independent valuation firms to provide additional data points for our quarterly valuation analyses.  Our general practice is to obtain a valuation or review of valuation from an independent firm once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived from a sale of some or all of our investment in the portfolio company.  Independent valuation firms performed valuations or reviewed valuations of 41 portfolio companies over the last four quarters, representing $921.2 million, or 93.4%, of the fair value of our total portfolio investments and $292.0 million, or 97.0%, of the fair value of our equity portfolio investments.  In addition, the fair value of $51.8 million of our debt investments, representing 7.6% of the fair value of our debt portfolio and 5.2% of the fair value of our total portfolio, was derived from sales transactions involving the portfolio company.  In total, either we obtained a valuation or review from an independent firm or we considered recent sales transactions for 98.6% of the fair value of our investment portfolio as of December 31, 2009.

	As of December 31, 2009
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Valuations/reviews prepared by independent firms(a)
Fourth quarter 2009	$160,185	$171,419	$331,604	23.4%	57.0%	33.6%
Third quarter 2009	97,965	10,483	108,448	14.3	3.5	11.0
Second quarter 2009	135,567	13,307	148,874	19.8	4.4	15.1
First quarter 2009	235,551	96,758	332,309	34.3	32.1	33.7
Total valuations/reviews prepared by independent firms	629,268	291,967	921,235	91.8	97.0	93.4
Fair value derived from sales transaction
Third quarter 2009	51,768	—	51,768	7.6	—	5.2
Total derived from sales transaction	51,768	—	51,768	7.6	—	5.2
Not evaluated during the 12 months ended December 31, 2009	4,437	8,906	13,343	0.6	3.0	1.4
Total investment portfolio	$685,473	$300,873	$986,346	100.0%	100.0%	100.0%

(a)
Valuations/reviews prepared by independent firms more than one time during the year ended December 31, 2009 have that investment’s fair value reflected in the most recent quarter for which a valuation/review was prepared.

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

Changes in Level 3 Fair Value Measurements

We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement.  Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources.  Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors.  Additionally, we transfer investments in and out of Level 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.  During 2009, we transferred three broadly syndicated securities from Level 2 to Level 3 primarily due to inactivity in the observable prevailing bid and ask prices inputs resulting in the utilization of unobservable inputs in determining fair value.

The following table provides a reconciliation of fair value changes during the year ended December 31, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2008
Senior secured debt	$289,982	$25,467	$108,451	$423,900
Subordinated secured debt	210,902	11,109	128,281	350,292
Unsecured subordinated debt	2,504	—	25,577	28,081
Preferred equity	26,128	15,220	297,793	339,141
Common/common equivalents equity	48,279	3,903	2,584	54,766
Total fair value December 31, 2008	577,795	55,699	562,686	1,196,180
Realized/unrealized (loss) gain
Senior secured debt	(10,057)	569	(5,217)	(14,705)
Subordinated secured debt	(8,499)	176	(33,835)	(42,158)
Unsecured subordinated debt	(394)	—	(1,001)	(1,395)
Preferred equity	791	(6,098)	(16,792)	(22,099)
Common/common equivalents equity	(6,108)	(2,057)	(4,972)	(13,137)
Total realized/unrealized loss	(24,267)	(7,410)	(61,817)	(93,494)
Purchases, issuances and (settlements), net
Senior secured debt	(43,109)	(4,247)	10,412	(36,944)
Subordinated secured debt	(40,291)	226	10,746	(29,319)
Unsecured subordinated debt	69	—	3,863	3,932
Preferred equity	(332)	120	(60,536)	(60,748)
Common/common equivalents equity	(1,286)	—	2,416	1,130
Total purchases, issuances and (settlements), net	(84,949)	(3,901)	(33,099)	(121,949)
Transfers into (out of) Level 3
Senior secured debt	36,503	—	(32,651)	3,852
Subordinated secured debt	21,572	—	(24,990)	(3,418)
Preferred equity	—	—	(145)	(145)
Total transfers into (out of) Level 3	58,075	—	(57,786)	289
Fair value as of December 31, 2009
Senior secured debt	273,319	21,789	80,995	376,103
Subordinated secured debt	183,684	11,511	80,202	275,397
Unsecured subordinated debt	2,179	—	28,439	30,618
Preferred equity	26,587	9,242	220,320	256,149
Common/common equivalents equity	40,885	1,846	28	42,759
Total fair value as of December 31, 2009	$526,654	$44,388	$409,984	$981,026

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments for the year ended December 31, 2009.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(4,717)	$569	$(5,500)	$(9,648)
Subordinated secured debt	365	176	5,127	5,668
Unsecured subordinated debt	(394)	—	(1,001)	(1,395)
Preferred equity	791	(6,098)	51,971	46,664
Common/common equivalents equity	(6,108)	(2,057)	60,044	51,879
Total change in unrealized (depreciation) appreciation on Level 3 investments	$(10,063)	$(7,410)	$110,641	$93,168

The following table provides a reconciliation of fair value changes during the year ended December 31, 2008 for all investments for which we determine fair value using unobservable (Level 3) factors.
	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2007
Senior secured debt	$271,639	$52,293	$145,054	$468,986
Subordinated secured debt	333,351	11,302	174,004	518,657
Unsecured subordinated debt	7,955	—	24,232	32,187
Preferred equity	26,063	7,760	410,651	444,474
Common/common equivalents equity	50,174	3,549	6,729	60,452
Total fair value December 31, 2007	689,182	74,904	760,670	1,524,756
Realized/unrealized (loss) gain
Senior secured debt	(4,922)	(696)	(15,192)	(20,810)
Subordinated secured debt	(22,780)	(365)	(49,603)	(72,748)
Unsecured subordinated debt	(5,633)	—	(328)	(5,961)
Preferred equity	(13,130)	6,620	(139,521)	(146,031)
Common/common equivalents equity	4,088	487	1,420	5,995
Total realized/unrealized loss	(42,377)	6,046	(203,224)	(239,555)
Purchases, issuances and (settlements), net
Senior secured debt	23,265	(26,130)	(2,087)	(4,952)
Subordinated secured debt	(99,669)	172	16,317	(83,180)
Unsecured subordinated debt	182	—	1,673	1,855
Preferred equity	13,190	840	(5,098)	8,932
Common/common equivalents equity	(5,978)	(133)	(5,565)	(11,676)
Total purchases, issuances and (settlements), net	(69,010)	(25,251)	5,240	(89,021)
Transfers into (out of) Level 3
Senior secured debt	—	—	(19,324)	(19,324)
Subordinated secured debt	—	—	(12,437)	(12,437)
Preferred equity	5	—	31,761	31,766
Common/common equivalents equity	(5)	—	—	(5)
Total transfers into (out of) Level 3	—	—	—	—
Fair value as of December 31, 2008
Senior secured debt	289,982	25,467	108,451	423,900
Subordinated secured debt	210,902	11,109	128,281	350,292
Unsecured subordinated debt	2,504	—	25,577	28,081
Preferred equity	26,128	15,220	297,793	339,141
Common/common equivalents equity	48,279	3,903	2,584	54,766
Total fair value as of December 31, 2008	$577,795	$55,699	$562,686	$1,196,180

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments for the year ended December 31, 2008.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(4,922)	$(696)	$(6,931)	$(12,549)
Subordinated secured debt	(22,780)	(365)	(49,603)	(72,748)
Unsecured subordinated debt	(5,633)	—	(328)	(5,961)
Preferred equity	(13,245)	6,620	(140,521)	(147,146)
Common/common equivalents equity	(1,256)	487	8,748	7,979
Total change in unrealized (depreciation) appreciation on Level 3 investments	$(47,836)	$6,046	$(188,635)	$(230,425)

Note 5—Concentrations of Investment Risk

As of December 31, 2009, approximately 19.0% of the fair value of our investment portfolio was composed of investments in the communications industry.  The 19.0% included 17.2% invested in CLECs and 1.8% invested in other communications companies, including an international telecommunications service provider, a paging service and a telecommunications tower company.  As of December 31, 2008, approximately 15.9% of the fair value of our investment portfolio was composed of investments in the communications industry, including 14.4% invested in CLECs and 1.5% invested in other communications companies.  For the years ended December 31, 2009 and 2008, our portfolio companies in the communications industry contributed $4.4 million, or 4.4%, and $15.5 million, or 11.5%, respectively, of our total revenues.

Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment.  As of December 31, 2009 and 2008, the fair value of our investment in Broadview represented $138.8 million and $139.3 million, or 14.1% and 11.6%, respectively, of the fair value of our investment portfolio.  We did not accrete any dividends with respect to our investment in Broadview during the year ended December 31, 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for this investment and any additional accretion of dividends would not be supportable or appropriate under our valuation polices. However, during the year ended December 31, 2008, our investment in Broadview contributed $8.0 million, or 5.9%, of our total revenues.  Currently, we do not expect to accrete any further dividends on our Broadview investment.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries.  The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the year ended
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Communications	$188,149	19.0%	$191,192	15.9%	$4,391	4.4%	$15,539	11.5%
Cable	128,386	13.0	119,134	9.9	11,036	11.1	10,512	7.8
Healthcare	100,278	10.2	123,589	10.3	11,593	11.6	15,230	11.3
Food services	70,035	7.1	81,935	6.8	11,553	11.6	11,004	8.1

Note 6—Borrowings

As of December 31, 2009, we reported $557.8 million of borrowings on our Consolidated Balance Sheet at cost.  We estimate that the fair value of these borrowings as of December 31, 2009 was approximately $486.4 million, based on market data and current interest rates.  The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the Small Business Investment Act of 1958, as amended.

		December 31, 2009		December 31, 2008
(dollars in thousands)	Maturity Date	Potential Maximum Borrowing	Amount Outstanding	Potential Maximum Borrowing	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$34,307	$34,307	$50,000	$50,000
Series 2007-A	October 2012	17,154	17,154	25,000	25,000
Commercial Loan Funding Trust
Class A Variable Funding Certificate	August 2011(a)	170,694	158,907	218,750	162,219
Class B Variable Funding Certificate	August 2011(a)	—	—	31,250	24,950
Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	40,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	37,380
Unsecured Revolving Line of Credit(d)	May 2009	—	—	70,000	44,500
SBIC (Maximum borrowing potential)(e)	(f)	130,000	27,600	130,000	2,600
Total borrowings		$744,655	$557,848	$917,500	$636,649

(a)
Renewable each February at the lender’s discretion.  The lender provided this renewal in February 2010.  In conjunction with this renewal, the legal final maturity date became August 2012.  See Note 16—Subsequent Events for additional information about this renewal.  In February 2009 the Class B advances were retired.

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

(e)
As of December 31, 2009, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC.  To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of December 31, 2009.  Based on our funded capital, Solutions Capital I, L.P., subject to the SBA’s approval, may borrow up to an additional $28.3 million to originate investments as of December 31, 2009.  To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $46.4 million.  In February 2009, the American Recovery and Reinvestment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million.

(f)
Currently, we may originate new borrowings through September 2012 at which time we can apply for a new commitment.  We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

Each of our credit facilities has certain collateral requirements and/or financial covenants.  The net worth covenant of our SunTrust Warehouse requires that we maintain a minimum stockholders’ equity of not less than $500.0 million, plus 50% of any equity raised after February 26, 2009.  Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%.  In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price.  If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt.  As of December 31, 2009, our ratio of total assets to total borrowings and other senior securities was 216%.  Because borrowings by our SBIC facility are exempt from the minimum BDC asset coverage requirement, we have $28.3 million of unused, previously funded borrowing capacity remaining in our SBIC subject to the SBA’s approval.

We fund all of our current debt facilities, except our Private Placement Notes through our bankruptcy remote, special-purpose, wholly owned subsidiaries.  Therefore, these subsidiaries’ assets may not be available to our creditors.  In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants.  We continue to service the portfolio investments that are used as collateral in our secured borrowing facilities.

The following table summarizes repayments of our borrowings based on the contractual principal collections of the outstanding loans that comprise the collateral, where applicable.  Actual repayments could differ significantly due to prepayments by our borrowers and modifications of our borrowers’ existing loan agreements.

	December 31, 2009
(in thousands)	Debt with Recourse	Debt without Recourse	Total
2010(a)	$—	$13,327	$13,327
2011	34,307	145,580	179,887
2012	—	—	—
2013	17,154	—	17,154
2014	—	—	—
Thereafter(b)	27,600	319,880	347,480
Total	$79,061	$478,787	$557,848

(a)
Certain of our borrowing facilities contain provisions that require that we apply a portion of the proceeds we receive from certain monetizations to paydown a portion of the outstanding balances.  The amounts payable in 2010 reflect the paydowns we were required to make in connection with monetizations that occurred through December 31, 2009.

(b)	Recourse on Solutions Capital I, L.P.’s outstanding debt is limited to MCG’s commitment of $65.0 million. As of December 31, 2009, we had $27.6 million of debt outstanding.

The following table summarizes our aggregate outstanding borrowings as of December 31, 2009 and December 31, 2008, by interest rate benchmark:

	December 31,
(in thousands)	2009	2008
Interest rate benchmark
LIBOR	$319,880	$371,880
Commercial paper rate	158,907	187,169
Fixed rate	79,061	77,600
Total borrowings	$557,848	$636,649

The following sections provide additional detail about each of our borrowing facilities.

Private Placement Notes

In October 2005, we issued $50.0 million of Series 2005-A unsecured notes, at a fixed-interest rate of 6.73% per annum.  In October 2007, we issued an additional $25.0 million of Series 2007-A unsecured notes at a fixed-interest rate of 6.71% per annum.  Both of these tranches, or the Private Placement Notes, are five-year notes that require semi-annual interest payments.

In February 2009, the Private Placement Notes were amended.  In connection with these amendments, we and the holders of the Private Placement Notes agreed to a number of modifications to the terms of the notes, including certain financial covenants.  The minimum asset coverage ratio that we are required to maintain was reduced from 200% to 180% effective as of December 31, 2008.  The minimum consolidated stockholders’ equity requirement was reduced from $642.9 million prior to December 31, 2008 to $500.0 million effective as of and after December 31, 2008.  The cross-default provisions were modified so that defaults of indebtedness by certain direct and indirect subsidiaries, including Solutions Capital I, L.P. and the special purpose subsidiaries relating to our Commercial Loan Trust 2006-1, or the 2006-1 Trust, and to our warehouse financing facility, or the SunTrust Warehouse, would not constitute defaults under the Private Placement Notes, as long as we (the parent company) or any other subsidiary that is not a non-recourse financing subsidiary are not liable for the repayment of such indebtedness.  The interest rate for the Series 2005-A unsecured notes, increased from 6.73% to 8.98% and the interest rate for the Series 2007-A unsecured notes, increased from 6.71% to 8.96%.

The amendments also require us to offer to repurchase the Private Placement Notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased.  In addition, we agreed to limit the amount of debt from the 2006-1 Trust and our common stock that we may repurchase.  For every $5.0 million of Private Placement Notes we offer to purchase after February 26, 2009, we may repurchase $2.5 million of debt from the 2006-1 Trust.  Once we have offered to purchase $35.0 million of Private Placement Notes, we may also repurchase $1.0 million of shares of our common stock for every $5.0 million increment of Private Placement Notes offered to be repurchased after February 26, 2009, provided that the amount of permitted debt repurchases under the 2006-1 Trust shall be reduced by the amount of any of our common stock repurchases made.  We paid to the holders of the Private Placement Notes an amendment fee of $375,000, or 0.50%.

Prior to the May 2009 repayment of our revolving line of credit, we were required to use 60% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the Private Placement Notes and the revolving line of credit on a pro rata basis, based on then-outstanding amounts.  After such repayment, of our revolving line of credit, we agreed to direct 40% of such net monetization proceeds from unencumbered asset sales as, and when, such sales occur to the repurchase of the Private Placement Notes, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%.

In October 2009, the Private Placement Notes were further amended, in part, to extend the maturity date of the Series 2005-A unsecured notes to October 2011 and to increase the interest rate thereunder to 9.98%.

As of December 31, 2009, the outstanding balances under the Series 2005-A and Series 2007-A Private Placement Notes were $34.3 million and $17.2 million, respectively.  The following table summarizes the reductions in the borrowing capacity from monetization proceeds during the year ended December 31, 2009:

(in thousands)	Private Placement Note Series 2005-A		Private Placement Note Series 2007-A
Quarter Ended	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment
March 31, 2009	$5,314	$44,686	2,658	$22,342
June 30, 2009	3,128	41,558	1,564	20,778
September 30, 2009	3,917	37,641	1,958	18,820
December 31, 2009	3,334	34,307	1,666	17,154

Commercial Loan Funding Trust

We established, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc.  The SunTrust Warehouse, which is structured to operate like a revolving credit facility, is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust.  The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements.  We must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs.  We funded this facility through two separate Variable Funding Certificates, or VFCs, including a $218.75 million Class A VFC and a $31.25 million Class B VFC.  The facility is funded by third parties through the commercial paper market with SunTrust Bank providing a liquidity backstop, subject to SunTrust Bank’s annual liquidity commitment.

In February 2009, SunTrust Bank provided its 2009 annual renewal for this facility.  In connection with the 2009 renewal, a number of modifications were made to the terms of the SunTrust Warehouse, including a reduction in the facility borrowing commitment from $250.0 million to $190.0 million and the retirement of the Class B VFC.  The interest rate for Class A advances increased to the commercial paper rate plus 2.50% from the commercial paper rate plus 1.50%, the minimum asset coverage ratio that we are required to maintain was reduced from 200% to 180% effective as of December 31, 2008 and the minimum consolidated stockholders’ equity requirement was reduced from $654.0 million prior to December 31, 2008 to $525.0 million as of and after December 31, 2008, plus 50% of any equity raised after February 26, 2009, with a step-down provision that allowed us to reduce the minimum stockholders’ equity requirement to $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009, if we reduced the effective advance rate for the advances outstanding to less than 60% of eligible collateral and we formally notified the lender.  The amendment also extended the final maturity date to August 2011, subject to contractual terms and conditions and eliminated the requirement for a six-month standstill upon non-liquidity renewal.  We paid a $2.4 million, or 1.25%, facility fee for this renewal.

In February 2010, SunTrust Bank provided its 2010 annual renewal of this liquidity facility.  In connection with the 2010 renewal, the SunTrust Warehouse was modified in a number of ways, including; the legal final maturity date was extended to August 2012, subject to contractual terms and conditions, the minimum consolidated stockholders’ equity covenant was reduced from $525.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009 to $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009 and the facility borrowing commitment was reduced from $190 million to $150 million.  See Note 16—Subsequent Events for additional information about the February 2010 amendment to this facility.

Advances under the Class A VFC may be up to 64% of eligible collateral.  The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the SunTrust Warehouse may only look to the collateral to satisfy the outstanding obligations under this facility.  The following table summarizes the collateral under the Commercial Loan Funding Trust as of December 31, 2009 and December 31, 2008.

	December 31, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$140,483	53.0%	$164,188	61.9%
Subordinated secured debt	102,170	38.6	91,347	34.4
Total securitized assets	242,653	91.6	255,535	96.3
Cash, securitization accounts	22,129	8.4	9,806	3.7
Total collateral	$264,782	100.0%	$265,341	100.0%

Prior to the commencement of any amortization period, we will contribute 80% of net proceeds from monetizations of collateral financed in the SunTrust Warehouse to reduce the facility borrowing limit.  In addition, 7.5% of the sale of the first $100.0 million of unencumbered investment assets by us will be used to repay the SunTrust Warehouse.  As of December 31, 2009, we have sold $53.9 million in unencumbered investment assets resulting in $4.0 million of repayments.

The following table summarizes the reductions in the facility borrowing limit from monetization proceeds:

(in thousands)	Monetization Payment	Maximum Borrowing Capacity After Monetization Payment
Quarter ended
March 31, 2009	$1,491	$188,509
June 30, 2009	2,894	185,615
September 30, 2009	9,967	175,648
December 31, 2009	4,954	170,694

Commercial Loan Trust 2006-1

In April 2006, we completed a $500.0 million debt securitization through Commercial Loan Trust 2006-1, a wholly owned subsidiary.  The 2006-1 Trust issued $106.25 million of Class A-1 Notes, $50.0 million of Class A-2 Notes, $85.0 million of Class A-3 Notes, $58.75 million of Class B Notes, $45.0 million of Class C Notes and $47.5 million of Class D Notes.  The respective classes of notes bear interest at LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%.

All the notes are secured by the assets of the 2006-1 Trust.  The following table summarizes the assets securitized under this facility as of December 31, 2009 and December 31, 2008.

	December 31, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$196,036	47.2%	$224,661	53.0%
Subordinated secured debt	132,169	31.8	171,914	40.5
Total securitized assets	328,205	79.0	396,575	93.5
Cash, securitization accounts	87,012	21.0	27,687	6.5
Total collateral	$415,217	100.0%	$424,262	100.0%

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

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that previously had been issued by 2006-1 Trust.  In January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which resulted in a $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009.

Unsecured Revolving Line of Credit

In June 2008, we entered into an agreement, effective May 30, 2008, for a one-year unsecured revolving line of credit facility with a $70.0 million commitment.  SunTrust Bank acted as the agent and SunTrust acted as arranger for this facility.  Originally, SunTrust Bank committed $25.0 million to this facility, while Chevy Chase Bank, F.S.B.; Sovereign Bank; and BMO Capital Markets, Inc., each committed $15.0 million.  Advances under this facility bore interest at LIBOR plus 2.75%, prime plus 1.25% or the Federal Funds rate plus 4.00% (reduced to the Federal Funds rate plus 3.00%, if the Federal Funds rate was less than 0.25% below LIBOR), with a commitment fee of 0.25% per annum on undrawn amounts.  We used this facility for: the origination of loans to, and investments in, primarily middle-market companies; repayment of indebtedness; working capital and other general corporate purposes.

In February 2009, the unsecured revolving line of credit agreement was amended to reduce the maximum borrowing limit from $70.0 million to $35.0 million and increase the interest rate on borrowings under this facility to LIBOR plus 400 basis points from LIBOR plus 275 basis points.  The amendment also reduced the minimum stockholders’ equity requirements, effective December 31, 2008, from $650.0 million prior to December 31, 2008 to $500.0 million plus 50% of the proceeds from equity issuances after February 26, 2009.  In addition, we agreed to maintain minimum cash and cash equivalents of $12.5 million at all times and a quarterly cash coverage ratio of not less than 1.25 to 1.00.  We were required to direct a portion of any monetization proceeds to pay down debt.  Up to 60% of the net proceeds of any sale by us or unencumbered investment assets was used to reduce amounts outstanding under the revolving line of credit and our Private Placement Notes on a pro rata basis, based on then-outstanding amounts.  All asset monetizations were at our sole discretion based upon the economic merits of any proposed transaction.  Dividends payable in cash with a declared payment date prior to July 1, 2009 were limited to the minimum amount required for us to maintain our status as a RIC.  On May 4, 2009, we repaid this facility in full in advance of its May 29, 2009 maturity.

SBIC Debentures

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P.  Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act.  As of December 31, 2009, the license gave Solutions Capital I, L.P. the potential to borrow up to $130.0 million.  The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures.  These funds can be used to provide debt and equity capital to qualifying small businesses.  We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval.  In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $130.0 million potential borrowing for which we have been approved under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of December 31, 2009.  Based on our current funded capital, Solutions Capital I, L.P. may, subject to the SBA’s approval, borrow up to an additional $28.3 million to originate new investments as of December 31, 2009.  To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $46.4 million.

The American Recovery and Reinvestment Act of 2009, which was effective in February 2009, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008.  Solutions Capital I, L.P. would require the SBA’s approval and commitment in order to access this incremental borrowing capacity.  To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through December 31, 2009.  As of December 31, 2009 and December 31, 2008, we had $30.8 million and $27.8 million, respectively, of investments and we had $21.2 million and $0.8 million, respectively, of restricted cash to be used for investments in our SBIC.  The American Recovery and Reinvestment Act of 2009 also increased the maximum amount of outstanding leverage available to SBIC companies with multiple licenses to $225.0 million on an aggregate basis, which represents a $50.0 million increase over the prior maximum of $175.0 million.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points.  The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.  As of December 31, 2009, the SBIC had $27.6 million outstanding summarized in the following table:

	Amount Outstanding
(dollars in thousands)	December 31, 2009	December 31, 2008	Rate		Treasury Rate at Pooling Date	Spread in basis points
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	—	5.34%	Fixed	2.81%	253
2009-10B	13,000	—	4.95%	Fixed	3.44%	151
Total	$27,600	$2,600	5.19%		3.16%	203

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

Approval of Proposal to Issue Stock Below Net Asset Value per Share

We are a closed-end investment company that has elected to be regulated as a BDC under the 1940 Act.  The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value of our stock, or NAV, unless our stockholders approve such a sale and our board of directors makes certain determinations.  On April 23, 2008, our stockholders approved a proposal authorizing us to issue shares of our common stock for a twelve-month period, with the approval of our board of directors, at a price below the then-current NAV.  This approval expired on April 23, 2009.

Note 8—Employee Benefit Plans

All full-time employees, and those part-time employees who work at least 1,000 hours per year, are eligible to participate in a contributory employee savings plan that we sponsor under Section 401(k) of the Internal Revenue Code, or 401(k) Plan.  Eligible employees may participate in the 401(k) Plan beginning on the first day of the calendar quarter following their respective date of hire.  We match a portion of the contribution made by employees to the 401(k) Plan, based upon a percent of defined compensation.  During the years ended December 31, 2009, 2008 and 2007, we incurred $228,000, $304,000 and $268,000, respectively, of expenses related to the 401(k) Plan.

We have also created a deferred compensation plan for certain executives that allows them to defer a portion of their salary and bonuses to an unfunded deferred compensation plan that we manage.  Contributions to the deferred compensation plan earn interest at a rate of 2.00% over our internal cost of funds rate, as defined by the plan.  During the years ended December 31, 2009, 2008 and 2007, we incurred $62,000, $62,000 and $51,000, respectively, of expenses related to our deferred compensation plan.

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

During the year ended December 31, 2009, we issued 475,000 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock on the award date of $2.50. Of the shares awarded in 2009, 432,500 shares were awarded under the Long Term Incentive Plan (discussed in more detail below). During the year ended December 31, 2008, we issued 1,335,600 shares of restricted stock under the 2006 Plan, with a weighted-average fair value per share of common stock on the award date of $4.99.  These 2008 awards included 647,500 shares of restricted stock awarded under the 2006 Plan as part of the MCG Capital Corporation 2008 Retention Program, or the Retention Program, with a weighted-average fair value per share of common stock of $3.58.

The forfeiture provisions for the shares of restricted common stock issued under the Retention Program will lapse on a cliff basis in March 2011.  The forfeiture provisions for the other shares of restricted common stock awarded in 2008 generally lapse ratably, in quarterly installments, over the three- or four-year period set forth in the respective award agreements.

The following table summarizes shares of restricted stock awarded under the 2006 Plan:

Year			Number of Shares
Awarded	Forfeiture Provision Expire	Basis for Forfeiture Provisions	Awarded	Forfeiture Provisions Lapsed	Forfeited	Outstanding as of December 31, 2009
2009	2009	Service	288,300	(288,300)	—	—
2009	2010	Service	144,200	—	—	144,200
2009	2010	Service and Performance	42,500	—	—	42,500
2008	2011	Service	897,500	(41,700)	(174,000)	681,800	(b)
2008	2012	Service	438,100	(167,300)	(91,400)	179,400
2007	2011	Service	836,100	(606,200)	(113,300)	116,600
2007	2008	Service and Performance	100,000	(88,400)	(2,400)	9,200	(a)
2006	2006	Service	83,000	(83,000)	—	—
2006	2008	Service	100,000	(100,000)	—	—
2006	2009	Service	300,000	(300,000)	—	—
Total shares			3,229,700	(1,674,900)	(381,100)	1,173,700

(a)	Represents performance shares in trust.
(b)	Includes 647,500 shares of restricted common stock awarded as part of the Retention Program.

During the years ended December 31, 2009, 2008 and 2007 we recognized $7.7 million, $6.9 million and $9.3 million, respectively, of compensation expense related to share-based compensation awards, including $0.1 million and $0.3 million in 2008 and 2007, respectively, of dividends paid on shares securing non-recourse employee loans.  In addition, during 2008, we recorded $0.1 million of amortization of restricted stock awards as restructuring expense.  As of December 31, 2009, all the restricted share awards for which forfeiture provisions have not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares.  We record dividends paid on shares of restricted common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on shares of restricted common stock for which forfeiture provisions are not expected to lapse to compensation expense.  No dividends were paid during the year ended December 31, 2009.  During the years ended December 31, 2008 and 2007, all dividends paid on restricted common stock were charged to retained earnings, except for dividends paid on shares securing non-recourse employee loans, because we expected the forfeiture provisions to lapse for all such shares.  As of December 31, 2009, we had $4.6 million of unrecognized compensation cost related to restricted common stock awarded to employees.  We will recognize these costs over the remaining weighted-average requisite service period of 1.4 years.

Long-Term Incentive Plan

On July 23, 2009, our board of directors approved the Long-Term Incentive Plan, or the LTIP, which is effective for the three-year period ending July 22, 2012.  LTIP participants, including our executive officers and key, non-executive employees, are eligible, in the sole discretion of the Compensation Committee of our board of directors, to receive their respective portions of up to an aggregate of 865,000 shares of our restricted common stock to be issued under the 2006 Plan and up to $5.2 million of cash bonuses if the closing price of our common stock achieves specific price thresholds for 20 consecutive trading days.  We are under no obligation to issue restricted stock or to pay a cash award under the LTIP, until such time as the Compensation Committee of our board of directors makes such determination in its sole discretion, regardless of whether the share price thresholds have been achieved.  The following table summarizes the price thresholds, the cumulative percentage and number of shares eligible to be awarded at each threshold, and the cash bonus eligible to be paid after achievement of each stock price threshold:

	Potential Stock Awards
Share Price	% of Award	Number of Shares	Aggregate Dollar Amount for Each Share Price threshold Achieved
$3.00	25%	216,250	$—
$4.00	25%	216,250	—
$5.00	25%	216,250	1,000,000
$6.00	15%	129,750	996,000
$7.00	10%	86,500	1,006,000
$8.00	—%	—	2,209,000
	100%	865,000	$5,211,000

Shares of common stock subject to restricted stock awards under the LTIP may not be issued until such time as our share price achieves the price thresholds set forth in the preceding table and the issuance of such shares is authorized by the Compensation Committee of our board of directors.  As such, the participants in the LTIP are not eligible to receive dividends on the shares of common stock subject to their awards of restricted stock until a share price threshold is attained and the common stock is issued.  Upon issuance, forfeiture provisions for two-thirds of the applicable stock awards will lapse immediately, while the forfeiture provision for the remaining one-third will lapse twelve months later.  We are accounting for the restricted stock awards as equity awards under ASC 718.  We have estimated the fair value of these awards to be approximately $1.9 million and are amortizing this amount on a straight-line basis over the derived service period.  During the year ended December 31, 2009, we recognized $1.3 million of compensation expense for these equity awards.  During October 2009, our share price achieved the $3.00 and $4.00 price thresholds. Therefore a total of 432,500 shares were awarded, of which 288,300 vested immediately and the remaining 144,200 shares will vest in October 2011.

Cash awards under the LTIP may not be issued until such time that our share price achieves the thresholds set forth in the preceding table and the payment of such awards is authorized by the Compensation Committee of our board of directors.  Upon achievement of a price threshold, two-thirds of the associated cash is expected to be paid out immediately and the remaining one-third will be paid out twelve months later.  We are accounting for the cash portion of the LTIP as liability awards under ASC 718.  As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period.  As of December 31, 2009, the fair value of these awards was $1.8 million.  However, because ASC 718 requires us to adjust the fair value of the cash awards each quarter, the expense that we ultimately recognize could vary between zero and $5.2 million.  During the year ended December 31, 2009, we recognized $0.8 million of compensation expense for these cash awards.

Non-Employee Director Share Based Compensation

During June 2006, our stockholders initially approved the Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or the 2006 Non-Employee Plan, under which we may issue up to 100,000 shares of common stock to our non-employee directors.  During the years ended December 31, 2009, 2008 and 2007, we awarded 22,500, 15,000 and 20,000 shares of restricted common stock, respectively, to eligible non-employee directors.  During the years ended December 31, 2009, 2008 and 2007, we recognized $0.1 million, $0.3 million and $0.2 million, respectively, of compensation costs related to share-based awards to non-employee directors.  We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations.  As of December 31, 2009, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.5 years.

Summary of Employee and Non-Employee Director Share-Based Compensation

The following table summarizes our restricted stock award activity during 2009:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2008(a)	1,451,000	$8.49
Awarded	497,500 (d)	2.50
Forfeiture period lapsed	(703,700)	6.58
Forfeited(b)	(36,000)	6.74
Subject to forfeiture provisions as of December 31, 2009(c)	1,208,800	$5.42

(a)	Includes 11,600 performance shares held in trust with a weighted-average award date fair value of $19.37 per share.
(b)	Includes 2,400 performance shares that were held in trust with a weighted-average award date fair value of $19.37 per share.
(c)	Includes 9,200 performance shares held in trust with a weighted-average award date fair value of $19.37 per share.
(d)	Includes 42,500 performance shares held in trust with a weighted-average award date fair value of $2.93 per share.

Note 10—Corporate Restructuring

In August 2008, we reduced our workforce by 27%, including 18 current employees and 10 vacant positions that we otherwise would have filled.  Affected employees received severance packages including severance pay, benefits and vesting of previously issued shares of restricted common stock during their respective three- to nine-month severance periods. In total, 22,100 shares of restricted common stock vested during these employees’ respective severance periods.  As of December 31, 2009 and 2008, our headcount was 64 and 73 employees, respectively.

In 2008, we also closed our facility in Atlanta, Georgia, and sublet this lease in December 2008 for the remainder of the lease, which expires in February 2013.  In November 2008 we also terminated, at minimal cost, a lease for part of our facility in Arlington, Virginia.

During 2008, we recognized $1.0 million of severance benefits and $0.3 million of facility closure costs associated with these restructuring initiatives.  We did not recognize significant restructuring expenses during 2009.  We report restructuring in general and administrative expense on our Consolidated Statements of Operations.

We included liabilities associated with our restructuring in other liabilities on our Consolidated Balance Sheets.  The following table summarizes changes in the balance of our restructuring liabilities from January 1, 2008 through December 31, 2009:

(in thousands)	Severance Benefits(a)	Facility Closure(b)	Total
Balance as of January 1, 2008	$—	$—	$—
Additions	859	228	1,087
Cash payments	(592)	(35)	(627)
Accretion	5	1	6
Balance as of December 31, 2008	$272	$194	$466
Additions	4	55	59
Cash payments	(99)	(140)	(239)
Accretion	1	2	3
Balance as of December 31, 2009	$178	$111	$289

(a)
 Includes the cost of severance and continuation of benefits.  In addition, includes share-based compensation expenses associated with the lapsing of forfeiture restrictions associated with restricted stock awards for affected employees.  In total, the forfeiture provisions on 22,100 shares of restricted stock lapsed over the employees’ respective three- to six-month vesting periods.

(b)
 Includes $0.3 million and $0.4 million of lease payments, partially offset by $0.2 million and $0.2 million of sublease payments, as of December 31, 2009 and 2008, respectively, which represents the present value of the future cash flows from facilities vacated as part of the corporate restructuring. In addition, $0.1 million of fees incurred to sublet these facilities were included as of December 31, 2008.

Note 11—Income Taxes

As a RIC, we are taxed under Subchapter M of the Internal Revenue Code.  As such, our income generally is not taxable to the extent we distribute it to stockholders and we meet certain qualification tests as outlined in the Internal Revenue Code.  However, income from certain investments owned by our wholly owned subsidiaries is subject to federal, state and local income taxes.  During 2009, we incurred certain losses for tax purposes that we recognized for book purposes during 2008, which resulted in no statutorily required dividend payments in 2009. We will monitor distribution requirements for 2010 in order to ensure compliance under Subchapter M of the Internal Revenue Code.

We use the asset and liability method to account for our taxable subsidiaries’ income taxes.  Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities.  In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations.  We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  During the years ended December 31, 2009, 2008 and 2007, we recorded an income tax benefit of $0.1 million and income tax provisions of $0.8 million and $2.4 million, respectively, which were attributable primarily to unrealized depreciation or appreciation on investments held by our subsidiaries.

From December 2001 through December 31, 2009, we declared distributions per share of $11.78.  Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, long-term capital gains on the sale of securities, which are each taxable distributions; and/or a return of paid-in-capital surplus, which is a nontaxable distribution.  A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits.  A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

Historically, we have declared dividends that were paid the following quarter.  The following table summarizes the distributions that we declared and paid during the three years ended December 31, 2009.

	Dividends per share
	Declared	Paid
Years ended December 31,
2009	$—	$—
2008	0.71	1.15
2007	1.76	1.74

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year.  During fiscal year 2009, we did not declare or pay any dividends to stockholders.  We will monitor 2010 taxable income in order to ensure compliance with the distribution requirements as a RIC.

For the tax years ended December 31, 2009, 2008 and 2007, we had net long-term capital (losses) gains of ($54.2) million, $1.4 million and $13.4 million, respectively.  For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, capital gains or a combination thereof.  For the tax year ended December 31, 2009, we had a net capital loss of $54.2 million which will be carried forward to offset future net capital gains to the extent provided by federal tax law.  The net capital loss carryforward will expire in the tax year ending December 31, 2017.  For the tax years ended December 31, 2008 and 2007, we elected to distribute such net long-term capital gains to our stockholders by designating a portion of our dividends as dividends of our net long-term capital gains.  We did not make distributions on our common stock during the year ended December 31, 2009.  Distributions per common share for the years ended December 31, 2008 and 2007 were taxable as follows:

	Years ended December 31,
	2008		2007
	$/Share	% of Total	$/Share	% of Total
Dividends declared during the year	$0.71		$1.76
Dividends declared in 2007 but treated as taxable in 2008 as required by the Internal Revenue Code	0.44		(0.44)
Dividends declared in 2006 but treated as taxable in 2007 as required by the Internal Revenue Code	—		0.42
Dividends paid for tax purposes	$1.15		$1.74
Dividends declared on tax Form 1099-DIV
Ordinary income(a)	$—	—%	$1.52	87.4%
Long-term capital gains(a)	0.02	1.7	0.22	12.6
Return of capital(b)	1.13	98.3	—	—
Total reported on tax Form 1099-DIV	$1.15	100.0%	$1.74	100.0%

On a tax basis, distributions in 2008 were composed of a $76.7 million return of capital and $1.4 million of long-term capital gains and distributions in 2007 were composed of $92.5 million of ordinary income and $13.4 million of long-term capital gains.

Taxable income differs from net income recognized in accordance with GAAP, because of temporary and permanent differences in income and expense recognition.  Taxable income generally excludes unrealized gains and losses from appreciation or depreciation of our investments, which are included in GAAP net income.  Further, amounts recognized for financial reporting purposes may differ from amounts included in taxable income due to the accrued dividends on preferred stock, which increases the book basis but not the tax basis of our investments, and non-accrual interest on loans, which increases tax basis but not book basis.  The following table summarizes the cost, as well as the unrealized appreciation and depreciation for federal income tax purposes as of December 31, 2009 and 2008:

	December 31,
(in thousands)	2009	2008
Cost for federal income tax purposes	$1,091,650	$1,413,241
Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	62,705	85,754
Book to tax differences	88,898	91,770
Gross unrealized appreciation—tax basis	151,603	177,524
Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(233,022)	(353,702)
Book to tax differences	(25,624)	(34,888)
Gross unrealized depreciation—tax basis	(258,646)	(388,590)
Net unrealized depreciation—tax basis	(107,043)	(211,066)
Less: Unrealized depreciation of fair value of other assets (GAAP)	1,739	973
Total investments at fair value (GAAP)	$986,346	$1,203,148

The following table reconciles GAAP net loss to taxable net loss for the years ended December 31, 2009 and 2008:

	Years ended December 31,
(in thousands)	2009	2008
Net loss	$(51,059)	$(191,245)
Difference between book and tax loss on investments(a)	48,078	(73,272)
Net change in unrealized (appreciation) depreciation on investments not taxable until realized	(97,631)	248,218
Capital losses in excess of capital gains	54,245	—
Timing difference related to deductibility of long-term incentive compensation	6,091	6,642
Taxable interest income on non-accrual loans(b)	14,949	2,051
Dividend income accrued for GAAP purposes that is not yet taxable	(6,149)	(19,972)
Distributions from taxable subsidiaries	144	483
Federal tax (benefit) provision	(81)	789
Other, net	323	4,181
Taxable loss before deductions for distributions	$(31,090)	$(22,125)

(a)	Results for the year ended December 31, 2008, primarily reflect the write-off, for tax purposes, of the common stock of Cleartel.

(b)
Results for the years ended December 31, 2008 and 2009, reflect the reversal of interest that we previously recognized on non-accrual loans of a portfolio investment that we liquidated.  We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

In December 2007, we received an examination report from the IRS.  See Note 13—Commitments and Contingencies for information about that report.

Note 12—(Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2009	2008	2007
Numerator for basic and diluted (loss) earnings per share
Net (loss) income	$(51,059)	$(191,245)	$86,636
Less: Dividends declared—common and restricted shares	—	(49,272)	(110,045)
Undistributed earnings	(51,059)	(240,517)	(23,409)
Percentage allocated to common shares(a)	100.0%	100.0%	98.3%
Undistributed earnings—common shares	(51,059)	(240,517)	(23,011)
Add: Dividends declared—common shares	—	48,559	108,091
Common shares	(51,059)	(191,958)	85,080
Add: Participating unvested shares	—	713	1,556
Numerator for basic and diluted (loss) earnings per share—total	$(51,059)	$(191,245)	$86,636
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	74,692	72,254	64,498
Participating unvested shares(b)	—	—	1,108
Basic and diluted weighted-average common shares outstanding—total(b)	74,692	72,254	65,606
(Loss) Earnings per share—basic and diluted	$(0.68)	$(2.65)	$1.32

(a)Weighted-average shares
Weighted-average common shares
Weighted-average common shares outstanding	74,692	71,162	61,310
Adjustment for bonus element of rights offering(b)	—	1,092	3,188
Basic weighted-average common shares	74,692	72,254	64,498
Weighted-average restricted shares
Weighted-average restricted shares	—	—	1,053
Bonus element of rights offering	—	—	55
Total weighted-average restricted shares(b)	—	—	1,108
Total(b)	74,692	72,254	65,606
Percentage allocated to common shares	100.0%	100.0%	98.3%

(b) For the years ended December 31, 2009 ans 2008, we excluded 1,287 and 1,273, weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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

The retroactive application of this standard did not change our previously reported loss per share for any reporting period in which a loss was recorded included in this Annual Report on Form 10-K because the holders of the participating unvested shares are not required to fund any portion of the loss.

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

In December 2007, we received an examination report from the Internal Revenue Service related to its audit of our tax returns for the 2004 and 2005 tax years.  The Internal Revenue Service proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio.  We are appealing the proposed changes and believe it is more likely than not that our appeal will be successful.  If our appeal is not successful, we could be subject to up to $21.9 million of additional taxes, interest and penalties and we could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions.  At the present time, we believe that our total obligation associated with this examination should not exceed $1.0 million, including additional taxes, interest and penalties accrued through the settlement.  We accrued the majority of this estimated obligation, including $0.2 million of estimated tax expense recorded in 2009 and $0.3 million of estimated tax expense recorded during 2007. In addition, during 2009 and 2008, we recorded $0.1 million and $0.2 million, respectively, of estimated interest and penalties in general and administrative expense.  If, in the future, we believe our total obligation associated with this examination were to increase, we would accrue the additional estimated amounts due. The 2006, 2007 and 2008 federal tax years remain open to examination by the IRS.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets.  The following table summarizes the nominal dollar balance and the fair value of unused commercial loan commitments, guarantees and standby letters of credit as of December 31, 2009 and 2008:

	As of December 31,
(in thousands)	2009	2008
Unused loan commitments(a)	$36,546	$43,393
Guarantees	—	5,833
Standby letters of credit	—	97

(a)
Estimated fair value of unused loan commitments as of both December 31, 2009 and 2008 was $0.2 million, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties.

Lease Obligations

We lease our headquarters and certain other facilities under non-cancelable operating and capital leases which expire through 2013.  We have sublet certain of our facilities to third parties.  Future minimum lease payments for non-cancelable leases with terms of one year or more are as follows:

\(in thousands)	Lease Commitments(a)	Sublease	Lease Commitments Less Sublease
Year ending December 31,
2010	$2,366	$(261)	$2,105
2011	2,252	(232)	2,020
2012	2,065	(60)	2,005
2013	392	—	392
Total	$7,075	$(553)	$6,522

(a)
Effective January 1, 2010, we negotiated a reduction of unused space that previously had been included in our California lease.  As a result, our minimum lease payments for both 2010 and 2011 have been reduced by $0.1 million resulting in total future minimum net lease payments of $6.3 million.

Certain leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor.  During the years ended December 31, 2009, 2008 and 2007, our rent expense totaled $1.8 million, $2.4 million and $2.0 million, respectively, which was partially offset by sublease income in 2008 and 2007 of $0.2 million and $0.3 million, respectively.

Note 14—Financial Highlights

Following schedule summarizes financial highlights for the five years ended December 31, 2009:

	Years Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Per Share Data
Net asset value at beginning of year(a)	$8.66	$12.73	$12.83	$12.48	$12.22
Net (loss) income(b)
Net operating income before investment (loss) gain, gain on extinguishment of debt and income tax (benefit) provision	0.51	0.78	1.55	1.46	1.19
Net change in unrealized depreciation on investments	1.31	(3.44)	(0.53)	0.60	(0.03)
Net realized (losses) gains on investments	(2.57)	(0.13)	0.34	(0.25)	0.18
Gain on extinguishment of debt	0.07	0.15	—	—	—
Income tax provision	—	(0.01)	(0.04)	(0.05)	—
Net (loss) income	(0.68)	(2.65)	1.32	1.76	1.34
Net decrease in net assets resulting from distributions
From net investment income	—	—	(1.41)	(1.01)	(1.27)
From capital gains	—	—	(0.35)	—	(0.19)
From return of capital	—	(0.71)	—	(0.67)	(0.22)
Effect of stock offerings after record dates(d)	—	—	0.02	0.12	0.16
Effect of distributions recorded as compensation expense(b)	—	—	—	0.02	0.04
Net decrease in net assets resulting from distributions	—	(0.71)	(1.74)	(1.54)	(1.48)
Net increase (decrease) in net assets relating to stock-based transactions
Issuance of shares of common stock	—	(0.50)	2.91	2.45	2.35
Issuance of shares of restricted common stock(e)	—	(0.35)	(2.83)	(2.54)	(2.14)
Net increase in stockholders’ equity from restricted stock amortization	0.11	0.10	0.14	0.06	0.09
Net (decrease) increase in stockholders’ equity from other stock transactions(b)	(0.03)	0.04	0.10	0.16	0.10
Net increase (decrease) in net assets relating to share issuances	0.08	(0.71)	0.32	0.13	0.40
Net asset value at end of year(a)	$8.06	$8.66	$12.73	$12.83	$12.48
Market price per share at end of year	$4.32	$0.71	$11.59	$20.32	$14.59
Total return(f)	508.45%	(87.75)%	(34.30)%	50.79%	(5.02)%
Shares of common stock outstanding
Weighted-average (diluted)(c)	74,692	72,254	65,606	57,222	50,996
End of year	76,394	76,075	65,587	58,694	53,372
Net Assets
Average	$620,243	$788,036	$800,127	$680,282	$593,892
End of year	$615,683	$658,911	$834,689	$753,137	$666,087
Ratio
Operating expenses to average net assets	9.94%	10.06%	10.65%	10.40%	9.94%
Net operating income to average net assets	6.16%	7.12%	12.74%	12.30%	10.19%

(a)	Based on total shares outstanding.
(b)	Based on weighted-average shares outstanding.
(c)
In accordance with ASC 260, we adjusted the weighted-average basic and diluted common shares outstanding for the three months ended March 31, 2008 to include participating restricted shares of common stock that received non-forfeitable dividends.  See Note 12—(Loss) Earnings Per Share for additional information.  The implementation of this standard did not change our previously reported earnings per share.

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

Note 15—Selected Quarterly Data (Unaudited)

The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2009.  Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2009 Quarters				2008 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income Statement Data
Revenue	$23,679	$23,611	$24,738	$27,806	$29,973	$31,296	$31,100	$42,996
Net operating income before investment loss, gain on extinguishment of debt and income tax (benefit) provision	9,419	8,658	8,173	11,938	8,860	13,014	12,950	21,266
Net income (loss)	$1,565	$4,183	$(5,861)	$(50,946)	$(57,297)	$(66,946)	$(69,500)	$2,498
Earnings (loss) per common share—basic and diluted(a)	$0.02	$0.06	$(0.08)	$(0.68)	$(0.77)	$(0.90)	$(0.96)	$0.04
Weighted-average common shares outstanding—basic and diluted(a)	76,267	75,876	74,592	74,498	74,424	74,296	72,310	68,847

(a)
In accordance with ASC 260, we adjusted the weighted-average basic and diluted common shares outstanding for the three months ended March 31, 2008 to include participating restricted shares of common stock that received non-forfeitable dividends.  See Note 12—(Loss) Earnings Per Share for additional information.  The implementation of this standard did not change our previously reported earnings (loss) per share.

Note 16—Subsequent Events

Amended Warehouse Sale and Servicing Agreement

On February 17, 2010, SunTrust Bank, provided the annual renewal of its liquidity facility that supports our SunTrust Warehouse.  The scheduled termination date of the SunTrust Warehouse has been extended to February 16, 2011.  The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lender under the SunTrust Warehouse may only look to the collateral to satisfy the outstanding obligations under this facility.

In connection with this annual renewal, we agreed to a number of modifications to the terms of the SunTrust Warehouse, including a reduction in the minimum consolidated stockholders’ equity covenant from $525.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009 to $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009 and a reduction of the facility borrowing commitment from $190 million to $150 million.  Under the SunTrust Warehouse, we are required to contribute 80% of net proceeds from monetizations of the collateral financed in the warehouse to reduce the facility borrowing limit.  As of February 15, 2010, the maximum borrowing capacity after these monetization payments was $157.4 million.  Outstanding borrowings under the SunTrust Warehouse were $145.6 million as of February 15, 2010.

The terms of the SunTrust Warehouse limit the total outstanding balance of fixed-rate loans, which was increased through this amendment from 40% to 55%.  The interest rate on the SunTrust Warehouse remains unchanged at the commercial paper rate plus 2.50%.  The legal final maturity date of this facility is August 2012, subject to contractual terms and conditions.  If a new agreement or extension is not executed by February 16, 2011, the SunTrust Warehouse enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed in the facility.  We paid to SunTrust a facility renewal fee of $1.5 million, or 1.0%.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

1.	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

2.	Internal Control Over Financial Reporting.

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

Our management, including the supervision and participation of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

(b)      Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting has issued an attestation report on our internal control over financial reporting.  This report appears on page 77.

(c)      Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information relating to our directors, nominees for election as directors, executive officers and audit committee under the headings Election of Directors, Corporate Governance—Our Executive Officers, Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance—Board Committees in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

We made no material change to the procedures by which stockholders may recommend nominees to our board of directors, as described in our 2009 proxy statement.

Item 11.    Executive Compensation.

The discussion under the headings Executive Compensation, Compensation of Directors, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation, and Narrative Disclosure of Our Compensation Policies and Practices as they Relate to Risk Management in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The discussion under the headings Certain Relationships and Related Transactions; Policies and Procedures for Related Person Transactions and Corporate Governance—Board Determination of Independence in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.    Principal Accountant Fees and Services.

The discussion under the heading Ratification of Selection of Independent Registered Public Accounting Firm—Auditors’ Fees and—Pre-Approval Policies and Procedures in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MCG Capital Corporation

We have audited the consolidated balance sheets of MCG Capital Corporation, including the consolidated schedule of investments, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2009, and the consolidated financial highlights for each of the five years in the period ended December 31, 2009, and have issued our report thereon dated March 4, 2010 (included elsewhere in this Form 10-K).  Our audits also included the Schedule 12-14 listed in Item 15 of this Form 10-K.  The Schedule 12-14 is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia
March 4, 2010

Schedule 12-14

MCG Capital Corporation
Schedule of Investments in and Advances to Affiliates

		Year Ended
(in thousands)		December 31, 2009
Portfolio Company	Investment(a)	Amount of Interest or Dividends Credited to Income(f)		As of December 31, 2008 Fair Value	Gross Additions(b)	Gross Reductions(c)	As of December 31, 2009 Fair Value
Control Investments: Majority-owned
Avenue Broadband LLC	Subordinated Debt	$2,007		$13,619	$730	$—	$14,349
	Preferred Units	1,919		25,992	609	—	26,601
	Warrants to purchase Class B Common Stock	—		—	—	—	—
Broadview Networks Holdings, Inc.	Series A Preferred Stock	—		70,666	—	(527)	70,139
	Series A-1 Preferred Stock	—		68,659	36	—	68,695
	Class A Common Stock	—		—	—	—	—
Cleartel Communications, Inc.	Subordinated Debt	—		—	2,351	(2,351)	—
	Series B Preferred Stock	—		—	50,613	(50,613)	—
	Common Stock	—		—	62,125	(62,125)	—
Coastal Sunbelt, LLC	Senior Debt	1,717		22,127	124	(22,251)	—
	Subordinated Debt	310		8,115	235	(8,350)	—
	Preferred LLC Interest	865	(f)	14,648	865	(15,513)	—
	Warrants to purchase Class B Common Stock	—		—	—	—	—
GMC Television Broadcasting, LLC	Senior Debt	252		22,520	219	(1,239)	21,500
	Subordinated Debt(d)	—		5,465	—	(5,465)	—
	Subordinated Unsecured Debt(d)	—		—	1,000	(1,000)	—
	Class B Voting Units	—		—	—	—	—
Intran Media, LLC	Senior Debt	929		8,888	338	(300)	8,926
	Preferred A Units	—		1,956	—	(626)	1,330
	Preferred B Units	—		1,096	—	(937)	159
Jet Plastica Investors, LLC	Senior Debt	1,116		—	12,561	(120)	12,441
	Subordinated Debt(e)	3,834		29,947	2,417	(2,018)	30,346
	Preferred LLC Interest	—		—	—	—	—
JetBroadband Holdings, LLC	Subordinated Debt	3,929		25,577	2,863	—	28,440
	Series A Preferred Stock	—		—	11,809	—	11,809
	Series B Preferred Stock	—		—	10,000	—	10,000
	Preferred LLC	—		16,562	—	(16,562)	—
LMS INTELLIBOUND, INC.	Senior Debt	386		11,223	20,912	(32,135)	—
	Subordinated Debt	427	(f)	16,882	81	(16,963)	—
	Preferred Units	175		38,845	16,684	(55,529)	—
	Warrants to purchase Class B Common Stock	—		—	—	—	—
MTP Holding, LLC	Common LLC Interest	—		28	—	—	28
Orbitel Holdings, LLC	Senior Debt	1,524		16,192	33	—	16,225
	Preferred LLC Interest	672		11,597	672	(18)	12,251
PremierGarage Holdings, LLC	Senior Debt(d)	232		7,832	2,774	(719)	9,887
	Preferred LLC Units	—		—	810	(521)	289
	Common LLC Units	—		—	521	(521)	—
RadioPharmacy Investors, LLC	Senior Debt	1,782		8,469	15	—	8,484
	Subordinated Debt	373		9,793	318	—	10,111
	Preferred LLC Interest	—		3,479	—	(3,410)	69
Superior Industries Investors, LLC	Subordinated Debt	2,903		17,920	2,206	—	20,126
	Preferred Units	294		18,611	366	—	18,977
TNR Holdings Corp.	Senior Debt	—		1,708	292	(2,000)	—
	Series A Preferred Stock	—		25,682	18,088	(43,770)	—
	Common Stock	—		—	—	—	—
	Legacy Series A Preferred Stock	—		—	—	—	—
	Legacy Common Stock	—		—	3,000	(3,000)	—
	Warrants to purchase Common Stock	—		—	—	—	—
	Warrants to purchase Legacy Common Stock	—		—	—	—	—
Total Sleep Holdings, Inc.	Subordinated Debt(d)	1,231		26,540	3,346	(24,615)	5,271
	Series A Preferred Stock	—		—	21,149	(21,149)	—
	Common Stock	—		—	—	—	—
Total Control Investments: Majority-owned		26,877		550,638	250,162	(394,347)	406,453

MCG Capital Corporation

Schedule of Investments in and Advances to Affiliates

		Year Ended
(in thousands)		December 31, 2009
Portfolio Company	Investment(a)	Amount of Interest or Dividends Credited to Income(f)	As of December 31, 2008 Fair Value	Gross Additions(b)	Gross Reductions(c)	As of December 31, 2009 Fair Value
Control Investments: Non-majority owned
Crystal Media Network, LLC	LLC Interest	$—	$2,556	$109	$(2,665)	$—
National Product Services, Inc.	Senior Debt	1,750	9,492	6,594	(12,555)	3,531
	Subordinated Debt	—	—	35	(35)	—
	Series A Preferred Stock	—	—	10,731	(10,731)	—
	Series B Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—
Total Control Investments: Non-majority owned		1,750	12,048	17,469	(25,986)	3,531
Total Control Investments		$28,627	$562,686	$267,631	$(420,333)	$409,984
Affiliate Investments
Advanced Sleep Concepts, Inc.	Senior Debt	$924	$5,629	$208	$(210)	$5,627
	Subordinated Debt	850	4,426	391	—	4,817
	Series A Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—
	Warrants to purchase Common Stock	—	—	—	—	—
Cherry Hill Holdings Inc.	Series A Preferred Stock	—	878	28	—	906
Stratford School Holdings, Inc.	Senior Debt	327	3,634	29	(295)	3,368
	Subordinated Debt	965	6,683	285	(273)	6,695
	Series A Convertible Preferred Stock	120	12,842	90	(6,097)	6,835
	Warrants to purchase Common Stock	—	3,903	—	(2,057)	1,846
Sunshine Media Delaware, LLC	Common Stock	—	—	—	—	—
	Class A LLC Interest	—	—	—	—	—
Velocity Technology Enterprises, Inc.	Senior Debt	1,284	16,204	547	(3,957)	12,794
	Series A Preferred Stock	—	1,500	—	—	1,500
XFone, Inc.	Common Stock	—	419	1,976	(2,395)	—
	Warrants to purchase Common Stock	—	8	—	(8)	—
Total Affiliate Investments		$4,470	$56,126	$3,554	$(15,292)	$44,388

This schedule should be read in conjunction with our Consolidated Financial Statements, including our Consolidated Schedule of Investments and Notes 3 and 4 to the Consolidated Financial Statements.

(a)
Common stock, warrants, options and equity interests are generally non-income producing and restricted.  In some cases, preferred stock may also be non-income producing.  The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Consolidated Schedule of Investments as of December 31, 2009.

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

(d)	All or part of this debt is on non-accrual status as of December 31, 2009, and, therefore; is considered non-income producing.

(e)
We did not recognize paid-in-kind interest or accretion income during one or more quarters in 2009, including the quarter ended December 31, 2009, because the fair value of our investment was below its cost basis.  However, we continue to accrue interest that is receivable in cash from the portfolio company.

(f)
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

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K

	Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of MCG Capital Corporation	8-K (0-33377)	May 31, 2005	3.1

3.2	Amended and Restated Bylaws of MCG Capital Corporation	8-K (0-33377)	October 30, 2009	3.1

	Instruments Defining the Rights of Security Holders

4.1	Specimen Common Stock Certificate	N-2 (333-64596)	November 1, 2001	99.d.1

4.2	Third Amended and Restated Registration Rights Agreement by and among MCG Capital Corporation and certain stockholders	10-K (0-33377)	April 1, 2002	10.1

	Material Contracts—Purchase, Financing and Credit Agreements

10.1	Corporate Custodial Agreement between MCG Capital Corporation and Riggs Bank, N.A.	10-K (0-33377)	April 1, 2002	10.45

10.2	Amended and Restated Custody Agreement by and between MCG Capital Corporation and Wells Fargo Bank, National Association, dated December 11, 2008	10-K (0-33377)	March 9, 2009	10.2

10.3	Amended and Restated Sale and Servicing Agreement by and among MCG Capital Corporation, MCG Commercial Loan Funding Trust, Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, dated as of February 26, 2009	8-K (0-33377)	February 27, 2009	10.2

10.4	Indenture by and between MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.24

10.5	Collateral Management Agreement, by and between MCG Commercial Loan Trust 2006-1 and MCG Capital Corporation, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.25

10.6	Class A-2 Note Purchase Agreement by and among MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.26

10.7
Class A-3 Note Purchase Agreement, by and among MCG Commercial Loan Trust 2006-1, North Sea Funding Europe Asset Purchasing Company No. 1 B.V. and Wells Fargo Bank, National Association, dated as of April 18, 2006
		N-2 (333-133669)	May 1, 2006	99.f.27

10.8	Class A-3 Note Purchase Agreement by and among MCG Commercial Loan Trust 2006-1, Barclays Bank PLC and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.28

10.9	Note Purchase Agreement by and among MCG Capital Corporation and the Purchasers of 6.73% Senior Notes listed therein, dated as of October 11, 2005	8-K (0-33377)	October 12, 2005	99.1

10.10	First Amendment to the Note Purchase Agreement by and among MCG Capital Corporation and the Holders of 6.73% Senior Notes under the October 11, 2005 Note Purchase Agreement, dated as of February 26, 2009	8-K (0-33377)	February 27, 2009	10.3

10.11	Second Amendment Agreement by and among MCG Capital Corporation and the Holders of 6.73% Senior Notes under the October 11, 2005 Note Purchase Agreement, dated as of October 28, 2009	8-K (0-33377)	October 29, 2009	10.1

10.12	Note Purchase Agreement by and among MCG Capital Corporation and the Purchasers of 6.71% Senior Notes listed therein, dated as of October 3, 2007	8-K (0-33377)	October 9, 2007	99.1

10.13	First Amendment to the Note Purchase Agreement by and among MCG Capital Corporation and the Holders of 6.71% Senior Notes under the October 3, 2007 Note Purchase Agreement, dated as of February 26, 2009	8-K (0-33377)	February 27, 2009	10.4

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K

10.14	Second Amendment Agreement by and among MCG Capital Corporation and the Holders of 6.71% Senior Notes under the October 3, 2007 Note Purchase Agreement, dated as of October 28, 2009	8-K (0-33377)	October 29, 2009	10.2

	Material Contracts—Leases

10.15	Deed of Lease by and between Twin Towers II Associates Limited Partnership, as landlord, and MCG Capital Corporation, as tenant, dated as of September 24, 2002	10-Q (0-33377)	November 14, 2002	10.50

10.16	First Amendment to Deed of Lease by and between Twin Towers II Property Associates, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 30, 2006	10-K (0-33377)	March 1, 2007	10.73

10.17	Partial Termination of Deed of Lease by and between 1000-1100 Wilson Owner, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 15, 2008	10-K (0-33377)	March 9, 2009	10.24

	Material Contracts—Management Contracts and Compensation Plans

10.18#	MCG Capital Corporation Supplemental Non-Qualified Retirement Plan Amended and Restated as of January 1, 2005	10-Q (0-33377)	November 7, 2006	10.70

10.19#	Amendment to the MCG Capital Corporation Supplemental Non-Qualified Retirement Plan, Amended and Restated as of January 1, 2005, dated as of December 30, 2008	10-K (0-33377)	March 9, 2009	10.26

10.20#	MCG Capital Corporation 401(k) Plan	N-2 (333-64596)	July 5, 2001	99.i.1

10.21#	MCG Capital Corporation Dividend Reinvestment Plan	N-2 (333-64596)	November 1, 2001	99.e

10.22#	MCG Capital Corporation Amended and Restated 2006 Non-Employee Director Restricted Stock Plan	8-K (0-33377)	May 7, 2008	99.2

10.23#	MCG Capital Corporation Amended and Restated 2006 Employee Restricted Stock Plan	8-K (0-33377)	May 7, 2008	99.1

10.24#	Form of Restricted Stock Agreement for Non-Employee Members of the Board of Directors (pursuant to the Amended and Restated 2006 Non-Employee Director Restricted Stock Plan)	10-K (0-33377)	March 1, 2007	10.75

10.25#	Form of Restricted Stock Agreement for Employees (pursuant to the Amended and Restated 2006 Employee Restricted Stock Plan)	10-K (0-33377)	March 9, 2009	10.34

10.26#	Restricted Stock Agreement by and between MCG Capital Corporation and Robert J. Merrick, dated November 21, 2006	10-K (0-33377)	March 9, 2009	10.35

10.27#	Restricted Stock Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated November 21, 2006	10-K (0-33377)	March 9, 2009	10.36

10.28#	Restricted Stock Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated November 21, 2006	10-K (0-33377)	March 9, 2009	10.37

10.29#	MCG Capital Corporation 2008 Retention Program	10-Q (0-33377)	August 8, 2008	10.3

10.30#	Form of Restricted Stock Agreement for MCG Employees under 2008 Retention Program	10-Q (0-33377)	October 31, 2008	10.3

10.31#	Employment Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated as of September 18, 2006	8-K (0-33377)	September 19, 2006	10.1

10.32#	Amendment to Employment Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated as of December 23, 2008	10-K (0-33377)	March 9, 2009	10.41

10.33#	Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of September 18, 2006	8-K (0-33377)	September 19, 2006	10.2

10.34#	Amendment to Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of December 31, 2008	10-K (0-33377)	March 9, 2009	10.43

10.35#	Employment Agreement by and between MCG Capital Corporation and Robert J. Merrick, dated as of September 18, 2006	8-K (0-33377)	September 19, 2006	10.3

10.36#	Amendment to Employment Agreement by and between MCG Capital Corporation and Robert J. Merrick, dated as of December 23, 2008	10-K (0-33377)	March 9, 2009	10.45

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K

10.37#	Employment Agreement by and between MCG Capital Corporation and Samuel G. Rubenstein, dated as of March 1, 2007	10-K (0-33377)	March 1, 2007	10.74

10.38#	Amendment to Employment Agreement by and between MCG Capital Corporation and Samuel G. Rubenstein, dated as of December 23, 2008	10-K (0-33377)	March 9, 2009	10.47

10.39#	Employment Agreement by and between MCG Capital Corporation and Stephen J. Bacica, dated as of October 28, 2008	10-Q (0-33377)	October 31, 2008	10.2

10.40#	Amendment to Employment Agreement by and between MCG Capital Corporation and Stephen J. Bacica, dated as of December 23, 2008	10-K (0-33377)	March 9, 2009	10.50

10.41#	MCG Capital Corporation 2009 Annual Incentive Cash Bonus Plan	8-K (0-33377)	July 24, 2009	10.1

10.42#	MCG Capital Corporation 2009 Long-Term Incentive Program	8-K (0-33377)	July 24, 2009	10.2

10.43#	Non-Employee Director Compensation Summary				*

	Material Contracts—Other

10.44	Settlement Agreement by and among Springbok Capital Management, LLC, Springbok Capital Onshore, LLC, Gavin Saitowitz, Soundpost Partners, LP, Jaime Lester, Lyrical Partners, L.P., Jeffrey Keswin, Edward Gage, Robert S. Everett and MCG Capital Corporation, dated as of April 24, 2009	8-K (0-33377)	April 28, 2009	10.1

	Subsidiaries of the Registrant

21	Subsidiaries of MCG Capital Corporation and Jurisdiction of Incorporation/Organization				*

	Consents of Experts

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2010.

MCG CAPITAL CORPORATION

By:	/S/ STEVEN F. TUNNEY

Steven F. Tunney
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven F. Tunney	President and Chief Executive Officer, Director
Steven F. Tunney	(Principal Executive Officer)	March 4, 2010

/s/ Stephen J. Bacica	Executive Vice President and Chief Financial Officer
Stephen J. Bacica	(Principal Financial Officer)	March 4, 2010

/s/ Linda A. Nimmons	Senior Vice President and Chief Accounting Officer
Linda A. Nimmons	(Principal Accounting Officer)	March 4, 2010

/s/ B. Hagen Saville
B. Hagen Saville	Director and Executive Vice President	March 4, 2010

/s/ Richard W. Neu
Richard W. Neu	Chairman of the Board and Director	March 4, 2010

/s/ A. Hugh Ewing, III
A. Hugh Ewing, III	Director	March 4, 2010

/s/ Kim D. Kelly
Kim D. Kelly	Director	March 4, 2010

/s/ Wallace B. Millner, III
Wallace B. Millner, III	Director	March 4, 2010

/s/ Kenneth J. O’Keefe
Kenneth J. O’Keefe	Director	March 4, 2010

/s/ Gavin Saitowitz
Gavin Saitowitz	Director	March 4, 2010