Form 10-Q
period 2010-03-31
MCG CAPITAL CORP
filed 2010-05-04
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

None

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of April 29, 2010, there were 76,553,845 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)	March 31, 2010	December 31, 2009
	(unaudited)
Assets

Cash and cash equivalents	$54,563	$54,187

Cash, securitization accounts	94,605	109,141

Cash, restricted	9,038	21,232

Investments at fair value
Non-affiliate investments (cost of $574,631 and $560,347, respectively)	550,988	531,974
Affiliate investments (cost of $25,959 and $38,845, respectively)	32,702	44,388
Control investments (cost of $559,204 and $555,732, respectively)	407,342	409,984

Total investments (cost of $1,159,794 and $1,154,924, respectively)	991,032	986,346

Interest receivable	7,638	6,025

Other assets	14,509	14,218

Total assets	$1,171,385	$1,191,149

Liabilities

Borrowings (maturing within one year of $608 and $13,327, respectively)	$534,892	$557,848

Interest payable	3,410	2,736

Other liabilities	10,186	14,882

Total liabilities	548,488	575,466

Stockholders’ equity

Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—

Common stock, par value $0.01, authorized 200,000 shares on March 31, 2010 and December 31, 2009, 76,338 issued and outstanding on March 31, 2010 and 76,394 issued and outstanding on December 31, 2009	763	764

Paid-in capital	1,006,337	1,005,085

Distributions in excess of earnings
Paid-in capital	(162,783)	(162,783)
Other	(51,006)	(57,066)

Net unrealized depreciation on investments	(170,414)	(170,317)

Total stockholders’ equity	622,897	615,683

Total liabilities and stockholders’ equity	$1,171,385	$1,191,149

Net asset value per common share at end of period	$8.16	$8.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2010	2009
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$14,846	$15,667
Affiliate investments (5% to 25% owned)	982	1,141
Control investments (more than 25% owned)	5,783	9,789

Total interest and dividend income	21,611	26,597

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	22	725
Control investments (more than 25% owned)	113	484

Total advisory fees and other income	135	1,209

Total revenue	21,746	27,806

Operating expenses
Interest expense	4,473	6,558
Employee compensation
Salaries and benefits	4,796	3,798
Amortization of employee restricted stock awards	1,227	1,537

Total employee compensation	6,023	5,335
General and administrative expense	2,811	3,975

Total operating expenses	13,307	15,868

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit)	8,439	11,938

Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	(2,267)	(65)
Affiliate investments (5% to 25% owned)	—	(1,947)
Control investments (more than 25% owned)	—	16,265

Total net realized (loss) gain on investments	(2,267)	14,253

Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	4,730	(19,592)
Affiliate investments (5% to 25% owned)	1,200	1,617
Control investments (more than 25% owned)	(6,114)	(64,256)
Derivative and other fair value adjustments	87	(353)

Total net unrealized depreciation on investments	(97)	(82,584)

Net investment loss before income tax provision (benefit)	(2,364)	(68,331)
(Loss) gain on extinguishment of debt before income tax provision (benefit)	(58)	5,275
Income tax provision (benefit)	62	(172)

Net income (loss)	$5,955	$(50,946)

Earnings (loss) per basic and diluted common share	$0.08	$(0.68)
Cash distributions declared per common share	$—	$—
Weighted-average common shares outstanding—basic and diluted	76,339	74,498

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2010	2009
Increase (decrease) in net assets from operations

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (provision) benefit	$8,439	$11,938

Net realized (loss) gain on investments	(2,267)	14,253

Net unrealized depreciation on investments	(97)	(82,584)

(Loss) gain on extinguishment of debt	(58)	5,275

Income tax (provision) benefit	(62)	172

Net income (loss)	5,955	(50,946)

Capital share transactions

Amortization of restricted stock awards
Employee	1,227	1,537
Non-employee director	26	60

Forfeiture of restricted stock awards and dividends	6	—

Cancellation of common stock held as collateral for stockholder loans	—	(22)

Stockholder loans

Unrealized appreciation on stockholder loans	—	(31)

Repayment of stockholder loans	—	22

Net increase in net assets resulting from capital share transactions	1,259	1,566

Total increase (decrease) in net assets	7,214	(49,380)

Net assets

Beginning of period	615,683	658,911

End of period	$622,897	$609,531

Net asset value per common share at end of period	$8.16	$8.02

Common shares outstanding at end of period	76,338	76,027

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities
Net income (loss)	$5,955	$(50,946)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Investments in portfolio companies	(35,408)	(45,648)
Principal collections related to investment repayments or sales	33,044	67,102
Increase in interest receivable, accrued payment-in-kind interest and dividends	(6,385)	(2,644)
Amortization of restricted stock awards
Employee	1,227	1,537
Non-employee director	26	60
Decrease in cash—securitization accounts from interest collections	4,001	3,776
Depreciation and amortization	1,101	1,441
Unrealized appreciation on stockholder loans	—	(31)
Decrease in other assets	113	628
Decrease in other liabilities	(3,935)	(2,663)
Net realized loss (gain) on investments	2,267	(14,253)
Net change in unrealized depreciation on investments	97	82,584
Loss (gain) on extinguishment of debt	58	(5,275)

Net cash provided by operating activities	2,161	35,668

Cash flows from financing activities
Payments on borrowings	(23,014)	(25,129)
Proceeds from borrowings	—	25,000
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	10,535	(8,084)
Restricted cash	12,194	(19,122)
Payment of financing costs	(1,500)	(4,152)

Net cash used in financing activities	(1,785)	(31,487)

Net increase in cash and cash equivalents	376	4,181

Cash and cash equivalents
Beginning balance	54,187	46,149

Ending balance	$54,563	$50,330

Supplemental disclosure of cash flow information
Interest paid	$3,049	$7,094
Income taxes paid	188	99
Payment-in-kind interest collected	405	365
Dividend income collected	—	5,196

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2010 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14)(1)	$14,616	$14,534	$14,534
		Preferred Units (10.8%, 17,100 units)(1)		21,446	31,675
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.(6)	Communications-CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,139
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,695
		Class A Common Stock (4,698,987 shares)		—	—

GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt A (4.3%, Due 12/16)(1)	20,720	18,552	18,552
		Senior Debt B (4.3%, Due 12/16)(1)(7)	3,000	2,747	2,893
		Subordinated Debt (14.0%, Due 12/16)(1)(7)	9,404	6,975	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,109	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—

Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,200	9,136	9,136
		Series A Preferred Units (10.0%, 86,000 units)		9,095	783
		Series B Preferred Units (10.0%, 30,000 units)		3,000	105

Jet Plastica Investors, LLC (2)	Plastic Products	Senior Debt (9.2%, Due 12/12)(1)	12,798	12,714	12,714
		Subordinated Debt A (15.5%, Due 3/13)(1)	19,358	19,179	19,179
		Subordinated Debt B (17.0%, Due 3/13)(1)(7)	20,394	17,560	4,225
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—

JetBroadband Holdings, LLC (2)	Cable	Subordinated Unsecured Debt (14.9%, Due 8/15-2/16)	28,719	28,563	28,563
		Series A Preferred Units (10.0%, 133,204 units)		18,471	10,920
		Series B Preferred Units (24,441 units)		5,000	10,000

MTP Holding, LLC(6)	Communications-Other	Common LLC Interest (79,171 units)		3	105

NPS Holding Group, LLC(2)(5)	Business Services	Senior Debt A1 (6.0%, Due 6/13)(1)	4,702	3,411	3,931
		Senior Debt A2 (6.0%, Due 6/13)(1)(7)	2,069	1,904	—
		Senior Debt A3 (6.0%, Due 6/13)(1)(7)	7,872	6,228	—
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Units (36,500 units)		—	—

Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,233	16,233
		Preferred LLC Interest (10.0%, 120,000 units)		13,996	13,317

PremierGarage Holdings, LLC (2)(6)	Home Furnishings	Senior Debt (8.0%, Due 12/10-9/11)(1)(7)	9,973	9,069	9,778
		Preferred LLC Units (400 units)		400	—
		Common LLC Units (79,935 units)		4,971	—

RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt (7.0%, Due 12/10)(1)	8,500	8,488	8,488
		Subordinated Debt (15.0%, Due 12/11)(1)	10,216	10,190	10,190
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	125

Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	21,381	21,301	21,301
		Preferred Units (8.0%, 125,400 units)		15,566	17,609

Total Sleep Holdings, Inc. (2)(6)	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	12,278	11,780	4,152
		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—

Total Control Investments (represents 41.1% of total investments at fair value)				559,204	407,342

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2010 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.4%, Due 10/11)(1)	$5,775	$5,698	$5,693
		Subordinated Debt (16.0%, Due 4/12)(1)	5,176	5,096	5,041
		Series A Preferred Stock (20.0%, 49 shares)		297	45
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—

Cherry Hill Holdings, Inc.(6)	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	867

Stratford School Holdings, Inc.(2)	Education	Senior Debt (6.9%, Due 7/11-9/11)(1)	3,440	3,410	3,403
		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,697	6,697
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		270	7,492
		Warrants to purchase Common Stock (expire 5/15)(1)		67	1,964

Sunshine Media Delaware, LLC(2)(6)	Publishing	Common Stock (145 shares)		581	—
		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—

Velocity Technology Enterprises, Inc.(2)	Business Services	Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 3.3% of total investments at fair value)				25,959	32,702

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2010 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, lnc.(2)	Consumer Products	Senior Debt (10.2%, Due 6/12)(1)(8)	$25,461	$24,640	$16,979
		Subordinated Debt (17.0%, Due 9/12)(1)(7)	15,909	12,052	—
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (7.3%, Due 12/12)(1)	5,980	5,961	5,961
		Subordinated Debt (10.1%, Due 12/12)(1)	2,508	2,466	2,399
		Warrants to purchase Common Stock (expire 11/15)		—	131

B & H Education, Inc.	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,716	5,358

Coastal Sunbelt Holding, Inc. (2)	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	21,936	21,725	21,725
		Subordinated Debt (16.0%, Due 8/15)(1)	8,594	8,520	8,520

Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,206	2,197	2,197

		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	543
		Warrants to purchase Class B Common Stock		—	—

Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.9%, Due 06/13)(1)	7,732	7,560	6,431

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (13.0%, Due 12/13)(1)(8)	23,184	22,817	17,005

CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	597	426

Dayton Parts Holdings, LLC (6)	Auto Parts	Preferred LLC Interest (10.0%, 16,470 units)		631	513
		Class A Common LLC Interest (8.0%, 10,980 units)		400	—

Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	4,887	4,834	4,834

Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (9.5%, Due 6/11)(1)	4,640	4,615	4,615
		Subordinated Debt (17.0%, Due 12/11)(1)	9,764	9,706	9,706

G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (7.8%, Due 5/14)(1)	17,500	17,048	15,863
		Series A Preferred Shares (14.0%, 5,000,000 shares)		6,897	6,898
		Class C Shares (621,907 shares)		529	313

Golden Knight II CLO, Ltd. (6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	2,175

GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	7,673	7,618	7,538
		Subordinated Debt (14.0%, Due 8/13)(1)	8,008	7,977	7,977
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	2,030

Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,667	21

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,122	6,122
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(12)		424	22,593

Lambeau Telecom Company, LLC	Communications-CLEC	Senior Debt (12.0%, Due 2/13)(8)	1,319	1,279	1,037

Legacy Cabinets, Inc.(6)	Home Furnishings	Subordinated Debt (12.5%, Due 8/13)(1)(7)	2,328	2,184	—

LMS INTELLIBOUND, INC.(2)	Logistics	Senior Debt (8.6%, Due 3/14–6/14)(1)	24,590	24,283	24,283
		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,854	6,854

Massage Envy, LLC	Leisure Activities	Senior Debt (11.0%, Due 12/14)(1)	11,850	11,607	11,607

Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (16.0%, Due 4/14)(1)	13,006	12,873	12,873

		Preferred Units (10.0%, 1,250,000 units)		1,467	1,587
		Class A Common Units (1,250,000 units)		—	71

MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	32,523	32,414	32,414
		Class A LLC Interest (4,712,042 units)		3,000	9,486

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2010 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Metropolitan Telecommunications Holding Company(2)	Communications- CLEC	Senior Debt (11.3%, Due 12/11)(1)	$19,179	$19,127	$19,127
		Warrants to purchase Common Stock (expire 9/13)		1,843	10,403

Miles Media Group, LLC(2)	Business Services	Senior Debt (12.5%, Due 6/13)(1)	17,143	16,890	16,890

NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,325	19,176	19,175
		Subordinated Debt (15.0%, Due 9/14)(1)	22,664	22,607	22,607
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	569

Philadelphia Newspapers, LLC(6)(11)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,070	—

Provo Craft & Novelty Inc.	Leisure Activities	Senior Debt (8.0%, Due 3/16)(1)	10,000	9,720	9,720

Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (6.3%, Due 5/11)(1)	15,500	15,484	15,484
		Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,962	17,962
		Preferred LLC Interest (1,000,000 units)		662	1,617

Restaurant Technologies, Inc.	Food Services	Senior Debt (17.6%, Due 2/12)(1)	40,532	40,305	40,305
		Common Stock (47,512 shares)		352	61
		Warrants to purchase Common Stock (expire 6/14)		—	322

Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (15.5%, Due 8/11)(1)(8)	26,758	25,950	24,952

Sorenson Communications, Inc.	Information Services	Senior Debt (6.0%, Due 04/14)(1)	8,449	8,246	8,246

Summit Business Media Intermediate Holding Company, LLC(6)	Information Services	Subordinated Debt (15.0%, Due 7/14)(1)(7)	6,896	5,995	295

Teleguam Holdings, LLC(2)	Communications- Other	Subordinated Debt (7.3%, Due 10/12)(1)	20,000	19,887	18,147

The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	10

The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (17.0%, Due 11/14)(1)	14,772	14,772	14,772

ValuePage, Inc.(6)	Communications- Other	Senior Debt (12.8%, Due 6/08)(7)	1,286	993	13

VOX Communications Group Holdings, LLC(2)(6)	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,540	10,462	6,058
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,238	1,414	—

VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—

Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (2.5%, Due 2/14)(1)	3,880	3,896	3,538

Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (11.5%, Due 4/12-4/13)(1)(8)	20,049	19,886	19,814
		Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 55.6% of total investments at fair value)				574,631	550,988

Total Investments				$1,159,794	$991,032

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2010 (unaudited)

(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value(a)
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	10.0%	11/10	$16,000	$—	$(330)
	Interest Rate Swap—Pay Fixed/Receive Floating	14.0%	11/10	8,000	—	(165)
	Interest Rate Swap—Pay Fixed/Receive Floating	13.0%	08/11	12,500	—	(279)
	Interest Rate Swap—Pay Fixed/Receive Floating	9.0%	08/11	8,681	—	(193)

Total Interest Rate Swaps				$45,181	$—	$(967)

(a)	We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14)(1)	$14,436	$14,349	$14,349
		Preferred Units (10.8%, 17,100 units)(1)		20,878	26,601
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.(6)	Communications-CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,139
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,695
		Class A Common Stock (4,698,987 shares)		—	—

GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt A (4.3%, Due 12/16)(1)	20,720	18,537	18,537
		Senior Debt B (4.3%, Due 12/16)(1)(7)	3,000	2,799	2,963
		Subordinated Debt (14.0%, Due 12/16)(1)(7)	9,086	6,975	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,067	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—

Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,000	8,926	8,926
		Series A Preferred Units (10.0%, 86,000 units)		9,095	1,330
		Series B Preferred Units (10.0%, 30,000 units)		3,000	159

Jet Plastica Investors, LLC (2)	Plastic Products	Senior Debt (9.3%, Due 12/12)(1)	12,533	12,441	12,441
		Subordinated Debt A (15.5%, Due 3/13)(1)	18,713	18,520	18,520
		Subordinated Debt B (17.0%, Due 3/13)(1)(8)	19,563	17,560	11,826
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—

JetBroadband Holdings, LLC (2)	Cable	Subordinated Unsecured Debt (14.9%, Due 8/15-2/16)	28,603	28,440	28,440
		Series A Preferred Units (10.0%, 133,204 units)		18,471	11,809
		Series B Preferred Units (24,441 units)		5,000	10,000

MTP Holding, LLC(6)	Communications-Other	Common LLC Interest (79,171 units)		3	28

NPS Holding Group, LLC(2)(5)	Business Services	Senior Debt A1 (6.0%, Due 6/13)(1)	4,702	3,382	3,382
		Senior Debt A2 (6.0%, Due 6/13)(1)(7)	2,069	1,922	149
		Senior Debt A3 (6.0%, Due 6/13)(1)(7)	7,873	6,228	—
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Units (36,500 units)		—	—

Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,225	16,225
		Preferred LLC Interest (10.0%, 120,000 units)		13,996	12,251

PremierGarage Holdings, LLC (2)(6)	Home Furnishings	Senior Debt (8.0%, Due 12/10-9/11)(1)(7)	9,953	9,149	9,887
		Preferred LLC Units (400 units)		400	289
		Common LLC Units (79,935 units)		4,971	—

RadioPharmacy Investors, LLC (2)	Healthcare	Senior Debt (7.0%, Due 12/10)(1)	8,500	8,484	8,484
		Subordinated Debt (15.0%, Due 12/11)(1)	10,140	10,111	10,111
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	69

Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	20,212	20,126	20,126
		Preferred Units (8.0%, 125,400 units)		15,272	18,977

Total Sleep Holdings, Inc. (2)(6)	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	12,037	11,780	5,271
		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—

Total Control Investments (represents 41.6% of total investments at fair value)				555,732	409,984

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Affiliate Investments(3):
Advanced Sleep Concepts, Inc. (2)	Home Furnishings	Senior Debt (13.3%, Due 10/11)(1)	$5,985	$5,890	$5,627
		Subordinated Debt (16.0%, Due 4/12)(1)	5,125	5,034	4,817
		Series A Preferred Stock (20.0%, 49 shares)		297	—
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—

Cherry Hill Holdings, Inc. (6)	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	906

Stratford School Holdings, Inc.(2)	Education	Senior Debt (6.9%, Due 7/11-9/11)(1)	3,440	3,404	3,368
		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,695	6,695
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		240	6,835
		Warrants to purchase Common Stock (expire 5/15)(1)		67	1,846

Sunshine Media Delaware, LLC (2)(6)	Publishing	Common Stock (145 shares)		581	—
		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—

Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (7.8%, Due 12/12)(1)	12,859	12,794	12,794
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 4.5% of total investments at fair value)				38,845	44,388

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, Inc.(2)	Consumer Products	Senior Debt (10.3%, Due 6/12)(1)(8)	$24,601	$24,155	$18,665

		Subordinated Debt (17.0%, Due 9/12)(1)(7)	15,446	12,437	—
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—

Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (7.3%, Due 12/12)(1)	6,280	6,258	6,258
		Subordinated Debt (10.1%, Due 12/12)(1)	2,488	2,442	2,358
		Warrants to purchase Common Stock (expire 11/15)		—	95

Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (12.0%, Due 3/10)(1)	2,567	2,559	2,559

B & H Education, Inc.	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,669	5,383

BLI Holdings, Inc.(2)	Drugs	Senior Debt (11.3%, Due 2/10)(1)	10,393	10,216	10,213

Coastal Sunbelt Holding, Inc. (2)	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	22,061	21,838	21,838
		Subordinated Debt (16.0%, Due 8/15)(1)	8,509	8,430	8,430

Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,190	2,180	2,178

		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	525
		Warrants to purchase Class B Common Stock		—	—

Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.1%, Due 7/12-10/12)(1)(8)	9,499	9,350	8,105

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.8%, Due 12/13)(1)	20,000	19,805	13,998

CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	597	409

Dayton Parts Holdings, LLC (6)	Auto Parts	Preferred LLC Interest (10.0%, 16,470 units)		631	615

		Class A Common LLC Interest (8.0%, 10,980 units)		400	—
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	6,015	5,958	5,958

Equibrand Holding Corporation (2)	Leisure Activities	Senior Debt (9.5%, Due 6/11)(1)	4,640	4,609	4,609

		Subordinated Debt (17.0%, Due 12/11)(1)	9,643	9,577	9,577
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (7.8%, Due 5/14)(1)	17,500	17,021	15,778
		Series A Preferred Shares (14.0%, 5,000,000 shares)		6,667	6,667
		Class C Shares (621,907 shares)		529	370

Golden Knight II CLO, Ltd. (6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	1,836

GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	7,673	7,611	7,527
		Subordinated Debt (14.0%, Due 8/13)(1)	7,968	7,935	7,935
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	2,774

Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,667	21

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,019	6,019
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(12)		422	20,478

Lambeau Telecom Company, LLC	Communications-CLEC	Senior Debt (12.0%, Due 2/13)(8)	1,380	1,353	1,059

Legacy Cabinets, Inc.(6)	Home Furnishings	Subordinated Debt (12.5%, Due 8/13)(1)(7)	2,328	2,184	—

LMS INTELLIBOUND, INC.(2)	Logistics	Senior Debt (8.6%, Due 3/14–6/14)(1)	25,193	24,848	24,848
		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,846	6,846

Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (16.0%, Due 4/14)(1)	12,894	12,753	12,753

		Preferred Units (10.0%, 1,250,000 units)		1,432	1,432
		Class A Common Units (1,250,000 units)		—	—

MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	32,307	32,186	32,186
		Class A LLC Interest (4,712,042 units)		3,000	9,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Metropolitan Telecommunications Holding Company(2)	Communications- CLEC	Senior Debt (10.8%, Due 12/11)(1)	$20,327	$20,247	$20,247

		Warrants to purchase Common Stock (expire 9/13)		1,843	9,989

Miles Media Group, LLC(2)	Business Services	Senior Debt (12.5%, Due 6/13)(1)	17,369	17,095	17,095

NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,373	19,209	18,473
		Subordinated Debt (15.0%, Due 9/14)(1)	22,384	22,323	22,323
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	568

Philadelphia Newspapers, LLC (6)(11)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,070	—

Powercom Corporation(6)	Communications- CLEC	Warrants to purchase Class A Common Stock (expire 6/14)		286	—

Quantum Medical Holdings, LLC (2)	Laboratory Instruments	Senior Debt (6.3%, Due 5/11)(1)	15,500	15,481	15,481

		Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,952	17,952
		Preferred LLC Interest (1,000,000 units)		640	1,357

Restaurant Technologies, Inc.	Food Services	Senior Debt (17.6%, Due 2/12)(1)	39,824	39,567	39,567

		Common Stock (47,512 shares)		352	51
		Warrants to purchase Common Stock (expire 6/14)		—	149

Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (15.5%, Due 8/11)(1)(8)	26,559	25,964	24,730

Summit Business Media Intermediate Holding Company, LLC(6)	Information Services	Subordinated Debt (15.0%, Due 7/14)(1)(7)	6,647	5,996	896

Teleguam Holdings, LLC(2)	Communications- Other	Subordinated Debt (7.2%, Due 10/12)(1)	20,000	19,876	17,989

The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	7

The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (17.0%, Due 11/14)(1)	14,662	14,662	14,662

ValuePage, Inc.(6)	Communications- Other	Senior Debt (12.8%, Due 6/08)(7)	1,274	993	3

VOX Communications Group Holdings, LLC(2)(6)	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,483	10,463	6,025
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,170	1,414	—

VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—

WebMediaBrands Inc.(6)	Information Services	Common Stock (148,373 shares)		2,115	131

Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (2.5%, Due 2/14)(1)	3,890	3,908	3,354

Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (11.5%, Due 4/12-4/13)(1)(8)	20,208	20,055	19,630
		Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 53.9% of total investments at fair value)				560,347	531,974

Total Investments				$1,154,924	$986,346

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2009

(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value(a)
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	10.0%	11/10	$16,000	$—	$(426)
	Interest Rate Swap—Pay Fixed/Receive Floating	14.0%	11/10	8,000	—	(213)
	Interest Rate Swap—Pay Fixed/Receive Floating	13.0%	08/11	12,500	—	(245)
	Interest Rate Swap—Pay Fixed/Receive Floating	9.0%	08/11	8,681	—	(170)

Total Interest Rate Swaps				$45,181	$—	$(1,054)

(a)	We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets.

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

(10)	On April 29, 2008, Home Interiors & Gifts, Inc. filed for Chapter 11 bankruptcy protection.
(11)	On February 22, 2009, Philadelphia Newspapers, LLC filed for Chapter 11 bankruptcy protection.
(12)

On February 24, 2010, we exercised warrants to purchase 100,000 shares of common stock of Jenzabar, Inc. and we submitted the requisite payments for this stock. Our receipt of the common stock certificates from Jenzabar is pending.

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

Taxable Subsidiaries—We currently qualify as a regulated investment company, or RIC, for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries, or Taxable Subsidiaries, which each hold one or more portfolio investments listed on our Consolidated Schedule of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC (or other pass-through entity) portfolio investment would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statement of Operations.

The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital I, L.P.; Solutions Capital G.P., LLC; and MCG’s special-purpose financing subsidiaries: MCG Finance V, LLC and MCG Finance VII, LLC.

BASIS OF PRESENTATION AND USE OF ESTIMATES

These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date of March 31, 2010 through the date these financial statements were issued.

Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Condensed Consolidated Financial Statements and accompanying notes. Although we believe the estimates and assumptions used in preparing these Condensed Consolidated Financial Statements and related notes are reasonable, actual results could differ materially.

Interim results are not necessarily indicative of results for a full year. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

CERTAIN RISKS AND UNCERTAINTIES

Since late 2007, the United States economy has been in a recession which has had a severe adverse impact on many companies, especially those in the financial services sector. These economic conditions continue to constrain the availability of debt and equity capital. Generally, the limited amount of available debt financing in the capital markets has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available in the past. In addition, during the quarter ended March 31, 2010, the price of our common stock continued to trade below our net asset value, thereby making it undesirable to issue additional shares of our common stock. To address the diminished availability of debt and equity capital in 2008 and 2009, we undertook a number of initiatives aimed at securing our borrowing facilities and improving our liquidity, including the monetization of certain investments, the suspension of both origination activity and dividend distributions and the reduction of general and administrative costs. We have concluded that the implementation of these initiatives, combined with modest improvements in the economy beginning in mid-2009, have improved our financial and liquidity metrics sufficiently to allow us to begin origination activities and dividend distributions. Although there can be no assurance, we believe we have sufficient liquidity to meet our 2010 operating requirements, as well as liquidity for new origination opportunities and dividend distributions.

RECENT ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS

In January 2010, FASB issued Accounting Standard Update No. 2010-06—Improving Disclosures about Fair Value Measurements, or ASU 2010-06. The January 2010 update amends Accounting Standards Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820, to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted this standard beginning with our financial statements ending March 31, 2010. Our adoption of this standard did not affect our financial position or results of operations.

NOTE 2—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments
Senior secured debt	$406,111	35.0%	$406,182	35.2%
Subordinated debt
Secured	329,446	28.4	323,575	28.0
Unsecured	38,576	3.3	38,436	3.3

Total debt investments	774,133	66.7	768,193	66.5

Equity investments
Preferred equity	366,747	31.6	365,418	31.6
Common/common equivalents equity	18,914	1.7	21,313	1.9

Total equity investments	385,661	33.3	386,731	33.5

Total investments	$1,159,794	100.0%	$1,154,924	100.0%

The following table summarizes the composition of our investment portfolio at fair value:
	March 31, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$379,600	38.3%	$379,457	38.5%
Subordinated debt
Secured	272,713	27.5	275,398	27.9
Unsecured	30,760	3.1	30,618	3.1

Total debt investments	683,073	68.9	685,473	69.5

Equity investments
Preferred equity	261,931	26.4	257,984	26.2
Common/common equivalents equity	46,028	4.7	42,889	4.3

Total equity investments	307,959	31.1	300,873	30.5

Total investments	$991,032	100.0%	$986,346	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 17.6%, a portion of which may be deferred. As of March 31, 2010, approximately 56.1% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 43.9% of the fair value of our loan portfolio was at fixed rates. As of March 31, 2010, approximately 38.4% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 3.5% on the LIBOR base index and prime floors between 3.0% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the cost of loans more than 90 days past due and loans on non-accrual status:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$22,376	2.89%	$22,377	2.91%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$22,376	2.89%	$22,377	2.91%

Loans on non-accrual status
0 to 90 days past due	$77,653	10.03%	$60,629	7.89%
Greater than 90 days past due	22,376	2.89	22,377	2.91

Total loans on non-accrual status	$100,029	12.92%	$83,006	10.80%

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:
	March 31, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$6,092	0.89%	$6,049	0.88%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$6,092	0.89%	$6,049	0.88%

Loans on non-accrual status
0 to 90 days past due	$21,768	3.19%	$19,575	2.86%
Greater than 90 days past due	6,092	0.89	6,049	0.88

Total loans on non-accrual status	$27,860	4.08%	$25,624	3.74%

The following table summarizes our investment portfolio by industry at cost:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$181,728	15.7%	$183,208	15.9%
Communications—other	20,883	1.8	20,872	1.8
Cable	126,670	10.9	126,059	10.9
Healthcare	134,601	11.6	136,645	11.8
Food services	70,902	6.1	70,187	6.1
Broadcasting	76,171	6.6	76,223	6.6
Plastic products	98,239	8.5	97,197	8.4
Electronics	42,834	3.7	42,583	3.7
Business services	61,050	5.3	74,207	6.4
Sporting goods	36,867	3.2	35,398	3.1
Leisure activities	35,648	3.1	14,186	1.2
Laboratory instruments	34,108	2.9	34,073	3.0
Logistics	31,137	2.7	31,694	2.7
Technology	7,644	0.7	7,539	0.7
Education	12,160	1.1	12,075	1.0
Insurance	24,474	2.1	24,217	2.1
Home furnishings	32,851	2.8	33,061	2.9
Publishing	24,462	2.1	21,450	1.8
Consumer products	40,079	3.5	39,979	3.5
Information services	19,075	1.6	14,069	1.2
Other media	21,231	1.8	21,021	1.8
Drugs	—	—	10,216	0.9
Other(a)	26,980	2.2	28,765	2.5

Total	$1,159,794	100.0%	$1,154,924	100.0%

(a)	No individual industry within this category exceeds 1%.

The following table summarizes our investment portfolio by industry at fair value:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC	$169,401	17.1%	$170,129	17.2%
Communications—other	18,265	1.8	18,020	1.8
Cable	133,733	13.5	128,386	13.0
Healthcare	96,931	9.8	100,278	10.2
Food services	70,933	7.2	70,035	7.1
Broadcasting	52,455	5.3	52,255	5.3
Plastic products	50,890	5.1	57,449	5.8
Electronics	43,069	4.4	42,082	4.3
Business services	42,135	4.3	54,550	5.6
Sporting goods	38,910	3.9	39,103	4.0
Leisure activities	35,648	3.6	14,186	1.4
Laboratory instruments	35,063	3.5	34,790	3.5
Logistics	31,137	3.1	31,694	3.2
Technology	29,813	3.0	27,595	2.8
Education	24,914	2.5	24,127	2.5
Insurance	23,074	2.3	22,815	2.3
Home furnishings	21,004	2.1	21,050	2.1
Publishing	17,005	1.7	13,998	1.4
Consumer products	16,979	1.7	18,665	1.9
Information services	13,375	1.4	6,985	0.7
Other media	10,024	1.0	10,415	1.1
Drugs	—	—	10,213	1.0
Other(a)	16,274	1.7	17,526	1.8

Total	$991,032	100.0%	$986,346	100.0%

(a)	No individual industry within this category exceeds 1%.

We manage our interest rate exposure and financing facility requirements on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities, and from time to time, may enter into interest rate swaps. We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets. We do not designate any of our interest rate swaps as hedges for accounting purposes. Each quarter, we settle these interest rates swaps for cash. During the three months ended March 31, 2010 and 2009, we reported changes in the fair value of these interest rate swaps in net unrealized appreciation (depreciation) on investments on our Consolidated Statement of Operations.

As of March 31, 2010 and December 31, 2009, the notional amount of our interest rate swaps was $45.2 million and $45.2 million, respectively, and the fair value of these interest rate swaps included in our liabilities was $1.0 million and $1.1 million, respectively. The following table summarizes our existing interest rate swaps with SunTrust Bank, as the counterparty, for which we pay fixed interest rates and receive floating interest rates as of March 31, 2010:

(dollars in thousands)			As of March 31, 2010			Three months ended March 31, 2010
Date		Interest	Notional	Cost	Fair	Unrealized Appreciation (Depreciation)
Entered	Expiring	Rate			Value
07/08	11/10	10.0%	$16,000	$—	$(330)	$96
07/08	11/10	14.0%	8,000	—	(165)	48
03/09	08/11	13.0%	12,500	—	(279)	(34)
03/09	08/11	9.0%	8,681	—	(193)	(23)

Total			$45,181	$—	$(967)	$87

NOTE 3—FAIR VALUE MEASUREMENT

We account for our investments in portfolio companies under ASC Topic 820—Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

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

Our investment portfolio is not composed of homogeneous debt and equity securities that could be valued with a small number of inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with unique contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in hundreds of unique inputs, including the historical and forecasted financial and operational performance of the portfolio company, projected cash flows, market multiples, comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews, and numerous other inputs, too numerous to list quantitatively herein.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheet by ASC 820 hierarchy:

	As of March 31, 2010
(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Consolidated Balance Sheet
ASSETS
Non-affiliate investments
Senior secured debt	$—	$21,505	$267,275	$288,780
Subordinated secured debt	—	—	187,393	187,393
Unsecured subordinated debt	—	—	2,198	2,198
Preferred equity	—	2,175	26,483	28,658
Common/common equivalents	—	—	43,959	43,959

Total non-affiliate investments	—	23,680	527,308	550,988

Affiliate investments
Senior secured debt	—	—	9,096	9,096
Subordinated secured debt	—	—	11,739	11,739
Preferred equity	—	—	9,903	9,903
Common/common equivalents	—	—	1,964	1,964

Total affiliate investments	—	—	32,702	32,702

Control investments
Senior secured debt	—	—	81,725	81,725
Subordinated secured debt	—	—	73,581	73,581
Unsecured subordinated debt	—	—	28,562	28,562
Preferred equity	—	—	223,369	223,369
Common/common equivalents	—	—	105	105

Total control investments	—	—	407,342	407,342

Total assets at fair value	$—	$23,680	$967,352	$991,032

LIABILITIES
Interest rate swaps(a)	$—	$(967)	$—	$(967)

Total liabilities at fair value	$—	$(967)	$—	$(967)

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

•

Majority-Owned Control Investments—Majority-owned control investments comprise 40.7% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned investments comprise 0.4% of our investment portfolio. For our non-majority owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 58.9% of our investment portfolio. Quoted prices are not available for 95.9% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2010, these securities represented 2.4% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company. Independent valuation firms performed valuations or reviewed valuations of 36 portfolio companies over the last four quarters, representing $845.9 million, or 85.4%, of the fair value of our total portfolio investments and $278.0 million, or 90.3%, of the fair value of our equity portfolio investments. In addition, the fair value of $106.3 million, or 10.7% of our total portfolio investments and $26.3 million, or 8.5% of the fair value of our equity portfolio, was derived from sales transactions involving the portfolio company. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm or we considered recent sales transactions for 96.1% of the fair value of our investment portfolio as of March 31, 2010.

	As of March 31, 2010
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuation/review prepared(a)
First quarter 2010	$179,308	$201,993	$381,301	26.3%	65.6%	38.5%
Fourth quarter 2009	164,660	52,541	217,201	24.1	17.1	21.9
Third quarter 2009	90,893	10,345	101,238	13.3	3.3	10.2
Second quarter 2009	133,055	13,133	146,188	19.5	4.3	14.8

Total independent valuation/review	567,916	278,012	845,928	83.2	90.3	85.4

Fair value derived from sales transaction
First quarter 2010	28,562	26,278	54,840	4.2	8.5	5.5
Third quarter 2009	51,690	—	51,690	7.5	—	5.2

Total derived from sales transaction	80,252	26,278	106,530	11.7	8.5	10.7

New investments made during the 12 months ended March 31, 2010	29,573	—	29,573	4.3	—	3.0
Not evaluated during the 12 months ended March 31, 2010	5,332	3,669	9,001	0.8	1.2	0.9

Total investment portfolio	$683,073	$307,959	$991,032	100.0%	100.0%	100.0%

(a)

Independent valuations/reviews prepared more than one time during the twelve months ended March 31, 2010 have that investment’s fair value reflected in the most recent quarter for which an independent valuation/review was prepared.

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

CHANGES IN LEVEL 3 FAIR VALUE MEASUREMENTS

We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the quarter ended March 31, 2010, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three-month period from December 31, 2009 through March 31, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2009
Senior secured debt	$273,319	$21,789	$80,995	$376,103
Subordinated secured debt	183,684	11,511	80,202	275,397
Unsecured subordinated debt	2,179	—	28,439	30,618
Preferred equity	26,587	9,242	220,320	256,149
Common/common equivalents equity	40,885	1,846	28	42,759

Total fair value December 31, 2009	526,654	44,388	409,984	981,026

Realized/unrealized gain (loss)
Senior secured debt	(609)	286	342	19
Subordinated secured debt	2	164	(8,721)	(8,555)
Unsecured subordinated debt	2	—	—	2
Preferred equity	(542)	631	2,187	2,276
Common/common equivalents equity	3,073	118	77	3,268

Total realized/unrealized gain (loss)	1,926	1,199	(6,115)	(2,990)

Issuances
Senior secured debt	13,976	90	521	14,587
Subordinated secured debt	4,307	131	2,100	6,538
Unsecured subordinated debt	17	—	123	140
Preferred equity	438	30	862	1,330
Common/common equivalents equity	1	—	—	1

Total issuances	18,739	251	3,606	22,596

Settlements
Senior secured debt	(19,411)	(13,069)	(133)	(32,613)
Subordinated secured debt	(600)	(67)	—	(667)

Total settlements	(20,011)	(13,136)	(133)	(33,280)

Fair value as of March 31, 2010
Senior secured debt	267,275	9,096	81,725	358,096
Subordinated secured debt	187,393	11,739	73,581	272,713
Unsecured subordinated debt	2,198	—	28,562	30,760
Preferred equity	26,483	9,903	223,369	259,755
Common/common equivalents equity	43,959	1,964	105	46,028

Total fair value as of March 31, 2010	$527,308	$32,702	$407,342	$967,352

There were no purchases or sales of Level 3 investments during the three months ended March 31, 2010.

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments for the three months ended March 31, 2010.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$(609)	$286	$342	$19
Subordinated secured debt	2	164	(8,721)	(8,555)
Unsecured subordinated debt	2	—	—	2
Preferred equity	(542)	631	2,187	2,276
Common/common equivalents equity	3,359	118	77	3,554

Total change in unrealized appreciation (depreciation) on Level 3 investments	$2,212	$1,199	$(6,115)	$(2,704)

The following table provides a reconciliation of fair value changes during the three-month period from December 31, 2008 through March 31, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2008
Senior secured debt	$289,982	$25,467	$108,451	$423,900
Subordinated secured debt	210,902	11,109	128,281	350,292
Unsecured subordinated debt	2,504	—	25,577	28,081
Preferred equity	26,128	15,220	297,793	339,141
Common/common equivalents equity	48,279	3,903	2,584	54,766

Total fair value December 31, 2008	577,795	55,699	562,686	1,196,180

Realized/unrealized (loss)
Senior secured debt	(3,889)	(116)	(591)	(4,596)
Subordinated secured debt	(6,254)	45	(22,773)	(28,982)
Unsecured subordinated debt	(393)	—	(5)	(398)
Preferred equity	(1,053)	(280)	(24,630)	(25,963)
Common/common equivalents equity	(5,480)	—	—	(5,480)

Total realized/unrealized loss	(17,069)	(351)	(47,999)	(65,419)

Issuances
Senior secured debt	26,880	—	14,564	41,444
Subordinated secured debt	952	129	2,985	4,066
Unsecured subordinated debt	17	—	123	140
Preferred equity	677	30	6,118	6,825
Common/common equivalents equity	64	—	—	64

Total issuances	28,590	159	23,790	52,539

Settlements
Senior secured debt	(5,270)	(948)	(1,276)	(7,494)
Subordinated secured debt	(22,022)	(67)	(82)	(22,171)
Preferred equity	(843)	—	(4,354)	(5,197)

Total settlements	(28,135)	(1,015)	(5,712)	(34,862)

Sales
Preferred equity	(1,185)	—	(35,907)	(37,092)

Total sales	(1,185)	—	(35,907)	(37,092)

Transfers into (out of) Level 3
Senior secured debt	11,223	—	(11,223)	—
Subordinated secured debt	16,882	—	(16,882)	—

Total transfers into (out of) Level 3	28,105	—	(28,105)	—

Fair value as of March 31, 2009
Senior secured debt	318,926	24,403	109,925	453,254
Subordinated secured debt	200,460	11,216	91,529	303,205
Unsecured subordinated debt	2,128	—	25,695	27,823
Preferred equity	23,724	14,970	239,020	277,714
Common/common equivalents equity	42,863	3,903	2,584	49,350

Total fair value as of March 31, 2009	$588,101	$54,492	$468,753	$1,111,346

There were no purchases of Level 3 investments for the three months ended March 31, 2009.

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments for the three months ended March 31, 2009.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(3,889)	$(116)	$(591)	$(4,596)
Subordinated secured debt	(6,254)	45	(22,773)	(28,982)
Unsecured subordinated debt	(393)	—	(5)	(398)
Preferred equity	(988)	(280)	(40,887)	(42,155)
Common/common equivalents equity	(5,415)	—	—	(5,415)

Total change in unrealized (depreciation) appreciation on Level 3 investments	$(16,939)	$(351)	$(64,256)	$(81,546)

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK

As of March 31, 2010, approximately 18.9% of the fair value of our investment portfolio was composed of investments in the communications industry. The 18.9% included 17.1% invested in CLECs and 1.8% invested in other communications companies, including an incumbent local exchange carrier, a paging service and a telecommunications tower company. As of December 31, 2009, approximately 19.0% of the fair value of our investment portfolio was composed of investments in the communications industry, including 17.2% invested in CLECs and 1.8% invested in other communications companies. For the three months ended March 31, 2010 and 2009, our portfolio companies in the communications industry contributed $1.0 million, or 4.5%, and $1.2 million, or 4.5%, respectively, of our total revenues.

Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment. As of both March 31, 2010 and December 31, 2009, the fair value of our investment in Broadview represented $138.8 million, or 14.0% and 14.1%, respectively, of the fair value of our investment portfolio. We did not accrete any dividends with respect to our investment in Broadview during the three months ended March 31, 2010 or 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for this investment.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the three months ended
	March 31, 2010		December 31, 2009		March 31, 2010		March 31, 2009
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Communications	$187,666	18.9%	$188,149	19.0%	$969	4.5%	$1,244	4.5%
Cable	133,733	13.5	128,386	13.0	2,722	12.5	2,388	8.6
Healthcare	96,931	9.8	100,278	10.2	2,599	12.0	3,751	13.5
Food services	70,933	7.2	70,035	7.1	2,650	12.2	2,845	10.2

NOTE 5—BORROWINGS

As of March 31, 2010, we reported $534.9 million of borrowings on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of March 31, 2010 was approximately $458.5 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the Small Business Investment Act of 1958, as amended.

		March 31, 2010		December 31, 2009
(dollars in thousands)	Maturity Date	Potential Maximum Borrowing	Amount Outstanding	Potential Maximum Borrowing	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$32,379	$32,379	$34,307	$34,307
Series 2007-A	October 2012	16,189	16,189	17,154	17,154

Commercial Loan Funding Trust
Variable Funding Note	August 2012(a)	150,000	138,844	170,694	158,907

Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	40,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	29,880

SBIC (Maximum borrowing potential)(d)	(e)	130,000	27,600	130,000	27,600

Total borrowings		$721,068	$534,892	$744,655	$557,848

(a)	Renewable each February at the lender’s discretion. The lender provided this renewal in February 2010. In conjunction with this renewal, the legal final maturity date became August 2012.
( b )

Amount outstanding excludes $5.0 million of notes that we repurchased in December 2008 for $1.6 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process. Subsequently, in April 2010 we purchased an additional $8.0 million of these notes for $4.4 million which will similarly be eliminated from this schedule during the quarter ended June 30, 2010.

(c)

Amount outstanding excludes $10.1 million of notes that we repurchased in December 2008 for $2.4 million and $7.5 million of notes that we repurchased in January 2009 for $2.1 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(d )

As of March 31, 2010, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of March 31, 2010. Based on our funded capital, Solutions Capital I, L.P., subject to the SBA’s approval, may borrow up to an additional $28.3 million to originate investments as of March 31, 2010. To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $46.4 million. In February 2009, the American Recovery and Reinvestment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million.

(e )

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

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of March 31, 2010, our ratio of total assets to total borrowings and other senior securities was 222%. Because borrowings by our SBIC facility are exempt from the minimum BDC asset coverage requirement, we have $28.3 million of unused, previously funded borrowing capacity remaining in our SBIC subject to the SBA’s approval.

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

	March 31, 2010
(in thousands)	Debt with Recourse	Debt without Recourse	Total
2010(a)	$—	$608	$608
2011	32,379	138,236	170,615
2012	16,189	—	16,189
2013	—	—	—
2014	—	—	—
Thereafter(b)	27,600	319,880	347,480

Total	$76,168	$458,724	$534,892

(a)

Certain of our borrowing facilities contain provisions that require that we apply a portion of the proceeds we receive from certain monetizations to paydown a portion of the outstanding balances. The amounts payable in 2010 reflect the paydowns we were required to make in connection with monetizations that occurred through March 31, 2010.

(b)	Recourse on Solutions Capital I, L.P.’s outstanding debt is limited to MCG’s commitment of $65.0 million. As of March 31, 2010, we had $27.6 million of debt outstanding.

The following table summarizes our aggregate outstanding borrowings as of March 31, 2010 and December 31, 2009, by interest rate benchmark:

(in thousands)	March 31, 2010	December 31, 2009
Interest rate benchmark
LIBOR	$319,880	$319,880
Commercial paper rate	138,844	158,907
Fixed rate	76,168	79,061

Total borrowings	$534,892	$557,848

As of March 31, 2010, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

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

As of March 31, 2010, the outstanding balances under the Series 2005-A and Series 2007-A Private Placement Notes were $32.4 million and $16.2 million, respectively. The following table summarizes the reductions in the borrowing capacity from monetization proceeds:

	Private Placement Note Series 2005-A		Private Placement Note Series 2007-A
(in thousands)	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment	Outstanding Balances After Monetization Payment
Quarter Ended
March 31, 2009	$5,314	$44,686	2,658	$22,342
June 30, 2009	3,128	41,558	1,564	20,778
September 30, 2009	3,917	37,641	1,958	18,820
December 31, 2009	3,334	34,307	1,666	17,154
March 31, 2010	1,928	32,379	965	16,189

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

Advances under the Class A VFC may be up to 64% of eligible collateral. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the SunTrust Warehouse may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the collateral under the Commercial Loan Funding Trust as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$130,960	54.8%	$140,483	53.0%
Subordinated secured debt	102,900	43.1	102,170	38.6

Total securitized assets	233,860	97.9	242,653	91.6
Cash, securitization accounts	4,901	2.1	22,129	8.4

Total collateral	$238,761	100.0%	$264,782	100.0%

Prior to the commencement of any amortization period, we will contribute 80% of net proceeds from monetizations of collateral financed in the SunTrust Warehouse to repay the outstanding borrowings. In addition, 7.5% of the sale of the first $100.0 million of unencumbered investment assets by us is being used to pay down the SunTrust Warehouse. As of March 31, 2010, we have sold $54.5 million in unencumbered investment assets resulting in $4.1 million of repayments under this provision.

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

All the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the assets securitized under this facility as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$192,364	46.4%	$196,036	47.2%
Subordinated secured debt	132,361	31.9	132,169	31.8

Total securitized assets	324,725	78.3	328,205	79.0
Cash, securitization accounts	89,704	21.7	87,012	21.0

Total collateral	$414,429	100.0%	$415,217	100.0%

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

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that previously had been issued by 2006-1 Trust, which resulted in an $11.1 million gain on extinguishment of debt during the quarter ended December 31, 2008. In January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which resulted in a $5.4 million gain on extinguishment of debt during the quarter ended March 31, 2009. Subsequently, in April 2010, we purchased an additional $8.0 million of these notes for $4.4 million, which will result in the recognition of an additional $3.6 million gain on extinguishment of debt, excluding the effect of $0.1 million in deferred debt costs, during the quarter ending June 30, 2010. See Note 12—Subsequent Events for additional information about the purchase of these notes.

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of March 31, 2010, the license gave Solutions Capital I, L.P. the potential to borrow up to $130.0 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $130.0 million potential borrowing for which we have been approved under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of March 31, 2010. Based on our current funded capital, Solutions Capital I, L.P. may, subject to the SBA’s approval, borrow up to an additional $28.3 million to originate new investments as of March 31, 2010. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $46.4 million.

The American Recovery and Reinvestment Act of 2009, which was effective in February 2009, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008. Solutions Capital I, L.P. would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through March 31, 2010. As of March 31, 2010 and December 31, 2009, we had $44.6 million and $30.8 million, respectively, of investments and we had $9.0 million and $21.2 million, respectively, of restricted cash to be used for investments in our SBIC. The American Recovery and Reinvestment Act of 2009 also increased the maximum amount of outstanding leverage available to SBIC companies with multiple licenses to $225.0 million on an aggregate basis, which represents a $50.0 million increase over the prior maximum of $175.0 million.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of March 31, 2010, the SBIC had $27.6 million outstanding summarized in the following table:

	Amount Outstanding
(dollars in thousands)	March 31, 2010	December 31, 2009	Rate		Treasury Rate at Pooling Date	Spread in basis points
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	12,000	5.34%	Fixed	2.81%	253
2009-10B	13,000	13,000	4.95%	Fixed	3.44%	151

Total	$27,600	$27,600	5.19%		3.16%	203

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

NOTE 7—SHARE-BASED COMPENSATION

EMPLOYEE SHARE-BASED COMPENSATION

Second Amended and Restated 2006 Employee Restricted Stock Plan

From time to time, we award shares of restricted common stock to employees under our Second Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, which our stockholders initially approved in June 2006. Under the terms of the 2006 Plan, we may award up to 3,500,000 shares of common stock to employees. Shares of restricted common stock awarded under the 2006 Plan may be subject to the employees’ meeting service or performance conditions specified at the time of award. The award date is the date on which the shares are awarded by the Compensation Committee of our board of directors, while the fair value of the respective stock award is based on the closing price of our common stock on the NASDAQ Global Select Market on the award date. We amortize restricted stock awards on a straight-line basis over the requisite service period and report this expense as amortization of employee restricted stock awards on our Consolidated Statements of Operations.

During the three months ended March 31, 2010 and 2009, we did not issue any shares of restricted stock under the 2006 Plan.

During the three months ended March 31, 2010 and 2009, we recognized $1.2 million and $1.5 million, respectively, of compensation expense related to share-based compensation awards. As of March 31, 2010, all the restricted share awards for which forfeiture provisions have not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. We record dividends paid on shares of restricted common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on shares of restricted common stock for which forfeiture provisions are not expected to lapse to compensation expense. No dividends were paid during the three months ended March 31, 2010 and 2009. As of March 31, 2010, we had $3.7 million of unrecognized compensation cost related to restricted common stock awarded to employees. We will recognize these costs over the remaining weighted-average requisite service period of 1.3 years.

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

Shares of common stock subject to restricted stock awards under the LTIP may not be issued until such time as our share price achieves the price thresholds set forth in the preceding table and the issuance of such shares is authorized by the Compensation Committee of our board of directors. As such, the participants in the LTIP are not eligible to receive dividends on the shares of common stock subject to their awards of restricted stock until a share price threshold is attained and the common stock is issued. Upon issuance, forfeiture provisions for two-thirds of the applicable stock awards will lapse immediately, while the forfeiture provision for the remaining one-third will lapse twelve months later. We are accounting for the restricted stock awards as equity awards under ASC 718—Compensation-Stock Compensation, or ASC 718. We have estimated the fair value of these awards to be approximately $1.9 million and are amortizing this amount on a straight-line basis over the derived service period. During the three months ended March 31, 2010, we recognized $0.3 million of compensation expense for these equity awards. During October 2009, our share price achieved the $3.00 and $4.00 price thresholds. Therefore a total of 432,500 shares were awarded, of which 288,300 vested immediately and the remaining 144,200 shares will vest in October 2010.

Cash awards under the LTIP may not be issued until such time that our share price achieves the thresholds set forth in the preceding table and the payment of such awards is authorized by the Compensation Committee of our board of directors. Upon achievement of a price threshold, two-thirds of the associated cash is expected to be paid out immediately and the remaining one-third will be paid out twelve months later. We are accounting for the cash portion of the LTIP as liability awards under ASC 718. As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period. As of March 31, 2010, the fair value of these awards was $2.5 million. However, because ASC 718 requires us to adjust the fair value of the cash awards each quarter, the expense that we ultimately recognize could vary between zero and $5.2 million. During the three months ended March 31, 2010, we recognized $0.8 million of compensation expense for these cash awards.

NON-EMPLOYEE DIRECTOR SHARE BASED COMPENSATION

During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan, under which we may issue up to 100,000 shares of common stock to our non-employee directors. During the three months ended March 31, 2010 and 2009, we did not award any shares of restricted common stock to non-employee directors. During the three months ended March 31, 2010 and 2009, we recognized less than $0.1 million and $0.1 million, respectively, of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of March 31, 2010, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.5 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

The following table summarizes our restricted stock award activity during the three months ended March 31, 2010:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2009(a)	1,208,800	$5.42
Awarded	—	—
Forfeiture period lapsed	(114,000)	9.55
Forfeited(a)	(13,700)	15.06

Subject to forfeiture provisions as of March 31, 2010	1,081,100	$5.09

(a)	Includes 9,200 performance shares held in trust with a weighted-average award date fair value of $19.37 per share.

NOTE 8—INCOME TAXES

As a RIC, we are taxed under Subchapter M of the Internal Revenue Code. As such, our income generally is not taxable to the extent we distribute it to stockholders and we meet certain qualification tests as outlined in the Internal Revenue Code. However, income from certain investments owned by our wholly owned subsidiaries is subject to federal, state and local income taxes. We did not have a distribution requirement as a RIC for 2009 because we incurred certain losses for tax purposes in 2009 that we recognized for book purposes during 2008. On a continuing basis, we monitor distribution requirements in order to comply with Subchapter M of the Internal Revenue Code.

We use the asset and liability method to account for our taxable subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the three months ended March 31, 2010 and 2009, we recorded an income tax provision of $0.1 million and an income tax benefit of $0.2 million, respectively, which were attributable to unrealized depreciation or appreciation and flow thru taxable income on certain investments held by our subsidiaries.

Historically, we have declared dividends that were paid the following quarter. We did not declare or pay any dividends during the three months ended March 31, 2010 or 2009. From December 2001 through March 31, 2010, we declared distributions per share of $11.78. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. During the three months ended March 31, 2010, we did not make any distributions to stockholders. On April 29, 2010, we declared a distribution of $0.11 per common share payable on July 2, 2010 to stockholders of record on June 2, 2010. See Note 12—Subsequent Events for further information on this distribution and the tax attributes of this distribution. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

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

The following table summarizes the cost of our investments, as well as the unrealized appreciation and depreciation for federal income tax purposes, as of March 31, 2010 and December 31, 2009:

(in thousands)	March 31, 2010	December 31, 2009
Cost for federal income tax purposes	$1,099,178	$1,091,650

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	69,606	62,705
Book to tax differences	90,227	88,898

Gross unrealized appreciation—tax basis	159,833	151,603

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(240,020)	(233,022)
Book to tax differences	(29,612)	(25,624)

Gross unrealized depreciation—tax basis	(269,632)	(258,646)

Net unrealized depreciation—tax basis	(109,799)	(107,043)

Less: Unrealized depreciation of fair value of other assets (GAAP)	1,653	1,739

Total investments at fair value (GAAP)	$991,032	$986,346

The following table reconciles GAAP net income (loss) to taxable net income (loss) for the three months ended March 31, 2010 and the year ended December 31, 2009:
(in thousands)	Three months ended March 31, 2010	Year ended December 31, 2009
Net income (loss)	$5,955	$(51,059)
Difference between book and tax losses on investments	(93)	48,078
Net change in unrealized depreciation on investments not taxable until realized	97	(97,631)
Capital losses in excess of capital gains	2,267	54,245
Timing difference related to deductibility of long-term incentive compensation	867	6,091
Taxable interest income on non-accrual loans	4,352	14,949
Dividend income accrued for GAAP purposes that is not yet taxable	(1,329)	(6,149)
Distributions from taxable subsidiaries	—	144
Federal tax provision (benefit)	62	(81)
Other, net	63	323

Taxable income (loss) before deductions for distributions	$12,241	$(31,090)

In December 2007, we received an examination report from the IRS. See Note 10—Contingencies and Commitments—Legal Proceedings and Tax Reviews for information regarding that report.

NOTE 9—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(in thousands, except per share amounts)	2010	2009
Numerator for basic and diluted earnings (loss) per share
Net income (loss)	$5,955	$(50,946)
Less: Dividends declared—common and restricted shares	—	—

Undistributed earnings	5,955	(50,946)
Percentage allocated to common shares(a)	98.5%	100.0%

Undistributed earnings—common shares	5,866	(50,946)
Add: Dividends declared—common shares	—	—

Common shares	5,866	(50,946)
Add: Participating unvested shares	89	—

Numerator for basic and diluted earnings (loss) per share—total	$5,955	$(50,946)

Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	75,158	74,498
Participating unvested shares(b)	1,181	—

Basic and diluted weighted-average common shares outstanding—total(b)	76,339	74,498

Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$0.08	$(0.68)
Including participating securities	$0.08	$(0.68)
(a) Weighted-average shares
Basic weighted-average common shares	75,158	74,498
Weighted-average restricted shares	1,181	—

Total(b)	76,339	74,498

Percentage allocated to common shares	98.5%	100.0%

(b)      For the three months ended March 31, 2009, we excluded 1,422 weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are participating securities requiring the two-class method of computing earnings per share. Pursuant to the two-class method, we report basic and diluted earnings per share both inclusive and exclusive of the impact of the participating securities.

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

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and we believe it is more likely than not that the matter will be resolved for approximately $1.0 million, including additional taxes, interest and penalties accrued through the settlement. If our appeal is not successful, we could be subject to up to $23.3 million of additional taxes, interest and penalties and we could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. We accrued the majority of this $1.0 million estimated obligation, including $0.2 million of estimated tax expense recorded in 2009 and $0.3 million of estimated tax expense recorded during 2007. In addition, during 2009 and 2008, we recorded $0.1 million and $0.2 million, respectively, of estimated interest and penalties in general and administrative expense. If, in the future, we believe our total obligation associated with this examination were to increase, we would accrue the additional estimated amounts due. The 2006, 2007, 2008 and 2009 federal tax years remain open to examination by the IRS.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of March 31, 2010 and December 31, 2009, we had $29.9 and $36.5 million, respectively, of outstanding unused loan commitments. We estimate that the fair value of these commitments was $0.1 million and $0.2 million, respectively based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of March 31, 2010 and December 31, 2009, we had no outstanding guarantees or standby letters of credit.

LEASE OBLIGATIONS

We lease our headquarters and certain other facilities under non-cancelable operating and capital leases which expire through 2013. We have sublet certain of our facilities to third parties. Certain leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. As of March 31, 2010, our obligation for the remaining terms of these leases is $6.5 million, of which $2.3 million is payable during the twelve months ending March 31, 2011. These lease obligations are partially offset by $0.5 million of sublease income due over the remaining term of the subleases, of which $0.3 million is due during the twelve months ending March 31, 2011.

NOTE 11—FINANCIAL HIGHLIGHTS

The following schedule summarizes our financial highlights for the three months ended March 31, 2010 and 2009:

(in thousands, except per share amounts)	Three months ended March 31,
	2010	2009
PER SHARE DATA

Net asset value at beginning of period(a)	$8.06	$8.66

Net income (loss)(b)
Net operating income before investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit)	0.11	0.16
Net change in unrealized depreciation on investments	—	(1.10)
Net realized (loss) gain on investments	(0.03)	0.19
(Loss) gain on extinguishment of debt	—	0.07
Income tax provision (benefit)	—	—

Net income (loss)	0.08	(0.68)

Net increase in stockholders’ equity relating to stock-based transactions(a)
Net increase in stockholders’ equity from restricted stock amortization	0.02	0.02
Dilutive effect of forfeiture provisions of previously issued restricted stock	—	0.01
Net increase in stockholders’ equity from other stock transactions	—	0.01

Net increase in stockholders’ equity relating to stock-based transactions	0.02	0.04

Net asset value at end of period(a)	$8.16	$8.02

MARKET PRICE PER SHARE
Beginning of period	$4.32	$0.71
End of period	$5.21	$1.28

TOTAL RETURN(c)	20.60%	80.28%

SHARES OF COMMON STOCK OUTSTANDING(c)
Weighted-average—basic and diluted	76,339	74,498
End of period	76,338	76,027

NET ASSETS
Average (annualized)	$616,726	$660,665
End of period	622,897	609,531

RATIOS (ANNUALIZED)
Operating expenses to average net assets	8.75%	9.74%
Net operating income to average net assets	5.55%	7.33%
General and administrative expense to average net assets	1.85%	2.44%
Return on equity	3.92%	(31.27)%

(a)	Based on total number of shares outstanding.
(b)	Based on weighted-average number of shares outstanding.
(c)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].

NOTE 12—SUBSEQUENT EVENTS

REPURCHASE OF COLLATERALIZED LOAN OBLIGATIONS

In April 2010, we repurchased for $4.4 million, in a privately negotiated transaction, a total of $8.0 million of our outstanding debt securities under our debt securitization through Commercial Loan Trust 2006-1, a wholly owned subsidiary. In connection with this repurchase, we expect to record a $3.6 million gain on the extinguishment of debt excluding the effect of $0.1 million in deferred debt costs during the quarter ending June 30, 2010. To date, we have repurchased an aggregate of $30.6 million of our outstanding debt securities under the Commercial Loan Trust 2006-1 for $10.5 million.

In order to reduce future cash interest payments and future amounts due at maturity or upon redemption, we may, from time to time, purchase such debt for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

JETBROADBAND ASSET PURCHASE AGREEMENT

In April 2010, JetBroadband Holdings, LLC, or JetBroadband, a majority-owned, control investment, signed a definitive agreement to sell substantially all of its assets to Shentel Cable Company, a wholly-owned subsidiary of Shenandoah Telecommunications Company. In December 2005, we made our initial debt and equity investment in JetBroadband. The total fair value of our debt and equity investments in JetBroadband as of December 31, 2009 was $50.2 million and after transaction expenses our cash proceeds in connection with the exit of this investment are expected to be approximately $49.7 million. Final closing of the sale transaction is subject to satisfaction of customary closing conditions, including regulatory approvals, and is expected to occur in mid-August 2010. In addition, in April 2010, prior to signing the definitive agreement with Shentel, we sold 22.5% of the entity that owns our equity investment in JetBroadband to a third party for $3.3 million.

Our debt and equity investments in JetBroadband are considered unencumbered assets according to the provisions of certain of our credit facilities, and as such, 40% of the net proceeds allocable to principal and equity will be used to prepay our Private Placement Notes when such payment is received and up to 7.5% of such proceeds will be used to repay our SunTrust Warehouse when such payment is received.

DISTRIBUTIONS DECLARED

On April 29, 2010, we declared a distribution of $0.11 per common share payable on July 2, 2010 to stockholders of record on June 2, 2010. If we determined the tax attributes of this distribution as of March 31, 2010, 100% would be from ordinary income. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of March 31, 2010, and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of MCG Capital Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2009, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein), and in our report dated March 4, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, including the consolidated schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

McLean, Virginia

May 4, 2010

Selected Financial Data

The following table summarizes key financial data for MCG Capital Corporation for the three months ended March 31, 2010 and 2009. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended March 31,
(in thousands, except per share amounts)	2010	2009
INCOME STATEMENT DATA
Revenue	$21,746	$27,806
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit)	8,439	11,938
Net investment loss before income tax provision (benefit)	(2,364)	(68,331)
Distributable net operating income (“DNOI”)(a)	9,666	13,475
Net income (loss)	5,955	(50,946)

PER COMMON SHARE DATA
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit) per common share—basic and diluted	$0.11	$0.16
DNOI per common share—basic and diluted(a)	$0.13	$0.18
Earnings (loss) per weighted-average common share—basic and diluted	$0.08	$(0.68)
Cash dividends declared per common share	$—	$—

SELECTED PERIOD-END BALANCES
Investment portfolio balances
Fair value	$991,032	$1,114,992
Cost	1,159,794	1,464,198
Total assets	1,171,385	1,255,340
Borrowings	534,892	631,245
Total stockholders’ equity	622,897	609,531
Net asset value per common share outstanding(b)	$8.16	$8.02

OTHER PERIOD-END DATA
Average size of investment
Fair value	$17,087	$15,704
Cost	19,996	20,623
Number of portfolio companies	58	71
Number of employees	65	70

RECONCILIATION OF DNOI TO NET OPERATING INCOME BEFORE INVESTMENT LOSS, (LOSS) GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION (BENEFIT)
Net operating income before investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit)	$8,439	$11,938
Amortization of employee restricted stock awards	1,227	1,537

DNOI(a)	$9,666	$13,475

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	76,339	74,498
NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD-END	76,338	76,027

(a)

DNOI is net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit), as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company, but does not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income, which generally are not payable in cash on a regular basis, but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

(b)	Based on common shares outstanding at period-end.

The following table summarizes key financial data for MCG Capital Corporation for the three months ended March 31, 2010 and 2009. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended March 31,
(in thousands, except per share amounts)	2010	2009
PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$379,600	$456,377
Subordinated debt
Secured	272,713	303,490
Unsecured	30,760	27,823

Total debt investments	683,073	787,690

Equity investments
Preferred equity	261,931	277,893
Common equity/equivalents	46,028	49,409

Total equity investments	307,959	327,302

Total portfolio	$991,032	$1,114,992

% of total portfolio
Debt investments
Senior secured debt	38.3%	40.9%
Subordinated debt
Secured	27.5	27.2
Unsecured	3.1	2.5

Total debt investments	68.9	70.6

Equity investments
Preferred equity	26.4	24.9
Common equity/equivalents	4.7	4.5

Total equity investments	31.1	29.4

Total portfolio	100.0%	100.0%

YIELD ON AVERAGE LOAN PORTFOLIO AT FAIR VALUE
Average 90-Day LIBOR	0.3%	1.2%
Spread to avg. LIBOR on average loan portfolio	12.4	11.9
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	0.1
Impact of previously unaccrued loans	—	—
Impact of non-accrual loans	(0.8)	(0.9)

Total yield on average loan portfolio	12.0%	12.3%

COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
% of loans with fixed interest rates	43.9%	39.6%
% of loans with floating interest rates	56.1%	60.4%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	4.1%	4.8%
Loans greater than 90 days past due	0.9%	0.1%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	12.9%	14.5%
Loans greater than 90 days past due	2.9%	0.8%

WEIGHTED AVERAGE PORTFOLIO COMPANY OPERATING METRICS(a)
Annual revenue(b)(c)	$131,947	$124,241
Annual EBITDA(b)(c)	23,445	17,685
Loan to value of non-broadly syndicated portfolio companies	61.0%	63.8%
Trailing twelve month equity EBITDA multiple(b)(d)(e)	8.2x	8.3x
Forward twelve month equity EBITDA multiple(b)(c)(d)(e)	7.2x	7.0x
EBITDA to interest ratio(b)	2.8x	2.5x
Debt to EBITDA ratio on the debt portfolio(e)	5.6x	6.0x

(a)	Weighted based on the portfolio company’s fair value as of the respective period end.
(b)	Excludes portfolio companies with limited or no operations.
(c)	Excludes public equity portfolio companies.
(d)	Excludes portfolio companies valued on a liquidation basis.
(e)	For portfolio companies with a nominal EBITDA amount, the EBITDA multiple is limited to 15x. In addition, the maximum debt to EBITDA ratio is limited to 15x.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; the cause of unrealized losses; the performance of our current and former portfolio companies; our decision to make dividend distributions during 2010 based on the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio; our recent strategic initiatives, including monetizing assets (focusing on lower yielding equity investments), building liquidity, preserving capital and reducing debt obligations; our efforts to preserve net asset value and close the gap between net asset value and stock price; the amount, timing and price (relative to fair value) of asset monetizations; our ability to enhance stockholder value by exploring new investment opportunities; our future strategic plans, including plans to redeploy our investments in lower-yielding equity investments and cash in securitization and restricted accounts into new investment opportunities and our plans to improve the returns on our debt and equity portfolio; our ability to generate operating income from new investments and to support the reinstitution and future growth of distributions to stockholders; our need to access debt and equity capital in order to originate new investments; our expectations that revenues will increase as we originate additional investments and if LIBOR and prime interest rates increase from current levels; our expectation that loan origination activity together with the associated loan fees that we earn during the remainder of 2010 will be higher than the level we experienced in 2009; the reduction in investments in equity securities to no more than 20% of the fair value of our total portfolio over the next few years; the limitation on future investing activities to debt investments; our level of investments in control companies beyond those that are currently in our portfolio; our underwriting process relative to macro economic conditions; the pacing of our origination activity and the deployment of capital in investments that are consistent with our investment strategy; our intentions to issue equity in the future that is accretive to our business and will contribute to our future growth; the tax treatment of dividends that could be payable in part in our common stock; our use of independent valuation firms to provide support for our internal valuation processes; the timing of, and our ability to, repurchase equity, additional debt securities and make stockholder distributions; the sufficiency of liquidity to meet operating requirements, origination activity and dividend distributions during the upcoming year; the outcome of our tax appeal with the Internal Revenue Service; our plans and ability to access our SBIC facility and to exclude debt from our BDC asset coverage ratio; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.

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

RECENT DEVELOPMENTS

Since late 2007, the United States economy has been in a recession, which has had a severe adverse impact on many companies, especially those in the financial services sector. Since that time, stock market values decreased, several financial institutions failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. As these events unfolded, banks and others in the financial services industries recognized significant losses resulting primarily from a general decline in the fair value of their respective asset portfolios. However, since mid-2009, economic conditions became generally more favorable as real gross domestic product, or GDP, showed positive growth. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity during the second half of 2009. While we see the potential for improvement in 2010, the timing is uncertain.

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

Beginning in the third quarter of fiscal 2008, we initiated a strategic plan, aimed at preserving our capital base and building our liquidity during one of the most tumultuous periods in the nation’s economic history. To achieve these goals, the 2008 strategic plan set forth a number of major initiatives, including: the suspension of new loan activities and dividend distributions to preserve our liquidity; opportunistic monetizations of certain debt and equity investments to build our cash reserve and deleverage our balance sheet; renegotiation of our borrowing agreements to provide continuing financing and relief from certain restrictive covenants; repurchase of certain of our collateralized loan obligations whose fair value was well below par; and significant reductions in general and administrative expenses. We believe that our execution of this plan made significant progress toward restoring value for our stockholders.

During the third quarter of 2009 we developed a comprehensive strategic plan intended to further enhance stockholder value, close the gap between our share price and our NAV and enable the future resumption of dividends. While we are cautious about the state of the economy, we believe that we can increase stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities. As we execute this plan over the next several years, we also plan to improve the returns on our debt and equity portfolio by improving the operating performance or by multiple expansion of our investments. In addition, we will continue to monetize lower yielding equity investments (which had an annualized earnings yield of 1.8% as of March 31, 2010) and redeploy that capital and cash held in securitization and restricted accounts into debt securities with interest yields that are expected to increase our operating income and support the reinstitution and future growth of distributions to our stockholders. As we execute on this monetization strategy, we will continue to focus on preserving our NAV and enhancing the overall return profile on our investment capital. We estimate this component of our strategy will reduce our investment in equity securities to no more than 20% of the fair value of our total portfolio over the next few years.

We generally expect to limit our future investing activities to debt investments until such time that we have further narrowed the valuation gap between our stock price and our NAV and can validate the performance returns of our existing equity portfolio. We do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future. When making new investments we expect to underwrite credit in a manner consistent with our expectation that macro-economic conditions will be under pressure for an extended period of time. Over time, if we meet our goals with respect to leverage levels and unrestricted cash balances, we potentially may, depending on stock price and debt pricing levels, seek to repurchase our equity and additional debt securities, including our collateralized loan obligations, subject to the limitations set forth in our private placement borrowing agreements. To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon a quarterly assessment of the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision. As the gap between our NAV and our stock price narrows in the future, we may issue new equity that is accretive to our business and will contribute to our future growth.

The following is a summary of recent initiatives that we have undertaken under our 2009 strategic plan:

•

Dividend Distributions—On April 29, 2010, we reinstated our dividend distributions by declaring a distribution of $0.11 per common share payable on July 2, 2010 to stockholders of record on June 2, 2010. If we determined the tax attributes of this distribution as of March 31, 2010, 100% would be from ordinary income. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

•

Repurchases of Collateralized Loan Obligations—In April 2010, we repurchased $8.0 million of collateralized loan obligations that had previously been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1 for $4.4 million, which represents a 45% discount from par and will result in our recognition of a $3.6 million gain on extinguishment of debt excluding the effect of $0.1 million of deferred debt costs for the quarter ended June 30, 2010. In total, since December 2008, we have repurchased a total of $30.6 million of collateralized loan obligations for approximately 34% of par.

In addition to being able to extinguish this debt for approximately 34% of the principal amount of the associated notes, our interest expense will be reduced by approximately $0.6 million of annual interest expense, based on the LIBOR in effect as of March 31, 2010, over the remaining life of the Commercial Loan Trust 2006-1 facility.

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

•

Investment Opportunities—We are building the pace of our origination activity and expect to deploy capital in investments that are consistent with our investment strategy. Since reinstating our investment origination activities we have closed on four new deals totaling $39.0 million through April 29, 2010 and expect the pace of originations to increase as the year progresses.

We have capacity to originate new investments without the need to access new debt and equity capital. As of April 29, 2010, we had $146.6 million available in our cash and cash equivalents; cash, securitization; and our cash, restricted accounts to fund new investments. In addition to this cash on hand as of April 29, 2010, we have the ability to borrow up to $50 million under our Series 2006-1 Class A-2 Notes and subject to the SBA’s approval, Solutions Capital I, L.P. may also borrow up to an additional $26.3 million to originate investments based on our current funded capital.

•

Monetizations—Since initiating our deleveraging initiatives in July 2008, we have completed or announced 32 investment monetizations totaling $335.7 million, of which $324.1 million have been completed at 98.7% and 100.3% of their most recently reported cost and fair value, respectively, and one was completed at 23.8% and 42.3% of its most recently reported cost and fair value, repectively. We will strive to continue monetizing assets over the course of the next several quarters with a focus on monetizing lower yielding equity investments. However, the timing of such monetizations depends largely upon future market conditions. We are under no contractual or other obligation to monetize assets at specified times, levels or prices. A comprehensive list of the first quarter of 2010 monetization activity is included in the Portfolio Composition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

Renegotiation of Agreements—In February 2010, we obtained a liquidity renewal from SunTrust Bank, for our SunTrust Warehouse, and further amended this facility to, among other things, provide for a legal final maturity for this facility of August 2012. These amendments relaxed key covenant requirements under the borrowing facilities. Most significantly, the minimum net worth requirement was reduced from $525.0 million plus 50% of the proceeds from equity issuances to $500.0 million plus 50% of the proceeds from equity issuances after February 26, 2009 for our SunTrust Warehouse.

During 2009, we also successfully amended the agreements for our SunTrust Warehouse and our Private Placement Notes. Most significantly, these amendments relaxed key covenant requirements under the borrowing facilities. These amendments are described more fully in the Liquidity and Capital Resources—Borrowings section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW OF RESULTS OF OPERATIONS

During the three months ended March 31, 2010, we reported net income of $6.0 million, or $0.08 per diluted share, compared to a net loss of $50.9 million, or $0.68 per diluted share, during the three months ended March 31, 2009. Our net operating income during the three months ended March 31, 2010 was $8.4 million, or $0.11 per diluted share, compared to $11.9 million, or $0.16 per diluted share, during the three months ended March 31, 2009.

The $6.0 million of net income reported for the three months ended March 31, 2010 results from net operating income of $8.4 million offset by net investment losses of $2.4 million during the quarter. The $3.5 million, or 29.3%, decrease in net operating income during the three months ended March 31, 2010 from the three months ended March 31, 2009 was attributable primarily to a decrease in interest income resulting from lower average LIBOR, changes in the composition and the average balance of loans that are on non-accrual status and a decline in average loan balances. The net investment losses included $2.3 million of realized losses on our investments and $2.4 million of unrealized depreciation, which represents valuation write-downs of several portfolio investments, including $7.6 million of unrealized depreciation on our investment in Jet Plastica Investors, LLC. These losses were offset by a $2.3 million reversal of unrealized depreciation on our investments, resulting primarily from the sale of our common stock in WebMediaBrands Inc. The unrealized depreciation recognized on our portfolio investments was due predominantly to the performance of some of our portfolio companies.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

As of March 31, 2010, the fair value of our investment portfolio was $991.0 million, which represents a $4.7 million, or 0.5%, increase from the $986.3 million fair value as of December 31, 2009. The following sections describe the composition of our investment portfolio as of March 31, 2010 and describe key changes in our portfolio during the three months ended March 31, 2010.

PORTFOLIO COMPOSITION

The following table summarizes the composition of our investment portfolio at fair value:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$379,600	38.3%	$379,457	38.5%
Subordinated debt
Secured	272,713	27.5	275,398	27.9
Unsecured	30,760	3.1	30,618	3.1

Total debt investments	683,073	68.9	685,473	69.5

Equity investments
Preferred equity	261,931	26.4	257,984	26.2
Common/common equivalents equity	46,028	4.7	42,889	4.3

Total equity investments	307,959	31.1	300,873	30.5

Total investments	$991,032	100.0%	$986,346	100.0%

The following table summarizes our investment portfolio by industry at fair value:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$169,401	17.1%	$170,129	17.2%
Communications—other	18,265	1.8	18,020	1.8
Cable	133,733	13.5	128,386	13.0
Healthcare	96,931	9.8	100,278	10.2
Food services	70,933	7.2	70,035	7.1
Broadcasting	52,455	5.3	52,255	5.3
Plastic products	50,890	5.1	57,449	5.8
Electronics	43,069	4.4	42,082	4.3
Business services	42,135	4.3	54,550	5.6
Sporting goods	38,910	3.9	39,103	4.0
Leisure activities	35,648	3.6	14,186	1.4
Laboratory instruments	35,063	3.5	34,790	3.5
Logistics	31,137	3.1	31,694	3.2
Technology	29,813	3.0	27,595	2.8
Education	24,914	2.5	24,127	2.5
Insurance	23,074	2.3	22,815	2.3
Home furnishings	21,004	2.1	21,050	2.1
Publishing	17,005	1.7	13,998	1.4
Consumer products	16,979	1.7	18,665	1.9
Information services	13,375	1.4	6,985	0.7
Other media	10,024	1.0	10,415	1.1
Drugs	—	—	10,213	1.0
Other(a)	16,274	1.7	17,526	1.8

Total	$991,032	100.0%	$986,346	100.0%

(a)	No individual industry within this category exceeds 1%.

Our debt instruments bear contractual interest rates ranging from 2.5% to 17.6%, a portion of which may be deferred. As of March 31, 2010, approximately 56.1% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 43.9% of the fair value of our loan portfolio was at fixed rates. As of March 31, 2010, approximately 38.4% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 3.5% on the LIBOR base index and prime floors between 3.0% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

As of March 31, 2010, approximately 18.9% of the fair value of our investment portfolio was composed of investments in the communications industry. The 18.9% included 17.1% invested in CLECs and 1.8% invested in other communications companies, including an incumbent local exchange carrier, a paging service and a telecommunications tower company. As of December 31, 2009, approximately 19.0% of the fair value of our investment portfolio was composed of investments in the communications industry, including 17.2% invested in CLECs and 1.8% invested in other communications companies. For the three months ended March 31, 2010 and 2009, our portfolio companies in the communications industry contributed $1.0 million, or 4.5%, and $1.2 million, or 4.5%, respectively, of our total revenues.

As of March 31, 2010, our ten largest portfolio companies represented approximately 50.6% of the total fair value of our investments. These ten companies accounted for approximately 47.9% of our total revenue during the three months ended March 31, 2010. Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment. As of March 31, 2010 and December 31, 2009, the fair value of our investment in Broadview represented $138.8 million and $138.8 million, or 14.0% and 14.1%, respectively, of the fair value of our investment portfolio. We did not accrete any dividends with respect to our investment in Broadview during the three months ended March 31, 2010 or 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for this investment.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the three months ended
	March 31, 2010		December 31, 2009		March 31, 2010		March 31, 2009
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Communications	$187,666	18.9%	$188,149	19.0%	$969	4.5%	$1,244	4.5%
Cable	133,733	13.5	128,386	13.0	2,722	12.5	2,388	8.6
Healthcare	96,931	9.8	100,278	10.2	2,599	12.0	3,751	13.5
Food services	70,933	7.2	70,035	7.1	2,650	12.2	2,845	10.2

OVERVIEW OF CHANGES IN INVESTMENT PORTFOLIO

During the three months ended March 31, 2010, we made $40.7 million of originations and advances, including originations to three new portfolio companies and seven originations and advances to existing portfolio companies, compared to $52.8 million of originations and advances during the three months ended March 31, 2009. The following table summarizes our total portfolio investment activity during the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(in thousands)	2010	2009
Beginning investment portfolio	$986,346	$1,203,148
Originations and advances	40,663	52,806
Gross payments, reductions and sales of securities	(33,449)	(72,663)
Net realized (loss) gain	(2,267)	14,222
Net unrealized depreciation	(2,457)	(69,134)
Reversals of unrealized depreciation (appreciation)	2,273	(13,096)
Amortization of unearned income	(77)	(291)

Ending investment portfolio	$991,032	$1,114,992

The following table shows our originations and advances during the three months ended March 31, 2010 and 2009 by security type:

	Three months ended March 31,
	2010		2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$32,814	80.7%	$41,778	79.1%
Subordinated debt
Secured	6,387	15.7	4,076	7.7
Unsecured	132	0.3	127	0.3

Total debt investments	39,333	96.7	45,981	87.1

Equity investments
Preferred equity	1,329	3.3	6,825	12.9
Common/common equivalents equity	1	—	—	—

Total equity investments	1,330	3.3	6,825	12.9

Total originations and advances	$40,663	100.0%	$52,806	100.0%

The following table shows our gross payments, reductions and sales of securities during the three months ended March 31, 2010 and 2009 by security type:

	Three months ended March 31,
	2010		2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$32,649	97.6%	$7,777	10.7%
Subordinated secured debt	667	2.0	22,171	30.5

Total debt investments	33,316	99.6	29,948	41.2

Equity investments
Preferred equity	—	—	42,289	58.2
Common/common equivalents equity	133	0.4	426	0.6

Total equity investments	133	0.4	42,715	58.8

Total gross payments, reductions and sales of securities	$33,449	100.0%	$72,663	100.0%

During the three months ended March 31, 2010 and 2009, our gross payments, reductions and sales of securities by transaction type included:

	Three months ended March 31,
(in thousands)	2010	2009
Principal repayments	$25,819	$21,500
Scheduled principal amortization	7,092	8,083
Collection of accrued paid-in-kind interest and dividends	405	5,562
Sale of equity investments	133	37,518

Total gross payments, reductions and sales of securities	$33,449	$72,663

SIGNIFICANT CHANGES IN PORTFOLIO

As shown in the following table, during the three months ended March 31, 2010, we monetized four portfolio investments with proceeds totaling $26.0 million:

	Three months ended March 31, 2010
(in thousands)	Principal Repayments	Sale of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
Velocity Technology Enterprises, Inc.	$12,859	$—	$—	$12,859
BLI Holdings, Inc.	10,393	—	—	10,393
Amerifit Nutrition, Inc.	2,567	—	—	2,567
WebMediaBrands Inc.	—	133	—	133

Total monetizations	25,819	133	—	25,952
Other scheduled payments	7,092	—	405	7,497

Total gross payments, reductions and sales of securities	$32,911	$133	$405	$33,449

The proceeds from all of these monetizations correlated closely with the most recently reported fair value of the associated investments.

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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of March 31, 2010 and December 31, 2009:

(dollars in thousands)	March 31, 2010			December 31, 2009
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$568,918	(a)	57.4%	$573,231	(a)	58.1%
2	151,526		15.3	125,222		12.7
3	256,380		25.9	271,447		27.5
4	3,188		0.3	3,394		0.4
5	11,020		1.1	13,052		1.3

Total	$991,032		100.0%	$986,346		100.0%

(a) As of March 31, 2010 and December 31, 2009, Investment Rating “1” includes $206.7 million and $218.6 million, respectively, of loans to companies in which we also hold equity securities.

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

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at cost, as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$22,376	2.89%	$22,377	2.91%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$22,376	2.89%	$22,377	2.91%

Loans on non-accrual status
0 to 90 days past due	$77,653	10.03%	$60,629	7.89%
Greater than 90 days past due	22,376	2.89	22,377	2.91

Total loans on non-accrual status	$100,029	12.92%	$83,006	10.80%

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$6,092	0.89%	$6,049	0.88%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$6,092	0.89%	$6,049	0.88%

Loans on non-accrual status
0 to 90 days past due	$21,768	3.19%	$19,575	2.86%
Greater than 90 days past due	6,092	0.89	6,049	0.88

Total loans on non-accrual status	$27,860	4.08%	$25,624	3.74%

The following table summarizes the changes in the cost and fair value of the loans in non-accrual status from December 31, 2009 through March 31, 2010:

	Three months ended March 31, 2010
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2009	$83,006	$25,624
Additional loans on non-accrual status—plastic products	17,560	4,225
Payments received from loans on non-accrual status	(537)	(520)
Change in unrealized depreciation of loans on non-accrual status	—	(1,469)

Total change in non-accrual loans	17,023	2,236

Non-accrual loan balance as of March 31, 2010	$100,029	$27,860

RESULTS OF OPERATIONS

The following section compares our results of operations for the three months ended March 31, 2010 to the three months ended March 31, 2009.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The following table summarizes the components of our net income (loss) for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,		Variance
(dollars in thousands)	2010	2009	$	Percentage
Revenue
Interest and dividend income
Interest income	$19,558	$24,054	$(4,496)	(18.7)%
Dividend income	1,329	1,824	(495)	(27.1)
Loan fees	724	719	5	0.7

Total interest and dividend income	21,611	26,597	(4,986)	(18.7)
Advisory fees and other income	135	1,209	(1,074)	(88.8)

Total revenue	21,746	27,806	(6,060)	(21.8)

Operating expenses
Interest expense	4,473	6,558	(2,085)	(31.8)
Employee compensation
Salaries and benefits	4,796	3,798	998	26.3
Amortization of employee restricted stock awards	1,227	1,537	(310)	(20.2)

Total employee compensation	6,023	5,335	688	12.9

General and administrative expense	2,811	3,975	(1,164)	(29.3)

Total operating expenses	13,307	15,868	(2,561)	(16.1)

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit)	8,439	11,938	(3,499)	(29.3)

Net investment loss before income tax provision (benefit)	(2,364)	(68,331)	65,967	96.5

(Loss) gain on extinguishment of debt before income tax provision (benefit)	(58)	5,275	(5,333)	NM

Income tax provision (benefit)	62	(172)	234	NM

Net income (loss)	$5,955	$(50,946)	$56,901	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the three months ended March 31, 2010, our total revenue was $21.7 million, which represents a $6.1 million, or 21.8%, decrease from the three months ended March 31, 2009. This decline was composed of: a $4.5 million, or 18.7%, decrease in interest income; a $1.1 million, or 88.8%, decrease in advisory fees and other income; and a $0.5 million, or 27.1%, decrease in dividend income. Loan fees increased slightly, reflecting our resumption of origination activities beginning in the quarter ended March 31, 2010. We expect that our revenues will increase further as we originate additional investments. In addition, since 56.1% of our loan portfolio is based upon LIBOR and prime interest rates, an increase in these interest rates from their current low levels will result in an increase in our interest income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended March 31, 2010 from the three months ended March 31, 2009.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates and the balance of loans on non-accrual status for which we are not accruing interest. During the three months ended March 31, 2010, the total yield on our average debt portfolio at fair value was 12.0% compared to 12.3% during the three months ended March 31, 2009. The weighted-average LIBOR was 0.3% during the three months ended March 31, 2010, compared to 1.2% during the three months ended March 31,

2009. The spread to average LIBOR on our average loan portfolio at fair value during the three months ended March 31, 2010 was 11.8% compared to 11.1% during the three months ended March 31, 2009, due to the decrease in LIBOR, increasing the spreads on our fixed-rate loans and loans with LIBOR floors, a decrease in the fair value of loans on non-accrual, and rate increases on certain loans that we amended since March 31, 2009.

During the three months ended March 31, 2010, interest income was $19.6 million, compared to $24.1 million during the three months ended March 31, 2009, which represented a $4.5 million, or 18.7%, decrease. This decrease reflected a $3.7 million decrease in our average loan balance, a $2.0 million decrease resulting from a 98 basis point reduction in average LIBOR and a $1.4 million decrease in interest income resulting from an increase in the average daily balance of loans on non-accrual status. These decreases were partially offset by a $1.4 million increase in interest income resulting from a 68 basis point increase in our spread to LIBOR and a $1.2 million increase in interest income resulting from the impact of interest rate floors.

PIK Income

Interest income includes certain amounts that we have not received in cash, such as contractual paid-in-kind, or PIK, interest. PIK interest represents contractually deferred interest that is added to the loan balance and which may be prepaid by either contract or the portfolio company’s choice, but is generally paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended March 31, 2010 and 2009, at cost:

	Three months ended March 31,
(in thousands)	2010	2009
Beginning PIK loan balance	$33,436	$26,354
PIK interest earned during the period	3,615	4,294
Interest receivable converted to PIK	233	749
Principal payments of cash on PIK loans	(405)	(365)

Ending PIK loan balance	$36,879	$31,032

As of March 31, 2010 and 2009, we were not accruing interest on $4.6 million and $3.1 million, respectively, of the PIK loans shown in the preceding table.

DIVIDEND INCOME

We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. The following table summarizes our dividend activity for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(in thousands)	2010	2009
Beginning accrued dividend balance	$88,898	$91,770
Dividend income earned during the period	1,329	1,824
Payment of dividends	—	(5,196)

Ending accrued dividend balance	$90,227	$88,398

During the three months ended March 31, 2010, our dividend income was $1.3 million, which represented a $0.5 million, or 27.1%, decrease from the three months ended March 31, 2009. Dividend income decreased $0.8 million as a result of the sale of two dividend-producing investments—Coastal Sunbelt, LLC and LMS Intellibound Investors, LLC. This decrease was partially offset by $0.3 million of dividends that we began to recognize on two existing portfolio companies that had sufficient value to support the accretion of dividends.

In February 2009, the sale of our equity investment in LMS Intellibound Investors, LLC resulted in the payment of $4.6 million of dividends that we had accreted up to that date.

LOAN FEES

Loan fees include origination fees on loans that we defer and amortize into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary. During the three months ended March 31, 2010, our loan fees increased less than $0.1 million, or 0.7%, compared to the same period in 2009. We anticipate that loan origination activity together with the associated loan fees that we earn during the remainder of 2010 will be higher than the level we experienced in 2009.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended March 31, 2010, we earned $0.1 million of advisory fees and other income, which represents a $1.1 million, or 88.8%, decrease from the three months ended March 31, 2009. This decrease was due primarily to lower advisory and management fees.

TOTAL OPERATING EXPENSES

Total operating expenses include interest, employee compensation and general and administrative expenses. During the three months ended March 31, 2010, we incurred $13.3 million of operating expenses, representing a $2.6 million, or 16.1%, decrease from the same quarter in the prior year. This decrease was composed of a $2.1 million decrease in interest expense and a $1.2 million decrease in general and administrative expense. These decreases were partially offset by a $0.7 million increase in employee compensation expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During the three months ended March 31, 2010, we incurred $4.5 million of interest expense, which represented a $2.1 million, or 31.8%, decrease from the same period in 2009. The previously described reduction in average LIBOR from 1.2% in the first quarter of 2009 to 0.3% in the first quarter of 2010 resulted in a $1.6 million decrease in interest expense. In addition, a decrease in average borrowing balances resulted in a $0.6 million decrease in interest expense and our amortization of debt costs decreased $0.4 million. These decreases were partially offset by $0.5 million of additional interest, resulting from a widening of the interest rate spread from 2.2% during the three months ended March 31, 2009 to 2.5% during the three months ended March 31, 2010.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards.

During the three months ended March 31, 2010, our employee compensation expense was $6.0 million, which represented a $0.7 million, or 12.9%, increase from the same period in 2009. Our salaries and benefits increased by $1.0 million, or 26.3%, primarily due to a $1.2 million increase in incentive compensation, partially offset by a $0.2 million decrease in salaries and benefits, reflecting a decrease in the number of employees from 70 at March 31, 2009 to 65 at March 31, 2010. During the three months ended March 31, 2010 and 2009, the base compensation for essentially all employees remained frozen at levels established in 2008 in order to help control general and administrative expenses. Effective April 1, 2010, most of our employees received an average 3% cost of living increase; however, the base salaries for our executive management team and other certain other key employees continue to remain frozen at 2008 levels.

During the three months ended March 31, 2010, we recognized $1.2 million of compensation expense related to restricted stock awards, compared to $1.5 million for the three months ended March 31, 2009, which represented a $0.3 million, or 20.2%, decrease. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in amortization of employee restricted stock, partially offset by the amortization of stock as part of our Long-Term Incentive Plan, or LTIP. Awards under the LTIP are contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the Compensation Committee of our board of directors.

GENERAL AND ADMINISTRATIVE

During the three months ended March 31, 2010, general and administrative expense was $2.8 million, which represented a $1.2 million, or 29.3%, decrease over the same period in 2009. This decrease was primarily attributable to a $0.7 million decrease in professional fees and legal expenses, as well as a $0.3 million decrease in insurance costs.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, (LOSS) GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION (BENEFIT)

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit) for the three months ended March 31, 2010 totaled $8.4 million, compared with $11.9 million for the three months ended March 31, 2009. This decrease was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

Distributable net operating income, or DNOI, is net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit), as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company, but does not require settlement in cash. DNOI does include PIK interest and dividend income, which generally are not payable in cash on a regular basis, but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

During the three months ended March 31, 2010, DNOI was $9.7 million, or $0.13 per share, compared to $13.5 million, or $0.18 per share, for the three months ended March 31, 2009. The following table shows a reconciliation of our reported net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit) to DNOI for the quarters ended March 31, 2010 and 2009:

	Three months ended March 31,
(in thousands, except per share data)	2010	2009
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit)	$8,439	$11,938
Amortization of employee restricted stock awards	1,227	1,537

DNOI	$9,666	$13,475

Per common share data (basic and diluted)
Weighted-average common shares outstanding	76,339	74,498
Income (loss) per common share	$0.08	$(0.68)
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit) per common share	$0.11	$0.16
DNOI per common share	$0.13	$0.18

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION (BENEFIT)

During the three months ended March 31, 2010, we incurred $2.4 million of net investment losses before income tax provision (benefit), compared to $68.3 million during the same period in 2009. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss.

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2010:

(in thousands)		Three months ended March 31, 2010
Portfolio Company	Industry	Type	Realized Loss	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation	Net (Loss)/ Gain
Jet Plastica Investors, LLC	Plastic Products	Control	$—	$(7,601)	$—	$(7,601)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(1,786)	—	(1,786)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(1,662)	—	(1,662)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(1,119)	—	(1,119)
Avenue Broadband LLC	Cable	Control	—	4,506	—	4,506
Jenzabar, Inc.	Technology	Non-affiliate	—	2,113	—	2,113
Orbitel Holdings, LLC	Cable	Control	—	1,066	—	1,066
WebMediaBrands Inc.	Information Services	Non-affiliate	(1,981)	—	1,984	3
Other			(286)	2,113	289	2,116

Total			$(2,267)	$(2,370)	$2,273	$(2,364)

During the quarter ended March 31, 2010, we sold our common stock in WebMediaBrands Inc. for approximately the fair value of this investment reported as of December 31, 2009. The remaining unrealized depreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies.

The following table summarizes our realized gain and (loss) on our investments and changes in unrealized appreciation and depreciation on our investments during the three months ended March 31, 2009:

(in thousands)			Three months ended March 31, 2009
Portfolio Company	Industry	Type	Realized (Loss)/ Gain	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss)/ Gain
TNR Holdings Corp.	Entertainment	Control	$—	$(15,802)	$—	$(15,802)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(13,540)	—	(13,540)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(6,218)	—	(6,218)
Jenzabar, Inc.	Technology	Non-affiliate	—	(5,733)	—	(5,733)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(4,955)	—	(4,955)
Broadview Networks Holdings, Inc.	Communications	Control	—	(3,822)	—	(3,822)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(3,522)	—	(3,522)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(3,511)	—	(3,511)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(2,679)	—	(2,679)
Avenue Broadband LLC	Cable	Control	—	(2,085)	—	(2,085)
Xpressdocs Holdings, Inc.	Business Services	Non-affiliate	—	(1,996)	—	(1,996)
VOX Communications Group Holdings, LLC	Broadcasting	Non-affiliate	—	(1,256)	—	(1,256)
LMS INTELLIBOUND, INC.	Logistics	Non-affiliate	—	(1,014)	—	(1,014)
XFone, Inc.	Communications	Affiliate	(1,969)	—	1,969	—
LMS Intellibound Investors, LLC	Logistics	Control	16,257	—	(15,065)	1,192
Other			(35)	(3,355)	—	(3,390)

Total			$14,253	$(69,488)	$(13,096)	$(68,331)

As shown in the above table, we recorded $15.8 million of unrealized depreciation on TNR Holdings Corp., primarily resulting from a reduction of the multiples that we used to estimate its fair value. These changes and the remaining unrealized depreciation shown in the above table predominantly resulted from a change in the multiples that we used to estimate the fair value of the investments and, to a lesser extent, the performance of some portfolio companies.

(LOSS) GAIN ON EXTINGUISHMENT OF DEBT

We incurred a $0.1 million premium when we repurchased $2.9 million of our private placement notes during the first quarter of 2010. This premium represents 102% of the principal amount to be purchased with monetization proceeds as required by our agreement with the holders of these unsecured notes. Subsequently, in April 2010, we repurchased an additional $8.0 million of collateralized loan obligations for $4.4 million that previously had been issued by our Commercial Loan Trust 2006-1, which will result in the recognition of an additional $3.6 million gain on extinguishment of debt excluding the effect of $0.1 million in deferred debt costs during the quarter ended June 30, 2010.

In January 2009, we repurchased $7.5 million of collateralized loan obligations for $2.1 million that had previously been issued by our wholly owned subsidiary, Commercial Loan trust 2006-1. As a result of this purchase, we recognized a $5.4 million gain on extinguishment of debt during the quarter ending March 31, 2009.

INCOME TAX PROVISION (BENEFIT)

During the three months ended March 31, 2010, we recorded a $0.1 million income tax provision compared to a $0.2 million income tax benefit during the three months ended March 31, 2009. Our income taxes primarily relate to unrealized appreciation and depreciation on our investments and the performance of certain of our investments that are held in taxable subsidiaries.

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and we believe it is more likely than not that the matter will be resolved for approximately $1.0 million, including additional taxes, interest and penalties accrued through the settlement. If our appeal is not successful, we could be subject to up to $23.3 million of additional taxes, interest and penalties and we could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. We accrued the majority of this $1.0 million estimated obligation, including $0.2 million of estimated tax expense recorded in 2009 and $0.3 million of estimated tax expense recorded during 2007. In addition, during 2009 and 2008, we recorded $0.1 million and $0.2 million, respectively, of estimated interest and penalties in general and administrative expense. If, in the future, we believe our total obligation associated with this examination were to increase, we would accrue the additional estimated amounts due. The 2006, 2007, 2008 and 2009 federal tax years remain open to examination by the IRS.

NET INCOME (LOSS)

During the three months ended March 31, 2010, we recorded net income of $6.0 million, compared to a net loss of $50.9 million during the three months ended March 31, 2009. This improvement is attributable to the items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•

Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of March 31, 2010 and December 31, 2009, we had $54.6 million and $54.2 million, respectively, in cash and cash equivalents. By April 29, 2010, this balance rose to $56.3 million. During January 2009, we invested cash-on-hand in interest-bearing deposit accounts. However, from February 2009 through December 2009, we maintained our cash in non-interest-bearing accounts, which were fully insured by the U.S. Federal Deposit Insurance Corporation, or FDIC, under the FDIC’s Temporary Liquidity Guarantee Program. The FDIC’s Temporary Liquidity Guarantee Program was originally scheduled to expire on December 31, 2009, but subsequently was extended through June 30, 2010. Nonetheless, beginning in January 2010, a number of banks have opted out of this program. Because of the minimal availability of the Temporary Liquidity Guarantee Program beginning in January 2010 combined with some stabilization of the banking industry, during the quarter ended March 31, 2010, we redeployed a portion of our unrestricted cash into secure interest-bearing accounts.

•

Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. In other cases, we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements and operational needs. As of March 31, 2010 and December 31, 2009, we had $94.6 million and $109.1 million, respectively, in cash, securitization accounts. By April 29, 2010, this balance had decreased to $92.3 million. During 2010, we expect the balance in our cash, securitization accounts to decrease as we originate new loans.

•

Cash, restricted includes cash held for regulatory purposes and cash that we have received that is earmarked for transfer into our cash securitization accounts. The largest component of restricted cash is represented by cash held by Solutions Capital I, L.P., our SBIC, which generally is restricted to the origination of new loans from our SBIC. As of March 31, 2010 and December 31, 2009, we had $9.0 million and $21.2 million respectively, of restricted cash. By April 29, 2010, this balance had decreased to $1.4 million as a result of the SBIC’s origination of a $10.0 million debt investment in April 2010.

For the three months ended March 31, 2010, our operating activities provided $2.2 million of cash and cash equivalents, compared to $35.7 million during the three months ended March 31, 2009, which represents a $33.5 million decrease. During the three months ended March 31, 2010, our financing activities used $1.8 million of cash, compared to $31.5 million during the three months ended March 31, 2009. This $29.7 million decrease in cash used by financing activities was due primarily to a $49.9 million net increase in cash held in securitization and restricted cash accounts and a $25.0 million decrease in proceeds from borrowings.

We believe our current liquidity, combined with our future cash flows from operations and expected monetizations should provide sufficient liquidity to meet our operating needs during the upcoming year.

CURRENT MARKET CONDITIONS

Since late 2007, the United States economy has been in a recession, which has had a severe adverse impact on many companies, especially those in the financial services sector. Since that time, stock market values decreased, several financial institutions failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. As these events unfolded, banks and others in the financial services industries recognized significant losses resulting primarily from a general decline in the fair value of their respective asset portfolios. However, beginning in mid-2009, economic conditions became generally more favorable as GDP showed positive growth. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity during the second half of 2009. While we see the potential for improvement in 2010, the timing is uncertain.

In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business, including the financial results of middle-market companies, like those in which we invest, will continue to experience deterioration, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

Consistent with other companies in the financial services sector, we have been affected adversely by many of these events. The availability of debt and equity capital continues to be constrained. While the price of our stock rose from $4.32 as of December 31, 2009 to $5.21 as of March 31, 2010 and subsequently rose to $6.84 as of April 29, 2010, our stock continues to trade below its NAV, thereby making it undesirable to issue new equity. During the three months ended March 31, 2010, we recorded $2.4 million of net investment losses, resulting from the performance of certain portfolio companies. The $2.4 million of net investment losses includes $2.3 million of net realized losses, $2.4 million of net unrealized depreciation and $2.3 million of reversal of previously recognized unrealized depreciation that we realized upon the monetization of certain investments. The $4.6 million realized and unrealized losses on our investments represents net valuation write-downs of several portfolio investments, including $7.6 million of unrealized depreciation on our investment in Jet Plastica Investors, LLC. These losses were offset by a $2.3 million reversal of unrealized depreciation on our investments, resulting primarily from the sale of our common stock in WebMediaBrands Inc.

LIQUIDITY AND CAPITAL RESOURCES

Beginning in the third quarter of fiscal 2008, we initiated a strategic plan, aimed at preserving our capital base and building our liquidity during one of the most tumultuous periods in the nation’s economic history. To achieve these goals, the 2008 strategic plan set forth a number of major initiatives, including: the suspension of new loan activities and dividend distributions to preserve our liquidity; opportunistic monetizations of certain debt and equity investments to build our cash reserve and deleverage our balance sheet; renegotiation of our borrowing agreements to provide continuing financing and relief from certain restrictive covenants; repurchase of certain of our collateralized loan obligations whose fair value was well below par; and significant reductions in general and administrative expenses. We believe that our execution of this plan made significant progress toward restoring value for our stockholders.

During the third quarter of 2009 we developed a comprehensive strategic plan intended to further enhance stockholder value, close the gap between our share price and our NAV and enable the future resumption of dividends. While we are cautious about the state of the economy, we believe that we can increase stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities. As we execute this plan over the next several years, we also plan to improve the returns on our debt and equity portfolio by improving the operating performance or by multiple expansion of our investments. In addition, we will continue to monetize lower yielding equity investments (which had an annualized earnings yield of 1.8% as of March 31, 2010) and redeploy that capital and cash held in securitization and restricted accounts into debt securities with interest yields that are expected to increase our operating income and support the reinstitution and future growth of distributions to our stockholders. As we execute on this monetization strategy, we will continue to focus on preserving our NAV and enhancing the overall return profile on our investment capital. We estimate this component of our strategy will reduce our investment in equity securities to no more than 20% of the fair value of our total portfolio over the next few years.

We generally expect to limit our future investing activities to debt investments until such time that we have further narrowed the valuation gap between our stock price and our NAV and can validate the performance returns of our existing equity portfolio. We do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future. When making new investments we expect to underwrite credit in a manner consistent with our expectation that macro-economic conditions will be under pressure for an extended period of time. Over time, if we meet our goals with respect to leverage levels and unrestricted cash balances, we potentially may, depending on stock price and debt pricing levels, seek to repurchase our equity and additional debt securities, including our collateralized loan obligations, subject to the limitations set forth in our private placement borrowing agreements. To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon a quarterly assessment of the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision. As the gap between our NAV and our stock price narrows in the future, we may issue new equity that is accretive to our business and will contribute to our future growth.

The following is a summary of recent initiatives that we have undertaken under our 2009 strategic plan:

•

Dividend Distributions—On April 29, 2010, we reinstated our dividend distributions by declaring a distribution of $0.11 per common share payable on July 2, 2010 to stockholders of record on June 2, 2010.

If we determined the tax attributes of this distribution as of March 31, 2010, 100% would be from ordinary income. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

•

Repurchases of Collateralized Loan Obligations—In April 2010, we repurchased $8.0 million of collateralized loan obligations that had previously been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1 for $4.4 million, which represents a 45% discount from par and will result in our recognition of a $3.6 million gain on extinguishment of debt excluding the effect of $0.1 million of deferred debt costs for the quarter ended June 30, 2010. In total, since December 2008, we have repurchased a total of $30.6 million of collateralized loan obligations for approximately 34% of par.

In addition to being able to extinguish this debt for approximately 34% of the principal amount of the associated notes, our interest expense will be reduced by approximately $0.6 million of annual interest expense, based on the LIBOR in effect as of March 31, 2010, over the remaining life of the Commercial Loan Trust 2006-1 facility.

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

•

Investment Opportunities—We are building the pace of our origination activity and expect to deploy capital in investments that are consistent with our investment strategy. Since reinstating our investment origination activities we have closed on four new deals totaling $39.0 million through April 29, 2010 and expect the pace of originations to increase as the year progresses.

We have capacity to originate new investments without the need to access new debt and equity capital. As of April 29, 2010, we had $146.6 million available in our cash and cash equivalents; cash, securitization; and our cash, restricted accounts to fund new investments. In addition to this cash on hand as of April 29, 2010, we have the ability to borrow up to $50 million under our Series 2006-1 Class A-2 Notes and subject to the SBA’s approval, Solutions Capital I, L.P. may also borrow up to an additional $26.3 million to originate investments based on our current funded capital.

•

Monetizations—Since initiating our deleveraging initiatives in July 2008, we have completed or announced 32 investment monetizations totaling $335.7 million, of which $324.1 million have been completed at 98.7% and 100.3% of their most recently reported cost and fair value, respectively, and one was completed at 23.8% and 42.3% of its most recently reported cost and fair value, respectively. We will strive to continue monetizing assets over the course of the next several quarters with a focus on monetizing lower yielding equity investments. However, the timing of such monetizations depends largely upon future market conditions. We are under no contractual or other obligation to monetize assets at specified times, levels or prices. A comprehensive list of the first quarter of 2010 monetization activity is included in the Portfolio Composition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

Renegotiation of Agreements—In February 2010, we obtained a liquidity renewal from SunTrust Bank, for our SunTrust Warehouse, and further amended this facility to, among other things, provide for a legal final maturity for this facility of August 2012. These amendments relaxed key covenant requirements under the borrowing facilities. Most significantly, the minimum net worth requirement was reduced from $525.0 million plus 50% of the proceeds from equity issuances to $500.0 million plus 50% of the proceeds from equity issuances after February 26, 2009 for our SunTrust Warehouse.

During 2009, we also successfully amended the agreements for our SunTrust Warehouse and our Private Placement Notes. Most significantly, these amendments relaxed key covenant requirements under the borrowing facilities. These amendments are described more fully in the Liquidity and Capital Resources—Borrowings section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS

As of March 31, 2010, we reported $534.9 million of borrowings on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of March 31, 2010 was approximately $458.5 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the Small Business Investment Act of 1958, as amended.

		March 31, 2010		December 31, 2009
(dollars in thousands)	Maturity Date	Potential Maximum Borrowing	Amount Outstanding	Potential Maximum Borrowing	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$32,379	$32,379	$34,307	$34,307
Series 2007-A	October 2012	16,189	16,189	17,154	17,154

Commercial Loan Funding Trust
Variable Funding Note	August 2012(a)	150,000	138,844	170,694	158,907

Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	40,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	29,880

SBIC (Maximum borrowing potential)(d)	(e)	130,000	27,600	130,000	27,600

Total borrowings		$721,068	$534,892	$744,655	$557,848

(a)	Renewable each February at the lender’s discretion. The lender provided this renewal in February 2010. In conjunction with this renewal, the legal final maturity date became August 2012.
( b )

Amount outstanding excludes $5.0 million of notes that we repurchased in December 2008 for $1.6 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process. Subsequently, in April 2010 we purchased an additional $8.0 million of these notes for $4.4 million which will similarly be eliminated from this schedule during the quarter ended June 30, 2010.

(c)

Amount outstanding excludes $10.1 million of notes that we repurchased in December 2008 for $2.4 million and $7.5 million of notes that we repurchased in January 2009 for $2.1 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(d )

As of March 31, 2010, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of March 31, 2010. Based on our funded capital, Solutions Capital I, L.P., subject to the SBA’s approval, may borrow up to an additional $28.3 million to originate investments as of March 31, 2010. To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $46.4 million. In February 2009, the American Recovery and Reinvestment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million.

(e )

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

As of March 31, 2010, our asset coverage ratio was 222% and had increased to 224% as of April 29, 2010 including the effect of our dividend declared on April 29, 2010. We have $28.3 million of unused, currently available borrowing capacity remaining in our SBIC subsidiary subject to the SBA’s approval that is exempt from the asset coverage ratio requirements.

As of March 31, 2010, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

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

The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the three months March 31, 2010 and 2009:

	For the three months ended
(dollars in thousands)	March 31, 2010	March 31, 2009
Weighted-average borrowings	$543,082	$635,631

Average LIBOR	0.26%	1.25%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.48	2.19
Impact of amortization of deferred debt issuance costs	0.55	0.69

Total cost of funds	3.29%	4.13%

The 3.3% weighted-average cost of funds for the three months ended March 31, 2010 was 84 basis points less than the same period in 2009. This decrease resulted from a 99 basis point decrease in average LIBOR and a 14 basis point increase in the impact of amortization of deferred debt issuance costs, partially offset by a 29 basis point increase in the average spread to LIBOR.

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

As of March 31, 2010, the outstanding balances under the Series 2005-A and Series 2007-A Private Placement Notes were $32.4 million and $16.2 million, respectively. The following table summarizes the reductions in the borrowing capacity from monetization proceeds:

	Private Placement Note Series 2005-A		Private Placement Note Series 2007-A
(in thousands)	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment	Outstanding Balances After Monetization Payment
Quarter Ended
March 31, 2009	$5,314	$44,686	2,658	$22,342
June 30, 2009	3,128	41,558	1,564	20,778
September 30, 2009	3,917	37,641	1,958	18,820
December 31, 2009	3,334	34,307	1,666	17,154
March 31, 2010	1,928	32,379	965	16,189

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

Advances under the Class A VFC may be up to 64% of eligible collateral. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the SunTrust Warehouse may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the collateral under the Commercial Loan Funding Trust as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$130,960	54.8%	$140,483	53.0%
Subordinated secured debt	102,900	43.1	102,170	38.6

Total securitized assets	233,860	97.9	242,653	91.6
Cash, securitization accounts	4,901	2.1	22,129	8.4

Total collateral	$238,761	100.0%	$264,782	100.0%

Prior to the commencement of any amortization period, we will contribute 80% of net proceeds from monetizations of collateral financed in the SunTrust Warehouse to repay the outstanding borrowings. In addition, 7.5% of the sale of the first $100.0 million of unencumbered investment assets by us is being used to pay down the SunTrust Warehouse. As of March 31, 2010, we have sold $54.5 million in unencumbered investment assets resulting in $4.1 million of repayments under this provision.

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

All the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the assets securitized under this facility as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$192,364	46.4%	$196,036	47.2%
Subordinated secured debt	132,361	31.9	132,169	31.8

Total securitized assets	324,725	78.3	328,205	79.0
Cash, securitization accounts	89,704	21.7	87,012	21.0

Total collateral	$414,429	100.0%	$415,217	100.0%

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

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that previously had been issued by 2006-1 Trust, which resulted in an $11.1 million gain on extinguishment of debt during the quarter ended December 31, 2008. In January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which resulted in a $5.4 million gain on extinguishment of debt during the quarter ended March 31, 2009. Subsequently, in April 2010, we repurchased $8.0 million of our outstanding debt securities under our debt securitization through Commercial Loan Trust 2006-1, a wholly owned subsidiary for $4.4 million. In connection with this repurchase, we expect to record a $3.6 million gain on the extinguishment of debt excluding the effect of $0.1 million in deferred debt costs during the quarter ending June 30, 2010. To date, we have repurchased an aggregate of $30.6 million of our outstanding debt securities under the Commercial Loan Trust 2006-1 for $10.5 million.

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of March 31, 2010, the license gave Solutions Capital I, L.P. the potential to borrow up to $130.0 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $130.0 million potential borrowing for which we have been approved under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $18.6 million as of March 31, 2010. Based on our current funded capital, Solutions Capital I, L.P. may, subject to the SBA’s approval, borrow up to an additional $28.3 million to originate new investments as of March 31, 2010. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $46.4 million.

The American Recovery and Reinvestment Act of 2009, which was effective in February 2009, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008. Solutions Capital I, L.P. would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $56.4 million, in addition to the $18.6 million that we had funded through March 31, 2010. As of March 31, 2010 and December 31, 2009, we had $44.6 million and $30.8 million, respectively, of investments and we had $9.0 million and $21.2 million, respectively, of restricted cash to be used for investments in our SBIC. The American Recovery and Reinvestment Act of 2009 also increased the maximum amount of outstanding leverage available to SBIC companies with multiple licenses to $225.0 million on an aggregate basis, which represents a $50.0 million increase over the prior maximum of $175.0 million.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of March 31, 2010, the SBIC had $27.6 million outstanding summarized in the following table:

	Amount Outstanding
(dollars in thousands)	March 31, 2010	December 31, 2009	Rate		Treasury Rate at Pooling Date	Spread in basis points
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	12,000	5.34%	Fixed	2.81%	253
2009-10B	13,000	13,000	4.95%	Fixed	3.44%	151

Total	$27,600	$27,600	5.19%		3.16%	203

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

During the three months ended March 31, 2010, we did not award any shares of restricted stock under the 2006 Plan. During the three months ended March 31, 2010, the forfeiture provisions lapsed on 99,000 shares of restricted stock pursuant to the 2006 Plan’s time and service requirements.

On July 23, 2009, our board of directors approved the LTIP. The LTIP is a three-year incentive compensation plan that provides our executive officers and certain key non-executive employees the opportunity to receive up to an aggregate of 865,000 shares of our restricted common stock and up to $5.2 million in cash awards upon achievement of specified share price thresholds for our common stock within the LTIP’s 36-month performance period. MCG achieved two of these market-price thresholds in October 2009, which resulted in the issuance of 432,500 shares of common stock to LTIP participants. The forfeiture provisions for 288,300 these shares of common stock lapsed immediately upon issuance. The forfeiture provisions for the remaining 144,200 of these shares of common stock will lapse in October 2010, contingent upon each eligible participant’s continued service until that time. In April 2010, MCG achieved a third market-price threshold under the LTIP after the price of shares of its common stock closed at, or above, $5 for twenty consecutive trading days, which resulted in the issuance of 216,300 shares of common stock to LTIP participants. The forfeiture provisions for 144,200 of these shares of common stock lapsed immediately upon issuance. The forfeiture provisions for the remaining 72,100 of these shares of common stock will lapse in April 2011, contingent upon each eligible participant’s continued service until that time. The LTIP also provided for a cash incentive upon the achievement of market price thresholds of $5, $6, $7 and $8 for twenty consecutive trading days. Upon the achievement of the $5 market price threshold in April 2010, the LTIP participants became eligible to receive cash awards totaling $1.0 million of which two-thirds was paid in April 2010 and the remaining one-third will be paid in one year, contingent upon the participant’s continued service until that time.

OFF-BALANCE SHEET ARRANGEMENTS

FINANCIAL INSTRUMENTS

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

Commitments to extend credit include the unused portions of commitments that obligate us to extend credit in the form of loans, participations in loans, guarantees, letters of credit and other financial commitments. Commitments to extend credit would also include loan proceeds we are obligated to advance, such as loan draws, rotating or revolving credit arrangements, or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of March 31, 2010, we had $29.9 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will be liquidity sufficient to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of March 31, 2010, we had no outstanding guarantees or standby letters of credit.

(in thousands)	As of March 31, 2010
Unused commitments to portfolio companies	Non-Affiliate Investments	Affiliate Investments	Control Investments	Total
Revolving credit facilities	$17,684	$10,000	$1,500	$29,184
Other	77	—	661	738

Total unused commitments to portfolio companies	$17,761	$10,000	$2,161	$29,922

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of March 31, 2010:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations	$319,880	$—	$—	$—	$319,880
Commercial loan funding trust facility(b)	138,844	608	138,236	—	—
Unsecured notes	48,568	—	48,568	—	—
SBIC	27,600	—	—	—	27,600

Total borrowings	534,892	608	186,804	—	347,480
Operating Leases	6,463	2,285	4,139	39	—

Total contractual obligations	$541,355	$2,893	$190,943	$39	$347,480

(a)	Excludes the unused commitments to extend credit to our customers of $29.9 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility are listed based on the contractual maturity due to the revolving nature of the facility.

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

We incurred certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which resulted in no statutorily required dividend payments in 2009. We did not declare a dividend during the quarter ended March 31, 2010. However, on April 29, 2010, we declared a distribution of $0.11 per common share payable on July 2, 2010 to stockholders of record on June 2, 2010. If we determined the tax attributes of this distribution as of March 31, 2010, 100% would be from ordinary income. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

Each year, we mail statements on Form 1099-DIV to our stockholders, which identify the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Historically, a portion of our distributions to our stockholders have been deemed a return of capital with the exception of one instance where none of the distributions were deemed a return of capital. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

The following table reconciles GAAP net income (loss) to taxable net income (loss) for the three months ended March 31, 2010 and the year ended December 31, 2009:

(in thousands)	Three months ended March 31, 2010	Year ended December 31, 2009
Net income (loss)	$5,955	$(51,059)
Difference between book and tax losses on investments	(93)	48,078
Net change in unrealized depreciation on investments not taxable until realized	97	(97,631)
Capital losses in excess of capital gains	2,267	54,245
Timing difference related to deductibility of long-term incentive compensation	867	6,091
Taxable interest income on non-accrual loans	4,352	14,949
Dividend income accrued for GAAP purposes that is not yet taxable	(1,329)	(6,149)
Distributions from taxable subsidiaries	—	144
Federal tax provision (benefit)	62	(81)
Other, net	63	323

Taxable income (loss) before deductions for distributions	$12,241	$(31,090)

CRITICAL ACCOUNTING POLICIES

These Condensed Consolidated Financial Statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. The following section describes our accounting policies associated with the valuation of our portfolio of investments. For a full discussion of our other critical accounting policies and estimates, see Management’s and Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

VALUATION OF INVESTMENTS

FAIR VALUE MEASUREMENTS AND DISCLOSURES

We account for our investments at fair value in accordance with Accounting Standard Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

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

We categorize a financial instrument in the fair value hierarchy based on the lowest level of input that is significant to its fair value measurement. In the event that such transfers were to occur in the future, we would recognize those transfers as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

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

We use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•

Majority-Owned Control Investments—Majority-owned control investments comprise 40.7% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

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

•

Non-Control Investments—Non-control investments comprise 58.9% of our investment portfolio. Quoted prices are not available for 95.9% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

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

We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2010, these securities represented 2.4% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company. Independent valuation firms performed valuations or reviewed valuations of 40 portfolio companies over the last four quarters, representing $845.9 million, or 85.4%, of the fair value of our total portfolio investments and $278.0 million, or 90.3%, of the fair value of our equity portfolio investments. In addition, the fair value of $106.3 million, or 10.7% of our total portfolio investments and $26.3 million, or 8.5% of the fair value of our equity portfolio, was derived from sales transactions involving the portfolio company. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm or we considered recent sales transactions for 96.1% of the fair value of our investment portfolio as of March 31, 2010.

	As of March 31, 2010
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuation/review prepared(a)
First quarter 2010	$179,308	$201,993	$381,301	26.3%	65.6%	38.5%
Fourth quarter 2009	164,660	52,541	217,201	24.1	17.1	21.9
Third quarter 2009	90,893	10,345	101,238	13.3	3.3	10.2
Second quarter 2009	133,055	13,133	146,188	19.5	4.3	14.8

Total independent valuation/review	567,916	278,012	845,928	83.2	90.3	85.4

Fair value derived from sales transaction
First quarter 2010	28,562	26,278	54,840	4.2	8.5	5.5
Third quarter 2009	51,690	—	51,690	7.5	—	5.2

Total derived from sales transaction	80,252	26,278	106,530	11.7	8.5	10.7

New investments made during the 12 months ended March 31, 2010	29,573	—	29,573	4.3	—	3.0
Not evaluated during the 12 months ended March 31, 2010	5,332	3,669	9,001	0.8	1.2	0.9

Total investment portfolio	$683,073	$307,959	$991,032	100.0%	100.0%	100.0%

(a)

Independent valuations/reviews prepared more than one time during the twelve months ended March 31, 2010 have that investment’s fair value reflected in the most recent quarter for which an independent valuation/review was prepared.

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

Due to the uncertainty inherent in the valuation process, such fair value estimates may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses that we ultimately realize on these investments to differ from the valuations currently assigned.

RECENT ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS

In January 2010, FASB issued Accounting Standard Update No. 2010-06—Improving Disclosures about Fair Value Measurements, or ASU 2010-06. The January 2010 update amends Accounting Standards Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820, to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted this standard beginning with our financial statements ending March 31, 2010. Our adoption of this standard did not affect our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since late 2007, the United States economy has been in a recession, which has had a severe adverse impact on many companies, especially those in the financial services sector. Since that time, the stock market decreased, several financial institutions failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. As these events unfolded, banks and others in the financial services industries recognized significant losses resulting primarily from a general decline in the fair value of their respective asset portfolios. However, since mid-2009, economic conditions became generally more favorable as real gross domestic product, or GDP, showed positive growth. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity during the second half of 2009. While we see the potential for improvement in 2010, the timing is uncertain.

In the event of renewed financial turnoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults. During the three months ended March 31, 2010, we experienced write-downs primarily in the plastic products industry due to a reduction in the performance of one of our portfolio companies caused by an increase in the cost of raw materials used by that company. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of March 31, 2010, approximately 56.1% of our loan portfolio, at fair value, bore interest at a spread to LIBOR or prime rate, and 43.9% at a fixed interest rate. As of March 31, 2010, approximately 38.4% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 4.0% on the LIBOR base index and prime floors between 3.0% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

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

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Commercial Loans	Borrowings
Money market rate	$41,066	$—	$—	$—
Prime rate	39,440	—	75,126	—
LIBOR
30-day	49,460	—	19,876	—
60-day	12,713	—	12,441	—
90-day	314,090	319,880	306,563	319,880
180-day	3,683	—	3,683	—
Commercial paper	—	138,844	—	158,907
Fixed rate	354,747	76,168	350,504	79,061

Total	$815,199	$534,892	$768,193	$557,848

Based on our March 31, 2010 balance sheet, the following table shows the impact to net income of hypothetical base rate changes in interest rates, assuming no changes in our investment and borrowing structure:

(dollars in thousands) Basis Point Change(a)	Interest Income	Interest Expense	Unrealized (Depreciation)/ Appreciation	Net Loss
100	1,806	4,587	(500)	(3,281)
200	3,860	9,174	(37)	(5,351)
300	7,216	13,762	425	(6,121)

(a)	As of March 31, 2010, quarterly average LIBOR was 0.26%; thus, a 100 basis point decrease could not occur.

From February 2009 through December 2009, we maintained our cash in non-interest-bearing accounts, which were fully insured by the FDIC, under the FDIC’s Temporary Liquidity Guarantee Program. The FDIC’s Temporary Liquidity Guarantee Program was originally scheduled to expire on December 31, 2009, but was subsequently extended through June 30, 2010. Nonetheless, beginning in January 2010, a number of banks opted out of this program. Because of the minimal availability of the Temporary Liquidity Guarantee Program beginning in January 2010 combined with some stabilization of the banking industry, during the quarter ended March 31, 2010, we redeployed a portion of our unrestricted cash into secure interest-bearing accounts. Consequently, we deposited a portion of our excess cash into secure interest-bearing accounts during the quarter ended March 31, 2010. As we redeploy additional cash into interest-bearing accounts and we originate new investments, our sensitivity to interest rate fluctuations and our net loss from a hypothetical increase in interest rates should decrease. As of March 31, 2010, we had a total of $158.2 million of unrestricted cash, restricted cash and cash in securitization accounts of which $117.1 million was in non-interest bearing accounts. For each $10.0 million of cash in these non-interest bearing accounts that we redeploy into variable interest rate investments, the net loss from our sensitivity to interest rate fluctuations will decrease by approximately $100,000 for each 100 basis point increase in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended March 31, 2010, there were no new or material developments in legal proceedings.

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

Many of the companies in which we have made, or may make, investments are, and may continue to be, susceptible to economic downturns or recessions. Since the nation entered into a recession in late 2007, the stock market has declined, many financial institutions have failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. The U.S. government has acted to restore liquidity and stability to the financial system, but there can be no assurance these regulatory programs and proposals will have a long-term beneficial impact. Economic conditions have become generally more favorable beginning in mid-2009 as real gross domestic product, or GDP, showed positive growth. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity during the last nine months of the year. While we see the potential for improvement in 2010, the timing is uncertain. In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business.

To the extent that recessionary conditions continue or worsen, the financial results of middle-market companies, like those in which we invest, may continue to experience deterioration, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

Adverse economic conditions have decreased the value of some of our loans and equity investments and a prolonged recession, or the after-effects of these conditions, may further decrease such value. These conditions have contributed to, and could continue to contribute to, additional losses of value in our portfolio and decreases in our revenues, net income and net assets. If prolonged, unfavorable or uncertain economic and market conditions may affect the ability of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, merger, recapitalization or initial public offering. Therefore, the number of non-performing assets may increase and the value of one or more of our portfolio companies may decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments.

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

Our portfolio consists primarily of debt and equity investments in privately owned middle-market companies. Investing in middle-market companies involves a number of significant risks. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Compared to larger publicly traded companies, these middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse affect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

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

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. As of March 31, 2010, our investments in communications companies represented 18.9% of the fair value of our portfolio. Of the 18.9% investment, 17.1% represented investments in CLECs and 1.8% represented investments in other communications companies. In addition, as of March 31, 2010, our investments in cable, healthcare and food services portfolio companies represented 13.5%, 9.8% and 7.2%, respectively, of the fair value of our portfolio. If an industry in which we have significant investments or revenue concentrations suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

Broadview Networks Holdings, Inc., or Broadview, a CLEC serving primarily business customers, is our largest portfolio investment. As of March 31, 2010, we held preferred stock in Broadview with a $138.8 million fair value. As of March 31, 2010 and December 31, 2009, our investment in Broadview represented 14.0% and 14.1%, respectively, of the fair value of our investment portfolio. If Broadview’s performance deteriorates or valuation multiples contract further in future periods, we may be required to recognize additional unrealized depreciation on this investment. Our ability to recognize income from our investment in Broadview in future periods depends on the performance and value of Broadview.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased in recent years among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas in which traditionally they have not invested. As a result of these entrants, competition for investment opportunities has intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time. We can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

We may be unable to monetize assets in a challenging market environment that may preclude buyers from making investments at the fair values established by our board of directors. We are susceptible to the risk of significant loss, if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations, meet our liability maturities and maintain compliance with our debt covenants. In addition, if the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, pay dividends and could cause us to breach certain covenants in our credit facilities, which could materially impair our business operations. Further asset value degradation may result from circumstances that we may be unable to control, such as a severe decline in the value of the U.S. dollar, a protracted economic downturn or an operational problem that affects third parties or us. Ongoing disruptive conditions could cause our stock price and NAV to decline, restrict our business operations and adversely impact our results of operations and financial condition. As of March 31, 2010, our common stock was trading at $5.21 per share, or at 63.8% of NAV.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of March 31, 2010, approximately 56.1% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and approximately 43.9% of the fair value of our loan portfolio was at fixed rates. As of March 31, 2010, approximately 38.4% of the fair value of our loan portfolio had LIBOR floors between 1.5% and 3.5% on the LIBOR base index and prime floors between 3.0% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

Our shares of common stock may continue to trade at discounts from NAV, which limits our ability to raise additional equity capital.

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

If we are not successful in our appeal to the Internal Revenue Service, we could be subject to up to $23.3 million of additional taxes, interest and penalties, and could be required to make up to $25.1 million of additional cash and/or stock distributions. This event could have an adverse effect on our liquidity.

In December 2007, we received an examination report from the Internal Revenue Service related to its audit of our tax returns for the 2004 and 2005 tax years. The Internal Revenue Service proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that the matter will be resolved for approximately $1.0 million. In the event that our appeal is unsuccessful, we also could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. The 2006, 2007, 2008 and 2009 federal tax years remain open to examination by the IRS.

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

During the past year, our common stock has traded consistently, and at times significantly, below NAV. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of our stock, subject to certain exceptions. One of these exceptions allows the sale of common stock at a price below NAV if the sale is approved by the holders of a majority of our outstanding voting securities and by holders of a majority of our outstanding voting securities who are not affiliated persons of us, and our board of directors must make certain determinations prior to any such sale.

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

We have elected to be taxed for federal income tax purposes as a RIC, under Subchapter M of the Internal Revenue Code. To qualify as a RIC under the Internal Revenue Code, we must meet certain source-of-income, asset diversification and annual distribution requirements and maintain our status as a BDC, including:

•

The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and, thus, become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and, therefore, will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

If we were to continuously fail to qualify as a BDC, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a BDC, see the disclosure under the caption Item 1. Business—Regulation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

We have substantial indebtedness and, if we do not service our debt arrangements adequately, our business could be harmed materially.

As of March 31, 2010, we had $534.9 million of outstanding borrowings under our debt facilities. As of March 31, 2010, the weighted-average annual interest rate on all of our outstanding borrowings was 2.7%, excluding the amortization of deferred debt issuance costs. Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our warehouse financing facility, or SunTrust Warehouse, funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., and our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, these facilities include various affirmative and negative covenants, as well as certain cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could, in certain circumstances, constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period, if any, the lenders thereunder would have the ability to, in certain circumstances, accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, in the event of a default on these loans held by the trusts, we bear losses to the extent that the fair value of our collateral exceeds our borrowings. The fair value of our excess collateral was $224.5 million as of March 31, 2010.

Under the terms of our unsecured notes, or the Private Placement Notes, we are also subject to financial and operating covenants that restrict our business activities, including our ability to incur certain additional indebtedness, effect debt and stock repurchases in specified circumstances or through the use of borrowings or unrestricted cash, or pay dividends above certain levels.

Decreases in the fair values of our portfolio company investments which we record as unrealized depreciation could affect certain covenants in our credit facilities. Our SunTrust Warehouse requires that we maintain a minimum stockholders’ equity of not less than $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009. The Private Placement Notes require that we maintain a consolidated stockholders’ equity of $500.0 million for the periods ending as of and after December 31, 2008. As of March 31, 2010, our stockholders’ equity was $622.9 million. In the event that our investments experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities, pursuant to which our lenders might, among other things, require full and immediate payment.

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

If we are not able to refinance or renew our debt or are not able to do so on favorable terms, our operations could be affected adversely.

As of March 31, 2010, we had $534.9 million of borrowings. In February 2010, we received the annual renewal of the liquidity facility that supports our SunTrust Warehouse, at which time the SunTrust Warehouse facility limit was reduced to $150.0 million. As of March 31, 2010, the facility limits for the SunTrust Warehouse and Private Placement notes were $150.0 million and $48.6 million, respectively.

Absent any acceleration events, the SunTrust Warehouse matures in August 2012 and the Private Placement Notes mature in October 2011 (with respect to the $32.4 million in notes remaining) and October 2012 (with respect to the $16.2 million in notes remaining). We cannot be certain that we will be able to renew our credit facilities as they mature or to establish new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to renew or refinance such facilities and establish new facilities, at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under such facilities and are declared in default or if we are unable to renew or refinance these facilities, our operations could be affected adversely.

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

In the event that our asset coverage ratio falls below 200%, we will be unable to make distributions until our asset coverage ratio improves. If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level. As of March 31, 2010, our asset coverage ratio was 222%. We have not paid a dividend since July 2008. During 2009, we incurred certain losses for tax purposes that we recognized for book purposes during 2008, which resulted in no statutorily required dividend payments in 2009. In order to preserve capital, we did not make distributions during 2009. However, on April 29, 2010, we declared a distribution of $0.11 per common share payable on July 2, 2010 to stockholders of record on June 2, 2010. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

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

While currently it is not our intention to do so, we may in the future elect to distribute taxable dividends that are payable, in part, in shares of our common stock. Under a recently issued IRS revenue procedure, we may treat a distribution of our stock as a dividend if, among other things, the stock is publicly traded on an established securities market and each stockholder may elect to receive his or her entire distribution in either cash or our stock subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which must be at least 10% of the aggregate declared distribution. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as a long-term capital gain to the extent such distribution is properly designated as a capital gain dividend). As a result, a U.S. stockholder may be required to pay tax with respect to such distribution in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. income taxes with respect to such distribution, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders decide to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

We depend on the continued services of our executive officers and other key management personnel. The loss of any of our executive officers or key management personnel could result in inefficiencies in our operations and lost business opportunities, which could have a negative impact on our business. In the event that Western Investment, LLC prevails in the contested election of directors at our 2010 Annual Meeting of Stockholders, it would lead to the triggering of a “good reason” event under the employment agreement of Steven F. Tunney, our CEO, permitting him to elect to terminate his employment with us on favorable terms. In addition, under our SunTrust Warehouse, if either Steven F. Tunney or B. Hagen Saville, our Executive Vice President, Business Development, ceases to be involved actively in the management of MCG and is not replaced by a person reasonably acceptable to SunTrust within 90 consecutive calendar days of such occurrence, we would be in default under such facility. If we lose the services of Mr. Tunney or Mr. Saville and are unable to identify and hire suitably qualified replacements, it could trigger a covenant default under our SunTrust Warehouse, which could accelerate the termination date of that facility.

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

SBA regulations currently limit the amount that a single-license SBIC subsidiary may borrow up to a maximum of $150 million when it has at least $75 million in private capital; receives a capital commitment from the SBA; and has been through an examination by the SBA subsequent to licensing. As of March 31, 2010, our SBIC subsidiary had investments in five portfolio companies with a total fair value of $44.6 million.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS.

The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column.

Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
10.1	Amendment No. 1 to Amended and Restated Sale and Servicing Agreement, by and among MCG Capital Corporation, MCG Commercial Loan Funding Trust; Three Pillars Funding LLC; SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, dated as of February 17, 2010	8-K (0-33377)	February 18, 2010	10.1

10.2	MCG Capital Corporation Second Amended and Restated 2006 Employee Restricted Stock Plan				*

10.3	MCG Capital Corporation Second Amended and Restated 2006 Non-Employee Director Restricted Stock Plan				*

15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.3	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCG Capital Corporation

Date: May 4, 2010	By:	/S/ STEVEN F. TUNNEY SR.
Steven F. Tunney Sr.
Chief Executive Officer

Date: May 4, 2010	By:	/S/ STEPHEN J. BACICA
Stephen J. Bacica
Chief Financial Officer

Date: May 4, 2010	By:	/S/ LINDA A. NIMMONS
Linda A. Nimmons
Chief Accounting Officer