Form 10-Q
period 2010-06-30
MCG CAPITAL CORP
filed 2010-08-05
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, there were 76,557,037 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)	June 30, 2010	December 31, 2009
	(unaudited)
Assets

Cash and cash equivalents	$44,198	$54,187

Cash, securitization accounts	91,445	109,141

Cash, restricted	17,167	21,232

Investments at fair value
Non-affiliate investments (cost of $597,283 and $560,347, respectively)	576,209	531,974
Affiliate investments (cost of $25,866 and $38,845, respectively)	32,887	44,388
Control investments (cost of $557,188 and $555,732, respectively)	388,494	409,984

Total investments (cost of $1,180,337 and $1,154,924, respectively)	997,590	986,346
Interest receivable	6,643	6,025

Other assets	13,420	14,218

Total assets	$1,170,463	$1,191,149

Liabilities

Borrowings (maturing within one year of $5,350 and $13,327, respectively)	$534,278	$557,848

Interest payable	2,602	2,736

Dividends payable	8,421	—

Other liabilities	10,307	14,882

Total liabilities	555,608	575,466

Stockholders’ equity

Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—

Common stock, par value $0.01, authorized 200,000 shares on June 30, 2010 and December 31, 2009, 76,557 issued and outstanding on June 30, 2010 and 76,394 issued and outstanding on December 31, 2009	766	764

Paid-in capital	1,007,464	1,005,085

Distributions in excess of earnings
Paid-in capital	(162,783)	(162,783)
Other	(46,469)	(57,066)

Net unrealized depreciation on investments	(184,123)	(170,317)

Total stockholders’ equity	614,855	615,683

Total liabilities and stockholders’ equity	$1,170,463	$1,191,149

Net asset value per common share at end of period	$8.03	$8.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$15,079	$16,430	$29,925	$32,097
Affiliate investments (5% to 25% owned)	783	1,127	1,765	2,268
Control investments (more than 25% owned)	5,291	6,871	11,074	16,660

Total interest and dividend income	21,153	24,428	42,764	51,025

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	443	21	465	746
Control investments (more than 25% owned)	172	289	285	773

Total advisory fees and other income	615	310	750	1,519

Total revenue	21,768	24,738	43,514	52,544

Operating expenses
Interest expense	4,383	6,315	8,856	12,873
Employee compensation
Salaries and benefits	3,742	2,911	8,538	6,709
Amortization of employee restricted stock awards	1,123	1,787	2,350	3,324

Total employee compensation	4,865	4,698	10,888	10,033
General and administrative expense	3,670	5,552	6,481	9,527

Total operating expenses	12,918	16,565	26,225	32,433

Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit)	8,850	8,173	17,289	20,111

Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	2,722	(3,106)	455	(3,171)
Affiliate investments (5% to 25% owned)	—	—	—	(1,947)
Control investments (more than 25% owned)	(1,979)	(36,697)	(1,979)	(20,432)

Total net realized (loss) gain on investments	743	(39,803)	(1,524)	(25,550)

Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	2,569	404	7,299	(19,188)
Affiliate investments (5% to 25% owned)	278	(765)	1,478	853
Control investments (more than 25% owned)	(16,832)	26,025	(22,946)	(38,232)
Derivative and other fair value adjustments	276	155	363	(198)

Total net unrealized (depreciation) appreciation on investments	(13,709)	25,819	(13,806)	(56,765)

Net investment loss before income tax provision (benefit)	(12,966)	(13,984)	(15,330)	(82,315)
Gain (loss) on extinguishment of debt before income tax provision (benefit)	3,490	(132)	3,432	5,143

Income tax provision (benefit)	124	(82)	186	(254)

Net (loss) income	$(750)	$(5,861)	$5,205	$(56,807)

(Loss) earnings per basic and diluted common share	$(0.01)	$(0.08)	$0.07	$(0.76)
Cash distributions declared per common share	$0.11	$—	$0.11	$—
Weighted-average common shares outstanding—basic and diluted	75,392	74,592	76,424	74,545

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Six months ended June 30,
(in thousands, except per share amounts)	2010	2009
Increase (decrease) in net assets from operations

Net operating income before net investment loss, gain on extinguishment of debt and income tax (provision) benefit	$17,289	$20,111

Net realized loss on investments	(1,524)	(25,550)

Net unrealized depreciation on investments	(13,806)	(56,765)

Gain on extinguishment of debt	3,432	5,143

Income tax (provision) benefit	(186)	254

Net income (loss)	5,205	(56,807)

Distributions to stockholders

Distributions declared	(8,421)	—

Dividends forfeited	7	—

Net decrease in net assets resulting from stockholder distributions	(8,414)	—

Capital share transactions

Amortization of restricted stock awards
Employee	2,350	3,324
Non-employee director	40	81

Net forfeitures of restricted common stock	(9)	—

Cancellation of common stock held as collateral for stockholder loans	—	(92)

Stockholder loans

Unrealized appreciation on stockholder loans	—	(31)

Repayment of stockholder loans	—	92

Net increase in net assets resulting from capital share transactions	2,381	3,374

Total decrease in net assets	(828)	(53,433)

Net assets

Beginning of period	615,683	658,911

End of period	$614,855	$605,478

Net asset value per common share at end of period	$8.03	$7.97

Common shares outstanding at end of period	76,557	75,970

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities
Net income (loss)	$5,205	$(56,807)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Investments in portfolio companies	(80,614)	(50,420)
Principal collections related to investment repayments or sales	57,970	116,144
Increase in interest receivable, accrued payment-in-kind interest and dividends	(4,911)	(6,191)
Amortization of restricted stock awards
Employee	2,350	3,324
Non-employee director	40	81
Decrease in cash—securitization accounts from interest collections	1,575	636
Depreciation and amortization	2,088	2,990
Unrealized appreciation on stockholder loans	—	(123)
Decrease in other assets	439	1,256
Decrease in other liabilities	(4,339)	(3,060)
Net realized loss on investments	1,524	25,550
Net change in unrealized depreciation on investments	13,806	56,765
Gain on extinguishment of debt	(3,432)	(5,143)

Net cash (used in) provided by operating activities	(8,299)	85,002

Cash flows from financing activities
Payments on borrowings	(34,138)	(47,157)
Proceeds from borrowings	14,000	—
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	16,121	(41,839)
Restricted cash	4,065	(19,377)
Payment of financing costs	(1,729)	(4,119)
Net forfeitures of restricted common stock	(9)	—
Repayment of stockholder loans	—	92

Net cash used in financing activities	(1,690)	(112,400)

Net decrease in cash and cash equivalents	(9,989)	(27,398)

Cash and cash equivalents
Beginning balance	54,187	46,149

Ending balance	$44,198	$18,751

Supplemental disclosure of cash flow information
Interest paid	$7,589	$12,593
Income taxes paid	200	197
Payment-in-kind interest collected	4,818	1,160
Dividend income collected	956	5,169

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2010 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband	Cable	Subordinated Debt (14.0%, Due 3/14)(1)	$14,801	$14,725	$14,725
LLC(2)		Preferred Units (10.8%, 17,100 units)(1)		22,004	36,990
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks	Communications-	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	64,266
Holdings, Inc.(6)	CLEC	Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	62,943
		Class A Common Stock (4,698,987 shares)		—	—
GMC Television	Broadcasting	Senior Debt A (4.5%, Due 12/16)(1)	23,720	21,226	21,696
Broadcasting, LLC(2)		Subordinated Debt (14.0%, Due 12/16)(1)(7)	9,737	6,975	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,153	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—
Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,200	9,145	8,995
		Series A Preferred Units (10.0%, 86,000 units)		9,095	—
		Series B Preferred Units (10.0%, 30,000 units)		3,000	—
Jet Plastica Investors,	Plastic Products	Senior Debt (9.4%, Due 12/12)(1)	13,108	13,031	13,031
LLC(2)		Subordinated Debt A (15.4%, Due 3/13)(1)(8)	20,214	19,262	16,928
		Subordinated Debt B (17.0%, Due 3/13)(1)(7)	23,312	19,560	—
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—
JetBroadband Holdings, LLC(2)(13)	Cable	Subordinated Unsecured Debt (14.9%, Due 8/15-2/16)	28,837	28,687	28,687
		Series A Preferred Units (10.0%, 133,204 units)		14,315	9,054
		Series B Preferred Units (24,441 units)		3,875	7,750
MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		1	—
NPS Holding	Business	Senior Debt A1 (6.0%, Due 6/13)(1)	4,702	3,440	3,796
Group, LLC(2)(5)	Services	Senior Debt A2 (6.0%, Due 6/13)(1)(7)	2,069	1,904	—
		Senior Debt A3 (6.0%, Due 6/13)(1)(7)	7,872	6,228	—
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Units (36,500 units)		—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	15,415	15,357	15,357
		Preferred LLC Interest (10.0%, 120,000 units)		14,098	14,098
PremierGarage	Home Furnishings	Senior Debt (8.3%, Due 12/10-9/11)(1)(7)	10,192	8,997	9,443
Holdings, LLC(2)(6)		Preferred LLC Units (400 units)		400	—
		Common LLC Units (79,935 units)		4,971	—
RadioPharmacy	Healthcare	Senior Debt (7.0%, Due 12/10)(1)	8,500	8,492	8,492
Investors, LLC(2)		Subordinated Debt (15.0%, Due 12/11)(1)	10,293	10,271	10,098
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	—
Superior Industries	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	21,867	21,794	21,794
Investors, LLC(2)		Preferred Units (8.0%, 125,400 units)		15,863	17,142
Total Sleep Holdings,	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	12,526	11,780	3,209
Inc.(2)(6)		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—

Total Control Investments (represents 38.9% of total investments at fair value)				557,188	388,494

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2010 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Affiliate Investments(3):
Advanced Sleep	Home Furnishings	Senior Debt (13.5%, Due 10/11)(1)	$5,565	$5,504	$5,504
Concepts, Inc.(2)		Subordinated Debt (16.0%, Due 4/12)(1)	5,228	5,157	5,157
		Series A Preferred Stock (20.0%, 49 shares)		298	74
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—
Cherry Hill Holdings, Inc.(6)	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	657
Stratford School	Education	Senior Debt (6.9%, Due 7/11-9/11)(1)	3,440	3,416	3,416
Holdings, Inc.(2)		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,700	6,700
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		300	7,875
		Warrants to purchase Common Stock (expire 5/15)(1)		67	2,004
Sunshine Media	Publishing	Common Stock (145 shares)		581	—
Delaware, LLC(2)(6)		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—
Velocity Technology	Business Services	Series A Preferred Stock (1,506,602 shares)		1,500	1,500
Enterprises, Inc.(2)

Total Affiliate Investments (represents 3.3% of total investments at fair value)				25,866	32,887

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2010 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Non-Affiliate Investments (less than 5% owned):
Active Brands	Consumer Products	Senior Debt (10.5%, Due 6/12)(1)(7)	$25,828	$24,640	$13,257
International, lnc.(2)(6)		Subordinated Debt (17.0%, Due 9/12)(1)(7)	16,794	12,053	—
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—
Allen’s T.V. Cable	Cable	Senior Debt (7.3%, Due 12/12)(1)	5,680	5,664	5,664
Service, Inc.		Subordinated Debt (10.1%, Due 12/12)(1)	2,480	2,442	2,391
		Warrants to purchase Common Stock (expire 11/15)		—	84
Coastal Sunbelt	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	21,811	21,614	21,614
Holding, Inc.(2)		Subordinated Debt (16.0%, Due 8/15)(1)	8,681	8,610	8,610
Coastal Sunbelt Real	Real Estate	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,223	2,216	2,215
Estate, Inc.	Investments	Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	794
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.9%, Due 06/13)(1)	7,672	7,505	6,461
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (13.2%, Due 12/13)(1)(8)	23,653	22,830	17,280
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	592	435
Dayton Parts Holdings, LLC(6)	Auto Parts	Preferred LLC Interest (10.0%, 16,470 units)		614	614
		Class A Common LLC Interest (8.0%, 10,980 units)		400	110
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	3,887	3,838	3,838
Equibrand Holding	Leisure Activities	Senior Debt (9.5%, Due 6/11)(1)	4,640	4,620	4,620
Corporation(2)		Subordinated Debt (17.0%, Due 12/11)(1)	9,887	9,837	9,837
G&L Investment	Insurance	Subordinated Debt (8.0%, Due 5/14)(1)	17,500	17,075	16,226
Holdings, LLC(2)		Series A Preferred Shares (14.0%, 5,000,000 shares)		7,138	7,138
		Class C Shares (621,907 shares)		529	337
Golden Knight II CLO, Ltd.(6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,482	1,988
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (13.0%, Due 12/13)(1)	22,984	22,831	22,831
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	4,317
Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,667	22
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,225	6,225
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(12)		423	23,032
Lambeau Telecom Company, LLC	Communications-CLEC	Senior Debt (12.0%, Due 2/13)	1,266	1,231	991
Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)		2,185	—
LMS INTELLIBOUND,	Logistics	Senior Debt (8.6%, Due 3/14–6/14)(1)	21,800	21,525	21,525
INC.(2)		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,862	6,862
Massage Envy, LLC	Leisure Activities	Senior Debt (11.0%, Due 12/14)(1)	10,941	10,713	10,713
Maverick Healthcare	Healthcare	Subordinated Debt (16.0%, Due 4/14)(1)	13,122	12,967	12,967
Equity, LLC		Preferred Units (10.0%, 1,250,000 units)		1,503	1,627
		Class A Common Units (1,250,000 units)		—	196
MCI Holdings LLC(2)	Healthcare	Subordinated Debt (13.9%, Due 4/13)(1)	32,743	32,606	32,606
		Class A LLC Interest (4,712,042 units)		3,000	12,663

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2010 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Metropolitan	Communications-	Senior Debt (10.3%, Due 9/10-12/11)(1)	$17,904	$17,859	$17,859
Telecommunications Holding Company(2)	CLEC	Warrants to purchase Common Stock (expire 9/13)		1,843	11,954
Miles Media Group, LLC(2)	Business Services	Senior Debt (12.5%, Due 6/13)(1)	17,143	16,911	16,911
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (12.8%, Due 9/14)(1)	30,359	30,112	30,112
		Series A Preferred Units (516,691 units)		718	718
		Series B Preferred Units (165,003 units)		142	356
		Class A Common Units (1,000,000 units)		333	264
Philadelphia Newspapers, LLC(6)(11)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,070	—
Provo Craft & Novelty Inc.	Leisure Activities	Senior Debt (8.0%, Due 3/16)(1)	10,000	9,735	9,735
Quantum Medical	Laboratory	Senior Debt (6.5%, Due 5/11)(1)	14,797	14,784	14,784
Holdings, LLC (2)	Instruments	Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,972	17,972
		Preferred LLC Interest (1,000,000 units)		685	1,759
Restaurant Technologies,	Food Services	Senior Debt (17.6%, Due 2/12)(1)	41,245	41,048	41,048
Inc.		Common Stock (47,512 shares)		352	67
		Warrants to purchase Common Stock (expire 6/14)		—	414
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (14.0%, Due 8/11)(1)	26,894	26,065	25,231
Service Champ, Inc.(1)	Auto Parts	Subordinated Unsecured Debt (14.3%, Due 1/16)(1)	10,043	9,946	9,946
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (9.0%, Due 5/15)	11,450	11,294	11,294
Sorenson Communications, Inc.	Information Services	Senior Debt (6.0%, Due 4/14)(1)	8,425	8,237	7,284
Summit Business Media Intermediate Holding Company, LLC(6)	Information Services	Subordinated Debt (15.0%, Due 7/14)(1)(7)	7,158	5,996	296
Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (7.4%, Due 10/12)(1)	20,000	19,898	18,697
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	10
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (16.5%, Due 11/14)(1)	14,871	14,871	14,871
The Telx Group, Inc.(1)	Business Services	Senior Debt (8.3%, Due 6/15)(1)	14,000	13,722	13,722
VOX Communications	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,598	10,463	6,044
Group Holdings, LLC(2)(6)		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,309	1,414	—
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (5.3%, Due 2/14)(1)	3,869	3,875	3,798
Xpressdocs Holdings,	Business Services	Senior Debt (11.5%, Due 4/12-4/13)(1)(8)	20,091	19,875	19,875
Inc.(2)		Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 57.8% of total investments at fair value)				597,283	576,209

Total Investments				$1,180,337	$997,590

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2010 (unaudited)

(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value(a)
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	10.0%	11/10	$16,000	$—	$(189)
	Interest Rate Swap—Pay Fixed/Receive Floating	14.0%	11/10	8,000	—	(95)
	Interest Rate Swap—Pay Fixed/Receive Floating	13.0%	08/11	12,500	—	(240)
	Interest Rate Swap—Pay Fixed/Receive Floating	9.0%	08/11	8,681	—	(167)

Total Interest Rate Swaps				$45,181	$—	$(691)

(a)	We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband	Cable	Subordinated Debt (14.0%, Due 3/14)(1)	$14,436	$14,349	$14,349
LLC(2)		Preferred Units (10.8%, 17,100 units)(1)		20,878	26,601
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks	Communications-	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,139
Holdings, Inc.(6)	CLEC	Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,695
		Class A Common Stock (4,698,987 shares)		—	—
GMC Television	Broadcasting	Senior Debt A (4.3%, Due 12/16)(1)	20,720	18,537	18,537
Broadcasting, LLC(2)		Senior Debt B (4.3%, Due 12/16)(1)(7)	3,000	2,799	2,963
		Subordinated Debt (14.0%, Due 12/16)(1)(7)	9,086	6,975	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,067	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—
Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,000	8,926	8,926
		Series A Preferred Units (10.0%, 86,000 units)		9,095	1,330
		Series B Preferred Units (10.0%, 30,000 units)		3,000	159
Jet Plastica Investors,	Plastic Products	Senior Debt (9.3%, Due 12/12)(1)	12,533	12,441	12,441
LLC(2)		Subordinated Debt A (15.5%, Due 3/13)(1)	18,713	18,520	18,520
		Subordinated Debt B (17.0%, Due 3/13)(1)(8)	19,563	17,560	11,826
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—
JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.9%, Due 8/15-2/16)	28,603	28,440	28,440
		Series A Preferred Units (10.0%, 133,204 units)		18,471	11,809
		Series B Preferred Units (24,441 units)		5,000	10,000
MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		3	28
NPS Holding	Business	Senior Debt A1 (6.0%, Due 6/13)(1)	4,702	3,382	3,382
Group, LLC(2)(5)	Services	Senior Debt A2 (6.0%, Due 6/13)(1)(7)	2,069	1,922	149
		Senior Debt A3 (6.0%, Due 6/13)(1)(7)	7,873	6,228	—
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Units (36,500 units)		—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,225	16,225
		Preferred LLC Interest (10.0%, 120,000 units)		13,996	12,251
PremierGarage	Home Furnishings	Senior Debt (8.0%, Due 12/10-9/11)(1)(7)	9,953	9,149	9,887
Holdings, LLC(2)(6)		Preferred LLC Units (400 units)		400	289
		Common LLC Units (79,935 units)		4,971	—
RadioPharmacy	Healthcare	Senior Debt (7.0%, Due 12/10)(1)	8,500	8,484	8,484
Investors, LLC(2)		Subordinated Debt (15.0%, Due 12/11)(1)	10,140	10,111	10,111
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	69
Superior Industries	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	20,212	20,126	20,126
Investors, LLC(2)		Preferred Units (8.0%, 125,400 units)		15,272	18,977
Total Sleep Holdings,	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	12,037	11,780	5,271
Inc.(2)(6)		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—

Total Control Investments (represents 41.6% of total investments at fair value)				555,732	409,984

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Affiliate Investments(3):
Advanced Sleep	Home Furnishings	Senior Debt (13.3%, Due 10/11)(1)	$5,985	$5,890	$5,627
Concepts, Inc.(2)		Subordinated Debt (16.0%, Due 4/12)(1)	5,125	5,034	4,817
		Series A Preferred Stock (20.0%, 49 shares)		297	—
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—
Cherry Hill Holdings,	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	906
Inc.(6)
Stratford School	Education	Senior Debt (6.9%, Due 7/11-9/11)(1)	3,440	3,404	3,368
Holdings, Inc.(2)		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,695	6,695
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		240	6,835
		Warrants to purchase Common Stock (expire 5/15)(1)		67	1,846
Sunshine Media	Publishing	Common Stock (145 shares)		581	—
Delaware, LLC(2)(6)		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—
Velocity Technology	Business Services	Senior Debt (7.8%, Due 12/12)(1)	12,859	12,794	12,794
Enterprises, Inc.(2)		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 4.5% of total investments at fair value)				38,845	44,388

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Non-Affiliate Investments (less than 5% owned):
Active Brands	Consumer Products	Senior Debt (10.3%, Due 6/12)(1)(8)	$24,601	$24,155	$18,665
International, lnc.(2)		Subordinated Debt (17.0%, Due 9/12)(1)(7)	15,446	12,437	—
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—
Allen’s T.V. Cable	Cable	Senior Debt (7.3%, Due 12/12)(1)	6,280	6,258	6,258
Service, Inc.		Subordinated Debt (10.1%, Due 12/12)(1)	2,488	2,442	2,358
		Warrants to purchase Common Stock (expire 11/15)		—	95
Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (12.0%, Due 3/10)(1)	2,567	2,559	2,559
B & H Education, Inc.	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,669	5,383
BLI Holdings, Inc.(2)	Drugs	Senior Debt (11.3%, Due 2/10)(1)	10,393	10,216	10,213
Coastal Sunbelt	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	22,061	21,838	21,838
Holding, Inc.(2)		Subordinated Debt (16.0%, Due 8/15)(1)	8,509	8,430	8,430
Coastal Sunbelt Real	Real Estate	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,190	2,180	2,178
Estate, Inc.	Investments	Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	525
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.1%, Due 7/12-10/12)(1)(8)	9,499	9,350	8,105
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.8%, Due 12/13)(1)	20,000	19,805	13,998
CWP/RMK Acquisition	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	597	409
Corp.(2)(6)
Dayton Parts Holdings,	Auto Parts	Preferred LLC Interest (10.0%, 16,470 units)		631	615
LLC(6)		Class A Common LLC Interest (8.0%, 10,980 units)		400	—
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	6,015	5,958	5,958
Equibrand Holding	Leisure Activities	Senior Debt (9.5%, Due 6/11)(1)	4,640	4,609	4,609
Corporation(2)		Subordinated Debt (17.0%, Due 12/11)(1)	9,643	9,577	9,577
G&L Investment	Insurance	Subordinated Debt (7.8%, Due 5/14)(1)	17,500	17,021	15,778
Holdings, LLC(2)		Series A Preferred Shares (14.0%, 5,000,000 shares)		6,667	6,667
		Class C Shares (621,907 shares)		529	370
Golden Knight II CLO, Ltd.(6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	1,836
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	7,673	7,611	7,527
		Subordinated Debt (14.0%, Due 8/13)(1)	7,968	7,935	7,935
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	2,774
Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,667	21
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,019	6,019
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(12)		422	20,478
Lambeau Telecom Company, LLC	Communications-CLEC	Senior Debt (12.0%, Due 2/13)(8)	1,380	1,353	1,059
Legacy Cabinets, Inc.(6)	Home Furnishings	Subordinated Debt (12.5%, Due 8/13)(1)(7)	2,328	2,184	—
LMS INTELLIBOUND,	Logistics	Senior Debt (8.6%, Due 3/14–6/14)(1)	25,193	24,848	24,848
INC.(2)		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,846	6,846
Maverick Healthcare	Healthcare	Subordinated Debt (16.0%, Due 4/14)(1)	12,894	12,753	12,753
Equity, LLC		Preferred Units (10.0%, 1,250,000 units)		1,432	1,432
		Class A Common Units (1,250,000 units)		—	—
MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	32,307	32,186	32,186
		Class A LLC Interest (4,712,042 units)		3,000	9,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Metropolitan	Communications-	Senior Debt (10.8%, Due 12/11)(1)	$20,327	$20,247	$20,247
Telecommunications Holding Company(2)	CLEC	Warrants to purchase Common Stock (expire 9/13)		1,843	9,989
Miles Media Group, LLC(2)	Business Services	Senior Debt (12.5%, Due 6/13)(1)	17,369	17,095	17,095
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,373	19,209	18,473
		Subordinated Debt (15.0%, Due 9/14)(1)	22,384	22,323	22,323
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	568
Philadelphia Newspapers, LLC(6)(11)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,070	—
Powercom Corporation(6)	Communications-CLEC	Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical	Laboratory	Senior Debt (6.3%, Due 5/11)(1)	15,500	15,481	15,481
Holdings, LLC (2)	Instruments	Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,952	17,952
		Preferred LLC Interest (1,000,000 units)		640	1,357
Restaurant Technologies,	Food Services	Senior Debt (17.6%, Due 2/12)(1)	39,824	39,567	39,567
Inc.		Common Stock (47,512 shares)		352	51
		Warrants to purchase Common Stock (expire 6/14)		—	149
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (15.5%, Due 8/11)(1)(8)	26,559	25,964	24,730
Summit Business Media Intermediate Holding Company, LLC(6)	Information Services	Subordinated Debt (15.0%, Due 7/14)(1)(7)	6,647	5,996	896
Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (7.2%, Due 10/12)(1)	20,000	19,876	17,989
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	7
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (17.0%, Due 11/14)(1)	14,662	14,662	14,662
ValuePage, Inc.(6)	Communications-Other	Senior Debt (12.8%, Due 6/08)(7)	1,274	993	3
VOX Communications	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,483	10,463	6,025
Group Holdings, LLC(2)(6)		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,170	1,414	—
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
WebMediaBrands Inc.(6)	Information Services	Common Stock (148,373 shares)		2,115	131
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (2.5%, Due 2/14)(1)	3,890	3,908	3,354
Xpressdocs Holdings,	Business Services	Senior Debt (11.5%, Due 4/12-4/13)(1)(8)	20,208	20,055	19,630
Inc.(2)		Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 53.9% of total investments at fair value)				560,347	531,974

Total Investments				$1,154,924	$986,346

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

(10)	On April 29, 2008, Home Interiors & Gifts, Inc. filed for Chapter 11 bankruptcy protection.
(1 1)	On February 22, 2009, Philadelphia Newspapers, LLC filed for Chapter 11 bankruptcy protection.
(1 2)

On February 24, 2010, we exercised warrants to purchase 100,000 shares of common stock of Jenzabar, Inc. and we submitted the requisite payments for this stock. Our receipt of the common stock certificates from Jenzabar is pending.

(13)

On July 30, 2010, JetBroadband Holdings, LLC sold substantially all of its assets, paid off its debt to MCG and made an equity distribution of most of the remaining proceeds. See Note 12—Subsequent Events for additional information about this sale.

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

Taxable Subsidiaries—We currently qualify as a regulated investment company, or RIC, for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries, or Taxable Subsidiaries, each of which holds one or more portfolio investments listed on our Consolidated Schedule of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC (or other pass-through entity) portfolio investment would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statement of Operations.

The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital I, L.P.; Solutions Capital G.P., LLC; and MCG’s special-purpose financing subsidiaries: MCG Finance V, LLC and MCG Finance VII, LLC.

BASIS OF PRESENTATION AND USE OF ESTIMATES

These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date of June 30, 2010 through the date these financial statements were issued.

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

CERTAIN RISKS AND UNCERTAINTIES

From late 2007 and continuing into 2010, the United States economy has been in a recession, which has had a severe adverse impact on many companies, especially those in the financial services sector. The effects of these economic conditions continue to constrain the availability of debt and equity capital. Generally, the limited amount of available debt financing in the capital markets has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available in the past. In addition, during the quarter ended June 30, 2010, the price of our common stock continued to trade below our net asset value, thereby making it undesirable to issue additional shares of our common stock. To address the diminished availability of debt and equity capital in 2008 and 2009, we undertook a number of initiatives aimed at securing our borrowing facilities and improving our liquidity, including the monetization of certain investments, the suspension of both origination activity and dividend distributions and the reduction of general and administrative costs. We have concluded that the implementation of these initiatives, combined with modest improvements in the economy beginning in mid-2009, have improved our financial and liquidity metrics sufficiently to allow us to begin origination activities and dividend distributions. Although there can be no assurance, we believe we have sufficient liquidity to meet our 2010 operating requirements, as well as liquidity for new origination opportunities and potential dividend distributions.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued Accounting Standard Update No. 2010-06—Improving Disclosures about Fair Value Measurements, or ASU 2010-06. The January 2010 update amends Accounting Standards Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820, to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 was effective for interim and annual reporting periods that began after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted this standard beginning with our financial statements ended March 31, 2010. Our adoption of this standard did not affect our financial position or results of operations.

NOTE 2—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments
Senior secured debt	$449,160	38.1%	$406,182	35.2%
Subordinated debt
Secured	300,243	25.4	323,575	28.0
Unsecured	48,665	4.1	38,436	3.3

Total debt investments	798,068	67.6	768,193	66.5

Equity investments
Preferred equity	361,173	30.6	365,418	31.6
Common/common equivalents equity	21,096	1.8	21,313	1.9

Total equity investments	382,269	32.4	386,731	33.5

Total investments	$1,180,337	100.0%	$1,154,924	100.0%

The following table summarizes the composition of our investment portfolio at fair value:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$419,398	42.0%	$379,457	38.5%
Subordinated debt
Secured	237,226	23.8	275,398	27.9
Unsecured	40,848	4.1	30,618	3.1

Total debt investments	697,472	69.9	685,473	69.5

Equity investments
Preferred equity	248,983	25.0	257,984	26.2
Common/common equivalents equity	51,135	5.1	42,889	4.3

Total equity investments	300,118	30.1	300,873	30.5

Total investments	$997,590	100.0%	$986,346	100.0%

Our debt instruments bear contractual interest rates ranging from 3.0% to 17.6%, a portion of which may be deferred. As of June 30, 2010, approximately 60.7% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 39.3% of the fair value of our loan portfolio was at fixed rates. As of June 30, 2010, approximately 43.2% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 3.5% on the LIBOR base index and prime floors between 3.0% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the cost of loans more than 90 days past due and loans on non-accrual status:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$19,200	2.41%	$22,377	2.91%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$19,200	2.41%	$22,377	2.91%

Loans on non-accrual status
0 to 90 days past due	$101,471	12.71%	$60,629	7.89%
Greater than 90 days past due	19,200	2.41	22,377	2.91

Total loans on non-accrual status	$120,671	15.12%	$83,006	10.80%

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$6,066	0.87%	$6,049	0.88%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$6,066	0.87%	$6,049	0.88%

Loans on non-accrual status
0 to 90 days past due	$26,640	3.82%	$19,575	2.86%
Greater than 90 days past due	6,066	0.87	6,049	0.88

Total loans on non-accrual status	$32,706	4.69%	$25,624	3.74%

The increase in the cost and fair value basis of loans on non-accrual status during the six months ended June 30, 2010 resulted primarily from a decline in the performance of two companies in the plastic products and consumer products industries, which resulted in our placement of certain of their loans on non-accrual status.

The following table summarizes our investment portfolio by industry at cost:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$180,412	15.3%	$183,208	15.9%
Communications—other	19,899	1.7	20,872	1.8
Cable	121,167	10.3	126,059	10.9
Healthcare	142,244	12.0	136,645	11.8
Food services	71,624	6.1	70,187	6.1
Business services	74,811	6.3	74,207	6.4
Broadcasting	76,214	6.5	76,223	6.6
Plastic products	100,738	8.5	97,197	8.4
Sporting goods	37,657	3.2	35,398	3.1
Leisure activities	34,905	3.0	14,186	1.2
Laboratory instruments	33,441	2.8	34,073	3.0
Electronics	31,305	2.6	42,583	3.7
Technology	7,746	0.7	7,539	0.7
Logistics	28,387	2.4	31,694	2.7
Insurance	24,742	2.1	24,217	2.1
Home furnishings	32,643	2.8	33,061	2.9
Education	10,483	0.9	12,075	1.0
Publishing	24,475	2.1	21,450	1.8
Auto Parts	18,465	1.6	10,381	0.9
Consumer products	40,080	3.4	39,979	3.5
Entertainment	12,201	1.0	907	0.1
Information services	18,071	1.5	14,069	1.2
Other media	21,240	1.8	21,021	1.8
Other(a)	17,387	1.4	27,693	2.4

Total	$1,180,337	100.0%	$1,154,924	100.0%

(a)	No individual industry within this category exceeds 1%.

The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC	$158,013	15.8%	$170,129	17.2%
Communications—other	18,697	1.9	18,020	1.8
Cable	134,800	13.5	128,386	13.0
Healthcare	109,006	10.9	100,278	10.2
Food services	71,753	7.2	70,035	7.1
Business services	55,804	5.6	54,550	5.6
Broadcasting	52,971	5.3	52,255	5.3
Plastic products	44,830	4.5	57,449	5.8
Sporting goods	38,936	3.9	39,103	4.0
Leisure activities	34,905	3.5	14,186	1.4
Laboratory instruments	34,515	3.5	34,790	3.5
Electronics	31,450	3.2	42,082	4.3
Technology	30,355	3.0	27,595	2.8
Logistics	28,387	2.9	31,694	3.2
Insurance	23,701	2.4	22,815	2.3
Home furnishings	20,635	2.1	21,050	2.1
Education	19,995	2.0	24,127	2.5
Publishing	17,280	1.7	13,998	1.4
Auto Parts	17,131	1.7	8,720	0.9
Consumer products	13,257	1.3	18,665	1.9
Entertainment	11,951	1.2	906	0.1
Information services	11,418	1.1	6,985	0.7
Other media	8,995	0.9	10,415	1.1
Other(a)	8,805	0.9	18,113	1.8

Total	$997,590	100.0%	$986,346	100.0%

(a)	No individual industry within this category exceeds 1%.

We manage our interest rate exposure and financing facility requirements on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities, and from time to time, may enter into interest rate swaps. We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets. We do not designate any of our interest rate swaps as hedges for accounting purposes. Each quarter, we settle these interest rates swaps for cash. During the six months ended June 30, 2010 and 2009, we reported changes in the fair value of these interest rate swaps in net unrealized (depreciation) appreciation on investments on our Consolidated Statement of Operations.

As of each of June 30, 2010 and December 31, 2009, the notional amount of our interest rate swaps was $45.2 million, and the fair value of these interest rate swaps included in our liabilities was $0.7 million and $1.1 million, respectively. The following table summarizes our existing interest rate swaps with SunTrust Bank, as the counterparty, for which we pay fixed interest rates and receive floating interest rates as of June 30, 2010:

(dollars in thousands)			As of June 30, 2010			Unrealized Appreciation
Date		Interest Rate	Notional	Cost	Fair Value	Three months ended June 30, 2010	Six months ended June 30, 2010
Entered	Expiring
07/08	11/10	10.0%	$16,000	$—	$(189)	$141	$237
07/08	11/10	14.0%	8,000	—	(95)	70	118
03/09	08/11	13.0%	12,500	—	(240)	39	5
03/09	08/11	9.0%	8,681	—	(167)	26	3

Total			$45,181	$—	$(691)	$276	$363

NOTE 3—FAIR VALUE MEASUREMENT

We account for our investments in portfolio companies under ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

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

Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with unique contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in hundreds of unique inputs, including the historical and forecasted financial and operational performance of the portfolio company, projected cash flows, market multiples, comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs too numerous to list quantitatively herein.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheet by ASC 820 hierarchy:

	As of June 30, 2010
(in thousands)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Consolidated Balance Sheet
ASSETS
Non-affiliate investments
Senior secured debt	$34,539	$295,129	$329,668
Subordinated secured debt	—	158,615	158,615
Unsecured subordinated debt	—	12,161	12,161
Preferred equity	1,988	24,646	26,634
Common/common equivalents	—	49,131	49,131

Total non-affiliate investments	36,527	539,682	576,209

Affiliate investments
Senior secured debt	—	8,920	8,920
Subordinated secured debt	—	11,857	11,857
Preferred equity	—	10,106	10,106
Common/common equivalents	—	2,004	2,004

Total affiliate investments	—	32,887	32,887

Control investments
Senior secured debt	—	80,810	80,810
Subordinated secured debt	—	66,754	66,754
Unsecured subordinated debt	—	28,687	28,687
Preferred equity	—	212,243	212,243
Common/common equivalents	—	—	—

Total control investments	—	388,494	388,494

Total assets at fair value	$36,527	$961,063	$997,590

LIABILITIES
Interest rate swaps(a)	$(691)	$—	$(691)

Total liabilities at fair value	$(691)	$—	$(691)

(a)

Represents interest rate swaps on loans used as collateral on a securitized borrowing facility. The fair values of the interest rate swaps are included in other liabilities on our Consolidated Balance Sheets. See Note 2—Investment Portfolio for additional information about these interest rate swaps.

As of June 30, 2010, we had no investments that had quoted market prices in active markets, which would be categorized as Level 1 investments under ASC 820.

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

•

Non-Control Investments—Non-control investments comprise 61.1% of our investment portfolio. Quoted prices are not available for 94.0% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of June 30, 2010, these securities represented 3.7% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm, considered recent sales transactions or considered new investments made for 95.7% of the fair value of our investment portfolio as of June 30, 2010.

	As of June 30, 2010
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuations/reviews, sales trasations or recent investments
Independent valuation/review prepared(a)
Second quarter 2010	$106,761	$144,189	$250,950	15.3%	48.0%	25.2%
First quarter 2010	158,418	69,165	227,583	22.7	23.1	22.8
Fourth quarter 2009	160,263	54,656	214,919	23.0	18.2	21.6
Third quarter 2009	90,433	10,166	100,599	13.0	3.4	10.0

Total independent valuation/review	515,875	278,176	794,051	74.0	92.7	79.6

Fair value derived from sales transactions
First quarter 2010	28,688	16,804	45,492	4.1	5.6	4.6
Third quarter 2009	51,919	—	51,919	7.4	—	5.2

Total derived from sales transaction	80,607	16,804	97,411	11.5	5.6	9.8

New investments made during the 12 months ended June 30, 2010	62,693	—	62,693	9.0	—	6.3

Total portfolio evaluated	659,175	294,980	954,155	94.5	98.3	95.7

Not evaluated during the 12 months ended June 30, 2010	38,297	5,138	43,435	5.5	1.7	4.3

Total investment portfolio	$697,472	$300,118	$997,590	100.0%	100.0%	100.0%

(a)

We consider independent reviews and valuations as one set of datapoints in the determination of individual portfolio companies. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or represented a new investment made within the last twelve months. Independent valuations/reviews prepared more than one time during the twelve months ended June 30, 2010 have that investment’s fair value reflected in the most recent quarter for which an independent valuation/review was prepared.

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

Changes in Level 3 Fair Value Measurements

We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the quarter ended June 30, 2010, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three-month period from March 31, 2010 through June 30, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value March 31, 2010
Senior secured debt	$267,275	$9,096	$81,725	$358,096
Subordinated secured debt	187,393	11,739	73,581	272,713
Unsecured subordinated debt	2,198	—	28,562	30,760
Preferred equity	26,483	9,903	223,369	259,755
Common/common equivalents equity	43,959	1,964	105	46,028

Total fair value March 31, 2010	527,308	32,702	407,342	967,352

Realized/unrealized gain (loss)
Senior secured debt	(3,282)	11	(254)	(3,525)
Subordinated secured debt	1,153	54	(9,676)	(8,469)
Preferred equity	3,015	173	(8,832)	(5,644)
Common/common equivalents equity	5,172	40	(50)	5,162

Total realized/unrealized gain (loss)	6,058	278	(18,812)	(12,476)

Issuances
Senior secured debt	39,359	23	388	39,770
Subordinated secured debt	1,127	132	2,881	4,140
Unsecured subordinated debt	9,963	—	125	10,088
Preferred equity	649	30	956	1,635

Total issuances	51,098	185	4,350	55,633

Settlements
Senior secured debt	(8,173)	(210)	(1,049)	(9,432)
Subordinated secured debt	(31,058)	(68)	(32)	(31,158)
Preferred equity	(103)	—	(120)	(223)

Total settlements	(39,334)	(278)	(1,201)	(40,813)

Sales
Senior secured debt	(50)	—	—	(50)
Preferred equity	(5,398)	—	(3,130)	(8,528)
Common/common equivalents equity	—	—	(55)	(55)

Total settlements	(5,448)	—	(3,185)	(8,633)

Fair value as of June 30, 2010
Senior secured debt	295,129	8,920	80,810	384,859
Subordinated secured debt	158,615	11,857	66,754	237,226
Unsecured subordinated debt	12,161	—	28,687	40,848
Preferred equity	24,646	10,106	212,243	246,995
Common/common equivalents equity	49,131	2,004	—	51,135

Total fair value as of June 30, 2010	$539,682	$32,887	$388,494	$961,063

There were no purchases of Level 3 investments for the three months ended June 30, 2010.

The following table summarizes the unrealized appreciation (depreciation) on our Level 3 investments during the three months ended June 30, 2010.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$(2,339)	$11	$(254)	$(2,582)
Subordinated secured debt	1,153	54	(9,676)	(8,469)
Preferred equity	(650)	173	(6,801)	(7,278)
Common/common equivalents equity	5,172	40	(103)	5,109

Total change in unrealized appreciation (depreciation) on Level 3 investments	$3,336	$278	$(16,834)	$(13,220)

The following table provides a reconciliation of fair value changes during the six-month period from December 31, 2009 through June 30, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2009
Senior secured debt	$273,319	$21,789	$80,995	$376,103
Subordinated secured debt	183,684	11,511	80,202	275,397
Unsecured subordinated debt	2,179	—	28,439	30,618
Preferred equity	26,587	9,242	220,320	256,149
Common/common equivalents equity	40,885	1,846	28	42,759

Total fair value December 31, 2009	526,654	44,388	409,984	981,026

Realized/unrealized (loss)
Senior secured debt	(3,891)	297	88	(3,506)
Subordinated secured debt	1,155	218	(18,397)	(17,024)
Unsecured subordinated debt	2	—	—	2
Preferred equity	2,473	804	(6,645)	(3,368)
Common/common equivalents equity	8,245	158	27	8,430

Total realized/unrealized loss	7,984	1,477	(24,927)	(15,466)

Issuances
Senior secured debt	53,335	113	909	54,357
Subordinated secured debt	5,434	263	4,981	10,678
Unsecured subordinated debt	9,980	—	248	10,228
Preferred equity	1,087	60	1,818	2,965
Common/common equivalents equity	1	—	—	1

Total issuances	69,837	436	7,956	78,229

Settlements
Senior secured debt	(27,584)	(13,279)	(1,182)	(42,045)
Subordinated secured debt	(31,658)	(135)	(32)	(31,825)
Preferred equity	(103)	—	(120)	(223)

Total settlements	(59,345)	(13,414)	(1,334)	(74,093)

Sales
Senior secured debt	(50)	—	—	(50)
Preferred equity	(5,398)	—	(3,130)	(8,528)
Common/common equivalents equity	—	—	(55)	(55)

Total sales	(5,448)	—	(3,185)	(8,633)

Fair value as of June 30, 2010
Senior secured debt	295,129	8,920	80,810	384,859
Subordinated secured debt	158,615	11,857	66,754	237,226
Unsecured subordinated debt	12,161	—	28,687	40,848
Preferred equity	24,646	10,106	212,243	246,995
Common/common equivalents equity	49,131	2,004	—	51,135

Total fair value as of June 30, 2010	$539,682	$32,887	$388,494	$961,063

There were no purchases of Level 3 investments for the six months ended June 30, 2010.

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments during the six months ended June 30, 2010.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(2,948)	$297	$88	$(2,563)
Subordinated secured debt	1,155	218	(18,397)	(17,024)
Unsecured subordinated debt	2	—	—	2
Preferred equity	(1,192)	804	(4,614)	(5,002)
Common/common equivalents equity	8,531	158	(26)	8,663

Total change in unrealized (depreciation) appreciation on Level 3 investments	$5,548	$1,477	$(22,949)	$(15,924)

The following table provides a reconciliation of fair value changes during the three-month period from March 31, 2009 through June 30, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value March 31, 2009
Senior secured debt	$318,926	$24,403	$109,925	$453,254
Subordinated secured debt	200,460	11,216	91,529	303,205
Unsecured subordinated debt	2,128	—	25,695	27,823
Preferred equity	23,724	14,970	239,020	277,714
Common/common equivalents equity	42,863	3,903	2,584	49,350

Total fair value March 31, 2009	588,101	54,492	468,753	1,111,346

Realized/unrealized (loss)
Senior secured debt	(2,530)	66	(1,099)	(3,563)
Subordinated secured debt	(2,179)	84	(11,058)	(13,153)
Preferred equity	(2)	(531)	6,456	5,923
Common/common equivalents equity	1,265	(384)	(4,971)	(4,090)

Total realized/unrealized loss	(3,446)	(765)	(10,672)	(14,883)

Issuances
Senior secured debt	2,520	—	1,389	3,909
Subordinated secured debt	1,371	118	2,857	4,346
Unsecured subordinated debt	17	—	121	138
Preferred equity	436	29	1,636	2,101
Common/common equivalents equity	287	—	4,971	5,258

Total issuances	4,631	147	10,974	15,752

Settlements
Senior secured debt	(24,202)	(950)	(1,063)	(26,215)
Subordinated secured debt	(776)	(55)	(209)	(1,040)
Preferred equity	(324)	—	(4,971)	(5,295)

Total settlements	(25,302)	(1,005)	(6,243)	(32,550)

Sales
Senior secured debt	—	—	(2,000)	(2,000)
Subordinated secured debt	(10,172)	—	—	(10,172)
Preferred equity	(65)	—	(9,622)	(9,687)

Total sales	(10,237)	—	(11,622)	(21,859)

Transfers into (out of) Level 3
Senior secured debt	4	—	—	4
Subordinated secured debt	285	—	—	285

Total transfers into (out of)Level 3	289	—	—	289

Fair value as of June 30, 2009
Senior secured debt	294,718	23,519	107,152	425,389
Subordinated secured debt	188,989	11,363	83,119	283,471
Unsecured subordinated debt	2,145	—	25,816	27,961
Preferred equity	23,769	14,468	232,519	270,756
Common/common equivalents equity	44,415	3,519	2,584	50,518

Total fair value as of June 30, 2009	$554,036	$52,869	$451,190	$1,058,095

There were no purchases of Level 3 investments during the three months ended June 30, 2009.

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments during the three months ended June 30, 2009.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(2,530)	$66	$(1,531)	$(3,995)
Subordinated secured debt	(2,179)	84	(11,058)	(13,153)
Preferred equity	(67)	(531)	40,585	39,987
Common/common equivalents equity	1,200	(384)	(1,971)	(1,155)

Total change in unrealized (depreciation) appreciation on Level 3 investments	$(3,576)	$(765)	$26,025	$21,684

The following table provides a reconciliation of fair value changes during the six-month period from December 31, 2008 through June 30, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2008
Senior secured debt	$289,982	$25,467	$108,451	$423,900
Subordinated secured debt	210,902	11,109	128,281	350,292
Unsecured subordinated debt	2,504	—	25,577	28,081
Preferred equity	26,128	15,220	297,793	339,141
Common/common equivalents equity	48,279	3,903	2,584	54,766

Total fair value December 31, 2008	577,795	55,699	562,686	1,196,180

Realized/unrealized (loss)
Senior secured debt	(6,419)	(50)	(1,690)	(8,159)
Subordinated secured debt	(8,433)	129	(33,831)	(42,135)
Unsecured subordinated debt	(393)	—	(5)	(398)
Preferred equity	(1,055)	(811)	(18,174)	(20,040)
Common/common equivalents equity	(4,215)	(384)	(4,971)	(9,570)

Total realized/unrealized loss	(20,515)	(1,116)	(58,671)	(80,302)

Issuances
Senior secured debt	29,400	—	15,953	45,353
Subordinated secured debt	2,323	247	5,842	8,412
Unsecured subordinated debt	34	—	244	278
Preferred equity	1,113	59	7,754	8,926
Common/common equivalents equity	351	—	4,971	5,322

Total issuances	33,221	306	34,764	68,291

Settlements
Senior secured debt	(29,472)	(1,898)	(2,339)	(33,709)
Subordinated secured debt	(22,798)	(122)	(291)	(23,211)
Preferred equity	(1,167)	—	(9,325)	(10,492)

Total settlements	(53,437)	(2,020)	(11,955)	(67,412)

Sales
Senior secured debt	—	—	(2,000)	(2,000)
Subordinated secured debt	(10,172)	—	—	(10,172)
Preferred equity	(1,250)	—	(45,529)	(46,779)

Total sales	(11,422)	—	(47,529)	(58,951)

Transfers into (out of) Level 3
Senior secured debt	11,227	—	(11,223)	4
Subordinated secured debt	17,167	—	(16,882)	285

Total transfers into (out of) Level 3	28,394	—	(28,105)	289

Fair value as of June 30, 2009
Senior secured debt	294,718	23,519	107,152	425,389
Subordinated secured debt	188,989	11,363	83,119	283,471
Unsecured subordinated debt	2,145	—	25,816	27,961
Preferred equity	23,769	14,468	232,519	270,756
Common/common equivalents equity	44,415	3,519	2,584	50,518

Total fair value as of June 30, 2009	$554,036	$52,869	$451,190	$1,058,095

There were no purchases of Level 3 investments during the six months ended June 30, 2009.

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments during the six months ended June 30, 2009.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(6,419)	$(50)	$(2,122)	$(8,591)
Subordinated secured debt	(8,433)	129	(33,831)	(42,135)
Unsecured subordinated debt	(393)	—	(5)	(398)
Preferred equity	(1,055)	(811)	(302)	(2,168)
Common/common equivalents equity	(4,215)	(384)	(1,971)	(6,570)

Total change in unrealized depreciation on Level 3 investments	$(20,515)	$(1,116)	$(38,231)	$(59,862)

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK

As of June 30, 2010, approximately 17.7% of the fair value of our investment portfolio was composed of investments in the communications industry. The 17.7% included 15.8% invested in CLECs and 1.9% invested in other communications companies, including an incumbent local exchange carrier and a telecommunications tower company. As of December 31, 2009, approximately 19.0% of the fair value of our investment portfolio was composed of investments in the communications industry, including 17.2% invested in CLECs and 1.8% invested in other communications companies. For the six months ended June 30, 2010 and 2009, our portfolio companies in the communications industry contributed $1.9 million, or 4.3%, and $2.3 million, or 4.4%, respectively, of our total revenues.

Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment. As of June 30, 2010 and December 31, 2009, the fair value of our investment in Broadview represented $127.2 million and $138.8 million, or 12.8% and 14.1%, respectively, of the fair value of our investment portfolio. We did not accrete any dividends with respect to our investment in Broadview during the six months ended June 30, 2010 or 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for this investment.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the six months ended
	June 30, 2010		December 31, 2009		June 30, 2010		June 30, 2009
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Communications	$176,710	17.7%	$188,149	19.0%	$1,868	4.3%	$2,331	4.4%
Cable	134,800	13.5	128,386	13.0	5,550	12.8	5,287	10.1
Healthcare	109,006	10.9	100,278	10.2	5,364	12.3	6,291	12.0
Food services	71,753	7.2	70,035	7.1	5,346	12.3	5,772	11.0

NOTE 5—BORROWINGS

As of June 30, 2010, we reported $534.3 million of borrowings on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of June 30, 2010 was approximately $452.0 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the facility amounts and amounts outstanding and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		June 30, 2010		December 31, 2009
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$32,379	$32,379	$34,307	$34,307
Series 2007-A	October 2012	16,189	16,189	17,154	17,154

Commercial Loan Funding Trust
Variable Funding Note	August 2012(a)	150,000	132,230	170,694	158,907

Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	32,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	29,880

SBIC (Maximum borrowing potential)(d)	(e)	130,000	41,600	130,000	27,600

Total borrowings		$721,068	$534,278	$744,655	$557,848

(a)	Renewable each February at the lender’s discretion. The lender provided this renewal in February 2010. In conjunction with this renewal, the legal final maturity date became August 2012.
( b)

Amount outstanding excludes $5.0 million of notes that we repurchased in December 2008 for $1.6 million and $8.0 million of notes that we repurchased in April 2010 for $4.4 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(c)

Amount outstanding excludes $10.1 million of notes that we repurchased in December 2008 for $2.4 million and $7.5 million of notes that we repurchased in January 2009 for $2.1 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(d )

As of June 30, 2010, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $28.6 million as of June 30, 2010. Based on our funded capital as of June 30, 2010, Solutions Capital I, L.P., subject to the SBA’s approval, may borrow up to an additional $37.3 million to originate investments. To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $36.4 million. In February 2009, the American Recovery and Reinvestment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million.

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

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of June 30, 2010, our ratio of total assets to total borrowings and other senior securities was 224%.

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

The following table summarizes repayments of our borrowings based on the final legal maturity or the contractual principal collections of the outstanding loans that comprise the collateral, where applicable. Certain of our borrowing facilities contain provisions that require that we apply a portion of the proceeds we receive from monetizations to paydown a portion of the outstanding balances. Actual repayments could differ significantly due to future prepayments by our borrowers, modifications of our borrowers’ existing loan agreements, and monetizations.

	June 30, 2010
(in thousands)	Debt with Recourse	Debt without Recourse	Total
2010(a)	$4,415	$935	$5,350
2011	29,435	—	29,435
2012	14,718	131,295	146,013
2013	—	—	—
2014	—	—	—
Thereafter(b)	41,600	311,880	353,480

Total	$90,168	$444,110	$534,278

(a)	The amounts payable in 2010 reflect the paydowns we were required to make in connection with monetizations that occurred through June 30, 2010.
(b)	Recourse on Solutions Capital I, L.P.’s outstanding debt is limited to MCG’s commitment of $65.0 million. As of June 30, 2010, we had $41.6 million of debt outstanding.

The following table summarizes our aggregate outstanding borrowings as of June 30, 2010 and December 31, 2009, by interest rate benchmark:

(in thousands)	June 30, 2010	December 31, 2009
Interest rate benchmark
LIBOR	$311,880	$319,880
Commercial paper rate	132,230	158,907
Fixed rate	90,168	79,061

Total borrowings	$534,278	$557,848

As of June 30, 2010, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. The following sections provide additional detail about each of our borrowing facilities.

PRIVATE PLACEMENT NOTES

In October 2005, we issued $50.0 million of Series 2005-A unsecured notes, at a fixed-interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of Series 2007-A unsecured notes at a fixed-interest rate of 6.71% per annum. Both of these tranches, or the Private Placement Notes, are five-year notes that require semi-annual interest payments.

In February 2009, the Private Placement Notes were amended. In connection with these amendments, we and the holders of the Private Placement Notes agreed to a number of modifications to the terms of the notes, including certain financial covenants. The minimum asset coverage ratio that we are required to maintain was reduced from 200% to 180% effective as of December 31, 2008. The minimum consolidated stockholders’ equity requirement was reduced from $642.9 million prior to December 31, 2008 to $500.0 million effective as of and after December 31, 2008. The cross-default provisions were modified so that defaults of indebtedness by certain direct and indirect subsidiaries, including Solutions Capital I, L.P. and the special purpose subsidiaries relating to our Commercial Loan Trust 2006-1, or the 2006-1 Trust, and to our warehouse financing facility, or the SunTrust Warehouse, would not constitute defaults under the Private Placement Notes, as long as we (the parent company) or any other subsidiary that is not a non-recourse financing subsidiary generally are not liable for the repayment of such indebtedness. In February 2009, the interest rate for the Series 2005-A unsecured notes, increased from 6.73% to 8.98% and the interest rate for the Series 2007-A unsecured notes, increased from 6.71% to 8.96%.

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

As of June 30, 2010, the outstanding balances under the Series 2005-A and Series 2007-A Private Placement Notes were $32.4 million and $16.2 million, respectively. The following table summarizes the reductions in the borrowing capacity from monetization proceeds:

(in thousands)	Private Placement Note Series 2005-A		Private Placement Note Series 2007-A
Quarter Ended	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment	Outstanding Balances After Monetization Payment
June 30, 2009	$3,128	$41,558	1,564	$20,778
September 30, 2009	3,917	37,641	1,958	18,820
December 31, 2009	3,334	34,307	1,666	17,154
March 31, 2010	1,928	32,379	965	16,189
June 30, 2010	—	32,379	—	16,189

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

In February 2010, SunTrust Bank provided its 2010 annual renewal of this liquidity facility. In connection with the 2010 renewal, the SunTrust Warehouse was modified in a number of ways, including: the legal final maturity date was extended to August 2012, subject to contractual terms and conditions; the minimum consolidated stockholders’ equity covenant was reduced from $525.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009 to $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009; and the facility borrowing commitment was reduced from $190 million to $150 million. In addition, the terms of the SunTrust Warehouse limit the total outstanding balance of fixed-rate loans, which was increased through this amendment from 40% to 55%. The interest rate on the SunTrust Warehouse remains unchanged at the commercial paper rate plus 2.50%. If a new agreement or extension is not executed by February 16, 2011, the SunTrust Warehouse enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed in the facility. We paid a $1.5 million, or 1.0%, facility fee for this renewal.

Advances under the VFC may be up to 64% of eligible collateral. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the SunTrust Warehouse may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the collateral under the Commercial Loan Funding Trust as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$140,325	61.2%	$140,483	53.0%
Subordinated secured debt	83,271	36.3	102,170	38.6

Total securitized assets	223,596	97.5	242,653	91.6
Cash, securitization accounts	5,715	2.5	22,129	8.4

Total collateral	$229,311	100.0%	$264,782	100.0%

Prior to the commencement of any amortization period, we will contribute 80% of net proceeds from monetizations of collateral financed in the SunTrust Warehouse to repay the outstanding borrowings. In addition, 7.5% of the sale of the first $100.0 million of unencumbered investment assets by us is being used to pay down the SunTrust Warehouse. As of June 30, 2010, we have sold $65.3 million in unencumbered investment assets resulting in $4.9 million of repayments under this provision.

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

All the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the assets securitized under this facility as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$205,179	49.2%	$196,036	47.2%
Subordinated secured debt	126,769	30.4	132,169	31.8

Total securitized assets	331,948	79.6	328,205	79.0
Cash, securitization accounts	84,977	20.4	87,012	21.0

Total collateral	$416,925	100.0%	$415,217	100.0%

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

In December 2008, we repurchased $15.1 million of collateralized loan obligations for $4.0 million that previously had been issued by 2006-1 Trust, which resulted in an $11.1 million gain on extinguishment of debt during the quarter ended December 31, 2008. In January 2009, we purchased an additional $7.5 million of these notes for $2.1 million, which resulted in a $5.4 million gain on extinguishment of debt during the quarter ended March 31, 2009. In April 2010, we purchased an additional $8.0 million of these notes for $4.4 million, which resulted in the recognition of an additional $3.6 million gain on extinguishment of debt, excluding the effect of the amortization of the acceleration of $0.1 million in deferred debt costs.

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of June 30, 2010, the license gave Solutions Capital I, L.P. the potential to borrow up to $130.0 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $130.0 million potential borrowing for which we have been approved under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $28.6 million as of June 30, 2010. Based on our current funded capital as of June 30, 2010, Solutions Capital I, L.P. may, subject to the SBA’s approval, borrow up to an additional $37.3 million to originate new investments. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $36.4 million.

The American Recovery and Reinvestment Act of 2009, which was effective in February 2009, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008. Solutions Capital I, L.P. would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $46.4 million, in addition to the $28.6 million that we had funded through June 30, 2010. As of June 30, 2010 and December 31, 2009, we had $63.4 million and $30.8 million, respectively, of investments and we had $17.2 million and $21.2 million, respectively, of restricted cash to be used for investments in our SBIC. The American Recovery and Reinvestment Act of 2009 also increased the maximum amount of outstanding leverage available to SBIC companies with multiple licenses to $225.0 million on an aggregate basis, which represents a $50.0 million increase over the prior maximum of $175.0 million.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. Currently, $14.0 million of our outstanding borrowings are subject to this interim rate. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of June 30, 2010, the SBIC had $41.6 million outstanding summarized in the following table:

	Amount Outstanding				Treasury Rate at Pooling Date	Spread in basis points
(dollars in thousands)	June 30, 2010	December 31, 2009	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	12,000	5.34%	Fixed	2.81%	253
2009-10B	13,000	13,000	4.95%	Fixed	3.44%	151
Interim 2010-10A	2,000	—	1.43%	Interim	NA	NA
Interim 2010-10B	12,000	—	1.53%	Interim	NA	NA

Total	$41,600	$27,600	3.94%		3.16%

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

NOTE 7—SHARE-BASED COMPENSATION

EMPLOYEE SHARE-BASED COMPENSATION

Third Amended and Restated 2006 Employee Restricted Stock Plan

From time to time, we award shares of restricted common stock to employees under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, which our stockholders initially approved in June 2006. In May 2010, our stockholders approved an amendment to the 2006 Plan increasing the number of shares we may award from 3,500,000 to 6,050,000 shares. Shares of restricted common stock awarded under the 2006 Plan may be subject to the employees’ meeting service or performance conditions specified at the time of award. The award date is the date on which the shares are awarded by the Compensation Committee of our board of directors, while the fair value of the respective stock award is based on the closing price of our common stock on the NASDAQ Global Select Market on the award date. We amortize restricted stock awards on a straight-line basis over the requisite service period and report this expense as amortization of employee restricted stock awards on our Consolidated Statements of Operations.

During the six months ended June 30, 2010, we issued 216,250 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $2.12. All of the shares awarded in the first six months of 2010 were awarded under the Long Term Incentive Plan (discussed in more detail below). During the six months ended June 30, 2009, we did not issue any shares of restricted stock under the 2006 Plan.

During the six months ended June 30, 2010 and 2009, we recognized $2.4 million and $3.3 million, respectively, of compensation expense related to share-based compensation awards. As of June 30, 2010, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. We record dividends paid on shares of restricted common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on shares of restricted common stock for which forfeiture provisions are not expected to lapse to compensation expense. No dividends were paid during the six months ended June 30, 2010 and 2009. As of June 30, 2010, we had $2.7 million of unrecognized compensation cost related to restricted common stock awarded to employees. We will recognize these costs over the remaining weighted-average requisite service period of 1.1 years.

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

Shares of common stock subject to restricted stock awards under the LTIP may not be issued until such time as our share price achieves the price thresholds set forth in the preceding table and the issuance of such shares is authorized by the Compensation Committee of our board of directors. As such, the participants in the LTIP are not eligible to receive dividends on the shares of common stock subject to their awards of restricted stock until a share price threshold is attained and the common stock is issued. Upon issuance, forfeiture provisions for two-thirds of the applicable stock awards will lapse immediately, while the forfeiture provisions for the remaining one-third will lapse twelve months later. We are accounting for the restricted stock awards as equity awards under ASC 718—Compensation-Stock Compensation, or ASC 718. We have estimated the fair value of these awards to be approximately $1.9 million and are amortizing this amount on a straight-line basis over the derived service period. During the six months ended June 30, 2010, we recognized $0.4 million of compensation expense for these equity awards. During October 2009, our share price achieved the $3.00 and $4.00 price thresholds. During April 2010, our share price achieved the $5.00 price threshold. Therefore, a total of 648,750 shares have been issued, of which 432,500 vested immediately, 144,170 shares will vest in October 2010 and 72,080 shares will vest in April 2011.

Cash awards under the LTIP may not be issued until such time that our share price achieves the thresholds set forth in the preceding table and the payment of such awards is authorized by the Compensation Committee of our board of directors. Upon achievement of a price threshold, two-thirds of the associated cash is expected to be paid out immediately and the remaining one-third will be paid out twelve months later. We are accounting for the cash portion of the LTIP as liability awards under ASC 718. As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period. During April 2010, our share price achieved the $5.00 price threshold. Therefore, a total of $1.0 million was awarded, of which $0.7 million was paid out immediately and the remaining $0.3 million will be paid in April 2011. As of June 30, 2010, the fair value of the remaining awards was $2.5 million; however, because ASC 718 requires us to adjust the fair value of the cash awards each quarter, the expense that we ultimately recognize for these potential awards that could be issued upon the achievement of the established stock price thresholds could vary between zero and $4.2 million. During the six months ended June 30, 2010, we recognized $1.3 million of compensation expense for these cash awards.

Non-Employee Director Share Based Compensation

During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan increasing the number of shares we may award from 100,000 to 150,000 shares. During the six months ended June 30, 2010 and 2009, we awarded 7,500 and 22,500, respectively, shares of restricted common stock to non-employee directors. During each of the six months ended June 30, 2010 and 2009, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of June 30, 2010, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.8 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

The following table summarizes our restricted stock award activity during the six months ended June 30, 2010:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2009(a)	1,208,730	$5.42
Awarded	223,750	2.23
Forfeiture period lapsed	(343,200)	8.53
Forfeited(a)	(17,980)	12.77

Subject to forfeiture provisions as of June 30, 2010	1,071,300	$4.52

(a)

Includes 9,200 performance shares with a weighted-average award date fair value of $19.37 per share, which had been held in trust. These shares were subsequently forfeited during the quarter ended March 31, 2010.

NOTE 8—INCOME TAXES

As a RIC, we are taxed under Subchapter M of the Internal Revenue Code. As such, our income generally is not taxable to the extent we distribute it to stockholders and we meet certain qualification tests as outlined in the Internal Revenue Code. However, income from certain investments owned by our wholly owned subsidiaries is subject to federal, state and local income taxes. We did not have a distribution requirement as a RIC for 2009 because we incurred certain losses for tax purposes in 2009. On a continuing basis, we monitor distribution requirements in order to comply with Subchapter M of the Internal Revenue Code.

We use the asset and liability method to account for our taxable subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the six months ended June 30, 2010 and 2009, we recorded an income tax provision of $0.2 million and an income tax benefit of $0.3 million, respectively, which were attributable to unrealized depreciation or appreciation and flow through taxable income on certain investments held by our subsidiaries.

Historically, we have declared dividends that were paid the following quarter. From December 2001 through June 30, 2010, we declared distributions per share of $11.89. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. On August 3, 2010, we declared a distribution of $0.12 per common share payable on October 4, 2010, to stockholders of record on September 7, 2010. See Note 12—Subsequent Events for futher information on the tax attributes of this distribution. On April 29, 2010, we declared a distribution of $0.11 per common share payable on July 2, 2010 to stockholders of record on June 2, 2010. If we determined the tax attributes of this distribution as of June 30, 2010, 100% would be from ordinary income. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year, based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

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

The following table summarizes the cost of our investments, as well as the unrealized appreciation and depreciation for federal income tax purposes, as of June 30, 2010 and December 31, 2009:

(in thousands)	June 30, 2010	December 31, 2009
Cost for federal income tax purposes	$1,122,687	$1,091,650

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	74,607	62,705
Book to tax differences	90,386	88,898

Gross unrealized appreciation—tax basis	164,993	151,603

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(258,730)	(233,022)
Book to tax differences	(32,735)	(25,624)

Gross unrealized depreciation—tax basis	(291,465)	(258,646)

Net unrealized depreciation—tax basis	(126,472)	(107,043)
Less: Unrealized depreciation of fair value of other assets (GAAP)	1,375	1,739

Total investments at fair value (GAAP)	$997,590	$986,346

The following table reconciles GAAP net income (loss) to taxable net income (loss) for the six months ended June 30, 2010 and the year ended December 31, 2009:

(in thousands)	Six months ended June 30, 2010	Year ended December 31, 2009
Net income (loss)	$5,205	$(51,059)
Difference between book and tax losses on investments	(7,413)	48,078
Net change in unrealized depreciation on investments not taxable until realized	13,806	(97,631)
Capital losses in excess of capital gains	5,149	54,245
Timing difference related to deductibility of long-term incentive compensation	824	6,091
Taxable interest income on non-accrual loans	9,977	14,949
Dividend income accrued for GAAP purposes that is not yet taxable	(2,823)	(6,149)
Distributions from taxable subsidiaries	196	144
Federal tax provision (benefit)	186	(81)
Other, net	97	323

Taxable income (loss) before deductions for distributions	$25,204	$(31,090)

In December 2007, we received an examination report from the IRS. See Note 10—Contingencies and Commitments—Legal Proceedings and Tax Reviews for information regarding that report.

NOTE 9—(LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Numerator for basic and diluted (loss) earnings per share
Net (loss) income	$(750)	$(5,861)	$5,205	$(56,807)
Less: Dividends declared—common and restricted shares	(8,421)	—	(8,421)	—

Undistributed earnings	(9,171)	(5,861)	(3,216)	(56,807)
Percentage allocated to common shares(a)	100.0%	100.0%	98.5%	100.0%

Undistributed earnings—common shares	(9,171)	(5,861)	(3,168)	(56,807)
Add: Dividends declared—common shares	8,421	—	8,295	—

Numerator for common shares outstanding excluding participating shares	(750)	(5,861)	5,127	(56,807)
Numerator for participating unvested shares only	—	—	78	—

Numerator for basic and diluted (loss) earnings per share—total	$(750)	$(5,861)	$5,205	$(56,807)

Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	75,392	74,592	75,276	74,545
Participating unvested shares	—	—	1,148	—

Basic and diluted weighted-average common shares outstanding—total	75,392	74,592	76,424	74,545

(Loss) earnings per share—basic and diluted
Excluding participating unvested shares	$(0.01)	$(0.08)	$0.07	$(0.76)
Including participating securities	$(0.01)	$(0.08)	$0.07	$(0.76)
(a) Weighted-average shares
Basic weighted-average common shares	75,392	74,592	75,276	74,545
Weighted-average restricted shares	—	—	1,148	—

Total(b)	75,392	74,592	76,424	74,545

Percentage allocated to common shares	100.0%	100.0%	98.5%	100.0%

(b)       For the three months ended June 30, 2010, and for the three months and six months ended June 30, 2009, we excluded 1,117, 1,303 and 1,362, respectively, weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and we believe it is more likely than not that the matter will be resolved for approximately $1.0 million, including additional taxes, interest and penalties accrued through the settlement. If our appeal is not successful, we could be subject to up to $24.7 million of additional taxes, interest and penalties and we could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. We accrued the majority of this $1.0 million estimated obligation, including $0.2 million of estimated tax expense recorded in 2009 and $0.3 million of estimated tax expense recorded during 2007. In addition, during 2009 and 2008, we recorded $0.1 million and $0.2 million, respectively, of estimated interest and penalties in general and administrative expense. If, in the future, we believe our total obligation associated with this examination were to increase, we would accrue the additional estimated amounts due. The 2006, 2007, 2008 and 2009 federal tax years remain open to examination by the IRS.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of June 30, 2010 and December 31, 2009, we had $25.3 million and $36.5 million, respectively, of outstanding unused loan commitments. We estimate that the fair value of these commitments was $0.1 million and $0.2 million, respectively, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of June 30, 2010 and December 31, 2009, we had no outstanding guarantees or standby letters of credit.

LEASE OBLIGATIONS

We lease our headquarters and certain other facilities and equipment under non-cancelable operating and capital leases which expire through 2013. We have sublet certain of our facilities to third parties. Certain facility leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. As of June 30, 2010, our obligation for the remaining terms of these leases is $6.1 million, of which $2.3 million is payable during the twelve months ending June 30, 2011. These lease obligations are partially offset by $0.4 million of sublease income due over the remaining term of the subleases, of which $0.3 million is due during the twelve months ending June 30, 2011.

NOTE 11—FINANCIAL HIGHLIGHTS

The following schedule summarizes our financial highlights for the six months ended June 30, 2010 and 2009:

(in thousands, except per share amounts)	Six months ended June 30,
	2010	2009
PER SHARE DATA

Net asset value at beginning of period(a)	$8.06	$8.66

Net income (loss)(b)
Net operating income before investment loss, gain on extinguishment of debt and income tax provision (benefit)	0.23	0.27
Net change in unrealized depreciation on investments	(0.18)	(0.76)
Net realized loss on investments	(0.02)	(0.34)
Gain on extinguishment of debt	0.04	0.07

Net income (loss)	0.07	(0.76)

Net decrease in net assets resulting from distributions	(0.11)	—

Net increase in stockholders’ equity relating to stock-based transactions(a)
Issuance of shares of restricted common stock	(0.02)	—
Net increase in stockholders’ equity from restricted stock amortization	0.03	0.05
Dilutive effect of forfeiture provisions of previously issued restricted stock	—	0.01
Net increase in stockholders’ equity from other stock transactions	—	0.01

Net increase in stockholders’ equity relating to stock-based transactions	0.01	0.07

Net asset value at end of period(a)	$8.03	$7.97

MARKET PRICE PER SHARE
Beginning of period	$4.32	$0.71
End of period	$4.83	$2.43

TOTAL RETURN(c)	11.81%	242.25%

SHARES OF COMMON STOCK OUTSTANDING(c)
Weighted-average—basic and diluted	76,424	74,545
End of period	76,557	75,970

NET ASSETS
Average (annualized)	$618,412	$634,100
End of period	614,855	605,478

RATIOS (ANNUALIZED)
Operating expenses to average net assets	8.55%	10.31%
Net operating income to average net assets	5.64%	6.40%
General and administrative expense to average net assets	2.11%	3.03%
Return on equity	1.70%	(18.07)%

(a)	Based on total number of shares outstanding.
(b)	Based on weighted-average number of shares outstanding.
(c)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].

NOTE 12—SUBSEQUENT EVENTS

JETBROADBAND ASSET PURCHASE AGREEMENT

On July 30, 2010, JetBroadband Holdings, LLC, or JetBroadband, sold substantially all of its assets to Shentel Cable Company, a wholly owned subsidiary of Shenandoah Telecommunications Company. The fair value of our investment in JetBroadband as of March 31, 2010 was $49.5 million. Previously, in April 2010, we sold 22.5% of the entity that owned our equity investment in JetBroadband to a third party for $3.3 million. After transaction expenses, our cash proceeds in connection with the exit of this investment are expected to be approximately $50 million. Our debt and equity investments in JetBroadband are considered unencumbered assets according to the provisions of certain of our credit facilities and, as such, $12.7 million, or 40% of the net proceeds received at closing allocable to principal and equity, are expected to be used to prepay our Private Placement Notes and $2.4 million, or 7.5% of such proceeds, are expected to be used to repay our SunTrust Warehouse.

DISTRIBUTIONS DECLARED

On August 3, 2010, we declared a distribution of $0.12 per common share payable on October 4, 2010 to stockholders of record on September 7, 2010. If we determined the tax attributes of this distribution as of June 30, 2010, 100% would be from ordinary income. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of June 30, 2010, and the related consolidated statements of operations, for the three- and six- month periods ended June 30, 2010 and 2009, and the consolidated statements of changes in net assets, cash flows and financial highlights for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of MCG Capital Corporation’s management.

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

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 5, 2010

Selected Financial Data

The following table summarizes key financial data for MCG Capital Corporation for the three and six months ended June 30, 2010 and 2009. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
INCOME STATEMENT DATA
Revenue	$21,768	$24,738	$43,514	$52,544
Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit)	8,850	8,173	17,289	20,111
Net investment loss before income tax provision (benefit)	(12,966)	(13,984)	(15,330)	(82,315)
Distributable net operating income (“DNOI”)(a)	9,973	9,960	19,639	23,435
Net (loss) income	(750)	(5,861)	5,205	(56,807)

PER COMMON SHARE DATA
Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit) per common share—basic and diluted	$0.12	$0.11	$0.23	$0.27
DNOI per common share—basic and diluted(a)	$0.13	$0.13	$0.26	$0.31
(Loss) earnings per weighted-average common share—basic and diluted	$(0.01)	$(0.08)	$0.07	$(0.76)
Cash dividends declared per common share	$0.11	$—	$0.11	$—

SELECTED PERIOD-END BALANCES
Investment portfolio balances
Fair value	$997,590	$1,061,506
Cost	1,180,337	1,385,048
Total assets	1,170,463	1,203,839
Borrowings	534,278	584,349
Total stockholders’ equity	614,855	605,478
Net asset value per common share outstanding(b)	$8.03	$7.97

OTHER PERIOD-END DATA
Average size of investment
Fair value	$16,908	$15,843
Cost	20,006	20,672
Number of portfolio companies	59	67
Number of employees	65	68
RECONCILIATION OF DNOI TO NET OPERATING INCOME BEFORE INVESTMENT LOSS, GAIN (LOSS) ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION (BENEFIT)
Net operating income before investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit)	$8,850	$8,173	$17,289	$20,111

Amortization of employee restricted stock awards	1,123	1,787	2,350	3,324

DNOI(a)	$9,973	$9,960	$19,639	$23,435

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	75,392	74,592	76,424	74,545

NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD-END	76,557	75,970	76,557	75,970

(a)

DNOI is net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit), as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company, but does not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income, which generally are not payable in cash on a regular basis, but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

(b)	Based on common shares outstanding at period-end.

The following table summarizes key financial data for MCG Capital Corporation for the three months ended June 30, 2010 and 2009. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended June 30,
(in thousands, except per share amounts)	2010	2009
PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$419,398	$428,576
Subordinated debt
Secured	237,226	283,471
Unsecured	40,848	27,961

Total debt investments	697,472	740,008

Equity investments
Preferred equity	248,983	270,899
Common equity/equivalents	51,135	50,599

Total equity investments	300,118	321,498

Total portfolio	$997,590	$1,061,506

% of total portfolio
Debt investments
Senior secured debt	42.0%	40.4%
Subordinated debt
Secured	23.8	26.7
Unsecured	4.1	2.6

Total debt investments	69.9	69.7

Equity investments
Preferred equity	25.0	25.5
Common equity/equivalents	5.1	4.8

Total equity investments	30.1	30.3

Total portfolio	100.0%	100.0%

YIELD ON AVERAGE LOAN PORTFOLIO AT FAIR VALUE
Average 90-Day LIBOR	0.4%	0.9%
Spread to avg. LIBOR on average loan portfolio	11.9	12.0
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	—
Impact of non-accrual loans	(0.9)	(1.3)

Total yield on average loan portfolio	11.5%	11.6%

COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
% of loans with fixed interest rates	39.3%	39.5%
% of loans with floating interest rates	60.7%	60.5%
PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	4.7%	6.2%
Loans greater than 90 days past due	0.9%	1.0%
PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	15.1%	19.6%
Loans greater than 90 days past due	2.4%	2.6%
WEIGHTED AVERAGE PORTFOLIO COMPANY OPERATING METRICS(a)
Annual revenue(b)(c)	$126,153	$128,704
Annual EBITDA(b)(c)	22,918	19,009
Loan to value of non-broadly syndicated portfolio companies	61.0%	63.7%
Trailing twelve month equity EBITDA multiple(b)(d)(e)	8.3x	8.2x
Forward twelve month equity EBITDA multiple(b)(c)(d)(e)	7.3x	7.1x
EBITDA to interest ratio(b)	2.9x	2.6x
Debt to EBITDA ratio on the debt portfolio(e)	5.4x	6.2x

(a)	Weighted based on the portfolio company’s fair value as of the respective period end.
(b)	Excludes portfolio companies with limited or no operations.
(c)	Excludes public equity portfolio companies.
(d)	Excludes portfolio companies valued on a liquidation basis.
(e)	For portfolio companies with a nominal EBITDA amount, the EBITDA multiple is limited to 15x. In addition, the maximum debt to EBITDA ratio is limited to 15x.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; the cause of unrealized losses; the performance of our current and former portfolio companies; our decision to make dividend distributions during 2010 based on the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio; our recent strategic initiatives, including monetizing assets (focusing on lower yielding equity investments), building liquidity, preserving capital and reducing debt obligations; our efforts to preserve net asset value and close the gap between net asset value and stock price; the amount, timing and price (relative to fair value) of asset monetizations; our future strategic plans, including plans to redeploy our investments in lower-yielding equity investments and cash in securitization and restricted accounts into new investment opportunities and our plans to improve the returns on our debt and equity portfolio; our ability to generate operating income from new investments and to support the resumption and future growth of distributions to stockholders; the reduction in investments in equity securities to no more than 20% of the fair value of our total portfolio over the next few years; the limitation on future investing activities principally to debt investments; our level of investments in control companies beyond those that are currently in our portfolio; our underwriting process relative to macro economic conditions; our origination capacity, the pacing of our origination activity and the deployment of capital in investments that are consistent with our investment strategy; our intentions to issue equity in the future that is accretive to our business and will contribute to our future growth; the tax treatment of dividends that could be payable in part in our common stock; our use of independent valuation firms to provide support for our internal valuation processes; the timing of, and our ability to, repurchase equity, additional debt securities and make stockholder distributions; the sufficiency of liquidity to meet 2010 operating requirements, as well as new origination opportunities and potential dividend distributions during the upcoming year; our expectations regarding liquidity to cover current funding requirements and operational needs; our belief that our inability to access the equity markets has impacted our debt capital market access; the outcome of our tax appeal with the Internal Revenue Service; our plans and ability to access our SBIC facility and to exclude debt from our BDC asset coverage ratio; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.

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

RECENT DEVELOPMENTS

Since late 2007 and continuing into 2010, the United States economy has been in a recession, which has had a severe adverse impact on many companies, especially those in the financial services sector. Since the beginning of the recession, stock market values decreased, several financial institutions failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. As these events unfolded, banks and others in the financial services industries recognized significant losses resulting primarily from a general decline in the fair value of their respective asset portfolios. However, since mid-2009, economic conditions became generally more favorable as real gross domestic product, or GDP, showed positive growth. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity beginning the second half of 2009 and continuing into the first six months of 2010. However, for the remainder of 2010, there continues to be uncertainty concerning the breadth and sustainability of the economic recovery, and market conditions remain volatile.

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

During the third quarter of 2009, we developed a comprehensive strategic plan intended to further enhance stockholder value, close the gap between our share price and our net asset value, or NAV, and enable the future resumption of dividends. While we are cautious about the state of the economy, we believe that we can increase stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities. As we execute this plan over the next several years, we also plan to improve the returns on our debt and equity portfolio by improving the operating performance or by multiple expansion of our investments. In addition, we will continue to monetize lower yielding equity investments (which had an annualized earnings yield of 1.9% as of June 30, 2010) and redeploy that capital and cash held in securitization and restricted accounts into debt securities with interest yields that are expected to increase our operating income and support the resumption and future growth of distributions to our stockholders. As we execute on this monetization strategy, we will continue to focus on preserving our NAV and enhancing the overall return profile on our investment capital. In addition, we expect to reduce our investment in equity securities to no more than 20% of the fair value of our total portfolio over the next few years.

We generally expect to limit our future investing activities to debt investments until such time that we have further narrowed the valuation gap between our stock price and our NAV. We do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future. When making new investments we expect to underwrite credit in a manner consistent with our expectation that macro-economic conditions will be under pressure for an extended period of time. Over time, if we meet our goals with respect to leverage levels and unrestricted cash balances, we potentially may, depending on stock price and debt pricing levels, seek to repurchase our equity and additional debt securities, including our collateralized loan obligations, subject to the limitations set forth in our private placement borrowing agreements. To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon a quarterly assessment of the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision. In the future, we may issue new equity that is accretive to our business and will contribute to our future growth.

The following is a summary of recent initiatives that we have undertaken under our 2009 strategic plan:

•

Dividend Distributions—On April 29, 2010, we reinstated our dividend distributions by declaring a distribution of $0.11 per common share for the first quarter, and on August 3, 2010, we declared a dividend of $0.12 per common share for the second quarter. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

•

Investment Opportunities—We are building the pace of our origination activity and expect to deploy capital in investments that are consistent with our investment strategy. Since reinstating our investment origination activities, we have closed on six new deals totaling $64.6 million through June 30, 2010 and expect the pace of originations to increase as the year progresses.

We have capacity to originate new investments without the need to access new debt and equity capital. As of July 30, 2010, we had $183.5 million available in: our cash and cash equivalents; cash, securitization; and our cash, restricted accounts to fund new investments, estimated operating requirements and the upcoming dividend distribution, as well as to repay debt. In addition to this cash on hand as of July 30, 2010, we have the ability to borrow up to $50.0 million under our Series 2006-1 Class A-2 Notes, and subject to the United States Small Business Administration’s, or SBA’s, approval, Solutions Capital I, L.P. may also borrow up to an additional $23.8 million to originate investments based on our current funded capital.

•

Repurchases of Collateralized Loan Obligations—In April 2010, we repurchased $8.0 million of collateralized loan obligations that previously had been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1 for $4.4 million, which represents a 45% discount from par and resulted in our recognition of a $3.6 million gain on extinguishment of debt excluding the effect of $0.1 million of deferred debt costs for the quarter ended June 30, 2010. In total, since December 2008, we have repurchased a total of $30.6 million of collateralized loan obligations for approximately 34% of par.

In addition to being able to extinguish this debt for approximately 34% of the principal amount of the associated notes, our interest expense will be reduced by approximately $0.6 million of annual interest expense, based on the LIBOR in effect as of June 30, 2010, over the remaining life of the Commercial Loan Trust 2006-1 facility.

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

•

Monetizations—Since initiating our deleveraging initiatives in July 2008, we have completed or announced 35 investment monetizations totaling $341.2 million through July 30, 2010, of which $329.6 million have been completed at 99.5% and 100.3% of their most recently reported cost and fair value, respectively, and one was completed at 23.8% and 42.3% of its most recently reported cost and fair value, respectively. We will strive to continue monetizing assets over the course of the next several quarters with a focus on monetizing lower yielding equity investments. However, the timing of such monetizations depends largely upon future market conditions. We are under no contractual or other obligation to monetize assets at specified times, levels or prices. A comprehensive list of the second quarter of 2010 monetization activity is included in the Portfolio Composition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

Renegotiation of Borrowing Agreement—In February 2010, we obtained a liquidity renewal from SunTrust Bank, for our SunTrust Warehouse, and further amended this facility to, among other things, provide for a legal final maturity for this facility of August 2012. This amendment relaxed key covenant requirements under the borrowing facilities. Most significantly, the minimum net worth requirement was reduced from $525.0 million plus 50% of the proceeds from equity issuances to $500.0 million plus 50% of the proceeds from equity issuances after February 26, 2009 for our SunTrust Warehouse.

OVERVIEW OF RESULTS OF OPERATIONS

During the three months ended June 30, 2010, we reported net loss of $0.8 million, or $0.01 per diluted share, compared to a net loss of $5.9 million, or $0.08 per diluted share, during the three months ended June 30, 2009. Our net operating income during the three months ended June 30, 2010 was $8.9 million, or $0.12 per diluted share, compared to $8.2 million, or $0.11 per diluted share, during the three months ended June 30, 2009.

The $0.8 million of net loss reported for the three months ended June 30, 2010 results from net operating income of $8.9 million offset by net investment losses of $13.0 million and net gain on extingishment of debt of $3.5 million during the quarter. The $0.7 million, or 8.3%, increase in net operating income during the three months ended June 30, 2010 from the three months ended June 30, 2009 was attributable primarily to decreases in interest expense and general and administrative expense offset by a decrease in interest income resulting from lower average LIBOR, changes in the composition and the higher average balance of loans that are on non-accrual status and a decline in average loan balances. The net investment losses included $0.7 million of realized gains on our investments and $13.7 million of unrealized depreciation, which represents valuation write-downs of several portfolio investments, including $11.6 million of unrealized depreciation on our investment in Broadview Network Holdings, Inc, or Broadview and $8.8 of unrealized depreciation on our investment in Jet Plastica Investors, LLC, or Jet Plastica. The unrealized depreciation recognized on our portfolio investments was due predominantly to the performance of some of our portfolio companies. See Net Investment Loss before Income Tax Provision (Benefit) in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

As of June 30, 2010, the fair value of our investment portfolio was $997.6 million, which represents an $11.2 million, or 1.1%, increase from the $986.3 million fair value as of December 31, 2009. The following sections describe the composition of our investment portfolio as of June 30, 2010 and describe key changes in our portfolio during the six months ended June 30, 2010.

PORTFOLIO COMPOSITION

The following table summarizes the composition of our investment portfolio at fair value:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$419,398	42.0%	$379,457	38.5%
Subordinated debt
Secured	237,226	23.8	275,398	27.9
Unsecured	40,848	4.1	30,618	3.1

Total debt investments	697,472	69.9	685,473	69.5

Equity investments
Preferred equity	248,983	25.0	257,984	26.2
Common/common equivalents equity	51,135	5.1	42,889	4.3

Total equity investments	300,118	30.1	300,873	30.5

Total investments	$997,590	100.0%	$986,346	100.0%

The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$158,013	15.8%	$170,129	17.2%
Communications—other	18,697	1.9	18,020	1.8
Cable	134,800	13.5	128,386	13.0
Healthcare	109,006	10.9	100,278	10.2
Food services	71,753	7.2	70,035	7.1
Business services	55,804	5.6	54,550	5.6
Broadcasting	52,971	5.3	52,255	5.3
Plastic products	44,830	4.5	57,449	5.8
Sporting goods	38,936	3.9	39,103	4.0
Leisure activities	34,905	3.5	14,186	1.4
Laboratory instruments	34,515	3.5	34,790	3.5
Electronics	31,450	3.2	42,082	4.3
Technology	30,355	3.0	27,595	2.8
Logistics	28,387	2.9	31,694	3.2
Insurance	23,701	2.4	22,815	2.3
Home furnishings	20,635	2.1	21,050	2.1
Education	19,995	2.0	24,127	2.5
Publishing	17,280	1.7	13,998	1.4
Auto Parts	17,131	1.7	8,720	0.9
Consumer products	13,257	1.3	18,665	1.9
Entertainment	11,951	1.2	906	0.1
Information services	11,418	1.1	6,985	0.7
Other media	8,995	0.9	10,415	1.1
Other(a)	8,805	0.9	18,113	1.8

Total	$997,590	100.0%	$986,346	100.0%

(a)	No individual industry within this category exceeds 1%.

Our debt instruments bear contractual interest rates ranging from 3.0% to 17.6%, a portion of which may be deferred. As of June 30, 2010, approximately 60.7% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 39.3% of the fair value of our loan portfolio was at fixed rates. As of June 30, 2010, approximately 43.2% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 3.5% on the LIBOR base index and prime floors between 3.0% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

As of June 30, 2010, approximately 17.7% of the fair value of our investment portfolio was composed of investments in the communications industry. The 17.7% included 15.8% invested in CLECs and 1.9% invested in other communications companies, including an incumbent local exchange carrier, a paging service and a telecommunications tower company. As of December 31, 2009, approximately 19.0% of the fair value of our investment portfolio was composed of investments in the communications industry, including 17.2% invested in Competitive Local Exchange Carriers, or CLECs, and 1.8% invested in other communications companies. For the six months ended June 30, 2010 and 2009, our portfolio companies in the communications industry contributed $1.9 million, or 4.3%, and $2.3 million, or 4.4%, respectively, of our total revenues.

As of June 30, 2010, our ten largest portfolio companies represented approximately 47.8% of the total fair value of our investments. These ten companies accounted for approximately 43.8% of our total revenue during the six months ended June 30, 2010. Our investment in Broadview, a CLEC that we control, represents our single largest investment. As of June 30, 2010 and December 31, 2009, the fair value of our investment in Broadview represented $127.2 million and $138.8 million, or 12.8% and 14.1%, respectively, of the fair value of our investment portfolio. We did not accrete any dividends with respect to our investment in Broadview during the six months ended June 30, 2010 or 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for this investment.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the six months ended
	June 30, 2010		December 31, 2009		June 30, 2010		June 30, 2009
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Communications	$176,710	17.7%	$188,149	19.0%	$1,868	4.3%	$2,331	4.4%
Cable	134,800	13.5	128,386	13.0	5,550	12.8	5,287	10.1
Healthcare	109,006	10.9	100,278	10.2	5,364	12.3	6,291	12.0
Food services	71,753	7.2	70,035	7.1	5,346	12.3	5,772	11.0

OVERVIEW OF CHANGES IN INVESTMENT PORTFOLIO

During the six months ended June 30, 2010, we made $91.1 million of originations and advances, including originations to six new portfolio companies and nine originations and advances to existing portfolio companies, compared to $62.8 million of originations and advances during the six months ended June 30, 2009. The following table summarizes our total portfolio investment activity during the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
(in thousands)	2010	2009
Beginning investment portfolio	$986,346	$1,203,148
Originations and advances	91,075	62,823
Gross payments, reductions and sales of securities	(63,745)	(122,474)
Net loss	(1,524)	(25,737)
Net unrealized depreciation	(15,728)	(83,807)
Reversals of unrealized depreciation	1,559	27,239
Origination fees and amortization of unearned income	(393)	314

Ending investment portfolio	$997,590	$1,061,506

The following table shows our originations and advances during the six months ended June 30, 2010 and 2009 by security type:

	Six months ended June 30,
	2010		2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$67,410	74.0%	$45,436	72.3%
Subordinated debt
Secured	10,388	11.4	8,203	13.1
Unsecured	10,310	11.3	257	0.4

Total debt investments	88,108	96.7	53,896	85.8

Equity investments
Preferred equity	2,966	3.3	8,927	14.2
Common/common equivalents equity	1	—	—	—

Total equity investments	2,967	3.3	8,927	14.2

Total originations and advances	$91,075	100.0%	$62,823	100.0%

The following table shows our gross payments, reductions and sales of securities during the six months ended June 30, 2010 and 2009 by security type:

	Six months ended June 30,
	2010		2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$42,166	66.1%	$36,665	29.9%
Subordinated secured debt	12,547	19.7	33,434	27.3

Total debt investments	54,713	85.8	70,099	57.2

Equity investments
Preferred equity	8,844	13.9	51,949	42.4
Common/common equivalents equity	188	0.3	426	0.4

Total equity investments	9,032	14.2	52,375	42.8

Total gross payments, reductions and sales of securities	$63,745	100.0%	$122,474	100.0%

During the six months ended June 30, 2010 and 2009, our gross payments, reductions and sales of securities by transaction type included:

	Six months ended June 30,
(in thousands)	2010	2009
Principal repayments and loan sales	$25,869	$53,103
Scheduled principal amortization	24,025	15,855
Sale of equity investments	8,077	47,205
Collection of accrued paid-in-kind interest and dividends	5,774	6,311

Total gross payments, reductions and sales of securities	$63,745	$122,474

SIGNIFICANT CHANGES IN PORTFOLIO

As shown in the following table, during the six months ended June 30, 2010, we monetized all, or part of, eight portfolio investments with proceeds totaling $34.7 million:

	Six months ended June 30, 2010
(in thousands)	Principal Repayments	Sale of Equity Investments	PIK Interest and Dividend Prepayments	Total

Monetizations

Velocity Technology Enterprises, Inc.	$12,859	$—	$—	$12,859
BLI Holdings, Inc.	10,393	—	—	10,393
B&H Education, Inc.	—	4,665	733	5,398
JetBroadband Holdings, LLC	—	3,130	120	3,250
Amerifit Nutrition, Inc.	2,567	—	—	2,567
WebMediaBrands Inc.	—	133	—	133
MTP Holdings, LLC	—	55	—	55
ValuePage, Inc.	50	—	—	50

Total monetizations	25,869	7,983	853	34,705

Other scheduled payments	24,025	—	5,015	29,040

Total gross payments, reductions and sales of securities	$49,894	$7,983	$5,868	$63,745

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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of June 30, 2010 and December 31, 2009:

(dollars in thousands)	June 30, 2010			December 31, 2009
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$555,745	(a)	55.7%	$573,231	(a)	58.1%
2	194,690		19.5	125,222		12.7
3	204,892		20.6	271,447		27.5
4	1,988		0.2	3,394		0.4
5	40,275		4.0	13,052		1.3

Total	$997,590		100.0%	$986,346		100.0%

(a)	As of June 30, 2010 and December 31, 2009, Investment Rating “1” included $205.3 million and $218.6 million, respectively, of loans to companies in which we also hold equity securities.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and generally will cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind, or PIK, interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost.

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at cost, as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$19,200	2.41%	$22,377	2.91%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$19,200	2.41%	$22,377	2.91%

Loans on non-accrual status
0 to 90 days past due	$101,471	12.71%	$60,629	7.89%
Greater than 90 days past due	19,200	2.41	22,377	2.91

Total loans on non-accrual status	$120,671	15.12%	$83,006	10.80%

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$6,066	0.87%	$6,049	0.88%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$6,066	0.87%	$6,049	0.88%

Loans on non-accrual status
0 to 90 days past due	$26,640	3.82%	$19,575	2.86%
Greater than 90 days past due	6,066	0.87	6,049	0.88

Total loans on non-accrual status	$32,706	4.69%	$25,624	3.74%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2009 through June 30, 2010:

	Six months ended June 30, 2010
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2009	$83,006	$25,624

Additional loans on non-accrual status—by industry
Consumer Products	24,640	13,257
Plastic Products	17,560	—

Total additional loans on non-accrual status	42,200	13,257
Loans placed back on accrual status—Broadcasting	(2,799)	(2,963)
Advances to companies on non-accrual status	2,000	12
Loans converted to equity	(2,184)	—
Payments received on loans on non-accrual status	(559)	(555)
Change in unrealized loss on non-accrual loans	—	(2,666)
Loans paid off during 2010	(993)	(3)

Total change in non-accrual loans	37,665	7,082

Non-accrual loan balance as of June 30, 2010	$120,671	$32,706

RESULTS OF OPERATIONS

The following section compares our results of operations for the three months ended June 30, 2010 to the three months ended June 30, 2009.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

The following table summarizes the components of our net loss for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,		Variance
(dollars in thousands)	2010	2009	$	Percentage
Revenue
Interest and dividend income
Interest income	$19,089	$22,092	$(3,003)	(13.6)%
Dividend income	1,494	1,702	(208)	(12.2)
Loan fees	570	634	(64)	(10.1)

Total interest and dividend income	21,153	24,428	(3,275)	(13.4)
Advisory fees and other income	615	310	305	98.4

Total revenue	21,768	24,738	(2,970)	(12.0)

Operating expenses
Interest expense	4,383	6,315	(1,932)	(30.6)
Employee compensation
Salaries and benefits	3,742	2,911	831	28.5
Amortization of employee restricted stock awards	1,123	1,787	(664)	(37.2)

Total employee compensation	4,865	4,698	167	3.6

General and administrative expense	3,670	5,552	(1,882)	(33.9)

Total operating expenses	12,918	16,565	(3,647)	(22.0)

Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit)	8,850	8,173	677	8.3

Net investment loss before income tax benefit	(12,966)	(13,984)	1,018	7.3
Gain (loss) on extinguishment of debt before income tax provision (benefit)	3,490	(132)	3,622	NM

Income tax provision (benefit)	124	(82)	206	NM

Net loss	$(750)	$(5,861)	$5,111	87.2

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the three months ended June 30, 2010, our total revenue was $21.8 million, which represents a $3.0 million, or 12.0%, decrease from the three months ended June 30, 2009. This decline was composed of: a $3.0 million, or 13.6%, decrease in interest income; a $0.2 million, or 12.2%, decrease in dividend income; and a $0.1 million, or 10.1%, decrease in loan fees. Advisory fees and other income increased by $0.3 million, or 98.4%, reflecting our resumption of origination activities beginning in the quarter ended March 31, 2010. In addition, since 60.7% of our loan portfolio has been based upon LIBOR and prime interest rates, an increase in these interest rates from their current low levels generally will result in an increase in our interest income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended June 30, 2010 from the three months ended June 30, 2009.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended June 30, 2010, the total yield on our average debt portfolio at fair value was 11.5% compared to 11.6% during the three months ended June 30, 2009. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest. The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010	2009
Average 90-day LIBOR	0.4%	0.9%
Spread to average LIBOR on average loan portfolio	11.9	12.0
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	—
Impact of non-accrual loans	(0.9)	(1.3)

Total yield on average loan portfolio	11.5%	11.6%

During the three months ended June 30, 2010, interest income was $19.1 million, compared to $22.1 million during the three months ended June 30, 2009, which represented a $3.0 million, or 13.6%, decrease. This decrease reflected a $2.8 million decrease resulting from a 12.6% reduction in our average loan balance, a $0.8 million decrease resulting from a 42 basis point reduction in average LIBOR, and a $0.5 million decrease resulting from the net impact of loans that were on non-accrual status during the first six months of 2010 that were accruing interest during the first six months of 2009. These decreases were partially offset by a $1.0 million increase in interest income resulting from a 30 basis point increase in our spread to LIBOR and a $0.1 million increase in interest income resulting from the impact of interest rate floors.

PIK Income

Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the loan balance. PIK may be prepaid by either contract or the portfolio company’s choice, but is generally paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended June 30, 2010 and 2009, at cost:

	Three months ended June 30,
(in thousands)	2010	2009
Beginning PIK loan balance	$36,879	$31,032
PIK interest earned during the period	3,292	4,129
Interest receivable converted to PIK	104	17
Principal payments of cash on PIK loans	(4,413)	(795)

Ending PIK loan balance	$35,862	$34,383

As of June 30, 2010 and 2009, we were not accruing interest on $7.9 million and $6.0 million, respectively, of the PIK loans shown in the preceding table.

On July 30, 2010, JetBroadband Holdings, LLC, or JetBroadband, sold substantially all of its assets to Shentel Cable Company, a wholly owned subsidiary of Shenandoah Telecommunications Company. The fair value of our investment in JetBroadband as of March 31, 2010 was $49.5 million. Previously, in April 2010, we sold 22.5% of the entity that owned our equity investment in JetBroadband to a third party for $3.3 million. After transaction expenses, our expected cash proceeds in connection with the exit of this investment are approximately $50 million. These cash proceeds included $8.5 million of principal payments of cash on PIK loans related to the closing of that sale.

DIVIDEND INCOME

We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. The following table summarizes our dividend activity for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
(in thousands)	2010	2009
Beginning accrued dividend balance	$90,227	$88,398
Dividend income earned during the period	1,494	1,702
Payment of dividends	(956)	(38)
Accrued dividends converted to other securities	—	(542)
Realized loss	(379)	—

Ending accrued dividend balance	$90,386	$89,520

During the three months ended June 30, 2010, our dividend income was $1.5 million, which represented a $0.2 million, or 12.2%, decrease from the three months ended June 30, 2009. Dividend income decreased $0.4 million as a result of the sale of Coastal Sunbelt, LLC, a dividend-producing investment in 2009. We ceased accruing dividends on two investments, which decreased dividend income by $0.1 million. These decreases were partially offset by $0.3 million of dividends that we began to recognize on two existing portfolio companies that had sufficient value to support the accretion of dividends.

LOAN FEES

Loan fees include origination fees on loans that we defer and amortize into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary. During the three months ended June 30, 2010, our loan fees decreased $0.1 million, or 10.1%, compared to the same period in 2009.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended June 30, 2010, we earned $0.6 million of advisory fees and other income, which represents a $0.3 million, or 98.4%, increase from the three months ended June 30, 2009. This increase was due primarily to higher advisory and management fees on two loans originated during the three months ended June 30, 2010.

TOTAL OPERATING EXPENSES

Total operating expenses include interest, employee compensation and general and administrative expenses. During the three months ended June 30, 2010, we incurred $12.9 million of operating expenses, representing a $3.6 million, or 22.0%, decrease from the same quarter in the prior year. This decrease was composed of a $1.9 million decrease in interest expense and a $1.9 million decrease in general and administrative expense. These decreases were partially offset by a $0.2 million increase in employee compensation expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During the three months ended June 30, 2010, we incurred $4.4 million of interest expense, which represented a $1.9 million, or 30.6%, decrease from the same period in 2009. The previously described reduction in average LIBOR from 0.9% in the second quarter of 2009 to 0.4% in the second quarter of 2010 resulted in a $0.6 million decrease in interest expense. Our amortization of debt costs decreased $0.6 million. In addition, a decrease in average borrowing balances resulted in a $0.5 million decrease in interest expense. A narrowing of the interest rate spread from 2.5% during the three months ended June 30, 2009 to 2.4% during the three months ended June 30, 2010 caused interest expense to decrease by $0.2 million.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards.

During the three months ended June 30, 2010, our employee compensation expense was $4.9 million, which represented a $0.2 million, or 3.6%, increase from the same period in 2009. Our salaries and benefits increased by $0.8 million, or 28.5%, due to a $0.7 million increase in incentive compensation and a $0.1 million increase in salaries and benefits. Effective April 1, 2010, most of our employees received an average 3% cost of living increase; however, the base salaries for our executive management team and other certain other key employees continue to remain frozen at 2008 levels. The impact of the 3% cost of living increase was partially offset by a decrease in the number of employees from 68 at June 30, 2009 to 65 at June 30, 2010.

During the three months ended June 30, 2010, we recognized $1.1 million of compensation expense related to restricted stock awards, compared to $1.8 million for the three months ended June 30, 2009, which represented a $0.7 million, or 37.2%, decrease. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in amortization of employee restricted stock, partially offset by the amortization of restricted stock awarded in 2009 under our Long-Term Incentive Plan, or LTIP. Issuance of restricted stock under the LTIP is contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the Compensation Committee of our board of directors.

GENERAL AND ADMINISTRATIVE

During the three months ended June 30, 2010, general and administrative expense was $3.7 million, which represented a $1.9 million, or 33.9%, decrease compared to the same period in 2009. This decrease was primarily attributable to $1.4 million of expense associated with our settlement of matters pertaining to the contested election of directors to our board of directors at our 2009 Annual Meeting and $0.9 million of severance costs related to an executive departure incurred during the second quarter of 2009, as well as a $0.3 million decrease in insurance costs. These decreases were partially offset by $0.9 million of fees paid in the second quarter of 2010 related to the contested election of directors to our board of directors at our 2010 Annual Meeting.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, GAIN (LOSS) ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION (BENEFIT)

Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit) for the three months ended June 30, 2010 totaled $8.9 million, compared with $8.2 million for the three months ended June 30, 2009. This increase was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

Distributable net operating income, or DNOI, is net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit), as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company, but does not require settlement in cash. DNOI does include PIK interest and dividend income, which generally are not payable in cash on a regular basis, but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

During both the three months ended June 30, 2010 and the three months ended June 30, 2009, DNOI was $10.0 million, or $0.13 per share. The following table shows a reconciliation of our reported net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit) to DNOI for the quarters ended June 30, 2010 and 2009:

	Three months ended June 30,
(in thousands, except per share data)	2010	2009
Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit)	$8,850	$8,173
Amortization of employee restricted stock awards	1,123	1,787

DNOI	$9,973	$9,960

Per common share data (basic and diluted)
Weighted-average common shares outstanding	75,392	74,592
Loss per common share	$(0.01)	$(0.08)
Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit) per common share	$0.12	$0.11
DNOI per common share	$0.13	$0.13

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION (BENEFIT)

During the three months ended June 30, 2010, we incurred $13.0 million of net investment losses before income tax provision (benefit), compared to $14.0 million during the same period in 2009. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss.

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2010:

(in thousands)		Three months ended June 30, 2010
Portfolio Company	Industry	Type	Realized Loss	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Broadview Network Holdings, Inc.	Communications	Control	$—	$(11,625)	$—	$(11,625)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(8,559)	—	(8,559)
Active Brands International, Inc.	Consumer Products	Non-Affiliate	—	(3,723)	—	(3,723)
Intran Media, LLC	Other Media	Control	—	(1,038)	—	(1,038)
JetBroadband Holdings, LLC	Cable	Control	(2,032)	(867)	2,032	(867)
Avenue Broadband LLC	Cable	Control	—	4,757	—	4,757
MCI Holdings LLC	Healthcare	Non-Affiliate	—	3,177	—	3,177
GSDM Holdings, LLC	Healthcare	Non-Affiliate	—	2,367	—	2,367
Metropolitan Telecommunications Holding Company	Communications	Non-Affiliate	—	1,551	—	1,551
B&H Education, Inc.	Education	Non-Affiliate	3,665	—	(3,642)	23
Other (< $1 million net gain (loss))			(890)	965	896	971

Total			$743	$(12,995)	$(714)	$(12,966)

During the quarter ended June 30, 2010, we sold our convertible preferred stock in B&H Education Inc. and a portion of our investment in JetBroadband Holdings, LLC for approximately the fair value of that portion of these investments reported as of March 31, 2010. During the three months ended June 30, 2010, we recorded unrealized depreciation primarily related to Broadview and Jet Plastica. The decrease in the fair value of Broadview was attributable principally to an adjustment to our estimate of the fair value of this investment, which is based on, among other things, merger and acquisition comparables, private market transactions, public company comparables, a discounted cash flow analysis and an independent third-party valuation. The decrease in the fair value of Jet Plastica is attributable to a decrease in the performance of that company, as well as a reduction in valuation multiples. The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and, to a lesser extent, the multiples used to value certain of our investments.

The following table summarizes our realized gain and (loss) on our investments and changes in unrealized appreciation and depreciation on our investments during the three months ended June 30, 2009:

(in thousands)			Three months ended June 30, 2009
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation	Net (Loss)/ Gain
Total Sleep Holdings, Inc.	Healthcare	Control	$—	$(10,355)	$—	$(10,355)
Intran Media, LLC	Other Media	Control	—	(3,071)	—	(3,071)
VOX Communications Group Holdings, LLC	Broadcasting	Non-affiliate	—	(2,709)	—	(2,709)
National Product Services, Inc.	Business Services	Control	—	(2,195)	—	(2,195)
Avenue Broadband LLC	Cable	Control	—	(1,975)	—	(1,975)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(1,800)	—	(1,800)
Stratford School Holdings, Inc.	Education	Affiliate	—	(1,017)	—	(1,017)
CEI Holdings, Inc.	Cosmetics	Non-affiliate	(3,190)	—	3,179	(11)
Broadview Network Holdings, Inc.	Communications	Control	—	3,331	—	3,331
JetBroadband Holdings, LLC	Cable	Control	—	2,295	—	2,295
Orbitel Holdings, LLC	Cable	Control	—	1,706	—	1,706
Jenzabar, Inc.	Technology	Non-affiliate	—	1,476	—	1,476
TNR Holdings Corp.	Entertainment	Control	(36,697)	—	36,889	192
Other (< $1 million net gain (loss))			84	(202)	267	149

Total			$(39,803)	$(14,516)	$40,335	$(13,984)

On April 20, 2009, TNR Holdings Corp., or TNR, repaid in full its debt together with all accrued interest and we concurrently sold our equity in TNR for an aggregate between the two transactions of $11.7 million in cash. During the quarter ended June 30, 2009, we reversed $36.9 million of previously unrealized depreciation and realized a $36.7 million loss on the transaction. During the quarter ended June 30, 2009, we recorded $10.4 million of unrealized depreciation on Total Sleep Holdings, Inc., primarily resulting from a reduction in performance. On April 17, 2009, we sold our investment in CEI Holdings, Inc. for $0.7 million, or at approximately our previously recorded fair value, which resulted in a realized loss of $3.2 million and the reversal of $3.2 million of previously recorded unrealized depreciation. The remaining unrealized depreciation shown in the above table resulted predominantly from a change in the performance of certain of the portfolio companies, and, to a lesser extent, the multiples that we used to estimate the fair value of the investments.

GAIN (LOSS) ON EXTINGUISHMENT OF DEBT

In April 2010, we repurchased $8.0 million of collateralized loan obligations for $4.4 million that previously had been issued by our Commercial Loan Trust 2006-1, which resulted in the recognition of a $3.6 million gain on extinguishment of debt, excluding the effect of the amortization of the acceleration of $0.1 million in deferred debt costs during the quarter ended June 30, 2010.

We incurred a $0.1 million premium, when we repurchased $4.7 million of our private placement notes during the second quarter of 2009. This premium represents 102% of the principal amount to be purchased with monetization proceeds as required by our agreement with the holders of these unsecured notes.

INCOME TAX PROVISION (BENEFIT)

During the three months ended June 30, 2010, we incurred a $0.1 million income tax provision compared to a $0.1 million income tax benefit during the three months ended June 30, 2009. Our income taxes primarily relate to unrealized appreciation and depreciation on our investments and the performance of certain of our investments that are held in taxable subsidiaries.

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and we believe it is more likely than not that the matter will be resolved for approximately $1.0 million, including additional taxes, interest and penalties accrued through the settlement. If our appeal is not successful, we could be subject to up to $24.7 million of additional taxes, interest and penalties and we could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. We accrued the majority of this $1.0 million estimated obligation, including $0.2 million of estimated tax expense recorded in 2009 and $0.3 million of estimated tax expense recorded during 2007. In addition, during 2009 and 2008, we recorded $0.1 million and $0.2 million, respectively, of estimated interest and penalties in general and administrative expense. If, in the future, we believe our total obligation associated with this examination were to increase, we would accrue the additional estimated amounts due. The 2006, 2007, 2008 and 2009 federal tax years remain open to examination by the IRS.

NET INCOME (LOSS)

During the three months ended June 30, 2010, we recorded a net loss of $0.8 million, compared to a net loss of $5.9 million during the three months ended June 30, 2009. This improvement is attributable to the items discussed above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The following table summarizes the components of our net income (loss) for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,		Variance
(dollars in thousands)	2010	2009	$	Percentage
Revenue
Interest and dividend income
Interest income	$38,647	$46,146	$(7,499)	(16.3)%
Dividend income	2,823	3,526	(703)	(19.9)
Loan fees	1,294	1,353	(59)	(4.4)

Total interest and dividend income	42,764	51,025	(8,261)	(16.2)
Advisory fees and other income	750	1,519	(769)	(50.6)

Total revenue	43,514	52,544	(9,030)	(17.2)

Operating expenses
Interest expense	8,856	12,873	(4,017)	(31.2)
Employee compensation
Salaries and benefits	8,538	6,709	1,829	27.3
Amortization of employee restricted stock awards	2,350	3,324	(974)	(29.3)

Total employee compensation	10,888	10,033	855	8.5
General and administrative expense	6,481	9,527	(3,046)	(32.0)

Total operating expenses	26,225	32,433	(6,208)	(19.1)

Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit)	17,289	20,111	(2,822)	(14.0)

Net investment loss before income tax provision (benefit)	(15,330)	(82,315)	66,985	81.4

Gain on extinguishment of debt before income tax provision (benefit)	3,432	5,143	(1,711)	(33.3)

Income tax provision (benefit)	186	(254)	440	NM

Net income (loss)	$5,205	$(56,807)	$62,012	109.2

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the six months ended June 30, 2010, our total revenue was $43.5 million, which represents a $9.0 million, or 17.2%, decrease from the six months ended June 30, 2009. This decline was composed of: a $7.5 million, or 16.3%, decrease in interest income; an $0.8 million, or 50.6%, decrease in advisory fees and other income; a $0.7 million, or 19.9%, decrease in dividend income; and a $0.1 million decrease in loan fees. Since 60.7% of our loan portfolio was based upon LIBOR and prime interest rates as of June 30, 2010, an increase in these interest rates from their current low levels should result in an increase in our interest income. The following sections describe the reasons for the variances in each major component of our revenue during the six months ended June 30, 2010 from the six months ended June 30, 2009.

INTEREST INCOME

During the six months ended June 30, 2010, the total yield on our average debt portfolio at fair value was 11.7% compared to 12.0% during the six months ended June 30, 2009. The following table shows the various components of the total yield on our average debt portfolio at fair value for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
Average 90-day LIBOR	0.3%	1.0%
Spread to average LIBOR on average loan portfolio	12.1	12.1
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	—
Impact of non-accrual loans	(0.8)	(1.1)

Total yield on average loan portfolio	11.7%	12.0%

During the six months ended June 30, 2010, interest income was $38.6 million, compared to $46.1 million during the six months ended June 30, 2009, which represented a $7.5 million, or 16.3%, decrease. This decrease reflected a $6.5 million decrease resulting from a reduction in our average loan balance, a $2.8 million decrease resulting from a 70 basis point reduction in average LIBOR and a $1.0 million decrease in interest income resulting from the net impact of loans that were on non-accrual status during the first six months of 2010 that were accruing interest during the first six months of 2009. These decreases were partially offset by a $2.3 million increase in interest income resulting from a 49 basis point increase in our spread to LIBOR and a $0.5 million increase in interest income resulting from the impact of interest rate floors.

PIK Income

The following table shows the PIK-related activity for the six months ended June 30, 2010 and 2009, at cost:

	Six months ended June 30,
(in thousands)	2010	2009
Beginning PIK loan balance	$33,436	$26,354
PIK interest earned during the period	6,907	8,423
Interest receivable converted to PIK	337	766
Principal payments of cash on PIK loans	(4,818)	(1,160)

Ending PIK loan balance	$35,862	$34,383

On July 30, 2010, we received an additional $8.5 million of principal payments of cash on PIK loans related to the closing of the previously discussed sale of JetBroadband.

DIVIDEND INCOME

The following table summarizes our dividend activity for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
(in thousands)	2010	2009
Beginning accrued dividend balance	$88,898	$91,770
Dividend income earned during the period	2,823	3,526
Payment of dividends	(956)	(5,169)
Accrued dividends converted to other securities	—	(607)
Realized loss	(379)	—

Ending accrued dividend balance	$90,386	$89,520

During the six months ended June 30, 2010, our dividend income was $2.8 million, which represented a $0.7 million, or 19.9%, decrease from the six months ended June 30, 2009. Dividend income decreased $1.2 million as a result of the sale of two dividend-producing investments—Coastal Sunbelt, LLC and LMS Intellibound Investors, LLC. We ceased accruing dividends on two investments, which decreased dividend income by $0.2 million. These decreases were partially offset by $0.7 million of dividends that we began to recognize on two existing portfolio companies that had sufficient value to support the accretion of dividends.

LOAN FEES

During the six months ended June 30, 2010, our loan fees decreased less than $0.1 million, or 4.4%, compared to the same period in 2009.

ADVISORY FEES AND OTHER INCOME

During the six months ended June 30, 2010, we earned $0.7 million of advisory fees and other income, which represents a $0.8 million, or 50.6%, decrease from the six months ended June 30, 2009. This decrease was due primarily to lower advisory and management fees.

TOTAL OPERATING EXPENSES

During the six months ended June 30, 2010, we incurred $26.2 million of operating expenses, representing a $6.2 million, or 19.1%, decrease from the same period in the prior year. This decrease was composed of a $4.0 million decrease in interest expense and a $3.0 million decrease in general and administrative expense. These decreases were partially offset by a $0.8 million increase in employee compensation expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During the six months ended June 30, 2010, we incurred $8.9 million of interest expense, which represented a $4.0 million, or 31.2%, decrease from the same period in 2009. The previously described reduction in average LIBOR from 1.0% in the first half of 2009 to 0.3% in the first half of 2010 resulted in a $2.2 million decrease in interest expense. In addition, a decrease in average borrowing balances resulted in a $1.1 million decrease in interest expense and our amortization of debt costs decreased $0.9 million. These decreases were partially offset by $0.2 million of additional interest, resulting from a widening of the interest rate spread from 2.35% during the six months ended June 30, 2009 to 2.43% during the six months ended June 30, 2010.

EMPLOYEE COMPENSATION

During the six months ended June 30, 2010, our employee compensation expense was $10.9 million, which represented a $0.8 million, or 8.5%, increase from the same period in 2009. Our salaries and benefits increased by $1.8 million, or 27.3%, primarily due to a $1.9 million increase in incentive compensation, partially offset by a $0.1 million decrease in salaries and benefits, reflecting a decrease in the number of employees from 68 at June 30, 2009 to 65 at June 30, 2010. The reduction in salary and benefits resulting from our smaller workforce was partially offset by a 3% average cost of living increase given to most of our employees effective April 1, 2010. However, the base salaries for our executive management team and other certain other key employees continue to remain frozen at 2008 levels.

During the six months ended June 30, 2010, we recognized $2.3 million of compensation expense related to restricted stock awards, compared to $3.3 million for the six months ended June 30, 2009, which represented a $1.0 million, or 29.3%, decrease. The lapsing of forfeiture provisions for previous grants of restricted stock accounted for the reduction in amortization of employee restricted stock, partially offset by the amortization of stock awards of our LTIP. Issuance of restricted stock under the LTIP is contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the Compensation Committee of our board of directors.

GENERAL AND ADMINISTRATIVE

During the six months ended June 30, 2010, general and administrative expense was $6.5 million, which represented a $3.0 million, or 32.0%, decrease compared to the same period in 2009. This decrease was attributable primarily to $1.7 million of expense associated with our settlement of matters pertaining to the contested election of directors to our board of directors at our 2009 Annual Meeting, $0.9 million of severance costs related to an executive departure incurred during the second quarter of 2009, a $0.6 million decrease in insurance costs, a $0.5 million decrease in professional fees and legal expenses and $0.2 million of other smaller cost reductions in other general and administrative categories. These decreases were partially offset by $0.9 million of fees paid in the second quarter of 2010 related to the contested election of directors to our board of directors at our 2010 Annual Meeting.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION (BENEFIT)

Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit) for the six months ended June 30, 2010 totaled $17.3 million, compared with $20.1 million for the six months ended June 30, 2009. This decrease was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

During the six months ended June 30, 2010, DNOI was $19.6 million, or $0.26 per share, compared to $23.4 million, or $0.31 per share, for the six months ended June 30, 2009. The following table shows a reconciliation of our reported net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit) to DNOI for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
(in thousands, except per share data)	2010	2009
Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit)	$17,289	$20,111
Amortization of employee restricted stock awards	2,350	3,324

DNOI	$19,639	$23,435

Per common share data (basic and diluted)
Weighted-average common shares outstanding	76,424	74,545
Earnings (loss) per common share	$0.07	$(0.76)
Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit) per common share	$0.23	$0.27
DNOI per common share	$0.26	$0.31

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION (BENEFIT)

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the six months ended June 30, 2010:

(in thousands)		Six months ended June 30, 2010
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Jet Plastica Investors, LLC	Plastic Products	Control	$—	$(16,160)	$—	$(16,160)
Broadview Network Holdings, Inc.	Communications	Control	—	(11,625)	—	(11,625)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(5,509)	—	(5,509)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(2,426)	—	(2,426)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(2,062)	—	(2,062)
JetBroadband Holdings, LLC	Cable	Control	(2,032)	(1,756)	2,032	(1,756)
Intran Media, LLC	Other Media	Control	—	(1,639)	—	(1,639)
B&H Education, Inc.	Education	Non-affiliate	3,665	(72)	(3,642)	(49)
Avenue Broadband LLC	Cable	Control	—	9,263	—	9,263
MCI Holdings LLC	Healthcare	Non-affiliate	—	3,486	—	3,486
Jenzabar, Inc.	Technology	Non-affiliate	—	2,553	—	2,553
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	—	1,965	—	1,965
Orbitel Holdings, LLC	Cable	Control	—	1,745	—	1,745
GSDM Holdings, LLC	Healthcare	Non-affiliate	—	1,627	—	1,627
Stratford School Holdings, Inc.	Education	Affiliate	—	1,174	—	1,174
WebMediaBrands Inc.	Information Systems	Non-affiliate	(1,981)	—	1,984	3
Other (< $1 million net gain (loss))			(1,176)	4,071	1,185	4,080

Total			$(1,524)	$(15,365)	$1,559	$(15,330)

During the quarter ended March 31, 2010, we sold our common stock in WebMediaBrands Inc. for approximately the fair value of this investment reported as of December 31, 2009. During the quarter ended June 30, 2010, we sold our convertible preferred stock in B&H Education Inc. and a portion of our investment in JetBroadband for approximately the fair value of that portion of this investment reported as of March 31, 2010. During the first half of 2010, we recorded unrealized depreciation primarily related to Broadview and Jet Plastica. The decrease in the fair value of Broadview was attributable principally to an adjustment to our estimate of the fair value of this investment, which is based on, among other things, merger and acquisition comparables, private market transactions, public company comparables, a discounted cash flow analysis and an independent third-party valuation. The decrease in the fair value of Jet Plastica is attributable to a decrease in the performance of that company, as well as a reduction in valuation multiples. The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and, to a lesser extent, the multiples used to value certain of our investments.

The following table summarizes our realized and unrealized (losses) and gains on investments and changes in unrealized appreciation and depreciation on our investments during the six months ended June 30, 2009:

(in thousands)		Six months ended June 30, 2009
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss)/ Gain
Total Sleep Holdings, Inc.	Healthcare	Control	$—	$(23,895)	$—	$(23,895)
TNR Holdings Corp.	Entertainment	Control	(36,697)	(15,801)	36,889	(15,609)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(6,022)	—	(6,022)
Jenzabar, Inc.	Technology	Non-affiliate	—	(4,257)	—	(4,257)
Avenue Broadband LLC	Cable	Control	—	(4,060)	—	(4,060)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(3,966)	—	(3,966)
VOX Communications Group Holdings, LLC	Broadcasting	Non-affiliate	—	(3,965)	—	(3,965)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(3,575)	—	(3,575)
CWP/RMK Acquisition Corp.	Home furnishings	Non-affiliate	—	(3,284)	—	(3,284)
Intran Media, LLC	Other Media	Control	—	(2,894)	—	(2,894)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(2,766)	—	(2,766)
Xpressdocs Holdings, Inc.	Business Services	Non-affiliate	—	(2,735)	—	(2,735)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(2,524)	—	(2,524)
National Product Services, Inc.	Business Services	Control	—	(2,119)	—	(2,119)
Construction Trailer Specialists, Inc.	Auto Parts	Non-affiliate	—	(1,258)	—	(1,258)
Stratford School Holdings, Inc.	Education	Affiliate	—	(1,047)	—	(1,047)
Cleartel Communications, Inc	Communications	Control	—	(1,002)	—	(1,002)
CEI Holdings, Inc.	Cosmetics	Non-affiliate	(3,190)	(926)	3,179	(937)
Orbitel Holdings, LLC	Cable	Control	—	2,387	—	2,387
JetBroadband Holdings, LLC	Cable	Control	—	1,865	—	1,865
LMS Intellibound Investors, LLC	Logistics	Control	16,257	—	(15,065)	1,192
XFone, Inc.	Communications	Affiliate	(1,969)	—	1,969	—
Other (< $1 million net gain (loss))			49	(2,160)	267	(1,844)

Total			$(25,550)	$(84,004)	$27,239	$(82,315)

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

GAIN ON EXTINGUISHMENT OF DEBT

We incurred a $0.1 million premium, when we repurchased $2.9 million of our private placement notes during the first quarter of 2010. This premium represents 102% of the principal amount to be purchased with monetization proceeds as required by our agreement with the holders of these unsecured notes. Subsequently, in April 2010, we repurchased an additional $8.0 million of collateralized loan obligations for $4.4 million that previously had been issued by our Commercial Loan Trust 2006-1, which resulted in the recognition of an additional $3.6 million gain on extinguishment of debt excluding the effect of the amortization of the acceleration of $0.1 million in deferred debt costs during the six months ended June 30, 2010.

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

INCOME TAX PROVISION (BENEFIT)

During the six months ended June 30, 2010, we recorded a $0.2 million income tax provision compared to a $0.3 million income tax benefit during the six months ended June 30, 2009. Our income taxes primarily relate to unrealized appreciation and depreciation on our investments and the performance of certain of our investments that are held in taxable subsidiaries.

NET INCOME (LOSS)

During the six months ended June 30, 2010, we recorded net income of $5.2 million, compared to a net loss of $56.8 million during the six months ended June 30, 2009. This improvement is attributable to the items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•

Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of June 30, 2010 and December 31, 2009, we had $44.2 million and $54.2 million, respectively, in cash and cash equivalents. As of June 30, 2010, $23.1 million was held in secure interest-bearing accounts. By July 30, 2010, the balance of our cash and cash equivalents rose to $91.5 million.

•

Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. In other cases, we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements and operational needs. As of June 30, 2010 and December 31, 2009, we had $91.5 million and $109.1 million, respectively, in cash, securitization accounts. By July 30, 2010, this balance had decreased to $89.2 million as we redeployed these funds into new investments. During the remainder of 2010, we expect the balance in our cash, securitization accounts to decrease as we originate new loans.

•

Cash, restricted includes cash held for regulatory purposes and cash that we have received that was earmarked for transfer into our cash securitization accounts. The largest component of restricted cash was represented by cash held by Solutions Capital I, L.P., our Small Business Investment Company, or SBIC, which generally is restricted to the origination of new loans from our SBIC. As of June 30, 2010 and December 31, 2009, we had $17.2 million and $21.2 million respectively, of restricted cash. By July 30, 2010, this balance had decreased to $6.1 million as a result of the SBIC’s origination of a $13.5 million debt investment.

For the six months ended June 30, 2010, our operating activities used $8.3 million of cash and cash equivalents, compared to $85.0 million provided during the six months ended June 30, 2009, which represents a $93.3 million decrease. During the six months ended June 30, 2010, our financing activities used $1.7 million of cash, compared to $112.4 million during the six months ended June 30, 2009. This $110.7 million increase in cash used by financing activities was due primarily to an $81.4 million net increase in cash held in securitization and restricted cash accounts and a $14.0 million increase in proceeds from borrowings.

Although there can be no assurance, we believe we have sufficient liquidity to meet our 2010 operating requirements, as well as liquidity for new origination opportunities and potential dividend distributions.

CURRENT MARKET CONDITIONS

Since late 2007 and continuing into 2010, the United States economy has been in a recession, which has had a severe adverse impact on many companies, especially those in the financial services sector. Since the beginning of the recession, stock market values decreased, several financial institutions failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. As these events unfolded, banks and others in the financial services industries recognized significant losses resulting primarily from a general decline in the fair value of their respective asset portfolios. However, beginning in mid-2009, economic conditions became generally more favorable as GDP showed positive growth. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity beginning the second half of 2009 and continuing into the first six months of 2010. However, for the remainder of 2010, there continues to be uncertainty concerning the breadth and sustainability of the economic recovery, and market conditions remain volatile.

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

Consistent with other companies in the financial services sector, we have been affected adversely by many of these events. The availability of debt and equity capital continues to be constrained. Further, we did not receive approval from our stockholders to sell equity below our net asset value at our most recent stockholders meeting. We believe that our inability to access the equity capital markets has also impacted our ability to access the debt capital markets, as lenders are reluctant to extend credit without equity capital access.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of 2009 we developed a comprehensive strategic plan intended to further enhance stockholder value, close the gap between our share price and our NAV and enable the future resumption of dividends. While we are cautious about the state of the economy, we believe that we can increase stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities. As we execute this plan over the next several years, we also plan to improve the returns on our debt and equity portfolio by improving the operating performance or by multiple expansion of our investments. In addition, we will continue to monetize lower yielding equity investments (which had an annualized earnings yield of 1.9% as of June 30, 2010) and redeploy that capital and cash held in securitization and restricted accounts into debt securities with interest yields that are expected to increase our operating income and support the resumption and future growth of distributions to our stockholders. As we execute on this monetization strategy, we will continue to focus on preserving our NAV and enhancing the overall return profile on our investment capital. In addition, we expect to reduce our investment in equity securities to no more than 20% of the fair value of our total portfolio over the next few years.

We generally expect to limit our future investing activities principally to debt investments until such time that we have further narrowed the valuation gap between our stock price and our NAV and can validate the performance returns of our existing equity portfolio. We do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future. When making new investments we expect to underwrite credit in a manner consistent with our expectation that macro-economic conditions will be under pressure for an extended period of time. Over time, if we meet our goals with respect to leverage levels and unrestricted cash balances, we potentially may, depending on stock price and debt pricing levels, seek to repurchase our equity and additional debt securities, including our collateralized loan obligations, subject to the limitations set forth in our private placement borrowing agreements. To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon a quarterly assessment of the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS

As of June 30, 2010, we reported $534.3 million of borrowings on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of June 30, 2010 was approximately $452.0 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act.

		June 30, 2010		December 31, 2009
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$32,379	$32,379	$34,307	$34,307
Series 2007-A	October 2012	16,189	16,189	17,154	17,154

Commercial Loan Funding Trust
Variable Funding Note	August 2012(a)	150,000	132,230	170,694	158,907

Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	32,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	29,880

SBIC (Maximum borrowing potential)(d)	(e)	130,000	41,600	130,000	27,600

Total borrowings		$721,068	$534,278	$744,655	$557,848

(a)	Renewable each February at the lender’s discretion. The lender provided this renewal in February 2010. In conjunction with this renewal, the legal final maturity date became August 2012.
( b)

Amount outstanding excludes $5.0 million of notes that we repurchased in December 2008 for $1.6 million and $8.0 million of notes that we repurchased in April 2010 for $4.4 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(c)

Amount outstanding excludes $10.1 million of notes that we repurchased in December 2008 for $2.4 million and $7.5 million of notes that we repurchased in January 2009 for $2.1 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(d )

As of June 30, 2010, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $28.6 million as of June 30, 2010. Based on our funded capital as of June 30, 2010, Solutions Capital I, L.P., subject to the SBA’s approval, may borrow up to an additional $37.3 million to originate investments. To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $36.4 million. In February 2009, the American Recovery and Reinvestment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million.

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

As of June 30, 2010, our asset coverage ratio was 224%. As of June 30, 2010 we had $37.3 million of unused, currently available borrowing capacity remaining in our SBIC subsidiary subject to the SBA’s approval that is exempt from the asset coverage ratio requirements. Investments that we originated since that time, reduced the unused, currently available borrowing capacity remaining in our SBIC subsidiary to $23.8 million as of July 30, 2010.

As of June 30, 2010, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

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

The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the six months ended June 30, 2010 and 2009:

(dollars in thousands)	For the six months ended
	June 30, 2010	June 30, 2009
Weighted-average borrowings	$535,223	$618,164

Average LIBOR	0.34%	1.05%

Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.43	2.35
Impact of amortization of deferred debt issuance costs	0.52	0.74

Total cost of funds	3.29%	4.14%

The 3.3% weighted-average cost of funds for the six months ended June 30, 2010 was 85 basis points less than the same period in 2009. This decrease resulted from a 71 basis point decrease in average LIBOR and a 22 basis point decrease in the impact of amortization of deferred debt issuance costs, partially offset by an 8 basis point increase in the average spread to LIBOR.

LIQUIDITY AND CAPITAL RESOURCES—COMMON STOCK

We are a closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV of such stock unless our stockholders approve such a sale and our board of directors makes certain determinations.

During the six months ended June 30, 2010, we awarded 216,250 and 7,500 shares of restricted stock to employees and a non-employee director, respectively. During the six months ended June 30, 2010, the forfeiture provisions lapsed on 328,200 shares of restricted stock pursuant to the Third Amended and Restated 2006 Employee Stock Plan’s time and service requirements.

On July 23, 2009, our board of directors approved the LTIP. The LTIP is a three-year incentive compensation plan that provides our executive officers and certain key non-executive employees the opportunity to receive up to an aggregate of 865,000 shares of our restricted common stock and up to $5.2 million in cash awards upon achievement of specified share price thresholds for our common stock within the LTIP’s 36-month performance period. MCG achieved two of these market-price thresholds in October 2009, which resulted in the issuance of 432,500 shares of common stock to LTIP participants. The forfeiture provisions for 288,330 of these shares of common stock lapsed immediately upon issuance. The forfeiture provisions for the remaining 144,170 of these shares of common stock will lapse in October 2010, contingent upon each eligible participant’s continued service until that time. In April 2010, MCG achieved a third market-price threshold under the LTIP after the price of shares of its common stock closed at, or above, $5 for twenty consecutive trading days, which resulted in the issuance of 216,250 shares of common stock to LTIP participants. The forfeiture provisions for 144,170 of these shares of common stock lapsed immediately upon issuance. The forfeiture provisions for the remaining 72,080 of these shares of common stock will lapse in April 2011, contingent upon each eligible participant’s continued service until that time. The LTIP also provides for a cash incentive upon the achievement of market price thresholds of $5, $6, $7 and $8 for twenty consecutive trading days. Upon the achievement of the $5 market price threshold in April 2010, the LTIP participants became eligible to receive cash awards totaling $1.0 million of which $0.7 million was paid immediately and the remaining $0.3 million will be paid in April 2011, contingent upon each participant's continued service until that time.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of June 30, 2010, we had $25.3 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will be liquidity sufficient to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of June 30, 2010, we had no outstanding guarantees or standby letters of credit.

(in thousands)	As of June 30, 2010
Unused commitments to portfolio companies	Non-Affiliate Investments	Affiliate Investments	Control Investments	Total
Revolving credit facilities	$18,234	$1,650	$2,385	$22,269
Other	2,400	—	661	3,061

Total unused commitments to portfolio companies	$20,634	$1,650	$3,046	$25,330

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of June 30, 2010:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations	$311,880	$—	$—	$—	$311,880
Warehouse facility(b)	132,230	935	131,295	—	—
Unsecured notes	48,568	4,415	44,153	—	—
SBIC	41,600	—	—	—	41,600

Total borrowings	534,278	5,350	175,448	—	353,480
Operating Leases	6,059	2,300	3,744	15	—

Total contractual obligations	$540,337	$7,650	$179,192	$15	$353,480

(a)	Excludes the unused commitments to extend credit to our customers of $25.3 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility are listed based on the contractual maturity due to the revolving nature of the facility.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared distributions of $11.89 per share.

We did not declare a dividend during the quarter ended March 31, 2010. However, on April 29, 2010, we declared a distribution of $0.11 per common share payable on July 2, 2010 to stockholders of record on June 2, 2010. If we determined the tax attributes of this distribution as of June 30, 2010, 100% would be from ordinary income. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

Each year, we mail statements on Form 1099-DIV to our stockholders, which identify the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for tax purposes. Historically, a portion of our distributions to our stockholders have been deemed a return of capital with the exception of one instance where none of the distributions were deemed a return of capital. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

The following table reconciles GAAP net income (loss) to taxable net income (loss) for the six months ended June 30, 2010 and the year ended December 31, 2009:

(in thousands)	Six months ended June 30, 2010	Year ended December 31, 2009
Net income (loss)	$5,205	$(51,059)
Difference between book and tax losses on investments	(7,413)	48,078
Net change in unrealized depreciation on investments not taxable until realized	13,806	(97,631)
Capital losses in excess of capital gains	5,149	54,245
Timing difference related to deductibility of long-term incentive compensation	824	6,091
Taxable interest income on non-accrual loans	9,977	14,949
Dividend income accrued for GAAP purposes that is not yet taxable	(2,823)	(6,149)
Distributions from taxable subsidiaries	196	144
Federal tax provision (benefit)	186	(81)
Other, net	97	323

Taxable income (loss) before deductions for distributions	$25,204	$(31,090)

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

•

Non-Control Investments—Non-control investments comprise 61.1% of our investment portfolio. Quoted prices are not available for 95.6% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of June 30, 2010, these securities represented 2.7% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm, considered recent sales transactions or considered new investments made for 95.7% of the fair value of our investment portfolio as of June 30, 2010.

	As of June 30, 2010
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuations/reviews, sales transactions or recent investments

Independent valuation/review prepared(a)
Second quarter 2010	$106,761	$144,189	$250,950	15.3%	48.0%	25.2%
First quarter 2010	158,418	69,165	227,583	22.7	23.1	22.8
Fourth quarter 2009	160,263	54,656	214,919	23.0	18.2	21.6
Third quarter 2009	90,433	10,166	100,599	13.0	3.4	10.0

Total independent valuation/review	515,875	278,176	794,051	74.0	92.7	79.6

Fair value derived from sales transactions
First quarter 2010	28,688	16,804	45,492	4.1	5.6	4.6
Third quarter 2009	51,919	—	51,919	7.4	—	5.2

Total derived from sales transaction	80,607	16,804	97,411	11.5	5.6	9.8

New investments made during the 12 months ended June 30, 2010	62,693	—	62,693	9.0	—	6.3

Total portfolio evaluated	659,175	294,980	954,155	94.5	98.3	95.7

Not evaluated during the 12 months ended June 30, 2010	38,297	5,138	43,435	5.5	1.7	4.3

Total investment portfolio	$697,472	$300,118	$997,590	100.0%	100.0%	100.0%

(a)

We consider independent reviews and valuations as one set of datapoints in the determination of individual portfolio companies. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or represented a new investment made within the last twelve months. Independent valuations/reviews prepared more than one time during the twelve months ended June 30, 2010 have that investment’s fair value reflected in the most recent quarter for which an independent valuation/review was prepared.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since late 2007 and continuing into 2010, the United States economy has been in a recession, which has had a severe adverse impact on many companies, especially those in the financial services sector. Since the beginning of the recession, the stock market decreased, several financial institutions failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. As these events unfolded, banks and others in the financial services industries recognized significant losses resulting primarily from a general decline in the fair value of their respective asset portfolios. However, since mid-2009, economic conditions became generally more favorable as real GDP showed positive growth. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity beginning in the second half of 2009 and continuing into the first six months of 2010. However, for the remainder of 2010, there continues to be uncertainty concerning the breadth and sustainability of the economic recovery, and market conditions remain volatile.

In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of June 30, 2010, approximately 60.7% of our loan portfolio, at fair value, bore interest at a spread to LIBOR or prime rate, and 39.3% at a fixed interest rate. As of June 30, 2010, approximately 43.2% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 3.5% on the LIBOR base index and prime floors between 3.0% and 6.0%. The weighted-average LIBOR interest rate was 0.43% as of June 30, 2010. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We also enter into derivative transactions in connection with our financing vehicles. During the quarter ended March 31, 2009, we entered into two interest rate swaps expiring in August 2011 for notional amounts of $8.7 million and $12.5 million at interest rates of 9.0% and 13.0%, respectively. During 2008, we entered into two interest rate swaps expiring in November 2010 for notional amounts of $16.0 million and $8.0 million at interest rates of 10.0% and 14.0%, respectively.

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Commercial Loans	Borrowings
Money market rate	$23,104	$—	$—	$—
Prime rate	24,184	—	75,126	—

LIBOR
30-day	53,376	—	19,876	—
60-day	—	—	12,441	—
90-day	378,937	311,880	306,563	319,880
180-day	3,683	—	3,683	—
Commercial paper	—	132,230	—	158,907
Fixed rate	337,888	90,168	350,504	79,061

Total	$821,172	$534,278	$768,193	$557,848

Based on our June 30, 2010 balance sheet, the following table shows the impact to net income of hypothetical base rate changes in interest rates, assuming no changes in our investment and borrowing structure:

(dollars in thousands)
Basis Point Change(a)	Interest Income	Interest Expense	Unrealized (Depreciation)/ Appreciation	Net Loss
100	1,599	4,441	(330)	(3,172)
200	3,520	8,882	27	(5,335)
300	6,981	13,323	382	(5,960)

(a)	As of June 30, 2010, quarterly average LIBOR was 0.43%; thus, a 100 basis point decrease could not occur.

From February 2009 through December 2009, we maintained our cash in non-interest-bearing accounts, which were fully insured by the FDIC, under the FDIC’s Temporary Liquidity Guarantee Program. The FDIC’s Temporary Liquidity Guarantee Program was originally scheduled to expire on December 31, 2009, but was subsequently extended through June 30, 2010. Nonetheless, beginning in January 2010, a number of banks opted out of this program. Because of the minimal availability of the Temporary Liquidity Guarantee Program beginning in January 2010, combined with some stabilization of the banking industry during the quarter ended March 31, 2010, we redeployed a portion of our unrestricted cash into secure interest-bearing accounts. Consequently, we deposited a portion of our excess cash into secure interest-bearing accounts during the quarter ended March 31, 2010. As we redeploy additional cash into interest-bearing accounts and we originate new investments, our sensitivity to interest rate fluctuations and our net loss from a hypothetical increase in interest rates should decrease. As of June 30, 2010, we had a total of $152.8 million of unrestricted cash, restricted cash and cash in securitization accounts of which $129.7 million was in non-interest bearing accounts. For each $10.0 million of cash in these non-interest bearing accounts that we redeploy into variable interest rate investments, the net loss from our sensitivity to interest rate fluctuations will decrease by approximately $100,000 for each 100 basis point increase in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June  30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended June 30, 2010, there were no new or material developments in legal proceedings.

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

Many of the companies in which we have made, or may make, investments are, and may continue to be, susceptible to economic downturns or recessions. Since the nation entered into a recession in late 2007, the stock market has declined, many financial institutions have failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. The U.S. government has acted to restore liquidity and stability to the financial system, but there can be no assurance these regulatory programs and proposals will have a long-term beneficial impact. Economic conditions have become generally more favorable beginning in mid-2009 as real GDP showed positive growth. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity during the last nine months of 2009. While we see the potential for improvement in 2010, the timing is uncertain. In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business.

To the extent that recessionary conditions continue or worsen, the financial results of middle-market companies, like those in which we invest, may continue to experience deterioration, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

Adverse economic conditions have decreased the value of some of our loans and equity investments and continued recessionary effects, or the after-effects of these conditions, may further decrease such value. These conditions have contributed to, and could continue to contribute to, additional losses of value in our portfolio and decreases in our revenues, net income and net assets. If prolonged, unfavorable or uncertain economic and market conditions may affect the ability of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, merger, recapitalization or initial public offering. Therefore, the number of non-performing assets may increase and the value of one or more of our portfolio companies may decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments.

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

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. As of June 30, 2010, our investments in communications companies represented 17.7% of the fair value of our portfolio. Of the 17.7% investment, 15.8% represented investments in CLECs and 1.9% represented investments in other communications companies. In addition, as of June 30, 2010, our investments in cable, healthcare and food services portfolio companies represented 13.5%, 10.9% and 7.2%, respectively, of the fair value of our portfolio. If an industry in which we have significant investments or revenue concentrations suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

Broadview, a CLEC serving primarily business customers, is our largest portfolio investment. As of June 30, 2010, we held preferred stock in Broadview with a $127.2 million fair value. As of June 30, 2010 and December 31, 2009, our investment in Broadview represented 12.8% and 14.1%, respectively, of the fair value of our investment portfolio. If Broadview’s performance deteriorates or valuation multiples contract in future periods, we may be required to recognize additional unrealized depreciation on this investment. Our ability to recognize income from our investment in Broadview in future periods depends on the performance and value of Broadview.

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

We may be unable to monetize assets in a challenging market environment that may preclude buyers from making investments at the fair values established by our board of directors. We are susceptible to the risk of significant loss, if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations, meet our liability maturities and maintain compliance with our debt covenants. In addition, if the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, pay dividends and could cause us to breach certain covenants in our credit facilities, which could materially impair our business operations. Further asset value degradation may result from circumstances that we may be unable to control, such as a severe decline in the value of the U.S. dollar, a protracted economic downturn or an operational problem that affects third parties or us. Ongoing disruptive conditions could cause our stock price and NAV to decline, restrict our business operations and adversely impact our results of operations and financial condition. As of June 30, 2010, our common stock was trading at $4.83 per share, or at 60.1% of NAV.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of June 30, 2010, approximately 60.7% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and approximately 39.3% of the fair value of our loan portfolio was at fixed rates. As of June 30, 2010, approximately 43.2% of the fair value of our loan portfolio had LIBOR floors between 1.5% and 3.5% on the LIBOR base index and prime floors between 3.0% and 6.0%. The weighted-average LIBOR interest rate was 0.43% as of June 30, 2010. These floors minimize our exposure to significant decreases in interest rates.

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

If we are not successful in our appeal to the Internal Revenue Service, we could be subject to up to $24.7 million of additional taxes, interest and penalties. In addition, we could be required to make up to $25.1 million of additional cash and/or stock distributions. This event could have an adverse effect on our liquidity.

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

As of June 30, 2010, we had $534.3 million of outstanding borrowings under our debt facilities. As of June 30, 2010, the weighted-average annual interest rate on all of our outstanding borrowings was 2.8%, excluding the amortization of deferred debt issuance costs. Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our warehouse financing facility, or SunTrust Warehouse, funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., and our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, these facilities include various affirmative and negative covenants, as well as certain cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could, in certain circumstances, constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period, if any, the lenders thereunder would have the ability to, in certain circumstances, accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, in the event of a default on these loans held by the trusts, we bear losses to the extent that the fair value of our collateral exceeds our borrowings. The fair value of our excess collateral was $231.5 million as of June 30, 2010.

Each of our SunTrust Warehouse and our debt securitization through MCG Commercial Loan Trust 2006-1 requires us to maintain credit ratings for each loan in the collateral pools of these facilities as determined by specified international independent rating agencies. We are subject to periodic review and updates of these credit estimates by these rating agencies that could cause portions of the collateral to become disqualified as eligible assets if credit estimates deteriorate. In the event that a portion of the eligible assets becomes disqualified, loan payments that inure to our benefit could be otherwise diverted to reduce outstanding debt within these facilities. Such diversions could be material in amount and could hinder our ability to finance additional loans, operate our business or make distributions to our stockholders. In addition, if credit estimates deteriorate significantly, an event of default or a termination event could be triggered under these facilities which would entitle the trustee or administrative agent to exercise available remedies, including selling the collateral securing these facilities and applying the proceeds to reduce outstanding borrowings under these facilities.

Under the terms of our unsecured notes, or the Private Placement Notes, we are also subject to financial and operating covenants that restrict our business activities, including our ability to incur certain additional indebtedness, effect debt and stock repurchases in specified circumstances or through the use of borrowings or unrestricted cash, or pay dividends above certain levels.

Decreases in the fair values of our portfolio company investments which we record as unrealized depreciation could affect certain covenants in our credit facilities. Our SunTrust Warehouse requires that we maintain a minimum stockholders’ equity of not less than $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009. The Private Placement Notes require that we maintain a consolidated stockholders’ equity of $500.0 million for the periods ending as of and after December 31, 2008. As of June 30, 2010, our stockholders’ equity was $614.9 million. In the event that our investments experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities, pursuant to which our lenders might, among other things, require full and immediate payment.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common stock, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions until we are in compliance with the 200% threshold requirement. As of June 30, 2010, our asset coverage ratio was 224%.

If we are not able to refinance or renew our debt or are not able to do so on favorable terms, our operations could be affected adversely.

As of June 30, 2010, we had $534.3 million of borrowings. In February 2010, we received the annual renewal of the liquidity facility that supports our SunTrust Warehouse, at which time the SunTrust Warehouse facility limit was reduced to $150.0 million. As of June 30, 2010, the facility limits for the SunTrust Warehouse and Private Placement notes were $150.0 million and $48.6 million, respectively.

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

In the event that our asset coverage ratio falls below 200%, we will be unable to make distributions until our asset coverage ratio improves. If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level. As of June 30, 2010, our asset coverage ratio was 224%. From January 2002 to July 2008, we paid distributions totaling $11.78 per common share. Due to the recent market dislocation, we suspended our distributions for the third quarter of 2008 through the first quarter of 2010. We reinstated our distribution on April 29, 2010, however, there can be no assurance that distributions will continue in the future.

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

In accordance with tax regulations, we include in taxable income certain amounts that we have not yet received in cash, such as contractual PIK interest and interest on loans that are on non-accrual status. PIK interest represents contractual interest added to the loan balance and due at the end of the loan term. We include increases in loan balances resulting from contracted PIK arrangements in taxable income, in advance of receiving cash payment. For certain of our loans that are on non-accrual status, we may recognize income for tax purposes for which we are not currently receiving payments. Since we may recognize income before, or without, receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain tax benefits as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and, thus, be subject to corporate-level income tax.

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

We depend on the continued services of our executive officers and other key management personnel. The loss of any of our executive officers or key management personnel could result in inefficiencies in our operations and lost business opportunities, which could have a negative impact on our business. In addition, under our SunTrust Warehouse, if either Steven F. Tunney, our Chief Executive Officer, or B. Hagen Saville, our Executive Vice President, Business Development, ceases to be involved actively in the management of MCG and is not replaced by a person reasonably acceptable to SunTrust within 90 consecutive calendar days of such occurrence, we would be in default under such facility. If we lose the services of Mr. Tunney or Mr. Saville and are unable to identify and hire suitably qualified replacements, it could trigger a covenant default under our SunTrust Warehouse, which could accelerate the termination date of that facility.

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

In light of current conditions in the U.S. and global financial markets and the U.S. federal government has increased their focus on the regulation of the financial services industry. Recently, financial regulation legislation has been passed by the U.S. Congress. The impact of the legislation remains uncertain. We cannot predict the effect the legislation or its implementing regulations will have on our business, results of operations or financial condition.

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

SBA regulations currently limit the amount that a single-license SBIC subsidiary may borrow up to a maximum of $150 million when it has: at least $75 million in private capital; receives a capital commitment from the SBA; and has been through an examination by the SBA subsequent to licensing. As of June 30, 2010, our SBIC subsidiary had investments in seven portfolio companies with a total fair value of $63.4 million.

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

Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
10.1	MCG Capital Corporation Third Amended and Restated 2006 Employee Restricted Stock Plan	8-K (0-33377) 8-K/A (0-33377)	June 1, 2010 June 2, 2010	10.1 10.1

10.2	MCG Capital Corporation Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan	8-K (0-33377) 8-K/A (0-33377)	June 1, 2010 June 2, 2010	10.2 10.2

10.3	Form of Restricted Stock Agreement for Employees (Pursuant to the Third Amended and Restated 2006 Employee Restricted Stock Plan)				*

10.4	Form of Restricted Stock Agreement for Non-Employee Members of the Board of Directors (Pursuant to the Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan)				*

15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.3	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCG Capital Corporation

Date: August 5, 2010	By:	/S/ STEVEN F. TUNNEY Sr.
Steven F. Tunney Sr.
Chief Executive Officer

Date: August 5, 2010	By:	/S/ STEPHEN J. BACICA
Stephen J. Bacica
Chief Financial Officer

Date: August 5, 2010	By:	/S/ LINDA A. NIMMONS
Linda A. Nimmons
Chief Accounting Officer