Form 10-Q
period 2010-09-30
MCG CAPITAL CORP
filed 2010-11-02
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, there were 76,498,099 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)	September 30, 2010	December 31, 2009
	(unaudited)
Assets

Cash and cash equivalents	$70,685	$54,187

Cash, securitization accounts	115,503	109,141

Cash, restricted	9,042	21,232

Investments at fair value
Non-affiliate investments (cost of $574,168 and $560,347, respectively)	546,240	531,974
Affiliate investments (cost of $30,587 and $38,845, respectively)	38,181	44,388
Control investments (cost of $515,416 and $555,732, respectively)	339,832	409,984

Total investments (cost of $1,120,171 and $1,154,924, respectively)	924,253	986,346

Interest receivable	4,751	6,025

Other assets	12,431	14,218

Total assets	$1,136,665	$1,191,149

Liabilities

Borrowings (maturing within one year of $14,441 and $13,327, respectively)	$508,899	$557,848

Interest payable	2,498	2,736

Dividends payable	9,187	—

Other liabilities	10,003	14,882

Total liabilities	530,587	575,466

Stockholders’ equity

Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—

Common stock, par value $0.01, authorized 200,000 shares on September 30, 2010 and December 31, 2009, 76,542 issued and outstanding on September 30, 2010 and 76,394 issued and outstanding on December 31, 2009	765	764

Paid-in capital	1,008,404	1,005,085

Distributions in excess of earnings
Paid-in capital	(162,783)	(162,783)
Other	(42,913)	(57,066)

Net unrealized depreciation on investments	(197,395)	(170,317)

Total stockholders’ equity	606,078	615,683

Total liabilities and stockholders’ equity	$1,136,665	$1,191,149

Net asset value per common share at end of period	$7.92	$8.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$16,198	$15,861	$46,123	$47,958
Affiliate investments (5% to 25% owned)	792	1,115	2,557	3,383
Control investments (more than 25% owned)	4,900	6,082	15,974	22,742

Total interest and dividend income	21,890	23,058	64,654	74,083

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	260	335	725	1,081
Control investments (more than 25% owned)	421	218	706	991

Total advisory fees and other income	681	553	1,431	2,072

Total revenue	22,571	23,611	66,085	76,155

Operating expenses
Interest expense	4,326	5,518	13,182	18,391
Employee compensation
Salaries and benefits	3,527	4,115	12,065	10,824
Amortization of employee restricted stock awards	1,013	2,279	3,363	5,603

Total employee compensation	4,540	6,394	15,428	16,427
General and administrative expense	2,305	3,041	8,786	12,568

Total operating expense	11,171	14,953	37,396	47,386

Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit)	11,400	8,658	28,689	28,769

Net realized gain (loss) on investments
Non-affiliate investments (less than 5% owned)	7,383	(2,820)	7,837	(5,991)
Affiliate investments (5% to 25% owned)	—	—	—	(1,947)
Control investments (more than 25% owned)	(3,911)	(1,502)	(5,889)	(21,934)

Total net realized gain (loss) gain on investments	3,472	(4,322)	1,948	(29,872)

Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	(6,854)	4,064	445	(15,124)
Affiliate investments (5% to 25% owned)	573	(1,400)	2,051	(548)
Control investments (more than 25% owned)	(6,890)	(1,652)	(29,836)	(39,883)
Derivative and other fair value adjustments	(101)	(1,086)	262	(1,284)

Total net unrealized depreciation on investments	(13,272)	(74)	(27,078)	(56,839)

Net investment loss before income tax provision (benefit)	(9,800)	(4,396)	(25,130)	(86,711)
Gain (loss) on extinguishment of debt before income tax provision (benefit)	(449)	(118)	2,983	5,025
Income tax provision (benefit)	1,680	(39)	1,866	(293)

Net income (loss)	$(529)	$4,183	$4,676	$(52,624)

Earnings (loss) per basic and diluted common share	$(0.01)	$0.06	$0.06	$(0.71)
Cash distributions declared per common share	$0.12	$—	$0.23	$—
Weighted-average common shares outstanding—basic and diluted	75,486	75,876	76,469	74,588

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Nine months ended September 30,
(in thousands, except per share amounts)	2010	2009
Increase (decrease) in net assets from operations

Net operating income before net investment loss, gain on extinguishment of debt and income tax (provision) benefit	$28,689	$28,769

Net realized gain (loss) on investments	1,948	(29,872)

Net unrealized depreciation on investments	(27,078)	(56,839)

Gain on extinguishment of debt	2,983	5,025

Income tax (provision) benefit	(1,866)	293

Net income (loss)	4,676	(52,624)

Distributions to stockholders

Distributions declared	(17,608)	—

Dividends forfeited	7	—

Net decrease in net assets resulting from stockholder distributions	(17,601)	—

Capital share transactions

Amortization of restricted stock awards
Employee	3,363	5,603
Non-employee director	58	108

Common stock withheld to pay taxes applicable to the vesting of restricted stock	(86)	—

Net forfeitures of restricted common stock	(15)	—

Cancellation of common stock held as collateral for stockholder loans	—	(92)

Stockholder loans

Unrealized appreciation on stockholder loans	—	(31)

Repayment of stockholder loans	—	92

Net increase in net assets resulting from capital share transactions	3,320	5,680

Total decrease in net assets	(9,605)	(46,944)

Net assets

Beginning of period	615,683	658,911

End of period	$606,078	$611,967

Net asset value per common share at end of period	$7.92	$8.06

Common shares outstanding at end of period	76,542	75,970

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities
Net income (loss)	$4,676	$(52,624)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Investments in portfolio companies	(142,491)	(55,078)
Principal collections related to investment repayments or sales	177,340	145,414
Decrease (increase) in interest receivable, accrued payment-in-kind interest and dividends	3,166	(8,753)
Amortization of restricted stock awards
Employee	3,363	5,603
Non-employee director	58	108
Decrease in cash—securitization accounts from interest collections	3,191	1,644
Depreciation and amortization	3,073	4,195
Unrealized appreciation on stockholder loans	—	(123)
Decrease in other assets	446	1,754
Decrease in other liabilities	(4,564)	(3,263)
Net realized (gain) loss on investments	(1,948)	29,872
Net change in unrealized depreciation on investments	27,078	56,839
Gain on extinguishment of debt	(2,983)	(5,025)

Net cash provided by operating activities	70,405	120,563

Cash flows from financing activities
Payments on borrowings	(73,466)	(63,117)
Proceeds from borrowings	27,500	—
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	(9,553)	(32,556)
Restricted cash	12,190	(19,838)
Payment of financing costs	(2,056)	(4,127)
Dividends paid	(8,421)	—
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(86)	—
Net forfeitures of restricted common stock	(15)	—
Repayment of stockholder loans	—	92

Net cash used in financing activities	(53,907)	(119,546)

Net increase in cash and cash equivalents	16,498	1,017

Cash and cash equivalents
Beginning balance	54,187	46,149

Ending balance	$70,685	$47,166

Supplemental disclosure of cash flow information
Interest paid	$11,341	$16,741
Income taxes paid	1,469	51
Paid-in-kind interest collected	17,522	1,564
Dividend income collected	2,103	8,344

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2010 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14)(1)	$14,990	$14,918	$14,918
		Preferred Units (10.8%, 17,100 units)(1)		22,568	38,579
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.(6)	Communications-CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	64,266
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	62,943
		Class A Common Stock (4,698,987 shares)		—	—

GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (4.3%, Due 12/16)(1)	23,720	21,234	21,385
		Subordinated Debt (14.0%, Due 12/16)(1)(7)	10,086	6,976	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,200	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—

Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,200	9,155	7,767
		Series A Preferred Units (10.0%, 86,000 units)		9,095	—
		Series B Preferred Units (10.0%, 30,000 units)		3,000	—

Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt (13.3%, Due 12/12)(1)	13,586	13,517	13,517
		Subordinated Debt A (15.3%, Due 3/13)(1)(7)	21,110	19,362	10,451
		Subordinated Debt B (17.0%, Due 3/13)(1)(7)	26,340	21,560	—
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—

MTP Holding, LLC(6)	Communications-Other	Common LLC Interest (79,171 units)		1	—

NPS Holding Group, LLC(2)(5)	Business Services	Senior Debt A1 (6.0%, Due 6/13)(1)	4,702	3,470	3,857
		Senior Debt A2 (6.0%, Due 6/13)(1)(7)	2,069	1,905	—
		Senior Debt A3 (6.0%, Due 6/13)(1)(7)	7,872	6,228	—
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Units (36,500 units)		—	—

Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	15,415	15,365	15,365
		Preferred LLC Interest (10.0%, 120,000 units)		14,138	14,138

PremierGarage Holdings, LLC(2)(6)	Home Furnishings	Senior Debt (8.0%, Due 12/10-9/11)(1)(7)	10,315	8,997	6,354
		Preferred LLC Units (400 units)		400	—
		Common LLC Units (79,935 units)		4,971	—

RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (7.0%, Due 12/10)(1)	8,500	8,496	8,496
		Subordinated Debt (15.0%, Due 12/11)(1)	10,372	10,354	10,354
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	4,646

Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	23,130	23,064	23,064
		Preferred Units (8.0%, 125,400 units)		16,171	18,544

Total Sleep Holdings, Inc.(2)(6)	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	12,782	11,779	1,188
		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—

Total Control Investments (represents 36.8% of total investments at fair value)				515,416	339,832

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2010 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.6%, Due 10/11)(1)	$5,355	$5,309	$5,309
		Subordinated Debt (16.0%, Due 4/12)(1)	5,282	5,221	5,221
		Series A Preferred Stock (20.0%, 49 shares)		297	54
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—

Cherry Hill Holdings, Inc.	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		926	1,056

Stratford School Holdings, Inc.(2)	Education	Senior Debt (7.5%, Due 12/15)(1)	15,000	14,920	14,920
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		330	8,116
		Warrants to purchase Common Stock (expire 5/15)(1)		67	2,005

Sunshine Media Delaware, LLC(2)(6)	Publishing	Common Stock (145 shares)		581	—
		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—

Velocity Technology Enterprises, Inc.(2)(6)	Business Services	Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 4.1% of total investments at fair value)				30,587	38,181

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2010 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, lnc.(2)(6)	Consumer Products	Senior Debt (10.4%, Due 6/12)(1)(7)	$27,666	$25,351	$2,774
		Subordinated Debt (17.0%, Due 9/12)(1)(7)	17,314	12,053	—
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—

Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (7.3%, Due 12/12)(1)	5,380	5,366	5,366
		Subordinated Debt (10.1%, Due 12/12)(1)	2,450	2,416	2,370
		Warrants to purchase Common Stock (expire 11/15)		—	27

Coastal Sunbelt Holding, Inc.(2)	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	21,611	21,426	21,426
		Subordinated Debt (16.0%, Due 8/15)(1)	8,770	8,701	8,701
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,240	2,233	2,233

		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	2,314
		Warrants to purchase Class B Common Stock		—	—

Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.9%, Due 06/13)(1)	7,570	7,406	6,447

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (13.1%, Due 12/13)(1)(8)	24,136	22,841	17,782

CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	587	510

Dayton Parts Holdings, LLC	Auto Parts	Preferred LLC Interest (10.0%, 16,470 units)		611	611
		Class A Common LLC Interest (8.0%, 10,980 units)		400	299

Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	3,387	3,341	3,341

Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (9.5%, Due 6/11)(1)	4,607	4,592	4,592
		Subordinated Debt (17.0%, Due 12/11)(1)	10,014	9,973	9,973

G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (7.8%, Due 5/14)(1)	17,500	17,102	16,295
		Series A Preferred Shares (14.0%, 5,000,000 shares)		7,390	7,390
		Class C Shares (621,907 shares)		529	324

Golden Knight II CLO, Ltd.(6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,297	2,150

GSDM Holdings, LLC(2)	Healthcare	Senior Debt (12.9%, Due 12/13)(1)	26,134	25,970	25,970
		Series B Preferred Units (12.5%, 4,213,333 units)		4,536	8,389

Interactive Data Corporation	Diversified Financial Services	Senior Debt (6.8%, Due 01/17)(1)	7,980	8,046	8,046

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,328	6,328
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(12)		423	24,429

Lambeau Telecom Company, LLC	Communications-CLEC	Senior Debt (12.0%, Due 2/13)	1,151	1,116	923

Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)		2,185	—

LMS INTELLIBOUND, INC.(2)	Logistics	Senior Debt (8.6%, Due 3/14–6/14)(1)	21,010	20,772	20,772
		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,871	6,871

Massage Envy, LLC	Leisure Activities	Senior Debt (11.0%, Due 12/14)(1)	10,357	10,142	10,142

Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (16.0%, Due 4/14)(1)	13,239	13,094	13,094

		Preferred Units (10.0%, 1,250,000 units)		1,541	1,668
		Class A Common Units (1,250,000 units)		—	246

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2010 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Metropolitan Telecommunications Holding Company(2)	Communications-CLEC	Senior Debt (11.3%, Due 12/11)(1)	$16,629	$16,591	$16,591
		Warrants to purchase Common Stock (expire 9/13)		1,844	13,600

Miles Media Group, LLC(2)	Business Services	Senior Debt (12.5%, Due 6/13)(1)	16,690	16,480	16,329

NDSSI Holdings, LLC(2)	Electronics	Senior Debt (14.8%, Due 9/14)(1)	30,246	30,023	30,023
		Series A Preferred Units (516,691 units)		718	718
		Series B Convertible Preferred Units (165,003 units)		142	356
		Class A Common Units (1,000,000 units)		333	21

Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (3.3%, Due 07/14)(1)	3,140	2,948	2,948

Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (7.5%, Due 04/16)(1)	4,987	5,049	5,049

Philadelphia Newspapers, LLC(6)(11)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,071	—

Provo Craft & Novelty Inc.	Leisure Activities	Senior Debt (8.0%, Due 3/16)(1)	10,000	9,749	9,825

Restaurant Technologies, Inc.	Food Services	Senior Debt (17.6%, Due 2/12)(1)	41,987	41,821	41,821
		Common Stock (47,512 shares)		352	69
		Warrants to purchase Common Stock (expire 6/14)		—	491

Rural/Metro Operating Company, LLC	Healthcare	Senior Debt (7.0%, Due 12/14)(1)	2,628	2,655	2,655

Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (14.0%, Due 8/11)(1)	27,031	26,212	26,210

Savvis Communications Corporation	Business Services	Senior Debt (6.8%, Due 08/16)(1)	10,000	10,056	10,056

SC Academy Holdings, Inc.	Education	Subordinated Debt (12.0%, Due 07/16)(1)	13,500	13,370	13,370

Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt (14.3%, Due 1/16)(1)	10,100	10,008	10,008

ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (9.0%, Due 5/15)(1)	11,138	10,986	10,986

Sorenson Communications, Inc.	Information Services	Senior Debt (6.0%, Due 4/14)(1)	8,400	8,228	7,705

Summit Business Media Intermediate Holding Company, LLC(6)	Information Services	Subordinated Debt (11.0%, Due 7/14)(1)(7)	7,158	5,996	296

Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (7.3%, Due 10/12)(1)	20,000	19,910	19,003

The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	10

The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (16.5%, Due 11/14)(1)	14,966	14,967	14,967

The Telx Group, Inc.	Business Services	Senior Debt (8.0%, Due 6/15)(1)	13,965	13,701	13,755

Visant Corporation	Consumer Products	Senior Debt (7.0%, Due 12/16)	7,000	6,860	6,860

VOX Communications Group Holdings, LLC(2)(6)	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,658	10,427	6,156
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,383	1,414	—

VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—

Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (5.3%, Due 2/14)(1)	3,860	3,866	3,744

Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (11.6%, Due 4/12-4/13)(1)	19,733	19,523	19,717
		Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 59.1% of total investments at fair value)				574,168	546,240

Total Investments				$1,120,171	$924,253

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2010 (unaudited)

(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value(a)
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	10.0%	11/10	$16,000	$—	$(74)
	Interest Rate Swap—Pay Fixed/Receive Floating	14.0%	11/10	8,000	—	(37)
	Interest Rate Swap—Pay Fixed/Receive Floating	13.0%	08/11	12,500	—	(234)
	Interest Rate Swap—Pay Fixed/Receive Floating	9.0%	08/11	8,681	—	(163)

Total Interest Rate Swaps				$45,181	$—	$(508)

(a)	We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14)(1)	$14,436	$14,349	$14,349
		Preferred Units (10.8%, 17,100 units)(1)		20,878	26,601
		Warrants to purchase Class B Common Stock		—	—

Broadview Networks Holdings, Inc.(6)	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,139
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,695
		Class A Common Stock (4,698,987 shares)		—	—

GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt A (4.3%, Due 12/16)(1)	20,720	18,537	18,537
		Senior Debt B (4.3%, Due 12/16)(1)(7)	3,000	2,799	2,963
		Subordinated Debt (14.0%, Due 12/16)(1)(7)	9,086	6,975	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,067	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—

Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,000	8,926	8,926
		Series A Preferred Units (10.0%, 86,000 units)		9,095	1,330
		Series B Preferred Units (10.0%, 30,000 units)		3,000	159

Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt (9.3%, Due 12/12)(1)	12,533	12,441	12,441
		Subordinated Debt A (15.5%, Due 3/13)(1)	18,713	18,520	18,520
		Subordinated Debt B (17.0%, Due 3/13)(1)(8)	19,563	17,560	11,826
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—

JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.9%, Due 8/15-2/16)	28,603	28,440	28,440
		Series A Preferred Units (10.0%, 133,204 units)		18,471	11,809
		Series B Preferred Units (24,441 units)		5,000	10,000

MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		3	28

NPS Holding Group, LLC(2)(5)	Business Services	Senior Debt A1 (6.0%, Due 6/13)(1)	4,702	3,382	3,382
		Senior Debt A2 (6.0%, Due 6/13)(1)(7)	2,069	1,922	149
		Senior Debt A3 (6.0%, Due 6/13)(1)(7)	7,873	6,228	—
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Units (36,500 units)		—	—

Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,225	16,225
		Preferred LLC Interest (10.0%, 120,000 units)		13,996	12,251

PremierGarage Holdings, LLC(2)(6)	Home Furnishings	Senior Debt (8.0%, Due 12/10-9/11)(1)(7)	9,953	9,149	9,887
		Preferred LLC Units (400 units)		400	289
		Common LLC Units (79,935 units)		4,971	—

RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (7.0%, Due 12/10)(1)	8,500	8,484	8,484
		Subordinated Debt (15.0%, Due 12/11)(1)	10,140	10,111	10,111
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	69
Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	20,212	20,126	20,126
		Preferred Units (8.0%, 125,400 units)		15,272	18,977

Total Sleep Holdings, Inc.(2)(6)	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	12,037	11,780	5,271
		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—

Total Control Investments (represents 41.6% of total investments at fair value)				555,732	409,984

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.3%, Due 10/11)(1)	$5,985	$5,890	$5,627
		Subordinated Debt (16.0%, Due 4/12)(1)	5,125	5,034	4,817
		Series A Preferred Stock (20.0%, 49 shares)		297	—
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—

Cherry Hill Holdings, Inc.(6)	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	906

Stratford School Holdings, Inc.(2)	Education	Senior Debt (6.9%, Due 7/11-9/11)(1)	3,440	3,404	3,368
		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,695	6,695
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		240	6,835
		Warrants to purchase Common Stock (expire 5/15)(1)		67	1,846

Sunshine Media Delaware, LLC(2)(6)	Publishing	Common Stock (145 shares)		581	—
		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—

Velocity Technology Enterprises, Inc.(2)	Business Services	Senior Debt (7.8%, Due 12/12)(1)	12,859	12,794	12,794
		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 4.5% of total investments at fair value)				38,845	44,388

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, lnc.(2)	Consumer Products	Senior Debt (10.3%, Due 6/12)(1)(8)	$24,601	$24,155	$18,665

		Subordinated Debt (17.0%, Due 9/12)(1)(7)	15,446	12,437	—
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—

Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (7.3%, Due 12/12)(1)	6,280	6,258	6,258
		Subordinated Debt (10.1%, Due 12/12)(1)	2,488	2,442	2,358
		Warrants to purchase Common Stock (expire 11/15)		—	95

Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (12.0%, Due 3/10)(1)	2,567	2,559	2,559

B & H Education, Inc.	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,669	5,383

BLI Holdings, Inc.(2)	Drugs	Senior Debt (11.3%, Due 2/10)(1)	10,393	10,216	10,213

Coastal Sunbelt Holding, Inc.(2)	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	22,061	21,838	21,838
		Subordinated Debt (16.0%, Due 8/15)(1)	8,509	8,430	8,430

Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,190	2,180	2,178
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	525
		Warrants to purchase Class B Common Stock		—	—

Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.1%, Due 7/12-10/12)(1)(8)	9,499	9,350	8,105

Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.8%, Due 12/13)(1)	20,000	19,805	13,998

CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	597	409

Dayton Parts Holdings, LLC(6)	Auto Parts	Preferred LLC Interest (10.0%, 16,470 units)		631	615
		Class A Common LLC Interest (8.0%, 10,980 units)		400	—
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	6,015	5,958	5,958

Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (9.5%, Due 6/11)(1)	4,640	4,609	4,609
		Subordinated Debt (17.0%, Due 12/11)(1)	9,643	9,577	9,577

G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (7.8%, Due 5/14)(1)	17,500	17,021	15,778
		Series A Preferred Shares (14.0%, 5,000,000 shares)		6,667	6,667
		Class C Shares (621,907 shares)		529	370

Golden Knight II CLO, Ltd.(6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	1,836

GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	7,673	7,611	7,527
		Subordinated Debt (14.0%, Due 8/13)(1)	7,968	7,935	7,935
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	2,774

Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,667	21

Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,019	6,019
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(12)		422	20,478

Lambeau Telecom Company, LLC	Communications-CLEC	Senior Debt (12.0%, Due 2/13)(8)	1,380	1,353	1,059

Legacy Cabinets, Inc.(6)	Home Furnishings	Subordinated Debt (12.5%, Due 8/13)(1)(7)	2,328	2,184	—

LMS INTELLIBOUND, INC.(2)	Logistics	Senior Debt (8.6%, Due 3/14–6/14)(1)	25,193	24,848	24,848
		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,846	6,846

Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (16.0%, Due 4/14)(1)	12,894	12,753	12,753
		Preferred Units (10.0%, 1,250,000 units)		1,432	1,432
		Class A Common Units (1,250,000 units)		—	—

MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	32,307	32,186	32,186
		Class A LLC Interest (4,712,042 units)		3,000	9,177

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

(10)

On April 29, 2008, Home Interiors & Gifts, Inc., or HIG, filed for Chapter 11 bankruptcy protection. In September 2010, we received a $200,000 distribution of the remaining proceeds resulting from the several sales collectively of substantially all of the assets of HIG and settlement of certain issues amongst the various classes of interest holders in HIG.

(11)

On February 22, 2009, Philadelphia Newspapers, LLC filed for Chapter 11 bankruptcy protection. On or about October 8, 2010, substantially all of the assets of Philadelphia Media Holdings, LLC and affiliates, including the operating subsidiaries of Philadelphia Newspapers, LLC, were sold to Philadelphia Media Network, Inc., or PMN, in a transaction approved by the bankruptcy court, and in connection therewith, we will be issued shares of common stock of PMN.

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

BASIS OF PRESENTATION AND USE OF ESTIMATES

These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date of September 30, 2010 through the date these financial statements were issued.

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

CERTAIN RISKS AND UNCERTAINTIES

From late 2007 through mid-2009, the United States economy was in a recession. While there have been modest improvements in certain economic indicators since mid-2009, the economy has not yet recovered to pre-recession levels. These economic conditions continue to constrain the availability of debt and equity capital. Generally, the limited amount of available debt financing in the capital markets has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available in the past. In addition, during the quarter ended September 30, 2010, the price of our common stock continued to trade below our net asset value, thereby making it undesirable to issue additional shares of our common stock. To address the diminished availability of debt and equity capital in 2008 and 2009, we undertook a number of initiatives aimed at securing our borrowing facilities and improving our liquidity, including the monetization of certain investments, the suspension of both origination activity and dividend distributions and the reduction of general and administrative costs. We have concluded that the implementation of these initiatives, combined with modest improvements in the economy, have improved our financial and liquidity metrics sufficiently to allow us to originate investments and make dividend distributions. Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements during the remainder of 2010, as well as liquidity for new origination opportunities and dividend distributions.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued Accounting Standard Update No. 2010-06—Improving Disclosures about Fair Value Measurements, or ASU 2010-06. The January 2010 update amends Accounting Standards Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820, to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 was effective for interim and annual reporting periods that began after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted this standard beginning with our financial statements ended March 31, 2010. Our adoption of this standard did not affect our financial position or results of operations.

NOTE 2—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments
Senior secured debt	$477,886	42.7%	$406,182	35.2%
Subordinated debt
Secured	260,528	23.2	323,575	28.0
Unsecured	20,058	1.8	38,436	3.3

Total debt investments	758,472	67.7	768,193	66.5

Equity investments
Preferred equity	343,602	30.7	365,418	31.6
Common/common equivalents equity	18,097	1.6	21,313	1.9

Total equity investments	361,699	32.3	386,731	33.5

Total investments	$1,120,171	100.0%	$1,154,924	100.0%

The following table summarizes the composition of our investment portfolio at fair value:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$437,709	47.4%	$379,457	38.5%
Subordinated debt
Secured	187,918	20.3	275,398	27.9
Unsecured	12,241	1.3	30,618	3.1

Total debt investments	637,868	69.0	685,473	69.5

Equity investments
Preferred equity	244,864	26.5	257,984	26.2
Common/common equivalents equity	41,521	4.5	42,889	4.3

Total equity investments	286,385	31.0	300,873	30.5

Total investments	$924,253	100.0%	$986,346	100.0%

Our debt instruments bear contractual interest rates ranging from 3.0% to 17.6%, a portion of which may be deferred. As of September 30, 2010, approximately 69.3% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 30.7% of the fair value of our loan portfolio was at fixed rates. As of September 30, 2010, approximately 47.7% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 3.5% on the LIBOR base index and prime floors between 3.0% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and generally will cease recognizing interest income on that loan until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost.

The following table summarizes the cost of loans more than 90 days past due and loans on non-accrual status:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$15,498	2.04%	$22,377	2.91%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$15,498	2.04%	$22,377	2.91%

Loans on non-accrual status
0 to 90 days past due	$123,539	16.29%	$60,629	7.89%
Greater than 90 days past due	15,498	2.04	22,377	2.91

Total loans on non-accrual status	$139,037	18.33%	$83,006	10.80%

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$6,156	0.97%	$6,049	0.88%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$6,156	0.97%	$6,049	0.88%

Loans on non-accrual status
0 to 90 days past due	$21,573	3.38%	$19,575	2.86%
Greater than 90 days past due	6,156	0.97	6,049	0.88

Total loans on non-accrual status	$27,729	4.35%	$25,624	3.74%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2009 through September 30, 2010:

	Nine months ended September 30, 2010
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2009	$83,006	$25,624

Additional loans on non-accrual status—by industry
Consumer products	24,640	13,257
Plastic products	36,922	4,225

Total additional loans on non-accrual status	61,562	17,482
Loans returned to accrual status—broadcasting	(2,799)	(2,963)
Advances to companies on non-accrual status	5,000	—
Loans converted to equity	(2,184)	—
Payments received on loans on non-accrual status	(1,138)	(1,138)
Change in unrealized loss on non-accrual loans	—	(6,866)
Realized loss on non-accrual loans	(4,410)	(4,410)

Total change in non-accrual loans	56,031	2,105

Non-accrual loan balance as of September 30, 2010	$139,037	$27,729

The following table summarizes our investment portfolio by industry at cost:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$179,030	16.0%	$183,208	15.9%
Communications—other	19,911	1.8	20,872	1.8
Cable	74,771	6.7	126,059	10.9
Healthcare	112,822	10.1	136,645	11.8
Food services	72,300	6.4	70,187	6.1
Business services	84,094	7.5	74,207	6.4
Broadcasting	76,334	6.8	76,223	6.6
Sporting goods	39,235	3.5	35,398	3.1
Plastic products	103,420	9.2	97,197	8.4
Education	28,687	2.6	12,075	1.0
Leisure activities	34,456	3.1	14,186	1.2
Logistics	32,692	2.9	31,694	2.7
Technology	7,849	0.7	7,539	0.7
Electronics	31,216	2.8	42,583	3.7
Insurance	25,021	2.2	24,217	2.1
Publishing	24,486	2.2	21,450	1.8
Home furnishings	28,839	2.6	33,061	2.9
Auto parts	18,425	1.6	10,381	0.9
Entertainment	11,912	1.1	907	0.1
Information services	17,565	1.6	14,069	1.2
Diversified financial services	11,343	1.0	3,575	0.3
Consumer products	47,651	4.2	39,979	3.5
Other media	21,250	1.9	21,021	1.8
Laboratory instruments	—	—	34,073	3.0
Other(a)	16,862	1.5	24,118	2.1

Total	$1,120,171	100.0%	$1,154,924	100.0%

(a)	No individual industry within this category exceeds 1%.

The following table summarizes our investment portfolio by industry at fair value:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC	$158,323	17.1%	$170,129	17.2%
Communications—other	19,003	2.1	18,020	1.8
Cable	90,763	9.8	128,386	13.0
Healthcare	76,706	8.3	100,278	10.2
Food services	72,508	7.9	70,035	7.1
Business services	65,214	7.1	54,550	5.6
Broadcasting	53,751	5.8	52,255	5.3
Sporting goods	41,608	4.5	39,103	4.0
Plastic products	38,935	4.2	57,449	5.8
Education	38,411	4.2	24,127	2.5
Leisure activities	34,532	3.7	14,186	1.4
Logistics	32,692	3.5	31,694	3.2
Technology	31,855	3.5	27,595	2.8
Electronics	31,118	3.4	42,082	4.3
Insurance	24,009	2.6	22,815	2.3
Publishing	17,782	1.9	13,998	1.4
Home furnishings	17,448	1.9	21,050	2.1
Auto parts	17,365	1.9	8,720	0.9
Entertainment	12,042	1.3	906	0.1
Information services	11,342	1.2	6,985	0.7
Diversified financial services	10,196	1.1	1,836	0.2
Consumer products	9,634	1.0	18,665	1.9
Other media	7,767	0.8	10,415	1.1
Laboratory instruments	—	—	34,790	3.5
Other(a)	11,249	1.2	16,277	1.6

Total	$924,253	100.0%	$986,346	100.0%

(a)	No individual industry within this category exceeds 1%.

We manage our interest rate exposure and financing facility requirements on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities, and from time to time, may enter into interest rate swaps. We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets. We do not designate any of our interest rate swaps as hedges for accounting purposes. Each quarter, we settle these interest rates swaps for cash. During the nine months ended September 30, 2010 and 2009, we reported changes in the fair value of these interest rate swaps in net unrealized (depreciation) appreciation on investments on our Consolidated Statements of Operations.

As of each of September 30, 2010 and December 31, 2009, the notional amount of our interest rate swaps was $45.2 million and the fair value of these interest rate swaps included in our liabilities was $0.5 million and $1.1 million, respectively. The following table summarizes our existing interest rate swaps with SunTrust Bank, as the counterparty, for which we pay fixed interest rates and receive floating interest rates as of September 30, 2010:

(dollars in thousands)			As of September 30, 2010			Unrealized Appreciation
Date		Interest	Notional	Cost	Fair	Three months ended September 30, 2010	Nine months ended September 30, 2010
Entered	Expiring	Rate			Value
07/08	11/10	10.0%	$16,000	$—	$(74)	$115	$352
07/08	11/10	14.0%	8,000	—	(37)	58	176
03/09	08/11	13.0%	12,500	—	(234)	6	11
03/09	08/11	9.0%	8,681	—	(163)	4	7

Total			$45,181	$—	$(508)	$183	$546

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheet by ASC 820 hierarchy:

	As of September 30, 2010
(in thousands)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Consolidated Balance Sheet
ASSETS
Non-affiliate investments
Senior secured debt	$70,643	$270,096	$340,739
Subordinated secured debt	—	122,722	122,722
Unsecured subordinated debt	—	12,241	12,241
Preferred equity	2,150	28,872	31,022
Common/common equivalents	—	39,516	39,516

Total non-affiliate investments	72,793	473,447	546,240

Affiliate investments
Senior secured debt	—	20,229	20,229
Subordinated secured debt	—	5,221	5,221
Preferred equity	—	10,726	10,726
Common/common equivalents	—	2,005	2,005

Total affiliate investments	—	38,181	38,181

Control investments
Senior secured debt	—	76,741	76,741
Subordinated secured debt	—	59,975	59,975
Preferred equity	—	203,116	203,116

Total control investments	—	339,832	339,832

Total assets at fair value	$72,793	$851,460	$924,253

LIABILITIES
Interest rate swaps(a)	$(508)	$—	$(508)

Total liabilities at fair value	$(508)	$—	$(508)

(a)

Represents interest rate swaps on loans used as collateral on a securitized borrowing facility. The fair values of the interest rate swaps are included in other liabilities on our Consolidated Balance Sheets. See Note 2—Investment Portfolio for additional information about these interest rate swaps.

As of September 30, 2010, we had no investments that had quoted market prices in active markets, which we would categorize as Level 1 investments under ASC 820.

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

•

Majority-Owned Control Investments—Majority-owned control investments comprise 36.4% of our investment portfolio as of September 30, 2010. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned investments comprise 0.4% of our investment portfolio as of September 30, 2010. For our non-majority owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority owned control debt investments, we estimate fair value using the market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 63.2% of our investment portfolio as of September 30, 2010. Quoted prices are not available for 87.5% of our non-control investments as of September 30, 2010. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of September 30, 2010, these securities represented 7.9% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm or considered new investments made for 98.6% of the fair value of our investment portfolio as of September 30, 2010.

	As of September 30, 2010
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuations/reviews or recent investments
Independent valuation/review prepared(a)
Third quarter 2010	$161,605	$139,205	$300,810	25.3%	48.6%	32.6%
Second quarter 2010	75,093	8,390	83,483	11.8	2.9	9.0
First quarter 2010	115,604	72,088	187,692	18.1	25.2	20.3
Fourth quarter 2009	165,345	62,576	227,921	25.9	21.9	24.7

Total independent valuation/review	517,647	282,259	799,906	81.1	98.6	86.6
New investments made during the 12 months ended September 30, 2010	111,407	—	111,407	17.5	—	12.0

Total portfolio evaluated	629,054	282,259	911,313	98.6	98.6	98.6
Not evaluated during the 12 months ended September 30, 2010	8,814	4,126	12,940	1.4	1.4	1.4

Total investment portfolio	$637,868	$286,385	$924,253	100.0%	100.0%	100.0%

(a)

We consider independent reviews and valuations as one set of data points in the determination of individual portfolio companies. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or represented a new investment made within the last twelve months. Independent valuations/reviews prepared more than one time during the twelve months ended September 30, 2010 have that investment’s fair value reflected in the most recent quarter for which an independent valuation/review was prepared.

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

Changes in Level 3 Fair Value Measurements

We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the quarter ended and nine months ended September 30, 2010, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three-month period from June 30, 2010 through September 30, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value June 30, 2010
Senior secured debt	$295,129	$8,920	$80,810	$384,859
Subordinated secured debt	158,615	11,857	66,754	237,226
Unsecured subordinated debt	12,161	—	28,687	40,848
Preferred equity	24,646	10,106	212,243	246,995
Common/common equivalents equity	49,131	2,004	—	51,135

Total fair value June 30, 2010	539,682	32,887	388,494	961,063

Realized/unrealized gain (loss)
Senior secured debt	(9,783)	—	(4,615)	(14,398)
Subordinated secured debt	831	—	(10,424)	(9,593)
Preferred equity	5,742	573	4,237	10,552
Common/common equivalents equity	2,916	1	—	2,917

Total realized/unrealized gain (loss)	(294)	574	(10,802)	(10,522)

Issuances
Senior secured debt	5,460	11,779	546	17,785
Subordinated secured debt	14,429	106	3,645	18,180
Unsecured subordinated debt	80	—	2,931	3,011
Preferred equity	600	47	915	1,562

Total issuances	20,569	11,932	8,037	40,538

Settlements
Senior secured debt	(20,710)	(470)	—	(21,180)
Subordinated secured debt	(51,153)	(6,742)	—	(57,895)
Preferred equity	(362)	—	(785)	(1,147)

Total settlements	(72,225)	(7,212)	(785)	(80,222)

Sales
Unsecured subordinated debt	—	—	(31,618)	(31,618)
Preferred equity	(1,754)	—	(13,494)	(15,248)
Common/common equivalents equity	(12,531)	—	—	(12,531)

Total sales	(14,285)	—	(45,112)	(59,397)

Fair value as of September 30, 2010
Senior secured debt	270,096	20,229	76,741	367,066
Subordinated secured debt	122,722	5,221	59,975	187,918
Unsecured subordinated debt	12,241	—	—	12,241
Preferred equity	28,872	10,726	203,116	242,714
Common/common equivalents equity	39,516	2,005	—	41,521

Total fair value as of September 30, 2010	$473,447	$38,181	$339,832	$851,460

We did not purchase any Level 3 investments during the three months ended September 30, 2010.

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments during the three months ended September 30, 2010.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(6,316)	$—	$(4,615)	$(10,931)
Subordinated secured debt	831	—	(10,424)	(9,593)
Preferred equity	4,383	573	8,148	13,104
Common/common equivalents equity	(6,615)	1	—	(6,614)

Total change in unrealized (depreciation) appreciation on Level 3 investments	$(7,717)	$574	$(6,891)	$(14,034)

The following table provides a reconciliation of fair value changes during the nine-month period from December 31, 2009 through September 30, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2009
Senior secured debt	$273,319	$21,789	$80,995	$376,103
Subordinated secured debt	183,684	11,511	80,202	275,397
Unsecured subordinated debt	2,179	—	28,439	30,618
Preferred equity	26,587	9,242	220,320	256,149
Common/common equivalents equity	40,885	1,846	28	42,759

Total fair value December 31, 2009	526,654	44,388	409,984	981,026

Realized/unrealized (loss)
Senior secured debt	(13,674)	297	(4,527)	(17,904)
Subordinated secured debt	1,986	218	(28,821)	(26,617)
Unsecured subordinated debt	2	—	—	2
Preferred equity	8,215	1,377	(2,408)	7,184
Common/common equivalents equity	11,161	159	27	11,347

Total realized/unrealized loss	7,690	2,051	(35,729)	(25,988)

Issuances
Senior secured debt	58,795	11,892	1,455	72,142
Subordinated secured debt	19,863	369	8,626	28,858
Unsecured subordinated debt	10,060	—	3,179	13,239
Preferred equity	1,687	107	2,733	4,527
Common/common equivalents equity	1	—	—	1

Total issuances	90,406	12,368	15,993	118,767

Settlements
Senior secured debt	(48,294)	(13,749)	(1,182)	(63,225)
Subordinated secured debt	(82,811)	(6,877)	(32)	(89,720)
Preferred equity	(465)	—	(905)	(1,370)

Total settlements	(131,570)	(20,626)	(2,119)	(154,315)

Sales
Senior secured debt	(50)	—	—	(50)
Unsecured subordinated debt	—	—	(31,618)	(31,618)
Preferred equity	(7,152)	—	(16,624)	(23,776)
Common/common equivalents equity	(12,531)	—	(55)	(12,586)

Total sales	(19,733)	—	(48,297)	(68,030)

Fair value as of September 30, 2010
Senior secured debt	270,096	20,229	76,741	367,066
Subordinated secured debt	122,722	5,221	59,975	187,918
Unsecured subordinated debt	12,241	—	—	12,241
Preferred equity	28,872	10,726	203,116	242,714
Common/common equivalents equity	39,516	2,005	—	41,521

Total fair value as of September 30, 2010	$473,447	$38,181	$339,832	$851,460

We did not purchase any Level 3 investments during the nine months ended September 30, 2010.

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments during the nine months ended September 30, 2010.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(9,264)	$297	$(4,527)	$(13,494)
Subordinated secured debt	1,986	218	(28,821)	(26,617)
Unsecured subordinated debt	2	—	—	2
Preferred equity	3,191	1,377	3,534	8,102
Common/common equivalents equity	1,916	159	(26)	2,049

Total change in unrealized (depreciation) appreciation on Level 3 investments	$(2,169)	$2,051	$(29,840)	$(29,958)

The following table provides a reconciliation of fair value changes during the three-month period from June 30, 2009 through September 30, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value June 30, 2009
Senior secured debt	$294,718	$23,519	$107,152	$425,389
Subordinated secured debt	188,989	11,363	83,119	283,471
Unsecured subordinated debt	2,145	—	25,816	27,961
Preferred equity	23,769	14,468	232,519	270,756
Common/common equivalents equity	44,415	3,519	2,584	50,518

Total fair value June 30, 2009	554,036	52,869	451,190	1,058,095

Realized/unrealized (loss)
Senior secured debt	(240)	46	(2,664)	(2,858)
Subordinated secured debt	3,844	(4)	3,010	6,850
Unsecured subordinated debt	(2)	—	(1,000)	(1,002)
Preferred equity	(1,703)	(1,044)	(2,740)	(5,487)
Common/common equivalents equity	(1,950)	(399)	(1)	(2,350)

Total realized/unrealized loss	(51)	(1,401)	(3,395)	(4,847)

Issuances
Senior secured debt	4,102	48	162	4,312
Subordinated secured debt	1,214	133	1,604	2,951
Unsecured subordinated debt	18	—	3,499	3,517
Preferred equity	441	31	816	1,288

Total issuances	5,775	212	6,081	12,068

Settlements
Senior secured debt	(10,980)	(1,261)	(1,673)	(13,914)
Subordinated secured debt	(734)	(69)	(17)	(820)
Preferred equity	(37)	—	(3,137)	(3,174)
Common/common equivalents equity	(2)	—	—	(2)

Total settlements	(11,753)	(1,330)	(4,827)	(17,910)

Sales
Subordinated secured debt	(308)	—	—	(308)
Preferred equity	—	—	(12,066)	(12,066)
Common/common equivalents equity	—	—	(2,555)	(2,555)

Total sales	(308)	—	(14,621)	(14,929)

Transfers into (out of) Level 3
Senior secured debt	21,428	—	(21,428)	—
Subordinated secured debt	8,253	—	(8,253)	—

Total transfers into (out of) Level 3	29,681	—	(29,681)	—

Fair value as of September 30, 2009
Senior secured debt	309,028	22,352	81,549	412,929
Subordinated secured debt	201,258	11,423	79,463	292,144
Unsecured subordinated debt	2,161	—	28,315	30,476
Preferred equity	22,470	13,455	215,392	251,317
Common/common equivalents equity	42,463	3,120	28	45,611

Total fair value as of September 30, 2009	$577,380	$50,350	$404,747	$1,032,477

We did not purchase any Level 3 investments during the three months ended September 30, 2009.

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments during the three months ended September 30, 2009.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(240)	$46	$(2,664)	$(2,858)
Subordinated secured debt	6,593	(4)	4,584	11,173
Unsecured subordinated debt	(2)	—	(1,000)	(1,002)
Preferred equity	(1,703)	(1,044)	(2,461)	(5,208)
Common/common equivalents equity	(1,950)	(399)	(110)	(2,459)

Total change in unrealized (depreciation) appreciation on Level 3 investments	$2,698	$(1,401)	$(1,651)	$(354)

The following table provides a reconciliation of fair value changes during the nine-month period from December 31, 2008 through September 30, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2008
Senior secured debt	$289,982	$25,467	$108,451	$423,900
Subordinated secured debt	210,902	11,109	128,281	350,292
Unsecured subordinated debt	2,504	—	25,577	28,081
Preferred equity	26,128	15,220	297,793	339,141
Common/common equivalents equity	48,279	3,903	2,584	54,766

Total fair value December 31, 2008	577,795	55,699	562,686	1,196,180

Realized/unrealized (loss)
Senior secured debt	(6,096)	(32)	(4,504)	(10,632)
Subordinated secured debt	(5,151)	153	(30,813)	(35,811)
Unsecured subordinated debt	(394)	—	(1,005)	(1,399)
Preferred equity	(2,898)	(1,855)	(20,913)	(25,666)
Common/common equivalents equity	(6,030)	(783)	(4,972)	(11,785)

Total realized/unrealized loss	(20,569)	(2,517)	(62,207)	(85,293)

Issuances
Senior secured debt	33,502	48	16,115	49,665
Subordinated secured debt	3,537	380	7,446	11,363
Unsecured subordinated debt	51	—	3,743	3,794
Preferred equity	1,554	90	8,570	10,214
Common/common equivalents equity	216	—	4,971	5,187

Total issuances	38,860	518	40,845	80,223

Settlements
Senior secured debt	(41,015)	(3,131)	(3,862)	(48,008)
Subordinated secured debt	(22,970)	(219)	(316)	(23,505)
Preferred equity	(1,064)	—	(12,463)	(13,527)
Common/common equivalents equity	(2)	—	—	(2)

Total settlements	(65,051)	(3,350)	(16,641)	(85,042)

Sales
Senior secured debt	—	—	(2,000)	(2,000)
Subordinated secured debt	(10,480)	—	—	(10,480)
Preferred equity	(1,250)	—	(57,595)	(58,845)
Common/common equivalents equity	—	—	(2,555)	(2,555)

Total sales	(11,730)	—	(62,150)	(73,880)

Transfers into (out of) Level 3
Senior secured debt	32,655	—	(32,651)	4
Subordinated secured debt	25,420	—	(25,135)	285

Total transfers into (out of) Level 3	58,075	—	(57,786)	289

Fair value as of September 30, 2009
Senior secured debt	309,028	22,352	81,549	412,929
Subordinated secured debt	201,258	11,423	79,463	292,144
Unsecured subordinated debt	2,161	—	28,315	30,476
Preferred equity	22,470	13,455	215,392	251,317
Common/common equivalents equity	42,463	3,120	28	45,611

Total fair value as of September 30, 2009	$577,380	$50,350	$404,747	$1,032,477

We did not purchase any Level 3 investments during the nine months ended September 30, 2009.

The following table summarizes the unrealized (depreciation) appreciation on our Level 3 investments during the nine months ended September 30, 2009.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$(6,096)	$(32)	$(4,787)	$(10,915)
Subordinated secured debt	(2,402)	153	(29,248)	(31,497)
Unsecured subordinated debt	(394)	—	(1,005)	(1,399)
Preferred equity	(2,898)	(1,855)	(2,763)	(7,516)
Common/common equivalents equity	(6,030)	(783)	(2,081)	(8,894)

Total change in unrealized depreciation on Level 3 investments	$(17,820)	$(2,517)	$(39,884)	$(60,221)

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK

As of September 30, 2010, approximately 19.2% of the fair value of our investment portfolio was composed of investments in the communications industry. The 19.2% included 17.1% invested in CLECs and 2.1% invested in other communications companies, including an incumbent local exchange carrier and a telecommunications tower company. As of December 31, 2009, approximately 19.0% of the fair value of our investment portfolio was composed of investments in the communications industry, including 17.2% invested in CLECs and 1.8% invested in other communications companies. For the nine months ended September 30, 2010 and 2009, our portfolio companies in the communications industry contributed $2.8 million, or 4.2%, and $3.4 million, or 4.4%, respectively, of our total revenues.

Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment. As of September 30, 2010 and December 31, 2009, the fair value of our investment in Broadview represented $127.2 million and $138.8 million, or 13.8% and 14.1%, respectively, of the fair value of our investment portfolio. We did not accrete any dividends with respect to our investment in Broadview during the nine months ended September 30, 2010 or 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for our portion of this investment.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the nine months ended
	September 30, 2010		December 31, 2009		September 30, 2010		September 30, 2009
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Communications	$177,326	19.2%	$188,149	19.0%	$2,781	4.2%	$3,378	4.4%
Cable	90,763	9.8	128,386	13.0	8,028	12.1	8,296	10.9
Healthcare	76,706	8.3	100,278	10.2	8,586	13.0	8,909	11.7
Food services	72,508	7.9	70,035	7.1	8,112	12.3	8,884	11.7

NOTE 5—BORROWINGS

As of September 30, 2010, we reported $508.9 million of borrowings on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of September 30, 2010 was approximately $440.8 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the facility amounts and amounts outstanding and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		September 30, 2010		December 31, 2009
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$17,434	$17,434	$34,307	$34,307
Series 2007-A	October 2012	8,717	8,717	17,154	17,154

Commercial Loan Funding Trust
Variable Funding Note	August 2012(a)	150,000	115,768	170,694	158,907

Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	32,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	29,880

SBIC (Maximum borrowing potential)(d)	(e)	130,000	55,100	130,000	27,600

Total borrowings		$698,651	$508,899	$744,655	$557,848

(a)	Renewable each February at the lender’s discretion. The lender provided this renewal in February 2010. In conjunction with this renewal, the legal final maturity date became August 2012.
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

(d)

As of September 30, 2010, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $28.6 million as of September 30, 2010. Based on our funded capital as of September 30, 2010, Solutions Capital I, L.P., subject to the SBA’s approval, may borrow up to an additional $23.8 million to originate investments. To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $36.4 million. In February 2009, the American Recovery and Reinvestment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million.

(e)

Currently, we may originate new borrowings through September 2012 at which time we can apply for a new commitment. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

Each of our credit facilities has certain collateral requirements and/or financial covenants. The net worth covenant of our Commercial Loan Funding Trust, or SunTrust Warehouse, requires that we maintain a consolidated tangible net worth of not less than $500.0 million, plus 50% of any equity raised after February 26, 2009. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of September 30, 2010, our ratio of total assets to total borrowings and other senior securities was 233%.

We fund all of our current debt facilities, except our Series 2005-A and Series 2007-A unsecured notes, through our bankruptcy remote, special-purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. We continue to service the portfolio investments that we use as collateral in our secured borrowing facilities.

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

	September 30, 2010
(in thousands)	Debt with Recourse	Debt without Recourse	Total
2010(a)	$—	$14,441	$14,441
2011	17,434	—	17,434
2012	8,717	101,327	110,044
2013	—	—	—
2014	—	—	—
Thereafter(b)	55,100	311,880	366,980

Total	$81,251	$427,648	$508,899

(a)	The amounts payable in 2010 reflect the paydowns we were required to make in connection with monetizations that occurred through September 30, 2010.
(b)	Recourse on Solutions Capital I, L.P.’s outstanding debt is limited to MCG’s commitment of $65.0 million. As of September 30, 2010, we had $55.1 million of debt outstanding.

The following table summarizes our aggregate outstanding borrowings as of September 30, 2010 and December 31, 2009, by interest rate benchmark:

(in thousands)	September 30, 2010	December 31, 2009
Interest rate benchmark
LIBOR	$311,880	$319,880
Commercial paper rate	115,768	158,907
Fixed rate	81,251	79,061

Total borrowings	$508,899	$557,848

As of September 30, 2010, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. The following sections provide additional detail about each of our borrowing facilities.

PRIVATE PLACEMENT NOTES

In October 2005, we issued $50.0 million of Series 2005-A unsecured notes, at a fixed-interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of Series 2007-A unsecured notes at a fixed-interest rate of 6.71% per annum. Both of these tranches, or the Private Placement Notes, were issued as five-year notes that require semi-annual interest payments. As of September 30, 2010, the outstanding balances under the Series 2005-A and Series 2007-A Private Placement Notes were $17.4 million and $8.7 million, respectively.

In February 2009, the Private Placement Notes were amended. In connection with these amendments, we and the holders of the Private Placement Notes agreed to a number of modifications to the terms of the notes, including certain financial covenants. The minimum asset coverage ratio that we are required to maintain was reduced from 200% to 180% effective as of December 31, 2008. The minimum consolidated stockholders’ equity requirement was reduced from $642.9 million prior to December 31, 2008 to $500.0 million effective as of and after December 31, 2008. The cross-default provisions were modified so that defaults of indebtedness by certain direct and indirect subsidiaries, including Solutions Capital I, L.P. and the special purpose subsidiaries relating to our Commercial Loan Trust 2006-1, or the 2006-1 Trust, and to our warehouse financing facility, or the SunTrust Warehouse, would not constitute defaults under the Private Placement Notes, as long as we (the parent company) or any other subsidiary that is not a non-recourse financing subsidiary generally are not liable for the repayment of such indebtedness. In February 2009, the interest rate for the Series 2005-A unsecured notes, increased from 6.73% to 8.98% and the interest rate for the Series 2007-A unsecured notes, increased from 6.71% to 8.96%. We paid to the holders of the Private Placement Notes an amendment fee of $375,000 or 0.50% in connection with the February 2009 amendments.

In October 2009, the Private Placement Notes were further amended, in part, to extend the maturity date of the Series 2005-A unsecured notes to October 2011 and to increase the interest rate thereunder to 9.98%.

The amendments also require us to offer to repurchase the Private Placement Notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased. In addition, we agreed to limit the amount of debt from the 2006-1 Trust and our common stock that we may repurchase. For every $5.0 million of Private Placement Notes we offer to purchase after February 26, 2009, we may repurchase $2.5 million of debt from the 2006-1 Trust. Once we have offered to purchase $35.0 million of Private Placement Notes, we may also repurchase $1.0 million of shares of our common stock for every $5.0 million increment of Private Placement Notes offered to be repurchased after February 26, 2009, provided that the amount of permitted debt repurchases under the 2006-1 Trust shall be reduced by the amount of any of our common stock repurchases made. Since the execution of this amendment in February 2009, we have repurchased a total of $48.8 million of Private Placement Notes as of September 30, 2010.

Prior to the May 2009 repayment of our revolving line of credit, we were required to use 60% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the Private Placement Notes and the revolving line of credit on a pro rata basis, based on then-outstanding amounts. After such repayment, of our revolving line of credit, we agreed to direct 40% of such net monetization proceeds from unencumbered asset sales as, and when, such sales occur in the event of proceeds of $5.0 million or more or otherwise on a semi-annual basis to the repurchase of the Private Placement Notes, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%. This 40% requirement increased to 45% effective September 2010 when we satisfied the requirement in the SunTrust Warehouse that we apply 7.5% of the first $100.0 million of proceeds of unencumbered investment assets to pay down that facility.

The following table summarizes the reductions in the borrowing capacity from monetization proceeds:

	Series 2005-A		2007-A		Total
(in thousands)	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment	Outstanding Balances After Monetization Payment
Quarter/Year Ended
Fiscal 2009	$15,693	$34,307	$7,846	$17,154	$23,539	$51,461
March 31, 2010	1,928	32,379	965	16,189	2,893	48,568
June 30, 2010	—	32,379	—	16,189	—	48,568
September 30, 2010	14,945	17,434	7,472	8,717	22,417	26,151

Total to date	$32,566		$16,283		$48,849

COMMERCIAL LOAN FUNDING TRUST

We established, through MCG Commercial Loan Funding Trust, a $250.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The SunTrust Warehouse, which is structured to operate like a revolving credit facility, is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. We must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. We funded this facility through two separate Variable Funding Certificates, or VFCs, including a $218.75 million Class A VFC and a $31.25 million Class B VFC. In February 2009, the Class B VFC were redeemed. The facility is funded by third parties through the commercial paper market with SunTrust Bank providing a liquidity backstop, subject to SunTrust Bank’s annual liquidity commitment.

In February 2010, SunTrust Bank provided its 2010 annual renewal of this liquidity facility. In connection with the 2010 renewal, the SunTrust Warehouse was modified in a number of ways, including: the legal final maturity date was extended to August 2012, subject to contractual terms and conditions; the minimum consolidated tangible net worth covenant was reduced from $525.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009 to $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009; and the facility borrowing commitment was reduced from $190 million to $150 million. In addition, the terms of the SunTrust Warehouse limit the total outstanding balance of fixed-rate loans, which was increased through this amendment from 40% to 55%. The interest rate on the SunTrust Warehouse remains unchanged at the commercial paper rate plus 2.50%. If a new agreement or extension is not executed by February 16, 2011, the SunTrust Warehouse enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed in the facility. We paid a $1.5 million, or 1.0%, facility fee for this renewal.

Advances under the VFC may be up to 64% of eligible collateral. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the SunTrust Warehouse may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the collateral under the Commercial Loan Funding Trust as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$131,972	64.6%	$140,483	53.0%
Subordinated secured debt	50,526	24.7	102,170	38.6

Total securitized assets	182,498	89.3	242,653	91.6
Cash, securitization accounts	21,813	10.7	22,129	8.4

Total collateral	$204,311	100.0%	$264,782	100.0%

Prior to the commencement of any amortization period, we will contribute 80% of net proceeds from monetizations of collateral financed in the SunTrust Warehouse to repay the outstanding borrowings. In addition, 7.5% of the sale of the first $100.0 million of unencumbered investment assets by us is being used to pay down the SunTrust Warehouse. From February 2009 through September 30, 2010, we completed the sale of the first $100.0 million of unencumbered investment assets, which resulted in $7.5 million of repayments under this provision.

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

All the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the assets securitized under this facility as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$218,466	52.8%	$196,036	47.2%
Subordinated secured debt	101,280	24.5	132,169	31.8

Total securitized assets	319,746	77.3	328,205	79.0
Cash, securitization accounts	93,690	22.7	87,012	21.0

Total collateral	$413,436	100.0%	$415,217	100.0%

We retain all of the equity in the securitization. The securitization includes a five-year reinvestment period ending in July 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. Up to 55% of the collateral may be non-senior secured, and, in certain instances, unsecured commercial loans. The remaining 45% must be senior secured commercial loans.

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

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of September 30, 2010, the license gave Solutions Capital I, L.P. the potential to borrow up to $130.0 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $130.0 million potential borrowing for which we have been approved under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $28.6 million as of September 30, 2010. Based on our current funded capital as of September 30, 2010, Solutions Capital I, L.P. may, subject to the SBA’s approval, borrow up to an additional $23.8 million to originate new investments. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $36.4 million.

The American Recovery and Reinvestment Act of 2009, which was effective in February 2009, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies to $150.0 million, which represents a $12.9 million increase over the $137.1 million limit as of December 31, 2008. Solutions Capital I, L.P. would require the SBA’s approval and commitment in order to access this incremental borrowing capacity. To access the entire $150.0 million, we would have to fund a total of $46.4 million, in addition to the $28.6 million that we had funded through September 30, 2010. As of September 30, 2010 and December 31, 2009, we had $90.8 million and $30.8 million, respectively, of investments and we had $9.0 million and $21.2 million, respectively, of restricted cash to be used for investments in our SBIC. The American Recovery and Reinvestment Act of 2009 also increased the maximum amount of outstanding leverage available to SBIC companies with multiple licenses to $225.0 million on an aggregate basis, which represents a $50.0 million increase over the prior maximum of $175.0 million.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of September 30, 2010, the SBIC had $55.1 million outstanding summarized in the following table:

	Amount Outstanding				Treasury Rate at Pooling Date	Spread in basis points
(dollars in thousands)	September 30, 2010	December 31, 2009	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	12,000	5.34%	Fixed	2.81%	253
2009-10B	13,000	13,000	4.95%	Fixed	3.44%	151
2010-10B	27,500	—	3.93%	Fixed	2.56%	137

Total	$55,100	$27,600	4.53%		2.84%	169

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

NOTE 7—SHARE-BASED COMPENSATION

EMPLOYEE SHARE-BASED COMPENSATION

Third Amended and Restated 2006 Employee Restricted Stock Plan

From time to time, we award shares of restricted common stock to employees under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, which our stockholders initially approved in June 2006. In May 2010, our stockholders approved an amendment to the 2006 Plan increasing the number of shares we may award from 3,500,000 to 6,050,000 shares. Shares of restricted common stock awarded under the 2006 Plan may be subject to the employees’ meeting service or performance conditions specified at the time of award. The award date is the date on which the shares are awarded by the Compensation Committee of our board of directors, while the fair value of each respective stock award is based on the closing price of our common stock on the NASDAQ Global Select Market on the award date. We amortize restricted stock awards on a straight-line basis over the requisite service period and report this expense as amortization of employee restricted stock awards on our Consolidated Statements of Operations.

During the nine months ended September 30, 2010, we issued 216,250 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $2.12. All of the shares awarded under the 2006 Plan during the first nine months of 2010 were awarded under the Long-Term Incentive Plan (discussed in more detail below). During the nine months ended September 30, 2009, we did not issue any shares of restricted stock under the 2006 Plan.

During the nine months ended September 30, 2010 and 2009, we recognized $3.4 million and $5.6 million, respectively, of compensation expense related to share-based compensation awards. As of September 30, 2010, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. We record dividends paid on shares of restricted common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on shares of restricted common stock for which forfeiture provisions are not expected to lapse to compensation expense. No dividends paid during the nine months ended September 30, 2010 were recorded as compensation expense. No dividends were paid during the nine months ended September 30, 2009. As of September 30, 2010, we had $1.9 million of unrecognized compensation cost related to restricted common stock awarded to employees. We will recognize these costs over the remaining weighted-average requisite service period of 0.9 years.

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

Shares of common stock subject to restricted stock awards under the LTIP may not be issued until such time as our share price achieves the price thresholds set forth in the preceding table and the issuance of such shares is authorized by the Compensation Committee of our board of directors. As such, the participants in the LTIP are not eligible to receive dividends on the shares of common stock subject to their awards of restricted stock until a share price threshold is attained and the common stock is issued. Upon issuance, forfeiture provisions for two-thirds of the applicable stock awards will lapse immediately, while the forfeiture provisions for the remaining one-third will lapse twelve months later. We are accounting for the restricted stock awards as equity awards under ASC 718—Compensation-Stock Compensation, or ASC 718. We have estimated the fair value of these awards to be approximately $1.9 million and are amortizing this amount on a straight-line basis over the derived service period. During the nine months ended September 30, 2010, we recognized $0.5 million of compensation expense for these equity awards. During October 2009, our share price achieved the $3.00 and $4.00 price thresholds. During April 2010, our share price achieved the $5.00 price threshold. Therefore, as of September 30, 2010, a total of 648,750 shares have been issued, of which 432,500 vested immediately, 144,170 shares will vest in October 2010 and 72,080 shares will vest in April 2011.

Cash awards under the LTIP may not be issued until such time that our share price achieves the thresholds set forth in the preceding table and the payment of such awards is authorized by the Compensation Committee of our board of directors. Upon achievement of a price threshold, two-thirds of the associated cash is expected to be paid out immediately and the remaining one-third will be paid out twelve months later. We are accounting for the cash portion of the LTIP as liability awards under ASC 718. As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period. During April 2010, our share price achieved the $5.00 price threshold. Therefore, a total of $1.0 million was awarded, of which $0.7 million was paid out immediately and the remaining $0.3 million will be paid in April 2011. As of September 30, 2010, the fair value of the remaining awards was $1.9 million; however, because ASC 718 requires us to adjust the fair value of the cash awards each quarter, the expense that we ultimately recognize for these potential awards that could be issued upon the achievement of the established stock price thresholds could vary between zero and $4.2 million. During the nine months ended September 30, 2010, we recognized $1.7 million of compensation expense for these cash awards.

Non-Employee Director Share-Based Compensation

During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award from 100,000 to 150,000 shares. During the nine months ended September 30, 2010 and 2009, we awarded 7,500 and 22,500, respectively, shares of restricted common stock to non-employee directors. During each of the nine months ended September 30, 2010 and 2009, we recognized $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of September 30, 2010, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.7 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

The following table summarizes our restricted stock award activity during the nine months ended September 30, 2010:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2009(a)	1,251,230	$5.41
Awarded	223,750	2.23
Forfeiture period lapsed	(398,360)	7.35
Forfeited(a)	(60,480)	5.85

Subject to forfeiture provisions as of September 30, 2010	1,016,140	$4.08

(a)

Includes 51,700 performance shares with a weighted-average award date fair value of $5.85 per share, which had been held in trust. These shares were subsequently forfeited during the quarter ended March 31, 2010.

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

We use the asset and liability method to account for our taxable subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the nine months ended September 30, 2010 and 2009, we recorded an income tax provision of $1.9 million and an income tax benefit of $0.3 million, respectively. Approximately $1.6 million of the income tax expense accrued for the nine months ended September 30, 2010 was attributable to the sale of JetBroadband Holdings, LLC in July 2010. The remaining tax expense for the nine months ended September 30, 2010 and the income tax benefit for the nine months ended September 30, 2009 were primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

Historically, we have declared dividends that were paid the following quarter. From December 2001 through September 30, 2010, we declared distributions per share of $12.01. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

The following table summarizes the distributions that we declared for the first three quarters of 2010:

Date Declared	Record Date	Payable Date	Dividends per Share
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11

If we determined the tax attributes of these distributions as of September 30, 2010, 100% would be from ordinary income. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year, based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

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

The following table summarizes the cost of our investments, as well as the unrealized appreciation and depreciation for federal income tax purposes, as of September 30, 2010 and December 31, 2009:

(in thousands)	September 30, 2010	December 31, 2009
Cost for federal income tax purposes	$1,068,017	$1,091,650

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	68,902	62,705
Book to tax differences	89,864	88,898

Gross unrealized appreciation—tax basis	158,766	151,603

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(266,297)	(233,022)
Book to tax differences	(37,710)	(25,624)

Gross unrealized depreciation—tax basis	(304,007)	(258,646)

Net unrealized depreciation—tax basis	(145,241)	(107,043)

Less: Unrealized depreciation of fair value of other assets (GAAP)	1,477	1,739

Total investments at fair value (GAAP)	$924,253	$986,346

The following table reconciles GAAP net income (loss) to taxable net income (loss) for the nine months ended September 30, 2010 and the year ended December 31, 2009:
(in thousands)	Nine months ended September 30, 2010	Year ended December 31, 2009
Net income (loss)	$4,676	$(51,059)
Difference between book and tax losses on investments	(4,956)	48,078
Net change in unrealized depreciation on investments not taxable until realized	27,078	(97,631)
Capital losses in excess of capital gains	—	54,245
Utilization of capital loss carryforward	(875)	—
Timing difference related to deductibility of long-term incentive compensation	574	6,091
Taxable interest income on non-accrual loans	14,952	14,949
Dividend income accrued for GAAP purposes that is not yet taxable	(4,384)	(6,149)
Distributions from taxable subsidiaries	1,505	144
Federal tax provision (benefit)	1,866	(81)
Other, net	115	323

Taxable income (loss) before deductions for distributions	$40,551	$(31,090)

In December 2007, we received an examination report from the IRS. See Note 10—Contingencies and Commitments—Legal Proceedings and Tax Reviews for information regarding that report.

NOTE 9—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Numerator for basic and diluted earnings (loss) per share
Net income (loss)	$(529)	$4,183	$4,676	$(52,624)
Less: Dividends declared—common and restricted shares	(9,187)	—	(17,608)	—

Undistributed earnings	(9,716)	4,183	(12,932)	(52,624)
Percentage allocated to common shares(a)	100.0%	98.4%	98.5%	100.0%

Undistributed earnings—common shares	(9,716)	4,116	(12,738)	(52,624)
Add: Dividends declared—common shares	9,187	—	17,344	—

Numerator for common shares outstanding excluding participating shares	(529)	4,116	4,606	(52,624)
Numerator for participating unvested shares only	—	67	70	—

Numerator for basic and diluted earnings (loss) per share—total	$(529)	$4,183	$4,676	$(52,624)

Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	75,486	74,672	75,347	74,588
Participating unvested shares(b)	—	1,204	1,122	—

Basic and diluted weighted-average common shares outstanding—total	75,486	75,876	76,469	74,588

Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$(0.01)	$0.06	$0.06	$(0.71)
Including participating securities	$(0.01)	$0.06	$0.06	$(0.71)
(a) Weighted-average shares
Basic weighted-average common shares	75,486	74,672	75,347	74,588
Weighted-average restricted shares	—	1,204	1,122	—

Total(b)	75,486	75,876	76,469	74,588

Percentage allocated to common shares	100.0%	98.4%	98.5%	100.0%

(b)For the three months ended September 30, 2010 and the nine months ended September 30, 2009, we excluded 1,071 and 1,308, respectively, weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and we believe it is more likely than not that the matter will be resolved for approximately $1.0 million, including additional taxes, interest and penalties accrued through the settlement. If our appeal is not successful, we could be subject to up to $25.8 million of additional taxes, interest and penalties and we could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. We accrued the majority of this $1.0 million estimated obligation, including $0.2 million of estimated tax expense recorded in 2009 and $0.3 million of estimated tax expense recorded during 2007. In addition, during 2009 and 2008, we recorded $0.1 million and $0.2 million, respectively, of estimated interest and penalties in general and administrative expense. If, in the future, we believe our total obligation associated with this examination were to increase, we would accrue the additional estimated amounts due. The 2006, 2007, 2008 and 2009 federal tax years remain open to examination by the IRS.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of September 30, 2010 and December 31, 2009, we had $24.8 million and $36.5 million, respectively, of outstanding unused loan commitments. We estimate that the fair value of these commitments was $0.1 million and $0.2 million, respectively, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of September 30, 2010 and December 31, 2009, we had no outstanding guarantees or standby letters of credit.

LEASE OBLIGATIONS

We lease our headquarters and certain other facilities and equipment under non-cancelable operating and capital leases which expire through 2013. We have sublet certain of our facilities to third parties. Certain facility leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. As of September 30, 2010, our obligation for the remaining terms of these leases was $5.3 million, of which $2.3 million will be payable during the twelve months ending September 30, 2011. These lease obligations are partially offset by $0.4 million of sublease income due over the remaining term of the subleases, of which $0.3 million is due during the twelve months ending September 30, 2011.

NOTE 11—FINANCIAL HIGHLIGHTS

The following schedule summarizes our financial highlights for the nine months ended September 30, 2010 and 2009:

(in thousands, except per share amounts)	Nine months ended September 30,
	2010	2009
PER SHARE DATA

Net asset value at beginning of period(a)	$8.06	$8.66

Net income (loss)(b)
Net operating income before investment loss, gain on extinguishment of debt and income tax provision	0.37	0.39
Net unrealized depreciation on investments	(0.35)	(0.77)
Net realized gain (loss) on investments	0.03	(0.40)
Gain on extinguishment of debt	0.04	0.07
Income tax provision	(0.03)	—

Net income (loss)	0.06	(0.71)

Net decrease in net assets resulting from distributions	(0.23)	—

Net increase in stockholders’ equity relating to stock-based transactions(a)
Issuance of shares of restricted common stock	(0.02)	—
Net increase in stockholders’ equity from restricted stock amortization	0.05	0.08
Dilutive effect of forfeiture provisions of previously issued restricted stock	—	0.01
Net increase in stockholders’ equity from other stock transactions	—	0.02

Net increase in stockholders’ equity relating to stock-based transactions	0.03	0.11

Net asset value at end of period(a)	$7.92	$8.06

MARKET PRICE PER SHARE
Beginning of period	$4.32	$0.71
End of period	$5.84	$4.19

TOTAL RETURN(c)	37.73%	490.14%

SHARES OF COMMON STOCK OUTSTANDING(c)
Weighted-average—basic and diluted	76,469	74,588
End of period	76,542	75,970

NET ASSETS
Average (annualized)	$614,544	$623,629
End of period	606,078	611,967

RATIOS (ANNUALIZED)
Operating expenses to average net assets	8.14%	10.16%
Net operating income to average net assets	6.24%	6.17%
General and administrative expense to average net assets	1.91%	2.69%
Return on equity	1.02%	(11.28)%

(a)	Based on total number of shares outstanding.
(b)	Based on weighted-average number of shares outstanding.
(c)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].

NOTE 12—SUBSEQUENT EVENTS

On October 28, 2010, the Compensation Committee, or the Committee, of our board of directors, or the Board, after completing peer group and competitive market analyses, recommended that the Board approve, and on November 2, 2010, the Board approved, an annual incentive cash bonus plan, or the 2010 Annual Incentive Cash Bonus Plan, for the fiscal year ending December 31, 2010. The 2010 Annual Incentive Cash Bonus Plan provides for the potential payment of cash bonuses, upon the attainment of certain strategic goals established by the Board in February 2010 in connection with our budget planning process, to our executive officers and other key, non-executive employees.

Each participant in the 2010 Annual Incentive Cash Bonus Plan is assigned a potential target cash bonus amount expressed as a percentage of his or her 2010 annual base salary. The approved percentages among these participants in the 2010 Annual Incentive Cash Bonus Plan range between 30% and 70% of their 2010 annual base salaries. In addition, four executive officers will have the opportunity to earn the target bonuses specified in their respective employment agreements, or an additional 50% of their base salaries, upon the achievement of specified earnings per share and share price stretch goals. These milestones were designed to meet certain requirements set forth in these employment agreements. We do not anticipate any payment under this portion of the program.

The six strategic goals under the 2010 Annual Incentive Cash Bonus Plan are weighted between 10% and 25% and milestones within each specified strategic goal are scaled from 50% to 125%, such that achievement of the 100% level within each of the six strategic goals could result in full payment of the specified target bonus for each individual. Performance below the minimum threshold for a category may result in a zero payment for that category and performance above the maximum threshold for a category may result in a score of no more than 125% for such category.

The 2010 Incentive Cash Bonus Plan will be administered by the Committee. The Committee will make all awards under the 2010 Incentive Cash Bonus Plan on a discretionary basis. In the event that the net income per share for the fiscal year ending December 31, 2010 falls below a minimum threshold established by the Committee, bonus payouts, if any, under the 2010 Annual Incentive Cash Bonus Plan would be set by the Committee without any requirement to make any payment whatsoever, regardless of the level of achievement of any of the six strategic goals. In such event, individual participant bonus payouts may not exceed the respective target bonus amounts established for each participant for the fiscal year ending December 31, 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of September 30, 2010, and the related consolidated statements of operations, for the three- and nine- month periods ended September 30, 2010 and 2009, and the consolidated statements of changes in net assets, cash flows and financial highlights for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of MCG Capital Corporation’s management.

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

/s/ ERNST & YOUNG LLP

McLean, Virginia

November 2, 2010

Selected Financial Data

The following table summarizes key financial data for MCG Capital Corporation for the three and nine months ended September 30, 2010 and 2009. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
INCOME STATEMENT DATA
Revenue	$22,571	$23,611	$66,085	$76,155
Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit)	11,400	8,658	28,689	28,769
Net investment loss before income tax provision (benefit)	(9,800)	(4,396)	(25,130)	(86,711)
Distributable net operating income (“DNOI”)(a)	12,413	10,937	32,052	34,372
Net income (loss)	(529)	4,183	4,676	(52,624)

PER COMMON SHARE DATA
Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit) per common share—basic and diluted	$0.15	$0.11	$0.38	$0.39
DNOI per common share—basic and diluted(a)	$0.16	$0.14	$0.42	$0.46
Earnings (loss) per weighted-average common share—basic and diluted	$(0.01)	$0.06	$0.06	$(0.71)
Cash dividends declared per common share	$0.12	$—	$0.23	$—

SELECTED PERIOD-END BALANCES
Investment portfolio balances
Fair value	$924,253	$1,037,244
Cost	1,120,171	1,359,774
Total assets	1,136,665	1,194,387
Borrowings	508,899	568,507
Total stockholders’ equity	606,078	611,967
Net asset value per common share outstanding(b)	$7.92	$8.06

OTHER PERIOD-END DATA
Average size of investment
Fair value	$14,907	$15,958
Cost	18,067	20,920
Number of portfolio companies	62	65
Number of employees	66	66

RECONCILIATION OF DNOI TO NET OPERATING INCOME BEFORE INVESTMENT LOSS, GAIN (LOSS) ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION (BENEFIT)
Net operating income before investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit)	$11,400	$8,658	$28,689	$28,769
Amortization of employee restricted stock awards	1,013	2,279	3,363	5,603

DNOI(a)	$12,413	$10,937	$32,052	$34,372

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	75,486	75,876	76,469	74,588
NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD-END	76,542	75,970	76,542	75,970

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

The following table summarizes key financial data for MCG Capital Corporation for the three months ended September 30, 2010 and 2009. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended September 30,
(in thousands, except per share amounts)	2010	2009
PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$437,709	$416,302
Subordinated debt
Secured	187,918	292,144
Unsecured	12,241	30,476

Total debt investments	637,868	738,922

Equity investments
Preferred equity	244,864	252,604
Common equity/equivalents	41,521	45,718

Total equity investments	286,385	298,322

Total portfolio	$924,253	$1,037,244

Percentage of total portfolio
Debt investments
Senior secured debt	47.4%	40.1%
Subordinated debt
Secured	20.3	28.2
Unsecured	1.3	2.9

Total debt investments	69.0	71.2

Equity investments
Preferred equity	26.5	24.4
Common equity/equivalents	4.5	4.4

Total equity investments	31.0	28.8

Total portfolio	100.0%	100.0%

YIELD ON AVERAGE LOAN PORTFOLIO AT FAIR VALUE
Average 90-Day LIBOR	0.4%	0.4%
Spread to average LIBOR on average loan portfolio	12.4	11.9
Impact of fee accelerations of unearned fees on paid/restructured loans	0.2	0.1
Impact of non-accrual loans	(1.0)	(0.7)

Total yield on average loan portfolio	12.0%	11.7%

COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
Percentage of loans with fixed interest rates	30.7%	41.2%
Percentage of loans with floating interest rates	69.3%	58.8%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	4.3%	7.0%
Loans greater than 90 days past due	1.0%	1.4%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	18.3%	19.6%
Loans greater than 90 days past due	2.0%	4.7%

WEIGHTED-AVERAGE PORTFOLIO COMPANY OPERATING METRICS(a)
Annual revenue(b)(c)	$160,605	$126,860
Annual EBITDA(b)(c)	29,873	19,284
Loan to value of non-broadly syndicated portfolio companies	60.3%	63.0%
Trailing twelve-month equity EBITDA multiple(b)(d)(e)	7.6x	8.2x
Forward twelve-month equity EBITDA multiple(b)(c)(d)(e)	7.4x	7.5x
EBITDA to interest ratio(b)	2.8x	2.4x
Debt to EBITDA ratio on the debt portfolio(e)	4.8x	6.3x

(a)	Weighted based on the portfolio company’s fair value as of the respective period end.
(b)	Excludes portfolio companies with limited or no operations.
(c)	Excludes public equity portfolio companies.
(d)	Excludes portfolio companies valued on a liquidation basis.
(e)	The maximum debt to EBITDA ratio is limited to 15x.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; the cause of unrealized losses; the performance of our current and former portfolio companies; our decision to make dividend distributions during 2010 based on the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio; our recent strategic initiatives, including monetizing assets (focusing on lower yielding equity investments), building liquidity, preserving capital and reducing debt obligations; our efforts to preserve net asset value and close the gap between net asset value and stock price; the amount, timing and price (relative to fair value) of asset monetizations; our future strategic plans, including plans to redeploy our investments in lower-yielding equity investments and cash in securitization and restricted accounts into new investment opportunities and our plans to improve the returns on our debt and equity portfolio; our ability to generate operating income from new investments and to support the resumption and future growth of distributions to stockholders; the reduction in investments in equity securities to no more than 20% of the fair value of our total portfolio over the next few years; the limitation on future investing activities principally to debt investments; our level of investments in control companies beyond those that are currently in our portfolio; our underwriting process relative to macro economic conditions; our origination capacity and the deployment of capital in investments that are consistent with our investment strategy; our intentions to issue equity in the future that is accretive to our business and will contribute to our future growth; the tax treatment of dividends that could be payable in part in our common stock; our use of independent valuation firms to provide support for our internal valuation processes; the timing of, and our ability to, repurchase equity, additional debt securities and make stockholder distributions; the sufficiency of liquidity to meet 2010 operating requirements, as well as new origination opportunities and potential dividend distributions during the upcoming year; our belief that our inability to access the equity markets has impacted our debt capital market access; the outcome of our tax appeal with the Internal Revenue Service; our expectations regarding payments under our 2010 Annual Incentive Cash Bonus plan; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.

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

DESCRIPTION OF BUSINESS

We are a solutions-focused commercial finance company providing capital and advisory services to middle-market companies throughout the United States. We make debt and equity investments primarily in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization, or EBITDA, of $3 million to $25 million, which we refer to as “middle-market” companies. Generally, our portfolio companies use our capital investment to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We identify and source new portfolio companies through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner operators. We may also purchase highly rated syndicated private debt in larger companies through our on-balance sheet securitization trust. We use our Commercial Loan Trust 2006-1 borrowing facility primarily to fund these investments in syndicated private debt, while we use borrowing under our SBIC to fund unitranche, second lien and subordinated debt investments.

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

RECENT DEVELOPMENTS

From late 2007 through mid-2009, the United States economy was in a recession. While there have been modest improvements in certain economic indicators since mid-2009, the economy has not yet recovered to pre-recession levels. These economic conditions continue to constrain the availability of debt and equity capital, as well as consumer spending. Generally, the limited amount of available debt financing in the capital markets has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available prior to the recession. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity beginning in the second half of 2009 and continuing into the first nine months of 2010. However, for the remainder of 2010, there continues to be uncertainty concerning the breadth and sustainability of the economic recovery, and market conditions remain volatile.

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

During the third quarter of 2009, we developed a comprehensive strategic plan intended to further enhance stockholder value, close the gap between our share price and our net asset value, or NAV, and enable the future resumption of dividends. While we are cautious about the state of the economy, we believe that we can increase stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities. As we execute this plan over the next several years, we also plan to improve the returns on our debt and equity portfolio by improving the operating performance of our equity investments. In addition, we will continue to monetize lower-yielding equity investments (which had an annualized earnings yield of 2.0% as of September 30, 2010) and redeploy that capital and cash held in securitization and restricted accounts into debt securities with interest yields that are expected to increase our operating income and support the resumption and future growth of distributions to our stockholders. As we execute on this monetization strategy, we will continue to focus on preserving our NAV and enhancing the overall return profile on our investment capital. In addition, we expect to reduce our investment in equity securities to no more than 20% of the fair value of our total portfolio over the next few years.

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

The following is a summary of recent initiatives that we have undertaken under our 2009 strategic plan:

•

Dividend Distributions—Since April 2010, when we reinstated our dividend distributions, we have declared dividends aggregating $0.37 per common share. We have been able to increase distributions during each of these quarters as a result of improvements in our distributable net operating income. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

•

Investment Opportunities—Since reinstating our investment origination activities, we have closed on 13 new deals totaling $113.9 million through September 30, 2010. We have capacity to originate new investments without the need to access new debt and equity capital. As of September 30, 2010, we had $195.2 million available in: our cash and cash equivalents; cash, securitization; and our cash, restricted accounts, to fund new investments, estimated operating requirements and the upcoming dividend distribution, as well as to repay debt. In addition to this cash on hand as of September 30, 2010, we have the ability to borrow up to $50.0 million under our Series 2006-1 Class A-2 Notes, and subject to the United States Small Business Administration’s, or SBA’s, approval, Solutions Capital I, L.P. may also borrow up to an additional $23.8 million to originate investments based on our current funded capital.

•

Repurchases of Collateralized Loan Obligations—In April 2010, we repurchased $8.0 million of collateralized loan obligations that previously had been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1 for $4.4 million, which represents a 45% discount from par and resulted in our recognition of a $3.6 million gain on extinguishment of debt excluding the effect of $0.1 million of deferred debt costs for the quarter ended June 30, 2010. In total, since December 2008, we had repurchased a total of $30.6 million of collateralized loan obligations for approximately 34% of par.

In addition to being able to extinguish this debt for 34% of the principal amount of the associated notes, our interest expense will be reduced by $0.6 million of annual interest expense, based on the LIBOR in effect as of September 30, 2010, over the remaining life of the Commercial Loan Trust 2006-1 facility.

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

•

Monetizations—Since initiating our deleveraging initiatives in July 2008, we have completed or announced 38 investment monetizations totaling $421.0 million through September 30, 2010, of which $409.4 million have been completed at 102.2% and 100.4% of their most recently reported cost and fair value, respectively, and one was completed at 23.8% and 42.3% of its most recently reported cost and fair value, respectively. We will strive to continue monetizing assets over the course of the next several quarters with a focus on monetizing lower-yielding equity investments. The timing of future monetizations depends largely upon future market conditions. We are under no contractual or other obligation to monetize assets at specified times, levels or prices. A comprehensive list of the third quarter of 2010 monetization activity is included in the Portfolio Composition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW OF RESULTS OF OPERATIONS

During the three months ended September 30, 2010, we reported a net loss of $0.5 million, or $0.01 per diluted share, compared to a net income of $4.2 million, or $0.06 per diluted share, during the three months ended September 30, 2009.

Our net operating income during the three months ended September 30, 2010 was $11.4 million, or $0.15 per diluted share, compared to $8.7 million, or $0.11 per diluted share, during the three months ended September 30, 2009. This $2.7 million, or 31.7%, increase from the comparable period in 2009 reflects a $1.2 million, or 21.6%, decrease in interest expense, primarily resulting from a decrease in our interest rate spreads and a decrease in our average borrowing balance. In addition, compensation expense and other general and administrative expense decreased by $2.6 million, or 27.5%, primarily because of our continuing emphasis on controlling corporate overhead and the timing of the recognition of certain compensation expenses required by generally accepted accounting principles. These expense reductions were partially offset by a $1.0 million, or 4.4%, reduction in revenue, which primarily reflects a decrease in our average loan balance and the net impact of loans on non-accrual status.

During the three months ended September 30, 2010, we realized $3.5 million of gains on our investments primarily resulting from the monetization and liquidation of certain investments during the quarter. In addition, we recorded $13.3 million of unrealized depreciation during the quarter ended September 30, 2010, which primarily resulted from $11.2 million of unrealized depreciation on our investment in Active Brands International, Inc., or Active Brands, and $8.6 million of unrealized depreciation on our investment in Jet Plastica Investors, LLC, or Jet Plastica, primarily attributable to a decrease in the performance of those companies, as well as reductions in valuation multiples.

A more detailed discussion of our results of operations for the quarter ended September 30, 2010 begins on page 59. In future quarters, we expect to continue to originate new loans, monetize lower-yielding investments and control corporate overhead. We believe that these efforts will continue to improve our operating performance, including our distributable net operating income.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

As of September 30, 2010, the fair value of our investment portfolio was $924.3 million, which represents a $60.4 million, or 6.1%, decrease from the $986.3 million fair value as of December 31, 2009. The following sections describe the composition of our investment portfolio as of September 30, 2010 and describe key changes in our portfolio during the nine months ended September 30, 2010.

PORTFOLIO COMPOSITION

The following table summarizes the composition of our investment portfolio at fair value:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$437,709	47.4%	$379,457	38.5%
Subordinated debt
Secured	187,918	20.3	275,398	27.9
Unsecured	12,241	1.3	30,618	3.1

Total debt investments	637,868	69.0	685,473	69.5

Equity investments
Preferred equity	244,864	26.5	257,984	26.2
Common/common equivalents equity	41,521	4.5	42,889	4.3

Total equity investments	286,385	31.0	300,873	30.5

Total investments	$924,253	100.0%	$986,346	100.0%

Our debt instruments bear contractual interest rates ranging from 3.0% to 17.6%, a portion of which may be deferred. As of September 30, 2010, approximately 69.3% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 30.7% of the fair value of our loan portfolio was at fixed rates. As of September 30, 2010, approximately 47.7% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 3.5% on the LIBOR base index and prime floors between 3.0% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

The following table summarizes our investment portfolio by industry at fair value:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$158,323	17.1%	$170,129	17.2%
Communications—other	19,003	2.1	18,020	1.8
Cable	90,763	9.8	128,386	13.0
Healthcare	76,706	8.3	100,278	10.2
Food services	72,508	7.9	70,035	7.1
Business services	65,214	7.1	54,550	5.6
Broadcasting	53,751	5.8	52,255	5.3
Sporting goods	41,608	4.5	39,103	4.0
Plastic products	38,935	4.2	57,449	5.8
Education	38,411	4.2	24,127	2.5
Leisure activities	34,532	3.7	14,186	1.4
Logistics	32,692	3.5	31,694	3.2
Technology	31,855	3.5	27,595	2.8
Electronics	31,118	3.4	42,082	4.3
Insurance	24,009	2.6	22,815	2.3
Publishing	17,782	1.9	13,998	1.4
Home furnishings	17,448	1.9	21,050	2.1
Auto parts	17,365	1.9	8,720	0.9
Entertainment	12,042	1.3	906	0.1
Information services	11,342	1.2	6,985	0.7
Diversified financial services	10,196	1.1	1,836	0.2
Consumer products	9,634	1.0	18,665	1.9
Other media	7,767	0.8	10,415	1.1
Laboratory instruments	—	—	34,790	3.5
Other(a)	11,249	1.2	16,277	1.6

Total	$924,253	100.0%	$986,346	100.0%

(a)	No individual industry within this category exceeds 1%.

As of September 30, 2010, approximately 19.2% of the fair value of our investment portfolio was composed of investments in the communications industry. The 19.2% included 17.1% invested in Competitive Local Exchange Carriers, or CLECs, and 2.1% invested in other communications companies, including an incumbent local exchange carrier, a paging service and a telecommunications tower company. As of December 31, 2009, approximately 19.0% of the fair value of our investment portfolio was composed of investments in the communications industry, including 17.2% invested in CLECs, and 1.8% invested in other communications companies. For the nine months ended September 30, 2010 and 2009, our portfolio companies in the communications industry contributed $2.8 million, or 4.2%, and $3.4 million, or 4.4%, respectively, of our total revenues.

As of September 30, 2010, our ten largest portfolio companies represented approximately 48.9% of the total fair value of our investments. These ten companies accounted for approximately 36.6% of our total revenue during the nine months ended September 30, 2010. Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment. As of September 30, 2010 and December 31, 2009, the fair value of our investment in Broadview represented $127.2 million and $138.8 million, or 13.8% and 14.1%, respectively, of the fair value of our investment portfolio. We did not accrete any dividends with respect to our investment in Broadview during the nine months ended September 30, 2010 or 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for this investment.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the nine months ended
	September 30, 2010		December 31, 2009		September 30, 2010		September 30, 2009
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Communications	$177,326	19.2%	$188,149	19.0%	$2,781	4.2%	$3,378	4.4%
Cable	90,763	9.8	128,386	13.0	8,028	12.2	8,296	10.9
Healthcare	76,706	8.3	100,278	10.2	8,586	13.0	8,909	11.7
Food services	72,508	7.9	70,035	7.1	8,112	12.3	8,884	11.7

OVERVIEW OF CHANGES IN INVESTMENT PORTFOLIO

During the nine months ended September 30, 2010, we completed $160.2 million of originations and advances, including originations to 13 new portfolio companies and 10 originations and advances to existing portfolio companies, compared to $74.6 million of originations and advances during the nine months ended September 30, 2009. The following table summarizes our total portfolio investment activity during the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
(in thousands)	2010	2009
Beginning investment portfolio	$986,346	$1,203,148
Originations and advances	160,169	74,603
Gross payments, reductions and sales of securities	(196,965)	(155,322)
Net gain (loss)	1,988	(30,230)
Net unrealized depreciation	(23,193)	(86,970)
Reversals of unrealized (appreciation) depreciation	(4,147)	31,415
Origination fees and amortization of unearned income	55	600

Ending investment portfolio	$924,253	$1,037,244

The following table shows our originations and advances during the nine months ended September 30, 2010 and 2009 by security type:

	Nine months ended September 30,
	2010		2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$114,102	71.3%	$49,568	66.4%
Subordinated debt
Secured	28,374	17.7	11,055	14.8
Unsecured	13,165	8.2	3,766	5.1

Total debt investments	155,641	97.2	64,389	86.3

Equity investments
Preferred equity	4,527	2.8	10,214	13.7
Common/common equivalents equity	1	—	—	—

Total equity investments	4,528	2.8	10,214	13.7

Total originations and advances	$160,169	100.0%	$74,603	100.0%

The following table shows our gross payments, reductions and sales of securities during the nine months ended September 30, 2010 and 2009 by security type:

	Nine months ended September 30,
	2010		2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$63,481	32.2%	$50,589	32.6%
Subordinated debt
Secured	63,724	32.3	34,562	22.2
Unsecured	31,618	16.1	—	—

Total debt investments	158,823	80.6	85,151	54.8

Equity investments
Preferred equity	25,423	12.9	67,189	43.3
Common/common equivalents equity	12,719	6.5	2,982	1.9

Total equity investments	38,142	19.4	70,171	45.2

Total gross payments, reductions and sales of securities	$196,965	100.0%	$155,322	100.0%

During the nine months ended September 30, 2010 and 2009, our gross payments, reductions and sales of securities by transaction type included:

	Nine months ended September 30,
(in thousands)	2010	2009
Principal repayments and loan sales	$110,998	$53,411
Sale of equity investments	36,040	61,827
Scheduled principal amortization	30,302	30,176
Collection of accrued paid-in-kind interest and dividends	19,625	9,908

Total gross payments, reductions and sales of securities	$196,965	$155,322

SIGNIFICANT CHANGES IN PORTFOLIO

As shown in the following table, during the nine months ended September 30, 2010, we monetized all, or part of, ten portfolio investments with proceeds totaling $161.0 million:

	Nine months ended September 30, 2010
(in thousands)	Principal Repayments	Sale of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
JetBroadband Holdings, LLC	$23,100	$16,624	$9,423	$49,147
MCI Holdings, LLC	29,200	12,531	3,674	45,405
Quantum Medical Holdings, LLC	32,829	1,754	405	34,988
Velocity Technology Enterprises, Inc.	12,859	—	—	12,859
BLI Holdings, Inc.	10,393	—	—	10,393
B&H Education, Inc.	—	4,665	733	5,398
Amerifit Nutrition, Inc.	2,567	—	—	2,567
WebMediaBrands Inc.	—	133	—	133
MTP Holdings, LLC	—	55	—	55
ValuePage, Inc.	50	—	—	50

Total monetizations	110,998	35,762	14,235	160,995
Other scheduled payments	30,302	278	5,390	35,970

Total gross payments, reductions and sales of securities	$141,300	$36,040	$19,625	$196,965

The proceeds from these monetizations correlated closely with the most recently reported fair value of the associated investments.

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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of September 30, 2010 and December 31, 2009:

(dollars in thousands)	September 30, 2010			December 31, 2009
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$451,743	(a)	48.9%	$573,231	(a)	58.1%
2	242,579		26.3	125,222		12.7
3	195,342		21.1	271,447		27.5
4	6,796		0.7	3,394		0.4
5	27,793		3.0	13,052		1.3

Total	$924,253		100.0%	$986,346		100.0%

(a)As of September 30, 2010 and December 31, 2009, Investment Rating “1” included $116.5 million and $218.6 million, respectively, of loans to companies in which we also hold equity securities.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and generally will cease recognizing interest income on that loan until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind, or PIK, interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost.

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at cost, as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$15,498	2.04%	$22,377	2.91%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$15,498	2.04%	$22,377	2.91%

Loans on non-accrual status
0 to 90 days past due	$123,539	16.29%	$60,629	7.89%
Greater than 90 days past due	15,498	2.04	22,377	2.91

Total loans on non-accrual status	$139,037	18.33%	$83,006	10.80%

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$6,156	0.97%	$6,049	0.88%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$6,156	0.97%	$6,049	0.88%

Loans on non-accrual status
0 to 90 days past due	$21,573	3.38%	$19,575	2.86%
Greater than 90 days past due	6,156	0.97	6,049	0.88

Total loans on non-accrual status	$27,729	4.35%	$25,624	3.74%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2009 through September 30, 2010:

	Nine months ended September 30, 2010
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2009	$83,006	$25,624
Additional loans on non-accrual status—by industry
Consumer products	24,640	13,257
Plastic products	36,922	4,225

Total additional loans on non-accrual status	61,562	17,482
Loans returned to accrual status—broadcasting	(2,799)	(2,963)
Advances to companies on non-accrual status	5,000	—
Loans converted to equity	(2,184)	—
Payments received on loans on non-accrual status	(1,138)	(1,138)
Change in unrealized loss on non-accrual loans	—	(6,866)
Realized loss on non-accrual loans	(4,410)	(4,410)

Total change in non-accrual loans	56,031	2,105

Non-accrual loan balance as of September 30, 2010	$139,037	$27,729

RESULTS of Operations

The following section compares our results of operations for the three months ended September 30, 2010 to the three months ended September 30, 2009.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table summarizes the components of our net income for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,		Variance
(dollars in thousands)	2010	2009	$	Percentage
Revenue
Interest and dividend income
Interest income	$19,519	$21,050	$(1,531)	(7.3)%
Dividend income	1,561	1,289	272	21.1
Loan fees	810	719	91	12.7

Total interest and dividend income	21,890	23,058	(1,168)	(5.1)
Advisory fees and other income	681	553	128	23.1

Total revenue	22,571	23,611	(1,040)	(4.4)

Operating expenses
Interest expense	4,326	5,518	(1,192)	(21.6)
Employee compensation
Salaries and benefits	3,527	4,115	(588)	(14.3)
Amortization of employee restricted stock awards	1,013	2,279	(1,266)	(55.6)

Total employee compensation	4,540	6,394	(1,854)	(29.0)

General and administrative expense	2,305	3,041	(736)	(24.2)

Total operating expense	11,171	14,953	(3,782)	(25.3)

Net operating income before net investment loss, loss on extinguishment of debt and income tax provision (benefit)	11,400	8,658	2,742	31.7

Net investment loss before income tax provision (benefit)	(9,800)	(4,396)	(5,404)	NM

Loss on extinguishment of debt before income tax provision (benefit)	(449)	(118)	(331)	NM

Income tax provision (benefit)	1,680	(39)	1,719	NM

Net (loss) income	$(529)	$4,183	$(4,712)	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the three months ended September 30, 2010, our total revenue was $22.6 million, which represents a $1.0 million, or 4.4%, decrease from the three months ended September 30, 2009. This decline was caused by a $1.5 million, or 7.3%, decrease in interest income which was partially offset by: a $0.3 million, or 21.1%, increase in dividend income; and a $0.1 million, or 12.7%, increase in loan fees. Advisory fees and other income increased by $0.1 million, or 23.1%, reflecting our resumption of origination activities beginning in the quarter ended March 31, 2010. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended September 30, 2010 from the three months ended September 30, 2009.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended September 30, 2010, the total yield on our average debt portfolio at fair value was 12.0% compared to 11.7% during the three months ended September 30, 2009. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010	2009
Average 90-day LIBOR	0.4%	0.4%
Spread to average LIBOR on average loan portfolio	12.4	11.9
Impact of fee accelerations of unearned fees on paid/restructured loans	0.2	0.1
Impact of non-accrual loans	(1.0)	(0.7)

Total yield on average loan portfolio	12.0%	11.7%

During the three months ended September 30, 2010, interest income was $19.5 million, compared to $21.0 million during the three months ended September 30, 2009, which represented a $1.5 million, or 7.3%, decrease. This decrease reflected a $2.0 million decrease resulting from a 9.4% reduction in our average loan balance and a $1.2 million decrease resulting from the net impact of loans that were on non-accrual status during the three months ended September 30, 2010 that were accruing interest during the three months ended September 30, 2009. These decreases were partially offset by a $1.6 million increase in interest income resulting from a 38 basis point increase in our spread to LIBOR and a $0.1 million increase in interest income resulting from the impact of interest rate floors.

PIK Income

Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the loan balance. PIK may be prepaid by either contract or the portfolio company’s choice, but generally is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended September 30, 2010 and 2009, at cost:

	Three months ended September 30,
(in thousands)	2010	2009
Beginning PIK loan balance	$35,862	$34,383
PIK interest earned during the period	3,021	3,675
Interest receivable converted to PIK	3,083	2,420
Payments received from PIK loans	(12,704)	(378)
PIK converted to other securities	—	(2,129)
Realized loss	—	(81)

Ending PIK loan balance	$29,262	$37,890

As of September 30, 2010 and 2009, we were not accruing interest on $7.9 million and $11.1 million, respectively, of the PIK loans, at cost, shown in the preceding table.

On July 30, 2010, JetBroadband Holdings, LLC, or JetBroadband, sold substantially all of its assets to Shentel Cable Company, a wholly owned subsidiary of Shenandoah Telecommunications Company. Our cash proceeds in connection with the exit of this investment included $8.5 million of payments received from PIK loans. In addition, during the quarter ended September 30, 2010, we received a $3.7 million cash repayment of PIK related to the payoff of subordinated debt from MCI Holdings LLC.

DIVIDEND INCOME

We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. The following table summarizes our dividend activity, at cost, for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
(in thousands)	2010	2009
Beginning accrued dividend balance	$90,386	$89,520
Dividend income earned during the period	1,561	1,289
Dividend collections	(1,147)	(3,175)
Realized loss	(936)	—

Ending accrued dividend balance	$89,864	$87,634

During the three months ended September 30, 2010, our dividend income was $1.6 million, which represented a $0.3 million, or 21.1%, increase from the three months ended September 30, 2009. Dividend income increased $0.5 million because the fair value of four existing portfolio companies improved sufficiently to support the accretion of dividends. We reduced accruing dividends on one investment because the fair value of the investment did not allow accruing the full dividend, which decreased dividend income by $0.3 million.

LOAN FEES

Loan fees include origination fees on loans that we defer and amortize into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary. During the three months ended September 30, 2010, our loan fees increased $0.1 million, or 12.7%, compared to the same period in 2009.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended September 30, 2010, we earned $0.7 million of advisory fees and other income, which represents a $0.1 million, or 23.1%, increase from the three months ended September 30, 2009. This increase was due to higher prepayment fees, higher bank interest and additional advisory fees earned from new investments during the three months ended September 30, 2010 than the same quarter in the prior year.

TOTAL OPERATING EXPENSE

Total operating expense includes interest, employee compensation and general and administrative expenses. During the three months ended September 30, 2010, we incurred $11.2 million of operating expense, representing a $3.8 million, or 25.3%, decrease from the same quarter in the prior year. This decrease was composed of a $1.9 million decrease in employee compensation expense, a $1.2 million decrease in interest expense and a $0.7 million decrease in general and administrative expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During the three months ended September 30, 2010, we incurred $4.3 million of interest expense, which represented a $1.2 million, or 21.6%, decrease from the same period in 2009. A narrowing of the interest rate spread from 2.8% during the three months ended September 30, 2009 to 2.3% during the three months ended

September 30, 2010 caused interest expense to decrease by $0.7 million. In addition, this decrease reflects a $0.3 million decrease resulting from lower average borrowing balances and a $0.2 million decrease in our amortization of debt issuance costs.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards.

During the three months ended September 30, 2010, our employee compensation expense was $4.5 million, which represented a $1.9 million, or 29.0%, decrease from the same period in 2009. Our salaries and benefits decreased by $0.6 million, or 14.3%, due to a $0.6 million decrease in incentive compensation.

During the three months ended September 30, 2010, we recognized $1.0 million of compensation expense related to restricted stock awards, compared to $2.3 million for the three months ended September 30, 2009, which represented a $1.3 million, or 55.6%, decrease. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in amortization of employee restricted stock, partially offset by the amortization of restricted stock awarded in 2009 under our Long-Term Incentive Plan, or LTIP. Issuance of restricted stock under the LTIP is contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the Compensation Committee of our board of directors.

GENERAL AND ADMINISTRATIVE

During the three months ended September 30, 2010, general and administrative expense was $2.3 million, which represented a $0.7 million, or 24.2%, decrease compared to the same period in 2009. This decrease was primarily attributable to a $0.3 million decrease in insurance costs, as well as a $0.2 million decrease in professional fees.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, LOSS ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION (BENEFIT)

Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit) for the three months ended September 30, 2010 totaled $11.4 million, compared with $8.7 million for the three months ended September 30, 2009. This increase was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

Distributable net operating income, or DNOI, is net operating income before net investment loss, loss on extinguishment of debt and income tax provision (benefit), as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company, but does not require settlement in cash. DNOI does include PIK interest and dividend income, which generally are not payable in cash on a regular basis, but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

During the three months ended September 30, 2010, DNOI was $12.4 million, or $0.16 per share compared to $10.9 million, or $0.14 per share for the three months ended September 30, 2009. The following table shows a reconciliation of our reported net operating income before net investment loss, loss on extinguishment of debt and income tax provision (benefit) to DNOI for the quarters ended September 30, 2010 and 2009:

	Three months ended September 30,
(in thousands, except per share data)	2010	2009
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision (benefit)	$11,400	$8,658
Amortization of employee restricted stock awards	1,013	2,279

DNOI	$12,413	$10,937

Per common share data (basic and diluted)
Weighted-average common shares outstanding	75,486	75,876
(Loss) earnings per common share	$(0.01)	$0.06
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision (benefit) per common share	$0.15	$0.11
DNOI per common share	$0.16	$0.14

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION (BENEFIT)

During the three months ended September 30, 2010, we incurred $9.8 million of net investment losses before income tax provision (benefit), compared to $4.4 million during the same period in 2009. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss.

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended September 30, 2010:

(in thousands)		Three months ended September 30, 2010
Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Active Brands International, Inc.	Consumer Products	Non-Affiliate	$—	$(11,194)	$—	$(11,194)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(8,577)	—	(8,577)
PremierGarage Holdings LLC	Home Furnishings	Control	—	(3,089)	—	(3,089)
JetBroadband Holdings, LLC	Cable	Control	(3,911)	—	1,386	(2,525)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(2,020)	—	(2,020)
Intran Media, LLC	Other Media	Control	—	(1,238)	—	(1,238)
MCI Holdings LLC	Healthcare	Non-Affiliate	9,531	—	(9,663)	(132)
RadioPharmacy Investors, LLC	Healthcare	Control	—	4,819	—	4,819
GSDM Holdings, LLC	Healthcare	Non-Affiliate	—	3,933	—	3,933
Metropolitan Telecommunications Holding Company	Communications	Non-Affiliate	—	1,645	—	1,645
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-Affiliate	—	1,521	—	1,521
Jenzabar, Inc.	Technology	Non-Affiliate	—	1,397	—	1,397
Superior Industries Investors, Inc.	Sporting goods	Control	—	1,094	—	1,094
Avenue Broadband LLC	Cable	Control	—	1,025	—	1,025
Quantum Medical Holdings, LLC	Laboratory Instruments	Non-Affiliate	1,359	—	(1,074)	285
Home Interiors & Gifts, Inc.	Home Furnishings	Non-Affiliate	(3,467)	—	3,645	178
Other (< $1 million net gain (loss))			(40)	3,078	40	3,078

Total			$3,472	$(7,606)	$(5,666)	$(9,800)

During the quarter ended September 30, 2010, we received proceeds from the sales of MCI Holdings LLC and Quantum Medical Holdings, LLC, for approximately the fair value of those investments reported as of June 30, 2010. During the quarter ended September 30, 2010, we also sold our remaining investment in

JetBroadband. As a result of this sale, we reversed $1.4 million of previously unrealized depreciation and realized a $3.9 million loss, including $2.5 million of transaction costs that we recorded at the time of sale. During the quarter ended September 30, 2010, we received a payment of $200,000, as our portion of the liquidation of Home Interiors & Gifts, Inc., which resulted in a net gain of $178,000. During the quarter ended September 30, 2010, we recorded unrealized depreciation primarily related to Active Brands, Jet Plastica and PremierGarage Holdings LLC, or PremierGarage. The decreases in the fair value of Active Brands, Jet Plastica and PremierGarage were attributable to a decrease in the performance of those companies, as well as reductions in valuation multiples. The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.

The following table summarizes our realized gain and (loss) on our investments and changes in unrealized appreciation and depreciation on our investments during the three months ended September 30, 2009:

(in thousands)		Three months ended September 30, 2009
Portfolio Company	Industry	Type	Realized (Loss)/ Gain	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
NPS Holdings Group, LLC	Business Services	Control	$(1,580)	$(2,921)	$1,574	$(2,927)
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-affiliate	—	(2,580)	—	(2,580)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(2,103)	—	(2,103)
Jenzabar, Inc.	Technology	Non-affiliate	—	(2,000)	—	(2,000)
Stratford School Holdings, Inc.	Education	Affiliate	—	(1,491)	—	(1,491)
Jet Plastica Investors, LLC	Plastic Products	Control	—	3,129	—	3,129
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	2,763	—	2,763
Intran Media, LLC	Other Media	Control	—	1,349	—	1,349
Golden Knight II CLO, Ltd	Diversified Financial Services	Non-affiliate	—	1,144	—	1,144
Flexsol Packaging Corp.	Plastic Products	Non-affiliate	(2,821)	—	2,772	(49)
Other (< $1 million net gain (loss))			79	(1,540)	(170)	(1,631)

Total			$(4,322)	$(4,250)	$4,176	$(4,396)

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

LOSS ON EXTINGUISHMENT OF DEBT

We incurred a $0.4 million premium when we repurchased $22.4 million of our private placement notes during the third quarter of 2010. We incurred a $0.1 million premium when we repurchased $5.9 million of our private placement notes during the third quarter of 2009. These premiums represent 102% of the principal amount to be purchased with monetization proceeds as required by our agreement with the holders of these unsecured notes.

INCOME TAX PROVISION (BENEFIT)

During the three months ended September 30, 2010, we incurred a $1.7 million income tax provision compared to a $0.1 million income tax benefit during the three months ended September 30, 2009. Approximately $1.6 million of the income tax expense accrued for the three months ended September 30, 2010 was attributable to the sale of JetBroadband in July 2010. The remaining tax expense for the three months ended September 30, 2010 and the income tax benefit for the three months ended September 30, 2009 were primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and we believe it is more likely than not that the matter will be resolved for approximately $1.0 million, including additional taxes, interest and penalties accrued through the settlement. If our appeal is not successful, we could be subject to up to $25.8 million of additional taxes, interest and penalties and we could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. We accrued the majority of this $1.0 million estimated obligation, including $0.2 million of estimated tax expense recorded in 2009 and $0.3 million of estimated tax expense recorded during 2007. In addition, during 2009 and 2008, we recorded $0.1 million and $0.2 million, respectively, of estimated interest and penalties in general and administrative expense. If, in the future, we believe our total obligation associated with this examination were to increase, we would accrue the additional estimated amounts due. The 2006, 2007, 2008 and 2009 federal tax years remain open to examination by the IRS.

NET (LOSS) INCOME

During the three months ended September 30, 2010, we recorded a net loss of $0.5 million, compared to net income of $4.2 million during the three months ended September 30, 2009. This change is attributable to the items discussed above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table summarizes the components of our net income (loss) for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,		Variance
(dollars in thousands)	2010	2009	$	Percentage
Revenue
Interest and dividend income
Interest income	$58,166	$67,196	$(9,030)	(13.4)%
Dividend income	4,384	4,815	(431)	(9.0)
Loan fees	2,104	2,072	32	1.5

Total interest and dividend income	64,654	74,083	(9,429)	(12.7)
Advisory fees and other income	1,431	2,072	(641)	(30.9)

Total revenue	66,085	76,155	(10,070)	(13.2)

Operating expenses
Interest expense	13,182	18,391	(5,209)	(28.3)
Employee compensation
Salaries and benefits	12,065	10,824	1,241	11.5
Amortization of employee restricted stock awards	3,363	5,603	(2,240)	(40.0)

Total employee compensation	15,428	16,427	(999)	(6.1)

General and administrative expense	8,786	12,568	(3,782)	(30.1)

Total operating expense	37,396	47,386	(9,990)	(21.1)

Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit)	28,689	28,769	(80)	(0.3)

Net investment loss before income tax provision (benefit)	(25,130)	(86,711)	61,581	71.0

Gain on extinguishment of debt before income tax provision (benefit)	2,983	5,025	(2,042)	(40.6)

Income tax provision (benefit)	1,866	(293)	2,159	NM

Net income (loss)	$4,676	$(52,624)	$57,300	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the nine months ended September 30, 2010, our total revenue was $66.1 million, which represents a $10.1 million, or 13.2%, decrease from the nine months ended September 30, 2009. This decline was composed of: a $9.0 million, or 13.4%, decrease in interest income; a $0.7 million, or 30.9%, decrease in advisory fees and other income; and a

$0.4 million, or 9.0%, decrease in dividend income. Loan fees increased slightly, reflecting our resumption of origination activities beginning in the quarter ended March 31, 2010. The following sections describe the reasons for the variances in each major component of our revenue during the nine months ended September 30, 2010 from the nine months ended September 30, 2009.

INTEREST INCOME

During the nine months ended September 30, 2010, the total yield on our average debt portfolio at fair value was 11.8% compared to 11.9% during the nine months ended September 30, 2009. The following table shows the various components of the total yield on our average debt portfolio at fair value for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
Average 90-day LIBOR	0.4%	0.8%
Spread to average LIBOR on average loan portfolio	12.2	11.9
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	0.1
Impact of non-accrual loans	(0.9)	(0.9)

Total yield on average loan portfolio	11.8%	11.9%

During the nine months ended September 30, 2010, interest income was $58.2 million, compared to $67.2 million during the nine months ended September 30, 2009, which represented a $9.0 million, or 13.4%, decrease. This decrease reflected an $8.5 million decrease resulting from a reduction in our average loan balance, a $2.8 million decrease resulting from a 47 basis point reduction in average LIBOR and a $2.2 million decrease in interest income resulting from the net impact of loans that were on non-accrual status during the first nine months of 2010 that were accruing interest during the first nine months of 2009. These decreases were partially offset by a $4.0 million increase in interest income resulting from a 44 basis point increase in our spread to LIBOR and a $0.5 million increase in interest income resulting from the impact of interest rate floors.

PIK INCOME

The following table shows the PIK-related activity for the nine months ended September 30, 2010 and 2009, at cost:

	Nine months ended September 30,
(in thousands)	2010	2009
Beginning PIK loan balance	$33,436	$26,354
PIK interest earned during the period	9,928	12,098
Interest receivable converted to PIK	3,420	3,212
Payments received from PIK loans	(17,522)	(1,564)
PIK converted to other securities	—	(2,129)
Realized loss	—	(81)

Ending PIK loan balance	$29,262	$37,890

On July 30, 2010, we received $8.5 million of principal payments of cash on PIK loans related to the closing of the previously discussed sale of JetBroadband. In addition, during the nine months ended September 30, 2010, we received a $3.7 million cash repayment of PIK related to the payoff of subordinated debt from MCI Holdings LLC, and a $3.8 million cash repayment of PIK from NDSSI Holdings, LLC.

DIVIDEND INCOME

The following table summarizes our dividend activity for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
(in thousands)	2010	2009
Beginning accrued dividend balance	$88,898	$91,770
Dividend income earned during the period	4,384	4,815
Dividend collections	(2,103)	(8,344)
Accrued dividends converted to other securities	—	(607)
Realized loss	(1,315)	—

Ending accrued dividend balance	$89,864	$87,634

During the nine months ended September 30, 2010, our dividend income was $4.4 million, which represented a $0.4 million, or 9.0%, decrease from the nine months ended September 30, 2009. Dividend income decreased $1.3 million primarily as a result of the sale of two dividend-producing investments—Coastal Sunbelt, LLC and LMS Intellibound Investors, LLC. In addition, dividend income decreased $0.7 million because we ceased accruing dividends on two investments. These decreases were partially offset by $1.6 million of additional dividend accretion that we recognized primarily because of improvements in the fair values of certain equity investments because the fair value of four existing portfolio companies improved sufficiently to support the accretion of dividends.

LOAN FEES

During the nine months ended September 30, 2010, our loan fees increased less than $0.1 million, or 1.5%, compared to the same period in 2009 reflecting the resumption of origination activities beginning during the quarter ended March 31, 2010.

ADVISORY FEES AND OTHER INCOME

During the nine months ended September 30, 2010, we earned $1.4 million of advisory fees and other income, which represents a $0.7 million, or 30.9%, decrease from the nine months ended September 30, 2009. This decrease was due primarily to lower advisory and management fees.

TOTAL OPERATING EXPENSE

During the nine months ended September 30, 2010, we incurred $37.4 million of operating expense, representing a $10.0 million, or 21.1%, decrease from the same period in the prior year. This decrease was composed of a $5.2 million decrease in interest expense, a $3.8 million decrease in general and administrative expense and a $1.0 million decrease in employee compensation expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During the nine months ended September 30, 2010, we incurred $13.2 million of interest expense, which represented a $5.2 million, or 28.3%, decrease from the same period in 2009. The previously described reduction in average LIBOR from 0.8% in the first nine months of 2009 to 0.4% in the first nine months of 2010 resulted in a $2.2 million decrease in interest expense. In addition, a decrease in average borrowing balances resulted in a $1.4 million decrease in interest expense and our amortization of debt costs decreased $1.1 million. Furthermore, a narrowing of the interest rate spread from 2.5% during the nine months ended September 30, 2009 to 2.4% during the nine months ended September 30, 2010, decreased interest expense by $0.5 million.

EMPLOYEE COMPENSATION

During the nine months ended September 30, 2010, our employee compensation expense was $15.4 million, which represented a $1.0 million, or 6.1%, decrease from the same period in 2009. Our salaries and benefits increased by $1.2 million, or 11.5%, primarily due to a $1.3 million increase in incentive compensation, reflecting the LTIP cash awards. This increase was partially offset by a $0.1 million decrease in salaries and benefits resulting primarily from a decrease in the average number of employees during the nine months ended September 30, 2010 from the comparable period in 2009.

During the nine months ended September 30, 2010, we recognized $3.4 million of compensation expense related to restricted stock awards, compared to $5.6 million for the nine months ended September 30, 2009, which represented a $2.2 million, or 40.0%, decrease.

GENERAL AND ADMINISTRATIVE

During the nine months ended September 30, 2010, general and administrative expense was $8.8 million, which represented a $3.8 million, or 30.1%, decrease compared to the same period in 2009. This decrease was attributable primarily to $1.7 million of expense associated with our settlement of matters pertaining to the contested election of directors to our board of directors at our 2009 Annual Meeting, $0.9 million of severance costs related to an executive departure incurred during the second quarter of 2009, a $0.9 million decrease in insurance costs, a $0.8 million decrease in professional fees and legal expenses and $0.4 million of other smaller cost reductions in other general and administrative categories. These decreases were partially offset by $0.9 million of fees paid in the second quarter of 2010 related to the contested election of directors to our board of directors at our 2010 Annual Meeting.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION (BENEFIT)

Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit) for the nine months ended September 30, 2010 totaled $28.7 million, compared with $28.8 million for the nine months ended September 30, 2009. This increase was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

During the nine months ended September 30, 2010, DNOI was $32.1 million, or $0.42 per share, compared to $34.4 million, or $0.46 per share, for the nine months ended September 30, 2009. The following table shows a reconciliation of our reported net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit) to DNOI for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
(in thousands, except per share data)	2010	2009
Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit)	$28,689	$28,769
Amortization of employee restricted stock awards	3,363	5,603

DNOI	$32,052	$34,372

Per common share data (basic and diluted)
Weighted-average common shares outstanding	76,469	74,588
Earnings (loss) per common share	$0.06	$(0.71)
Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit) per common share	$0.38	$0.39
DNOI per common share	$0.42	$0.46

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION (BENEFIT)

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments during the nine months ended September 30, 2010:

(in thousands)		Nine months ended September 30, 2010
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Jet Plastica Investors, LLC	Plastic Products	Control	$—	$(24,737)	$—	$(24,737)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(16,703)	—	(16,703)
Broadview Network Holdings, Inc.	Communications	Control	—	(11,625)	—	(11,625)
JetBroadband Holdings, LLC	Cable	Control	(5,943)	(1,756)	3,418	(4,281)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(4,082)	—	(4,082)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(3,670)	—	(3,670)
Intran Media, LLC	Other Media	Control	—	(2,877)	—	(2,877)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(1,332)	—	(1,332)
B&H Education, Inc.	Education	Non-affiliate	3,665	(72)	(3,642)	(49)
Avenue Broadband LLC	Cable	Control	—	10,288	—	10,288
GSDM Holdings, LLC	Healthcare	Non-affiliate	—	5,560	—	5,560
RadioPharmacy Investors, LLC	Healthcare	Control	—	4,577	—	4,577
Jenzabar, Inc.	Technology	Non-affiliate	—	3,950	—	3,950
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	—	3,610	—	3,610
MCI Holdings LLC	Healthcare	Non-affiliate	9,531	3,486	(9,663)	3,354
Coastal Holdings, LLC	Real Estate Investments	Non-Affiliate	—	1,791	—	1,791
Orbitel Holdings, LLC	Cable	Control	—	1,745	—	1,745
Stratford School Holdings, Inc.	Education	Affiliate	—	1,386	—	1,386
Sagamore Hill Broadcasting, LLC	Broadcasting	Non-affiliate	—	1,232	—	1,232
Quantum Medical Holdings, LLC	Laboratory Instruments	Non-affiliate	1,359	357	(1,074)	642
Home Interiors & Gifts, Inc.	Home Furnishings	Control	(3,467)	1	3,645	179
WebMediaBrands Inc.	Information Systems	Non-affiliate	(1,981)	—	1,984	3
Other (< $1 million net gain (loss))			(1,216)	5,900	1,225	5,909

Total			$1,948	$(22,971)	$(4,107)	$(25,130)

During the nine months ended September 30, 2010, we sold our investments in WebMediaBrands Inc., B&H Education Inc., MCI Holdings LLC and Quantum Medical Holdings, LLC, for approximately the most recently reported fair values of those investments. During the nine months ended September 30, 2010, we sold our investment in JetBroadband. As a result of the sale of JetBroadband, we reversed $3.4 million of previously unrealized depreciation and realized a $5.9 million loss, including $2.5 million of transaction costs that we recognized at the time of sale.

During the first nine months of 2010, we recorded unrealized depreciation primarily related to Jet Plastica, Active Brands and Broadview. The decrease in the fair value of Jet Plastica and Active Brands was attributable to a decrease in the performance of those companies, as well as a reduction in valuation multiples. The decrease in the fair value of Broadview was attributable principally to an adjustment to our estimate of the fair value of this investment, which was based on, among other things, merger and acquisition comparables, private market transactions, public company comparables, a discounted cash flow analysis and an independent third-party valuation. The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.

The following table summarizes our realized and unrealized (losses) and gains on investments and changes in unrealized appreciation and depreciation on our investments during the nine months ended September 30, 2009:

(in thousands)		Nine months ended September 30, 2009
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss)/ Gain
Total Sleep Holdings, Inc.	Healthcare	Control	$—	$(23,665)	$—	$(23,665)
TNR Holdings Corp.	Entertainment	Control	(36,697)	(15,801)	36,889	(15,609)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(6,982)	—	(6,982)
Jenzabar, Inc.	Technology	Non-affiliate	—	(6,258)	—	(6,258)
NPS Holdings Group, LLC	Business Services	Control	(1,580)	(5,040)	1,574	(5,046)
Avenue Broadband LLC	Cable	Control	—	(4,556)	—	(4,556)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(4,315)	—	(4,315)
VOX Communications Group Holdings, LLC	Broadcasting	Non-affiliate	—	(4,299)	—	(4,299)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(3,433)	—	(3,433)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(3,066)	—	(3,066)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(2,849)	—	(2,849)
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-affiliate	—	(2,784)	—	(2,784)
Xpressdocs Holdings, Inc.	Business Services	Non-affiliate	—	(2,558)	—	(2,558)
Stratford School Holdings, Inc.	Education	Affiliate	—	(2,538)	—	(2,538)
Intran Media, LLC	Other Media	Control	—	(1,545)	—	(1,545)
Construction Trailer Specialists, Inc.	Auto Parts	Non-affiliate	—	(1,481)	—	(1,481)
Cleartel Communications, Inc.	Communications	Control	—	(1,352)	—	(1,352)
CEI Holdings Inc.	Cosmetics	Non-affiliate	(3,190)	(926)	3,179	(937)
Flexsol Packaging Corp.	Plastic Products	Non-affiliate	(2,821)	(847)	2,772	(896)
Orbitel Holdings, LLC	Cable	Control	—	2,066	—	2,066
Cyrus Networks, LLC	Business Services	Non-affiliate	—	1,406	—	1,406
LMS Intellibound Investors, LLC	Logistics	Control	16,257	—	(15,065)	1,192
JetBroadband Holdings, LLC	Cable	Control	—	1,149	—	1,149
XFone, Inc.	Communications	Affiliate	(1,969)	—	1,969	—
Other (<$1 million net gain (loss))			128	1,420	97	1,645

Total			$(29,872)	$(88,254)	$31,415	$(86,711)

As shown in the above table, we recorded $23.7 million of unrealized depreciation on Total Sleep Holdings, Inc., primarily resulting from company performance. In addition, we recorded a $36.7 million realized loss on TNR Holdings Corp. and $15.8 million unrealized depreciation, which was partially offset by the reversal of $36.9 million of unrealized depreciation resulting in a $15.6 million net loss on this investment. Also, we realized a $16.3 million gain on LMS Intellibound Investors, LLC, which was partially offset by the reversal of $15.1 million of unrealized appreciation, which resulted in a $1.2 million net gain. These changes and the remaining unrealized depreciation shown in the above table resulted predominantly from a change in the performance of certain of the portfolio companies, and, to a lesser extent, the comparable multiples that we used to estimate the fair value of the investments.

GAIN ON EXTINGUISHMENT OF DEBT

We incurred a $0.5 million premium, when we repurchased $25.3 million of our private placement notes during the first nine months of 2010. This premium represents 102% of the principal amount to be purchased with monetization proceeds as required by our agreement with the holders of these unsecured notes. In April 2010, we repurchased an additional $8.0 million of collateralized loan obligations for $4.4 million that previously had been issued by our Commercial Loan Trust 2006-1, which resulted in the recognition of an additional $3.6 million gain on extinguishment of debt excluding the effect of the amortization of the acceleration of $0.1 million in deferred debt costs during the nine months ended September 30, 2010.

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

INCOME TAX PROVISION (BENEFIT)

During the nine months ended September 30, 2010, we recorded a $1.9 million income tax provision compared to a $0.3 million income tax benefit during the nine months ended September 30, 2009. Approximately $1.6 million of the income tax expense accrued for the nine months ended September 30, 2010 was attributable to the sale of JetBroadband in July 2010. The remaining tax expense for the nine months ended September 30, 2010 and the income tax benefit for the nine months ended September 30, 2009 were primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

NET INCOME (LOSS)

During the nine months ended September 30, 2010, we recorded net income of $4.7 million, compared to a net loss of $52.6 million during the nine months ended September 30, 2009. This improvement is attributable to the items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•

Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of September 30, 2010 and December 31, 2009, we had $70.7 million and $54.2 million, respectively, in cash and cash equivalents. As of September 30, 2010, $53.2 million was held in secure interest-bearing accounts.

•

Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. In other cases, we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements and operational needs. As of September 30, 2010 and December 31, 2009, we had $115.5 million and $109.1 million, respectively, in cash, securitization accounts. During the remainder of 2010, we expect the balance in our cash, securitization accounts to decrease as we originate new loans.

•

Cash, restricted includes cash held for regulatory purposes and cash that we have received that was earmarked for transfer into our cash securitization accounts. The largest component of restricted cash was represented by cash held by Solutions Capital I, L.P., our Small Business Investment Company, or SBIC, which generally is restricted to the origination of new loans from our SBIC. As of September 30, 2010 and December 31, 2009, we had $9.0 million and $21.2 million respectively, of restricted cash.

During the nine months ended September 30, 2010, our operating activities provided $70.4 million of cash and cash equivalents, compared to $120.6 million provided during the nine months ended September 30, 2009. The $50.2 million decrease in cash provided by operating activities results primarily from the resumption of investment origination activities in 2010. During the nine months ended September 30, 2010, our financing activities used $53.9 million of cash, compared to $119.5 million during the nine months ended September 30, 2009. This $65.6 million decrease in cash used by financing activities was due primarily to a $55.0 million net decrease in cash held in securitization and restricted cash accounts and a $27.5 million increase in proceeds from borrowings partially offset by a $10.3 million increase in payments on our borrowings and an $8.4 million increase in payments of dividends.

Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2010, as well as liquidity for new origination opportunities and potential dividend distributions.

CURRENT MARKET CONDITIONS

From late 2007 and through mid-2009, the United States economy was in a recession. While there have been modest improvements in certain economic indicators since mid-2009, the economy has not yet recovered to pre-recession levels. These economic conditions continue to constrain the availability of debt and equity capital, as well as consumer spending. Generally, the limited amount of available debt financing in the capital markets has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available prior to the recession. Equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity beginning the second half of 2009 and continuing into the first nine months of 2010. However, for the remainder of 2010, there continues to be uncertainty concerning the breadth and sustainability of the economic recovery, and market conditions remain volatile.

In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business, including the financial results of middle-market companies, like those in which we invest, could continue to experience deterioration, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

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

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of 2009, we developed a comprehensive strategic plan intended to further enhance stockholder value, close the gap between our share price and our NAV and enable the future resumption of dividends. While we are cautious about the state of the economy, we believe that we can increase stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities. As we execute this plan over the next several years, we also plan to improve the returns on our debt and equity portfolio by improving the operating performance or by multiple expansion of our investments. In addition, we will continue to monetize lower-yielding equity investments and redeploy that capital and cash held in securitization and restricted accounts into debt securities with interest yields that are expected to increase our operating income and support the future growth of distributions to our stockholders. As we execute on this monetization strategy, we will continue to focus on preserving our NAV and enhancing the overall return profile on our investment capital. In addition, we expect to reduce our investment in equity securities to no more than 20% of the fair value of our total portfolio over the next few years.

We generally expect to limit our future investing activities principally to debt investments until such time that we have further narrowed the valuation gap between our stock price and our NAV and can validate the performance returns of our existing equity portfolio. We do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future. When making new investments, we expect to underwrite credit in a manner consistent with our expectation that macro-economic conditions will be under pressure for an extended period of time. Over time, if we meet our goals with respect to leverage levels and unrestricted cash balances, we potentially may, depending on stock price and debt pricing levels, seek to repurchase our equity and additional debt securities, including our collateralized loan obligations, subject to the limitations set forth in our private placement borrowing agreements. To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon a quarterly assessment of the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS

As of September 30, 2010, we reported $508.9 million of borrowings on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of September 30, 2010 was approximately $440.8 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act.

		September 30, 2010		December 31, 2009
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$17,434	$17,434	$34,307	$34,307
Series 2007-A	October 2012	8,717	8,717	17,154	17,154

Commercial Loan Funding Trust
Variable Funding Note	August 2012(a)	150,000	115,768	170,694	158,907

Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	32,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	29,880

SBIC (Maximum borrowing potential)(d)	(e)	130,000	55,100	130,000	27,600

Total borrowings		$698,651	$508,899	$744,655	$557,848

(a)	Renewable each February at the lender’s discretion. The lender provided this renewal in February 2010. In conjunction with this renewal, the legal final maturity date became August 2012.
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

(d)

As of September 30, 2010, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $28.6 million as of September 30, 2010. Based on our funded capital as of September 30, 2010, Solutions Capital I, L.P., subject to the SBA’s approval, may borrow up to an additional $23.8 million to originate investments. To access the entire $130.0 million that has been approved and committed by the SBA, we would have to fund an additional $36.4 million. In February 2009, the American Recovery and Reinvestment Act of 2009 was passed into law which, among other things, included a provision that increased the maximum amount of outstanding leverage available to single-license SBIC companies up to $150.0 million.

(e)

Currently, we may originate new borrowings through September 2012 at which time we can apply for a new commitment. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022.

Each of our credit facilities has certain collateral requirements and/or financial covenants. The net worth covenant of our SunTrust Warehouse requires that we maintain a consolidated tangible net worth of not less than $500.0 million, plus 50% of any equity raised after February 26, 2009. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As of September 30, 2010, our asset coverage ratio was 233% and we had $23.8 million of unused, currently available borrowing capacity remaining in our SBIC subsidiary (subject to the SBA’s approval) that is exempt from the asset coverage ratio requirements.

As of September 30, 2010, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

Our access to current and future liquidity from borrowing facilities depends on several factors, including, but not limited to: the state of the economy; the position of banks and other financial institutions toward lending money; the credit quality of our investment portfolio, including those investments used to collateralize borrowing facilities; the magnitude of our investments in individual companies and the industries in which they operate; our compliance with specific covenants in each borrowing agreement; and the specific provisions of our borrowing facilities. As each of our borrowing facilities mature, it is important that we have sufficient liquidity available to repay our borrowing obligations. We may obtain the liquidity for repayment of our borrowing facilities from a number of sources, including cash on-hand, the maturity or monetization of our investment portfolio, other borrowing facilities and equity issuances, and from other borrowing arrangements.

We fund all of our current debt facilities, except our Series 2005-A and Series 2007-A unsecured notes, or Private Placement Notes, through our bankruptcy remote, special-purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. We continue to service those portfolio investments that we use as collateral in our secured borrowing facilities.

PRIVATE PLACEMENT NOTES

As of September 30, 2010, we had two series of fixed-term, unsecuritized notes with a total outstanding balance of $26.2 million. Under the terms of the most recent amended agreements for these notes, we are required to offer to repurchase the Private Placement Notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased. Through the remaining term of these facilities, we must direct 40% (which percentage increased to 45% effective September 2010) of the cash net proceeds from unencumbered asset sales as, and when, such sales occur in the event of proceeds of $5.0 million or more or otherwise on a semi-annual basis to the repurchase of the Private Placement Notes, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%. As the Private Placement Notes mature, we expect to repay these notes with the proceeds from monetizations of our unencumbered investments and unrestricted cash and cash equivalents.

COMMERCIAL LOAN FUNDING TRUST

As of September 30, 2010, we had a $115.8 million balance outstanding under the MCG Commercial Loan Funding Trust, or SunTrust Warehouse, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. Structured to operate like a revolving credit facility, the SunTrust Warehouse is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that MCG Capital Corporation, the parent, sold to the trust. Currently, the facility is scheduled to mature in August 2012. If a new agreement or extension is not executed by February 16, 2011, the SunTrust Warehouse enters an 18-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed in the facility. The SunTrust Warehouse is funded by third parties through the commercial paper market with SunTrust Bank providing a liquidity backstop, subject to SunTrust Bank’s annual liquidity commitment. Prior to the commencement of any amortization period, we must contribute 80% of net proceeds from monetizations of collateral financed in the SunTrust Warehouse to repay the outstanding borrowings.

The following table sets forth the maturity of the SunTrust Warehouse, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$115,768	$14,441	$101,327	$—	$—

Collateral
Securitized investments	182,498	20,649	59,209	88,799	13,841
Cash, securitization accounts	21,813	21,813	—	—	—

Total collateral	$204,311	$42,462	$59,209	$88,799	$13,841

COMMERCIAL LOAN TRUST 2006-1

As of September 30, 2010, we had $311.9 million of securitized debt outstanding under the Commercial Loan Trust 2006-1, which matures in April 2018. The securitization includes a five-year reinvestment period ending in July 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. We have the ability to borrow up to an additional $50.0 million under our Series 2006-1 Class A-2 Notes.

The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$311,880	$—	$—	$—	$311,880

Collateral
Fair value of securitized investments	319,746	25,646	137,977	106,201	49,922
Cash, securitization account	93,690	93,690	—	—	—

Total collateral	$413,436	$119,336	$137,977	$106,201	$49,922

We may use the $93.7 million balance of cash in the securitized account, as well as proceeds from principal collections of securitized investments, to originate new loans until July 2011. At that time, we must apply the balance of unused cash in the securitized account to the outstanding balance of the Commercial Loan Trust 2006-1. In addition, we must apply collections from the securitized investments for this facility to repay the outstanding balance of the facility. Thus, we will likely repay this facility well before its maturity as the investments used to collateralize this facility mature and are monetized.

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of September 30, 2010, the license gave Solutions Capital I, L.P. the potential to borrow up to $130.0 million. The SBA has approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $130.0 million potential borrowing for which we have received approval under this program, we must fund a total of $65.0 million to the SBIC, of which we have funded $28.6 million as of September 30, 2010. Based on our current funded capital as of September 30, 2010, Solutions Capital I, L.P. may, subject to the SBA’s approval, borrow up to an additional $23.8 million to originate new investments. To access the entire $130.0 million that the SBA has approved and committed, we would have to fund an additional $36.4 million. The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$55,100	$—	$—	$—	$55,100

Collateral
Fair value of securitized debt investments	76,023	—	16,601	36,044	23,378
Fair value of securitized equity investments	14,822	—	—	—	14,822	(a)
Cash, restricted account	4,638	4,638	—	—	—

Total collateral	$95,483	$4,638	$16,601	$36,044	$38,200

(a)	Equity investments do not have a stated maturity date.

As shown in the above table, the collateral in this facility exceeds the outstanding balance.

WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS

The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for the nine months ended September 30, 2010 and 2009:

	For the nine months ended
(dollars in thousands)	September 30, 2010	September 30, 2009
Weighted-average borrowings	$533,264	$602,893

Average LIBOR	0.36%	0.83%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.39	2.50
Impact of amortization of deferred debt issuance costs	0.51	0.69

Total cost of funds	3.26%	4.02%

The 3.3% weighted-average cost of funds for the nine months ended September 30, 2010 was 76 basis points less than the same period in 2009. This decrease resulted from a 47 basis point decrease in average LIBOR, an 11 basis point decrease in the average spread to LIBOR and a 18 basis point decrease in the impact of amortization of deferred debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES—COMMON STOCK

We are a closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV of such stock unless our stockholders approve such a sale and our board of directors makes certain determinations.

During the nine months ended September 30, 2010, we issued 216,250 shares of restricted stock under the Third Amended and Restated 2006 Employee Stock Plan, or 2006 Plan, with a weighted-average fair value per share of common stock at the award date of $2.12. All of the shares awarded under the 2006 Plan during the first nine months of 2010 were awarded under the LTIP. During the nine months ended September 30, 2009, we did not issue any shares of restricted stock under the 2006 Plan.

On July 23, 2009, our board of directors approved the LTIP. The LTIP is a three-year incentive compensation plan that provides our executive officers and certain key non-executive employees the opportunity to receive up to an aggregate of 865,000 shares of our restricted common stock and up to $5.2 million in cash awards upon achievement of specified share price thresholds for our common stock within the LTIP’s 36-month performance period. MCG achieved two of these market-price thresholds in October 2009, which resulted in the issuance of 432,500 shares of common stock to LTIP participants. The forfeiture provisions for 288,330 of these shares of common stock lapsed immediately upon issuance. The forfeiture provisions for the remaining 144,170 of these shares of common stock lapsed in October 2010. In April 2010, MCG achieved a third market-price threshold under the LTIP after the price of shares of our common stock closed at, or above, $5 for twenty consecutive trading days, which resulted in the issuance of 216,250 shares of common stock to LTIP participants. The forfeiture provisions for 144,170 of these shares of common stock lapsed immediately upon issuance. The forfeiture provisions for the remaining 72,080 of these shares of common stock will lapse in April 2011, contingent upon each eligible participant’s continued service until that time. The LTIP also provides for a cash incentive upon the achievement of market price thresholds of $5, $6, $7 and $8 for twenty consecutive trading days. Upon the achievement of the $5 market price threshold in April 2010, the LTIP participants became eligible to receive cash awards totaling $1.0 million of which $0.7 million was paid immediately and the remaining $0.3 million will be paid in April 2011, contingent upon each participant’s continued service until that time.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of September 30, 2010, we had $24.8 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of September 30, 2010, we had no outstanding guarantees or standby letters of credit.

(in thousands)	As of September 30, 2010
Unused commitments to portfolio companies	Non-Affiliate Investments	Affiliate Investments	Control Investments	Total
Revolving credit facilities	$15,536	$5,650	$2,385	$23,571
Other	1,250	—	—	1,250

Total unused commitments to portfolio companies	$16,786	$5,650	$2,385	$24,821

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of September 30, 2010:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations	$311,880	$—	$—	$—	$311,880
Warehouse facility(b)	115,768	14,441	101,327	—	—
Unsecured notes	26,151	—	26,151	—	—
SBIC	55,100	—	—	—	55,100

Total borrowings	508,899	14,441	127,478	—	366,980
Interest payments on borrowings(c)	58,298	12,855	15,965	10,829	18,649
Operating leases	5,339	2,315	3,009	15	—

Total contractual obligations	$572,536	$29,611	$146,452	$10,844	$385,629

(a)	Excludes the unused commitments to extend credit to our customers of $24.8 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility are listed based on the contractual maturity due to the revolving nature of the facility.
(c)	Interest payments are based on legal maturity and the current outstanding principal balance of our borrowings and assume no changes in interest rate benchmarks.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared distributions of $12.01 per share.

The following table summarizes the distributions that we declared for the first three quarters of 2010:

Date Declared	Record Date	Payable Date	Dividends per Share
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11

If we determined the tax attributes of these distributions as of September 30, 2010, 100% would be from ordinary income. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

Each year, we mail statements on Form 1099-DIV to our stockholders, which identify the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for tax purposes. Historically, a portion of our distributions to our stockholders has been deemed a return of capital with the exception of one instance where none of the distributions was deemed a return of capital. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

The following table reconciles GAAP net income (loss) to taxable net income (loss) for the nine months ended September 30, 2010 and the year ended December 31, 2009:

(in thousands)	Nine months ended September 30, 2010	Year ended December 31, 2009
Net income (loss)	$4,676	$(51,059)
Difference between book and tax losses on investments	(4,956)	48,078
Net change in unrealized depreciation on investments not taxable until realized	27,078	(97,631)
Capital losses in excess of capital gains	—	54,245
Utilization of capital loss carryforward	(875)	—
Timing difference related to deductibility of long-term incentive compensation	574	6,091
Taxable interest income on non-accrual loans	14,952	14,949
Dividend income accrued for GAAP purposes that is not yet taxable	(4,384)	(6,149)
Distributions from taxable subsidiaries	1,505	144
Federal tax provision (benefit)	1,866	(81)
Other, net	115	323

Taxable income (loss) before deductions for distributions	$40,551	$(31,090)

CRITICAL ACCOUNTING POLICIES

These Condensed Consolidated Financial Statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. The following section describes our accounting policies associated with the valuation of our portfolio of investments. For a full discussion of our other critical accounting policies and estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•

Majority-Owned Control Investments—Majority-owned control investments comprise 36.4% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

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

•

Non-Control Investments—Non-control investments comprise 63.2% of our investment portfolio. Quoted prices are not available for 87.5% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of September 30, 2010, these securities represented 7.9% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm or considered new investments made for 98.6% of the fair value of our investment portfolio as of September 30, 2010.

	As of September 30, 2010
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuations/reviews or recent investments
Independent valuation/review prepared(a)
Third quarter 2010	$161,605	$139,205	$300,810	25.3%	48.6%	32.6%
Second quarter 2010	75,093	8,390	83,483	11.8	2.9	9.0
First quarter 2010	115,604	72,088	187,692	18.1	25.2	20.3
Fourth quarter 2009	165,345	62,576	227,921	25.9	21.9	24.7

Total independent valuation/review	517,647	282,259	799,906	81.1	98.6	86.6
New investments made during the 12 months ended September 30, 2010	111,407	—	111,407	17.5	—	12.0

Total portfolio evaluated	629,054	282,259	911,313	98.6	98.6	98.6
Not evaluated during the 12 months ended September 30, 2010	8,814	4,126	12,940	1.4	1.4	1.4

Total investment portfolio	$637,868	$286,385	$924,253	100.0%	100.0%	100.0%

(a)

We consider independent reviews and valuations as one set of data points in the determination of individual portfolio companies. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or represented a new investment made within the last twelve months. Independent valuations/reviews prepared more than one time during the twelve months ended September 30, 2010 have that investment’s fair value reflected in the most recent quarter for which an independent valuation/review was prepared.

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

Since late 2007 and continuing into mid-2009, the United States economy was in a recession. While there have been modest improvements in certain economic indicators since mid-2009, the economy has not yet recovered to pre-recession levels. These economic conditions continue to constrain the availability of debt and equity capital. Generally, the limited amount of available debt financing in the capital markets has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available in the past. As these events unfolded, banks and others in the financial services industries recognized significant losses resulting primarily from a general decline in the fair value of their respective asset portfolios. However, since mid-2009, economic conditions became generally more favorable as the gross domestic product index, or GDP, showed growth. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity beginning in the second half of 2009 and continuing into the first nine months of 2010. However, for the remainder of 2010, there continues to be uncertainty concerning the breadth and sustainability of the economic recovery, and market conditions remain volatile.

In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of September 30, 2010, approximately 69.3% of our loan portfolio, at fair value, bore interest at a spread to LIBOR or prime rate, and 30.7% at a fixed interest rate. As of September 30, 2010, approximately 47.7% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 3.5% on the LIBOR base index and prime floors between 3.0% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.39% as of September 30, 2010. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We also enter into derivative transactions in connection with our financing vehicles. During the quarter ended March 31, 2009 in connection with our financing vehicle requirements, we entered into two interest rate swaps expiring in August 2011 for notional amounts of $8.7 million and $12.5 million at interest rates of 9.0% and 13.0%, respectively. During 2008, we entered into two interest rate swaps expiring in November 2010 for notional amounts of $16.0 million and $8.0 million at interest rates of 10.0% and 14.0%, respectively, related to the same financing vehicle.

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Commercial Loans	Borrowings
Money market rate	$53,181	$—	$—	$—
Prime rate	29,940	—	75,126	—
LIBOR
30-day	58,302	—	19,876	—
60-day	8,046	—	12,441	—
90-day	398,406	311,880	306,563	319,880
180-day	—	—	3,683	—
Commercial paper	—	115,768	—	158,907
Fixed rate	263,778	81,251	350,504	79,061

Total	$811,653	$508,899	$768,193	$557,848

Based on our September 30, 2010 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of September 30, 2010, the quarterly average LIBOR was 0.39% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Unrealized (Depreciation)/ Appreciation	Net Loss
100	2,098	4,276	(258)	(2,436)
200	4,602	8,553	(10)	(3,961)
300	8,745	12,829	237	(3,847)

From February 2009 through December 2009, we maintained our cash in non-interest-bearing accounts, which were fully insured by the FDIC, under the FDIC’s Temporary Liquidity Guarantee Program. The FDIC’s Temporary Liquidity Guarantee Program was originally scheduled to expire on December 31, 2009, but was subsequently extended through June 30, 2010. Nonetheless, beginning in January 2010, a number of banks opted out of this program. Because of the minimal availability of the Temporary Liquidity Guarantee Program beginning in January 2010, combined with some stabilization of the banking industry during the quarter ended March 31, 2010, we redeployed a portion of our unrestricted cash into secure, interest-bearing accounts. Consequently, we deposited a portion of our excess cash into secure interest-bearing accounts during the quarter ended March 31, 2010. As we redeploy additional cash into interest-bearing accounts and we originate new investments, our sensitivity to interest rate fluctuations and our net loss from a hypothetical increase in interest rates should decrease. As of September 30, 2010, we had a total of $195.2 million of unrestricted cash, restricted cash and cash in securitization accounts of which $142.0 million was in non-interest bearing accounts. For each $10.0 million of cash in these non-interest bearing accounts that we redeploy into variable interest rate investments, the net loss from our sensitivity to interest rate fluctuations will decrease by approximately $100,000 for each 100 basis point increase in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended September 30, 2010, there were no material developments in legal proceedings.

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

In accordance with the 1940 Act and accounting principles generally accepted in the United States, we carry substantially all of our portfolio investments at fair value as determined in good faith by our board of directors. Typically, there is no public market for the securities of the privately held companies in which we have invested and generally will continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

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

Many of the companies in which we have made, or may make, investments are, and may continue to be, susceptible to economic downturns or recessions. During the recession that occurred from late 2007 through mid-2009, the stock market declined and has not recovered to pre-recession levels. Since the beginning of this recent recession, many financial institutions failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. The U.S. government has acted to restore liquidity and stability to the financial system, but there can be no assurance these regulatory programs and stimulus initiatives either will continue or will have a long-term beneficial impact. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity beginning in mid-2009. In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business.

To the extent that recessionary conditions recur, the economy remains stagnate or the economy fails to return to pre-recession levels, the financial results of middle-market companies, like those in which we invest, may continue to experience deterioration, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

Adverse economic conditions have decreased the value of some of our loans and equity investments and lingering after-effects of these economic conditions, may further decrease such value. These conditions have contributed to, and could continue to contribute to, additional losses of value in our portfolio and decreases in our revenues, net income and net assets. If prolonged, unfavorable or uncertain economic and market conditions may affect the ability of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, merger, recapitalization or initial public offering. Therefore, the number of non-performing assets may increase and the value of one or more of our portfolio companies may decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments.

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

Our portfolio consists primarily of debt and equity investments in privately owned middle-market companies. Investing in middle-market companies involves a number of significant risks. Typically, the debt in which we invest may be rated below investment grade by one or more rating agency. Compared to larger publicly traded companies, these middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse affect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

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

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. As of September 30, 2010, our investments in communications companies represented 19.2% of the fair value of our portfolio. Of the 19.2% investment, 17.1% represented investments in CLECs and 2.1% represented investments in other communications companies. If an industry in which we have significant investments or revenue concentrations suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

Broadview, a CLEC serving primarily business customers, is our largest portfolio investment. As of September 30, 2010, we held preferred stock in Broadview with a $127.2 million fair value. As of September 30, 2010, our investment in Broadview represented 13.8% of the fair value of our investment portfolio. If Broadview’s performance deteriorates or valuation multiples contract in future periods, we may be required to recognize additional unrealized depreciation on this investment. Our ability to recognize income from our investment in Broadview in future periods depends on the performance and value of Broadview.

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

We have been in a period of capital markets disruption. This disruption has contributed to a decrease in our NAV and stock price, and could have an adverse impact on our business and operations.

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

We may be unable to monetize assets in a challenging market environment that may preclude buyers from making investments at the fair values established by our board of directors. We are susceptible to the risk of significant loss, if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations, meet our liability maturities and maintain compliance with our debt covenants. In addition, if the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, pay dividends and could cause us to breach certain covenants in our credit facilities, which could materially impair our business operations. Further asset value degradation may result from circumstances that we may be unable to control, such as a severe decline in the value of the U.S. dollar, a protracted economic downturn or an operational problem that affects third parties or us. Ongoing disruptive conditions could cause our stock price and NAV to decline, restrict our business operations and adversely impact our results of operations and financial condition. As of September 30, 2010, our common stock was trading at $5.84 per share, or at 73.7% of NAV.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of September 30, 2010, approximately 69.3% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and approximately 30.7% of the fair value of our loan portfolio was at fixed rates. The weighted-average LIBOR interest rate was 0.39% as of September 30, 2010. As of September 30, 2010, approximately 47.7% of the fair value of our loan portfolio had LIBOR floors between 1.5% and 3.5% on the LIBOR base index and prime floors between 3.0% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

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

If we are not successful in our appeal to the Internal Revenue Service, we could be subject to up to $25.8 million of additional taxes, interest and penalties. In addition, we could be required to make up to $25.1 million of additional cash and/or stock distributions. This event could have an adverse effect on our liquidity.

In December 2007, we received an examination report from the Internal Revenue Service related to its audit of our tax returns for the 2004 and 2005 tax years. The Internal Revenue Service proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We are appealing the proposed changes and believe it is more likely than not that the matter will be resolved for approximately $1.0 million. In the event that our appeal is unsuccessful, we also could be required to make up to $25.1 million of additional cash and/or stock distributions to our stockholders, although alternative options may be available to us in lieu of such distributions. Federal tax years 2006 through 2009 remain open to examination by the IRS.

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

Since mid-2008, our common stock has traded consistently, and at times significantly, below NAV. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of our stock, subject to certain exceptions. One of these exceptions allows the sale of common stock at a price below NAV if the sale is approved by the holders of a majority of our outstanding voting securities and by holders of a majority of our outstanding voting securities who are not affiliated persons of us, and our board of directors must make certain determinations prior to any such sale.

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

As of September 30, 2010, we had $508.9 million of outstanding borrowings under our debt facilities. As of September 30, 2010, the weighted-average annual interest rate on all of our outstanding borrowings was 2.6%, excluding the amortization of deferred debt issuance costs. Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our warehouse financing facility, or SunTrust Warehouse, funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., and our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, these facilities include various affirmative and negative covenants, as well as certain cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could, in certain circumstances, constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period, if any, the lenders thereunder would have the ability to, in certain circumstances, accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, in the event of a default on these loans held by the trusts, we bear losses to the extent that the fair value of our collateral exceeds our borrowings. The fair value of our excess collateral was $215.2 million as of September 30, 2010.

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

Decreases in the fair values of our portfolio company investments, which we record as unrealized depreciation, could affect certain covenants in our credit facilities. Our SunTrust Warehouse requires that we maintain a consolidated tangible net worth of not less than $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009. The Private Placement Notes require that we maintain a consolidated stockholders’ equity of $500.0 million for the periods ending as of and after December 31, 2008. As of September 30, 2010, our stockholders’ equity was $606.1 million. In the event that our investments experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities, pursuant to which our lenders might, among other things, require full and immediate payment.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common stock, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions until we are in compliance with the 200% threshold requirement. As of September 30, 2010, our asset coverage ratio was 233%.

If we are not able to refinance or renew our debt or are not able to do so on favorable terms, our operations could be affected adversely.

As of September 30, 2010, we had $508.9 million of borrowings. In February 2010, we received the annual renewal of the liquidity facility that supports our SunTrust Warehouse.

Absent any acceleration events, the SunTrust Warehouse matures in August 2012 and the Private Placement Notes mature in October 2011 (with respect to the $17.4 million in notes remaining) and October 2012 (with respect to the $8.7 million in notes remaining). We cannot be certain that we will be able to renew our credit facilities as they mature or to establish new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to renew or refinance such facilities and establish new facilities, at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under such facilities and are declared in default or if we are unable to renew or refinance these facilities, our operations could be affected adversely.

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

In the event that our asset coverage ratio falls below 200%, we will be unable to make distributions until our asset coverage ratio improves. If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level. As of September 30, 2010, our asset coverage ratio was 233%. From December 2001 through September 30, 2010, we declared distributions totaling $12.01 per common share. Due to the recent market dislocation, we suspended our distributions for the third quarter of 2008 through the first quarter of 2010. We reinstated our distribution on April 29, 2010; however, there can be no assurance that distributions will continue in the future.

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

SBA regulations currently limit the amount that a single-license SBIC subsidiary may borrow up to a maximum of $150 million when it has: at least $75 million in private capital; receives a capital commitment from the SBA; and has been through an examination by the SBA subsequent to licensing. As of September 30, 2010, our SBIC subsidiary had investments in nine portfolio companies with a total fair value of $90.8 million.

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

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions. Many of these provisions are subject to rule making procedures and studies that will be conducted in the future. Accordingly, we cannot predict the effect the Act or its implementing regulations will have on our business, results of operations or financial condition.

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

In addition, the trading price of our common stock following an offering may fluctuate substantially. The price of the common stock that will prevail in the market after an offering may be higher or lower than the price you paid and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be related directly to our operating performance. The market price and the liquidity of the market for our shares may from time to time be affected by a number of factors, which include, but are not limited to, the following:

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

During the quarter ended September 30, 2010, as part of our dividend reinvestment plan for our common stockholders, we directed the plan administrator to purchase 8,721 shares of our common stock on the open market for $41,000 to satisfy dividend reinvestment requests related to our dividend paid on July 2, 2010. The average purchase price of the common shares was $4.69 per share, including commissions. In addition, 14,643 shares were deemed to be purchased as a result of the net issuance of shares to satisfy individual tax withholding requirements related to the expiration of the forfeiture provision of restricted stock issued under our 2006 Plan. The following table shows our purchases of our shares during the three months ended September 30, 2010.

Period	Total number of shares		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2010	8,721	(1)	$4.69		n/a	n/a
August 1 – 31, 2010	—		$—		n/a	n/a
September 1 – 30, 2010	14,643	(2)	$5.84	(3)	n/a	n/a

Total	23,364		$5.41		n/a	n/a

(1)	These shares were purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)

Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock. All shares of common stock that have been repurchased in connection with such net issuance have been retired.

(3)	Based on the closing share price of our common stock on the date the forfeiture restrictions lapsed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

2010 Annual Incentive Cash Bonus Plan

On October 28, 2010, the Compensation Committee, or the Committee, of our board of directors, or the Board, after completing peer group and competitive market analyses, recommended that the Board approve, and on November 2, 2010, the Board approved, an annual incentive cash bonus plan, or the 2010 Annual Incentive Cash Bonus Plan, for the fiscal year ending December 31, 2010. The 2010 Annual Incentive Cash Bonus Plan provides for the potential payment of cash bonuses, upon the attainment of certain strategic goals established by the Board in February 2010 in connection with our budget planning process, to the following named executive officers of the Company, or the Named Executive Officers: Steven F. Tunney, President and CEO; Stephen J. Bacica, Executive Vice President and CFO; B. Hagen Saville, Executive Vice President, Business Development; Samuel G. Rubenstein, Executive Vice President and General Counsel; Robert L. Marcotte, Senior Vice President and Managing Director; and William B. Ford, Senior Vice President and Managing Director. Our remaining executive officers and key, non-executive employees are also participating in the 2010 Annual Incentive Cash Bonus Plan generally on the same terms as the Named Executive Officers.

The 2010 Annual Incentive Cash Bonus Plan is effective as of January 1, 2010. Each participant in the 2010 Annual Incentive Cash Bonus Plan is assigned a potential target cash bonus amount expressed as a percentage of his or her 2010 annual base salary. For the Named Executive Officers, the approved percentages for 2010 were as follows: President and CEO (50%); Executive Vice President and CFO (50%); Executive Vice President, Business Development (50%); Executive Vice President and General Counsel (50%); and Senior Vice Presidents and Managing Directors (40%). The approved percentages among the other participants in the 2010 Annual Incentive Cash Bonus Plan range between 30% and 70% of their 2010 annual base salaries.

The 2010 Incentive Cash Bonus Plan will be administered by the Committee. The Committee will make all awards under the 2010 Incentive Cash Bonus Plan on a discretionary basis. The Committee shall have authority to adopt, amend and repeal such administrative rules, guidelines and practices relating to the 2010 Incentive Cash Bonus Plan as it deems advisable. The Committee shall have broad discretion to construe and interpret the terms of the

2010 Incentive Cash Bonus Plan, to make adjustments or amendments to the 2010 Incentive Cash Bonus Plan, to make determinations regarding the weighting or impact of any particular set of criteria or goals that have been satisfied, and to ultimately make determinations as to whether to award such bonus payments under the 2010 Incentive Cash Bonus Plan. The criteria and goals set forth in the 2010 Incentive Cash Bonus Plan are guidelines. We have no obligation to make any payments until such time as the Committee makes such determination, in its sole discretion, regardless of whether the criteria and goals discussed below have been satisfied.

The six strategic goals under the 2010 Annual Incentive Cash Bonus Plan are weighted between 10% and 25% and milestones within each specified strategic goal are scaled from 50% to 125%, such that achievement of the 100% level within each of the six strategic goals could result in full payment of the specified target bonus for each individual. Performance below the minimum threshold for a category may result in a zero payment for that category and performance above the maximum threshold for a category may result in a score of no more than 125% for such category. The following individual and strategic goals have been established for 2010: (1) unencumbered asset monetizations; (2) BDC asset coverage ratio; (3) adjusted cash NOI; (4) originations; (5) NOI per share; and (6) EPS per share.

Additionally, certain Named Executive Officers (i.e., Messrs. Tunney, Bacica, Saville and Rubenstein) will have the opportunity to earn the target bonuses specified in their respective employment agreements, or an additional 50% of their base salaries, upon the achievement of specified earnings per share and share price stretch goals. These milestones were designed to meet certain requirements set forth in these employment agreements. We do not anticipate any payment under this portion of the program.

Based upon the recommendations of the CEO, the Committee has discretion to adjust the bonus payout to each participant based on individual performance ratings formulated through our annual review process; provided, however, that individual performance adjustments may result in an adjustment downward, but not upward, of any bonus payout. Payment of actual bonuses under the 2010 Annual Incentive Cash Bonus Plan, if any, may be made in two equal installments on each of March 31, 2011 and September 30, 2011, subject to continued employment with us.

In the event that the net income per share for the fiscal year ending December 31, 2010 falls below a minimum threshold established by the Committee, bonus payouts, if any, under the 2010 Annual Incentive Cash Bonus Plan would be set by the Committee without any requirement to make any payment whatsoever, regardless of the level of achievement of any of the six strategic goals. In such event, individual participant bonus payouts may not exceed the respective target bonus amounts established for each participant for the fiscal year ending December 31, 2010.

We reserve the right to pay discretionary bonuses or other types of compensation outside of the 2010 Annual Incentive Cash Bonus Plan.

The foregoing description of the 2010 Annual Incentive Cash Bonus Plan is not complete and is qualified in its entirety by the full text of the 2010 Annual Incentive Cash Bonus Plan which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated by reference herein.

ITEM 6.	EXHIBITS.

The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column.

Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
10.1	MCG Capital Corporation 2010 Annual Incentive Cash Bonus Plan				*

15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.3	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCG Capital Corporation

Date: November 2, 2010	By:	/s/ STEVEN F. TUNNEY Sr.
Steven F. Tunney Sr.
Chief Executive Officer

Date: November 2, 2010	By:	/s/ STEPHEN J. BACICA
Stephen J. Bacica
Chief Financial Officer

Date: November 2, 2010	By:	/s/ LINDA A. NIMMONS
Linda A. Nimmons
Chief Accounting Officer