Form 10-K
period 2010-12-31
MCG CAPITAL CORP
filed 2011-03-04
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

The aggregate market value of the Registrant’s voting shares of common stock held by non-affiliates of the Registrant on June 30, 2010, was $333,538,022, based on $4.83 per share, the last reported sale price of the shares of common stock on the NASDAQ Global Select Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 76,662,188 shares of the Registrant’s common stock outstanding as of February 28, 2011.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

PART I

ITEM 1.    BUSINESS

General

We are a solutions-focused commercial finance company that provides capital and advisory services to middle-market companies throughout the United States. Our investment objective is to achieve current income and capital gains.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. As a BDC, we are required to meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a 200% asset coverage ratio of total net assets to total senior securities.

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

We also make investments in qualifying small businesses through Solutions Capital I, L.P., or Solutions Capital, our wholly owned subsidiary licensed by the United States Small Business Administration, or the SBA, to operate as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or the SBIC Act. As a SBIC, Solutions Capital is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.

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

Significant Developments in 2010 and 2009

During 2010, the United States economy continued to recover from the effects of the recent recession. Leading economic indicators, coupled with recent tax-related legislation enacted by Congress in late 2010, are indicative that the economic recovery may continue into 2011. Although the economy has not yet recovered to pre-recession levels, we are cautiously optimistic of the potential for future economic growth.

In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. European credit issues have destabilized the global markets, government-sponsored stimulus measures, such as the tax credit for first-time home buyers, have expired and the fear of increased regulations and municipal fiscal crises have contributed to a high unemployment rate. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business.

During 2009 and continuing into 2010, we began to implement a strategic plan designed to establish a foundation for us to reposition our company in future years to close the gap between share price and net asset value, or NAV, and to enhance stockholder value. Initially, in late 2009 and early 2010, we focused our strategic plan on capital preservation, monetizing lower-yielding investments and deleveraging our balance sheet. As the economy began to stabilize during the second half of 2010 and early 2011, we began making investments in yield-oriented securities.

We believe that we can increase stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities. As we continue to execute on our strategic plan over the next several years, we also expect to improve the returns on our debt and equity portfolio by improving the operating performance or by multiple expansion of our investments. In addition, we expect to continue to monetize lower-yielding equity investments and redeploy that capital and cash held in securitization and restricted accounts into debt securities with interest yields that are intended to increase our operating income and support the future growth of distributions to our stockholders. As we execute on this monetization strategy, we will continue to focus on preserving our NAV and enhancing the overall return profile on our investment capital. In addition, we expect to reduce our investment in equity securities to no more than 10% to 20% of the fair value of our total portfolio over the next few years.

We generally expect to limit our future investing activities principally to debt investments until such time that we have further narrowed the valuation gap between our stock price and our NAV and can validate the performance returns of our existing equity portfolio. We do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future. When making new investments, we expect to underwrite credit in a manner consistent with our expectation that macro-economic conditions will be under pressure for an extended period of time. Over time, if we meet our goals with respect to leverage levels and unrestricted cash balances, we potentially may, depending on stock price and debt pricing levels, seek to repurchase our equity and additional debt securities, including our collateralized loan obligations, subject to the limitations set forth in our private placement borrowing agreements and regulatory requirements. To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon a quarterly assessment of the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision.

MCG’s Investment Portfolio

Our investment portfolio is composed primarily of middle-market companies in which we have made up to $75 million of debt and equity investments. Typically, these middle-market companies have $20 million to $200 million in annual revenue and $3 million to $25 million for earnings before interest, taxes, depreciation and amortization, or EBITDA. Generally, our portfolio companies use our capital investments to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We identify and source new portfolio companies through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, owner operators, and other club lenders (“club lenders” are organizations that facilitate peer-to-peer loans). We generally invest in some combination of senior debt, second lien debt, secured and unsecured subordinated debt and equity. We may also purchase syndicated private debt in larger companies through our on-balance sheet securitization trust. We use our Commercial Loan Trust 2006-1 borrowing facility primarily to fund these investments in syndicated private debt, while we use borrowings under our SBIC to fund unitranche (unitranche debt combines both senior and subordinated financing, generally in a first-lien position), second lien and subordinated debt investments, and we intend to use our MCG Commercial Loan Funding Trust borrowing facility, or SunTrust Warehouse, to make senior secured loans.

OVERVIEW OF INVESTMENT PORTFOLIO IN 2010

As of December 31, 2010, we had debt and equity investments in 71 portfolio companies with a combined fair value of over $1.0 billion. As shown in the following chart, over three-quarters of the fair value of our portfolio as of December 31, 2010 was invested in senior and subordinated debt, while the remainder of our portfolio was invested in preferred and common equity securities. Our diversified investment portfolio spans 31 industries. The following chart also shows that 14.9% of the fair value of our portfolio is invested in companies in the communications industry and 9.2% is invested in the cable industry. Approximately 41.6% of our portfolio is composed of investments in industries that comprise less than 5% of the fair value of our portfolio. See Portfolio Composition in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail about our investment portfolio, including a detailed listing of the industries represented in our investment portfolio.

Most of the loans in our portfolio were originated directly with our portfolio companies; however, we have also participated in loan syndications or other transactions. Our debt instruments bear contractual interest rates ranging from 3.0% to 17.6%, a portion of which may be deferred. As of December 31, 2010, approximately 75.5% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 24.5% of the fair value of our loan portfolio was at fixed rates. As of December 31, 2010, approximately 61.4% of the fair value of our loan portfolio had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index or prime floors between 2.25% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the fair value and revenue contributions of our ten largest investments. As of December 31, 2010, these ten investments comprised 42.2% of the fair value of our portfolio and contributed 36.1% of our total revenues during 2010.

(dollars in thousands)		As of December 31, 2010		Year ended December 31, 2010

Company	Industry	Fair Value	% of Portfolio	Revenues	% of Total Revenues

Broadview Networks Holdings, Inc.	Communications—CLEC	$102,969	10.2%	$—	—%
Avenue Broadband LLC	Cable	50,486	5.0	4,382	4.9
Restaurant Technologies, Inc.	Food Services	43,373	4.3	7,426	8.3
Superior Industries Investors, LLC	Sporting Goods	42,886	4.2	4,819	5.4
Jenzabar, Inc.	Technology	35,327	3.5	413	0.5
GSDM Holdings, LLC	Healthcare	31,032	3.1	3,268	3.6
NDSSI Holdings, LLC	Electronics	30,409	3.0	5,062	5.7
Stratford School Holdings, Inc.	Education	30,329	3.0	3,078	3.4
Costal Sunbelt Holding, Inc.	Food Services	30,034	3.0	3,485	3.9
Chase Doors Holdings, Inc.	Manufacturing	28,935	2.9	363	0.4

Total—ten largest investments		425,780	42.2	32,296	36.1
Other portfolio companies		583,925	57.8	57,273	63.9

Total investment portfolio		$1,009,705	100.0%	$89,569	100.0%

As of December 31, 2010, our control companies comprised 30.7% of the fair value of our portfolio and contributed 23.5% of our total revenues during 2010.

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

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to, or lower than, the rates we offer. We generally compete by using our knowledge of our portfolio companies’ business needs, derived from the research, analyses, and interaction by our professional staff with our portfolio companies, to offer the appropriate product-mix coupled with a range of corporate finance services and information that enhances our portfolio companies’ business prospects.

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

ORGANIZATION OF MCG’S INVESTMENT PROFESSIONALS

Our organization includes experienced professionals with the ability to originate, underwrite, finance, syndicate, monitor and exit investments that generate attractive returns. The following bullets describe the key functional teams that are responsible for our investment processes:

•

Deal Teams—Our deal teams are responsible for identifying and performing a preliminary assessment of potential investment opportunities. In addition, the deal team provides assistance and support to our underwriting team. After an investment is approved and funded, the deal teams have continuing ongoing responsibility for monitoring the performance of their respective investments. Under the general direction of our Executive Vice President—Business Development, our deal teams are led by one of our Managing Directors or Deal Sponsors and also include one or more financial analysts, a senior credit manager and a member of our in-house legal staff.

•

Underwriting Teams—Our underwriting teams are responsible for performing an in-depth risk analysis of all potential investments identified by the deal teams. Under the general direction of our Executive Vice President—Risk Management and Underwriting, each of our underwriting teams is led by a Senior Vice President in our Underwriting Department and also include one or more financial analysts and a member of our in-house legal staff.

•

Credit Committee—After the underwriting process is complete, the prospective investment is presented to MCG’s Credit Committee for review and approval. The Credit Committee includes our Chief Executive Officer, Executive Vice President—Business Development, Executive Vice President—Risk Management and Underwriting, and one or more Managing Directors.

•

Investment and Valuation Committee of the Board of Directors—The Investment and Valuation Committee is responsible for reviewing all investments over $30 million and has the discretion to review and approve other investments. Subsequent to the review and funding of an investment, the Investment and Valuation Committee makes recommendations that are used by our board of directors for its quarterly determination of the fair value of our investment portfolio.

The following sections provide additional information on how these teams support the investment process. In addition to the teams described above, we also have a strong infrastructure of professionals that provide accounting, finance, human resources, investor relations, legal, and other services that support our investment professionals and provide other corporate, compliance and governance functions.

BUSINESS DEVELOPMENT

MCG and its predecessors have been active investors in middle-market companies since 1990 and have invested $6.2 billion in 618 transactions. We believe our experience in middle-market investing is a meaningful competitive advantage that we use to operate our business.

Our deal teams identify and source new investments through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner-operators. The deal teams also market to prospective portfolio companies identified through various data services, customized Internet searches and relationships with investment bankers, accountants, lawyers and other professionals. The deal teams also make recommendations for purchasing investments through syndicated or other transactions.

Once we identify a prospective portfolio company, we review the company’s financial reports, business plan, corporate activities and other relevant information that we gather from third-party databases, industry reports and publications. We focus on a company’s fundamental performance against industry conditions and operational benchmarks. We work with our current and prospective portfolio companies to understand their business, as well as the costs and benefits of their corporate development initiatives, opportunities, competition and acceptable risks and returns. This analysis allows us to support our portfolio companies’ corporate development decisions, even in some cases where short-term financial ratios or other metrics may decline temporarily.

RISK ANALYSIS

After we identify a prospective investment, we review the company’s history, organization and product lines. In addition, we analyze the prospective portfolio company’s industry, competition and market share, obsolescence and substitution risk, markets served, legal and regulatory environment and technology. In particular, we analyze:

•

Industry Risks—maturity, cyclicality and seasonality associated with the industries in which we invest, as well as the proportion of our portfolio that is invested in specific industries and individual portfolio companies;

•

Competitive Risks—strengths and weaknesses of prospective portfolio companies relative to their competitors’ pricing, product quality, customer loyalty, substitution and switching costs, brand positioning and capitalization. We also assess the defensibility of a prospect’s market position and its opportunity for increasing market share;

•	Management Risks—track records, industry experience, the prospective portfolio companies respective business plans and management incentives;

•	Regulatory Risks—new and evolving regulations applicable to the BDC industry and industries in which the prospective portfolio companies operate;

•

Customer Concentration and Market Risks—sustainability, stability and opportunities for the growth of the prospective portfolio company’s respective customer bases, including the number and size of its customers, attrition rates and dependence on one or a limited number of customers; and

•	Technology Risks—impact of technological advances in the industries and portfolio companies in which we may invest.

We also assess other attributes that may have a significant impact on the risk of a potential transaction. Quantitative attributes that we evaluate include industry-specific comparisons, such as cash flow margins, product and cash flow diversification, revenue growth rates, cost structure and other operating benchmarks that are derived from historical and projected financial statements. Qualitative attributes we evaluate may include management skill and depth, industry risk, substitution risk, sensitivity to economic cycles, cyclicality, geographic diversification, facilities infrastructure, administration requirements and product quality and ranking.

To assess the risk of a potential investment and to quantify the underlying value of the prospective portfolio company, we employ a series of valuation techniques. We primarily derive enterprise valuations through analyses of comparative public and private market transactions and other data. We also generally prepare discounted cash flow models based on our projections of the future free cash flows of the business and industry derived capital costs. Finally, we look to comparable public companies to benchmark the value of the enterprise using public market data. We generally base enterprise value on current and projected market conditions. Using these methods provides us with multiple views of the value of the enterprise and allows us to calculate certain metrics that we use in both risk assessment and product pricing, such as loan-to-value ratios for our debt investments.

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

As part of our evaluation, the underwriting team prepares an investment memorandum for presentation to our credit committee and the board. When the dollar amount of the proposed investment exceeds certain pre-defined thresholds, the investment memorandum is submitted to our investment and valuation committee of our board of directors for review and approval. The investment memorandum generally consists of:

•	a business description;

•	historical financial analyses, projections and scenario modeling;

•	a risk evaluation specific to the prospective portfolio company’s business and industry, considering the anticipated use of proceeds of our investment;

•	an enterprise valuation to assess the underlying value of the prospective portfolio company, both as an ongoing operation and its value relative to comparable public and private companies; and

•	a description of the capital structure and the investment risk and return characteristics.

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

We generally invest in some combination of the following securities:

•

Senior Debt—We provide cash flow based senior debt in the form of amortizing term loans, bullet maturity term loans, and revolving credit facilities. Senior debt ranks senior in priority of payment to other debt and equity, and benefits from a senior collateral interest in the assets of the borrower. As such, most other creditors rank junior to our investments in these securities in the event of insolvency. Due to its lower risk profile and often more restrictive covenants as compared to other debt, senior secured debt generally earns a lower return.

•

Second Lien Debt—We provide second-lien term loans on a sole-source or participant basis where assets or enterprise-value based borrowing capacity is not readily available within typical senior debt leverage constraints. Second lien debt ranks senior in priority of payment to subordinated debt and equity but subordinated to senior debt. Second lien debt benefits from a collateral interest in the assets of the borrower subordinated to senior debt. As such, other creditors may rank senior to us in the event of insolvency. However, second lien debt ranks senior to subordinated debt and common and preferred equity in a borrower’s capital structure. Due to its higher risk profile and often less restrictive covenants as compared to senior debt, second lien debt generally earns a higher return than senior debt.

•

Secured and Unsecured Subordinated Debt—We invest in secured and unsecured subordinated debt, which may be structured with a combination of current interest, deferred interest or equity-linked components. Subordinated debt ranks subordinate in priority of payment to senior and second lien debt.

Our subordinated debt may not have a collateral interest in the borrower or may have a subordinated collateral interest. As such, other creditors may rank senior to us in the event of insolvency. However, subordinated debt ranks senior to common and preferred equity in a borrower’s capital structure. Due to its higher risk profile and often less restrictive covenants as compared to other loans, subordinated debt generally earns a higher return than other debt.

•

Equity—We invest in minority or control equity positions with private equity partners or on our own. In addition, we may receive warrants to purchase preferred of common stock of a portfolio company related to our debt investments in such portfolio company.

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

We use the following core products to execute our strategy:

•

One-Stop Solution—Our “one-stop” solution, which refers to our ability to provide all of the debt capital in a transaction in separate and distinct securities, enables our portfolio companies to satisfy multiple financing needs from a single capital provider with an efficient diligence, structuring, negotiating and closing process. In a typical “one-stop” transaction, we provide a combination of senior and subordinated debt to the portfolio company and, in certain cases, also acquire an equity interest in the portfolio company. The overall transaction size and product mix are based upon our portfolio company’s needs. In some cases our “one-stop” solution results in a product mix that meets our portfolio company’s needs, but which, we believe, does not optimize the use of our capital. In these cases, we may sell portions of some of the securities to achieve a more optimal mix. Typically, when we sell portions of one of our investments, we continue to service the investment. Thus, these sales are seamless to our portfolio companies. “One-stop” transactions generally provide current interest income on our loans and the opportunity to achieve capital gains on our equity investment, as well as fee income generated through syndication of portions of the investment.

•

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

•

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

•

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

INVESTMENT APPROVAL PROCESS

The credit process for each investment opportunity begins with our deal sponsors, who are responsible for originating transactions, as well as for investment performance, including credit risk, throughout the life cycle of an investment. Deal sponsors provide an initial credit screen based on our investment policies, described herein, and then bring the best opportunities to our credit committee and our underwriting team in a “pipeline meeting.”

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

All of our investments are approved by our credit committee. In addition, investments of over $30 million must also be approved by the investment and valuation committee of our board of directors, of which a super majority of the members are independent directors.

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

INVESTMENT SERVICING

After an investment is approved and funded, we monitor covenant compliance and financial performance in our portfolio investments on an ongoing basis. Our deal teams maintain primary responsibility for monitoring the performance of their respective investments throughout the life of the investment. Our back office operations provide administrative support, including:

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

When our attempts to collect past due principal and/or interest on a loan are unsuccessful, we will perform an analysis to determine the appropriate course of action. In some cases, we may consider restructuring the investment to better reflect the current financial performance of the portfolio company. Such a restructuring may, among other things, involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In connection with a restructuring, we generally receive appropriate compensation from the portfolio company for any increased risk. During the process of monitoring a loan in default, we generally will send a notice of non-compliance outlining the specific defaults that have occurred and preserving our contractual remedies, and initiate a review of the collateral, if any. When a restructuring is not the most appropriate course of action, we generally pursue remedies available to us that minimize potential losses, including initiating foreclosure and/or liquidation proceedings.

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

We may not, however, change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities. The 1940 Act defines a majority of the outstanding voting securities as the lesser of:

i)	67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy; or

ii)	more than 50% of the outstanding shares of such company.

We currently do not anticipate any substantial change in the nature of our business.

Qualifying Assets

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) below. Thus, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions):

a)

is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

i)	is organized under the laws of, and has its principal place of business in, the United States;

ii)

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

iii)	does not have any class of securities listed on a national securities exchange;

b)	is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if:

i)

at the time of the purchase, we own at least 50% of the (x) greatest number of equity securities of such issuer and securities convertible into or exchangeable for such securities; and (y) the greatest amount of debt securities of such issuer, held by us at any point in time during the period when such issuer was an eligible portfolio company; and

ii)	we are one of the 20 largest holders of record of such issuer’s outstanding voting securities; or

c)

is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if the aggregate market value of such company’s outstanding voting and non-voting common equity is less than $250.0 million.

2)	Securities of any eligible portfolio company that we control.

3)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6)	Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company. For the foreseeable future, we do not expect to add new control positions to our portfolio.

Significant Managerial Assistance

In order to count portfolio securities as qualifying assets for the purpose of the 70% test discussed above, a BDC must either control the issuer of the securities or must offer to make available significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock. This amount is reduced to 20% of the BDC’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the BDC’s total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue restricted stock to our employees and directors subject to the above conditions, among others.

Indebtedness and Senior Securities

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes.

Capital Structure

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

1940 Act Code of Ethics

We have adopted and will maintain a code of ethics that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our Amended and Restated Code of Ethics, or 1940 Act Code of Ethics, will generally not permit investments by our employees in securities that may be purchased or held by us. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.

A copy of our 1940 Act Code of Ethics is available at our website at www.mcgcapital.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K. To review the 1940 Act Code of Ethics on our website, click on the Investor Relations page, then select Corporate Information. In addition, you may read and copy the 1940 Act Code of Ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the 1940 Act Code of Ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the 1940 Act Code of Ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent).

We restrict access to non-public personal information about our stockholders to our employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are discussed with our committee that is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Exemptive Relief

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

Other

We will be examined periodically by the SEC for compliance with the Exchange Act and the 1940 Act.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated Mr. Reichert as our Chief Compliance Officer who is responsible for administering these policies and procedures.

Compliance with the Sarbanes-Oxley Act of 2002 and The NASDAQ Global Select Market Corporate Governance Regulations

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. The Sarbanes-Oxley Act has required us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, The NASDAQ Global Select Market has adopted various corporate governance requirements as part of its listing standards. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

Small Business Administration Regulations

In December 2004, we formed Solutions Capital and Solutions Capital G.P., LLC. In September 2007, Solutions Capital received final approval to be licensed as an SBIC. Solutions Capital is able to borrow funds from the SBA against eligible investments and additional deposits to regulatory capital. We have received commitments from the SBA to borrow up to $150.0 million of SBA-guaranteed debentures under the SBIC program, based on our current private capital commitments. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity, but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten year maturities.

The maximum amount of outstanding leverage available to single-license SBIC companies is $150.0 million. The limit may be increased to $225.0 million with the approval of a second SBIC license and the investment of additional regulatory capital. To access the entire $150.0 million, we would have to fund a total of $25.4 million, in addition to the $49.6 million that we had funded through December 31, 2010. There is no assurance that we could draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private capital to eligible small businesses. Under SBA regulations, Solutions Capital is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible “smaller” businesses, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, required capitalization thresholds, and is subject to periodic audits and examinations among other regulations. If Solutions Capital fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit Solutions Capital from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because Solutions Capital subsidiary is our wholly owned subsidiary.

Eligible Small and Smaller Businesses

Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual net income not exceeding $6 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses and invest in the equity securities of such businesses. Once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the business, up and until the time a business offers its securities in a public market. Through Solutions Capital, we plan to provide long-term loans to and equity investments in qualifying small businesses.

Financing Limitations

SBA regulations also include restrictions on a “change of control” of an SBIC or transfers that would result in any person or group owning 10% or more of a class of capital stock (or its equivalent in the case of a partnership) of a licensed SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient earnings and capital, in accordance with SBA regulations. The SBA places certain limits on the financing terms of investments by SBICs in portfolio companies such as limiting the interest rate on debt securities and loans provided to portfolio companies of the SBIC. The SBA also limits fees, prepayment terms and other economic arrangements that are typically charged in lending environments.

SBA Leverage or Debentures

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. SBA current regulations limit the amount that Solutions Capital may borrow to a maximum of $150 million, which is up to twice its regulatory capital. This means that Solutions Capital may access the maximum borrowing if it has $75 million in regulatory capital, which generally equates to the amount of its equity capital paid-in.

Our SBIC subsidiary is subject to regulation and oversight by the SBA. Receipt of an SBIC license does not assure that our SBIC subsidiary will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiary continuing to be in compliance with SBA regulations and policies. Periodically, SBA staff audits Solutions Capital to verify its compliance with SBA regulations.

The SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiary upon an event of default.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

We elected to be treated as a RIC, under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2002, for which the election was effective as of January 1, 2002. As a RIC, we generally do not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which allows us to reduce or eliminate our corporate-level tax liability. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as defined below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, which we collectively refer to as the 90% Distribution Requirement.

TAXATION AS A REGULATED INVESTMENT COMPANY

If we:

•	qualify as a RIC, and

•

distribute each year to stockholders at least 90% of our investment company taxable income (which is defined in the Internal Revenue Code generally as ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses), and 90% of any ordinary pre-RIC built-in gains we recognize between January 1, 2002 and December 31, 2011, less our taxes due on those gains, we will be entitled to deduct and, therefore, will not be subject to U.S. federal income tax on, the portion of our income we distribute or are deemed to distribute to stockholders (other than any built-in gain recognized between January 1, 2002 and December 31, 2011). We will be subject to U.S. federal income tax at the regular corporate rate on any income not distributed (or deemed distributed) to our stockholders. We will be subject to a 4% nondeductible U.S. federal excise tax, or 4% excise tax, to the extent we do not make specified levels of distributions (actually or on a deemed basis) in a timely manner. For calendar years ended December 31, 2010 and earlier, we would have been subject to the 4% excise tax to the extent that we did not distribute (on either an actual or deemed basis): 98% of our ordinary income for each calendar year; 98% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years. Beginning in 2011, we will be subject to the 4% excise tax to the extent that we do not distribute (on either an actual or deemed basis): 98% of our ordinary income for each calendar year; 98.2% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years.

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

•

at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of (i) one issuer, (ii) two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and are engaged in the same or similar or related trades or businesses or (iii) one or more “qualified publicly traded partnerships,” known as the Diversification Tests.

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

If we fail to satisfy the 90% Distribution Requirement or fail to qualify as a RIC in any taxable year, we would be subject to tax in that year on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning before January 1, 2013 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

EMPLOYEES

We believe our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2010, we employed 63 full-time and 3 part-time individuals, including investment, portfolio and operations professionals, in-house counsel and administrative staff, the majority of whom are located in our corporate headquarters in Arlington, Virginia. Our employees are not represented by any collective bargaining unit and we believe our relations with our employees are good.

ITEM 1A.   RISK FACTORS.

Investing in our common stock may be speculative and involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the schedules and exhibits to this Annual Report on Form 10-K. The risks set forth below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Economic downturns or lingering effects of a capital market disruption and recession could impair our portfolio companies’ financial positions and operating results, which could, in turn, harm our operating results.

Many of the companies in which we have made, or may make, investments are, and may continue to be, susceptible to economic downturns or recessions. During the recession that occurred from late 2007 through mid-2009, the stock market declined and has not recovered to pre-recession levels. The U.S. government has acted to restore liquidity and stability to business, taxpayers and the financial system, but there can be no assurance these regulatory programs, stimulus initiatives and tax reductions either will continue or will have a long-term beneficial impact. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity beginning in mid-2009. In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. To the extent that recessionary conditions recur, the economy remains stagnate or the economy fails to return to pre-recession levels, the financial results of middle-market companies, like those in which we invest, may experience deterioration, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

Adverse economic conditions have decreased the value of some of our loans and equity investments and lingering after-effects of these economic conditions, may further decrease such value. These conditions have contributed to, and could continue to contribute to, additional losses of value in our portfolio and decreases in our revenues, net income and net assets. If prolonged, unfavorable or uncertain economic and market conditions could affect the ability of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, merger, recapitalization or initial public offering. Therefore, the number of non-performing assets may increase and the value of one or more of our portfolio companies may decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments.

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

Even though we have structured some of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investments and subordinate all, or a portion, of our claims to that of other creditors. Holders of debt instruments ranking senior to our investments typically would be entitled to receive payment in full before we receive any distributions. After repaying such senior creditors, such portfolio company may not have any remaining assets to use to repay its obligation to us. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances in which we exercised control over the borrower. It is possible that we could become subject to a lender’s liability claim, including claims associated with significant managerial assistance that we may have provided to our portfolio companies

Investing in middle-market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

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

If we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our BDC status.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Thus, we may be precluded from investing in potentially attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. In addition, there is a risk that this restriction could prevent us from making additional investments in our existing portfolio companies, which could cause our position to be diluted. We could also be forced to sell certain of our investments to comply with the 1940 Act, which may result in us receiving significantly less than the current value of such investments.

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

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. For example, as of December 31, 2010, our investments in communications companies represented 14.9% of the fair value of our portfolio. Of the 14.9% investment, 13.0% represented investments in CLECs and 1.9% represented investments in other communications companies. Typically, companies in the communications industries face a variety of risks that could have an adverse impact on their financial performance and fair value, including, but not limited to: competition with both traditional communications companies and other non-traditional service providers; ability to integrate technological developments; managing the obsolescence of their equipment and facility infrastructure; and exposure to natural or man-made disasters.

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

Broadview Network Holdings, Inc., or Broadview, a CLEC serving primarily business customers, is our largest portfolio investment. As of December 31, 2010, we held preferred stock in Broadview with a $103.0 million fair value. As of December 31, 2010, our investment in Broadview represented 10.2% of the fair value of our investment portfolio. If Broadview’s performance deteriorates or valuation multiples contract further in future periods, we may be required to recognize additional unrealized depreciation on this investment. Our ability to recognize income from our investment in Broadview in future periods depends on the performance and value of Broadview.

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

We have experienced a period of capital markets disruption. This disruption has contributed to a decrease in our NAV and stock price, and could have an adverse impact on our business and operations.

Through early 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. Initially, these market conditions were triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. During this period of disruption, the global markets have been characterized by substantially increased volatility, short-selling and an overall loss of investor confidence. While recent economic indicators have shown modest improvements in the capital markets, these indicators could worsen. In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business.

We may be unable to monetize assets in a challenging market environment that may preclude buyers from making investments at the fair values established by our board of directors. We are susceptible to the risk of significant loss, if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations, meet our liability maturities and maintain compliance with our debt covenants. In addition, if the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, pay dividends and could cause us to breach certain covenants in our credit facilities, which could materially impair our business operations. Further asset value degradation may result from circumstances that we may be unable to control, such as a severe decline in the value of the U.S. dollar, a protracted economic downturn or an operational problem that affects third parties or us. Ongoing disruptive conditions could cause our stock price and NAV to decline, restrict our business operations and adversely impact our results of operations and financial condition. As of December 31, 2010, our common stock was trading at $6.97 per share, or at 92.4% of NAV.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of December 31, 2010, approximately 75.5% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and approximately 24.5% of the fair value of our loan portfolio was at fixed rates. The weighted-average LIBOR interest rate was 0.29% as of December 31, 2010. As of December 31, 2010, approximately 61.4% of the fair value of our loan portfolio had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 2.25% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

Our shares of common stock may continue to trade at discounts from NAV, which limits our ability to raise additional equity capital.

Shares of closed-end investment companies frequently trade at a market price that is less than the NAV attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. It is not possible to predict whether our common stock will trade at, above, or below NAV. In the recent past, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock trades below its NAV per share, we generally are unable to issue additional shares of our common stock at the then-current market price without first obtaining approval for such issuance from our stockholders and our independent directors.

If market constraints further prevent us from obtaining additional debt or equity capital, our liquidity could be affected adversely, our business prospects could be impacted negatively, we could lose key employees and our operating results could be affected negatively.

The economic recession in the U.S. resulted in a reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular. The effects of the recession continue to constrain us and other companies in the financial services sector, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow. In addition, the available debt capital may be at a higher cost and/or less favorable terms and conditions. Equity capital is, and may continue to be, difficult to raise because we generally are not able to issue and sell our common stock at a price below NAV per share without stockholder approval. These economic and market conditions and inability to raise capital have had a negative effect on our origination process, curtailed our ability to grow and had a negative impact on our liquidity and operating results. The prolonged inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and have an adverse impact on our operating results.

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

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and, therefore, will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

If we were to continuously fail to qualify as a BDC, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a BDC, see the disclosure under the caption Item 1. Business—Regulation.

We have substantial indebtedness and, if we do not service our debt arrangements adequately, our business could be harmed materially.

As of December 31, 2010, we had $546.9 million of outstanding borrowings under our debt facilities. As of December 31, 2010, the weighted-average annual interest rate on all of our outstanding borrowings was 2.3%, excluding the amortization of deferred debt issuance costs. Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our warehouse financing facility, or SunTrust Warehouse, funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., and our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, these facilities include various affirmative and negative covenants, as well as certain cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could, in certain circumstances, constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period the lenders thereunder would have the ability to, in certain circumstances, accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, in the event of a default on these loans held by the trusts, we bear losses to the extent that the fair value of our collateral exceeds our borrowings. The fair value of our excess collateral was $219.5 million as of December 31, 2010.

Each of our SunTrust Warehouse and our debt securitization through MCG Commercial Loan Trust 2006-1 requires us to maintain credit ratings for each loan in the collateral pools of these facilities as determined by specified international independent rating agencies. We are subject to periodic review and updates of these credit estimates by these rating agencies that could cause portions of the collateral to become disqualified as eligible assets if credit estimates deteriorate. In the event that a portion of the eligible assets becomes disqualified, loan payments that inure to our benefit could be otherwise diverted to reduce outstanding debt within these facilities. Such diversions could be material in amount and could hinder our ability to finance additional loans, operate our business or make distributions to our stockholders. In addition, if credit estimates deteriorate significantly, an event of default or a termination event could be triggered under these facilities, which would entitle the trustee or administrative agent to exercise available remedies, including selling the collateral securing these facilities and applying the proceeds to reduce outstanding borrowings under these facilities.

Under the terms of our unsecured notes, or the Private Placement Notes, we are also subject to financial and operating covenants that restrict our business activities, including our ability to incur certain additional indebtedness, effect debt and stock repurchases in specified circumstances or through the use of borrowings or unrestricted cash, or pay dividends above certain levels.

Decreases in the fair values of our portfolio company investments, which we record as unrealized depreciation, could affect certain covenants in our credit facilities. Our SunTrust Warehouse requires that we maintain a consolidated tangible net worth of not less than $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009. In the event that our investments experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities, pursuant to which our lenders might, among other things, require full and immediate payment. The Private Placement Notes require that we maintain a consolidated stockholders’ equity of $500.0 million for the periods ending as of and after December 31, 2008. As of December 31, 2010, our stockholders’ equity was $578.0 million.

In addition to the credit facility, Solutions Capital has issued SBA debentures that require our SBIC to generate sufficient cash flow to make required interest payments. Further, Solutions Capital must maintain a minimum capitalization that if impaired could materially and adversely affect our liquidity, financial condition and results of operations. Our borrowings under our SBA debentures are collateralized by the assets of Solutions Capital.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common stock, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions until we are in compliance with the 200% threshold requirement. As of December 31, 2010, our asset coverage ratio was 231%.

If we are not able to refinance or renew our debt or are not able to do so on favorable terms, our operations could be affected adversely.

As of December 31, 2010, we had $546.9 million of borrowings. In January 2011, the liquidity facility that supports our SunTrust Warehouse was renewed through January 2013.

Absent any acceleration events, the SunTrust Warehouse matures in January 2014 and the Private Placement Notes mature in October 2011 (with respect to the $17.4 million in notes remaining) and October 2012 (with respect to the $8.7 million in notes remaining). We cannot be certain that we will be able to renew our credit facilities as they mature or to establish new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to renew or refinance such facilities and establish new facilities, at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under such facilities and are declared in default or if we are unable to renew or refinance these facilities, our operations could be affected adversely.

In addition to the SunTrust Warehouse, Solutions Capital has issued SBA debentures that require our SBIC to generate sufficient cash flow to make required interest payments. Further, Solutions Capital must maintain a minimum capitalization that if impaired could materially and adversely affect our liquidity, financial condition and results of operations. Our borrowings under our SBA debentures are collateralized by the assets of Solutions Capital.

Our continued compliance with these requirements depends on many factors, some of which are beyond our control. Material net asset devaluation in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity.

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

In the event that our asset coverage ratio falls below 200%, we will be unable to make distributions until our asset coverage ratio improves. If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level. As of

December 31, 2010, our asset coverage ratio was 231%. From December 2001 through December 31, 2010, we declared distributions totaling $12.15 per common share. Due to the recent market dislocation, we suspended our distributions from the third quarter of 2008 through the first quarter of 2010. We reinstated our distribution on April 29, 2010 and have continued to declare quarterly dividend since that time; however, there can be no assurance that distributions will continue in the future.

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

While currently it is not our intention to do so, we may in the future elect to distribute taxable dividends that are payable, in part, in shares of our common stock. Under an IRS revenue procedure, we may treat a distribution of our stock payable with respect to our taxable years ending on or before December 31, 2011, as a taxable dividend if, among other things, our stock is publicly traded on an established securities market and each stockholder may elect to receive his or her entire distribution in either cash or our stock subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which must be at least 10% of the aggregate declared distribution. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as a long-term capital gain to the extent such distribution is properly designated as a capital gain dividend). As a result, a U.S. stockholder may be required to pay tax with respect to such distribution in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. income taxes with respect to such distribution, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders decide to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

In accordance with applicable tax laws and regulations, we include in taxable income certain amounts that we have not yet received in cash, such as contractual paid-in-kind, or PIK, interest, interest on loans that are on non-accrual status and original issue discount. PIK interest represents contractual interest added to the loan balance and due at the end of the loan term. We include increases in loan balances resulting from contracted PIK arrangements in taxable income, in advance of receiving cash payment. For certain of our loans that are on non-accrual status, we may recognize income for tax purposes for which we are not currently receiving payments. In addition, we hold debt instruments that have original issue discount, which may arise if we receive warrants in connection with the issuance of a debt instrument or in other circumstances. We are required to include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Since we may recognize income before, or without, receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain tax benefits as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and, thus, be subject to corporate-level income tax.

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

Our wholly owned subsidiary, Solutions Capital I, L.P., is licensed to operate as an SBIC and is regulated by the SBA. The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically, by an SBA examiner, to determine the SBIC’s compliance with the relevant SBA regulations, and be audited by an independent auditor.

Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average net income after federal income taxes not exceeding

$6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses and invest in the equity securities of such businesses. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause our SBIC subsidiary to forego attractive investment opportunities that are not permitted under SBA regulations.

SBA regulations currently limit the amount that a single-license SBIC subsidiary may borrow up to a maximum of $150.0 million when it has at least $75.0 million in private capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2010, our SBIC subsidiary had investments in 12 portfolio companies with a total fair value of $144.8 million.

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

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the SBIC Act and SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our status as a RIC. If our SBIC is unable to make sufficient distributions to us to allow us to make the required annual distributions to maintain our status as a RIC, and we are not able to obtain cash from other sources, we may fail to qualify as a RIC and, thus, be subject to corporate-level income tax.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Reform Act became effective on July 21, 2010, although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Act or its implementing regulations will have on our business, results of operations or financial condition.

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

Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation dividing our board of directors into three classes with the term of one class expiring at each annual meeting of stockholders. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Neither we nor any of our subsidiaries own any facilities or real estate. However, during 2010 we leased 39,574 square feet of office space in Arlington, Virginia for our corporate headquarters and 6,758 square feet in Richmond, Virginia for certain administrative operations. We also leased office space in California and Georgia that is no longer used by MCG, all of which has been sublet to third-parties.

ITEM 3.   LEGAL PROCEEDINGS.

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We appealed the proposed changes and reached a settlement with the IRS in the fourth quarter of 2010. As a result of this settlement, we will pay approximately $0.8 million in federal and state tax, interest and penalties. We accrued the settlement expenses prior to 2010. In 2009 and 2007 we accrued $0.2 million and $0.3 million, respectively, of estimated tax expense, and during 2009 and 2008 we recorded $0.1 million and $0.2 million, respectively, of estimated interest and penalties in general and administrative expense. All federal tax years subsequent to 2005 remain open to examination by the IRS.

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

ITEM 4.   RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

                SECURITIES.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MCGC.” The following table sets forth the high and low last sales prices of our common stock for the periods indicated, as reported on the NASDAQ Global Select Market:

	Years ended December 31,
	2010		2009
Quarter Ended	High	Low	High	Low
March 31	$5.64	$4.42	$1.70	$0.49
June 30	$6.84	$4.68	$2.61	$1.25
September 30	$6.06	$4.69	$4.19	$2.20
December 31	$7.36	$5.90	$4.91	$3.92

Holders

On February 28, 2011 we had approximately 146 holders of record and approximately 20,307 beneficial holders of our common stock.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

As part of our dividend reinvestment plan for our common stockholders, we may direct the plan administrator to purchase shares of our common stock on the open market to satisfy dividend reinvestment requests related to dividends that we pay on outstanding shares of our common stock. In addition, for certain employees, we may be deemed to have purchased through the net issuance of shares, a portion of the shares of restricted stock previously issued under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, for which the forfeiture provisions have lapsed to satisfy the respective employee’s income tax withholding obligations. We retire immediately all such shares of common stock that we purchase in connection with such net issuance to employees. The following table summarizes the shares of common stock that we have purchased during each of the three months ended December 31, 2010.

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – 31, 2010
Dividend reinvestment requirements(a)	9,182	$5.95	(b)	n/a	n/a
Restricted stock vesting(c)	44,295	$6.27	(d)	n/a	n/a

Total October 1 – 31, 2010	53,477	$6.22		n/a	n/a

November 1 – 30, 2010
Restricted stock vesting(c)	28,439	$6.64	(d)	n/a	n/a

December 1 – 31, 2010
Restricted stock vesting(c)	15,722	$6.97	(d)	n/a	n/a

Total	97,638	$6.46		n/a	n/a

(a)	Represents stock purchased on the open market to satisfy dividend reinvestment requests related to the dividend we paid on October 4, 2010.
(b)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.
(c)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.
(d)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.

Distribution Policy

As a BDC that has elected to be treated as a RIC, we generally must distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built-in gains that we recognize in order to deduct distributions made (or deemed made) to our stockholders. In addition, for calendar years ended December 31, 2010 and earlier, we were subject to a 4% excise tax to the extent that we did not distribute (actually or on a deemed basis): 98% of our ordinary income for each calendar year; 98% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years. Beginning in 2011, we will be subject to the 4% excise tax to the extent that we do not distribute (actually or on a deemed basis): 98% of our ordinary income for each calendar year; 98.2% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years.

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

The following table summarizes our distributions declared since January 1, 2009:

Date Declared	Record Date	Payment Date	Amount
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
May 4, 2010	June 2, 2010	July 2, 2010	$0.11

We incurred certain losses for tax purposes in 2009 that we recognized for book purposes during 2008, which reduced our statutorily required distribution to zero in 2009. We will make decisions with respect to the actual level of 2011 distributions on a quarter-by-quarter basis during 2011, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio at the time of such decision. For additional information about our distributions, see the Liquidity and Capital Resources section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

Stock Performance Graph

The following comparative stock performance graph compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2005 through December 31, 2010, in each of: i) our common stock; ii) the Russell 2000 Index; and iii) the NASDAQ Financial 100 Index (capitalization weighted).

The information included under the heading Stock Performance Graph in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed,” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Exchange Act.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth in the following table with respect to our statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes below and to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing DNOI and (loss) earnings per common share basic and diluted. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto found at Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,

(in thousands, except per share and other period-end data)	2010	2009	2008	2007	2006

Income statement data
Revenue	$89,569	$99,834	$135,365	$187,119	$154,393
Net operating income before investment (loss) gain and income tax provision (benefit)	40,565	38,188	56,090	101,918	83,644
Net investment (loss) gain	(54,819)	(94,353)	(257,601)	(12,887)	20,017
Distributable net operating income (“DNOI”)(a)	44,907	45,915	66,902	110,942	87,114
Net (loss) income	(13,072)	(51,059)	(191,245)	86,636	100,949

Per common share data
Net operating income before investment (loss) gain and income tax provision (benefit) per weighted-average common share—basic and diluted	$0.54	$0.51	$0.78	$1.55	$1.46
DNOI per weighted-average common share—basic and diluted(a)	$0.60	$0.61	$0.93	$1.69	$1.52
(Loss) earnings per weighted-average common share—basic and diluted	$(0.17)	$(0.68)	$(2.65)	$1.32	$1.76
Cash dividends declared per common share	$0.37	$—	$0.71	$1.76	$1.68

Selected period-end balances
Investment portfolio balance
Fair value	$1,009,705	$986,346	$1,203,148	$1,545,090	$1,248,073
Cost	1,245,673	1,154,924	1,470,123	1,564,401	1,233,166
Total assets	1,145,277	1,191,149	1,312,434	1,637,581	1,319,268
Borrowings	546,882	557,848	636,649	751,035	521,883
Total stockholders’ equity	578,016	615,683	658,911	834,689	753,137
Net asset value per common share outstanding(b)	$7.54	$8.06	$8.66	$12.73	$12.83

Other period-end data
Average size of investment
Fair value	$14,221	$16,718	$17,188	$19,075	$15,037
Cost	17,545	19,575	21,002	19,314	14,857
Number of portfolio companies	71	59	70	81	83
Number of employees	66	64	73	95	85

Reconciliation of DNOI to net operating income before investment (loss) gain and income tax provision (benefit)
Net operating income before investment (loss) gain and income tax provision (benefit)	$40,565	$38,188	$56,090	$101,918	$83,644
Amortization of employee restricted stock awards	4,342	7,727	6,961 (c)	9,024	3,470
Goodwill impairment	—	—	3,851	—	—

DNOI	$44,907	$45,915	$66,902	$110,942	$87,114

Weighted-average common shares outstanding—basic and diluted	75,422	74,692	72,254	65,606	57,222

Shares outstanding at end of year	76,662	76,394	76,075	65,587	58,694

(a)

DNOI is net operating income before investment (loss) gain and income tax (benefit) provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards and goodwill impairment. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization and goodwill impairment charges, which represents an expense, but does not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income which are generally not payable in cash on a regular basis but, rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

(b)	Based on common shares outstanding at period-end.
(c)

Includes $106 of amortization of employee restricted stock awards associated with our corporate restructuring in 2008. These expenses were reported as general and administrative expenses on our Consolidated Statements of Operations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and Other Data, and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; the cause of unrealized losses; the performance of our current and former portfolio companies; our decision to make dividend distributions during 2011 based on the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio; the reduction of investments in equity securities to no more than 10% to 20% of the fair value of our portfolio over the next few years; our expectations regarding the origination of new loans, the monetization of lower-yielding investments and controlling corporate overhead and the effect of these initiatives will have on our operating performance, including our distributable net operating income; our belief that our inability to access the equity markets has impacted our debt capital market access; our expectation that we can increase stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities; our plans to improve the returns on our debt and equity portfolio by improving the operating performance or by multiple expansion of our investments; the limitation of future investing activities principally to debt investments until such time that we have further narrowed the valuation gap between our stock price; our level of investments in control companies beyond those that are currently in our portfolio; our underwriting process relative to macro economic conditions; our intentions to issue equity in the future that is accretive to our business and will contribute to our future growth; the timing of, and our ability to, repurchase equity, additional debt securities and make stockholder distributions; the sufficiency of liquidity to meet 2011 operating requirements, as well as new origination opportunities and potential dividend distributions during the upcoming year; our ability to fund requests to draw on unfunded commitments to our portfolio companies; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part I of this Annual Report on Form 10-K.

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

Description of Business

We are a solutions-focused commercial finance company providing capital and advisory services to middle-market companies throughout the United States. We make debt and equity investments primarily in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization, or EBITDA, of $3 million to $25 million, which we refer to as “middle-market” companies. Generally, our portfolio companies use our capital investment to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We identify and source new portfolio companies through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner operators. We may also purchase rated syndicated private debt in larger companies through our on-balance sheet securitization trust. We use our Commercial Loan Trust 2006-1 borrowing facility primarily to fund these investments in syndicated private debt, while we use borrowings under our Small Business Investment Company, or SBIC, to fund unitranche, second lien and subordinated debt investments.

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

Recent Developments

During 2010, the United States economy continued to recover from the effects of the recent recession that ended in mid-2009. Leading economic indicators, coupled with recent tax-related legislation enacted by Congress in late 2010, are indicative that the economic recovery may continue into 2011. Although the economy has not yet recovered to pre-recession levels, we are cautiously optimistic of the potential for future economic growth.

Despite the progress that has been made to-date toward restoring the economy, the effects of the recession continue to linger. European credit issues have destabilized the global markets, government sponsored stimulus measures, such as the tax credit for first time home buyers, have expired and the fear of increased regulations and municipal fiscal crises have contributed to a high unemployment rate. The availability of debt and equity capital continues to be constrained. Generally, the limited amount of available debt financing in the capital markets has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available prior to the recession. Equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity beginning the second half of 2009 and continuing into 2010. As we enter 2011, we continue to be constrained by the limited availability of debt and equity capital. Further, we did not receive approval from our stockholders to sell equity below our net asset value at our most recent stockholders meeting. We believe that our inability to access the equity capital markets has also impacted our ability to access the debt capital markets, as lenders are reluctant to extend credit without equity capital access.

During 2009 and continuing into 2010, we began to implement a strategic plan designed to establish a foundation for us to reposition our company in future years to close the gap between share price and net asset value, or NAV, and to enhance stockholder value. Initially, in late 2009 and early 2010, we focused our strategic plan on preserving capital, monetizing lower-yielding investments and deleveraging our balance sheet. As we transitioned into the next phase of our strategic plan in mid-2010, we began to redeploy the capital from these monetizations, cash in securitized and restricted accounts and capital available in certain of our borrowing facilities into 25 new investments totaling $254.9 million.

To date, the implementation of this strategic plan has: increased our net operating income during the twelve months ended December 31, 2010 by $2.4 million, or 6.2%, over the same period in 2009; increased the market price of our stock from $4.32 at December 31, 2009 to $6.97 at December 31, 2010; allowed us to reinstate our dividend distributions beginning in the second quarter of 2010; and expanded our portfolio to include higher-yielding investments that are consistent with our risk and underwriting standards.

As we move into 2011, we expect to continue to reduce our equity investments to no more than 10% to 20% of the fair value of our portfolio over the next few years. We also expect to continue to originate higher-yielding investments in portfolio companies that meet our risk and underwriting standards. As of December 31, 2010, we had $116.6 million of cash and cash equivalents and cash in secured and restricted accounts that we could use to fund our new investments, operating requirements and dividend distributions. We had $50.0 million of borrowing capacity available under our Series 2006-1 Class A-2 Notes, and we had $6.0 million of funded capacity to originate new investments in Solutions Capital, subject to approval by the SBA. In January 2011, the SBA increased its total commitment for potential borrowings from $130.0 million to $150.0 million. To access the full $150.0 million SBA commitment, we would have to fund $25.4 million in addition to the $49.6 million that we had funded through December 31, 2010. In January 2011, we also obtained a liquidity renewal from SunTrust Bank for our SunTrust Warehouse, and amended this facility to provide for a final maturity of January 2014. The following section provides an overview of our results of operations for 2010. A more detailed discussion of our results of operations for 2010 is included in the Comparison of the Years Ended December 31, 2010 and 2009 that begins on page 42.

Overview of Results of Operations

During 2010, we reported a net loss of $13.1 million, or $0.17 per diluted share, compared to a net loss of $51.1 million, or $0.68 per diluted share, during 2009. This decrease in net loss resulted primarily from a $39.5 million decrease in our net investment loss and a $2.4 million increase in net operating income, partially offset by a $2.0 million decrease on the gain on extinguishment of debt and a $1.9 million increase in our income tax provision.

Our net operating income during 2010 was $40.6 million, or $0.54 per diluted share, compared to $38.2 million, or $0.51 per diluted share, during 2009. This $2.4 million, or 6.2%, increase from the comparable period in 2009 reflects a $6.6 million, or 28.0%, decrease in interest expense, primarily resulting from decreases in average LIBOR interest rates and our average borrowing balance. In addition, compensation expense and other general and administrative expense decreased by $6.1 million, or 15.9%, primarily because of our continuing emphasis on controlling corporate overhead and the timing of the recognition of certain stock-based compensation. These expense reductions were offset by a $10.3 million, or 10.3%, reduction in revenue, which primarily reflects a decrease in our average loan balance and the net impact of loans on non-accrual status.

During 2010, we realized $11.9 million of gains on our investments primarily resulting from the monetization and repayment of certain investments during the year. In addition, we recorded $66.7 million of net unrealized depreciation during the year, which primarily resulted from $36.0 million of unrealized depreciation on our investment in Broadview Network Holdings, Inc., or Broadview, as a result of our estimate of the fair value of this investment. In addition, we recorded $28.0 million of unrealized depreciation on our investment in Jet Plastica Investors, LLC, or Jet Plastica, primarily attributable to decreases in the performance and valuation multiples of that company.

A more detailed discussion of our results of operations for 2010 is included in the Comparison of the Years Ended December 31, 2010 and 2009 that begins on page 42. We expect to continue to originate new loans, monetize lower-yielding investments and control corporate overhead. We believe that these efforts will continue to improve our operating performance, including our distributable net operating income.

Portfolio Composition

As of December 31, 2010, the fair value of our investment portfolio was $1,009.7 million, which represents a $23.4 million, or 2.4%, increase from the $986.3 million fair value as of December 31, 2009. The following sections describe the composition of our investment portfolio as of December 31, 2010 and 2009 and describe key changes in our portfolio during 2010 and 2009.

The following table summarizes the composition of our investment portfolio at fair value:

	December 31, 2010		December 31, 2009

(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio

Debt investments
Senior secured debt	$555,667	55.0%	$379,457	38.5%
Subordinated debt
Secured	190,309	18.9	275,398	27.9
Unsecured	12,321	1.2	30,618	3.1

Total debt investments	758,297	75.1	685,473	69.5

Equity investments
Preferred equity	218,690	21.7	257,984	26.2
Common/common equivalents equity	32,718	3.2	42,889	4.3

Total equity investments	251,408	24.9	300,873	30.5

Total investments	$1,009,705	100.0%	$986,346	100.0%

Our debt instruments bear contractual interest rates ranging from 3.0% to 17.6%, a portion of which may be deferred. As of December 31, 2010, approximately 75.5% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 24.5% of the fair value of our loan portfolio was at fixed rates. As of December 30, 2010, approximately 61.4% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 2.25% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

The following table summarizes our investment portfolio by industry at fair value:

	December 31, 2010		December 31, 2009

(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio

Telecommunications—CLEC	$131,178	13.0%	$170,129	17.2%
Communications—other	19,729	1.9	18,020	1.8
Cable	92,467	9.2	128,386	13.0
Business services	87,897	8.7	54,550	5.6
Healthcare	76,358	7.6	100,278	10.2
Food services	73,407	7.3	70,035	7.1
Manufacturing	54,178	5.4	—	—
Broadcasting	53,996	5.3	52,255	5.3
Education	43,704	4.3	24,127	2.5
Sporting goods	42,886	4.2	39,103	4.0
Technology	35,327	3.5	27,595	2.8
Plastic products	33,633	3.3	57,449	5.8
Leisure activities	32,216	3.2	14,186	1.4
Electronics	30,409	3.0	42,082	4.3
Logistics	28,036	2.8	31,694	3.2
Insurance	24,993	2.5	22,815	2.3
Publishing	22,543	2.2	13,998	1.4
Information services	17,940	1.8	6,985	0.7
Home furnishings	17,151	1.7	21,050	2.1
Auto parts	16,959	1.7	8,720	0.9
Diversified financial services	12,489	1.2	1,836	0.2
Entertainment	11,782	1.2	906	0.1
Restaurants	11,150	1.1	—	—
Consumer products	9,016	0.9	18,665	1.9
Other media	7,430	0.7	10,415	1.1
Laboratory instruments	—	—	34,790	3.5
Other(a)	22,831	2.3	16,277	1.6

Total	$1,009,705	100.0%	$986,346	100.0%

(a)	No individual industry within this category exceeds 1%.

As of December 31, 2010, approximately 14.9% of the fair value of our investment portfolio was composed of investments in the communications industry. The 14.9% included 13.0% invested in Competitive Local Exchange Carriers, or CLECs, and 1.9% invested in other communications companies, including an incumbent local exchange carrier, a paging service and a telecommunications tower company. As of December 31, 2009, approximately 19.0% of the fair value of our investment portfolio was composed of investments in the communications industry, including 17.2% invested in CLECs, and 1.8% invested in other communications companies. For the years ended December 31, 2010 and 2009, our portfolio companies in the communications industry contributed $4.0 million, or 4.4%, and $4.4 million, or 4.4%, respectively, of our total revenues.

As of December 31, 2010, our ten largest portfolio companies represented approximately 42.2% of the total fair value of our investments. These ten companies accounted for approximately 36.1% of our total revenue during the year ended December 31, 2010. Our investment in Broadview, a CLEC that we control, represents our single largest investment. As of December 31, 2010 and 2009, the fair value of our investment in Broadview represented $103.0 million and $138.8 million, or 10.2% and 14.1%, respectively, of the fair value of our investment portfolio. We did not accrete any dividends with respect to our investment in Broadview during the years ended December 31, 2010 or 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for this investment.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Investments at Fair Value				Revenue for the years ended

	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009

(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue

Industry
Communications	$150,907	14.9%	$188,149	19.0%	$3,957	4.4%	$4,391	4.4%
Cable	92,467	9.2	128,386	13.0	9,753	10.9	11,036	11.1
Healthcare	76,358	7.6	100,278	10.2	10,754	12.0	11,593	11.6
Food services	73,407	7.3	70,035	7.1	10,911	12.2	11,553	11.6

CHANGES IN INVESTMENT PORTFOLIO

During the year ended December 31, 2010, we completed $320.3 million of originations and advances, including originations to 24 new portfolio companies and 12 originations and advances to existing portfolio companies, compared to $82.6 million of originations and advances during the year ended December 31, 2009. The following table summarizes our total portfolio investment activity during the years ended December 31, 2010 and 2009:

	Years ended December 31,

(in thousands)	2010	2009

Beginning investment portfolio	$986,346	$1,203,148
Originations and advances	320,267	82,640
Gross payments, reductions and sales of securities	(239,668)	(207,203)
Net gain (loss)	11,756	(96,681)
Net unrealized depreciation	(52,111)	(191,820)
Reversals of unrealized (appreciation) depreciation	(15,279)	195,078
Origination fees and amortization of unearned income	(1,606)	1,184

Ending investment portfolio	$1,009,705	$986,346

Originations and Advances

The following table shows our originations and advances during the years ended December 31, 2010 and 2009 by security type:

	00000000	00000000	00000000	00000000
	Years ended December 31,

	2010		2009

(dollars in thousands)	Amount	% of Total	Amount	% of Total

Debt investments
Senior secured debt	$259,541	81.0%	$51,036	61.8%
Subordinated debt
Secured	37,490	11.7	16,011	19.4
Unsecured	13,240	4.2	3,900	4.7

Total debt investments	310,271	96.9	70,947	85.9

Equity investments
Preferred equity	9,279	2.9	11,693	14.1
Common/common equivalents equity	717	0.2	—	—

Total equity investments	9,996	3.1	11,693	14.1

Total originations and advances	$320,267	100.0%	$82,640	100.0%

Repayments, Sales and Other Reductions of Investment Portfolio

The following table shows our gross payments, sales and other reductions of securities during the years ended December 31, 2010 and 2009 by security type:

	00000000	00000000	00000000	00000000
	Years ended December 31,

	2010		2009

(dollars in thousands)	Amount	% of Total	Amount	% of Total

Debt investments
Senior secured debt	$88,252	36.8%	$89,097	43.0%
Subordinated debt
Secured	66,473	27.7	46,365	22.4
Unsecured	31,618	13.2	—	—

Total debt investments	186,343	77.7	135,462	65.4

Equity investments
Preferred equity	27,832	11.6	67,259	32.5
Common/common equivalents equity	25,493	10.7	4,482	2.1

Total equity investments	53,325	22.3	71,741	34.6

Total gross payments, sales and other reductions of securities	$239,668	100.0%	$207,203	100.0%

During the years ended December 31, 2010 and 2009, our gross payments, sales and other reductions of securities by transaction type included:

	Years ended December 31,

(in thousands)	2010	2009

Principal repayments and loan sales	$125,035	$95,535
Sale of equity investments	49,356	63,327
Scheduled principal amortization	42,488	37,713
Collection of accrued paid-in-kind interest and dividends	22,789	10,628

Total gross payments, sales and other reductions of securities	$239,668	$207,203

As shown in the following table, during the year ended December 31, 2010, we monetized all, or part of, investments in 14 portfolio companies with proceeds totaling $175.0 million:

	00000000	00000000	00000000	00000000
	Year ended December 31, 2010

(in thousands)	Principal Repayments	Sale of Equity Investments	PIK Interest and Dividend Prepayments	Total

Monetizations
JetBroadband Holdings, LLC	$23,100	$16,624	$9,423	$49,147
MCI Holdings, LLC	29,200	12,531	3,674	45,405
Quantum Medical Holdings, LLC	32,829	1,758	405	34,992
Velocity Technology Enterprises, Inc.	12,859	—	—	12,859
BLI Holdings, Inc.	10,393	—	—	10,393
Sorenson Communications, Inc.	7,825	—	—	7,825
B&H Education, Inc.	—	4,677	733	5,410
Rural/Metro Operating Company, LLC	2,628	—	—	2,628
Amerifit Nutrition, Inc.	2,567	—	—	2,567
The Matrixx Group, Incorporated	1,500	—	1,054	2,554
Dayton Parts Holdings, LLC	—	975	46	1,021
WebMediaBrands Inc.	—	133	—	133
MTP Holdings, LLC	—	55	—	55
ValuePage, Inc.	50	—	—	50

Total monetizations	122,951	36,753	15,335	175,039
Other scheduled payments	44,572	12,603	7,454	64,629

Total gross payments, sales and other reductions of investment portfolio	$167,523	$49,356	$22,789	$239,668

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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of December 31, 2010 and December 31, 2009:

(dollars in thousands)	December 31, 2010			December 31, 2009

Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio

1	$330,605	(a)	32.7%	$573,231	(a)	58.1%
2	370,694		36.7	125,222		12.7
3	173,447		17.2	271,447		27.5
4	112,811		11.2	3,394		0.4
5	22,148		2.2	13,052		1.3

Total	$1,009,705		100.0%	$986,346		100.0%

(a)	As of December 31, 2010 and 2009, Investment Rating “1” included $112.2 million and $218.6 million, respectively, of loans to companies in which we also hold equity securities.

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

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at cost, as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009

(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio

Loans greater than 90 days past due
On non-accrual status	$10,388	1.18%	$22,377	2.91%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$10,388	1.18%	$22,377	2.91%

Loans on non-accrual status
0 to 90 days past due	$128,989	14.69%	$60,629	7.89%
Greater than 90 days past due	10,388	1.18	22,377	2.91

Total loans on non-accrual status	$139,377	15.87%	$83,006	10.80%

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009

(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio

Loans greater than 90 days past due
On non-accrual status	$6,157	0.81%	$6,049	0.88%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$6,157	0.81%	$6,049	0.88%

Loans on non-accrual status
0 to 90 days past due	$19,835	2.62%	$19,575	2.86%
Greater than 90 days past due	6,157	0.81	6,049	0.88

Total loans on non-accrual status	$25,992	3.43%	$25,624	3.74%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2009 through December 31, 2010:

	Year ended December 31, 2010

(In thousands)	Cost	Fair Value

Non-accrual loan balance as of December 31, 2009	$83,006	$25,624

Additional loans on non-accrual status—by industry
Business Services	3,470	3,348
Communications-CLEC (competitive local exchange carriers)	1,002	675
Consumer products	24,640	13,257
Plastic products	36,922	4,225

Total additional loans on non-accrual status	66,034	21,505
Loans returned to accrual status—broadcasting	(2,799)	(2,963)
Advances to companies on non-accrual status	6,050	—
Loans converted to equity	(7,255)	—
Payments received on loans on non-accrual status	(1,258)	(1,258)
Change in unrealized loss on non-accrual loans	—	(12,515)
Realized loss on non-accrual loans	(4,401)	(4,401)

Total change in non-accrual loans	56,371	368

Non-accrual loan balance as of December 31, 2010	$139,377	$25,992

RESULTS OF OPERATIONS

The following section compares our results of operations for the year ended December 31, 2010 compared to 2009.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following table summarizes the components of our net loss for the years ended December 31, 2010 and 2009:

	Years ended December 31,		Variance

(dollars in thousands)	2010	2009	$	Percentage

Revenue
Interest and dividend income
Interest income	$76,625	$88,309	$(11,684)	(13.2)%
Dividend income	7,368	6,149	1,219	19.8
Loan fees	2,536	2,848	(312)	(11.0)

Total interest and dividend income	86,529	97,306	(10,777)	(11.1)
Advisory fees and other income	3,040	2,528	512	20.3

Total revenue	89,569	99,834	(10,265)	(10.3)

Operating expenses
Interest expense	16,891	23,444	(6,553)	(28.0)
Employee compensation
Salaries and benefits	16,275	14,825	1,450	9.8
Amortization of employee restricted stock	4,342	7,727	(3,385)	(43.8)

Total employee compensation	20,617	22,552	(1,935)	(8.6)
General and administrative expense	11,496	15,650	(4,154)	(26.5)

Total operating expenses	49,004	61,646	(12,642)	(20.5)

Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit)	40,565	38,188	2,377	6.2

Net investment loss before income tax provision (benefit)	(54,819)	(94,353)	39,534	41.9
Gain on extinguishment of debt before income tax provision (benefit)	2,983	5,025	(2,042)	(40.6)

Income tax provision (benefit)	1,801	(81)	1,882	NM

Net loss	$(13,072)	$(51,059)	$37,987	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During 2010, our total revenue was $89.6 million, which represents a $10.3 million, or 10.3%, decrease from 2009. This decline was composed primarily of an $11.7 million, or 13.2%, decrease in interest income and a $0.3 million, or 11.0%, decrease in loan fees. These decreases were partially offset by a $1.2 million, or 19.8%, increase in dividend income; and a $0.5 million, or 20.3%, increase in advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the year ended December 31, 2010.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During 2010, the total yield on our average debt portfolio at fair value was 11.7% compared to 11.9% during 2009. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the years ended December 31, 2010 and 2009:

	Years ended December 31,

	2010	2009

Average 90-day LIBOR	0.3%	0.7%
Spread to average LIBOR on average loan portfolio	12.1	11.9
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	0.1
Impact of non-accrual loans	(0.8)	(0.8)

Total yield on average loan portfolio	11.7%	11.9%

During 2010 interest income was $76.6 million, compared to $88.3 million during 2009, which represented an $11.7 million, or 13.2%, decrease. This decrease reflected a $10.3 million decrease resulting from a reduction in our average loan balance, a $2.7 million decrease resulting from a 35 basis point reduction in average LIBOR and a $3.1 million decrease in interest income resulting from the net impact of loans that were on non-accrual status during 2010 that were accruing interest during 2009. These decreases were partially offset by a $3.6 million increase in interest income resulting from a 10 basis point increase in our spread to LIBOR and a $0.8 million increase in interest income resulting from the impact of interest rate floors.

PIK Income

Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the loan balance. PIK may be prepaid by either contract or the portfolio company’s choice, but generally is paid at the end of the loan term. The following table shows the PIK-related activity for 2010 and 2009, at cost:

	Years ended December 31,

(in thousands)	2010	2009

Beginning PIK loan balance	$33,436	$26,354
PIK interest earned during the period	12,652	15,583
Interest receivable converted to PIK	3,736	3,274
Payments received from PIK loans	(18,819)	(2,214)
PIK converted to other securities	(82)	(9,262)
Realized loss	—	(299)

Ending PIK loan balance	$30,923	$33,436

As of December 31, 2010 and 2009, we were not accruing interest on $7.4 million and $4.3 million, respectively, of the PIK loans, at cost, shown in the preceding table.

On July 30, 2010, JetBroadband Holdings, LLC, or JetBroadband, sold substantially all of its assets to Shentel Cable Company, a wholly owned subsidiary of Shenandoah Telecommunications Company. Our cash proceeds in connection with the exit of this investment included $8.5 million of payments received from PIK loans. In addition, during the year ended December 31, 2010, we received a $3.8 million cash repayment of PIK from NDSSI Holdings, LLC, a $3.7 million cash repayment of PIK related to the payoff of subordinated debt from MCI Holdings LLC, a $1.1 million cash payment of PIK from The Matrixx Group, Incorporated and PIK payments totaling $1.7 million from 15 other portfolio companies.

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

The following table summarizes our dividend activity for 2010 and 2009:

	Years ended December 31,

(in thousands)	2010	2009

Beginning accrued dividend balance	$88,898	$91,770
Dividend income earned during the period	7,368	6,149
Dividend collections	(3,970)	(8,414)
Accrued dividends converted to other securities	—	(607)
Realized loss	(1,315)	—

Ending accrued dividend balance	$90,981	$88,898

During 2010, our dividend income was $7.4 million, which represented a $1.2 million, or 19.8%, increase from 2009. Dividend income increased as a result of Stratford School Holdings, Inc. paying a $1.9 million dividend in December 2010, which resulted in $1.5 million more dividends than we had accreted for this investment. Dividend income also increased $1.9 million primarily because of improvements in the fair values of certain equity investments and because the fair value of four existing portfolio companies improved sufficiently to support the accretion of dividends. These increases were partially offset by a decrease in dividend income of $1.5 million primarily as a result of the sale of three dividend-producing investments—Coastal Sunbelt, LLC, LMS Intellibound Investors, LLC and B&H Education, Inc. In addition, dividend income decreased $0.7 million because we ceased accreting dividends on two investments because the fair value of these investments as of December 31, 2010 did not support the accretion of additional dividends.

LOAN FEES

Loan fees include origination fees on loans that we defer and amortize into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary. During 2010, our loan fees decreased $0.3 million, or 11.0%.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During 2010, we earned $3.0 million of advisory fees and other income, which represented a $0.5 million, or 20.3%, increase from 2009. This increase was due primarily to a $0.9 million increase in advisory fees earned in conjunction with origination activity and a $0.2 million increase from interest on the average balance of cash that we maintained in our bank accounts. These increases were partially offset by a $0.6 million decrease in management fees generated from our portfolio companies.

TOTAL OPERATING EXPENSES

Total operating expenses include interest, employee compensation and general and administrative expenses. During 2010, we incurred $49.0 million of operating expenses, representing a $12.6 million, or 20.5%, decrease from the prior year. This decrease was composed of: a $6.6 million decrease in interest expense; a $4.1 million decrease in general and administrative expense; and a $1.9 million decrease in employee compensation expenses. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During 2010, we incurred $16.9 million of interest expense, which represented a $6.6 million, or 28.0%, decrease from 2009. The previously described reduction in average LIBOR from 0.7% in 2009 to 0.3% in 2010 resulted in a $2.1 million decrease in interest expense. In addition, a decrease in average borrowing balances resulted in a $1.8 million decrease in interest expense and our amortization of debt costs decreased $1.4 million. Furthermore, a narrowing of the interest rate spread from 2.5% during 2009 to 2.3% 2010, decreased interest expense by $1.3 million.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During 2010, our employee compensation expense was $20.6 million, which represented a $1.9 million, or 8.6%, decrease from 2009. Our salaries and benefits increased by $1.5 million, or 9.8%, primarily due to a $1.4 million increase in incentive compensation, reflecting changes in the fair value of liability awards under the Long-Term Incentive Plan, or LTIP. Our amortization of employee restricted stock decreased $3.4 million, or 43.8%, which represented certain awards being fully expensed in 2009 as well as fewer shares awarded during 2010. Awards under the LTIP are contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the compensation committee of our board of directors. We achieved two of these price thresholds in 2010, resulting in the issuance of 346,000 shares of restricted common stock and the award of $2.0 million to LTIP participants.

The following table summarizes the price thresholds, the cumulative percentage and number of shares eligible to be awarded at each threshold, and the cash bonus eligible to be paid after achievement of each stock price threshold that were set forth in the LTIP. In addition, the following table summarizes the market thresholds that were achieved and the associated stock and cash awards through December 31, 2010.

	Market Thresholds, Shares and Cash Bonus Eligible for Award under Long-Term Incentive Plan			Date Market Thresholds Achieved and Shares and Dollar Amounts Awarded

	Potential Stock Awards		Aggregate Dollar Amount for		Number of

Share Price	% of Award	Number of Shares	Each Share Price threshold Achieved	Date Share Price Achieved	Shares Awarded(a)	Dollar Amount Awarded(b)

$3.00	25%	216,250	$—	October 2009	216,250	$—
$4.00	25%	216,250	—	October 2009	216,250	—
$5.00	25%	216,250	1,000,000	April 2010	216,250	1,000,000
$6.00	15%	129,750	996,000	November 2010	129,750	996,000
$7.00	10%	86,500	1,006,000
$8.00	—%	—	2,209,000

	100%	865,000	$5,211,000		778,500	$1,996,000

(a)

As of December 31, 2010, we awarded 778,500 shares under the LTIP program, for which the forfeiture provision have lapsed on 663,170 shares. Assuming that the associated LTIP participants meet the continuing service requirements, the forfeiture provisions for 72,080 shares and 43,250 shares will lapse in April 2011 and November 2011, respectively.

(b)

As of December 31, 2010, we awarded $1,996,000 of cash awards under the plan, of which $1,331,000 was paid out upon achievement of the market threshold. Assuming that the associated LTIP participants meet the continuing service requirements, $333,000 will be paid on April 2011 and $332,000 will be paid in November 2011.

GENERAL AND ADMINISTRATIVE

During 2010, general and administrative expense was $11.5 million, which represented a $4.1 million, or 26.5%, decrease compared to 2009. This decrease was attributable primarily to $1.7 million of expense associated with our settlement of matters pertaining to the contested election of directors to our board of directors at our 2009 Annual Meeting, a $1.1 million decrease in insurance costs, $0.9 million of severance costs related to an executive departure incurred during the second quarter of 2009, a $0.9 million decrease in professional fees and legal expenses and $0.9 million of other smaller cost reductions in other general and administrative categories. These decreases were partially offset by $0.9 million of fees paid in the second quarter of 2010 related to the contested election of directors to our board of directors at our 2010 Annual Meeting and $0.5 million of expenses associated with implementing a new computer system.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION (BENEFIT)

Net operating income before investment loss, gain on extinguishment of debt and income tax provision (benefit) for the year ended December 31, 2010 totaled $40.6 million, compared with $38.2 million for the year ended December 31, 2009. This increase is due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

Distributable net operating income, or DNOI, is net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit), as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards and goodwill impairment. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization and goodwill impairment, which represent expenses of the company, but do not require settlement in cash. DNOI does include PIK interest and dividend income, which generally are not payable in cash on a regular basis, but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

During 2010, DNOI was $44.9 million, or $0.60 per share, compared to $45.9 million, or $0.61 per share, for 2009. The following table shows a reconciliation of our reported net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit) to DNOI for 2010 and 2009:

	Years ended December 31,

(in thousands, except per share data)	2010	2009

Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit)	$40,565	$38,188
Amortization of employee restricted stock awards	4,342	7,727

DNOI	$44,907	$45,915

Per common share data (basic and diluted)
Weighted-average common shares outstanding	75,422	74,692
Loss per common share	$(0.17)	$(0.68)
Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit) per common share	$0.54	$0.51
DNOI per common share	$0.60	$0.61

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION (BENEFIT)

During 2010, we incurred $54.8 million of net investment loss before income tax provision (benefit), compared to $94.4 million of losses during 2009. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (depreciation) appreciation. We reverse unrealized (depreciation) appreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the year ended December 31, 2010:

(in thousands)			Year ended December 31, 2010
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Broadview Network Holdings, Inc.	Communications	Control	$—	$(35,965)	$—	$(35,965)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(28,048)	—	(28,048)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(18,515)	—	(18,515)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(5,271)	—	(5,271)
JetBroadband Holdings, LLC	Cable	Control	(5,943)	(1,756)	3,418	(4,281)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(4,109)	—	(4,109)
Intran Media, LLC	Other Media	Control	—	(3,223)	—	(3,223)
B&H Education, Inc.	Education	Non-affiliate	3,678	(72)	(3,642)	(36)
Jenzabar, Inc.	Technology	Non-affiliate	—	7,319	—	7,319
RadioPharmacy Investors, LLC	Healthcare	Control	—	7,150	—	7,150
Avenue Broadband LLC	Cable	Control	—	6,497	—	6,497
MCI Holdings LLC	Healthcare	Non-affiliate	9,531	3,486	(9,663)	3,354
Stratford School Holdings, Inc.	Education	Affiliate	—	3,103	—	3,103
GSDM Holdings, LLC	Healthcare	Non-affiliate	—	2,080	—	2,080
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	10,157	3,610	(11,756)	2,011
Coastal Holdings, LLC	Real Estate Investments	Non-Affiliate	—	1,795	—	1,795
Teleguam Holdings , LLC	Communications	Non-affiliate	—	1,695	—	1,695
Orbitel Holdings, LLC	Cable	Control	—	1,122	—	1,122
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-Affiliate	—	1,096	—	1,096
G&L Investment Holdings, LLC	Insurance	Non-Affiliate	—	1,086	—	1,086
Sagamore Hill Broadcasting, LLC	Broadcasting	Non-affiliate	—	1,057	—	1,057
Quantum Medical Holdings, LLC	Laboratory Instruments	Non-affiliate	1,362	357	(1,074)	645
Home Interiors & Gifts, Inc.	Home Furnishings	Control	(3,458)	1	3,645	188
WebMediaBrands Inc.	Information Services	Non-affiliate	(1,981)	—	1,984	3
Other (< $1 million net gain (loss))			(1,492)	3,995	1,925	4,428

Total			$11,854	$(51,510)	$(15,163)	$(54,819)

During 2010, we sold our investments in MCI Holdings, LLC, JetBroadband; B&H Education, Inc.; Quantum Medical Holdings, LLC; and WebMediaBrands, Inc., as well as warrants to purchase common stock that we held in Metropolitan Telecommunications Holding Company. For each of these sales, we reversed unrealized appreciation (depreciation), that we had previously recognized and recorded a realized gain or (loss).

During 2010, we recorded $36.0 million of unrealized depreciation on our investment in Broadview, which reflects a number of inputs into our estimate of the fair value of this investment, including merger and acquisition comparables, private market transactions, public company comparables, a discounted cash flow analysis and an independent third-party valuation. In addition, we recognized unrealized depreciation on other investments in our portfolio, including Jet Plastica; Active Brands International, Inc.; Total Sleep Holdings, Inc.; and PremierGarage Holdings, LLC, primarily because of a decrease in the performance of these companies and a reduction in valuation multiples. The remaining unrealized (depreciation) appreciation shown in the above table resulted predominantly from changes in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.

The following table summarizes our realized and unrealized (loss) gain on investments and changes in our unrealized appreciation and depreciation on investments during 2009:

(in thousands)			Year ended December 31, 2009

Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss)/ Gain

Total Sleep Holdings, Inc.	Healthcare	Control	$—	$(24,624)	$—	$(24,624)
TNR Holdings Corp.	Entertainment	Control	(36,716)	(15,801)	36,889	(15,628)
Stratford School Holdings, Inc.	Education	Affiliate	—	(8,219)	—	(8,219)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(7,828)	—	(7,828)
NPS Holdings Group, LLC	Business Services	Control	(1,580)	(7,272)	1,574	(7,278)
Jenzabar, Inc.	Technology	Non-affiliate	—	(6,929)	—	(6,929)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(6,200)	—	(6,200)
VOX Communications Group Holdings, LLC	Broadcasting	Non-affiliate	—	(4,779)	—	(4,779)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(3,410)	—	(3,410)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(3,366)	—	(3,366)
Cruz Bay Publishing, Inc.	Publishing	Non-affiliate	—	(3,297)	—	(3,297)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	(10,692)	(3,621)	11,509	(2,804)
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-affiliate	—	(2,706)	—	(2,706)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(2,507)	—	(2,507)
Intran Media, LLC	Other Media	Control	—	(1,563)	—	(1,563)
Cleartel Communications, Inc.	Communications	Control	(150,212)	(1,352)	150,136	(1,428)
Avenue Broadband LLC	Cable	Control	—	(1,309)	—	(1,309)
Construction Trailer Specialists, Inc.	Auto Parts	Non-affiliate	—	(1,245)	—	(1,245)
CEI Holdings Inc.	Cosmetics	Non-affiliate	(3,190)	(926)	3,179	(937)
Flexsol Packaging Corp.	Plastic Products	Non-affiliate	(2,821)	(847)	2,772	(896)
B&H Education, Inc.	Education	Non-affiliate	—	3,204	—	3,204
PremierGarage Holdings, LLC	Home Furnishings	Control	—	1,497	—	1,497
Cyrus Networks, LLC	Business Services	Non-affiliate	—	1,406	34	1,440
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-affiliate	—	1,401	—	1,401
LMS INTELLIBOUND, INC.	Logistics	Control	16,257	—	(15,065)	1,192
GSDM Holdings LLC	Healthcare	Non-affiliate	—	1,052	—	1,052
Teleguam Holdings, LLC	Communications	Non-affiliate	—	1,024	—	1,024
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	(1,832)	—	2,028	196
XFone, Inc.	Communications	Affiliate	(1,969)	—	1,969	—
Other			771	618	205	1,594

Total			$(191,984)	$(97,599)	$195,230	$(94,353)

During 2009, we wrote-off our investment in Cleartel Communications, Inc., which resulted in the realization of a $150.2 million loss and the reversal of $150.1 million of unrealized depreciation that we had recorded in previous years. In addition, we sold our investments in TNR Holdings, Inc.; CEI Holdings, Inc.; Flexsol Packaging Corp.; XFone, Inc.; and Marietta Intermediate Holding Corporation, as well as our equity investments in CWP/RMK Acquisition Corp., and LMS INTELLIBOUND, INC. For each of these sales, we reversed unrealized appreciation (depreciation), that we had recognized in previous years and we recorded a realized gain or (loss). These changes and the remaining unrealized depreciation shown in the above table resulted predominantly from decreases in the performance of certain of the portfolio companies, and, to a lesser extent, decreases in the comparable multiples that we used to estimate the fair value of the investments.

GAIN ON EXTINGUISHMENT OF DEBT

In 2010, we repurchased $8.0 million of collateralized loan obligations for $4.4 million that previously had been issued by our Commercial Loan Trust 2006-1. We recognized a $3.6 million gain on extinguishment of debt, excluding the effect of the amortization of the acceleration of $0.1 million in deferred debt costs during 2010. In accordance with our agreement with noteholders of our private placement notes, we used certain of the proceeds from the monetization of unencumbered investments to repurchase $25.3 million of our private placement notes. Under the terms of the agreement with the private placement noteholders, we were required to repurchase these notes at a 102% premium over the principal amount of these notes, which resulted in our recognition of a $0.5 million loss on the extinguishment of this debt during 2010.

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

INCOME TAX PROVISION (BENEFIT)

During 2010, we recorded a $1.8 million income tax provision compared to a $0.1 million income tax benefit during 2009. Approximately $1.6 million of the income tax expense accrued for the year ended December 31, 2010 was attributable to the sale of JetBroadband in July 2010. The remaining tax expense for 2010 and the income tax benefit for 2009 were primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

NET LOSS

During 2010, we recorded a net loss of $13.1 million compared to a net loss of $51.1 million during 2009. This improvement is attributable to the items discussed above.

SELECTED QUARTERLY DATA

The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2010. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2010 Quarters				2009 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
INCOME STATEMENT DATA
Revenue	$23,484	$22,571	$21,768	$21,746	$23,679	$23,611	$24,738	$27,806
Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit)	11,876	11,400	8,850	8,439	9,419	8,658	8,173	11,938
Net investment loss before income tax provision (benefit)	(29,689)	(9,800)	(12,966)	(2,364)	(7,642)	(4,396)	(13,984)	(68,331)
DNOI (a)	12,855	12,413	9,973	9,666	11,543	10,937	9,960	13,475
Net (loss) income	(17,748)	(529)	(750)	5,955	1,565	4,183	(5,861)	(50,946)

PER COMMON SHARE DATA
Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit) per common share—basic and diluted	$0.16	$0.15	$0.12	$0.11	$0.12	$0.11	$0.11	$0.16
DNOI per common share—basic and diluted(a)	$0.17	$0.16	$0.13	$0.13	$0.15	$0.14	$0.13	$0.18
(Loss) earnings per common share— basic and diluted	$(0.23)	$(0.01)	$(0.01)	$0.08	$0.02	$0.06	$(0.08)	$(0.68)
Cash dividends declared per common share	$0.14	$0.12	$0.11	$—	$—	$—	$—	$—

SELECTED PERIOD-END BALANCES
Investment portfolio
Fair value	$1,009,705	$924,253	$997,590	$991,032	$986,346	$1,037,244	$1,061,506	$1,114,992
Cost	1,245,673	1,120,171	1,180,337	1,159,794	1,154,924	1,359,774	1,385,048	1,464,198
Total assets	1,145,277	1,136,665	1,170,463	1,171,385	1,191,149	1,194,387	1,203,839	1,255,340
Borrowings	546,882	508,899	534,278	534,892	557,848	568,507	584,349	631,245
Total stockholders’ equity	587,016	606,078	614,855	622,897	615,683	611,967	605,478	609,531
Net asset value per common share outstanding(b)	$7.54	$7.92	$8.03	$8.16	$8.06	$8.06	$7.97	$8.02

OTHER PERIOD-END DATA
Average size of investment
Fair value	$14,221	$14,907	$16,908	$17,087	$16,718	$15,958	$15,843	$15,704
Cost	17,545	18,067	20,006	19,996	19,575	20,920	20,672	20,623
Number of portfolio companies	71	62	59	58	59	65	67	71
Number of employees	66	66	65	65	64	66	68	70
RECONCILIATION OF DNOI TO NET OPERATING INCOME BEFORE INVESTMENT LOSS, GAIN (LOSS) ON EXTINGUISHMENT OF DEBT AND TAX PROVISION (BENEFIT)
Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision (benefit)	$11,876	$11,400	$8,850	$8,439	$9,419	$8,658	$8,173	$11,938
Amortization of employee restricted stock awards	979	1,013	1,123	1,227	2,124	2,279	1,787	1,537

DNOI	$12,855	$12,413	$9,973	$9,666	$11,543	$10,937	$9,960	$13,475

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	75,648	75,486	75,392	76,339	76,267	75,876	74,592	74,498
NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD-END	76,662	76,542	76,557	76,338	76,394	75,970	75,970	76,027

(a)

DNOI is net operating income before net investment gain (loss), gain (loss) on extinguishment of debt, and income tax provision (benefit), as determined in accordance with GAAP adjusted for amortization of employee restricted stock awards and goodwill impairment. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of our operating performance exclusive of employee restricted stock amortization and goodwill impairment charges, which represents an expense of the company but does not require settlement in cash. DNOI does include PIK interest and dividend income which are generally not payable in cash on a regular basis but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income, earnings per share and cash flows from operating activities in our consolidated financial statements, to help analyze how our business is performing.

(b)	Based on common shares outstanding at period-end.

The following tables summarize key unaudited information about our investment portfolio for the eight quarters ended December 31, 2010. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2010 Quarters				2009 Quarters

(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$555,667	$437,709	$419,398	$379,600	$379,457	$416,302	$428,576	$456,377
Subordinated debt
Secured	190,309	187,918	237,226	272,713	275,398	292,144	283,471	303,490
Unsecured	12,321	12,241	40,848	30,760	30,618	30,476	27,961	27,823

Total debt investments	758,297	637,868	697,472	683,073	685,473	738,922	740,008	787,690

Equity investments
Preferred equity	218,690	244,864	248,983	261,931	257,984	252,604	270,899	277,893
Common equity/equivalents	32,718	41,521	51,135	46,028	42,889	45,718	50,599	49,409

Total equity investments	251,408	286,385	300,118	307,959	300,873	298,322	321,498	327,302

Total portfolio	$1,009,705	$924,253	$997,590	$991,032	$986,346	$1,037,244	$1,061,506	$1,114,992

Percentage of Total portfolio
Debt investments
Senior secured debt	55.0%	47.4%	42.0%	38.3%	38.5%	40.1%	40.4%	40.9%
Subordinated debt
Secured	18.9	20.3	23.8	27.5	27.9	28.2	26.7	27.2
Unsecured	1.2	1.3	4.1	3.1	3.1	2.9	2.6	2.5

Total debt investments	75.1	69.0	69.9	68.9	69.5	71.2	69.7	70.6

Equity investments
Preferred equity/equivalents	21.7	26.5	25.0	26.4	26.2	24.4	25.5	24.9
Common equity/equivalents	3.2	4.5	5.1	4.7	4.3	4.4	4.8	4.5

Total equity investments	24.9	31.0	30.1	31.1	30.5	28.8	30.3	29.4

Total portfolio	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

YIELD ON AVERAGE LOAN PORTFOLIO AT FAIR VALUE
Average 90-Day LIBOR	0.3%	0.4%	0.4%	0.3%	0.3%	0.4%	0.9%	1.2%
Spread to avg. LIBOR on average loan portfolio	11.5	12.4	11.9	12.4	12.0	11.9	12.0	11.9
Impact of fee accelerations of unearned fees on paid/restructured loans	—	0.2	0.1	0.1	0.1	0.1	—	0.1
Impact of non-accrual loans	(0.5)	(1.0)	(0.9)	(0.8)	(0.5)	(0.7)	(1.3)	(0.9)

Total yield on average loan portfolio	11.3%	12.0%	11.5%	12.0%	11.9%	11.7%	11.6%	12.3%

COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
Percentage of loans with fixed interest rates	24.5%	30.7%	39.3%	43.9%	44.4%	41.2%	39.5%	39.6%
Percentage of loans with floating interest rates	75.5%	69.3%	60.7%	56.1%	55.6%	58.8%	60.5%	60.4%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	3.4%	4.3%	4.7%	4.1%	3.7%	7.0%	6.2%	4.8%
Loans greater than 90 days past due	0.8%	1.0%	0.9%	0.9%	0.9%	1.4%	1.0%	0.1%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	15.9%	18.3%	15.1%	12.9%	10.8%	19.6%	19.6%	14.5%
Loans greater than 90 days past due	1.2%	2.0%	2.4%	2.9%	2.9%	4.7%	2.6%	0.8%

WEIGHTED AVERAGE PORTFOLIO COMPANY OPERATING METRICS(a)
Annual revenue(b)(c)	$211,260	$160,605	$126,153	$131,947	$128,774	$126,860	$128,704	$124,241
Annual EBITDA(b)(c)	30,257	29,873	22,918	23,445	20,101	19,284	19,009	17,685
Loan to value of non-broadly syndicated portfolio companies	58.6%	60.3%	61.0%	61.0%	61.8%	63.0%	63.7%	63.8%
Trailing twelve month equity EBITDA multiple(b)(d)(e)	7.7x	7.6x	8.3x	8.2x	8.0x	8.2x	8.2x	8.3x
Forward twelve month equity EBITDA multiple(b)(c)(d)(e)	7.6x	7.4x	7.3x	7.2x	7.0x	7.5x	7.1x	7.0x
EBITDA to interest ratio(b)	3.4x	2.8x	2.9x	2.8x	2.5x	2.4x	2.6x	2.5x
Debt to EBITDA ratio on the debt portfolio(e)	4.6x	4.8x	5.4x	5.6x	5.9x	6.3x	6.2x	6.0x

(a)	Weighted based on the portfolio company’s fair value as of the respective period end.
(b)	Excludes portfolio companies with limited or no operations.
(c)	Excludes public equity portfolio companies.
(d)	Excludes portfolio companies valued on a liquidation basis.
(e)	For portfolio companies with a nominal EBITDA amount, the EBITDA multiple is limited to 15x. In addition, the maximum debt to EBITDA ratio is limited to 15x.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table summarizes the components of our net loss for the years ended December 31, 2009 and 2008:

	Years ended December 31,		Variance

(dollars in thousands)	2009	2008	$	Percentage

Revenue
Interest and dividend income
Interest income	$88,309	$108,855	$(20,546)	(18.9)%
Dividend income	6,149	19,973	(13,824)	(69.2)
Loan fees	2,848	3,427	(579)	(16.9)

Total interest and dividend income	97,306	132,255	(34,949)	(26.4)
Advisory fees and other income	2,528	3,110	(582)	(18.7)

Total revenue	99,834	135,365	(35,531)	(26.2)

Operating expenses
Interest expense	23,444	35,431	(11,987)	(33.8)
Employee compensation
Salaries and benefits	14,825	16,490	(1,665)	(10.1)
Amortization of employee restricted stock	7,727	6,855	872	12.7

Total employee compensation	22,552	23,345	(793)	(3.4)
General and administrative expense	15,650	16,648	(998)	(6.0)
Goodwill impairment	—	3,851	(3,851)	(100.0)

Total operating expenses	61,646	79,275	(17,629)	(22.2)

Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision	38,188	56,090	(17,902)	(31.9)

Net investment loss before gain on extinguishment of debt and income tax (benefit) provision	(94,353)	(257,601)	163,248	63.4

Gain on extinguishment of debt	5,025	11,055	(6,030)	(54.5)

Income tax (benefit) provision	(81)	789	(870)	NM

Net loss	$(51,059)	$(191,245)	$140,186	73.3

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

INTEREST INCOME

During 2009, the total yield on our average debt portfolio at fair value was 11.9% compared to 11.8% during 2008. The following table shows the various components of the total yield on our average debt portfolio at fair value for the 2009 and 2008:

	Year ended December 31,

	2009	2008

Average 90-day LIBOR	0.7%	2.9%
Spread to average LIBOR on average loan portfolio	11.9	9.8
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	0.1
Impact of non-accrual loans	(0.8)	(1.0)

Total yield on average loan portfolio	11.9%	11.8%

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

The following table shows the PIK-related activity for 2009 and 2008, at cost:

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

DIVIDEND INCOME

The following table summarizes our dividend activity for 2009 and 2008:

	Years ended December 31,

(in thousands)	2009	2008

Beginning accrued dividend balance	$91,770	$75,614
Dividend income earned during the period	6,149	19,973
Dividend collections	(8,414)	(3,817)
Accrued dividends converted to other securities	(607)	—

Ending accrued dividend balance	$88,898	$91,770

During 2009, our dividend income was $6.1 million, which represented a $13.8 million, or 69.2%, decrease from 2008. During the second quarter of 2008, we stopped accreting dividends on our Broadview investment, because our fair value reflected the full value of this investment. As a result, during 2009, we did not accrete any dividends from our Broadview investment, as compared to the $8.0 million of dividends we accreted for this investment during early 2008. In addition, the sales of our investments in Coastal Sunbelt, LLC, JUPR Holdings, Inc. and LMS INTELLIBOUND, INC. resulted in a $3.4 million reduction in dividend income. We also ceased to accrete dividends on seven investments, which resulted in an additional $2.8 million reduction in dividend income because the fair value of the investment did not support further accretion. We resumed accreting dividends on one investment, which partially offset these decreases by $0.4 million.

LOAN FEES

During 2009, our loan fees decreased $0.6 million, or 16.9%, from 2008 primarily because of decreased loan origination activity.

ADVISORY FEES AND OTHER INCOME

During 2009, we earned $2.5 million of advisory fees and other income, which represented a $0.6 million, or 18.7%, decrease from 2008. This decrease was attributable to a decrease in interest earned on our bank accounts.

TOTAL OPERATING EXPENSES

Total operating expenses include interest, employee compensation, general and administrative expenses and goodwill impairment. During 2009, we incurred $61.6 million of operating expenses, representing a $17.6 million, or 22.2%, decrease from the prior year. This decrease was composed of: a $12.0 million decrease in interest expense; a $3.8 million goodwill impairment charge taken in 2008; a $1.0 million decrease in general and administrative expense; and an $0.8 million decrease in employee compensation expenses. The reasons for these variances are discussed in more detail below.

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

EMPLOYEE COMPENSATION

During 2009, our employee compensation expense was $22.6 million, which represented an $0.8 million, or 3.4%, decrease from 2008. Salaries and benefits decreased by $1.7 million, or 10.1%, primarily as a result of a 27% reduction in force in August 2008, eleven subsequent voluntary terminations and base compensation freezes for essentially all personnel in 2009. Partially offsetting this reduction in salaries and benefits was a $1.5 million increase in compensation accrued for our 2008 Retention Program and the LTIP.

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

GENERAL AND ADMINISTRATIVE

During 2009, general and administrative expense was $15.6 million, which represented a $1.0 million, or 6.0%, decrease from 2008. This decrease was attributable primarily to: $1.3 million of corporate restructuring charges recognized during the third and fourth quarters of 2008; $0.7 million of fees paid in 2008 for borrowing facility transactions that were not consummated; $1.0 million for reductions in the costs of professional services and director fees; $0.5 million for reduction in employee recruitment costs; $0.3 million of occupancy costs, reflecting the closure and downsizing of certain facilities in 2008; $0.2 million of reduced travel expenses; $0.8 million of lower other general and administrative costs. These decreases were partially offset by $1.7 million of expense associated with our settlement of matters pertaining to the contested election of directors to our board of directors at our 2009 Annual Meeting, a $1.2 million increase in insurance expense and $0.9 million of severance costs related to an executive’s departure.

GOODWILL IMPAIRMENT

In 2008, we conducted an impairment test for goodwill, because the market capitalization for our stock was significantly below NAV for a significant portion of 2008. Our review included evaluations of discounted cash flows, multiples of EBITDA and revenues, and other analyses. Based on that review, we concluded that goodwill was impaired; therefore, we wrote off our $3.8 million balance of goodwill during the fourth quarter of 2008. This write-off is reflected on our 2008 Consolidated Statements of Operations as “Goodwill impairment.”

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

DISTRIBUTABLE NET OPERATING INCOME

During 2009, DNOI was $45.9 million, or $0.61 per share, compared to $66.9 million, or $0.93 per share, for 2008. The following table reconciles our reported net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision to DNOI for 2009 and 2008:

	Years ended December 31,

(in thousands, except per share data)	2009	2008

Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision	$38,188	$56,090
Amortization of employee restricted stock awards	7,727	6,961
Goodwill impairment	—	3,851

DNOI	$45,915	$66,902

Per common share data (basic and diluted)
Weighted-average common shares outstanding	74,692	72,254
Loss per common share	$(0.68)	$(2.65)
Net operating income before net investment loss, gain on extinguishment of debt and income tax (benefit) provision per common share	$0.51	$0.78
DNOI per common share	$0.61	$0.93

NET INVESTMENT LOSS BEFORE GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX (BENEFIT) PROVISION

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the year ended December 31, 2009:

(in thousands)			Year ended December 31, 2009
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss)/ Gain

Total Sleep Holdings, Inc.	Healthcare	Control	$—	$(24,624)	$—	$(24,624)
TNR Holdings Corp.	Entertainment	Control	(36,716)	(15,801)	36,889	(15,628)
Stratford School Holdings, Inc.	Education	Affiliate	—	(8,219)	—	(8,219)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(7,828)	—	(7,828)
NPS Holdings Group, LLC	Business Services	Control	(1,580)	(7,272)	1,574	(7,278)
Jenzabar, Inc.	Technology	Non-affiliate	—	(6,929)	—	(6,929)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(6,200)	—	(6,200)
VOX Communications Group Holdings, LLC	Broadcasting	Non-affiliate	—	(4,779)	—	(4,779)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(3,410)	—	(3,410)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(3,366)	—	(3,366)
Cruz Bay Publishing, Inc.	Publishing	Non-affiliate	—	(3,297)	—	(3,297)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	(10,692)	(3,621)	11,509	(2,804)
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-affiliate	—	(2,706)	—	(2,706)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(2,507)	—	(2,507)
Intran Media, LLC	Other Media	Control	—	(1,563)	—	(1,563)
Cleartel Communications, Inc.	Communications	Control	(150,212)	(1,352)	150,136	(1,428)
Avenue Broadband LLC	Cable	Control	—	(1,309)	—	(1,309)
Construction Trailer Specialists, Inc.	Auto Parts	Non-affiliate	—	(1,245)	—	(1,245)
CEI Holdings Inc.	Cosmetics	Non-affiliate	(3,190)	(926)	3,179	(937)
Flexsol Packaging Corp.	Plastic Products	Non-affiliate	(2,821)	(847)	2,772	(896)
B&H Education, Inc.	Education	Non-affiliate	—	3,204	—	3,204
PremierGarage Holdings, LLC	Home Furnishings	Control	—	1,497	—	1,497
Cyrus Networks, LLC	Business Services	Non-affiliate	—	1,406	34	1,440
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-affiliate	—	1,401	—	1,401
LMS INTELLIBOUND, INC.	Logistics	Control	16,257	—	(15,065)	1,192
GSDM Holdings LLC	Healthcare	Non-affiliate	—	1,052	—	1,052
Teleguam Holdings, LLC	Communications	Non-affiliate	—	1,024	—	1,024
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	(1,832)	—	2,028	196
XFone, Inc.	Communications	Affiliate	(1,969)	—	1,969	—
Other			771	618	205	1,594

Total			$(191,984)	$(97,599)	$195,230	$(94,353)

During 2009, we wrote-off our investment in Cleartel Communications, Inc., which resulted in the realization of a $150.2 million loss and the reversal $150.1 million of unrealized depreciation that we had recorded in previous years. In addition, we sold our investments in TNR Holdings, Inc.; CEI Holdings, Inc.; Flexsol Packaging Corp.; XFone, Inc.; and Marietta Intermediate Holding Corporation, as well as our equity investments in CWP/RMK Acquisition Corp., and LMS INTELLIBOUND, INC. For each of these sales, we reversed unrealized appreciation (depreciation), that we had recognized in previous years and we recorded a realized gain or (loss). These changes and the remaining unrealized depreciation shown in the above table resulted predominantly from decreases in the performance of certain of the portfolio companies, and, to a lesser extent, decreases in the comparable multiples that we used to estimate the fair value of the investments.

The following table summarizes our realized and unrealized (loss) gain on investments and changes in our unrealized appreciation and depreciation on investments during 2008:

(in thousands)			Year ended December 31, 2008

Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Depreciation)/ Appreciation	Net Gain/(Loss)

Broadview Networks Holdings, Inc.	Communications	Control	$—	$(58,218)	$—	$(58,218)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(40,411)	—	(40,411)
Cleartel Communications, Inc.	Communications	Control	—	(34,743)	—	(34,743)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(13,681)	—	(13,681)
Working Mother Media, Inc.	Publishing	Control	(21,022)	(7,089)	15,404	(12,707)
TNR Holdings Corp.	Entertainment	Control	—	(12,261)	—	(12,261)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(11,930)	—	(11,930)
National Product Services, Inc.	Business Services	Control	—	(11,915)	—	(11,915)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(11,638)	—	(11,638)
InTran Media, LLC	Other Media	Control	—	(8,208)	—	(8,208)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	—	(7,582)	—	(7,582)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(5,553)	—	(5,553)
JetBroadband Holdings, LLC	Cable	Control	—	(5,253)	—	(5,253)
Coastal Sunbelt, LLC	Food Services	Control	—	(5,139)	—	(5,139)
Philadelphia Newspapers, LLC	Newspaper	Non-affiliate	—	(5,070)	—	(5,070)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(4,696)	—	(4,696)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(3,683)	—	(3,683)
Teleguam Holdings, LLC	Communications	Non-affiliate	—	(2,911)	—	(2,911)
GSDM Holdings, LLC	Healthcare	Non-affiliate	—	(2,759)	—	(2,759)
Cruz Bay Publishing, Inc.	Publishing	Non-affiliate	—	(2,510)	—	(2,510)
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-affiliate	—	(2,321)	—	(2,321)
Orbitel Holdings, LLC	Cable	Control	—	(2,184)	—	(2,184)
XFone, Inc.	Communications	Affiliate	—	(2,180)	—	(2,180)
G&L Investment Holdings, LLC	Insurance	Non-affiliate	—	(1,993)	—	(1,993)
CEI Holdings Inc.	Cosmetics	Non-affiliate	—	(1,761)	—	(1,761)
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	—	(1,760)	—	(1,760)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(1,734)	—	(1,734)
Legacy Cabinets, Inc.	Home Furnishings	Non-affiliate	—	(1,561)	—	(1,561)
Advanced Sleep Concepts, Inc.	Home Furnishings	Affiliate	—	(1,554)	—	(1,554)
Home Interiors & Gifts, Inc.	Home Furnishings	Non-affiliate	—	(1,481)	—	(1,481)
Cyrus Networks, LLC	Business Services	Non-affiliate	—	(1,440)	—	(1,440)
Wireco Worldgroup Inc.	Industrial Equipment	Non-affiliate	—	(1,276)	—	(1,276)
Sunshine Media Delaware, LLC	Publishing	Affiliate	—	(1,202)	—	(1,202)
Jenzabar, Inc.	Technology	Non-affiliate	—	1,362	—	1,362
JUPR Holdings, Inc.	Information Services	Control	5,994	1,714	(5,958)	1,750
Wiesner Publishing Company, LLC	Publishing	Non-affiliate	5,344	2,169	(5,503)	2,010
MCI Holdings LLC	Healthcare	Non-affiliate	—	4,553	—	4,553
LMS Intellibound Investors, LLC	Logistics	Control	—	6,714	—	6,714
Avenue Broadband LLC	Cable	Control	—	7,033	—	7,033
Stratford Schools Holdings, Inc.	Education	Affiliate	—	9,366	—	9,366
Other			301	(7,362)	(13)	(7,074)

Total			$(9,383)	$(252,148)	$3,930	$(257,601)

As shown in the above table, we recorded $58.2 million of unrealized depreciation on Broadview during 2008, primarily because of a reduction in the multiples used in the estimate of the fair value of Broadview. We also took a $40.4 million unrealized loss on Jet Plastica during 2008. In addition to the reduction in multiples, this loss on Jet Plastica was primarily a result of underperformance related to substantial increases in Jet Plastica’s raw materials cost, which was caused by significant increases in oil prices early in 2008. We recorded a $34.7 million unrealized loss on Cleartel, which wrote down the fair value of our investment in Cleartel to zero. The remaining net unrealized depreciation changes predominantly resulted from a reduction in the market-based multiples used to estimate the fair value of the investments and market pricing used to estimate the fair value of our investments and the performance of certain portfolio companies which reflected a general decline in the U.S. economy.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•

Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of December 31, 2010 and 2009, we had $45.0 million and $54.2 million, respectively, in cash and cash equivalents. As of December 31, 2010, $23.2 million of this cash and cash equivalents was held in secure interest-bearing accounts.

•

Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. In other cases, we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements and operational needs. As of December 31, 2010 and 2009, we had $42.2 million and $109.1 million, respectively, in cash, securitization accounts. During 2011, we expect any balance in our cash, securitization accounts to decrease as we originate new loans.

•

Cash, restricted includes cash held for regulatory purposes and cash that we have received that was earmarked for transfer into our cash securitization accounts. The largest component of restricted cash was represented by cash held by Solutions Capital I, L.P., our SBIC, which generally is restricted to the origination of new loans from our SBIC. As of December 31, 2010 and 2009, we had $29.4 million and $21.2 million respectively, of restricted cash.

During the year ended December 31, 2010, our operating activities used $35.8 million of cash and cash equivalents, compared to $179.2 million provided during the year ended December 31, 2009. The $215.0 million decrease in cash provided by operating activities results primarily from the resumption of investment origination activities in 2010. During 2010, our financing activities provided $26.6 million of cash, compared to $171.2 million used during 2009. This $197.7 million decrease in cash used by financing activities was due primarily to a $149.4 million net decrease in cash held in securitization and restricted cash accounts and an $81.0 million increase in proceeds from borrowings partially offset by a $15.2 million increase in payments on our borrowings and an $17.6 million increase in payments of dividends.

Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for 2011, as well as liquidity for new origination opportunities and potential dividend distributions.

LIQUIDITY AND CAPITAL RESOURCES

During 2009 and continuing into 2010, we began to implement a strategic plan designed to establish a foundation for us to reposition our company in future years to close the gap between share price and net asset value, or NAV, and to enhance stockholder value. Initially, in late 2009 and early 2010, we focused our strategic plan on preserving capital, monetizing lower-yielding investments and deleveraging our balance sheet.

As we move into 2011, we expect to continue to monetize our equity investments to no more than 10% to 20% of the fair value of our portfolio over the next few years. We also expect to continue to originate higher-yield investments in portfolio companies that meet our risk and underwriting standards. Future distributions will take into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision.

We believe that we can increase stockholder value by converting lower-yielding equity investments and deploying cash in securitization and restricted accounts into yield-oriented new investment opportunities. As we execute this plan over the next several years, we also plan to improve the returns on our debt and equity portfolio by improving the operating performance or by multiple expansion of our investments. In addition, we expect to continue to monetize lower-yielding equity investments and redeploy that capital and cash held in securitization and restricted accounts into debt securities with interest yields that are expected to increase our operating income and support the future growth of distributions to our stockholders.

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

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS

As of December 31, 2010, we reported $546.9 million of borrowings on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of December 31, 2010 was approximately $516.2 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act.

		December 31, 2010		December 31, 2009

(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding

Private Placement Notes
Series 2005-A	October 2011	$17,434	$17,434	$34,307	$34,307
Series 2007-A	October 2012	8,717	8,717	17,154	17,154
Commercial Loan Funding Trust
Variable Funding Note	August 2012(a)	150,000	100,251	170,694	158,907
Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	32,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	29,880
SBIC (Maximum borrowing potential)(d)	(e)	130,000	108,600	130,000	27,600

Total borrowings		$698,651	$546,882	$744,655	$557,848

(a)	In January 2011, the lender renewed this facility through January 2013. In conjunction with this renewal, the legal final maturity date became January 2014.

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

(d)

As of December 31, 2010, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we would have had to fund a total of $65.0 million to the SBIC, of which we had funded $49.6 million as of December 31, 2010. Based on our funded capital as of December 31, 2010, Solutions Capital I, L.P., subject to the SBA’s approval, could have borrowed up to an additional $6.0 million to originate investments. The SBA committed an additional $20.0 million in borrowings in January 2011, which increased the SBA’s total commitment to $150.0 million. To access the entire $150.0 million that has been approved and committed by the SBA, we would have to fund an additional $25.4 million.

(e)

As of December 2010, we could originate new borrowings, under the $130.0 million commitment made by the SBA, through September 2012. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022. The SBA committed an additional $20.0 million in borrowings in January 2011, which we may use to originate loans. We must repay borrowings we make from this incremental $20.0 million commitment within ten years after the borrowing date, which will occur between January 2021 and September 2025.

Each of our credit facilities has certain collateral requirements and/or financial covenants. The net worth covenant of our SunTrust Warehouse requires that we maintain a consolidated tangible net worth of not less than $500.0 million, plus 50% of any equity raised after February 26, 2009. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As of December 31, 2010, our asset coverage ratio was 231% and we had $6.0 million of unused, currently available borrowing capacity remaining in our SBIC subsidiary (subject to the SBA’s approval) that is exempt from the asset coverage ratio requirements.

As of December 31, 2010, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Our access to current and future liquidity from our borrowing facilities depends on several factors, including, but not limited to: the credit quality of our investment portfolio, including those investments used to collateralize borrowing facilities; the magnitude of our investments in individual companies and the industries in which they operate; our compliance with specific covenants in each borrowing agreement; and the specific provisions of our borrowing facilities.

Certain of our borrowing facilities contain provisions that require that we apply a portion of the proceeds we receive from monetizations to pay down a portion of the outstanding balances. In addition, as each of our borrowing facilities mature, it is important that we have sufficient liquidity available to repay our borrowing obligations. We may obtain the liquidity for repayment of our borrowing facilities from a number of sources, including cash on-hand, the maturity or monetization of our investment portfolio, other borrowing facilities and equity issuances, and from other borrowing arrangements.

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

PRIVATE PLACEMENT NOTES

As of December 31, 2010, we had two series of fixed-term, unsecuritized notes with a total outstanding balance of $26.2 million. Under the terms of the most recent amended agreements for these notes, we are required to offer to repurchase the Private Placement Notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased. We are required to offer to repurchase the Private Placement Notes with 45% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the Private Placement Notes as, and when, such sales occur in the event of proceeds of $5.0 million or more or otherwise on a semi-annual basis, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%. As the Private Placement Notes mature, we expect to repay these notes with the proceeds from monetizations of our unencumbered investments and unrestricted cash and cash equivalents.

COMMERCIAL LOAN FUNDING TRUST

As of December 31, 2010, we had a $100.3 million balance outstanding under the MCG Commercial Loan Funding Trust, or SunTrust Warehouse, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. Structured to operate like a revolving credit facility, the SunTrust Warehouse is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that MCG Capital Corporation, the parent, sold to the trust. The SunTrust Warehouse is funded by third parties through the commercial paper market with SunTrust Bank providing a liquidity backstop, subject to SunTrust Bank’s annual liquidity commitment. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. We must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs.

In January 2011, SunTrust Bank renewed this liquidity facility through January 2013. The legal final maturity date of the SunTrust Warehouse is January 2014 and the scheduled termination date is January 2013. If a new agreement or extension is not executed by January 2013, the SunTrust Warehouse enters a 12-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed in the facility. Prior to the commencement of any amortization period, net proceeds from monetizations of collateral financed in the SunTrust Warehouse must be reinvested in additional collateral or used to repay the outstanding borrowings. Under the terms of the renewal, investments in new collateral are limited to senior secured loans.

Under the SunTrust Warehouse, we are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities and indebtedness not represented by senior securities) to total indebtedness represented by senior securities, of the Company and its subsidiaries, of not less than 1.8:1.0, and (f) maintaining minimum liquidity.

In addition to the asset coverage ratio described above, borrowings under the SunTrust Warehouse will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in MCG Commercial Loan Funding Trust’s portfolio.

The following table sets forth the maturity of the SunTrust Warehouse, as well as the maturity of the securitized assets and the December 31, 2010 balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Borrowings	$100,251	$1,424	$98,827	$—	$—

Collateral
Securitized investments	179,263	20,597	138,351	13,191	7,124
Cash, securitization accounts	6,539	6,539	—	—	—

Total collateral	$185,802	$27,136	$138,351	$13,191	$7,124

COMMERCIAL LOAN TRUST 2006-1

As of December 31, 2010, we had $311.9 million of securitized debt outstanding under the Commercial Loan Trust 2006-1, which matures in April 2018. We retain all of the equity in the securitization. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The securitization includes a five-year reinvestment period ending in July 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. We have the ability to borrow up to an additional $50.0 million under our Series 2006-1 Class A-2 Notes.

The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Borrowings	$311,880	$—	$—	$—	$311,880

Collateral
Fair value of securitized investments	383,735	41,560	173,335	130,740	38,100
Cash, securitization account	35,706	35,706	—	—	—

Total collateral	$419,441	$77,266	$173,335	$130,740	$38,100

We may use the $35.7 million balance of cash in the securitized account, as well as proceeds from principal collections of securitized investments, to originate new loans until July 2011. At that time, we must apply the balance of unused cash in the securitized account to the outstanding balance of the Commercial Loan Trust 2006-1. In addition, we must apply principal collections from the securitized investments for this facility to repay the outstanding balance of the facility. Thus, we will likely repay this facility well before its maturity as the investments used to collateralize this facility mature and are monetized.

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of December 31, 2010, the license gave Solutions Capital I, L.P. the potential to borrow up to $130.0 million. Subsequently, in January 2011, the SBA increased the borrowing potential under the license to $150.0 million, which is the maximum amount of outstanding leverage available to single-license SBIC companies. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis.

In total, the SBA has approved and committed $150.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. We may use these funds to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $150.0 million potential borrowing for which we have received approval under this program, we must fund a total of $75.0 million to the SBIC, of which we have funded $49.6 million as of December 31, 2010. Based on our current funded capital as of December 31, 2010, Solutions Capital I, L.P. may, subject to the SBA’s approval, borrow up to an additional $6.0 million to originate new investments. To access the entire $150.0 million that the SBA has approved and committed, we would have to fund an additional $25.4 million in addition to the $49.6 million that we had funded through December 31, 2010.

The following table sets forth the maturity of the SBIC debentures, as well as the maturity of the assets and the current balance of securitized cash in this borrowing facility as of December 31, 2010.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Borrowings	$108,600	$—	$—	$—	$108,600

Collateral
Fair value of debt investments	124,529	—	38,908	85,621	—
Fair value of equity investments	17,054	—	—	—	17,054	(a)
Cash, restricted account	24,979	24,979	—	—	—

Total collateral	$166,562	$24,979	$38,908	$85,621	$17,054

(a)	Equity investments do not have a stated maturity date.

As shown in the above table, the collateral in this facility exceeds the outstanding balance.

WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS

The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2010 and 2009:

	For the years ended
(dollars in thousands)	December 31, 2010	December 31, 2009

Weighted-average borrowings	$524,632	$592,625

Average LIBOR	0.35%	0.69%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.33	2.54
Impact of amortization of deferred debt issuance costs	0.50	0.67

Total cost of funds	3.18%	3.90%

The 3.2% weighted-average cost of funds for 2010 was 72 basis points less than the same period in 2009. This decrease resulted from a 34 basis point decrease in average LIBOR, a 21 basis point decrease in the average spread to LIBOR and a 17 basis point decrease in the impact of amortization of deferred debt issuance costs.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of December 31, 2010, we had $32.3 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.2 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of December 31, 2010, we had no outstanding guarantees or standby letters of credit.

(in thousands)	As of December 31, 2010
Unused commitments to portfolio companies	Non-Affiliate Investments	Affiliate Investments	Control Investments	Total

Revolving credit facilities	$20,736	$7,650	$2,885	$31,271
Other	1,000	—	—	1,000

Total unused commitments to portfolio companies	$21,736	$7,650	$2,885	$32,271

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of December 31, 2010:

	000000000	000000000	000000000	000000000	000000000
(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Borrowings
Term securitizations	$311,880	$—	$—	$—	$311,880
Warehouse facility(b)	100,251	1,424	98,827	—	—
Unsecured notes	26,151	17,434	8,717	—	—
SBIC	108,600	—	—	—	108,600

Total borrowings	546,882	18,858	107,544	—	420,480
Interest payments on borrowings(c)	78,745	14,238	20,504	15,510	28,493
Operating and capital leases	4,786	2,312	2,474	—	—

Total contractual obligations	$630,413	$35,408	$130,522	$15,510	$448,973

(a)	Excludes the unused commitments to extend credit to our customers of $32.3 million as discussed above.

(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility are listed based on the contractual maturity due to the revolving nature of the facility.

(c)	Interest payments are based on legal maturity and the current outstanding principal balance of our borrowings and assume no changes in interest rate benchmarks.

In addition to our borrowings and lease obligations, we have entered into two interest rate swap agreements to manage our interest rate exposure related to our financing facilities. As of December 31, 2010, the swap agreements had a total notional amount of $21.2 million. Under the interest rate swap agreements, we will pay a fixed interest rate and receive a floating rate based on the prevailing three-month LIBOR. Our obligations under these swap agreements would be limited to the difference between these fixed and floating rates accrued on the notional amount. As of December 31, 2010 the fair value of these interest rate swaps was $0.3 million, and was included in our liabilities on our Consolidated Balance Sheets.

DISTRIBUTIONS

As a BDC that has elected to be treated as a RIC, we generally must distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built-in gains that we recognize in order to deduct distributions made (or deemed made) to our stockholders. In addition, for calendar years ended December 31, 2010 and earlier, we were subject to a 4% excise tax to the extent that we did not distribute (actually or on a deemed basis): 98% of our ordinary income for each calendar year; 98% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years. Beginning in 2011, we will be subject to the 4% excise tax to the extent that we do not distribute (actually or on a deemed basis): 98% of our ordinary income for each calendar year; 98.2% of our capital gain net income for each calendar year; and any income realized but not distributed in prior calendar years.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared distributions of $12.15 per share.

The following table summarizes the distributions that we declared for 2010:

Date Declared	Record Date	Payable Date	Dividends per Share

November 2, 2010	December 9, 2010	January 6, 2011	$0.14

August 3, 2010	September 7, 2010	October 4, 2010	$0.12

April 29, 2010	June 2, 2010	July 2, 2010	$0.11

As of the end of each fiscal year, we make the determinations of the tax attributes of our distributions, including determinations of return of capital, based upon our taxable income and distributions paid for the full year, which we report to each stockholder on a Form 1099. Based on the tax attributes of the distributions that we declared for 2010, 100% of these distributions were made from ordinary income. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

Each year, we mail statements on Form 1099-DIV to our stockholders, which identify the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for tax purposes. A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital. During the fiscal year 2009, we did not declare or pay any dividends to stockholders. For the tax year ended December 31, 2008, we elected to distribute such net long-term capital gains to our stockholders by designating a portion of our dividends as distributions of our net long-term capital gains. During 2010, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. We will monitor 2011 taxable income in order to ensure compliance with the distribution requirements as a RIC. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

For tax years ended on or before December 31, 2010, we were able to carryforward net capital losses that we may have incurred for a period of eight years. In December 2010, Congress enacted the Regulated Investment Company Modernization Act of 2010, which, in part, will allow us to indefinitely carryover net capital losses that we may incur after 2010. For the tax years ended December 31, 2010 and 2009, we had net capital losses of $4.9 million and $54.2 million, respectively, which we will carry forward to offset future net capital gains to the extent provided by federal tax law. The net capital loss carryforward from 2010 will expire in the tax year ending December 31, 2018 and the net capital loss carryforward from 2009 will expire in the tax year ending December 31, 2017.

The following table reconciles GAAP net income (loss) to taxable net income (loss) for 2010 and 2009:

(in thousands)	Years ended December 31,
	2010	2009

Net income (loss)	$(13,072)	$(51,059)
Difference between book and tax losses on investments	(52,865)	48,078
Net change in unrealized depreciation (appreciation) on investments not taxable until realized	66,674	(97,631)
Capital losses in excess of capital gains	4,861	54,245
Timing difference related to deductibility of long-term incentive compensation	1,594	6,091
Taxable interest income on non-accrual loans(a)	14,857	14,949
Dividend income accrued for GAAP purposes that is not yet taxable	(7,368)	(6,149)
Distributions from taxable subsidiaries	3,529	144
Federal tax provision (benefit)	1,801	(81)
Other, net	24	323

Taxable income (loss) before deductions for distributions	$20,035	$(31,090)

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

INCOME RECOGNITION

We follow the policies described below to recognize income on our Consolidated Statement of Operations:

•

Interest Income—We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when a loan becomes more than 90 days past due, or if we otherwise believe the customer is unable to service its debt and other obligations, we will as a general matter place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

PIK represents contractually deferred interest that typically is added to the loan balance. Generally, PIK interest is due at the end of the loan term. We generally accrue PIK interest when collection is expected and cease accruing PIK if there is insufficient value to support the accrual or we expect the customer is unable to pay all principal and interest due.

•

Dividend Income—We accrue dividend income on equity investments with stated income, if we expect to collect the dividends. We record dividend income on common equity investments, and gains from realized distributions, when the dividend has been declared and is required to be paid.

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

•

Advisory Fees and Other Income—We charge our portfolio companies fees for services that we provide, including advisory and management services, equity structuring, prepayments, research and other fees. These fees are based on market rates, which are documented in an agreement between MCG and the respective portfolio companies. We recognize advisory and management services fees when earned. We also recognize equity structuring fees as earned, which generally occurs when the investment transaction closes. We recognize prepayment fees upon receipt. Finally, certain of the bank accounts in which we maintain cash balances pay interest, which we recognize when the interest is earned.

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

We use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•

Majority-Owned Control Investments—Majority-owned control investments comprise 30.4% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned investments comprise 0.3% of our investment portfolio. For our non-majority owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 69.3% of our investment portfolio. Quoted prices are not available for 81.1% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of December 31, 2010, these securities represented 13.1% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm, considered new investments made or used market quotes for 99.4% of the fair value of our investment portfolio as of December 31, 2010.

	December 31, 2010

	Investments at Fair Value			Percent of

(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio

Independent valuations/reviews, recent transactions or market quotes
Independent valuation/review prepared
Fourth quarter 2010	$149,238	$172,021	$321,259	19.7%	68.4%	31.8%
Third quarter 2010	158,508	12,267	170,775	20.9	4.9	16.9
Second quarter 2010	74,804	5,052	79,856	9.9	2.0	7.9
First quarter 2010	115,027	36,618	151,645	15.2	14.5	15.0

Total independent valuations/reviews	497,577	225,958	723,535	65.7	89.8	71.6

Fair value from
Market quotes (Level 2)	121,454	2,395	123,849	16.0	1.0	12.3
Pending sales of investments or letters of intent	23,603	19,283	42,886	3.1	7.6	4.3

Fair value from market quotes and pending sales	145,057	21,678	166,735	19.1	8.6	16.6

New investments made during the 12 months ended December 31, 2010	110,831	2,393	113,224	14.6	1.0	11.2

Total portfolio evaluated	753,465	250,029	1,003,494	99.4	99.4	99.4

Not evaluated during the 12 months ended December 31, 2010	4,832	1,379	6,211	0.6	0.6	0.6

Total investment portfolio	$758,297	$251,408	$1,009,705	100.0%	100.0%	100.0%

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

GOODWILL

We account for goodwill in accordance with ASC 350—Intangibles—Goodwill and Other, or ASC 350. Based on the results of our impairment testing in December 2008, we concluded that our goodwill was fully impaired. In accordance with ASC 350, we wrote off this goodwill and reported the $3.9 million impairment on a separate line item titled “Goodwill impairment” on our Consolidated Statement of Operations for 2008. The balance of our goodwill was zero as of December 31, 2010 and 2009.

SHARE-BASED COMPENSATION

We recognize share based compensation in accordance with ASC Topic 718—Compensation—Stock Compensation, or ASC 718. In accordance with ASC 718, we recognize compensation cost related to share-based awards for which forfeiture provisions are expected to lapse over the requisite service period.

INCOME TAXES

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. We have distributed and intend to distribute sufficient dividends to eliminate taxable income. In addition, for calendar years ended December 31, 2010 and earlier, we were subject to a 4% excise tax to the extent that we did not distribute (actually or on a deemed basis): 98% of our ordinary income for each calendar year; 98% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years. Beginning in 2011, we will be subject to the 4% excise tax to the extent that we do not distribute (actually or on a deemed basis): 98% of our ordinary income for each calendar year; 98.2% of our capital gain net income for each calendar year; and any income realized but not distributed in prior calendar years.

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

EARNINGS (LOSS) PER SHARE

We determine basic and diluted earnings (loss) per weighted-average common share in accordance with ASC Topic 260—Earnings per Share, or ASC 260. We compute basic earnings (loss) per share by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. We compute diluted earnings (loss) per share by dividing such net income (loss) by the sum of the weighted-average number of shares outstanding for the period and the dilutive impact of restricted stock for which forfeiture provisions have not lapsed. We include unvested share-based awards that contain non-forfeitable rights in the computation of basic and diluted earnings (loss) per share pursuant to the two-class method.

RECENT DEVELOPMENTS

AMENDED WAREHOUSE SALE AND SERVICING AGREEMENT

On January 25, 2011, SunTrust Bank provided the renewal of its liquidity facility that supports our SunTrust Warehouse through January 25, 2013. The new legal final maturity date of the SunTrust Warehouse is January 25, 2014. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the warehouse facility may only look to the collateral to satisfy the outstanding obligations under this facility.

In connection with the renewal of SunTrust Bank’s liquidity facility, we also agreed to a number of modifications to the SunTrust Warehouse terms, including an extension of the scheduled termination date of this facility to January 25, 2013. If a new agreement or extension is not executed by January 25, 2013, the SunTrust Warehouse enters a 12-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed in the facility. Additionally, prior to the commencement of any amortization period, net proceeds from monetizations of collateral financed in the SunTrust Warehouse must be reinvested in additional collateral or used to repay outstanding borrowings.

The new interest rate on the SunTrust Warehouse equals the commercial paper rate plus 3.25%, an increase of 0.75% from the rate as of December 31, 2010. Outstanding borrowings on the SunTrust Warehouse were approximately $98.8 million as of January 24, 2011. We paid to SunTrust a facility renewal fee of $1.5 million, or 1.0%.

INCREASE IN SBIC DEBT COMMITMENT

In January 2011, the SBA approved an additional $20.0 million leverage commitment to the SBIC which increased the maximum amount of outstanding leverage available to us under the SBIC program to $150.0 million from $130.0 million as of December 31, 2010. To realize the full $150.0 million borrowing potential approved and committed under this program, we must fund a total of $75.0 million to the SBIC, which would be a $25.4 million increase from the amount we had funded as of December 31, 2010. The additional $20.0 million commitment may be drawn subject to the SBA’s approval and expires in September 2015. We paid a $0.2 million commitment fee related to this commitment.

SECOND SBIC LICENSE APPLICATION

On March 1, 2011, we made a submission to the SBA commencing our application process for a second SBIC license. If approved, our total borrowing capacity under the SBIC program will increase from $150 million to $225 million, subject to SBA approval of a capital commitment for the second SBIC and our funding of required capital.

PORTFOLIO INVESTMENTS

On February 14, 2011, Avenue Broadband LLC and the other stockholders of Avenue Broadband Holdings, Inc., or Holdings, signed a definitive agreement to sell all of the outstanding capital stock of Holdings. We anticipate that we will receive approximately $50.4 million in cash as a result of this transaction resulting from the repayment of our debt investment and distributions on our equity investment. Final closing of the sale transaction is subject to satisfaction of customary closing conditions, including regulatory approvals, and is expected to occur in March 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued Accounting Standard Update No. 2010-06—Improving Disclosures about Fair Value Measurements, or ASU 2010-06. The January 2010 update amends ASC 820 to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures became effective for interim and annual reporting periods beginning after December 15, 2010. We adopted this standard beginning with our financial statements ending March 31, 2010. Our adoption of this standard did not affect our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During 2010, the United States economy continued to recover from the effects of the recent recession that ended in mid-2009. Leading economic indicators, coupled with recent tax-related legislation enacted by Congress in late 2010, are indicative that the economic recovery may continue into 2011. Although the economy has not yet recovered to pre-recession levels, we are cautiously optimistic of the potential for future economic growth.

In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of December 31, 2010, approximately 75.5% of our loan portfolio, at fair value, bore interest at a spread to LIBOR or prime rate, and 24.5% at a fixed interest rate. As of December 31, 2010, approximately 61.4% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 2.25% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.29% as of December 31, 2010. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We also enter into derivative transactions in connection with our financing vehicles. During the quarter ended March 31, 2009, in connection with our financing vehicle requirements, we entered into two interest rate swaps, expiring in August 2011, having notional amounts of $8.7 million and $12.5 million at interest rates of 9.0% and 13.0%, respectively. During 2008, we entered into two interest rate swaps, which expired in November 2010, having notional amounts of $16.0 million and $8.0 million at interest rates of 10.0% and 14.0%, respectively, related to the same financing vehicle.

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009

(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Commercial Loans	Borrowings

Money market rate	$23,244	$—	$—	$—
Prime rate	49,227	—	75,126	—
LIBOR
30-day	92,787	—	19,876	—
60-day	—	—	12,441	—
90-day	478,896	311,880	306,563	319,880
180-day	—	—	3,683	—
Commercial paper	—	100,251	—	158,907
Fixed rate	257,536	134,751	350,504	79,061

Total	$901,690	$546,882	$768,193	$557,848

Based on our December 31, 2010 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of December 31, 2010, the quarterly average LIBOR was 0.29% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Unrealized (Depreciation)/ Appreciation	Net Loss
100	$1,680	$4,121	$(145)	$(2,586)
200	5,575	8,243	19	(2,649)
300	11,895	12,364	184	(285)

From February 2009 through December 2009, we maintained our cash in non-interest-bearing accounts, which were fully insured by the FDIC, under the FDIC’s Temporary Liquidity Guarantee Program. The FDIC’s Temporary Liquidity Guarantee Program was originally scheduled to expire on December 31, 2009, but was subsequently extended through June 30, 2010. Nonetheless, beginning in January 2010, a number of banks opted out of this program. Because of the minimal availability of the Temporary Liquidity Guarantee Program beginning in January 2010, combined with some stabilization of the banking industry during the quarter ended March 31, 2010, we redeployed a portion of our unrestricted cash into secure, interest-bearing accounts. Consequently, we deposited a portion of our excess cash into secure interest-bearing accounts during the quarter ended March 31, 2010. As we redeploy additional cash into interest-bearing accounts and we originate new investments, our sensitivity to interest rate fluctuations and our net loss from a hypothetical increase in interest rates should decrease. As of December 31, 2010, we had a total of $116.6 million of unrestricted cash, restricted cash and cash in securitization accounts of which $93.4 million was in non-interest bearing accounts. For each $10.0 million of cash in these non-interest bearing accounts that we redeploy into variable interest rate investments, the net loss from our sensitivity to interest rate fluctuations will decrease by approximately $100,000 for each 100 basis point increase in interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MCG Capital Corporation

We have audited MCG Capital Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MCG Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MCG Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2010, and the consolidated financial highlights for each of the five years in the period ended December 31, 2010. Our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MCG Capital Corporation

We have audited the accompanying consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2010, and the consolidated financial highlights for each of the five years in the period ended December 31, 2010. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2010, by correspondence with the custodians, or by other appropriate auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2010 and 2009, the consolidated results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2010 and its consolidated financial highlights for each of the five years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MCG Capital Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 4, 2011

MCG Capital Corporation

CONSOLIDATED BALANCE SHEETS

	0000000000	0000000000
(in thousands, except per share amounts)	December 31, 2010	December 31, 2009

Assets

Cash and cash equivalents	$44,970	$54,187

Cash, securitization accounts	42,245	109,141

Cash, restricted	29,383	21,232

Investments at fair value
Non-affiliate investments (cost of $684,785 and $560,347, respectively)	646,116	531,974
Affiliate investments (cost of $43,721 and $38,845, respectively)	53,300	44,388
Control investments (cost of $517,167 and $555,732, respectively)	310,289	409,984

Total investments (cost of $1,245,673 and $1,154,924, respectively)	1,009,705	986,346

Interest receivable	5,453	6,025

Other assets	13,521	14,218

Total assets	$1,145,277	$1,191,149

Liabilities

Borrowings (maturing within one year of $18,858 and $13,327, respectively)	$546,882	$557,848

Interest payable	2,291	2,736

Dividends payable	10,735	—

Other liabilities	7,353	14,882

Total liabilities	567,261	575,466

Stockholders’ equity

Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—

Common stock, par value $0.01, authorized 200,000 shares on December 31, 2010 and 2009, 76,662 issued and outstanding on December 31, 2010 and 76,394 issued and outstanding on December 31, 2009	767	764

Paid-in capital	1,008,823	1,005,085

Distributions in excess of earnings
Paid-in capital	(166,029)	(162,783)
Other	(28,555)	(57,066)

Net unrealized depreciation on investments	(236,990)	(170,317)

Total stockholders’ equity	578,016	615,683

Total liabilities and stockholders’ equity	$1,145,277	$1,191,149

Net asset value per common share at end of period	$7.54	$8.06

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

(in thousands, except per share amounts)	2010	2009	2008

Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$61,396	$64,209	$72,725
Affiliate investments (5% to 25% owned)	4,859	4,470	6,777
Control investments (more than 25% owned)	20,274	28,627	52,753

Total interest and dividend income	86,529	97,306	132,255

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	1,982	1,333	1,507
Affiliate investments (5% to 25% owned)	320	—	99
Control investments (more than 25% owned)	738	1,195	1,504

Total advisory fees and other income	3,040	2,528	3,110

Total revenue	89,569	99,834	135,365

Operating expenses
Interest expense	16,891	23,444	35,431
Employee compensation
Salaries and benefits	16,275	14,825	16,490
Amortization of employee restricted stock awards	4,342	7,727	6,855

Total employee compensation	20,617	22,552	23,345
General and administrative expense	11,496	15,650	16,648
Goodwill impairment	—	—	3,851

Total operating expenses	49,004	61,646	79,275

Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit)	40,565	38,188	56,090

Net realized gain (loss) on investments
Non-affiliate investments (less than 5% owned)	17,529	(18,015)	5,868
Affiliate investments (5% to 25% owned)	36	(1,947)	(61)
Control investments (more than 25% owned)	(5,711)	(172,022)	(15,190)

Total net realized gain (loss) on investments	11,854	(191,984)	(9,383)

Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	(10,296)	(6,803)	(53,312)
Affiliate investments (5% to 25% owned)	4,036	(5,442)	3,900
Control investments (more than 25% owned)	(61,130)	110,642	(198,252)
Derivative and other fair value adjustments	717	(766)	(554)

Total net unrealized (depreciation) appreciation on investments	(66,673)	97,631	(248,218)

Net investment loss before income tax provision (benefit)	(54,819)	(94,353)	(257,601)

Gain on extinguishment of debt before income tax provision (benefit)	2,983	5,025	11,055
Income tax provision (benefit)	1,801	(81)	789

Net loss	$(13,072)	$(51,059)	$(191,245)

Loss per basic and diluted common share	$(0.17)	$(0.68)	$(2.65)
Cash distributions declared per common share	$0.37	$—	$0.71
Weighted-average common shares outstanding—basic and diluted	75,422	74,692	72,254

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	00000000	00000000	00000000
	Years ended December 31,

(in thousands, except per share amounts)	2010	2009	2008

Increase (decrease) in net assets from operations
Net operating income before net investment loss, gain on extinguishment of debt and income tax (provision) benefit	$40,565	$38,188	$56,090
Net realized gain (loss) on investments	11,854	(191,984)	(9,383)
Net unrealized (depreciation) appreciation on investments	(66,673)	97,631	(248,218)
Gain on extinguishment of debt	2,983	5,025	11,055
Income tax (provision) benefit	(1,801)	81	(789)

Net loss	(13,072)	(51,059)	(191,245)

Distributions to stockholders
Distributions from net investment income	(25,097)	—	29,528
Distributions in excess of net investment income (accumulated distributions in excess of net investment income and capital gains for December 31, 2010, 2009 and 2008 were $166,029, $162,783 and $162,783, respectively)	(3,246)	—	(78,713)
Distributions forfeited	7	—	—

Net decrease in net assets resulting from stockholder distributions	(28,336)	—	(49,185)

Capital share transactions
Issuance of common stock	—	—	57,038
Amortization of restricted stock awards
Employee	4,342	7,727	6,855
Restructuring expense	—	—	106
Non-employee director	76	135	255
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(661)	—	—
Net forfeitures of restricted common stock	(16)	—	—
Cancellation of common stock held as collateral for stockholder loans	—	(92)	(105)
Stockholder loans
Unrealized (appreciation) depreciation on stockholder loans	—	(31)	398
Repayment of stockholder loans	—	92	105

Net increase in net assets resulting from capital share transactions	3,741	7,831	64,652

Total decrease in net assets	(37,667)	(43,228)	(175,778)

Net assets
Beginning of period	615,683	658,911	834,689

End of period	$578,016	$615,683	$658,911

Net asset value per common share at end of period	$7.54	$8.06	$8.66
Common shares outstanding at end of period	76,662	76,394	76,075

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	0000000000	0000000000	0000000000
	Years ended December 31,

(in thousands)	2010	2009	2008

Cash flows from operating activities
Net loss	$(13,072)	$(51,059)	$(191,245)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Investments in portfolio companies	(294,904)	(58,673)	(87,530)
Principal collections related to investment repayments or sales	216,879	196,575	203,881
Increase in interest receivable, accrued payment-in-kind interest and dividends	(395)	(13,330)	(26,415)
Amortization of restricted stock awards
Employee	4,342	7,727	6,961
Non-employee director	76	135	255
Decrease (increase) in cash—securitization accounts from interest collections	2,552	1,305	(566)
Depreciation and amortization	3,954	5,395	3,763
Impairment of goodwill	—	—	3,851
Unrealized (appreciation) depreciation on stockholder loans	—	(31)	398
Decrease (increase) in other assets	166	1,160	(3,848)
Increase (decrease) in other liabilities	(7,223)	663	(5,592)
Realized (gain) loss on investments	(11,854)	191,984	9,383
Net change in unrealized depreciation (appreciation) on investments	66,673	(97,631)	248,218
Gain on extinguishment of debt	(2,983)	(5,025)	(11,055)

Net cash (used in) provided by operating activities	(35,789)	179,195	150,459

Cash flows from financing activities
Payments on borrowings	(88,983)	(73,776)	(103,091)
Proceeds from borrowings	81,000	—	—
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	64,344	(72,953)	76
Restricted cash	(8,151)	(20,253)	—
Payment of financing costs	(3,353)	(4,175)	(3,500)
Issuance of common stock, net of costs	—	—	57,038
Distributions paid	(17,608)	—	(78,130)
Cancellation of common stock held as collateral for stockholder loans	—	(92)	(105)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(661)	—	—
Net forfeitures of restricted common stock	(16)	—	—
Repayment of stockholder loans	—	92	105

Net cash provided by (used in) financing activities	26,572	(171,157)	(127,607)

Increase (decrease) in cash and cash equivalents	(9,217)	8,038	22,852
Cash and cash equivalents
Beginning balance	54,187	46,149	23,297

Ending balance	$44,970	$54,187	$46,149

Supplemental disclosure of cash flow information
Interest paid	$14,666	$22,056	$34,282
Income taxes paid	3,247	59	905
Payment-in-kind interest collected	18,819	2,214	6,230
Dividend income collected	3,970	8,414	3,817

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Control Investments(4):
Avenue Broadband	Cable	Subordinated Debt (14.0%, Due 3/14)(1)	$15,182	$15,115	$15,115
LLC(2)		Preferred Units (10.8%, 17,100 units)(1)(18)		23,151	35,371
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks	Communications-	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	47,477
Holdings, Inc.(6)	CLEC	Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	54,794
		Series B Preferred Stock (12.0%, 1,282 shares)		100	698
		Class A Common Stock (4,731,031 shares)		—	—
GMC Television	Broadcasting	Senior Debt (4.3%, Due 12/16)(1)	23,720	21,240	21,656
Broadcasting, LLC(2)		Subordinated Debt (14.0%, Due 12/16)(1)(7)	10,446	6,975	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,248	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—
Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,200	9,164	7,430
		Series A Preferred Units (10.0%, 86,000 units)		9,095	—
		Series B Preferred Units (10.0%, 30,000 units)		3,000	—
Jet Plastica Investors,	Plastic Products	Senior Debt (13.3%, Due 12/12)(1)	14,052	13,990	13,990
LLC(2)		Subordinated Debt A (15.2%, Due 3/13)(1)(7)	22,038	19,365	7,143
		Subordinated Debt B (17.0%, Due 3/13)(1)(7)	27,485	21,560	—
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—
MTP Holding, LLC(6)	Communications-	Common LLC Interest (79,171 units)		1	—
	Other
NPS Holding	Business	Senior Debt A1 (6.0%, Due 6/13)(1)(7)	4,702	3,470	3,348
Group, LLC(2)(5)(6)	Services	Senior Debt A2 (6.0%, Due 6/13)(1)(7)	2,070	1,905	—
		Senior Debt A3 (6.0%, Due 6/13)(1)(7)	7,872	6,228	—
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Units (36,500 units)		—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	14,915	14,874	14,874
		Preferred LLC Interest (10.0%, 120,000 units)		14,138	13,515
PremierGarage	Home Furnishings	Senior Debt (8.0%, Due 12/10-9/11)(1)(7)	10,441	8,998	5,916
Holdings, LLC(2)(6)		Preferred LLC Units (400 units)		400	—
		Common LLC Units (79,935 units)		4,971	—
RadioPharmacy	Healthcare	Senior Debt (7.0%, Due 10/11)(1)	8,500	8,500	8,500
Investors, LLC(2)		Subordinated Debt (15.0%, Due 12/12)(1)	10,372	10,357	10,357
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	7,219
Superior Industries	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	23,662	23,603	23,603
Investors, LLC(2)		Preferred Units (8.0%, 125,400 units)		16,495	19,283
Total Sleep Holdings,	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	13,044	11,780	—
Inc.(2)(6)		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—

Total Control Investments (represents 30.7% of total investments at fair value)				517,167	310,289

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Affiliate Investments(3):
Advanced Sleep	Home Furnishings	Senior Debt (13.6%, Due 10/11)(1)	$5,355	$5,322	$5,322
Concepts, Inc.(2)		Subordinated Debt (16.0%, Due 4/12)(1)	5,336	5,285	5,274
		Series A Preferred Stock (20.0%, 49 shares)		297	104
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—
Cherry Hill Holdings,	Entertainment	Series A Preferred Stock (20.0%, 750 shares)		945	1,076
Inc.
Contract Datascan	Business Services	Subordinated Debt (14.0%, Due 3/16)(1)	7,756	7,074	7,074
Holdings, Inc.		Series A Preferred Stock (10.0%, 1,987 shares)(1)		1,983	1,983
		Common Stock (4,135 shares)(1)		410	410
Stratford School	Education	Senior Debt (7.5%, Due 12/15)(1)	19,000	18,885	18,885
Holdings, Inc.(2)		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		3	8,534
		Warrants to purchase Common Stock (expire 5/15)(1)		—	2,910
Sunshine Media	Publishing	Common Stock (145 shares)		581	116
Delaware, LLC(2)(6)(16)		Class A LLC Interest (8.0%, 563,808 units)		564	112
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—
Velocity Technology	Business Services	Series A Preferred Stock (1,506,602 shares)		1,500	1,500
Enterprises, Inc.(2)(6)

Total Affiliate Investments (represents 5.3% of total investments at fair value)				43,721	53,300

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Non-Affiliate Investments (less than 5% owned):
Active Brands	Consumer Products	Senior Debt (10.4%, Due 6/12)(1)(7)	$29,263	$26,328	$1,939
International, lnc.(2)(6)		Subordinated Debt (17.0%, Due 9/12)(1)(7)	18,066	12,053	—
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—
Allen’s T.V. Cable	Cable	Senior Debt (7.3%, Due 12/12)(1)	5,080	5,069	5,069
Service, Inc.		Subordinated Debt (10.0%, Due 12/12)(1)	2,415	2,384	2,343
		Warrants to purchase Common Stock (expire 11/15)		—	47
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (9.5%, Due 12/15)(1)	29,250	28,935	28,935
Coastal Sunbelt	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	21,411	21,239	21,239
Holding, Inc.(2)		Subordinated Debt (16.0%, Due 8/15)(1)	8,859	8,795	8,795
Coastal Sunbelt Real	Real Estate	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,257	2,251	2,251
Estate, Inc.	Investments	Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	2,318
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.9%, Due 06/13)(1)	7,690	7,531	6,889
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (13.0%, Due 12/13)(1)(8)	24,630	22,855	17,365
CWP/RMK Acquisition	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	583	518
Corp.(2)(6)
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	3,387	3,343	3,343
Equibrand Holding	Leisure Activities	Senior Debt (9.5%, Due 6/11)(1)	4,244	4,234	4,234
Corporation(2)		Subordinated Debt (17.0%, Due 12/11)(1)	10,142	10,109	10,109
Focus Brands Inc.(22)	Restaurants	Senior Debt (7.3%, Due 11/16)(1)	11,018	11,047	11,150
G&L Investment	Insurance	Subordinated Debt (9.8%, Due 5/14)(1)	17,500	17,129	17,129
Holdings, LLC(2)		Series A Preferred Shares (14.0%, 5,000,000 shares)		7,651	7,651
		Class C Shares (621,907 shares)		529	213
Golden Knight II CLO, Ltd.(6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,038	2,395
Goodman Global, Inc.	Business Services	Senior Debt (5.8%, Due 10/16)(1)	2,993	2,993	3,013
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (12.9%, Due 12/13)(1)	26,130	25,980	25,980
		Series B Preferred Units (12.5%, 4,213,333 units)		4,679	5,052
Haws Corporation	Manufacturing	Senior Debt (10.5%, Due 12/15)(1)	22,500	22,230	22,230
Interactive Data Corporation(17)	Diversified Financial Services	Senior Debt (6.8%, Due 01/17) (1)	9,950	10,040	10,094
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,431	6,431
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(12)		423	27,798
Knology Inc.(19)	Cable	Senior Debt (5.5%, Due 10/16)(1)	6,090	6,098	6,133
Lambeau Telecom Company, LLC(6)(21)	Communications-CLEC	Senior Debt (12.0%, Due 2/13)(7)	1,067	1,002	675
Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)		2,185	17
LMS INTELLIBOUND,	Logistics	Senior Debt (8.7%, Due 3/14–6/14)(1)	16,320	16,114	16,114
INC.(2)		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,879	6,879
Mailsouth, Inc.	Publishing	Senior Debt (7.0%, Due 12/16)	5,000	4,925	4,950
Massage Envy, LLC	Leisure Activities	Senior Debt (11.0%, Due 12/14)(1)	10,222	10,023	10,023
Maverick Healthcare	Healthcare	Subordinated Debt (16.0%, Due 4/14)(1)(15)	13,357	13,223	13,223
Equity, LLC		Preferred Units (10.0%, 1,250,000 units)		1,580	1,710
		Class A Common Units (1,250,000 units)		—	271

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Metropolitan	Communications-	Senior Debt (8.0%, Due 3/14-12/16)(1)	$27,770	$27,534	$27,534
Telecommunications Holding Company(2)	CLEC
Miles Media Group, LLC(2)	Business Services	Senior Debt (12.5%, Due 6/13)(1)	16,238	16,049	16,049
MLM Holdings, Inc.	Information Services	Senior Debt (7.0%, Due 12/16)(1)	14,464	14,248	14,301
NDSSI Holdings,	Electronics	Senior Debt (14.8%, Due 9/14)(1)	30,132	29,928	29,928
LLC(2)		Series A Preferred Units (516,691 units)		718	125
		Series B Convertible Preferred Units (165,003 units)		142	356
		Class A Common Units (1,000,000 units)		333	—
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (3.3%, Due 07/14)(1)	3,140	2,960	2,949
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (7.5%, Due 04/16)(1)	4,975	5,034	5,043
Philadelphia Media Network, Inc.(6)(11)	Newspaper	Class A Common Stock (1,000 shares)		5,070	48
Provo Craft & Novelty Inc.	Leisure Activities	Senior Debt (8.0%, Due 3/16)(1)	8,077	7,841	7,850
Restaurant Technologies,	Food Services	Senior Debt (17.6%, Due 2/12)(1)	42,742	42,607	42,607
Inc.		Common Stock (47,512 shares)		353	81
		Warrants to purchase Common Stock (expire 6/14)		—	685
Rural/Metro Operating Company, LLC	Healthcare	Senior Debt (6.0%, Due 11/16) (1)	4,000	3,980	4,046
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (14.0%, Due 8/11)(1)	27,169	26,360	26,183
Savvis Communications Corporation	Business Services	Senior Debt (6.8%, Due 08/16)(1)	9,975	10,029	10,148
SC Academy Holdings, Inc.	Education	Subordinated Debt (12.0%, Due 7/16)(1)	13,500	13,375	13,375
Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt (14.3%, Due 1/16)(1)	10,158	10,070	10,070
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (9.0%, Due 5/15)(1)	11,025	10,882	10,706
Softlayer Technologies, Inc.	Business Services	Senior Debt (7.8%, Due 11/16)(1)	14,000	13,830	14,003
Summit Business Media Intermediate Holding Company, LLC(6)(14)	Information Services	Subordinated Debt (11.0%, Due 7/14)(1)(7)	7,158	5,996	296
Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (7.3%, Due 10/12)(1)	20,000	19,921	19,729
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	10
The Gavilon Group, LLC	Agriculture	Senior Debt (6.0%, Due 12/16)(1)	8,500	8,373	8,418
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (10.8%, Due 6/14)(1)	12,500	12,500	12,500
The SI Organization, Inc.(20)	Defense	Senior Debt (5.8%, Due 11/16)(1)	3,000	3,000	3,030
The Telx Group, Inc.	Business Services	Senior Debt (8.0%, Due 6/15)(1)	13,930	13,680	13,860
Visant Corporation(23)	Consumer Products	Senior Debt (7.0%, Due 12/16)(1)	6,983	6,849	7,077
VOX Communications	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,717	10,388	6,157
Group Holdings, LLC(2)(6)		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,459	1,414	—
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (5.3%, Due 2/14)(1)	3,850	3,856	3,807
Xpressdocs Holdings,	Business Services	Senior Debt (11.6%, Due 4/12-4/13)(1)	19,533	19,328	19,522
Inc.(2)		Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 64.0% of total investments at fair value)				684,785	646,116

Total Investments				$1,245,673	$1,009,705

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

	0000000	0000000	0000000	0000000	0000000	0000000
Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value(a)

Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	13.0%	08/11	$12,500	$—	$(183)
	Interest Rate Swap—Pay Fixed/Receive Floating	9.0%	08/11	8,681	—	(127)

Total Interest Rate Swaps				$21,181	$—	$(310)

(a)	We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets.

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband	Cable	Subordinated Debt (14.0%, Due 3/14)(1)	$14,436	$14,349	$14,349
LLC(2)		Preferred Units (10.8%, 17,100 units)(1)(18)		20,878	26,601
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks	Communications-	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	70,139
Holdings, Inc.(6)	CLEC	Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	68,695
		Class A Common Stock (4,698,987 shares)		—	—
GMC Television	Broadcasting	Senior Debt A (4.3%, Due 12/16)(1)	20,720	18,537	18,537
Broadcasting, LLC(2)		Senior Debt B (4.3%, Due 12/16)(1)(7)	3,000	2,799	2,963
		Subordinated Debt (14.0%, Due 12/16)(1)(7)	9,086	6,975	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,067	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—
Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,000	8,926	8,926
		Series A Preferred Units (10.0%, 86,000 units)		9,095	1,330
		Series B Preferred Units (10.0%, 30,000 units)		3,000	159
Jet Plastica Investors,	Plastic Products	Senior Debt (9.3%, Due 12/12)(1)	12,533	12,441	12,441
LLC(2)		Subordinated Debt A (15.5%, Due 3/13)(1)	18,713	18,520	18,520
		Subordinated Debt B (17.0%, Due 3/13)(1)(8)	19,563	17,560	11,826
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—
JetBroadband Holdings, LLC(2)	Cable	Subordinated Unsecured Debt (14.9%, Due 8/15-2/16)	28,603	28,440	28,440
		Series A Preferred Units (10.0%, 133,204 units)		18,471	11,809
		Series B Preferred Units (24,441 units)		5,000	10,000
MTP Holding, LLC(6)	Communications-	Common LLC Interest (79,171 units)		3	28
	Other
NPS Holding	Business	Senior Debt A1 (6.0%, Due 6/13)(1)	4,702	3,382	3,382
Group, LLC(2)(5)	Services	Senior Debt A2 (6.0%, Due 6/13)(1)(7)	2,069	1,922	149
		Senior Debt A3 (6.0%, Due 6/13)(1)(7)	7,873	6,228	—
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Units (36,500 units)		—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	16,300	16,225	16,225
		Preferred LLC Interest (10.0%, 120,000 units)		13,996	12,251
PremierGarage	Home Furnishings	Senior Debt (8.0%, Due 12/10-9/11)(1)(7)	9,953	9,149	9,887
Holdings, LLC(2)(6)		Preferred LLC Units (400 units)		400	289
		Common LLC Units (79,935 units)		4,971	—
RadioPharmacy	Healthcare	Senior Debt (7.0%, Due 12/10)(1)	8,500	8,484	8,484
Investors, LLC(2)		Subordinated Debt (15.0%, Due 12/11)(1)	10,140	10,111	10,111
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	69
Superior Industries	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	20,212	20,126	20,126
Investors, LLC(2)		Preferred Units (8.0%, 125,400 units)		15,272	18,977
Total Sleep Holdings,	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	12,037	11,780	5,271
Inc.(2)(6)		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—

Total Control Investments (represents 41.6% of total investments at fair value)				555,732	409,984

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Affiliate Investments(3):
Advanced Sleep	Home Furnishings	Senior Debt (13.3%, Due 10/11)(1)	$5,985	$5,890	$5,627
Concepts, Inc.(2)		Subordinated Debt (16.0%, Due 4/12)(1)	5,125	5,034	4,817
		Series A Preferred Stock (20.0%, 49 shares)		297	—
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—
Cherry Hill Holdings,	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		907	906
Inc.(6)
Stratford School	Education	Senior Debt (6.9%, Due 7/11-9/11)(1)	3,440	3,404	3,368
Holdings, Inc.(2)		Subordinated Debt (14.0%, Due 12/11)(1)	6,717	6,695	6,695
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		240	6,835
		Warrants to purchase Common Stock (expire 5/15)(1)		67	1,846
Sunshine Media	Publishing	Common Stock (145 shares)		581	—
Delaware, LLC(2)(6)(16)		Class A LLC Interest (8.0%, 563,808 units)		564	—
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—
Velocity Technology	Business Services	Senior Debt (7.8%, Due 12/12)(1)	12,859	12,794	12,794
Enterprises, Inc.(2)		Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 4.5% of total investments at fair value)				38,845	44,388

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Non-Affiliate Investments (less than 5% owned):
Active Brands	Consumer Products	Senior Debt (10.3%, Due 6/12)(1)(8)	$24,601	$24,155	$18,665
International, lnc.(2)		Subordinated Debt (17.0%, Due 9/12)(1)(7)	15,446	12,437	—
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—
Allen’s T.V. Cable	Cable	Senior Debt (7.3%, Due 12/12)(1)	6,280	6,258	6,258
Service, Inc.		Subordinated Debt (10.1%, Due 12/12)(1)	2,488	2,442	2,358
		Warrants to purchase Common Stock (expire 11/15)		—	95
Amerifit Nutrition, Inc.(2)	Healthcare	Senior Debt (12.0%, Due 3/10)(1)	2,567	2,559	2,559
B & H Education, Inc.	Education	Series A-1 Convertible Preferred Stock (12.0%, 5,384 shares)		1,669	5,383
BLI Holdings, Inc.(2)	Drugs	Senior Debt (11.3%, Due 2/10)(1)	10,393	10,216	10,213
Coastal Sunbelt	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	22,061	21,838	21,838
Holding, Inc.(2)		Subordinated Debt (16.0%, Due 8/15)(1)	8,509	8,430	8,430
Coastal Sunbelt Real	Real Estate	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,190	2,180	2,178
Estate, Inc.	Investments	Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	525
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.1%, Due 7/12-10/12)(1)(8)	9,499	9,350	8,105
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (12.8%, Due 12/13)(1)	20,000	19,805	13,998
CWP/RMK Acquisition	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	597	409
Corp.(2)(6)
Dayton Parts Holdings,	Auto Parts	Preferred LLC Interest (10.0%, 16,470 units)		631	615
LLC(6)		Class A Common LLC Interest (8.0%, 10,980 units)		400	—
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	6,015	5,958	5,958
Equibrand Holding	Leisure Activities	Senior Debt (9.5%, Due 6/11)(1)	4,640	4,609	4,609
Corporation(2)		Subordinated Debt (17.0%, Due 12/11)(1)	9,643	9,577	9,577
G&L Investment	Insurance	Subordinated Debt (7.8%, Due 5/14)(1)	17,500	17,021	15,778
Holdings, LLC(2)		Series A Preferred Shares (14.0%, 5,000,000 shares)		6,667	6,667
		Class C Shares (621,907 shares)		529	370
Golden Knight II CLO, Ltd.(6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,575	1,836
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (7.5%, Due 2/13)(1)	7,673	7,611	7,527
		Subordinated Debt (14.0%, Due 8/13)(1)	7,968	7,935	7,935
		Series B Preferred Units (12.5%, 4,213,333 units)		4,397	2,774
Home Interiors & Gifts, Inc.(6)(10)	Home Furnishings	Senior Debt (8.0%, Due 3/11)(7)	4,141	3,667	21
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,019	6,019
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(12)		422	20,478
Lambeau Telecom Company, LLC	Communications-CLEC	Senior Debt (12.0%, Due 2/13)(8)	1,380	1,353	1,059
Legacy Cabinets, Inc.(6)	Home Furnishings	Subordinated Debt (12.5%, Due 8/13)(1)(7)	2,328	2,184	—
LMS INTELLIBOUND,	Logistics	Senior Debt (8.6%, Due 3/14–6/14)(1)	25,193	24,848	24,848
INC.(2)		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,846	6,846
Maverick Healthcare	Healthcare	Subordinated Debt (16.0%, Due 4/14)(1)(15)	12,894	12,753	12,753
Equity, LLC		Preferred Units (10.0%, 1,250,000 units)		1,432	1,432
		Class A Common Units (1,250,000 units)		—	—
MCI Holdings LLC(2)	Healthcare	Subordinated Debt (12.7%, Due 4/13)(1)	32,307	32,186	32,186
		Class A LLC Interest (4,712,042 units)		3,000	9,177

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Metropolitan	Communications-	Senior Debt (10.8%, Due 12/11)(1)	$20,327	$20,247	$20,247
Telecommunications Holding Company(2)	CLEC	Warrants to purchase Common Stock (expire 9/13)(13)		1,843	9,989
Miles Media Group, LLC(2)	Business Services	Senior Debt (12.5%, Due 6/13)(1)	17,369	17,095	17,095
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (9.9%, Due 9/13-3/14)(1)	19,373	19,209	18,473
		Subordinated Debt (15.0%, Due 9/14)(1)	22,384	22,323	22,323
		Series A Preferred Units (516,691 units)		718	718
		Class A Common Units (1,000,000 units)		333	568
Philadelphia Newspapers, LLC(6)(11)	Newspaper	Subordinated Unsecured Debt (16.5%, Due 6/14)(7)	5,082	5,070	—
Powercom Corporation(6)	Communications- CLEC	Warrants to purchase Class A Common Stock (expire 6/14)		286	—
Quantum Medical	Laboratory	Senior Debt (6.3%, Due 5/11)(1)	15,500	15,481	15,481
Holdings, LLC (2)	Instruments	Subordinated Debt (15.0%, Due 12/11)(1)	18,032	17,952	17,952
		Preferred LLC Interest (1,000,000 units)		640	1,357
Restaurant Technologies,	Food Services	Senior Debt (17.6%, Due 2/12)(1)	39,824	39,567	39,567
Inc.		Common Stock (47,512 shares)		352	51
		Warrants to purchase Common Stock (expire 6/14)		—	149
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (15.5%, Due 8/11)(1)(8)	26,559	25,964	24,730
Summit Business Media Intermediate Holding Company, LLC(6)(14)	Information Services	Subordinated Debt (15.0%, Due 7/14)(1)(7)	6,647	5,996	896
Teleguam Holdings, LLC(2)	Communications- Other	Subordinated Debt (7.2%, Due 10/12)(1)	20,000	19,876	17,989
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	7
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (17.0%, Due 11/14)(1)	14,662	14,662	14,662
ValuePage, Inc.(6)	Communications- Other	Senior Debt (12.8%, Due 6/08)(7)	1,274	993	3
VOX Communications	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,483	10,463	6,025
Group Holdings, LLC(2)(6)		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,170	1,414	—
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
WebMediaBrands Inc.(6)	Information Services	Common Stock (148,373 shares)		2,115	131
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (2.5%, Due 2/14)(1)	3,890	3,908	3,354
Xpressdocs Holdings,	Business Services	Senior Debt (11.5%, Due 4/12-4/13)(1)(8)	20,208	20,055	19,630
Inc.(2)		Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 53.9% of total investments at fair value)				560,347	531,974

Total Investments				$1,154,924	$986,346

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

(11)

On February 22, 2009, Philadelphia Newspapers, LLC filed for Chapter 11 bankruptcy protection. On October 8, 2010, substantially all of the assets of Philadelphia Media Holdings, LLC and affiliates, including the operating subsidiaries of Philadelphia Newspapers, LLC, were sold to Philadelphia Media Network, Inc., or PMN, in a transaction approved by the bankruptcy court, and in connection therewith, we were issued shares of common stock of PMN.

(12)

On February 24, 2010, we exercised warrants to purchase 100,000 shares of common stock of Jenzabar, Inc. and we submitted the requisite payments for this stock. Our receipt of the common stock certificates from Jenzabar is pending.

(13)	In connection with a recapitalization transaction, on December 20, 2010, Metropolitan Telecommunications Holding Company redeemed our warrants for a purchase price of $12.0 million.

(14)	On January 25, 2011, Summit Business Media Intermediate Holding Company, LLC filed for Chapter 11 bankruptcy protection.

(15)	On January 24, 2011, Maverick Healthcare Equity, LLC subordinated debt was repaid in full.

(16)

On January 27, 2011, MCG sold all of its common stock in Sunshine Media Holdings Corporation in exchange for $0.2 million in cash and a warrant to purchase shares of Common Stock of Sunshine Media Group, Inc. In connection with this transaction, Sunshine Media Delaware, LLC is being dissolved.

(17)	On February 11, 2011, Interactive Data Corporation senior debt was repaid in full.

(18)

On February 14, 2011, Avenue Broadband LLC and the other stockholders of Avenue Broadband Holdings, Inc., or Holdings, signed a definitive agreement to sell all of the outstanding capital stock of Holdings. MCG anticipates that it will receive approximately $50.4 million in cash as a result of this transaction resulting from the repayment of MCG’s debt investment and distributions on its equity investment. Final closing of the sale transaction is subject to satisfaction of customary closing conditions, including regulatory approvals, and is expected to occur in March 2011.

(19)	On February 18, 2011, Knology Inc. senior debt was repaid in full.

(20)	On February 18, 2011, The SI Organization, Inc. senior debt was repaid in full.

(21)	On February 24, 2011, we agreed to a discounted payoff of Lambeau Telecom Company, LLC’s senior debt for proceeds of approximately the December 31, 2010 fair value of the senior debt.

(22)	On February 28, 2011, Focus Brands Inc. senior debt was repaid in full.

(23)	On March 1, 2011, Visant Corporation senior debt was repaid in full.

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

Taxable Subsidiaries—We currently qualify as a regulated investment company, or RIC, for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries, or Taxable Subsidiaries, each of which holds one or more portfolio investments listed on our Consolidated Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC (or other pass-through entity) portfolio investment would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statements of Operations.

The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital I, L.P.; Solutions Capital G.P., LLC; and MCG’s special-purpose financing subsidiaries: MCG Finance V, LLC and MCG Finance VII, LLC.

Basis of Presentation and Use of Estimates

These consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the consolidated financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation. Further, in connection with the preparation of these Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date of December 31, 2010 through the date these financial statements were issued.

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

•

Dividend Income—We accrue dividend income on equity investments with stated income, if we expect to collect the dividends. We record dividend income on common equity investments, and gains from realized distributions, when the dividend has been declared and is required to be paid.

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

We carry our investments at fair value in accordance with the 1940 Act and Accounting Standard Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820. We base the fair value of portfolio investments on market prices when market quotations are readily available. As required by the 1940 Act, the fair value of all other investments is determined in good faith by our board of directors. Typically, there are no readily available market values for the majority of investments in our portfolio. As a result, the fair value of all of our investment portfolio was determined in good faith by our board of directors as of December 31, 2010. We determine fair values using various valuation models that estimate the underlying value of the associated entity, taking into consideration our ownership share, as well as any discounts for transfer restrictions or other terms that impact the value. No single standard exists for determining fair value in good faith. Therefore, our board of directors applies judgment to specific facts and circumstances about each investment in our portfolio pursuant to our valuation policy and accounting principles generally accepted in the United States.

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

BORROWING FACILITIES

As described more fully in Note 6—Borrowings, we borrow funds from various lenders through unsecured credit facilities, private placements, warehouse loan facilities and the SBA. In addition, we have bankruptcy-remote, special-purpose entities that issued debt collateralized by pools of loans that we transfer to the entity. To date, we have recorded our obligation to repay all our borrowings at cost on our Consolidated Balance Sheets. In the future, however, as we enter into new borrowing facilities or make significant modifications to existing facilities, we may consider reporting those facilities using the fair value option as allowed under ASC Topic 825—Financial Instruments. We account for loans transferred to our bankruptcy remote, special-purpose entities for use in securitization transactions in accordance with ASC Topic 860—Transfers and Servicing, or ASC 860. As of December 31, 2010, we reported $546.9 million of borrowings at cost on our Consolidated Balance Sheet. We estimate that the fair value of these borrowings as of December 31, 2010 was approximately $514.1 million, based on market data and current interest rates.

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

GOODWILL

We account for goodwill in accordance with ASC 350—Intangibles—Goodwill and Other, or ASC 350. Based on the results of our impairment testing in December 2008, we concluded that our goodwill was fully impaired. In accordance with ASC 350, we wrote off this goodwill and reported the $3.9 million impairment on a separate line item titled “Goodwill impairment” on our Consolidated Statement of Operations for 2008. The balance of our goodwill was zero as of December 31, 2010 and 2009.

SHARE-BASED COMPENSATION

We recognize share-based compensation in accordance with ASC Topic 718—Compensation—Stock Compensation, or ASC 718. In accordance with ASC 718, we recognize compensation cost related to share-based awards for which forfeiture provisions are expected to lapse over the requisite service period.

INCOME TAXES

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. Generally, we distribute and intend to distribute sufficient dividends to eliminate taxable income; however, we did have taxable income in 2010 associated with the sales of one of our portfolio companies. In addition, for calendar years ended December 31, 2010 and earlier, we were subject to a 4% excise tax to the extent that we did not distribute (actually or on a deemed basis): 98% of our ordinary income for each calendar year; 98% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years. Beginning in 2011, we will be subject to the 4% excise tax to the extent that we do not distribute (actually or on a deemed basis): 98% of our ordinary income for each calendar year; 98.2% of our capital gain net income for each calendar year; and any income realized but not distributed in prior calendar years.

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

EARNINGS (LOSS) PER SHARE

We determine basic and diluted earnings (loss) per weighted-average common share in accordance with ASC Topic 260—Earnings per Share, or ASC 260. We compute basic earnings (loss) per share by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. We compute diluted earnings (loss) per share by dividing such net income (loss) by the sum of the weighted-average number of shares outstanding for the period and the dilutive impact of restricted stock for which forfeiture provisions have not lapsed. We include unvested share-based awards that contain non-forfeitable rights in the computation of basic and diluted earnings (loss) per share pursuant to the two-class method.

Recent Accounting Pronouncements

In January 2010, FASB issued Accounting Standard Update No. 2010-06—Improving Disclosures about Fair Value Measurements, or ASU 2010-06. The January 2010 update amends Accounting Standards Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820, to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 became effective for interim and annual reporting periods that began after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures became effective for interim and annual reporting periods beginning after December 15, 2010. We adopted this standard beginning with our financial statements ended March 31, 2010. These disclosures are reflected in Note 4—Fair Value Measurement. Our adoption of this standard did not affect our financial position or results of operations.

NOTE 3—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

	December 31, 2010		December 31, 2009

(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio

Debt investments
Senior secured debt	$597,046	47.9%	$406,182	35.2%
Subordinated debt
Secured	266,333	21.4	323,575	28.0
Unsecured	15,067	1.2	38,436	3.3

Total debt investments	878,446	70.5	768,193	66.5

Equity investments
Preferred equity	345,960	27.8	365,418	31.6
Common/common equivalents equity	21,267	1.7	21,313	1.9

Total equity investments	367,227	29.5	386,731	33.5

Total investments	$1,245,673	100.0%	$1,154,924	100.0%

The following table summarizes the composition of our investment portfolio at fair value:
	December 31, 2010		December 31, 2009

(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio

Debt investments
Senior secured debt	$555,667	55.0%	$379,457	38.5%
Subordinated debt
Secured	190,309	18.9	275,398	27.9
Unsecured	12,321	1.2	30,618	3.1

Total debt investments	758,297	75.1	685,473	69.5

Equity investments
Preferred equity	218,690	21.7	257,984	26.2
Common/common equivalents equity	32,718	3.2	42,889	4.3

Total equity investments	251,408	24.9	300,873	30.5

Total investments	$1,009,705	100.0%	$986,346	100.0%

Our debt instruments bear contractual interest rates ranging from 3.0% to 17.6%, a portion of which may be deferred. As of December 31, 2010, approximately 75.5% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 24.5% of the fair value of our loan portfolio was at fixed rates. As of December 31, 2010, approximately 61.4% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 2.25% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the cost of loans more than 90 days past due and loans on non-accrual status:

	December 31, 2010		December 31, 2009

(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio

Loans greater than 90 days past due
On non-accrual status	$10,388	1.18%	$22,377	2.91%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$10,388	1.18%	$22,377	2.91%

Loans on non-accrual status
0 to 90 days past due	$128,989	14.69%	$60,629	7.89%
Greater than 90 days past due	10,388	1.18	22,377	2.91

Total loans on non-accrual status	$139,377	15.87%	$83,006	10.80%

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:
	December 31, 2010		December 31, 2009

(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio

Loans greater than 90 days past due
On non-accrual status	$6,157	0.81%	$6,049	0.88%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$6,157	0.81%	$6,049	0.88%

Loans on non-accrual status
0 to 90 days past due	$19,835	2.62%	$19,575	2.86%
Greater than 90 days past due	6,157	0.81	6,049	0.88

Total loans on non-accrual status	$25,992	3.43%	$25,624	3.74%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2009 through December 31, 2010:

	Year ended December 31, 2010

(In thousands)	Cost	Fair Value

Non-accrual loan balance as of December 31, 2009	$83,006	$25,624

Additional loans on non-accrual status—by industry
Business Services	3,470	3,348
Communications-CLEC (competitive local exchange carriers)	1,002	675
Consumer products	24,640	13,257
Plastic products	36,922	4,225

Total additional loans on non-accrual status	66,034	21,505
Loans returned to accrual status—broadcasting	(2,799)	(2,963)
Advances to companies on non-accrual status	6,050	—
Loans converted to equity	(7,255)	—
Payments received on loans on non-accrual status	(1,258)	(1,258)
Change in unrealized loss on non-accrual loans	—	(12,515)
Realized loss on non-accrual loans	(4,401)	(4,401)

Total change in non-accrual loans	56,371	368

Non-accrual loan balance as of December 31, 2010	$139,377	$25,992

The following table summarizes our investment portfolio by industry at cost:

	December 31, 2010		December 31, 2009

(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio

Telecommunications—CLEC (competitive local exchange carriers)	$188,115	15.1%	$183,208	15.9%
Communications—other	19,922	1.6	20,872	1.8
Cable	80,829	6.5	126,059	10.9
Business services	106,717	8.6	74,207	6.4
Healthcare	114,476	9.2	136,645	11.8
Food services	72,994	5.9	70,187	6.1
Manufacturing	54,158	4.3	—	—
Broadcasting	76,448	6.1	76,223	6.6
Education	32,263	2.6	12,075	1.0
Sporting goods	40,098	3.2	35,398	3.1
Technology	7,952	0.6	7,539	0.7
Plastic products	101,429	8.1	97,197	8.4
Leisure activities	32,207	2.6	14,186	1.2
Electronics	31,121	2.5	42,583	3.7
Logistics	28,027	2.3	31,694	2.7
Insurance	25,309	2.0	24,217	2.1
Publishing	29,425	2.4	21,450	1.8
Information services	23,587	1.9	14,069	1.2
Home furnishings	28,913	2.3	33,061	2.9
Auto parts	17,601	1.4	10,381	0.9
Diversified financial services	13,078	1.1	3,575	0.3
Entertainment	11,827	0.9	907	0.1
Restaurants	11,047	0.9	—	—
Consumer products	48,617	3.9	39,979	3.5
Other media	21,259	1.7	21,021	1.8
Laboratory instruments	—	—	34,073	3.0
Other(a)	28,254	2.3	24,118	2.1

Total	$1,245,673	100.0%	$1,154,924	100.0%

(a)	No individual industry within this category exceeds 1%.

The following table summarizes our investment portfolio by industry at fair value:

	December 31, 2010		December 31, 2009

(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio

Telecommunications—CLEC	$131,178	13.0%	$170,129	17.2%
Communications—other	19,729	1.9	18,020	1.8
Cable	92,467	9.2	128,386	13.0
Business services	87,897	8.7	54,550	5.6
Healthcare	76,358	7.6	100,278	10.2
Food services	73,407	7.3	70,035	7.1
Manufacturing	54,178	5.4	—	—
Broadcasting	53,996	5.3	52,255	5.3
Education	43,704	4.3	24,127	2.5
Sporting goods	42,886	4.2	39,103	4.0
Technology	35,327	3.5	27,595	2.8
Plastic products	33,633	3.3	57,449	5.8
Leisure activities	32,216	3.2	14,186	1.4
Electronics	30,409	3.0	42,082	4.3
Logistics	28,036	2.8	31,694	3.2
Insurance	24,993	2.5	22,815	2.3
Publishing	22,543	2.2	13,998	1.4
Information services	17,940	1.8	6,985	0.7
Home furnishings	17,151	1.7	21,050	2.1
Auto parts	16,959	1.7	8,720	0.9
Diversified financial services	12,489	1.2	1,836	0.2
Entertainment	11,782	1.2	906	0.1
Restaurants	11,150	1.1	—	—
Consumer products	9,016	0.9	18,665	1.9
Other media	7,430	0.7	10,415	1.1
Laboratory instruments	—	—	34,790	3.5
Other(a)	22,831	2.3	16,277	1.6

Total	$1,009,705	100.0%	$986,346	100.0%

(a)	No individual industry within this category exceeds 1%.

We manage our interest rate exposure and financing facility requirements on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities, and from time to time, may enter into interest rate swaps. We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets. We do not designate any of our interest rate swaps as hedges for accounting purposes. Each quarter, we settle these interest rates swaps for cash. During 2010 and 2009, we reported changes in the fair value of these interest rate swaps in net unrealized appreciation (depreciation) on investments on our Consolidated Statement of Operations.

As of December 31, 2010 and 2009, the notional amount of our interest rate swaps was $21.2 million and $45.2 million, respectively, and the fair value of these interest rate swaps included in our liabilities was $0.3 million and $1.1 million, respectively. The following table summarizes our existing interest rate swaps with SunTrust Bank, as the counterparty, for which we pay fixed interest rates and receive floating interest rates as of December 31, 2010 and 2009:

(dollars in thousands)			As of December 31, 2010			As of December 31, 2009

Date		Interest Rate	Notional	Cost	Fair Value	Notional	Cost	Fair Value

Entered	Expiration

07/08	11/10	10.0%	$—	$—	$—	$16,000	$—	$(426)
07/08	11/10	14.0%	—	—	—	8,000	—	(213)
03/09	08/11	13.0%	12,500	—	(127)	12,500	—	(245)
03/09	08/11	9.0%	8,681	—	(183)	8,681	—	(170)

Total			$21,181	$—	$(310)	$45,181	$—	$(1,054)

The following table summarizes the realized and unrealized gains and losses that we recorded on these interest rate swaps for the years ended December 31, 2010 and 2009:

(in thousands)	Realized (Loss)/ Gain	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (Appreciation)/ Depreciation	Net (Loss) Gain

Years ended December 31:
2010	$(1,116)	$(372)	$1,116	$(372)
2009	(836)	(917)	836	(917)

NOTE 4—FAIR VALUE MEASUREMENT

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheet by ASC 820 hierarchy:

	As of December 31, 2010

	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet

(in thousands)	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)

ASSETS
Non-affiliate investments
Senior secured debt	$129,872	$325,874	$455,746
Subordinated secured debt	—	121,743	121,743
Unsecured subordinated debt	—	12,321	12,321
Preferred equity	2,395	24,741	27,136
Common/common equivalents	—	29,170	29,170

Total non-affiliate investments	132,267	513,849	646,116

Affiliate investments
Senior secured debt	—	24,207	24,207
Subordinated secured debt	—	12,348	12,348
Preferred equity	—	13,197	13,197
Common/common equivalents	—	3,548	3,548

Total affiliate investments	—	53,300	53,300

Control investments
Senior secured debt	—	75,714	75,714
Subordinated secured debt	—	56,218	56,218
Preferred equity	—	178,357	178,357

Total control investments	—	310,289	310,289

Total assets at fair value	$132,267	$877,438	$1,009,705

LIABILITIES
Interest rate swaps(a)	$(310)	$—	$(310)

Total liabilities at fair value	$(310)	$—	$(310)

(a)   Represents interest rate swaps on loans used as collateral on a securitized borrowing facility. The fair values of the interest rate swaps are included in other liabilities on our Consolidated Balance Sheets. See Note 3—Investment Portfolio for additional information about these interest rate swaps.

As of December 31, 2010, we had no investments that had quoted market prices in active markets, which we would categorize as Level 1 investments under ASC 820.

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

•

Majority-Owned Control Investments—Majority-owned control investments comprise 30.4% of our investment portfolio as of December 31, 2010. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned investments comprise 0.3% of our investment portfolio as of December 31, 2010. For our non-majority owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority owned control debt investments, we estimate fair value using the market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 69.3% of our investment portfolio as of December 31, 2010. Quoted prices are not available for 81.1% of our non-control investments as of December 31, 2010. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of December 31, 2010, these securities represented 13.1% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm, considered new investments made or used market quotes for 99.4% of the fair value of our investment portfolio as of December 31, 2010.

	December 31, 2010

	Investments at Fair Value			Percent of

(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio

Independent valuations/reviews, recent transactions or market quotes
Independent valuation/review prepared
Fourth quarter 2010	$149,238	$172,021	$321,259	19.7%	68.4%	31.8%
Third quarter 2010	158,508	12,267	170,775	20.9	4.9	16.9
Second quarter 2010	74,804	5,052	79,856	9.9	2.0	7.9
First quarter 2010	115,027	36,618	151,645	15.2	14.5	15.0

Total independent valuations/reviews	497,577	225,958	723,535	65.7	89.8	71.6

Fair value from
Market quotes (Level 2)	121,454	2,395	123,849	16.0	1.0	12.3
Pending sales of investments or letters of intent	23,603	19,283	42,886	3.1	7.6	4.3

Fair value from market quotes and pending sales	145,057	21,678	166,735	19.1	8.6	16.6

New investments made during the 12 months ended December 31, 2010	110,831	2,393	113,224	14.6	1.0	11.2

Total portfolio evaluated	753,465	250,029	1,003,494	99.4	99.4	99.4
Not evaluated during the 12 months ended December 31, 2010	4,832	1,379	6,211	0.6	0.6	0.6

Total investment portfolio	$758,297	$251,408	$1,009,705	100.0%	100.0%	100.0%

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

CHANGES IN LEVEL 3 FAIR VALUE MEASUREMENTS

We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During 2010, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the year ended December 31, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.

	000000000000	000000000000	000000000000	000000000000
(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total

Fair value December 31, 2009
Senior secured debt	$273,319	$21,789	$80,995	$376,103
Subordinated secured debt	183,684	11,511	80,202	275,397
Unsecured subordinated debt	2,179	—	28,439	30,618
Preferred equity	26,587	9,242	220,320	256,149
Common/common equivalents equity	40,885	1,846	28	42,759

Total fair value December 31, 2009	526,654	44,388	409,984	981,026

Realized/unrealized gain (loss)
Senior secured debt	(15,442)	297	(5,556)	(20,701)
Subordinated secured debt	3,082	207	(33,320)	(30,031)
Unsecured subordinated debt	2	—	—	2
Preferred equity	4,149	2,173	(28,174)	(21,852)
Common/common equivalents equity	13,215	1,359	27	14,601

Total realized/unrealized gain (loss)	5,006	4,036	(67,023)	(57,981)

Purchases
Preferred equity	—	—	100	100

Total purchases	—	—	100	100

Issuances
Senior secured debt	126,881	15,870	2,157	144,908
Subordinated secured debt	20,457	7,507	9,448	37,412
Unsecured subordinated debt	10,140	—	3,179	13,319
Preferred equity	2,243	3,295	3,640	9,178
Common/common equivalents equity	1	716	—	717

Total issuances	159,722	27,388	18,424	205,534

Settlements
Senior secured debt	(58,834)	(13,749)	(1,882)	(74,465)
Subordinated secured debt	(85,480)	(6,877)	(112)	(92,469)
Preferred equity	(511)	(1,513)	(905)	(2,929)
Common/common equivalents equity	(12,000)	(306)	—	(12,306)

Total settlements	(156,825)	(22,445)	(2,899)	(182,169)

Sales
Senior secured debt	(50)	—	—	(50)
Unsecured subordinated debt	—	—	(31,618)	(31,618)
Preferred equity	(7,727)	—	(16,624)	(24,351)
Common/common equivalents equity	(12,931)	(67)	(55)	(13,053)

Total sales	(20,708)	(67)	(48,297)	(69,072)

Fair value as of December 31, 2010
Senior secured debt	325,874	24,207	75,714	425,795
Subordinated secured debt	121,743	12,348	56,218	190,309
Unsecured subordinated debt	12,321	—	—	12,321
Preferred equity	24,741	13,197	178,357	216,295
Common/common equivalents equity	29,170	3,548	—	32,718

Total fair value as of December 31, 2010	$513,849	$53,300	$310,289	$877,438

The following table provides a reconciliation of fair value changes during the year ended December 31, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors.

	000000000000	000000000000	000000000000	000000000000
(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total

Fair value December 31, 2008
Senior secured debt	$289,982	$25,467	$108,451	$423,900
Subordinated secured debt	210,902	11,109	128,281	350,292
Unsecured subordinated debt	2,504	—	25,577	28,081
Preferred equity	26,128	15,220	297,793	339,141
Common/common equivalents equity	48,279	3,903	2,584	54,766

Total fair value December 31, 2008	577,795	55,699	562,686	1,196,180

Realized/unrealized gain (loss)
Senior secured debt	(10,057)	569	(5,217)	(14,705)
Subordinated secured debt	(8,499)	176	(33,835)	(42,158)
Unsecured subordinated debt	(394)	—	(1,001)	(1,395)
Preferred equity	791	(6,098)	(16,792)	(22,099)
Common/common equivalents equity	(6,108)	(2,057)	(4,972)	(13,137)

Total realized/unrealized gain (loss)	(24,267)	(7,410)	(61,817)	(93,494)

Issuances
Senior secured debt	35,122	83	16,356	51,561
Subordinated secured debt	4,871	514	11,084	16,469
Unsecured subordinated debt	69	—	3,863	3,932
Preferred equity	2,052	120	9,522	11,694
Common/common equivalents equity	216	—	4,971	5,187

Total issuances	42,330	717	45,796	88,843

Settlements
Senior secured debt	(77,944)	(4,330)	(3,944)	(86,218)
Subordinated secured debt	(29,269)	(288)	(338)	(29,895)
Preferred equity	(1,134)	—	(12,463)	(13,597)
Common/common equivalents equity	(2)	—	—	(2)

Total settlements	(108,349)	(4,618)	(16,745)	(129,712)

Sales
Senior secured debt	(287)	—	(2,000)	(2,287)
Subordinated secured debt	(15,893)	—	—	(15,893)
Preferred equity	(1,250)	—	(57,595)	(58,845)
Common/common equivalents equity	(1,500)	—	(2,555)	(4,055)

Total sales	(18,930)	—	(62,150)	(81,080)

Transfers into (out of) Level 3
Senior secured debt	36,503	—	(32,651)	3,852
Subordinated secured debt	21,572	—	(24,990)	(3,418)
Preferred equity	—	—	(145)	(145)

Total transfers into (out of) Level 3	58,075	—	(57,786)	289

Fair value as of December 31, 2009
Senior secured debt	273,319	21,789	80,995	376,103
Subordinated secured debt	183,684	11,511	80,202	275,397
Unsecured subordinated debt	2,179	—	28,439	30,618
Preferred equity	26,587	9,242	220,320	256,149
Common/common equivalents equity	40,885	1,846	28	42,759

Total fair value as of December 31, 2009	$526,654	$44,388	$409,984	$981,026

We did not purchase any Level 3 investments during 2009.

UNREALIZED (DEPRECIATION) APPRECIATION OF LEVEL 3 INVESTMENTS

The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009.

	Year ended December 31, 2010				Year ended December 31, 2009

(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total

Change in unrealized (depreciation) appreciation
Senior secured debt	$(11,041)	$297	$(5,556)	$(16,300)	$(4,717)	$569	$(5,500)	$(9,648)
Subordinated secured debt	3,082	207	(33,320)	(30,031)	365	176	5,127	5,668
Unsecured subordinated debt	2	—	—	2	(394)	—	(1,001)	(1,395)
Preferred equity	(875)	2,173	(22,232)	(20,934)	791	(6,098)	51,971	46,664
Common/common equivalents equity	(6,187)	1,359	(26)	(4,854)	(6,108)	(2,057)	60,044	51,879

Total change in unrealized (depreciation) appreciation on Level 3 investments	$(15,019)	$4,036	$(61,134)	$(72,117)	$(10,063)	$(7,410)	$110,641	$93,168

NOTE 5—CONCENTRATIONS OF INVESTMENT RISK

As of December 31, 2010, approximately 14.9% of the fair value of our investment portfolio was composed of investments in the communications industry. The 14.9% included 13.0% invested in CLECs and 1.9% invested in other communications companies, including an incumbent local exchange carrier and a telecommunications tower company. As of December 31, 2009, approximately 19.0% of the fair value of our investment portfolio was composed of investments in the communications industry, including 17.2% invested in CLECs and 1.8% invested in other communications companies. For the years ended December 31, 2010 and 2009, our portfolio companies in the communications industry contributed $4.0 million, or 4.4%, and $4.4 million, or 4.4%, respectively, of our total revenues.

Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment. As of December 31, 2010 and 2009, the fair value of our investment in Broadview represented $103.0 million and $138.8 million, or 10.2% and 14.1%, respectively, of the fair value of our investment portfolio. We did not accrete any dividends with respect to our investment in Broadview during the year ended December 31, 2010 or 2009, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for our portion of this investment.

In addition to the communications industry, we have concentrations in the cable, healthcare and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the year ended

	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009

(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue

Industry
Communications	$150,907	14.9%	$188,149	19.0%	$3,957	4.4%	$4,391	4.4%
Cable	92,467	9.2	128,386	13.0	9,753	10.9	11,036	11.1
Healthcare	76,358	7.6	100,278	10.2	10,754	12.0	11,593	11.6
Food services	73,407	7.3	70,035	7.1	10,911	12.2	11,553	11.6

NOTE 6—BORROWINGS

As of December 31, 2010, we reported $546.9 million of borrowings on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of December 31, 2010 was approximately $516.2 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the facility amounts and amounts outstanding and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		December 31, 2010		December 31, 2009

(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding

Private Placement Notes
Series 2005-A	October 2011	$17,434	$17,434	$34,307	$34,307
Series 2007-A	October 2012	8,717	8,717	17,154	17,154
Commercial Loan Funding Trust
Variable Funding Note	August 2012(a)	150,000	100,251	170,694	158,907
Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	—	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	32,000	45,000	40,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	29,880
SBIC (Maximum borrowing potential)(d)	(e)	130,000	108,600	130,000	27,600

Total borrowings		$698,651	$546,882	$744,655	$557,848

(a) As detailed in Note 16—Subsequent Events, in January 2011, the lender renewed this facility through January 2013 and the legal final maturity date was extended to January 2014.

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

(d)   As of December 31, 2010, we had the potential to borrow up to $130.0 million of SBA-guaranteed debentures under the SBIC program. As of December 31, 2010, the SBA had approved and committed up to $130.0 million in borrowings to the SBIC. To realize the full $130.0 million borrowing potential approved and committed by the SBIC under this program, we would have had to fund a total of $65.0 million to the SBIC, of which we had funded $49.6 million as of December 31, 2010. Based on our funded capital as of December 31, 2010, Solutions Capital I, L.P., subject to the SBA’s approval, could have borrowed up to an additional $6.0 million to originate investments. To access the entire $130.0 million that had been approved and committed by the SBA, we would have had to fund an additional $15.4 million. As described in detail in Note 16—Subsequent Events, the SBA committed an additional $20.0 million in borrowings in January 2011, which increased the SBA’s total commitment to $150.0 million.

(e)   As of December 2010, we could originate new borrowings, under the $130.0 million commitment made by the SBA, through September 2012. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2022. As discussed more fully in Note 16—Subsequent Events, the SBA committed an additional $20.0 million in borrowings in January 2011, which we may use to originate loans. We must repay borrowings we make from this incremental $20.0 million commitment within ten years after the borrowing date, which will occur between January 2021 and September 2025.

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

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of December 31, 2010, our ratio of total assets to total borrowings and other senior securities was 231%.

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

	December 31, 2010
(in thousands)	Debt with Recourse	Debt without Recourse		Total

2011	$17,434	$1,424	(a)	$18,858
2012	8,717	98,827		107,544
2013	—	—		—
2014	—	—		—
2015	—	—		—
Thereafter(b)	65,000	355,480		420,480

Total	$91,151	$455,731		$546,882

(a) Reflects the paydowns we are required to make in connection with monetizations that occurred through December 31, 2010.
(b) Recourse on Solutions Capital I, L.P.’s outstanding debt is limited to MCG’s commitment of $65.0 million. As of December 31, 2010, we had $108.6 million of debt outstanding.

The following table summarizes our aggregate outstanding borrowings as of December 31, 2010 and December 31, 2009, by interest rate benchmark:

(in thousands)	December 31, 2010	December 31, 2009

Interest rate benchmark
LIBOR	$311,880	$319,880
Commercial paper rate	100,251	158,907
Fixed rate	134,751	79,061

Total borrowings	$546,882	$557,848

As of December 31, 2010, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. The following sections provide additional detail about each of our borrowing facilities.

PRIVATE PLACEMENT NOTES

In October 2005, we issued $50.0 million of Series 2005-A unsecured notes, at a fixed-interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of Series 2007-A unsecured notes at a fixed-interest rate of 6.71% per annum. Both of these tranches, or the Private Placement Notes, were issued as five-year notes that require semi-annual interest payments. As of December 31, 2010, the outstanding balances under the Series 2005-A and Series 2007-A Private Placement Notes were $17.4 million and $8.7 million, respectively.

In 2009, the Private Placement Notes were amended. As of December 31, 2010, the interest rates were 9.98% for the Series 2005-A unsecured notes and 8.96% for the Series 2007-A unsecured notes. In addition, the maturity dates of the Series 2005-A and Series 2007-A unsecured notes are October 2011 and October 2012, respectively.

The amendments also require us to offer to repurchase the Private Placement Notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased. In addition, we agreed to limit the amount of debt from the 2006-1 Trust and our common stock that we may repurchase. For every $5.0 million of Private Placement Notes we offer to purchase after February 26, 2009, we may repurchase $2.5 million of debt from the 2006-1 Trust. We may also repurchase $1.0 million of shares of our common stock for every $5.0 million increment of Private Placement Notes offered to be repurchased after February 26, 2009, provided that the amount of permitted debt repurchases under the 2006-1 Trust shall be reduced by the amount of any of our common stock repurchases made. Since the execution of this amendment in February 2009, we have repurchased a total of $48.8 million of Private Placement Notes as of December 31, 2010.

We are required to offer to repurchase the Private Placement Notes with 45% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the Private Placement Notes as, and when, such sales occur in the event of proceeds of $5.0 million or more or otherwise on a semi-annual basis, unless an event of default under one of the financing subsidiary debt facilities had occurred and was continuing, in which case the percentage of net proceeds would increase to 60%.

The following table summarizes the reductions in the borrowing capacity from monetization proceeds:

(in thousands)	Series 2005-A		2007-A		Total

Quarter/Year Ended	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment(a)	Outstanding Balances After Monetization Payment

Fiscal 2009(b)	$15,693	$34,307	$7,846	$17,154	$23,539	$51,461
March 31, 2010	1,928	32,379	965	16,189	2,893	48,568
June 30, 2010	—	32,379	—	16,189	—	48,568
September 30, 2010	14,945	17,434	7,472	8,717	22,417	26,151
December 31, 2010	—	17,434	—	8,717	—	26,151

Total to date	$32,566		$16,283		$48,849

(a)

Private Placement Notes were repurchased at a price of 102% of the principal amount repurchased. In 2010 and 2009, the premiums paid on repurchases of Private Placement Notes were $506 and $371, respectively. These premiums reduce our gain on extinguishment of debt on the Consolidated Statement of Operations.

(b)	In 2009, the Private Placement Notes were amended and we made a $5.0 million prepayment at par.

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

In February 2010, SunTrust Bank provided its 2010 annual renewal of this liquidity facility. In connection with the 2010 renewal, the SunTrust Warehouse was modified in a number of ways, including: the legal final maturity date was extended to August 2012, subject to contractual terms and conditions; the minimum consolidated tangible net worth covenant was reduced from $525.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009 to $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009; and the facility borrowing commitment was reduced from $190.0 million to $150.0 million. In addition, the terms of the SunTrust Warehouse limit the total outstanding balance of fixed-rate loans, which was increased through this amendment from 40% to 55%. The interest rate on the SunTrust Warehouse remained unchanged at the commercial paper rate plus 2.50%. The February 2010 amendment provided that if a new agreement or extension had not been executed by February 16, 2011, the SunTrust Warehouse would enter an 18-month amortization period during which principal under the facility would be paid down through orderly monetizations of portfolio company assets that are financed in the facility. We paid a $1.5 million, or 1.0%, facility fee for this renewal. Subsequently, in January 2011, SunTrust Bank provided its renewal of this liquidity facility through January 2013. The new legal final maturity date of the SunTrust Warehouse was extended to January 2014 and the new scheduled termination date was extended to January 2013. See Note 16—Subsequent Events for additional information about the January 2011 amendment to this facility.

Advances under the VFC may be up to 64% of eligible collateral. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the SunTrust Warehouse may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the collateral under the Commercial Loan Funding Trust as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009

(dollars in thousands)	Amount	%	Amount	%

Securitized assets
Senior secured debt	$128,330	69.0%	$140,483	53.0%
Subordinated secured debt	50,932	27.5	102,170	38.6

Total securitized assets	179,262	96.5	242,653	91.6
Cash, securitization accounts	6,539	3.5	22,129	8.4

Total collateral	$185,801	100.0%	$264,782	100.0%

As of December 31, 2010, prior to the commencement of any amortization period, we were required to contribute 80% of net proceeds from monetizations of collateral financed in the SunTrust Warehouse to repay the outstanding borrowings. In connection with the January 2011 renewal of the SunTrust Warehouse, net proceeds from monetizations must be reinvested in additional collateral or used to repay the outstanding borrowings. See Note 16—Subsequent Events for additional information about the January 2011 amendment to this facility.

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

All the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the assets securitized under this facility as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009

(dollars in thousands)	Amount	%	Amount	%

Securitized assets
Senior secured debt	$285,854	68.2%	$196,036	47.2%
Subordinated secured debt	97,881	23.3	132,169	31.8

Total securitized assets	383,735	91.5	328,205	79.0
Cash, securitization accounts	35,706	8.5	87,012	21.0

Total collateral	$419,441	100.0%	$415,217	100.0%

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

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes are a revolving class of secured notes and have a five-year revolving period. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full between July 2006 and April 2007. From time to time, the trust purchases additional commercial loans from us, primarily using the proceeds from the Class A-2 revolving notes and principal collections. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

In 2010, 2009 and 2008, we repurchased collateralized loan obligations that previously had been issued by the 2006-1 Trust. These repurchases resulted in gains on extinguishment of debt as summarized in the following table:

	Years ended December 31,
(in thousands)	2010	2009	2008

Extinguishment of debt
Collateralized loan obligations repurchased	$8,000	$7,500	$15,120
Less: purchase price of collateralized loan obligations	4,400	1,981	3,825
Less: acceleration of amortization of deferred debt costs	111	123	240

Gain on extinguishment of collateralized loan obligations	$3,489	$5,396	$11,055

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of December 31, 2010, the license gave Solutions Capital I, L.P. the potential to borrow up to $130.0 million. The SBA approved and committed $130.0 million in borrowings to the SBIC, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $130.0 million potential borrowing for which we had been approved under this program, we would have had to fund a total of $65.0 million to the SBIC, of which we had funded $49.6 million as of December 31, 2010. Based on our funded capital as of December 31, 2010, Solutions Capital I, L.P. could have, subject to the SBA’s approval, borrowed up to an additional $6.0 million to originate new investments. To access the entire $130.0 million that the SBA had approved and committed as of December 31, 2010, we would have had to fund an additional $15.4 million.

The maximum amount of outstanding leverage available to single-license SBIC companies is $150.0 million. As described more fully in Note 16—Subsequent Events, the SBA approved and committed an additional $20.0 million of borrowing capacity in January 2011, which brings the total borrowing capacity up to the maximum of $150.0 million of outstanding leverage available to single-license companies. To access the entire $150.0 million, we would have to fund a total of $25.4 million, in addition to the $49.6 million that we had funded through December 31, 2010. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis.

As of December 31, 2010 and 2009, we had $144.9 million and $30.8 million, respectively, of investments and we had $29.4 million and $21.2 million, respectively, of restricted cash to be used for investments in our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of December 31, 2010, the SBIC had $108.6 million of borrowings outstanding summarized in the following table:

	Amount Outstanding				Treasury Rate at Pooling Date	Spread in basis points
(dollars in thousands)	December 31, 2010	December 31, 2009	Rate

Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	12,000	5.34%	Fixed	2.81%	253
2009-10B	13,000	13,000	4.95%	Fixed	3.44%	151
2010-10B	27,500	—	3.93%	Fixed	2.56%	137
Interim 2011-10A	8,500	—	1.33%	Interim	NA	NA
Interim 2011-10A	45,000	—	1.32%	Interim	NA	NA

Total	$108,600	$27,600	2.94%		2.84%

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

The following table summarizes our distributions declared since January 1, 2008:

Date Declared	Record Date	Payment Date	Amount

March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11
May 6, 2008	June 30, 2008	July 30, 2008	$0.27
February 22, 2008	March 12, 2008	April 29, 2008	$0.44

NOTE 8—EMPLOYEE BENEFIT PLANS

All full-time employees, and those part-time employees who work at least 1,000 hours per year, are eligible to participate in a contributory employee savings plan that we sponsor under Section 401(k) of the Internal Revenue Code, or 401(k) Plan. Eligible employees may participate in the 401(k) Plan beginning on the first day of the calendar quarter following their respective date of hire. We match a portion of the contribution made by employees to the 401(k) Plan, based upon a percent of defined compensation. During the years ended December 31, 2010, 2009 and 2008, we incurred $216,000, $228,000 and $304,000, respectively, of expenses related to the 401(k) Plan.

We have also created a deferred compensation plan for certain executives that allows them to defer a portion of their salary and bonuses to an unfunded deferred compensation plan that we manage. Contributions to the deferred compensation plan earn interest at a rate of 2.00% over our internal cost of funds rate, as defined by the plan. During the years ended December 31, 2010, 2009 and 2008, we incurred $65,000, $62,000 and $62,000, respectively, of expenses related to our deferred compensation plan.

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

During the year ended December 31, 2010, we issued 424,500 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $2.86. During the year ended December 31, 2009, we issued 475,000 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock on the award date of $2.50. Of the shares awarded in 2010 and 2009, 346,000 shares and 432,500 shares, respectively, were awarded under the Long Term Incentive Plan (discussed in more detail below). During the year ended December 31, 2008, we issued 1,335,600 shares of restricted stock under the 2006 Plan, with a weighted-average fair value per share of common stock on the award date of $4.99. These 2008 awards included 647,500 shares of restricted stock awarded under the 2006 Plan as part of the MCG Capital Corporation 2008 Retention Program, or the Retention Program, with a weighted-average fair value per share of common stock of $3.58.

The forfeiture provisions for the shares of restricted common stock issued under the Retention Program will lapse on a cliff basis in March 2011. The forfeiture provisions for the other shares of restricted common stock awarded in 2008 generally lapse ratably, in quarterly installments, over the three- or four-year period set forth in the respective award agreements.

The following table summarizes shares of restricted stock awarded under the 2006 Plan:

Year			Number of Shares
Awarded	Forfeiture Provision Expire	Basis for Forfeiture Provisions	Awarded	Forfeiture Provisions Lapsed	Forfeited	Outstanding as of December 31, 2010

2010	2010	Market Condition	230,700	(230,700)	—	—
2010	2011	Market Condition and Service	115,300	—	—	115,300
2010	2014	Service	78,500	(6,600)	—	71,900
2009	2009	Market Condition	288,300	(288,300)	—	—
2009	2010	Market Condition and Service	144,200	(144,200)	—	—
2009	2010	Service and Performance	85,000	(42,500)	(42,500)	—
2008	2011	Service	897,500	(100,000)	(179,500)	618,000	(a)
2008	2012	Service	438,100	(246,100)	(93,200)	98,800
2007	2011	Service	836,100	(720,700)	(114,700)	700
2007	2008	Service and Performance	100,000	(88,400)	(11,600)	—
2006	2006	Service	83,000	(83,000)	—	—
2006	2008	Service	100,000	(100,000)	—	—
2006	2009	Service	300,000	(300,000)	—	—

Total shares			3,696,700	(2,350,500)	(441,500)	904,700

(a)	Includes 647,500 shares of restricted common stock awarded as part of the Retention Program of which 593,000 shares remain outstanding as of December 31, 2010.

During the years ended December 31, 2010, 2009 and 2008 we recognized $4.3 million, $7.7 million and $6.9 million, respectively, of compensation expense related to share-based compensation awards, including $0.1 million in 2008, of dividends paid on shares securing non-recourse employee loans. In addition, during 2008, we recorded $0.1 million of amortization of restricted stock awards as restructuring expense. As of December 31, 2010, all the restricted share awards for which forfeiture provisions have not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. We record dividends paid on shares of restricted common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on shares of restricted common stock for which forfeiture provisions are not expected to lapse to compensation expense. During the years ended December 31, 2010 and 2008, all dividends paid on restricted common stock were charged to retained earnings, except for dividends paid on shares securing non-recourse employee loans, because we expected the forfeiture provisions to lapse for all such shares. No dividends were paid during the year ended December 31, 2009. As of December 31, 2010, we had $1.4 million of unrecognized compensation cost related to restricted common stock awarded to employees. We will recognize these costs over the remaining weighted-average requisite service period of 1.7 years.

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

Shares of common stock subject to restricted stock awards under the LTIP may not be issued until such time as our share price achieves the price thresholds set forth in the following table and the issuance of such shares is authorized by the Compensation Committee of our board of directors. As such, the participants in the LTIP are not eligible to receive dividends on the shares of common stock subject to their awards of restricted stock until a share price threshold is attained and the common stock is issued. Upon issuance, forfeiture provisions for two-thirds of the applicable stock awards lapse immediately, while the forfeiture provisions for the remaining one-third lapse twelve months later. Cash awards under the LTIP may not be issued until such time that our share price achieves the thresholds set forth in the following table and the payment of such awards is authorized by the Compensation Committee of our board of directors. Upon achievement of a price threshold, two-thirds of the associated cash is expected to be paid out immediately and the remaining one-third will be paid out twelve months later.

The following table summarizes the price thresholds, the cumulative percentage and number of shares eligible to be awarded at each threshold, and the cash bonus eligible to be paid after achievement of each stock price threshold that were set forth in the LTIP. In addition, the following table summarizes the market thresholds that were achieved and the associated stock and cash awards through December 31, 2010.

	Market Thresholds, Shares and Cash Bonus Eligible for Award under Long-Term Incentive Plan			Date Market Thresholds Achieved and Shares and Dollar Amounts Awarded
	Potential Stock Awards		Aggregate Dollar Amount for		Number of
Share		Number of	Each Share Price threshold	Date Share Price	Shares	Dollar Amount
Price	% of Award	Shares	Achieved	Achieved	Awarded(a)	Awarded(b)

$3.00	25%	216,250	$—	October 2009	216,250	$—
$4.00	25%	216,250	—	October 2009	216,250	—
$5.00	25%	216,250	1,000,000	April 2010	216,250	1,000,000
$6.00	15%	129,750	996,000	November 2010	129,750	996,000
$7.00	10%	86,500	1,006,000
$8.00	—%	—	2,209,000

	100%	865,000	$5,211,000		778,500	$1,996,000

(a)    As of December 31, 2010, we awarded 778,500 shares under the LTIP program, for which the forfeiture provision have lapsed on 663,170 shares. Assuming that the associated LTIP participants meet the continuing service requirements, the forfeiture provisions for 72,080 shares and 43,250 shares will lapse in April 2011 and November 2011, respectively.

(b)   As of December 31, 2010, we awarded $1,996,000 of cash awards under the plan, of which $1,331,000 was paid out upon achievement of the market threshold. Assuming that the associated LTIP participants meet the continuing service requirements, $333,000 will be paid on April 2011 and $332,000 will be paid in November 2011.

We account for the restricted stock awards as equity awards. As of the July 23, 2009 grant date for the LTIP, we estimated the fair value of these awards was $1.9 million, and we are amortizing this amount on a straight-line basis over the derived service period. During the years ended December 31, 2010 and 2009, we recognized $0.6 million and $1.3 million, respectively, of compensation expense for these equity awards.

We account for the cash portion of the LTIP as liability awards. As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period. In total, during the years ended December 31, 2010 and 2009, we recognized $2.5 million and $0.8 million, respectively, of compensation expense for the cash awards for all tranches of the LTIP. As of December 31, 2010, the fair value of the $7.00 and $8.00 tranches was $1.7 million. Total fair value of these tranches could, however, vary from zero to $3.2 million over the term of the LTIP because we adjust the fair value of the LTIP awards each quarter.

NON-EMPLOYEE DIRECTOR SHARE BASED COMPENSATION

During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award from 100,000 to 150,000 shares. During the years ended December 31, 2010, 2009 and 2008, we awarded 7,500, 22,500 and 15,000 shares of restricted common stock, respectively, to eligible non-employee directors. During the years ended December 31, 2010, 2009 and 2008, we recognized $0.1 million, $0.1 million and $0.3 million, respectively, of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of December 31, 2010, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.4 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

The following table summarizes our restricted stock award activity during 2010:

	Shares	Weighted-Average Grant Date Fair Value per Share

Subject to forfeiture provisions as of December 31, 2009(a)	1,251,230	$5.41
Awarded	432,000	2.90
Forfeiture period lapsed	(690,550)	6.88
Forfeited(a)	(60,480)	5.85

Subject to forfeiture provisions as of December 31, 2010	932,200	$3.92

(a)   Includes 51,700 performance shares with a weighted-average award date fair value of $5.85 per share, which had been held in trust. These shares were subsequently forfeited during the quarter ended March 31, 2010.

NOTE 10—CORPORATE RESTRUCTURING

In August 2008, we reduced our workforce by 27%, including 18 current employees and 10 vacant positions that we otherwise would have filled. Affected employees received severance packages including severance pay, benefits and vesting of previously issued shares of restricted common stock during their respective three- to nine-month severance periods. In total, 22,100 shares of restricted common stock vested during these employees’ respective severance periods. As of December 31, 2010, 2009 and 2008, our headcount was 66, 64 and 73 employees, respectively.

In 2008, we also closed our facility in Atlanta, Georgia, and sublet this lease in December 2008 for the remainder of the lease, which expires in February 2013. In November 2008 we also terminated, at minimal cost, a lease for part of our facility in Arlington, Virginia.

During 2008, we recognized $1.0 million of severance benefits and $0.3 million of facility closure costs associated with these restructuring initiatives. We did not recognize significant restructuring expenses during 2009 or 2010. We report restructuring in general and administrative expense on our Consolidated Statements of Operations.

We included liabilities associated with our restructuring in other liabilities on our Consolidated Balance Sheets. The following table summarizes changes in the balance of our restructuring liabilities from January 1, 2008 through December 31, 2010:

(in thousands)	Severance Benefits(a)	Facility Closure(b)	Total

Balance as of January 1, 2008	$—	$—	$—
Additions	859	228	1,087
Cash payments	(592)	(35)	(627)
Accretion	5	1	6

Balance as of December 31, 2008	$272	$194	$466
Additions	4	—	4
Cash payments	(99)	(85)	(184)
Accretion	1	2	3

Balance as of December 31, 2009	$178	$111	$289
Additions	—	—	—
Cash payments	—	(27)	(27)
Accretion	—	1	1

Balance as of December 31, 2010	$178	$85	$263

(a)    Includes the cost of severance and continuation of benefits. In addition, includes share-based compensation expenses associated with the lapsing of forfeiture restrictions associated with restricted stock awards for affected employees. In total, the forfeiture provisions on 22,100 shares of restricted stock lapsed over the employees’ respective three- to six-month vesting periods.

(b)   Includes $0.2 million, $0.3 million and $0.4 million of lease payments, partially offset by $0.1 million, $0.2 million and $0.2 million of sublease payments, as of December 31, 2010, 2009 and 2008, respectively, which represents the present value of the future cash flows from facilities vacated as part of the corporate restructuring. In addition, $0.1 million of fees incurred to sublet these facilities were included as of December 31, 2008.

NOTE 11—INCOME TAXES

As a RIC, we are taxed under Subchapter M of the Internal Revenue Code. As such, our income generally is not taxable to the extent we distribute it to stockholders and we meet certain qualification tests as outlined in the Internal Revenue Code. However, income from certain investments owned by our wholly owned subsidiaries is subject to federal, state and local income taxes. During 2010, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. We did not have a distribution requirement as a RIC for 2009 because we incurred certain losses for tax purposes in 2009. On a continuing basis, we monitor distribution requirements in order to comply with Subchapter M of the Internal Revenue Code.

We use the asset and liability method to account for our taxable subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the years ended December 31, 2010 and 2008, we recorded income tax provisions of $1.8 million and $0.8 million, respectively. During 2009, we recorded an income tax benefit of $0.1 million. Approximately $1.6 million of the income tax expense accrued during 2010 was attributable to the sale of JetBroadband Holdings, LLC in July, 2010. The remaining tax expense for 2010 and 2008 and the income tax benefit for 2009 were primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

Historically, we have declared dividends that were paid the following quarter. From December 2001 through December 31, 2010, we declared distributions per share of $12.15. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

The following table summarizes the distributions that we declared and paid during the three years ended December 31, 2010.

	Dividends per share

	Declared	Paid

Years ended December 31,
2010	$0.37	$0.23
2009	—	—
2008	0.71	1.15

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. During 2010, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. During fiscal year 2009, we did not declare or pay any dividends to stockholders. We will monitor 2011 taxable income in order to ensure compliance with the distribution requirements as a RIC.

For tax years ended on or before December 31, 2010, we were able to carryforward net capital losses that we may have incurred for a period of eight years. In December 2010, Congress enacted the Regulated Investment Company Modernization Act of 2010, which, in part, will allow us to indefinitely carryover net capital losses that we may incur after 2010. For the tax years ended December 31, 2010 and 2009, we had net capital losses of $4.9 million and $54.2 million, respectively, which we will carry forward to offset future net capital gains to the extent provided by federal tax law. The net capital loss carryforward from 2010 will expire in the tax year ending December 31, 2018 and the net capital loss carryforward from 2009 will expire in the tax year ending December 31, 2017. For the tax year ended December 31, 2008, we elected to distribute such net long-term capital gains to our stockholders by designating a portion of our dividends as distributions of our net long-term capital gains.

For income tax purposes, we report distributions paid to stockholders as ordinary income, return of capital, capital gains or a combination thereof. For the tax year ended December 31, 2010, 100% of our distributions were from ordinary income. We did not make distributions on our common stock during the year ended December 31, 2009. Distributions per common share for the years ended December 31, 2010 and 2008 were taxable as follows:

	Years ended December 31,

	2010		2008

	$/Share	% of Total	$/Share	% of Total

Dividends declared during the year	$0.37		$0.71
Dividends declared in 2007 but paid in 2008	—		0.44
Dividends declared in 2010 but paid in 2011	(0.14)		—

Dividends paid in calendar year	0.23		1.15
Dividends declared in 2010, paid in 2011, but treated as taxable in 2010 as required by the Internal Revenue Code	0.03		—

Dividends paid for tax purposes	$0.26		$1.15

Dividends declared on tax Form 1099-DIV(unaudited)
Ordinary income(a)	$0.26	100.0%	$—	—%
Long-term capital gains(a)	—	—	0.02	1.7
Return of capital(b)	—	—	1.13	98.3

Total reported on tax Form 1099-DIV	$0.26	100.0%	$1.15	100.0%

(a)

For 2010 and 2008, ordinary income was reported on Form 1099-DIV as either qualified or non-qualified and long-term capital gains are reported on Form 1099-DIV in various sub-categories that have differing tax treatments to stockholders. Those sub-categories have not been shown herein.

(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

On a tax basis, distributions allocable to 2010 were composed of $20.0 million of ordinary income and distributions in 2008 were composed of a $76.7 million return of capital and $1.4 million of long-term capital gains.

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

The following table summarizes the cost, as well as the unrealized appreciation and depreciation for federal income tax purposes as of December 31, 2010 and 2009:

	December 31,

(in thousands)	2010	2009

Cost for federal income tax purposes	$1,144,899	$1,091,650

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	56,950	62,705
Book to tax differences	90,981	88,898

Gross unrealized appreciation—tax basis	147,931	151,603

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(293,940)	(233,022)
Book to tax differences	(37,981)	(25,624)

Gross unrealized depreciation—tax basis	(331,921)	(258,646)

Net unrealized depreciation—tax basis	(183,990)	(107,043)
Less: Unrealized depreciation of fair value of other assets and liabilities (GAAP)	1,023	1,739

Gross realized depreciation
Book to tax differences	47,773	—

Net realized depreciation—tax basis	47,773	—

Total investments at fair value (GAAP)	$1,009,705	$986,346

The following table reconciles GAAP net income (loss) to taxable net income (loss) for the years ended December 31, 2010 and 2009:

(in thousands)	Years ended December 31,

	2010	2009

Net income (loss)	$(13,072)	$(51,059)
Difference between book and tax losses on investments	(52,865)	48,078
Net change in unrealized depreciation (appreciation) on investments not taxable until realized	66,674	(97,631)
Capital losses in excess of capital gains	4,861	54,245
Timing difference related to deductibility of long-term incentive compensation	1,594	6,091
Taxable interest income on non-accrual loans(a)	14,857	14,949
Dividend income accrued for GAAP purposes that is not yet taxable	(7,368)	(6,149)
Distributions from taxable subsidiaries	3,529	144
Federal tax provision (benefit)	1,801	(81)
Other, net	24	323

Taxable income (loss) before deductions for distributions	$20,035	$(31,090)

(a)

Results for the years ended December 31, 2010 and 2009, reflect the reversal of interest that we previously recognized on non-accrual loans of a portfolio investment that we liquidated. We applied the proceeds from the liquidation to the portfolio company’s outstanding principal balance on the debt obligation to us.

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We appealed the proposed changes and reached a settlement with the IRS in the fourth quarter of 2010. As a result of this settlement, we paid approximately $0.8 million in federal and state tax, interest and penalties. We accrued the settlement expenses prior to 2010. In 2009 and 2007 we accrued $0.2 million and $0.3 million, respectively, of estimated tax expense, and during 2009 and 2008 we recorded $0.1 million and $0.2 million, respectively, of estimated interest and penalties in general and administrative expense. All federal tax years subsequent to 2005 remain open to examination by the IRS.

NOTE 12—LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,

(dollars in thousands, except per share amounts)	2010	2009	2008

Numerator for basic and diluted loss per share
Net loss	$(13,072)	$(51,059)	$(191,245)
Less: Dividends declared—common and restricted shares	(28,343)	—	(49,272)

Undistributed earnings	(41,415)	(51,059)	(240,517)
Percentage allocated to common shares(a)	100.0%	100.0%	100.0%

Undistributed earnings—common shares	(41,415)	(51,059)	(240,517)
Add: Dividends declared—common shares	28,343	—	49,272

Numerator for common shares outstanding excluding participating shares	(13,072)	(51,059)	(191,245)
Numerator for participating unvested shares only	—	—	—

Numerator for basic and diluted loss per share—total	$(13,072)	$(51,059)	$(191,245)

Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	75,422	74,692	72,254
Participating unvested shares(b)	—	—	—

Basic and diluted weighted-average common shares outstanding—total(b)	75,422	74,692	72,254

Loss per share—basic and diluted	$(0.17)	$(0.68)	$(2.65)
(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	75,422	74,692	71,162
Adjustment for bonus element of rights offering	—	—	1,092

Total basic and diluted(b) weighted-average common shares	75,422	74,692	72,254

Percentage allocated to common shares	100.0%	100.0%	100.0%

(b)

For the years ended December 31, 2010, 2009 and 2008, we excluded 1,085, 1,287 and 1,273, weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are participating securities requiring the two-class method of computing earnings per share. Pursuant to the two-class method, we report basic and diluted earnings per share both inclusive and exclusive of the participating securities.

NOTE 13—COMMITMENTS AND CONTINGENCIES

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of December 31, 2010 and 2009, we had $32.3 million and $36.5 million, respectively, of outstanding unused loan commitments. We estimate that for both December 31, 2010 and 2009 the fair value of these commitments were $0.2 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of December 31, 2010 and 2009, we had no outstanding guarantees or standby letters of credit.

LEASE OBLIGATIONS

We lease our headquarters and certain other facilities under non-cancelable operating and capital leases which expire through 2014. We have sublet certain of our facilities to third parties. Future minimum lease payments for non-cancelable leases with terms of one year or more are as follows:

(in thousands)	Lease Commitments	Sublease	Lease Commitments Less Sublease

Year ending December 31,
2011	$2,312	$(232)	$2,080
2012	2,082	(60)	2,022
2013	392	—	392

Total	$4,786	$(292)	$4,494

Certain leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. During the years ended December 31, 2010, 2009 and 2008, our rent expense totaled $1.7 million, $1.8 million and $2.4 million, respectively, which was partially offset by sublease income in 2008 of $0.2 million.

NOTE 14—FINANCIAL HIGHLIGHTS

Following schedule summarizes financial highlights for the five years ended December 31, 2010:

	Years Ended December 31,

(in thousands, except per share amounts)	2010	2009	2008	2007	2006

PER SHARE DATA
Net asset value at beginning of year(a)	$8.06	$8.66	$12.73	$12.83	$12.48

Net (loss) income(b)
Net operating income before investment (loss) gain, gain on extinguishment of debt and income tax provision (benefit)	0.54	0.51	0.78	1.55	1.46
Net change in unrealized (depreciation) appreciation on investments	(0.88)	1.31	(3.44)	(0.53)	0.60
Net realized gains (losses) on investments	0.15	(2.57)	(0.13)	0.34	(0.25)
Gain on extinguishment of debt	0.04	0.07	0.15	—	—
Income tax provision	(0.02)	—	(0.01)	(0.04)	(0.05)

Net (loss) income	(0.17)	(0.68)	(2.65)	1.32	1.76

Net decrease in net assets resulting from distributions
From net investment income	(0.37)	—	—	(1.41)	(1.01)
From capital gains	—	—	—	(0.35)	—
From return of capital	—	—	(0.71)	—	(0.67)
Effect of stock offerings after record dates(c)	—	—	—	0.02	0.12
Effect of distributions recorded as compensation expense(b)	—	—	—	—	0.02

Net decrease in net assets resulting from distributions	(0.37)	—	(0.71)	(1.74)	(1.54)

Net increase (decrease) in net assets relating to stock-based transactions
Issuance of shares of common stock	—	—	(0.50)	2.91	2.45
Issuance of shares of restricted common stock(d)	(0.04)	—	(0.35)	(2.83)	(2.54)
Net increase in stockholders’ equity from restricted stock amortization	0.06	0.11	0.10	0.14	0.06
Net increase (decrease) in stockholders’ equity from other stock transactions(b)	—	(0.03)	0.04	0.10	0.16

Net increase (decrease) in net assets relating to share issuances	0.02	0.08	(0.71)	0.32	0.13

Net asset value at end of year(a)	$7.54	$8.06	$8.66	$12.73	$12.83

MARKET PRICE PER SHARE AT END OF YEAR	$6.97	$4.32	$0.71	$11.59	$20.32
TOTAL RETURN(e)	66.67%	508.45%	(87.75)%	(34.30)%	50.79%
SHARES OF COMMON STOCK OUTSTANDING
Weighted-average (diluted)	75,422	74,692	72,254	65,606	57,222
End of year	76,662	76,394	76,075	65,587	58,694
NET ASSETS
Average	$611,084	$620,243	$788,036	$800,127	$680,282
End of year	$577,889	$615,683	$658,911	$834,689	$753,137
RATIO
Operating expenses to average net assets	8.02%	9.94%	10.06%	10.65%	10.40%
Net operating income to average net assets	6.64%	6.16%	7.12%	12.74%	12.30%
General and administrative expense to average net assets	1.88%	2.52%	2.11%	1.41%	1.43%
Return on average equity	(2.14)%	(8.23)%	(24.27)%	10.83%	14.84%

(a)	Based on total shares outstanding.
(b)	Based on weighted-average shares outstanding.
(c)	The effect on distributions of stock offerings after record dates represents the effect on net asset value of issuing additional shares after the record date of a distribution.
(d)	Represents the effects of shares issued during the period and the lapsing of forfeiture provisions on restricted stock on earnings per share.
(e)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price].

NOTE 15—SELECTED QUARTERLY DATA (UNAUDITED)

The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2010. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2010 Quarters				2009 Quarters

(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

INCOME STATEMENT DATA
Revenue	$23,484	$22,571	$21,768	$21,746	$23,679	$23,611	$24,738	$27,806
Net operating income before investment loss, gain on extinguishment of debt and income tax provision (benefit)	11,876	11,400	8,850	8,439	9,419	8,658	8,173	11,938
Net (loss) income	$(17,748)	$(529)	$(750)	$5,955	$1,565	$4,183	$(5,861)	$(50,946)
(Loss) earnings per common share—basic and diluted	$(0.23)	$(0.01)	$(0.01)	$0.08	$0.02	$0.06	$(0.08)	$(0.68)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	75,648	75,486	75,392	76,339	76,267	75,876	74,592	74,498

NOTE 16—SUBSEQUENT EVENTS

AMENDED WAREHOUSE SALE AND SERVICING AGREEMENT

On January 25, 2011, SunTrust Bank provided the renewal of its liquidity facility that supports our SunTrust Warehouse through January 25, 2013. The new legal final maturity date of the SunTrust Warehouse is January 25, 2014. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the warehouse facility may only look to the collateral to satisfy the outstanding obligations under this facility.

In connection with the renewal of SunTrust Bank’s liquidity facility, we also agreed to a number of modifications to the SunTrust Warehouse terms, including an extension of the scheduled termination date of this facility to January 25, 2013. If a new agreement or extension is not executed by January 25, 2013, the SunTrust Warehouse enters a 12-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed in the facility. Additionally, prior to the commencement of any amortization period, net proceeds from monetizations of collateral financed in the SunTrust Warehouse must be reinvested in additional collateral or used to repay outstanding borrowings.

The new interest rate on the SunTrust Warehouse equals the commercial paper rate plus 3.25%, an increase of 0.75% from the rate as of December 31, 2010. Outstanding borrowings on the SunTrust Warehouse were approximately $98.8 million as of January 24, 2011. We paid to SunTrust a facility renewal fee of $1.5 million, or 1.0%.

INCREASE IN SBIC DEBT COMMITMENT

In January 2011, the SBA approved an additional $20.0 million leverage commitment to the SBIC which increased the maximum amount of outstanding leverage available to us under the SBIC program to $150.0 million from $130.0 million as of December 31, 2010. To realize the full $150.0 million borrowing potential approved and committed under this program, we must fund a total of $75.0 million to the SBIC, which would be a $25.4 million increase from the amount we had funded as of December 31, 2010. The additional $20.0 million commitment may be drawn subject to the SBA’s approval and expires in September 2015. We paid a $0.2 million commitment fee related to this commitment.

SECOND SBIC LICENSE APPLICATION

On March 1, 2011, we made a submission to the SBA commencing our application process for a second SBIC license. If approved, our total borrowing capacity under the SBIC program will increase from $150 million to $225 million, subject to SBA approval of a capital commitment for the second SBIC and our funding of required capital.

PORTFOLIO INVESTMENTS

On February 14, 2011, Avenue Broadband LLC and the other stockholders of Avenue Broadband Holdings, Inc., or Holdings, signed a definitive agreement to sell all of the outstanding capital stock of Holdings. We anticipate that we will receive approximately $50.4 million in cash as a result of this transaction resulting from the repayment of our debt investment and distributions on our equity investment. Final closing of the sale transaction is subject to satisfaction of customary closing conditions, including regulatory approvals, and is expected to occur in March 2011.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

1.	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including the supervision and participation of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting has issued an attestation report with regard to our internal control over financial reporting.

(b)	ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

The attestation report of our independent registered public accounting firm regarding our internal control over financial reporting appears on page 74.

(c)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On March 3, 2011, the Company accepted William B. Ford’s resignation as a Senior Vice President and Managing Director of the Company, effective immediately, to allow him to pursue other interests. Mr. Ford’s resignation from the Company is not the result of any disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practices.

On March 3, 2011, or the Separation Date, Mr. Ford executed a letter agreement, or the Letter Agreement, which sets forth the terms of his separation from the Company. Under the Letter Agreement, Mr. Ford will receive: (i) all of his accrued compensation through the Separation Date; and (ii) a payment in the amount of $175,000 (representing six months of Mr. Ford’s current base salary), which amount will be paid in installments over the six months following the Separation Date.

In addition, on the Separation Date, Mr. Ford is entitled to the following cash awards and shares of restricted stock (net of applicable taxes) originally awarded under certain of the Company’s incentive compensation plans:

•	3,333 shares of restricted stock for which forfeiture restrictions were scheduled to lapse on April 19, 2011 under the LTIP;

•	2,000 shares of restricted stock for which forfeiture restrictions were scheduled to lapse on November 1, 2011 under the LTIP;

•	1,333 shares of stock restricted stock for which forfeiture restrictions were scheduled to lapse on February 29, 2012 under the LTIP;

•	Cash in the amount of $15,333.33 for which restrictions were scheduled to lapse on April 19, 2011 under the LTIP;

•	Cash in the amount of $15,333.33 for which forfeiture restrictions were scheduled to lapse on November 1, 2011 under the LTIP;

•	Cash in the amount of $15,667.67 for which restrictions were scheduled to lapse on February 29, 2012 under the LTIP; and

•	50,000 shares of restricted stock for which forfeiture restrictions were scheduled to lapse on March 31, 2011 under the Company’s 2008 Retention Program.

In the event that, within 60 days of the Separation Date, the $8.00 threshold is satisfied under the LTIP, Mr. Ford will receive an additional $102,000 in cash. The 7,807 shares of restricted stock for which the forfeiture restrictions have not yet lapsed under the award made to Mr. Ford on April 30, 2008 pursuant to the Company’s Amended and Restated 2006 Employee Restricted Stock Plan will be forfeited.

Under law, the Letter Agreement may be revoked by Mr. Ford at any time prior to March 10, 2011.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to our directors, nominees for election as directors, executive officers and audit committee under the headings Election of Directors, Corporate Governance—Our Executive Officers, Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance—Board Committees in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

We made no material change to the procedures by which stockholders may recommend nominees to our board of directors, as described in our 2010 proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The discussion under the headings Executive Compensation, Compensation of Directors, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation, and Narrative Disclosure of Our Compensation Policies and Practices as They Relate to Risk Management in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The discussion under the heading Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The discussion under the headings Certain Relationships and Related Transactions; Policies and Procedures for Related Person Transactions and Corporate Governance—Board Determination of Independence in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The discussion under the heading Ratification of Selection of Independent Registered Public Accounting Firm—Auditors’ Fees and—Pre-Approval Policies and Procedures in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MCG Capital Corporation

We have audited the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2010, and the consolidated financial highlights for each of the five years in the period ended December 31, 2010, and have issued our report thereon dated March 4, 2011 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in Item 15 of this Form 10-K. The Schedule 12-14 is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

March 4, 2011

Schedule 12-14

MCG Capital Corporation

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)		Year Ended December 31, 2010	As of December 31, 2009 Fair Value			As of December 31, 2010 Fair Value
Portfolio Company	Investment(a)	Amount of Interest or Dividends Credited to Income(f)		Gross Additions(b)	Gross Reductions(c)

Control Investments: Majority-owned
Avenue Broadband LLC	Subordinated Debt	$2,109	$14,349	$766	$—	$15,115
	Preferred Units	2,274	26,601	8,770	—	35,371
	Warrants to purchase Class B Common Stock	—	—	—	—	—
Broadview Networks Holdings, Inc.	Series A Preferred Stock	—	70,139	—	(22,662)	47,477
	Series A-1 Preferred Stock	—	68,695	—	(13,901)	54,794
	Series B Preferred Stock	—	—	698	—	698
	Class A Common Stock	—	—	—	—	—
GMC Television Broadcasting, LLC	Senior Debt	1,052	21,500	289	(133)	21,656
	Subordinated Debt(d)	—	—	—	—	—
	Subordinated Unsecured Debt(d)	—	—	—	—	—
	Class B Voting Units	—	—	—	—	—
Intran Media, LLC	Senior Debt	922	8,926	438	(1,934)	7,430
	Preferred A Units	—	1,330	—	(1,330)	—
	Preferred B Units	—	159	—	(159)	—
Jet Plastica Investors, LLC	Senior Debt	1,577	12,441	1,549	—	13,990
	Subordinated Debt(e)	759	30,346	4,977	(28,180)	7,143
	Preferred LLC Interest	—	—	—	—	—
JetBroadband Holdings, LLC	Subordinated Debt	2,655	28,440	437	(28,877)	—
	Series A Preferred Units	—	11,809	6,661	(18,470)	—
	Series B Preferred Units	—	10,000	—	(10,000)	—
MTP Holding, LLC	Common LLC Interest	—	28	—	(28)	—
Orbitel Holdings, LLC	Senior Debt	1,471	16,225	34	(1,385)	14,874
	Preferred LLC Interest	142	12,251	1,264	—	13,515
PremierGarage Holdings, LLC	Senior Debt(d)	12	9,887	12	(3,983)	5,916
	Preferred LLC Units	—	289	—	(289)	—
	Common LLC Units	—	—	—	—	—
RadioPharmacy Investors, LLC	Senior Debt	622	8,484	16	—	8,500
	Subordinated Debt	1,575	10,111	327	(81)	10,357
	Preferred LLC Interest	—	69	7,150	—	7,219
Superior Industries Investors, LLC	Subordinated Debt	3,597	20,126	3,477	—	23,603
	Preferred Units	1,222	18,977	1,222	(916)	19,283
Total Sleep Holdings, Inc.	Subordinated Debt(d)	—	5,271	—	(5,271)	—
	Unsecured Notes	—	—	—	—	—
	Series A Preferred Stock	—	—	—	—	—
	Series B Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—

Total Control Investments: Majority-owned		19,989	406,453	38,087	(137,599)	306,941

Control Investments: Non-majority owned
National Product Services, Inc.	Senior Debt(d)	285	3,531	103	(286)	3,348
	Series A Preferred Units	—	—	—	—	—
	Series B Preferred Units	—	—	—	—	—
	Common Units	—	—	—	—	—

Total Control Investments: Non-majority owned		285	3,531	103	(286)	3,348

Total Control Investments		$20,274	$409,984	$38,190	$(137,885)	$310,289

MCG Capital Corporation

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)		Year Ended December 31, 2010	As of December 31, 2009 Fair Value			As of December 31, 2010 Fair Value
Portfolio Company	Investment(a)	Amount of Interest or Dividends Credited to Income(f)		Gross Additions(b)	Gross Reductions(c)

Affiliate Investments
Advanced Sleep Concepts, Inc.	Senior Debt	$1,513	$5,627	$325	$(630)	$5,322
	Subordinated Debt	215	4,817	457	—	5,274
	Series A Preferred Stock	—	—	104	—	104
	Common Stock	—	—	—	—	—
	Warrants to purchase Common Stock	—	—	—	—	—
Cherry Hill Holdings Inc.	Series A Preferred Stock	38	906	170	—	1,076
Contract Datascan Holdings, Inc.	Subordinated Debt	47	—	7,074	—	7,074
	Series A Preferred Stock	8	—	1,983	—	1,983
	Common Stock	—	—	410	—	410
Stratford School Holdings, Inc.	Senior Debt	689	3,368	15,868	(351)	18,885
	Subordinated Debt	564	6,695	166	(6,861)	—
	Series A Convertible Preferred Stock	1,583	6,835	3,518	(1,819)	8,534
	Warrants to purchase Common Stock	—	1,846	1,131	(67)	2,910
Sunshine Media Delaware, LLC	Common Stock	—	—	116	—	116
	Class A LLC Interest	—	—	112	—	112
	Options to acquire Warrants to purchase Class B LLC Interest	—	—	—	—	—
Velocity Technology Enterprises, Inc.	Senior Debt	202	12,794	66	(12,860)	—
	Series A Preferred Stock	—	1,500	—	—	1,500

Total Affiliate Investments		$4,859	$44,388	$31,500	$(22,588)	$53,300

This schedule should be read in conjunction with our Consolidated Financial Statements, including our Consolidated Schedule of Investments and Notes 3 and 4 to the Consolidated Financial Statements.

(a)

Common stock, warrants, options and, in some cases, preferred stock generally are non-income producing and restricted. The principal amount of the debt and the number of shares of common stock and preferred stock is shown in the Consolidated Schedule of Investments as of December 31, 2010.

(b)

Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, amortization of discounts and fees, and exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(c)

Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(d)	All or part of this debt is on non-accrual status as of December 31, 2010, and, therefore, is considered non-income producing.

(e)

We did not recognize paid-in-kind interest or accretion of dividend income during one or more quarters in 2010, including the quarter ended December 31, 2010, because the fair value of our investment was below its cost basis. However, we continue to accrue interest that is receivable in cash from the portfolio company.

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

Exhibits

The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column. Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K

	Certificate of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of MCG Capital Corporation	8-K (0-33377)	May 31, 2005	3.1
3.2	Amended and Restated Bylaws of MCG Capital Corporation	8-K (0-33377)	October 30, 2009	3.1

	Instruments Defining the Rights of Security Holders
4.1	Specimen Common Stock Certificate	N-2 (333-64596)	November 1, 2001	99.d.1

4.2	Third Amended and Restated Registration Rights Agreement by and among MCG Capital Corporation and certain stockholders	10-K (0-33377)	April 1, 2002	10.1

	Material Contracts—Purchase, Financing and Credit Agreements

10.1	Corporate Custodial Agreement between MCG Capital Corporation and Riggs Bank, N.A.	10-K (0-33377)	April 1, 2002	10.45

10.2	Amended and Restated Custody Agreement by and between MCG Capital Corporation and Wells Fargo Bank, National Association, dated December 11, 2008	10-K (0-33377)	March 9, 2009	10.2

10.3	Amended and Restated Sale and Servicing Agreement by and among MCG Capital Corporation, MCG Commercial Loan Funding Trust, Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, dated as of February 26, 2009	8-K (0-33377)	February 27, 2009	10.2

10.4	Amendment No. 1 to Amended and Restated Sale and Servicing Agreement by and among MCG Capital Corporation, MCG Commercial Loan Funding Trust, Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, dated as of February 17, 2010	8-K (0-33377)	February 18, 2010	10.1

10.5	Indenture by and between MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.24

10.6	Collateral Management Agreement, by and between MCG Commercial Loan Trust 2006-1 and MCG Capital Corporation, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.25

10.7	Class A-2 Note Purchase Agreement by and among MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.26

10.8	Class A-3 Note Purchase Agreement, by and among MCG Commercial Loan Trust 2006-1, North Sea Funding Europe Asset Purchasing Company No. 1 B.V. and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.27

10.9	Class A-3 Note Purchase Agreement by and among MCG Commercial Loan Trust 2006-1, Barclays Bank PLC and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.28

10.10	Note Purchase Agreement by and among MCG Capital Corporation and the Purchasers of 6.73% Senior Notes listed therein, dated as of October 11, 2005	8-K (0-33377)	October 12, 2005	99.1

10.11	First Amendment to the Note Purchase Agreement by and among MCG Capital Corporation and the Holders of 6.73% Senior Notes under the October 11, 2005 Note Purchase Agreement, dated as of February 26, 2009	8-K (0-33377)	February 27, 2009	10.3

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K

10.12	Second Amendment Agreement by and among MCG Capital Corporation and the Holders of 6.73% Senior Notes under the October 11, 2005 Note Purchase Agreement, dated as of October 28, 2009	8-K (0-33377)	October 29, 2009	10.1

10.13	Note Purchase Agreement by and among MCG Capital Corporation and the Purchasers of 6.71% Senior Notes listed therein, dated as of October 3, 2007	8-K (0-33377)	October 9, 2007	99.1

10.14	First Amendment to the Note Purchase Agreement by and among MCG Capital Corporation and the Holders of 6.71% Senior Notes under the October 3, 2007 Note Purchase Agreement, dated as of February 26, 2009	8-K (0-33377)	February 27, 2009	10.4

10.15	Second Amendment Agreement by and among MCG Capital Corporation and the Holders of 6.71% Senior Notes under the October 3, 2007 Note Purchase Agreement, dated as of October 28, 2009	8-K (0-33377)	October 29, 2009	10.2

	Material Contracts—Leases

10.16	Deed of Lease by and between Twin Towers II Associates Limited Partnership, as landlord, and MCG Capital Corporation, as tenant, dated as of September 24, 2002	10-Q (0-33377)	November 14, 2002	10.50

10.17	First Amendment to Deed of Lease by and between Twin Towers II Property Associates, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 30, 2006	10-K (0-33377)	March 1, 2007	10.73

10.18	Partial Termination of Deed of Lease by and between 1000-1100 Wilson Owner, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 15, 2008	10-K (0-33377)	March 9, 2009	10.24

	Material Contracts—Management Contracts and Compensation Plans

10.19#	MCG Capital Corporation Supplemental Non-Qualified Retirement Plan Amended and Restated as of January 1, 2005	10-Q (0-33377)	November 7, 2006	10.70

10.20#	Amendment to the MCG Capital Corporation Supplemental Non-Qualified Retirement Plan, Amended and Restated as of January 1, 2005, dated as of December 30, 2008	10-K (0-33377)	March 9, 2009	10.26

10.21#	MCG Capital Corporation 401(k) Plan				*

10.22#	MCG Capital Corporation Dividend Reinvestment Plan	N-2 (333-64596)	November 1, 2001	99.e

10.23#	MCG Capital Corporation Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan	8-K (0-33377) 8-K/A (0-33377)	June 1, 2010 June 2, 2010	10.2 10.2

10.24#	MCG Capital Corporation Third Amended and Restated 2006 Employee Restricted Stock Plan	8-K (0-33377) 8-K/A (0-33377)	June 1, 2010 June 2, 2010	10.1 10.1

10.25#	Form of Restricted Stock Agreement for Non-Employee Members of the Board of Directors (pursuant to the Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan)	10-Q (0-33377)	August 5, 2010	10.4

10.26#	Form of Restricted Stock Agreement for Employees (pursuant to the Third Amended and Restated 2006 Employee Restricted Stock Plan)	10-Q (0-33377)	August 5, 2010	10.3

10.27#	Restricted Stock Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated November 21, 2006	10-K (0-33377)	March 9, 2009	10.36

10.28#	Restricted Stock Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated November 21, 2006	10-K (0-33377)	March 9, 2009	10.37

10.29#	MCG Capital Corporation 2008 Retention Program	10-Q (0-33377)	August 8, 2008	10.3

10.30#	Form of Restricted Stock Agreement for MCG Employees under 2008 Retention Program	10-Q (0-33377)	October 31, 2008	10.3

10.31#	Employment Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated as of September 18, 2006	8-K (0-33377)	September 19, 2006	10.1

10.32#	Amendment to Employment Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated as of December 23, 2008	10-K (0-33377)	March 9, 2009	10.41

10.33#	Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of September 18, 2006	8-K (0-33377)	September 19, 2006	10.2

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K

10.34#	Amendment to Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of December 31, 2008	10-K (0-33377)	March 9, 2009	10.43

10.35#	Employment Agreement by and between MCG Capital Corporation and Samuel G. Rubenstein, dated as of March 1, 2007	10-K (0-33377)	March 1, 2007	10.74

10.36#	Amendment to Employment Agreement by and between MCG Capital Corporation and Samuel G. Rubenstein, dated as of December 23, 2008	10-K (0-33377)	March 9, 2009	10.47

10.37#	Employment Agreement by and between MCG Capital Corporation and Stephen J. Bacica, dated as of October 28, 2008	10-Q (0-33377)	October 31, 2008	10.2

10.38#	Amendment to Employment Agreement by and between MCG Capital Corporation and Stephen J. Bacica, dated as of December 23, 2008	10-K (0-33377)	March 9, 2009	10.50

10.39#	MCG Capital Corporation 2009 Long-Term Incentive Program	8-K (0-33377)	July 24, 2009	10.2

10.40#	MCG Capital Corporation 2010 Annual Incentive Cash Bonus Plan	10-Q (0-33377)	November 2, 2010	10.1

10.41#	Non-Employee Director Compensation Summary				*

	Material Contracts—Other

10.42	Settlement Agreement by and among Springbok Capital Management, LLC, Springbok Capital Onshore, LLC, Gavin Saitowitz, Soundpost Partners, LP, Jaime Lester, Lyrical Partners, L.P., Jeffrey Keswin, Edward Gage, Robert S. Everett and MCG Capital Corporation, dated as of April 24, 2009	8-K (0-33377)	April 28, 2009	10.1

	Subsidiaries of the Registrant

21	Subsidiaries of MCG Capital Corporation and Jurisdiction of Incorporation/Organization				*

	Consents of Experts

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				*

	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				*

31.3	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

*	Filed herewith.

†	Furnished herewith.

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit herein pursuant to Item 15(a) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2011.

MCG CAPITAL CORPORATION

By:	/S/ STEVEN F. TUNNEY, SR

Steven F. Tunney, Sr
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN F. TUNNEY, SR	President and Chief Executive Officer, Director (Principal Executive Officer)	March 4, 2011
Steven F. Tunney, Sr

/S/ STEPHEN J. BACICA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2011
Stephen J. Bacica

/S/ LINDA A. NIMMONS	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 4, 2011
Linda A. Nimmons

/S/ B. HAGEN SAVILLE	Director and Executive Vice President	March 4, 2011
B. Hagen Saville

/S/ RICHARD W. NEU	Chairman of the Board and Director	March 1, 2011
Richard W. Neu

/S/ A. HUGH EWING, III	Director	March 1, 2011
A. Hugh Ewing, III

/S/ KIM D. KELLY	Director	March 1, 2011
Kim D. Kelly

/S/ WALLACE B. MILLNER, III	Director	March 3, 2011
Wallace B. Millner, III

/S/ KENNETH J. O’KEEFE	Director	March 1, 2011
Kenneth J. O’Keefe

/S/ GAVIN SAITOWITZ	Director	March 1, 2011
Gavin Saitowitz