Form 10-Q
period 2011-03-31
MCG CAPITAL CORP
filed 2011-05-09
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were 77,060,736 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)	March 31, 2011	December 31, 2010
	(unaudited)

Assets

Cash and cash equivalents	$40,571	$44,970

Cash, securitization accounts	70,562	42,245

Cash, restricted	21,941	29,383

Investments at fair value
Non-affiliate investments (cost of $647,648 and $684,785, respectively)	640,512	646,116
Affiliate investments (cost of $43,137 and $43,721, respectively)	54,163	53,300
Control investments (cost of $492,831 and $517,167, respectively)	259,674	310,289

Total investments (cost of $1,183,616 and $1,245,673, respectively)	954,349	1,009,705

Interest receivable	3,492	5,453

Other assets	14,235	13,521

Total assets	$1,105,150	$1,145,277

Liabilities

Borrowings (maturing within one year of $0 and $18,858, respectively)	$527,343	$546,882

Interest payable	1,593	2,291

Dividends payable	11,582	10,735

Other liabilities	7,539	7,353

Total liabilities	548,057	567,261

Stockholders’ equity

Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—

Common stock, par value $0.01, authorized 200,000 shares on March 31, 2011 and December 31, 2010, 77,065 issued and outstanding on March 31, 2011 and 76,662 issued and outstanding on December 31, 2010	771	767

Paid-in capital	1,008,293	1,008,823

Distributions in excess of earnings
Paid-in capital	(166,029)	(166,029)
Other	(55,635)	(28,555)

Net unrealized depreciation on investments	(230,307)	(236,990)

Total stockholders’ equity	557,093	578,016

Total liabilities and stockholders’ equity	$1,105,150	$1,145,277

Net asset value per common share at end of period	$7.23	$7.54

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2011	2010
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$17,558	$14,846
Affiliate investments (5% to 25% owned)	1,143	982
Control investments (more than 25% owned)	4,735	5,783

Total interest and dividend income	23,436	21,611

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	507	22
Control investments (more than 25% owned)	360	113

Total advisory fees and other income	867	135

Total revenue	24,303	21,746

Operating expense
Interest expense	3,873	4,473
Employee compensation
Salaries and benefits	3,976	4,796
Amortization of employee restricted stock awards	624	1,227

Total employee compensation	4,600	6,023
General and administrative expense	2,827	2,811

Total operating expense	11,300	13,307

Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	13,003	8,439

Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	(27,917)	(2,267)
Affiliate investments (5% to 25% owned)	(917)	—
Control investments (more than 25% owned)	1,207	—

Total net realized loss on investments	(27,627)	(2,267)

Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	31,533	4,730
Affiliate investments (5% to 25% owned)	1,447	1,200
Control investments (more than 25% owned)	(26,279)	(6,114)
Derivative and other fair value adjustments	(18)	87

Total net unrealized appreciation (depreciation) on investments	6,683	(97)

Net investment loss before income tax provision	(20,944)	(2,364)

Loss on extinguishment of debt before income tax provision	(863)	(58)
Income tax provision	11	62

Net (loss) income	$(8,815)	$5,955

(Loss) earnings per basic and diluted common share	$(0.12)	$0.08
Cash distributions declared per common share	$0.15	$—
Weighted-average common shares outstanding—basic and diluted	75,765	76,339

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2011	2010
Increase (decrease) in net assets from operations
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	$13,003	$8,439
Net realized loss on investments	(27,627)	(2,267)
Net unrealized appreciation (depreciation) on investments	6,683	(97)
Loss on extinguishment of debt	(863)	(58)
Income tax provision	(11)	(62)

Net (loss) income	(8,815)	5,955

Distributions to stockholders
Distributions declared	(11,582)	—

Net decrease in net assets resulting from stockholder distributions	(11,582)	—

Capital share transactions
Amortization of restricted stock awards
Employee	624	1,227
Non-employee director	17	26
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(1,167)	—
Net forfeitures of restricted common stock and dividends	—	6

Net (decrease) increase in net assets resulting from capital share transactions	(526)	1,259

Total (decrease) increase in net assets	(20,923)	7,214

Net assets
Beginning of period	578,016	615,683

End of period	$557,093	$622,897

Net asset value per common share at end of period	$7.23	$8.16
Common shares outstanding at end of period	77,065	76,338

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities
Net (loss) income	$(8,815)	$5,955
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Investments in portfolio companies	(89,483)	(35,408)
Principal collections related to investment repayments or sales	119,260	33,044
Decrease (increase) in interest receivable, accrued payment-in-kind interest and dividends	6,503	(6,385)
Amortization of restricted stock awards
Employee	624	1,227
Non-employee director	17	26
Decrease (increase) in cash—securitization accounts from interest collections	(7,891)	4,001
Increase in restricted cash—escrow accounts	(1,224)	—
Depreciation and amortization	902	1,101
Decrease in other assets	85	113
Decrease in other liabilities	(419)	(3,935)
Realized loss on investments	27,627	2,267
Net change in unrealized (appreciation) depreciation on investments	(6,683)	97
Loss on extinguishment of debt	863	58

Net cash provided by operating activities	41,366	2,161

Cash flows from financing activities
Payments on borrowings	(25,402)	(23,014)
Proceeds from borrowings	5,000	—
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	(20,426)	10,535
Restricted cash	8,666	12,194
Payment of financing costs	(1,701)	(1,500)
Distributions paid	(10,735)	—
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(1,167)	—

Net cash used in financing activities	(45,765)	(1,785)

Net (decrease) increase in cash and cash equivalents	(4,399)	376

Cash and cash equivalents
Beginning balance	44,970	54,187

Ending balance	$40,571	$54,563

Supplemental disclosure of cash flow information
Interest paid	$3,952	$3,049
Income taxes (refunded) paid	(103)	188
Paid-in-kind interest collected	5,780	405
Dividend income collected	4,183	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2011 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14)(1)(13)	$15,372	$15,310	$15,310
		Preferred Units (10.8%, 17,100 units)(1)(13)		23,762	35,657
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks Holdings, Inc.(6)	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	36,278
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	41,869
		Series B Preferred Stock (12.0%, 1,282 shares)		100	533
		Class A Common Stock (4,731,031 shares)		—	—
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (4.3%, Due 12/16)(1)	23,720	21,248	21,607
		Subordinated Debt (14.0%, Due 12/16)(1)(7)	10,812	6,976	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,297	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—
Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	10,000	9,974	7,470
		Series A Preferred Units (10.0%, 86,000 units)		9,095	—
		Series B Preferred Units (10.0%, 30,000 units)		3,000	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt A (9.3%, Due 12/15)(1)	14,522	14,468	14,468
		Senior Debt B (7.3%, Due 3/16)(1)(7)	22,982	19,365	19,143
		Senior Debt C (2.5%, Due 6/16)(7)	2,000	2,000	—
		Senior Debt D (2.5%, Due 9/16)(7)	28,653	21,560	—
		Series B Preferred Stock (8.0%, 10,000 shares)		10,000	—
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—
MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		1	—

NPS Holding Group, LLC(2)(5)(6)	Business	Senior Debt A1 (6.3%, Due 6/13)(1)(7)	5,201	3,966	3,550
	Services	Senior Debt A2 (6.3%, Due 6/13)(1)(7)	2,069	1,905	—
		Senior Debt A3 (6.3%, Due 6/13)(1)(7)	7,872	6,228	—
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Units (36,500 units)		—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	14,805	14,772	14,772
		Preferred LLC Interest (10.0%, 120,000 units)		14,486	14,537
PremierGarage Holdings, LLC(2)(6)	Home Furnishings	Senior Debt (8.0%, Due 12/10-9/11)(1)(7)	11,006	9,438	3,075
		Preferred LLC Units (400 units)		400	—
		Common LLC Units (79,935 units)		4,971	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (7.5%, Due 3/16)(1)	8,500	8,500	8,500
		Subordinated Debt (15.0%, Due 9/16)(1)	10,450	10,439	10,439
		Preferred LLC Interest (19.7%, 70,000 units)		8,518	12,466
Total Sleep Holdings, Inc.(2)(6)	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	13,305	11,780	—
		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—

Total Control Investments (represents 27.2% of total investments at fair value)				492,831	259,674

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2011 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.6%, Due 1/14)(1)	$5,332	$5,311	$5,311
		Subordinated Debt (16.0%, Due 1/14)(1)	5,416	5,375	5,286
		Series A Preferred Stock (20.0%, 49 shares)		312	94
		Series B Preferred Stock (1,000 shares)		—	414
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—
Cherry Hill Holdings, Inc.	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		963	1,553
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (14.0%, Due 3/16)(1)	7,795	7,122	7,122
		Series A Preferred Stock (10.0%, 2,292 shares)(1)		2,285	2,256
		Common Stock (4,751 shares)(1)		472	308
Stratford School Holdings, Inc.(2)	Education	Senior Debt (7.5%, Due 12/15)(1)	19,000	18,892	18,892
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		33	8,585
		Warrants to purchase Common Stock (expire 5/15)(1)		—	2,842
Velocity Technology Enterprises, Inc.(2)(6)	Business Services	Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 5.7% of total investments at fair value)				43,137	54,163

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2011 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Non-Affiliate Investments (less than 5% owned):
Active Brands International, Inc.(2)(6)	Consumer Products	Subordinated Debt (17.0%, Due 9/12)(1)(7)	$18,834	$12,053	$—
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (7.3%, Due 12/12)(1)	4,780	4,771	4,771
		Subordinated Debt (10.0%, Due 12/12)(1)	2,373	2,346	2,314
		Warrants to purchase Common Stock (expire 11/15)		—	78
Bentley Systems, Incorporated	Information Services	Senior Debt (5.8%, Due 12/16)(1)	9,975	9,877	9,975
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (9.5%, Due 12/15)(1)	19,444	19,240	19,240
Coastal Sunbelt Holding, Inc.(2)	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	21,211	21,026	21,026
		Subordinated Debt (16.0%, Due 8/15)(1)	8,948	8,863	9,042
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,257	2,252	2,252
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	2,445
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.9%, Due 6/13)(1)	7,809	7,653	7,105
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (13.1%, Due 12/13)(1)(8)	25,122	22,866	18,900
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	578	513
Data Based Systems International, Inc.	Business Services	Subordinated Debt (14.0%, Due 8/16)(1)	9,034	8,837	8,837
Equibrand Holding Corporation(2)(14)	Leisure Activities	Senior Debt (9.5%, Due 6/11)(1) Subordinated Debt (17.0%, Due 12/11)(1)	4,244 10,268	4,239 10,243	4,239 10,243
Focus Brands Inc.	Restaurants	Senior Debt (5.3%, Due 11/16)(1)	10,827	10,827	10,915
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (9.8%, Due 5/14)(1)	17,500	17,095	16,977
		Series A Preferred Shares (14.0%, 5,000,000 shares)		7,915	7,915
		Class C Shares (621,907 shares)		529	164
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,046	2,639
Goodman Global, Inc.	Manufacturing	Senior Debt (5.8%, Due 10/16)(1)	2,985	2,985	3,002
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (12.9%, Due 12/13)(1)	25,623	25,485	25,485
		Series B Preferred Units (12.5%, 4,213,333 units)		4,824	5,272
Haws Corporation	Manufacturing	Senior Debt (10.5%, Due 12/15)(1)	17,500	17,286	17,286
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,534	6,534
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(10)		423	26,677
Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)		2,185	21
LMS INTELLIBOUND, INC.(2)	Logistics	Senior Debt (8.7%, Due 3/14–6/14)(1)	15,530	15,360	15,360
		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,887	7,027
Mailsouth, Inc.	Publishing	Senior Debt (6.8%, Due 12/16)(1)	5,000	4,928	5,024
Massage Envy, LLC	Leisure Activities	Senior Debt (11.0%, Due 12/14)(1)	10,054	9,866	10,042
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)		1,619	1,748
		Class A Common Units (1,250,000 units)		—	563
Metropolitan Telecommunications Holding Company(2)	Communications- CLEC	Senior Debt (8.0%, Due 3/14-12/16)(1)	26,770	26,571	26,571
Miles Media Group, LLC(2)	Business Services	Senior Debt (12.5%, Due 6/16)(1)	17,238	16,891	16,740
		Warrants to purchase Class A Units (expire 3/21) (1)		123	215
MLM Holdings, Inc.	Information Services	Senior Debt (7.0%, Due 12/16)(1)	14,428	14,221	14,463
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (13.8%, Due 9/14)(1)	30,017	29,833	29,833
		Series A Preferred Units (516,691 units)		718	—
		Series B Convertible Preferred Units (165,003 units)		143	342
		Class A Common Units (1,000,000 units)		333	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2011 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (3.3%, Due 7/14)(1)	3,014	2,846	2,865
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (7.5%, Due 4/16)(1)	4,962	5,019	5,017
Philadelphia Media Network, Inc.(6)	Newspaper	Class A Common Stock (1,000 shares)		5,070	45
Provo Craft & Novelty Inc.(12)	Leisure Activities	Senior Debt (8.3%, Due 3/16)(1)	8,077	7,855	6,704
Qualawash Holdings LLC	Repair Services	Subordinated Debt (12.0%, Due 1/16)(1)	20,000	19,809	19,809
Restaurant Technologies, Inc.	Food Services	Senior Debt (17.6%, Due 2/12)(1)	43,493	43,389	43,389
		Common Stock (47,512 shares)		352	175
		Warrants to purchase Common Stock (expire 6/14)		—	2,019
Rural/Metro Operating Company, LLC	Healthcare	Senior Debt (6.2%, Due 11/16) (1)	5,985	5,988	6,037
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (14.0%, Due 8/11-8/14)(1)	27,305	26,506	26,611
Savvis Communications Corporation	Business Services	Senior Debt (6.8%, Due 8/16)(1)	9,950	10,001	10,029
SC Academy Holdings, Inc.	Education	Subordinated Debt (12.0%, Due 7/16)(1)	13,500	13,381	13,556
Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt (14.3%, Due 1/16)(1)	10,215	10,132	10,336
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (9.0%, Due 5/15)(1)	11,163	11,029	11,029
Softlayer Technologies, Inc.	Business Services	Senior Debt (7.3%, Due 11/16)(1)	13,964	13,802	14,098
Summit Business Media Intermediate Holding Company, LLC(6)(11)	Information Services	Subordinated Debt (11.0%, Due 7/14)(1)(7)	7,158	5,996	296
Sunshine Media Group, Inc.(2)(6)	Publishing	Warrants to purchase Common Stock (expire 1/21)		—	—
Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (7.3%, Due 10/12)(1)	20,000	19,932	19,883
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (6.0%, Due 12/16)(1)	9,875	9,748	9,935
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (10.8%, Due 6/14)(1)	12,500	12,500	12,587
The Telx Group, Inc.	Business Services	Senior Debt (6.5%, Due 6/15)(1)	13,895	13,381	13,918
Virtual Radiologic Corp.	Healthcare	Senior Debt (7.8%, Due 12/16)(1)	9,975	9,831	9,951
VOX Communications Group Holdings, LLC(2)(6)	Broadcasting	Senior Debt (13.5%, Due 3/09-4/11)(1)(7)	11,776	10,374	6,143
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,537	1,414	—
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (5.3%, Due 2/14)(1)	3,840	3,846	3,847
Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (11.7%, Due 4/12-4/13)(1)	19,333	19,134	19,329
		Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 67.1% of total investments at fair value)				647,648	640,512

Total Investments				$1,183,616	$954,349

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

March 31, 2011 (unaudited)

(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value(a)
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	13.0%	08/11	$12,500	$—	$(128)
	Interest Rate Swap—Pay Fixed/Receive Floating	9.0%	08/11	8,681	—	(88)

Total Interest Rate Swaps				$21,181	$—	$(216)

(a)	We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14)(1) (13)	$15,182	$15,115	$15,115
		Preferred Units (10.8%, 17,100 units)(1) (13)		23,151	35,371
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks Holdings, Inc.(6)	Communications- CLEC	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	47,477
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	54,794
		Series B Preferred Stock (12.0%, 1,282 shares)		100	698
		Class A Common Stock (4,731,031 shares)		—	—
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (4.3%, Due 12/16)(1)	23,720	21,240	21,656
		Subordinated Debt (14.0%, Due 12/16)(1)(7)	10,446	6,975	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,248	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—
Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,200	9,164	7,430
		Series A Preferred Units (10.0%, 86,000 units)		9,095	—
		Series B Preferred Units (10.0%, 30,000 units)		3,000	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt (13.3%, Due 12/12)(1)	14,052	13,990	13,990
		Subordinated Debt A (15.2%, Due 3/13)(1)(7)	22,038	19,365	7,143
		Subordinated Debt B (17.0%, Due 3/13)(1)(7)	27,485	21,560	—
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—
MTP Holding, LLC(6)	Communications- Other	Common LLC Interest (79,171 units)		1	—
NPS Holding Group, LLC(2)(5)(6)	Business Services	Senior Debt A1 (6.0%, Due 6/13)(1)(7)	4,702	3,470	3,348
		Senior Debt A2 (6.0%, Due 6/13)(1)(7)	2,070	1,905	—
		Senior Debt A3 (6.0%, Due 6/13)(1)(7)	7,872	6,228	—
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Units (36,500 units)		—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	14,915	14,874	14,874
		Preferred LLC Interest (10.0%, 120,000 units)		14,138	13,515
PremierGarage Holdings, LLC(2)(6)	Home Furnishings	Senior Debt (8.0%, Due 12/10-9/11)(1)(7)	10,441	8,998	5,916
		Preferred LLC Units (400 units)		400	—
		Common LLC Units (79,935 units)		4,971	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (7.0%, Due 10/11)(1)	8,500	8,500	8,500
		Subordinated Debt (15.0%, Due 12/12)(1)	10,372	10,357	10,357
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	7,219
Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	23,662	23,603	23,603
		Preferred Units (8.0%, 125,400 units)		16,495	19,283
Total Sleep Holdings, Inc.(2)(6)	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	13,044	11,780	—
		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—

Total Control Investments (represents 30.7% of total investments at fair value)				517,167	310,289

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value

Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.6%, Due 10/11)(1)	$5,355	$5,322	$5,322
		Subordinated Debt (16.0%, Due 4/12)(1)	5,336	5,285	5,274
		Series A Preferred Stock (20.0%, 49 shares)		297	104
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—
Cherry Hill Holdings, Inc.	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		945	1,076
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (14.0%, Due 3/16)(1)	7,756	7,074	7,074
		Series A Preferred Stock (10.0%, 1,987 shares)(1)		1,983	1,983
		Common Stock (4,135 shares)(1)		410	410
Stratford School Holdings, Inc.(2)	Education	Senior Debt (7.5%, Due 12/15)(1)	19,000	18,885	18,885
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		3	8,534
		Warrants to purchase Common Stock (expire 5/15)(1)		—	2,910
Sunshine Media Delaware, LLC(2)(6)	Publishing	Common Stock (145 shares)		581	116
		Class A LLC Interest (8.0%, 563,808 units)		564	112
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—
Velocity Technology Enterprises, Inc.(2)(6)	Business Services	Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 5.3% of total investments at fair value)				43,721	53,300

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International,	Consumer	Senior Debt (10.4%, Due 6/12)(1)(7)	$29,263	$26,328	$1,939
Inc.(2)(6)	Products	Subordinated Debt (17.0%, Due 9/12)(1)(7)	18,066	12,053	—
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—
Allen’s T.V. Cable Service,	Cable	Senior Debt (7.3%, Due 12/12)(1)	5,080	5,069	5,069
Inc.		Subordinated Debt (10.0%, Due 12/12)(1)	2,415	2,384	2,343
		Warrants to purchase Common Stock (expire 11/15)		—	47
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (9.5%, Due 12/15)(1)	29,250	28,935	28,935
Coastal Sunbelt Holding,	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	21,411	21,239	21,239
Inc.(2)		Subordinated Debt (16.0%, Due 8/15)(1)	8,859	8,795	8,795
Coastal Sunbelt Real Estate,	Real Estate	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,257	2,251	2,251
Inc.	Investments	Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	2,318
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.9%, Due 06/13)(1)	7,690	7,531	6,889
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (13.0%, Due 12/13)(1)(8)	24,630	22,855	17,365
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	583	518
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	3,387	3,343	3,343
Equibrand Holding	Leisure Activities	Senior Debt (9.5%, Due 6/11)(1)	4,244	4,234	4,234
Corporation(2)		Subordinated Debt (17.0%, Due 12/11)(1)	10,142	10,109	10,109
Focus Brands Inc.	Restaurants	Senior Debt (7.3%, Due 11/16)(1)	11,018	11,047	11,150
G&L Investment Holdings,	Insurance	Subordinated Debt (9.8%, Due 5/14)(1)	17,500	17,129	17,129
LLC(2)		Series A Preferred Shares (14.0%, 5,000,000 shares)		7,651	7,651
		Class C Shares (621,907 shares)		529	213
Golden Knight II CLO, Ltd.(6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,038	2,395
Goodman Global, Inc.	Business Services	Senior Debt (5.8%, Due 10/16)(1)	2,993	2,993	3,013
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (12.9%, Due 12/13)(1)	26,130	25,980	25,980
		Series B Preferred Units (12.5%, 4,213,333 units)		4,679	5,052
Haws Corporation	Manufacturing	Senior Debt (10.5%, Due 12/15)(1)	22,500	22,230	22,230
Interactive Data Corporation	Diversified Financial Services	Senior Debt (6.8%, Due 01/17) (1)	9,950	10,040	10,094
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,431	6,431
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(10)		423	27,798
Knology Inc.	Cable	Senior Debt (5.5%, Due 10/16)(1)	6,090	6,098	6,133
Lambeau Telecom Company, LLC(6)	Communications-CLEC	Senior Debt (12.0%, Due 2/13)(7)	1,067	1,002	675
Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)		2,185	17
LMS INTELLIBOUND,	Logistics	Senior Debt (8.7%, Due 3/14–6/14)(1)	16,320	16,114	16,114
INC.(2)		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,879	6,879
Mailsouth, Inc.	Publishing	Senior Debt (7.0%, Due 12/16)	5,000	4,925	4,950
Massage Envy, LLC	Leisure Activities	Senior Debt (11.0%, Due 12/14)(1)	10,222	10,023	10,023
Maverick Healthcare Equity,	Healthcare	Subordinated Debt (16.0%, Due 4/14)(1)	13,357	13,223	13,223
LLC		Preferred Units (10.0%, 1,250,000 units)		1,580	1,710
		Class A Common Units (1,250,000 units)		—	271

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Metropolitan Telecommunications Holding Company(2)	Communications- CLEC	Senior Debt (8.0%, Due 3/14-12/16)(1)	$27,770	$27,534	$27,534
Miles Media Group, LLC(2)	Business Services	Senior Debt (12.5%, Due 6/13)(1)	16,238	16,049	16,049
MLM Holdings, Inc.	Information Services	Senior Debt (7.0%, Due 12/16)(1)	14,464	14,248	14,301
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (14.8%, Due 9/14)(1)	30,132	29,928	29,928
		Series A Preferred Units (516,691 units)		718	125
		Series B Convertible Preferred Units (165,003 units)		142	356
		Class A Common Units (1,000,000 units)		333	—
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (3.3%, Due 07/14)(1)	3,140	2,960	2,949
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (7.5%, Due 04/16)(1)	4,975	5,034	5,043
Philadelphia Media Network, Inc.(6)	Newspaper	Class A Common Stock (1,000 shares)		5,070	48
Provo Craft & Novelty Inc.	Leisure Activities	Senior Debt (8.0%, Due 3/16)(1)	8,077	7,841	7,850
Restaurant Technologies, Inc.	Food Services	Senior Debt (17.6%, Due 2/12)(1)	42,742	42,607	42,607
		Common Stock (47,512 shares)		353	81
		Warrants to purchase Common Stock (expire 6/14)		—	685
Rural/Metro Operating Company, LLC	Healthcare	Senior Debt (6.0%, Due 11/16) (1)	4,000	3,980	4,046
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (14.0%, Due 8/11)(1)	27,169	26,360	26,183
Savvis Communications Corporation	Business Services	Senior Debt (6.8%, Due 08/16)(1)	9,975	10,029	10,148
SC Academy Holdings, Inc.	Education	Subordinated Debt (12.0%, Due 7/16)(1)	13,500	13,375	13,375
Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt (14.3%, Due 1/16)(1)	10,158	10,070	10,070
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (9.0%, Due 5/15)(1)	11,025	10,882	10,706
Softlayer Technologies, Inc.	Business Services	Senior Debt (7.8%, Due 11/16)(1)	14,000	13,830	14,003
Summit Business Media Intermediate Holding Company, LLC(6)(11)	Information Services	Subordinated Debt (11.0%, Due 7/14)(1)(7)	7,158	5,996	296
Teleguam Holdings, LLC(2)	Communications-Other	Subordinated Debt (7.3%, Due 10/12)(1)	20,000	19,921	19,729
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	10
The Gavilon Group, LLC	Agriculture	Senior Debt (6.0%, Due 12/16)(1)	8,500	8,373	8,418
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (10.8%, Due 6/14)(1)	12,500	12,500	12,500
The SI Organization, Inc.	Defense	Senior Debt (5.8%, Due 11/16)(1)	3,000	3,000	3,030
The Telx Group, Inc.	Business Services	Senior Debt (8.0%, Due 6/15)(1)	13,930	13,680	13,860
Visant Corporation	Consumer Products	Senior Debt (7.0%, Due 12/16)(1)	6,983	6,849	7,077
VOX Communications Group Holdings, LLC(2)(6)	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,717	10,388	6,157
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,459	1,414	—
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (5.3%, Due 2/14)(1)	3,850	3,856	3,807
Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (11.6%, Due 4/12-4/13)(1)	19,533	19,328	19,522
		Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 64.0% of total investments at fair value)				684,785	646,116

Total Investments				$1,245,673	$1,009,705

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

(1)

Some or all of this security is held by our SBIC subsidiary or one of our other financing subsidiaries and may have been pledged as collateral in connection therewith. See Note 5—Borrowings to the Condensed Consolidated Financial Statements.

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

(11)	On January 25, 2011, Summit Business Media Intermediate Holding Company, LLC filed for Chapter 11 bankruptcy protection.
(12)	On March 30, 2011, a trade confirmation was signed to sell all of our investment in Provo Craft & Novelty Inc. This trade settled on April 8, 2011.
(13)	In April 2011, Avenue Broadband, LLC repaid our debt and equity investment.
(14)	In May 2011, Equibrand Holding Corporation repaid our senior and subordinated debt investments.

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

Small Business Investment Subsidiaries—We own Solutions Capital I, L.P., a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, which operates as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. We also own Solutions Capital II, L.P., which is in the process of submitting a license application to the SBA. MCG is also the sole member of Solutions Capital G.P., LLC, which acts as the general partner of Solutions Capital I, L.P. and Solutions Capital II, L.P.

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

The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital I, L.P.; Solutions Capital II, L.P.; Solutions Capital G.P., LLC; and MCG’s special-purpose financing subsidiaries: MCG Finance V, LLC and MCG Finance VII, LLC.

BASIS OF PRESENTATION AND USE OF ESTIMATES

These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of March 31, 2011 through the date these financial statements were issued.

Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Condensed Consolidated Financial Statements and accompanying notes. Although we believe the estimates and assumptions used in preparing these Condensed Consolidated Financial Statements and related notes are reasonable, actual results could differ materially.

Interim results are not necessarily indicative of results for a full year. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-02—A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, or ASU 2011-02. This standard amends previous guidance provided in Accounting Standards Codification 310-40—Receivables—Troubled Debt Restructurings by Creditors. ASU 2011-02 provides additional guidance and criteria on how companies should determine whether a restructuring or refinancing of an existing financial receivable represents a troubled debt restructuring. Companies must assess whether the restructuring or refinancing of an existing financial receivable is a troubled debt restructuring in order to determine how to account for the remaining unamortized portion of certain fees, such as origination fees, associated with the original debt investment. ASU 2011-02 is effective for the first interim period beginning on or after June 15, 2011. We expect to adopt ASU 2011-02 by the quarter ending September 30, 2011. We do not believe that our adoption of this update will have a material impact on our financial position or results of operations.

NOTE 2—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments
Senior secured debt	$592,013	50.0%	$597,046	47.9%
Subordinated debt
Secured	217,810	18.4	266,333	21.4
Unsecured	15,130	1.3	15,067	1.2

Total debt investments	824,953	69.7	878,446	70.5

Equity investments
Preferred equity	341,744	28.9	345,960	27.8
Common/common equivalents equity	16,919	1.4	21,267	1.7

Total equity investments	358,663	30.3	367,227	29.5

Total investments	$1,183,616	100.0%	$1,245,673	100.0%

The following table summarizes the composition of our investment portfolio at fair value:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$547,280	57.4%	$555,667	55.0%
Subordinated debt
Secured	177,628	18.6	190,309	18.9
Unsecured	12,588	1.3	12,321	1.2

Total debt investments	737,496	77.3	758,297	75.1

Equity investments
Preferred equity	183,735	19.2	218,690	21.7
Common/common equivalents equity	33,118	3.5	32,718	3.2

Total equity investments	216,853	22.7	251,408	24.9

Total investments	$954,349	100.0%	$1,009,705	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 17.6%, a portion of which may be deferred. As of March 31, 2011, approximately 79.4% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 20.6% of the fair value of our loan portfolio was at fixed rates. As of March 31, 2011, approximately 61.3% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 2.25% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the cost of loans more than 90 days past due and loans on non-accrual status:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$16,370	1.98%	$10,388	1.18%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$16,370	1.98%	$10,388	1.18%

Loans on non-accrual status
0 to 90 days past due	$98,595	11.95%	$128,989	14.69%
Greater than 90 days past due	16,370	1.98	10,388	1.18

Total loans on non-accrual status	$114,965	13.93%	$139,377	15.87%

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$6,439	0.87%	$6,157	0.81%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$6,439	0.87%	$6,157	0.81%

Loans on non-accrual status
0 to 90 days past due	$26,281	3.56%	$19,835	2.62%
Greater than 90 days past due	6,439	0.87	6,157	0.81

Total loans on non-accrual status	$32,720	4.43%	$25,992	3.43%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2010 through March 31, 2011:

	Three months ended March 31, 2011
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2010	$139,377	$25,992
Advances to companies on non-accrual status	2,940	—
Payments received on loans on non-accrual status	(2,771)	(2,771)
Change in unrealized gain (loss) on non-accrual loans	—	34,080
Realized loss on non-accrual loans	(24,581)	(24,581)

Total change in non-accrual loans	(24,412)	6,728

Non-accrual loan balance as of March 31, 2011	$114,965	$32,720

The following table summarizes our investment portfolio by industry at cost:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Telecommunications—CLEC (competitive local exchange carriers)	$186,150	15.7%	$188,115	15.1%
Communications—other	19,933	1.7	19,922	1.6
Business services	116,878	9.9	106,717	8.6
Cable	75,447	6.4	80,829	6.5
Healthcare	113,258	9.6	114,476	9.2
Food services	73,630	6.2	72,994	5.9
Broadcasting	76,589	6.5	76,448	6.1
Plastic products	113,907	9.6	101,429	8.1
Education	32,306	2.7	32,263	2.6
Manufacturing	39,511	3.3	54,158	4.3
Technology	8,055	0.7	7,952	0.6
Leisure activities	32,203	2.7	32,207	2.6
Electronics	31,027	2.6	31,121	2.5
Logistics	27,266	2.3	28,027	2.3
Insurance	25,539	2.2	25,309	2.0
Information services	30,094	2.5	23,587	1.9
Publishing	28,294	2.4	29,425	2.4
Repair services	19,809	1.7	—	—
Auto parts	17,785	1.5	17,601	1.4
Home furnishings	29,442	2.5	28,913	2.3
Entertainment	11,992	1.0	11,827	0.9
Restaurants	10,827	0.9	11,047	0.9
Agriculture	9,748	0.8	8,373	0.7
Other media	22,069	1.9	21,259	1.7
Diversified financial services	3,046	0.3	13,078	1.1
Consumer products	12,053	1.0	48,617	3.9
Sporting goods	—	—	40,098	3.2
Other(a)	16,758	1.4	19,881	1.6

Total	$1,183,616	100.0%	$1,245,673	100.0%

(a)	No individual industry within this category exceeds 1%.

The following table summarizes our investment portfolio by industry at fair value:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC	$105,251	11.0%	$131,178	13.0%
Communications—other	19,883	2.1	19,729	1.9
Business services	97,902	10.3	87,897	8.7
Cable	87,439	9.2	92,467	9.2
Healthcare	80,461	8.4	76,358	7.6
Food services	75,651	7.9	73,407	7.3
Broadcasting	54,361	5.7	53,996	5.3
Plastic products	46,198	4.8	33,633	3.3
Education	43,875	4.6	43,704	4.3
Manufacturing	39,528	4.1	54,178	5.4
Technology	34,309	3.6	35,327	3.5
Leisure activities	31,228	3.3	32,216	3.2
Electronics	30,175	3.2	30,409	3.0
Logistics	27,404	2.9	28,036	2.8
Insurance	25,056	2.6	24,993	2.5
Information services	24,734	2.6	17,940	1.8
Publishing	23,924	2.5	22,543	2.2
Repair services	19,809	2.1	—	—
Auto parts	17,441	1.8	16,959	1.7
Home furnishings	14,714	1.5	17,151	1.7
Entertainment	12,582	1.3	11,782	1.2
Restaurants	10,915	1.2	11,150	1.1
Agriculture	9,935	1.0	8,418	0.8
Other media	7,470	0.8	7,430	0.7
Diversified financial services	2,639	0.3	12,489	1.2
Consumer products	—	—	9,016	0.9
Sporting goods	—	—	42,886	4.2
Other(a)	11,465	1.2	14,413	1.5

Total	$954,349	100.0%	$1,009,705	100.0%

(a)	No individual industry within this category exceeds 1%.

We manage our interest rate exposure and financing facility requirements on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities, and from time to time, may enter into interest rate swaps. We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets. We do not designate any of our interest rate swaps as hedges for accounting purposes. Each quarter, we settle these interest rates swaps for cash. During each of the three months ended March 31, 2011 and 2010, we reported changes in the fair value of these interest rate swaps in net unrealized appreciation (depreciation) on investments on our Consolidated Statements of Operations.

As of each of March 31, 2011 and December 31, 2010, the notional amount of our interest rate swaps was $21.2 million, and the fair value of these interest rate swaps included in our liabilities was $0.2 million and $0.3 million, respectively. The following table summarizes our existing interest rate swaps with SunTrust Bank, as the counterparty, for which we pay fixed interest rates and receive floating interest rates as of March 31, 2011 and December 31, 2010:

(dollars in thousands)			As of March 31, 2011			As of December 31, 2010
Date		Interest			Fair			Fair
Entered	Expiration	Rate	Notional	Cost	Value	Notional	Cost	Value
03/09	08/11	13.0%	$12,500	$—	$(128)	$12,500	$—	$(183)
03/09	08/11	9.0%	8,681	—	(88)	8,681	—	(127)

Total			$21,181	$—	$(216)	$21,181	$—	$(310)

The following table summarizes the realized and unrealized gains and losses that we recorded on these interest rate swaps for the three months ended March 31, 2011 and 2010:

(in thousands)	Realized Loss	Unrealized Depreciation	Reversal of Unrealized Depreciation	Net Loss
Three months ended March 31:
2011	$(106)	$(12)	$106	$(12)
2010	(308)	(221)	308	(221)

NOTE 3—FAIR VALUE MEASUREMENT

We account for our investments in portfolio companies under Accounting Standard Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

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

We categorize a financial instrument in the fair value hierarchy based on the lowest level of input that is significant to its fair value measurement. In the event that transfers between these levels were to occur in the future, we would recognize those transfers as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with unique contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous unique inputs, including the historical and forecasted financial and operational performance of the portfolio company, projected cash flows, market multiples, comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs too numerous to list quantitatively herein.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheets by ASC 820 hierarchy:

	As of March 31, 2011
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
ASSETS
Non-affiliate investments
Senior secured debt	$125,780	$304,712	$430,492
Subordinated secured debt	—	139,471	139,471
Unsecured subordinated debt	—	12,588	12,588
Preferred equity	2,639	25,354	27,993
Common/common equivalents	—	29,968	29,968

Total non-affiliate investments	128,419	512,093	640,512

Affiliate investments
Senior secured debt	—	24,203	24,203
Subordinated secured debt	—	12,408	12,408
Preferred equity	—	14,402	14,402
Common/common equivalents	—	3,150	3,150

Total affiliate investments	—	54,163	54,163

Control investments
Senior secured debt	—	92,585	92,585
Subordinated secured debt	—	25,749	25,749
Preferred equity	—	141,340	141,340

Total control investments	—	259,674	259,674

Total assets at fair value	$128,419	$825,930	$954,349

LIABILITIES
Interest rate swaps(a)	$(216)	$—	$(216)

Total liabilities at fair value	$(216)	$—	$(216)

(a)

Represents interest rate swaps on loans used as collateral on a securitized borrowing facility. The fair values of the interest rate swaps are included in other liabilities on our Consolidated Balance Sheets. See Note 2—Investment Portfolio for additional information about these interest rate swaps.

As of March 31, 2011, we had no investments that had quoted market prices in active markets, which we would categorize as Level 1 investments under ASC 820.

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

•

Majority-Owned Control Investments—Majority-owned control investments comprise 26.9% of our investment portfolio as of March 31, 2011. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority-owned investments comprise 0.3% of our investment portfolio as of March 31, 2011. For our non-majority-owned equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority owned control debt investments, we estimate fair value using the market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 72.8% of our investment portfolio as of March 31, 2011. Quoted prices are not available for 81.5% of our non-control investments as of March 31, 2011. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2011, these securities represented 13.5% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm, considered new investments made or used market quotes for 99.7% of the fair value of our investment portfolio as of March 31, 2011.

	March 31, 2011
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuations/reviews, recent transactions or market quotes
Independent valuation/review prepared
First quarter 2011	$160,644	$81,216	$241,860	21.8%	37.4%	25.3%
Fourth quarter 2010	147,844	74,317	222,161	20.0	34.3	23.3
Third quarter 2010	125,903	13,343	139,246	17.1	6.2	14.6
Second quarter 2010	75,356	5,487	80,843	10.2	2.5	8.5

Total independent valuations/reviews	509,747	174,363	684,110	69.1	80.4	71.7

Fair value from
Market quotes (Level 2)	125,780	2,639	128,419	17.0	1.2	13.5
Pending sales of investments or letters of intent	15,310	35,657	50,967	2.1	16.4	5.3

Fair value from market quotes and pending sales	141,090	38,296	179,386	19.1	17.6	18.8

New investments made during the 12 months ended March 31, 2011	85,850	2,564	88,414	11.7	1.2	9.2

Total portfolio evaluated	736,687	215,223	951,910	99.9	99.2	99.7
Not evaluated during the 12 months ended March 31, 2011	809	1,630	2,439	0.1	0.8	0.3

Total investment portfolio	$737,496	$216,853	$954,349	100.0%	100.0%	100.0%

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

Changes in Level 3 Fair Value Measurements

We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During each of the three months ended March 31, 2011 and 2010, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three-month period ended March 31, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2010
Senior secured debt	$325,874	$24,207	$75,714	$425,795
Subordinated secured debt	121,743	12,348	56,218	190,309
Unsecured subordinated debt	12,321	—	—	12,321
Preferred equity	24,741	13,197	178,357	216,295
Common/common equivalents equity	29,170	3,548	—	32,718

Total fair value December 31, 2010	513,849	53,300	310,289	877,438

Realized/unrealized gain (loss)
Senior secured debt	717	—	(28,183)	(27,466)
Subordinated secured debt	2,137	(77)	33,783	35,843
Unsecured subordinated debt	205	—	—	205
Preferred equity	63	839	(30,671)	(29,769)
Common/common equivalents equity	692	(232)	—	460

Total realized/unrealized gain (loss)	3,814	530	(25,071)	(20,727)

Purchases
Senior secured debt	—	—	10,000	10,000
Common/common equivalents equity	123	—	—	123

Total purchases	123	—	10,000	10,123

Issuances
Senior secured debt	2,993	469	35,168	38,630
Subordinated secured debt	29,106	137	887	30,130
Unsecured subordinated debt	62	—	—	62
Preferred equity	550	366	11,584	12,500
Common/common equivalents equity	—	62	—	62

Total issuances	32,711	1,034	47,639	81,384

Settlements
Senior secured debt	(14,666)	(473)	(114)	(15,253)
Subordinated secured debt	(13,515)	—	(65,139)	(78,654)
Preferred equity	—	—	(5,390)	(5,390)
Common/common equivalents equity	(17)	(228)	—	(245)

Total settlements	(28,198)	(701)	(70,643)	(99,542)

Sales
Senior secured debt	(10,206)	—	—	(10,206)
Preferred equity	—	—	(12,540)	(12,540)

Total sales	(10,206)	—	(12,540)	(22,746)

Fair value as of March 31, 2011
Senior secured debt	304,712	24,203	92,585	421,500
Subordinated secured debt	139,471	12,408	25,749	177,628
Unsecured subordinated debt	12,588	—	—	12,588
Preferred equity	25,354	14,402	141,340	181,096
Common/common equivalents equity	29,968	3,150	—	33,118

Total fair value as of March 31, 2011	$512,093	$54,163	$259,674	$825,930

The following table provides a reconciliation of fair value changes during the three-month period ended March 31, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.

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

Unrealized (Depreciation) Appreciation of Level 3 Investments

The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010.

	Three months ended March 31, 2011				Three months ended March 31, 2010
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$25,298	$—	$(28,183)	$(2,885)	$(609)	$286	$342	$19
Subordinated secured debt	2,137	(77)	33,783	35,843	2	164	(8,721)	(8,555)
Unsecured subordinated debt	205	—	—	205	2	—	—	2
Preferred equity	63	1,756	(31,878)	(30,059)	(542)	631	2,187	2,276
Common/common equivalents equity	4,062	(232)	—	3,830	3,359	118	77	3,554

Total change in unrealized appreciation (depreciation) on Level 3 investments	$31,765	$1,447	$(26,278)	$6,934	$2,212	$1,199	$(6,115)	$(2,704)

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK

As of March 31, 2011, approximately 13.1% of the fair value of our investment portfolio was composed of investments in the communications industry. The 13.1% included 11.0% invested in CLECs and 2.1% invested in other communications companies, including an incumbent local exchange carrier and a telecommunications tower company. As of December 31, 2010, approximately 14.9% of the fair value of our investment portfolio was composed of investments in the communications industry, including 13.0% invested in CLECs and 1.9% invested in other communications companies. For the three months ended March 31, 2011 and 2010, our portfolio companies in the communications industry contributed $1.0 million, or 3.9%, and $1.0 million, or 4.5%, respectively, of our total revenues.

Our investment in Broadview Networks Holdings, Inc., or Broadview, a CLEC that we control, represents our single largest investment. As of March 31, 2011 and December 31, 2010, the fair value of our investment in Broadview represented $78.7 million and $103.0 million, or 8.2% and 10.2%, respectively, of the fair value of our investment portfolio. We did not accrete any dividends with respect to our investment in Broadview during the three months ended March 31, 2011 or 2010, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for our portion of this investment.

In addition to the communications industry, we have concentrations in the business services, cable, healthcare and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the three months ended
	March 31, 2011		December 31, 2010		March 31, 2011		March 31, 2010
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Communications	$125,134	13.1%	$150,907	14.9%	$951	3.9%	$969	4.5%
Business services	97,902	10.3	87,897	8.7	2,168	8.9	858	3.9
Cable	87,439	9.2	92,467	9.2	2,050	8.4	2,722	12.5
Healthcare	80,461	8.4	76,358	7.6	2,630	10.8	2,599	12.0
Food services	75,651	7.9	73,407	7.3	2,770	11.4	2,650	12.2

NOTE 5—BORROWINGS

As of March 31, 2011, we reported $527.3 million of borrowings on our Consolidated Balance Sheets at cost. We estimate that the fair value of these borrowings as of March 31, 2011 was approximately $499.3 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the facility amounts and amounts outstanding and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		March 31, 2011		December 31, 2010
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$—	$—	$17,434	$17,434
Series 2007-A	October 2012	8,717	8,717	8,717	8,717

Commercial Loan Funding Trust
Variable Funding Note	January 2014 (a)	150,000	93,146	150,000	100,251

Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	5,000	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	29,880

SBIC (Maximum borrowing potential)(d)	(e)	150,000	108,600	130,000	108,600

Total borrowings		$701,217	$527,343	$698,651	$546,882

(a)	In January 2011, the lender renewed this facility through January 2013 and the legal final maturity date was extended to January 2014.
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

(d)

As of March 31, 2011, we had the potential to borrow up to $150.0 million of SBA-guaranteed debentures under the SBIC program. As of March 31, 2011, the SBA had approved and committed up to $150.0 million in borrowings to the SBIC. To utilize the full $150.0 million borrowing potential approved and committed by the SBA under this program, we would have to fund a total of $75.0 million to the SBIC, of which we have funded $49.6 million as of March 31, 2011. Based on our funded capital as of March 31, 2011, Solutions Capital I, L.P., subject to the SBA’s approval, may borrow up to an additional $6.0 million to originate investments. To access the entire $150.0 million that has been approved and committed by the SBA, we would have to fund an additional $25.4 million.

(e)

As of March 31, 2011, we could originate new borrowings under the $150.0 million commitment made by the SBA through September 2015. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2025.

Each of our credit facilities has certain collateral requirements and/or financial covenants. As of March 31, 2011, the net worth covenant of our Commercial Loan Funding Trust, or SunTrust Warehouse, requires that we maintain a consolidated tangible net worth of not less than $500.0 million, plus 50% of any equity raised after February 26, 2009. As of May 5, 2011, this covenant was amended to net worth of not less than $450 million, plus 50% of any equity raised after February 26, 2009. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of March 31, 2011, our ratio of total assets to total borrowings and other senior securities was 233%.

We fund all of our current debt facilities, except our Series 2007-A unsecured notes, through our bankruptcy remote, special-purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. We continue to service the portfolio investments that we use as collateral in our secured borrowing facilities.

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

	March 31, 2011
(in thousands)	Debt with Recourse	Debt without Recourse	Total
2011	$—	$—	$—
2012	8,717	—	8,717
2013	—	—	—
2014	—	93,146	93,146
2015	—	—	—
Thereafter(a)	75,000	350,480	425,480

Total	$83,717	$443,626	$527,343

(a)

Our maximum exposure with respect to the indebtedness of Solutions Capital was $75.0 million, which represents the $49.6 million that MCG had funded in Solutions Capital as of March 31, 2011, plus MCG’s $25.4 million remaining commitment.

The following table summarizes our aggregate outstanding borrowings as of March 31, 2011 and December 31, 2010, by interest rate benchmark:

(in thousands)	March 31, 2011	December 31, 2010
Interest rate benchmark
LIBOR	$316,880	$311,880
Commercial paper rate	93,146	100,251
Fixed rate	117,317	134,751

Total borrowings	$527,343	$546,882

As of March 31, 2011, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. The following sections provide additional detail about each of our borrowing facilities.

PRIVATE PLACEMENT NOTES

In October 2005, we issued $50.0 million of Series 2005-A unsecured notes, at a fixed-interest rate of 6.73% per annum. In October 2007, we issued an additional $25.0 million of Series 2007-A unsecured notes at a fixed-interest rate of 6.71% per annum. Both of these tranches, or the Private Placement Notes, were issued as five-year notes that require semi-annual interest payments. In 2009, the Private Placement Notes were amended. In connection with the amendments, the interest rate for the Series 2005-A unsecured notes was adjusted to 9.98% and the interest rate for the Series 2007-A unsecured notes was adjusted to 8.96%. The Series 2005-A unsecured notes were prepaid in March 2011 and the maturity date of the Series 2007-A unsecured notes is October 2012.

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

Since the execution of these amendments in 2009, we have repurchased or prepaid a total of $66.3 million of Private Placement Notes as of March 31, 2011, including the prepayment of the remaining balance of the Series 2005-A Notes on March 29, 2011. In connection with the March 2011 prepayment of the Series 2005-A unsecured notes and pursuant to the terms set forth in the Series 2005-A unsecured notes note purchase agreement, we paid to the noteholders $17.4 million of principal, $0.8 million in accrued interest and $0.9 million in prepayment fees. We initially issued $50.0 million of the Series 2005-A unsecured notes in October 2005 and, prior to the March 2011 repayment, had repurchased or prepaid in the aggregate $32.6 million in principal. The outstanding balance under the Series 2007-A Private Placement Notes was $8.7 million as of March 31, 2011.

Under the 2009 amendments, we must offer to repurchase the remaining Series 2007-A unsecured notes with 45% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under these notes as, and when, such sales occur in the event of proceeds of $5.0 million or more or otherwise on a semi-annual basis, unless an event of default under one of the financing subsidiary debt facilities had occurred and was continuing, in which case the percentage of net proceeds would increase to 60%.

The following table summarizes the reductions in the borrowing capacity from monetization proceeds:

(in thousands)	Series 2005-A		Series 2007-A		Total
Quarter/Year Ended	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment(a)(c)	Outstanding Balances After Monetization Payment
Fiscal 2009(b)	$15,693	$34,307	$7,846	$17,154	$23,539	$51,461
March 31, 2010	1,928	32,379	965	16,189	2,893	48,568
June 30, 2010	—	32,379	—	16,189	—	48,568
September 30, 2010	14,945	17,434	7,472	8,717	22,417	26,151
December 31, 2010	—	17,434	—	8,717	—	26,151
March 31, 2011(c)	17,434	—	—	8,717	17,434	8,717

Total to date	$50,000		$16,283		$66,283

(a)

Private Placement Notes were repurchased at a price of 102% of the principal amount repurchased. In 2010 and 2009, the premiums paid on repurchases of Private Placement Notes were $0.5 million and $0.4 million, respectively. These premiums reduce our gain on extinguishment of debt on the Consolidated Statements of Operations.

(b)	In 2009, the Private Placement Notes were amended and we made a $5.0 million prepayment at par.
(c)	The Series 2005-A notes were prepaid in full and terminated on March 29, 2011. We paid $0.9 million in prepayment fees in connection with the repayment.

COMMERCIAL LOAN FUNDING TRUST

Through MCG Commercial Loan Funding Trust, we have a $150.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The SunTrust Warehouse, which is structured to operate like a revolving credit facility, is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. The pool of commercial loans must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. The facility is funded by third parties through the commercial paper market with SunTrust Bank providing a liquidity backstop, subject to SunTrust Bank’s annual liquidity commitment.

In January 2011, SunTrust Bank renewed this liquidity facility. In connection with this renewal, the legal final maturity date of the SunTrust Warehouse was extended to January 2014 and the new scheduled termination date was extended to January 2013. If a new agreement or extension is not executed by January 25, 2013, the SunTrust Warehouse enters a 12-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed in the facility. Additionally, prior to the commencement of any amortization period, net proceeds from monetizations of collateral financed in the SunTrust Warehouse must be reinvested in additional collateral or used to repay outstanding borrowings. The interest rate on the SunTrust Warehouse is the commercial paper rate plus 3.25%, a 0.75% increase over the rate as of December 31, 2010. We paid a $1.5 million, or 1.0%, facility fee for this renewal.

Advances under this facility may be up to 64% of eligible collateral. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the SunTrust Warehouse may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the collateral under the Commercial Loan Funding Trust as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$125,262	69.8%	$128,330	69.0%
Subordinated secured debt	44,773	25.0	50,932	27.5

Total securitized assets	170,035	94.8	179,262	96.5
Cash, securitization accounts	9,355	5.2	6,539	3.5

Total collateral	$179,390	100.0%	$185,801	100.0%

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

All the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the assets securitized under this facility as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$308,940	70.2%	$285,854	68.2%
Subordinated secured debt	70,097	15.9	97,881	23.3

Total securitized assets	379,037	86.1	383,735	91.5
Cash, securitization accounts	61,207	13.9	35,706	8.5

Total collateral	$440,244	100.0%	$419,441	100.0%

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

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of March 31, 2011, the license gave Solutions Capital I, L.P. the potential to borrow up to $150.0 million. The SBA approved and committed $150.0 million in borrowings to Solutions Capital I, L.P., subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital. In January 2011, the SBA approved and committed an additional $20.0 million increasing their total commitment from $130.0 million as of December 31, 2010 to $150.0 million as of March 31, 2011.

To utilize the full $150.0 million potential borrowing for which we had been approved under this program, we would have had to fund a total of $75.0 million to Solutions Capital I, L.P., of which we had funded $49.6 million as of March 31, 2011. Based on our funded capital as of March 31, 2011, Solutions Capital I, L.P. may, subject to the SBA’s approval, borrow up to an additional $6.0 million to originate new investments. To access the entire $150.0 million that the SBA had approved and committed as of March 31, 2011, we would have had to fund an additional $25.4 million.

The maximum amount of outstanding leverage available to single-license SBIC companies is $150.0 million. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis. In March 2011, we received approval from the SBA to submit our application for a second SBIC license under Solutions Capital II, L.P., which is subject to SBA review and approval.

As of March 31, 2011 and December 31, 2010, we had $156.9 million and $144.9 million, respectively, of investments and we had $16.3 million and $29.4 million, respectively, of restricted cash to be used for additional investments in our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of March 31, 2011, the SBIC had $108.6 million of borrowings outstanding summarized in the following table:

	Amount Outstanding				Treasury Rate at Pooling Date	Spread in basis points
(dollars in thousands)	March 31, 2011	December 31, 2010	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	12,000	5.34%	Fixed	2.81%	253
2009-10B	13,000	13,000	4.95%	Fixed	3.44%	151
2010-10B	27,500	27,500	3.93%	Fixed	2.56%	137
2011-10A	8,500	8,500	4.80%	Fixed	3.50%	130
2011-10A	45,000	45,000	4.80%	Fixed	3.50%	130

Total	$108,600	$108,600	4.63%		3.14%	149

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

The following table summarizes our distributions per share declared since January 1, 2010.

Date Declared	Record Date	Payment Date	Amount
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11

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

During the three months ended March 31 2011, we issued 586,500 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $6.31. Of the shares awarded under the 2006 Plan during the first three months of 2011, 86,500 were awarded under the Long-Term Incentive Plan (discussed in more detail below). During the three months ended March 31, 2010, we did not issue any shares of restricted stock under the 2006 Plan.

During the three months ended March 31, 2011 and 2010, we recognized $0.6 million and $1.2 million, respectively, of compensation expense related to share-based compensation awards. As of March 31, 2011, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. We record dividends paid on shares of restricted common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on shares of restricted common stock for which forfeiture provisions are not expected to lapse to compensation expense. No dividends paid during the three months ended March 31, 2011 were recorded as compensation expense. No dividends were paid during the three months ended March 31, 2010. As of March 31, 2011, we had $4.3 million of unrecognized compensation cost related to restricted common stock awarded to employees. We will recognize these costs over the remaining weighted-average requisite service period of 3.3 years.

Long-Term Incentive Plan

On July 23, 2009, our board of directors approved the Long-Term Incentive Plan, or the LTIP, which is effective for the three-year period ending July 22, 2012. LTIP participants, including our executive officers and key, non-executive employees, were eligible, in the sole discretion of the Compensation Committee of our board of directors, to receive their respective portions of up to an aggregate of 865,000 shares of our restricted common stock to be issued under the 2006 Plan and up to $5.2 million of cash bonuses if the closing price of our common stock achieves specific price thresholds for 20 consecutive trading days. We are under no obligation to issue restricted stock or to pay a cash award under the LTIP. The Compensation Committee of our board of directors makes such determination in its sole discretion, regardless of whether the share price thresholds have been achieved.

All of the 865,000 shares of restricted stock under the LTIP were issued during 2009 through 2011, following our achievement of share price thresholds set forth in the following table and authorization of the Compensation Committee of our board of directors. Forfeiture provisions for two-thirds of the respective stock awards lapsed immediately, with the forfeiture provisions for the remaining one-third of the respective stock awards lapsing twelve months later. Similarly, cash awards under the LTIP were subject to the achievement of the share price thresholds set forth in the following table. Upon satisfaction of a price threshold and the authorization of the Compensation Committee, the LTIP provides for the immediate payout of two-thirds of the associated cash with the remainder to be paid twelve months later.

The following table summarizes the price thresholds, the cumulative percentage, number of shares and cash bonus associated with each stock price threshold set forth in the LTIP. In addition, the following table summarizes the market thresholds that were achieved and the associated stock and cash awards through March 31, 2011.

	Market Thresholds, Shares and Cash Bonus Eligible for Award under Long-Term Incentive Plan			Date Market Thresholds Achieved and Shares and Dollar Amounts Awarded
	Potential Stock Awards		Aggregate Dollar Amount for Each Share Price threshold Achieved		Number of Shares Awarded(a)
Share Price	% of Award	Number of Shares		Date Share Price Achieved		Dollar Amount Awarded(b)
$3.00	25%	216,250	$—	October 2009	216,250	$—
$4.00	25%	216,250	—	October 2009	216,250	—
$5.00	25%	216,250	1,000,000	April 2010	216,250	1,000,000
$6.00	15%	129,750	996,000	November 2010	129,750	996,000
$7.00	10%	86,500	1,006,000	March 2011	86,500	1,006,000
$8.00	—%	—	2,209,000

	100%	865,000	$5,211,000		865,000	$3,002,000

(a)

As of March 31, 2011, we awarded 865,000 shares under the LTIP program, for which the forfeiture provision have lapsed on 727,500 shares. Assuming that the associated LTIP participants meet the continuing service requirements, the forfeiture provisions for 68,750 shares, 41,250 shares and 27,500 shares will lapse in April 2011, November 2011 and February 2012, respectively.

(b)

As of March 31, 2011, we awarded $3,002,000 of cash awards under the plan, of which $2,001,000 was paid out upon achievement of the market threshold. Cash in the amount of $46,000 was paid to an executive upon his resignation from the Company in March 2011. Assuming that the associated LTIP participants meet the continuing service requirements, $318,000 will be paid on April 2011, $317,000 will be paid in November 2011 and $320,000 will be paid in February 2012.

We account for the restricted stock awards as equity awards. As of the July 23, 2009 grant date for the LTIP, we estimated the fair value of these awards was $1.9 million, and we are amortizing this amount on a straight-line basis over the derived service period. During the three months ended March 31, 2011, we recognized less than $0.1 million of compensation expense for these equity awards. During the three months ended March 31, 2010, we recognized $0.3 million of compensation expense for these equity awards.

We account for the cash portion of the LTIP as liability awards. As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period. In total, during the three months ended March 31, 2011, we recognized less than $0.1 million and during the three months ended March 31, 2010, we recognized $0.8 million of compensation expense for the cash awards for all tranches of the LTIP. As of March 31, 2011, the fair value of the $8.00 tranche was $0.7 million. Total fair value of this tranche could, however, vary from zero to $2.2 million over the term of the LTIP because we adjust the fair value of the LTIP awards each quarter.

Non-Employee Director Share-Based Compensation

During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award from 100,000 to 150,000 shares. During each of the three months ended March 31, 2011 and 2010, we did not award any shares of restricted common stock to non-employee directors. During each of the three months ended March 31, 2011 and 2010, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of March 31, 2011, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.6 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

The following table summarizes our restricted stock award activity during the three months ended March 31, 2011:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2010	932,200	$3.92
Awarded	586,500	6.31
Forfeiture provision satisfied	(736,360)	3.67
Forfeited	(7,810)	7.66

Subject to forfeiture provisions as of March 31, 2011	774,530	$5.89

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

We use the asset and liability method to account for our Taxable Subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the three months ended March 31, 2011, we incurred less than a $0.1 million income tax provision compared to a $0.1 million income tax provision during the three months ended March 31, 2010, which were primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

Historically, we have declared dividends that were paid the following quarter. From December 2001 through March 31, 2011, we declared distributions per share of $12.30. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

The following table summarizes the distributions that we declared during 2011:

Date Declared	Record Date	Payable Date	Dividends per Share
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15

If we determined the tax attributes of these distributions as of March 31, 2011, 69% would be from ordinary income and 31% would be a return of capital. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year, based upon our taxable income and distributions paid for the full year and will be reported to each stockholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

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

The following table summarizes the cost as well as the unrealized appreciation and depreciation for federal income tax purposes, as of March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Cost for federal income tax purposes	$1,088,224	$1,144,899

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	60,682	56,950
Book to tax differences	89,295	90,981

Gross unrealized appreciation—tax basis	149,977	147,931

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(290,989)	(293,940)
Book to tax differences	(39,290)	(37,981)

Gross unrealized depreciation—tax basis	(330,279)	(331,921)

Net unrealized depreciation—tax basis	(180,302)	(183,990)
Less: Unrealized depreciation of fair value of other assets and liabilities (GAAP)	1,041	1,023

Gross realized depreciation
Book to tax differences	45,386	47,773

Net realized depreciation—tax basis	45,386	47,773

Total investments at fair value (GAAP)	$954,349	$1,009,705

The following table reconciles GAAP net loss to taxable income before deductions for distributions for the three months ended March 31, 2011 and the year ended December 31, 2010:

(in thousands)	Three months ended March 31, 2011	Year ended December 31, 2010
Net loss	$(8,815)	$(13,072)
Difference between book and tax losses on investments	6,255	(52,865)
Net change in unrealized (appreciation) depreciation on investments not taxable until realized	(6,683)	66,674
Capital losses in excess of capital gains	20,356	4,861
Timing difference related to deductibility of long-term incentive compensation	(4,740)	1,594
Taxable interest income on non-accrual loans	1,309	14,857
Dividend income accrued for GAAP purposes that is not yet taxable	(2,497)	(7,368)
Distributions from taxable subsidiaries	294	3,529
Federal tax provision	11	1,801
Other, net	(36)	24

Taxable income before deductions for distributions	$5,454	$20,035

NOTE 9— (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2011	2010
Numerator for basic and diluted earnings per share
Net (loss) earnings	$(8,815)	$5,955
Less: Dividends declared—common and restricted shares	(11,582)	—

Undistributed (loss) earnings	(20,397)	5,955
Percentage allocated to common shares(a)	100.0%	98.5%

Undistributed earnings—common shares	(20,397)	5,866
Add: Dividends declared—common shares	11,582	—

Numerator for common shares outstanding excluding participating shares	(8,815)	5,866
Numerator for participating unvested shares only	—	89

Numerator for basic and diluted earnings per share—total	$(8,815)	$5,955

Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	75,765	75,158
Participating unvested shares(b)	—	1,181

Basic and diluted weighted-average common shares outstanding—total(b)	75,765	76,339

Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$(0.12)	$0.08
Including participating unvested shares	$(0.12)	$0.08
(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	75,765	75,158
Weighted-average restricted shares	—	1,181

Total basic and diluted weighted-average common shares	75,765	76,339

Percentage allocated to common shares	100%	98.5%

(b)

For the three months ended March 31, 2011, we excluded 1,087 weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are participating securities requiring the two-class method of computing earnings per share. Pursuant to the two-class method, we report basic and diluted (loss) earnings per share both inclusive and exclusive of the impact of the participating securities.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of March 31, 2011 and December 31, 2010, we had $34.1 million and $32.3 million, respectively, of outstanding unused loan commitments. We estimate that as of each of March 31, 2011 and December 31, 2010, the fair value of these commitments was $0.2 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of March 31, 2011 and December 31, 2010, we had no outstanding guarantees or standby letters of credit.

LEASE OBLIGATIONS

We lease our headquarters and certain other facilities and equipment under non-cancelable operating and capital leases which expire through 2014. We have sublet certain of our facilities to third parties. Certain facility leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. As of March 31, 2011, our obligation for the remaining terms of these leases was $4.2 million, of which $2.2 million will be payable during the twelve months ending March 31, 2012. These lease obligations are partially offset by $0.2 million of sublease income due over the remaining term of the subleases, nearly all of which is due during the twelve months ending March 31, 2012.

NOTE 11—FINANCIAL HIGHLIGHTS

The following schedule summarizes our financial highlights for the three months ended March 31, 2011 and 2010:

(in thousands, except per share amounts)	Three months ended March 31,
	2011	2010
PER SHARE DATA

Net asset value at beginning of period(a)	$7.54	$8.06

Net (loss) income(b)
Net operating income before investment loss, loss on extinguishment of debt and income tax provision	0.17	0.11
Net change in unrealized appreciation (depreciation) on investments	0.08	—
Net realized loss on investments	(0.36)	(0.03)
Loss on extinguishment of debt	(0.01)	—

Net (loss) income	(0.12)	0.08

Net decrease in net assets resulting from distributions	(0.15)	—

Net increase (decrease) in net assets relating to stock-based transactions
Issuance of shares of restricted common stock(c)	(0.05)	—
Net increase in stockholders’ equity from restricted stock amortization	0.01	0.02

Net increase (decrease) in net assets relating to share issuances	(0.04)	0.02

Net asset value at end of period(a)	$7.23	$8.16

MARKET PRICE PER SHARE
Beginning of period	$6.97	$4.32
End of period	$6.52	$5.21

TOTAL RETURN(d)	(4.45)%	20.60%

SHARES OF COMMON STOCK OUTSTANDING(d)
Weighted-average—basic and diluted	75,765	76,339
End of period	77,065	76,338

NET ASSETS
Average (annualized)	$574,024	$616,726
End of period	$557,093	$622,897

RATIOS (ANNUALIZED)
Operating expenses to average net assets	7.98%	8.75%
Net operating income to average net assets	9.19%	5.55%
General and administrative expense to average net assets	2.00%	1.85%
Return on average equity	(6.23)%	3.92%

(a)	Based on total number of shares outstanding.
(b)	Based on weighted-average number of shares outstanding.
(c)	Represents the effects of shares issued during the period and the lapsing of forfeiture provisions on restricted stock on earnings per share.
(d)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].

NOTE 12—SUBSEQUENT EVENTS

In April 2011, Avenue Broadband LLC, a majority-owned, control investment of ours, and the other stockholders of Avenue Broadband Holdings, Inc. completed the sale of all outstanding shares of its capital stock. After transaction expenses, we anticipate that we will receive approximately $51.4 million in cash as a result of this transaction resulting from the repayment of our debt investment and distributions on our equity investment.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of March 31, 2011, and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the three-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of MCG Capital Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2010, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein), and in our report dated March 4, 2011 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, including the consolidated schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

McLean, Virginia

May 9, 2011

Selected Financial Data

The following table summarizes key financial data for MCG Capital Corporation for the three months ended March 31, 2011 and 2010. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended March 31,
(in thousands, except per share amounts)	2011	2010
INCOME STATEMENT DATA
Revenue	$24,303	$21,746
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	13,003	8,439
Net investment loss before income tax provision	(20,944)	(2,364)
Distributable net operating income (“DNOI”)(a)	13,627	9,666
Net (loss) income	(8,815)	5,955

PER COMMON SHARE DATA
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision per common share—basic and diluted	$0.17	$0.11
DNOI per weighted-average common share—basic and diluted(a)	$0.18	$0.13
(Loss) earnings per weighted-average common share—basic and diluted	$(0.12)	$0.08
Cash dividends declared per common share	$0.15	$—

SELECTED PERIOD-END BALANCES
Investment portfolio balances
Fair value	$954,349	$991,032
Cost	1,183,616	1,159,794
Total assets	1,105,150	1,171,385
Borrowings	527,343	534,892
Total stockholders’ equity	557,093	622,897
Net asset value per common share outstanding(b)	$7.23	$8.16

OTHER PERIOD-END DATA
Average size of investment
Fair value	$14,244	$17,087
Cost	17,666	19,996
Number of portfolio companies	67	58
Number of employees	63	65

RECONCILIATION OF DNOI TO NET OPERATING INCOME BEFORE INVESTMENT LOSS, LOSS ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION
Net operating income before investment loss, loss on extinguishment of debt and income tax provision	$13,003	$8,439
Amortization of employee restricted stock awards	624	1,227

DNOI(a)	$13,627	$9,666

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	75,765	76,339
NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD-END	77,065	76,338

(a)

DNOI is net operating income before net investment loss, loss on extinguishment of debt and income tax provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net (loss) income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company, but does not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income, which generally are not payable in cash on a regular basis, but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net (loss) income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net (loss) income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

(b)	Based on common shares outstanding at period-end.

The following table summarizes key financial data for MCG Capital Corporation for the three months ended March 31, 2011 and 2010. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	March 31,
(in thousands, except per share amounts)	2011	2010

PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$547,280	$379,600
Subordinated debt
Secured	177,628	272,713
Unsecured	12,588	30,760

Total debt investments	737,496	683,073

Equity investments
Preferred equity	183,735	261,931
Common equity/equivalents	33,118	46,028

Total equity investments	216,853	307,959

Total portfolio	$954,349	$991,032

Percentage of total portfolio
Debt investments
Senior secured debt	57.4%	38.3%
Subordinated debt
Secured	18.6	27.5
Unsecured	1.3	3.1

Total debt investments	77.3	68.9

Equity investments
Preferred equity	19.2	26.4
Common equity/equivalents	3.5	4.7

Total equity investments	22.7	31.1

Total portfolio	100.0%	100.0%

YIELD ON AVERAGE LOAN PORTFOLIO AT FAIR VALUE
Average 90-Day LIBOR	0.3%	0.3%
Spread to average LIBOR on average loan portfolio	11.0	12.4
Impact of fee accelerations of unearned fees on paid/restructured loans	0.2	0.1
Impact of non-accrual loans	(0.3)	(0.8)

Total yield on average loan portfolio	11.2%	12.0%

COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
Percentage of loans with fixed interest rates	20.6%	43.9%
Percentage of loans with floating interest rates	79.4%	56.1%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	4.4%	4.1%
Loans greater than 90 days past due	0.9%	0.9%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	13.9%	12.9%
Loans greater than 90 days past due	2.0%	2.9%

WEIGHTED-AVERAGE PORTFOLIO COMPANY OPERATING METRICS(a)
Annual revenue(b)(c)	$216,875	$131,947
Annual EBITDA(b)(c)	26,314	23,445
Loan to value of non-broadly syndicated portfolio companies	60.1%	61.0%
Trailing twelve-month equity EBITDA multiple(b)(d)(e)	7.8x	8.2x
Forward twelve-month equity EBITDA multiple(b)(c)(d)(e)	7.1x	7.2x
EBITDA to interest ratio(b)	3.8x	2.8x
Debt to EBITDA ratio on the debt portfolio(e)	4.7x	5.6x

(a)	Weighted based on the portfolio company’s fair value as of the respective period end.
(b)	Excludes portfolio companies with limited or no operations.
(c)	Excludes public equity portfolio companies.
(d)	Excludes portfolio companies valued on a liquidation basis.
(e)	The maximum debt to EBITDA ratio is limited to 15x.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our belief that our inability to access the equity and debt markets has impacted our growth; the reduction of investments in equity securities to no more than 10% to 20% of the fair value of our portfolio over the next few years; our expectations regarding the origination of higher-yielding investments that meet our risk and underwriting standards; our expectations regarding the origination of new loans, the monetization of lower-yielding investments and controlling corporate overhead and the effect of these initiatives will have on our operating performance, including our distributable net operating income; the cause of unrealized losses; the performance of our current and former portfolio companies; the sufficiency of liquidity to meet 2011 operating requirements, as well as new origination opportunities and potential dividend distributions during the upcoming year; our decision to make dividend distributions during 2011 based on the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio; the limitation of future investing activities principally to debt investments until such time that we have further narrowed the valuation gap between our stock price; our level of investments in control companies beyond those that are currently in our portfolio; the timing of, and our ability to, repurchase equity, additional debt securities and make stockholder distributions; our expectations regarding the repayment of outstanding debt; our assumptions regarding our competitors; general market conditions; the state of the economy and the potential for future growth and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.

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

DESCRIPTION OF BUSINESS

We are a solutions-focused commercial finance company providing capital and advisory services to middle-market companies throughout the United States. For our core portfolio, we make debt and equity investments primarily in companies with annual revenue of $20 million to $200 million and earnings before interest, taxes, depreciation and amortization, or EBITDA, of $3 million to $25 million, which we refer to as “middle-market” companies. We may also purchase rated syndicated private debt in larger companies through our on-balance sheet securitization trust. Generally, our portfolio companies use our capital investment to finance acquisitions, recapitalizations, buyouts, organic growth and working capital. We identify and source new portfolio companies through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner operators. We use our Commercial Loan Trust 2006-1 borrowing facility primarily to fund investments in syndicated private debt, while we use borrowings under Solutions Capital I L.P., our wholly owned subsidiary, licensed as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act, to fund unitranche, second lien and subordinated debt investments.

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

RECENT DEVELOPMENTS

During first three months of 2011, the Unites States’ economy continued to show modest improvement and leading indicators suggest that the economic recovery may continue during the remainder of 2011. Although the economy has not yet recovered to pre-recession levels, we are cautiously optimistic of the potential for future economic growth. Consistent with these improvements in the economy, our financial operating results for the three months ended March 31, 2011 has improved from the first quarter of last year. During this period our net operating income increased by $4.6 million, or 54.1%, primarily as a result of our resumption of origination activity beginning in 2010 and our the redeployment of proceeds from monetizations into higher-yielding investments and continuing cost control measures. This improvement in our operating results was offset by a $20.9 million net investment loss that we recorded during the quarter ended March 31, 2011. This net investment loss primarily resulted from a $24.3 million unrealized loss that we recorded on our investment in Broadview Network Holdings, Inc., or Broadview, as a result of a reduction in the multiples that we used to value this portfolio company.

Despite the improvements that have been made both in the United States’ economy and our financial performance, we believe that we continue to be constrained by the limited access we have to debt and equity capital. Because our stock continues to trade below net asset value and we do not have stockholder approval to sell equity below our net asset value, we cannot access the equity market. Lenders, in general, are reluctant to extend credit without equity capital access. As a result, the limited amount of debt available in the capital markets continues to have shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available prior to the recession.

We expect to continue to reduce our equity investments to no more than 10% to 20% of the fair value of our portfolio over the next few years. We also expect to continue to originate higher-yielding investments in portfolio companies that meet our risk and underwriting standards. As of March 31, 2011, we had $133.1 million of cash and cash equivalents and cash in secured and restricted accounts that we could use to fund our new investments, operating requirements and dividend distributions. We had $45.0 million of borrowing capacity available under our Series 2006-1 Class A-2 Notes, and we had $6.0 million of funded capacity to originate new investments in our wholly owned subsidiary, Solutions Capital I, L.P., or Solutions Capital, subject to approval by the United States Small Business Administration, or SBA. In January 2011, the SBA increased its total commitment for potential borrowings from $130.0 million to $150.0 million. To access the full $150.0 million SBA commitment, we would have to fund $25.4 million, in addition to the $49.6 million that we had funded through March 31, 2011. In January 2011, we also obtained a liquidity renewal from SunTrust Bank for our warehouse financing facility, or SunTrust Warehouse, and amended this facility to provide for a final legal maturity of January 2014. The following section provides an overview of our results of operations for 2010. A more detailed discussion of our results of operations for the three months ended March 31, 2011 is included in the Comparison of the Three Months Ended March 31, 2011 and 2010.

OVERVIEW OF RESULTS OF OPERATIONS

During the three months ended March 31, 2011, we reported a net loss of $8.8 million, or $0.12 per diluted share, compared to net income of $6.0 million, or $0.08 per diluted share, during the three months ended March 31, 2010. This decrease in net income resulted primarily from an $18.6 million increase in our net investment loss and a $0.8 million increase in the loss on extinguishment of debt, partially offset by a $4.6 million increase in net operating income.

Our net operating income during the three months ended March 31, 2011 was $13.0 million, or $0.17 per diluted share, compared to $8.4 million, or $0.11 per diluted share, during the three months ended March 31, 2010. This $4.6 million, or 54.1%, increase in our operating income from the comparable period in 2010 reflects a $2.6 million, or 11.8%, increase in revenue primarily resulting from a $1.2 million increase in dividend income on our existing investments, a $0.6 million, or 3.1%, increase in interest income reflecting the resumption of our investment activities, and a $0.6 million, or 13.4%, decrease in interest expense, primarily resulting from a narrowing of the interest rate spread from 2.5% during the three months ended March 31, 2010 to 2.1% during the three months ended March 31, 2011. In addition, compensation expense decreased by $1.4 million, or 23.6%, primarily due to a decrease in incentive compensation and the timing of the recognition of certain stock-based compensation.

During the three months ended March 31, 2011, we recorded $20.9 million of losses on our investments primarily reflecting from a $24.3 million unrealized loss on our Broadview investment that resulted from a reduction in the multiples that we used to value this portfolio company. In conjunction with our sale of Active Brands International, Inc., or Active Brands, senior debt during the quarter, we realized $27.7 million and reversed a $27.8 million unrealized loss that we had recognized in previous periods.

A more detailed discussion of our results of operations for the quarter ended March 31, 2011 begins on page 51. We expect to continue to originate new loans, monetize lower-yielding equity investments and control corporate overhead. We believe that these efforts will continue to improve our operating performance, including our distributable net operating income.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

As of March 31, 2011, the fair value of our investment portfolio was $954.3 million, which represents a $55.4 million, or 5.5%, decrease from the $1,009.7 million fair value as of December 31, 2010. The following sections describe the composition of our investment portfolio as of March 31, 2011 and describe key changes in our portfolio during the three months ended March 31, 2011.

PORTFOLIO COMPOSITION

The following table summarizes the composition of our investment portfolio at fair value:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$547,280	57.4%	$555,667	55.0%
Subordinated debt
Secured	177,628	18.6	190,309	18.9
Unsecured	12,588	1.3	12,321	1.2

Total debt investments	737,496	77.3	758,297	75.1

Equity investments
Preferred equity	183,735	19.2	218,690	21.7
Common/common equivalents equity	33,118	3.5	32,718	3.2

Total equity investments	216,853	22.7	251,408	24.9

Total investments	$954,349	100.0%	$1,009,705	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 17.6%, a portion of which may be deferred. As of March 31, 2011, approximately 79.4% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 20.6% of the fair value of our loan portfolio was at fixed rates. As of March 31, 2011, approximately 61.3% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 2.25% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

The following table summarizes our investment portfolio by industry at fair value:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Telecommunications—CLEC	$105,251	11.0%	$131,178	13.0%
Communications—other	19,883	2.1	19,729	1.9
Business services	97,902	10.3	87,897	8.7
Cable	87,439	9.2	92,467	9.2
Healthcare	80,461	8.4	76,358	7.6
Food services	75,651	7.9	73,407	7.3
Broadcasting	54,361	5.7	53,996	5.3
Plastic products	46,198	4.8	33,633	3.3
Education	43,875	4.6	43,704	4.3
Manufacturing	39,528	4.1	54,178	5.4
Technology	34,309	3.6	35,327	3.5
Leisure activities	31,228	3.3	32,216	3.2
Electronics	30,175	3.2	30,409	3.0
Logistics	27,404	2.9	28,036	2.8
Insurance	25,056	2.6	24,993	2.5
Information services	24,734	2.6	17,940	1.8
Publishing	23,924	2.5	22,543	2.2
Repair services	19,809	2.1	—	—
Auto parts	17,441	1.8	16,959	1.7
Home furnishings	14,714	1.5	17,151	1.7
Entertainment	12,582	1.3	11,782	1.2
Restaurants	10,915	1.2	11,150	1.1
Agriculture	9,935	1.0	8,418	0.8
Other media	7,470	0.8	7,430	0.7
Diversified financial services	2,639	0.3	12,489	1.2
Consumer products	—	—	9,016	0.9
Sporting goods	—	—	42,886	4.2
Other(a)	11,465	1.2	14,413	1.5

Total	$954,349	100.0%	$1,009,705	100.0%

(a)	No individual industry within this category exceeds 1%.

As of March 31, 2011, approximately 13.1% of the fair value of our investment portfolio was composed of investments in the communications industry. The 13.1% included 11.0% invested in Competitive Local Exchange Carriers, or CLECs, and 2.1% invested in other communications companies, including an incumbent local exchange carrier, a paging service and a telecommunications tower company. As of December 31, 2010, approximately 14.9% of the fair value of our investment portfolio was composed of investments in the communications industry, including 13.0% invested in CLECs, and 1.9% invested in other communications companies. For the three months ended March 31, 2011 and 2010, our portfolio companies in the communications industry contributed $1.0 million, or 3.9%, and $1.0 million, or 4.5%, respectively, of our total revenues.

As of March 31, 2011, our ten largest portfolio companies represented approximately 41.5% of the total fair value of our investments. These ten companies accounted for 32.8% of our total revenue during the three months ended March 31, 2011. Our investment in Broadview, a CLEC that we control, represents our single largest investment. As of March 31, 2011 and December 31, 2010, the fair value of our investment in Broadview represented $78.7 million and $103.0 million, or 8.2% and 10.2%, respectively, of the fair value of our investment portfolio. We did not accrete any dividends with respect to our investment in Broadview during the three months ended March 31, 2011 or 2010, because we determined that the total value that we had recorded for this investment equaled the total enterprise value for this investment.

In addition to the communications industry, we have concentrations in the business services, cable, healthcare and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the three months ended
	March 31, 2011		December 31, 2010		March 31, 2011		March 31, 2010
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Communications	$125,134	13.1%	$150,907	14.9%	$951	3.9%	$969	4.5%
Business services	97,902	10.3	87,897	8.7	2,168	8.9	858	3.9
Cable	87,439	9.2	92,467	9.2	2,050	8.4	2,722	12.5
Healthcare	80,461	8.4	76,358	7.6	2,630	10.8	2,599	12.0
Food services	75,651	7.9	73,407	7.3	2,770	11.4	2,650	12.2

CHANGES IN INVESTMENT PORTFOLIO

During the three months ended March 31, 2011, we completed $95.1 million of originations and advances, including $54.0 million of originations to six new portfolio companies and 13 originations and advances to existing portfolio companies, compared to $40.7 million of originations and advances during the three months ended March 31, 2010. The following table summarizes our total portfolio investment activity during the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(in thousands)	2011	2010
Beginning investment portfolio	$1,009,705	$986,346
Originations and advances	95,103	40,663
Gross payments, reductions and sales of securities	(129,223)	(33,449)
Net (loss)	(27,609)	(2,267)
Unrealized appreciation (depreciation)	(19,081)	(2,457)
Reversals of unrealized depreciation	25,782	2,273
Origination fees and amortization of unearned income	(328)	(77)

Ending investment portfolio	$954,349	$991,032

Originations and Advances

The following table shows our originations and advances during the three months ended March 31, 2011 and 2010 by security type:

	Three months ended March 31,
	2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$61,918	65.1%	$32,814	80.7%
Subordinated debt
Secured	30,143	31.7	6,387	15.7
Unsecured	57	0.1	132	0.3

Total debt investments	92,118	96.9	39,333	96.7

Equity investments
Preferred equity	2,801	2.9	1,329	3.3
Common/common equivalents equity	184	0.2	1	—

Total equity investments	2,985	3.1	1,330	3.3

Total originations and advances	$95,103	100.0%	$40,663	100.0%

The following table shows our significant originations and advances.

(in thousands)	Three months ended March 31, 2011
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Qualawash Holdings, LLC	$20,000	$—	$—	$20,000
Jet Plastica Investors, LLC	12,000	—	471	12,471
Focus Brands, Inc.	11,000	—	—	11,000
Bentley Systems, Incorporated	10,000	—	—	10,000
Virtual Radiologic Corp.	10,000	—	—	10,000
Data Based Systems International, Inc.	9,000	—	34	9,034
Savvis Communications Corporation	4,993	—	—	4,993
Excelitas Technologies Corporation	3,990	—	—	3,990
Rural/Metro Operating Company, LLC	2,000	—	—	2,000
The Gavilon Group, LLC	1,500	—	—	1,500
Getty Images, Inc.	1,000	—	—	1,000
Miles Media Group, LLC	—	1,000	—	1,000
Other (< $1 million)	—	2,840	2,290	5,130

Total debt	85,483	3,840	2,795	92,118
Equity (< $1 million)	488	—	2,497	2,985

Total originations and advances	$85,971	$3,840	$5,292	$95,103

Repayments, Sales and Other Reductions of Investment Portfolio

The following table shows our gross payments, reductions and sales of securities during the three months ended March 31, 2011 and 2010 by security type:

	Three months ended March 31,
	2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$73,186	56.6%	$32,649	97.6%
Subordinated debt
Secured	37,568	29.1	667	2.0
Unsecured	—	—	—	—

Total debt investments	110,754	85.7	33,316	99.6

Equity investments
Preferred equity	18,224	14.1	—	—
Common/common equivalents equity	245	0.2	133	0.4

Total equity investments	18,469	14.3	133	0.4

Total gross payments, reductions and sales of securities	$129,223	100.0%	$33,449	100.0%

During the three months ended March 31, 2011 and 2010, our gross payments, reductions and sales of securities by transaction type included:

	Three months ended March 31,
(in thousands)	2011	2010
Principal repayments reductions and loan sales	$100,068	$25,819
Sale of equity investments	14,285	133
Collection of accrued paid-in-kind interest and dividends	9,963	405
Scheduled principal amortization	4,907	7,092

Total gross payments, reductions and sales of securities	$129,223	$33,449

As shown in the following table, during the three months ended March 31, 2011, we monetized all, or part of, 15 portfolio investments with proceeds totaling $118.6 million:

	Three months ended March 31, 2011
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
Superior Industries Investors, LLC	$19,333	$13,528	$8,903	$41,764
Maverick Healthcare Equity, LLC	12,500	—	888	13,388
Focus Brands, Inc.	10,909	—	—	10,909
Chase Doors Holdings, Inc.	10,206	—	—	10,206
Interactive Data Corporation	9,950	—	—	9,950
Visant Corporation	6,983	—	—	6,983
Knology, Inc.	6,090	—	—	6,090
Savvis Communications Corporation	5,022	—	—	5,022
Excelitas Technologies Corporation	3,999	—	—	3,999
Empower IT Holdings, Inc.	3,387	—	—	3,387
The SI Organization, Inc.	3,000	—	—	3,000
Active Brands International, Inc.	2,062	—	—	2,062
Getty Images, Inc.	1,015	—	—	1,015
Lambeau Telecom Company, LLC	612	—	1	613
Sunshine Media Delaware, LLC	—	228	—	228

Total monetizations	95,068	13,756	9,792	118,616
Other scheduled payments	9,907	529	171	10,607

Total gross payments, sales and other reductions of investment portfolio	$104,975	$14,285	$9,963	$129,223

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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011			December 31, 2010
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$319,588	(a)	33.5%	$330,605	(a)	32.7%
2	336,050		35.2	370,694		36.7
3	187,610		19.6	173,447		17.2
4	94,293		9.9	112,811		11.2
5	16,808		1.8	22,148		2.2

Total	$954,349		100.0%	$1,009,705		100.0%

(a)	As of March 31, 2011 and December 31, 2010, Investment Rating “1” included $118.7 million and $112.2 million, respectively, of loans to companies in which we also hold equity securities.

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

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at cost, as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$16,370	1.98%	$10,388	1.18%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$16,370	1.98%	$10,388	1.18%

Loans on non-accrual status
0 to 90 days past due	$98,595	11.95%	$128,989	14.69%
Greater than 90 days past due	16,370	1.98	10,388	1.18

Total loans on non-accrual status	$114,965	13.93%	$139,377	15.87%

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$6,439	0.87%	$6,157	0.81%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$6,439	0.87%	$6,157	0.81%

Loans on non-accrual status
0 to 90 days past due	$26,281	3.56%	$19,835	2.62%
Greater than 90 days past due	6,439	0.87	6,157	0.81

Total loans on non-accrual status	$32,720	4.43%	$25,992	3.43%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2010 through March 31, 2011:

	Three months ended March 31, 2011
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2010	$139,377	$25,992

Advances to companies on non-accrual status	2,940	—
Payments received on loans on non-accrual status	(2,771)	(2,771)
Change in unrealized gain (loss) on non-accrual loans	—	34,080
Realized loss on non-accrual loans	(24,581)	(24,581)

Total change in non-accrual loans	(24,412)	6,728

Non-accrual loan balance as of March 31, 2011	$114,965	$32,720

RESULTS OF OPERATIONS

The following section compares our results of operations for the three months ended March 31, 2011 to the three months ended March 31, 2010.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The following table summarizes the components of our net (loss) income for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Variance
(dollars in thousands)	2011	2010	$	Percentage
Revenue
Interest and dividend income
Interest income	$20,158	$19,558	$600	3.1%
Dividend income	2,497	1,329	1,168	87.9
Loan fees	781	724	57	7.9

Total interest and dividend income	23,436	21,611	1,825	8.4
Advisory fees and other income	867	135	732	542.2

Total revenue	24,303	21,746	2,557	11.8

Operating expense
Interest expense	3,873	4,473	(600)	(13.4)
Employee compensation
Salaries and benefits	3,976	4,796	(820)	(17.1)
Amortization of employee restricted stock awards	624	1,227	(603)	(49.1)

Total employee compensation	4,600	6,023	(1,423)	(23.6)

General and administrative expense	2,827	2,811	16	0.6

Total operating expense	11,300	13,307	(2,007)	(15.1)

Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	13,003	8,439	4,564	54.1

Net investment loss before income tax provision	(20,944)	(2,364)	(18,580)	NM

Loss on extinguishment of debt before income tax provision	(863)	(58)	(805)	NM

Income tax provision	11	62	(51)	(82.3)

Net (loss) income	$(8,815)	$5,955	$(14,770)	(248.0)

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the three months ended March 31, 2011, our total revenue was $24.3 million, which represents a $2.6 million, or 11.8%, increase from the three months ended March 31, 2010. This increase resulted from a $1.2 million, or 87.9%, increase in dividend income, a $0.7 million, or 542.2%, increase in advisory fees and other income, a $0.6 million, or 3.1%, increase in interest income; and a $0.1 million, or 7.9%, increase in loan fees. Dividend income increased significantly primarily because the fair value of six existing portfolio companies improved sufficiently to support the accretion of dividends. The increase in advisory fees and other income is attributable to our increased origination activity during the three months ended March 31, 2011, as well as higher prepayment fees. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended March 31, 2011 from the three months ended March 31, 2010.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended March 31, 2011, the total yield on our average debt portfolio at fair value was 11.2% compared to 12.0% during the three months ended March 31, 2010. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Average 90-day LIBOR	0.3%	0.3%
Spread to average LIBOR on average loan portfolio	11.0	12.4
Impact of fee accelerations of unearned fees on paid/restructured loans	0.2	0.1
Impact of non-accrual loans	(0.3)	(0.8)

Total yield on average loan portfolio	11.2%	12.0%

During the three months ended March 31, 2011, interest income was $20.2 million, compared to $19.6 million during the three months ended March 31, 2010, which represented a $0.6 million, or 3.1%, increase. This increase reflected a $1.4 million increase resulting from a 10.6% rise in our average loan balance, a $0.8 million increase in interest income resulting from the impact of interest rate floors and a $0.1 million increase related to the change in LIBOR. These increases were partially offset by a $1.1 million decrease in interest income resulting from a 84 basis point decrease in our spread to LIBOR and a $0.6 million decrease resulting from the net impact of loans that were on non-accrual status during the three months ended March 31, 2011 that were accruing interest during the three months ended March 31, 2010.

PIK Income

Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the loan balance. PIK may be prepaid by either contract or the portfolio company’s choice, but generally is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended March 31, 2011 and 2010, at cost:

	Three months ended March 31,
(in thousands)	2011	2010
Beginning PIK loan balance	$30,923	$33,436
PIK interest earned during the period	2,435	3,615
Interest receivable converted to PIK	360	233
Payments received from PIK loans	(5,780)	(405)
PIK converted to other securities	(876)	—
Realized loss	(900)	—

Ending PIK loan balance	$26,162	$36,879

As of March 31, 2011 and 2010, we were not accruing interest on $6.5 million and $4.6 million, respectively, of the PIK loans, at cost, shown in the preceding table. The increase in payments received from PIK loans during the three months ended March 31, 2011, includes $4.7 million of PIK collected in conjunction with the sale of our investment in Superior Industries Investors, LLC, or Superior.

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

The following table summarizes our dividend activity, at cost, for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(in thousands)	2011	2010
Beginning accrued dividend balance	$90,981	$88,898
Dividend income earned during the period	2,497	1,329
Dividend collections	(4,183)	—

Ending accrued dividend balance	$89,295	$90,227

During the three months ended March 31, 2011, our dividend income was $2.5 million, which represented a $1.2 million, or 87.9%, increase from the three months ended March 31, 2010. Dividend income increased $1.2 million primarily because the fair value of six existing portfolio companies improved sufficiently to support the accretion of dividends. Dividend income decreased $0.1 million as a result of the sale of three dividend-producing investments. The sale of our equity investment in Superior resulted in the collection of $4.2 million of dividends.

LOAN FEES

Loan fees include origination fees on loans that we defer and amortize into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary. During the three months ended March 31, 2011, our loan fees increased $0.1 million, or 7.9%, compared to the same period in 2010.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended March 31, 2011, we earned $0.9 million of advisory fees and other income, which represented a $0.7 million, or 542.2%, increase from the three months ended March 31, 2010. Approximately half of this increase was attributable to higher prepayment penalty fees, while the remainder was attributable to additional advisory and management fees earned on our new investments, which resulted from increased origination activity during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

TOTAL OPERATING EXPENSE

Total operating expense includes interest, employee compensation and general and administrative expenses. During the three months ended March 31, 2011, we incurred $11.3 million of operating expense, representing a $2.0 million, or 15.1%, decrease from the same quarter in the prior year. This decrease was composed of a $1.4 million decrease in employee compensation expense and a $0.6 million decrease in interest expense. General and administrative expense increased slightly from the same quarter in the prior year. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During the three months ended March 31, 2011, we incurred $3.9 million of interest expense, which represented a $0.6 million, or 13.4%, decrease from the same period in 2010. A narrowing of the interest rate spread from 2.5%

during the three months ended March 31, 2010 to 2.1% during the three months ended March 31, 2011 caused interest expense to decrease by $0.5 million. Interest expense also decreased $0.1 million as a result of a reduction in our amortization of debt issuance costs.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended March 31, 2011, our employee compensation expense was $4.6 million, which represented a $1.4 million, or 23.6%, decrease from the same period in 2010. Our salaries and benefits decreased by $0.8 million, or 17.1%, primarily due to a $0.9 million decrease in incentive compensation, partially offset by a $0.1 million increase in payroll taxes and benefits.

During the three months ended March 31, 2011, we recognized $0.6 million of compensation expense related to restricted stock awards, compared to $1.2 million for the three months ended March 31, 2010, which represented a $0.6 million, or 49.1%, decrease. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in amortization of employee restricted stock. Issuance of restricted stock under the 2009 Long-Term Incentive Plan, or LTIP, was contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the Compensation Committee of our board of directors. We achieved the final price threshold under which restricted stock could be issued during the three months ended March 31, 2011, resulting in the issuance of 86,500 shares of restricted common stock and the award of $1.0 million to LTIP participants.

GENERAL AND ADMINISTRATIVE

During the three months ended March 31, 2011, general and administrative expense was $2.8 million, which was essentially flat compared to the same period in 2010. Increases in employee related costs were offset by decreases in professional fees, depreciation and insurance costs.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, LOSS ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION

Net operating income before net investment loss, loss on extinguishment of debt and income tax provision for the three months ended March 31, 2011 totaled $13.0 million, compared with $8.4 million for the three months ended March 31, 2010. This increase was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

Distributable net operating income, or DNOI, is net operating income before net investment loss, loss on extinguishment of debt and income tax provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net (loss) income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company, but does not require settlement in cash. DNOI does include PIK interest and dividend income, which generally are not payable in cash on a regular basis, but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net (loss) income, earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net (loss) income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

During the three months ended March 31, 2011, DNOI was $13.6 million, or $0.18 per share, compared to $9.7 million, or $0.13 per share for the three months ended March 31, 2010. The following table shows a reconciliation of our reported net operating income before net investment loss, loss on extinguishment of debt and income tax provision to DNOI for the quarters ended March 31, 2011 and 2010:

	Three months ended March 31,
(in thousands, except per share data)	2011	2010
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	$13,003	$8,439
Amortization of employee restricted stock awards	624	1,227

DNOI	$13,627	$9,666

Per common share data (basic and diluted)
Weighted-average common shares outstanding	75,765	76,339
(Loss) earnings per common share	$(0.12)	$0.08
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision per common share	$0.17	$0.11
DNOI per common share	$0.18	$0.13

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION

During the three months ended March 31, 2011, we incurred $20.9 million of net investment losses before income tax provision, compared to $2.4 million during the same period in 2010. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2011:

(in thousands)		Three months ended March 31, 2011
Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(24,289)	$—	$(24,289)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(3,281)	—	(3,281)
Superior Industries Investors, Inc.	Sporting Goods	Control	988	—	(2,788)	(1,800)
Provo Craft & Novelty, Inc.	Leisure Activities	Non-Affiliate	—	(1,160)	—	(1,160)
Jenzabar, Inc.	Technology	Non-Affiliate	—	(1,121)	—	(1,121)
RadioPharmacy Investors, LLC	Healthcare	Control	—	4,852	—	4,852
Cruz Bay Publishing, Inc.	Publishing	Non-Affiliate	—	1,524	—	1,524
Restaurant Technologies, Inc.	Food Services	Non-Affiliate	—	1,429	—	1,429
Active Brands International, Inc.	Consumer Products	Non-Affiliate	(27,654)	—	27,776	122
Other (< $1 million net gain (loss))			(961)	2,947	794	2,780

Total			$(27,627)	$(19,099)	$25,782	$(20,944)

During the quarter ended March 31, 2011, we received payments of $2.1 million on the sale of Active Brands’ senior debt and wrote off our equity investment in that portfolio company. As a result of this transaction, we reversed $27.8 million of previously unrealized depreciation and realized a $27.7 million loss. During the quarter ended March 31, 2011, we sold our investment in Superior. As a result of this sale, we reversed $2.8 million of previously unrealized appreciation and realized a $1.0 million gain, including $1.8 million of transaction costs that we recorded at the time of sale.

During the quarter ended March 31, 2011, we recorded unrealized depreciation primarily related to Broadview; PremierGarage Holdings, LLC, or PremierGarage; Provo Craft & Novelty, Inc., or Provo Craft; and Jenzabar, Inc., or Jenzabar. The decreases in the fair values of PremierGarage and Jenzabar were attributable to a decrease in the performance of those companies. The decrease in the fair value of Broadview is primarily attributable to a decrease in the multiples used to value that company. The decrease in the fair value of Provo Craft resulted from a decrease in the company’s performance that resulted in a decrease in the market price of its debt. The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.

The following table summarizes our realized gain and (loss) on our investments and changes in unrealized appreciation and depreciation on our investments during the three months ended March 31, 2010:

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

LOSS ON EXTINGUISHMENT OF DEBT

We incurred a $0.9 million premium when we repurchased $17.4 million of our private placement notes during the first quarter of 2011. We incurred a $0.1 million premium when we repurchased $2.9 million of our private placement notes during the first quarter of 2010. The $0.1 million premium represents 102% of the principal amount to be purchased with monetization proceeds as required by our agreement with the holders of these unsecured notes.

INCOME TAX PROVISION

During the three months ended March 31, 2011, we incurred less than a $0.1 million income tax provision compared to a $0.1 million income tax provision during the three months ended March 31, 2010. The income tax provision for both periods was primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

NET (LOSS) INCOME

During the three months ended March 31, 2011, we recorded a net loss of $8.8 million, compared to net income of $6.0 million during the three months ended March 31, 2010. This change is attributable to the items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•

Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of March 31, 2011 and December 31, 2010, we had $40.6 million and $45.0 million, respectively, in cash and cash equivalents. As of March 31, 2011, $33.9 million was held in secure interest-bearing accounts.

•

Cash, securitization accounts include principal and interest payments received on securitized loans, which in certain cases, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. In other cases, we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements. As of March 31, 2011 and December 31, 2010, we had $70.6 million and $42.2 million, respectively, in cash, securitization accounts. During 2011, we expect any balance in our cash, securitization accounts to decrease as we originate new loans.

•

Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash was represented by cash held by Solutions Capital I, L.P., our SBIC, which generally is restricted to the origination of new loans from our SBIC. As of March 31, 2011 and December 31, 2010, we had $21.9 million and $29.4 million respectively, of restricted cash.

During the three months ended March 31, 2011, our operating activities provided $41.4 million of cash and cash equivalents, compared to $2.2 million provided during the three months ended March 31, 2010. The $39.2 million increase in cash provided by operating activities resulted primarily from increased monetizations partially offset by increased investments in portfolio companies. During the three months ended March 31, 2011, our financing activities used $45.8 million of cash, compared to $1.8 million during the three months ended March 31, 2010. This $44.0 million increase in cash used by financing activities was due primarily to a $34.5 million net increase in cash held in securitization and restricted cash accounts, a $10.7 million increase in payments of dividends and a $2.4 million increase in payments on borrowings partially offset by a $5.0 million increase in proceeds from our borrowings.

Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2011, as well as liquidity for new origination opportunities and potential dividend distributions.

LIQUIDITY AND CAPITAL RESOURCES

During 2009 and 2010, we implemented a strategic plan designed to establish a foundation for us to reposition our company in future years to close the gap between share price and net asset value, or NAV, and to enhance stockholder value. Initially, in late 2009 and early 2010, we focused our strategic plan on preserving capital, monetizing lower-yielding investments and deleveraging our balance sheet.

Throughout 2011, we expect to continue to monetize our equity investments to no more than 10% to 20% of the fair value of our portfolio over the next few years. We also expect to continue to originate higher-yield investments in portfolio companies that meet our risk and underwriting standards. Future distributions will take into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision.

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

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS

As of March 31, 2011, we reported $527.3 million of borrowings on our Consolidated Balance Sheets at cost. We estimate that the fair value of these borrowings as of March 31, 2011 was approximately $499.3 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		March 31, 2011		December 31, 2010
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$—	$—	$17,434	$17,434
Series 2007-A	October 2012	8,717	8,717	8,717	8,717

Commercial Loan Funding Trust
Variable Funding Note	January 2014(a)	150,000	93,146	150,000	100,251

Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	5,000	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	29,880
SBIC (Maximum borrowing potential)(d)	(e)	150,000	108,600	130,000	108,600

Total borrowings		$701,217	$527,343	$698,651	$546,882

(a)	In January 2011, the lender renewed this facility through January 2013. In conjunction with this renewal, the legal final maturity date became January 2014.
(b)

Amount outstanding excludes $5.0 million of notes that we repurchased in December 2008 for $1.6 million and $8.0 million of notes that we repurchased in April 2010 for $4.4 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(c)

Amount outstanding excludes $10.1 million of notes that we repurchased in December 2008 for $2.4 million and $7.5 million of notes that we repurchased in January 2010 for $2.1 million. The notes that MCG, the parent company, purchased are eliminated from this schedule as part of the consolidation process.

(d)

As of March 31, 2011, we had the potential to borrow up to $150.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $150.0 million in borrowings to the SBIC. To utilize the full $150.0 million borrowing potential approved and committed by the SBIC under this program, we would have had to fund a total of $75.0 million to the SBIC, of which we had funded $49.6 million as of March 31, 2011. Based on our funded capital as of March 31, 2011, Solutions Capital I, L.P., subject to the SBA’s approval, could have borrowed up to an additional $6.0 million to originate investments.

(e)

As of March 31, 2011, we could originate new borrowings, under the $150.0 million commitment made by the SBA, through September 2015. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2025.

Each of our credit facilities has certain collateral requirements and/or financial covenants. As of March 31, 2011, the net worth covenant of our SunTrust Warehouse requires that we maintain a consolidated tangible net worth of not less than $500.0 million, plus 50% of any equity raised after February 26, 2010. As of May 5, 2011, this covenant was amended to net worth of not less than $450 million, plus 50% of any equity raised after February 26, 2009. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As of March 31, 2011, our asset coverage ratio was 233% and we had $6.0 million of unused, currently available borrowing capacity remaining in our SBIC subsidiary (subject to the SBA’s approval) that is exempt from the asset coverage ratio requirements under the SEC exemptive order.

As of March 31, 2011, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

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

PRIVATE PLACEMENT NOTES

As of March 31, 2011, we had one series of fixed-term, unsecured notes, or the Series 2007-A unsecured notes, with a total outstanding balance of $8.7 million and an interest rate of 8.96%. Under the terms of the most recent amended agreement for the Series 2007-A unsecured notes, we are required to offer to repurchase such notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased. We are required to offer to repurchase these notes with 45% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the Series 2007-A unsecured notes as, and when, such sales occur in the event of proceeds of $5.0 million or more or otherwise on a semi-annual basis, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%. When the Series 2007-A unsecured notes mature, we expect to repay these notes with the proceeds from monetizations of our unencumbered investments and unrestricted cash and cash equivalents.

In March 2011, we prepaid in full the Series 2005-A unsecured notes. In connection with the prepayment of the Series 2005-A unsecured notes and pursuant to the terms set forth in the Series 2005-A unsecured notes note purchase agreement, we paid to the noteholders $17.4 million of principal, $0.8 million in accrued interest and $0.9 million in prepayment fees. Prior to the repayment, the Series 2005-A unsecured notes had an interest rate of 9.98%. We initially issued $50.0 million of the Series 2005-A unsecured notes in October 2005 and, prior to the March 2011 prepayment, had repurchased or prepaid in the aggregate $32.6 million in principal.

COMMERCIAL LOAN FUNDING TRUST

As of March 31, 2011, we had a $93.1 million balance outstanding under the MCG Commercial Loan Funding Trust, or SunTrust Warehouse, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. Structured to operate like a revolving credit facility, the SunTrust Warehouse is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that MCG Capital Corporation, the parent, sold to the trust. The SunTrust Warehouse is funded by third parties through the commercial paper market with SunTrust Bank providing a liquidity backstop, subject to SunTrust Bank’s annual liquidity commitment. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. The pool of commercial loans must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs.

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

Under the SunTrust Warehouse, we are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens; (b) limitations on certain investments; (c) limitations on certain restricted payments; (d) maintaining a certain minimum stockholders’ equity; (e) maintaining a ratio of total assets (less total liabilities and indebtedness not represented by senior securities) to total indebtedness represented by senior securities, of the Company and its subsidiaries, of not less than 1.8:1.0; and (f) maintaining minimum liquidity.

In addition to the asset coverage ratio described above, borrowings under the SunTrust Warehouse will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in MCG Commercial Loan Funding Trust’s portfolio.

The following table sets forth the maturity of the SunTrust Warehouse, as well as the maturity of the securitized assets and the March 31, 2011 balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$93,146	$—	$93,146	$—	$—

Collateral
Securitized investments	170,035	22,369	57,914	74,786	14,966
Cash, securitization accounts	9,355	9,355	—	—	—

Total collateral	$179,390	$31,724	$57,914	$74,786	$14,966

COMMERCIAL LOAN TRUST 2006-1

As of March 31, 2011, we had $316.9 million of securitized debt outstanding under the Commercial Loan Trust 2006-1, which matures in April 2018. We retain all of the equity in the securitization. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The securitization includes a five-year reinvestment period ending in July 2011, unless we terminate this facility earlier, during which the trust may use principal collections received on the underlying collateral to purchase new collateral from us. We have the ability to borrow up to an additional $45.0 million under our Series 2006-1 Class A-2 Notes.

The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$316,880	$—	$—	$—	$316,880

Collateral
Fair value of securitized investments	379,037	42,323	74,220	118,001	144,493
Cash, securitization account	61,207	61,207	—	—	—

Total collateral	$440,244	$103,530	$74,220	$118,001	$144,493

We may use the $61.2 million balance of cash in the securitized account, as well as proceeds from principal collections of securitized investments, to originate new loans until July 2011. Thereafter, we must apply the balance of unused cash in the securitized account to the outstanding balance of the Commercial Loan Trust 2006-1. In addition, we must apply principal collections from the securitized investments for this facility to repay the outstanding balance of the facility. Thus, we will likely repay this facility well before its maturity as the investments used to collateralize this facility mature and are monetized.

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of March 31, 2011, the license gave Solutions Capital I, L.P. the potential to borrow up to $150.0 million. In January 2011, the SBA increased the borrowing potential under the license to from $130.0 million to $150.0 million, which is the maximum amount of outstanding leverage available to single-license SBIC companies. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis.

In total, the SBA has approved and committed $150.0 million in borrowings to Solutions Capital I, L.P., subject to certain capital requirements and customary procedures. We may use these funds to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $150.0 million potential borrowing for which we have received approval under this program, we must fund a total of $75.0 million to Solutions Capital I, L.P., of which we have funded $49.6 million as of March 31, 2011. Based on our current funded capital as of March 31, 2011, Solutions Capital I, L.P. may borrow, subject to the SBA’s approval, up to an additional $6.0 million to originate new investments. To access the entire $150.0 million that the SBA has approved and committed, we would have to fund an additional $25.4 million in addition to the $49.6 million that we had funded through March 31, 2011.

SBICs are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that a SBIC will receive SBA guaranteed debenture funding, which is dependent upon continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have superior claim to Solutions Capital I, L.P.’s assets over our stockholders in the event we liquidate Solutions Capital I, L.P. or the SBA exercises its remedies under the SBA-guaranteed debentures issued by Solutions Capital I, L.P. upon an event of default.

The maximum amount of outstanding leverage available to single-license SBIC companies is $150.0 million. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis. In March 2011, we received approval from the SBA to submit our application for a second SBIC license under Solutions Capital II, L.P.

The following table sets forth the maturity of Solutions Capital I, L.P. debentures, as well as the maturity of the assets and the current balance of securitized cash in this borrowing facility as of March 31, 2011.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$108,600	$—	$—	$—	$108,600

Collateral
Fair value of debt investments	139,669	3,207	14,703	98,424	23,335
Fair value of equity investments	17,270	—	—	—	17,270	(a)
Cash, restricted account	16,314	16,314	—	—	—

Total collateral	$173,253	$19,521	$14,703	$98,424	$40,605

(a)	Equity investments do not have a stated maturity date.

As shown in the above table, the collateral in this facility exceeds the outstanding balance.

WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS

The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2010 and 2010:

	For the three months ended
(dollars in thousands)	March 31, 2011	March 31, 2010
Weighted-average borrowings	$545,054	$543,082

Average LIBOR	0.31%	0.26%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.08	2.48
Impact of amortization of deferred debt issuance costs	0.45	0.55

Total cost of funds	2.84%	3.29%

The 2.8% weighted-average cost of funds for 2011 was 45 basis points less than the same period in 2010. This decrease resulted from a 40 basis point decrease in the average spread to LIBOR and a 10 basis point decrease in the impact of amortization of deferred debt issuance costs offset by a 5 basis point increase in the average LIBOR.

LIQUIDITY AND CAPITAL RESOURCES—COMMON STOCK

We are a closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV of such stock, except in limited circumstances, including approval by our stockholders of such a sale and certain determinations by our board of directors.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of March 31, 2011, we had $34.1 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.2 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of March 31, 2011, we had no outstanding guarantees or standby letters of credit.

(in thousands)	As of March 31, 2011
Unused commitments to portfolio companies	Non-Affiliate Investments	Affiliate Investments	Control Investments	Total
Revolving credit facilities	$15,086	$7,684	$2,855	$25,625
Other	2,500	—	6,000	8,500

Total unused commitments to portfolio companies	$17,586	$7,684	$8,855	$34,125

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of March 31, 2011:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations	$316,880	$—	$—	$—	$316,880
Warehouse facility(b)	93,146	—	93,146	—	—
Unsecured notes	8,717	—	8,717	—	—
SBIC	108,600	—	—	—	108,600

Total borrowings	527,343	—	101,863	—	425,480
Interest payments on borrowings(c)	83,165	13,311	24,778	16,119	28,957
Operating and capital leases	4,304	2,300	2,004	—	—

Total contractual obligations	$614,812	$15,611	$128,645	$16,119	$454,437

(a)	Excludes the unused commitments to extend credit to our customers of $34.1 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility are listed based on the contractual maturity due to the revolving nature of the facility.
(c)	Interest payments are based on contractual maturity and the current outstanding principal balance of our borrowings and assume no changes in interest rate benchmarks.

In addition to our borrowings and lease obligations, we have entered into two interest rate swap agreements to manage our interest rate exposure related to our financing facilities. As of March 31, 2011, the swap agreements had a total notional amount of $21.2 million. Under the interest rate swap agreements, we will pay a fixed interest rate and receive a floating rate based on the prevailing three-month LIBOR. Our obligations under these swap agreements would be limited to the difference between these fixed and floating rates accrued on the notional amount. As of March 31, 2011, the fair value of these interest rate swaps was $0.2 million, and was included in our liabilities on our Consolidated Balance Sheets.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities and due to SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. From December 2001 through March 31, 2011, we have declared distributions of $12.30 per share.

The following table summarizes the distributions that we declared since January 1, 2010:

Date Declared	Record Date	Payable Date	Dividends per Share
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11

If we determined the tax attributes of our 2011 distributions as of March 31, 2011, 69% would be from ordinary income and 31% would be a return of capital. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

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

The following table reconciles GAAP net loss to taxable income before deductions for distributions for the three months ended March 31, 2011 and the year ended December 31, 2010:

(in thousands)	Three months ended March 31, 2011	Year ended December 31, 2010
Net loss	$(8,815)	$(13,072)
Difference between book and tax losses on investments	6,255	(52,865)
Net change in unrealized (appreciation) depreciation on investments not taxable until realized	(6,683)	66,674
Capital losses in excess of capital gains	20,356	4,861
Timing difference related to deductibility of long-term incentive compensation	(4,740)	1,594
Taxable interest income on non-accrual loans	1,309	14,857
Dividend income accrued for GAAP purposes that is not yet taxable	(2,497)	(7,368)
Distributions from taxable subsidiaries	294	3,529
Federal tax provision	11	1,801
Other, net	(36)	24

Taxable income before deductions for distributions	$5,454	$20,035

CRITICAL ACCOUNTING POLICIES

These Condensed Consolidated Financial Statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. The following section describes our accounting policies associated with the valuation of our portfolio of investments. For a full discussion of our other critical accounting policies and estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We categorize a financial instrument in the fair value hierarchy based on the lowest level of input that is significant to its fair value measurement. In the event that transfers between these levels were to occur in the future, we would recognize those transfers as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with unique contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous unique inputs, including the historical and forecasted financial and operational performance of the portfolio company, projected cash flows, market multiples, comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs too numerous to list quantitatively herein.

DETERMINATION OF FAIR VALUE IN GOOD FAITH

As a BDC, we invest primarily in illiquid securities, including debt and equity securities of private companies. To protect our investments and maximize our returns, we negotiate the structure of each equity security and the majority of the debt securities in our investment portfolio. Our contracts with our portfolio companies generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership and corporate governance parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In some cases, our loan agreements also allow for increases in the spread to the base index rate, if the portfolio company’s financial or operational performance deteriorates or shows negative variances from its business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the portfolio company’s plan. Generally, our investments are subject to some restrictions on resale and have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation processes require analyses of numerous market, industry and company-specific factors, including the performance of the underlying investment; the financial condition of the portfolio company; changing market events; market prices, when available; and other factors relevant to the individual security.

There is no single approach for determining fair value in good faith. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. As a result, for portfolio investments that do not have an active market, we must apply judgment to the specific facts and circumstances associated with each security to determine fair value.

Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•

Majority-Owned Control Investments—Majority-owned control investments comprise 26.9% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

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

•

Non-Control Investments—Non-control investments comprise 72.8% of our investment portfolio. Quoted prices are not available for 81.5% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2011, these securities represented 13.5% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm, considered new investments made or used market quotes for 99.7% of the fair value of our investment portfolio as of March 31, 2011.

	March 31, 2011
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuations/reviews, recent transactions or market quotes
Independent valuation/review prepared
First quarter 2011	$160,644	$81,216	$241,860	21.8%	37.4%	25.3%
Fourth quarter 2010	147,844	74,317	222,161	20.0	34.3	23.3
Third quarter 2010	125,903	13,343	139,246	17.1	6.2	14.6
Second quarter 2010	75,356	5,487	80,843	10.2	2.5	8.5

Total independent valuations/reviews	509,747	174,363	684,110	69.1	80.4	71.7

Fair value from
Market quotes (Level 2)	125,780	2,639	128,419	17.0	1.2	13.5
Pending sales of investments or letters of intent	15,310	35,657	50,967	2.1	16.4	5.3

Fair value from market quotes and pending sales	141,090	38,296	179,386	19.1	17.6	18.8

New investments made during the 12 months ended March 31, 2011	85,850	2,564	88,414	11.7	1.2	9.2

Total portfolio evaluated	736,687	215,223	951,910	99.9	99.2	99.7

Not evaluated during the 12 months ended March 31, 2011	809	1,630	2,439	0.1	0.8	0.3

Total investment portfolio	$737,496	$216,853	$954,349	100.0%	100.0%	100.0%

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

RECENT ACCOUNTING PRONOUNCEMENTS

TROUBLED DEBT RESTRUCTURING

In April 2011, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-02—A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, or ASU 2011-02. This standard amends previous guidance provided in Accounting Standards Codification 310-40—Receivables—Troubled Debt Restructurings by Creditors. ASU 2011-02 provides additional guidance and criteria on how companies should determine whether a restructuring or refinancing of an existing financial receivable represents a troubled debt restructuring. Companies must assess whether the restructuring or refinancing of an existing financial receivable is a troubled debt restructuring in order to determine how to account for the remaining unamortized portion of certain fees, such as origination fees, associated with the original debt investment. ASU 2011-02 is effective for the first interim period beginning on or after June 15, 2011. We expect to adopt ASU 2011-02 by the quarter ending September 30, 2011. We do not believe that our adoption of this update will have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first three months of 2011, the United States economy continued to show modest improvement and leading economic indicators suggest that the economic recovery may continue during the remainder of 2011. Although the economy has not yet recovered to pre-recession levels, we are cautiously optimistic of the potential for future economic growth.

In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of March 31, 2011, approximately 79.4% of our loan portfolio, at fair value, bore interest at a spread to LIBOR or prime rate, and 20.6% at a fixed interest rate. As of March 31, 2011, approximately 61.3% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 2.25% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.31% as of March 31, 2011. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.

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

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$33,920	$—	$23,244	$—
Prime rate	47,929	—	49,227	—
LIBOR
30-day	56,243	—	92,787	—
60-day	—	—	—	—
90-day	493,048	316,880	478,896	311,880
180-day	19,104	—	—	—
Commercial paper	—	93,146	—	100,251
Fixed rate	208,629	117,317	257,536	134,751

Total	$858,873	$527,343	$901,690	$546,882

Based on our March 31, 2011 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of March 31, 2011, the quarterly average LIBOR was 0.31% and a 100-basis point decrease could not occur:

(dollars in thousands)			Unrealized
Basis Point Change	Interest Income	Interest Expense	(Depreciation)/ Appreciation	Net Loss
100	$2,158	$4,100	$(103)	$(2,045)
200	6,854	8,201	10	(1,337)
300	13,428	12,301	124	1,251

We maintain a portion of our excess cash in secure interest-bearing accounts. As we redeploy additional cash into interest-bearing accounts and we originate new investments, our sensitivity to interest rate fluctuations and our net loss from a hypothetical increase in interest rates should decrease. As of March 31, 2011, we had a total of $133.1 million of unrestricted cash, restricted cash and cash in securitization accounts of which $99.2 million was in non-interest bearing accounts. For each $10.0 million of cash in these non-interest bearing accounts that we redeploy into variable interest rate investments, the net loss from our sensitivity to interest rate fluctuations will decrease by approximately $100,000 for each 100 basis point increase in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended March 31, 2011, there were no new or material developments in legal proceedings.

ITEM 1A.	RISK FACTORS.

Investing in our common stock may be speculative and involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the schedules and exhibits to this Quarterly Report on Form 10-Q.

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The description below includes any material changes to, and supersedes the description of, the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Economic downturns or lingering effects of a capital market disruption and recession could impair our portfolio companies’ financial positions and operating results, which, in turn, could harm our operating results.

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

Even though we have structured some of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investments and subordinate all, or a portion, of our claims to that of other creditors. Holders of debt instruments ranking senior to our investments typically would be entitled to receive payment in full before we receive any distributions. After repaying such senior creditors, such portfolio company may not have any remaining assets to use to repay its obligation to us. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances in which we exercised control over the borrower. It is possible that we could become subject to a lender’s liability claim, including claims associated with significant managerial assistance that we may have provided to our portfolio companies.

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

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. For example, as of March 31, 2011, our investments in communications companies represented 13.1% of the fair value of our portfolio. Of the 13.1% investment, 11.0% represented investments in CLECs and 2.1% represented investments in other communications companies. Typically, companies in the communications industries face a variety of risks that could have an adverse impact on their financial performance and fair value, including, but not limited to: competition with both traditional communications companies and other non-traditional service providers; ability to integrate technological developments; managing the obsolescence of their equipment and facility infrastructure; and exposure to natural or man-made disasters.

If an industry in which we have significant investments or revenue concentrations suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our financial results could be affected adversely if a significant portfolio investment fails to perform as expected or if the value of a portfolio company decreases.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be affected adversely and the magnitude of the loss could be more significant than if we had made smaller investments in a greater number of companies.

Broadview Network Holdings, Inc., or Broadview, a CLEC serving primarily business customers, is our largest portfolio investment. As of March 31, 2011, we held preferred stock in Broadview with a $78.7 million fair value.

As of March 31, 2011, our investment in Broadview represented 8.2% of the fair value of our investment portfolio. If Broadview’s performance deteriorates or valuation multiples contract further in future periods, we may be required to recognize additional unrealized depreciation on this investment. Our ability to recognize income from our investment in Broadview in future periods depends on the performance and value of Broadview.

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

We may be unable to monetize assets in a challenging market environment that may preclude buyers from making investments at the fair values established by our board of directors. We are susceptible to the risk of significant loss, if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations, meet our liability maturities and maintain compliance with our debt covenants. In addition, if the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, pay dividends and could cause us to breach certain covenants in our credit facilities, which could materially impair our business operations. Further asset value degradation may result from circumstances that we may be unable to control, such as a severe decline in the value of the U.S. dollar, a protracted economic downturn or an operational problem that affects third parties or us. Ongoing disruptive conditions could cause our stock price and NAV to decline, restrict our business operations and adversely impact our results of operations and financial condition. As of March 31, 2011, our common stock was trading at $6.52 per share, or at 86.7% of NAV.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of March 31, 2011, approximately 79.4% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and approximately 20.6% of the fair value of our loan portfolio was at fixed rates. The weighted-average LIBOR interest rate was 0.31% as of March 31, 2011. As of March 31, 2011, approximately 61.3% of the fair value of our loan portfolio had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 2.25% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

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

The economic recession in the United States resulted in a reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular. The effects of the recession continue to constrain us and other companies in the financial services sector, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow. In addition, the available debt capital may be at a higher cost and/or less favorable terms and conditions. Equity capital is, and may continue to be, difficult to raise because we generally are not able to issue and sell our common stock at a price below NAV per share without stockholder approval. These economic and market conditions and inability to raise capital have had a negative effect on our origination process, curtailed our ability to grow and had a negative impact on our liquidity and operating results. The prolonged inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and have an adverse impact on our operating results.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then-current NAV per share of our common stock or if we issue debt securities that are convertible into shares of our common stock.

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

If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then-

current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sale price and the NAV per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot currently be predicted.

If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

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

If we were to continuously fail to qualify as a BDC, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a BDC, see the disclosure under the caption Item 1. Business—Regulation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We have substantial indebtedness and, if we do not service our debt arrangements adequately, our business could be harmed materially.

As of March 31, 2011, we had $527.3 million of outstanding borrowings under our debt facilities. As of March 31, 2011, the weighted-average annual interest rate on all of our outstanding borrowings was 2.5%, excluding the amortization of deferred debt issuance costs. Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our warehouse financing facility, or SunTrust Warehouse, funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., and our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, these facilities include various affirmative and negative covenants, as well as certain cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could, in certain circumstances, constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period the lenders thereunder would have the ability to, in certain circumstances, accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, in the event of a default on these loans held by the trusts, we bear losses to the extent that the fair value of our collateral exceeds our borrowings. The fair value of our excess collateral was $233.9 million as of March 31, 2011.

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

Under the terms of our Series 2007-A unsecured notes we are also subject to financial and operating covenants that restrict our business activities, including our ability to incur certain additional indebtedness, effect debt and stock repurchases in specified circumstances or through the use of borrowings or unrestricted cash, or pay dividends above certain levels.

Decreases in the fair values of our portfolio company investments, which we record as unrealized depreciation, could affect certain covenants in our credit facilities. Our SunTrust Warehouse requires that we maintain a consolidated tangible net worth of not less than $500.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009. In the event that our investments experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities, pursuant to which our lenders might, among other things, require full and immediate payment. The Series 2007-A unsecured notes require that we maintain a consolidated stockholders’ equity of $500.0 million for the periods ending as of and after December 31, 2008. As of March 31, 2011, our stockholders’ equity was $557.1 million.

In addition to the credit facility, Solutions Capital I, L.P. has issued SBA debentures that require our SBIC to generate sufficient cash flow to make required interest payments. Further, Solutions Capital I, L.P. must maintain a minimum capitalization that if impaired could materially and adversely affect our liquidity, financial condition and results of operations. Our borrowings under our SBA debentures are collateralized by the assets of Solutions Capital I, L.P.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common stock, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions until we are in compliance with the 200% threshold requirement. As of March 31, 2011, our asset coverage ratio was 233%.

If we are not able to refinance or renew our debt or are not able to do so on favorable terms, our operations could be affected adversely.

As of March 31, 2011, we had $527.3 million of borrowings. In January 2011, the liquidity facility that supports our SunTrust Warehouse was renewed through January 2013.

Absent any acceleration events, the SunTrust Warehouse matures in January 2014 and the Series 2007-A unsecured notes mature in October 2012. We cannot be certain that we will be able to renew our credit facilities as they mature or to establish new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to renew or refinance such facilities and establish new facilities, at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under such facilities and are declared in default or if we are unable to renew or refinance these facilities, our operations could be affected adversely.

In addition to the SunTrust Warehouse, Solutions Capital I, L.P. has issued SBA debentures that require our SBIC to generate sufficient cash flow to make required interest payments. Further, Solutions Capital I, L.P. must maintain a minimum capitalization that if impaired could materially and adversely affect our liquidity, financial condition and results of operations. Our borrowings under our SBA debentures are collateralized by the assets of Solutions Capital I, L.P.

Our continued compliance with these requirements depends on many factors, some of which are beyond our control. Material net asset devaluation in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity.

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

In the event that our asset coverage ratio falls below 200%, we will be unable to make distributions until our asset coverage ratio improves. If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level. As of March 31, 2011, our asset coverage ratio was 233%. From December 2001 through March 31, 2011, we declared distributions totaling $12.30 per common share. Due to the recent market dislocation, we suspended our distributions from the third quarter of 2008 through the first quarter of 2010. We reinstated our distribution on April 29, 2010 and have continued to declare quarterly dividend since that time; however, there can be no assurance that distributions will continue in the future.

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

SBA regulations currently limit the amount that a single-license SBIC subsidiary may borrow up to a maximum of $150.0 million when it has at least $75.0 million in private capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of March 31, 2011, our SBIC subsidiary had investments in 14 portfolio companies with a total fair value of $156.9 million.

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

The trading price of our common stock following an offering may fluctuate substantially. The price of the common stock that will prevail in the market after an offering may be higher or lower than the price you paid and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be related directly to our operating performance. The market price and the liquidity of the market for our shares may from time to time be affected by a number of factors, which include, but are not limited to, the following:

•	our quarterly results of operations;

•	our origination activity, including the pace of, and competition for, new investment opportunities;

•	price and volume fluctuations in the overall stock market from time to time;

•	investors’ general perception of our company, the economy and general market conditions;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	the financial performance of the specific industries in which we invest on a recurring basis, including without limitation, our investments in the communications, cable and healthcare industries;

•	significant transactions or capital commitments by us or our competitors;

•	significant volatility in the market price and trading volume of securities of BDCs or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls or short trading positions;

•	potential future sales of debt securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	changes in laws or regulatory policies or tax guidelines with respect to BDCs or RICs;

•	loss of RIC status;

•	the loss of a major funding source, including one of our lenders;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; or

•	departures of key personnel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As part of our dividend reinvestment plan for our common stockholders, we may direct the plan administrator to purchase shares of our common stock on the open market to satisfy dividend reinvestment requests related to dividends that we pay on outstanding shares of our common stock. In addition, for certain employees, we may be deemed to have purchased through the net issuance of shares, a portion of the shares of restricted stock previously issued under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, for which the forfeiture provisions have lapsed to satisfy the respective employee’s income tax withholding obligations. We retire immediately all such shares of common stock that we purchase in connection with such net issuance to employees. The following table summarizes the shares of common stock that we have purchased during each of the three months ended March 31, 2011.

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2011
Dividend reinvestment requirements(a)	6,921	$7.10	(b)	n/a	n/a

February 1 – 28, 2011	—	$—		n/a	n/a

March 1 – 31, 2011
Restricted stock vesting(c)	176,188	$6.62	(d)	n/a	n/a

Total shares /weighted average price paid	183,109	$6.64		n/a	n/a

(a)	Represents stock purchased on the open market to satisfy dividend reinvestment requests related to the dividend we paid on January 6, 2011.
(b)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.
(c)

Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock. Includes 20,344 shares repurchased from an executive in connection with the net issuance of shares to satisfy the executive’s tax withholding obligations in connection with the vesting of restricted stock upon the executive’s resignation.

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

Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q

10.1	Amendment No. 2 to Amended and Restated Sale and Servicing Agreement, by and among MCG Capital Corporation, MCG Commercial Loan Funding Trust; Three Pillars Funding LLC; SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, dated as of January 25, 2011	8-K (0-33377)	January 27, 2011	10.1

15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.3	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCG Capital Corporation

Date: May 9, 2011	By:	/s/ STEVEN F. TUNNEY Sr
Steven F. Tunney Sr
Chief Executive Officer

Date: May 9, 2011	By:	/s/ STEPHEN J. BACICA
Stephen J. Bacica
Chief Financial Officer

Date: May 9, 2011	By:	/s/ LINDA A. NIMMONS
Linda A. Nimmons
Chief Accounting Officer