Form 10-Q
period 2011-06-30
MCG CAPITAL CORP
filed 2011-08-04
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 28, 2011, there were 77,035,877 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)	June 30, 2011	December 31, 2010
	(unaudited)

Assets

Cash and cash equivalents	$65,847	$44,970

Cash, securitization accounts	93,582	42,245

Cash, restricted	42,154	29,383

Investments at fair value
Non-affiliate investments (cost of $588,143 and $684,785, respectively)	604,202	646,116
Affiliate investments (cost of $43,442 and $43,721, respectively)	54,110	53,300
Control investments (cost of $460,507 and $517,167, respectively)	190,789	310,289

Total investments (cost of $1,092,092 and $1,245,673, respectively)	849,101	1,009,705

Interest receivable	2,248	5,453

Other assets	13,124	13,521

Total assets	$1,066,056	$1,145,277

Liabilities

Borrowings (maturing within one year of $0 and $18,858, respectively)	$511,210	$546,882

Interest payable	2,620	2,291

Dividends payable	13,101	10,735

Other liabilities	5,092	7,353

Total liabilities	532,023	567,261

Stockholders’ equity

Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—

Common stock, par value $0.01, authorized 200,000 shares on June 30, 2011 and December 31, 2010, 77,046 issued and outstanding on June 30, 2011 and 76,662 issued and outstanding on December 31, 2010	770	767

Paid-in capital	1,008,553	1,008,823

Distributions in excess of earnings
Paid-in capital	(166,029)	(166,029)
Other	(66,012)	(28,555)

Net unrealized depreciation on investments	(243,249)	(236,990)

Total stockholders’ equity	534,033	578,016

Total liabilities and stockholders’ equity	$1,066,056	$1,145,277

Net asset value per common share at end of period	$6.93	$7.54

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$16,221	$15,079	$33,779	$29,925
Affiliate investments (5% to 25% owned)	1,775	783	2,918	1,765
Control investments (more than 25% owned)	2,192	5,291	6,927	11,074

Total interest and dividend income	20,188	21,153	43,624	42,764

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	420	443	927	465
Control investments (more than 25% owned)	600	172	960	285

Total advisory fees and other income	1,020	615	1,887	750

Total revenue	21,208	21,768	45,511	43,514

Operating expense
Interest expense	3,945	4,383	7,818	8,856
Employee compensation
Salaries and benefits	2,908	3,742	6,884	8,538
Amortization of employee restricted stock awards	406	1,123	1,030	2,350

Total employee compensation	3,314	4,865	7,914	10,888
General and administrative expense	2,711	3,670	5,538	6,481

Total operating expense	9,970	12,918	21,270	26,225

Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision	11,238	8,850	24,241	17,289

Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	(19,652)	2,722	(47,569)	455
Affiliate investments (5% to 25% owned)	1	—	(916)	—
Control investments (more than 25% owned)	11,145	(1,979)	12,352	(1,979)

Total net realized (loss) gain on investments	(8,506)	743	(36,133)	(1,524)

Net unrealized depreciation on investments
Non-affiliate investments (less than 5% owned)	23,195	2,569	54,728	7,299
Affiliate investments (5% to 25% owned)	(358)	278	1,089	1,478
Control investments (more than 25% owned)	(36,561)	(16,832)	(62,840)	(22,946)
Derivative and other fair value adjustments	782	276	764	363

Total net unrealized depreciation on investments	(12,942)	(13,709)	(6,259)	(13,806)

Net investment loss before income tax provision	(21,448)	(12,966)	(42,392)	(15,330)

Gain (loss) on extinguishment of debt before income tax provision	—	3,490	(863)	3,432
Income tax provision	8	124	19	186

Net (loss) earnings	$(10,218)	$(750)	$(19,033)	$5,205

(Loss) earnings per basic and diluted common share	$(0.13)	$(0.01)	$(0.25)	$0.07
Cash distributions declared per common share	$0.17	$0.11	$0.32	$0.11
Weighted-average common shares outstanding—basic and diluted	76,343	75,392	76,056	76,424

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Six months ended June 30,
(in thousands, except per share amounts)	2011	2010
Increase (decrease) in net assets from operations
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision	$24,241	$17,289
Net realized loss on investments	(36,133)	(1,524)
Net unrealized depreciation on investments	(6,259)	(13,806)
(Loss) gain on extinguishment of debt	(863)	3,432
Income tax provision	(19)	(186)

Net (loss) income	(19,033)	5,205

Distributions to stockholders
Distributions declared	(24,683)	(8,421)
Dividends forfeited	—	7

Net decrease in net assets resulting from stockholder distributions	(24,683)	(8,414)

Capital share transactions
Amortization of restricted stock awards
Employee	1,030	2,350
Non-employee director	28	40
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(1,314)	—
Net forfeitures of restricted common stock	(11)	(9)

Net (decrease) increase in net assets resulting from capital share transactions	(267)	2,381

Total decrease in net assets	(43,983)	(828)

Net assets
Beginning of period	578,016	615,683

End of period	$534,033	$614,855

Net asset value per common share at end of period	$6.93	$8.03
Common shares outstanding at end of period	77,046	76,557

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities
Net (loss) income	$(19,033)	$5,205
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Investments in portfolio companies	(180,294)	(80,614)
Principal collections related to investment repayments or sales	277,299	57,970
Decrease (increase) in interest receivable, accrued payment-in-kind interest and dividends	24,108	(4,911)
Amortization of restricted stock awards
Employee	1,030	2,350
Non-employee director	28	40
Decrease (increase) in cash—securitization accounts from interest collections	(2,503)	1,575
Increase in restricted cash—escrow accounts	(7,518)	—
Depreciation and amortization	1,765	2,088
Decrease in other assets	449	439
Decrease in other liabilities	(1,745)	(4,339)
Realized loss on investments	36,133	1,524
Net change in unrealized depreciation on investments	6,259	13,806
Loss (gain) on extinguishment of debt	863	(3,432)

Net cash provided by (used in) operating activities	136,841	(8,299)

Cash flows from financing activities
Payments on borrowings	(41,535)	(34,138)
Proceeds from borrowings	5,000	14,000
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	(48,834)	16,121
Restricted cash	(5,253)	4,065
Payment of financing costs	(1,700)	(1,729)
Distributions paid	(22,317)	—
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(1,314)	—
Net forfeitures of restricted common stock	(11)	(9)

Net cash used in financing activities	(115,964)	(1,690)

Net increase (decrease) in cash and cash equivalents	20,877	(9,989)

Cash and cash equivalents
Beginning balance	44,970	54,187

Ending balance	$65,847	$44,198

Supplemental disclosure of cash flow information
Interest paid	$6,290	$7,589
Income taxes paid	312	200
Paid-in-kind interest collected	18,044	4,818
Dividend income collected	12,053	956

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2011 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Broadview Networks Holdings, Inc.(6)	Communications	Series A Preferred Stock (12.0%, 87,254 shares)		$81,984	$24,830
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,496	28,657
		Series B Preferred Stock (12.0%, 1,282 shares)		100	365
		Class A Common Stock (4,731,031 shares)		—	—
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (4.2%, Due 12/16)(1)	$19,114	16,648	17,018
		Subordinated Debt (2.5%, Due 12/16)(1)(7)	10,880	6,976	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—
Intran Media, LLC (6)	Other Media	Senior Debt (9.5%, Due 12/15)(1)(7)	9,500	9,247	4,235
		Series A Preferred Units (10.0%, 36,300 units)		9,095	—
		Series B Preferred Units (10.0%, 12,700 units)		3,000	—
		Series C Preferred Units (10.0%, 15,000 units)		1,250	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt A (9.2%, Due 3/15)(1)	14,782	14,736	14,736
		Senior Debt B (7.2%, Due 6/15)(1)(7)	23,359	19,237	20,741
		Senior Debt C (2.5%, Due 6/16)(7)	5,015	5,000	—
		Senior Debt D (2.5%, Due 3/13-9/16)(7)	28,834	21,560	—
		Series B Preferred Stock (8.0%, 10,000 shares)		10,000	—
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—
MTP Holding, LLC(6)	Communications	Common LLC Interest (79,171 units)		1	—
NPS Holding Group, LLC(2)(5)(6)	Business Services	Senior Debt Revolver (6.3%, Due 6/13)(1)(7)	3,867	2,360	3,863
		Senior Debt A1 (6.3%, Due 6/13)(1)(7)	9,157	3,470	5,456
		Senior Debt A2 (6.3%, Due 6/13)(1)(7)	2,069	1,905	—
		Senior Debt A3 (6.3%, Due 6/13)(1)(7)	15,324	6,228	—
		Series A Preferred Units (504 units)		50	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Units (36,500 units)		—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (10.0%, Due 2/13)(1)	18,580	18,483	18,483
		Preferred LLC Interest (10.0%, 150,000 units)(1)		17,485	17,279
PremierGarage Holdings, LLC(2)(6)	Home Furnishings	Senior Debt (7.9%, Due 12/10-9/11)(1)(7)	11,198	9,498	994
		Preferred LLC Units (400 units)		400	—
		Common LLC Units (79,935 units)		4,971	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (7.5%, Due 12/12)(1)	8,176	8,176	8,176
		Subordinated Debt (15.0%, Due 12/12)(1)	10,373	10,363	10,363
		Preferred LLC Interest (19.7%, 70,000 units)		8,918	15,593
Total Sleep Holdings, Inc.(2)(6)	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	13,574	11,780	—
		Unsecured Note (0.0%, Due 9/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—

Total Control Investments (represents 22.5% of total investments at fair value)				460,507	190,789

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2011 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.6%, Due 1/14)(1)	$5,596	$5,584	$5,584
		Subordinated Debt (16.0%, Due 1/14)(1)	5,499	5,467	5,467
		Series A Preferred Stock (20.0%, 49 shares)		328	82
		Series B Preferred Stock (1,000 shares)		—	362
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—
Cherry Hill Holdings, Inc.	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		750	769
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (14.0%, Due 3/16)(1)	7,835	7,195	7,362
		Series A Preferred Stock (10.0%, 2,292 shares)(1)		2,312	2,312
		Common Stock (4,751 shares)(1)		472	619
Stratford School Holdings, Inc.(2)	Education	Senior Debt (7.5%, Due 12/15)(1)	19,000	18,899	18,899
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		63	8,441
		Warrants to purchase Common Stock (expire 5/15)(1)		—	2,713
Velocity Technology Enterprises, Inc.(2)(6)	Business Services	Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 6.4% of total investments at fair value)				43,442	54,110

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2011 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Allen’s T.V. Cable Service, Inc.(12)	Cable	Senior Debt (7.3%, Due 12/12)(1)	$4,480	$4,469	$4,469
		Subordinated Debt (10.0%, Due 12/12)(1)	2,373	2,354	2,333
		Warrants to purchase Common Stock (expire 11/15)		—	65
Bentley Systems, Incorporated	Information Services	Senior Debt (5.8%, Due 12/16)(1)	9,950	9,857	10,012
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (9.5%, Due 12/15)(1)	18,841	18,648	18,648
Coastal Sunbelt Holding, Inc.(2)	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	21,011	20,841	20,841
		Subordinated Debt (16.0%, Due 8/15)(1)	9,039	8,959	9,060
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,257	2,253	2,253
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,735	4,710
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.9%, Due 6/13)(1)	7,933	7,782	7,290
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (13.0%, Due 12/13)(1)(8)	25,630	22,878	19,136
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	574	530
Data Based Systems International, Inc.	Business Services	Subordinated Debt (14.0%, Due 8/16)(1)	9,126	8,939	9,126
Education Management, Inc.	Education	Senior Debt (9.3%, Due 6/15)(1)	25,000	24,740	24,740
Focus Brands Inc.	Restaurants	Senior Debt (5.3%, Due 11/16)(1)	10,524	10,523	10,632
G&L Investment	Insurance	Subordinated Debt (9.8%, Due 5/14)(1)	17,500	17,127	17,017
Holdings, LLC(2)		Series A Preferred Shares (14.0%, 5,000,000 shares)		8,191	8,191
		Class C Shares (621,907 shares)		529	50
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,046	2,550
Goodman Global, Inc.	Manufacturing	Senior Debt (5.8%, Due 10/16)(1)	5,970	6,004	5,996
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (12.9%, Due 9/11-12/13)(1)	28,123	27,894	27,894
		Series B Preferred Units (12.5%, 4,213,333 units)		4,974	7,901
Harron Communications, LP(2)	Cable	Senior Debt (5.3%, Due 10/17)(1)	5,985	5,967	5,991
Haws Corporation	Manufacturing	Senior Debt (10.5%, Due 12/15)(1)	17,500	17,298	17,298
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,638	6,638
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(10)		422	28,207
Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)		2,185	21
LMS INTELLIBOUND, INC.(2)	Logistics	Senior Debt (8.5%, Due 3/14–6/14)(1)	19,740	19,513	19,513
		Subordinated Debt (16.0%, Due 9/14)(1)	7,001	6,896	7,037
Mailsouth, Inc.	Publishing	Senior Debt (6.8%, Due 12/16)(1)	4,988	4,920	4,981
Maverick Healthcare	Healthcare	Preferred Units (10.0%, 1,250,000 units)		1,659	1,791
Equity, LLC		Class A Common Units (1,250,000 units)		—	576
Metropolitan	Communications	Senior Debt (8.0%, Due 3/14-12/16)(1)	25,770	25,591	25,591
Telecommunications Holding Company(2)
Miles Media Group, LLC(2)	Business Services	Senior Debt (12.5%, Due 6/16)(1)	17,738	17,409	17,256
		Warrants to purchase Class A Units (expire 3/21) (1)		123	724
MLM Holdings, Inc.	Information Services	Senior Debt (7.0%, Due 12/16)(1)	14,391	14,194	14,400
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (13.8%, Due 9/14)(1)	29,713	29,543	28,743
		Series A Preferred Units (516,691 units)		718	—
		Series B Convertible Preferred Units (165,003 units)		143	281
		Class A Common Units (1,000,000 units)		333	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2011 (unaudited)

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (3.2%, Due 7/14)(1)	$3,014	$2,859	$2,769
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (7.5%, Due 4/16)(1)	4,950	5,004	4,978
Philadelphia Media Network, Inc.(6)	Newspaper	Class A Common Stock (1,000 shares)		5,070	50
Qualawash Holdings LLC	Repair Services	Subordinated Debt (12.0%, Due 1/16)(1)	20,000	19,819	19,819
Sagamore Hill Broadcasting, LLC(2)(14)	Broadcasting	Senior Debt (14.0%, Due 8/14)(1)	27,445	26,652	27,334
Sally Holdings, LLC	Cosmetics	Senior Debt (2.4%, Due 11/13)(1)	9,388	9,400	9,393
Savvis Communications Corporation(13)	Business Services	Senior Debt (6.8%, Due 8/16)(1)	9,925	9,974	9,990
SC Academy Holdings, Inc.	Education	Subordinated Debt (12.0%, Due 7/16)(1)	13,500	13,387	13,528
Scotsman Industries, Inc.	Manufacturing	Senior Debt (5.8%, Due 4/16)(1)	5,500	5,499	5,520
Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt (14.3%, Due 2/17)(1)	11,973	11,860	12,100
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (10.3%, Due 5/15)(1)	11,050	10,902	10,902
Softlayer Technologies, Inc.	Business Services	Senior Debt (7.3%, Due 11/16)(1)	13,930	13,774	14,037
Summit Business Media	Information	Class E Series I Units (636 units)(1)		4,120	212
Parent Holding Company, LLC(6)(11)	Services	Class E Series II Units (276 units) (1)		1,788	—
Sunshine Media Group, Inc.(2)(6)	Publishing	Warrants to purchase Common Stock (expire 1/21)		—	—
Tank Intermediate Holding Corp.	Manufacturing	Senior Debt (5.0%, Due 4/16)(1)	5,660	5,646	5,675
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (6.0%, Due 12/16)(1)	9,750	9,630	9,801
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (7.3%, Due 6/14)(1)	12,500	12,500	12,582
The Telx Group, Inc.	Business Services	Senior Debt (7.3%, Due 6/15)(1)	13,860	13,377	13,860
Virtual Radiologic Corp.	Healthcare	Senior Debt (7.8%, Due 12/16)(1)	13,950	13,748	13,811
Visant Corporation	Consumer Products	Senior Debt (5.3%, Due 9/11)(1)	5,125	5,141	5,108
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
Xpressdocs Holdings,	Business	Senior Debt (11.7%, Due 4/12-4/13)(1)	19,134	18,938	19,132
Inc.(2)	Services	Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 71.1% of total investments at fair value)				588,143	604,202

Total Investments				$1,092,092	$849,101

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

June 30, 2011 (unaudited)

(dollars in thousands)

Counterparty	Instrument	Interest Rate	Expiring	Notional	Cost	Fair Value(a)
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	13.0%	08/11	$12,500	$—	$(73)
	Interest Rate Swap—Pay Fixed/Receive Floating	9.0%	08/11	8,681	—	(50)

Total Interest Rate Swaps				$21,181	$—	$(123)

(a)	We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (14.0%, Due 3/14)(1) (13)	$15,182	$15,115	$15,115
		Preferred Units (10.8%, 17,100 units)(1) (13)		23,151	35,371
		Warrants to purchase Class B Common Stock		—	—
Broadview Networks Holdings, Inc.(6)	Communications	Series A Preferred Stock (12.0%, 87,254 shares)		81,984	47,477
		Series A-1 Preferred Stock (12.0%, 100,702 shares)		77,495	54,794
		Series B Preferred Stock (12.0%, 1,282 shares)		100	698
		Class A Common Stock (4,731,031 shares)		—	—
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (4.3%, Due 12/16)(1)	23,720	21,240	21,656
		Subordinated Debt (14.0%, Due 12/16)(1)(7)	10,446	6,975	—
		Subordinated Unsecured Debt (16.0%, Due 12/16)(7)	1,248	1,000	—
		Class B Voting Units (8.0%, 86,700 units)		9,071	—
Intran Media, LLC	Other Media	Senior Debt (9.5%, Due 12/11)(1)	9,200	9,164	7,430
		Series A Preferred Units (10.0%, 86,000 units)		9,095	—
		Series B Preferred Units (10.0%, 30,000 units)		3,000	—
Jet Plastica Investors,	Plastic Products	Senior Debt (13.3%, Due 12/12)(1)	14,052	13,990	13,990
LLC(2)		Subordinated Debt A (15.2%, Due 3/13)(1)(7)	22,038	19,365	7,143
		Subordinated Debt B (17.0%, Due 3/13)(1)(7)	27,485	21,560	—
		Preferred LLC Interest (8.0%, 301,595 units)		34,014	—
MTP Holding, LLC(6)	Communications	Common LLC Interest (79,171 units)		1	—
NPS Holding	Business	Senior Debt A1 (6.0%, Due 6/13)(1)(7)	4,702	3,470	3,348
Group, LLC(2)(5)(6)	Services	Senior Debt A2 (6.0%, Due 6/13)(1)(7)	2,070	1,905	—
		Senior Debt A3 (6.0%, Due 6/13)(1)(7)	7,872	6,228	—
		Series A Preferred Units (347 units)		—	—
		Series B Preferred Units (5.0%, 10,731 units)		10,731	—
		Common Units (36,500 units)		—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (9.0%, Due 3/12)(1)	14,915	14,874	14,874
		Preferred LLC Interest (10.0%, 120,000 units)		14,138	13,515
PremierGarage Holdings, LLC(2)(6)	Home Furnishings	Senior Debt (8.0%, Due 12/10-9/11)(1)(7)	10,441	8,998	5,916
		Preferred LLC Units (400 units)		400	—
		Common LLC Units (79,935 units)		4,971	—
RadioPharmacy	Healthcare	Senior Debt (7.0%, Due 10/11)(1)	8,500	8,500	8,500
Investors, LLC(2)		Subordinated Debt (15.0%, Due 12/12)(1)	10,372	10,357	10,357
		Preferred LLC Interest (8.0%, 70,000 units)		8,123	7,219
Superior Industries	Sporting Goods	Subordinated Debt (16.0%, Due 3/13)(1)	23,662	23,603	23,603
Investors, LLC(2)		Preferred Units (8.0%, 125,400 units)		16,495	19,283
Total Sleep Holdings,	Healthcare	Subordinated Debt (8.0%, Due 9/11)(7)	13,044	11,780	—
Inc.(2)(6)		Unsecured Note (0.0%, Due 6/11)(7)	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)		3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)		21,149	—
		Common Stock (40,469 shares)		1,000	—

Total Control Investments (represents 30.7% of total investments at fair value)				517,167	310,289

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (13.6%, Due 10/11)(1)	$5,355	$5,322	$5,322
		Subordinated Debt (16.0%, Due 4/12)(1)	5,336	5,285	5,274
		Series A Preferred Stock (20.0%, 49 shares)		297	104
		Common Stock (423 shares)		524	—
		Warrants to purchase Common Stock (expire 10/16)		348	—
Cherry Hill Holdings, Inc.	Entertainment	Series A Preferred Stock (10.0%, 750 shares)		945	1,076
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (14.0%, Due 3/16)(1)	7,756	7,074	7,074
		Series A Preferred Stock (10.0%, 1,987 shares)(1)		1,983	1,983
		Common Stock (4,135 shares)(1)		410	410
Stratford School	Education	Senior Debt (7.5%, Due 12/15)(1)	19,000	18,885	18,885
Holdings, Inc.(2)		Series A Convertible Preferred Stock (12.0%, 10,000 shares)		3	8,534
		Warrants to purchase Common Stock (expire 5/15)(1)		—	2,910
Sunshine Media	Publishing	Common Stock (145 shares)		581	116
Delaware, LLC(2)(6)		Class A LLC Interest (8.0%, 563,808 units)		564	112
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)		—	—
Velocity Technology Enterprises, Inc.(2)(6)	Business Services	Series A Preferred Stock (1,506,602 shares)		1,500	1,500

Total Affiliate Investments (represents 5.3% of total investments at fair value)				43,721	53,300

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Non-Affiliate Investments (less than 5% owned):
Active Brands International, Inc.(2)(6)	Consumer Products	Senior Debt (10.4%, Due 6/12)(1)(7)	$29,263	$26,328	$1,939
		Subordinated Debt (17.0%, Due 9/12)(1)(7)	18,066	12,053	—
		Class A-1 Common Stock (3,056 shares)		3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)		331	—
Allen’s T.V. Cable	Cable	Senior Debt (7.3%, Due 12/12)(1)	5,080	5,069	5,069
Service, Inc.(12)		Subordinated Debt (10.0%, Due 12/12)(1)	2,415	2,384	2,343
		Warrants to purchase Common Stock (expire 11/15)		—	47
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (9.5%, Due 12/15)(1)	29,250	28,935	28,935
Coastal Sunbelt	Food Services	Senior Debt (9.1%, Due 8/14-2/15)(1)	21,411	21,239	21,239
Holding, Inc.(2)		Subordinated Debt (16.0%, Due 8/15)(1)	8,859	8,795	8,795
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (15.0%, Due 7/12)	2,257	2,251	2,251
		Series A-2 Preferred Stock (12.0%, 20,000 shares)		2,656	2,318
		Warrants to purchase Class B Common Stock		—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (14.9%, Due 06/13)(1)	7,690	7,531	6,889
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (13.0%, Due 12/13)(1)(8)	24,630	22,855	17,365
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (3.0%, Due 12/16)(7)	600	583	518

Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (11.0%, Due 5/12)(1)	3,387	3,343	3,343
Equibrand Holding Corporation(2)	Leisure Activities	Senior Debt (9.5%, Due 6/11)(1)	4,244	4,234	4,234
		Subordinated Debt (17.0%, Due 12/11)(1)	10,142	10,109	10,109
Focus Brands Inc.	Restaurants	Senior Debt (7.3%, Due 11/16)(1)	11,018	11,047	11,150
G&L Investment	Insurance	Subordinated Debt (9.8%, Due 5/14)(1)	17,500	17,129	17,129
Holdings, LLC(2)		Series A Preferred Shares (14.0%, 5,000,000 shares)		7,651	7,651
		Class C Shares (621,907 shares)		529	213
Golden Knight II CLO, Ltd.(6)	Diversified Financial Services	Income Notes (8.0%, Due 4/19)		3,038	2,395
Goodman Global, Inc.	Business Services	Senior Debt (5.8%, Due 10/16)(1)	2,993	2,993	3,013
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (12.9%, Due 12/13)(1)	26,130	25,980	25,980
		Series B Preferred Units (12.5%, 4,213,333 units)		4,679	5,052
Haws Corporation	Manufacturing	Senior Debt (10.5%, Due 12/15)(1)	22,500	22,230	22,230
Interactive Data Corporation	Diversified Financial Services	Senior Debt (6.8%, Due 01/17) (1)	9,950	10,040	10,094
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)		6,431	6,431
		Subordinated Preferred Stock (109,800 shares)		1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(10)		423	27,798
Knology Inc.	Cable	Senior Debt (5.5%, Due 10/16)(1)	6,090	6,098	6,133
Lambeau Telecom Company, LLC(6)	Communications	Senior Debt (12.0%, Due 2/13)(7)	1,067	1,002	675
Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)		2,185	17
LMS INTELLIBOUND,	Logistics	Senior Debt (8.7%, Due 3/14–6/14)(1)	16,320	16,114	16,114
INC.(2)		Subordinated Debt (16.0%, Due 9/14)(1)	7,000	6,879	6,879
Mailsouth, Inc.	Publishing	Senior Debt (7.0%, Due 12/16)	5,000	4,925	4,950
Massage Envy, LLC	Leisure Activities	Senior Debt (11.0%, Due 12/14)(1)	10,222	10,023	10,023
Maverick Healthcare	Healthcare	Subordinated Debt (16.0%, Due 4/14)(1)	13,357	13,223	13,223
Equity, LLC		Preferred Units (10.0%, 1,250,000 units)		1,580	1,710
		Class A Common Units (1,250,000 units)		—	271

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Investment(9)	Principal	Cost	Fair Value
Metropolitan	Communications	Senior Debt (8.0%, Due 3/14-12/16)(1)	$27,770	$27,534	$27,534
Telecommunications Holding Company(2)
Miles Media Group, LLC(2)	Business Services	Senior Debt (12.5%, Due 6/13)(1)	16,238	16,049	16,049
MLM Holdings, Inc.	Information Services	Senior Debt (7.0%, Due 12/16)(1)	14,464	14,248	14,301
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (14.8%, Due 9/14)(1)	30,132	29,928	29,928
		Series A Preferred Units (516,691 units)		718	125
		Series B Convertible Preferred Units (165,003 units)		142	356
		Class A Common Units (1,000,000 units)		333	—
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (3.3%, Due 07/14)(1)	3,140	2,960	2,949
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (7.5%, Due 04/16)(1)	4,975	5,034	5,043
Philadelphia Media Network, Inc.(6)	Newspaper	Class A Common Stock (1,000 shares)		5,070	48
Provo Craft & Novelty Inc.	Leisure Activities	Senior Debt (8.0%, Due 3/16)(1)	8,077	7,841	7,850
Restaurant Technologies, Inc.	Food Services	Senior Debt (17.6%, Due 2/12)(1)	42,742	42,607	42,607
		Common Stock (47,512 shares)		353	81
		Warrants to purchase Common Stock (expire 6/14)		—	685
Rural/Metro Operating Company, LLC	Healthcare	Senior Debt (6.0%, Due 11/16) (1)	4,000	3,980	4,046
Sagamore Hill Broadcasting, LLC(2)(14)	Broadcasting	Senior Debt (14.0%, Due 8/11)(1)	27,169	26,360	26,183
Savvis Communications Corporation(13)	Business Services	Senior Debt (6.8%, Due 08/16)(1)	9,975	10,029	10,148
SC Academy Holdings, Inc.	Education	Subordinated Debt (12.0%, Due 7/16)(1)	13,500	13,375	13,375
Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt (14.3%, Due 1/16)(1)	10,158	10,070	10,070
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (9.0%, Due 5/15)(1)	11,025	10,882	10,706
Softlayer Technologies, Inc.	Business Services	Senior Debt (7.8%, Due 11/16)(1)	14,000	13,830	14,003
Summit Business Media Intermediate Holding Company, LLC(6)(11)	Information Services	Subordinated Debt (11.0%, Due 7/14)(1)(7)	7,158	5,996	296
Teleguam Holdings, LLC(2)	Communications	Subordinated Debt (7.3%, Due 10/12)(1)	20,000	19,921	19,729
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)		88	10
The Gavilon Group, LLC	Agriculture	Senior Debt (6.0%, Due 12/16)(1)	8,500	8,373	8,418
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (10.8%, Due 6/14)(1)	12,500	12,500	12,500
The SI Organization, Inc.	Defense	Senior Debt (5.8%, Due 11/16)(1)	3,000	3,000	3,030
The Telx Group, Inc.	Business Services	Senior Debt (8.0%, Due 6/15)(1)	13,930	13,680	13,860
Visant Corporation	Consumer Products	Senior Debt (7.0%, Due 12/16)(1)	6,983	6,849	7,077
VOX Communications	Broadcasting	Senior Debt (13.5%, Due 3/09)(1)(7)	11,717	10,388	6,157
Group Holdings, LLC(2)(6)		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)	2,459	1,414	—
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest		500	—
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (5.3%, Due 2/14)(1)	3,850	3,856	3,807
Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (11.6%, Due 4/12-4/13)(1)	19,533	19,328	19,522
		Series A Preferred Stock (161,870 shares)		500	—

Total Non-Affiliate Investments (represents 64.0% of total investments at fair value)				684,785	646,116

Total Investments				$1,245,673	$1,009,705

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

(11)	On January 25, 2011, Summit Business Media Intermediate Holding Company, LLC filed for Chapter 11 bankruptcy protection.
(12)	In July 2011, Allen’s T.V. Cable Service, Inc. repaid our senior and subordinated debt investment and redeemed our warrants.
(13)	In July 2011, Savvis Communications Corporation repaid our senior debt investment.
(14)	In July 2011, Sagamore Hill Broadcasting, LLC repaid a portion of our senior debt investment.

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

Small Business Investment Subsidiaries—We own Solutions Capital I, L.P., a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, which operates as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. We also own Solutions Capital II, L.P., which has submitted a license application to the SBA now under review. MCG is also the sole member of Solutions Capital G.P., LLC, which acts as the general partner of Solutions Capital I, L.P. and Solutions Capital II, L.P. There is no assurance that the SBA will grant the additional license.

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

BASIS OF PRESENTATION AND USE OF ESTIMATES

These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of June 30, 2011 through the date these financial statements were issued.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The highest and best use valuation premise is only applicable to non-financial assets. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: 1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; 2) a description of the valuation processes in place; and 3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities. We are evaluating the impact that our adoption of this update may have on our financial position or results of operations.

NOTE 2—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments
Senior secured debt	$577,342	52.9%	$597,046	47.9%
Subordinated debt
Secured	154,640	14.1	266,333	21.4
Unsecured	14,445	1.3	15,067	1.2

Total debt investments	746,427	68.3	878,446	70.5

Equity investments
Preferred equity	323,191	29.6	345,960	27.8
Common/common equivalents equity	22,474	2.1	21,267	1.7

Total equity investments	345,665	31.7	367,227	29.5

Total investments	$1,092,092	100.0%	$1,245,673	100.0%

The following table summarizes the composition of our investment portfolio at fair value:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$535,320	63.0%	$555,667	55.0%
Subordinated debt
Secured	132,830	15.7	190,309	18.9
Unsecured	14,353	1.7	12,321	1.2

Total debt investments	682,503	80.4	758,297	75.1

Equity investments
Preferred equity	133,350	15.7	218,690	21.7
Common/common equivalents equity	33,248	3.9	32,718	3.2

Total equity investments	166,598	19.6	251,408	24.9

Total investments	$849,101	100.0%	$1,009,705	100.0%

Our debt instruments bear contractual interest rates ranging from 2.4% to 16.0%, a portion of which may be deferred. As of June 30, 2011, approximately 87.5% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 12.5% of the fair value of our loan portfolio was at fixed rates. As of June 30, 2011, approximately 75.0% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 2.25% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the cost of loans more than 90 days past due and loans on non-accrual status:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$9,498	1.27%	$10,388	1.18%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$9,498	1.27%	$10,388	1.18%

Loans on non-accrual status
0 to 90 days past due	$88,669	11.88%	$128,989	14.69%
Greater than 90 days past due	9,498	1.27	10,388	1.18

Total loans on non-accrual status	$98,167	13.15%	$139,377	15.87%

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$994	0.15%	$6,157	0.81%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$994	0.15%	$6,157	0.81%

Loans on non-accrual status
0 to 90 days past due	$34,825	5.10%	$19,835	2.62%
Greater than 90 days past due	994	0.15	6,157	0.81

Total loans on non-accrual status	$35,819	5.25%	$25,992	3.43%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2010 through June 30, 2011:

	Six months ended June 30, 2011
(In thousands)	Cost		Fair Value
Non-accrual loan balance as of December 31, 2010	$139,377		$25,992
Additional loans on non-accrual status - other media	9,247		4,235
Advances to companies on non-accrual status	7,864		—
Loans converted to equity	(5,904)		—
Payments received on loans on non-accrual status	(7,095)		(7,095)
Change in valuation of loans on non-accrual status	—		14,799	(a)
Reversal of previously recognized unrealized loss on non-accrual loans	—		43,210	(b)
Realized loss on non-accrual loans	(45,322	)(b)	(45,322	)(b)

Total change in non-accrual loans	(41,210)		9,827

Non-accrual loan balance as of June 30, 2011	$98,167		$35,819

(a)	Relates primarily to the change in depreciation on our investment in Jet Plastica Investors, LLC senior debt.
(b)

Primarily reflects our sales of Active Brands International, Inc. and Vox Communications Group Holdings, LLC during the six months ended June 30, 2011. Our investments in the debt issued by both of these portfolio companies were on non-accrual status as of December 31, 2010. Upon the sales of these investments, we reversed the previously unrealized depreciation and recorded realized losses.

The following table summarizes our investment portfolio by industry at cost:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Business services	$119,257	10.9%	$106,717	8.6%
Healthcare	113,786	10.4	114,476	9.2
Communications	185,172	17.0	208,037	16.7
Education	57,089	5.2	32,263	2.6
Manufacturing	53,095	4.9	54,158	4.3
Cable	48,758	4.5	80,829	6.5
Plastic products	117,047	10.7	101,429	8.1
Broadcasting	59,347	5.4	76,448	6.1
Technology	8,158	0.7	7,952	0.6
Logistics	31,413	2.9	28,027	2.3
Food services	29,800	2.7	72,994	5.9
Electronics	30,737	2.8	31,121	2.5
Insurance	25,847	2.4	25,309	2.0
Information services	29,959	2.7	23,587	1.9
Publishing	28,298	2.6	29,425	2.4
Repair services	19,819	1.8	—	—
Auto parts	19,642	1.8	17,601	1.4
Home furnishings	29,879	2.7	28,913	2.3
Entertainment	11,652	1.1	11,827	0.9
Restaurants	10,523	1.0	11,047	0.9
Agriculture	9,630	0.9	8,373	0.7
Cosmetics	9,400	0.8	—	—
Consumer products	5,141	0.5	48,617	3.9
Other media	22,592	2.1	21,259	1.7
Diversified financial services	3,046	0.3	13,078	1.1
Leisure activities	—	—	32,207	2.6
Sporting goods	—	—	40,098	3.2
Other(a)	13,005	1.2	19,881	1.6

Total	$1,092,092	100.0%	$1,245,673	100.0%

(a)	No individual industry within this category exceeds 1%.

The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Business services	$105,237	12.4%	$87,897	8.7%
Healthcare	86,105	10.1	76,358	7.6
Communications	79,443	9.4	150,907	14.9
Education	68,321	8.0	43,704	4.3
Manufacturing	53,137	6.3	54,178	5.4
Cable	48,620	5.7	92,467	9.2
Plastic products	48,059	5.7	33,633	3.3
Broadcasting	44,352	5.2	53,996	5.3
Technology	35,943	4.2	35,327	3.5
Logistics	31,528	3.7	28,036	2.8
Food services	29,901	3.5	73,407	7.3
Electronics	29,024	3.4	30,409	3.0
Insurance	25,258	3.0	24,993	2.5
Information services	24,624	2.9	17,940	1.8
Publishing	24,117	2.8	22,543	2.2
Repair services	19,819	2.3	—	—
Auto parts	19,390	2.3	16,959	1.7
Home furnishings	13,040	1.5	17,151	1.7
Entertainment	11,671	1.4	11,782	1.2
Restaurants	10,632	1.3	11,150	1.1
Agriculture	9,801	1.2	8,418	0.8
Cosmetics	9,393	1.1	—	—
Consumer products	5,108	0.6	9,016	0.9
Other media	4,235	0.5	7,430	0.7
Diversified financial services	2,550	0.3	12,489	1.2
Leisure activities	—	—	32,216	3.2
Sporting goods	—	—	42,886	4.2
Other(a)	9,793	1.2	14,413	1.5

Total	$849,101	100.0%	$1,009,705	100.0%

(a)	No individual industry within this category exceeds 1%.

We manage our interest rate exposure and financing facility requirements on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities, and from time to time, may enter into interest rate swaps. We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets. We do not designate any of our interest rate swaps as hedges for accounting purposes. Each quarter, we settle these interest rates swaps for cash. During each of the six months ended June 30, 2011 and 2010, we reported changes in the fair value of these interest rate swaps in net unrealized appreciation (depreciation) on investments on our Consolidated Statements of Operations.

As of June 30, 2011 and December 31, 2010, the notional amount of our interest rate swaps was $21.2 million, and the fair value of these interest rate swaps included in our liabilities was $0.1 million and $0.3 million, respectively. The following table summarizes our existing interest rate swaps with SunTrust Bank, as the counterparty for which we pay fixed interest rates and receive floating interest rates as of June 30, 2011 and December 31, 2010:

(dollars in thousands)			As of June 30, 2011			As of December 31, 2010
Date		Interest Rate			Fair Value			Fair Value
Entered	Expiration		Notional	Cost		Notional	Cost
03/09	08/11	13.0%	$12,500	$—	$(73)	$12,500	$—	$(183)
03/09	08/11	9.0%	8,681	—	(50)	8,681	—	(127)

Total			$21,181	$—	$(123)	$21,181	$—	$(310)

The following table summarizes the realized and unrealized gains and losses that we recorded on our interest rate swaps for the six months ended June 30, 2011 and 2010:

(in thousands)	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Six months ended June 30:
2011	$(208)	$(21)	$208	$(21)
2010	(620)	(256)	620	(256)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheets by ASC 820 hierarchy:

	As of June 30, 2011
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
ASSETS
Non-affiliate investments
Senior secured debt	$146,954	$270,181	$417,135
Subordinated secured debt	—	109,638	109,638
Unsecured subordinated debt	—	14,353	14,353
Preferred equity	2,550	30,610	33,160
Common/common equivalents	—	29,916	29,916

Total non-affiliate investments	149,504	454,698	604,202

Affiliate investments
Senior secured debt	—	24,483	24,483
Subordinated secured debt	—	12,829	12,829
Preferred equity	—	13,466	13,466
Common/common equivalents	—	3,332	3,332

Total affiliate investments	—	54,110	54,110

Control investments
Senior secured debt	—	93,702	93,702
Subordinated secured debt	—	10,363	10,363
Preferred equity	—	86,724	86,724

Total control investments	—	190,789	190,789

Total assets at fair value	$149,504	$699,597	$849,101

LIABILITIES
Interest rate swaps(a)	$(123)	$—	$(123)

Total liabilities at fair value	$(123)	$—	$(123)

(a)

Represents interest rate swaps used in a securitized borrowing facility. The fair values of the interest rate swaps are included in other liabilities on our Consolidated Balance Sheets. See Note 2—Investment Portfolio for additional information about these interest rate swaps.

As of June 30, 2011, we had no investments that had quoted market prices in active markets, which we would categorize as Level 1 investments under ASC 820.

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

•

Majority-Owned Control Investments—Majority-owned control investments comprise 21.4% of our investment portfolio as of June 30, 2011. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority-owned control investments comprise 1.1% of our investment portfolio as of June 30, 2011. For our non-majority-owned control equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority owned control debt investments, we estimate fair value using the market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 77.5% of our investment portfolio as of June 30, 2011. Quoted prices are not available for 77.3% of our non-control investments as of June 30, 2011. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of June 30, 2011, these securities represented 17.6% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm, considered new investments made or used market quotes for 99.8% of the fair value of our investment portfolio as of June 30, 2011.

	June 30, 2011
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuations/reviews, recent transactions or market quotes
Independent valuation/review prepared
Second quarter 2011	$56,613	$70,169	$126,782	8.3%	42.1%	14.9%
First quarter 2011	107,348	281	107,629	15.7	0.2	12.7
Fourth quarter 2010	136,241	65,941	202,182	20.0	39.6	23.8
Third quarter 2010	109,930	15,762	125,692	16.1	9.5	14.8

Total independent valuations/reviews	410,132	152,153	562,285	60.1	91.4	66.2

Fair value from
Market quotes (Level 2)	146,954	2,550	149,504	21.5	1.5	17.6
Pending sales of investments or letters of intent	27,894	7,901	35,795	4.1	4.7	4.2

Fair value from market quotes and pending sales	174,848	10,451	185,299	25.6	6.2	21.8

New investments made during the 12 months ended June 30, 2011	96,993	3,143	100,136	14.2	1.9	11.8

Total portfolio evaluated	681,973	165,747	847,720	99.9	99.5	99.8
Not evaluated during the 12 months ended June 30, 2011	530	851	1,381	0.1	0.5	0.2

Total investment portfolio	$682,503	$166,598	$849,101	100.0%	100.0%	100.0%

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

Changes in Level 3 Fair Value Measurements

We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During each of the three months ended June 30, 2011 and 2010, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three-month period ended June 30, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value March 31, 2011
Senior secured debt	$304,712	$24,203	$92,585	$421,500
Subordinated secured debt	139,471	12,408	25,749	177,628
Unsecured subordinated debt	12,588	—	—	12,588
Preferred equity	25,354	14,402	141,340	181,096
Common/common equivalents equity	29,968	3,150	—	33,118

Total fair value March 31, 2011	$512,093	$54,163	$259,674	$825,930

Realized/unrealized gain (loss)
Senior secured debt	(2,391)	—	(2,008)	(4,399)
Subordinated secured debt	388	255	(136)	507
Unsecured subordinated debt	35	—	—	35
Preferred equity	4,889	(794)	(23,499)	(19,404)
Common/common equivalents equity	1,619	182	—	1,801

Total realized/unrealized gain (loss)	4,540	(357)	(25,643)	(21,460)

Purchases
Senior secured debt	—	—	1,863	1,863
Preferred equity	—	—	4,300	4,300

Total purchases	—	—	6,163	6,163

Issuances
Senior secured debt	34,029	3,016	7,046	44,091
Subordinated secured debt	488	166	174	828
Unsecured subordinated debt	1,730	—	—	1,730
Preferred equity	650	650	515	1,815
Common/common equivalents equity	208	—	—	208

Total issuances	37,105	3,832	7,735	48,672

Settlements
Senior secured debt	(66,169)	(2,736)	(5,784)	(74,689)
Subordinated secured debt	(30,709)	—	(15,424)	(46,133)
Preferred equity	—	(792)	(6,778)	(7,570)

Total settlements	(96,878)	(3,528)	(27,986)	(128,392)

Sales
Preferred equity	(283)	—	(29,154)	(29,437)
Common/common equivalents equity	(1,879)	—	—	(1,879)

Total sales	(2,162)	—	(29,154)	(31,316)

Fair value as of June 30, 2011
Senior secured debt	270,181	24,483	93,702	388,366
Subordinated secured debt	109,638	12,829	10,363	132,830
Unsecured subordinated debt	14,353	—	—	14,353
Preferred equity	30,610	13,466	86,724	130,800
Common/common equivalents equity	29,916	3,332	—	33,248

Total fair value as of June 30, 2011	$454,698	$54,110	$190,789	$699,597

The following table provides a reconciliation of fair value changes during the three-month period ended June 30, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.

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

There were no purchases of Level 3 investments during the three months ended June 30, 2010.

Unrealized (Depreciation) Appreciation of Level 3 Investments

The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended June 30, 2011 and 2010.

	Three months ended June 30, 2011				Three months ended June 30, 2010
(in thousands)	Non- affiliate Investments	Affiliate Investments	Control Investments	Total	Non- affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$3,883	$—	$(2,008)	$1,875	$(2,339)	$11	$(254)	$(2,582)
Subordinated secured debt	12,416	255	—	12,671	1,153	54	(9,676)	(8,469)
Unsecured subordinated debt	1,474	—	1,000	2,474	—	—	—	—
Preferred equity	4,606	(794)	(35,552)	(31,740)	(650)	173	(6,801)	(7,278)
Common/common equivalents equity	92	182	—	274	5,172	40	(103)	5,109

Total change in unrealized appreciation (depreciation) on Level 3 investments	$22,471	$(357)	$(36,560)	$(14,446)	$3,336	$278	$(16,834)	$(13,220)

The following table provides a reconciliation of fair value changes during the six-month period ended June 30, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2010
Senior secured debt	$325,874	$24,207	$75,714	$425,795
Subordinated secured debt	121,743	12,348	56,218	190,309
Unsecured subordinated debt	12,321	—	—	12,321
Preferred equity	24,741	13,197	178,357	216,295
Common/common equivalents equity	29,170	3,548	—	32,718

Total fair value December 31, 2010	513,849	53,300	310,289	877,438

Realized/unrealized gain (loss)
Senior secured debt	(1,674)	—	(30,191)	(31,865)
Subordinated secured debt	2,525	178	33,647	36,350
Unsecured subordinated debt	240	—	—	240
Preferred equity	4,952	45	(54,170)	(49,173)
Common/common equivalents equity	2,311	(50)	—	2,261

Total realized/unrealized gain (loss)	8,354	173	(50,714)	(42,187)

Purchases
Senior secured debt	—	—	11,863	11,863
Preferred equity	—	—	4,300	4,300
Common/common equivalents equity	123	—	—	123

Total purchases	123	—	16,163	16,286

Issuances
Senior secured debt	37,022	3,485	42,214	82,721
Subordinated secured debt	29,594	303	1,061	30,958
Unsecured subordinated debt	1,792	—	—	1,792
Preferred equity	1,200	1,016	12,099	14,315
Common/common equivalents equity	208	62	—	270

Total issuances	69,816	4,866	55,374	130,056

Settlements
Senior secured debt	(80,835)	(3,209)	(5,898)	(89,942)
Subordinated secured debt	(44,224)	—	(80,563)	(124,787)
Preferred equity	—	(792)	(12,168)	(12,960)
Common/common equivalents equity	(17)	(228)	—	(245)

Total settlements	(125,076)	(4,229)	(98,629)	(227,934)

Sales
Senior secured debt	(10,206)	—	—	(10,206)
Preferred equity	(283)	—	(41,694)	(41,977)
Common/common equivalents equity	(1,879)	—	—	(1,879)

Total sales	(12,368)	—	(41,694)	(54,062)

Fair value as of June 30, 2011
Senior secured debt	270,181	24,483	93,702	388,366
Subordinated secured debt	109,638	12,829	10,363	132,830
Unsecured subordinated debt	14,353	—	—	14,353
Preferred equity	30,610	13,466	86,724	130,800
Common/common equivalents equity	29,916	3,332	—	33,248

Total fair value as of June 30, 2011	$454,698	$54,110	$190,789	$699,597

The following table provides a reconciliation of fair value changes during the six-month period ended June 30, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.

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

There were no purchases of Level 3 investments during the six months ended June 30, 2010.

Unrealized (Depreciation) Appreciation of Level 3 Investments

The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010.

	Six months ended June 30, 2011				Six months ended June 30, 2010
(in thousands)	Non- affiliate Investments	Affiliate Investments	Control Investments	Total	Non- affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$29,181	$—	$(30,191)	$(1,010)	$(2,948)	$297	$88	$(2,563)
Subordinated secured debt	14,553	178	33,783	48,514	1,155	218	(18,397)	(17,024)
Unsecured subordinated debt	1,679	—	1,000	2,679	2	—	—	2
Preferred equity	4,669	962	(67,430)	(61,799)	(1,192)	804	(4,614)	(5,002)
Common/common equivalents equity	4,154	(50)	—	4,104	8,531	158	(26)	8,663

Total change in unrealized appreciation (depreciation) on Level 3 investments	$54,236	$1,090	$(62,838)	$(7,512)	$5,548	$1,477	$(22,949)	$(15,924)

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK

We have concentrations in the business services, healthcare, communications and food service industries. The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the six months ended
	June 30, 2011		December 31, 2010		June 30, 2011		June 30, 2010
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Business services	$105,237	12.4%	$87,897	8.7%	$4,476	9.8%	$1,846	4.2%
Healthcare	86,105	10.1	76,358	7.6	5,193	11.4	5,364	12.3
Communications(a)	79,443	9.4	150,907	14.9	1,842	4.1	1,868	4.3
Food services	29,901	3.5	73,407	7.3	4,707	10.3	5,346	12.3

(a)

Includes Broadview Networks Holdings, Inc., which represented $53.9 million, or 6.3%, and $103.0 million, or 10.2%, of the fair value of our investment portfolio as of June 30, 2011 and December 31, 2010, respectively.

NOTE 5—BORROWINGS

As of June 30, 2011, we reported $511.2 million of borrowings on our Consolidated Balance Sheets at cost. We estimate that the fair value of these borrowings as of June 30, 2011 was approximately $489.1 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the facility amounts and amounts outstanding and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		June 30, 2011		December 31, 2010
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$—	$—	$17,434	$17,434
Series 2007-A	October 2012	8,717	8,717	8,717	8,717

Commercial Loan Funding Trust
Variable Funding Note	January 2014 (a)	150,000	77,013	150,000	100,251

Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	5,000	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	29,880

SBIC (Maximum borrowing potential)(d)	(e)	150,000	108,600	130,000	108,600

Total borrowings		$701,217	$511,210	$698,651	$546,882

(a)	In January 2011, the lender renewed this facility through January 2013 and the legal final maturity date was extended to January 2014.
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

(d)

As of June 30, 2011, we had the potential to borrow up to $150.0 million of SBA-guaranteed debentures under the SBIC program. As of June 30, 2011, the SBA had approved and committed up to $150.0 million in borrowings to the SBIC. To utilize the full $150.0 million borrowing potential approved and committed by the SBA under this program, we would have to fund a total of $75.0 million to the SBIC, of which we have funded $49.6 million as of June 30, 2011. Based on our funded capital as of June 30, 2011, Solutions Capital I, L.P., subject to the SBA’s approval, may borrow up to an additional $6.0 million to originate investments. To access the entire $150.0 million that has been approved and committed by the SBA, we would have to fund an additional $25.4 million.

(e)

As of June 30, 2011, we could originate new borrowings under the $150.0 million commitment made by the SBA through September 2015. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2025.

Each of our credit facilities has certain collateral requirements and/or financial covenants. As of June 30, 2011, the net worth covenant of our Commercial Loan Funding Trust, or SunTrust Warehouse, requires that we maintain a consolidated tangible net worth of not less than $450.0 million, plus 50% of any equity raised after February 26, 2009. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of June 30, 2011, our ratio of total assets to total borrowings and other senior securities was 232%.

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

	June 30, 2011
(in thousands)	Debt with Recourse	Debt without Recourse	Total
2011	$—	$—	$—
2012	8,717	—	8,717
2013	—	—	—
2014	—	77,013	77,013
2015	—	—	—
Thereafter(a)	75,000	350,480	425,480

Total	$83,717	$427,493	$511,210

(a)

Our maximum exposure with respect to the indebtedness of Solutions Capital was $75.0 million, which represents the $49.6 million that MCG had funded in Solutions Capital as of June 30, 2011, plus MCG’s $25.4 million remaining commitment.

The following table summarizes our aggregate outstanding borrowings as of June 30, 2011 and December 31, 2010, by interest rate benchmark:

(in thousands)	June 30, 2011	December 31, 2010
Interest rate benchmark
LIBOR	$316,880	$311,880
Commercial paper rate	77,013	100,251
Fixed rate	117,317	134,751

Total borrowings	$511,210	$546,882

As of June 30, 2011, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. The following sections provide additional detail about each of our borrowing facilities.

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

Since the execution of these amendments in 2009, we have repurchased or prepaid a total of $66.3 million of Private Placement Notes as of June 30, 2011, including the prepayment of the remaining balance of the Series 2005-A Notes on March 29, 2011. In connection with the March 2011 prepayment of the Series 2005-A unsecured notes and pursuant to the terms set forth in the Series 2005-A unsecured notes note purchase agreement, we paid to the noteholders $17.4 million of principal, $0.8 million in accrued interest and $0.9 million in prepayment fees. We initially issued $50.0 million of the Series 2005-A unsecured notes in October 2005 and, prior to the March 2011 repayment, had repurchased or prepaid in the aggregate $32.6 million in principal. The outstanding balance under the Series 2007-A Private Placement Notes was $8.7 million as of June 30, 2011.

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

The following table summarizes the reductions in the borrowing capacity from monetization proceeds:

(in thousands)	Series 2005-A		Series 2007-A		Total
Quarter/Year Ended	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment(a)(c)	Outstanding Balances After Monetization Payment
Fiscal 2009(b)	$15,693	$34,307	$7,846	$17,154	$23,539	$51,461
June 30, 2010	1,928	32,379	965	16,189	2,893	48,568
June 30, 2010	—	32,379	—	16,189	—	48,568
September 30, 2010	14,945	17,434	7,472	8,717	22,417	26,151
December 31, 2010	—	17,434	—	8,717	—	26,151
March 31, 2011(c)	17,434	—	—	8,717	17,434	8,717
June 30, 2011	—	—	—	8,717	—	8,717

Total to date	$50,000		$16,283		$66,283

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

COMMERCIAL LOAN FUNDING TRUST

Through MCG Commercial Loan Funding Trust, we have a $150.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The SunTrust Warehouse, which is structured to operate like a revolving credit facility, is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. The pool of commercial loans must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. The facility is funded by third parties through the commercial paper market with SunTrust Bank providing a liquidity backstop through January 2013.

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

Advances under this facility may be up to 64% of eligible collateral. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the SunTrust Warehouse may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the collateral under the Commercial Loan Funding Trust as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$101,510	62.4%	$128,330	69.0%
Subordinated secured debt	29,202	17.9	50,932	27.5

Total securitized assets	130,712	80.3	179,262	96.5
Cash, securitization accounts	31,994	19.7	6,539	3.5

Total collateral	$162,706	100.0%	$185,801	100.0%

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

All the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the assets securitized under this facility as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$323,723	74.7%	$285,854	68.2%
Subordinated secured debt	48,055	11.0	97,881	23.3
Common Equity	212	0.1	—	—

Total securitized assets	371,990	85.8	383,735	91.5
Cash, securitization accounts	61,588	14.2	35,706	8.5

Total collateral	$433,578	100.0%	$419,441	100.0%

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

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of June 30, 2011, the license gave Solutions Capital I, L.P. the potential to borrow up to $150.0 million. The SBA approved and committed $150.0 million in borrowings to Solutions Capital I, L.P., subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital. In January 2011, the SBA approved and committed an additional $20.0 million increasing their total commitment from $130.0 million as of December 31, 2010 to $150.0 million as of June 30, 2011.

To utilize the full $150.0 million potential borrowing for which we had been approved under this program, we would have had to fund a total of $75.0 million to Solutions Capital I, L.P., of which we had funded $49.6 million as of June 30, 2011. Based on our funded capital as of June 30, 2011, Solutions Capital I, L.P. may, subject to the SBA’s approval, borrow up to an additional $6.0 million to originate new investments. To access the entire $150.0 million that the SBA had approved and committed as of June 30, 2011, we would have had to fund an additional $25.4 million.

The maximum amount of outstanding leverage available to single-license SBIC companies is $150.0 million. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis. In May 2011, we submitted to the SBA our application for a second SBIC license under Solutions Capital II, L.P., which is subject to SBA review and approval.

As of June 30, 2011 and December 31, 2010, we had $146.4 million and $144.9 million, respectively, of investments and we had $32.2 million and $29.4 million, respectively, of restricted cash to be used for additional investments in our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of June 30, 2011, the SBIC had $108.6 million of borrowings outstanding summarized in the following table:

	Amount Outstanding				Treasury Rate at Pooling Date	Spread in basis points
(dollars in thousands)	June 30, 2011	December 31, 2010	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	12,000	5.34%	Fixed	2.81%	253
2009-10B	13,000	13,000	4.95%	Fixed	3.44%	151
2010-10B	27,500	27,500	3.93%	Fixed	2.56%	137
2011-10A	8,500	8,500	4.80%	Fixed	3.50%	130
2011-10A	45,000	45,000	4.80%	Fixed	3.50%	130

Total	$108,600	$108,600	4.63%		3.14%	149

In October 2008, we received exemptive relief from the SEC, which effectively allows us to exclude debt issued by Solutions Capital I, L.P. from the calculation of our consolidated BDC asset coverage ratio.

NOTE 6—CAPITAL STOCK

We have one class of common stock and one class of preferred stock authorized. Our board of directors is authorized to: provide for the issuance of shares of preferred stock in one or more series; establish the number of shares to be included in each such series; and establish the designations, voting powers, preferences and rights of the shares of each such series, and any qualifications, limitations or restrictions thereof, subject to the conditions set forth in the 1940 Act.

The following table summarizes our distributions per share declared since January 1, 2010.

Date Declared	Record Date	Payment Date	Amount
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11

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

During the six months ended June 30, 2011, we issued 586,500 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $6.31. Of the shares awarded under the 2006 Plan during the first six months of 2011, 86,500 were awarded under the Long-Term Incentive Plan (discussed in more detail below). During the six months ended June 30, 2010, we issued 216,250 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $2.12. All of the shares awarded under the 2006 Plan during the first six months of 2010 were awarded under the Long-Term Incentive Plan.

During the six months ended June 30, 2011 and 2010, we recognized $1.0 million and $2.4 million, respectively, of compensation expense related to share-based compensation awards. As of June 30, 2011, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. We record dividends paid on shares of restricted common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on shares of restricted common stock for which forfeiture provisions are not expected to lapse to compensation expense. No dividends paid during the six months ended June 30, 2011 were recorded as compensation expense. No dividends were paid during the six months ended June 30, 2010. As of June 30, 2011, we had $3.8 million of unrecognized compensation cost related to restricted common stock awarded to employees. We will recognize these costs over the remaining weighted-average requisite service period of 3.1 years.

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

The following table summarizes the price thresholds, the cumulative percentage, number of shares and cash bonus associated with each stock price threshold set forth in the LTIP. In addition, the following table summarizes the market thresholds that were achieved and the associated stock and cash awards through June 30, 2011.

	Market Thresholds, Shares and Cash Bonus Eligible for Award under Long-Term Incentive Plan			Date Market Thresholds Achieved and Shares and Dollar Amounts Awarded
	Potential Stock Awards		Aggregate Dollar Amount for Each Share Price threshold Achieved		Number of Shares Awarded(a)
Share Price	% of Award	Number of Shares		Date Share Price Achieved		Dollar Amount Awarded(b)
$3.00	25%	216,250	$—	October 2009	216,250	$—
$4.00	25%	216,250	—	October 2009	216,250	—
$5.00	25%	216,250	1,000,000	April 2010	216,250	1,000,000
$6.00	15%	129,750	996,000	November 2010	129,750	996,000
$7.00	10%	86,500	1,006,000	March 2011	86,500	1,006,000
$8.00 (c)	—%	—	2,209,000

	100%	865,000	$5,211,000		865,000	$3,002,000

(a)

As of June 30, 2011, we awarded 865,000 shares under the LTIP program, for which the forfeiture provision have lapsed on 796,250 shares. Assuming that the associated LTIP participants meet the continuing service requirements, the forfeiture provisions for 41,250 shares and 27,500 shares will lapse in November 2011 and February 2012, respectively.

(b)

As of June 30, 2011, we awarded $3,002,000 of cash awards under the plan, of which $2,001,000 was paid out upon achievement of the market threshold. Cash in the amount of $364,000 was paid to LTIP participants in 2011 after satisfaction of the participants’ service requirement. Assuming that the associated LTIP participants meet the continuing service requirements, $317,000 will be paid in November 2011 and $320,000 will be paid in February 2012.

(c)

We are under no obligation to pay the cash award for the $8.00 tranche. The Compensation Committee of our board of directors has the sole discretion for making such determination, regardless of whether the $8.00 share price has been achieved. A cash award in the amount of $102,000 was forfeited by an employee upon resignation from the Company.

We account for the restricted stock awards as equity awards. As of the July 23, 2009 grant date for the LTIP, we estimated the fair value of these awards was $1.9 million, and we are amortizing this amount on a straight-line basis over the derived service period. During the six months ended June 30, 2011, we recognized less than $0.1 million of compensation expense for these equity awards. During the six months ended June 30, 2010, we recognized $0.4 million of compensation expense for these equity awards.

We account for the cash portion of the LTIP as liability awards. As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period. In total, during the six months ended June 30, 2011, we recognized a reversal of $0.2 million of previously recognized compensation expense for the cash awards under the LTIP and during the six months ended June 30, 2010, we recognized $1.3 million of compensation expense for the cash awards under the LTIP. As of June 30, 2011, the fair value of the $8.00 tranche was $0.4 million. Total fair value of this tranche could, however, vary from zero to $2.1 million over the term of the LTIP because we adjust the fair value of the LTIP awards each quarter.

Non-Employee Director Share-Based Compensation

During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award from 100,000 to 150,000 shares. During the six months ended June 30, 2011 and 2010, we awarded 15,000 shares and 7,500 shares, respectively, of restricted common stock to non-employee directors. During each of the six months ended June 30, 2011 and 2010, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of June 30, 2011, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 2.4 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

The following table summarizes our restricted stock award activity during the six months ended June 30, 2011:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2010	932,200	$3.92
Awarded	601,500	6.32
Forfeiture provision satisfied	(868,260)	3.73
Forfeited	(16,870)	7.25

Subject to forfeiture provisions as of June 30, 2011	648,570	$6.26

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

We use the asset and liability method to account for our Taxable Subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the six months ended June 30, 2011, we incurred a $19,000 income tax provision compared to a $0.2 million income tax provision during the six months ended June 30, 2010, which were primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

Historically, we have declared dividends that were paid the following quarter. From December 2001 through June 30, 2011, we declared distributions per share of $12.47. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

The following table summarizes the distributions that we declared during 2011:

Date Declared	Record Date	Payable Date	Dividends per Share
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15

If we determined the tax attributes of these distributions as of June 30, 2011, 64% would be from ordinary income and 36% would be a return of capital. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year, based upon our taxable income and distributions paid for the full year and will be reported to each stockholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

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

The following table summarizes the cost as well as the unrealized appreciation and depreciation for federal income tax purposes, as of June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Cost for federal income tax purposes	$1,001,976	$1,144,899

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	55,895	56,950
Book to tax differences	83,541	90,981

Gross unrealized appreciation—tax basis	139,436	147,931

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(299,144)	(293,940)
Book to tax differences	(36,251)	(37,981)

Gross unrealized depreciation—tax basis	(335,395)	(331,921)

Net unrealized depreciation—tax basis	(195,959)	(183,990)
Plus: Unrealized appreciation of fair value of other assets and liabilities (GAAP)	258	1,023

Gross realized depreciation
Book to tax differences	42,826	47,773

Net realized depreciation—tax basis	42,826	47,773

Total investments at fair value (GAAP)	$849,101	$1,009,705

The following table reconciles GAAP net loss to taxable income before deductions for distributions for the six months ended June 30, 2011 and the year ended December 31, 2010:

(in thousands)	Six months ended June 30, 2011	Year ended December 31, 2010
Net loss	$(19,033)	$(13,072)
Difference between book and tax losses on investments	22,861	(52,865)
Net change in unrealized depreciation on investments not taxable until realized	6,259	66,674
Capital losses in excess of capital gains	12,726	4,861
Timing difference related to deductibility of long-term incentive compensation	(5,662)	1,594
Taxable interest income on non-accrual loans(a)	(1,620)	14,857
Dividend income accrued for GAAP purposes that is not yet taxable	(4,613)	(7,368)
Distributions from taxable subsidiaries	1,386	3,529
Federal tax provision	19	1,801
Other, net	(26)	24

Taxable income before deductions for distributions	$12,297	$20,035

(a)

Results for the period ended June 30, 2011 reflect the reversal of interest we previously recognized on non-accrual loans of portfolio investments that we monetized. In accordance with the Internal Revenue Service’s Code, we are required to recognize as taxable interest income all interest that is owed to us by portfolio companies, including interest on those debt investments that are on non-accrual status for GAAP reporting purposes.

NOTE 9—(LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010
Numerator for basic and diluted earnings (loss) per share
Net (loss) earnings	$(10,218)	$(750)	$(19,033)	$5,205
Less: Dividends declared—common and restricted shares	(13,101)	(8,421)	(24,683)	(8,421)

Undistributed (loss) earnings	(23,319)	(9,171)	(43,716)	(3,216)
Percentage allocated to common shares(a)	100.0%	100.0%	100.0%	98.5%

Undistributed earnings—common shares	(23,319)	(9,171)	(43,716)	(3,168)
Add: Dividends declared—common shares	13,101	8,421	24,683	8,295

Numerator for common shares outstanding excluding participating shares	(10,218)	(750)	(19,033)	5,127
Numerator for participating unvested shares only	—	—	—	78

Numerator for basic and diluted (loss) earnings per share—total	$(10,218)	$(750)	$(19,033)	$5,205

Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	76,343	75,392	76,056	75,276
Participating unvested shares(b)	—	—	—	1,148

Basic and diluted weighted-average common shares outstanding—total(b)	76,343	75,392	76,056	76,424

(Loss) earnings per share—basic and diluted
Excluding participating unvested shares	$(0.13)	$(0.01)	$(0.25)	$0.07
Including participating unvested shares	$(0.13)	$(0.01)	$(0.25)	$0.07
(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	76,343	75,392	76,056	75,276
Weighted-average restricted shares	—	—	—	1,148

Total basic and diluted weighted-average common shares	76,343	75,392	76,056	76,424

Percentage allocated to common shares	100.0%	100.0%	100.0%	98.5%

(b)

For the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011, we excluded 718; 1,117 and 901, respectively, weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of June 30, 2011 and December 31, 2010, we had $29.2 million and $32.3 million, respectively, of outstanding unused loan commitments. We estimate that as of June 30, 2011 and December 31, 2010, the fair value of these commitments was $0.1 million and $0.2 million, respectively, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of June 30, 2011 and December 31, 2010, we had no outstanding guarantees or standby letters of credit.

LEASE OBLIGATIONS

We lease our headquarters and certain other facilities and equipment under non-cancelable operating and capital leases which expire through 2013. We have sublet certain of our facilities to third parties. Certain facility leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. As of June 30, 2011, our obligation for the remaining terms of these leases was $3.7 million, of which $2.2 million will be payable during the twelve months ending June 30, 2012. These lease obligations are partially offset by $0.2 million of sublease income due over the remaining term of the subleases, nearly all of which is due during the twelve months ending June 30, 2012.

NOTE 11—FINANCIAL HIGHLIGHTS

The following schedule summarizes our financial highlights for the six months ended June 30, 2011 and 2010:

(in thousands, except per share amounts)	Six months ended June 30,
	2011	2010
PER SHARE DATA

Net asset value at beginning of period(a)	$7.54	$8.06

Net (loss) income(b)
Net operating income before investment loss, (loss) gain on extinguishment of debt and income tax provision	0.32	0.23
Net change in unrealized depreciation on investments	(0.08)	(0.18)
Net realized loss on investments	(0.48)	(0.02)
(Loss) gain on extinguishment of debt	(0.01)	0.04

Net (loss) income	(0.25)	0.07

Net decrease in net assets resulting from distributions	(0.32)	(0.11)

Net (decrease) increase in net assets relating to stock-based transactions
Issuance of shares of restricted common stock(c)	(0.05)	(0.02)
Net increase in stockholders’ equity from restricted stock amortization	0.01	0.03

Net (decrease) increase in net assets relating to share issuances	(0.04)	0.01

Net asset value at end of period(a)	$6.93	$8.03

MARKET PRICE PER SHARE
Beginning of period	$6.97	$4.32
End of period	$6.08	$4.83

TOTAL RETURN(d)	(8.61)%	11.81%

SHARES OF COMMON STOCK OUTSTANDING(d)
Weighted-average—basic and diluted	76,056	76,424
End of period	77,046	76,557

NET ASSETS
Average (annualized)	$559,231	$618,412
End of period	$534,033	$614,855

RATIOS (ANNUALIZED)
Operating expenses to average net assets	7.67%	8.55%
Net operating income to average net assets	8.74%	5.64%
General and administrative expense to average net assets	2.00%	2.11%
Return on average equity	(6.86)%	1.70%

(a)	Based on total number of shares outstanding.
(b)	Based on weighted-average number of shares outstanding.
(c)	Represents the effects of shares issued during the period and the lapsing of forfeiture provisions on restricted stock on earnings per share.
(d)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].

NOTE 12—SUBSEQUENT EVENTS

CORPORATE RESTRUCTURING

We are restructuring our business to simplify our organizational structure, refine operations and reduce annual operating expenses. On August 1, 2011, our board of directors approved a plan to reduce our workforce by 42%, including 22 current employees and 5 recent terminations. After effecting the plan, our headcount will be 36 employees. We believe this plan, which includes a cost reduction initiative, reflects the focus of our new asset origination orientation on high-yielding debt securities, aligns the size of our organization with our asset base and establishes an efficient framework that is scalable with our assets. The workforce reduction focuses primarily on sizing the organization at a level appropriate for our expected near-term objectives. Affected employees are eligible to receive severance pay, continuation of benefits and, for employees who have been awarded restricted stock, additional lapsing of restrictions associated with restricted stock awards.

We estimate that the aggregate charges associated with the plan will be approximately $4.3 million to $4.5 million, all of which will be incurred during the remainder of fiscal 2011. These estimated costs reflect severance pay and related obligations. We will account for these costs in accordance with ASC 420-10—Exit or Disposal Cost Obligations. We expect these actions, when combined with the closure of one of our facilities and other planned reductions in our general and administrative expense will result in approximately $6.75 million to $7.25 million of expected savings through December 31, 2012.

2011 RETENTION PROGRAM

On August 1, 2011, our board of directors approved the MCG Capital Corporation 2011 Retention Program, or the Retention Program, for the benefit of our employees, including one of our named executive officers, but excluding our: i) President and Chief Executive Officer; ii) Executive Vice President and Chief Financial Officer; iii) Executive Vice President of Business Development; and iv) Senior Vice President, General Counsel and Chief Compliance Officer. We designed the Retention Program to provide eligible employees with certain incentives related to their continuing employment with MCG. The Retention Program consists of an aggregate of $1.3 million in cash and up to 114,750 shares of restricted common stock.

Under the Retention Program, we will award a cash bonus to eligible employees, representing a specified percentage of each eligible employee’s respective annual cash bonus target for the fiscal year ending December 31, 2011. We will pay the incentive bonus to eligible employees in two equal installments on each of March 31, 2012 and September 30, 2012, subject to continued employment with MCG. Certain employees may also receive shares of restricted common stock under the MCG Capital Corporation 2006 Employee Restricted Stock Plan, as amended. The forfeiture provisions with respect to 50% of the shares of restricted common stock subject to each retention stock award will lapse on each of March 31, 2012 and September 30, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of June 30, 2011, and the related consolidated statements of operations, for the three- and six- month periods ended June 30, 2011 and 2010, and the consolidated statements of changes in net assets, cash flows and financial highlights for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of MCG Capital Corporation’s management.

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

/s/ ERNST & YOUNG LLP

McLean, Virginia

August 4, 2011

Selected Financial Data

The following table summarizes key financial data for MCG Capital Corporation for the three and six months ended June 30, 2011 and 2010. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
INCOME STATEMENT DATA
Revenue	$21,208	$21,768	$45,511	$43,514
Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision	11,238	8,850	24,241	17,289
Net investment loss before income tax provision	(21,448)	(12,966)	(42,392)	(15,330)
Distributable net operating income (“DNOI”)(a)	11,644	9,973	25,271	19,639
Net (loss) income	(10,218)	(750)	(19,033)	5,205

PER COMMON SHARE DATA
Net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision per common share—basic and diluted	$0.15	$0.12	$0.32	$0.23
DNOI per weighted-average common share—basic and diluted(a)	$0.15	$0.13	$0.33	$0.26
(Loss) earnings per weighted-average common share—basic and diluted	$(0.13)	$(0.01)	$(0.25)	$0.07
Cash dividends declared per common share	$0.17	$0.11	$0.32	$0.11

SELECTED PERIOD-END BALANCES
Investment portfolio balances
Fair value	$849,101	$997,590
Cost	1,092,092	1,180,337
Total assets	1,066,056	1,170,463
Borrowings	511,210	534,278
Total stockholders’ equity	534,033	614,855
Net asset value per common share outstanding(b)	$6.93	$8.03

OTHER PERIOD-END DATA
Average size of investment
Fair value	$13,267	$16,908
Cost	17,064	20,006
Number of portfolio companies	64	59
Number of employees	63	65

RECONCILIATION OF DNOI TO NET OPERATING INCOME BEFORE INVESTMENT LOSS, GAIN (LOSS) ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION
Net operating income before investment loss, gain (loss) on extinguishment of debt and income tax provision	$11,238	$8,850	$24,241	$17,289
Amortization of employee restricted stock awards	406	1,123	1,030	2,350

DNOI(a)	$11,644	$9,973	$25,271	$19,639

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	76,343	75,392	76,056	76,424
NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD-END	77,046	76,557	77,046	76,557

(a)

DNOI is net operating income before net investment loss, gain (loss) on extinguishment of debt and income tax provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net (loss) income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company, but does not require settlement in cash. DNOI does include paid-in-kind, or PIK, interest and dividend income, which generally are not payable in cash on a regular basis, but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net (loss) income, earnings per share and cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net (loss) income, earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

(b)	Based on common shares outstanding at period-end.

The following table summarizes key financial data for MCG Capital Corporation for the three months ended June 30, 2011 and 2010. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	June 30,
(in thousands, except per share amounts)	2011	2010

PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$535,320	$419,398
Subordinated debt
Secured	132,830	237,226
Unsecured	14,353	40,848

Total debt investments	682,503	697,472

Equity investments
Preferred equity	133,350	248,983
Common equity/equivalents	33,248	51,135

Total equity investments	166,598	300,118

Total portfolio	$849,101	$997,590

Percentage of total portfolio
Debt investments
Senior secured debt	63.0%	42.0%
Subordinated debt
Secured	15.7	23.8
Unsecured	1.7	4.1

Total debt investments	80.4	69.9

Equity investments
Preferred equity	15.7	25.0
Common equity/equivalents	3.9	5.1

Total equity investments	19.6	30.1

Total portfolio	100.0%	100.0%

YIELD ON AVERAGE LOAN PORTFOLIO AT FAIR VALUE
Average 90-Day LIBOR	0.3%	0.4%
Spread to average LIBOR on average loan portfolio	10.7	11.9
Impact of fee accelerations of unearned fees on paid/restructured loans	0.2	0.1
Impact of non-accrual loans	(0.8)	(0.9)

Total yield on average loan portfolio	10.4%	11.5%

COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
Percentage of loans with fixed interest rates	12.5%	39.3%
Percentage of loans with floating interest rates	87.5%	60.7%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	5.3%	4.7%
Loans greater than 90 days past due	1.0%	0.9%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	13.2%	15.1%
Loans greater than 90 days past due	2.8%	2.4%

WEIGHTED-AVERAGE PORTFOLIO COMPANY OPERATING METRICS(a)
Annual revenue(b)(c)	$286,660	$126,153
Annual EBITDA(b)(c)	34,440	22,918
Loan to value of non-broadly syndicated portfolio companies	61.7%	61.0%
Trailing twelve-month equity EBITDA multiple(b)(d)(e)	7.8x	8.3x
Forward twelve-month equity EBITDA multiple(b)(c)(d)(e)	7.1x	7.3x
EBITDA to interest ratio(b)	3.6x	2.9x
Debt to EBITDA ratio on the debt portfolio(e)	4.8x	5.4x

(a)	Weighted based on the portfolio company’s fair value as of the respective period end.
(b)	Excludes portfolio companies with limited or no operations.
(c)	Excludes public equity portfolio companies.
(d)	Excludes portfolio companies valued on a liquidation basis.
(e)	The maximum debt to EBITDA ratio is limited to 15x.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our expectations regarding the full use before expiration of certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments; the aggregate charges associated with our corporate restructuring and the estimated savings related to such restructuring; our belief that our inability to access the equity and debt markets has impacted our growth; the reduction of investments in equity securities to no more than 10% to 20% of the fair value of our portfolio over the next few years; our expectations regarding the origination of higher-yielding investments that meet our risk and underwriting standards; the cause of unrealized losses; the performance of our current and former portfolio companies; our expectations regarding the decrease in the balance in our cash, securitization accounts as we originate new loans and repay borrowings in our securitization trusts; the sufficiency of liquidity to meet 2011 operating requirements, as well as new origination opportunities and potential dividend distributions during the upcoming year; our decision to make dividend distributions during 2011 based on the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio; the limitation of future investing activities principally to debt investments; our level of investments in control companies beyond those that are currently in our portfolio; the timing of, and our ability to, repurchase equity, additional debt securities and make stockholder distributions; our expectations regarding the repayment of outstanding debt; our plans to obtain the liquidity for repayment of our borrowing facilities; our expectations regarding a second SBIC license; general market conditions; the state of the economy and the potential for future growth and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.

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

Currently, we use borrowings under Solutions Capital I L.P., our wholly owned subsidiary, licensed as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act, to fund unitranche, second lien and subordinated debt investments. Historically, we have also purchased rated syndicated private debt in larger companies through our on-balance sheet securitization trust—Commercial Loan Trust 2006-1. This securitized trust included a five-year reinvestment period, during which the trust was permitted to use principal collections received from repayments of the underlying collateral to purchase new collateral from us. The reinvestment period ended on July 20, 2011 and all future principal collections received will be used to repay the securitized debt. On October 20, 2011, the next reporting date for this facility, we will be required to use at least $55.9 million of securitized cash in that facility (primarily representing previous principal collections) to repay a portion of this facility.

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

RECENT DEVELOPMENTS

OVERVIEW OF RESULTS OF OPERATIONS

There were a number of indicators of modest growth in the United States’ economy during the first six months of 2011. However, certain leading and lagging indicators suggest near-term volatility and a slowdown of the United States’ economy. Our financial and operating results, including those of a number of our portfolio companies, continue to be impacted by the stagnation of the economy.

During the three months ended June 30, 2011, we reported a net loss of $10.2 million, or $0.13 per diluted share, compared to a net loss of $0.8 million, or $0.01 per diluted share, during the three months ended June 30, 2010. This increase in net loss resulted primarily from an $8.5 million increase in our net investment loss and a $3.5 million decrease in the gain on extinguishment of debt, partially offset by a $2.4 million increase in net operating income.

Our net operating income during the three months ended June 30, 2011 was $11.2 million, or $0.15 per diluted share, compared to $8.9 million, or $0.12 per diluted share, during the three months ended June 30, 2010. This $2.4 million, or 27.0%, increase in our operating income from the comparable period in 2010 reflects a $2.9 million, or 22.8%, decrease in total operating expense, primarily resulting from a decrease in compensation expense by $1.6 million, or 31.9%, primarily due to a decrease in employee compensation and the timing of the recognition of certain stock-based compensation. In addition, general and administrative expense decreased by $1.0 million, or 26.1% due to a reduction in expenses related to our annual meeting of stockholders, and interest expense decreased by $0.4 million, or 10.0%, due to a decrease in the average LIBOR and a narrowing of the interest rate spread from the second quarter of 2010 compared to the second quarter of 2011. These decreases in expenses were partially offset by a $0.6 million, or 2.6%, decrease in revenue primarily resulting from a $1.9 million, or 10.1%, decrease in interest income reflecting a 120 basis point decrease in our spread to LIBOR offset by increases in our dividend income, loan fee income and advisory fee income.

During the quarter ended June 30, 2011, we recorded net investment losses of $21.4 million, which primarily resulted from a $24.8 million decrease in the fair value of our investment in Broadview Networks Holdings, Inc., or Broadview. Broadview, which is a publicly traded commercial local exchange carrier, or CLEC, represents our single largest portfolio investment. In June 2011, Broadview withdrew its tender offer for $300 million of its 11 3/8% Senior Secured Notes, due in 2012, following Broadview’s review of market conditions. Due to these uncertain market conditions, we changed the methodology under which we valued Broadview as of June 30, 2011 to a trailing EBITDA basis, as opposed to the prior methodology under which we valued this investment based on projected forward EBITDA basis and new owner cash flows.

A more detailed discussion of our results of operations for the quarter ended June 30, 2011 begins on page 58.

ACCESS TO CAPITAL AND LIQUIDITY

The availability of debt and equity capital continues to be constrained. We believe that we will continue to be constrained by the limited access we have to debt and equity capital. Because our stock continues to trade below net asset value and we do not have stockholder approval to sell equity below our net asset value, we effectively lack access to the equity markets. Lenders, in general, may be reluctant to extend credit to us without such equity capital markets access.

As of June 30, 2011, we had $201.6 million of cash and cash equivalents and cash in secured and restricted accounts that we could use to fund our new investments, operating requirements and dividend distributions. However, because the reinvestment period for principal collections for our Commercial Loan Trust 2006-1 facility expired on July 20, 2011, we must begin to repay this facility beginning on October 20, 2011. At that time, we must use at least $55.9 million of securitized cash in this facility (representing previous principal collections of collateral in this facility) to repay a portion of Commercial Loan Trust 2006-1.

As of June 30, 2011 and August 4, 2011, we had $6.0 million of funded borrowing capacity to originate new investments in our wholly owned subsidiary, Solutions Capital I, L.P., or Solutions Capital, subject to approval by the United States Small Business Administration, or SBA. In January 2011, the SBA increased its total commitment for potential borrowings from $130.0 million to $150.0 million. As of June 30, 2011, $108.6 million of SBA borrowings were outstanding. To access the full $150.0 million SBA commitment, we would have to fund $25.4 million, in addition to the $49.6 million that we had funded through June 30, 2011. In January 2011, we also obtained a liquidity renewal from SunTrust Bank for our warehouse financing facility, or SunTrust Warehouse, and amended this facility to provide for a final legal maturity of January 2014.

CORPORATE RESTRUCTURING

We are restructuring our business to simplify our organizational structure, refine operations and reduce annual operating expenses. On August 1, 2011, our board of directors approved a plan to reduce our workforce by 42%, including 22 current employees and 5 recent terminations. After effecting the plan, our headcount will be 36 employees. We believe this plan, which includes a cost reduction initiative, reflects the focus of our new asset origination orientation on high-yielding debt securities, aligns the size of our organization with our asset base and establishes an efficient framework that is scalable with our assets. The workforce reduction focuses primarily on sizing the organization at a level appropriate for our expected near-term objectives. Affected employees are eligible to receive severance pay, continuation of benefits and, for employees who have been awarded restricted stock, additional lapsing of restrictions associated with restricted stock awards.

We estimate that the aggregate charges associated with the plan will be approximately $4.3 million to $4.5 million, all of which will be incurred during the remainder of fiscal 2011. These estimated costs reflect severance pay and related obligations. We will account for these costs in accordance with ASC 420-10—Exit or Disposal Cost Obligations. We expect these actions, when combined with the closure of one of our facilities and other planned reductions in our general and administrative expense will result in approximately $6.75 million to $7.25 million of expected savings through December 31, 2012.

2011 RETENTION PROGRAM

On August 1, 2011, our board of directors approved the MCG Capital Corporation 2011 Retention Program, or the Retention Program, for the benefit of our employees, including one of our named executive officers, but excluding our: i) President and Chief Executive Officer; ii) Executive Vice President and Chief Financial Officer; iii) Executive Vice President of Business Development; and iv) Senior Vice President, General Counsel and Chief Compliance Officer. We designed the Retention Program to provide eligible employees with certain incentives related to their past service and continuing employment with MCG. The Retention Program consists of an aggregate of $1.3 million in cash and up to 114,750 shares of restricted common stock.

Under the Retention Program, we will award a cash bonus to eligible employees, representing a specified percentage of each eligible employee’s respective annual cash bonus target for the fiscal year ending December 31, 2011. We will pay the incentive bonus to eligible employees in two equal installments on each of March 31, 2012 and September 30, 2012, subject to continued employment with MCG. Certain employees may also receive shares of restricted common stock under the MCG Capital Corporation 2006 Employee Restricted Stock Plan, as amended. The forfeiture provisions with respect to 50% of the shares of restricted common stock subject to each retention stock award will lapse on each of March 31, 2012 and September 30, 2012.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

As of June 30, 2011, the fair value of our investment portfolio was $849.1 million, which represents a $160.6 million, or 15.9%, decrease from the $1,009.7 million fair value as of December 31, 2010. The following sections describe the composition of our investment portfolio as of June 30, 2011 and describe key changes in our portfolio during the six months ended June 30, 2011.

PORTFOLIO COMPOSITION

The following table summarizes the composition of our investment portfolio at fair value:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$535,320	63.0%	$555,667	55.0%
Subordinated debt
Secured	132,830	15.7	190,309	18.9
Unsecured	14,353	1.7	12,321	1.2

Total debt investments	682,503	80.4	758,297	75.1

Equity investments
Preferred equity	133,350	15.7	218,690	21.7
Common/common equivalents equity	33,248	3.9	32,718	3.2

Total equity investments	166,598	19.6	251,408	24.9

Total investments	$849,101	100.0%	$1,009,705	100.0%

Our debt instruments bear contractual interest rates ranging from 2.4% to 16.0%, a portion of which may be deferred. As of June 30, 2011, approximately 87.5% of the fair value of our loan portfolio was at variable rates, based on a LIBOR benchmark or prime rate, and 12.5% of the fair value of our loan portfolio was at fixed rates. As of June 30, 2011, approximately 75.0% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 2.25% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Business services	$105,237	12.4%	$87,897	8.7%
Healthcare	86,105	10.1	76,358	7.6
Communications	79,443	9.4	150,907	14.9
Education	68,321	8.0	43,704	4.3
Manufacturing	53,137	6.3	54,178	5.4
Cable	48,620	5.7	92,467	9.2
Plastic products	48,059	5.7	33,633	3.3
Broadcasting	44,352	5.2	53,996	5.3
Technology	35,943	4.2	35,327	3.5
Logistics	31,528	3.7	28,036	2.8
Food services	29,901	3.5	73,407	7.3
Electronics	29,024	3.4	30,409	3.0
Insurance	25,258	3.0	24,993	2.5
Information services	24,624	2.9	17,940	1.8
Publishing	24,117	2.8	22,543	2.2
Repair services	19,819	2.3	—	—
Auto parts	19,390	2.3	16,959	1.7
Home furnishings	13,040	1.5	17,151	1.7
Entertainment	11,671	1.4	11,782	1.2
Restaurants	10,632	1.3	11,150	1.1
Agriculture	9,801	1.2	8,418	0.8
Cosmetics	9,393	1.1	—	—
Consumer products	5,108	0.6	9,016	0.9
Other media	4,235	0.5	7,430	0.7
Diversified financial services	2,550	0.3	12,489	1.2
Leisure activities	—	—	32,216	3.2
Sporting goods	—	—	42,886	4.2
Other(a)	9,793	1.2	14,413	1.5

Total	$849,101	100.0%	$1,009,705	100.0%

(a)	No individual industry within this category exceeds 1%.

As of June 30, 2011, our ten largest portfolio companies represented approximately 40.9% of the total fair value of our investments. These ten companies accounted for 29.4% of our total revenue during the six months ended June 30, 2011. In addition, we have concentrations in the business services, healthcare, communications and food service industries.

The following table summarizes, by industry, our fair value and revenue concentrations in our investments:

	Investments at Fair Value				Revenue for the six months ended
	June 30, 2011		December 31, 2010		June 30, 2011		June 30, 2010
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Business services	$105,237	12.4%	$87,897	8.7%	$4,476	9.8%	$1,846	4.2%
Healthcare	86,105	10.1	76,358	7.6	5,193	11.4	5,364	12.3
Communications(a)	79,443	9.4	150,907	14.9	1,842	4.1	1,868	4.3
Food services	29,901	3.5	73,407	7.3	4,707	10.3	5,346	12.3

(a)	Includes Broadview, which represented $53.9 million, or 6.3%, and $103.0 million, or 10.2%, of the fair value of our investment portfolio as of June 30, 2011 and December 31, 2010, respectively.

CHANGES IN INVESTMENT PORTFOLIO

During the six months ended June 30, 2011, we completed $202.9 million of originations and advances, including $110.5 million of originations to 11 new portfolio companies and $92.4 million of originations and advances to existing portfolio companies, compared to $91.1 million of originations and advances during the six months ended June 30, 2010. The following table summarizes our total portfolio investment activity during the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
(in thousands)	2011	2010
Beginning investment portfolio	$1,009,705	$986,346
Originations and advances	202,858	91,075
Gross payments, reductions and sales of securities	(307,396)	(63,745)
Net realized loss	(35,546)	(1,524)
Unrealized depreciation	(38,742)	(15,728)
Reversals of unrealized depreciation	31,719	1,559
Origination fees and amortization of unearned income	(13,497)	(393)

Ending investment portfolio	$849,101	$997,590

Originations and Advances

The following table shows our originations and advances during the six months ended June 30, 2011 and 2010 by security type:

	Six months ended June 30,
	2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$160,940	79.3%	$67,410	74.0%
Subordinated debt
Secured	30,703	15.1	10,388	11.4
Unsecured	1,814	0.9	10,310	11.3

Total debt investments	193,457	95.3	88,108	96.7

Equity investments
Preferred equity	9,217	4.6	2,966	3.3
Common/common equivalents equity	184	0.1	1	—

Total equity investments	9,401	4.7	2,967	3.3

Total originations and advances	$202,858	100.0%	$91,075	100.0%

The following table shows our significant originations and advances.

(in thousands)	Six months ended June 30, 2011
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Education Management, Inc.	$25,000	$—	$—	$25,000
Qualawash Holdings, LLC	20,000	—	—	20,000
NPS Holding, LLC	15,273	500	—	15,773
Jet Plastica Investors, LLC	12,000	3,000	730	15,730
Virtual Radiologic Corp.	10,000	4,000	—	14,000
Focus Brands, Inc.	11,000	—	—	11,000
Bentley Systems, Inc.	10,000	—	—	10,000
Sally Holdings, LLC	10,000	—	—	10,000
Data Based Systems International, Inc.	9,000	—	126	9,126
Tank Intermediate Holding Corp.	6,000	—	—	6,000
Harron Communications, LP	5,000	1,000	—	6,000
Scotsman Industries, Inc.	5,500	—	—	5,500
LMS Intellibound, Inc.	—	5,000	142	5,142
Visant Corporation	5,125	—	—	5,125
Savvis Communications Corporation	4,993	—	—	4,993
Excelitas Technologies Corp.	3,990	—	—	3,990
Orbitel Holdings, LLC	3,775	—	—	3,775
Goodman Global, Inc.	—	3,000	—	3,000
GSDM Holdings, LLC	2,753	—	—	2,753
Stratford School Holdings, Inc.	—	2,500	—	2,500
Rural/Metro Operating Company, LLC	2,000	—	—	2,000
Service Champ, Inc.	—	1,693	122	1,815
The Gavilon Group, LLC	1,500	—	—	1,500
Miles Media Group, LLC	—	1,500	—	1,500
Restaurant Technologies, Inc.	—	—	1,141	1,141
Advanced Sleep Concepts, Inc.	—	950	163	1,113
Getty Images, Inc.	1,000	—	—	1,000
Other (< $1 million)	—	1,952	2,029	3,981

Total debt	163,909	25,095	4,453	193,457
Equity
Orbitel Holdings, LLC	3,000	—	348	3,348
Intra Media, LLC	1,250	—	—	1,250
Equity (< $1 million)	538	—	4,265	4,803

Total equity	4,788	—	4,613	9,401

Total originations and advances	$168,697	$25,095	$9,066	$202,858

Repayments, Sales and Other Reductions of Investment Portfolio

The following table shows our gross payments, reductions and sales of securities during the six months ended June 30, 2011 and 2010 by security type:

	Six months ended June 30,
	2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$166,020	54.0%	$42,166	66.1%
Subordinated debt
Secured	83,494	27.1	12,547	19.7
Unsecured	228	0.1	—	—

Total debt investments	249,742	81.2	54,713	85.8

Equity investments
Preferred equity	55,530	18.1	8,844	13.9
Common/common equivalents equity	2,124	0.7	188	0.3

Total equity investments	57,654	18.8	9,032	14.2

Total gross payments, reductions and sales of securities	$307,396	100.0%	$63,745	100.0%

During the six months ended June 30, 2011 and 2010, our gross payments, reductions and sales of securities by transaction type included:

	Six months ended June 30,
(in thousands)	2011	2010
Principal repayments, reductions and loan sales	$214,896	$25,869
Sale of equity investments	45,600	8,077
Collection of accrued paid-in-kind interest and dividends	30,097	5,774
Scheduled principal amortization	16,803	24,025

Total gross payments, reductions and sales of securities	$307,396	$63,745

As shown in the following table, during the six months ended June 30, 2011, we monetized all, or part of, 25 portfolio investments with proceeds totaling $283.2 million:

	Six months ended June 30, 2011
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
Avenue Broadband LLC	$12,864	$29,153	$9,182	$51,199
Restaurant Technologies, Inc.	35,701	1,879	8,182	45,762
Superior Industries Investors, LLC	19,333	13,528	8,903	41,764
Teleguam Holdings, LLC	20,000	—	—	20,000
Equibrand Holding Corporation	13,080	—	1,348	14,428
Maverick Healthcare Equity, LLC	12,500	—	888	13,388
Focus Brands, Inc.	10,909	—	—	10,909
Chase Doors Holdings, Inc.	10,206	—	—	10,206
Massage Envy, LLC	10,054	—	—	10,054
Interactive Data Corporation	9,950	—	—	9,950
Visant Corporation	6,983	—	—	6,983
Provo Craft & Novelty, Inc.	6,704	—	—	6,704
Knology, Inc.	6,090	—	—	6,090
Rural/Metro Operating Company, LLC	5,985	—	—	5,985
Savvis Communications Corporation	5,022	—	—	5,022
Vox Communications Group Holdings, LLC	4,100	—	—	4,100
Excelitas Technologies Corporation	3,999	—	—	3,999
Wireco Worldgroup, Inc.	3,840	—	—	3,840
Empower IT Holdings, Inc.	3,387	—	—	3,387
The SI Organization, Inc.	3,000	—	—	3,000
Stratford School Holdings, Inc.	2,500	—	—	2,500
Active Brands International, Inc.	2,062	—	—	2,062
Getty Images, Inc.	1,015	—	—	1,015
Lambeau Telecom Company, LLC	612	—	1	613
Sunshine Media Delaware, LLC	—	228	—	228

Total monetizations	209,896	44,788	28,504	283,188
Other scheduled payments	21,803	812	1,593	24,208

Total gross payments, sales and other reductions of investment portfolio	$231,699	$45,600	$30,097	$307,396

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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of June 30, 2011 and December 31, 2010:

(dollars in thousands)	June 30, 2011			December 31, 2010
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$307,744	(a)	36.2%	$330,605	(a)	32.7%
2	293,927		34.6	370,694		36.7
3	184,531		21.7	173,447		17.2
4	2,994		0.4	112,811		11.2
5	59,905		7.1	22,148		2.2

Total	$849,101		100.0%	$1,009,705		100.0%

(a)	As of June 30, 2011 and December 31, 2010, Investment Rating “1” included $117.2 million and $112.2 million, respectively, of loans to companies in which we also hold equity securities.

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

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at cost, as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$9,498	1.27%	$10,388	1.18%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$9,498	1.27%	$10,388	1.18%

Loans on non-accrual status
0 to 90 days past due	$88,669	11.88%	$128,989	14.69%
Greater than 90 days past due	9,498	1.27	10,388	1.18

Total loans on non-accrual status	$98,167	13.15%	$139,377	15.87%

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$994	0.15%	$6,157	0.81%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$994	0.15%	$6,157	0.81%

Loans on non-accrual status
0 to 90 days past due	$34,825	5.10%	$19,835	2.62%
Greater than 90 days past due	994	0.15	6,157	0.81

Total loans on non-accrual status	$35,819	5.25%	$25,992	3.43%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2010 through June 30, 2011:

	Six months ended June 30, 2011
(In thousands)	Cost		Fair Value
Non-accrual loan balance as of December 31, 2010	$139,377		$25,992

Additional loans on non-accrual status - other media	9,247		4,235
Advances to companies on non-accrual status	7,864		—
Loans converted to equity	(5,904)		—
Payments received on loans on non-accrual status	(7,095)		(7,095)
Change in valuation of loans on non-accrual status	—		14,799	(a)
Reversal of previously recognized unrealized loss on non-accrual loans	—		43,210	(b)
Realized loss on non-accrual loans	(45,322	)(b)	(45,322	)(b)

Total change in non-accrual loans	(41,210)		9,827

Non-accrual loan balance as of June 30, 2011	$98,167		$35,819

(a)	Relates primarily to the change in depreciation on our investment in Jet Plastica Investors, LLC senior debt.
(b)	Primarily reflects our sales of Active Brands International, Inc. and Vox Communications Group Holdings, LLC during the six months ended June 30, 2011. Our investments in the debt issued by both of these portfolio companies were on non-accrual status as of December 31, 2010. Upon the sales of these investments, we reversed the previously unrealized depreciation and recorded realized losses.

RESULTS OF OPERATIONS

The following section compares our results of operations for the three months ended June 30, 2011 to the three months ended June 30, 2010.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

The following table summarizes the components of our net loss for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,		Variance
(dollars in thousands)	2011	2010	$	Percentage
Revenue
Interest and dividend income
Interest income	$17,153	$19,089	$(1,936)	(10.1)%
Dividend income	2,116	1,494	622	41.6
Loan fees	919	570	349	61.2

Total interest and dividend income	20,188	21,153	(965)	(4.6)
Advisory fees and other income	1,020	615	405	65.9

Total revenue	21,208	21,768	(560)	(2.6)

Operating expense
Interest expense	3,945	4,383	(438)	(10.0)
Employee compensation
Salaries and benefits	2,908	3,742	(834)	(22.3)
Amortization of employee restricted stock awards	406	1,123	(717)	(63.8)

Total employee compensation	3,314	4,865	(1,551)	(31.9)

General and administrative expense	2,711	3,670	(959)	(26.1)

Total operating expense	9,970	12,918	(2,948)	(22.8)

Net operating income before net investment loss, gain on extinguishment of debt and income tax provision	11,238	8,850	2,388	27.0

Net investment loss before income tax provision	(21,448)	(12,966)	(8,482)	65.4

Gain on extinguishment of debt before income tax provision	—	3,490	(3,490)	(100.0)

Income tax provision	8	124	(116)	(93.5)

Net loss	$(10,218)	$(750)	$(9,468)	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the three months ended June 30, 2011, our total revenue was $21.2 million, which represents a $0.6 million, or 2.6%, decrease from the three months ended June 30, 2010. This decrease resulted from a $1.9 million, or 10.1%, decrease in interest income, which was partially offset by a $0.6 million, or 41.6%, increase in dividend income, a $0.4 million, or 65.9%, increase in advisory fees and other income; and a $0.3 million, or 61.2%, increase in loan fees. Dividend income increased significantly primarily because the fair value of seven existing portfolio companies improved sufficiently to support the accretion of dividends. The increase in advisory fees and other income is attributable to our increased origination activity during the three months ended June 30, 2011. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended June 30, 2011 from the three months ended June 30, 2010.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended June 30, 2011, the total yield on our average debt portfolio at fair value was 10.4% compared to 11.5% during the three months ended June 30, 2010. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011	2010
Average 90-day LIBOR	0.3%	0.4%
Spread to average LIBOR on average loan portfolio	10.7	11.9
Impact of fee accelerations of unearned fees on paid/restructured loans	0.2	0.1
Impact of non-accrual loans	(0.8)	(0.9)

Total yield on average loan portfolio	10.4%	11.5%

During the three months ended June 30, 2011, interest income was $17.2 million, compared to $19.1 million during the three months ended June 30, 2010, which represented a $1.9 million, or 10.1%, decrease. This decrease reflected a $2.3 million decrease in interest income resulting from a 120 basis point decrease in our spread to LIBOR and a $0.3 million decrease related to the change in LIBOR. These decreases were partially offset by a $0.5 million increase in interest income resulting from the impact of interest rate floors and $0.2 million increase in interest income from a 1.5% rise in our average loan balance.

PIK Income

Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the loan balance. PIK may be prepaid by either contract or the portfolio company’s choice, but generally is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended June 30, 2011 and 2010, at cost:

	Three months ended June 30,
(in thousands)	2011	2010
Beginning PIK loan balance	$26,162	$36,879
PIK interest earned during the period	1,658	3,292
Interest receivable converted to PIK	—	104
Payments received from PIK loans	(12,264)	(4,413)
PIK converted to other securities	(277)	—

Ending PIK loan balance	$15,279	$35,862

As of June 30, 2011 and 2010, we were not accruing interest on $6.2 million and $7.9 million, respectively, of the PIK loans, at cost, shown in the preceding table. The payments received from PIK loans during the three months ended June 30, 2011, includes $8.2 million and $2.4 million of PIK collected in conjunction with the respective sales of our investments in Restaurant Technologies, Inc. and Avenue Broadband LLC, as well as PIK collected from six other portfolio investments.

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

The following table summarizes our dividend activity, at cost, for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,
(in thousands)	2011	2010
Beginning accrued dividend balance	$89,295	$90,227
Dividend income earned during the period	2,116	1,494
Dividend collections	(7,870)	(956)
Realized loss	—	(379)

Ending accrued dividend balance	$83,541	$90,386

During the three months ended June 30, 2011, our dividend income was $2.1 million, which represented a $0.6 million, or 41.6%, increase from the three months ended June 30, 2010. Dividend income increased $1.5 million primarily because the fair value of seven existing portfolio companies improved sufficiently to support the accretion of dividends. Dividend income decreased $0.9 million as a result of the sale of four dividend-producing investments. The sale of our equity investment in Avenue Broadband, LLC resulted in the collection of $6.8 million of dividends.

LOAN FEES

Loan fees include origination fees on loans that we defer and amortize into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary. During the three months ended June 30, 2011, our loan fees increased $0.3 million, or 61.2%, compared to the same period in 2010.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended June 30, 2011, we earned $1.0 million of advisory fees and other income, which represented a $0.4 million, or 65.9%, increase from the three months ended June 30, 2010. This increase was attributable primarily to additional advisory fees earned in conjunction with the origination of new investments during the three months ended June 30, 2011.

TOTAL OPERATING EXPENSE

Total operating expense includes interest, employee compensation and general and administrative expenses. During the three months ended June 30, 2011, we incurred $10.0 million of operating expense, representing a $2.9 million, or 22.8%, decrease from the same quarter in the prior year. This decrease was composed of a $1.5 million decrease in employee compensation expense, a $1.0 million decrease in general and administrative expense and a $0.4 million decrease in interest expense. The reasons for these variances are discussed in more detail below. See Recent Developments for a discussion of our corporate restructuring and retention programs and the impact that we estimate that the implementation of these programs will have on our future operating expense.

INTEREST EXPENSE

During the three months ended June 30, 2011, we incurred $3.9 million of interest expense, which represented a $0.4 million, or 10.0%, decrease from the same period in 2010. A reduction in average LIBOR from 0.43% in the second quarter of 2010 to 0.26% in the second quarter of 2011 reduced interest expense by $0.2 million. A narrowing of the interest rate spread from 2.4% during the three months ended June 30, 2010 to 2.3% during the three months ended June 30, 2011 caused interest expense to decrease by $0.1 million. Interest expense also decreased $0.1 million as a result of a reduction in our amortization of debt issuance costs.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended June 30, 2011, our employee compensation expense was $3.3 million, which represented a $1.5 million, or 31.9%, decrease from the same period in 2010. Our salaries and benefits decreased by $0.8 million, or 22.3%, primarily due to a $0.9 million decrease in incentive compensation, partially offset by a $0.1 million increase in payroll taxes and benefits. See Recent Developments for a discussion of our corporate restructuring and retention programs and the impact that we estimate that the implementation of these programs will have on our future employee compensation expense.

During the three months ended June 30, 2011, we recognized $0.4 million of compensation expense related to restricted stock awards, compared to $1.1 million for the three months ended June 30, 2010, which represented a $0.7 million, or 63.8%, decrease. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in amortization of employee restricted stock. This lapsing of forfeiture provisions more than offset the amortization of restricted stock awarded in 2011.

GENERAL AND ADMINISTRATIVE

During the three months ended June 30, 2011, general and administrative expense was $2.7 million, which represented a $1.0 million, or 26.1%, decrease from the same period in 2010. This decrease was primarily the result of $0.9 million of fees paid in the second quarter of 2010 related to the contested election of directors to our board of directors at our 2010 Annual Meeting. See Recent Developments for a discussion of our corporate restructuring and retention programs and the impact that we estimate that the implementation of these programs will have on our future general and administrative expenses.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION

Net operating income before net investment loss, gain on extinguishment of debt and income tax provision for the three months ended June 30, 2011 totaled $11.2 million, compared with $8.9 million for the three months ended June 30, 2010. This increase was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

Distributable net operating income, or DNOI, is net operating income before net investment loss, gain on extinguishment of debt and income tax provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net (loss) income, earnings per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company, but does not require settlement in cash. DNOI does include PIK interest and dividend income, which generally are not payable in cash on a regular basis, but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income (loss), earnings per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income (loss), earnings per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

During the three months ended June 30, 2011, DNOI was $11.6 million, or $0.15 per share, compared to $10.0 million, or $0.13 per share for the three months ended June 30, 2010. The following table shows a reconciliation of our reported net operating income before net investment loss, gain on extinguishment of debt and income tax provision to DNOI for the quarters ended June 30, 2011 and 2010:

	Three months ended June 30,
(in thousands, except per share data)	2011	2010
Net operating income before net investment loss, gain on extinguishment of debt and income tax provision	$11,238	$8,850
Amortization of employee restricted stock awards	406	1,123

DNOI	$11,644	$9,973

Per common share data (basic and diluted)
Weighted-average common shares outstanding	76,343	75,392
Loss per common share	$(0.13)	$(0.01)
Net operating income before net investment loss, gain on extinguishment of debt and income tax provision per common share	$0.15	$0.12
DNOI per common share	$0.15	$0.13

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION

During the three months ended June 30, 2011, we incurred $21.4 million of net investment losses before income tax provision, compared to $13.0 million of net investment losses during the same period in 2010. These amounts represent the total of net realized gains and losses, net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized gain and loss on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2011:

(in thousands)		Three months ended June 30, 2011
Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(24,829)	$—	$(24,829)
Intran Media, LLC	Other Media	Control	—	(3,758)	—	(3,758)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(2,141)	—	(2,141)
VOX Communications Group Holdings, LLC	Broadcasting	Non-Affiliate	(7,688)	—	5,645	(2,043)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(1,274)	—	(1,274)
Restaurant Technologies, Inc.	Food Services	Non-Affiliate	1,527	—	(1,842)	(315)
Provo Craft & Novelty, Inc.	Leisure Activities	Non-Affiliate	(1,152)	—	1,151	(1)
Active Brands International, Inc.	Consumer Products	Non-Affiliate	(12,052)	—	12,053	1
GMC Television Broadcasting, LLC	Broadcasting	Control	(1,000)	11	1,000	11
Avenue Broadband LLC	Cable	Control	11,917	—	(11,895)	22
Jenzabar, Inc.	Technology	Non-Affiliate	—	1,531	—	1,531
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-Affiliate	—	2,186	—	2,186
GSDM Holdings, LLC	Healthcare	Non-Affiliate	—	2,479	—	2,479
RadioPharmacy Investors, LLC	Healthcare	Control	—	2,727	—	2,727
NPS Holding Group, LLC	Business Services	Control	—	3,855	—	3,855
Other (< $1 million net gain (loss))			(58)	(353)	512	101

Total			$(8,506)	$(19,566)	$6,624	$(21,448)

A summary of the reasons for significant changes in realized and unrealized (loss) and gain on investments and changes in unrealized appreciation and depreciation on investments for the three months ended June 30, 2011, are summarized below:

•

During the quarter ended June 30, 2011, we recorded a $24.8 million decrease in the fair value of our investment in Broadview, our single largest portfolio investment. On June 21, 2011, Broadview withdrew its tender offer for $300 million of its 11 3/8% Senior Secured Notes, due in 2012, following Broadview’s review of market conditions. Due to these uncertain market conditions, we changed the methodology by which we value Broadview to a trailing EBITDA basis as opposed to our prior methodology under which we valued our investment on a projected forward EBITDA basis and new owner cash flows.

•

We also recorded unrealized depreciation on our investments in PremierGarage Holdings, LLC, or PremierGarage and Intran Media, LLC, or Intran, to reflect our portion of the estimated liquidation value of these portfolio companies.

•

We also recorded unrealized depreciation on our investment in Jet Plastica Investors, LLC, or Jet Plastica, to reflect an incremental investment in this portfolio company during the quarter ended June 30, 2011, that we subsequently wrote down to zero.

•

We received payments of $4.1 million in satisfaction of our $11.8 million debt investment in VOX Communications Group Holdings, LLC, or VOX, and wrote off our remaining investment in that portfolio company. As a result of that transaction, we reversed $5.6 million of previously unrealized depreciation and realized a $7.7 million loss.

•

We wrote off our remaining subordinated debt investment in Active Brands International, Inc., or Active Brands, resulting in the reversal of $12.1 million of previously unrealized depreciation and the realization of a $12.1 million loss.

•	We sold our investment in Avenue Broadband LLC, or Avenue Broadband, resulting in the reversal of $11.9 million of previously unrealized appreciation and the realization of an $11.9 million gain.

The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.

The following table summarizes our realized gain and (loss) on our investments and changes in unrealized appreciation and depreciation on our investments during the three months ended June 30, 2010:

(in thousands)		Three months ended June 30, 2010
Portfolio Company	Industry	Type	Realized Loss	Unrealized (Depreciation)/Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Broadview Network Holdings, Inc.	Communications	Control	$—	$(11,625)	$—	$(11,625)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(8,559)	—	(8,559)
Active Brands International, Inc.	Consumer Products	Non-Affiliate	—	(3,723)	—	(3,723)
Intran Media, LLC	Other Media	Control	—	(1,038)	—	(1,038)
JetBroadband Holdings, LLC	Cable	Control	(2,032)	(867)	2,032	(867)
Avenue Broadband LLC	Cable	Control	—	4,757	—	4,757
MCI Holdings LLC	Healthcare	Non-Affiliate	—	3,177	—	3,177
GSDM Holdings, LLC	Healthcare	Non-Affiliate	—	2,367	—	2,367
Metropolitan Telecommunications Holding Company	Communications	Non-Affiliate	—	1,551	—	1,551
B&H Education, Inc.	Education	Non-Affiliate	3,665	—	(3,642)	23
Other (< $1 million net gain (loss))			(890)	965	896	971

Total			$743	$(12,995)	$(714)	$(12,966)

During the quarter ended June 30, 2010, we sold our convertible preferred stock in B&H Education Inc. and a portion of our investment in JetBroadband Holdings, LLC for approximately the fair value of that portion of those investments reported as of March 31, 2010. During the three months ended June 30, 2010, we recorded unrealized depreciation primarily related to Broadview and Jet Plastica. The decrease in the fair value of Broadview was attributable principally to an adjustment to our estimate of the fair value of this investment, which is based on, among other things, merger and acquisition comparables, private market transactions, public company comparables, a discounted cash flow analysis and an independent third-party valuation. The decrease in the fair value of Jet Plastica was attributable to a decrease in the performance of that company, as well as a reduction in valuation multiples. The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and, to a lesser extent, the multiples used to value certain of our investments.

GAIN ON EXTINGUISHMENT OF DEBT

In the second quarter of 2010, we repurchased $8.0 million of collateralized loan obligations for $4.4 million that previously had been issued by our Commercial Loan Trust 2006-1, which resulted in the recognition of a $3.6 million gain on extinguishment of debt, excluding the effect of the amortization of the acceleration of $0.1 million in deferred debt costs.

INCOME TAX PROVISION

During the three months ended June 30, 2011, we incurred an $8,000 income tax provision compared to a $0.1 million income tax provision during the three months ended June 30, 2010. The income tax provision for both periods was primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

NET LOSS

During the three months ended June 30, 2011, we recorded a net loss of $10.2 million, compared to a net loss of $0.8 million during the three months ended June 30, 2010. This change is attributable to the items discussed above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The following table summarizes the components of our net (loss) income for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,		Variance
(dollars in thousands)	2011	2010	$	Percentage
Revenue
Interest and dividend income
Interest income	$37,311	$38,647	$(1,336)	(3.5)%
Dividend income	4,613	2,823	1,790	63.4
Loan fees	1,700	1,294	406	31.4

Total interest and dividend income	43,624	42,764	860	2.0
Advisory fees and other income	1,887	750	1,137	151.6

Total revenue	45,511	43,514	1,997	4.6

Operating expense
Interest expense	7,818	8,856	(1,038)	(11.7)
Employee compensation
Salaries and benefits	6,884	8,538	(1,654)	(19.4)
Amortization of employee restricted stock awards	1,030	2,350	(1,320)	(56.2)

Total employee compensation	7,914	10,888	(2,974)	(27.3)

General and administrative expense	5,538	6,481	(943)	(14.6)

Total operating expense	21,270	26,225	(4,955)	(18.9)

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision	24,241	17,289	6,952	40.2

Net investment loss before income tax provision	(42,392)	(15,330)	(27,062)	176.5

(Loss) gain on extinguishment of debt before income tax provision	(863)	3,432	(4,295)	NM

Income tax provision	19	186	(167)	(89.8)

Net (loss) income	$(19,033)	$5,205	$(24,238)	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the six months ended June 30, 2011, our total revenue was $45.5 million, which represents a $2.0 million, or 4.6%, increase from the six months ended June 30, 2010. This increase resulted from a $1.8 million, or 63.4%, increase in dividend income, a $1.1 million, or 151.6%, increase in advisory fees and other income and a $0.4 million, or 31.4%, increase in loan fees. These increases were partially offset by a $1.3 million, or 3.5%, decrease in interest income. Dividend income increased significantly primarily because the fair value of eight existing portfolio companies improved sufficiently to support the accretion of dividends. The increase in advisory fees and other income is attributable to our increased origination activity during the six months ended June 30, 2011, as well as higher prepayment fees. The following sections describe the reasons for the variances in each major component of our revenue during the six months ended June 30, 2011 from the six months ended June 30, 2010.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the six months ended June 30, 2011, the total yield on our average debt portfolio at fair value was 10.8% compared to 11.7% during the six months ended June 30, 2010.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
Average 90-day LIBOR	0.3%	0.3%
Spread to average LIBOR on average loan portfolio	10.8	12.1
Impact of fee accelerations of unearned fees on paid/restructured loans	0.2	0.1
Impact of non-accrual loans	(0.5)	(0.8)

Total yield on average loan portfolio	10.8%	11.7%

During the six months ended June 30, 2011, interest income was $37.3 million, compared to $38.6 million during the six months ended June 30, 2010, which represented a $1.3 million, or 3.5%, decrease. This decrease reflected a $2.8 million decrease in interest income resulting from a 128 basis point decrease in our spread to LIBOR, a $0.6 million decrease resulting from the net impact of loans that were on non-accrual status during the six months ended June 30, 2011 that were accruing interest during the six months ended June 30, 2010 and a $0.2 million decrease related to the change in LIBOR. These decreases were partially offset by a $1.6 million increase resulting from a 6.0% rise in our average loan balance and a $0.7 million increase in interest income resulting from the impact of interest rate floors.

PIK Income

The following table shows the PIK-related activity for the six months ended June 30, 2011 and 2010, at cost:

	Six months ended June 30,
(in thousands)	2011	2010
Beginning PIK loan balance	$30,923	$33,436
PIK interest earned during the period	4,093	6,907
Interest receivable converted to PIK	360	337
Payments received from PIK loans	(18,044)	(4,818)
PIK converted to other securities	(876)	—
Realized loss	(1,177)	—

Ending PIK loan balance	$15,279	$35,862

The increase in payments received from PIK loans during the six months ended June 30, 2011, includes $8.2 million of PIK collected in conjunction with the sale of our investment in Restaurant Technologies, Inc. and $4.7 million of PIK collected in conjunction with the sale of our investment in Superior Industries Investors, LLC, or Superior.

DIVIDEND INCOME

The following table summarizes our dividend activity, at cost, for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
(in thousands)	2011	2010
Beginning accrued dividend balance	$90,981	$88,898
Dividend income earned during the period	4,613	2,823
Dividend collections	(12,053)	(956)
Realized loss	—	(379)

Ending accrued dividend balance	$83,541	$90,386

During the six months ended June 30, 2011, our dividend income was $4.6 million, which represented a $1.8 million, or 63.4%, increase from the six months ended June 30, 2010. Dividend income increased $2.7 million primarily because the fair value of eight existing portfolio companies improved sufficiently to support the accretion of dividends partially offset by a $0.9 million decrease resulting from the sale of four dividend-producing investments. The sale of our equity investment in Avenue Broadband, LLC resulted in the collection of $6.8 million of dividends, and the sale of our equity investment in Superior resulted in the collection of $4.2 million of dividends.

LOAN FEES

During the six months ended June 30, 2011, our loan fees increased $0.4 million, or 31.4%, compared to the same period in 2010. Approximately two-thirds of this increase was attributable to the acceleration of previously unamortized loan origination fees into loan income.

ADVISORY FEES AND OTHER INCOME

During the six months ended June 30, 2011, we earned $1.9 million of advisory fees and other income, which represented a $1.1 million, or 151.6%, increase from the six months ended June 30, 2010. Approximately two-thirds of this increase was attributable to additional advisory fees earned on our new investments, which resulted from increased origination activity during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, while the remainder was attributable to higher prepayment penalty fees.

TOTAL OPERATING EXPENSE

During the six months ended June 30, 2011, we incurred $21.3 million of operating expense, representing a $5.0 million, or 18.9%, decrease from the same period in the prior year. This decrease was composed of a $3.0 million decrease in employee compensation expense, a $1.0 million decrease in interest expense and a $1.0 million decrease in general and administrative expense. The reasons for these variances are discussed in more detail below. See Recent Developments for a discussion of our corporate restructuring and retention programs and the impact that we estimate that the implementation of these programs will have on our future operating expense.

INTEREST EXPENSE

During the six months ended June 30, 2011, we incurred $7.8 million of interest expense, which represented a $1.0 million, or 11.7%, decrease from the same period in 2010. A narrowing of the interest rate spread from 2.43% during the six months ended June 30, 2010 to 2.18% during the six months ended June 30, 2011 caused interest expense to decrease by $0.7 million. Interest expense also decreased $0.2 million as a result of a reduction in our amortization of debt issuance costs. A reduction in average LIBOR from 0.35% in the first half of 2010 to 0.29% in the first half of 2011 further reduced interest expense by $0.1 million.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the six months ended June 30, 2011, our employee compensation expense was $7.9 million, which represented a $3.0 million, or 27.3%, decrease from the same period in 2010. Our salaries and benefits decreased by $1.7 million, or 19.4%, primarily due to a $1.9 million decrease in incentive compensation, partially offset by a $0.2 million increase in payroll taxes and benefits. See Recent Developments for a discussion of our corporate restructuring and retention programs and the impact that we estimate that the implementation of these programs will have on our future employee compensation expense.

During the six months ended June 30, 2011, we recognized $1.0 million of compensation expense related to restricted stock awards, compared to $2.3 million for the six months ended June 30, 2010, which represented a $1.3 million, or 56.2%, decrease. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in amortization of employee restricted stock. Issuance of restricted stock under the 2009 Long-Term Incentive Plan, or LTIP, was contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the Compensation Committee of our board of directors. We achieved the final price threshold under which restricted stock could be issued during the six months ended June 30, 2011, resulting in the issuance of 86,500 shares of restricted common stock and the award of $1.0 million to LTIP participants.

GENERAL AND ADMINISTRATIVE

During the six months ended June 30, 2011, general and administrative expense was $5.5 million, which represented a $1.0 million, or 14.6%, decrease from the same period in 2010. This decrease was primarily the result of $0.9 million of fees paid in the second quarter of 2010 related to the contested election of directors to our board of directors at our 2010 Annual Meeting. See Recent Developments for a discussion of our corporate restructuring and retention programs and the impact that we estimate that the implementation of these programs will have on our future general and administrative expenses.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, (LOSS) GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision for the six months ended June 30, 2011 totaled $24.2 million, compared with $17.3 million for the six months ended June 30, 2010. This increase was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

During the six months ended June 30, 2011, DNOI was $25.3 million, or $0.33 per share, compared to $19.6 million, or $0.26 per share for the six months ended June 30, 2010. The following table shows a reconciliation of our reported net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision to DNOI for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
(in thousands, except per share data)	2011	2010
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision	$24,241	$17,289
Amortization of employee restricted stock awards	1,030	2,350

DNOI	$25,271	$19,639

Per common share data (basic and diluted)
Weighted-average common shares outstanding	76,056	76,424
(Loss) earnings per common share	$(0.25)	$0.07
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision per common share	$0.32	$0.23
DNOI per common share	$0.33	$0.26

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the six months ended June 30, 2011:

(in thousands)		Six months ended June 30, 2011
Portfolio Company	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(49,118)	$—	$(49,118)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(5,422)	—	(5,422)
Intran Media, LLC	Other Media	Control	—	(4,528)	—	(4,528)
VOX Communications	Broadcasting	Non-Affiliate	(7,688)	—	5,645	(2,043)
Superior Industries Investors, Inc.	Sporting Goods	Control	988	—	(2,788)	(1,800)
Provo Craft & Novelty, Inc.	Leisure Activities	Non-Affiliate	(1,152)	(1,160)	1,151	(1,161)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(1,274)	—	(1,274)
NDSSI Holdings, LLC	Electronics	Non-Affiliate	—	(1,000)	—	(1,000)
Avenue Broadband LLC	Cable	Control	11,917	(325)	(11,895)	(303)
GMC Television Broadcasting, LLC	Broadcasting	Control	(1,000)	(47)	1,000	(47)
Active Brands International, Inc.	Consumer Products	Non-Affiliate	(39,706)	—	39,829	123
Restaurant Technologies, Inc.	Food Services	Non-Affiliate	1,527	1,429	(1,842)	1,114
Cruz Bay Publishing, Inc.	Publishing	Non-Affiliate	—	1,748	—	1,748
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-Affiliate	—	2,313	—	2,313
GSDM Holdings, LLC, Inc.	Healthcare	Non-Affiliate	—	2,554	—	2,554
NPS Holding Group, LLC	Business Services	Control	—	3,561	—	3,561
RadioPharmacy Investors, LLC	Healthcare	Control	—	7,579	—	7,579
Other (< $1 million net gain (loss))			(1,019)	5,025	1,306	5,312

Total			$(36,133)	$(38,665)	$32,406	$(42,392)

A summary of the reasons for significant changes in realized and unrealized (loss) and gain on investments and changes in unrealized appreciation and depreciation on investments for the six months ended June 30, 2011 are summarized below.

•

During the six months ended June 30, 2011, we recorded a $49.1 million decrease in the fair value of our investment in Broadview. On June 21, 2011, Broadview withdrew its tender offer for $300 million of its 11 3/8% Senior Secured Notes, due in 2012, following Broadview’s review of market conditions. Due to these uncertain market conditions, we changed the methodology by which we value Broadview to a trailing EBITDA basis as opposed to our prior methodology under which we valued our investment on a projected forward EBITDA basis and new owner cash flows.

•

We also recorded unrealized depreciation in our investments in PremierGarage and Intran during the six months ended June 30, 2011, to reflect our portion of the estimated liquidation value of those companies.

•

We also recorded unrealized depreciation on our investment in Jet Plastica to reflect an incremental investment that we made in this investment in this portfolio company during the six months ended June 30, 2011, that we subsequently wrote down to zero.

•

We received payments of $2.1 million on the sale of Active Brands’ senior debt and wrote off our subordinated debt and equity investment in that portfolio company, which resulted in the reversal of $39.8 million of previously unrealized depreciation and the realization of a $39.7 million loss.

•

We received payments of $4.1 million in satisfaction of our $11.8 million debt investment in VOX and wrote off our remaining investment in that portfolio company, which resulted in the reversal of $5.6 million of previously unrealized depreciation and the realization of a $7.7 million loss.

•	We sold our investment in Avenue Broadband, which resulted in the reversal of $11.9 million of previously unrealized appreciation and the realization of a $11.9 million gain.

•

We sold our investment in Superior, which resulted in the reversal of $2.8 million of previously unrealized appreciation and the realization of a $1.0 million gain, including $1.8 million of transaction costs that we recorded at the time of sale.

The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.

The following table summarizes our realized gain and (loss) on our investments and changes in unrealized appreciation and depreciation on our investments during the six months ended June 30, 2010:

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

During the quarter ended March 31, 2010, we sold our common stock in WebMediaBrands Inc. for approximately the fair value of this investment reported as of December 31, 2009. During the quarter ended June 30, 2010, we sold our convertible preferred stock in B&H Education Inc. and a portion of our investment in JetBroadband for approximately the fair value of that portion of this investment reported as of March 31, 2010. During the first half of 2010, we recorded unrealized depreciation primarily related to Broadview and Jet Plastica. The decrease in the fair value of Broadview was attributable principally to an adjustment to our estimate of the fair value of this investment, which was based on, among other things, merger and acquisition comparables, private market transactions, public company comparables, a discounted cash flow analysis and an independent third-party valuation. The decrease in the fair value of Jet Plastica was attributable to a decrease in the performance of that company, as well as a reduction in valuation multiples. The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and, to a lesser extent, the multiples used to value certain of our investments.

GAIN (LOSS) ON EXTINGUISHMENT OF DEBT

We incurred a $0.9 million premium when we repurchased $17.4 million of our private placement notes during the first half of 2011. In the first half of 2010, we repurchased $8.0 million of collateralized loan obligations for $4.4 million that previously had been issued by our Commercial Loan Trust 2006-1, which resulted in the recognition of a $3.6 million gain on extinguishment of debt, excluding the effect of the amortization of the acceleration of $0.1 million in deferred debt costs. Additionally, in the first half of 2010, we incurred a $0.1 million premium when we repurchased $2.9 million of our private placement notes. This premium represents 102% of the principal amount to be purchased with monetization proceeds as required by our agreement with the holders of these unsecured notes.

INCOME TAX PROVISION

During the six months ended June 30, 2011, we incurred a $19,000 income tax provision compared to a $0.2 million income tax provision during the six months ended June 30, 2010. The income tax provision for both periods was primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

NET (LOSS) INCOME

During the six months ended June 30, 2011, we recorded a $19.0 million net loss, compared to net income of $5.2 million during the six months ended June 30, 2010. This change is attributable to the items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•

Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of June 30, 2011 and December 31, 2010, we had $65.8 million and $45.0 million, respectively, in cash and cash equivalents. As of June 30, 2011, $21.3 million was held in secure interest-bearing accounts.

•

Cash, securitization accounts include principal and interest payments received on securitized loans, which, in certain cases, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. In other cases, we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements. As of June 30, 2011 and December 31, 2010, we had $93.6 million and $42.2 million, respectively, in cash, securitization accounts. On October 20, 2011, the next reporting date for our Commercial Loan Trust 2006-1 facility, we will be required to use at least $55.9 million of securitized cash in that facility (primarily representing previous principal collections) to repay a portion of that facility. Subsequent collections of principal that we receive from collateral held by Commercial Loan Trust 2006-1 will be used to repay that facility.

•

Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash was represented by cash held by Solutions Capital I, L.P., our SBIC, which generally is restricted to the origination of new loans from our SBIC. As of June 30, 2011 and December 31, 2010, we had $42.2 million and $29.4 million respectively, of restricted cash.

During the six months ended June 30, 2011, our operating activities provided $136.8 million of cash and cash equivalents, compared to $8.3 million used during the six months ended June 30, 2010. The $145.1 million increase in cash provided by operating activities resulted primarily from increased monetizations partially offset by increased investments in portfolio companies. During the six months ended June 30, 2011, our financing activities used $116.0 million of cash, compared to $1.7 million during the six months ended June 30, 2010. This $114.3 million increase in cash used by financing activities was due primarily to a $74.3 million net increase in cash held in securitization and restricted cash accounts, a $22.3 million increase in payments of dividends, a $7.4 million increase in payments on borrowings, and a $9.0 million decrease in proceeds from our borrowings.

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

We generally expect to limit our future investing activities principally to debt investments and do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future. When making new investments, we expect to underwrite credit in a manner consistent with our expectation that macro-economic conditions will be under pressure for an extended period of time. Over time, if we meet our goals with respect to leverage levels and unrestricted cash balances, we potentially may, depending on stock price and debt pricing levels, seek to repurchase our equity and additional debt securities, including our collateralized loan obligations, subject to the limitations set forth in our private placement borrowing agreements and any regulatory limits. To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon a quarterly assessment of the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision.

As discussed in Recent Developments, we expect we will incur a total of $4.3 million to $4.5 million of severance and severance related costs through December 31, 2011 associated with the implementation of our corporate restructuring plan. Excluding these severance and severance-related costs, we believe that the implementation of this restructuring plan, which includes the closure of one of our facilities and other planned reductions in our general and administrative expense, will result in approximately $6.75 million to $7.25 million of savings through December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS

As of June 30, 2011, we reported $511.2 million of borrowings on our Consolidated Balance Sheets at cost. We estimate that the fair value of these borrowings as of June 30, 2011 was approximately $489.1 million, based on market data and current interest rates. As of June 30, 2011, the weighted-average annual interest rate on all of our outstanding borrowings was 2.4%, excluding the amortization of deferred debt issuance costs. The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		June 30, 2011		December 31, 2010
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$—	$—	$17,434	$17,434
Series 2007-A	October 2012	8,717	8,717	8,717	8,717

Commercial Loan Funding Trust
Variable Funding Note	January 2014(a)	150,000	77,013	150,000	100,251

Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	50,000	5,000	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(c)	April 2018	47,500	29,880	47,500	29,880
SBIC (Maximum borrowing potential)(d)	(e)	150,000	108,600	130,000	108,600

Total borrowings		$701,217	$511,210	$698,651	$546,882

(a)	In January 2011, the lender renewed this facility through January 2013. In conjunction with this renewal, the legal final maturity date became January 2014.
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

(d)

As of June 30, 2011, we had the potential to borrow up to $150.0 million of SBA-guaranteed debentures under the SBIC program. The SBA has approved and committed up to $150.0 million in borrowings to the SBIC. To utilize the full $150.0 million borrowing potential approved and committed by the SBIC under this program, we would have had to fund a total of $75.0 million to the SBIC, of which we had funded $49.6 million as of June 30, 2011. Based on our funded capital as of June 30, 2011, Solutions Capital I, L.P., subject to the SBA’s approval, could have borrowed up to an additional $6.0 million to originate investments.

(e)

As of June 30, 2011, we could originate new borrowings, under the $150.0 million commitment made by the SBA, through September 2015. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2025.

Each of our credit facilities has certain collateral requirements and/or financial covenants. As of June 30, 2011, the net worth covenant of our SunTrust Warehouse requires that we maintain a consolidated tangible net worth of not less than $450.0 million, plus 50% of any equity raised after February 26, 2009. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As of June 30, 2011, our asset coverage ratio was 232% and we had $6.0 million of unused, currently available borrowing capacity remaining in our SBIC subsidiary (subject to the SBA’s approval) that is exempt from the asset coverage ratio requirements under the SEC exemptive order issued to us in October 2008.

As of June 30, 2011, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

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

PRIVATE PLACEMENT NOTES

As of June 30, 2011, we had one outstanding series of fixed-term, unsecured notes, or the Series 2007-A unsecured notes, with a total balance of $8.7 million and an interest rate of 8.96%. Under the terms of the most recent amended agreement for the Series 2007-A unsecured notes, we are required to offer to repurchase such notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased. We are required to offer to repurchase these notes with 45% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the Series 2007-A unsecured notes as, and when, such sales occur in the event of proceeds of $5.0 million or more or otherwise on a semi-annual basis, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%. When the Series 2007-A unsecured notes mature, we expect to repay these notes with the proceeds from monetizations of our unencumbered investments and unrestricted cash and cash equivalents. As of June 30, 2011, the consolidated stockholders’ equity covenant of the Private Placement Notes required that we maintain a consolidated stockholders’ equity of not less than $500.0 million. In July 2011, this covenant was amended to require that we maintain a consolidated stockholders’ equity of not less than $425.0 million, as of June 30, 2011 and each fiscal quarter thereafter.

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

COMMERCIAL LOAN FUNDING TRUST

As of June 30, 2011, we had a $77.0 million balance outstanding under the SunTrust Warehouse, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. Structured to operate like a revolving credit facility, the SunTrust Warehouse is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that MCG Capital Corporation, the parent, sold to the trust. The SunTrust Warehouse is funded by third parties through the commercial paper market with SunTrust Bank providing a liquidity backstop through January 2013. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. The pool of commercial loans must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs.

In January 2011, SunTrust Bank renewed this liquidity facility through January 2013. The legal final maturity date of the SunTrust Warehouse is January 2014 and the scheduled termination date is January 2013. If a new agreement or extension is not executed by January 2013, the SunTrust Warehouse enters a 12-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed in the facility. Any remaining balance must be repaid by the January 2014 legal maturity date, otherwise all or part of the associated collateral may be forfeited. Prior to the commencement of any amortization period, net proceeds from monetizations of collateral financed in the SunTrust Warehouse must be reinvested in additional collateral or used to repay the outstanding borrowings. Under the terms of the renewal, investments in new collateral are limited to senior secured loans.

Under the SunTrust Warehouse, we are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: a) limitations on the incurrence of additional indebtedness and liens; b) limitations on certain investments; c) limitations on certain restricted payments; d) maintaining a certain minimum stockholders’ equity; e) maintaining a ratio of total assets (less total liabilities and indebtedness not represented by senior securities) to total indebtedness represented by senior securities, of the Company and its subsidiaries, of not less than 1.8:1.0; and f) maintaining minimum liquidity.

In addition to the asset coverage ratio described above, borrowings under the SunTrust Warehouse will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in MCG Commercial Loan Funding Trust’s portfolio.

The following table sets forth the maturity of the SunTrust Warehouse, as well as the maturity of the securitized assets and the June 30, 2011 balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$77,013	$—	$77,013	$—	$—

Collateral
Securitized investments	130,712	4,705	66,773	53,415	5,819
Cash, securitization accounts	31,994	31,994	—	—	—

Total collateral	$162,706	$36,699	$66,773	$53,415	$5,819

COMMERCIAL LOAN TRUST 2006-1

As of June 30, 2011, we had $316.9 million of securitized debt outstanding under the Commercial Loan Trust 2006-1, which matures in April 2018. We retain all of the equity in the securitization. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The securitization included a five-year reinvestment period, during which the trust was permitted to use principal collections received on the underlying collateral to purchase new collateral from us.

The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$316,880	$—	$—	$—	$316,880

Collateral
Fair value of securitized investments	371,778	5,825	101,489	138,584	125,880
Fair value of equity investments	212	—	—	—	212	(a)
Cash, securitization account	61,588	61,588	—	—	—

Total collateral	$433,578	$67,413	$101,489	$138,584	$126,092

(a)	Equity investments do not have a stated maturity date.

We were able to use the $61.6 million balance of cash in the securitized account, as well as proceeds from principal collections of securitized investments, to originate new loans until July 20, 2011. The reinvestment period ended on July 20, 2011 and all future principal collections received will be used to repay the securitized debt. On October 20, 2011, the next reporting date for this facility, we will be required to use at least $55.9 million of securitized cash in that facility (primarily representing previous principal collections) to repay a portion of this facility. Any additional principal collections or monetization proceeds that we receive from collateral used to securitize this Commercial Loan Trust 2006-1 must be applied to the outstanding balance of that facility. Upon maturity of this facility, any remaining balance must be repaid, otherwise all or part of the associated collateral may be forfeited. As shown in the above table, repayments of principal of the collateral held by this facility are expected to permit the repayment of Commercial Loan Trust 2006-1 prior to its April 2018 maturity.

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of June 30, 2011, the license gave Solutions Capital I, L.P. the potential to borrow up to $150.0 million. In January 2011, the SBA increased the borrowing potential under the license to from $130.0 million to $150.0 million, which is the maximum amount of outstanding leverage available to single-license SBIC companies. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis.

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

To realize the full $150.0 million potential borrowing for which we have received approval under this program, we must fund a total of $75.0 million to Solutions Capital I, L.P., of which we have funded $49.6 million as of June 30, 2011. As of June 30, 2011, $108.6 million of SBA borrowings were outstanding. Based on our current funded capital as of June 30, 2011, Solutions Capital I, L.P. may borrow, subject to the SBA’s approval, up to an additional $6.0 million to originate new investments. To access the entire $150.0 million that the SBA has approved and committed, we would have to fund an additional $25.4 million in addition to the $49.6 million that we had funded through June 30, 2011.

SBICs are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that a SBIC will receive SBA guaranteed debenture funding, which is dependent upon continued compliance with SBA regulations and policies. The SBA, as a creditor, will have superior claim to Solutions Capital I, L.P.’s assets over our stockholders in the event we liquidate Solutions Capital I, L.P. or the SBA exercises its remedies under the SBA-guaranteed debentures issued by Solutions Capital I, L.P. upon an event of default.

The maximum amount of outstanding leverage available to single-license SBIC companies is $150.0 million. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis. In May 2011, we submitted a license application to the SBA for a second SBIC license under Solutions Capital II, L.P. There is no assurance that the SBA will grant the additional license.

The following table sets forth the maturity of Solutions Capital I, L.P. debentures, as well as the maturity of the investments and the current balance of restricted cash in Solutions Capital I, L.P. as of June 30, 2011.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$108,600	$—	$—	$—	$108,600

Collateral
Fair value of debt investments	137,738	—	13,225	89,740	34,773
Fair value of equity investments	8,669	—	—	—	8,669	(a)
Cash, restricted account	32,236	32,236	—	—	—

Total collateral	$178,643	$32,236	$13,225	$89,740	$43,442

(a)	Equity investments do not have a stated maturity date.

As shown in the above table, the collateral in this facility exceeds the outstanding balance.

WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS

The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2011 and 2010:

	For the six months ended
(dollars in thousands)	June 30, 2011	June 30, 2010
Weighted-average borrowings	$534,226	$535,223

Average LIBOR	0.29%	0.34%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.18	2.43
Impact of amortization of deferred debt issuance costs	0.44	0.52

Total cost of funds	2.91%	3.29%

The 2.9% weighted-average cost of funds for 2011 was 38 basis points less than the same period in 2010. This decrease resulted from a 25 basis point decrease in the average spread to LIBOR, a 8 basis point decrease in the impact of amortization of deferred debt issuance costs and a 5 basis point decrease in the average LIBOR.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of June 30, 2011, we had $29.2 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of June 30, 2011, we had no outstanding guarantees or standby letters of credit.

(in thousands)	As of June 30, 2011
Unused commitments to portfolio companies	Non-Affiliate Investments	Affiliate Investments	Control Investments	Total
Revolving credit facilities	$12,269	$6,700	$3,923	$22,892
Other	2,850	484	2,985	6,319

Total unused commitments to portfolio companies	$15,119	$7,184	$6,908	$29,211

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of June 30, 2011:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations	$316,880	$—	$—	$—	$316,880
Warehouse facility(b)	77,013	—	77,013	—	—
Unsecured notes	8,717	—	8,717	—	—
SBIC	108,600	—	—	—	108,600

Total borrowings	511,210	—	85,730	—	425,480
Interest payments on borrowings(c)	78,819	12,301	21,835	15,934	28,749
Operating and capital leases	3,700	2,234	1,466	—	—

Total contractual obligations	$593,729	$14,535	$109,031	$15,934	$454,229

(a)	Excludes the unused commitments to extend credit to our customers of $29.2 million as discussed above.
(b)	Borrowings under the MCG Commercial Loan Funding Trust Facility are listed based on the contractual maturity due to the revolving nature of the facility.
(c)	Interest payments are based on contractual maturity and the current outstanding principal balance of our borrowings and assume no changes in interest rate benchmarks.

In addition to our borrowings and lease obligations, we have entered into two interest rate swap agreements to manage our interest rate exposure related to one of our financing facilities. As of June 30, 2011, the swap agreements had a total notional amount of $21.2 million. Under the interest rate swap agreements, we will pay a fixed interest rate and receive a floating rate based on the prevailing six-month LIBOR. Our obligations under these swap agreements would be limited to the difference between these fixed and floating rates accrued on the notional amount. As of June 30, 2011, the combined fair value of these interest rate swaps was a $0.1 million obligation, which was included in our liabilities on our Consolidated Balance Sheets.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities and due to SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. From December 2001 through June 30, 2011, we have declared distributions of $12.47 per share.

The following table summarizes the distributions that we declared since January 1, 2010:

Date Declared	Record Date	Payable Date	Dividends per Share
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11

If we determined the tax attributes of our 2011 distributions as of June 30, 2011, 64% would be from ordinary income and 36% would be a return of capital. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

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

The following table reconciles GAAP net loss to taxable income before deductions for distributions for the six months ended June 30, 2011 and the year ended December 31, 2010:

(in thousands)	Six months ended June 30, 2011	Year ended December 31, 2010
Net loss	$(19,033)	$(13,072)
Difference between book and tax losses on investments	22,861	(52,865)
Net change in unrealized depreciation on investments not taxable until realized	6,259	66,674
Capital losses in excess of capital gains	12,726	4,861
Timing difference related to deductibility of long-term incentive compensation	(5,662)	1,594
Taxable interest income on non-accrual loans(a)	(1,620)	14,857
Dividend income accrued for GAAP purposes that is not yet taxable	(4,613)	(7,368)
Distributions from taxable subsidiaries	1,386	3,529
Federal tax provision	19	1,801
Other, net	(26)	24

Taxable income before deductions for distributions	$12,297	$20,035

(a)

Results for the period ended June 30, 2011 reflect the reversal of interest we previously recognized on non-accrual loans of portfolio investments that we monetized. In accordance with the Internal Revenue Service’s Code, we are required to recognize as taxable interest income all interest that is owed to us by portfolio companies, including interest on those debt investments that are on non-accrual status for GAAP reporting purposes.

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

Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•

Majority-Owned Control Investments—Majority-owned control investments comprise 21.4% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned control investments comprise 1.1% of our investment portfolio. For our non-majority owned control equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 77.5% of our investment portfolio. Quoted prices are not available for 77.3% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of June 30, 2011, these securities represented 17.6% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm, considered new investments made or used market quotes for 99.8% of the fair value of our investment portfolio as of June 30, 2011.

	June 30, 2011
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuations/reviews, recent transactions or market quotes
Independent valuation/review prepared
Second quarter 2011	$56,613	$70,169	$126,782	8.3%	42.1%	14.9%
First quarter 2011	107,348	281	107,629	15.7	0.2	12.7
Fourth quarter 2010	136,241	65,941	202,182	20.0	39.6	23.8
Third quarter 2010	109,930	15,762	125,692	16.1	9.5	14.8

Total independent valuations/reviews	410,132	152,153	562,285	60.1	91.4	66.2

Fair value from
Market quotes (Level 2)	146,954	2,550	149,504	21.5	1.5	17.6
Pending sales of investments or letters of intent	27,894	7,901	35,795	4.1	4.7	4.2

Fair value from market quotes and pending sales	174,848	10,451	185,299	25.6	6.2	21.8

New investments made during the 12 months ended June 30, 2011	96,993	3,143	100,136	14.2	1.9	11.8

Total portfolio evaluated	681,973	165,747	847,720	99.9	99.5	99.8

Not evaluated during the 12 months ended June 30, 2011	530	851	1,381	0.1	0.5	0.2

Total investment portfolio	$682,503	$166,598	$849,101	100.0%	100.0%	100.0%

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

FAIR VALUE

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The highest and best use valuation premise is only applicable to non-financial assets. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; (2) a description of the valuation processes in place; and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities. We are evaluating the impact that our adoption of this update may have on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were a number of indicators of modest growth in the United States’ economy during the first six months of 2011. However, certain leading and lagging indicators suggest near-term volatility and a slowdown of the United States’ economy. In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in their meeting debt service requirements and an increase in defaults.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of June 30, 2011, approximately 87.5% of our loan portfolio, at fair value, bore interest at a spread to LIBOR or prime rate, and 12.5% at a fixed interest rate. As of June 30, 2011, approximately 75.0% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 2.25% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.29% as of June 30, 2011. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.

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

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
	$33,262	$—	$23,244	$—
Prime rate	41,176	—	49,227	—
LIBOR
30-day	37,894	—	92,787	—
60-day	389	—	—	—
90-day	518,630	316,880	478,896	311,880
180-day	18,951	—	—	—
Commercial paper	—	77,013	—	100,251
Fixed rate	129,387	117,317	257,536	134,751

Total	$779,689	$511,210	$901,690	$546,882

Based on our June 30, 2011 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of June 30, 2011, the quarterly average LIBOR was 0.29% and a 100-basis point decrease could not occur:

(dollars in thousands)			Unrealized
Basis Point Change	Interest Income	Interest Expense	(Depreciation) / Appreciation	Net Income (Loss)
100	$1,524	$3,939	$(59)	$(2,474)
200	5,827	7,878	1	(2,050)
300	12,249	11,817	63	495

We maintain a portion of our excess cash in secure interest-bearing accounts. As we redeploy additional cash into interest-bearing accounts and we originate new investments, our sensitivity to interest rate fluctuations and our net loss from a hypothetical increase in interest rates should decrease. As of June 30, 2011, we had a total of $201.5 million of unrestricted cash, restricted cash and cash in securitization accounts of which $168.3 million was in non-interest bearing accounts. On October 20, 2011, the next reporting date for our Commercial Loan Trust 2006-1 facility, we will be required to use at least $55.9 million of securitized cash in that facility (primarily representing previous principal collections) to repay a portion of that facility. Subsequent collections of principal that we receive from collateral held by Commercial Loan Trust 2006-1 will be used to repay that facility.

For each $10.0 million of cash in non-interest bearing accounts that we redeploy into variable interest rate investments, the net loss from our sensitivity to interest rate fluctuations will decrease by approximately $100,000 for each 100 basis point increase in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended June 30, 2011, there were no new or material developments in legal proceedings.

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

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. For example, as of June 30, 2011, approximately 9.4% of the fair value of our investment portfolio was composed of investments in the communications industry. Typically, companies in the communications industries face a variety of risks that could have an adverse impact on their financial performance and fair value, including, but not limited to: competition with both traditional communications companies and other non-traditional service providers; ability to integrate technological developments; managing the obsolescence of their equipment and facility infrastructure; and exposure to natural or man-made disasters.

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

Broadview Network Holdings, Inc., or Broadview, a publicly traded competitive local exchange carrier, or CLEC, serving primarily business customers, is our largest portfolio investment. As of June 30, 2011, we held preferred stock in Broadview with a $53.9 million fair value. As of June 30, 2011, our investment in Broadview represented

6.3% of the fair value of our investment portfolio. During the six months ended June 30, 2011, we recorded net investment losses of $49.1 million related to our Broadview investment. In June 2011, Broadview terminated its previously announced tender offer for $300 million of its 11 3/8% Senior Secured Notes, following Broadview’s review of market conditions. We reflected the termination of this tender offer in our determination of the fair value of our investment as of June 30, 2011. If Broadview is unable to refinance these notes by their September 1, 2012 maturity date, the value of our portfolio investment in Broadview could decline significantly and we may be required to recognize additional unrealized depreciation on this investment. Also, if Broadview’s performance deteriorates or valuation multiples contract further in future periods, we may be required to recognize additional unrealized depreciation on this investment. Our ability to recognize income from our investment in Broadview in future periods depends on the performance and value of Broadview.

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

We may be unable to monetize assets in a challenging market environment that may preclude buyers from making investments at the fair values established by our board of directors. We are susceptible to the risk of significant loss, if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations, meet our liability maturities and maintain compliance with our debt covenants. In addition, if the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, pay dividends and could cause us to breach certain covenants in our credit facilities, which could materially impair our business operations. Further asset value degradation may result from circumstances that we may be unable to control, such as a severe decline in the value of the U.S. dollar, a protracted economic downturn or an operational problem that affects third parties or us. Ongoing disruptive conditions could cause our stock price and NAV to decline, restrict our business operations and adversely impact our results of operations and financial condition. As of June 30, 2011, our common stock was trading at $6.08 per share, or at 88% of NAV.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of June 30, 2011, approximately 87.5% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and approximately 12.5% of the fair value of our loan portfolio was at fixed rates. The weighted-average LIBOR interest rate was 0.29% as of June 30, 2011. As of June 30, 2011, approximately 75.0% of the fair value of our loan portfolio had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 2.25% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

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

As of June 30, 2011, we had $511.2 million of outstanding borrowings under our debt facilities. As of June 30, 2011, the weighted-average annual interest rate on all of our outstanding borrowings was 2.4%, excluding the amortization of deferred debt issuance costs. Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our warehouse financing facility, or SunTrust Warehouse, funded through Six Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., and our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, these facilities include various affirmative and negative covenants, as well as certain cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could, in certain circumstances, constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period the lenders thereunder would have the ability to, in certain circumstances, accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, in the event of a default on these loans held by the trusts, we bear losses to the extent that the fair value of our collateral exceeds our borrowings. The fair value of our excess collateral was $219.6 million as of June 30, 2011.

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

Decreases in the fair values of our portfolio company investments, which we record as unrealized depreciation, could affect certain covenants in our credit facilities. Our SunTrust Warehouse requires that we maintain a consolidated tangible net worth of not less than $450.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009. In the event that our investments experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities, pursuant to which our lenders might, among other things, require full and immediate payment. As of June 30, 2011, the Series 2007-A unsecured notes require that we maintain a consolidated stockholders’ equity of $500.0 million for the periods ending as of and after December 31, 2008. In July 2011, this covenant was amended to require that we maintain a consolidated stockholders’ equity of not less than $425.0 million, as of June 30, 2011 and each fiscal quarter thereafter. As of June 30, 2011, our stockholders’ equity was $534.0 million.

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

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common stock, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions until we are in compliance with the 200% threshold requirement. As of June 30, 2011, our asset coverage ratio was 232%.

If we are not able to refinance or renew our debt or are not able to do so on favorable terms, our operations could be affected adversely.

As of June 30, 2011, we had $511.2 million of borrowings. In January 2011, the liquidity facility that supports our SunTrust Warehouse was renewed through January 2013.

Absent any acceleration events, the SunTrust Warehouse matures in January 2014 and the Series 2007-A unsecured notes mature in October 2012. We cannot be certain that we will be able to renew our credit facilities as they mature or to establish new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. Certain leading and lagging indicators suggest near-term volatility and a slowdown of the United States’ economy. If we are unable to renew or refinance such facilities and establish new facilities, at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under such facilities and are declared in default or if we are unable to renew or refinance these facilities, our operations could be affected adversely.

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

Historically, we have also purchased rated syndicated private debt in larger companies through our on-balance sheet securitization trust—Commercial Loan Trust 2006-1. This securitized trust included a five-year reinvestment period, during which the trust was permitted to use principal collections received from repayments of the underlying collateral to purchase new collateral from us. The reinvestment period ended on July 20, 2011 and all future principal collections received will be used to repay the securitized debt. On October 20, 2011, the next reporting date for this facility, we will be required to use at least $55.9 million of securitized cash in that facility (primarily representing previous principal collections) to repay a portion of this facility.

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

In the event that our asset coverage ratio falls below 200%, we will be unable to make distributions until our asset coverage ratio improves. If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level. As of June 30, 2011, our asset coverage ratio was 232%. From December 2001 through June 30, 2011, we declared distributions totaling $12.47 per common share. Due to the recent market dislocation, we suspended our distributions from the third quarter of 2008 through the first quarter of 2010. We reinstated our distribution on April 29, 2010 and have continued to declare a quarterly dividend since that time; however, there can be no assurance that distributions will continue in the future.

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

SBA regulations currently limit the amount that a single-license SBIC subsidiary may borrow up to a maximum of $150.0 million when it has at least $75.0 million in private capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of June 30, 2011, our SBIC subsidiary had investments in 13 portfolio companies with a total fair value of $146.4 million. As of June 30, 2011 and August 4, 2011, we had $6.0 million of funded borrowing capacity to originate new investments in Solutions Capital, subject to approval by the SBA. In January 2011, the SBA increased its total commitment for potential borrowings from $130.0 million to $150.0 million. As of June 30, 2011, $108.6 million of SBA borrowings were outstanding. To access the full $150.0 million SBA commitment, we would have to fund $25.4 million, in addition to the $49.6 million that we had funded through June 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As part of our dividend reinvestment plan for our common stockholders, we may direct the plan administrator to purchase shares of our common stock on the open market to satisfy dividend reinvestment requests related to dividends that we pay on outstanding shares of our common stock. In addition, for certain employees, we may be deemed to have purchased through the net issuance of shares, a portion of the shares of restricted stock previously issued under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, for which the forfeiture provisions have lapsed to satisfy the respective employee’s income tax withholding obligations. We retire immediately all such shares of common stock that we purchase in connection with such net issuance to employees. The following table summarizes the shares of common stock that we have purchased during each of the three months ended June 30, 2011.

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2011
Dividend reinvestment requirements(a)	10,088	$6.40	(b)	n/a	n/a
Restricted stock vesting(c)	3,957	$6.22	(d)	n/a	n/a

Total April 1 – 30, 2011	14,045	$6.35		n/a	n/a

May 1 – 31, 2011	—	$—		n/a	n/a
June 1 – 30, 2011
Restricted stock vesting(c)	20,299	$6.08	(d)	n/a	n/a

Total shares / weighted average price paid	34,344	$6.19		n/a	n/a

(a)	Represents stock purchased on the open market to satisfy dividend reinvestment requests related to the dividend we paid on April 15, 2011.
(b)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.
(c)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.
(d)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

CORPORATE RESTRUCTURING

We are restructuring our business to simplify our organizational structure, refine operations and reduce annual operating expenses. On August 1, 2011, our board of directors approved a plan to reduce our workforce by 42%, including 22 current employees and 5 recent terminations. After effecting the plan, our headcount will be 36 employees. We believe this plan, which includes a cost reduction initiative, reflects the focus of our new asset origination orientation on high-yielding debt securities, aligns the size of our organization with our asset base and establishes an efficient framework that is scalable with our assets. The workforce reduction focuses primarily on sizing the organization at a level appropriate for our expected near-term objectives. Affected employees are eligible to receive severance pay, continuation of benefits and, for employees who have been awarded restricted stock, additional lapsing of restrictions associated with restricted stock awards.

We estimate that the aggregate charges associated with the plan will be approximately $4.3 million to $4.5 million, all of which will be incurred during the remainder of fiscal 2011. These estimated costs reflect severance pay and related obligations. We will account for these costs in accordance with ASC 420-10—Exit or Disposal Cost Obligations. We expect these actions, when combined with the closure of one of our facilities and other planned reductions in our general and administrative expense will result in approximately $6.75 million to $7.25 million of expected savings through December 31, 2012.

2011 RETENTION PROGRAM

On August 1, 2011, our board of directors approved the MCG Capital Corporation 2011 Retention Program, or the Retention Program, for the benefit of our employees, including one of our named executive officers, but excluding our: i) President and Chief Executive Officer; ii) Executive Vice President and Chief Financial Officer; iii) Executive Vice President of Business Development; and iv) Senior Vice President, General Counsel and Chief Compliance Officer. We designed the Retention Program to provide eligible employees with certain incentives related to their past service and continuing employment with MCG. The Retention Program consists of an aggregate of $1.3 million in cash and up to 114,750 shares of restricted common stock.

Under the Retention Program, we will award a cash bonus to eligible employees, representing a specified percentage of each eligible employee’s respective annual cash bonus target for the fiscal year ending December 31, 2011. We will pay the incentive bonus to eligible employees in two equal installments on each of March 31, 2012 and September 30, 2012, subject to continued employment with MCG. Certain employees may also receive shares of restricted common stock under the MCG Capital Corporation 2006 Employee Restricted Stock Plan, as amended. The forfeiture provisions with respect to 50% of the shares of restricted common stock subject to each retention stock award will lapse on each of March 31, 2012 and September 30, 2012.

Pursuant to the terms and conditions of the Retention Program, the Company’s Board of Directors awarded Robert L. Marcotte, a senior vice president and managing director of the Company, (i) a cash payment of $146,000 which shall be paid to Mr. Marcotte in two equal installments on each of March 31, 2012, and September 30, 2012, subject to Mr. Marcotte’s continued employment with MCG and (ii) 15,000 shares of restricted common stock, $0.01 par value per share (the “Common Stock”), under the Company’s Amended and Restated 2006 Employee Restricted Stock Plan, and subject to a restricted stock agreement entered into between the Company and Mr. Marcotte. Pursuant to the restricted stock agreement, 50% of the shares of restricted Common Stock subject to such award shall vest on each of March 31, 2012 and September 30, 2012. The Company’s form of Restricted Stock Agreement for Employees under the 2011 Retention Program is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The Company’s 2011 Retention Program is filed herein as Exhibit 10.3.

DEPARTURE OF AN OFFICER

On August 2, 2011, the Company accepted the resignation for good reason of Samuel G. Rubenstein from his position as Executive Vice President, General Counsel and Assistant Corporate Secretary. Mr. Rubenstein will continue to provide transition services to MCG through September 30, 2011, or the Separation Date. Mr. Rubenstein’s resignation allows him to pursue other interests and is not the result of any disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practices.

On August 2, 2011, Mr. Rubenstein executed a letter agreement, or the Letter Agreement, which sets forth the terms of his separation from the Company. Under the terms of Letter Agreement, Mr. Rubenstein will receive: i) all of his accrued compensation, including salary and paid time off, through the Separation Date; ii) full and immediate vesting and/or lapsing of forfeiture conditions of 39,251 shares of restricted stock that were originally scheduled to lapse through December 31, 2014; iii) his accrued balance under the MCG Non-Qualified Deferred Compensation Plan; and iv) immediate payout of $50,000 of cash awards that were scheduled to be paid through February 29, 2012. Mr. Rubenstein will also receive a severance amount of $1,590,320, representing two times his current base salary and two times his target annual bonus, which will be paid in equal installments over the 24-month period following the Separation Date. MCG will also pay the employer’s portion of the insurance benefits for continuation of Mr. Rubenstein’s participation in MCG’s group medical, dental and hospitalization plans for a period following the Separation Date.

APPOINTMENT OF CERTAIN OFFICERS

Effective August 2, 2011, Tod K. Reichert, the Company’s Chief Securities and Governance Counsel, Chief Compliance Officer, Corporate Secretary and Senior Vice President, assumed the position of General Counsel, Chief Compliance Officer, Corporate Secretary and Senior Vice President.

Prior to joining the Company in June 2008, from January 2001 to June 2008, Mr. Reichert, age 49, served as counsel in the Corporate Practice Group at WilmerHale where he practiced general corporate and securities law, with an emphasis on SEC compliance, securities and disclosure issues, corporate governance matters, mergers and acquisitions, public offerings and venture capital transactions for clients in various industries and sectors, including biotechnology, pharmaceutical, software, emerging technologies and financial services. Prior to joining WilmerHale, Mr. Reichert was associated with Buchanan Ingersoll from September 1997 to December 2000. Mr. Reichert received his J.D. from the Rutgers University School of Law — Newark and his B.F.A. from the University of North Carolina.

In connection with the commencement of his tenure as General Counsel, Chief Compliance Officer, Corporate Secretary and Senior Vice President of the Company, the Company executed a Severance, Confidentiality and Non-Solicitation Agreement (the “Agreement”) with Mr. Reichert.

Term. Under the Agreement, Mr. Reichert is an “at will” employee upon the terms set forth in the Agreement, for the period commencing from the date of execution and ending on the date on which such employment is terminated.

Salary, Bonus and Benefits. Mr. Reichert will receive an annual base salary of $325,000, and will be eligible to receive an annual bonus determined by the Company’s Board of Directors or compensation committee, with a target bonus of 50% of his base salary. Mr. Reichert shall be entitled to participate in all benefit plans and programs that the Company establishes and makes available to its employees to the extent that he is eligible under (and subject to the provisions of) the plan documents governing those programs.

Stock-Based Award. In connection with his appointment, the Company’s Board of Directors awarded Mr. Reichert 25,000 shares of restricted common stock, $0.01 par value per share (the “Common Stock”), pursuant to the Company’s Third Amended and Restated 2006 Employee Restricted Stock Plan and subject to a restricted stock agreement entered into between the Company and Mr. Reichert. Pursuant to the restricted stock agreement, 6.25% of the shares of restricted Common Stock subject to such award shall vest in equal quarterly installments over a four-year period. The Company’s form of Restricted Stock Agreement for Employees Pursuant to the 2006 Employee Restricted Stock Plan was filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated herein by reference.

Payments Upon Termination or Upon a Change of Control. If Mr. Reichert’s employment is terminated by the Company for cause or by Mr. Reichert other than for good reason (each to be defined in the Agreement), he will receive all amounts of compensation accrued under the Agreement but unpaid as of the termination date, including base salary, bonuses or incentive compensation for the previous fiscal year, vacation pay, reimbursable expenses and any previously deferred compensation. In addition, Mr. Reichert will forfeit any shares of restricted Common Stock as to which the forfeiture restrictions have not lapsed.

If Mr. Reichert’s employment is terminated (i) by the Company other than for cause, death or disability or (ii) by Mr. Reichert for good reason, whether before or after the Company experiences a change of control, then Mr. Reichert will receive all of his accrued compensation, severance pay equal to 1.5 times his then-current base salary and 1.5 times his target annual bonus, full and immediate lapsing of forfeiture restrictions with respect to all of his shares of restricted Common Stock, and continued health coverage for Mr. Reichert and any eligible dependents for a maximum of 18 months from his date of termination.

If Mr. Reichert’s employment is terminated due to death or disability, Mr. Reichert will receive his accrued compensation, an amount equal to the annual bonus Mr. Reichert would have been entitled to receive for the fiscal year in which his termination of employment occurs, pro-rated and calculated at target, and full and immediate lapsing of forfeiture restrictions with respect to all of his shares of restricted Common Stock.

Non-Solicitation and Proprietary Information. During the term of his employment with the Company and for eighteen months thereafter, Mr. Reichert has agreed not to recruit or hire any of the Company’s employees, and solicit the Company clients and certain prospective clients. The Agreement requires that Mr. Reichert protect the Company’s confidential information both during and after the term of his employment with the Company.

There is no arrangement or understanding between Mr. Reichert and any other person pursuant to which he was appointed as General Counsel, Chief Compliance Officer, Corporate Secretary and Senior Vice President, nor is there any family relationship between Mr. Reichert and any of the Company’s directors or other executive officers. There are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant, the amount involved exceeds $120,000, and in which Mr. Reichert had, or will have, a direct or indirect material interest.

The foregoing description of the Agreement is not complete and is qualified in its entirety by the full text of the Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q as Exhibit 10.6, and is incorporated by reference herein.

2011 Severance Pay Plan

On August 1, 2011, our board of directors approved the MCG Capital Corporation 2011 Severance Pay Plan, or the Severance Plan, which commits the Company to provide MCG employees (who are not otherwise a party to an employment letter or agreement) with certain benefits under defined events of termination of employment. Specifically, the plan provides that in the event of an eligible employee’s termination of employment without cause or resignation for good reason, the employee will be eligible for three, six or nine months of continuing separation pay, healthcare continuation benefits and lapsing of forfeiture provisions with respect to shares of restricted stock (based on years of service with MCG).

The Severance Plan also provides that in the event of an eligible employee’s death, the employee’s beneficiaries would be paid the total amount of the eligible employee’s separation pay in a lump sum on the 60th day following the eligible employee’s death. In the event of an eligible employee’s voluntary resignation other than for good reason, the eligible employee would receive a payment equal to four weeks base salary if the employee provides the Company at least 30 days advance notice of his/her separation date. All payments made by the Company under the Severance Plan are subject to the eligible employee or the employee’s beneficiary signing a release of claims against the Company.

ITEM 6. EXHIBITS.

The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column.

Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q

10.1	Amendment No. 3 to Amended and Restated Sale and Servicing Agreement, by and among MCG Capital Corporation, MCG Commercial Loan Funding Trust; Three Pillars Funding LLC; SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, dated as of May 5, 2011				*

10.2	Third Amendment Agreement by and among MCG Capital Corporation and the Holders of 6.71% Senior Notes under the October 3, 2007 Note Purchase Agreement, dated as of July 28, 2011				*

10.3	MCG Capital Corporation 2011 Retention Program, dated August 2, 2011				*

10.4	MCG Capital Corporation 2011 Severance Pay Plan, dated August 3, 2011				*

10.5	Restricted Stock Agreement for MCG Employee under the 2011 Retention Program				*

10.6	Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Tod K. Reichert, dated August 2, 2011				*

15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.3	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCG Capital Corporation

Date: August 4, 2011	By:	/s/ STEVEN F. TUNNEY Sr
Steven F. Tunney Sr
Chief Executive Officer

Date: August 4, 2011	By:	/s/ STEPHEN J. BACICA
Stephen J. Bacica
Chief Financial Officer

Date: August 4, 2011	By:	/s/ LINDA A. NIMMONS
Linda A. Nimmons
Chief Accounting Officer