Form 10-Q
period 2011-09-30
MCG CAPITAL CORP
filed 2011-11-03
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, there were 77,043,042 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MCG Capital Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)	September 30, 2011	December 31, 2010
	(unaudited)

Assets

Cash and cash equivalents	$53,956	$44,970

Cash, securitization accounts	99,416	42,245

Cash, restricted	16,982	29,383

Investments at fair value
Non-affiliate investments (cost of $593,285 and $684,785, respectively)	606,710	646,116
Affiliate investments (cost of $42,497 and $43,721, respectively)	55,107	53,300
Control investments (cost of $424,461 and $517,167, respectively)	162,356	310,289

Total investments (cost of $1,060,243 and $1,245,673, respectively)	824,173	1,009,705

Interest receivable	3,182	5,453

Other assets	11,381	13,521

Total assets	$1,009,090	$1,145,277

Liabilities

Borrowings (maturing within one year of $80,173 and $18,858, respectively)	$490,019	$546,882

Interest payable	1,578	2,291

Dividends payable	13,101	10,735

Other liabilities	7,911	7,353

Total liabilities	512,609	567,261

Stockholders’ equity

Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—

Common stock, par value $0.01, authorized 200,000 shares on September 30, 2011 and December 31, 2010, 77,035 issued and outstanding on September 30, 2011 and 76,662 issued and outstanding on December 31, 2010	770	767

Paid-in capital	1,009,211	1,008,823

Distributions in excess of earnings
Paid-in capital	(166,029)	(166,029)
Other	(110,997)	(28,555)

Net unrealized depreciation on investments	(236,474)	(236,990)

Total stockholders’ equity	496,481	578,016

Total liabilities and stockholders’ equity	$1,009,090	$1,145,277

Net asset value per common share at end of period	$6.44	$7.54

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$16,540	$16,198	$50,319	$46,123
Affiliate investments (5% to 25% owned)	1,215	792	4,133	2,557
Control investments (more than 25% owned)	2,025	4,900	8,952	15,974

Total interest and dividend income	19,780	21,890	63,404	64,654

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	885	260	1,812	725
Control investments (more than 25% owned)	45	421	1,005	706

Total advisory fees and other income	930	681	2,817	1,431

Total revenue	20,710	22,571	66,221	66,085

Operating expense
Interest expense	3,960	4,326	11,778	13,182
Employee compensation
Salaries and benefits	2,683	3,527	9,567	12,065
Amortization of employee restricted stock awards	348	1,013	1,378	3,363

Total employee compensation	3,031	4,540	10,945	15,428
General and administrative expense	3,657	2,305	9,130	8,785
Restructuring expense	4,109	—	4,174	1

Total operating expense	14,757	11,171	36,027	37,396

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision	5,953	11,400	30,194	28,689

Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	281	7,383	(47,288)	7,837
Affiliate investments (5% to 25% owned)	(1)	—	(917)	—
Control investments (more than 25% owned)	(38,107)	(3,911)	(25,755)	(5,889)

Total net realized (loss) gain on investments	(37,827)	3,472	(73,960)	1,948

Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	(2,634)	(6,854)	52,094	445
Affiliate investments (5% to 25% owned)	1,942	573	3,031	2,051
Control investments (more than 25% owned)	7,613	(6,890)	(55,227)	(29,836)
Derivative and other fair value adjustments	(146)	(101)	618	262

Total net unrealized appreciation (depreciation) on investments	6,775	(13,272)	516	(27,078)

Net investment loss before income tax provision	(31,052)	(9,800)	(73,444)	(25,130)

(Loss) gain on extinguishment of debt before income tax provision	—	(449)	(863)	2,983
Income tax provision	10	1,680	29	1,866

Net (loss) earnings	$(25,109)	$(529)	$(44,142)	$4,676

(Loss) earnings per basic and diluted common share	$(0.33)	$(0.01)	$(0.58)	$0.06
Cash distributions declared per common share	$0.17	$0.12	$0.49	$0.23
Weighted-average common shares outstanding—basic and diluted	76,404	75,486	76,173	76,469

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Nine months ended September 30,
(in thousands, except per share amounts)	2011	2010
Increase (decrease) in net assets from operations
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision	$30,194	$28,689
Net realized (loss) gain on investments	(73,960)	1,948
Net unrealized appreciation (depreciation) on investments	516	(27,078)
(Loss) gain on extinguishment of debt	(863)	2,983
Income tax provision	(29)	(1,866)

Net (loss) income	(44,142)	4,676

Distributions to stockholders
Distributions declared	(37,784)	(17,608)
Dividends forfeited	—	7

Net decrease in net assets resulting from stockholder distributions	(37,784)	(17,601)

Capital share transactions
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	1,378	3,363
Employee awards accounted for as restructuring expense	431	—
Non-employee director awards accounted for as general and administrative expense	46	58
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(1,453)	(86)
Net forfeitures of restricted common stock	(11)	(15)

Net increase in net assets resulting from capital share transactions	391	3,320

Total decrease in net assets	(81,535)	(9,605)

Net assets
Beginning of period	578,016	615,683

End of period	$496,481	$606,078

Net asset value per common share at end of period	$6.44	$7.92
Common shares outstanding at end of period	77,035	76,542

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities
Net (loss) income	$(44,142)	$4,676
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Investments in portfolio companies	(243,966)	(142,491)
Principal collections related to investment repayments or sales	336,172	177,340
Decrease in interest receivable, accrued payment-in-kind interest and dividends	21,453	3,166
Amortization of restricted stock awards
Employee	1,809	3,363
Non-employee director	46	58
Decrease in cash—securitization accounts from interest collections	1,515	3,191
Increase in restricted cash—escrow accounts	(3,648)	—
Depreciation and amortization	2,936	3,073
Decrease in other assets	1,021	446
Increase (decrease) in other liabilities	428	(4,564)
Realized loss (gain) on investments	73,960	(1,948)
Net change in unrealized (appreciation) depreciation on investments	(516)	27,078
Loss (gain) on extinguishment of debt	863	(2,983)

Net cash provided by operating activities	147,931	70,405

Cash flows from financing activities
Payments on borrowings	(62,726)	(73,466)
Proceeds from borrowings	5,000	27,500
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	(58,686)	(9,553)
Restricted cash	16,049	12,190
Payment of financing costs	(1,700)	(2,056)
Distributions paid	(35,418)	(8,421)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(1,453)	(86)
Net forfeitures of restricted common stock	(11)	(15)

Net cash used in financing activities	(138,945)	(53,907)

Net increase in cash and cash equivalents	8,986	16,498

Cash and cash equivalents
Beginning balance	44,970	54,187

Ending balance	$53,956	$70,685

Supplemental disclosure of cash flow information
Interest paid	$10,397	$11,341
Income taxes paid	297	1,469
Paid-in-kind interest collected	20,410	17,522
Dividend income collected	12,355	2,103

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2011 (unaudited)

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
Broadview Networks Holdings, Inc.(6)	Communications	Series A Preferred Stock (12.0%, 87,254 shares)					$81,984	$13,443
		Series A-1 Preferred Stock (12.0%, 100,702 shares)					77,496	15,514
		Series B Preferred Stock (12.0%, 1,282 shares)					100	198
		Class A Common Stock (4,731,031 shares)					—	—
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.4%	—	4.4%	$19,103	16,644	17,791
		Subordinated Debt (Due 12/16)(1)(7)	2.5%	—	2.5%	10,950	6,976	—
		Class B Voting Units (8.0%, 86,700 units)					9,071	—
Intran Media, LLC (6)	Other Media	Senior Debt (Due 12/15)(1)(7)	9.5%	—	9.5%	9,935	9,445	2,474
		Series A Preferred Units (10.0%, 36,300 units)					9,095	—
		Series B Preferred Units (10.0%, 12,700 units)					3,000	—
		Series C Preferred Units (10.0%,15,000 units)					1,250	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt A (Due 3/15)(1)	2.4%	7.0%	9.4%	15,046	15,007	15,007
		Senior Debt B (Due 6/15)(1)(7)	2.4%	5.0%	7.4%	23,459	19,110	16,227
		Senior Debt C (Due 6/16)(7)	—	2.5%	2.5%	6,265	6,250	—
		Senior Debt D (Due 3/13-9/16)(7)	—	2.5%	2.5%	28,834	21,560	—
		Series B Preferred Stock (8.0%, 10,000 shares)					10,000	—
		Preferred LLC Interest (8.0%, 301,595 units)					34,014	—
NPS Holding Group, LLC(2)(5)(6)	Business Services	Senior Debt Revolver (Due 6/13)(1)(7)	6.3%	3.3%	9.6%	3,859	2,360	3,621
		Senior Debt A1 (Due 6/13)(1)(7)	6.3%	—	6.3%	9,157	3,470	6,058
		Senior Debt A2 (Due 6/13)(1)(7)	6.3%	—	6.3%	2,069	1,905	—
		Senior Debt A3 (Due 6/13)(1)(7)	6.3%	—	6.3%	15,324	6,228	—
		Series A Preferred Units (504 units)					50	—
		Series B Preferred Units (5.0%, 10,731 units)					10,731	—
		Common Units (36,500 units)					—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (Due 2/13)(1)	10.0%	—	10.0%	18,580	18,497	18,497
		Preferred LLC Interest (10.0%, 150,000 units)(1)					17,486	17,503
PremierGarage Holdings, LLC(2)(6)	Home Furnishings	Senior Debt (Due 12/10-9/11)(1)(7)	3.4%	4.7%	8.1%	11,198	9,498	1,035
		Preferred LLC Units (400 units)					400	—
		Common LLC Units (79,935 units)					4,971	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/12)(1)	7.5%	—	7.5%	8,176	8,176	8,176
		Subordinated Debt (Due 12/12)(1)	12.0%	3.0%	15.0%	10,373	10,365	10,365
		Preferred LLC Interest (19.7%, 70,000 units)					9,322	16,447

Total Control Investments (represents 19.7% of total investments at fair value)							424,461	162,356

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2011 (unaudited)

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14)(1)	13.4%	—	13.4%	$5,859	$5,850	$5,850
		Subordinated Debt (Due 1/14)(1)	12.0%	4.0%	16.0%	5,583	5,554	5,554
		Series A Preferred Stock (20.0%, 49 shares)					344	71
		Series B Preferred Stock (1,000 shares)					—	310
		Common Stock (423 shares)					524	—
		Warrants to purchase Common Stock (expire 10/16)					348	—
Cherry Hill Holdings, Inc.	Entertainment	Series A Preferred Stock (9.8%, 750 shares)					769	769
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	7,875	7,270	7,351
		Series A Preferred Stock (10.0%, 2,292 shares)(1)					2,367	2,367
		Common Stock (4,751 shares)(1)					472	145
Stratford School Holdings, Inc.(2)	Education	Senior Debt (Due 12/15)(1)	7.5%	—	7.5%	17,500	17,406	17,406
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)					93	10,214
		Warrants to purchase Common Stock (expire 5/15)(1)					—	3,187
Velocity Technology Enterprises, Inc.(2)(6)(13)	Business Services	Series A Preferred Stock (1,506,602 shares)					1,500	1,883

Total Affiliate Investments (represents 6.7% of total investments at fair value)							42,497	55,107

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2011 (unaudited)

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
BarBri, Inc.	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	$7,000	$6,933	$6,873
Bentley Systems, Incorporated	Information Services	Senior Debt (Due 12/16)(1)	5.8%	—	5.8%	9,925	9,831	9,627
Capstone Logistics, LLC(12)	Logistics	Senior Debt (Due 9/16)(1)	10.5%	—	10.5%	30,000	29,853	29,853
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (Due 12/15)(1)	9.5%	—	9.5%	24,425	24,191	24,191
Coastal Sunbelt Holding, Inc.(2)	Food Services	Senior Debt (Due 8/14-12/15)(1)	9.1%	—	9.1%	20,261	20,105	20,105
		Subordinated Debt (Due 8/15)(1)	16.0%	—	16.0%	9,038	8,964	9,042
Coastal Sunbelt Real Estate, Inc.(14)	Real Estate Investments	Subordinated Unsecured Debt (Due 7/12)	15.0%	—	15.0%	2,257	2,254	2,254
		Series A-2 Preferred Stock (12.0%, 20,000 shares)					2,816	4,730
		Warrants to purchase Class B Common Stock					—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 6/13)(1)	8.6%	6.3%	14.9%	8,060	7,914	7,484
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 12/13)(1)(8)	5.1%	8.0%	13.1%	26,154	22,890	18,983
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (Due 12/16)(7)	3.0%	—	3.0%	600	569	529
Data Based Systems International, Inc.	Business Services	Subordinated Debt (Due 8/16)(1)	10.0%	4.0%	14.0%	9,220	9,042	9,235
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	9.3%	—	9.3%	25,000	24,759	24,759
Focus Brands Inc.	Restaurants	Senior Debt (Due 11/16)(1)	5.3%	—	5.3%	9,993	9,993	9,893
Gans Communications, L.P.(2)	Cable	Senior Debt (Due 10/17)(1)	5.3%	—	5.3%	5,785	5,768	5,630
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	9.8%	—	9.8%	17,690	17,349	17,349
		Series A Preferred Shares (14.0%, 5,000,000 shares)					8,191	7,288
		Class C Shares (621,907 shares)					529	—
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)	8.0%	—	8.0%		3,065	2,154
Goodman Global, Inc.	Manufacturing	Senior Debt (Due 10/16)(1)	5.8%	—	5.8%	5,599	5,631	5,556
GSDM Holdings Corp.(2)	Healthcare	Senior Debt (Due 1/16)(1)	11.5%	6.0%	17.5%	26,373	26,124	26,124
		Series B Preferred Stock (12.5%, 852,950 shares)					5,130	9,914
Haws Corporation	Manufacturing	Senior Debt (Due 12/15)(1)	10.5%	—	10.5%	17,000	16,809	17,022
Industrial Safety Technologies, LLC	Manufacturing	Senior Debt (Due 9/16)(1)	10.0%	—	10.0%	22,747	22,508	22,508
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)					6,741	6,741
		Subordinated Preferred Stock (109,800 shares)					1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(10)					423	28,435
Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)					2,185	51
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,975	4,910	4,826
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					1,701	1,836
		Class A Common Units (1,250,000 units)					—	543
Metropolitan Telecommunications Holding Company(2)	Communications	Senior Debt (Due 3/14-12/16)(1)	8.0%	—	8.0%	24,770	24,612	24,612
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	17,738	17,429	17,285
		Warrants to purchase Class A Units (expire 3/21) (1)					123	386
MLM Holdings, Inc.	Information Services	Senior Debt (Due 12/16)(1)	7.0%	—	7.0%	14,355	14,167	14,104
NDSSI Holdings, LLC (2)	Electronics	Senior Debt (Due 12/12)(1)	12.8%	1.0%	13.8%	29,789	29,633	28,617
		Series D Preferred Units (30.0%, 2,000,000 units)					2,000	3,774
		Series A Preferred Units (516,691 units)					718	—
		Series B Convertible Preferred Units (165,003 units)					142	—
		Class A Common Units (1,000,000 units)					333	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

September 30, 2011 (unaudited)

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (Due 7/14)(1)	3.3%	—	3.3%	$3,014	$2,871	$2,592
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (Due 4/16)(1)	7.5%	—	7.5%	4,937	4,988	4,407
Philadelphia Media Network, Inc.(6)	Newspaper	Class A Common Stock (1,000 shares)					5,070	49
Qualawash Holdings, LLC	Repair Services	Subordinated Debt (Due 1/16)(1)	12.0%	—	12.0%	20,000	19,829	20,175
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	12.0%	1.0%	13.0%	13,833	13,730	13,730
Sally Holdings LLC	Cosmetics	Senior Debt (Due 11/13)(1)	2.5%	—	2.5%	8,531	8,542	8,408
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	13,500	13,392	13,499
Scotsman Industries, Inc.	Manufacturing	Senior Debt (Due 4/16)(1)	5.8%	—	5.8%	5,337	5,338	5,231
Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt ( Due 2/17)(1)	12.0%	2.3%	14.3%	12,042	11,934	12,157
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (Due 5/15)(1)	11.0%	—	11.0%	13,624	13,486	13,024
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	13,895	13,747	13,704
Summit Business Media Parent Holding Company LLC(6)(11)	Information Services	Class E Series I Units (636 units)(1)					4,120	205
		Class E Series II Units (276 units) (1)					1,788	—
Sunshine Media Group, Inc.(2)(6)	Publishing	Warrants to purchase Common Stock (expire 1/21)					—	—
Tank Intermediate Holding Corp.	Manufacturing	Senior Debt (Due 4/16)(1)	5.0%	—	5.0%	5,506	5,493	5,451
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)					88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	9,625	9,513	9,539
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (Due 6/14)(1)	10.8%	—	10.8%	12,500	12,500	12,650
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,925	13,732	13,298
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	5,112	5,128	4,692
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest					500	—
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,259	10,501	10,501
		Class A Membership Units (25,000 units)					1	271
		Warrant to purchase Class A Membership Units (expire 9/15)					324	719
Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (Due 4/12-4/13)(1)	10.9%	0.9%	11.8%	18,934	18,737	18,930
		Series A Preferred Stock (161,870 shares)					500	56

Total Non-Affiliate Investments (represents 73.6% of total investments at fair value)							593,285	606,710

Total Investments							$1,060,243	$824,173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (Due 3/14)(1)	9.0%	5.0%	14.0%	$15,182	$15,115	$15,115
		Preferred Units (10.8%, 17,100 units)(1)					23,151	35,371
		Warrants to purchase Class B Common Stock					—	—
Broadview Networks	Communications	Series A Preferred Stock (12.0%, 87,254 shares)					81,984	47,477
Holdings, Inc.(6)		Series A-1 Preferred Stock (12.0%, 100,702 shares)					77,495	54,794
		Series B Preferred Stock (12.0%, 1,282 shares)					100	698
		Class A Common Stock (4,731,031 shares)					—	—
GMC Television	Broadcasting	Senior Debt (Due 12/16)(1)	4.3%	—	4.3%	23,720	21,240	21,656
Broadcasting, LLC(2)		Subordinated Debt (Due 12/16)(1)(7)	14.0%	—	14.0%	10,446	6,975	—
		Subordinated Unsecured Debt (Due 12/16)(7)	16.0%	—	16.0%	1,248	1,000	—
		Class B Voting Units (8.0%, 86,700 units)					9,071	—
Intran Media, LLC	Other Media	Senior Debt (Due 12/11)(1)	9.5%	—	9.5%	9,200	9,164	7,430
		Series A Preferred Units (10.0%, 86,000 units)					9,095	—
		Series B Preferred Units (10.0%, 30,000 units)					3,000	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt (Due 12/12)(1)	13.3%	—	13.3%	14,052	13,990	13,990
		Subordinated Debt A (Due 3/13)(1)(7)	3.7%	11.5%	15.2%	22,038	19,365	7,143
		Subordinated Debt B (Due 3/13)(1)(7)	17.0%	—	17.0%	27,485	21,560	—
		Preferred LLC Interest (8.0%, 301,595 units)					34,014	—
MTP Holding, LLC(6)	Communications	Common LLC Interest (79,171 units)					1	—
NPS Holding	Business	Senior Debt A1 (Due 6/13)(1)(7)	6.0%	—	6.0%	4,702	3,470	3,348
Group, LLC(2)(5)(6)	Services	Senior Debt A2 (Due 6/13)(1)(7)	6.0%	—	6.0%	2,070	1,905	—
		Senior Debt A3 (Due 6/13)(1)(7)	6.0%	—	6.0%	7,872	6,228	—
		Series A Preferred Units (347 units)					—	—
		Series B Preferred Units (5.0%,10,731 units)					10,731	—
		Common Units (36,500 units)					—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (Due 3/12)(1)	9.0%	—	9.0%	14,915	14,874	14,874
		Preferred LLC Interest (10.0%, 120,000 units)					14,138	13,515
PremierGarage	Home Furnishings	Senior Debt (Due 12/10-9/11)(1)(7)	8.0%	—	8.0%	10,441	8,998	5,916
Holdings, LLC(2)(6)		Preferred LLC Units (400 units)					400	—
		Common LLC Units (79,935 units)					4,971	—
RadioPharmacy	Healthcare	Senior Debt (Due 10/11)(1)	7.0%	—	7.0%	8,500	8,500	8,500
Investors, LLC(2)		Subordinated Debt (Due 12/12)(1)	12.0%	3.0%	15.0%	10,372	10,357	10,357
		Preferred LLC Interest (8.0%, 70,000 units)					8,123	7,219
Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (Due 3/13)(1)	7.0%	9.0%	16.0%	23,662	23,603	23,603
		Preferred Units (8.0%, 125,400 units)					16,495	19,283
Total Sleep Holdings, Inc.(2)(6)	Healthcare	Subordinated Debt (Due 9/11)(7)	8.0%	—	8.0%	13,044	11,780	—
		Unsecured Note (Due 6/11)(7)	0.0%	—	0.0%	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)					3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)					21,149	—
		Common Stock (40,469 shares)					1,000	—

Total Control Investments (represents 30.7% of total investments at fair value)							517,167	310,289

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Affiliate Investments(3):
Advanced Sleep	Home Furnishings	Senior Debt (Due 10/11)(1)	13.6%	—	13.6%	$5,355	$5,322	$5,322
Concepts, Inc.(2)		Subordinated Debt (Due 4/12)(1)	12.0%	4.0%	16.0%	5,336	5,285	5,274
		Series A Preferred Stock (20.0%, 49 shares)					297	104
		Common Stock (423 shares)					524	—
		Warrants to purchase Common Stock (expire 10/16)					348	—
Cherry Hill Holdings, Inc.	Entertainment	Series A Preferred Stock (10.0%, 750 shares)					945	1,076
Contract Datascan	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	7,756	7,074	7,074
Holdings, Inc.		Series A Preferred Stock (1,987 shares)(1)					1,983	1,983
		Common Stock (4,135 shares)(1)					410	410
Stratford School	Education	Senior Debt (Due 12/15)(1)	7.5%	—	7.5%	19,000	18,885	18,885
Holdings, Inc.(2)		Series A Convertible Preferred Stock (12.0%, 10,000 shares)					3	8,534
		Warrants to purchase Common Stock (expire 5/15)(1)					—	2,910
Sunshine Media	Publishing	Common Stock (145 shares)					581	116
Delaware, LLC(2)(6)		Class A LLC Interest (8.0%, 563,808 units)					564	112
		Options to acquire Warrants to purchase Class B LLC Interest (expire 5/14)					—	—
Velocity Technology Enterprises, Inc.(2)(6)	Business Services	Series A Preferred Stock (1,506,602 shares)					1,500	1,500

Total Affiliate Investments (represents 5.3% of total investments at fair value)							43,721	53,300

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
Active Brands International, Inc.(2)(6)	Consumer Products	Senior Debt (Due 6/12)(1)(7)	10.4%	—	10.4%	$29,263	$26,328	$1,939
		Subordinated Debt (Due 9/12)(1)(7)	—	17.0%	17.0%	18,066	12,053	—
		Class A-1 Common Stock (3,056 shares)					3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)					331	—
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (Due 12/12)(1)	7.3%	—	7.3%	5,080	5,069	5,069
		Subordinated Debt (Due 12/12)(1)	10.0%	—	10.0%	2,415	2,384	2,343
		Warrants to purchase Common Stock (expire 11/15)					—	47
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (Due 12/15)(1)	9.5%	—	9.5%	29,250	28,935	28,935
Coastal Sunbelt Holding, Inc.(2)	Food Services	Senior Debt (Due 8/14-2/15)(1)	9.1%	—	9.1%	21,411	21,239	21,239
		Subordinated Debt (Due 8/15)(1)	12.0%	4.0%	16.0%	8,859	8,795	8,795
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (Due 7/12)	15.0%	—	15.0%	2,257	2,251	2,251
		Series A-2 Preferred Stock (12.0%, 20,000 shares)					2,656	2,318
		Warrants to purchase Class B Common Stock					—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 06/13)(1)	14.9%	—	14.9%	7,690	7,531	6,889
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 12/13)(1)(8)	5.0%	8.0%	13.0%	24,630	22,855	17,365
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (Due 12/16)(7)	3.0%	—	3.0%	600	583	518
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (Due 5/12)(1)	11.0%	—	11.0%	3,387	3,343	3,343
Equibrand Holding(16)	Leisure Activities	Senior Debt (Due 6/11)(1)	9.5%	—	9.5%	4,244	4,234	4,234
Corporation(2)		Subordinated Debt (Due 12/11)(1)	12.0%	5.0%	17.0%	10,142	10,109	10,109
Focus Brands Inc.	Restaurants	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	11,018	11,047	11,150
G&L Investment	Insurance	Subordinated Debt (Due 5/14)(1)	9.8%	—	9.8%	17,500	17,129	17,129
Holdings, LLC(2)		Series A Preferred Shares (14.0%, 5,000,000 shares)					7,651	7,651
		Class C Shares (621,907 shares)					529	213
Golden Knight II CLO, Ltd.(6)	Diversified Financial Services	Income Notes (Due 4/19)	8.0%	—	8.0%		3,038	2,395
Goodman Global, Inc.	Business Services	Senior Debt (Due 10/16)(1)	5.8%	—	5.8%	2,993	2,993	3,013
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (Due 12/13)(1)	12.9%	—	12.9%	26,130	25,980	25,980
		Series B Preferred Units (12.5%, 4,213,333 units)					4,679	5,052
Haws Corporation	Manufacturing	Senior Debt (Due 12/15)(1)	10.5%	—	10.5%	22,500	22,230	22,230
Interactive Data Corporation	Diversified Financial Services	Senior Debt (Due 01/17) (1)	6.8%	—	6.8%	9,950	10,040	10,094
Jenzabar, Inc.	Technology	Senior Preferred Stock (11.0%, 3,750 shares)					6,431	6,431
		Subordinated Preferred Stock (109,800 shares)					1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)(10)					423	27,798
Knology Inc.	Cable	Senior Debt (Due 10/16)(1)	5.5%	—	5.5%	6,090	6,098	6,133
Lambeau Telecom Company, LLC(6)	Communications	Senior Debt (Due 2/13)(7)	12.0%	—	12.0%	1,067	1,002	675
Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)					2,185	17
LMS INTELLIBOUND, INC.(2)(12)	Logistics	Senior Debt (Due 3/14–6/14)(1)	8.7%	—	8.7%	16,320	16,114	16,114
		Subordinated Debt (Due 9/14)(1)	12.0%	4.0%	16.0%	7,000	6,879	6,879
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)	7.0%	—	7.0%	5,000	4,925	4,950
Massage Envy, LLC	Leisure Activities	Senior Debt (Due 12/14)(1)	11.0%	—	11.0%	10,222	10,023	10,023
Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (Due 4/14)(1)	12.5%	3.5%	16.0%	13,357	13,223	13,223
		Preferred Units (10.0%, 1,250,000 units)					1,580	1,710
		Class A Common Units (1,250,000 units)					—	271

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Metropolitan Telecommunications Holding Company(2)	Communications	Senior Debt (Due 3/14-12/16)(1)	8.0%	—	8.0%	$27,770	$27,534	$27,534
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/13)(1)	12.5%	—	12.5%	16,238	16,049	16,049
MLM Holdings, Inc.	Information Services	Senior Debt (Due 12/16)(1)	7.0%	—	7.0%	14,464	14,248	14,301
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (Due 9/14)(1)	14.8%	—	14.8%	30,132	29,928	29,928
		Series A Preferred Units (516,691 units)					718	125
		Series B Convertible Preferred Units (165,003 units)					142	356
		Class A Common Units (1,000,000 units)					333	—
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (Due 07/14)(1)	3.3%	—	3.3%	3,140	2,960	2,949
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (Due 04/16)(1)	7.5%	—	7.5%	4,975	5,034	5,043
Philadelphia Media Network, Inc.(6)	Newspaper	Class A Common Stock (1,000 shares)					5,070	48
Provo Craft & Novelty Inc.	Leisure Activities	Senior Debt (Due 3/16)(1)	8.0%	—	8.0%	8,077	7,841	7,850
Restaurant Technologies, Inc.	Food Services	Senior Debt (Due 2/12)(1)	17.6%	—	17.6%	42,742	42,607	42,607
		Common Stock (47,512 shares)					353	81
		Warrants to purchase Common Stock (expire 6/14)					—	685
Rural/Metro Operating Company, LLC	Healthcare	Senior Debt (Due 11/16) (1)	6.0%	—	6.0%	4,000	3,980	4,046
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/11)(1)	14.0%	—	14.0%	27,169	26,360	26,183
Savvis Communications Corporation	Business Services	Senior Debt (Due 08/16)(1)	6.8%	—	6.8%	9,975	10,029	10,148
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	13,500	13,375	13,375
Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt (Due 1/16)(1)	14.3%	—	14.3%	10,158	10,070	10,070
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (Due 5/15)(1)	9.0%	—	9.0%	11,025	10,882	10,706
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.8%	—	7.8%	14,000	13,830	14,003
Summit Business Media Intermediate Holding Company, LLC(6)(11)	Information Services	Subordinated Debt (Due 7/14)(1)(7)	11.0%	—	11.0%	7,158	5,996	296
Teleguam Holdings, LLC(2)	Communications	Subordinated Debt (Due 10/12)(1)	7.3%	—	7.3%	20,000	19,921	19,729
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)					88	10
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	8,500	8,373	8,418
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (Due 6/14)(1)	10.8%	—	10.8%	12,500	12,500	12,500
The SI Organization, Inc.	Defense	Senior Debt (Due 11/16)(1)	5.8%	—	5.8%	3,000	3,000	3,030
The Telx Group, Inc.	Business Services	Senior Debt (Due 6/15)(1)	8.0%	—	8.0%	13,930	13,680	13,860
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	7.0%	—	7.0%	6,983	6,849	7,077
VOX Communications Group Holdings, LLC(2)(6)	Broadcasting	Senior Debt (Due 3/09)(1)(7)	13.5%	—	13.5%	11,717	10,388	6,157
		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)				2,459	1,414	—
VS&A-PBI Holding LLC (6)	Publishing	LLC Interest					500	—
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (Due 2/14)(1)	5.3%	—	5.3%	3,850	3,856	3,807
Xpressdocs Holdings, Inc.(2)	Business	Senior Debt (Due 4/12-4/13)(1)	11.6%	—	11.6%	19,533	19,328	19,522
	Services	Series A Preferred Stock (161,870 shares)					500	—

Total Non-Affiliate Investments (represents 64.0% of total investments at fair value)							684,785	646,116

Total Investments							$1,245,673	$1,009,705

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation

Consolidated Schedule of Investments

December 31, 2010

(dollars in thousands)

Counterparty	Instrument	Pay Fixed Rate of	Receive Floating Rate of	Expiring	Notional	Cost	Fair Value(a)
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	13.0%	11.0%	08/11	$12,500	$—	$(183)
	Interest Rate Swap—Pay Fixed/Receive Floating	9.0%	7.0%	08/11	8,681	—	(127)

Total Interest Rate Swaps					$21,181	$—	$(310)

(a)	We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets.

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
(8)

We did not recognize paid-in-kind, or PIK, interest or accretion income because the fair value of our investment was below its cost basis. However, we continue to accrue interest that is receivable in cash from the portfolio company.

(9)

Interest rates represent the weighted-average annual stated interest rate on debt securities, presented by nature of indebtedness for a single issuer. PIK interest represents contractually deferred interest that is added to the principal balance of the debt security and compounded if not paid on a current basis. PIK may be prepaid by either contract or the portfolio company’s choice, but generally is paid at the end of the loan term. The maturity dates represent the earliest and the latest maturity dates. Rates on preferred stock and preferred LLC interests, where applicable, represent the contractual rate.

(10)

On February 24, 2010, we exercised warrants to purchase 100,000 shares of common stock of Jenzabar, Inc. and we submitted the requisite payments for this stock. Our receipt of the common stock certificates from Jenzabar is pending.

(11)	On January 25, 2011, Summit Business Media Intermediate Holding Company, LLC filed for Chapter 11 bankruptcy protection.
(12)

In September 2011, LMS Intellibound, Inc. (a non-affiliate portfolio Company) and Progressive Logistics Systems (an unaffiliated company) entered into a combination where they are now subsidiaries of Capstone Logistics, LLC.

(13)	In October 2011, we sold our Series A Preferred Stock investment in Velocity Technology Enterprises, Inc. for $1.9 million.
(14)

In October 2011, Costal Sunbelt Real Estate, Inc. re-paid our subordinated unsecured debt investment in full and made a distribution in the amount of $2.6 million in respect of our series A-2 preferred stock investment in connection with the sale of the real estate previously owned by its subsidiary, Coastal Sunbelt Real Estate, L.L.C.

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

Small Business Investment Subsidiaries—We own Solutions Capital I, L.P., a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, which operates as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L. P., and in May 2011, we submitted a license to the SBA to obtain an SBIC license for Solutions Capital II, L.P. On September 30, 2011, after discussions with the SBA, we elected to withdraw our application for a second license. MCG is also the sole member of Solutions Capital G.P., LLC, which acts as the general partner of Solutions Capital I, L.P.

Taxable Subsidiaries—We currently qualify as a regulated investment company, or RIC, for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries, or Taxable Subsidiaries, each of which holds one or more portfolio investments listed on our Consolidated Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC (or other pass-through entity) portfolio investment would flow through directly to us, and be included in the calculation of the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statements of Operations.

The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital I, L.P.; Solutions Capital II, L.P.; Solutions Capital G.P., LLC; and MCG’s special-purpose financing subsidiaries: MCG Finance V, LLC and MCG Finance VII, LLC.

BASIS OF PRESENTATION AND USE OF ESTIMATES

These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of September 30, 2011 through the date these financial statements were issued.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-02—A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, or ASU 2011-02. This standard amends previous guidance provided in Accounting Standards Codification 310-40—Receivables—Troubled Debt Restructurings by Creditors. ASU 2011-02 provides additional guidance and criteria on how companies should determine whether a restructuring or refinancing of an existing financial receivable represents a troubled debt restructuring. Companies must assess whether the restructuring or refinancing of an existing financial receivable is a troubled debt restructuring in order to determine how to account for the remaining unamortized portion of certain fees, such as origination fees, associated with the original debt investment. ASU 2011-02 is effective for the first interim period beginning on or after June 15, 2011. We adopted this standard beginning with the quarter ended September 30, 2011. Our adoption of this update did not have a material impact on our financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: 1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; 2) a description of the valuation processes in place; and 3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities. We will adopt this standard beginning on January 1, 2012. We are evaluating the impact, if any, that our adoption of this update may have on our financial position or results of operations. However, since this accounting standards update primarily requires expanded disclosure related to Category 3 financial assets and liabilities, we do not anticipate that the implementation of this standard will have a significant impact on our process for measuring fair values, our financial position or results of operations.

NOTE 2—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Debt investments
Senior secured debt	$588,951	55.5%	$597,046	47.9%
Subordinated debt
Secured	134,131	12.7	266,333	21.4
Unsecured	14,188	1.3	15,067	1.2

Total debt investments	737,270	69.5	878,446	70.5

Equity investments
Preferred equity	301,174	28.4	345,960	27.8
Common/common equivalents equity	21,799	2.1	21,267	1.7

Total equity investments	322,973	30.5	367,227	29.5

Total investments	$1,060,243	100.0%	$1,245,673	100.0%

The following table summarizes the composition of our investment portfolio at fair value:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$535,247	64.9%	$555,667	55.0%
Subordinated debt
Secured	124,203	15.1	190,309	18.9
Unsecured	14,411	1.8	12,321	1.2

Total debt investments	673,861	81.8	758,297	75.1

Equity investments
Preferred equity	116,310	14.1	218,690	21.7
Common/common equivalents equity	34,002	4.1	32,718	3.2

Total equity investments	150,312	18.2	251,408	24.9

Total investments	$824,173	100.0%	$1,009,705	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 17.5%, a portion of which may be in the form of paid in kind interest. As of September 30, 2011, approximately 88.6% of the fair value of our loan portfolio had variable interest rates, based on a LIBOR benchmark or prime rate, and 11.4% of the fair value of our loan portfolio had fixed interest rates. As of September 30, 2011, approximately 76.8% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the cost of loans more than 90 days past due and loans on non-accrual status:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$23,461	3.18%	$10,388	1.18%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$23,461	3.18%	$10,388	1.18%

Loans on non-accrual status
0 to 90 days past due	$63,910	8.67%	$128,989	14.69%
Greater than 90 days past due	23,461	3.18	10,388	1.18

Total loans on non-accrual status	$87,371	11.85%	$139,377	15.87%

The following table summarizes the fair value of loans more than 90 days past due and loans on non-accrual status:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$10,714	1.59%	$6,157	0.81%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$10,714	1.59%	$6,157	0.81%

Loans on non-accrual status
0 to 90 days past due	$19,230	2.85%	$19,835	2.62%
Greater than 90 days past due	10,714	1.59	6,157	0.81

Total loans on non-accrual status	$29,944	4.44%	$25,992	3.43%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2010 through September 30, 2011:

	Nine months ended September 30, 2011
(In thousands)	Cost		Fair Value
Non-accrual loan balance as of December 31, 2010	$139,377		$25,992
Additional loans on non-accrual status—other media	9,247		4,235
Advances to companies on non-accrual status	9,543		9,543
Loans converted to equity	(5,904)		(5,904)
Payments received on loans on non-accrual status	(7,458)		(7,458)
Change in valuation of loans on non-accrual status	—		(256)
Reversal of previously recognized unrealized loss on non-accrual loans	—		61,226
Realized loss on non-accrual loans	(57,434	)(a)	(57,434	)(a)

Total change in non-accrual loans	(52,006)		3,952

Non-accrual loan balance as of September 30, 2011	$87,371		$29,944

(a)

Primarily reflects our sales of Active Brands International, Inc. and Vox Communications Group Holdings, LLC, as well as the write-off of our investment in Total Sleep Holdings, Inc. during the nine months ended September 30, 2011. Our investments in the debt issued by these portfolio companies were on non-accrual status as of December 31, 2010. Upon the sales and write-off of these investments, we reversed the previously unrealized depreciation and recorded realized losses.

The following table summarizes our investment portfolio by industry at cost:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	Percent of Total Portfolio	Investments at Cost	Percent of Total Portfolio
Healthcare	$74,550	7.0%	$114,476	9.2%
Business services	95,931	9.0	106,717	8.6
Manufacturing	79,970	7.5	54,158	4.3
Education	55,650	5.2	32,263	2.6
Communications	184,192	17.4	208,037	16.7
Plastic products	118,441	11.2	101,429	8.1
Cable	41,751	3.9	80,829	6.5
Technology	8,262	0.8	7,952	0.6
Information services	40,732	3.8	23,587	1.9
Logistics	34,841	3.3	28,027	2.3
Electronics	32,826	3.1	31,121	2.5
Broadcasting	46,421	4.4	76,448	6.1
Publishing	35,233	3.3	29,425	2.4
Food services	29,069	2.7	72,994	5.9
Insurance	26,069	2.5	25,309	2.0
Repair services	19,829	1.9	—	—
Auto parts	19,848	1.9	17,601	1.4
Entertainment	14,255	1.4	11,827	0.9
Home furnishings	30,243	2.9	28,913	2.3
Restaurants	9,993	0.9	11,047	0.9
Agriculture	9,513	0.9	8,373	0.7
Cosmetics	8,542	0.8	—	—
Consumer products	5,128	0.5	48,617	3.9
Other media	22,790	2.2	21,259	1.7
Diversified financial services	3,065	0.3	13,078	1.1
Leisure activities	—	—	32,207	2.6
Sporting goods	—	—	40,098	3.2
Other(a)	13,099	1.2	19,881	1.6

Total	$1,060,243	100.0%	$1,245,673	100.0%

(a)	No individual industry within this category exceeds 1%.

The following table summarizes our investment portfolio by industry at fair value:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$86,703	10.5%	$76,358	7.6%
Business services	81,021	9.8	87,897	8.7
Manufacturing	79,959	9.7	54,178	5.4
Education	69,065	8.4	43,704	4.3
Communications	53,767	6.5	150,907	14.9
Plastic products	43,884	5.3	33,633	3.3
Cable	41,630	5.1	92,467	9.2
Technology	36,274	4.4	35,327	3.5
Information services	35,427	4.3	17,940	1.8
Logistics	34,260	4.2	28,036	2.8
Electronics	32,391	3.9	30,409	3.0
Broadcasting	31,521	3.8	53,996	5.3
Publishing	30,682	3.7	22,543	2.2
Food services	29,147	3.5	73,407	7.3
Insurance	24,637	3.0	24,993	2.5
Repair services	20,175	2.4	—	—
Auto parts	19,641	2.4	16,959	1.7
Entertainment	13,793	1.7	11,782	1.2
Home furnishings	13,400	1.6	17,151	1.7
Restaurants	9,893	1.2	11,150	1.1
Agriculture	9,539	1.2	8,418	0.8
Cosmetics	8,408	1.0	—	—
Consumer products	4,692	0.6	9,016	0.9
Other media	2,474	0.3	7,430	0.7
Diversified financial services	2,154	0.3	12,489	1.2
Leisure activities	—	—	32,216	3.2
Sporting goods	—	—	42,886	4.2
Other(a)	9,636	1.2	14,413	1.5

Total	$824,173	100.0%	$1,009,705	100.0%

(a)	No individual industry within this category exceeds 1%.

We manage our interest rate exposure and financing facility requirements on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities, and from time to time, may enter into interest rate swaps. We include the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets. We do not designate any of our interest rate swaps as hedges for accounting purposes. Each quarter, we settle these interest rate swaps for cash. During each of the nine months ended September 30, 2011 and 2010, we reported changes in the fair value of these interest rate swaps in net unrealized appreciation (depreciation) on investments on our Consolidated Statements of Operations.

Our remaining interest rate swaps expired in August 2011; therefore, as of September 30, 2011, we had no unexpired interest rate swaps. As of December 31, 2010, the notional amount of our interest rate swaps was $21.2 million, and the fair value of these interest rate swaps included in our liabilities was $0.3 million. The following table summarizes our interest rate swaps with SunTrust Bank, as the counterparty for which we paid fixed interest rates and received floating interest rates as of December 31, 2010:

(dollars in thousands)		Pay Fixed Interest Rate	Receive Floating Interest Rate	As of December 31, 2010
Date						Fair Value
Entered	Expired			Notional	Cost
03/09	08/11	13.0%	11.0%	$12,500	$—	$(183)
03/09	08/11	9.0%	7.0%	8,681	—	(127)

Total				$21,181	$—	$(310)

The following table summarizes the realized and unrealized gains and losses that we recorded on our interest rate swaps for the nine months ended September 30, 2011 and 2010:

(in thousands)	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Nine months ended September 30:
2011	$(229)	$81	$229	$81
2010	(906)	(359)	906	(359)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheets by ASC 820 hierarchy:

	As of September 30, 2011
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
ASSETS
Non-affiliate investments
Senior secured debt	$123,831	$299,274	$423,105
Subordinated secured debt	—	100,933	100,933
Unsecured subordinated debt	—	14,411	14,411
Preferred equity	2,154	35,437	37,591
Common/common equivalents	—	30,670	30,670

Total non-affiliate investments	125,985	480,725	606,710

Affiliate investments
Senior secured debt	—	23,256	23,256
Subordinated secured debt	—	12,905	12,905
Preferred equity	—	15,614	15,614
Common/common equivalents	—	3,332	3,332

Total affiliate investments	—	55,107	55,107

Control investments
Senior secured debt	—	88,886	88,886
Subordinated secured debt	—	10,365	10,365
Preferred equity	—	63,105	63,105

Total control investments	—	162,356	162,356

Total assets at fair value	$125,985	$698,188	$824,173

As of September 30, 2011, we had no investments that had quoted market prices in active markets, which we would categorize as Level 1 investments under ASC 820.

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

•

Majority-Owned Control Investments—Majority-owned control investments comprise 18.5% of our investment portfolio as of September 30, 2011. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority-owned control investments comprise 1.2% of our investment portfolio as of September 30, 2011. For our non-majority-owned control equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority owned control debt investments, we estimate fair value using the market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 80.3% of our investment portfolio as of September 30, 2011. Quoted prices are not available for 81.0% of our non-control investments as of September 30, 2011. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of September 30, 2011, these securities represented 15.3% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period for 99.2% of the fair value of our investment portfolio as of September 30, 2011.

	September 30, 2011
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuations/reviews, recent transactions or market quotes
Independent valuation/review prepared
Third quarter 2011	$152,917	$39,336	$192,253	22.7%	26.2%	23.3%
Second quarter 2011	56,809	16,833	73,642	8.4	11.2	8.9
First quarter 2011	104,997	3,830	108,827	15.6	2.5	13.2
Fourth quarter 2010	116,748	69,061	185,809	17.3	45.9	22.5

Total independent valuations/reviews	431,471	129,060	560,531	64.0	85.8	67.9

Fair value from
Market quotes (Level 2)	116,958	2,154	119,112	17.4	1.4	14.5
Pending sales of investments or letters of intent	28,378	14,644	43,022	4.2	9.8	5.2

Fair value from market quotes and pending sales	145,336	16,798	162,134	21.6	11.2	19.7

New investments made during the 12 months ended September 30, 2011	94,051	1,195	95,246	14.0	0.8	11.6

Total portfolio evaluated	670,858	147,053	817,911	99.6	97.8	99.2
Not evaluated during the 12 months ended September 30, 2011	3,003	3,259	6,262	0.4	2.2	0.8

Total investment portfolio	$673,861	$150,312	$824,173	100.0%	100.0%	100.0%

The majority of the valuations performed by the independent valuation firms utilize proprietary models and inputs. We have used, and intend to continue to use, independent valuation firms to provide additional support for our internal analyses. Our board of directors considers our valuations, as well as the independent valuations and reviews, in its determination of the fair value of our investments. The fair value of our interest rate swaps was based on a binding broker quote, which was based on the estimated net present value of the future cash flows using a forward interest rate yield-curve in effect as of the measurement period.

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

Changes in Level 3 Fair Value Measurements

We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During each of the three months ended September 30, 2011 and 2010, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three-month period ended September 30, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value June 30, 2011
Senior secured debt	$270,181	$24,483	$93,702	$388,366
Subordinated secured debt	109,638	12,829	10,363	132,830
Unsecured subordinated debt	14,353	—	—	14,353
Preferred equity	30,610	13,466	86,724	130,800
Common/common equivalents equity	29,916	3,332	—	33,248

Total fair value June 30, 2011	454,698	54,110	190,789	699,597

Realized/unrealized gain (loss)
Senior secured debt	(1,072)	—	(6,417)	(7,489)
Subordinated secured debt	189	(85)	59	163
Unsecured subordinated debt	(17)	—	(87)	(104)
Preferred equity	2,659	2,028	(24,024)	(19,337)
Common/common equivalents equity	494	—	—	494

Total realized/unrealized gain (loss)	2,253	1,943	(30,469)	(26,273)

Purchases
Preferred equity	2,000	—	—	2,000

Total purchases	2,000	—	—	2,000

Issuances
Senior secured debt	53,768	510	1,971	56,249
Subordinated secured debt	659	161	82	902
Unsecured subordinated debt	75	—	—	75
Preferred equity	380	120	408	908
Common/common equivalents equity	325	—	—	325

Total issuances	55,207	791	2,461	58,459

Settlements
Senior secured debt	(23,603)	(1,737)	(370)	(25,710)
Subordinated secured debt	(9,553)	—	(139)	(9,692)
Unsecured subordinated debt	—	—	87	87
Preferred equity	(212)	—	(3)	(215)

Total settlements	(33,368)	(1,737)	(425)	(35,530)

Sales
Common/common equivalents equity	(65)	—	—	(65)

Total sales	(65)	—	—	(65)

Fair value as of September 30, 2011
Senior secured debt	299,274	23,256	88,886	411,416
Subordinated secured debt	100,933	12,905	10,365	124,203
Unsecured subordinated debt	14,411	—	—	14,411
Preferred equity	35,437	15,614	63,105	114,156
Common/common equivalents equity	30,670	3,332	—	34,002

Total fair value as of September 30, 2011	$480,725	$55,107	$162,356	$698,188

The following table provides a reconciliation of fair value changes during the three-month period ended September 30, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.

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

There were no purchases of Level 3 investments during the three months ended September 30, 2010.

Unrealized (Depreciation) Appreciation of Level 3 Investments

The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended September 30, 2011 and 2010.

	Three months ended September 30, 2011					Three months ended September 30, 2010
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments		Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$(1,072)	$—	$(6,417)		$(7,489)	$(6,316)	$—	$(4,615)	$(10,931)
Subordinated secured debt	189	(85)	11,780		11,884	831	—	(10,424)	(9,593)
Unsecured subordinated debt	(17)	—	332	(a)	315	—	—	—	—
Preferred equity	2,447	2,028	916		5,391	4,383	573	8,148	13,104
Common/common equivalents equity	429	—	1,000		1,429	(6,615)	1	—	(6,614)

Total change in unrealized appreciation (depreciation) on Level 3 investments	$1,976	$1,943	$7,611		$11,530	$(7,717)	$574	$(6,891)	$(14,034)

(a) Reflects a $24.9 million reversal of accrued unrealized depreciation that we previously recognized on our investment in Total Sleep Holdings, Inc., or Total Sleep, which we wrote-off on September 30, 2011. The impact of this reversal was offset primarily by the recognition of $24.7 million of additional unrealized depreciation on our investment in Broadview Networks Holdings, Inc., or Broadview.

The following table provides a reconciliation of fair value changes during the nine-month period ended September 30, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2010
Senior secured debt	$325,874	$24,207	$75,714	$425,795
Subordinated secured debt	121,743	12,348	56,218	190,309
Unsecured subordinated debt	12,321	—	—	12,321
Preferred equity	24,741	13,197	178,357	216,295
Common/common equivalents equity	29,170	3,548	—	32,718

Total fair value December 31, 2010	513,849	53,300	310,289	877,438

Realized/unrealized gain (loss)
Senior secured debt	(2,746)	—	(36,608)	(39,354)
Subordinated secured debt	2,714	93	33,706	36,513
Unsecured subordinated debt	223	—	(87)	136
Preferred equity	7,611	2,073	(78,194)	(68,510)
Common/common equivalents equity	2,805	(50)	—	2,755

Total realized/unrealized gain (loss)	10,607	2,116	(81,183)	(68,460)

Purchases
Senior secured debt	—	—	11,863	11,863
Preferred equity	2,000	—	4,300	6,300
Common/common equivalents equity	123	—	—	123

Total purchases	2,123	—	16,163	18,286

Issuances
Senior secured debt	90,790	3,995	44,185	138,970
Subordinated secured debt	30,253	464	1,143	31,860
Unsecured subordinated debt	1,867	—	—	1,867
Preferred equity	1,580	1,136	12,507	15,223
Common/common equivalents equity	533	62	—	595

Total issuances	125,023	5,657	57,835	188,515

Settlements
Senior secured debt	(104,438)	(4,946)	(6,268)	(115,652)
Subordinated secured debt	(53,777)	—	(80,702)	(134,479)
Unsecured subordinated debt	—	—	87	87
Preferred equity	(212)	(792)	(12,171)	(13,175)
Common/common equivalents equity	(17)	(228)	—	(245)

Total settlements	(158,444)	(5,966)	(99,054)	(263,464)

Sales
Senior secured debt	(10,206)	—	—	(10,206)
Preferred equity	(283)	—	(41,694)	(41,977)
Common/common equivalents equity	(1,944)	—		(1,944)

Total sales	(12,433)	—	(41,694)	(54,127)

Fair value as of September 30, 2011
Senior secured debt	299,274	23,256	88,886	411,416
Subordinated secured debt	100,933	12,905	10,365	124,203
Unsecured subordinated debt	14,411	—	—	14,411
Preferred equity	35,437	15,614	63,105	114,156
Common/common equivalents equity	30,670	3,332	—	34,002

Total fair value as of September 30, 2011	$480,725	$55,107	$162,356	$698,188

The following table provides a reconciliation of fair value changes during the nine-month period ended September 30, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.

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

There were no purchases of Level 3 investments during the nine months ended September 30, 2010.

Unrealized (Depreciation) Appreciation of Level 3 Investments

The following table summarizes the unrealized appreciation (depreciation) that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30, 2011					Nine months ended September 30, 2010
(in thousands)	Non- affiliate Investments	Affiliate Investments	Control Investments		Total	Non- affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$28,109	$—	$(36,608)		$(8,499)	$(9,264)	$297	$(4,527)	$(13,494)
Subordinated secured debt	14,742	93	45,563		60,398	1,986	218	(28,821)	(26,617)
Unsecured subordinated debt	1,662	—	1,332		2,994	2	—	—	2
Preferred equity	7,116	2,990	(66,514	)(a)	(56,408)	3,191	1,377	3,534	8,102
Common/common equivalents equity	4,583	(50)	1,000		5,533	1,916	159	(26)	2,049

Total change in unrealized appreciation (depreciation) on Level 3 investments	$56,212	$3,033	$(55,227)		$4,018	$(2,169)	$2,051	$(29,840)	$(29,958)

(a)

Primarily reflects the recognition of $73.8 million of additional unrealized depreciation on our investment in Broadview, partially offset by a $24.9 million reversal of previously accrued unrealized depreciation on our investment in Total Sleep, which we wrote-off on September 30, 2011.

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK

During the nine months ended September 30, 2011, we had concentrations in certain industries, including the healthcare, business services and communications industries. The following table summarizes, our fair value and revenue concentrations in each of those industries:

	Investments at Fair Value				Revenue for the nine months ended
	As of September 30, 2011		As of December 31, 2010		September 30, 2011		September 30, 2010
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$86,703	10.5%	$76,358	7.6%	$8,287	12.5%	$8,586	13.0%
Business services	81,021	9.8	87,897	8.7	7,295	11.0	3,150	4.8
Communications(a)	53,767	6.5	150,907	14.9	2,379	3.6	2,781	4.2

(a)	Includes Broadview, which represented $29.2 million, or 3.5%, and $103.0 million, or 10.2%, of the fair value of our investment portfolio as of September 30, 2011 and December 31, 2010, respectively.

Note 5—BORROWINGS

As of September 30, 2011, we reported $490.0 million of borrowings on our Consolidated Balance Sheets at cost. We estimate that the fair value of these borrowings as of September 30, 2011 was approximately $472.7 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the facility amounts and amounts outstanding and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		September 30, 2011		December 31, 2010
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$—	$—	$17,434	$17,434
Series 2007-A	October 2012	8,717	8,717	8,717	8,717

Commercial Loan Funding Trust
Variable Funding Note	January 2014(a)	150,000	55,822	150,000	100,251

Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018(b)	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018(b)	5,000	5,000	50,000	—
Series 2006-1 Class A-3 Notes	April 2018(b)	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018(b)	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(c)	April 2018(b)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(d)	April 2018(b)	47,500	29,880	47,500	29,880

SBIC (Maximum borrowing potential)(e)	(f)	150,000	108,600	130,000	108,600

Total borrowings		$656,217	$490,019	$698,651	$546,882

(a)	In January 2011, the lender renewed this facility through January 2013 and the legal final maturity date was extended to January 2014.

(b) Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date. The reinvestment period for this facility ended on July 20, 2011 and we will use all future principal collections from collateral in the facility to repay the securitized debt. On October 20, 2011, the next payment date for this facility, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections of collateral in the facility) to repay a portion of the facility.

(c) Amount outstanding excludes $5.0 million of notes that we repurchased in December 2008 for $1.6 million and $8.0 million of notes that we repurchased in April 2010 for $4.4 million. As part of the consolidation process, we eliminated the notes that MCG, the parent company, purchased.

(d) Amount outstanding excludes $10.1 million of notes that we repurchased in December 2008 for $2.4 million and $7.5 million of notes that we repurchased in January 2009 for $2.1 million. As part of the consolidation process, we eliminated the notes that MCG, the parent company, purchased.

(e) As of September 30, 2011, we had the potential to borrow up to $150.0 million of SBA-guaranteed debentures under the SBIC program. As of September 30, 2011, the SBA had approved and committed up to $150.0 million in borrowings to the SBIC. As of September 30, 2011, we have funded $75.0 million, which allows us to utilize the full $150.0 million borrowing potential approved and committed by the SBA under this program. Based on our funded capital as of September 30, 2011, Solutions Capital I, L.P., subject to the SBA’s approval, may borrow up to an additional $41.4 million to originate investments.

(f) As of September 30, 2011, we could originate new borrowings under the $150.0 million commitment made by the SBA through September 2015. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2025.

Each of our credit facilities has certain collateral requirements and/or financial covenants. As of September 30, 2011, the net worth covenant of our Commercial Loan Funding Trust, or SunTrust Warehouse, requires that we maintain a consolidated tangible net worth of not less than $450.0 million, plus 50% of any equity raised after February 26, 2009. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of September 30, 2011, our ratio of total assets to total borrowings and other senior securities was 230%.

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

	September 30, 2011
(in thousands)	Debt with Recourse	Debt without Recourse	Total
2011(a)	$—	$80,173	$80,173
2012	8,717	—	8,717
2013	—	—	—
2014	—	55,822	55,822
2015	—	—	—
Thereafter(b)	75,000	270,307	345,307

Total	$83,717	$406,302	$490,019

(a)

Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date. The reinvestment period for this facility ended on July 20, 2011 and we will use all future principal collections from collateral in the facility to repay the securitized debt. On October 20, 2011, the next payment date for this facility, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections of collateral in the facility) to repay a portion of the facility.

(b)	Our maximum exposure with respect to the indebtedness of Solutions Capital was $75.0 million, which represents the $75.0 million that MCG had funded in Solutions Capital as of September 30, 2011.

The following table summarizes our aggregate outstanding borrowings as of September 30, 2011 and December 31, 2010, by interest rate benchmark:

	September 30,	December 31,
(in thousands)	2011	2010
Interest rate benchmark
LIBOR	$316,880	$311,880
Commercial paper rate	55,822	100,251
Fixed rate	117,317	134,751

Total borrowings	$490,019	$546,882

As of September 30, 2011, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. The following sections provide additional detail about each of our borrowing facilities.

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

Since the execution of these amendments in 2009, we have repurchased or prepaid a total of $66.3 million of Private Placement Notes as of September 30, 2011, including the prepayment of the remaining balance of the Series 2005-A Notes on March 29, 2011. In connection with the March 2011 prepayment of the Series 2005-A unsecured notes and pursuant to the terms set forth in the Series 2005-A unsecured notes note purchase agreement, we paid to the noteholders $17.4 million of principal, $0.8 million in accrued interest and $0.9 million in prepayment fees. We initially issued $50.0 million of the Series 2005-A unsecured notes in October 2005 and, prior to the March 2011 repayment, had repurchased or prepaid in the aggregate $32.6 million in principal. The outstanding principal balance under the Series 2007-A Private Placement Notes was $8.7 million as of September 30, 2011.

Under the 2009 amendments, we must offer to repurchase the remaining Series 2007-A unsecured notes with 45% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under these notes as, and when, such sales occur in the event of proceeds of $5.0 million or more or otherwise on a semi-annual basis, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds would increase to 60%.

The following table summarizes the reductions in the borrowing capacity from monetization proceeds:

(in thousands)	Series 2005-A		Series 2007-A		Total
Quarter/Year Ended	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment	Outstanding Balances After Monetization Payment	Monetization Payment(a)(c)	Outstanding Balances After Monetization Payment
Fiscal 2009(b)	$15,693	$34,307	$7,846	$17,154	$23,539	$51,461
March 31, 2010	1,928	32,379	965	16,189	2,893	48,568
June 30, 2010	—	32,379	—	16,189	—	48,568
September 30, 2010	14,945	17,434	7,472	8,717	22,417	26,151
December 31, 2010	—	17,434	—	8,717	—	26,151
March 31, 2011(c)	17,434	—	—	8,717	17,434	8,717
June 30, 2011	—	—	—	8,717	—	8,717
September 30, 2011	—	—	—	8,717	—	8,717

Total to date	$50,000		$16,283		$66,283

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

In January 2011, SunTrust Bank renewed this liquidity facility. In connection with this renewal, the legal final maturity date of the SunTrust Warehouse was extended to January 2014 and the scheduled termination date was extended to January 2013. If a new agreement or extension is not executed by January 25, 2013, the SunTrust Warehouse enters a 12-month amortization period during which principal under the facility is paid down through orderly monetizations of portfolio company assets that are financed in the facility. Additionally, prior to the commencement of any amortization period, net proceeds from monetizations of collateral financed in the SunTrust Warehouse must be reinvested in additional collateral or used to repay outstanding borrowings. The interest rate on the SunTrust Warehouse is the commercial paper rate plus 3.25%, a 0.75% increase over the rate as of December 31, 2010. We paid a $1.5 million, or 1.0%, facility fee for this renewal.

Advances under this facility may be up to 64% of eligible collateral. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the SunTrust Warehouse may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the fair value of the collateral under the Commercial Loan Funding Trust as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$99,205	72.4%	$128,330	69.0%
Subordinated secured debt	24,744	18.0	50,932	27.5

Total securitized assets	123,949	90.4	179,262	96.5
Cash, securitization accounts	13,099	9.6	6,539	3.5

Total collateral	$137,048	100.0%	$185,801	100.0%

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

All of the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the fair value of the assets securitized under this facility as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
(dollars in thousands)	Amount		%	Amount	%
Securitized assets
Senior secured debt	$291,444		69.2%	$285,854	68.2%
Subordinated secured debt	43,403		10.3	97,881	23.3
Common Equity	205		0.1	—	—

Total securitized assets	335,052		79.6	383,735	91.5
Cash, securitization accounts	86,317	(a)	20.4	35,706	8.5

Total collateral	$421,369		100.0%	$419,441	100.0%

(a)

On October 20, 2011, the next payment date for this facility, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections of collateral in the facility) to repay a portion of the facility.

We retain all of the equity in the securitization. The securitization included a five-year reinvestment period, which ended in July 2011.

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes were, but are no longer, a revolving class of secured notes with a five-year revolving period. Therefore, we may not increase the principal amount of the A-2 notes beyond the $5 million principal balance that was outstanding as of September 30, 2011. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full between July 2006 and April 2007. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of September 30, 2011, the license gave Solutions Capital I, L.P. the potential to borrow up to $150.0 million. The SBA approved and committed $150.0 million in borrowings to Solutions Capital I, L.P., subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To utilize the full $150.0 million potential borrowing for which we were approved under this program, we needed to fund a total of $75.0 million to Solutions Capital I, L.P., which we had done as of September 30, 2011. Based on our funded capital as of September 30, 2011, Solutions Capital I, L.P. may borrow, subject to the SBA’s approval, up to an additional $41.4 million to originate new investments.

The maximum amount of outstanding leverage available to single-license SBIC companies is $150.0 million. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis. In March 2011, we formed Solutions Capital II, L.P., and in May 2011, we submitted to the SBA our application for a second SBIC license under Solutions Capital II, L.P. After discussions with the SBA, we elected to withdraw our application for a second license until such time as the SBA has an opportunity to evaluate, among other things, the organizational impact of our recent restructuring and changes in management. We may seek to re-file our application for a second license within six months. There is no assurance that, if filed, the SBA will grant the additional license.

As of September 30, 2011 and December 31, 2010, we had $185.8 million and $144.9 million, respectively, of investments in our SBIC and we had $10.1 million and $29.4 million, respectively, of restricted cash to be used for additional investments in our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of September 30, 2011, the SBIC had $108.6 million of borrowings outstanding summarized in the following table:

	Amount Outstanding				Treasury Rate at Pooling Date	Spread in basis points
(dollars in thousands)	September 30, 2011	December 31, 2010	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	12,000	5.34%	Fixed	2.81%	253
2009-10B	13,000	13,000	4.95%	Fixed	3.44%	151
2010-10B	27,500	27,500	3.93%	Fixed	2.56%	137
2011-10A	8,500	8,500	4.80%	Fixed	3.50%	130
2011-10A	45,000	45,000	4.80%	Fixed	3.50%	130

Total	$108,600	$108,600	4.63%		3.14%	149

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

The following table summarizes our distributions per share declared since January 1, 2010.

Date Declared	Record Date	Payment Date	Amount
October 31, 2011	December 15, 2011	January 13, 2012	$0.17
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11

NOTE 7—SHARE-BASED COMPENSATION

EMPLOYEE SHARE-BASED COMPENSATION

Third Amended and Restated 2006 Employee Restricted Stock Plan

From time to time, we award shares of restricted common stock to employees under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, which our stockholders initially approved in June 2006. In May 2010, our stockholders approved an amendment to the 2006 Plan increasing the number of shares we may award from 3,500,000 to 6,050,000 shares. Shares of restricted common stock awarded under the 2006 Plan may be subject to the employees’ meeting service or performance conditions specified at the time of award. The award date is the date on which the shares are awarded by the Compensation Committee or our board of directors, while the fair value of the respective stock award is based on the closing price of our common stock on the NASDAQ Global Select Market on the award date. We amortize restricted stock awards on a straight-line basis over the requisite service period and report this expense as amortization of employee restricted stock awards on our Consolidated Statements of Operations.

During the nine months ended September 30, 2011, we issued 726,250 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $6.16. These awards included 114,750 of shares of restricted stock issued under the MCG Capital Corporation 2011 Retention Program, or the Retention Program. The forfeiture provisions for 50% of the shares of restricted stock issued under the Retention Program will lapse on each of March 31, 2012 and September 30, 2012. For additional information about the Retention Program, see Note 11—Corporate Restructuring and 2011 Retention Program. The awards made during the nine months ended September 30, 2011, under the 2006 Plan also included 86,500 shares of restricted stock awarded under the Long-Term Incentive Plan (discussed in more detail below). In addition to shares awarded under the Retention Program and the Long-Term Incentive Plan, during the nine months ended September 30, 2011, we also awarded 525,000 shares of restricted stock under the 2006 Plan to employees that will vest ratably over four years. During the nine months ended September 30, 2010, we issued 216,250 shares of restricted stock under the 2006 plan, at weighted-average fair value of $2.12 per share. All shares that we awarded during the nine months ended September 30, 2010 were awarded under the Long-Term Incentive Plan, which is discussed in more detail below.

During the nine months ended September 30, 2011 and 2010, we recognized $1.4 million and $3.4 million, respectively, of compensation expense related to share-based compensation awards. In addition, during the nine months ended September 30, 2011, we recognized $0.4 million of amortization of restricted stock awards as restructuring expense. As of September 30, 2011, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. We record dividends paid on shares of restricted common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on shares of restricted common stock for which forfeiture provisions are not expected to lapse to compensation expense. No dividends paid during either the nine months ended September 30, 2011 or 2010 were recorded as compensation expense. As of September 30, 2011, we had $3.0 million of unrecognized compensation cost related to restricted common stock awarded to employees. We will recognize these costs over the remaining weighted-average requisite service period of 2.6 years.

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

The following table summarizes the price thresholds, the cumulative percentage, number of shares and cash bonus associated with each stock price threshold set forth in the LTIP. In addition, the following table summarizes the market thresholds that were achieved and the associated stock and cash awards through September 30, 2011.

	Market Thresholds, Shares and Cash Bonus Eligible for Award under Long-Term Incentive Plan			Date Market Thresholds Achieved and Shares and Dollar Amounts Awarded
	Potential Stock Awards		Aggregate Dollar Amount for Each Share Price threshold Achieved	Date Share Price Achieved	Number of Shares Awarded(a)	Dollar Amount Awarded(b)
Share Price	% of Award	Number of Shares
$3.00	25%	216,250	$—	October 2009	216,250	$—
$4.00	25%	216,250	—	October 2009	216,250	—
$5.00	25%	216,250	1,000,000	April 2010	216,250	1,000,000
$6.00	15%	129,750	996,000	November 2010	129,750	996,000
$7.00	10%	86,500	1,006,000	March 2011	86,500	1,006,000
$8.00 (c)	—%	—	2,209,000

	100%	865,000	$5,211,000		865,000	$3,002,000

(a)

As of September 30, 2011, we awarded 865,000 shares under the LTIP program, for which the forfeiture provision have lapsed on 807,500 shares. Assuming that the associated LTIP participants meet the continuing service requirements, the forfeiture provisions for 33,250 shares and 22,170 shares will lapse in November 2011 and February 2012, respectively.

(b)

As of September 30, 2011, we awarded $3,002,000 of cash awards under the plan, of which $2,001,000 was paid out upon achievement of the market threshold. Cash in the amount of $468,000 was paid to LTIP participants in 2011 after satisfaction of the participants’ service requirement. Assuming that the associated LTIP participants meet the continuing service requirements, $256,000 will be paid in November 2011 and $258,000 will be paid in February 2012.

(c)

We are under no obligation to pay the cash award for the $8.00 tranche. The Compensation Committee of our board of directors has the sole discretion for making such determination, regardless of whether the $8.00 share price has been achieved. Cash awards in the amount of $511,000 were forfeited by employees upon resignation/termination from the Company.

We account for the restricted stock awards as equity awards. As of the July 23, 2009 grant date for the LTIP, we estimated the fair value of these awards was $1.9 million, and we are amortizing this amount on a straight-line basis over the derived service period. During the nine months ended September 30, 2011, we recognized less than $0.1 million of compensation expense for these equity awards. During the nine months ended September 30, 2010, we recognized $0.5 million of compensation expense for these equity awards.

We account for the cash portion of the LTIP as liability awards. As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period. In total, during the nine months ended September 30, 2011, we reversed $0.3 million of previously recognized compensation expense for the cash awards under the LTIP and during the nine months ended September 30, 2010, we recognized $1.7 million of compensation expense for the cash awards under the LTIP. As of September 30, 2011, the fair value of the $8.00 tranche was less than $0.1 million. However the total fair value of this tranche could, vary from zero to $1.7 million over the term of the LTIP because we adjust the fair value of the LTIP awards each quarter.

Non-Employee Director Share-Based Compensation

During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award from 100,000 to 150,000 shares. During the nine months ended September 30, 2011 and 2010, we awarded 15,000 shares and 7,500 shares, respectively, of restricted common stock to non-employee directors. During each of the nine months ended September 30, 2011 and 2010, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of September 30, 2011, we had less than $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 2.0 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

The following table summarizes our restricted stock award activity during the nine months ended September 30, 2011:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2010	932,200	$3.92
Awarded	741,250	6.17
Forfeiture provision satisfied	(977,910)	3.98
Forfeited	(134,520)	6.88

Subject to forfeiture provisions as of September 30, 2011	561,020	$6.01

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

We use the asset and liability method to account for our Taxable Subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the nine months ended September 30, 2011, we accrued a $29,000 income tax provision, which was primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries. During the nine months ended September 30, 2010, we accrued a $1.9 million income tax provision of which $1.6 million was attributable to the sale of JetBroadband Holdings, LLC in July 2010 and the remainder was attributable primarily to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

Historically, we have declared dividends that were paid the following quarter. From December 2001 through September 30, 2011, we declared distributions per share of $12.64. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

The following table summarizes the distributions that we declared during 2011:

Date Declared	Record Date	Payable Date	Dividends per Share
October 31, 2011	December 15, 2011	January 13, 2012	$0.17
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15

If we determined the tax attributes of these distributions as of September 30, 2011, 26% would be from ordinary income and 74% would be a return of capital. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year, based upon our taxable income and distributions paid for the full year and will be reported to each stockholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

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

The following table summarizes the cost as well as the unrealized appreciation and depreciation for federal income tax purposes, as of September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Cost for federal income tax purposes	$996,300	$1,144,899

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	60,491	56,950
Book to tax differences	84,373	90,981

Gross unrealized appreciation—tax basis	144,864	147,931

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(296,965)	(293,940)
Book to tax differences	(31,162)	(37,981)

Gross unrealized depreciation—tax basis	(328,127)	(331,921)

Net unrealized depreciation—tax basis	(183,263)	(183,990)
Plus: Unrealized appreciation of fair value of other assets and liabilities (GAAP)	405	1,023

Gross realized depreciation
Book to tax differences	10,731	47,773

Net realized depreciation—tax basis	10,731	47,773

Total investments at fair value (GAAP)	$824,173	$1,009,705

The following table reconciles GAAP net loss to taxable income before deductions for distributions for the nine months ended September 30, 2011 and the year ended December 31, 2010:

(in thousands)	Nine months ended September 30, 2011	Year ended December 31, 2010
Net loss	$(44,142)	$(13,072)
Difference between book and tax losses on investments	48,950	(52,865)
Net change in unrealized (appreciation) depreciation on investments not taxable until realized	(516)	66,674
Capital losses in excess of capital gains	12,638	4,861
Timing difference related to deductibility of long-term incentive compensation	(6,085)	1,594
Taxable interest income on non-accrual loans(a)	(838)	14,857
Dividend income accrued for GAAP purposes that is not yet taxable	(5,840)	(7,368)
Distributions from taxable subsidiaries	1,828	3,529
Federal tax provision	29	1,801
Other, net	1,975	24

Taxable income before deductions for distributions	$7,999	$20,035

(a)

Results for the period ended September 30, 2011 reflect the reversal of interest we previously recognized on non-accrual loans of portfolio investments that we monetized. In accordance with the Internal Revenue Service’s Code, we are required to recognize as taxable interest income all interest that is owed to us by portfolio companies, including interest on those debt investments that are on non-accrual status for GAAP reporting purposes.

NOTE 9—(LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010
Numerator for basic and diluted (loss) earnings per share
Net (loss) earnings	$(25,109)	$(529)	$(44,142)	$4,676
Less: Dividends declared—common and restricted shares	(13,101)	(9,187)	(37,784)	(17,608)

Undistributed loss	(38,210)	(9,716)	(81,926)	(12,932)
Percentage allocated to common shares(a)	100.0%	100.0%	100.0%	98.5%

Undistributed earnings—common shares	(38,210)	(9,716)	(81,926)	(12,738)
Add: Dividends declared—common shares	13,101	9,187	37,784	17,344

Numerator for common shares outstanding excluding participating shares	(25,109)	(529)	(44,142)	4,606
Numerator for participating unvested shares only	—	—	—	70

Numerator for basic and diluted (loss) earnings per share—total	$(25,109)	$(529)	$(44,142)	$4,676

Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	76,404	75,486	76,173	75,347
Participating unvested shares(b)	—	—	—	1,122

Basic and diluted weighted-average common shares outstanding—total(b)	76,404	75,486	76,173	76,469

(Loss) earnings per share—basic and diluted
Excluding participating unvested shares	$(0.33)	$(0.01)	$(0.58)	$0.06
Including participating unvested shares	$(0.33)	$(0.01)	$(0.58)	$0.06

(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	76,404	75,486	76,173	75,347
Weighted-average restricted shares	—	—	—	1,122

Total basic and diluted weighted-average common shares	76,404	75,486	76,173	76,469

Percentage allocated to common shares	100.0%	100.0%	100.0%	98.5%

(b)

For the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011, we excluded 654; 1,071 and 813, respectively, weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of September 30, 2011 and December 31, 2010, we had $23.1 million and $32.3 million, respectively, of outstanding unused loan commitments. We estimate that as of September 30, 2011 and December 31, 2010, the fair value of these commitments was $0.1 million and $0.2 million, respectively, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of September 30, 2011 and December 31, 2010, we had no outstanding guarantees or standby letters of credit.

LEASE OBLIGATIONS

We lease our headquarters and certain other offices and equipment under non-cancelable operating and capital leases which expire through 2013. We have sublet certain of our offices to third parties. Certain facility leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. As of September 30, 2011, our obligation for the remaining terms of these leases was $3.1 million, of which $2.2 million will be payable during the twelve months ending September 30, 2012. These lease obligations are partially offset by $0.1 million of sublease income due over the remaining term of the subleases, nearly all of which is due during the twelve months ending September 30, 2012.

NOTE 11—CORPORATE RESTRUCTURING AND 2011 RETENTION PROGRAM

CORPORATE RESTRUCTURING

On August 1, 2011, our board of directors approved a plan, to reduce our workforce by 42%, including 22 current employees and 5 recent resignations. As of September 30, 2011, our headcount was 39 employees. Affected employees received severance pay, continuation of benefits and, for employees who had been awarded restricted stock, additional lapsing of restrictions associated with restricted stock awards. We have accounted for these costs in accordance with ASC 420-10—Exit or Disposal Cost Obligations.

During the nine-months ended September 30, 2011, we incurred $4.2 million of restructuring expenses, which we reported as a separate line item on our Consolidated Statements of Operations. The following table summarizes the restructuring charges recognized during the quarter ended September 30, 2011 related to our 2011 corporate restructuring:

(In thousands)	Three months ended September 30, 2011	Nine months ended September 30, 2011
Severance benefits
Amortization of restricted stock(a)	$431	$431
Cash severance obligations	3,632	3,696
Other restructuring costs(b)	46	47

Total restructuring charge	$4,109	$4,174

(a)

Represents share-based compensation expenses associated with the lapsing of forfeiture restrictions applicable to restricted stock awards for affected employees over their respective severance periods. In total, the forfeiture provisions with respect to 67,742 shares of restricted stock will lapse during the former employees’ respective severance periods.

(b)	Includes $11 for retirement of fixed assets associated with restructuring.

We include liabilities associated with our restructuring in Other Liabilities on our Consolidated Balance Sheet. The following table summarizes changes in the balance of our restructuring liabilities during the three and nine months ended September 2011:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
(in thousands)	Severance Benefits(a)	Other	Total	Severance Benefits(a)	Other	Total
Beginning balance (b)	$242	$71	$313	$178	$85	$263
Additions	3,611	35	3,646	3,675	35	3,710
Accretion	21	—	21	21	1	22
Cash payments	(449)	(42)	(491)	(449)	(57)	(506)

Ending balance	$3,425	$64	$3,489	$3,425	$64	$3,489

(a)	Includes the cost of severance and continuation of benefits.
(b)	The December 31, 2010 balance relates to liabilities carried forward from our August 2008 corporate restructuring.

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

Under the Retention Program, we awarded a cash bonus to eligible employees, representing a specified percentage of each eligible employee’s respective annual cash bonus target for the fiscal year ending December 31, 2011. We will pay the incentive bonus to eligible employees in two equal installments on each of March 31, 2012 and September 30, 2012, subject to continued employment with MCG. Certain employees also received shares of restricted common stock under the MCG Capital Corporation 2006 Employee Restricted Stock Plan, as amended, or the 2006 Plan. The forfeiture provisions with respect to 50% of the shares of restricted common stock subject to each retention stock award will lapse on each of March 31, 2012 and September 30, 2012.

NOTE 12—FINANCIAL HIGHLIGHTS

The following schedule summarizes our financial highlights for the nine months ended September 30, 2011 and 2010:

(in thousands, except per share amounts)	Nine months ended September 30,
	2011	2010
PER SHARE DATA

Net asset value at beginning of period(a)	$7.54	$8.06

Net (loss) income(b)
Net operating income before investment loss, (loss) gain on extinguishment of debt and income tax provision	0.40	0.38
Net change in unrealized appreciation (depreciation) on investments	—	(0.35)
Net realized (loss) gain on investments	(0.97)	0.02
(Loss) gain on extinguishment of debt	(0.01)	0.04
Income tax provision	—	(0.03)

Net (loss) income	(0.58)	0.06

Net decrease in net assets resulting from distributions	(0.49)	(0.23)

Net (decrease) increase in net assets relating to stock-based transactions
Issuance of shares of restricted common stock(c)	(0.05)	(0.02)
Net increase in stockholders’ equity from restricted stock amortization	0.02	0.05

Net (decrease) increase in net assets relating to share issuances	(0.03)	0.03

Net asset value at end of period(a)	$6.44	$7.92

MARKET PRICE PER SHARE
Beginning of period	$6.97	$4.32
End of period	$3.96	$5.84

TOTAL RETURN(d)	(36.59)%	37.73%

SHARES OF COMMON STOCK OUTSTANDING(d)
Weighted-average—basic and diluted	76,173	76,469
End of period	77,035	76,542

NET ASSETS
Average (annualized)	$549,377	$614,544
End of period	$496,481	$606,078

RATIOS (ANNUALIZED)
Operating expenses to average net assets	8.77%	8.14%
Net operating income to average net assets	7.35%	6.24%
General and administrative expense to average net assets	2.22%	1.91%
Return on average equity	(10.74)%	1.02%

(a)	Based on total number of shares outstanding.
(b)	Based on weighted-average number of shares outstanding.
(c)	Represents the effects of shares issued during the period and the lapsing of forfeiture provisions on restricted stock on earnings per share.
(d)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].

NOTE 13—SUBSEQUENT EVENTS

Effective October 31, 2011, or the Effective Date, Mr. Steven F. Tunney, Sr. resigned in order to pursue other interests and will no longer serve as Chief Executive Officer or President of the Company or as a member of our board of directors. In connection with Mr. Tunney’s departure, on the Effective Date, we entered in to a letter agreement, or Letter Agreement, with Mr. Tunney, which sets forth the terms of his separation from the Company in accordance with his pre-existing employment agreement. Under the terms of the Letter Agreement, Mr. Tunney’s resignation will be treated as a “termination without cause” for purposes of his employment agreement. Mr. Tunney will receive: (i) his accrued and unpaid base salary and paid time off and unreimbursed business expenses, in each case accrued through the Effective Date; (ii) full and immediate vesting and/or lapsing of forfeiture conditions of 67,135 shares of time-vesting restricted stock; (iii) his accrued balance under the Company’s tax-qualified savings plan and Supplemental Non-Qualified Retirement Plan; and (iv) immediate payout of $154,333.33 of long-term incentive cash awards. Mr. Tunney will also receive a severance amount of $2,244,600, representing an amount equal to two times the sum of his current base salary and his target annual bonus, payable in installments over the 24-month period following the Effective Date. We will also pay the employer’s portion of the insurance benefits for continuation of Mr. Tunney’s participation in our group medical, dental and hospitalization plans for a period following the Effective Date. In addition, we will reimburse Mr. Tunney’s attorney’s fees in connection with the negotiation of the Letter Agreement. Receipt of certain separation benefits is subject to Mr. Tunney’s execution and non-revocation of a release of claims against the Company and his continued compliance with certain non-competition and other obligations. During the quarter ending December 31, 2011, we will record a liability and recognize as a general and administrative expense of approximately $2.5 million for severance and other obligations payable under the terms of the Letter Agreement.

Also on October 31, 2011, our board of directors appointed Mr. Richard W. Neu, 55, the chairman of our board of directors, as the Chief Executive Officer of the Company, and B. Hagen Saville, 50, our Executive Vice President of Business Development and a member of our board of directors, as our President and Chief Operating Officer. Concurrently, Mr. Neu stepped down from each of the audit committee and nominating and corporate governance committee of our board of directors, but will continue to serve on the investment and valuation committee. As of the date of this report, new compensation and benefit arrangements with Mr. Neu and Mr. Saville have not been determined.

Our SunTrust Warehouse contains a provision that if either Steven F. Tunney or B. Hagen Saville ceases to be involved actively in the management of MCG and is not replaced by a person reasonably acceptable to SunTrust within 90 consecutive calendar days of such occurrence, we would be in default under such facility. Mr. Tunney resigned from MCG effective October 31, 2011 and Richard W. Neu was appointed as the Chief Executive Officer. If SunTrust does not accept Mr. Neu as a reasonably acceptable replacement or if we lose the services of Mr. Saville and are unable to identify and hire a suitably qualified replacement, it could provide SunTrust with the right to accelerate the termination date of that facility and entitle the administrative agent thereunder to exercise available remedies, including selling the collateral securing this facility and applying the proceeds to reduce outstanding borrowings thereunder.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MCG Capital Corporation

We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of September 30, 2011, and the related consolidated statements of operations, for the three- and nine- month periods ended September 30, 2011 and 2010, and the consolidated statements of changes in net assets, cash flows and financial highlights for the nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of MCG Capital Corporation’s management.

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

/s/ ERNST & YOUNG LLP

McLean, Virginia

November 3, 2011

Selected Financial Data

The following table summarizes key financial data for MCG Capital Corporation for the three and nine months ended September 30, 2011 and 2010. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
INCOME STATEMENT DATA
Revenue	$20,710	$22,571	$66,221	$66,085
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	5,953	11,400	30,194	28,689
Net investment loss before income tax provision	(31,052)	(9,800)	(73,444)	(25,130)
Distributable net operating income (“DNOI”)(a)	6,732	12,413	32,003	32,052
Net (loss) income	(25,109)	(529)	(44,142)	4,676

PER COMMON SHARE DATA
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision per common share—basic and diluted	$0.08	$0.15	$0.40	$0.38
DNOI per weighted-average common share—basic and diluted(a)	$0.09	$0.16	$0.42	$0.42
(Loss) earnings per weighted-average common share—basic and diluted	$(0.33)	$(0.01)	$(0.58)	$0.06
Cash dividends declared per common share	$0.17	$0.12	$0.49	$0.23

SELECTED PERIOD-END BALANCES
Investment portfolio balances
Fair value	$824,173	$924,253
Cost	1,060,243	1,120,171
Total assets	1,009,009	1,136,665
Borrowings	490,019	508,899
Total stockholders’ equity	496,481	606,078
Net asset value per common share outstanding(c)	$6.44	$7.92

OTHER PERIOD-END DATA
Average size of investment
Fair value	$13,293	$14,907
Cost	17,101	18,067
Number of portfolio companies	62	62
Number of employees	39	66

RECONCILIATION OF DNOI TO NET OPERATING INCOME BEFORE INVESTMENT LOSS, (LOSS) GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION
Net operating income before investment loss, (loss) gain on extinguishment of debt and income tax provision	$5,953	$11,400	$30,194	$28,689
Amortization of employee restricted stock awards(b)	779	1,013	1,809	3,363

DNOI(a)	$6,732	$12,413	$32,003	$32,052

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	76,404	75,486	76,173	76,469
NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD-END	77,035	76,542	77,035	76,542

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

(b) Results for the three and nine months ended September 30, 2011, include $431 of amortization of employee restricted stock awards associated with our corporate restructuring. These amortization expenses are included in restructuring expense on our Consolidated Statements of Operations. See Note 11—Corporate Restructuring and 2011 Retention Program to our Condensed Consolidated Financial Statements.

(c) Based on common shares outstanding at period-end.

The following table summarizes key financial data for MCG Capital Corporation for the three months ended September 30, 2011 and 2010. You should refer to this data when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited Condensed Consolidated Financial Statements and notes thereto.

	September 30,
(in thousands, except per share amounts)	2011	2010

PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$535,247	$437,709
Subordinated debt
Secured	124,203	187,918
Unsecured	14,411	12,241

Total debt investments	673,861	637,868

Equity investments
Preferred equity	116,310	244,864
Common equity/equivalents	34,002	41,521

Total equity investments	150,312	286,385

Total portfolio	$824,173	$924,253

Percentage of total portfolio
Debt investments
Senior secured debt	64.9%	47.4%
Subordinated debt
Secured	15.1	20.3
Unsecured	1.8	1.3

Total debt investments	81.8	69.0

Equity investments
Preferred equity	14.1	26.5
Common equity/equivalents	4.1	4.5

Total equity investments	18.2	31.0

Total portfolio	100.0%	100.0%

YIELD ON AVERAGE LOAN PORTFOLIO AT FAIR VALUE
Average 90-Day LIBOR	0.3%	0.4%
Spread to average LIBOR on average loan portfolio	10.8	12.4
Impact of fee accelerations of unearned fees on paid/restructured loans	0.6	0.2
Impact of non-accrual loans	(0.8)	(1.0)

Total yield on average loan portfolio	10.9%	12.0%

COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
Percentage of loans with fixed interest rates	11.4%	30.7%
Percentage of loans with floating interest rates	88.6%	69.3%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	4.4%	4.3%
Loans greater than 90 days past due	1.6%	1.0%

PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	11.9%	18.3%
Loans greater than 90 days past due	3.2%	2.0%

WEIGHTED-AVERAGE PORTFOLIO COMPANY OPERATING METRICS(a)
Annual revenue(b)(c)	$324,924	$160,605
Annual EBITDA(b)(c)	33,423	29,873
Loan to value of non-broadly syndicated portfolio companies	59.8%	60.3%
Trailing twelve-month equity EBITDA multiple(b)(c)(d)	8.0x	7.6x
Forward twelve-month equity EBITDA multiple(b)(c)(d)	7.1x	7.4x
EBITDA to interest ratio(b)	3.8x	2.8x
Debt to EBITDA ratio on the debt portfolio(e)	4.8x	4.8x

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

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our expectations regarding the full use before expiration of certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments; our intentions regarding the use of independent valuation firms to provide additional support for our internal analyses; our expectations regarding a second SBIC license; our belief that our restructuring plan reflects our focus on originating high-yielding debt securities, aligns the size of our organization with our asset base and establishes an efficient framework that we believe is scalable with our assets; the aggregate charges associated with our corporate restructuring and the estimated savings related to such restructuring; our belief that our inability to access the equity and debt markets has impacted our growth; the sufficiency of liquidity to meet 2011 operating requirements, as well as new origination opportunities and potential dividend distributions; the reduction of investments in equity securities to no more than 10% to 20% of the fair value of our portfolio over the next few years; our expectations regarding the origination of higher-yielding investments that meet our risk and underwriting standards; the cause of unrealized losses; the performance of our current and former portfolio companies; our decision to make dividend distributions during 2011 based on the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio; the limitation of future investing activities principally to debt investments; our level of investments in control companies beyond those that are currently in our portfolio; the timing of, and our ability to, repurchase equity, additional debt securities and make stockholder distributions; our expectations regarding the repayment of outstanding debt; general market conditions; the state of the economy and the potential for future growth and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.

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

Currently, we use borrowings under Solutions Capital I L.P., our wholly owned subsidiary, licensed as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act, to fund unitranche, second lien and subordinated debt investments. Historically, we have also purchased rated syndicated private debt in larger companies through our on-balance sheet securitization trust—Commercial Loan Trust 2006-1. This securitized trust included a five-year reinvestment period, during which the trust was permitted to use principal collections received from repayments of the underlying collateral to purchase new collateral from us. The reinvestment period ended on July 20, 2011 and all future principal collections received will be used to repay the securitized debt. On October 20, 2011, the next payment date for this facility, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections) to repay a portion of this facility.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As a BDC we must meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a 200% asset coverage ratio of total net assets to total senior securities, which include most of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. If we satisfy these requirements, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as distributions, allowing us to substantially reduce or eliminate our corporate-level tax liability. From time to time, our wholly owned subsidiaries may execute transactions that trigger corporate-level tax liabilities. In such cases, we recognize a tax provision in the period when it becomes more likely than not that the taxable event will occur.

RECENT DEVELOPMENTS

OVERVIEW OF RESULTS OF OPERATIONS

There were a number of indicators of modest growth in the United States’ economy during the first nine months of 2011. However, certain leading and lagging indicators suggest near-term volatility and a slowdown of the United States’ economy. Our financial and operating results, including those of a number of our portfolio companies, continue to be affected by the stagnation of the economy.

During the three months ended September 30, 2011, we reported a net loss of $25.1 million, or $0.33 per diluted share, compared to a net loss of $0.5 million, or $0.01 per diluted share, during the three months ended September 30, 2010. This increase in net loss resulted primarily from a $21.3 million increase in net investment loss and a $5.4 million decrease in our net operating income, partially offset by a $1.7 million decrease in income tax provision.

Our net operating income during the three months ended September 30, 2011 was $6.0 million, or $0.08 per diluted share, compared to $11.4 million, or $0.15 per diluted share, during the three months ended September 30, 2010. This $5.4 million, or 47.8%, decrease in our operating income from the comparable period in 2010 reflects a $3.6 million, or 32.1%, increase in total operating expense and a decrease in total revenue by $1.9 million, or 8.2%. The increase in total operating expense resulted primarily from $4.1 million in restructuring expense and a $1.4 million, or 58.7%, increase in general and administrative expense due to higher professional fees related to portfolio litigation and other corporate initiatives, partially offset by a decrease in compensation expense by $1.5 million, or 33.2%, primarily due to a decrease in employee compensation and the timing of the recognition of certain stock-based compensation. In addition, interest expense decreased by $0.4 million, or 8.5%, due to a narrowing of the interest rate spread and a decrease in the average LIBOR from the third quarter of 2010 compared to the third quarter of 2011. The decrease in total revenue primarily resulted from a $2.4 million, or 12.2%, decrease in interest income reflecting a 161 basis-point decrease in our spread to LIBOR offset by increases in our loan fee income and advisory fee income.

During the quarter ended September 30, 2011, we recorded net investment losses of $31.1 million, which primarily resulted from a $24.7 million decrease in the fair value of our investment in Broadview Networks Holdings, Inc., or Broadview. Broadview is a publicly traded commercial local exchange carrier, or CLEC. We recorded $24.7 million of unrealized depreciation on our Broadview investment primarily to reflect, among other factors, continuing challenges in the bond market, a recent downgrade of Broadview’s corporate credit rating, delays by Broadview in refinancing its debt, as well as the near-term maturities of Broadview’s debt facilities. As of June 30, 2011, Broadview had $17.1 million of borrowings outstanding under its revolving credit facility, which becomes payable on February 23, 2012. In addition, as of June 30, 2011, Broadview had $301.4 million of outstanding senior secured notes, which will mature on September 1, 2012. If Broadview is unable to refinance these debt facilities by their respective maturity dates, the value of our portfolio investment in Broadview could decline by up to the remaining fair value at September 30, 2011, and we may be required to recognize additional unrealized depreciation on this investment. During the quarter ended September 30, 2011, we also recorded $5.6 million of unrealized depreciation on our investment in Jet Plastica Investors, LLC, or Jet Plastica, to reflect a decrease in the multiple that we use to value the company and in that company’s operating performance.

A more detailed discussion of our results of operations for the quarter ended September 30, 2011 begins on page 57.

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

As of September 30, 2011, we had $70.9 million of cash and cash equivalents and cash in restricted accounts that we could use to fund our new investments, operating requirements and dividend distributions. In addition, we had $99.4 million of cash in securitization accounts, including $13.1 million in our Commercial Loan Funding Trust which could be used to fund our new investments or make interest and principal payments on our securitized borrowings and $86.3 million in our Commercial Loan Trust 2006-1 that may only be used to make interest and principal payments on our securitized borrowings or distributions to MCG as in accordance with the indenture agreement. The reinvestment period for Commercial Loan Trust 2006-1 ended on July 20, 2011 and all subsequent principal collections received will be used to repay the securitized debt. On October 20, 2011, the next payment date for this facility, we used $80.2 million of securitized cash (primarily representing previous principal collections) to repay a portion of this facility.

In January 2011, the United States Small Business Administration, or SBA, increased its total commitment for potential borrowings from $130.0 million to $150.0 million. As of September 30, 2011, $108.6 million of SBA borrowings were outstanding. In addition, as of September 30, 2011, we had $41.4 million of funded borrowing capacity to originate new investments in our wholly owned subsidiary, Solutions Capital I, L.P., or Solutions Capital, subject to approval by the SBA. In January 2011, we also obtained a liquidity renewal from SunTrust Bank for our warehouse financing facility, or SunTrust Warehouse, and amended this facility to provide for a final legal maturity of January 2014.

In March 2011, we formed Solutions Capital II, L.P., and in May 2011, we submitted a license application to the SBA for a second SBIC license under Solutions Capital II, L.P. After discussions with the SBA, we elected to withdraw our application for a second license until the SBA has an opportunity to evaluate, among other things, the organizational impact of our recent restructuring and changes in management. We may seek to re-file our application for a second license within six months. There is no assurance that, if filed, the SBA will grant the additional license.

DEPARTURE AND APPOINTMENT OF CERTAIN OFFICERS

Effective October 31, 2011,or the Effective Date, Mr. Steven F. Tunney, Sr. resigned in order to pursue other interests and will no longer serve as Chief Executive Officer or President of the Company or as a member of our board of directors. In connection with Mr. Tunney’s departure, on the Effective Date, we entered in to a letter agreement, or Letter Agreement, with Mr. Tunney, which sets forth the terms of his separation from the Company in accordance with his pre-existing employment agreement. Under the terms of the Letter Agreement, Mr. Tunney’s resignation will be treated as a “termination without cause” for purposes of his employment agreement. Mr. Tunney will receive: (i) his accrued and unpaid base salary and paid time off and unreimbursed business expenses, in each case accrued through the Effective Date; (ii) full and immediate vesting and/or lapsing of forfeiture conditions of 67,135 shares of time-vesting restricted stock; (iii) his accrued balance under the Company’s tax-qualified savings plan and Supplemental Non-Qualified Retirement Plan; and (iv) immediate payout of $154,333.33 of long-term incentive cash awards. Mr. Tunney will also receive a severance amount of $2,244,600, representing an amount equal to two times the sum of his current base salary and his target annual bonus, payable in installments over the 24-month period following the Effective Date. We will also pay the employer’s portion of the insurance benefits for continuation of Mr. Tunney’s participation in our group medical, dental and hospitalization plans for a period following the Effective Date. In addition, we will reimburse

Mr. Tunney’s attorney’s fees in connection with the negotiation of the Letter Agreement. Receipt of certain separation benefits is subject to Mr. Tunney’s execution and non-revocation of a release of claims against us and his continued compliance with certain non-competition and other obligations. During the quarter ending December 31, 2011, we expect to record a liability and recognize as a general and administrative expense of approximately $2.5 million for severance and other obligations payable under the terms of Mr. Tunney’s Letter Agreement.

Also on October 31, 2011, our board of directors appointed Mr. Richard W. Neu, 55, the chairman of our board of directors, as the Chief Executive Officer of the Company, and B. Hagen Saville, 50, our Executive Vice President of Business Development and a member of our board of directors, as our President and Chief Operating Officer. Concurrently, Mr. Neu stepped down from each of the audit committee and nominating and corporate governance committee of our board of directors, but will continue to serve on the investment and valuation committee. As of the date of this report, new compensation and benefit arrangements with Mr. Neu and Mr. Saville have not been determined.

Our SunTrust Warehouse also contains a provision that if either Steven F. Tunney or B. Hagen Saville ceases to be involved actively in the management of MCG and is not replaced by a person reasonably acceptable to SunTrust within 90 consecutive calendar days of such occurrence, we would be in default under such facility. Mr. Tunney resigned from MCG effective October 31, 2011 and Richard W. Neu was appointed as the Chief Executive Officer. If SunTrust does not accept Mr. Neu as a reasonably acceptable replacement or if we lose the services of Mr. Saville and are unable to identify and hire a suitably qualified replacement, it could provide SunTrust with the right to accelerate the termination date of that facility and entitle the administrative agent thereunder to exercise available remedies, including selling the collateral securing this facility and applying the proceeds to reduce outstanding borrowings thereunder.

CORPORATE RESTRUCTURING

We are restructuring our business to simplify our organizational structure, refine operations and reduce annual operating expenses. On August 1, 2011, our board of directors approved a plan to reduce our workforce by 42%, including 22 current employees and 5 recent resignations. As of September 30, 2011, we had 39 employees, which we expect to decline to 37 employees after the corporate restructuring is completed. We believe this plan, which includes a cost reduction initiative, reflects our focus on originating high-yielding debt securities to the extent funds are available, aligns the size of our organization with our asset base and establishes an efficient framework that is scalable with our assets. The workforce reduction sizes the organization at a level appropriate for our expected near-term objectives. Affected employees are eligible to receive severance pay, continuation of benefits and, for employees who previously had been awarded restricted stock, additional lapsing of restrictions associated with restricted stock awards.

We estimate that the aggregate charges associated with the plan will total $4.3 million to $4.4 million. These estimated costs primarily reflect severance pay and related obligations. During the nine-months ended September 30, 2011, we incurred $4.2 million of restructuring expenses, which we reported as a separate line item on our Consolidated Statements of Operations. We expect we will incur approximately $115,000 to $120,000 of additional restructuring charges during the remainder of 2011. During 2012 and 2013, we expect to record restructuring charges of $65,000 and $14,000, respectively, which represent the accretion costs of severance benefits. We will account for these costs in accordance with ASC 420-10—Exit or Disposal Cost Obligations. We expect these actions, when combined with the closure of one of our offices and other planned reductions in our general and administrative expense will result in approximately $6.7 million to $7.0 million of expected savings through the five quarters ending December 31, 2012.

In addition to the reduction in our workforce, we will also close our Richmond, Virginia office, which houses certain of our accounting operations, prior to the December 2011 expiration of the lease for that office. We are also seeking to sublet a portion of our office in Arlington, Virginia. As of September 30, 2011, we continued to use the Richmond and Arlington offices and did not have a firm expectation if, or when, we would cease to use these offices. As a result, no restructuring charges have been reflected for either a sublease of a portion of our Arlington office or the closure of our Richmond office.

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

Under the Retention Program, we awarded a cash bonus to eligible employees, representing a specified percentage of each eligible employee’s respective annual cash bonus target for the fiscal year ending December 31, 2011. We will pay the incentive bonus to eligible employees in two equal installments on each of March 31, 2012 and September 30, 2012, subject to continued employment with MCG. Certain employees also received shares of restricted common stock under the MCG Capital Corporation 2006 Employee Restricted Stock Plan, as amended, or the 2006 Plan. The forfeiture provisions with respect to 50% of the shares of restricted common stock subject to each retention stock award will lapse on each of March 31, 2012 and September 30, 2012.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

As of September 30, 2011, the fair value of our investment portfolio was $824.2 million, which represents a $185.5 million, or 18.4%, decrease from the $1,009.7 million fair value as of December 31, 2010. The following sections describe the composition of our investment portfolio as of September 30, 2011 and describe key changes in our portfolio during the nine months ended September 30, 2011.

PORTFOLIO COMPOSITION

The following table summarizes the composition of our investment portfolio at fair value:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$535,247	64.9%	$555,667	55.0%
Subordinated debt
Secured	124,203	15.1	190,309	18.9
Unsecured	14,411	1.8	12,321	1.2

Total debt investments	673,861	81.8	758,297	75.1

Equity investments
Preferred equity	116,310	14.1	218,690	21.7
Common/common equivalents equity	34,002	4.1	32,718	3.2

Total equity investments	150,312	18.2	251,408	24.9

Total investments	$824,173	100.0%	$1,009,705	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 17.5%, a portion of which may be in the form of paid in kind interest. As of September 30, 2011, approximately 88.6% of the fair value of our loan portfolio had variable interest rates, based on a LIBOR benchmark or prime rate, and 11.4% of the fair value of our loan portfolio had fixed interest rates. As of September 30, 2011, approximately 76.8% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

The following table summarizes our investment portfolio by industry at fair value:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$86,703	10.5%	$76,358	7.6%
Business services	81,021	9.8	87,897	8.7
Manufacturing	79,959	9.7	54,178	5.4
Education	69,065	8.4	43,704	4.3
Communications	53,767	6.5	150,907	14.9
Plastic products	43,884	5.3	33,633	3.3
Cable	41,630	5.1	92,467	9.2
Technology	36,274	4.4	35,327	3.5
Information services	35,427	4.3	17,940	1.8
Logistics	34,260	4.2	28,036	2.8
Electronics	32,391	3.9	30,409	3.0
Broadcasting	31,521	3.8	53,996	5.3
Publishing	30,682	3.7	22,543	2.2
Food services	29,147	3.5	73,407	7.3
Insurance	24,637	3.0	24,993	2.5
Repair services	20,175	2.4	—	—
Auto parts	19,641	2.4	16,959	1.7
Entertainment	13,793	1.7	11,782	1.2
Home furnishings	13,400	1.6	17,151	1.7
Restaurants	9,893	1.2	11,150	1.1
Agriculture	9,539	1.2	8,418	0.8
Cosmetics	8,408	1.0	—	—
Consumer products	4,692	0.6	9,016	0.9
Other media	2,474	0.3	7,430	0.7
Diversified financial services	2,154	0.3	12,489	1.2
Leisure activities	—	—	32,216	3.2
Sporting goods	—	—	42,886	4.2
Other(a)	9,636	1.2	14,413	1.5

Total	$824,173	100.0%	$1,009,705	100.0%

(a)	No individual industry within this category exceeds 1%.

As of September 30, 2011, our ten largest portfolio companies represented approximately 39.5% of the total fair value of our investments. These ten companies accounted for 30.2% of our total revenue during the nine months ended September 30, 2011. In addition, we have concentrations in the healthcare, business services and communications industries.

During the nine months ended September 30, 2011, we had concentrations in certain industries, including the healthcare, business services and communications industries. The following table summarizes, our fair value and revenue concentrations in each of those industries:

	Investments at Fair Value				Revenue for the nine months ended
	September 30, 2011		December 31, 2010		September 30, 2011		September 30, 2010
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$86,703	10.5%	$76,358	7.6%	$8,287	12.5%	$8,586	13.0%
Business services	81,021	9.8	87,897	8.7	7,295	11.0	3,150	4.8
Communications(a)	53,767	6.5	150,907	14.9	2,379	3.6	2,781	4.2

(b)	Includes Broadview, which represented $29.2 million, or 3.5%, and $103.0 million, or 10.2%, of the fair value of our investment portfolio as of September 30, 2011 and December 31, 2010, respectively.

CHANGES IN INVESTMENT PORTFOLIO

During the nine months ended September 30, 2011, we completed $270.5 million of originations and advances, including $158.1 million of originations to 15 new portfolio companies and $112.4 million of originations and advances to existing portfolio companies, compared to $160.2 million of originations and advances during the nine months ended September 30, 2010. The following table summarizes our total portfolio investment activity during the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
(in thousands)	2011	2010
Beginning investment portfolio	$1,009,705	$986,346
Originations and advances	270,505	160,169
Gross payments, reductions and sales of securities	(368,937)	(196,965)
Net realized (loss) gain	(73,348)	1,988
Unrealized depreciation	(69,332)	(23,193)
Reversals of unrealized depreciation (appreciation)	69,231	(4,147)
Origination fees and amortization of unearned income	(13,651)	55

Ending investment portfolio	$824,173	$924,253

Originations and Advances

The following table shows our originations and advances during the nine months ended September 30, 2011 and 2010 by security type:

	Nine months ended September 30,
	2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$224,300	82.9%	$114,102	71.3%
Subordinated debt
Secured	31,368	11.6	28,374	17.7
Unsecured	1,884	0.7	13,165	8.2

Total debt investments	257,552	95.2	155,641	97.2

Equity investments
Preferred equity	12,444	4.6	4,527	2.8
Common/common equivalents equity	509	0.2	1	—

Total equity investments	12,953	4.8	4,528	2.8

Total originations and advances	$270,505	100.0%	$160,169	100.0%

The following table shows our significant originations and advances.

(in thousands)	Nine months ended September 30, 2011
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Education Management, Inc.	$25,000	$—	$—	$25,000
Industrial Safety Technologies, LLC	22,747	—	—	22,747
Qualawash Holdings, LLC	20,000	—	—	20,000
Jet Plastica Investors, LLC	12,000	4,250	995	17,245
NPS Holding, LLC	15,273	500	—	15,773
Virtual Radiologic Corp.	14,000	—	—	14,000
West World Media, LLC	11,250	—	28	11,278
Focus Brands, Inc.	11,000	—	—	11,000
Bentley Systems, Inc.	10,000	—	—	10,000
Sally Holdings, LLC	10,000	—	—	10,000
Data Based Systems International, Inc.	9,000	—	220	9,220
Capstone Logistics, LLC	—	8,260	201	8,461
BarBri, Inc.	7,000	—	—	7,000
Chase Doors Holdings, Inc.	—	6,652	—	6,652
Georgia-Pacific Corporation	6,300	—	—	6,300
Tank Intermediate Holding Corp.	6,000	—	—	6,000
Harron Communications, LP	6,000	—	—	6,000
Scotsman Industries, Inc.	5,500	—	—	5,500
Visant Corporation	5,125	—	—	5,125
Savvis Communications Corporation	4,993	—	—	4,993
Excelitas Technologies Corp.	3,990	—	—	3,990
Orbitel Holdings, LLC	3,775	—	—	3,775
GSDM Holdings, Corp.	2,754	—	373	3,127
Goodman Global, Inc.	3,000	—	—	3,000
ShowPlex Cinemas, Inc.	—	2,993	—	2,993
Stratford School Holdings, Inc.	—	2,500	—	2,500
Rural/Metro Operating Company, LLC	2,000	—	—	2,000
Service Champ, Inc.	—	1,693	191	1,884
Advanced Sleep Concepts, Inc.	—	1,450	247	1,697
The Gavilon Group, LLC	1,500	—	—	1,500
Miles Media Group, LLC	—	1,500	—	1,500
Intran Media, LLC	—	1,000	229	1,229
Restaurant Technologies, Inc.	—	—	1,141	1,141
Getty Images, Inc.	1,000	—	—	1,000
Other (< $1 million)	—	500	3,422	3,922
Total debt	219,207	31,298	7,047	257,552

Equity
Orbitel Holdings, LLC	3,000	—	348	3,348
NDSSI Holdings, LLC	2,000	—	—	2,000
Intra Media, LLC	1,250	—	—	1,250
RadioPharmacy Investors, LLC	—	—	1,199	1,199
Equity (< $1 million)	862	—	4,294	5,156

Total equity	7,112	—	5,841	12,953

Total originations and advances	$226,319	$31,298	$12,888	$270,505

Repayments, Sales and Other Reductions of Investment Portfolio

The following table shows our gross payments, reductions and sales of securities during the nine months ended September 30, 2011 and 2010 by security type:

	Nine months ended September 30,
	2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$224,375	60.8%	$63,481	32.2%
Subordinated debt
Secured	86,186	23.4	63,724	32.3
Unsecured	142	—	31,618	16.1

Total debt investments	310,703	84.2	158,823	80.6

Equity investments
Preferred equity	56,045	15.2	25,423	12.9
Common/common equivalents equity	2,189	0.6	12,719	6.5

Total equity investments	58,234	15.8	38,142	19.4

Total gross payments, reductions and sales of securities	$368,937	100.0%	$196,965	100.0%

During the nine months ended September 30, 2011 and 2010, our gross payments, reductions and sales of securities by transaction type included:

	Nine months ended September 30,
(in thousands)	2011	2010
Principal repayments, reductions and loan sales	$251,817	$110,998
Sale of equity investments	45,879	36,040
Scheduled principal amortization	38,764	30,302
Collection of accrued paid-in-kind interest and dividends	32,477	19,625

Total gross payments, reductions and sales of securities	$368,937	$196,965

As shown in the following table, during the nine months ended September 30, 2011, we monetized all, or part of, 28 portfolio investments with proceeds totaling $320.2 million:

	Nine months ended September 30, 2011
(in thousands)	Principal Repayments, Amortization, and Loan Sales	Sale of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
Avenue Broadband LLC	$12,864	$29,153	$9,182	$51,199
Restaurant Technologies, Inc.	35,701	1,879	8,182	45,762
Superior Industries Investors, LLC	19,333	13,528	8,903	41,764
Teleguam Holdings, LLC	20,000	—	—	20,000
Savvis Communications Corporation	14,947	—	—	14,947
Equibrand Holding Corporation	13,080	—	1,348	14,428
The Telx Group, Inc.	13,860	—	—	13,860
Maverick Healthcare Equity, LLC	12,500	—	888	13,388
Focus Brands, Inc.	10,909	—	—	10,909
Chase Doors Holdings, Inc.	10,206	—	—	10,206
Massage Envy, LLC	10,054	—	—	10,054
Interactive Data Corporation	9,950	—	—	9,950
Visant Corporation	6,983	—	—	6,983
Allen’s T.V Cable Service, Inc.	6,853	65	—	6,918
Provo Craft & Novelty, Inc.	6,704	—	—	6,704
Georgia-Pacific Corporation	6,283	—	—	6,283
Knology, Inc.	6,090	—	—	6,090
Rural/Metro Operating Company, LLC	5,985	—	—	5,985
Vox Communications Group Holdings, LLC	4,100	—	—	4,100
Excelitas Technologies Corporation	3,999	—	—	3,999
Wireco Worldgroup, Inc.	3,840	—	—	3,840
Empower IT Holdings, Inc.	3,387	—	—	3,387
The SI Organization, Inc.	3,000	—	—	3,000
Stratford School Holdings, Inc.	2,500	—	—	2,500
Active Brands International, Inc.	2,062	—	—	2,062
Getty Images, Inc.	1,015	—	—	1,015
Lambeau Telecom Company, LLC	612	—	1	613
Sunshine Media Delaware, LLC	—	228	—	228

Total monetizations	246,817	44,853	28,504	320,174
Other scheduled payments	43,764	1,026	3,973	48,763

Total gross payments, sales and other reductions of investment portfolio	$290,581	$45,879	$32,477	$368,937

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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of September 30, 2011 and December 31, 2010:

(dollars in thousands)	September 30, 2011			December 31, 2010
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$315,725	(a)	38.3%	$330,605	(a)	32.7%
2	298,957		36.3	370,694		36.7
3	173,391		21.0	173,447		17.2
4(b)	2,535		0.3	112,811		11.2
5(c)	33,565		4.1	22,148		2.2

Total	$824,173		100.0%	$1,009,705		100.0%

(a)	As of September 30, 2011 and December 31, 2010, Investment Rating “1” included $118.0 million and $112.2 million, respectively, of loans to companies in which we also hold equity securities.

(b)

During the nine months ended September 30, 2011, approximately $103.0 million of the reduction in Investment Rating 4 assets resulted from the reclassification of our investment in Broadview Networks Holdings, Inc. from Investment Rating 4 to Investment Rating 5.

(c)

Approximately $103.0 million of the increase in Investment Rating 5 assets resulted from the reclassification of our investment in Broadview Networks Holdings, Inc. from Investment Rating 4 to Investment Rating 5. This increase was partially offset by a $73.8 million decrease in the fair value of Broadview Networks Holdings, Inc. from December 31, 2010 to September 30, 2011.

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

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at cost, as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$23,461	3.18%	$10,388	1.18%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$23,461	3.18%	$10,388	1.18%

Loans on non-accrual status
0 to 90 days past due	$63,910	8.67%	$128,989	14.69%
Greater than 90 days past due	23,461	3.18	10,388	1.18

Total loans on non-accrual status	$87,371	11.85%	$139,377	15.87%

The following table summarizes loans on non-accrual status and loans greater than 90 days past due, at fair value, as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$10,714	1.59%	$6,157	0.81%
Not on non-accrual status	—	—	—	—

Total loans greater than 90 days past due	$10,714	1.59%	$6,157	0.81%

Loans on non-accrual status
0 to 90 days past due	$19,230	2.85%	$19,835	2.62%
Greater than 90 days past due	10,714	1.59	6,157	0.81

Total loans on non-accrual status	$29,944	4.44%	$25,992	3.43%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2010 through September 30, 2011:

	Nine months ended September 30, 2011
(In thousands)	Cost		Fair Value
Non-accrual loan balance as of December 31, 2010	$139,377		$25,992

Additional loans on non-accrual status—other media	9,247		4,235
Advances to companies on non-accrual status	9,543		9,543
Loans converted to equity	(5,904)		(5,904)
Payments received on loans on non-accrual status	(7,458)		(7,458)
Change in valuation of loans on non-accrual status	—		(256)
Reversal of previously recognized unrealized loss on non-accrual loans	—		61,226	(a)
Realized loss on non-accrual loans	(57,434	)(a)	(57,434	)(a)

Total change in non-accrual loans	(52,006)		3,952

Non-accrual loan balance as of September 30, 2011	$87,371		$29,944

(a)	Primarily reflects our sales of Active Brands International, Inc. and Vox Communications Group Holdings, LLC, as well as the write-off of our investment in Total Sleep Holdings, Inc. during the nine months ended September 30, 2011. Our investments in the debt issued by these portfolio companies were on non-accrual status as of December 31, 2010. Upon the sales and write-off of these investments, we reversed the previously unrealized depreciation and recorded realized losses.

Results of Operations

The following section compares our results of operations for the three months ended September 30, 2011 to the three months ended September 30, 2010.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following table summarizes the components of our net loss for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,		Variance
(dollars in thousands)	2011	2010	$	Percentage
Revenue
Interest and dividend income
Interest income	$17,128	$19,519	$(2,391)	(12.2)%
Dividend income	1,226	1,561	(335)	(21.5)
Loan fees	1,426	810	616	76.0

Total interest and dividend income	19,780	21,890	(2,110)	(9.6)
Advisory fees and other income	930	681	249	36.6

Total revenue	20,710	22,571	(1,861)	(8.2)

Operating expense
Interest expense	3,960	4,326	(366)	(8.5)
Employee compensation
Salaries and benefits	2,683	3,527	(844)	(23.9)
Amortization of employee restricted stock awards	348	1,013	(665)	(65.6)

Total employee compensation	3,031	4,540	(1,509)	(33.2)

General and administrative expense	3,657	2,305	1,352	58.7
Restructuring expense	4,109	—	4,109	NM

Total operating expense	14,757	11,171	3,586	32.1

Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	5,953	11,400	(5,447)	(47.8)

Net investment loss before income tax provision	(31,052)	(9,800)	(21,252)	216.9

Loss on extinguishment of debt before income tax provision	—	(449)	449	(100.0)

Income tax provision	10	1,680	(1,670)	(99.4)

Net loss	$(25,109)	$(529)	$(24,580)	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the three months ended September 30, 2011, our total revenue was $20.7 million, which represents a $1.9 million, or 8.2%, decrease from the three months ended September 30, 2010. This decrease resulted from a $2.4 million, or 12.2%, decrease in interest income and a $0.3 million, or 21.5%, decrease in dividend income, which was partially offset by a $0.6 million, or 76.0%, increase in loan fees and a $0.2 million, or 36.6%, increase in advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended September 30, 2011 from the three months ended September 30, 2010.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended September 30, 2011, the total yield on our average debt portfolio at fair value was 10.9% compared to 12.0% during the three months ended September 30, 2010. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011	2010
Average 90-day LIBOR	0.3%	0.4%
Spread to average LIBOR on average loan portfolio	10.8	12.4
Impact of fee accelerations of unearned fees on paid/restructured loans	0.6	0.2
Impact of non-accrual loans	(0.8)	(1.0)

Total yield on average loan portfolio	10.9%	12.0%

During the three months ended September 30, 2011, interest income was $17.1 million, compared to $19.5 million during the three months ended September 30, 2010, which represented a $2.4 million, or 12.2%, decrease. This decrease reflected a $2.6 million decrease in interest income resulting from a 161 basis-point decrease in our spread to LIBOR and a $0.2 million decrease related to the change in LIBOR. These decreases were partially offset by a $0.4 million increase in interest income resulting from the impact of interest rate floors.

PIK Income

Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. PIK may be prepaid by either contract or the portfolio company’s choice, but generally is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended September 30, 2011 and 2010, at cost:

	Three months ended September 30,
(in thousands)	2011	2010
Beginning PIK loan balance	$15,279	$35,862
PIK interest earned during the period	2,365	3,021
Interest receivable converted to PIK	230	3,083
Payments received on PIK loans	(2,366)	(12,704)

Ending PIK loan balance	$15,508	$29,262

As of September 30, 2011 and 2010, we were not accruing interest on $6.2 million and $7.9 million, respectively, of the PIK loans, at cost, shown in the preceding table. The payments received on PIK loans during the three months ended September 30, 2011, include $1.7 million collected in conjunction with the partial repayment of our investment in Sagamore Hill Broadcasting, LLC, as well as PIK collected from seven other portfolio investments.

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

The following table summarizes our dividend activity, at cost, for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
(in thousands)	2011	2010
Beginning accrued dividend balance	$83,541	$90,386
Dividend income earned during the period	1,226	1,561
Dividend collections	(301)	(1,147)
Realized loss	(92)	(936)

Ending accrued dividend balance	$84,374	$89,864

During the three months ended September 30, 2011, our dividend income was $1.2 million, which represented a $0.3 million, or 21.5%, decrease from the three months ended September 30, 2010. The decrease in dividend income resulted from a $0.9 million decrease as a result of the sale of four dividend-producing investments and a $0.4 million decrease because the fair value of two existing portfolio companies was not sufficient to support the accretion of dividends. Dividend income increased $1.0 million primarily because the fair value of six existing portfolio companies improved sufficiently to support the accretion of dividends.

LOAN FEES

Loan fees include origination fees on loans that we defer and amortize into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. Because the repayments and restructurings may vary from period to period, the level of loan origination fees included in interest income may also vary. During the three months ended September 30, 2011, our loan fees increased $0.6 million, or 76.0%, compared to the same period in 2010 due to higher repayments in the third quarter of 2011.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended September 30, 2011, we earned $0.9 million of advisory fees and other income, which represented a $0.2 million, or 36.6%, increase from the three months ended September 30, 2010. This increase was attributable primarily to advisory fees earned in conjunction with the origination of four investments during the three months ended September 30, 2011 compared with two new investments during the three months ended September 30, 2010.

TOTAL OPERATING EXPENSE

Total operating expense includes interest, employee compensation, general and administrative expense, and restructuring expense. During the three months ended September 30, 2011, we incurred $14.8 million of operating expense, representing a $3.6 million, or 32.1%, increase from the same quarter in the prior year. This increase was primarily the result of $4.1 million of expenses related to our corporate restructuring that were incurred during the quarter ended September 30, 2011 and a $1.4 million increase in general and administrative expense from the three months ended September 30, 2010. These increases were partially offset by a $1.5 million decrease in employee compensation expense and a $0.4 million decrease in interest expense. The reasons for these variances are discussed in more detail below. See Recent Developments for a discussion of our corporate restructuring and retention programs and the impact that we estimate that the implementation of these programs will have on our future operating expense.

INTEREST EXPENSE

During the three months ended September 30, 2011, we incurred $4.0 million of interest expense, which represented a $0.4 million, or 8.5%, decrease from the same period in 2010. A narrowing of the interest rate spread from 2.31% during the three months ended September 30, 2010 to 2.12% during the three months ended September 30, 2011 caused interest expense to decrease by $0.3 million. In addition, a reduction in average LIBOR from 0.39% in the third quarter of 2010 to 0.30% in the third quarter of 2011 reduced interest expense by $0.1 million, and a decrease in average borrowing balance in the third quarter of 2011 from the third quarter of 2010 further reduced interest expense by $0.2 million. These decreases were offset by a $0.2 million increase in our amortization of debt issuance costs.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended September 30, 2011, our employee compensation expense was $3.0 million, which represented a $1.5 million, or 33.2%, decrease from the same period in 2010. Our salaries and benefits decreased by $0.8 million, or 23.9%, primarily due to a $0.3 million decrease in salaries, a $0.3 million decrease in incentive compensation, and a $0.2 million decrease in payroll taxes and benefits, which primarily resulted from a 42% reduction in our workforce that occurred as part of our corporate restructuring that we implemented during the three months ended September 30, 2011. See Recent Developments for a discussion of our corporate restructuring and retention programs and the impact that we estimate that the implementation of these programs will have on our future employee compensation expense.

During the three months ended September 30, 2011, we recognized $0.3 million of compensation expense related to restricted stock awards, compared to $1.0 million for the three months ended September 30, 2010, which represented a $0.7 million, or 65.6%, decrease. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in amortization of employee restricted stock. This lapsing of forfeiture provisions more than offset the amortization of restricted stock awarded during the three months ended September 30, 2011.

GENERAL AND ADMINISTRATIVE

During the three months ended September 30, 2011, general and administrative expense was $3.7 million, which represented a $1.4 million, or 58.7%, increase from the same period in 2010. This increase was primarily the result of professional fees paid for portfolio related litigation and other corporate initiatives undertaken during the third quarter of 2011. See Recent Developments for a discussion of our corporate restructuring and retention programs and the impact that we estimate that the implementation of these programs will have on our future general and administrative expenses.

RESTRUCTURING

During the nine months ended September 30, 2011, we incurred $4.1 million of restructuring expense, related to the corporate restructuring approved by our board of directors on August 1, 2011. Virtually all of these expenses represent severance-related obligations to our former employees. We anticipate that during the quarter ending December 2011, we will incur approximately $115,000 to $120,000 of additional restructuring expenses related to the closure of our Richmond office by December 31, 2011. During the twelve months ending December 31, 2012 and 2013, we expect to record restructuring charges of $65,000 and $14,000, respectively, which represent the accretion costs associated with the severance benefits for employees. See Recent Developments for a discussion of our corporate restructuring and the impact that we estimate that the implementation of the restructuring will have on our future expenses.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, LOSS ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION

Net operating income before net investment loss, loss on extinguishment of debt and income tax provision for the three months ended September 30, 2011 totaled $6.0 million, compared with $11.4 million for the three months ended September 30, 2010. This decrease was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

Distributable net operating income, or DNOI, is net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision, as determined in accordance with accounting principles generally accepted in the United States, or GAAP, adjusted for amortization of employee restricted stock awards. We view DNOI and the related per share measures as useful and appropriate supplements to net operating income, net (loss) income, earnings (loss) per share and cash flows from operating activities. These measures serve as an additional measure of MCG’s operating performance exclusive of employee restricted stock amortization, which represents an expense of the company, but does not require settlement in cash. DNOI does include PIK interest and dividend income, which generally are not payable in cash on a regular basis, but rather at investment maturity or when declared. DNOI should not be considered as an alternative to net operating income, net income (loss), earnings (loss) per share or cash flows from operating activities (each computed in accordance with GAAP). Instead, DNOI should be reviewed in connection with net operating income, net income (loss), earnings (loss) per share and cash flows from operating activities in MCG’s consolidated financial statements, to help analyze how MCG’s business is performing.

During the three months ended September 30, 2011, DNOI was $6.7 million, or $0.09 per share, compared to $12.4 million, or $0.16 per share for the three months ended September 30, 2010. The following table shows a reconciliation of our reported net operating income before net investment loss, loss on extinguishment of debt and income tax provision to DNOI for the quarters ended September 30, 2011 and 2010:

	Three months ended September 30,
(in thousands, except per share data)	2011	2010
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	$5,953	$11,400
Amortization of employee restricted stock awards(a)	779	1,013

DNOI	$6,732	$12,413

Per common share data (basic and diluted)
Weighted-average common shares outstanding	76,404	75,486
Loss per common share	$(0.33)	$(0.01)
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision per common share	$0.08	$0.15
DNOI per common share	$0.09	$0.16

(a)

Results for the three months ended September 30, 2011, include $431 of amortization of employee restricted stock awards associated with our corporate restructuring. These amortization expenses are included in restructuring expense on our Consolidated Statements of Operations. See Recent Developments for a discussion of our corporate restructuring and the impact that we estimate that the implementation of the restructuring will have on our future expenses.

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION

During the three months ended September 30, 2011, we incurred $31.1 million of net investment losses before income tax provision, compared to $9.8 million of net investment losses during the same period in 2010. These amounts represent the total of net realized gains and losses, net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized gain and loss on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended September 30, 2011:

(in thousands)		Three months ended September 30, 2011
Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain

Broadview Networks Holdings, Inc.	Communications	Control	$—	$(24,697)	$—	$(24,697)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(5,637)	—	(5,637)
Intran Media, LLC	Other Media	Control	—	(1,959)	—	(1,959)
Total Sleep Holdings, Inc.	Healthcare	Control	(38,081)	—	38,054	(27)
Stratford School Holdings, Inc.	Education	Affiliate	—	2,217	—	2,217
GSDM Holdings, Corp.	Healthcare	Non-Affiliate	—	1,857	—	1,857
NDSSI Holdings, LLC	Electronics	Non-Affiliate	—	1,277	—	1,277
Other (< $1 million net gain (loss))			254	(3,685)	(652)	(4,083)

Total			$(37,827)	$(30,627)	$37,402	$(31,052)

The following bulleted items summarize the reasons for significant changes in realized and unrealized (loss) and gain on investments and changes in unrealized appreciation depreciation on investment for the three months ended September 30, 2011:

•

We recorded $24.7 million of unrealized depreciation on our Broadview investment primarily to reflect, among other factors, continuing challenges in the bond market, a recent downgrade of Broadview’s corporate credit rating, delays by Broadview in refinancing its debt, as well as the near-term maturities of Broadview’s debt facilities. As of June 30, 2011, Broadview had $17.1 million of borrowings outstanding under its revolving credit facility, which becomes payable on February 23, 2012. In addition, as of June 30, 2011, Broadview had $301.4 million of outstanding senior secured notes, which will mature on September 1, 2012. The fair value of Broadview, which we used as the foundation for determining the fair value our investment in Broadview, is consistent with an independent third-party valuation. If Broadview is unable to refinance these debt facilities by their respective maturity dates, the value of our portfolio investment in Broadview could decline by up to the remaining fair value at September 30, 2011, and we may be required to recognize additional unrealized depreciation on this investment.

•	We recorded $5.6 million of unrealized depreciation on our investment in Jet Plastica, to reflect a decrease in that company’s operating performance and the multiple that we use to value the company.

•

We also wrote off our remaining investment in Total Sleep Holdings, Inc., or Total Sleep, during the quarter ended September 30, 2011, which resulted in the reversal of $38.1 million of previously unrealized depreciation and the realization of a $38.1 million loss.

•

The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.

The following table summarizes our realized gain and (loss) on our investments and changes in unrealized appreciation and depreciation on our investments during the three months ended September 30, 2010:

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

During the quarter ended September 30, 2010, we received proceeds from the sales of MCI Holdings LLC and Quantum Medical Holdings, LLC, for approximately the fair value of those investments reported as of June 30, 2010. During the quarter ended September 30, 2010, we also sold our remaining investment in JetBroadband Holdings, LLC. As a result of this sale, we reversed $1.4 million of previously unrealized depreciation and realized a $3.9 million loss, including $2.5 million of transaction costs that we recorded at the time of sale. During the quarter ended September 30, 2010, we received a payment of $200,000, as our portion of the liquidation of Home Interiors & Gifts, Inc., which resulted in a net gain of $178,000. During the quarter ended September 30, 2010, we recorded unrealized depreciation primarily related to Active Brands, Jet Plastica and PremierGarage Holdings LLC, or PremierGarage. The decreases in the fair value of Active Brands, Jet Plastica and PremierGarage were attributable to a decrease in the performance of those companies, as well as reductions in valuation multiples. The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.

GAIN ON EXTINGUISHMENT OF DEBT

We incurred a $0.4 million premium when we repurchased $22.4 million of our private placement notes during the third quarter of 2010. This premium represents 102% of the principal amount required to be purchased with monetization proceeds by our agreement with the holders of these unsecured notes.

INCOME TAX PROVISION

During the three months ended September 30, 2011, we incurred a $10,000 income tax provision compared to a $1.7 million income tax provision during the three months ended September 30, 2010. Approximately $1.6 million of the income tax expense accrued for the three months ended September 30, 2010 was attributable to the sale of JetBroadband in July 2010. The income tax expense for the three months ended September 30, 2011, and the remaining tax expense for the three months ended September 30, 2010 were primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

NET LOSS

During the three months ended September 30, 2011, we recorded a net loss of $25.1 million, compared to a net loss of $0.5 million during the three months ended September 30, 2010. This change is attributable to the items discussed above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following table summarizes the components of our net (loss) income for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,		Variance
(dollars in thousands)	2011	2010	$	Percentage
Revenue
Interest and dividend income
Interest income	$54,439	$58,166	$(3,727)	(6.4)%
Dividend income	5,840	4,384	1,456	33.2
Loan fees	3,125	2,104	1,021	48.5

Total interest and dividend income	63,404	64,654	(1,250)	(1.9)
Advisory fees and other income	2,817	1,431	1,386	96.9

Total revenue	66,221	66,085	136	0.2

Operating expense
Interest expense	11,778	13,182	(1,404)	(10.7)
Employee compensation
Salaries and benefits	9,567	12,065	(2,498)	(20.7)
Amortization of employee restricted stock awards	1,378	3,363	(1,985)	(59.0)

Total employee compensation	10,945	15,428	(4,483)	(29.1)

General and administrative expense	9,130	8,785	345	3.9
Restructuring expense	4,174	1	4,173	NM

Total operating expense	36,027	37,396	(1,369)	(3.7)

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision	30,194	28,689	1,505	5.2

Net investment loss before income tax provision	(73,444)	(25,130)	(48,314)	192.3

(Loss) gain on extinguishment of debt before income tax provision	(863)	2,983	(3,846)	NM

Income tax provision	29	1,866	(1,837)	(98.4)

Net (loss) income	$(44,142)	$4,676	$(48,818)	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During the nine months ended September 30, 2011, our total revenue was $66.2 million, which represents a $0.1 million, or 0.2%, increase from the nine months ended September 30, 2010. This increase resulted from a $1.5 million, or 33.2%, increase in dividend income, a $1.3 million, or 96.9%, increase in advisory fees and other income and a $1.0 million, or 48.5%, increase in loan fees partially offset by a $3.7 million, or 6.4%, decrease in interest. The following sections describe the reasons for the variances in each major component of our revenue during the nine months ended September 30, 2011 from the nine months ended September 30, 2010.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the nine months ended September 30, 2011, the total yield on our average debt portfolio at fair value was 10.8% compared to 11.8% during the nine months ended September 30, 2010.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Average 90-day LIBOR	0.3%	0.4%
Spread to average LIBOR on average loan portfolio	10.8	12.2
Impact of fee accelerations of unearned fees on paid/restructured loans	0.3	0.1
Impact of non-accrual loans	(0.6)	(0.9)

Total yield on average loan portfolio	10.8%	11.8%

During the nine months ended September 30, 2011, interest income was $54.4 million, compared to $58.2 million during the nine months ended September 30, 2010, which represented a $3.7 million, or 6.4%, decrease. This decrease reflected a $5.3 million decrease in interest income resulting from a 140 basis-point decrease in our spread to LIBOR, a $0.8 million decrease resulting from the net impact of loans that were on non-accrual status during the nine months ended September 30, 2011 that were accruing interest during the nine months ended September 30, 2010 and a $0.3 million decrease related to the change in LIBOR. These decreases were partially offset by a $1.6 million increase resulting from a 4.3% rise in our average loan balance and a $1.1 million increase in interest income resulting from the impact of interest rate floors.

PIK Income

The following table shows the PIK-related activity for the nine months ended September 30, 2011 and 2010, at cost:

	Nine months ended September 30,
(in thousands)	2011	2010
Beginning PIK loan balance	$30,923	$33,436
PIK interest earned during the period	6,458	9,928
Interest receivable converted to PIK	590	3,420
Payments received from PIK loans	(20,410)	(17,522)
PIK converted to other securities	(876)	—
Realized loss	(1,177)	—

Ending PIK loan balance	$15,508	$29,262

The payments received from PIK loans during the nine months ended September 30, 2011, includes $8.2 million and $4.7 million of PIK collected in conjunction with the respective sales of our investments in Restaurant Technologies, Inc. and Avenue Broadband LLC, as well as $1.7 million collected in conjunction with the partial repayment of our investments in Sagamore Hill Broadcasting, LLC.

DIVIDEND INCOME

The following table summarizes our dividend activity, at cost, for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
(in thousands)	2011	2010
Beginning accrued dividend balance	$90,981	$88,898
Dividend income earned during the period	5,840	4,384
Dividend collections	(12,355)	(2,103)
Realized loss	(92)	(1,315)

Ending accrued dividend balance	$84,374	$89,864

During the nine months ended September 30, 2011, our dividend income was $5.8 million, which represented a $1.5 million, or 33.2%, increase from the nine months ended September 30, 2010. Dividend income increased $3.5 million primarily because the fair value of eight existing portfolio companies improved sufficiently to support the accretion of dividends partially offset by a $1.9 million decrease resulting from the sale of five dividend-producing investments. The sale of our equity investment in Avenue Broadband, LLC resulted in the collection of $6.8 million of dividends, and the sale of our equity investment in Superior Industries Investors, Inc. resulted in the collection of $4.2 million of dividends.

LOAN FEES

During the nine months ended September 30, 2011, our loan fees increased $1.0 million, or 48.5%, compared to the same period in 2010. This increase was primarily attributable to the acceleration of previously unamortized loan origination fees into loan income as a result of higher loan repayments during the nine months ended September 30, 2011 compared to the same period of 2010.

ADVISORY FEES AND OTHER INCOME

During the nine months ended September 30, 2011, we earned $2.8 million of advisory fees and other income, which represented a $1.4 million, or 96.9%, increase from the nine months ended September 30, 2010. Approximately $1.2 million of this increase was attributable to advisory fees earned in conjunction with the origination of eight investments during the nine months ended September 30, 2011, compared to four investments originated during the nine months ended September 30, 2010. The remainder of the increase was attributable primarily to higher prepayment penalty fees collected on six investments during the nine months ended September 30, 2011 compared with prepayment penalty fees collected on one investment during the nine months ended September 30, 2010.

TOTAL OPERATING EXPENSE

During the nine months ended September 30, 2011, we incurred $36.0 million of operating expense, representing a $1.4 million, or 3.7%, decrease from the same period in the prior year. This decrease was composed of a $4.5 million decrease in employee compensation expense and a $1.4 million decrease in interest expense offset by a $4.2 million increase in restructure expense and a $0.3 million increase in general and administrative expense. The reasons for these variances are discussed in more detail below. See Recent Developments for a discussion of our corporate restructuring and retention programs and the impact that we estimate that the implementation of these programs will have on our future operating expense.

INTEREST EXPENSE

During the nine months ended September 30, 2011, we incurred $11.8 million of interest expense, which represented a $1.4 million, or 10.7%, decrease from the same period in 2010. A narrowing of the interest rate spread from 2.39% during the nine months ended September 30, 2010 to 2.16% during the nine months ended September 30, 2011 caused interest expense to decrease by $0.9 million. Interest expense also decreased $0.3 million as a result of a reduction in average LIBOR from 0.36% in the nine months ended September 30, 2010 to 0.29% in the nine months ended September 30, 2011 and $0.2 million as a result of a reduction in average borrowing balance in the nine months ended September 30, 2011 from the nine months ended September 30, 2010.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the nine months ended September 30, 2011, our employee compensation expense was $10.9 million, which represented a $4.5 million, or 29.1%, decrease from the same period in 2010. Our salaries and benefits decreased by $2.5 million, or 20.7%, primarily due to a $2.1 million decrease in incentive compensation and a $0.3 million decrease in salaries, which primarily resulted from a 42% reduction in our workforce that occurred as part of the corporate restructuring that we implemented during the three months ended September 30, 2011. See Recent Developments for a discussion of our corporate restructuring and retention programs and the impact that we estimate that the implementation of these programs will have on our future employee compensation expense.

During the nine months ended September 30, 2011, we recognized $1.4 million of compensation expense related to restricted stock awards, compared to $3.4 million for the nine months ended September 30, 2010, which represented a $2.0 million, or 59.0%, decrease. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in amortization of employee restricted stock. Issuance of restricted stock under the 2009 Long-Term Incentive Plan, or LTIP, was contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the Compensation Committee of our board of directors. We achieved the final price threshold under which restricted stock could be issued during the nine months ended September 30, 2011, resulting in the issuance of 86,500 shares of restricted common stock and the award of $1.0 million to LTIP participants.

GENERAL AND ADMINISTRATIVE

During the nine months ended September 30, 2011, general and administrative expense was $9.1 million, which represented a $0.3 million, or 3.9%, increase from the same period in 2010. This increase was primarily the result of a $1.1 million increase in professional fees paid for portfolio-related litigation and other corporate initiatives in the third quarter of 2011 offset by $0.9 million of fees paid in the second quarter of 2010 related to the contested election of directors to our board of directors at our 2010 Annual Meeting. See Recent Developments for a discussion of our corporate restructuring and retention programs and the impact that we estimate that the implementation of these programs will have on our future general and administrative expenses.

RESTRUCTURING

During the nine months ended September 30, 2011, we incurred $4.2 million of restructuring expense, related to our corporate restructuring that was approved by our board of directors on August 1, 2011. Virtually all of these expenses represent severance-related obligations to our former employees. We anticipate that during the quarter ending December 2011, we will incur approximately $115,000 to $120,000 of additional restructuring expenses related to the closure of our Richmond office by December 31, 2011. During the twelve months ending December 31, 2012 and 2013, we expect that we will record restructuring charges of $65,000 and $14,000, respectively, which represent the accretion costs associated with the severance benefits. See Recent Developments for a discussion of our corporate restructuring and the impact that we estimate that the implementation of the restructuring will have on our future expenses.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, (LOSS) GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision for the nine months ended September 30, 2011 totaled $30.2 million, compared with $28.7 million for the nine months ended September 30, 2010. This increase was due to the items discussed above.

DISTRIBUTABLE NET OPERATING INCOME

During the nine months ended September 30, 2011, DNOI was $32.0 million, or $0.42 per share, compared to $32.1 million, or $0.42 per share for the nine months ended September 30, 2010. The following table shows a reconciliation of our reported net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision to DNOI for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
(in thousands, except per share data)	2011	2010
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision	$30,194	$28,689
Amortization of employee restricted stock awards(a)	1,809	3,363

DNOI	$32,003	$32,052

Per common share data (basic and diluted)
Weighted-average common shares outstanding	76,173	76,469
(Loss) earnings per common share	$(0.58)	$0.06
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision per common share	$0.40	$0.38
DNOI per common share	$0.42	$0.42

(a)

Results for the nine months ended September 30, 2011, include $431 of amortization of employee restricted stock awards associated with our corporate restructuring. These amortization expenses are included in restructuring expense on our Consolidated Statements of Operations. See Recent Developments for a discussion of our corporate restructuring and the impact that we estimate that the implementation of the restructuring will have on our future expenses.

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the nine months ended September 30, 2011:

(in thousands)		Nine months ended September 30, 2011
Portfolio Company	Industry	Type	Realized Gain/ (Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain

Broadview Networks Holdings, Inc.	Communications	Control	$—	$(73,815)	$—	$(73,815)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(6,911)	—	(6,911)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(5,381)	—	(5,381)
Intran Media, LLC	Other Media	Control	—	(6,487)	—	(6,487)
VOX Communications	Broadcasting	Non-Affiliate	(7,688)	—	5,645	(2,043)
Superior Industries Investors, Inc.	Sporting Goods	Control	988	—	(2,788)	(1,800)
Provo Craft & Novelty, Inc.	Leisure Activities	Non-Affiliate	(1,152)	(1,160)	1,151	(1,161)
G & L Investment Holdings, LLC	Insurance	Non-Affiliate	—	(1,116)	—	(1,116)
Avenue Broadband LLC	Cable	Control	11,977	(325)	(11,895)	(243)
Total Sleep Holdings, Inc.	Healthcare	Control	(38,081)	—	38,054	(27)
RadioPharmacy Investors, LLC	Healthcare	Control	—	8,029	—	8,029
GSDM Holdings, Corp.	Healthcare	Non-Affiliate	—	4,411	—	4,411
NPS Holding Group, LLC	Business Services	Control	—	3,921	—	3,921
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-Affiliate	—	2,252	—	2,252
Stratford School Holdings, Inc.	Education	Affiliate	—	1,867	—	1,867
Cruz Bay Publishing, Inc.	Publishing	Non-Affiliate	—	1,583	—	1,583
Restaurant Technologies, Inc.	Food Services	Non-Affiliate	1,527	1,429	(1,842)	1,114
GMC Television Broadcasting, LLC	Broadcasting	Control	(1,000)	730	1,000	730
Active Brands International, Inc.	Consumer Products	Non-Affiliate	(39,706)	—	39,829	123
Other (< $1 million net gain (loss))			(825)	1,448	887	1,510

Total			$(73,960)	$(69,525)	$70,041	$(73,444)

A summary of the reasons for significant changes in realized and unrealized (loss) and gain on investments and changes in unrealized appreciation and depreciation on investments for the nine months ended September 30, 2011 are summarized below.

•

During the nine months ended September 30, 2011, we recorded a $73.8 million decrease in the fair value of our investment in Broadview. On June 21, 2011, Broadview withdrew its tender offer for $300 million of its 11 3/8% Senior Secured Notes, due in 2012, following Broadview’s review of market conditions. As of June 30, 2011, Broadview had $17.1 million of borrowings outstanding under its revolving credit facility, which becomes payable on February 23, 2012. In addition, as of June 30, 2011, Broadview had $301.4 million of outstanding senior secured notes, which will mature on September 1, 2012. The $73.8 million decrease in fair value that we recorded during the nine months ended September 30, 2011, reflects, among other factors, the impact of continuing challenges in the bond market, a recent downgrade of Broadview’s corporate credit rating, continuing delays by Broadview in refinancing its debt, as well as the near-term maturities of its debt. The fair value of Broadview, which we used as the foundation for determining the fair value of our investment in Broadview, is consistent with an independent third-party valuation. If Broadview is unable to refinance these debt facilities by their respective maturity dates, the value of our portfolio investment in Broadview could decline by up to the remaining fair value at September 30, 2011, and we may be required to recognize additional unrealized depreciation on this investment.

•

We recorded $6.9 million of unrealized depreciation on our investment in Jet Plastica, to reflect a decrease in that company’s operating performance and the multiple that we use to value the company. In addition, we also recorded unrealized depreciation on our investment in Jet Plastica to reflect an incremental investment that we made in this investment in this portfolio company during the nine months ended September 30, 2011, that we subsequently wrote down to zero.

•

During the nine months ended September 30, 2011, we recorded $5.4 million of unrealized depreciation on our investment in PremierGarage and $6.5 million of unrealized depreciation on our investment in Intran Media, LLC, to reflect our portion of the estimated liquidation value of those companies.

•

We wrote off our remaining subordinated debt and equity investment in Total Sleep resulting in the reversal of $38.1 million of previously unrealized depreciation and the realization of a $38.1 million loss.

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

The following table summarizes our realized gain and (loss) on our investments and changes in unrealized appreciation and depreciation on our investments during the nine months ended September 30, 2010:

(in thousands)			Nine months ended September 30, 2010
Portfolio Company	Industry	Type	Realized (Loss)/ Gain	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain

Jet Plastica Investors, LLC	Plastic Products	Control	$—	$(24,737)	$—	$(24,737)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(16,703)	—	(16,703)
Broadview Network Holdings, Inc.	Communications	Control	—	(11,625)	—	(11,625)
JetBroadband Holdings, LLC	Cable	Control	(5,943)	(1,756)	3,418	(4,281)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(4,082)	—	(4,082)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(3,670)	—	(3,670)
Intran Media, LLC	Other Media	Control	—	(2,877)	—	(2,877)
Superior Industries Investors, LLC	Sporting Goods	Control	—	(1,332)	—	(1,332)
B&H Education, Inc.	Education	Non-affiliate	3,665	(72)	(3,642)	(49)
Avenue Broadband LLC	Cable	Control	—	10,288	—	10,288
GSDM Holdings, LLC	Healthcare	Non-affiliate	—	5,560	—	5,560
RadioPharmacy Investors, LLC	Healthcare	Control	—	4,577	—	4,577
Jenzabar, Inc.	Technology	Non-affiliate	—	3,950	—	3,950
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	—	3,610	—	3,610
MCI Holdings LLC	Healthcare	Non-affiliate	9,531	3,486	(9,663)	3,354
Coastal Holdings, LLC	Real Estate Investments	Non-Affiliate	—	1,791	—	1,791
Orbitel Holdings, LLC	Cable	Control	—	1,745	—	1,745
Stratford School Holdings, Inc.	Education	Affiliate	—	1,386	—	1,386
Sagamore Hill Broadcasting, LLC	Broadcasting	Non-affiliate	—	1,232	—	1,232
Quantum Medical Holdings, LLC	Laboratory Instruments	Non-affiliate	1,359	357	(1,074)	642
Home Interiors & Gifts, Inc.	Home Furnishings	Control	(3,467)	1	3,645	179
WebMediaBrands Inc.	Information Systems	Non-affiliate	(1,981)	—	1,984	3
Other (< $1 million net gain (loss))			(1,216)	5,900	1,225	5,909

Total			$1,948	$(22,971)	$(4,107)	$(25,130)

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

GAIN (LOSS) ON EXTINGUISHMENT OF DEBT

We incurred a $0.9 million premium when we repurchased $17.4 million of our private placement notes during the first nine months of 2011. In the first nine months of 2010, we repurchased $8.0 million of collateralized loan obligations for $4.4 million that previously had been issued by our Commercial Loan Trust 2006-1, which resulted in the recognition of a $3.6 million gain on extinguishment of debt, excluding the effect of the amortization of the acceleration of $0.1 million in deferred debt costs. Additionally, in the first nine months of 2010, we incurred a $0.5 million premium when we repurchased $25.3 million of our private placement notes. This premium represents 102% of the principal amount to be purchased with monetization proceeds as required by our agreement with the holders of these unsecured notes.

INCOME TAX PROVISION

During the nine months ended September 30, 2011, we incurred a $29,000 income tax provision compared to a $1.9 million income tax provision during the nine months ended September 30, 2010. Approximately $1.6 million of the income tax expense accrued for the nine months ended September 30, 2010 was attributable to the sale of JetBroadband in July 2010. The income tax expense for the nine months ended September 30, 2011, and the remaining tax expense for the nine months ended September 30, 2010 were primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

NET (LOSS) INCOME

During the nine months ended September 30, 2011, we recorded a $44.1 million net loss, compared to net income of $4.7 million during the nine months ended September 30, 2010. This change is attributable to the items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•

Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of September 30, 2011 and December 31, 2010, we had $53.9 million and $45.0 million, respectively, in cash and cash equivalents. As of September 30, 2011, $44.4 million was held in interest-bearing accounts.

•

Cash, securitization accounts include principal and interest payments received on securitized loans, which, in certain cases, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. In certain cases, we are required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. In other cases, we are permitted to use these amounts to acquire new loans into the securitization trusts. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements. As of September 30, 2011 and December 31, 2010, we had $99.4 million and $42.2 million, respectively, in cash, securitization accounts. On October 20, 2011, the next reporting date for our Commercial Loan Trust 2006-1 facility, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections) to repay a portion of that facility. Subsequent collections of principal that we receive from collateral held by Commercial Loan Trust 2006-1 will be used to repay that facility.

•

Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash was represented by cash held by Solutions Capital I, L.P., our SBIC, which generally is restricted to the origination of new loans from our SBIC. As of September 30, 2011 and December 31, 2010, we had $17.0 million and $29.4 million respectively, of restricted cash.

During the nine months ended September 30, 2011, our operating activities provided $147.9 million of cash and cash equivalents, compared to $70.4 million used during the nine months ended September 30, 2010. The $77.5 million increase in cash provided by operating activities resulted primarily from increased monetizations partially offset by increased investments in portfolio companies. During the nine months ended September 30, 2011, our financing activities used $138.9 million of cash, compared to $53.9 million during the nine months ended September 30, 2010. This $85.0 million increase in cash used by financing activities was due primarily to a $45.3 million net increase in cash held in securitization and restricted cash accounts, a $27.0 million increase in payments of dividends, a $10.7 million increase in payments on borrowings, and a $22.5 million decrease in proceeds from our borrowings.

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

We expect to continue to monetize our equity investments to reduce them to no more than 10% to 20% of the fair value of our portfolio over the next few years. We generally expect to limit our future investing activities principally to debt investments and do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future. We also expect to continue to originate higher-yield investments to the extent funding is available, and expect to underwrite credit in a manner consistent with our expectation that macro-economic conditions will be under pressure for an extended period of time. Over time, if we meet our goals with respect to leverage levels and unrestricted cash balances, we potentially may, depending on stock price and debt pricing levels, seek to repurchase our equity and additional debt securities, including our collateralized loan obligations, subject to the limitations set forth in our private placement borrowing agreements and any regulatory limits. To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon a quarterly assessment of the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our asset coverage ratio at the time of such decision.

As discussed in Liquidity and Capital Resources—Borrowings, the reinvestment period for the MCG Commercial Loan Funding Trust facility ended on July 20, 2011 and all future principal collections from collateral in the facility will be used to repay the securitized debt. On October 20, 2011, the next payment date for this facility, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections) to repay that facility. Following the October 20, 2011 repayment, we had $237.1 million of securitized debt outstanding under this facility.

As discussed in Recent Developments, we have incurred $4.1 million of restructuring expenses during the nine-months ended September 30, 2011 and expect to incur approximately $115,000 to $120,000 of additional restructuring charges through the remainder of 2012. Excluding these severance and severance-related costs, we believe that the implementation of this restructuring plan, which will include the closure of one of our offices and other planned reductions in our general and administrative expense, will result in approximately $6.7 million to $7.0 million of savings through December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS

As of September 30, 2011, we reported $490.0 million of borrowings on our Consolidated Balance Sheets at cost. We estimate that the fair value of these borrowings as of September 30, 2011 was approximately $472.7 million, based on market data and current interest rates. As of September 30, 2011, the weighted-average annual interest rate on all of our outstanding borrowings was 2.3%, excluding the amortization of deferred debt issuance costs. The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

			September 30, 2011		December 31, 2010
(dollars in thousands)	Maturity Date		Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011		$—	$—	$17,434	$17,434
Series 2007-A	October 2012		8,717	8,717	8,717	8,717

Commercial Loan Funding Trust
Variable Funding Note	January 2014	(a)	150,000	55,822	150,000	100,251

Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	(b)	106,250	106,250	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	(b)	5,000	5,000	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	(b)	85,000	85,000	85,000	85,000
Series 2006-1 Class B Notes	April 2018	(b)	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(c)	April 2018	(b)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(d)	April 2018	(b)	47,500	29,880	47,500	29,880
SBIC (Maximum borrowing potential)(e)	(f)		150,000	108,600	130,000	108,600

Total borrowings			$656,217	$490,019	$698,651	$546,882

(a)	In January 2011, the lender renewed this facility through January 2013 and the legal final maturity date was extended to January 2014.
(b)

Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date. The reinvestment period for this facility ended on July 20, 2011 and we will use all future principal collections from collateral in the facility to repay the securitized debt. On October 20, 2011, the next payment date for this facility, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections of collateral in the facility) to repay a portion of the facility.

(c)

Amount outstanding excludes $5.0 million of notes that we repurchased in December 2008 for $1.6 million and $8.0 million of notes that we repurchased in April 2010 for $4.4 million. As part of the consolidation process, we eliminated the notes that MCG, the parent company, purchased.

(d)

Amount outstanding excludes $10.1 million of notes that we repurchased in December 2008 for $2.4 million and $7.5 million of notes that we repurchased in January 2009 for $2.1 million. As part of the consolidation process, we eliminated the notes that MCG, the parent company, purchased.

(e)

As of September 30, 2011, we had the potential to borrow up to $150.0 million of SBA-guaranteed debentures under the SBIC program. As of September 30, 2011, the SBA had approved and committed up to $150.0 million in borrowings to the SBIC. As of September 30, 2011, we have funded $75.0 million, which allows us to utilize the full $150.0 million borrowing potential approved and committed by the SBA under this program. Based on our funded capital as of September 30, 2011, Solutions Capital I, L.P., subject to the SBA’s approval, may borrow up to an additional $41.4 million to originate investments.

(f)

As of September 30, 2011, we could originate new borrowings under the $150.0 million commitment made by the SBA through September 2015. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2025.

Each of our credit facilities has certain collateral requirements and/or financial covenants. As of September 30, 2011, the net worth covenant of our SunTrust Warehouse requires that we maintain a consolidated tangible net worth of not less than $450.0 million, plus 50% of any equity raised after February 26, 2009. Under these covenants, we must also maintain an asset coverage ratio of at least 180%.

As of September 30, 2011, our asset coverage ratio was 230% and we had $41.4 million of unused, currently available borrowing capacity remaining in our SBIC subsidiary (subject to the SBA’s approval) that is exempt from the asset coverage ratio requirements under the SEC exemptive order issued to us in October 2008.

As of September 30, 2011, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

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

PRIVATE PLACEMENT NOTES

As of September 30, 2011, we had one outstanding series of fixed-term, unsecured notes, or the Series 2007-A unsecured notes, with a total balance of $8.7 million and an interest rate of 8.96%. Under the terms of the most recent amended agreement for the Series 2007-A unsecured notes, we are required to offer to repurchase such notes with a portion of certain monetization proceeds at a purchase price of 102% of the principal amount to be purchased. We are required to offer to repurchase these notes with 45% of the cash net proceeds of any sale of unencumbered assets to reduce amounts outstanding under the Series 2007-A unsecured notes as, and when, such sales occur in the event of proceeds of $5.0 million or more or otherwise on a semi-annual basis, unless an event of default under one of the financing subsidiary debt facilities has occurred and is continuing, in which case the percentage of net proceeds increases to 60%. When the Series 2007-A unsecured notes mature, we expect to repay these notes with the proceeds from monetizations of our unencumbered investments and unrestricted cash and cash equivalents. As of September 30, 2011, the consolidated stockholders’ equity covenant of the Private Placement Notes required that we maintain a consolidated stockholders’ equity of not less than $425.0 million.

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

COMMERCIAL LOAN FUNDING TRUST

As of September 30, 2011, we had a $55.8 million balance outstanding under the SunTrust Warehouse, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. Structured to operate like a revolving credit facility, the SunTrust Warehouse is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that MCG Capital Corporation, the parent, sold to the trust. The SunTrust Warehouse is funded by third parties through the commercial paper market with SunTrust Bank providing a liquidity backstop through January 2013. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. The pool of commercial loans must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs.

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

Our SunTrust Warehouse also contains a provision that if either Steven F. Tunney or B. Hagen Saville ceases to be involved actively in the management of MCG and is not replaced by a person reasonably acceptable to SunTrust within 90 consecutive calendar days of such occurrence, we would be in default under such facility. Mr. Tunney resigned from MCG effective October 31, 2011 and Richard W. Neu was appointed as the Chief Executive Officer. If SunTrust does not accept Mr. Neu as a reasonably acceptable replacement or if we lose the services of Mr. Saville and are unable to identify and hire a suitably qualified replacement, it could provide SunTrust with the right to accelerate the termination date of that facility and entitle the administrative agent thereunder to exercise available remedies, including selling the collateral securing this facility and applying the proceeds to reduce outstanding borrowings thereunder.

The following table sets forth the maturity of the SunTrust Warehouse, as well as the maturity of the securitized assets and the September 30, 2011 balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$55,822	$—	$55,822	$—	$—

Collateral
Securitized investments	123,949	4,551	58,511	54,676	6,211
Cash, securitization accounts	13,099	13,099	—	—	—

Total collateral	$137,048	$17,650	$58,511	$54,676	$6,211

COMMERCIAL LOAN TRUST 2006-1

As of September 30, 2011, we had $316.9 million of securitized debt outstanding under the Commercial Loan Trust 2006-1, which matures in April 2018. We retain all of the equity in the securitization. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The securitization included a five-year reinvestment period, during which the trust was permitted to use principal collections received on the underlying collateral to purchase new collateral from us.

The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(a)	$316,880	$80,173	$—	$—	$236,707

Collateral
Fair value of securitized investments	334,847	892	117,518	91,771	124,666
Fair value of equity investments	205	—	—	—	205	(b)
Cash, securitization account	86,317	86,317	—	—	—

Total collateral	$421,369	$87,209	$117,518	$91,771	$124,871

(a)

Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date. The reinvestment period for this facility ended on July 20, 2011 and all future principal collections from collateral in the facility will be used to repay the securitized debt. On October 20, 2011, the next payment date for this facility, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections to repay a portion of the facility).

(b)	Equity investments do not have a stated maturity date.

We were able to use the cash in the securitized account, as well as proceeds from principal collections of securitized investments, to originate new loans until July 20, 2011. The reinvestment period ended on July 20, 2011 and all subsequent principal collections received will be used to repay the securitized debt. On October 20, 2011, the next payment date for this facility, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections) to repay a portion of this facility. Any additional principal collections or monetization proceeds that we receive from collateral used to securitize this Commercial Loan Trust 2006-1 must be applied to the outstanding balance of that facility. Upon maturity of this facility, any remaining balance must be repaid, otherwise all or part of the associated collateral may be forfeited. As shown in the above table, repayments of principal of the collateral held by this facility are expected to permit the repayment of Commercial Loan Trust 2006-1 prior to its April 2018 maturity.

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P. Solutions Capital I, L.P. has a license from the SBA to operate as an SBIC under the SBIC Act. As of September 30, 2011, the license gave Solutions Capital I, L.P. the potential to borrow up to $150.0 million, which is the maximum amount of outstanding leverage available to single-license SBIC companies. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis.

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

To realize the full $150.0 million potential borrowing for which we have received approval under this program, we needed to fund a total of $75.0 million to Solutions Capital I, L.P., which we have done as of September 30, 2011. As of September 30, 2011, $108.6 million of SBA borrowings were outstanding, and Solutions Capital I, L.P. may borrow, subject to the SBA’s approval, up to an additional $41.4 million to originate new investments.

SBICs are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that an SBIC will receive SBA-guaranteed debenture funding, which is dependent upon continued compliance with SBA regulations and policies. The SBA, as a creditor, will have superior claim to Solutions Capital I, L.P.’s assets over our stockholders in the event we liquidate Solutions Capital I, L.P. or the SBA exercises its remedies under the SBA-guaranteed debentures issued by Solutions Capital I, L.P. upon an event of default.

In March 2011, we formed Solutions Capital II, L.P., and in May 2011, we submitted a license application to the SBA for a second SBIC license under Solutions Capital II, L.P. After discussions with the SBA, we elected to withdraw our application for a second license until such time as the SBA has an opportunity to evaluate, among other things, the organizational impact of our recent restructuring and any changes in management. We may seek to re-file our application for a second license within six months. There is no assurance that, if filed, the SBA will grant the additional license.

The following table sets forth the maturity of Solutions Capital I, L.P. debentures, as well as the maturity of the investments and the current balance of restricted cash in Solutions Capital I, L.P. as of September 30, 2011.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$108,600	$—	$—	$—	$108,600

Collateral
Fair value of debt investments	175,640	—	3,775	159,956	11,909
Fair value of equity investments	9,724	—	—	—	9,724	(a)
Cash, restricted account	10,074	10,074	—	—	—

Total collateral	$195,438	$10,074	$3,775	$159,956	$21,633

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

WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS

The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2011 and 2010:

	For the nine months ended
(dollars in thousands)	September 30, 2011	September 30, 2010
Weighted-average borrowings	$521,652	$533,264

Average LIBOR	0.29%	0.36%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.16	2.39
Impact of amortization of deferred debt issuance costs	0.53	0.51

Total cost of funds	2.98%	3.26%

The 2.98% weighted-average cost of funds for 2011 was 28 basis points less than the same period in 2010. This decrease resulted from a 23 basis-point decrease in the average spread to LIBOR and a 7 basis-point decrease in average LIBOR, partially offset by 2 basis-point increase in the impact of amortization of deferred debt issuance costs.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of September 30, 2011, we had $23.1 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of September 30, 2011, we had no outstanding guarantees or standby letters of credit.

(in thousands)	As of September 30, 2011
Unused commitments to portfolio companies	Non-Affiliate Investments	Affiliate Investments	Control Investments	Total
Revolving credit facilities	$7,344	$6,200	$3,294	$16,838
Other	4,003	484	1,750	6,237

Total unused commitments to portfolio companies	$11,347	$6,684	$5,044	$23,075

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of September 30, 2011:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations(b)	$316,880	$80,173	$—	$—	$236,707
Warehouse facility	55,822	—	55,822	—	—
Unsecured notes	8,717	—	8,717	—	—
SBIC	108,600	—	—	—	108,600

Total borrowings	490,019	80,173	64,539	—	345,307
Interest payments on borrowings(c)	72,475	11,189	20,158	15,790	25,338
Operating and capital leases	3,098	2,169	929	—	—
Severance obligations remaining from 2011 restructuring(d)	4,031	3,113	918	—	—

Total contractual obligations	$569,623	$96,644	$86,544	$15,790	$370,645

(a) Excludes the unused commitments to extend credit to our customers of $23.1 million as discussed above.

(b) Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date. The reinvestment period for this facility ended on July 20, 2011 and all future principal collections from collateral in the facility will be used to repay the securitized debt. On October 20, 2011, the next payment date for this facility, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections to repay a portion of the facility).

(c) Interest payments are based on contractual maturity and the current outstanding principal balance of our borrowings and assume no changes in interest rate benchmarks.

(d) Represents remaining severance payments, benefits, deferred compensation, employer taxes that we are obligated to pay to employees who were terminated as a result of the corporate restructuring that we undertook in August 2011. See Recent Developments for a discussion of our corporate restructuring and the impact that we estimate that the implementation of the restructuring will have on our future expenses.

In addition to the contractual obligations set forth in the preceding table, effective October 31, 2011, we entered into a Letter Agreement with Mr. Steven Tunney in conjunction with his resignation from our company. In conjunction with the Letter Agreement, we are required to pay Mr. Tunney specified severance payments, benefits, deferred compensation, and employer taxes totaling $2.7 million, of which $1.4 million is payable in less than one year and $1.3 million is payable in one to three years. See Recent Developments for a discussion of Mr. Tunney’s resignation and other related management changes.

DISTRIBUTIONS

As a BDC that has elected to be treated as a RIC, we generally must distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built-in gains that we recognize in order to deduct distributions made (or deemed made) to our stockholders. In addition, for calendar years ended December 31, 2010 and earlier, we were subject to a 4% excise tax to the extent that we did not distribute (actually or on a deemed basis): 98% of our ordinary income for each calendar year; 98% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years. Beginning in 2011, we are subject to the 4% excise tax to the extent that we do not distribute (actually or on a deemed basis): 98% of our ordinary income for each calendar year; 98.2% of our capital gain net income for each calendar year; and any income realized but not distributed in prior calendar years.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities and SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. From December 2001 through September 30, 2011, we have declared distributions of $12.64 per share.

The following table summarizes the distributions that we declared since January 1, 2010:

Date Declared	Record Date	Payable Date	Dividends per Share
October 31, 2011	December 15, 2011	January 13, 2012	$0.17
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11

If we determined the tax attributes of our 2011 distributions as of September 30, 2011, 26% would be from ordinary income and 74% would be a return of capital. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each stockholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

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

The following table reconciles GAAP net loss to taxable income before deductions for distributions for the nine months ended September 30, 2011 and the year ended December 31, 2010:

(in thousands)	Nine months ended September 30, 2011	Year ended December 31, 2010
Net loss	$(44,142)	$(13,072)
Difference between book and tax losses on investments	48,950	(52,865)
Net change in unrealized (appreciation) depreciation on investments not taxable until realized	(516)	66,674
Capital losses in excess of capital gains	12,638	4,861
Timing difference related to deductibility of long-term incentive compensation	(6,085)	1,594
Taxable interest income on non-accrual loans(a)	(838)	14,857
Dividend income accrued for GAAP purposes that is not yet taxable	(5,840)	(7,368)
Distributions from taxable subsidiaries	1,828	3,529
Federal tax provision	29	1,801
Other, net	1,975	24

Taxable income before deductions for distributions	$7,999	$20,035

(a)

Results for the period ended September 30, 2011 reflect the reversal of interest we previously recognized on non-accrual loans of portfolio investments that we monetized. In accordance with the Internal Revenue Service’s Code, we are required to recognize as taxable interest income all interest that is owed to us by portfolio companies, including interest on those debt investments that are on non-accrual status for GAAP reporting purposes.

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

Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•

Majority-Owned Control Investments—Majority-owned control investments comprise 18.5% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned control investments comprise 1.2% of our investment portfolio. For our non-majority owned control equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 80.3% of our investment portfolio. Quoted prices are not available for 81.0% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of September 30, 2011, these securities represented 15.3% of our investment portfolio.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period for 99.2% of the fair value of our investment portfolio as of September 30, 2011.

	September 30, 2011
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuations/reviews, recent transactions or market quotes
Independent valuation/review prepared
Third quarter 2011	$152,917	$39,336	$192,253	22.7%	26.2%	23.3%
Second quarter 2011	56,809	16,833	73,642	8.4	11.2	8.9
First quarter 2011	104,997	3,830	108,827	15.6	2.5	13.2
Fourth quarter 2010	116,748	69,061	185,809	17.3	45.9	22.5

Total independent valuations/reviews	431,471	129,060	560,531	64.0	85.8	67.9

Fair value from
Market quotes (Level 2)	116,958	2,154	119,112	17.4	1.4	14.5
Pending sales of investments or letters of intent	28,378	14,644	43,022	4.2	9.8	5.2

Fair value from market quotes and pending sales	145,336	16,798	162,134	21.6	11.2	19.7

New investments made during the 12 months ended September 30, 2011	94,051	1,195	95,246	14.0	0.8	11.6

Total portfolio evaluated	670,858	147,053	817,911	99.6	97.8	99.2

Not evaluated during the 12 months ended September 30, 2011	3,003	3,259	6,262	0.4	2.2	0.8

Total investment portfolio	$673,861	$150,312	$824,173	100.0%	100.0%	100.0%

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

RECENT ACCOUNTING PRONOUNCEMENTS

TROUBLED DEBT RESTRUCTURING

In April 2011, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-02—A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, or ASU 2011-02. This standard amends previous guidance provided in Accounting Standards Codification 310-40—Receivables—Troubled Debt Restructurings by Creditors. ASU 2011-02 provides additional guidance and criteria on how companies should determine whether a restructuring or refinancing of an existing financial receivable represents a troubled debt restructuring. Companies must assess whether the restructuring or refinancing of an existing financial receivable is a troubled debt restructuring in order to determine how to account for the remaining unamortized portion of certain fees, such as origination fees, associated with the original debt investment. ASU 2011-02 is effective for the first interim period beginning on or after June 15, 2011. We adopted this standard beginning with the quarter ended September 30, 2011. Our adoption of this update did not have a material impact on our financial position or results of operations.

FAIR VALUE

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and

IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: 1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; 2) a description of the valuation processes in place; and 3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities. We will adopt this standard beginning on January 1, 2012. We are evaluating the impact, if any, that our adoption of this update may have on our financial position or results of operations. However, since this accounting standards update primarily requires expanded disclosure related to Category 3 financial assets and liabilities, we do not anticipate that the implementation of this standard will have a significant impact on our process for measuring fair values, our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were a number of indicators of modest growth in the United States’ economy during the first nine months of 2011. However, certain leading and lagging indicators suggest rising risk and volatility and increasing concerns about the continuing expansion of the United States’ economy. In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in their meeting debt service requirements and an increase in defaults.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of September 30, 2011, approximately 88.6% of our loan portfolio, at fair value, bore interest at a spread to LIBOR or prime rate, and 11.4% at a fixed interest rate. As of September 30, 2011, approximately 76.8% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 1.75% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.30% as of September 30, 2011. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.

We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We also enter into derivative transactions in connection with our financing vehicles. During the quarter ended March 31, 2009, in connection with our financing vehicle requirements, we entered into two interest rate swaps, having notional amounts of $8.7 million and $12.5 million at interest rates of 9.0% and 13.0%, respectively. These swap agreements expired in August 2011.

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$52,442	$—	$23,244	$—
Prime rate	28,089	—	49,227	—
LIBOR
30-day	61,391	—	92,787	—
60-day	240	—	—	—
90-day	517,836	316,880	478,896	311,880
180-day	18,924	—	—	—
Commercial paper	—	55,822	—	100,251
Fixed rate	110,790	117,317	257,536	134,751

Total	$789,712	$490,019	$901,690	$546,882

Based on our September 30, 2011 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of September 30, 2011, the quarterly average LIBOR was 0.30% and a 100-basis point decrease could not occur:

(dollars in thousands)
Basis Point Change	Interest Income	Interest Expense	Net Income (Loss)
100	$1,891	$3,727	$(1,836)
200	7,603	7,454	149
300	15,486	11,181	4,305

We maintain a portion of our excess cash in secure interest-bearing accounts. As we redeploy additional cash into interest-bearing accounts and we originate new investments, our sensitivity to interest rate fluctuations and our net loss from a hypothetical increase in interest rates should decrease. As of September 30, 2011, we had a total of $170.4 million of unrestricted cash, restricted cash and cash in securitization accounts of which $117.9 million was in non-interest bearing accounts. On October 20, 2011, the next payment date for our Commercial Loan Trust 2006-1 facility, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections) to repay a portion of that facility. Subsequent collections of principal that we receive from collateral held by Commercial Loan Trust 2006-1 will be used to repay that facility.

For each $10.0 million of cash in non-interest bearing accounts that we redeploy into variable interest rate investments, the net loss from our sensitivity to interest rate fluctuations will decrease by approximately $100,000 for each 100 basis point increase in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended September 30, 2011, there were no new or material developments in legal proceedings.

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

Many of the companies in which we have made, or may make, investments are, and may continue to be, susceptible to economic downturns or recessions. During the recession that occurred from late 2007 through mid-2009, the stock market declined and has not recovered to pre-recession levels. The U.S. government has acted to restore liquidity and stability to business, taxpayers and the financial system, but there can be no assurance these regulatory programs, stimulus initiatives and tax reductions either will continue or will have a long-term beneficial impact. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity beginning in mid-2009. In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. To the extent that recessionary conditions recur, the economy remains stagnant or the economy fails to return to pre-recession levels, the financial results of middle-market companies, like those in which we invest, may experience deterioration, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

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

Economic recessions or downturns could impair the ability of our portfolio companies to refinance or repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and have an adverse effect on our operating results.

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

The economic recession in the United States resulted in a reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular. The effects of the recession continue to constrain us and other companies in the financial services sector, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow. On September 30, 2011, we withdrew our application for a second license from the SBA to operate an additional subsidiary (Solutions Capital II, L.P.) as an SBIC until such time as the SBA has an opportunity to evaluate, among other things, the organizational impact of our recent restructuring and changes in management. We will not be able to utilize SBA leverage beyond that available through Solutions Capital I, L.P. unless we receive a second license from the SBA. In addition, the available debt capital may be at a higher cost and/or less favorable terms and conditions. Equity capital is, and may continue to be, difficult to raise because we generally are not able to issue and sell our common stock at a price below NAV per share without stockholder approval. These economic and market conditions and inability to raise capital have had a negative effect on our origination process, curtailed our ability to grow and had a negative impact on our liquidity and operating results. The prolonged inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and have an adverse impact on our operating results.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we have structured some of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investments and subordinate all, or a portion, of our claims to those of other creditors. Holders of debt instruments ranking senior to our investments typically would be entitled to receive payment in full before we receive any distributions. After repaying such senior creditors, such portfolio company may not have any remaining assets to use to repay its obligation to us. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances in which we exercised control over the borrower. It is possible that we could become subject to a lender’s liability claim, including claims associated with significant managerial assistance that we may have provided to our portfolio companies

Investing in middle-market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

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

Portfolio company litigation could result in additional costs, the diversion of management time and resources or have an adverse impact on the fair value of one or more of our portfolio companies.

In the course of providing significant managerial assistance to certain of our portfolio companies, we may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, we may be named as a defendant in such litigation, which could result in additional costs and the diversion of management time and resources. In addition, litigation involving our portfolio companies could have an adverse impact on the fair value of one or more of our portfolio companies.

Our financial position and results of operations could be affected adversely if a significant portion of our portfolio were invested in industries that experience adverse economic or business conditions.

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. For example, as of September 30, 2011, approximately 10.5% and 9.8% of the fair value of our investment portfolio was composed of investments in the healthcare and business services industries, respectively. If an industry in which we have significant investment or revenue concentrations suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

Broadview Network Holdings, Inc., or Broadview, a publicly traded competitive local exchange carrier, or CLEC, serving primarily business customers. As of September 30, 2011, we held preferred stock in Broadview with a $29.2 million fair value. As of September 30, 2011, our investment in Broadview represented 3.5% of the fair value of our investment portfolio. During the nine months ended September 30, 2011, we recorded net investment losses of $73.8 million related to our Broadview investment. In June 2011, Broadview terminated its previously announced tender offer for $301.4 million of its 11 3/8% Senior Secured Notes, which mature in September 2012, following Broadview’s review of market conditions. In addition, Broadview had $17.1 million of borrowings outstanding under its revolving credit facility which becomes payable on February 23, 2012. We reflected these liquidity events in the fair value of our investment as of September 30, 2011. The bond market continued to be challenging during the three months ended September 30, 2011 and the Broadview’s Senior Secured Notes were recently downgraded. If Broadview is unable to refinance these debt facilities by their respective maturity dates, the value of our portfolio investment in Broadview could decline by up to the remaining fair value and we may be required to recognize additional unrealized depreciation on this investment. Also, if Broadview’s performance deteriorates or valuation multiples contract further in future periods, we may be required to recognize additional unrealized depreciation on this investment. Our ability to recognize income from our investment in Broadview in future periods depends on the performance and value of Broadview.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased in recent years among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas in which traditionally they have not invested. As a result of these entrants, competition for investment opportunities has intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time. We can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

During the nine months ended September 30, 2011, nearly all classes of assets in the financial services industry and the securities markets continued to be constrained and liquidity continued to be extremely limited. During this period, the global markets continued to be characterized by substantially increased volatility, short-selling and an overall loss of investor confidence. While certain recent economic indicators have shown modest improvements in the capital markets, these indicators could worsen. In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business.

We may be unable to monetize assets in a challenging market environment that may preclude buyers from making investments at the fair values established by our board of directors. We are susceptible to the risk of significant loss, if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations, meet our liability maturities and maintain compliance with our debt covenants. In addition, if the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, pay dividends and could cause us to breach certain covenants in our credit facilities, which could materially impair our business operations. Further asset value degradation may result from circumstances that we may be unable to control, such as a severe decline in the value of the U.S. dollar, a protracted economic downturn or an operational problem that affects third parties or us. Ongoing disruptive conditions could cause our stock price and NAV to decline, restrict our business operations and adversely impact our results of operations and financial condition. As of September 30, 2011, our common stock was trading at $3.96 per share, or at 61% of NAV.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments, our non-performing assets could increase and the value of our portfolio could decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. As of September 30, 2011, approximately 88.6% of the fair value of our loan portfolio was at variable rates based on a LIBOR benchmark or prime rate and approximately 11.4% of the fair value of our loan portfolio was at fixed rates. The weighted-average LIBOR interest rate was 0.29% as of September 30, 2011. As of September 30, 2011, approximately 76.8% of the fair value of our loan portfolio had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 1.75% and 6.0%. These floors minimize our exposure to significant decreases in interest rates.

The downgrade in the U.S. credit rating could have a material adverse effect on our business, financial conditions and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of other credit-rating agency downgrades and an economic slowdown. The downgrade of the U.S. credit rating could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. Additionally, austerity measures necessary to reduce the deficit could accelerate an already slowing economy in the near term.

Downgrading of the U.S. credit rating could negatively affect the trading market for U.S. government securities and would likely affect the credit risk associated with investments in U.S. Treasury securities. In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the United States’ debt could result in rapidly rising interest rates, a falling dollar, shakier financial markets and slowing or negative economic growth in the near term. These events could adversely affect our business in many ways, including, but not limited to, adversely affecting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds. If any of these events were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

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

Since mid-2008, our common stock has traded consistently, and at times significantly, below NAV. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of our stock, subject to certain exceptions. One of these exceptions allows the sale of common stock at a price below NAV if the sale is approved by the holders of a majority of our outstanding voting securities and by holders of a majority of our outstanding voting securities who are not affiliated persons of us, and our board of directors make certain determinations prior to any such sale.

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

If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and investors might experience dilution.

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

As of September 30, 2011, we had $490.0 million of outstanding borrowings under our debt facilities. As of September 30, 2011, the weighted-average annual interest rate on all of our outstanding borrowings was 2.3%, excluding the amortization of deferred debt issuance costs. Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our warehouse financing facility, or SunTrust Warehouse, funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc., and our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, these facilities include various affirmative and negative covenants, as well as certain cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could, in certain circumstances, constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period the lenders thereunder would have the ability to, in certain circumstances, accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, in the event of a default on these loans held by the trusts, we could potentially bear losses to the extent that the fair value of our collateral exceeds our borrowings. The fair value of our excess collateral was $200.2 million as of September 30, 2011.

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

Decreases in the fair values of our portfolio company investments, which we record as unrealized depreciation, could affect certain covenants in our credit facilities. Our SunTrust Warehouse requires that we maintain a consolidated tangible net worth of not less than $450.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009. In the event that our investments experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities, pursuant to which our lenders might, among other things, require full and immediate payment. The SunTrust Warehouse and MCG Commercial Loan Trust 2006-1 are non-recourse to MCG, the parent, therefore, in the event of a breach of one or more of the covenants, the lenders under these facilities may only look to the collateral in these facilities to satisfy the respective outstanding obligations under the SunTrust Warehouse and MCG Commercial Loan Trust 2006-1. The Series 2007-A unsecured notes require that we maintain a consolidated stockholders’ equity of $425.0 million for the periods ending as of and after June 30, 2011. As of September 30, 2011, our stockholders’ equity was $496.5 million.

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

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common stock, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions until we are in compliance with the 200% threshold requirement. As of September 30, 2011, our asset coverage ratio was 230%.

If we are not able to refinance or renew our debt or are not able to do so on favorable terms, our operations could be affected adversely.

We cannot be certain that we will be able to renew our credit facilities as they mature or to establish new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. Certain leading and lagging indicators suggest near-term volatility and a slowdown of the United States’ economy. If we are unable to renew or refinance such facilities and establish new facilities, at a reasonable size, our liquidity will be reduced significantly. Even if we are able to renew or refinance these facilities or consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under such facilities and they are declared in default or if we are unable to renew or refinance these facilities, our operations could be affected adversely.

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

Historically, we have also purchased rated syndicated private debt in larger companies through our on-balance sheet securitization trust—Commercial Loan Trust 2006-1. This securitized trust included a five-year reinvestment period, during which the trust was permitted to use principal collections received from repayments of the underlying collateral to purchase new collateral from us. The reinvestment period ended on July 20, 2011 and all future principal collections received will be used to repay the securitized debt. On October 20, 2011, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections) to repay a portion of this facility.

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

We have purchased and may purchase in the future common stock and other equity securities, including warrants. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event of additional issuances. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.

You may not receive future distributions.

In the event that our asset coverage ratio falls below 200%, we will be unable to make distributions until our asset coverage ratio improves. If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level. As of September 30, 2011, our asset coverage ratio was 230%. From December 2001 through September 30, 2011, we declared distributions totaling $12.64 per common share. Due to the market dislocation, we suspended our distributions from the third quarter of 2008 through the first quarter of 2010. We reinstated our distribution on April 29, 2010 and have continued to declare a quarterly dividend since that time; however, there can be no assurance that distributions will continue in the future.

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

In accordance with applicable tax laws and regulations, we include in taxable income certain amounts that we have not yet received in cash, such as contractual paid-in-kind, or PIK, interest, interest on loans that are on non-accrual status and original issue discount. PIK interest represents contractual interest added to the loan balance and due at the end of the loan term. We include increases in loan balances resulting from contractual PIK arrangements in taxable income, in advance of receiving cash payment. We may also recognize income for tax purposes for certain of our loans that are on non-accrual status for which we are not currently receiving payments. In addition, we hold debt instruments that have original issue discount, which may arise if we receive warrants in connection with the issuance of a debt instrument or in other circumstances. We are required to include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Since we may recognize income before, or without, receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain tax benefits as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and, thus, be subject to corporate-level income tax.

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

Our investments usually are subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price. As a result, we may suffer losses. In addition, if we were forced to liquidate some or all of the investments in our portfolio on an expedited basis, the proceeds of such liquidation could be significantly less than the current fair value of such investments. We may be required to liquidate some or all of our portfolio to meet our debt service obligations or to maintain our qualification as a BDC and as a RIC if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

Our business depends on our key personnel.

We depend on the continued services of our executive officers and other key management personnel. The loss of any of our executive officers or key management personnel could result in inefficiencies in our operations and lost business opportunities, which could have a negative impact on our business. In addition, under our SunTrust Warehouse, if either Steven F. Tunney or B. Hagen Saville ceases to be involved actively in the management of MCG and is not replaced by a person reasonably acceptable to SunTrust within 90 consecutive calendar days of such occurrence, we would be in default under such facility. Mr. Tunney resigned from MCG effective October 31, 2011 and Richard W. Neu was appointed as the Chief Executive Officer. If SunTrust does not accept Mr. Neu as a reasonably acceptable replacement or if we lose the services of Mr. Saville and are unable to identify and hire a suitably qualified replacement, it could provide SunTrust with the right to accelerate the termination date of that facility and entitle the administrative agent thereunder to exercise available remedies, including selling the collateral securing this facility and applying the proceeds to reduce outstanding borrowings thereunder. On August 2, 2011, we announced a corporate restructuring, which included a reduction in force. As a result of this restructuring, the resignation of Mr. Tunney and related developments, retaining key employees and/or finding replacements may be more difficult.

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

SBA regulations currently limit the amount that a single-license SBIC subsidiary may borrow up to a maximum of $150.0 million when it has at least $75.0 million in private capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of September 30, 2011, our SBIC subsidiary had investments in 15 portfolio companies with a total fair value of $184.8 million. In January 2011, the SBA increased its total commitment for potential borrowings from $130.0 million to $150.0 million. As of September 30, 2011, $108.6 million of SBA borrowings were outstanding. We had funded $75.0 million through September 30, 2011, allowing us full access to the $150.0 million commitment from the SBA. Based on our current funded capital as of September 30, 2011, Solutions Capital may borrow, subject to the SBA’s approval, up to an additional $41.4 million to originate new investments.

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

•	our quarterly results of operations;

•	our origination activity, including the pace of, and competition for, new investment opportunities;

•	price and volume fluctuations in the overall stock market from time to time;

•	investors’ general perception of our company, the economy and general market conditions;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	the financial performance of the specific industries in which we invest on a recurring basis, including without limitation, our investments in the communications, cable and healthcare industries;

•	significant transactions or capital commitments by us or our competitors;

•	significant volatility in the market price and trading volume of securities of BDCs or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls or short trading positions;

•	potential future sales of debt securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	changes in laws or regulatory policies or tax guidelines with respect to BDCs or RICs;

•	loss of RIC status;

•	the loss of a major funding source, including one of our lenders or access to SBA leverage;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; or

•	departures of key personnel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As part of our dividend reinvestment plan for our common stockholders, we may direct the plan administrator to purchase shares of our common stock on the open market to satisfy dividend reinvestment requests related to dividends that we pay on outstanding shares of our common stock. In addition, for certain employees, we may be deemed to have purchased through the net issuance of shares, a portion of the shares of restricted stock previously issued under our 2006 Plan, for which the forfeiture provisions have lapsed to satisfy the respective employee’s income tax withholding obligations. We retire immediately all such shares of common stock that we purchase in connection with such net issuance to employees. The following table summarizes the shares of common stock that we have purchased during each of the three months ended September 30, 2011.

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2011
Dividend reinvestment requirements(a)	14,519	$6.05	(b)	n/a	n/a
August 1 – 31, 2011
Restricted stock vesting(c)	4,539	$5.50	(d)	n/a	n/a
September 1 – 30, 2011
Restricted stock vesting(c)	28,772	$3.96	(d)	n/a	n/a

Total shares / weighted average price paid	47,830	$4.74		n/a	n/a

(a)	Represents stock purchased on the open market to satisfy dividend reinvestment requests related to the dividend we paid on July 15, 2011.
(b)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.
(c)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.
(d)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.

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

MCG Capital Corporation

Date: November 3, 2011	By:	/s/ RICHARD W. NEU
Richard W. Neu
Chief Executive Officer

Date: November 3, 2011	By:	/s/ STEPHEN J. BACICA
Stephen J. Bacica
Chief Financial Officer

Date: November 3, 2011	By:	/s/ LINDA A. NIMMONS
Linda A. Nimmons
Chief Accounting Officer