Form 10-K
period 2011-12-31
MCG CAPITAL CORP
filed 2012-03-01
CIK 1141299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting shares of common stock held by non-affiliates of the Registrant on June 30, 2011, was $426,239,573, based on $6.08 per share, the last reported sale price of the shares of common stock on the NASDAQ Global Select Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 76,997,119 shares of the Registrant’s common stock outstanding as of February 24, 2012.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

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

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities Exchange Commission, or the SEC. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Significant Developments in 2011

In 2011, we continued to execute on our previously stated strategic plan to, among other initiatives, convert lower-yielding equity investments and unencumbered cash into yield-oriented new investment opportunities. We successfully monetized equity investments in 15 control and other equity positions generating cash proceeds of $64.3 million. Our liquidity position, together with the generation of distributable net operating income, or DNOI, of $0.53 per share, enabled our board or directors to declare dividend distributions of $0.66 per share in 2011.

Notwithstanding the success of our 2011 monetization efforts and the solid performance of the majority of our investment portfolio, continued valuation adjustments to our largest control investment, Broadview Networks Holdings, Inc., or Broadview, and valuation adjustments to certain other legacy investments resulted in a reported loss of $93.1 million for 2011. These losses, together with our limited access to debt and equity markets, have currently restricted our origination liquidity sources to our existing SBIC facility and unencumbered cash.

On October 31, 2011, Richard W. Neu, Chairman of our board of directors, was elected as chief executive officer, succeeding Steven F. Tunney, Sr. who resigned in order to pursue other interests. Additionally, B. Hagen Saville, previously our Executive Vice President of Business Development and a member of our board of directors, was appointed President and Chief Operating Officer.

Outlook

Under the direction of Messrs. Neu and Saville, MCG took a fresh look at how to prudently and expeditiously return the Company to its roots as a strong middle market debt lender. As part of that undertaking, every aspect of the Company was examined under the assumption that our legacy equity positions wind down over the course of 2012 and with the fundamental goal of simplifying operations.

This transition is consistent with the desire to create a company with less credit and leverage risk yet one that has a sustainable and predictable level of NOI and dividend generation. The transition also addresses the potential impact of an expected reduction, over the next several years, of the size of our investment portfolio as our existing secondary market funding facilities contractually wind down.

We are substantially complete with our process review. Relative to our fourth quarter annualized general and administrative costs, excluding costs related to the resignation of Mr. Tunney, we have identified non-compensation cost reduction opportunities of approximately $4.5 million to $5.5 million per annum which, when fully implemented, we believe will target a non-compensation cost structure of approximately $5.5 million to $6.5 million. We expect these cost reductions to be embedded in our non-compensation general and administrative costs by no later than the end of the first quarter of 2013, which is when the lease on our current headquarters facility expires.

In addition to our process review, and taking into consideration the anticipated wind down of our legacy equity positions and current secondary market funding facilities, we undertook a comprehensive review of our current work force and structure. This review encompassed a benchmark review against internally managed peers together with a skill assessment of our current personnel. It was undertaken with the intended fundamental principle of allowing no degradation to the Company’s existing risk management profile.

As a result of this review, we would anticipate our current work force of 37 employees will transition to a level of 20 to 25 by year end 2012. This reduction in force is intended to generate a targeted future base compensation and benefits level of approximately $4.0 million to $5.0 million beginning in 2013.

As we enter 2013 and begin to realize the expected benefits of the initiatives discussed above, we are forecasting NOI of approximately $0.50 per share to $0.60 per share. In effect, the anticipated cost savings of approximately $8.5 million to $10.5 million, together with the earnings benefits from projected monetizations and proposed conversions of legacy equity investments to debt instruments, are intended to provide a substantial offset to the earnings reduction attributable to the significant deleveraging of our balance sheet.

In arriving at this forecast, a number of assumptions are required which, if incorrect, could materially change the results of our forecast, including potential monetizations and proposed conversions. However, we have assumed no incremental debt or equity issuances as we clearly recognize that the primary path to future debt and equity support from investors, at economic levels, is through the stabilization of our investment portfolio.

With respect to 2012, we are anticipating to incur non-recurring costs of approximately $0.10 per share to $0.15 per share, primarily associated with expected severance costs, the previously announced amendment of our SunTrust Warehouse facility, the early retirement of our private placement notes and other transitional costs. Excluding these costs, we are forecasting NOI of approximately $0.40 per share to $0.50 per share.

Recognizing the one time nature of the 2012 transitory costs, our strong liquidity position, and the importance of dividends to our investor base, we have committed to a dividend declaration level of $0.14 per share for the next two quarters. Accordingly, we will pay a $0.17 per share dividend in May 2012 followed by a $0.14 per share dividend in both July and October 2012. Such payments are expected to include a return of capital.

Lastly, as previously announced on January 17, 2012, we are authorized to repurchase shares of our common stock, up to $35 million, in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. As of March 1, 2012, no shares have been repurchased.

MCG’s Investment Portfolio

Our investment portfolio is composed primarily of middle-market companies in which we have made up to $75 million of debt and equity investments. Typically, these middle-market companies have $20 million to $200 million in annual revenue and $3 million to $25 million in earnings before interest, taxes, depreciation and amortization, or EBITDA. Generally, our portfolio companies use our capital investments to finance acquisitions, recapitalizations and buyouts, as well as for organic growth and working capital. We identify and source new portfolio companies through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, owner operators, and other club lenders (“club lenders” are organizations that facilitate peer-to-peer loans). We generally invest in some combination of senior debt, second lien debt, secured and unsecured subordinated debt and equity.

As of December 31, 2011, we had debt and equity investments in 60 portfolio companies with a combined fair value of over $741 million. As shown in the following chart, over 80% of the fair value of our portfolio as of December 31, 2011 was invested in senior and subordinated debt, while the remainder of our portfolio was invested in preferred and common equity securities. Our diversified investment portfolio spans 29 industries. Approximately 53% of our portfolio is composed of investments in industries that comprise less than 5% of the fair value of our portfolio. See Portfolio Composition and Investment Activity in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail about our investment portfolio, including a detailed listing of the industries represented in our investment portfolio.

Most of the loans in our portfolio were originated directly with our portfolio companies; however, we have also participated in loan syndications or other transactions. Our debt instruments bear contractual interest rates ranging from 2.5% to 17.5%, a portion of which may be deferred. As of December 31, 2011, approximately 88.2% of the fair value of our loan portfolio had variable interest rates, based on a LIBOR benchmark or prime rate, and 11.8% of the fair value of our loan portfolio had fixed interest rates. As of December 31, 2011, approximately 79.2% of the fair value of our loan portfolio had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index or prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

From time to time, we make equity investments in companies in which we have also made debt investments. Our equity investments include preferred stock, common stock and warrants and, in many cases, include the right to board representation. We may invest across the capital structure of our portfolio companies using a combination of debt and equity investments to meet our portfolio companies’ needs and achieve favorable risk-adjusted returns.

The following table summarizes the fair value and revenue contributions of our ten largest investments. As of December 31, 2011, these ten investments comprised 40.8% of the fair value of our portfolio and contributed 34.7% of our total revenues during 2011.

(dollars in thousands)		As of December 31, 2011		Year ended December 31, 2011
Company	Industry	Fair Value	% of Portfolio	Revenues	% of Total Revenues
Orbitel Holdings, LLC	Cable	$37,602	5.1%	$2,870	3.4%
GSDM Holdings, Corp.	Healthcare	34,653	4.7	4,062	4.7
RadioPharmacy Investors, LLC	Healthcare	34,457	4.6	5,264	6.1
NDSSI Holdings, LLC	Electronics	31,966	4.3	4,372	5.1
Stratford School Holdings, Inc.	Education	30,690	4.1	1,584	1.9
Capstone Logistics, LLC	Logistics	29,816	4.0	3,270	3.8
Coastal Sunbelt Holding, Inc.	Food Services	28,842	3.9	3,466	4.0
G&L Investment Holdings, LLC	Insurance	24,987	3.4	2,906	3.4
Education Management, Inc.	Education	24,963	3.4	1,492	1.8
Jenzabar, Inc.	Technology	24,690	3.3	413	0.5

Total—ten largest investments		302,666	40.8	29,699	34.7
Other portfolio companies		438,500	59.2	55,997	65.3

Total investment portfolio		$741,166	100.0%	$85,696	100.0%

As of December 31, 2011, our control companies comprised 16.1% of the fair value of our portfolio and contributed 14.1% of our total revenues during 2011.

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

INVESTMENT OBJECTIVE AND STRATEGIES

Our investment objective is to achieve current income and capital gains. The primary goal of our investment process is to increase our earnings and net asset value, or NAV, by investing in debt and equity securities of middle-market companies. We earn interest, dividends and fees on our investments, and we may report unrealized appreciation and depreciation as the fair value of our investments increases or decreases. We realize capital gains or losses when the investment is eventually monetized.

When we originate debt and equity investments, we strive to achieve favorable risk-adjusted rates of return in the form of current income and capital gains, while maintaining credit and investment quality in our portfolio. Before making investments, we apply well established credit processes to assess investment risk and we structure and price our investments accordingly. We have developed proprietary analytics, data and knowledge to support our business activities. We designed our investment process to achieve the following strategic objectives:

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

ORGANIZATION OF MCG’S INVESTMENT PROFESSIONALS

Our organization includes experienced professionals with the ability to originate, underwrite, finance, syndicate, monitor and exit investments that generate attractive returns. The following bullets describe the key functional teams that are responsible for our investment processes:

•

Deal Teams—Our deal teams are responsible for identifying and performing a financial and risk analysis of potential investment opportunities. After an investment is approved and funded, the deal teams have continuing ongoing responsibility for monitoring the performance of their respective investments. Under the general direction of our President and Chief Operating Officer, our deal teams are led by one of our Managing Directors or Deal Sponsors and also include one or more financial analysts and a member of our in-house legal staff.

•

Credit Committee—The prospective investment is presented to MCG’s credit committee for review and approval. The credit committee includes our Chief Executive Officer, our President and Chief Operating Officer, and all of our Managing Directors.

•

Investment and Valuation Committee of the Board of Directors—The investment and valuation committee is responsible for reviewing all investments over $20.0 million and it has the discretion to review and approve other investments. Subsequent to the review and funding of an investment, the investment and valuation committee makes recommendations that are used by our board of directors for its quarterly determination of the fair value of our investment portfolio.

The following sections provide additional information on how these teams support the investment process. In addition to the teams described above, we also have an infrastructure of professionals that provide accounting, finance, human resources, investor relations, legal, and other services that support our investment professionals and provide other corporate, compliance and governance functions.

BUSINESS DEVELOPMENT

MCG and its predecessors have been active investors in middle-market companies since 1990. We believe our experience in middle-market investing is a meaningful competitive advantage that we use to operate our business.

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

•	Management Risks—track records, industry experience, the prospective portfolio companies’ respective business plans and management incentives;

•	Regulatory Risks—new and evolving regulations applicable to the BDC industry and industries in which the prospective portfolio companies operate;

•

Customer Concentration and Market Risks—sustainability, stability and opportunities for the growth of the prospective portfolio companies’ customer bases, including the number and size of its customers, attrition rates and dependence on one or a limited number of customers; and

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

To assess the risk of a potential investment and to quantify the underlying value of the prospective portfolio company, we employ a series of valuation techniques. We primarily derive enterprise valuations through analyses of comparative public and private market transactions and other data. We also look to comparable public companies to benchmark the value of the enterprise using public market data. We generally base enterprise value on current and projected market conditions. Using these methods provides us with multiple views of the value of the enterprise and allows us to calculate certain metrics that we use in both risk assessment and product pricing, such as loan-to-value ratios for our debt investments.

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

In addition to gaining an in-depth understanding of prospective portfolio companies, our research and due diligence process evaluates industry-wide operational, strategic and valuation issues. We also assess emerging trends and competitive threats to the portfolio company, as well as the industry in which it operates. The knowledge and insight we obtain through our research are valuable to our portfolio companies who may draw on our industry expertise to refine their strategic plans, identify acquisition opportunities and set appropriate financial and operational goals.

As part of our evaluation, the deal team prepares an investment memorandum for presentation to our credit committee. When the dollar amount of the proposed investment exceeds certain pre-defined thresholds, or includes a significant investment in equity, the investment memorandum is also submitted to our investment and valuation committee of our board of directors for review and approval. The investment memorandum generally consists of:

•	a business description;

•	historical financial analyses, projections and scenario modeling;

•	a risk evaluation specific to the prospective portfolio company’s business and industry, considering the anticipated use of proceeds of our investment;

•	an enterprise valuation to assess the underlying value of the prospective portfolio company, both as an ongoing operation and its value relative to comparable public and private companies;

•	a description of the capital structure and the investment risk and return characteristics; and

•	reviews by third-party experts.

INVESTMENT STRUCTURE

We evaluate our portfolio companies’ needs and utilize our product mix to structure investments that meet their capital requirements and business plans and protect our capital, with an expectation toward generating risk-adjusted returns through current income on our loans and equity investments and capital gains on our equity investments. We structure our debt investments to mitigate risk by requiring appropriate financial and collateral coverage thresholds. When structuring our debt investments, we evaluate key components, including payment priority, collateral or asset value, and financial support from guarantors and other credit enhancements. Since our investments typically include loans and our loans are typically cash-flow loans, rather than asset-backed loans, we factor the enterprise value of the prospective portfolio company’s assets into our credit decisions. For the majority of our loans, we receive a security interest in our portfolio companies’ tangible and intangible assets, which entitles us to a preferred position on payments in the event of liquidation. In addition, our loan covenants generally include affirmative covenants that require the portfolio company to provide periodic financial information, notification of material events and compliance with laws, as well as restrictive covenants that prevent the portfolio company from taking a range of significant actions, such as incurring additional indebtedness or making acquisitions without our consent. We also generally include covenants requiring the portfolio company to maintain or achieve specified financial ratios, such as cash flow leverage, interest charge coverage, total charge coverage, and, in certain cases, covenants requiring the portfolio company to maintain certain operational benchmarks.

We generally invest in some combination of the following securities:

•

Senior Debt—We provide cash flow based senior debt in the form of amortizing term loans, bullet maturity term loans, and revolving credit facilities. Senior debt ranks senior in priority of payment to other debt and equity, and benefits from a first priority collateral interest in the assets of the borrower. As such, most other creditors rank junior to our investments in these securities in the event of insolvency. Due to its lower risk profile and often more restrictive covenants as compared to other debt, senior secured debt generally earns a lower return.

•

Second-Lien Debt—We provide second-lien term loans on a sole-source or participant basis where assets or enterprise-value based borrowing capacity is not readily available within typical senior debt leverage constraints. Second-lien debt ranks senior in priority of payment to subordinated debt and equity but subordinated to senior debt. Second-lien debt benefits from a collateral interest in the assets of the borrower subordinated to senior debt in a liquidation. As such, senior creditors rank senior to second-lien creditors in the event of insolvency with respect to pursuing remedies against the collateral of the portfolio company. Due to its higher risk profile and often less restrictive covenants as compared to senior debt, second-lien debt generally earns a higher return than senior debt.

•

Secured and Unsecured Subordinated Debt—We invest in secured and unsecured subordinated debt, which may be structured with a combination of current interest, deferred interest or equity-linked components. Subordinated debt ranks subordinate in priority of payment to senior and second lien debt. Our subordinated debt may not have a collateral interest in the borrower or may have a collateral interest subordinated to the senior and second lien debt. As such, senior and second lien creditors rank senior to us in the event of insolvency. Due to its higher risk profile and often less restrictive covenants as compared to other loans, subordinated debt generally earns a higher return than other debt.

•

Equity—We may from time-to-time invest in minority equity positions with private equity partners or on our own. In the past we have invested in control equity positions, including $46.3 million (fair value) of control equity positions that remained in our portfolio as of December 31, 2011. In addition, we may receive warrants to purchase preferred or common stock of a portfolio company related to our debt investments in such portfolio company.

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

We use the following core products to execute our strategy:

•	Unitranche—We provide unitranche debt that blends characteristics of both senior and subordinated financing, generally in a first-lien position.

•

One-Stop Solution—Our “one-stop” solution enables our portfolio companies to satisfy multiple financing needs from a single capital provider with an efficient diligence, structuring, negotiating and closing process. In a typical “one-stop” transaction, we provide a combination of senior and subordinated debt to the portfolio company and, in certain cases, also acquire an equity interest in the portfolio company. The overall transaction size and product mix are based upon our portfolio company’s needs. In some cases our “one-stop” solution results in a product mix that meets our portfolio company’s needs, but which, we believe, does not optimize the use of our capital. In those cases, we may sell portions of some of the securities to achieve a more optimal mix.

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

•

Control Investments—Historically, we have made control investments for which we have taken a majority ownership position and, in most cases, control the board of directors of a portfolio company. We did not make any control investments in new portfolio companies during 2011 and we do not expect to make control investments in new portfolio companies for the foreseeable future.

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

INVESTMENT APPROVAL PROCESS

The credit process for each investment opportunity begins with our deal sponsors, who are responsible for originating transactions, as well as for investment performance, including credit risk, throughout the life cycle of an investment. Deal sponsors provide an initial credit screen based on our investment policies, described herein, and then bring the best opportunities to our credit committee in a “pipeline meeting.” For pipeline meetings, the deal sponsor prepares a report that summarizes the transaction and includes financial statements, credit ratios and pricing, background information on the principals, equity investors and industry dynamics. The credit committee determines whether the investment should be pursued, giving consideration to the risk return profile, industry concentrations and general economic outlook for the sector in which the business operates. In these meetings the credit committee also offers the deal sponsor insight into key issues that must be resolved before a potential investment is funded.

Objectives are determined and due diligence is conducted. On-site due diligence, including general ledger reviews, proofs of cash, material contract reviews, background checks, reviews of customer and vendor concentrations, and confirmation of historical results are performed by our personnel and, in certain situations, by third-party service providers. We believe in using our own in-house expertise when applying our consistent standards for due diligence.

All of our investments are approved by our credit committee. In addition, investments of over $20 million must also be approved by the investment and valuation committee of our board of directors, of which a super majority of the members are independent directors.

INVESTMENT FUNDING

We fund our investments using cash that we receive in exchange for a combination of debt and equity instruments that we issue from time to time. Throughout 2011, our debt obligations included secured obligations that included provisions that restricted the types of investments that could be used as collateral in the facility. In 2011, our debt obligations also included unsecured obligations that we subsequently repaid in full in January 2012. See the Liquidity and Capital Resources—Borrowings section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about these secured and unsecured debt obligations. As a BDC, we are not permitted to incur indebtedness unless immediately after such borrowing we meet a coverage ratio of total assets to total senior securities, which include all of our borrowings (excluding borrowings made by our SBIC) and any preferred stock we may issue in the future, of at least 200%.

INVESTMENT MONITORING AND RESTRUCTURING

We monitor the status and financial performance of each company in our portfolio in order to evaluate overall portfolio quality. We are proactive with companies that are underperforming and, in many instances, have added better covenant protection and rights over time.

When our attempts to collect past due principal and/or interest on a loan are unsuccessful, we will perform an analysis to determine the appropriate course of action. In some cases, we may consider restructuring the investment to better reflect the current financial performance of the portfolio company. Such a restructuring may, among other things, involve deferring principal and interest payments, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In connection with a restructuring, we generally receive compensation from the portfolio company for any increased risk. During the process of monitoring a loan in default, we will send a notice of non-compliance outlining the specific defaults that have occurred and preserving our contractual remedies, and initiate a review of the collateral, if any. When a restructuring is not the most appropriate course of action, we generally pursue remedies available to us that minimize potential losses, including initiating foreclosure and/or liquidation proceedings.

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

Qualifying Assets

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) below. Thus, under the 1940 Act, we may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

ii)	is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

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

Significant Managerial Assistance

In order to count portfolio securities as qualifying assets for the purpose of the 70% test discussed above, we must either control the issuer of the securities or must offer to make available significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement in which we offer to provide and, if accepted, provide significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Warrants and Options

Under the 1940 Act, we are subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that we may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of our total outstanding shares of capital stock. This amount is reduced to 20%

of our total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of our total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue restricted stock to our employees and directors subject to the above conditions, among others.

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

Capital Structure

As a BDC, we generally cannot issue and sell our common stock at a price below the current NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of our common stock in a rights offering to our stockholders if: 1) our board of directors determines that such sale is in the best interests of the Company and our stockholders; 2) our stockholders approve the sale of our common stock at a price that is less than the current NAV; and 3) the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any sales load).

We may also be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

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

A copy of our 1940 Act Code of Ethics is available at our website at www.mcgcapital.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K. In addition, you may read and copy the 1940 Act Code of Ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the 1940 Act Code of Ethics attached as an exhibit to our registration statement and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the 1940 Act Code of Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

PROXY VOTING POLICIES AND PROCEDURES

We vote proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there are compelling long-term reasons to do so.

Our proxy voting decisions are discussed with our committee that is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision-making process disclose to our General Counsel and Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

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

In October 2008, we received exemptive relief from the SEC, which effectively allows us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio.

OTHER

We will be examined periodically by the SEC for compliance with the Exchange Act and the 1940 Act.

As with other companies regulated by the 1940 Act, we must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. We must provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we cannot protect any director or officer against any liability to our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation. Mr. Tod Reichert, our General Counsel and Chief Compliance Officer, is responsible for administering these policies and procedures.

COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 AND THE NASDAQ GLOBAL SELECT MARKET CORPORATE GOVERNANCE REGULATIONS

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder.

The NASDAQ Global Select Market has also adopted various corporate governance requirements as part of its listing standards. We believe we are in compliance with such corporate governance listing standards.

SMALL BUSINESS ADMINISTRATION REGULATIONS

In December 2004, we formed Solutions Capital and Solutions Capital G.P., LLC. In September 2007, Solutions Capital received final approval to be licensed as an SBIC. Solutions Capital has borrowed funds from the SBA against eligible investments and additional deposits to regulatory capital. As of January 2012, we had borrowed $150.0 million of SBA-guaranteed debentures under the SBIC program. SBA-guaranteed debentures are non-recourse, interest-only debentures with interest payable semi-annually and a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity, but may be prepaid at any time without penalty.

The maximum amount of outstanding leverage available to single-license SBIC companies is $150.0 million. The limit may be increased to $225.0 million with the approval of a second SBIC license and the investment of additional regulatory capital. To access the $150.0 million, we have funded a total of $75.0 million to Solutions Capital.

SBICs are designed to stimulate the flow of private capital to eligible small businesses. Under SBA regulations, Solutions Capital is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible “smaller” businesses, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, required capitalization thresholds, and is subject to periodic audits and examinations among other regulations. If Solutions Capital fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit Solutions Capital from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the SBIC Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because Solutions Capital is our wholly owned subsidiary.

Eligible Small and Smaller Businesses

Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual net income not exceeding $6 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees or gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses and invest in the equity securities of such businesses. Once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the business, up and until the time a business offers its securities in a public market. Through Solutions Capital, we plan to continue to provide long-term loans to, and non-control equity investments in, qualifying small businesses.

Financing Limitations

SBA regulations also include restrictions on a “change of control” of an SBIC or transfers that would result in any person or group owning 10% or more of a class of capital stock (or its equivalent in the case of a partnership) of a licensed SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient earnings and capital, in accordance with SBA regulations. The SBA places certain limits on the financing terms of investments by SBICs in portfolio companies such as limiting the interest rate on debt securities and loans provided to portfolio companies of the SBIC. The SBA also limits fees, prepayment terms and certain other economic arrangements that are sometimes charged in lending environments.

SBA Leverage or Debentures

SBA-guaranteed debentures are non-recourse to us, have a ten-year maturity and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-based spread over ten-year U.S. Treasury Notes. Leverage through SBA guaranteed debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that Solutions Capital may borrow to a maximum of $150 million, which is up to twice its regulatory capital.

Our SBIC subsidiary is subject to regulation and oversight by the SBA. Receipt of an SBIC license does not assure that our SBIC subsidiary will receive SBA-guaranteed debenture funding, which is dependent upon our SBIC subsidiary continuing to be in compliance with SBA regulations and policies. Periodically, SBA staff audits Solutions Capital to verify its compliance with SBA regulations.

The SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiary upon an event of default.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

We elected to be treated as a RIC, under Subchapter M of the Internal Revenue Code, or the Code, with the filing of our federal corporate income tax return for 2002, for which the election was effective as of January 1, 2002. As a RIC, we generally do not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which allows us to reduce or eliminate our corporate-level tax liability. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as defined below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, which we collectively refer to as the 90% Distribution Requirement.

TAXATION AS A REGULATED INVESTMENT COMPANY

If we:

•	qualify as a RIC, and

•

distribute each year to stockholders at least 90% of our investment company taxable income (which is defined in the Internal Revenue Code generally as ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses), and 90% of any ordinary pre-RIC built-in gains we recognize between January 1, 2002 and December 31, 2011, less our taxes due on those gains, we will be entitled to deduct and, therefore, will not be subject to U.S. federal income tax on, the portion of our income we distribute or are deemed to distribute to stockholders (other than any built-in gain recognized between January 1, 2002 and December 31, 2011). We will be subject to U.S. federal income tax at the regular corporate rate on any income not distributed (or deemed distributed) to our stockholders. We will be subject to a 4% nondeductible U.S. federal excise tax, or 4% excise tax, to the extent we do not make specified levels of distributions (actually or on a deemed basis) in a timely manner. For calendar years ended December 31, 2010 and earlier, we would have been subject to the 4% excise tax to the extent that we did not distribute (on either an actual or deemed basis): 98% of our ordinary income for each calendar year; 98% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years. As a RIC, beginning in 2011, we are subject to the 4% excise tax to the extent that we do not distribute (on either an actual or deemed basis): 98% of our ordinary income for each calendar year; 98.2% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years.

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

•

at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

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

EMPLOYEES

We believe our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2011, we employed 36 full-time and one part-time individual, including investment, portfolio and operations professionals, in-house counsel and administrative staff. Virtually all of these employees are located in our corporate headquarters in Arlington, Virginia. Our employees are not represented by any collective bargaining unit and we believe our relations with our employees are good.

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

Whenever possible, we value securities at market value; however, only a small percentage of our investment portfolio is traded publicly. We value the investments that are not publicly traded based on various factors during our valuation process and our investment and valuation committee reviews and approves these valuations. The types of factors that may be considered in the determination of the fair value of these investments include public and private mergers and acquisitions transactions, comparisons to publicly traded comparable companies, third-

party assessments of valuation, discounted cash flow analyses, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments, the markets in which the portfolio company does business, market-based pricing and other relevant factors. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may include unaudited, projected or pro forma financial information. Our board of directors also uses several independent valuation firms to aid it in determining the fair value of these investments. Because our valuations, and particularly the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and from the amounts we may realize on any disposition of such investments. If our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposition of such investments, our NAV could be affected adversely.

Economic downturns or lingering effects of a capital market disruption and recession could impair our portfolio companies’ financial positions and operating results, which, in turn, could harm our operating results.

Many of the companies in which we have made, or may make, investments are, and may continue to be, susceptible to economic downturns or recessions. During the recession that occurred from late 2007 through mid-2009, the stock market declined. In response, the U.S. government acted to restore liquidity and stability to business, taxpayers and the financial system, but there can be no assurance these regulatory programs, stimulus initiatives and tax reductions will have a long-term beneficial impact. In addition, renewed economic pressures resulting from, among other sources, the European credit crisis, the domestic housing market, the downgrade of the U.S. credit rating, austerity measures to reduce the U.S. government budget deficit, rising unemployment, the uncertain regulatory environment and unpredictable legislative actions from Congress could result in new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. To the extent that recessionary conditions recur or the economy remains stagnant, the financial results of middle-market companies, like those in which we invest, may experience deterioration, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.

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

The economic recession in the United States resulted in a reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular. The performance of our portfolio continues to constrain us, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow. On September 30, 2011, we withdrew our application for a second license from the SBA to operate an additional subsidiary (Solutions Capital II, L.P.) as an SBIC until such time as the SBA has an opportunity to evaluate, among other things, the organizational impact of our recent restructuring and changes in management. We will not be able to utilize SBA leverage beyond that available through Solutions Capital I unless we receive a second license from the SBA. In addition, the available debt capital may be at a higher cost and/or less favorable terms and conditions. Equity capital is, and may continue to be, difficult to raise because we generally are not able to issue and sell our common stock at a price below NAV per share without stockholder approval. The prolonged inability to raise additional debt capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and have an adverse impact on our operating results.

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

Our portfolio consists primarily of debt and equity investments in privately owned middle-market companies. Investing in middle-market companies involves a number of significant risks. Typically, the debt in which we invest may be rated below investment grade by one or more rating agency. Compared to larger publicly traded companies, these middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

Some of these companies cannot obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, loans made to these types of companies pose a higher default risk than loans made to companies that have access to traditional credit sources. Generally, little, if any, public information is available about such companies. Therefore, we must rely on our employees’ diligence to obtain information necessary to make well informed investment decisions. If we do not uncover material information about these companies, we may not make a fully informed investment decision, which could, in turn, cause us to lose money on our investments.

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

Our total investment in companies may be significant, individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be affected adversely and the magnitude of the loss could be more significant than if we had made smaller investments in a greater number of companies.

Broadview is a publicly traded competitive local exchange carrier, or CLEC, serving primarily business customers. As of December 31, 2011, we held preferred stock in Broadview with a $10.9 million fair value. As of December 31, 2011, our investment in Broadview represented 1.5% of the fair value of our investment portfolio. During the year ended December 31, 2011, we recorded $92.1 million of unrealized depreciation related to our Broadview investment. In June 2011, Broadview terminated its previously announced tender offer for $301.4 million of its 11 3/8% Senior Secured Notes, which mature in September 2012, following Broadview’s review of market conditions. In addition, Broadview had $17.1 million of borrowings outstanding under its revolving credit facility which becomes payable on June 1, 2012. We reflected these liquidity events in the fair value of our investment as of December 31, 2011. The bond market continued to be challenging during the six months ended December 31, 2011 and Broadview’s Senior Secured Notes were downgraded in 2011. If Broadview is unable to refinance these debt facilities by their respective maturity dates, the value of our portfolio investment in Broadview could decline by up to the remaining fair value and we may be required to recognize additional unrealized depreciation on this investment. Also, if Broadview’s performance deteriorates or valuation multiples contract further in future periods, we may be required to recognize additional unrealized depreciation on this investment.

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

Because we sometimes borrow to make investments, our net income depends, in part, on the difference between the rate at which we borrow funds and the rate at which we invest these funds. Because a significant portion of our assets and liabilities may be priced using various short-term rate indices, including one-month to six-month LIBOR, commercial paper rates and the prime rate, the timing of changes in market interest rates or in the relationship between interest rate indices could affect the interest rates earned on our interest-earning assets differently than the interest rates we pay on interest-bearing liabilities. As a result, significant changes in market interest rates could have a material adverse effect on our net income. A significant portion of our variable rate loans have interest rate floors based on the LIBOR or prime rate. These floors minimize our exposure to significant decreases in interest rates.

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

Because preferred stock is another form of leverage and the dividends on any preferred stock we might issue must be cumulative, preferred stock has the same risks to our common stockholders as borrowings. Payment of any such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference. In addition, holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, could veto any such changes. We currently have no plans to issue preferred stock, but may in the future.

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

We have substantial indebtedness and if we do not service our debt arrangements adequately, our business could be harmed materially.

Both of our two securitized financing facilities, the SunTrust Warehouse and the MCG Commercial Loan Trust 2006-1, have entered their amortization periods and all principal payments received related to the securitized collateral will be used to reduce the outstanding borrowings under these facilities. Our ability to service our debt arrangements depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Under our warehouse financing facility, or SunTrust Warehouse, which was originally funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. but is now funded through SunTrust Bank, and our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code and impact our liquidity. In addition, these facilities include various affirmative and negative covenants, as well as certain cross-default provisions, whereby a payment default or acceleration under one of our debt facilities could, in certain circumstances, constitute a default under other debt facilities. In the event that there is a breach of one of the covenants contained in one of our debt facilities that has not been cured within any applicable cure period the lenders thereunder would have the ability, in certain circumstances, to accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to trusts that serve as the vehicles for our securitization facilities, and these trusts, which are bankruptcy remote, hold legal title to these assets. However, in the event of a default on these loans held by the trusts, we could potentially bear losses to the extent that the fair value of our collateral exceeds our borrowings.

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

Decreases in the fair values of our portfolio company investments, which we record as unrealized depreciation, could affect certain covenants in our credit facilities. Our SunTrust Warehouse requires that we maintain a consolidated tangible net worth of not less than $375.0 million plus 50% of the proceeds from any equity issuances after February 26, 2009. In the event that our investments experience a significant amount of unrealized depreciation, we could breach one or more of the covenants in our credit facilities, pursuant to which our lenders might, among other things, require full and immediate payment. The SunTrust Warehouse and MCG Commercial Loan Trust 2006-1 are non-recourse to MCG, the parent; therefore, in the event of a breach of one or more of these covenants, the lenders under these facilities may only look to the collateral in these facilities to satisfy the respective outstanding obligations under the SunTrust Warehouse and MCG Commercial Loan Trust 2006-1.

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

If we are not able to establish new credit facilities on favorable terms, our operations could be affected adversely.

Both of our two securitized financing facilities, the SunTrust Warehouse and the MCG Commercial Loan Trust 2006-1, have entered their amortization periods and all principal payments received related to the securitized collateral will be used to reduce the outstanding borrowings under these facilities. No funds from these facilities will be available to make new investments. We cannot be certain that we will be able to establish new borrowing facilities to provide capital for normal operations, including new originations. If we are unable to establish new facilities at a reasonable size, our liquidity will be reduced significantly. Even if we are able to consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under our existing facilities and they are declared in default, our operations could be affected adversely.

Historically, we have funded senior and subordinated debt to middle-market companies and purchased rated syndicated private debt in larger companies through our on-balance sheet securitization trust—Commercial Loan Trust 2006-1. This securitized trust included a five-year reinvestment period, during which the trust was permitted to use principal collections received from repayments of the underlying collateral to purchase new collateral from us. The reinvestment period ended on July 20, 2011 and all future principal collections received will be used to repay the securitized debt.

In addition to the SunTrust Warehouse and our MCG Commercial Loan Trust 2006-1 facility, Solutions Capital has issued SBA debentures that require our SBIC to generate sufficient cash flow to make required interest payments. Further, Solutions Capital must maintain a minimum capitalization that if impaired could materially and adversely affect our liquidity, financial condition and results of operations. Our borrowings under our SBA debentures are collateralized by the assets of Solutions Capital.

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

In the event that our asset coverage ratio falls below 200%, we will be unable to make distributions until our asset coverage ratio improves. If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. We cannot assure you that you will receive any distributions or distributions at a particular level. From December 2001 through December 31, 2011, we declared distributions totaling $12.81 per common share. Due to the market dislocation, we suspended our distributions from the third quarter of 2008 through the first quarter of 2010. We reinstated our distribution on April 29, 2010 and have continued to declare a quarterly dividend since that time; however, there can be no assurance that distributions will continue in the future.

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

Most of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

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

We depend on the continued services of our executive officers and other key management personnel. The loss of any of our executive officers or key management personnel could result in inefficiencies in our operations and lost business opportunities, which could have a negative impact on our business. In addition, under our SunTrust Warehouse, if any of Richard W. Neu, B. Hagen Saville or Stephen J. Bacica ceases to be involved actively in the management of MCG and is not replaced by a person reasonably acceptable to SunTrust within 90 consecutive calendar days of such occurrence, we would be in default under such facility. If we lose the services of any of Messrs. Neu, Saville or Bacica and are unable to identify and hire a suitably qualified replacement(s), it could trigger a termination event under the facility and entitle the administrative agent thereunder to exercise available remedies, including selling the collateral securing this facility and applying the proceeds to reduce outstanding borrowings thereunder.

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

Our wholly owned subsidiary, Solutions Capital, is licensed to operate as an SBIC and is regulated by the SBA. The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically, by an SBA examiner, to determine the SBIC’s compliance with the relevant SBA regulations, and be audited by an independent auditor.

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

SBA regulations currently limit the amount that a single-license SBIC subsidiary may borrow up to a maximum of $150.0 million when it has at least $75.0 million in private capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of January 2012, we have funded $75.0 million to Solutions Capital, and Solutions Capital has borrowed $150.0 million of SBA-guaranteed debentures.

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

The stock market in general and the market prices for securities of financial services companies, and BDCs in particular, have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. If current levels of market volatility continue or worsen, there can be no assurance that we will not continue to experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The trading price of our common stock following an offering may fluctuate substantially. The price of the common stock that will prevail in the market after an offering may be higher or lower than the price you paid and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be related directly to our operating performance. The market price and the liquidity of the market for our shares may from time to time be affected by a number of factors, which include, but are not limited to, the following:

•	our quarterly results of operations;

•	our origination activity, including the pace of, and competition for, new investment opportunities;

•	price and volume fluctuations in the overall stock market from time to time;

•	investors’ general perception of our company, the economy and general market conditions;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	the financial performance of the specific industries in which we invest on a recurring basis, including without limitation, our investments in the communications, cable and healthcare industries;

•	significant transactions or capital commitments by us or our competitors;

•	significant volatility in the market price and trading volume of securities of BDCs or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls or short trading positions;

•	potential future sales of debt securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	changes in laws or regulatory policies or tax guidelines with respect to BDCs or RICs;

•	loss of RIC status;

•	the inability to secure additional debt or equity capital;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	litigation or regulatory actions affecting us or our portfolio companies; or

•	departures of key personnel.

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

Neither we nor any of our subsidiaries own any facilities or real estate. However, during 2011 we leased 39,574 square feet of office space in Arlington, Virginia for our corporate headquarters and 6,758 square feet in Richmond, Virginia for certain administrative operations. The lease on our Arlington, Virginia office space will expire in February 2013. On December 31, 2011, the lease terminated on the office located in Richmond, Virginia and, at that time, we closed that office and relocated the administrative activities performed in that location to our corporate headquarters in Arlington, Virginia. We also leased, and sublet to third-parties, office space in California and Georgia that we no longer used. The lease on the office space located in California terminated during 2011 and we have not renewed or otherwise extended the lease.

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MCGC.” The following table sets forth the high and low last sales prices of our common stock for the periods indicated, as reported on the NASDAQ Global Select Market:

	Years ended December 31,
	2011		2010
Quarter Ended	High	Low	High	Low
March 31	$7.54	$6.02	$5.64	$4.42
June 30	$6.88	$5.95	$6.84	$4.68
September 30	$6.33	$3.70	$6.06	$4.69
December 31	$5.02	$3.65	$7.36	$5.90

Holders

On February 24, 2012 we had approximately 128 holders of record and approximately 21,711 beneficial holders of our common stock.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

As part of our dividend reinvestment plan for our common stockholders, we may direct the plan administrator to purchase shares of our common stock on the open market to satisfy dividend reinvestment requests related to dividends that we pay on outstanding shares of our common stock. In addition, for certain employees, we may be deemed to have purchased through the net issuance of shares, a portion of the shares of restricted stock previously issued under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, for which the forfeiture provisions have lapsed to satisfy the respective employee’s income tax withholding obligations. We retire immediately all such shares of common stock that we purchase in connection with such net issuance to employees. The following table summarizes the shares of common stock that we have purchased during the three months ended December 31, 2011.

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2011
Dividend reinvestment requirements(a)	18,373	$4.42	(b)	n/a	n/a
Restricted stock vesting(c)	23,697	$4.64	(d)	n/a	n/a

Total October 1 – 31, 2011	42,070	$4.54

November 1 – 30, 2011
Restricted stock vesting(c)	7,785	$4.41	(d)	n/a	n/a

December 1 – 31, 2011
Restricted stock vesting(c)	10,191	$3.99	(d)	n/a	n/a

Total shares / weighted average price paid	60,046	$4.43		n/a	n/a

(a)	Represents stock purchased on the open market to satisfy dividend reinvestment requests related to the dividend we paid on October 14, 2011.
(b)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.
(c)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.
(d)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.

Distribution Policy

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. Generally, we intend to distribute sufficient dividends to eliminate taxable income and may distribute more than the taxable income which would be considered a return of capital. As a RIC, we are subject to a 4% excise tax to the extent that we do not distribute on an actual or on deemed basis: (i) 98.0% of our current year ordinary income; and (ii) 98.2% of our current year net capital gain income.

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

The following table summarizes our distributions declared since January 1, 2010:

Date Declared	Record Date	Payment Date	Amount
February 24, 2012	April 13, 2012	May 15, 2012	$0.17
October 31, 2011	December 15, 2011	January 13, 2012	$0.17
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11

We will make future decisions with respect to the actual level of distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio at the time of such decision. For additional information about our distributions, see the Liquidity and Capital Resources and Distributions sections of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

Stock Performance Graph

The following comparative stock performance graph compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2006 through December 31, 2011, in each of: i) our common stock; ii) the Russell 2000 Index; and iii) the NASDAQ Financial 100 Index (capitalization weighted).

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

The selected consolidated financial data set forth in the following table with respect to our statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes below and to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing DNOI and (loss) earnings per common share basic and diluted. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto found at Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
(in thousands, except per share and other period-end data)	2011	2010	2009	2008	2007
Income statement data
Revenue	$85,696	$89,569	$99,834	$135,365	$187,119
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit)	37,658	40,565	38,188	56,090	101,918
Net investment loss	(129,873)	(54,819)	(94,353)	(257,601)	(12,887)
Distributable net operating income (“DNOI”)(a)	40,171	44,907	45,915	66,902	110,942
Net (loss) income	(93,115)	(13,072)	(51,059)	(191,245)	86,636
Per common share data
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit) per weighted-average common share—basic and diluted	$0.49	$0.54	$0.51	$0.78	$1.55
DNOI per weighted-average common share—basic and diluted(a)	$0.53	$0.60	$0.61	$0.93	$1.69
(Loss) earnings per weighted-average common share—basic and diluted	$(1.22)	$(0.17)	$(0.68)	$(2.65)	$1.32
Cash dividends declared per common share	$0.66	$0.37	$—	$0.71	$1.76

Selected period-end balances
Investment portfolio balance
Fair value	$741,166	$1,009,705	$986,346	$1,203,148	$1,545,090
Cost	1,017,218	1,245,673	1,154,924	1,470,123	1,564,401
Total assets	890,538	1,145,277	1,191,149	1,312,434	1,637,581
Borrowings	430,219	546,882	557,848	636,649	751,035
Total stockholders’ equity	434,952	578,016	615,683	658,911	834,689
Net asset value per common share outstanding(b)	$5.65	$7.54	$8.06	$8.66	$12.73

Other period-end data
Average size of investment
Fair value	$12,353	$14,221	$16,718	$17,188	$19,075
Cost	16,954	17,545	19,575	21,002	19,314
Number of portfolio companies	60	71	59	70	81
Number of employees	37	66	64	73	95
Reconciliation of DNOI to net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit)
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit)	$37,658	$40,565	$38,188	$56,090	$101,918
Amortization of employee restricted stock awards(c)	2,513	4,342	7,727	6,961	9,024
Goodwill impairment	—	—	—	3,851	—

DNOI	$40,171	$44,907	$45,915	$66,902	$110,942

Weighted-average common shares outstanding—basic and diluted	76,259	75,422	74,692	72,254	65,606
Shares outstanding at end of year	76,997	76,662	76,394	76,075	65,587

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
(c)

Amortization of employee restricted stock awards for 2011 includes $432 of amortization associated with our 2011 corporate restructuring, which were reported as restructuring expense on our Consolidated Statements of Operations. Amortization of employee restricted stock awards for 2008 Includes $106 of amortization of employee restricted stock awards associated with our 2008 corporate restructuring, which were reported as general and administrative expense on our Consolidated Statements of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and Other Data, and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, distributable net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; the cause of unrealized losses; the performance of our current and former portfolio companies; management’s desire to create a company with less credit and leverage risk yet one that has a sustainable and predictable level of net operating income and dividend generation; the expected reduction, over the next several years, of the size of the Company’s investment portfolio; annual non-compensation cost reduction opportunities and the timing of such cost reductions, which may never be realized; the timing of the anticipated wind down of the Company’s legacy equity positions and current secondary market facilities; the timing and level of staff reductions, as well as associated cost reductions, which may not be realized; future net operating income levels; expected cost savings, together with the earnings benefits from projected monetizations and the proposed conversions of legacy equity investments to debt instruments, and the anticipated offset to the earnings reduction attributable to the significant deleveraging of MCG’s balance sheet; future debt or equity issuances; the level of non-recurring costs, including severance costs, the amendment to the SunTrust Warehouse, the early retirement of private placement notes and other transitional costs; our belief that our experience in middle-market investing is a meaningful competitive advantage that we use to operate our business; our decisions to make dividend distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio; our belief that we will continue to be constrained by the limited access we have to debt and equity capital; our plans with regard to our second SBIC license; the reduction of investments in equity securities to less than 10% of the fair value of our portfolio over the next few years; the limitation of future investing activities principally to debt investments; our level of investments in control companies beyond those that are currently in our portfolio; our expectation regarding additional restructuring charges through 2013 and anticipated savings from our restructuring plan through December 31, 2012; the sufficiency of liquidity to meet 2012 operating requirements, as well as new origination opportunities and potential dividend distributions during the upcoming year; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part I of this Annual Report on Form 10-K.

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

Currently, we use borrowings under Solutions Capital, our wholly owned subsidiary, licensed as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act, to fund unitranche, second-lien and subordinated debt investments. Historically, we have funded senior and subordinated debt to middle-market companies and purchased rated syndicated private debt in larger companies through our on-balance sheet securitization trust—Commercial Loan Trust 2006-1. This securitized trust included a five-year reinvestment period, during which the trust was permitted to use principal collections received from repayments of the underlying collateral to purchase new collateral from us. The reinvestment period ended on July 20, 2011 and all future principal collections received will be used to repay the securitized debt.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As a BDC we must meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a 200% asset coverage ratio of total net assets to total senior securities excluding SBIC debt. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. If we satisfy these requirements, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders as distributions, allowing us to substantially reduce or eliminate our corporate-level tax liability. From time to time, our wholly owned subsidiaries may execute transactions that trigger corporate-level tax liabilities. In such cases, we recognize a tax provision in the period when it becomes more likely than not that the taxable event will occur.

Recent Developments

SIGNIFICANT DEVELOPMENTS IN 2011

In 2011, we continued to execute on our previously stated strategic plan to, among other initiatives, convert lower-yielding equity investments and unencumbered cash into yield-oriented new investment opportunities. We successfully monetized equity investments in 15 control and other equity positions generating cash proceeds of $64.3 million. Our liquidity position, together with the generation of DNOI of $0.53 per share, enabled the board to declare dividend distributions of $0.66 per share in 2011.

Notwithstanding the success of our 2011 monetization efforts and the solid performance of the majority of our investment portfolio, continued valuation adjustments to our largest control investment, Broadview, and valuation adjustments to certain other legacy investments resulted in a reported loss of $93.1 million for 2011. These losses, together with our limited access to debt and equity markets, have currently restricted our origination liquidity sources to our existing SBIC facility and unencumbered cash.

On October 31, 2011, Richard W. Neu, Chairman of our board of directors was elected as chief executive officer, succeeding Steven F. Tunney, Sr. who resigned in order to pursue other interests. Additionally, B. Hagen Saville, previously the Company’s Executive Vice President of Business Development and a member of our board of directors, was appointed President and Chief Operating Officer.

OUTLOOK

Under the direction of Messrs. Neu and Saville, MCG took a fresh look at how to prudently and expeditiously return the Company to its roots as a strong middle market debt lender. As part of that undertaking, every aspect of the Company was examined under the assumption that our legacy equity positions wind down over the course of 2012 and with the fundamental goal of simplifying operations.

This transition is consistent with the desire to create a company with less credit and leverage risk yet one that has a sustainable and predictable level of NOI and dividend generation. The transition also addresses the potential impact of an expected reduction, over the next several years, of the size of our investment portfolio as our existing secondary market funding facilities contractually wind down.

We are substantially complete with our process review. Relative to our fourth quarter annualized general and administrative costs, excluding costs related to the resignation of Mr. Tunney, we have identified non-

compensation cost reduction opportunities of approximately $4.5 million to $5.5 million per annum which, when fully implemented, we believe will target a non-compensation cost structure of approximately $5.5 million to $6.5 million. We expect these cost reductions to be embedded in our non-compensation general and administrative costs by no later than the end of the first quarter of 2013, which is when the lease on our current headquarters facility expires.

In addition to our process review, and taking into consideration the anticipated wind down of our legacy equity positions and current secondary market funding facilities, we undertook a comprehensive review of our current work force and structure. This review encompassed a benchmark review against internally managed peers together with a skill assessment of our current personnel. It was undertaken with the intended fundamental principle of allowing no degradation to the Company’s existing risk management profile.

As a result of this review, we would anticipate our current work force of 37 employees will transition to a level of 20 to 25 by year end 2012. This reduction in force is intended to generate a targeted future base compensation and benefits level of approximately $4.0 million to $5.0 million beginning in 2013.

As we enter 2013 and begin to realize the expected benefits of the initiatives discussed above, we are forecasting NOI of approximately $0.50 per share to $0.60 per share. In effect, the anticipated cost savings of approximately $8.5 million to $10.5 million, together with the earnings benefits from projected monetizations and proposed conversions of legacy equity investments to debt instruments, are intended to provide a substantial offset to the earnings reduction attributable to the significant deleveraging of our balance sheet.

In arriving at this forecast, a number of assumptions are required which, if incorrect, could materially change the results of our forecast, including potential monetizations and proposed conversions. However, we have assumed no incremental debt or equity issuances as we clearly recognize that the primary path to future debt and equity support from investors, at economic levels, is through the stabilization of our investment portfolio.

With respect to 2012, we are anticipating to incur non-recurring costs of approximately $0.10 per share to $0.15 per share, primarily associated with expected severance costs, the previously announced amendment of our SunTrust Warehouse facility, the early retirement of our private placement notes and other transitional costs. Excluding these costs, we are forecasting NOI of approximately $0.40 per share to $0.50 per share.

Recognizing the one time nature of the 2012 transitory costs, our strong liquidity position, and the importance of dividends to our investor base, we have committed to a dividend declaration level of $0.14 per share for the next two quarters. Accordingly, we will pay a $0.17 per share dividend in May 2012 followed by a $0.14 per share dividend in both July and October 2012. Such payments are expected to include a return of capital.

Lastly, as previously announced on January 17, 2012, we are authorized to repurchase shares of our common stock, up to $35 million, in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. As of March 1, 2012, no shares have been repurchased.

OVERVIEW OF RESULTS OF OPERATIONS

There were a number of indicators of modest growth in the United States’ economy during 2011. However, certain leading and lagging indicators suggest continuing volatility and economic instability. Our financial and operating results, including those of a number of our portfolio companies, continue to be affected by the weakness and volatility of certain segments of the economy.

During the year ended December 31, 2011, we reported a net loss of $93.1 million, or $1.22 per diluted share, compared to a net loss of $13.1 million, or $0.17 per diluted share, during the year ended December 31, 2010. This increase in net loss resulted primarily from a $75.1 million increase in net investment loss.

Our net operating income during the year ended December 31, 2011 was $37.7 million, or $0.49 per diluted share, compared to $40.6 million, or $0.54 per diluted share, during the year ended December 31, 2010. This $2.9 million, or 7.2%, decrease in our operating income from the comparable period in 2010 reflects a $3.9 million, or 4.3%, decrease in total revenue offset by a decrease in total operating expense by $1.0 million, or 2.0%. The decrease in total revenue primarily resulted from a $5.5 million, or 7.2%, decrease in interest income reflecting a 133 basis-point decrease in our spread to LIBOR partially offset by increases in our loan fee income and advisory fee income.

The decrease in total operating expense resulted primarily from a decrease in compensation expense by $6.5 million, or 31.7%, primarily due to a decrease in employee compensation and the timing of the recognition of certain stock-based compensation. In addition, interest expense decreased by $1.3 million, or 7.4%, due to a narrowing of the interest rate spread and a decrease in the average borrowing balance from 2010 compared to 2011. The decreases in compensation and interest expense were partially offset by $4.3 million in restructuring expense and a $2.5 million, or 22.1%, increase in general and administrative expense primarily due to severance costs related to the resignation of our former CEO and higher professional fees related to portfolio litigation and other corporate initiatives. In the fourth quarter of 2011, we recognized $2.7 million of expenses related to the resignation of our former chief executive officer consisting of $2.3 million recognized in general and administrative expense and $0.4 million recognized in amortization of employee restricted stock.

During the year ended December 31, 2011, we recorded net investment losses of $129.9 million, which primarily resulted from a $92.1 million decrease in the fair value of our investment in Broadview. Broadview, a public registrant, is a competitive local exchange carrier, or CLEC. We recorded $92.1 million of unrealized depreciation on our Broadview investment primarily to reflect, among other factors, continuing challenges in the bond market, a downgrade of Broadview’s corporate credit rating, delays by Broadview in refinancing its debt, as well as the near-term maturities of Broadview’s debt facilities. As of September 30, 2011, Broadview had $17.1 million of borrowings outstanding under its revolving credit facility, which becomes payable on June 1, 2012. In addition, as of September 30, 2011, Broadview had $301.4 million of outstanding senior secured notes, which will mature on September 1, 2012. If Broadview is unable to refinance these debt facilities by their respective maturity dates, the value of our portfolio investment in Broadview could decline by up to the remaining fair value at December 31, 2011, and we may be required to recognize additional unrealized depreciation on this investment. During the year ended December 31, 2011, we also recorded $28.8 million of unrealized depreciation on our investment in Jet Plastica Investors, LLC, or Jet Plastica, to reflect a decrease in that company’s operating performance.

A more detailed discussion of our results of operations for the year ended December 31, 2011 begins on page 44.

ACCESS TO CAPITAL AND LIQUIDITY

The availability of debt and equity capital continues to be constrained. We believe that we will continue to be constrained by the limited access we have to debt and equity capital. Because our stock continues to trade below net asset value, or NAV, and we do not have stockholder approval to sell equity below our NAV, we effectively lack access to the equity markets. Lenders, in general, may be reluctant to extend credit to us without such equity capital markets access.

As of December 31, 2011, we had $58.6 million of cash and cash equivalents available for general corporate purposes as well as $28.2 million of cash in restricted accounts related to our SBIC that we could use to fund new investments and $6.8 million of restricted cash held in escrow. In addition, we had $40.3 million of cash in securitization accounts, including $25.2 million in our Commercial Loan Trust 2006-1 that may only be used to make interest and principal payments on our securitized borrowings or distributions to MCG in accordance with the indenture agreement. In January 2012, we used $19.5 million of securitized cash to repay borrowings of our Commercial Loan Trust 2006-1. In addition, cash in securitization accounts included $15.1 million in our Commercial Loan Funding Trust that may only be used to make interest and principal payments on our securitized borrowings under the SunTrust Warehouse facility. In January 2012, we used $4.8 million to repay outstanding borrowings of our Commercial Loan Funding Trust, and this facility entered a 24-month amortization period with a final legal maturity in January 2014. All future principal collections by the Commercial Loan Funding Trust will be used to reduce the balance of the outstanding advances under this facility. The reinvestment period for Commercial Loan Trust 2006-1 ended on July 20, 2011 and all subsequent principal collections received will be used to repay the securitized debt.

In January 2011, the United States Small Business Administration, or SBA, increased its total commitment for potential borrowings from $130.0 million to $150.0 million. As of December 31, 2011, $128.6 million of SBA borrowings were outstanding, and in January 2012, we borrowed the remaining $21.4 million available under this facility in our wholly owned subsidiary, Solutions Capital.

In March 2011, we formed Solutions Capital II, L.P., and in May 2011, we submitted a license application to the SBA for a second SBIC license under Solutions Capital II, L.P. After discussions with the SBA, we elected to withdraw our application for a second license until the SBA has an opportunity to evaluate, among other things, the organizational impact of our recent restructuring and changes in management. We may seek to re-file our application for a second license in the future. There is no assurance that, if filed, the SBA will grant the additional license.

Portfolio Composition and Investment Activity

As of December 31, 2011, the fair value of our investment portfolio was $741.2 million, which represents a $268.5 million, or 26.6%, decrease from the $1,009.7 million fair value as of December 31, 2010. The following sections describe the composition of our investment portfolio as of December 31, 2011 and 2010 and describe key changes in our portfolio during 2011 and 2010.

The following table summarizes the composition of our investment portfolio at fair value:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$492,488	66.4%	$555,667	55.0%
Subordinated debt
Secured	124,289	16.8	190,309	18.9
Unsecured	12,203	1.7	12,321	1.2

Total debt investments	628,980	84.9	758,297	75.1

Equity investments
Preferred equity	89,931	12.1	218,690	21.7
Common/common equivalents equity	22,255	3.0	32,718	3.2

Total equity investments	112,186	15.1	251,408	24.9

Total investments	$741,166	100.0%	$1,009,705	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 17.5%, a portion of which may be in the form of paid in kind interest, or PIK. As of December 31, 2011, approximately 88.2% of the fair value of our loan portfolio had variable interest rates, based on a LIBOR benchmark or the prime rate, and 11.8% of the fair value of our loan portfolio had fixed interest rates. As of December 30, 2011, approximately 79.2% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR based index and prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

The following table summarizes our investment portfolio by industry at fair value:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$84,660	11.4%	$76,358	7.6%
Business services	78,468	10.6	87,897	8.7
Manufacturing	77,849	10.5	54,178	5.4
Education	69,124	9.3	43,704	4.3
Cable	43,122	5.8	92,467	9.2
Communications	34,507	4.7	150,907	14.9
Logistics	33,684	4.5	28,036	2.8
Electronics	31,966	4.3	30,409	3.0
Publishing	31,319	4.2	22,543	2.2
Food services	28,842	3.9	73,407	7.3
Broadcasting	28,185	3.8	53,996	5.3
Insurance	24,987	3.4	24,993	2.5
Technology	24,690	3.3	35,327	3.5
Plastic products	21,784	2.9	33,633	3.3
Information services	21,672	2.9	17,940	1.8
Repair services	19,839	2.7	—	—
Auto parts	19,778	2.7	16,959	1.7
Restaurants	18,578	2.5	11,150	1.1
Home furnishings	12,355	1.7	17,151	1.7
Agriculture	9,464	1.3	8,418	0.8
Cosmetics	8,521	1.2	—	—
Entertainment	7,539	1.0	11,782	1.2
Diversified financial services	2,207	0.3	12,489	1.2
Leisure activities	—	—	32,216	3.2
Sporting goods	—	—	42,886	4.2
Other(a)	8,026	1.1	30,859	3.1

Total	$741,166	100.0%	$1,009,705	100.0%

(a)	No individual industry within this category exceeds 1%.

As of December 31, 2011, our ten largest portfolio companies represented approximately 40.8% of the total fair value of our investments. These ten companies accounted for 34.7% of our total revenue during the year ended December 31, 2011.

During the year ended December 31, 2011, we had concentrations in certain industries, including the healthcare, business services and manufacturing industries. In addition, during the year ended December 31, 2010, we had a concentration in the communications industry. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the year ended
	As of December 31, 2011		As of December 31, 2010		December 31, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$84,660	11.4%	$76,358	7.6%	$10,926	12.7%	$10,754	12.0%
Business services	78,468	10.6	87,897	8.7	9,967	11.6	6,233	7.0
Manufacturing	77,849	10.5	54,178	5.4	5,754	6.7	657	0.7
Communications(a)	34,507	4.7	150,907	14.9	2,893	3.4	3,957	4.4

(a)	Includes Broadview, which represented $10.9 million, or 1.5%, and $103.0 million, or 10.2%, of the fair value of our investment portfolio as of December 31, 2011 and December 31, 2010, respectively.

CHANGES IN INVESTMENT PORTFOLIO

During the year ended December 31, 2011, we completed $284.9 million of originations and advances, including originations to 15 new portfolio companies and originations and advances to 22 existing portfolio companies, compared to $320.3 million of originations and advances during the year ended December 31, 2010. The following table summarizes our total portfolio investment activity during the years ended December 31, 2011 and 2010:

	Years ended December 31,
(in thousands)	2011	2010
Beginning investment portfolio	$1,009,705	$986,346
Originations and advances	284,864	320,267
Gross payments, reductions and sales of securities	(410,240)	(239,668)
Net realized (loss) gain	(89,798)	11,756
Net unrealized depreciation	(122,512)	(52,111)
Reversals of unrealized depreciation (appreciation)	82,428	(15,279)
Origination fees and amortization of unearned income	(13,281)	(1,606)

Ending investment portfolio	$741,166	$1,009,705

Originations and Advances

The following table shows our originations and advances during the years ended December 31, 2011 and 2010 by security type:

	Years ended December 31,
	2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$236,078	82.9%	$259,541	81.0%
Subordinated debt
Secured	32,351	11.3	37,490	11.7
Unsecured	1,953	0.7	13,240	4.2

Total debt investments	270,382	94.9	310,271	96.9

Equity investments
Preferred equity	13,968	4.9	9,279	2.9
Common/common equivalents equity	514	0.2	717	0.2

Total equity investments	14,482	5.1	9,996	3.1

Total originations and advances	$284,864	100.0%	$320,267	100.0%

The following table shows our significant originations and advances.

(in thousands)	Year ended December 31, 2011
Company	Originations	Draws/Advances	PIK Advances/ Dividends	Total
Debt
Education Management, Inc.	$25,000	$—	$—	$25,000
Industrial Safety Technologies, LLC	22,747	—	—	22,747
Qualawash Holdings, LLC	20,000	—	—	20,000
Jet Plastica Investors, LLC	12,000	4,250	995	17,245
NPS Holding, LLC	15,273	500	—	15,773
Virtual Radiologic Corp.	14,000	—	—	14,000
West World Media, LLC	11,250	—	114	11,364
Focus Brands, Inc.	11,000	—	—	11,000
Bentley Systems, Inc.	10,000	—	—	10,000
Sally Holdings, LLC	10,000	—	—	10,000
Rita’s Water Ice Franchise Company, LLC	9,375	—	—	9,375
Data Based Systems International, Inc.	9,000	—	314	9,314
Capstone Logistics, LLC	—	8,260	201	8,461
BarBri, Inc.	7,000	—	—	7,000
Chase Doors Holdings, Inc.	—	6,652	—	6,652
Georgia-Pacific Corporation	6,300	—	—	6,300
Tank Intermediate Holding Corp.	6,000	—	—	6,000
Gans Communications, LP	6,000	—	—	6,000
Scotsman Industries, Inc.	5,500	—	—	5,500
Visant Corporation	5,125	—	—	5,125
Other (< $5 million)	23,013	13,754	6,759	43,526

Total debt	228,583	33,416	8,383	270,382

Equity (< $5 million)	7,112	25	7,345	14,482

Total originations and advances	$235,695	$33,441	$15,728	$284,864

Repayments, Sales and Other Reductions of Investment Portfolio

The following table shows our gross payments, sales and other reductions of securities during the years ended December 31, 2011 and 2010 by security type:

	Years ended December 31,
	2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$256,928	62.6%	$88,252	36.8%
Subordinated debt
Secured	86,642	21.1	66,473	27.7
Unsecured	2,399	0.6	31,618	13.2

Total debt investments	345,969	84.3	186,343	77.7

Equity investments
Preferred equity	61,846	15.1	27,832	11.6
Common/common equivalents equity	2,425	0.6	25,493	10.7

Total equity investments	64,271	15.7	53,325	22.3

Total gross payments, sales and other reductions of securities	$410,240	100.0%	$239,668	100.0%

During the years ended December 31, 2011 and 2010, our gross payments, sales and other reductions of securities by transaction type included:

	Years ended December 31,
(in thousands)	2011	2010
Principal repayments and loan sales	$269,092	$125,035
Scheduled principal amortization	55,277	42,488
Sale of equity investments	50,771	49,356
Collection of accrued paid-in-kind interest and dividends	35,100	22,789

Total gross payments, sales and other reductions of securities	$410,240	$239,668

As shown in the following table, during the year ended December 31, 2011, we monetized all, or part of, 33 portfolio investments with proceeds totaling $343.8 million:

	Year ended December 31, 2011
(in thousands)	Principal Repayments, Amortization, and Loan Sales	Sale of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
Avenue Broadband LLC	$12,864	$29,153	$9,182	$51,199
Restaurant Technologies, Inc.	35,701	1,879	8,182	45,762
Superior Industries Investors, LLC	19,333	13,528	8,903	41,764
Teleguam Holdings, LLC	20,000	—	—	20,000
Savvis Communications Corporation	14,947	—	—	14,947
Equibrand Holding Corporation	13,080	—	1,348	14,428
MLM Holdings, Inc.	14,355	—	—	14,355
The Telx Group, Inc.	13,860	—	—	13,860
Maverick Healthcare Equity, LLC	12,500	—	888	13,388
Focus Brands, Inc.	10,909	—	—	10,909
Chase Doors Holdings, Inc.	10,206	—	—	10,206
Massage Envy, LLC	10,054	—	—	10,054
Interactive Data Corporation	9,950	—	—	9,950
Visant Corporation	6,983	—	—	6,983
Allen’s T.V. Cable Service, Inc.	6,480	65	373	6,918
Provo Craft & Novelty, Inc.	6,704	—	—	6,704
Georgia-Pacific Corporation	6,283	—	—	6,283
Knology, Inc.	6,090	—	—	6,090
Rural/Metro Operating Company, LLC	5,985	—	—	5,985
Coastal Sunbelt Real Estate, Inc.	2,000	2,171	1,084	5,255
Other (< $5 million)	25,786	2,711	230	28,727

Total monetizations	264,070	49,507	30,190	343,767
Other scheduled payments	60,299	1,264	4,910	66,473

Total gross payments, sales and other reductions of investment portfolio	$324,369	$50,771	$35,100	$410,240

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

Asset Quality

Asset quality is generally a function of portfolio company performance and economic conditions, as well as our underwriting and ongoing management of our investment portfolio. In addition to various risk management and monitoring tools, we use the following investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio:

Investment Rating	Summary Description
1	Capital gain expected or realized
2	Full return of principal and interest or dividend expected with customer performing in accordance with plan
3	Full return of principal and interest or dividend expected, but customer requires closer monitoring
4	Some loss of interest or dividend expected, but still expect an overall positive internal rate of return on the investment
5	Loss of interest or dividend and some loss of principal investment expected, which would result in an overall negative internal rate of return on the investment

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011			December 31, 2010
Investment Rating	Investments at Fair Value		% of Total Portfolio	Investments at Fair Value		% of Total Portfolio
1	$283,755	(a)	38.3%	$330,605	(a)	32.7%
2	290,583		39.2	370,694		36.7
3	142,639		19.2	173,447		17.2
4(b)	11,683		1.6	112,811		11.2
5(c)	12,506		1.7	22,148		2.2

Total	$741,166		100.0%	$1,009,705		100.0%

(a)	As of December 31, 2011 and 2010, Investment Rating “1” included $109.1 million and $112.2 million, respectively, of loans to companies in which we also hold equity securities.
(b)

During 2011, approximately $103.0 million of the reduction in Investment Rating 4 assets resulted from the reclassification of our investment in Broadview from Investment Rating 4 to Investment Rating 5.

(c)

Approximately $103.0 million of the increase in Investment Rating 5 assets resulted from the reclassification of our investment in Broadview from Investment Rating 4 to Investment Rating 5. This increase was partially offset by a $92.1 million decrease in the fair value of Broadview from December 31, 2010 to December 31, 2011.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and generally will cease recognizing interest income on that loan until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing PIK interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost.

The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status(a)	$13,963	2.00%	$10,388	1.18%	$9,615	1.53%	$6,157	0.81%
Not on non-accrual status	—	—	—	—	—	—	—	—

Total loans greater than 90 days past due(a)	$13,963	2.00%	$10,388	1.18%	$9,615	1.53%	$6,157	0.81%

Loans on non-accrual status(a)
0 to 90 days past due	$69,241	9.92%	$128,989	14.69%	$9,704	1.54%	$19,835	2.62%
Greater than 90 days past due	13,963	2.00	10,388	1.18	9,615	1.53	6,157	0.81

Total loans on non-accrual status(a)	$83,204	11.92%	$139,377	15.87%	$19,319	3.07%	$25,992	3.43%

(a)

The year-over-year change in total loans on non-accrual status primarily reflects our sales of, or repayments from, Active Brands International, Inc., Vox Communications Group Holdings, LLC, PremierGarage Holdings, LLC and Intran Media, LLC, as well as the write-off of our investment in Total Sleep Holdings, Inc. during the year ended December 31, 2011. Our investments in the debt issued by these portfolio companies were on non-accrual status as of December 31, 2010. Upon the sales and write-off of these investments, we reversed the previously unrealized depreciation and recorded realized losses.

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2010 through December 31, 2011:

	Year ended December 31, 2011
(In thousands)	Cost		Fair Value
Non-accrual loan balance as of December 31, 2010	$139,377		$25,992

Additional loans on non-accrual status
Plastic products	14,914		9,145
Other Media	9,247		4,235

Total additional loans on non-accrual status	24,161		13,380
Advances to companies on non-accrual status	9,543		9,543
Loans converted to equity	(5,904)		(5,904)
Payments received on loans on non-accrual status	(9,447)		(9,447)
Change in valuation of loans on non-accrual status	—		(9,039)
Reversal of previously recognized unrealized loss on non-accrual loans	—		69,320	(a)
Realized loss on non-accrual loans	(74,526	)(a)	(74,526	)(a)

Total change in non-accrual loans	(56,173)		(6,673)

Non-accrual loan balance as of December 31, 2011	$83,204		$19,319

(a)

Primarily reflects the sales of or repayments from Active Brands International, Inc., PremierGarage Holdings, LLC, Intran Media, LLC and Vox Communications Group Holdings, LLC, as well as the write-off of our investment in Total Sleep Holdings, Inc. during the year ended December 31, 2011. Our investments in the debt issued by these portfolio companies were on non-accrual status as of December 31, 2010. Upon the sales and write-off of these investments, we reversed the previously unrealized depreciation and recorded realized losses.

RESULTS OF OPERATIONS

The following section compares our results of operations for the year ended December 31, 2011 compared to 2010.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The following table summarizes the components of our net loss for the years ended December 31, 2011 and 2010.

	Years ended December 31,		Variance
(dollars in thousands)	2011	2010	$	Percentage
Revenue
Interest and dividend income
Interest income	$71,133	$76,625	$(5,492)	(7.2)%
Dividend income	7,344	7,368	(24)	(0.3)
Loan fees	3,731	2,536	1,195	47.1

Total interest and dividend income	82,208	86,529	(4,321)	(5.0)
Advisory fees and other income	3,488	3,040	448	14.7

Total revenue	85,696	89,569	(3,873)	(4.3)

Operating expenses
Interest expense	15,634	16,891	(1,257)	(7.4)
Employee compensation
Salaries and benefits	11,998	16,275	(4,277)	(26.3)
Amortization of employee restricted stock	2,081	4,342	(2,261)	(52.1)

Total employee compensation	14,079	20,617	(6,538)	(31.7)
General and administrative expense	14,036	11,495	2,541	22.1
Restructuring expense	4,289	1	4,288	NM

Total operating expenses	48,038	49,004	(966)	(2.0)

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision	37,658	40,565	(2,907)	(7.2)
Net investment loss before income tax provision	(129,873)	(54,819)	(75,054)	NM
(Loss) gain on extinguishment of debt before income tax provision	(863)	2,983	(3,846)	NM
Income tax provision	37	1,801	(1,764)	(97.9)

Net loss	$(93,115)	$(13,072)	$(80,043)	NM

NM=Not Meaningful

TOTAL REVENUE

Total revenue includes interest and dividend income and advisory fees and other income. During 2011, our total revenue was $85.7 million, which represents a $3.9 million, or 4.3%, decrease from 2010. This decline was composed primarily of a $5.5 million, or 7.2%, decrease in interest income, partially offset by a $1.2 million, or 47.1%, increase in loan fees income; and a $0.4 million, or 14.7%, increase in advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the year ended December 31, 2011.

INTEREST INCOME

The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During 2011, the total yield on our average debt portfolio at fair value was 10.7% compared to 11.7% during 2010. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011	2010
Average 90-day LIBOR	0.3%	0.3%
Spread to average LIBOR on average loan portfolio	10.7	12.1
Impact of fee accelerations of unearned fees on paid/restructured loans	0.3	0.1
Impact of non-accrual loans	(0.6)	(0.8)

Total yield on average loan portfolio	10.7%	11.7%

During 2011 interest income was $71.1 million, compared to $76.6 million during 2010, which represented a $5.5 million, or 7.2%, decrease. This decrease reflected a $7.1 million decrease in interest income resulting from a 133 basis-point decrease in our spread to LIBOR and a $1.3 million decrease resulting from the net impact of loans that were on non-accrual status during 2011 that were accruing interest during 2010. These decreases were partially offset by a $2.0 million increase resulting from a 3.3% rise in our average loan balance and a $0.9 million increase in interest income resulting from the impact of interest rate floors.

PIK Income

Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. PIK may be prepaid by either contract or the portfolio company’s choice, but generally is paid at the end of the loan term. The following table shows the PIK-related activity for 2011 and 2010, at cost:

	Years ended December 31,
(in thousands)	2011	2010
Beginning PIK loan balance	$30,923	$33,436
PIK interest earned during the period	7,794	12,652
Interest receivable converted to PIK	590	3,736
Payments received from PIK loans	(21,600)	(18,819)
PIK converted to other securities	(877)	(82)
Realized loss	(1,177)	—

Ending PIK loan balance	$15,653	$30,923

As of December 31, 2011 and 2010, we were not accruing interest on $8.9 million and $7.4 million, respectively, of the PIK loans, at cost, shown in the preceding table.

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

The following table summarizes our dividend activity for 2011 and 2010:

	Years ended December 31,
(in thousands)	2011		2010
Beginning accrued dividend balance	$90,981		$88,898
Dividend income earned during the period	7,344		7,368
Dividend collections	(13,500	)(a)	(3,970)
Realized loss	(113)		(1,315)

Ending accrued dividend balance	$84,712		$90,981

(a)	Includes $11.0 million of dividends collected through the sales of our equity investments in Avenue Broadband, LLC and Superior Industries, Inc.

LOAN FEES

Loan fees include origination fees on loans that we defer and amortize into interest income over the life of the loan. When repayments or restructurings with major modifications occur, we accelerate the recognition of previously unamortized loan origination fees into loan income. These accelerations have the effect of increasing current period income and may reduce future amortizable income. During 2011, our loan fees increased $1.2 million, or 47.1%, compared to 2010. This increase was primarily attributable to the acceleration of previously unamortized loan origination fees into loan income as a result of higher loan repayments during 2011.

ADVISORY FEES AND OTHER INCOME

Advisory fees and other income primarily include fees related to advisory and management services, equity structuring fees, syndication fees, prepayment fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During 2011, we earned $3.5 million of advisory fees and other income, which represented a $0.4 million, or 14.7%, increase from 2010. This increase primarily represents increases in advisory fees and prepayment penalties.

TOTAL OPERATING EXPENSES

Total operating expenses include interest, employee compensation and general and administrative expense. During 2011, we incurred $48.0 million of operating expenses, representing a $1.0 million, or 2.0%, decrease from the same period in the prior year. This decrease was composed of a $6.5 million decrease in employee compensation expense and a $1.3 million decrease in interest expense partially offset by a $4.3 million increase in restructure expense and a $2.5 million increase in general and administrative expense. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE

During 2011, we incurred $15.6 million of interest expense, which represented a $1.3 million, or 7.4%, decrease from 2010. A narrowing of the interest rate spread from 2.33% during 2010 to 2.15% during 2011 caused interest expense to decrease by $1.0 million. Interest expense also decreased $0.6 million as a result of a reduction in the average borrowing balance during 2011 compared to 2010. These decreases in interest expense were offset by a $0.3 million increase in interest expense related to amortization of deferred debt issuance costs.

EMPLOYEE COMPENSATION

Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During 2011, our employee compensation expense was $14.1 million, which represented a $6.5 million, or 31.7%, decrease from 2010. Our salaries and benefits decreased by $4.3 million, or 26.3%, primarily due to a $3.2 million decrease in incentive compensation and a $1.0 million decrease in salaries, which primarily resulted from a 42% reduction in our workforce that occurred as part of the corporate restructuring that we implemented during 2011.

During 2011, we recognized $2.1 million of compensation expense related to restricted stock awards, compared to $4.3 million for 2010, which represented a $2.3 million, or 52.1%, decrease. Included in the 2011 amortization of employee restricted stock was $0.4 million of amortization expenses associated with Mr. Tunney’s resignation. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in amortization of employee restricted stock. Issuance of restricted stock under the 2009 Long-Term Incentive Plan, or LTIP, was contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the compensation committee of our board of directors. We achieved the final price threshold for which restricted stock could be issued during 2011, resulting in the issuance of 86,500 shares of restricted common stock and the award of $1.0 million to LTIP participants.

On August 1, 2011, our board of directors approved the MCG Capital Corporation 2011 Retention Program, or the Retention Program, for the benefit of our employees. We designed the Retention Program to provide eligible employees with certain incentives related to their past service and continuing employment with MCG. The Retention Program consisted of an aggregate of $1.3 million in cash and up to 121,250 shares of restricted common stock.

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

GENERAL AND ADMINISTRATIVE

During 2011, general and administrative expense was $14.0 million, which represented a $2.5 million, or 22.1%, increase from 2010. During the three months ending December 31, 2011, we recognized $2.3 million of severance and other expenses associated with Mr. Tunney’s resignation. In addition, professional fees increased $1.3 million from 2010 resulting from portfolio-related litigation and other corporate initiatives in 2011. These increases were partially offset by $0.9 million of fees paid in the second quarter of 2010 related to the contested election of directors to our board of directors at our 2010 Annual Meeting.

RESTRUCTURING

We are restructuring our business to simplify our organizational structure, refine operations and reduce annual operating expenses. On August 1, 2011, our board of directors approved a plan to reduce our workforce by 42%, including 22 current employees and 5 resignations. As of December 31, 2011, we had 37 employees. Affected employees were eligible to receive severance pay, continuation of benefits and, for employees who previously had been awarded restricted stock, additional lapsing of restrictions associated with restricted stock awards.

We estimate that the aggregate charges associated with the plan will total $4.3 million to $4.4 million. These estimated costs primarily reflect severance pay and related obligations. During 2011, we incurred $4.3 million of restructuring expenses. During 2012 and 2013, we expect to record restructuring charges of $80,000 associated with the August 2011 workforce reduction, which represent the accretion costs of severance benefits.

NET OPERATING INCOME BEFORE NET INVESTMENT LOSS, (LOSS) GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION (BENEFIT)

Net operating income before investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit) for the year ended December 31, 2011 totaled $37.7 million, compared with $40.6 million for the year ended December 31, 2010. This increase is due to the items discussed above.

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

During 2011, DNOI was $40.2 million, or $0.53 per share, compared to $44.9 million, or $0.60 per share, for 2010. The following table shows a reconciliation of our reported net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit) to DNOI for 2011 and 2010:

	Years ended December 31,
(in thousands, except per share data)	2011	2010
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit)	$37,658	$40,565
Amortization of employee restricted stock awards(a)	2,513	4,342

DNOI	$40,171	$44,907

Per common share data (basic and diluted)
Weighted-average common shares outstanding	76,259	75,422

Loss per common share	$(1.22)	$(0.17)
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit) per common share	$0.49	$0.54
DNOI per common share	$0.53	$0.60

(a)

Results for 2011 include $432 of amortization of employee restricted stock awards associated with our corporate restructuring. These amortization expenses are included in restructuring expense on our Consolidated Statements of Operations.

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION

During 2011, we incurred $129.9 million of net investment loss before income tax provision, compared to $54.8 million of losses during 2010. These amounts represent the total of net realized (loss) gains, net unrealized (depreciation) appreciation, and reversals of unrealized (depreciation) appreciation. We reverse unrealized (depreciation) appreciation at the time that we realize the gain or loss.

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for 2011:

		Year ended December 31, 2011
(in thousands)	Industry	Type	Realized (Loss)/Gain	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(92,093)	$—	$(92,093)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(28,774)	—	(28,774)
Jenzabar, Inc.	Technology	Non-Affiliate	—	(11,049)	—	(11,049)
Intran Media, LLC	Other Media	Control	(7,946)	(6,088)	6,972	(7,062)
PremierGarage Holdings, LLC	Home Furnishings	Control	(9,256)	(5,379)	8,461	(6,174)
VOX Communications Group Holdings, LLC	Broadcasting	Non-Affiliate	(7,688)	—	5,645	(2,043)
Superior Industries Investors, Inc.	Sporting Goods	Control	1,010	—	(2,788)	(1,778)
Contract Datascan Holdings, Inc.	Business Services	Affiliate	—	(1,358)	—	(1,358)
Provo Craft & Novelty, Inc.	Leisure Activities	Non-Affiliate	(1,152)	(1,160)	1,151	(1,161)
Avenue Broadband LLC	Cable	Control	11,977	(325)	(11,895)	(243)
Total Sleep Holdings, Inc.	Healthcare	Control	(38,081)	—	38,054	(27)
RadioPharmacy Investors, LLC	Healthcare	Control	—	7,104	—	7,104
NPS Holding Group, LLC	Business Services	Control	—	3,857	—	3,857
GSDM Holdings, Corp.	Healthcare	Non-Affiliate	—	2,452	—	2,452
Cruz Bay Publishing, Inc.	Publishing	Non-Affiliate	—	2,035	—	2,035
Orbitel Holdings, LLC	Cable	Control	—	1,784	—	1,784
Stratford School Holdings, Inc.	Education	Affiliate	—	1,714	—	1,714
Restaurant Technologies, Inc.	Food Services	Non-Affiliate	1,750	1,429	(1,842)	1,337
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-Affiliate	171	2,693	(1,914)	950
Active Brands International, Inc.	Consumer Products	Non-Affiliate	(39,706)	—	39,829	123
GMC Television Broadcasting, LLC	Broadcasting	Control	(1,000)	99	1,000	99
Other (< $1 million net gain (loss))			(598)	465	567	434

Total			$(90,519)	$(122,594)	$83,240	$(129,873)

A summary of the reasons for significant changes in realized and unrealized (loss) and gain on investments and changes in unrealized appreciation and depreciation on investments for 2011 is set forth below.

•

During 2011, we recorded a $92.1 million decrease in the fair value of our investment in Broadview. In June 2011, Broadview withdrew its tender offer for $301.4 million of its 11 3/8% Senior Secured Notes, due in September 2012, following Broadview’s review of market conditions. As of September 30, 2011, Broadview had $17.1 million of borrowings outstanding under its revolving credit facility, which becomes payable on June 1, 2012. In addition, as of September 30, 2011, Broadview had $301.4 million of outstanding senior secured notes, which will mature on September 1, 2012. The $92.1 million decrease in fair value that we recorded during 2011, reflects, among other factors, the impact of continuing challenges in the bond market, a downgrade of Broadview’s corporate credit rating, continuing delays by Broadview in refinancing its debt, as well as the near-term maturities of its debt. The fair value of Broadview is consistent with an independent third-party valuation review. If Broadview is unable to refinance its debt facilities by their respective maturity dates, the value of our portfolio investment in Broadview could decline by up to the remaining fair value at December 31, 2011, and we may be required to recognize additional unrealized depreciation on this investment.

•

We recorded $28.8 million of unrealized depreciation on our investment in Jet Plastica, to reflect a decrease in that company’s operating performance. In addition, we also recorded unrealized depreciation on our investment in Jet Plastica to reflect an incremental investment that we made in this portfolio company during 2011, that we subsequently wrote down to zero.

•

In February 2012, we accepted $23.7 million for our senior preferred stock and warrant position in Jenzabar, Inc., or Jenzabar. This amount, which we believe significantly benefits our unencumbered cash position, resulted in an $11.0 million unrealized depreciation during 2011 of our investment in Jenzabar. The consideration received also settled any and all direct claims and counterclaims asserted in the litigation by and among the Company, Jenzabar and certain Jenzabar officers and directors. We will receive the balance of the payment for our position in Jenzabar in the amount of $990,000 for our subordinated preferred stock and will exchange those shares upon the final dismissal of the litigation, including the dismissal of the derivative claims.

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
Portfolio Company
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

During 2010, we sold our investments in MCI Holdings, LLC, JetBroadband Holdings, LLC; B&H Education, Inc.; Quantum Medical Holdings, LLC; and WebMediaBrands, Inc., as well as warrants to purchase common stock that we held in Metropolitan Telecommunications Holding Company. For each of these sales, we reversed unrealized appreciation (depreciation), that we had previously recognized and recorded a realized gain or (loss).

During 2010, we recorded $36.0 million of unrealized depreciation on our investment in Broadview, which reflected a number of inputs into our estimate of the fair value of this investment, including merger and acquisition comparables, private market transactions, public company comparables, a discounted cash flow analysis and an independent third-party valuation. In addition, we recognized unrealized depreciation on other investments in our portfolio, including Jet Plastica Investors, LLC; Active Brands International, Inc.; Total Sleep Holdings, Inc.; and PremierGarage Holdings, LLC, primarily because of a decrease in the performance of these companies and a reduction in valuation multiples. The remaining unrealized (depreciation) appreciation shown in the above table resulted predominantly from changes in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.

(LOSS) GAIN ON EXTINGUISHMENT OF DEBT

We paid a $0.9 million premium when we repurchased $17.4 million of our private placement notes during 2011. In 2010, we repurchased $8.0 million of collateralized loan obligations for $4.4 million that previously had been issued by our Commercial Loan Trust 2006-1, which resulted in the recognition of a $3.6 million gain on extinguishment of debt, excluding the effect of the amortization of the acceleration of $0.1 million in deferred debt costs. Additionally, in 2010, we paid a $0.5 million premium when we repurchased $25.3 million of our private placement notes. This premium represents 2% of the principal amount to be purchased with monetization proceeds as required by our agreement with the holders of these unsecured notes.

INCOME TAX PROVISION

During 2011, we recorded a $37,000 income tax provision compared to a $1.8 million income tax provision during 2010. Approximately $1.6 million of the income tax expense accrued for the year ended December 31, 2010 was attributable to the sale of JetBroadband Holdings, LLC in July 2010. The income tax expense for 2011 and the remaining tax expense for 2010 were primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

NET LOSS

During 2011, we recorded a net loss of $93.1 million compared to a net loss of $13.1 million during 2010. This change is attributable to the items discussed above.

SELECTED QUARTERLY DATA

The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2011. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2011 Quarters				2010 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
INCOME STATEMENT DATA
Revenue	$19,475	$20,710	$21,208	$24,303	$23,484	$22,571	$21,768	$21,746
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision	7,464	5,953	11,238	13,003	11,876	11,400	8,850	8,439
Net investment loss before income tax provision	(56,429)	(31,052)	(21,448)	(20,944)	(29,689)	(9,800)	(12,966)	(2,364)
Distributable net operating income (“DNOI”)(a)	8,168	6,732	11,644	13,627	12,855	12,413	9,973	9,666
Net (loss) income	(48,973)	(25,109)	(10,218)	(8,815)	(17,748)	(529)	(750)	5,955
PER COMMON SHARE DATA
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision per common share—basic and diluted	$0.09	$0.08	$0.15	$0.17	$0.16	$0.15	$0.12	$0.11
DNOI per weighted-average common share—basic and diluted(a)	$0.11	$0.09	$0.15	$0.18	$0.17	$0.16	$0.13	$0.13
(Loss) earnings per weighted-average common share—basic and diluted	$(0.64)	$(0.33)	$(0.13)	$(0.12)	$(0.23)	$(0.01)	$(0.01)	$0.08
Cash dividends declared per common share	$0.17	$0.17	$0.17	$0.15	$0.14	$0.12	$0.11	$—
SELECTED PERIOD-END BALANCES
Investment portfolio balances
Fair value	$741,166	$824,173	$849,101	$954,349	$1,009,705	$924,253	$997,590	$991,032
Cost	1,017,218	1,060,243	1,092,092	1,183,616	1,245,673	1,120,171	1,180,337	1,159,794
Total assets	890,538	1,009,009	1,066,056	1,105,150	1,145,277	1,136,665	1,170,463	1,171,385
Borrowings	430,219	490,019	511,210	527,343	546,882	508,899	534,278	534,892
Total stockholders’ equity	434,952	496,481	534,033	557,093	587,016	606,078	614,855	622,897
Net asset value per common share outstanding(c)	$5.65	$6.44	$6.93	$7.23	$7.54	$7.92	$8.03	$8.16

OTHER PERIOD-END DATA
Average size of investment
Fair value	$12,353	$13,293	$13,267	$14,244	$14,221	$14,907	$16,908	$17,087
Cost	16,954	17,101	17,064	17,666	17,545	18,067	20,006	19,996
Number of portfolio companies	60	62	64	67	71	62	59	58
Number of employees	37	39	63	63	66	66	65	65
RECONCILIATION OF DNOI TO NET OPERATING INCOME BEFORE INVESTMENT LOSS, (LOSS) GAIN ON EXTINGUISHMENT OF DEBT AND INCOME TAX PROVISION
Net operating income before investment loss, (loss) gain on extinguishment of debt and income tax provision	$7,464	$5,953	$11,238	$13,003	$11,876	$11,400	$8,850	$8,439
Amortization of employee restricted stock awards(b)	704	779	406	624	979	1,013	1,123	1,227

DNOI(a)	$8,168	$6,732	$11,644	$13,627	$12,855	$12,413	$9,973	$9,666

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	76,514	76,404	76,343	75,765	75,648	75,486	75,392	76,339
NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD-END	76,997	77,035	77,046	77,065	76,662	76,542	76,557	76,338

a)

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

(b)

Results for Q3 2011 and Q4 2011 include $431 and $1, respectively, of amortization of employee restricted stock awards associated with our corporate restructuring. These amortization expenses are included in restructuring expense on our Consolidated Statements of Operations.

(c)	Based on common shares outstanding at period-end.

The following tables summarize key unaudited information about our investment portfolio for the eight quarters ended December 31, 2011. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2011 Quarters				2010 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$492,488	$535,247	$535,320	$547,280	$555,667	$437,709	$419,398	$379,600
Subordinated debt
Secured	124,289	124,203	132,830	177,628	190,309	187,918	237,226	272,713
Unsecured	12,203	14,411	14,353	12,588	12,321	12,241	40,848	30,760

Total debt investments	628,980	673,861	682,503	737,496	758,297	637,868	697,472	683,073

Equity investments
Preferred equity	89,931	116,310	133,350	183,735	218,690	244,864	248,983	261,931
Common equity/equivalents	22,255	34,002	33,248	33,118	32,718	41,521	51,135	46,028

Total equity investments	112,186	150,312	166,598	216,853	251,408	286,385	300,118	307,959

Total portfolio	$741,166	$824,173	$849,101	$954,349	$1,009,705	$924,253	$997,590	$991,032

Percentage of total portfolio
Debt investments
Senior secured debt	66.4%	64.9%	63.0%	57.4%	55.0%	47.4%	42.0%	38.3%
Subordinated debt
Secured	16.8	15.1	15.7	18.6	18.9	20.3	23.8	27.5
Unsecured	1.7	1.8	1.7	1.3	1.2	1.3	4.1	3.1

Total debt investments	84.9	81.8	80.4	77.3	75.1	69.0	69.9	68.9

Equity investments
Preferred equity	12.1	14.1	15.7	19.2	21.7	26.5	25.0	26.4
Common equity/equivalents	3.0	4.1	3.9	3.5	3.2	4.5	5.1	4.7

Total equity investments	15.1	18.2	19.6	22.7	24.9	31.0	30.1	31.1

Total portfolio	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

YIELD ON AVERAGE LOAN PORTFOLIO AT FAIR VALUE
Average 90-Day LIBOR	0.5%	0.3%	0.3%	0.3%	0.3%	0.4%	0.4%	0.3%
Spread to average LIBOR on average loan portfolio	10.1	10.8	10.7	11.0	11.5	12.4	11.9	12.4
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	0.6	0.2	0.2	—	0.2	0.1	0.1
Impact of non-accrual loans	(0.7)	(0.8)	(0.8)	(0.3)	(0.5)	(1.0)	(0.9)	(0.8)

Total yield on average loan portfolio	10.0%	10.9%	10.4%	11.2%	11.3%	12.0%	11.5%	12.0%

COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
Percentage of loans with fixed interest rates	11.8%	11.4%	12.5%	20.6%	24.5%	30.7%	39.3%	43.9%
Percentage of loans with floating interest rates	88.2%	88.6%	87.5%	79.4%	75.5%	69.3%	60.7%	56.1%
PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	3.1%	4.4%	5.3%	4.4%	3.4%	4.3%	4.7%	4.1%
Loans greater than 90 days past due	1.5%	1.6%	1.0%	0.9%	0.8%	1.0%	0.9%	0.9%
PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	11.9%	11.9%	13.2%	13.9%	15.9%	18.3%	15.1%	12.9%
Loans greater than 90 days past due	2.0%	3.2%	2.8%	2.0%	1.2%	2.0%	2.4%	2.9%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following table summarizes the components of our net loss for the years ended December 31, 2010 and 2009:

	Years ended December 31,		Variance
(dollars in thousands)	2010	2009	$	Percentage
Revenue
Interest and dividend income
Interest income	$76,625	$88,309	$(11,684)	(13.2)%
Dividend income	7,368	6,149	1,219	19.8
Loan fees	2,536	2,848	(312)	(11.0)

Total interest and dividend income	86,529	97,306	(10,777)	(11.1)
Advisory fees and other income	3,040	2,528	512	20.3

Total revenue	89,569	99,834	(10,265)	(10.3)

Operating expenses
Interest expense	16,891	23,444	(6,553)	(28.0)
Employee compensation
Salaries and benefits	16,275	14,825	1,450	9.8
Amortization of employee restricted stock	4,342	7,727	(3,385)	(43.8)

Total employee compensation	20,617	22,552	(1,935)	(8.6)
General and administrative expense	11,496	15,650	(4,154)	(26.5)

Total operating expenses	49,004	61,646	(12,642)	(20.5)

Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit)	40,565	38,188	2,377	6.2

Net investment loss before income tax provision (benefit)	(54,819)	(94,353)	39,534	41.9
Gain on extinguishment of debt before income tax provision (benefit)	2,983	5,025	(2,042)	(40.6)

Income tax provision (benefit)	1,801	(81)	1,882	NM

Net loss	$(13,072)	$(51,059)	$37,987	NM

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

On July 30, 2010, JetBroadband Holdings, LLC sold substantially all of its assets to Shentel Cable Company, a wholly owned subsidiary of Shenandoah Telecommunications Company. Our cash proceeds in connection with the exit of this investment included $8.5 million of payments received from PIK loans. In addition, during the year ended December 31, 2010, we received a $3.8 million cash repayment of PIK from NDSSI Holdings, LLC, a $3.7 million cash repayment of PIK related to the payoff of subordinated debt from MCI Holdings LLC, a $1.1 million cash payment of PIK from The Matrixx Group, Incorporated and PIK payments totaling $1.7 million from 15 other portfolio companies.

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

LOAN FEES

During 2010, our loan fees decreased $0.3 million, or 11.0% from 2009.

ADVISORY FEES AND OTHER INCOME

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

EMPLOYEE COMPENSATION

During 2010, our employee compensation expense was $20.6 million, which represented a $1.9 million, or 8.6%, decrease from 2009. Our salaries and benefits increased by $1.5 million, or 9.8%, primarily due to a $1.4 million increase in incentive compensation, reflecting changes in the fair value of liability awards under the LTIP. Our amortization of employee restricted stock decreased $3.4 million, or 43.8%, which represented certain awards being fully expensed in 2009 as well as fewer shares awarded during 2010. Awards under the LTIP are contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the compensation committee of our board of directors. We achieved two of these price thresholds in 2010, resulting in the issuance of 346,000 shares of restricted common stock and the award of $2.0 million to LTIP participants.

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

DISTRIBUTABLE NET OPERATING INCOME

During 2010, DNOI was $44.9 million, or $0.60 per share, compared to $45.9 million, or $0.61 per share, for 2009. The following table shows a reconciliation of our reported net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit) to DNOI for 2010 and 2009:

	Years ended December 31,
(in thousands, except per share data)	2010	2009
Net operating income before net investment loss, gain on extinguishment of debt and income tax provision(benefit)	$40,565	$38,188
Amortization of employee restricted stock awards	4,342	7,727

DNOI	$44,907	$45,915

Per common share data (basic and diluted)
Weighted-average common shares outstanding	75,422	74,692

Loss per common share	$(0.17)	$(0.68)
Net operating income before net investment loss, gain on extinguishment of debt and income tax provision (benefit) per common share	$0.54	$0.51
DNOI per common share	$0.60	$0.61

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION (BENEFIT)

During 2010, we incurred $54.8 million of net investment loss before income tax provision (benefit), compared to $94.4 million of losses during 2009. The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the year ended December 31, 2010:

(in thousands)			Year ended December 31, 2010
Portfolio Company	Industry	Type	Realized (Loss)/ Gain	Unrealized (Depreciation) / Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain

Broadview Network Holdings, Inc.	Communications	Control	$—	$(35,965)	$—	$(35,965)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(28,048)	—	(28,048)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(18,515)	—	(18,515)
Total Sleep Holdings, Inc.	Healthcare	Control	—	(5,271)	—	(5,271)
JetBroadband Holdings, LLC	Cable	Control	(5,943)	(1,756)	3,418	(4,281)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(4,109)	—	(4,109)
Intran Media, LLC	Other Media	Control	—	(3,223)	—	(3,223)
B&H Education, Inc.	Education	Non-affiliate	3,678	(72)	(3,642)	(36)
Jenzabar, Inc.	Technology	Non-affiliate	—	7,319	—	7,319
RadioPharmacy Investors, LLC	Healthcare	Control	—	7,150	—	7,150
Avenue Broadband LLC	Cable	Control	—	6,497	—	6,497
MCI Holdings LLC	Healthcare	Non-affiliate	9,531	3,486	(9,663)	3,354
Stratford School Holdings, Inc.	Education	Affiliate	—	3,103	—	3,103
GSDM Holdings, LLC	Healthcare	Non-affiliate	—	2,080	—	2,080
Metropolitan Telecommunications Holding Company	Communications	Non-affiliate	10,157	3,610	(11,756)	2,011
Coastal Holdings, LLC	Real Estate Investments	Non-Affiliate	—	1,795	—	1,795
Teleguam Holdings , LLC	Communications	Non-affiliate	—	1,695	—	1,695
Orbitel Holdings, LLC	Cable	Control	—	1,122	—	1,122
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-Affiliate	—	1,096	—	1,096
G&L Investment Holdings, LLC	Insurance	Non-Affiliate	—	1,086	—	1,086
Sagamore Hill Broadcasting, LLC	Broadcasting	Non-affiliate	—	1,057	—	1,057
Quantum Medical Holdings, LLC	Laboratory Instruments	Non-affiliate	1,362	357	(1,074)	645
Home Interiors & Gifts, Inc.	Home Furnishings	Control	(3,458)	1	3,645	188
WebMediaBrands Inc.	Information Services	Non-affiliate	(1,981)	—	1,984	3
Other (< $1 million net gain (loss))			(1,492)	3,995	1,925	4,428

Total			$11,854	$(51,510)	$(15,163)	$(54,819)

During 2010, we sold our investments in MCI Holdings, LLC, JetBroadband Holdings, LLC; B&H Education, Inc.; Quantum Medical Holdings, LLC; and WebMediaBrands, Inc., as well as warrants to purchase common stock that we held in Metropolitan Telecommunications Holding Company. For each of these sales, we reversed unrealized appreciation (depreciation), that we had previously recognized and recorded a realized gain or (loss).

During 2010, we recorded $36.0 million of unrealized depreciation on our investment in Broadview, which reflects a number of inputs into our estimate of the fair value of this investment, including merger and acquisition comparables, private market transactions, public company comparables, a discounted cash flow analysis and an independent third-party valuation. In addition, we recognized unrealized depreciation on other investments in our portfolio, including Jet Plastica Investors, LLC; Active Brands International, Inc.; Total Sleep Holdings, Inc.; and PremierGarage Holdings, LLC, primarily because of a decrease in the performance of these companies and a reduction in valuation multiples. The remaining unrealized (depreciation) appreciation shown in the above table resulted predominantly from changes in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.

The following table summarizes our realized and unrealized (loss) gain on investments and changes in our unrealized appreciation and depreciation on investments during 2009:

(in thousands)			Year ended December 31, 2009
Portfolio Company	Industry	Type	Realized (Loss)/Gain	Unrealized Appreciation/ (Depreciation)	Reversal of Unrealized (App reciation)/ Depreciation	Net (Loss)/ Gain

Total Sleep Holdings, Inc.	Healthcare	Control	$—	$(24,624)	$—	$(24,624)
TNR Holdings Corp.	Entertainment	Control	(36,716)	(15,801)	36,889	(15,628)
Stratford School Holdings, Inc.	Education	Affiliate	—	(8,219)	—	(8,219)
Active Brands International, Inc.	Consumer Products	Non-affiliate	—	(7,828)	—	(7,828)
NPS Holdings Group, LLC	Business Services	Control	(1,580)	(7,272)	1,574	(7,278)
Jenzabar, Inc.	Technology	Non-affiliate	—	(6,929)	—	(6,929)
GMC Television Broadcasting, LLC	Broadcasting	Control	—	(6,200)	—	(6,200)
VOX Communications Group Holdings, LLC	Broadcasting	Non-affiliate	—	(4,779)	—	(4,779)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(3,410)	—	(3,410)
Summit Business Media Intermediate Holding Company, LLC	Information Services	Non-affiliate	—	(3,366)	—	(3,366)
Cruz Bay Publishing, Inc.	Publishing	Non-affiliate	—	(3,297)	—	(3,297)
CWP/RMK Acquisition Corp.	Home Furnishings	Non-affiliate	(10,692)	(3,621)	11,509	(2,804)
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Non-affiliate	—	(2,706)	—	(2,706)
Jet Plastica Investors, LLC	Plastic Products	Control	—	(2,507)	—	(2,507)
Intran Media, LLC	Other Media	Control	—	(1,563)	—	(1,563)
Cleartel Communications, Inc.	Communications	Control	(150,212)	(1,352)	150,136	(1,428)
Avenue Broadband LLC	Cable	Control	—	(1,309)	—	(1,309)
Construction Trailer Specialists, Inc.	Auto Parts	Non-affiliate	—	(1,245)	—	(1,245)
CEI Holdings Inc.	Cosmetics	Non-affiliate	(3,190)	(926)	3,179	(937)
Flexsol Packaging Corp.	Plastic Products	Non-affiliate	(2,821)	(847)	2,772	(896)
B&H Education, Inc.	Education	Non-affiliate	—	3,204	—	3,204
PremierGarage Holdings, LLC	Home Furnishings	Control	—	1,497	—	1,497
Cyrus Networks, LLC	Business Services	Non-affiliate	—	1,406	34	1,440
Golden Knight II CLO, Ltd.	Diversified Financial Services	Non-affiliate	—	1,401	—	1,401
LMS INTELLIBOUND, INC.	Logistics	Control	16,257	—	(15,065)	1,192
GSDM Holdings LLC	Healthcare	Non-affiliate	—	1,052	—	1,052
Teleguam Holdings, LLC	Communications	Non-affiliate	—	1,024	—	1,024
Marietta Intermediate Holding Corporation	Cosmetics	Non-affiliate	(1,832)	—	2,028	196
XFone, Inc.	Communications	Affiliate	(1,969)	—	1,969	—
Other			771	618	205	1,594

Total			$(191,984)	$(97,599)	$195,230	$(94,353)

During 2009, we wrote off our investment in Cleartel Communications, Inc., which resulted in the realization of a $150.2 million loss and the reversal of $150.1 million of unrealized depreciation that we had recorded in previous years. In addition, we sold our investments in TNR Holdings, Inc.; CEI Holdings, Inc.; Flexsol Packaging Corp.; XFone, Inc.; and Marietta Intermediate Holding Corporation, as well as our equity investments in CWP/RMK Acquisition Corp., and LMS INTELLIBOUND, INC. For each of these sales, we reversed unrealized appreciation (depreciation), that we had recognized in previous years and we recorded a realized gain or (loss). These changes and the remaining unrealized depreciation shown in the above table resulted predominantly from decreases in the performance of certain of the portfolio companies, and, to a lesser extent, decreases in the comparable multiples that we used to estimate the fair value of the investments.

GAIN ON EXTINGUISHMENT OF DEBT

In 2010, we repurchased $8.0 million of collateralized loan obligations for $4.4 million that previously had been issued by our Commercial Loan Trust 2006-1. We recognized a $3.6 million gain on extinguishment of debt, excluding the effect of the amortization of the acceleration of $0.1 million in deferred debt costs during 2010. In accordance with our former agreement with noteholders of our private placement notes, we used certain of the proceeds from the monetization of unencumbered investments to repurchase $25.3 million of our private placement notes. Under the terms of the former agreement with the private placement noteholders, we were required to repurchase these notes at a 102% premium over the principal amount of these notes, which resulted in our recognition of a $0.5 million loss on the extinguishment of this debt during 2010.

In January 2009, we repurchased $7.5 million of collateralized loan obligations for $2.1 million that previously had been issued by our wholly owned subsidiary, Commercial Loan Trust 2006-1. As a result of this purchase, we recognized a $5.4 million gain on extinguishment of debt during 2009. Partially offsetting this gain was $0.4 million of premiums we paid when we repurchased $18.5 million of our Private Placement Notes.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED

Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•

Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of December 31, 2011 and 2010, we had $58.6 million and $45.0 million, respectively, in cash and cash equivalents. As of December 31, 2011, our cash and cash equivalents included $44.4 million that was held in interest-bearing accounts.

•

Cash, securitization accounts include principal and interest payments received on securitized loans, which, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. We are generally required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements. As of December 31, 2011 and 2010, we had $40.3 million and $42.2 million, respectively, in cash, securitization accounts.

•

Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash was represented by cash held by Solutions Capital, our SBIC, which generally is restricted to the origination of new loans from our SBIC. As of December 31, 2011 and 2010, we had $35.0 million and $29.4 million respectively, of restricted cash.

During the year ended December 31, 2011, our operating activities provided $188.3 million of cash and cash equivalents, compared to $35.8 million used during the year ended December 31, 2010. The $224.1 million increase in cash provided by operating activities resulted primarily from increased monetizations which was partially offset by increased investments in portfolio companies. During the year ended December 31, 2011, our financing activities used $174.7 million of cash, compared to $26.6 million provided during the year ended December 31, 2010. This $201.3 million increase in cash used in financing activities was due primarily to a $61.0 million net increase in cash held in securitization and restricted cash accounts, a $30.9 million increase in payments of dividends, a $53.5 million increase in payments on borrowings, and a $56.0 million decrease in proceeds from our borrowings.

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

We expect to continue to monetize our equity investments to reduce them to less than 10% of the fair value of our portfolio over the next few years. We generally expect to limit our future investing activities principally to debt investments and do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future. To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon an assessment of the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio at the time of such decision.

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

We have incurred $4.3 million of restructuring expenses during the year ended December 31, 2011. We expect to incur approximately $80,000 of additional restructuring charges through 2013 which represents accretion costs. Excluding these severance and severance-related costs, we believe that the implementation of this restructuring plan, which included the closure of one of our offices and other reductions in our general and administrative expense, will result in approximately $6.7 million to $7.0 million of savings through December 31, 2012.

Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for 2012, as well as liquidity for new origination opportunities and potential dividend distributions.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS

As of December 31, 2011, we reported $430.2 million of borrowings on our Consolidated Balance Sheets at cost. We estimate that the fair value of these borrowings as of December 31, 2011 was approximately $412.6 million, based on market data and current interest rates. As of December 31, 2011, the weighted-average annual interest rate on all of our outstanding borrowings was 2.7%, excluding the amortization of deferred debt issuance costs. The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital, a wholly owned subsidiary, as an SBIC, under the SBIC Act.

			December 31, 2011		December 31, 2010
(dollars in thousands)	Maturity Date		Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011		$—	$—	$17,434	$17,434
Series 2007-A	October 2012	(a)	8,717	8,717	8,717	8,717
Commercial Loan Funding Trust
Variable Funding Note	January 2014	(b)	150,000	55,822	150,000	100,251
Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018	(c)	63,389	63,389	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018	(c)	2,983	2,983	50,000	—
Series 2006-1 Class A-3 Notes	April 2018	(c)	50,711	50,711	85,000	85,000
Series 2006-1 Class B Notes	April 2018	(c)	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(d)	April 2018	(c)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(e)	April 2018	(c)	46,494	29,247	47,500	29,880
SBIC (Maximum borrowing potential)(f)	(g	)	150,000	128,600	130,000	108,600

Total borrowings			$576,044	$430,219	$698,651	$546,882

(a)	In January 2012, we repaid in full and terminated the Series 2007-A private placement notes.
(b)	In January 2012, this facility entered a 24-month amortization period and the legal final maturity date was extended to January 2014.
(c)

Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date. The reinvestment period for this facility ended on July 20, 2011 and we will use all future principal collections from collateral in the facility to repay the securitized debt.

(d)

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

(f)

As of December 31, 2011, we had the potential to borrow up to $150.0 million of SBA-guaranteed debentures under the SBIC program. As of December 31, 2011, the SBA had approved and committed up to $150.0 million in borrowings to the SBIC. As of December 31, 2011, we have funded $75.0 million, which allows us to utilize the full $150.0 million borrowing potential approved and committed by the SBA under this program. In January 2012, Solutions Capital borrowed the remaining $21.4 million of the commitment.

(g)

As of December 31, 2011, we could originate new borrowings under the $150.0 million commitment made by the SBA through September 2015. We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur between September 2018 and September 2025. In January 2012, Solutions Capital borrowed the remaining $21.4 million of the commitment; therefore, repayment of our SBIC borrowings will occur between September 2018 and March 2022.

Each of our credit facilities has certain collateral requirements and/or financial covenants. As of December 31, 2011, the net worth covenant of our SunTrust Warehouse required that we maintain a consolidated tangible net worth of not less than $450.0 million, plus 50% of any equity raised after February 26, 2009. However, in January 2012, the net worth covenant requirement was amended effective as of and after December 31, 2008 to be not less than $375.0 million, plus 50% of any equity raised after February 26, 2009. Under the SunTrust Warehouse covenants, we must also maintain an asset coverage ratio of at least 180%.

As of December 31, 2011, our asset coverage ratio was 244% and we had $21.4 million of unused, currently available borrowing capacity remaining in our SBIC subsidiary (subject to the SBA’s approval) that is exempt from the asset coverage ratio requirements under the SEC exemptive order issued to us in October 2008.

As of December 31, 2011, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

As each of our borrowing facilities matures, it is important that we have sufficient liquidity available to repay our borrowing obligations. We may obtain the liquidity for repayment of our borrowing facilities from a number of sources, including cash on-hand, the maturity or monetization of our investment portfolio, other borrowing facilities and equity issuances, and from other borrowing arrangements.

We fund all of our current debt facilities through our bankruptcy remote, special-purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. We continue to service those portfolio investments that we use as collateral in our secured borrowing facilities.

PRIVATE PLACEMENT NOTES

In October 2005, we issued $50.0 million of Series 2005-A unsecured notes with a five-year maturity. Initially, the Series 2005-A notes bore interest at 6.73% per annum, which was amended in 2009 to 9.98% per annum. In March 2011, we repaid the Series 2005-A notes in full.

In October 2007, we issued $25.0 million of Series 2007-A unsecured notes with a five-year maturity. Initially, the Series 2007-A notes bore interest at a 6.71% per annum, which was amended in 2009 to 8.96% per annum. In January 2012, we repaid the Series 2007-A notes in full.

COMMERCIAL LOAN FUNDING TRUST

As of December 31, 2011, we had a $55.8 million balance outstanding under the SunTrust Warehouse, which was originally funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. and is now funded through SunTrust Bank. The SunTrust Warehouse is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that MCG Capital Corporation, the parent, sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating and agency rating. The pool of commercial loans must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. In January 2012, we entered into an amendment to the SunTrust Warehouse, which among other things, accelerated the scheduled termination date to January 2012 and set the final maturity of this facility to January 17, 2014.

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

In addition, under our SunTrust Warehouse, if Richard W. Neu, B. Hagen Saville or Stephen J. Bacica ceases to be involved actively in the management of MCG and is not replaced by a person reasonably acceptable to SunTrust within 90 consecutive calendar days of such occurrence, we would be in default under such facility. If we lose the services of any of Messrs. Neu, Saville or Bacica and are unable to identify and hire a suitably qualified replacement(s), it could provide SunTrust with the right to accelerate the facility and entitle the administrative agent thereunder to exercise available remedies, including selling the collateral securing this facility and applying the proceeds to reduce outstanding borrowings thereunder.

The following table sets forth the maturity of the SunTrust Warehouse, as well as the maturity of the securitized assets and the December 31, 2011 balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$55,822	$4,765	$51,057	$—	$—

Collateral
Securitized investments	125,397	4,349	58,141	62,907	—
Cash, securitization accounts	15,111	15,111	—	—	—

Total collateral	$140,508	$19,460	$58,141	$62,907	$—

COMMERCIAL LOAN TRUST 2006-1

As of December 31, 2011, we had $237.1 million of securitized debt outstanding under the Commercial Loan Trust 2006-1, which matures in April 2018. We retain all of the equity in the securitization. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The securitization included a five-year reinvestment period, during which the trust was permitted to use principal collections received on the underlying collateral to purchase new collateral from us.

The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(a)	$237,080	$19,501	$—	$—	$217,579

Collateral
Fair value of securitized investments	302,362	7,831	93,494	188,444	12,593
Fair value of equity investments	282	—	—	—	282	(b)
Cash, securitization account	25,195	25,195	—	—	—

Total collateral	$327,839	$33,026	$93,494	$188,444	$12,875

(a)

Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date. The reinvestment period for this facility ended on July 20, 2011 and all future principal collections from collateral in the facility will be used to repay the securitized debt.

(b)	Equity investments do not have a stated maturity date.

We were able to use the cash in the securitized account, as well as proceeds from principal collections of securitized investments, to originate new loans until July 20, 2011. The reinvestment period ended on July 20, 2011 and all subsequent principal collections received will be used to repay the securitized debt. On October 20, 2011, the next payment date for this facility after the end of the reinvestment period, we used $80.2 million of securitized cash in that facility (primarily representing previous principal collections) to repay a portion of this facility. Any additional principal collections or monetization proceeds that we receive from collateral used to securitize this Commercial Loan Trust 2006-1 must be applied to the outstanding balance of that facility. Upon maturity of this facility, any remaining balance must be repaid, otherwise all or part of the associated collateral may be forfeited. As shown in the above table, repayments of principal of the collateral held by this facility are expected to permit the repayment of Commercial Loan Trust 2006-1 prior to its April 2018 maturity.

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. As of December 31, 2011, the license gave Solutions Capital the potential to borrow up to $150.0 million, which is the maximum amount of outstanding leverage available to single-license SBIC companies. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis.

In total, the SBA has approved and committed $150.0 million in borrowings to Solutions Capital, subject to certain capital requirements and customary procedures. We may use these funds to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To realize the full $150.0 million potential borrowing for which we have received approval under this program, we needed to fund a total of $75.0 million to Solutions Capital, which we have done as of December 31, 2011. As of December 31, 2011, $128.6 million of SBA borrowings were outstanding, and in January 2012, Solutions Capital borrowed the remaining $21.4 million of the commitment.

SBICs are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that an SBIC will receive SBA-guaranteed debenture funding, which is dependent upon continued compliance with SBA regulations and policies. The SBA, as a creditor, will have superior claim to Solutions Capital’s assets over our stockholders in the event we liquidate Solutions Capital or the SBA exercises its remedies under the SBA-guaranteed debentures issued by Solutions Capital upon an event of default.

The following table sets forth the maturity of Solutions Capital debentures, as well as the maturity of the investments and the current balance of restricted cash in Solutions Capital as of December 31, 2011.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$128,600	$—	$—	$—	$128,600

Collateral
Fair value of debt investments	173,070	—	3,720	157,147	12,203
Fair value of equity investments	9,341	—	—	—	9,341	(a)
Cash, restricted account	28,762	28,762	—	—	—

Total collateral	$211,173	$28,762	$3,720	$157,147	$21,544

(a)	Equity investments do not have a stated maturity date.

As shown in the above table, the collateral in this facility exceeds the outstanding balance.

WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS

The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2011 and 2010:

	For the year ended
(dollars in thousands)	December 31, 2011	December 31, 2010
Weighted-average borrowings	$501,116	$524,632

Average LIBOR	0.34%	0.35%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.15	2.33
Impact of amortization of deferred debt issuance costs	0.59	0.50

Weighted-average cost of funds	3.08%	3.18%

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of December 31, 2011, we had $22.6 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of December 31, 2011, we had no outstanding guarantees or standby letters of credit.

(in thousands)	As of December 31, 2011
Unused commitments to portfolio companies	Non-Affiliate Investments	Affiliate Investments	Control Investments	Total
Revolving credit facilities	$8,886	$6,200	$3,769	$18,855
Other	2,027	—	1,750	3,777

Total unused commitments to portfolio companies	$10,913	$6,200	$5,519	$22,632

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of December 31, 2011:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations(b)	$237,080	$19,501	$—	$—	$217,579
Warehouse facility	55,822	4,765	51,057	—	—
Unsecured notes	8,717	8,717	—	—	—
SBIC	128,600	—	—	—	128,600

Total borrowings	430,219	32,983	51,057	—	346,179
Interest payments on borrowings(c)	74,177	11,518	19,370	16,630	26,659
Operating leases	2,529	2,137	392	—	—
Severance obligations(d)	5,493	3,779	1,714	—	—

Total contractual obligations	$512,418	$50,417	$72,533	$16,630	$372,838

(a)	Excludes the unused commitments to extend credit to our customers of $22.6 million as discussed above.
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
(d)

Represents remaining severance payments, benefits, deferred compensation and employer taxes that we are obligated to pay to employees who were terminated as a result of the corporate restructuring that we undertook in August 2011 and our former chief executive officer.

DISTRIBUTIONS

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. Generally, we intend to distribute sufficient dividends to eliminate taxable income and may distribute more than the taxable income which would be considered a return of capital. As a RIC, we are subject to a 4% excise tax to the extent that we do not distribute on an actual or on deemed basis: (i) 98.0% of our current year ordinary income; and (ii) 98.2% of our current year net capital gain income.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities and SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared distributions of $12.81 per share.

The following table summarizes the distributions that we declared since January 1, 2009:

Date Declared	Record Date	Payable Date	Dividends per Share
February 24, 2012	April 13, 2012	May 15, 2012	$0.17
October 31, 2011	December 15, 2011	January 13, 2012	$0.17
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11

As of the end of each fiscal year, we make the determinations of the tax attributes of our distributions, including determinations of return of capital, based upon our taxable income and distributions paid for the full year, which we report to each stockholder on a Form 1099. Based on the tax attributes of the distributions that we declared for 2011, 37% were from ordinary income and 63% were a return of capital. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

Each year, we mail statements on Form 1099-DIV to our stockholders, which identify the source of the distribution, such as paid from ordinary income, paid from net capital gains on the sale of securities and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for tax purposes. A portion of the distributions that we paid to stockholders during fiscal years 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital. During the fiscal year 2009, we did not declare or pay any dividends to stockholders. During 2011 and 2010, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. We will monitor 2012 taxable income in order to ensure compliance with the distribution requirements as a RIC. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

For tax years ended on or before December 31, 2010, we were able to carryforward net capital losses that we may have incurred for a period of eight years. In December 2010, Congress enacted the Regulated Investment Company Modernization Act of 2010, which, in part, will allow us to indefinitely carryover net capital losses that we may incur after 2010. For the tax years ended December 31, 2011, 2010 and 2009, we had net capital losses of $26.0 million, $5.2 million and $54.2 million, respectively, which we will carry forward to offset future net capital gains to the extent provided by federal tax law. The net capital loss carryforward from 2010 will expire in the tax year ending December 31, 2018 and the net capital loss carryforward from 2009 will expire in the tax year ending December 31, 2017.

The following table reconciles GAAP net loss to taxable net income for 2011 and 2010:

(in thousands)	Years ended December 31,
	2011	2010
Net loss	$(93,115)	$(13,072)
Difference between book and tax losses on investments	52,005	(52,865)
Net change in unrealized depreciation on investments not taxable until realized	39,354	66,673
Capital losses in excess of capital gains	25,992	4,861
Timing difference related to deductibility of long-term incentive compensation	(5,909)	1,594
Taxable interest income on non-accrual loans(a)	(1,257)	14,857
Dividend income accrued for GAAP purposes that is not yet taxable	(7,344)	(7,368)
Distributions from taxable subsidiaries	2,152	3,529
Federal tax provision	37	1,801
Other, net	4,337	25

Taxable income before deductions for distributions	$16,252	$20,035

(a)

Results for the year ended December 31, 2011 reflect the reversal of interest we previously recognized on non-accrual loans of portfolio investments that we monetized. In accordance with the Internal Revenue Code, we are required to recognize as taxable interest income all interest that is owed to us by portfolio companies, including interest on those debt investments that are on non-accrual status for GAAP reporting purposes.

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

DETERMINATION OF FAIR VALUE IN GOOD FAITH

As a BDC, we invest primarily in illiquid securities, including debt and equity securities of private companies. To protect our investments and maximize our returns, we negotiate the structure of each equity security and the majority of the debt securities in our investment portfolio. Our contracts with our portfolio companies generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership and corporate governance parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In some cases, our loan agreements also allow for increases in the spread to the base index rate, if the portfolio company’s financial or operational performance deteriorates or shows negative variances from its business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the portfolio company’s plan. Generally, our investments are subject to some restrictions on resale and have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation processes require analyses of numerous market, industry and company-specific factors, including: the performance of the underlying investment; the financial condition of the portfolio company; changing market events; market prices, when available; and other factors relevant to the individual security.

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

Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•

Majority-Owned Control Investments—Majority-owned control investments comprise 14.8% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority owned control investments comprise 1.3% of our investment portfolio. For our non-majority owned control equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Non-Control Investments—Non-control investments comprise 83.9% of our investment portfolio. Quoted prices are not available for 82.1% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of December 31, 2011, these securities represented 15.0% of our investment portfolio. We utilize independent pricing services with certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, either we obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period for 99.6% of the fair value of our investment portfolio as of December 31, 2011.

The majority of the valuations performed by the independent valuation firms utilize proprietary models and inputs. We have used, and intend to continue to use, independent valuation firms to provide additional support for our internal analyses. Our board of directors considers our valuations, as well as the independent valuations and reviews, in its determination of the fair value of our investments. We base the fair value of our interest rate swaps on a binding broker quote, which is based on the estimated net present value of the future cash flows using a forward interest rate yield-curve in effect as of the measurement period.

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

BORROWING FACILITIES

As described more fully in Liquidity and Capital Resources—Borrowings, we have outstanding borrowings from various lenders through warehouse loan facilities and the SBA. In addition, we have bankruptcy remote, special-purchase entities that issued debt collateralized by pools of loans that we transferred to the entity. We have recorded our obligation to repay all of our borrowings at cost on our Consolidated Balance Sheets. We account for loans transferred to our bankruptcy remote, special-purpose entities for use in securitization transactions in accordance with ASC 860—Transfers and Servicing.

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

SHARE-BASED COMPENSATION

In accordance with ASC Topic 718—Compensation—Stock Compensation, or ASC 718, we recognize compensation cost related to share-based awards for which forfeiture provisions are expected to lapse over the requisite service period.

INCOME TAXES

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. Generally, we intend to distribute sufficient dividends to eliminate taxable income and may distribute more than the taxable income which would be considered a return of capital. We are subject to a 4% excise tax to the extent that we do not distribute on an actual or on deemed basis: (i) 98.0% of our current year ordinary income; and (ii) 98.2% of our current year net capital gain income.

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

RECENT DEVELOPMENTS

AMENDED WAREHOUSE SALE AND SERVICING AGREEMENT

In January 2012, we entered into an amendment to the SunTrust Warehouse to accelerate the termination date of the facility to January 17, 2012. The facility entered a 24-month amortization period and the new legal final maturity date is January 17, 2014. In connection with the execution of the amendment, $4.8 million from the principal collections account in the MCG Commercial Loan Funding Trust was used to reduce the outstanding advances from the SunTrust Warehouse. After this repayment, the new balance of the outstanding advances from the SunTrust Warehouse is $51.1 million. All future principal collections will be used to further reduce the balance of the outstanding advances. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the warehouse facility may only look to the collateral to satisfy the outstanding obligations under this facility.

We also agreed to a number of modifications to the SunTrust Warehouse terms, including a decrease in the required amount of the minimum consolidated tangible net worth of the Company from $450 million plus 50% of any equity raised after February 26, 2009 to $375 million plus 50% of any equity raised after February 26, 2009. The amendment also removed certain requirements that were to be met in order for the pool of commercial loans in the Trust to be fully included in the borrowing base, such as those relating to average loan amount limit and obligor residency and industry diversity. In addition, SunTrust approved Richard W. Neu, our Chief Executive Officer, as an acceptable replacement for Steven F. Tunney in the management of the Company, and the amendment modified the key man provision to include Stephen Bacica, our Chief Financial Officer, in addition to B. Hagen Saville, our President and Chief Operating Officer, and Richard W. Neu.

We paid to SunTrust an amendment fee of $0.5 million, or 1.0% of the advances outstanding after the repayments related to the amendment. In addition, due to the reduction of the facility we will recognize in interest expense approximately $1.5 million of accelerated deferred financing fees in the first quarter of 2012. The interest rate margin on outstanding advances, which accrue interest based on the commercial paper or eurodollar rate, is 3.25%.

PAY-OFF OF PRIVATE PLACEMENT NOTES

On January 17, 2012, we repaid in full and terminated the Series 2007-A unsecured notes. In connection with the termination of the notes and pursuant to the terms of a prepayment and waiver agreement with the noteholders, we paid to the noteholders $8.7 million of principal, $0.2 million in accrued interest and $0.2 million in prepayment fees.

STOCK REPURCHASE PLAN

On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. As of March 1, 2012, no shares have been repurchased.

DRAW OF SBA COMMITMENT

As of December 31, 2011, The SBA had approved and committed $150.0 million in borrowings to us through Solutions Capital. As of December 31, 2011, $128.6 million of SBA borrowings were outstanding. In January 2012, Solutions Capital borrowed the remaining $21.4 million of the commitment. The new borrowings bear an interim financing rate of 1.8%. The rate will become fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

PORTFOLIO INVESTMENTS

In February 2012, we accepted $23.7 million for our senior preferred stock and warrant position in Jenzabar. This amount, which we believe significantly benefits our unencumbered cash position, resulted in an $11.0 million unrealized depreciation during 2011 of our investment in Jenzabar. The consideration received also settled any and all direct claims and counterclaims asserted in the litigation by and among the Company, Jenzabar and certain Jenzabar officers and directors. We will receive the balance of the payment for our position in Jenzabar in the amount of $990,000 for our subordinated preferred stock and will exchange those shares upon the final dismissal of the litigation, including the dismissal of the derivative claims.

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

FAIR VALUE

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: 1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; 2) a description of the valuation processes in place; and 3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We will adopt this standard beginning on January 1, 2012. We do not anticipate that our implementation of this standard will have a material impact on our process for measuring fair values, our financial position or our results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were a number of indicators of modest growth in the United States’ economy during 2011. However, certain leading and lagging indicators suggest continuing risk and volatility. In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in their meeting debt service requirements and an increase in defaults.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of December 31, 2011, approximately 88.2% of our loan portfolio, at fair value, bore interest at a spread to LIBOR or prime rate, and 11.8% at a fixed interest rate. As of December 31, 2011, approximately 79.2% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 1.75% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.48% as of December 31, 2011. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.

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

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$51,211	$—	$23,244	$—
Prime rate	27,867	—	49,227	—
LIBOR
30-day	71,794	—	92,787	—
60-day	12,500	—	—	—
90-day	462,293	237,080	478,896	311,880
180-day	14,038	—	—	—
Commercial paper	—	55,822	—	100,251
Fixed rate	109,640	137,317	257,536	134,751

Total	$749,343	$430,219	$901,690	$546,882

Based on our December 31, 2011 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of December 31, 2011, the quarterly average LIBOR was 0.48% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income (Loss)
100	$2,272	$2,929	$(657)
200	8,544	5,858	2,686
300	16,537	8,787	7,750

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MCG Capital Corporation

We have audited MCG Capital Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MCG Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MCG Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2011, and the consolidated financial highlights for each of the five years in the period ended December 31, 2011. Our report dated March 1, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MCG Capital Corporation

We have audited the accompanying consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2011, and the consolidated financial highlights for each of the five years in the period ended December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2011, by correspondence with the custodians, or by other appropriate auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2011 and 2010, the consolidated results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2011 and its consolidated financial highlights for each of the five years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MCG Capital Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 1, 2012

MCG Capital Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$58,563	$44,970

Cash, securitization accounts	40,306	42,245

Cash, restricted	34,964	29,383

Investments at fair value
Non-affiliate investments (cost of $570,209 and $684,785, respectively)	570,133	646,116
Affiliate investments (cost of $40,858 and $43,721, respectively)	51,770	53,300
Control investments (cost of $406,151 and $517,167, respectively)	119,263	310,289

Total investments (cost of $1,017,218 and $1,245,673, respectively)	741,166	1,009,705

Interest receivable	4,049	5,453

Other assets	11,490	13,521

Total assets	$890,538	$1,145,277

Liabilities
Borrowings (maturing within one year of $32,983 and $18,858, respectively)	$430,219	$546,882

Interest payable	2,710	2,291

Dividends payable	13,092	10,735
Other liabilities	9,565	7,353

Total liabilities	455,586	567,261

Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on December 31, 2011 and 2010, 76,997 issued and outstanding on December 31, 2011 and 76,662 issued and outstanding on December 31, 2010	770	767
Paid-in capital	1,009,748	1,008,823
Distributions in excess of earnings
Paid-in capital	(195,310)	(166,029)

Other	(103,912)	(28,555)
Net unrealized depreciation on investments	(276,344)	(236,990)

Total stockholders’ equity	434,952	578,016

Total liabilities and stockholders’ equity	$890,538	$1,145,277

Net asset value per common share at end of period	$5.65	$7.54

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$65,874	$61,396	$64,209
Affiliate investments (5% to 25% owned)	5,266	4,859	4,470
Control investments (more than 25% owned)	11,068	20,274	28,627

Total interest and dividend income	82,208	86,529	97,306

Advisory fees and other income
Non-affiliate investments (less than 5% owned)	2,458	1,982	1,333
Affiliate investments (5% to 25% owned)	—	320	—
Control investments (more than 25% owned)	1,030	738	1,195

Total advisory fees and other income	3,488	3,040	2,528

Total revenue	85,696	89,569	99,834

Operating expenses
Interest expense	15,634	16,891	23,444
Employee compensation
Salaries and benefits	11,998	16,275	14,825
Amortization of employee restricted stock awards	2,081	4,342	7,727

Total employee compensation	14,079	20,617	22,552
General and administrative expense	14,036	11,495	15,644
Restructuring expense	4,289	1	6

Total operating expenses	48,038	49,004	61,646

Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit)	37,658	40,565	38,188

Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	(46,887)	17,529	(18,015)
Affiliate investments (5% to 25% owned)	(703)	36	(1,947)
Control investments (more than 25% owned)	(42,929)	(5,711)	(172,022)

Total net realized (loss) gain on investments	(90,519)	11,854	(191,984)

Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	38,593	(10,296)	(6,803)
Affiliate investments (5% to 25% owned)	1,333	4,036	(5,442)
Control investments (more than 25% owned)	(80,010)	(61,130)	110,642
Derivative and other fair value adjustments	730	717	(766)

Total net unrealized (depreciation) appreciation on investments	(39,354)	(66,673)	97,631

Net investment loss before income tax provision (benefit)	(129,873)	(54,819)	(94,353)

(Loss) gain on extinguishment of debt before income tax provision (benefit)	(863)	2,983	5,025

Income tax provision (benefit)	37	1,801	(81)

Net loss	$(93,115)	$(13,072)	$(51,059)

Loss per basic and diluted common share	$(1.22)	$(0.17)	$(0.68)
Cash distributions declared per common share	$0.66	$0.37	$—
Weighted-average common shares outstanding—basic and diluted	76,259	75,422	74,692

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Increase (decrease) in net assets from operations
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (provision) benefit	$37,658	$40,565	$38,188
Net realized (loss) gain on investments	(90,519)	11,854	(191,984)
Net unrealized (depreciation) appreciation on investments	(39,354)	(66,673)	97,631
(Loss) gain on extinguishment of debt	(863)	2,983	5,025
Income tax (provision) benefit	(37)	(1,801)	81

Net loss	(93,115)	(13,072)	(51,059)

Distributions to stockholders
Distributions from net investment income	(21,596)	(25,097)	—
Distributions in excess of net investment income (accumulated distributions in excess of net investment income and capital gains for December 31, 2011, 2010 and 2009 were $195,310, $166,029 and $162,783, respectively)	(29,281)	(3,246)	—
Distributions forfeited	—	7	—

Net decrease in net assets resulting from stockholder distributions	(50,877)	(28,336)	—

Capital share transactions
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	2,081	4,342	7,727
Employee awards accounted for as restructuring expense	432	—	—
Non-employee director awards accounted for as general and administrative expense	64	76	135
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(1,638)	(661)	—
Net forfeitures of restricted common stock	(11)	(16)	—
Cancellation of common stock held as collateral for stockholder loans	—	—	(92)
Stockholder loans
Unrealized appreciation on stockholder loans	—	—	(31)
Repayment of stockholder loans	—	—	92

Net increase in net assets resulting from capital share transactions	928	3,741	7,831

Total decrease in net assets	(143,064)	(37,667)	(43,228)
Net assets
Beginning of period	578,016	615,683	658,911

End of period	$434,952	$578,016	$615,683

Net asset value per common share at end of period	$5.65	$7.54	$8.06
Common shares outstanding at end of period	76,997	76,662	76,394

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities
Net loss	$(93,115)	$(13,072)	$(51,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Investments in portfolio companies	(255,852)	(294,904)	(58,673)
Principal collections related to investment repayments or sales	375,138	216,879	196,575
Decrease (increase) in interest receivable, accrued payment-in-kind interest and dividends	20,052	(395)	(13,330)
Amortization of restricted stock awards
Employee	2,513	4,342	7,727
Non-employee director	64	76	135
Decrease in cash—securitization accounts from interest collections	2,961	2,552	1,305
Increase in restricted cash—escrow accounts	(1,799)	—	—
Depreciation and amortization	4,125	3,954	5,395
Unrealized appreciation on stockholder loans	—	—	(31)
Decrease in other assets	207	166	1,160
Increase (decrease) in other liabilities	3,246	(7,223)	663
Realized (gain) loss on investments	90,519	(11,854)	191,984
Net change in unrealized depreciation (appreciation) on investments	39,354	66,673	(97,631)
Loss (gain) on extinguishment of debt	863	(2,983)	(5,025)

Net cash provided by (used in) operating activities	188,276	(35,789)	179,195

Cash flows from financing activities
Payments on borrowings	(142,526)	(88,983)	(73,776)
Proceeds from borrowings	25,000	81,000	—
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	(1,022)	64,344	(72,953)
Restricted cash	(3,782)	(8,151)	(20,253)
Payment of financing costs	(2,184)	(3,353)	(4,175)
Distributions paid	(48,520)	(17,608)	—
Cancellation of common stock held as collateral for stockholder loans	—	—	(92)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(1,638)	(661)	—
Net forfeitures of restricted common stock	(11)	(16)	—
Repayment of stockholder loans	—	—	92

Net cash (used in) provided by financing activities	(174,683)	26,572	(171,157)

Increase (decrease) in cash and cash equivalents	13,593	(9,217)	8,038
Cash and cash equivalents
Beginning balance	44,970	54,187	46,149

Ending balance	$58,563	$44,970	$54,187

Supplemental disclosure of cash flow information
Interest paid	$12,206	$14,666	$22,056
Income taxes paid	349	3,247	59
Payment-in-kind interest collected	21,600	18,819	2,214
Dividend income collected	13,500	3,970	8,414

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
Broadview Networks Holdings, Inc.(6)	Communications	Series A Preferred Stock (12.0%, 87,254 shares)					$81,984	$5,015
		Series A-1 Preferred Stock (12.0%, 100,702 shares)					77,496	5,788
		Series B Preferred Stock (12.0%, 1,282 shares)					100	74
		Class A Common Stock (4,731,031 shares)					—	—
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.6%	—	4.6%	$19,103	16,651	17,167
		Subordinated Debt (Due 12/16)(1)(7)	2.5%	—	2.5%	10,950	6,976	—
		Class B Voting Units (8.0%, 86,700 units)					9,071	—
Intran Media, LLC(6)	Other Media	Series A Preferred Units (10.0%, 36,300 units)					9,095	400
		Series B Preferred Units (10.0%, 12,700 units)					3,000	—
		Series C Preferred Units (10.0%,15,000 units)					1,250	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt A (Due 3/15)(1)(7)	2.6%	7.0%	9.6%	15,288	14,914	9,145
		Senior Debt B (Due 6/15)(1)(7)	2.6%	5.0%	7.6%	23,836	18,977	—
		Senior Debt C (Due 6/16)(7)	—	2.5%	2.5%	6,299	6,250	—
		Senior Debt D (Due 3/13-9/16)(7)	—	2.5%	2.5%	29,018	21,560	—
		Series B Preferred Stock (8.0%, 10,000 shares)					10,000	—
		Preferred LLC Interest (8.0%, 301,595 units)					34,014	—
NPS Holding Group, LLC(2)(5)(6)	Business Services	Senior Debt Revolver (Due 6/13)(1)(7)	6.3%	2.5%	8.7%	3,909	2,360	4,116
		Senior Debt A1 (Due 6/13)(1)(7)	6.3%	—	6.3%	9,157	3,470	5,237
		Senior Debt A2 (Due 6/13)(1)(7)	6.3%	—	6.3%	2,069	1,905	32
		Senior Debt A3 (Due 6/13)(1)(7)	6.3%	—	6.3%	15,324	6,228	230
		Series A Preferred Units (504 units)					50	—
		Series B Preferred Units (5.0%, 10,731 units)					10,731	—
		Common Units (36,500 units)					—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (Due 2/13)(1)	10.0%	—	10.0%	18,580	18,512	18,512
		Preferred LLC Interest (10.0%, 150,000 units)(1)					17,929	19,090
PremierGarage Holdings, LLC(2)(6)	Home Furnishings	Preferred LLC Units (400 units)					400	—
		Common LLC Units (79,935 units)					4,971	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	8,176	8,176	8,176
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,362	10,355	10,355
		Preferred LLC Interest (19.7%, 70,000 units)					9,726	15,926

Total Control Investments (represents 16.1% of total investments at fair value)							406,151	119,263

Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14)(1)	13.4%	—	13.4%	$5,859	$5,851	$5,851
		Subordinated Debt (Due 1/14)(1)	12.0%	4.0%	16.0%	5,640	5,614	5,614
		Series A Preferred Stock (20.0%, 49 shares)					344	61
		Series B Preferred Stock (1,000 shares)					—	270
		Common Stock (423 shares)					524	—
		Warrants to purchase Common Stock (expire 10/16)					348	—
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	8,402	7,778	7,353
		Series A Preferred Stock (10.0%, 2,313 shares)(1)					2,387	1,931
		Common Stock (4,806 shares)(1)					477	—
Stratford School Holdings, Inc.(2)	Education	Senior Debt (Due 12/15)(1)	7.5%	—	7.5%	17,500	17,412	17,412
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)					123	10,191
		Warrants to purchase Common Stock (expire 5/15)(1)					—	3,087

Total Affiliate Investments (represents 7.0% of total investments at fair value)							40,858	51,770

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
BarBri, Inc.	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	$7,000	$6,936	$6,991
Bentley Systems, Incorporated(14)	Information Services	Senior Debt (Due 12/16)(1)	5.8%	—	5.8%	9,900	9,810	9,810
Capstone Logistics, LLC(12)	Logistics	Senior Debt (Due 9/16)(1)	10.5%	—	10.5%	29,957	29,816	29,816
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (Due 12/15)(1)	9.5%	—	9.5%	23,660	23,442	23,442
Coastal Sunbelt Holding, Inc.(2)	Food Services	Senior Debt (Due 8/14-12/15)(1)	9.1%	—	9.1%	19,961	19,818	19,818
		Subordinated Debt (Due 8/15)(1)	16.0%	—	16.0%	9,038	8,967	9,024
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Series A-2 Preferred Stock (12.0%, 20,000 shares)					—	441
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 6/13)(1)	8.6%	6.3%	14.9%	8,020	7,877	7,575
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 12/13)(1)(8)	5.3%	8.0%	13.3%	26,154	22,895	19,440
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (Due 12/16)(7)	3.0%	—	3.0%	600	564	559
Data Based Systems International, Inc.	Business Services	Subordinated Debt (Due 8/16)(1)	10.0%	4.0%	14.0%	9,004	8,834	8,989
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	9.3%	—	9.3%	25,000	24,775	24,963
Focus Brands Inc. (13)	Restaurants	Senior Debt (Due 11/16)(1)	5.3%	—	5.3%	9,354	9,355	9,296
Gans Communications, L.P.(2)	Cable	Senior Debt (Due 10/17)(1)	5.3%	—	5.3%	5,565	5,548	5,520
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	10.7%	4.3%	15.0%	17,882	17,565	17,565
		Series A Preferred Shares (14.0%, 5,000,000 shares)					8,192	7,422
		Class C Shares (621,907 shares)					529	—
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)	8.0%	—	8.0%		3,053	2,207
Goodman Global, Inc.	Manufacturing	Senior Debt (Due 10/16)(1)	5.8%	—	5.8%	5,599	5,630	5,611
GSDM Holdings Corp.(2)	Healthcare	Senior Debt (Due 1/16)(1)	11.5%	6.0%	17.5%	26,777	26,536	26,536
		Series B Preferred Stock (12.5%, 852,950 shares)					5,292	8,117
Haws Corporation(15)	Manufacturing	Senior Debt (Due 12/15)(1)	10.5%	—	10.5%	16,500	16,320	16,320
Industrial Safety Technologies, LLC	Manufacturing	Senior Debt (Due 9/16)(1)	10.0%	—	10.0%	22,000	21,772	21,772
Jenzabar, Inc.(10)	Technology	Senior Preferred Stock (11.0%, 3,750 shares)					6,844	6,844
		Subordinated Preferred Stock (109,800 shares)					1,098	988
		Warrants to purchase Common Stock (expire 4/16)					422	16,858
Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)					2,185	—
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,963	4,901	4,888
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					1,744	1,882
		Class A Common Units (1,250,000 units)					—	484
Metropolitan Telecommunications Holding Company(2)	Communications	Senior Debt (Due 3/14-12/16)(1)	8.1%	—	8.1%	23,770	23,630	23,630
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	17,738	17,444	17,309
		Warrants to purchase Class A Units (expire 3/21) (1)					123	523
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (Due 12/12)(1)	12.8%	1.0%	13.8%	29,859	29,718	28,791
		Series D Preferred Units (30.0%, 2,000,000 units)					2,000	3,175
		Series A Preferred Units (516,691 units)					718	—
		Series B Convertible Preferred Units (165,003 units)					142	—
		Class A Common Units (1,000,000 units)					333	—

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

			Interest Rate(9)			Principal	Cost	Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (Due 7/14)(1)	3.4%	—	3.4%	$3,014	$2,883	$2,604
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (Due 4/16)(1)	8.3%	—	8.3%	4,378	4,426	3,868
Philadelphia Media Network, Inc.(6)	Newspaper	Class A Common Stock (1,000 shares)					5,070	7
Qualawash Holdings, LLC	Repair Services	Subordinated Debt (Due 1/16)(1)	11.0%	—	11.0%	20,000	19,839	19,839
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,282	9,282
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	12.0%	1.0%	13.0%	11,114	11,018	11,018
Sally Holdings LLC	Cosmetics	Senior Debt (Due 11/13)(1)	2.6%	—	2.6%	8,531	8,541	8,521
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	13,500	13,398	13,471
Scotsman Industries, Inc.	Manufacturing	Senior Debt (Due 4/16)(1)	5.8%	—	5.8%	5,309	5,309	5,256
Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt ( Due 2/17)(1)	12.0%	2.3%	14.3%	12,111	12,009	12,203
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (Due 5/15)(1)	11.0%	—	11.0%	7,689	7,539	7,539
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	13,860	13,718	13,906
Summit Business Media Parent Holding Company LLC(6)(11)	Information Services	Class E Series I Units (636 units)(1)					4,120	281
		Class E Series II Units (276 units) (1)					1,788	—
Sunshine Media Group, Inc.(2)(6)	Publishing	Warrants to purchase Common Stock (expire 1/21)					—	—
Tank Intermediate Holding Corp.	Manufacturing	Senior Debt (Due 4/16)(1)	5.0%	—	5.0%	5,506	5,421	5,448
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)					88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	9,500	9,395	9,464
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (Due 6/14)(1)	10.8%	—	10.8%	12,500	12,500	12,639
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,915	13,730	13,184
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,851	4,866	4,563
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest					500	—
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,301	10,577	10,577
		Class A Membership Units (25,000 units) (1)					1	285
		Warrant to purchase Class A Membership Units (expire 9/15) (1)					324	719
Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (Due 4/12-4/13)(1)	10.9%	0.9%	11.8%	18,734	18,539	18,733
		Series A Preferred Stock (161,870 shares)					500	109

Total Non-Affiliate Investments (represents 76.9% of total investments at fair value)							570,209	570,133

Total Investments							$1,017,218	$741,166

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
Avenue Broadband LLC(2)	Cable	Subordinated Debt (Due 3/14)(1)	9.0%	5.0%	14.0%	$15,182	$15,115	$15,115
		Preferred Units (10.8%, 17,100 units)(1)					23,151	35,371
		Warrants to purchase Class B Common Stock					—	—
Broadview Networks	Communications	Series A Preferred Stock (12.0%, 87,254 shares)					81,984	47,477
Holdings, Inc.(6)		Series A-1 Preferred Stock (12.0%, 100,702 shares)					77,495	54,794
		Series B Preferred Stock (12.0%, 1,282 shares)					100	698
		Class A Common Stock (4,731,031 shares)					—	—
GMC Television	Broadcasting	Senior Debt (Due 12/16)(1)	4.3%	—	4.3%	23,720	21,240	21,656
Broadcasting, LLC(2)		Subordinated Debt (Due 12/16)(1)(7)	14.0%	—	14.0%	10,446	6,975	—
		Subordinated Unsecured Debt (Due 12/16)(7)	16.0%	—	16.0%	1,248	1,000	—
		Class B Voting Units (8.0%, 86,700 units)					9,071	—
Intran Media, LLC	Other Media	Senior Debt (Due 12/11)(1)	9.5%	—	9.5%	9,200	9,164	7,430
		Series A Preferred Units (10.0%, 86,000 units)					9,095	—
		Series B Preferred Units (10.0%, 30,000 units)					3,000	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt (Due 12/12)(1)	13.3%	—	13.3%	14,052	13,990	13,990
		Subordinated Debt A (Due 3/13)(1)(7)	3.7%	11.5%	15.2%	22,038	19,365	7,143
		Subordinated Debt B (Due 3/13)(1)(7)	17.0%	—	17.0%	27,485	21,560	—
		Preferred LLC Interest (8.0%, 301,595 units)					34,014	—
MTP Holding, LLC(6)	Communications	Common LLC Interest (79,171 units)					1	—
NPS Holding	Business	Senior Debt A1 (Due 6/13)(1)(7)	6.0%	—	6.0%	4,702	3,470	3,348
Group, LLC(2)(5)(6)	Services	Senior Debt A2 (Due 6/13)(1)(7)	6.0%	—	6.0%	2,070	1,905	—
		Senior Debt A3 (Due 6/13)(1)(7)	6.0%	—	6.0%	7,872	6,228	—
		Series A Preferred Units (347 units)					—	—
		Series B Preferred Units (5.0%,10,731 units)					10,731	—
		Common Units (36,500 units)					—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (Due 3/12)(1)	9.0%	—	9.0%	14,915	14,874	14,874
		Preferred LLC Interest (10.0%, 120,000 units)					14,138	13,515
Premier Garage	Home Furnishings	Senior Debt (Due 12/10-9/11)(1)(7)	8.0%	—	8.0%	10,441	8,998	5,916
Holdings, LLC(2)(6)		Preferred LLC Units (400 units)					400	—
		Common LLC Units (79,935 units)					4,971	—
Radio Pharmacy	Healthcare	Senior Debt (Due 10/11)(1)	7.0%	—	7.0%	8,500	8,500	8,500
Investors, LLC(2)		Subordinated Debt (Due 12/12)(1)	12.0%	3.0%	15.0%	10,372	10,357	10,357
		Preferred LLC Interest (8.0%, 70,000 units)					8,123	7,219
Superior Industries Investors, LLC(2)	Sporting Goods	Subordinated Debt (Due 3/13)(1)	7.0%	9.0%	16.0%	23,662	23,603	23,603
		Preferred Units (8.0%, 125,400 units)					16,495	19,283
Total Sleep Holdings, Inc.(2)(6)	Healthcare	Subordinated Debt (Due 9/11)(7)	8.0%	—	8.0%	13,044	11,780	—
		Unsecured Note (Due 6/11)(7)	0.0%	—	0.0%	375	332	—
		Series A Preferred Stock (10.0%, 3,700 shares)					3,793	—
		Series B Preferred Stock (10.0%, 2,752 shares)					21,149	—
		Common Stock (40,469 shares)					1,000	—

Total Control Investments (represents 30.7% of total investments at fair value)							517,167	310,289

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

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
Active BrandsInternational, Inc.(2)(6)	Consumer Products	Senior Debt (Due 6/12)(1)(7)	10.4%	—	10.4%	$29,263	$26,328	$1,939
		Subordinated Debt (Due 9/12)(1)(7)	—	17.0%	17.0%	18,066	12,053	—
		Class A-1 Common Stock (3,056 shares)					3,056	—
		Warrants to purchase Class A-1 Common Stock (expire 6/17)					331	—
Allen’s T.V. Cable Service, Inc.	Cable	Senior Debt (Due 12/12)(1)	7.3%	—	7.3%	5,080	5,069	5,069
		Subordinated Debt (Due 12/12)(1)	10.0%	—	10.0%	2,415	2,384	2,343
		Warrants to purchase Common Stock (expire 11/15)					—	47
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (Due 12/15)(1)	9.5%	—	9.5%	29,250	28,935	28,935
Coastal Sunbelt Holding, Inc.(2)	Food Services	Senior Debt (Due 8/14-2/15)(1)	9.1%	—	9.1%	21,411	21,239	21,239
		Subordinated Debt (Due 8/15)(1)	12.0%	4.0%	16.0%	8,859	8,795	8,795
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Subordinated Unsecured Debt (Due 7/12)	15.0%	—	15.0%	2,257	2,251	2,251
		Series A-2 Preferred Stock (12.0%, 20,000 shares)					2,656	2,318
		Warrants to purchase Class B Common Stock					—	—
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 06/13)(1)	8.6%	6.3%	14.9%	7,690	7,531	6,889
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 12/13)(1)(8)	5.0%	8.0%	13.0%	24,630	22,855	17,365
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (Due 12/16)(7)	3.0%	—	3.0%	600	583	518
Empower IT Holdings, Inc.(2)	Information Services	Senior Debt (Due 5/12)(1)	11.0%	—	11.0%	3,387	3,343	3,343
Equibrand Holding(16) Corporation(2)	Leisure Activities	Senior Debt (Due 6/11)(1)	9.5%	—	9.5%	4,244	4,234	4,234
		Subordinated Debt (Due 12/11)(1)	12.0%	5.0%	17.0%	10,142	10,109	10,109
Focus Brands Inc.	Restaurants	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	11,018	11,047	11,150
G&L Investment	Insurance	Subordinated Debt (Due 5/14)(1)	9.8%	—	9.8%	17,500	17,129	17,129
Holdings, LLC(2)		Series A Preferred Shares (14.0%, 5,000,000 shares)					7,651	7,651
		Class C Shares (621,907 shares)					529	213
Golden Knight II CLO, Ltd.(6)	Diversified Financial Services	Income Notes (Due 4/19)	8.0%	—	8.0%		3,038	2,395
Goodman Global, Inc.	Business Services	Senior Debt (Due 10/16)(1)	5.8%	—	5.8%	2,993	2,993	3,013
GSDM Holdings, LLC(2)	Healthcare	Senior Debt (Due 12/13)(1)	12.9%	—	12.9%	26,130	25,980	25,980
		Series B Preferred Units (12.5%, 4,213,333 units)					4,679	5,052
Haws Corporation(15)	Manufacturing	Senior Debt (Due 12/15)(1)	10.5%	—	10.5%	22,500	22,230	22,230
Interactive Data Corporation	Diversified Financial Services	Senior Debt (Due 01/17) (1)	6.8%	—	6.8%	9,950	10,040	10,094
Jenzabar, Inc.(10)	Technology	Senior Preferred Stock (11.0%, 3,750 shares)					6,431	6,431
		Subordinated Preferred Stock (109,800 shares)					1,098	1,098
		Warrants to purchase Common Stock (expire 4/16)					423	27,798
Knology Inc.	Cable	Senior Debt (Due 10/16)(1)	5.5%	—	5.5%	6,090	6,098	6,133
Lambeau Telecom Company, LLC(6)	Communications	Senior Debt (Due 2/13)(7)	12.0%	—	12.0%	1,067	1,002	675
Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)					2,185	17
LMS INTELLIBOUND, INC.(2)(12)	Logistics	Senior Debt (Due 3/14–6/14)(1)	8.7%	—	8.7%	16,320	16,114	16,114
		Subordinated Debt (Due 9/14)(1)	12.0%	4.0%	16.0%	7,000	6,879	6,879
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)	7.0%	—	7.0%	5,000	4,925	4,950
Massage Envy, LLC	Leisure Activities	Senior Debt (Due 12/14)(1)	11.0%	—	11.0%	10,222	10,023	10,023
Maverick Healthcare Equity, LLC	Healthcare	Subordinated Debt (Due 4/14)(1)	12.5%	3.5%	16.0%	13,357	13,223	13,223
		Preferred Units (10.0%, 1,250,000 units)					1,580	1,710
		Class A Common Units (1,250,000 units)					—	271

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Metropolitan Telecommunications Holding Company(2)	Communications	Senior Debt (Due 3/14-12/16)(1)	8.0%	—	8.0%	$27,770	$27,534	$27,534
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/13)(1)	12.5%	—	12.5%	16,238	16,049	16,049
MLM Holdings, Inc.	Information Services	Senior Debt (Due 12/16)(1)	7.0%	—	7.0%	14,464	14,248	14,301
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (Due 9/14)(1)	13.8%	1.0%	14.8%	30,132	29,928	29,928
		Series A Preferred Units (516,691 units)					718	125
		Series B Convertible Preferred Units (165,003 units)					142	356
		Class A Common Units (1,000,000 units)					333	—
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (Due 07/14)(1)	3.3%	—	3.3%	3,140	2,960	2,949
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (Due 04/16)(1)	7.5%	—	7.5%	4,975	5,034	5,043
Philadelphia Media Network, Inc.(6)	Newspaper	Class A Common Stock (1,000 shares)					5,070	48
Provo Craft & Novelty Inc.	Leisure Activities	Senior Debt (Due 3/16)(1)	8.0%	—	8.0%	8,077	7,841	7,850
Restaurant Technologies, Inc.	Food Services	Senior Debt (Due 2/12)(1)	17.6%	—	17.6%	42,742	42,607	42,607
		Common Stock (47,512 shares)					353	81
		Warrants to purchase Common Stock (expire 6/14)					—	685
Rural/Metro Operating Company, LLC	Healthcare	Senior Debt (Due 11/16) (1)	6.0%	—	6.0%	4,000	3,980	4,046
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/11)(1)	12.0%	2.0%	14.0%	27,169	26,360	26,183
Savvis Communications Corporation	Business Services	Senior Debt (Due 08/16)(1)	6.8%	—	6.8%	9,975	10,029	10,148
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	13,500	13,375	13,375
Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt (Due 1/16)(1)	12.0%	2.3%	14.3%	10,158	10,070	10,070
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (Due 5/15)(1)	9.0%	—	9.0%	11,025	10,882	10,706
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.8%	—	7.8%	14,000	13,830	14,003
Summit Business Media Intermediate Holding Company, LLC(6)(11)	Information Services	Subordinated Debt (Due 7/14)(1)(7)	11.0%	—	11.0%	7,158	5,996	296
Teleguam Holdings, LLC(2)	Communications	Subordinated Debt (Due 10/12)(1)	7.3%	—	7.3%	20,000	19,921	19,729
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)					88	10
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	8,500	8,373	8,418
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (Due 6/14)(1)	10.8%	—	10.8%	12,500	12,500	12,500
The SI Organization, Inc.	Defense	Senior Debt (Due 11/16)(1)	5.8%	—	5.8%	3,000	3,000	3,030
The Telx Group, Inc.	Business Services	Senior Debt (Due 6/15)(1)	8.0%	—	8.0%	13,930	13,680	13,860
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	7.0%	—	7.0%	6,983	6,849	7,077
VOX Communications	Broadcasting	Senior Debt (Due 3/09)(1)(7)	13.5%	—	13.5%	11,717	10,388	6,157
Group Holdings, LLC(2)(6)		Convertible Preferred Subordinated Notes (12.5%, Due 6/15-6/17)(7)				2,459	1,414	—
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest					500	—
Wireco Worldgroup Inc.	Industrial Equipment	Senior Debt (Due 2/14)(1)	5.3%	—	5.3%	3,850	3,856	3,807
Xpressdocs Holdings,	Business	Senior Debt (Due 4/12-4/13)(1)	10.8%	0.8%	11.6%	19,533	19,328	19,522
Inc.(2)	Services	Series A Preferred Stock (161,870 shares)					500	—

Total Non-Affiliate Investments (represents 64.0% of total investments at fair value)							684,785	646,116

Total Investments							$1,245,673	$1,009,705

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Counterparty	Instrument	Pay Fixed Rate of	Receive Floating Rate of	Expiring	Notional	Cost	Fair Value(a)
Interest Rate Swaps
SunTrust Bank	Interest Rate Swap—Pay Fixed/Receive Floating	13.0%	11.0%	08/11	$12,500	$—	$(183)
	Interest Rate Swap—Pay Fixed/Receive Floating	9.0%	7.0%	08/11	8,681	—	(127)

Total Interest Rate Swaps					$21,181	$—	$(310)

(a)	We include the fair value of interest rate swaps in other liabilities on our Consolidated Balance Sheets.

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

(10)

In February 2012, we accepted $23.7 million for our senior preferred stock and warrant position in Jenzabar. The consideration received also settled any and all direct claims and counterclaims asserted in the litigation by and among the Company, Jenzabar and certain Jenzabar officers and directors. We will receive the balance of the payment for our position in Jenzabar in the amount of $990,000 for our subordinated preferred stock and will exchange those shares upon the final dismissal of the litigation, including the dismissal of the derivative claims.

(11)	On January 25, 2011, Summit Business Media Intermediate Holding Company, LLC filed for Chapter 11 bankruptcy protection.
(12)

In September 2011, LMS Intellibound, Inc. (a non-affiliate portfolio company) and Progressive Logistics Systems (an unaffiliated company) entered into a combination where they are now subsidiaries of Capstone Logistics, LLC.

(13)	In February 2012, Focus Brands Inc. senior debt was repaid in full.
(14)	In February 2012, Bentley Systems Incorporated senior debt was repaid in full.
(15)	In January 2012, Haws Corporation senior debt was repaid in full.

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

Small Business Investment Subsidiaries—We own Solutions Capital I, L.P., a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, which operates as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L. P., and in May 2011 we submitted a license to the SBA to obtain an SBIC license for Solutions Capital II, L.P. On September 30, 2011, after discussions with the SBA, we elected to withdraw our application for a second license. MCG is also the sole member of Solutions Capital G.P., LLC, which acts as the general partner of Solutions Capital I, L.P.

Taxable Subsidiaries—We currently qualify as a regulated investment company, or RIC, for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries, or Taxable Subsidiaries, each of which holds one or more portfolio investments listed on our Consolidated Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC (or other pass-through entity) portfolio investment would flow through directly to us and be included in the calculation of the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statements of Operations.

The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital I, L.P.; Solutions Capital II, L.P.; Solutions Capital G.P., LLC; and MCG’s special-purpose financing subsidiaries: MCG Finance V, LLC and MCG Finance VII, LLC.

Basis of Presentation and Use of Estimates

These consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the consolidated financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation. Further, in connection with the preparation of these Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date of December 31, 2011 through the date these financial statements were issued.

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

•

Advisory Fees and Other Income—We charge our portfolio companies market based fees for services that we provide, including advisory and management services, equity structuring, prepayments, research, bank interest and other fees. We recognize advisory and management services fees when earned. We also recognize equity structuring fees as earned, which generally occurs when the investment transaction closes. Finally, we recognize prepayment fees upon receipt.

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

We carry our investments at fair value in accordance with the 1940 Act and Accounting Standard Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820. We base the fair value of portfolio investments on market prices when market quotations are readily available. As required by the 1940 Act, the fair value of all other investments is determined in good faith by our board of directors. Typically, there are no readily available market values for the majority of investments in our portfolio. As a result, the fair value of our entire investment portfolio was determined in good faith by our board of directors. We determine fair values using various valuation models that estimate the underlying value of the associated entity, taking into consideration our ownership share, as well as any discounts for transfer restrictions or other terms that impact the value. No single standard exists for determining fair value in good faith. Therefore, our board of directors applies judgment to specific facts and circumstances about each investment in our portfolio pursuant to our valuation policy and accounting principles generally accepted in the United States.

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

SHARE-BASED COMPENSATION

In accordance with ASC Topic 718—Compensation—Stock Compensation, or ASC 718, we recognize compensation cost related to share-based awards for which forfeiture provisions are expected to lapse over the requisite service period.

INCOME TAXES

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. Generally, we intend to distribute sufficient dividends to eliminate taxable income and may distribute more than the taxable income which would be considered a return of capital. We are subject to a 4% excise tax to the extent that we do not distribute on an actual or on deemed basis: (i) 98.0% of our current year ordinary income; and (ii) 98.2% of our current year net capital gain income.

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

Recent Accounting Pronouncements

In April 2011, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-02—A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, or ASU 2011-02. This standard amends previous guidance provided in Accounting Standards Codification 310-40—Receivables—Troubled Debt Restructurings by Creditors. ASU 2011-02 provides additional guidance and criteria on how companies should determine whether a restructuring or refinancing of an existing financial receivable represents a troubled debt restructuring. Companies must assess whether the restructuring or refinancing of an existing financial receivable is a troubled debt restructuring in order to determine how to account for the remaining unamortized portion of certain fees, such as origination fees, associated with the original debt investment. ASU 2011-02 is effective for the first interim period beginning on or after June 15, 2011. We adopted this standard beginning with the quarter ended December 31, 2011. Our adoption of this update did not have a material impact on our financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: 1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; 2) a description of the valuation processes in place; and 3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities. We will adopt this standard beginning on January 1, 2012. We do not anticipate that our implementation of this standard will have a material impact on our process for measuring fair values, our financial position or our results of operations.

NOTE 3—INVESTMENT PORTFOLIO

The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$551,402	54.2%	$597,046	47.9%	$492,488	66.4%	$555,667	55.0%
Subordinated debt
Secured	134,721	13.2	266,333	21.4	124,289	16.8	190,309	18.9
Unsecured	12,009	1.2	15,067	1.2	12,203	1.7	12,321	1.2

Total debt investments	698,132	68.6	878,446	70.5	628,980	84.9	758,297	75.1

Equity investments
Preferred	297,283	29.3	345,960	27.8	89,931	12.1	218,690	21.7
Common/common equivalents	21,803	2.1	21,267	1.7	22,255	3.0	32,718	3.2

Total equity investments	319,086	31.4	367,227	29.5	112,186	15.1	251,408	24.9

Total investments	$1,017,218	100.0%	$1,245,673	100%	$741,166	100.0%	$1,009,705	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 17.5%, a portion of which may be in the form of paid in kind interest. As of December 31, 2011, approximately 88.2% of the fair value of our loan portfolio had variable interest rates, based on a LIBOR benchmark or the prime rate, and 11.8% of the fair value of our loan portfolio had fixed interest rates. As of December 31, 2011, approximately 79.2% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index and prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

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

The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status(a)	$13,963	2.00%	$10,388	1.18%	$9,615	1.53%	$6,157	0.81%
Not on non-accrual status	—	—	—	—	—	—	—	—

Total loans greater than 90 days past due(a)	$13,963	2.00%	$10,388	1.18%	$9,615	1.53%	$6,157	0.81%

Loans on non-accrual status(a)
0 to 90 days past due	$69,241	9.92%	$128,989	14.69%	$9,704	1.54%	$19,835	2.62%
Greater than 90 days past due	13,963	2.00	10,388	1.18	9,615	1.53	6,157	0.81

Total loans on non-accrual status(a)	$83,204	11.92%	$139,377	15.87%	$19,319	3.07%	$25,992	3.43%

(a)

The year-over-year change in total loans on non-accrual status primarily reflects our sales of, or repayments from, Active Brands International, Inc., Vox Communications Group Holdings, LLC, PremierGarage Holdings, LLC and Intran Media, LLC, as well as the write-off of our investment in Total Sleep Holdings, Inc. during the year ended December 31, 2011. Our investments in the debt issued by these portfolio companies were on non-accrual status as of December 31, 2010. Upon the sales and write-off of these investments, we reversed the previously unrealized depreciation and recorded realized losses.

The following table summarizes our investment portfolio by industry at fair value:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$84,660	11.4%	$76,358	7.6%
Business services	78,468	10.6	87,897	8.7
Manufacturing	77,849	10.5	54,178	5.4
Education	69,124	9.3	43,704	4.3
Cable	43,122	5.8	92,467	9.2
Communications	34,507	4.7	150,907	14.9
Logistics	33,684	4.5	28,036	2.8
Electronics	31,966	4.3	30,409	3.0
Publishing	31,319	4.2	22,543	2.2
Food services	28,842	3.9	73,407	7.3
Broadcasting	28,185	3.8	53,996	5.3
Insurance	24,987	3.4	24,993	2.5
Technology	24,690	3.3	35,327	3.5
Plastic products	21,784	2.9	33,633	3.3
Information services	21,672	2.9	17,940	1.8
Repair services	19,839	2.7	—	—
Auto parts	19,778	2.7	16,959	1.7
Restaurants	18,578	2.5	11,150	1.1
Home furnishings	12,355	1.7	17,151	1.7
Agriculture	9,464	1.3	8,418	0.8
Cosmetics	8,521	1.2	—	—
Entertainment	7,539	1.0	11,782	1.2
Diversified financial services	2,207	0.3	12,489	1.2
Leisure activities	—	—	32,216	3.2
Sporting goods	—	—	42,886	4.2
Other(a)	8,026	1.1	30,859	3.1

Total	$741,166	100.0%	$1,009,705	100.0%

(a)	No individual industry within this category exceeds 1%.

The following table summarizes our interest rate swaps with SunTrust Bank, as the counterparty for which we paid fixed interest rates and received floating interest rates as of December 31, 2010:

(dollars in thousands)		Pay Fixed Interest Rate	Receive Floating Interest Rate	As of December 31, 2010
Date				Notional	Cost	Fair Value
Entered	Expired
03/09	08/11	13.0%	11.0%	$12,500	$—	$(183)
03/09	08/11	9.0%	7.0%	8,681	—	(127)

Total				$21,181	$—	$(310)

These interest rate swaps expired in August 2011 and as of December 31, 2011, we had no unexpired swaps. We included the fair value of these interest rate swaps in other liabilities on our Consolidated Balance Sheets and reported changes in the fair value of these interest rate swaps in net unrealized (depreciation) appreciation on investments on our Consolidated Statements of Operations.

The following table summarizes the realized and unrealized gains and losses that we recorded on our interest rate swaps for the year ended December 31, 2011 and 2010:

(in thousands)	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Years ended December 31:
2011	$(229)	$81	$229	$81
2010	(1,116)	(372)	1,116	(372)

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents the assets and liabilities that we report at fair value on our Consolidated Balance Sheets by ASC 820 hierarchy:

	As of December 31, 2011
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
ASSETS
Non-affiliate investments
Senior secured debt	$108,930	$297,680	$406,610
Subordinated secured debt	—	100,967	100,967
Unsecured subordinated debt	—	12,203	12,203
Preferred equity	2,207	28,978	31,185
Common/common equivalents	—	19,168	19,168

Total non-affiliate investments	111,137	458,996	570,133

Affiliate investments
Senior secured debt	—	23,263	23,263
Subordinated secured debt	—	12,967	12,967
Preferred equity	—	12,453	12,453
Common/common equivalents	—	3,087	3,087

Total affiliate investments	—	51,770	51,770

Control investments
Senior secured debt	—	62,615	62,615
Subordinated secured debt	—	10,355	10,355
Preferred equity	—	46,293	46,293

Total control investments	—	119,263	119,263

Total assets at fair value	$111,137	$630,029	$741,166

As of December 31, 2011, we had no investments that had quoted market prices in active markets, which we would categorize as Level 1 investments under ASC 820.

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

•

Majority-Owned Control Investments—Majority-owned control investments comprise 14.8% of our investment portfolio as of December 31, 2011. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches assume the highest and best use of the investment by market participants and consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•

Non-Majority-Owned Control Investments—Non-majority-owned control investments comprise 1.3% of our investment portfolio as of December 31, 2011. For our non-majority-owned control equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority owned control debt investments, we estimate fair value using the market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•	Non-Control Investments—Non-control investments comprise 83.9% of our investment portfolio as of December 31, 2011. Quoted prices are not available for 82.1% of our non-control investments as of

December 31, 2011. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of December 31, 2011, these securities represented 15.0% of our investment portfolio. We utilize independent pricing services with certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. As set forth in more detail in the following table, in total, either we obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period for 99.6% of the fair value of our investment portfolio as of December 31, 2011.

	December 31, 2011
	Investments at Fair Value			Percent of
(dollars in thousands)	Debt	Equity	Total	Debt Portfolio	Equity Portfolio	Total Portfolio
Independent valuations/reviews, recent transactions or market quotes
Independent valuation/review prepared
Fourth quarter 2011	$130,533	$87,036	$217,569	20.7%	77.6%	29.4%
Third quarter 2011	181,025	9,684	190,709	28.8	8.6	25.7
Second quarter 2011	38,355	523	38,878	6.1	0.5	5.3
First quarter 2011	47,620	109	47,729	7.6	0.1	6.4

Total independent valuations/reviews	397,533	97,352	494,885	63.2	86.8	66.8

Fair value from
Market quotes (Level 2)	101,939	2,207	104,146	16.2	2.0	14.1
Pending sales of investments or letters of intent	26,536	8,558	35,094	4.2	7.6	4.7

Fair value from market quotes and pending sales	128,475	10,765	139,240	20.4	9.6	18.8
New investments made during the 12 months ended December 31, 2011	102,413	1,285	103,698	16.3	1.1	14.0

Total portfolio evaluated	628,421	109,402	737,823	99.9	97.5	99.6
Not evaluated during the 12 months ended December 31, 2011	559	2,784	3,343	0.1	2.5	0.4

Total investment portfolio	$628,980	$112,186	$741,166	100.0%	100.0%	100.0%

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

CHANGES IN LEVEL 3 FAIR VALUE MEASUREMENTS

We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During 2011, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the year ended December 31, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2010
Senior secured debt	$325,874	$24,207	$75,714	$425,795
Subordinated secured debt	121,743	12,348	56,218	190,309
Unsecured subordinated debt	12,321	—	—	12,321
Preferred equity	24,741	13,197	178,357	216,295
Common/common equivalents equity	29,170	3,548	—	32,718

Total fair value December 31, 2010	513,849	53,300	310,289	877,438

Realized/unrealized gain (loss)
Senior secured debt	(2,049)	—	(60,823)	(62,872)
Subordinated secured debt	2,717	(413)	33,727	36,031
Unsecured subordinated debt	194	—	(87)	107
Preferred equity	3,830	1,345	(95,853)	(90,678)
Common/common equivalents equity	(8,465)	(300)	4	(8,761)

Total realized/unrealized gain (loss)	(3,773)	632	(123,032)	(126,173)

Purchases
Senior secured debt	—	—	11,863	11,863
Preferred equity	2,000	—	4,300	6,300
Common/common equivalents equity	123	—	—	123

Total purchases	2,123	—	16,163	18,286

Issuances
Senior secured debt	102,634	4,002	44,206	150,842
Subordinated secured debt	30,628	1,032	1,224	32,884
Unsecured subordinated debt	1,945	—	—	1,945
Preferred equity	1,899	1,186	13,354	16,439
Common/common equivalents equity	533	67	—	600

Total issuances	137,639	6,287	58,784	202,710

Settlements
Senior secured debt	(118,573)	(4,946)	(8,345)	(131,864)
Subordinated secured debt	(54,121)	—	(80,814)	(134,935)
Unsecured subordinated debt	(2,257)	—	87	(2,170)
Preferred equity	(3,209)	(3,275)	(12,171)	(18,655)
Common/common equivalents equity	(249)	(228)	(4)	(481)

Total settlements	(178,409)	(8,449)	(101,247)	(288,105)

Sales
Senior secured debt	(10,206)	—	—	(10,206)
Preferred equity	(283)	—	(41,694)	(41,977)
Common/common equivalents equity	(1,944)	—	—	(1,944)

Total sales	(12,433)	—	(41,694)	(54,127)

Fair value as of December 31, 2011
Senior secured debt	297,680	23,263	62,615	383,558
Subordinated secured debt	100,967	12,967	10,355	124,289
Unsecured subordinated debt	12,203	—	—	12,203
Preferred equity	28,978	12,453	46,293	87,724
Common/common equivalents equity	19,168	3,087	—	22,255

Total fair value as of December 31, 2011	$458,996	$51,770	$119,263	$630,029

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

UNREALIZED (DEPRECIATION) APPRECIATION OF LEVEL 3 INVESTMENTS

The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010.

	Year ended December 31, 2011				Year ended December 31, 2010
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized (depreciation) appreciation
Senior secured debt	$28,806	$—	$(43,731)	$(14,925)	$(11,041)	$297	$(5,556)	$(16,300)
Subordinated secured debt	14,745	(413)	45,563	59,895	3,082	207	(33,320)	(30,031)
Unsecured subordinated debt	1,633	—	1,332	2,965	2	—	—	2
Preferred equity	3,164	2,048	(84,173)	(78,961)	(875)	2,173	(22,232)	(20,934)
Common/common equivalents equity	(6,919)	(300)	1,000	(6,219)	(6,187)	1,359	(26)	(4,854)

Total change in unrealized (depreciation) appreciation on Level 3 investments	$41,429	$1,335	$(80,009)	$(37,245)	$(15,019)	$4,036	$(61,134)	$(72,117)

NOTE 5—CONCENTRATIONS OF INVESTMENT RISK

During the year ended December 31, 2011, we had concentrations in certain industries, including the healthcare, business services and manufacturing industries. In addition, during the year ended December 31, 2010, we had a concentration in the communications industry. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the year ended
	As of December 31, 2011		As of December 31, 2010		December 31, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$84,660	11.4%	$76,358	7.6%	$10,926	12.7%	$10,754	12.0%
Business services	78,468	10.6	87,897	8.7	9,967	11.6	6,233	7.0
Manufacturing	77,849	10.5	54,178	5.4	5,754	6.7	657	0.7
Communications(a)	34,507	4.7	150,907	14.9	2,893	3.4	3,957	4.4

(a)	Includes Broadview, which represented $10.9 million, or 1.5%, and $103.0 million, or 10.2%, of the fair value of our investment portfolio as of December 31, 2011 and December 31, 2010, respectively.

NOTE 6—BORROWINGS

As of December 31, 2011, we reported $430.2 million of borrowings on our Consolidated Balance Sheet at cost. We estimate that the fair value of these borrowings as of December 31, 2011 was approximately $412.6 million, based on market data and current interest rates. The following table summarizes our borrowing facilities and the facility amounts and amounts outstanding and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		December 31, 2011		December 31, 2010
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
Private Placement Notes
Series 2005-A	October 2011	$—	$—	$17,434	$17,434
Series 2007-A	October 2012(a)	8,717	8,717	8,717	8,717
Commercial Loan Funding Trust
Variable Funding Note	January 2014(b)	150,000	55,822	150,000	100,251
Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018(c)	63,389	63,389	106,250	106,250
Series 2006-1 Class A-2 Notes	April 2018(c)	2,983	2,983	50,000	—
Series 2006-1 Class A-3 Notes	April 2018(c)	50,711	50,711	85,000	85,000
Series 2006-1 Class B Notes	April 2018(c)	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(d)	April 2018(c)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(e)	April 2018(c)	46,494	29,247	47,500	29,880
SBIC (Maximum borrowing potential)(f)	(g)	150,000	128,600	130,000	108,600

Total borrowings		$576,044	$430,219	$698,651	$546,882

(a)	In January 2012, we repaid in full and terminated the Series 2007-A private placement notes. See Note 16—Subsequent Events.
(b)	In January 2012, this facility entered a 24-month amortization period and the legal final maturity date was extended to January 2014. See Note 16—Subsequent Events.
(c)

Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date. The reinvestment period for this facility ended on July 20, 2011 and we will use all future principal collections from collateral in the facility to repay the securitized debt.

(d)

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

(f)

As of December 31, 2011, we had the potential to borrow up to $150.0 million of SBA-guaranteed debentures under the SBIC program. As of December 31, 2011, the SBA had approved and committed up to $150.0 million in borrowings to the SBIC. As of December 31, 2011, we have funded $75.0 million, which allows us to utilize the full $150.0 million borrowing potential approved and committed by the SBA under this program. In January 2012, Solutions Capital I, L.P., borrowed the remaining $21.4 million of the commitment. See Note 16—Subsequent Events.

(g)

We must repay borrowings under the SBIC program within ten years after the borrowing date, which will occur beginning September 2018. In January 2012, Solutions Capital I, L.P. borrowed the remaining $21.4 million of the commitment; therefore, repayment of our SBIC borrowings will occur between September 2018 and March 2022. See Note 16—Subsequent Events.

Each of our credit facilities has certain collateral requirements and/or financial covenants. As of December 31, 2011, the net worth covenant of our Commercial Loan Funding Trust, or SunTrust Warehouse, required that we maintain a consolidated tangible net worth of not less than $450.0 million, plus 50% of any equity raised after February 26, 2009. However, in January 2012, the net worth covenant requirement was amended effective as of and after December 31, 2008 to be not less than $375.0 million, plus 50% of any equity raised after February 26, 2009. See Note 16-Subsequent Events for details about this amendment. Under the SunTrust Warehouse agreement, we must also maintain an asset coverage ratio of at least 180%.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of December 31, 2011, our ratio of total assets to total borrowings and other senior securities was 244%.

We fund all of our current debt facilities, except our Series 2007-A notes, through our bankruptcy remote, special-purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. We continue to service the portfolio investments that we use as collateral in our secured borrowing facilities.

The following table summarizes repayments of our borrowings based on the final legal maturity or the contractual principal collections of the outstanding loans that comprise the collateral, where applicable. Certain of our borrowing facilities contain provisions that require that we offer to repay a portion of the proceeds we receive from monetizations to pay down a portion of the outstanding balances. Actual repayments could differ significantly due to future prepayments by our borrowers, modifications of our borrowers’ existing loan agreements, and monetizations.

	December 31, 2011
(in thousands)	Debt with Recourse	Debt without Recourse		Total
2012	$8,717	$24,266	(a)	$32,983
2013	—	—		—
2014	—	51,057		51,057
2015	—	—		—
2016	—	—		—
Thereafter(b)	75,000	271,179		346,179

Total	$83,717	$346,502		$430,219

(a)	Reflects repayments we are required to make in connection with principal collections from collateral loans in our Commercial Loan Funding Trust and Commercial Loan Trust 2006-1.
(b)	Our maximum exposure with respect to the indebtedness of Solutions Capital was $75.0 million, which represents the $75.0 million that MCG had funded in Solutions Capital as of December 31, 2011.

The following table summarizes our aggregate outstanding borrowings as of December 31, 2011 and December 31, 2010, by interest rate benchmark:

(in thousands)	December 31, 2011	December 31, 2010
Interest rate benchmark
LIBOR	$237,080	$311,880
Commercial paper rate	55,822	100,251
Fixed rate	137,317	134,751

Total borrowings	$430,219	$546,882

As of December 31, 2011, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. The following sections provide additional detail about each of our borrowing facilities.

PRIVATE PLACEMENT NOTES

In October 2005, we issued $50.0 million of Series 2005-A unsecured notes with a five-year maturity. Initially, the Series 2005-A notes bore interest at 6.73% per annum, which was amended in 2009 to 9.98% per annum. In March 2011, we repaid the Series 2005-A notes in full.

In October 2007, we issued $25.0 million of Series 2007-A unsecured notes with a five-year maturity. Initially, the Series 2007-A notes bore interest at a 6.71% per annum, which was amended in 2009 to 8.96% per annum. In January 2012, we repaid the Series 2007-A notes in full. See Note 16—Subsequent Events.

COMMERCIAL LOAN FUNDING TRUST

Through MCG Commercial Loan Funding Trust, we had a $150.0 million warehouse financing facility funded through Three Pillars Funding LLC, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The SunTrust Warehouse is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, agency rating and industry diversity requirements. The pool of commercial loans must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs.

In January 2011, SunTrust renewed this liquidity facility. In connection with this renewal, the legal final maturity date of the SunTrust Warehouse was extended to January 25, 2014 and the scheduled termination date was extended to 2013. The interest rate under the 2011 renewal of the SunTrust Warehouse agreement was the commercial paper rate plus 3.25%, which represented a 0.75% increase over the rate as of December 31, 2010. We paid a $1.5 million, or 1.0%, facility fee for this renewal. Subsequently, in January 2012, we entered into an amendment to the SunTrust Warehouse, which among other things, accelerated the scheduled termination date to January 17, 2012 and set the final maturity of this facility to January 17, 2014. See Note 16—Subsequent Events for additional information about this amendment.

As of December 31, 2011, advances under this facility could be up to 64% of eligible collateral. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the SunTrust Warehouse generally may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the fair value of the collateral under the Commercial Loan Funding Trust as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$100,527	71.5%	$128,330	69.0%
Subordinated secured debt	24,870	17.7	50,932	27.5

Total securitized assets	125,397	89.2	179,262	96.5
Cash, securitization accounts	15,111	10.8	6,539	3.5

Total collateral	$140,508	100.0%	$185,801	100.0%

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

All of the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the fair value of the assets securitized under this facility as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%
Securitized assets
Senior secured debt	$258,722	78.9%	$285,854	68.2%
Subordinated secured debt	43,640	13.3	97,881	23.3
Common Equity	282	0.1	—	—

Total securitized assets	302,644	92.3	383,735	91.5
Cash, securitization accounts	25,195	7.7	35,706	8.5

Total collateral	$327,839	100.0%	$419,441	100.0%

We retain all of the equity in the securitization. The securitization included a five-year reinvestment period, which ended in July 2011.

The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes were, but are no longer, a revolving class of secured notes with a five-year revolving period. Therefore, we may not increase the principal amount of the A-2 notes beyond the balance that was outstanding as of December 31, 2011. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full between July 2006 and April 2007. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

SBIC DEBENTURES

In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P., or Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. As of December 31, 2011, the license gave Solutions Capital the potential to borrow up to $150.0 million. The SBA approved and committed $150.0 million in borrowings to Solutions Capital, subject to certain capital requirements and customary procedures. These funds can be used to provide debt and equity capital to qualifying small businesses. We may use the borrowings from the SBA to fund new originations; however, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

To utilize the full $150.0 million potential borrowing for which we were approved under this program, we needed to fund a total of $75.0 million to Solutions Capital, which we had done as of December 31, 2011. In January 2012, Solutions Capital borrowed the remaining $21.4 million of the commitment. See Note 16—Subsequent Events.

The maximum amount of outstanding leverage available to single-license SBIC companies is $150.0 million. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis.

As of December 31, 2011 and 2010, we had $182.4 million and $144.9 million, respectively, of investments in our SBIC and we had $28.8 million and $29.4 million, respectively, of restricted cash to be used for additional investments in our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate becomes fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of December 31, 2011, the SBIC had $128.6 million of borrowings outstanding summarized in the following table:

	Amount Outstanding				Treasury Rate at Pooling Date	Spread in basis points
(dollars in thousands)	December 31, 2011	December 31, 2010	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed	3.80%	264
2009-10A	12,000	12,000	5.34%	Fixed	2.81%	253
2009-10B	13,000	13,000	4.95%	Fixed	3.44%	151
2010-10B	27,500	27,500	3.93%	Fixed	2.56%	137
2011-10A	53,500	53,500	4.80%	Fixed	3.50%	130
Interim	20,000	—	1.55%	Interim	NA	NA

Total	$128,600	$108,600	4.21%		3.14%	149

In October 2008, we received exemptive relief from the SEC which effectively allows us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio.

NOTE 7—CAPITAL STOCK

We have one class of common stock and one class of preferred stock authorized. Our board of directors is authorized to: provide for the issuance of shares of preferred stock in one or more series; establish the number of shares to be included in each such series; and establish the designations, voting powers, preferences and rights of the shares of each such series, and any qualifications, limitations or restrictions thereof, subject to the 1940 Act. In January 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. See Note 16—Subsequent Events.

The following table summarizes our distributions per share declared since January 1, 2009.

Date Declared	Record Date	Payment Date	Amount
February 24, 2012	April 13, 2012	May 15, 2012	$0.17
October 31, 2011	December 15, 2011	January 13, 2012	$0.17
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11

NOTE 8—EMPLOYEE BENEFIT PLANS

All full-time employees, and those part-time employees who work at least 1,000 hours per year, are eligible to participate in a contributory employee savings plan that we sponsor under Section 401(k) of the Internal Revenue Code, or 401(k) Plan. Eligible employees may participate in the 401(k) Plan beginning on the first day of the calendar quarter following their respective date of hire. We match a portion of the contribution made by employees to the 401(k) Plan, based upon a percent of defined compensation. During the years ended December 31, 2011, 2010 and 2009, we incurred $262,000, $216,000 and $228,000, respectively, of expenses related to the 401(k) Plan.

During 2011, 2010 and 2009, we had a deferred compensation plan for certain executives that allowed them to defer a portion of their salary and bonuses to an unfunded deferred compensation plan that we manage. Contributions to the deferred compensation plan earn interest at a rate of 2.00% over our internal cost of funds rate, as defined by the plan. Effective December 1, 2011, the deferred compensation plan was irrevocably terminated, at which time participants were precluded from making any further contributions to the plan. In December 2012, we will make lump sum distributions to participants of all amounts remaining in their respective accounts. During the years ended December 31, 2011, 2010 and 2009, we incurred $73,000, $65,000 and $62,000, respectively, of expenses related to our deferred compensation plan.

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

During the year ended December 31, 2011, we issued 737,250 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $6.14. These awards included 121,250 shares of restricted stock issued under the MCG Capital Corporation 2011 Retention Program, or the Retention Program. The forfeiture provisions for 50% of the shares of restricted stock issued under the Retention Program will lapse on each of March 31, 2012 and September 30, 2012. For additional information about the Retention Program, see Note 10—Corporate Restructuring and Resignation of Chief Executive Officer. The awards made during the year ended December 31, 2011, under the 2006 Plan also included 86,500 shares of restricted stock awarded under the Long-Term Incentive Plan (discussed in more detail below). In addition to shares awarded under the Retention Program and the Long-Term Incentive Plan, during the year ended December 31, 2011, we also awarded 529,500 shares of restricted stock under the 2006 Plan to employees that will vest ratably over vesting periods up to four years. During the year ended December 31, 2010, we issued 424,500 shares of restricted stock under the 2006 Plan, at weighted-average fair value of $2.86 per share. Of the shares that we awarded during the year ended December 31, 2010, 346,000 shares were awarded under the Long-Term Incentive Plan, which is discussed in more detail below.

The following table summarizes shares of restricted stock awarded under the 2006 Plan:

Year			Number of Shares
Awarded	Forfeiture Provision Expire	Basis for Forfeiture Provisions	Awarded	Forfeiture Provisions Lapsed	Forfeited	Outstanding as of December 31, 2011
2011	2011	Market Condition	57,700	(57,700)	—	—
2011	2012	Market Condition and Service	28,800	(12,500)	(800)	15,500
2011	2012	Service	121,300	—	(6,500)	114,800
2011	2014	Service	504,500	(192,700)	(100,100)	211,700
2011	2015	Service	25,000	(3,100)	—	21,900
2010	2010	Market Condition	230,700	(230,700)	—	—
2010	2011	Market Condition and Service	115,300	(114,100)	(1,200)	—
2010	2014	Service	78,500	(31,900)	(23,200)	23,400
2009	2009	Market Condition	288,300	(288,300)	—	—
2009	2010	Market Condition and Service	144,200	(144,200)	—	—
2009	2010	Service and Performance	85,000	(42,500)	(42,500)	—
2008	2011	Service	897,500	(718,000)	(179,500)	—
2008	2012	Service	438,100	(319,100)	(103,300)	15,700
2007	2011	Service	836,100	(721,400)	(114,700)	—
2007	2008	Service and Performance	100,000	(88,400)	(11,600)	—
2006	2006	Service	83,000	(83,000)	—	—
2006	2008	Service	100,000	(100,000)	—	—
2006	2009	Service	300,000	(300,000)	—	—

Total shares			4,434,000	(3,447,600)	(583,400)	403,000

During the years ended December 31, 2011, 2010 and 2009, we recognized $2.1 million, $4.3 million and $7.7 million, respectively, of compensation expense related to share-based compensation awards. In addition, during the year ended December 31, 2011, we recognized $0.4 million of amortization of restricted stock awards as restructuring expense. As of December 31, 2011, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. We record dividends paid on shares of restricted common stock for which forfeiture provisions are expected to lapse to retained earnings, while we record dividends paid on shares of restricted common stock for which forfeiture provisions are not expected to lapse to compensation expense. No dividends paid during either the years ended December 31, 2011 or 2010 were recorded as compensation expense. No dividends were paid during the year ended December 31, 2009. As of December 31, 2011, we had $2.3 million of unrecognized compensation cost related to restricted common stock awarded to employees. We will recognize these costs over the remaining weighted-average requisite service period of 2.5 years.

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

The following table summarizes the price thresholds, the cumulative percentage, number of shares and cash bonus associated with each stock price threshold set forth in the LTIP. In addition, the following table summarizes the market thresholds that were achieved and the associated stock and cash awards through December 31, 2011.

	Market Thresholds, Shares and Cash Bonus Eligible for Award under Long-Term Incentive Plan			Date Market Thresholds Achieved and Shares and Dollar Amounts Awarded
	Potential Stock Awards		Aggregate Dollar Amount for Each Share Price threshold Achieved		Number of Shares Awarded(a)
Share Price	% of Award	Number of Shares		Date Share Price Achieved		Dollar Amount Awarded(b)
$ 3.00	25%	216,250	$—	October 2009	216,250	$—
$ 4.00	25%	216,250	—	October 2009	216,250	—
$ 5.00	25%	216,250	1,000,000	April 2010	216,250	1,000,000
$ 6.00	15%	129,750	996,000	November 2010	129,750	996,000
$ 7.00	10%	86,500	1,006,000	March 2011	86,500	1,006,000
$ 8.00 (c)	—%	—	2,209,000

	100%	865,000	$5,211,000		865,000	$3,002,000

(a)

As of December 31, 2011, we awarded 865,000 shares under the LTIP program, for which the forfeiture provision have lapsed on 847,419 shares and 2,083 shares were forfeited. Assuming that the associated LTIP participants meet the continuing service requirements, the forfeiture provisions for 15,500 shares will lapse in February 2012.

(b)

As of December 31, 2011, we awarded $3,002,000 of cash awards under the plan, of which $2,001,000 was paid out upon achievement of the market threshold. Cash in the amount of $801,000 was paid to LTIP participants in 2011 after satisfaction of the participants’ service requirement. Assuming that the associated LTIP participants meet the continuing service requirements, $180,000 will be paid in February 2012.

(c)

We are under no obligation to pay the cash award for the $8.00 tranche. The compensation committee of our board of directors has the sole discretion for making such determination, regardless of whether the $8.00 share price has been achieved. Cash awards in the amount of $1,021,000 were forfeited by employees upon resignation/termination from the Company.

We accounted for the restricted stock awards as equity awards. As of the July 23, 2009 grant date for the LTIP, we estimated the fair value of these awards was $1.9 million, and we amortized this amount on a straight-line basis over the derived service period. During the years ended December 31, 2011 and 2010, we recognized less than $0.1 million and $0.6 million, respectively, of compensation expense for these equity awards.

We account for the cash portion of the LTIP as liability awards. As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period. In total, during the year ended December 31, 2011, we reversed $0.4 million of previously recognized compensation expense for the cash awards under the LTIP and during the year ended December 31, 2010, we recognized $2.5 million of compensation expense for the cash awards under the LTIP. As of December 31, 2011, the fair value of the $8.00 tranche was less than $0.1 million. However, during the twelve months ending December 31, 2012, we could be required to recognize up to $1.2 million of compensation expense if the associated market condition for the $8.00 tranche were to be achieved before July 22, 2012.

NON-EMPLOYEE DIRECTOR SHARE BASED COMPENSATION

During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award from 100,000 to 150,000 shares. During the years ended December 31, 2011, 2010 and 2009, we awarded 15,000, 7,500 and 22,500 shares of restricted common stock, respectively, to eligible non-employee directors. During the years ended December 31, 2011, 2010 and 2009, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of December 31, 2011, we had less than $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 2.0 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION

The following table summarizes our restricted stock award activity during 2011:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2010	932,200	$3.92
Awarded	752,250	6.15
Forfeiture provision satisfied	(1,112,050)	4.16
Forfeited	(141,890)	6.86

Subject to forfeiture provisions as of December 31, 2011	430,510	$6.14

NOTE 10—CORPORATE RESTRUCTURING AND RESIGNATION OF CHIEF EXECUTIVE OFFICER

CORPORATE RESTRUCTURING

On August 1, 2011, our board of directors approved a plan to reduce our workforce by 42%, including 22 current employees and 5 resignations. As of December 31, 2011, our headcount was 37 employees. Affected employees received severance pay, continuation of benefits and, for employees who had been awarded restricted stock, additional lapsing of restrictions associated with restricted stock awards. We have accounted for these costs in accordance with ASC 420-10—Exit or Disposal Cost Obligations.

During the year ended December 31, 2011, we incurred $4.3 million of restructuring expenses, which we reported as a separate line item on our Consolidated Statements of Operations. The following table summarizes the restructuring charges recognized during the year ended December 31, 2011 related to our 2011 corporate restructuring:

(In thousands)	Year ended December 31, 2011
Severance benefits
Amortization of restricted stock(a)	$432
Cash severance obligations	3,803
Other restructuring costs(b)	54

Total restructuring charge	$4,289

(a)

Represents share-based compensation expenses associated with the lapsing of forfeiture restrictions applicable to restricted stock awards for affected employees over their respective severance periods. In total, the forfeiture provisions with respect to 67,742 shares of restricted stock that shall lapse during the former employees’ respective severance periods.

(b)	Includes $17 for retirement of fixed assets associated with restructuring.

We included liabilities associated with our restructuring in other liabilities on our Consolidated Balance Sheets. The following table summarizes changes in the balance of our restructuring liabilities from January 1, 2009 through December 31, 2011:

(in thousands)	Severance Benefits(a)	Other	Total
Balance as of January 1, 2009(b)	$272	$194	$466
Additions	4	—	4
Accretion	1	2	3
Cash payments	(99)	(85)	(184)

Balance as of December 31, 2009	$178	$111	$289
Additions	—	—	—
Accretion	—	1	1
Cash payments	—	(27)	(27)

Balance as of December 31, 2010	$178	$85	$263
Additions	3,747	36	3,783
Accretion	56	1	57
Cash payments	(1,509)	(68)	(1,577)

Balance as of December 31, 2011	$2,472	$54	$2,526

(a)	Includes the cost of severance and continuation of benefits.
(b)	The January 1, 2009 balance relates to liabilities carried forward from our August 2008 corporate restructuring.

2011 RETENTION PROGRAM

On August 1, 2011, our board of directors approved the MCG Capital Corporation 2011 Retention Program, or the Retention Program, for the benefit of our employees, including one of our named executive officers, but excluding our then: i) President and Chief Executive Officer; ii) Executive Vice President and Chief Financial Officer;

iii) Executive Vice President of Business Development; and iv) Senior Vice President, General Counsel and Chief Compliance Officer. We designed the Retention Program to provide eligible employees with certain incentives related to their past service and continuing employment with MCG. The Retention Program consists of an aggregate of $1.3 million in cash and up to 121,250 shares of restricted common stock.

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

RESIGNATION OF CHIEF EXECUTIVE OFFICER

On October 31, 2011, Richard W. Neu, chairman of our board of directors, was elected as chief executive officer, succeeding Steven F. Tunney, Sr. who resigned in order to pursue other interests. During the three months ending December 31, we recognized $2.7 million of expenses related to Mr. Tunney’s resignation consisting of $2.3 million of severance recognized in general and administrative expense and $0.4 million recognized in amortization of employee restricted stock on our Consolidated Statements of Operations. As of December 31, 2011, we had recorded $2.3 million of liabilities related to Mr. Tunney’s severance which was included in other liabilities on our Consolidated Balance Sheets.

NOTE 11—INCOME TAXES

As a RIC, we are taxed under Subchapter M of the Internal Revenue Code. As such, our income generally is not taxable to the extent we distribute it to stockholders and we meet certain qualification tests as outlined in the Internal Revenue Code. However, income from certain investments owned by our wholly owned subsidiaries is subject to federal, state and local income taxes. During 2011 and 2010, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. On a continuing basis, we monitor distribution requirements in order to comply with Subchapter M of the Internal Revenue Code.

We use the asset and liability method to account for our Taxable Subsidiaries’ income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the years ended December 31, 2011 and 2010, we recorded income tax provisions of $37,000 and $1.8 million, respectively. During 2009, we recorded an income tax benefit of $0.1 million. Approximately $1.6 million of the income tax expense accrued during 2010 was attributable to the sale of JetBroadband Holdings, LLC in July 2010. The remaining tax expense for 2011 and 2010 and the income tax benefit for 2009 were primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

Historically, we have declared dividends that were paid the following quarter. From December 2001 through December 31, 2011, we declared distributions per share of $12.81. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

The following table summarizes the distributions that we declared and paid during the three years ended December 31, 2011.

	Dividends per share
	Declared	Paid
Years ended December 31,
2011	$0.66	$0.63
2010	0.37	0.23
2009	—	—

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. During 2011 and 2010, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. During fiscal year 2009, we did not declare or pay any dividends to stockholders. We will monitor 2012 taxable income in order to ensure compliance with the distribution requirements as a RIC.

For tax years ended on or before December 31, 2010, we were able to carryforward net capital losses that we may have incurred for a period of eight years. In December 2010, Congress enacted the Regulated Investment Company Modernization Act of 2010, which, in part, will allow us to indefinitely carryover net capital losses that we may incur after 2010. For the tax years ended December 31, 2011, 2010 and 2009, we had net capital losses of $26.0 million, $5.2 million and $54.2 million, respectively, which we will carry forward to offset future net capital gains to the extent provided by federal tax law. The net capital loss carryforward from 2010 will expire in the tax year ending December 31, 2018 and the net capital loss carryforward from 2009 will expire in the tax year ending December 31, 2017.

For income tax purposes, we report distributions paid to stockholders as ordinary income, return of capital, capital gains or a combination thereof. For the tax year ended December 31, 2011, 37% of our distributions were from ordinary income and 63% of our distributions were a return of capital. For the tax year ended December 31, 2010, 100% of our distributions were from ordinary income. We did not make distributions on our common stock during the year ended December 31, 2009. Distributions per common share for the years ended December 31, 2011 and 2010 were taxable as follows:

	Years ended December 31,
	2011		2010
	$/Share	% of Total	$/Share	% of Total
Dividends declared during the year	$0.66		$0.37
Dividends declared in 2011 but paid in 2012	(0.17)		—
Dividends declared in 2010 but paid in 2011	0.14		(0.14)

Dividends paid in calendar year	0.63		0.23
Dividends declared in 2010, paid in 2011, but treated as taxable in 2010 as required by the Internal Revenue Code	(0.03)		0.03

Dividends paid for tax purposes	$0.60		$0.26

Dividends declared on tax Form 1099-DIV(unaudited)
Ordinary income(a)	$0.22	37.0%	$0.26	100.0%
Long-term capital gains(a)	—	—	—	—
Return of capital(b)	0.38	63.0	—	—

Total reported on tax Form 1099-DIV	$0.60	100.0%	$0.26	100.0%

(a)	For 2011 and 2010, ordinary income was reported on Form 1099-DIV as either qualified or non-qualified.
(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

On a tax basis, distributions allocable to 2011 were composed of $16.3 million of ordinary income and $29.0 million return of capital and distributions in 2010 were composed of $20.0 million of ordinary income.

Taxable income differs from net income recognized in accordance with GAAP because of temporary and permanent differences in income and expense recognition.

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

The following table summarizes the cost, as well as the unrealized appreciation and depreciation for federal income tax purposes as of December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Cost for federal income tax purposes	$952,154	$1,144,899

Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	43,663	56,950
Book to tax differences	84,712	90,981

Gross unrealized appreciation—tax basis	128,375	147,931

Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(320,007)	(293,940)
Book to tax differences	(30,381)	(37,981)

Gross unrealized depreciation—tax basis	(350,388)	(331,921)

Net unrealized depreciation—tax basis	(222,013)	(183,990)
Less: Unrealized depreciation of fair value of other assets and liabilities (GAAP)	294	1,023
Gross realized depreciation
Book to tax differences	10,731	47,773

Net realized depreciation—tax basis	10,731	47,773

Total investments at fair value (GAAP)	$741,166	$1,009,705

The following table reconciles GAAP net loss to taxable net income for the years ended December 31, 2011 and 2010:

(in thousands)	Years ended December 31,
	2011	2010
Net loss	$(93,115)	$(13,072)
Difference between book and tax losses on investments	52,005	(52,865)
Net change in unrealized depreciation on investments not taxable until realized	39,354	66,673
Capital losses in excess of capital gains	25,992	4,861
Timing difference related to deductibility of long-term incentive compensation	(5,909)	1,594
Taxable interest income on non-accrual loans(a)	(1,257)	14,857
Dividend income accrued for GAAP purposes that is not yet taxable	(7,344)	(7,368)
Distributions from taxable subsidiaries	2,152	3,529
Federal tax provision	37	1,801
Other, net	4,337	25

Taxable income before deductions for distributions	$16,252	$20,035

(a)

Results for the year ended December 31, 2011 reflect the reversal of interest we previously recognized on non-accrual loans of portfolio investments that we monetized. In accordance with the Internal Revenue Code, we are required to recognize as taxable interest income all interest that is owed to us by portfolio companies, including interest on those debt investments that are on non-accrual status for GAAP reporting purposes.

In December 2007, we received an examination report from the IRS related to its audit of our tax returns for the 2004 and 2005 tax years. The IRS proposed changes to certain deductions made by us for those years, primarily associated with the timing of certain realized losses in our portfolio. We appealed the proposed changes and reached a settlement with the IRS in the fourth quarter of 2010. As a result of this settlement, we paid approximately $0.8 million in federal and state tax, interest and penalties. All federal tax years subsequent to 2007 remain open to examination by the IRS. As of December 31, 2011, based on our analysis of our tax position, we concluded that we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC Topic 740, Income Taxes.

NOTE 12—LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2011	2010	2009
Numerator for basic and diluted loss per share
Net loss	$(93,115)	$(13,072)	$(51,059)
Less: Dividends declared—common and restricted shares	(50,877)	(28,343)	—

Undistributed earnings	(143,992)	(41,415)	(51,059)
Percentage allocated to common shares(a)	100.0%	100.0%	100.0%

Undistributed earnings—common shares	(143,992)	(41,415)	(51,059)
Add: Dividends declared—common shares	50,877	28,343	—

Numerator for common shares outstanding excluding participating shares	(93,115)	(13,072)	(51,059)
Numerator for participating unvested shares only	—	—	—

Numerator for basic and diluted loss per share—total	$(93,115)	$(13,072)	$(51,059)

Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	76,259	75,422	74,692
Participating unvested shares(b)	—	—	—
Basic and diluted weighted-average common shares outstanding—total(b)	76,259	75,422	74,692
Loss per share—basic and diluted	$(1.22)	$(0.17)	$(0.68)
(a) Basic and diluted weighted-average common shares:

Weighted-average common shares outstanding	76,259	75,422	74,692
Weighted-average restricted shares	—	—	—

Total basic and diluted(b) weighted-average common shares	76,259	75,422	74,692

Percentage allocated to common shares	100.0%	100.0%	100.0%

(b)

For the years ended December 31, 2011, 2010 and 2009, we excluded 735, 1,085, and 1,287 of weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of December 31, 2011 and 2010, we had $22.6 million and $32.3 million, respectively, of outstanding unused loan commitments. We estimate that for both December 31, 2011 and 2010 the fair value of these commitments were $0.1 million and $0.2 million, respectively, based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of December 31, 2011 and 2010, we had no outstanding guarantees or standby letters of credit.

LEASE OBLIGATIONS

We lease our headquarters and certain other facilities under non-cancelable operating leases which expire through 2013. We have sublet certain of our facilities to third parties. Future minimum lease payments for non-cancelable leases with terms of one year or more are as follows:

(in thousands)	Lease Commitments	Sublease	Lease Commitments Less Sublease
Year ending December 31,
2012	$2,137	$(60)	$2,077
2013	392	—	392

Total	$2,529	$(60)	$2,469

Certain leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. During the years ended December 31, 2011, 2010 and 2009, our rent expense totaled $1.8 million, $1.7 million and $1.8 million, respectively.

NOTE 14—FINANCIAL HIGHLIGHTS

Following schedule summarizes financial highlights for the five years ended December 31, 2011:

	Years Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009	2008	2007
PER SHARE DATA
Net asset value at beginning of year(a)	$7.54	$8.06	$8.66	$12.73	$12.83

Net (loss) income(b)
Net operating income before investment (loss) gain, (loss) gain on extinguishment of debt and income tax provision (benefit)	0.49	0.54	0.51	0.78	1.55
Net change in unrealized (depreciation) appreciation on investments	(0.51)	(0.88)	1.31	(3.44)	(0.53)
Net realized (loss) gain on investments	(1.19)	0.15	(2.57)	(0.13)	0.34
(Loss) gain on extinguishment of debt	(0.01)	0.04	0.07	0.15	—
Income tax provision	—	(0.02)	—	(0.01)	(0.04)

Net (loss) income	(1.22)	(0.17)	(0.68)	(2.65)	1.32

Net decrease in net assets resulting from distributions
From net investment income	(0.28)	(0.37)	—	—	(1.41)
From capital gains	—	—	—	—	(0.35)
From return of capital	(0.38)	—	—	(0.71)	—
Effect of stock offerings after record dates(c)	—	—	—	—	0.02

Net decrease in net assets resulting from distributions	(0.66)	(0.37)	—	(0.71)	(1.74)

Net (decrease) increase in net assets relating to stock-based transactions
Issuance of shares of common stock	—	—	—	(0.50)	2.91
Issuance of shares of restricted common stock(d)	(0.04)	(0.04)	—	(0.35)	(2.83)
Net increase in stockholders’ equity from restricted stock amortization	0.03	0.06	0.11	0.10	0.14
Net (decrease) increase in stockholders’ equity from other stock transactions(b)	—	—	(0.03)	0.04	0.10

Net (decrease) increase in net assets relating to share issuances	(0.01)	0.02	0.08	(0.71)	0.32

Net asset value at end of year(a)	$5.65	$7.54	$8.06	$8.66	$12.73

MARKET PRICE PER SHARE AT END OF YEAR	$3.99	$6.97	$4.32	$0.71	$11.59
TOTAL RETURN(e)	(33.72)%	66.67%	508.45%	(87.75)%	(34.30)%

SHARES OF COMMON STOCK OUTSTANDING
Weighted-average (diluted)	76,259	75,422	74,692	72,254	65,606
End of year	76,997	76,662	76,394	76,075	65,587
NET ASSETS
Average	$534,240	$611,084	$620,243	$788,036	$800,127
End of year	$434,952	$578,016	$615,683	$658,911	$834,689
RATIO
Operating expenses to average net assets	8.99%	8.02%	9.94%	10.06%	10.65%
Net operating income to average net assets	7.05%	6.64%	6.16%	7.12%	12.74%
General and administrative expense to average net assets	2.63%	1.88%	2.52%	2.11%	1.41%
Return on average equity	(17.43)%	(2.14)%	(8.23)%	(24.27)%	10.83%

(a)	Based on total shares outstanding.
(b)	Based on weighted-average shares outstanding.
(c)	The effect on distributions of stock offerings after record dates represents the effect on net asset value of issuing additional shares after the record date of a distribution.
(d)	Represents the effects of shares issued during the period and the lapsing of forfeiture provisions on restricted stock on earnings per share.
(e)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price].

NOTE 15—SELECTED QUARTERLY DATA (UNAUDITED)

The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2011. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2011 Quarters				2010 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
INCOME STATEMENT DATA
Revenue	$19,475	$20,710	$21,208	$24,303	$23,484	$22,571	$21,768	$21,746
Net operating income before investment loss, (loss) gain on extinguishment of debt and income tax provision (benefit)	7,464	5,953	11,238	13,003	11,876	11,400	8,850	8,439
Net (loss) income	$(48,973)	$(25,109)	$(10,218)	$(8,815)	$(17,748)	$(529)	$(750)	$5,955
(Loss) earnings per common share—basic and diluted	$(0.64)	$(0.33)	$(0.13)	$(0.12)	$(0.23)	$(0.01)	$(0.01)	$0.08
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	76,514	76,404	76,343	75,765	75,648	75,486	75,392	76,339

NOTE 16—SUBSEQUENT EVENTS

AMENDED WAREHOUSE SALE AND SERVICING AGREEMENT

In January 2012, we entered into an amendment to the SunTrust Warehouse to accelerate the termination date of the facility to January 17, 2012. The facility entered a 24-month amortization period and the new legal final maturity date is January 17, 2014. In connection with the execution of the amendment, $4.8 million from the principal collections account in the MCG Commercial Loan Funding Trust was used to reduce the outstanding advances from the SunTrust Warehouse. After this repayment, the new balance of the outstanding advances from the SunTrust Warehouse is $51.1 million. All future principal collections will be used to further reduce the balance of the outstanding advances. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the warehouse facility may only look to the collateral to satisfy the outstanding obligations under this facility.

We also agreed to a number of modifications to the SunTrust Warehouse terms, including a decrease in the required amount of the minimum consolidated tangible net worth of the Company from $450 million plus 50% of any equity raised after February 26, 2009 to $375 million plus 50% of any equity raised after February 26, 2009. The amendment also removed certain requirements that were to be met in order for the pool of commercial loans in the Trust to be fully included in the borrowing base, such as those relating to average loan amount limit and obligor residency and industry diversity. In addition, SunTrust approved Richard W. Neu, our Chief Executive Officer, as an acceptable replacement for Steven F. Tunney in the management of the Company, and the amendment modified the key man provision to include Stephen Bacica, our Chief Financial Officer, in addition to B. Hagen Saville, our President and Chief Operating Officer, and Richard W. Neu.

We paid to SunTrust an amendment fee of $0.5 million, or 1.0% of the advances outstanding after the repayments related to the amendment. In addition, due to the reduction of the facility we will recognize in interest expense approximately $1.5 million of accelerated deferred financing fees in the first quarter of 2012. The interest rate margin on outstanding advances, which accrue interest based on the commercial paper or eurodollar rate, is 3.25%.

PAY-OFF OF PRIVATE PLACEMENT NOTES

On January 17, 2012, we repaid in full and terminated the Series 2007-A unsecured notes. In connection with the termination of the notes and pursuant to the terms of a prepayment and waiver agreement with the noteholders, we paid to the noteholders $8.7 million of principal, $0.2 million in accrued interest and $0.2 million in prepayment fees.

STOCK REPURCHASE PLAN

On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. As of March 1, 2012, no shares have been repurchased.

DRAW OF SBA COMMITMENT

As of December 31, 2011, The SBA had approved and committed $150.0 million in borrowings to us through Solutions Capital. As of December 31, 2011, $128.6 million of SBA borrowings were outstanding. In January 2012, Solutions Capital borrowed the remaining $21.4 million of the commitment. The new borrowings bear an interim financing rate of 1.3%. The rate will become fixed at the time of SBA pooling, which is within nine months of funding, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

PORTFOLIO INVESTMENTS

In February 2012, we accepted $23.7 million for our senior preferred stock and warrant position in Jenzabar. This amount resulted in an $11.0 million unrealized depreciation during 2011 of our investment in Jenzabar. The consideration received also settled any and all direct claims and counterclaims asserted in the litigation by and among the Company, Jenzabar and certain Jenzabar officers and directors. We will receive the balance of the payment for our position in Jenzabar in the amount of $990,000 for our subordinated preferred stock and will exchange those shares upon the final dismissal of the litigation, including the dismissal of the derivative claims.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

1.	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including the supervision and participation of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on our assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report with regard to our internal control over financial reporting.

(b) ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

The attestation report of our independent registered public accounting firm regarding our internal control over financial reporting appears on page 75.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to our directors, nominees for election as directors, executive officers and audit committee under the headings Election of Directors, Corporate Governance—Our Executive Officers, Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance—Board Committees in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

We made no material change to the procedures by which stockholders may recommend nominees to our board of directors, as described in our 2011 proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The discussion under the headings Executive Compensation, Compensation of Directors, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation, and Narrative Disclosure of Our Compensation Policies and Practices as They Relate to Risk Management in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The discussion under the heading Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The discussion under the headings Certain Relationships and Related Transactions; Policies and Procedures for Related Person Transactions and Corporate Governance—Board Determination of Independence in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The discussion under the heading Ratification of Selection of Independent Registered Public Accounting Firm—Auditors’ Fees and—Pre-Approval Policies and Procedures in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MCG Capital Corporation

We have audited the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2011, and the consolidated financial highlights for each of the five years in the period ended December 31, 2011, and have issued our report thereon dated March 1, 2012 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in Item 15 of this Form 10-K. The Schedule 12-14 is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

March 1, 2012

Schedule 12-14

MCG Capital Corporation

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)		Year Ended December 31, 2011	As of December 31, 2010 Fair Value			As of December 31, 2011 Fair Value
Portfolio Company	Investment(a)	Amount of Interest or Dividends Credited to Income(e)		Gross Additions(b)	Gross Reductions(c)
Control Investments: Majority-owned
Avenue Broadband LLC	Subordinated Debt	$684	$15,115	$289	$(15,404)	$—
	Preferred Units	727	35,371	727	(36,098)	—
	Warrants to purchase Class B Common Stock	—	—	—	—	—
Broadview Networks Holdings, Inc.	Series A Preferred Stock	—	47,477	—	(42,462)	5,015
	Series A-1 Preferred Stock	—	54,794	—	(49,006)	5,788
	Series B Preferred Stock	—	698	—	(624)	74
	Class A Common Stock	—	—	—	—	—
GMC Television Broadcasting, LLC	Senior Debt	936	21,656	1,129	(5,618)	17,167
	Subordinated Debt(d)	—	—	—	—	—
	Subordinated Unsecured Debt(d)	—	—	—	—	—
	Class B Voting Units	—	—	—	—	—
Intran Media, LLC	Senior Debt	237	7,430	2,974	(10,404)	—
	Preferred A Units	—	—	400	—	400
	Preferred B Units	—	—	—	—	—
	Preferred C Units	—	—	1,250	(1,250)	—
Jet Plastica Investors, LLC	Senior Debt(d)	1,185	13,990	17,268	(22,113)	9,145
	Subordinated Debt(d)	—	7,143	161	(7,304)	—
	Preferred LLC Interest	—	—	—	—	—
MTP Holding, LLC	Common LLC Interest	—	—	—	—	—
Orbitel Holdings, LLC	Senior Debt	1,718	14,874	3,823	(185)	18,512
	Preferred LLC Interest	792	13,515	5,575	—	19,090
PremierGarage Holdings, LLC	Senior Debt(d)	—	5,916	3,581	(9,497)	—
	Preferred LLC Units	—	—	—	—	—
	Common LLC Units	—	—	—	—	—
RadioPharmacy Investors, LLC	Senior Debt	623	8,500	—	(324)	8,176
	Subordinated Debt	1,586	10,357	325	(327)	10,355
	Preferred LLC Interest	1,603	7,219	8,707	—	15,926
Superior Industries Investors, LLC	Subordinated Debt	748	23,603	449	(24,052)	—
	Preferred Units	229	19,283	229	(19,512)	—
Total Sleep Holdings, Inc.(f)	Subordinated Debt(d)	—	—	—	—	—
	Unsecured Notes	—	—	—	—	—
	Series A Preferred Stock	—	—	—	—	—
	Series B Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—

Total Control Investments: Majority-owned		11,068	306,941	46,887	(244,180)	109,648

Control Investments: Non-majority owned
National Product Services, Inc.	Senior Debt(d)	—	3,348	19,681	(13,414)	9,615
	Series A Preferred Units	—	—	50	(50)	—
	Series B Preferred Units	—	—	—	—	—
	Common Units	—	—	—	—	—

Total Control Investments: Non-majority owned		—	3,348	19,731	(13,464)	9,615

Total Control Investments		$11,068	$310,289	$66,618	$(257,644)	$119,263

MCG Capital Corporation

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)		Year Ended December 31, 2011	As of December 31, 2010 Fair Value			As of December 31, 2011 Fair Value
Portfolio Company	Investment(a)	Amount of Interest or Dividends Credited to Income(e)		Gross Additions(b)	Gross Reductions(c)
Affiliate Investments
Advanced Sleep Concepts, Inc.	Senior Debt	$938	$5,322	$1,476	$(947)	$5,851
	Subordinated Debt	750	5,274	340	—	5,614
	Series A Preferred Stock	47	104	47	(90)	61
	Series B Preferred Stock	—	—	270	—	270
	Common Stock	—	—	—	—	—
	Warrants to purchase Common Stock	—	—	—	—	—
Cherry Hill Holdings Inc.	Series A Preferred Stock	616	1,076	616	(1,692)	—
Contract Datascan Holdings, Inc.	Subordinated Debt	1,250	7,074	765	(486)	7,353
	Series A Preferred Stock	81	1,983	405	(457)	1,931
	Common Stock	—	410	67	(477)	—
Stratford School Holdings, Inc.	Senior Debt	1,464	18,885	2,527	(4,000)	17,412
	Series A Convertible Preferred Stock	120	8,534	1,657	—	10,191
	Warrants to purchase Common Stock	—	2,910	177	—	3,087
Sunshine Media Delaware, LLC	Common Stock	—	116	448	(564)	—
	Class A LLC Interest	—	112	469	(581)	—
	Options to acquire Warrants to purchase Class B LLC Interest	—	—	—	—	—
Velocity Technology Enterprises, Inc.	Series A Preferred Stock	—	1,500	—	(1,500)	—

Total Affiliate Investments		$5,266	$53,300	$9,264	$(10,794)	$51,770

This schedule should be read in conjunction with our Consolidated Financial Statements, including our Consolidated Schedule of Investments and Notes 3 and 4 to the Consolidated Financial Statements.

(a)

Common stock, warrants, options and, in some cases, preferred stock generally are non-income producing and restricted. The principal amount of the debt and the number of shares of common stock and preferred stock are shown in the Consolidated Schedule of Investments as of December 31, 2011.

(b)

Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, amortization of discounts and fees, and exchange of one or more existing securities for one or more new securities. Gross additions also include net changes in unrealized appreciation (depreciation).

(c)

Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(d)	All or part of this debt is on non-accrual status as of December 31, 2011, and, therefore, is considered non-income producing.
(e)

Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

(f)	In 2011, we wrote-off our investment in Total Sleep Holdings, Inc., which had zero fair value as of December 31, 2010.
**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are neither consolidated nor accounted for under the equity method of accounting.

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

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K

	Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of MCG Capital Corporation	8-K (0-33377)	May 31, 2005	3.1

3.2	Amended and Restated Bylaws of MCG Capital Corporation	8-K (0-33377)	October 30, 2009	3.1

	Instruments Defining the Rights of Security Holders

4.1	Specimen Common Stock Certificate	N-2 (333-64596)	November 1, 2001	99.d.1

4.2	Third Amended and Restated Registration Rights Agreement by and among MCG Capital Corporation and certain stockholders	10-K (0-33377)	April 1, 2002	10.1

	Material Contracts—Purchase, Financing and Credit Agreements

10.1	Corporate Custodial Agreement between MCG Capital Corporation and Riggs Bank, N.A.	10-K (0-33377)	April 1, 2002	10.45

10.2	Amended and Restated Custody Agreement by and between MCG Capital Corporation and Wells Fargo Bank, National Association, dated December 11, 2008	10-K (0-33377)	March 9, 2009	10.2

10.3	Amended and Restated Sale and Servicing Agreement by and among MCG Capital Corporation, MCG Commercial Loan Funding Trust, Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, dated as of February 26, 2009	8-K (0-33377)	February 27, 2009	10.2

10.4	Amendment No. 1 to Amended and Restated Sale and Servicing Agreement by and among MCG Capital Corporation, MCG Commercial Loan Funding Trust, Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, dated as of February 17, 2010	8-K (0-33377)	February 18, 2010	10.1

10.5	Amendment No. 2 to Amended and Restated Sale and Servicing Agreement by and among MCG Capital Corporation, MCG Commercial Loan Funding Trust, Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, dated as of January 25, 2011	8-K (0-33377)	January 27, 2011	10.1

10.6	Amendment No. 3 to Amended and Restated Sale and Servicing Agreement by and among MCG Capital Corporation, MCG Commercial Loan Funding Trust; Three Pillars Funding LLC; SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, dated as of May 5, 2011	10-Q (0-33377)	August 4, 2011	10.1

10.7	Amendment No. 4 to Amended and Restated Sale and Servicing Agreement by and among MCG Capital Corporation, MCG Commercial Loan Funding Trust; Three Pillars Funding LLC; SunTrust Robinson Humphrey, Inc. and Wells Fargo Bank, National Association, dated as of January 17, 2012	8-K (0-33377)	January 17, 2012	10.1

10.8	Indenture by and between MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.24

10.9	Collateral Management Agreement, by and between MCG Commercial Loan Trust 2006-1 and MCG Capital Corporation, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.25

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K

10.10	Class A-2 Note Purchase Agreement by and among MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.26

10.11	Class A-3 Note Purchase Agreement, by and among MCG Commercial Loan Trust 2006-1, North Sea Funding Europe Asset Purchasing Company No. 1 B.V. and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.27

10.12	Class A-3 Note Purchase Agreement by and among MCG Commercial Loan Trust 2006-1, Barclays Bank PLC and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333- 133669)	May 1, 2006	99.f.28

	Material Contracts—Leases

10.13	Deed of Lease by and between Twin Towers II Associates Limited Partnership, as landlord, and MCG Capital Corporation, as tenant, dated as of September 24, 2002	10-Q (0-33377)	November 14, 2002	10.50

10.14	First Amendment to Deed of Lease by and between Twin Towers II Property Associates, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 30, 2006	10-K (0-33377)	March 1, 2007	10.73

10.15	Partial Termination of Deed of Lease by and between 1000-1100 Wilson Owner, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 15, 2008	10-K (0-33377)	March 9, 2009	10.24

	Material Contracts—Management Contracts and Compensation Plans

10.16#	MCG Capital Corporation Supplemental Non-Qualified Retirement Plan Amended and Restated as of January 1, 2005	10-Q (0-33377)	November 7, 2006	10.70

10.17#	Amendment to the MCG Capital Corporation Supplemental Non-Qualified Retirement Plan, Amended and Restated as of January 1, 2005, dated as of December 30, 2008	10-K (0-33377)	March 9, 2009	10.26

10.18#	MCG Capital Corporation 401(k) Plan	10-K (0-33377)	March 4, 2011	10.21

10.19#	MCG Capital Corporation Dividend Reinvestment Plan	N-2 (333-64596)	November 1, 2001	99.e

10.20#	MCG Capital Corporation Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan	8-K(0-33377) 8-K/A(0-33377)	June 1, 2010 June 2, 2010	10.2 10.2

10.21#	MCG Capital Corporation Third Amended and Restated 2006 Employee Restricted Stock Plan	8-K(0-33377) 8-K/A(0-33377)	June 1, 2010 June 2, 2010	10.1 10.1

10.22#	Form of Restricted Stock Agreement for Non-Employee Members of the Board of Directors (pursuant to the Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan)	10-Q (0-33377)	August 5, 2010	10.4

10.23#	Form of Restricted Stock Agreement for Employees (pursuant to the Third Amended and Restated 2006 Employee Restricted Stock Plan)	10-Q (0-33377)	August 5, 2010	10.3

10.24#	Restricted Stock Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated November 21, 2006	10-K (0-33377)	March 9, 2009	10.37

10.25#	Employment Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated as of September 18, 2006	8-K (0-33377)	September 19, 2006	10.1

10.26#	Amendment to Employment Agreement by and between MCG Capital Corporation and Steven F. Tunney, dated as of December 23, 2008	10-K (0-33377)	March 9, 2009	10.41

10.27#	Letter Agreement between MCG Capital Corporation and Steven F. Tunney, Sr. dated October 31, 2011	8-K (0-33377)	October 31, 2011	10.41

10.28#	Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of September 18, 2006	8-K (0-33377)	September 19, 2006	10.2

10.29#	Amendment to Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of December 31, 2008	10-K (0-33377)	March 9, 2009	10.43

10.30#	Employment Agreement by and between MCG Capital Corporation and Samuel G. Rubenstein, dated as of March 1, 2007	10-K (0-33377)	March 1, 2007	10.74

10.31#	Amendment to Employment Agreement by and between MCG Capital Corporation and Samuel G. Rubenstein, dated as of December 23, 2008	10-K (0-33377)	March 9, 2009	10.47

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K

10.32#	Employment Agreement by and between MCG Capital Corporation and Stephen J. Bacica, dated as of October 28, 2008	10-Q (0-33377)	October 31, 2008	10.2

10.33#	Amendment to Employment Agreement by and between MCG Capital Corporation and Stephen J. Bacica, dated as of December 23, 2008	10-K (0-33377)	March 9, 2009	10.50

10.34#	Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Tod K. Reichert, dated August 2, 2011	10-Q (0-33377)	August 4, 2011	10.6

10.35#	MCG Capital Corporation 2009 Long-Term Incentive Program	8-K (0-33377)	July 24, 2009	10.2

10.36#	Non-Employee Director Compensation Summary				*

10.37#	MCG Capital Corporation 2011 Retention Program, dated August 2, 2011	10-Q (0-33377)	August 4, 2011	10.3

10.38#	MCG Capital Corporation 2011 Severance Pay Plan, dated August 3, 2011	10-Q (0-33377)	August 4, 2011	10.4

10.39#	Restricted Stock Agreement for MCG Employee under the 2011 Retention Program	10-Q (0-33377)	August 4, 2011	10.5

	Material Contracts—Other

10.40	Settlement Agreement by and among Springbok Capital Management, LLC, Springbok Capital Onshore, LLC, Gavin Saitowitz, Soundpost Partners, LP, Jaime Lester, Lyrical Partners, L.P., Jeffrey Keswin, Edward Gage, Robert S. Everett and MCG Capital Corporation, dated as of April 24, 2009	8-K (0-33377)	April 28, 2009	10.1

	Subsidiaries of the Registrant

21	Subsidiaries of MCG Capital Corporation and Jurisdiction of Incorporation/Organization				*

	Consents of Experts

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				*

	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				*

31.3	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
†	Furnished herewith.
#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit herein pursuant to Item 15(a) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2012.

MCG CAPITAL CORPORATION

By:	/S/ RICHARD W. NEU
Richard W. Neu Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD W. NEU Richard W. Neu	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 1, 2012

/s/ STEPHEN J. BACICA Stephen J. Bacica	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2012

/s/ LINDA A. NIMMONS Linda A. Nimmons	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2012

/s/ B. HAGEN SAVILLE	President and Chief Operating Officer and Director	March 1, 2012
B. Hagen Saville

/s/ A. HUGH EWING, III	Director	February 24, 2012
A. Hugh Ewing, III

/s/ KIM D. KELLY	Director	February 24, 2012
Kim D. Kelly

/s/ WALLACE B. MILLNER, III	Director	February 24, 2012
Wallace B. Millner, III

/s/ KENNETH J. O’KEEFE	Director	February 24, 2012
Kenneth J. O’Keefe

/s/ GAVIN SAITOWITZ	Director	February 24, 2012
Gavin Saitowitz