Form 10-Q
period 2012-03-31
MCG CAPITAL CORP
filed 2012-05-03
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
___________________
Commission file number 0-33377
MCG CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1889518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 Wilson Boulevard, Suite 3000 Arlington, VA (Address of principal executive offices)	22209 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 27, 2012, there were 76,762,220 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$59,941	$58,563
Cash, securitization accounts	35,380	40,306
Cash, restricted	69,279	34,964
Investments at fair value
Non-affiliate investments (cost of $512,777 and $570,209, respectively)	494,532	570,133
Affiliate investments (cost of $42,695 and $40,858, respectively)	53,756	51,770
Control investments (cost of $405,586 and $406,151, respectively)	117,852	119,263
Total investments (cost of $961,058 and $1,017,218, respectively)	666,140	741,166
Interest receivable	4,122	4,049
Other assets	9,362	11,490
Total assets	$844,224	$890,538
Liabilities
Borrowings (maturing within one year of $28,734 and $32,983, respectively)	$402,783	$430,219
Interest payable	1,110	2,710
Dividends payable	13,050	13,092
Other liabilities	8,796	9,565
Total liabilities	425,739	455,586
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on March 31, 2012 and December 31, 2011, 76,762 issued and outstanding on March 31, 2012 and 76,997 issued and outstanding on December 31, 2011	768	770
Paid-in capital	1,004,976	1,009,748
Distributions in excess of earnings
Paid-in capital	(195,310)	(195,310)
Other	(96,734)	(103,912)
Net unrealized depreciation on investments	(295,215)	(276,344)
Total stockholders’ equity	418,485	434,952
Total liabilities and stockholders’ equity	$844,224	$890,538
Net asset value per common share at end of period	$5.45	$5.65

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2012	2011
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$14,357	$17,558
Affiliate investments (5% to 25% owned)	1,184	1,143
Control investments (more than 25% owned)	1,755	4,735
Total interest and dividend income	17,296	23,436
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	236	507
Control investments (more than 25% owned)	27	360
Total advisory fees and other income	263	867
Total revenue	17,559	24,303
Operating expense
Interest expense	5,202	3,873
Employee compensation
Salaries and benefits	3,875	3,976
Amortization of employee restricted stock awards	478	624
Total employee compensation	4,353	4,600
General and administrative expense	3,936	2,827
Restructuring expense	26	—
Total operating expense	13,517	11,300
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	4,042	13,003
Net realized gain (loss) on investments
Non-affiliate investments (less than 5% owned)	16,370	(27,917)
Affiliate investments (5% to 25% owned)	—	(917)
Control investments (more than 25% owned)	8	1,207
Total net realized gain (loss) on investments	16,378	(27,627)
Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	(18,169)	31,533
Affiliate investments (5% to 25% owned)	149	1,447
Control investments (more than 25% owned)	(846)	(26,279)
Derivative and other fair value adjustments	(5)	(18)
Total net unrealized (depreciation) appreciation on investments	(18,871)	6,683
Net investment loss before income tax provision	(2,493)	(20,944)
Loss on extinguishment of debt before income tax provision	(174)	(863)
Income tax provision	18	11
Net income (loss)	$1,357	$(8,815)
Income (loss) per basic and diluted common share	$0.02	$(0.12)
Cash distributions declared per common share	$0.17	$0.15
Weighted-average common shares outstanding—basic and diluted	77,050	75,765

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2012	2011
Decrease in net assets from operations
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	$4,042	$13,003
Net realized gain (loss) on investments	16,378	(27,627)
Net unrealized (depreciation) appreciation on investments	(18,871)	6,683
Loss on extinguishment of debt before income tax provision	(174)	(863)
Income tax provision	(18)	(11)
Net income (loss)	1,357	(8,815)
Distributions to stockholders
Distributions declared	(13,050)	(11,582)
Net decrease in net assets resulting from stockholder distributions	(13,050)	(11,582)
Capital share transactions
Repurchase of common stock	(5,085)	—
Amortization of restricted stock awards
Employee	478	624
Non-employee director	17	17
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(184)	(1,167)
Net decrease in net assets resulting from capital share transactions	(4,774)	(526)
Total decrease in net assets	(16,467)	(20,923)
Net assets
Beginning of period	434,952	578,016
End of period	$418,485	$557,093
Net asset value per common share at end of period	$5.45	$7.23
Common shares outstanding at end of period	76,762	77,065

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities
Net income (loss)	$1,357	$(8,815)
Adjustments to reconcile net loss to net cash provided by operating activities
Investments in portfolio companies	(4,367)	(89,483)
Principal collections related to investment repayments or sales	75,520	119,260
Decrease in interest receivable, accrued payment-in-kind interest and dividends	1,280	6,503
Amortization of restricted stock awards
Employee	478	624
Non-employee director	17	17
Decrease (increase) in cash—securitization accounts from interest collections	292	(7,891)
Increase in restricted cash—escrow accounts	1,122	(1,224)
Depreciation and amortization	2,757	902
Decrease in other assets	401	85
Decrease in other liabilities	(2,342)	(419)
Realized (gain) loss on investments	(16,378)	27,627
Net change in unrealized depreciation (appreciation) on investments	18,871	(6,683)
Loss on extinguishment of debt	174	863
Net cash provided by operating activities	79,182	41,366
Cash flows from financing activities
Repurchase of common stock	(5,085)	—
Payments on borrowings	(49,010)	(25,402)
Proceeds from borrowings	21,400	5,000
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	4,634	(20,426)
Restricted cash	(35,437)	8,666
Payment of financing costs	(1,030)	(1,701)
Distributions paid	(13,092)	(10,735)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(184)	(1,167)
Net cash used in financing activities	(77,804)	(45,765)
Net increase (decrease) in cash and cash equivalents	1,378	(4,399)
Cash and cash equivalents
Beginning balance	58,563	44,970
Ending balance	$59,941	$40,571
Supplemental disclosure of cash flow information
Interest paid	$4,318	$3,952
Income taxes (refunded) paid	12	(103)
Paid-in-kind interest collected	333	5,780
Dividend income collected	3,465	4,183

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
March 31, 2012 (unaudited)
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
Broadview Networks Holdings, Inc.(6)	Communications	Series A Preferred Stock (12.0%, 87,254 shares)					$81,984	$4,663
		Series A-1 Preferred Stock (12.0%, 100,702 shares)					77,496	5,382
		Series B Preferred Stock (12.0%, 1,282 shares)					100	69
		Class A Common Stock (4,731,031 shares)					—	—
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.5%	—	4.5%	$19,103	16,658	17,037
		Subordinated Debt (Due 12/16)(1)(7)	2.5%	—	2.5%	11,089	6,976	—
		Class B Voting Units (8.0%, 86,700 units)					9,071	—
Intran Media, LLC(6)	Other Media	Series A Preferred Units (10.0%, 36,300 units)					9,095	400
		Series B Preferred Units (10.0%, 12,700 units)					3,000	—
		Series C Preferred Units (10.0%,15,000 units)					1,250	—
Jet Plastica Investors, LLC(2)(12)	Plastic Products	Senior Debt A (Due 3/15)(1)(7)	2.5%	7.0%	9.5%	15,421	14,645	12,048
		Senior Debt B (Due 6/15)(1)(7)	2.5%	5.0%	7.5%	24,518	18,974	—
		Senior Debt C (Due 6/16)(7)	—	2.5%	2.5%	6,380	6,250	—
		Senior Debt D (Due 3/13-9/16)(7)	—	2.5%	2.5%	29,388	21,560	—
		Series B Preferred Stock (8.0%, 10,000 shares)					10,000	—
		Preferred LLC Interest (8.0%, 301,595 units)					34,014	—
NPS Holding Group, LLC(2)(5)(6)	Business Services	Senior Debt Revolver (Due 6/13)(1)(7)	6.3%	2.5%	8.7%	3,959	2,360	4,203
		Senior Debt A1 (Due 6/13)(1)(7)	6.3%	—	6.3%	9,157	3,470	6,048
		Senior Debt A2 (Due 6/13)(1)(7)	6.3%	—	6.3%	2,069	1,905	32
		Senior Debt A3 (Due 6/13)(1)(7)	6.3%	—	6.3%	15,324	6,228	230
		Series A Preferred Units (504 units)					50	—
		Series B Preferred Units (5.0%, 10,731 units)					10,731	—
		Common Units (36,500 units)					—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (Due 2/13)(1)	10.0%	—	10.0%	17,775	17,733	17,733
		Preferred LLC Interest (10.0%, 150,000 units)(1)					17,929	17,124
PremierGarage Holdings, LLC(2)(6)	Home Furnishings	Preferred LLC Units (400 units)					400	—
		Common LLC Units (79,935 units)					4,971	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	8,176	8,176	8,176
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,362	10,357	10,357
		Preferred LLC Interest (19.7%, 70,000 units)					10,203	14,350
Total Control Investments (represents 17.7% of total investments at fair value)							405,586	117,852
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14)(1)	13.4%	—	13.4%	$7,559	$7,523	$7,523
		Subordinated Debt (Due 1/14)(1)	12.0%	4.0%	16.0%	5,697	5,674	5,674
		Series A Preferred Stock (20.0%, 49 shares)					344	43
		Series B Preferred Stock (1,000 shares)					—	190
		Common Stock (423 shares)					524	—
		Warrants to purchase Common Stock (expire 10/16)					348	—
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	8,445	7,847	7,468
		Series A Preferred Stock (10.0%, 2,313 shares)(1)					2,387	2,231
		Common Stock (4,806 shares)(1)					477	—
Stratford School Holdings, Inc.(2)	Education	Senior Debt (Due 12/15)(1)	7.5%	—	7.5%	17,500	17,418	17,418
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)					153	10,207
		Warrants to purchase Common Stock (expire 5/15)(1)					—	3,002
Total Affiliate Investments (represents 8.1% of total investments at fair value)							42,695	53,756

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
March 31, 2012 (unaudited)
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
BarBri, Inc.	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	$6,974	$6,912	$6,938
Capstone Logistics, LLC(12)	Logistics	Senior Debt (Due 9/16)(1)	10.5%	—	10.5%	29,920	29,786	29,786
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (Due 12/15)(1)	9.5%	—	9.5%	23,444	23,234	23,411
Coastal Sunbelt Holding, Inc.(2)	Food Services	Senior Debt (Due 8/14-12/15)(1)	9.1%	—	9.1%	19,661	19,530	19,530
		Subordinated Debt (Due 8/15)(1)	16.0%	—	16.0%	9,038	8,970	9,004
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Series A-2 Preferred Stock (12.0%, 20,000 shares)					—	441
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 6/13)(1)	8.6%	6.3%	14.9%	8,020	7,880	7,781
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 12/13)(1)(8)	5.2%	8.0%	13.2%	27,188	22,905	19,450
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (Due 12/16)(7)	7.0%	—	7.0%	600	560	597
Data Based Systems International, Inc.	Business Services	Subordinated Debt (Due 8/16)(1)	10.0%	4.0%	14.0%	9,095	8,927	9,050
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	9.3%	—	9.3%	25,000	24,791	24,791
Gans Communications, L.P.(2)	Cable	Senior Debt (Due 10/17)(1)	5.3%	—	5.3%	5,565	5,549	5,578
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	10.7%	4.3%	15.0%	18,074	17,782	17,782
		Series A Preferred Shares (14.0%, 5,000,000 shares)					8,192	7,355
		Class C Shares (621,907 shares)					529	—
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)	8.0%	—	8.0%		3,043	2,533
Goodman Global, Inc.	Manufacturing	Senior Debt (Due 10/16)(1)	5.8%	—	5.8%	5,599	5,628	5,643
GSDM Holdings Corp.(2)(13)	Healthcare	Senior Debt (Due 1/16)(1)	11.5%	6.0%	17.5%	27,183	26,947	26,947
		Series B Preferred Stock (12.5%, 852,950 shares)					5,457	7,433
Industrial Safety Technologies, LLC	Manufacturing	Senior Debt (Due 9/16)(1)	9.5%	—	9.5%	22,000	21,784	21,784
Jenzabar, Inc.(10)	Technology	Subordinated Preferred Stock (109,800 shares)					1,098	988
Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)					2,185	25
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,950	4,891	4,887
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					1,787	1,930
		Class A Common Units (1,250,000 units)					—	400
Metropolitan Telecommunications Holding Company(2)	Communications	Senior Debt (Due 3/14-12/16)(1)	8.1%	—	8.1%	22,770	22,646	22,646
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	17,488	17,211	15,993
		Warrants to purchase Class A Units (expire 3/21) (1)					123	31
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (Due 12/12)(1)	12.8%	1.0%	13.8%	29,941	29,806	29,305
		Series D Preferred Units (30.0%, 2,000,000 units)					2,000	2,429
		Series A Preferred Units (516,691 units)					718	—
		Series B Convertible Preferred Units (165,003 units)					142	—
		Class A Common Units (1,000,000 units)					333	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
March 31, 2012 (unaudited)
(dollars in thousands)

			Interest Rate(9)			Principal	Cost	Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (Due 7/14)(1)	3.4%	—	3.4%	$2,808	$2,690	$2,672
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (Due 4/16)(1)	8.3%	—	8.3%	4,378	4,424	3,866
Philadelphia Media Network, Inc.(6)	Newspaper	Class A Common Stock (1,000 shares)					5,070	6
Qualawash Holdings, LLC	Repair Services	Subordinated Debt (Due 1/16)(1)	11.0%	—	11.0%	20,000	19,845	19,845
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,287	9,287
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	12.0%	1.0%	13.0%	11,028	10,938	10,938
Sally Holdings LLC	Cosmetics	Senior Debt (Due 11/13)(1)	2.5%	—	2.5%	7,307	7,315	7,311
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	13,500	13,401	13,440
Scotsman Industries, Inc.	Manufacturing	Senior Debt (Due 4/16)(1)	5.8%	—	5.8%	5,309	5,308	5,302
Service Champ, Inc.(11)	Auto Parts	Subordinated Unsecured Debt ( Due 2/17)(1)	12.0%	2.3%	14.3%	12,180	12,078	12,353
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (Due 5/15)(1)	11.0%	—	11.0%	7,820	7,682	7,682
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	13,825	13,689	13,882
Summit Business Media Parent Holding Company LLC(6)	Information Services	Class E Series I Units (636 units)(1)					4,120	398
		Class E Series II Units (276 units) (1)					1,788	—
Sunshine Media Group, Inc.(2)(6)	Publishing	Warrants to purchase Common Stock (expire 1/21)					—	—
Tank Intermediate Holding Corp.	Manufacturing	Senior Debt (Due 4/16)(1)	4.8%	—	4.8%	5,434	5,422	5,431
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)					88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	9,250	9,152	9,264
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,880	13,703	13,047
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,851	4,866	4,746
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest					500	—
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,342	10,658	10,658
		Class A Membership Units (25,000 units) (1)					1	296
		Warrant to purchase Class A Membership Units (expire 9/15) (1)					324	719
Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (Due 4/12-4/13)(1)	10.9%	0.9%	11.8%	18,776	18,582	18,777
		Series A Preferred Stock (161,870 shares)					500	133
Total Non-Affiliate Investments (represents 74.2% of total investments at fair value)							512,777	494,532
Total Investments							$961,058	$666,140

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2011
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
BarBri, Inc.	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	$7,000	$6,936	$6,991
Bentley Systems, Incorporated	Information Services	Senior Debt (Due 12/16)(1)	5.8%	—	5.8%	9,900	9,810	9,810
Capstone Logistics, LLC	Logistics	Senior Debt (Due 9/16)(1)	10.5%	—	10.5%	29,957	29,816	29,816
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (Due 12/15)(1)	9.5%	—	9.5%	23,660	23,442	23,442
Coastal Sunbelt Holding, Inc.(2)	Food Services	Senior Debt (Due 8/14-12/15)(1)	9.1%	—	9.1%	19,961	19,818	19,818
		Subordinated Debt (Due 8/15)(1)	16.0%	—	16.0%	9,038	8,967	9,024
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Series A-2 Preferred Stock (12.0%, 20,000 shares)					—	441
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 6/13)(1)	8.6%	6.3%	14.9%	8,020	7,877	7,575
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 12/13)(1)(8)	5.3%	8.0%	13.3%	26,154	22,895	19,440
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (Due 12/16)(7)	3.0%	—	3.0%	600	564	559
Data Based Systems International, Inc.	Business Services	Subordinated Debt (Due 8/16)(1)	10.0%	4.0%	14.0%	9,004	8,834	8,989
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	9.3%	—	9.3%	25,000	24,775	24,963
Focus Brands Inc.	Restaurants	Senior Debt (Due 11/16)(1)	5.3%	—	5.3%	9,354	9,355	9,296
Gans Communications, L.P.(2)	Cable	Senior Debt (Due 10/17)(1)	5.3%	—	5.3%	5,565	5,548	5,520
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	10.7%	4.3%	15.0%	17,882	17,565	17,565
		Series A Preferred Shares (14.0%, 5,000,000 shares)					8,192	7,422
		Class C Shares (621,907 shares)					529	—
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)	8.0%	—	8.0%		3,053	2,207
Goodman Global, Inc.	Manufacturing	Senior Debt (Due 10/16)(1)	5.8%	—	5.8%	5,599	5,630	5,611
GSDM Holdings Corp.(2)	Healthcare	Senior Debt (Due 1/16)(1)	11.5%	6.0%	17.5%	26,777	26,536	26,536
		Series B Preferred Stock (12.5%, 852,950 shares)					5,292	8,117
Haws Corporation	Manufacturing	Senior Debt (Due 12/15)(1)	10.5%	—	10.5%	16,500	16,320	16,320
Industrial Safety Technologies, LLC	Manufacturing	Senior Debt (Due 9/16)(1)	10.0%	—	10.0%	22,000	21,772	21,772
Jenzabar, Inc.(10)	Technology	Senior Preferred Stock (11.0%, 3,750 shares)					6,844	6,844
		Subordinated Preferred Stock (109,800 shares)					1,098	988
		Warrants to purchase Common Stock (expire 4/16)					422	16,858
Legacy Cabinets Holdings II, Inc.(6)	Home Furnishings	Class B-1 Common Stock (2,000 shares)					2,185	—
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,963	4,901	4,888
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					1,744	1,882
		Class A Common Units (1,250,000 units)					—	484
Metropolitan Telecommunications Holding Company(2)	Communications	Senior Debt (Due 3/14-12/16)(1)	8.1%	—	8.1%	23,770	23,630	23,630
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	17,738	17,444	17,309
		Warrants to purchase Class A Units (expire 3/21) (1)					123	523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2011
(dollars in thousands)

			Interest Rate(9)			Principal	Cost	Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (Due 12/12)(1)	12.8%	1.0%	13.8%	$29,859	$29,718	$28,791
		Series D Preferred Units (30.0%, 2,000,000 units)					2,000	3,175
		Series A Preferred Units (516,691 units)					718	—
		Series B Convertible Preferred Units (165,003 units)					142	—
		Class A Common Units (1,000,000 units)					333	—
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (Due 7/14)(1)	3.4%	—	3.4%	3,014	2,883	2,604
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (Due 4/16)(1)	8.3%	—	8.3%	4,378	4,426	3,868
Philadelphia Media Network, Inc.(6)	Newspaper	Class A Common Stock (1,000 shares)					5,070	7
Qualawash Holdings, LLC	Repair Services	Subordinated Debt (Due 1/16)(1)	11.0%	—	11.0%	20,000	19,839	19,839
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,282	9,282
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	12.0%	1.0%	13.0%	11,114	11,018	11,018
Sally Holdings LLC	Cosmetics	Senior Debt (Due 11/13)(1)	2.6%	—	2.6%	8,531	8,541	8,521
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	13,500	13,398	13,471
Scotsman Industries, Inc.	Manufacturing	Senior Debt (Due 4/16)(1)	5.8%	—	5.8%	5,309	5,309	5,256
Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt (Due 2/17)(1)	12.0%	2.3%	14.3%	12,111	12,009	12,203
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (Due 5/15)(1)	11.0%	—	11.0%	7,689	7,539	7,539
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	13,860	13,718	13,906
Summit Business Media Parent Holding Company LLC(6)	Information Services	Class E Series I Units (636 units)(1)					4,120	281
		Class E Series II Units (276 units) (1)					1,788	—
Sunshine Media Group, Inc.(2)(6)	Publishing	Warrants to purchase Common Stock (expire 1/21)					—	—
Tank Intermediate Holding Corp.	Manufacturing	Senior Debt (Due 4/16)(1)	5.0%	—	5.0%	5,506	5,421	5,448
The e-Media Club I, LLC(6)	Investment Fund	LLC Interest (74 units)					88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	9,500	9,395	9,464
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (Due 6/14)(1)	10.8%	—	10.8%	12,500	12,500	12,639
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,915	13,730	13,184
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,851	4,866	4,563
VS&A-PBI Holding LLC(6)	Publishing	LLC Interest					500	—
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,301	10,577	10,577
		Class A Membership Units (25,000 units) (1)					1	285
		Warrant to purchase Class A Membership Units (expire 9/15) (1)					324	719
Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (Due 4/12-4/13)(1)	10.9%	0.9%	11.8%	18,734	18,539	18,733
		Series A Preferred Stock (161,870 shares)					500	109
Total Non-Affiliate Investments (represents 76.9% of total investments at fair value)							570,209	570,133
Total Investments							$1,017,218	$741,166

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

(9)
Interest rates represent the weighted-average annual stated interest rate on debt securities, presented by nature of indebtedness for a single issuer. PIK interest represents contractually deferred interest that is added to the principal balance of the debt security and compounded if not paid on a current basis. PIK may be prepaid by either contract or the portfolio company's choice, but generally is paid at the end of the loan term. The maturity dates represent the earliest and the latest maturity dates. Rates on preferred stock and preferred LLC interests, where applicable, represent the contractual rate.

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

(11)	In April 2012, Service Champ, Inc. subordinated unsecured debt was repaid in full.

(12)
In April 2012, Jet Plastica Investors, LLC liquidated substantially all of its assets.  Including the proceeds from the liquidation, we received a $10.2 million payment on our senior debt.  We anticipate receiving additional payments on our senior debt upon future collection of certain accounts receivable.

(13)
In April 2012, GSDM Holdings Corp. repaid our senior debt in full.  In addition, the stockholders of GSDM completed a sale of all of the company's outstanding shares of capital stock, in connection with which we sold all of our Series B Preferred Stock for the aggregate amount of $7.1 million.

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
BASIS OF PRESENTATION AND USE OF ESTIMATES
These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of March 31, 2012 through the date these financial statements were issued.

Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Condensed Consolidated Financial Statements and accompanying notes. Although we believe the estimates and assumptions used in preparing these Condensed Consolidated Financial Statements and related notes are reasonable, actual results could differ materially.
Interim results are not necessarily indicative of results for a full year. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: 1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; 2) a description of the valuation processes in place; and 3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We adopted this standard beginning on January 1, 2012.  Our implementation of this standard did not have a material impact on our process for measuring fair values, our financial position or our results of operations.

NOTE 2—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$513,771	53.5%	$551,402	54.2%	$458,928	68.9%	$492,488	66.4%
Subordinated debt
Secured	122,684	12.8	134,721	13.2	112,070	16.8	124,289	16.8
Unsecured	12,078	1.2	12,009	1.2	12,353	1.9	12,203	1.7
Total debt investments	648,533	67.5	698,132	68.6	583,351	87.6	628,980	84.9
Equity investments
Preferred	291,144	30.3	297,283	29.3	77,901	11.7	89,931	12.1
Common/common equivalents	21,381	2.2	21,803	2.1	4,888	0.7	22,255	3.0
Total equity investments	312,525	32.5	319,086	31.4	82,789	12.4	112,186	15.1
Total investments	$961,058	100.0%	$1,017,218	100.0%	$666,140	100.0%	$741,166	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 17.5%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of March 31, 2012, approximately 87.3% of the fair value of our loan portfolio had variable interest rates, based on a LIBOR benchmark or the prime rate, and 12.7% of the fair value of our loan portfolio had fixed interest rates. As of March 31, 2012, approximately 77.2% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index and prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
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
The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$13,963	2.15%	$13,963	2.00%	$10,513	1.80%	$9,615	1.53%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$13,963	2.15%	$13,963	2.00%	$10,513	1.80%	$9,615	1.53%
Loans on non-accrual status
0 to 90 days past due	$68,965	10.64%	$69,241	9.92%	$12,645	2.17%	$9,704	1.54%
Greater than 90 days past due	13,963	2.15	13,963	2.00	10,513	1.80	9,615	1.53
Total loans on non-accrual status	$82,928	12.79%	$83,204	11.92%	$23,158	3.97%	$19,319	3.07%
The following table summarizes our investment portfolio by industry at fair value:

	Mach 31, 2012		December 31, 2011
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$82,640	12.4%	$84,660	11.4%
Business services	78,078	11.7	78,468	10.6
Education	68,858	10.3	69,124	9.3
Manufacturing	61,571	9.2	77,849	10.5
Cable	40,435	6.1	43,122	5.8
Logistics	33,652	5.1	33,684	4.5
Communications	32,760	4.9	34,507	4.7
Electronics	31,734	4.8	31,966	4.3
Publishing	31,275	4.7	31,319	4.2
Food services	28,534	4.3	28,842	3.9
Broadcasting	27,975	4.2	28,185	3.8
Insurance	25,137	3.8	24,987	3.4
Auto Parts	20,134	3.0	19,778	2.7
Repair Services	19,845	3.0	19,839	2.7
Home Furnishings	14,052	2.1	12,355	1.7
Information Services	12,071	1.8	21,672	2.9
Plastic Products	12,048	1.8	21,784	2.9
Restaurants	9,287	1.4	18,578	2.5
Agriculture	9,264	1.4	9,464	1.3
Entertainment	7,682	1.2	7,539	1.0
Cosmetics	7,311	1.1	8,521	1.2
Technology	988	0.1	24,690	3.3
Other(a)	10,809	1.6	10,233	1.4
Total	$666,140	100.0%	$741,166	100.0%
______________________ (a) No individual industry within this category exceeds 1%.

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

Assets Measured at Fair Value on a Recurring Basis
The following table presents the assets that we report at fair value on our Consolidated Balance Sheets by fair value hierarchy:

	As of March 31, 2012
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
Non-affiliate investments
Senior secured debt	$88,567	$279,913	$368,480
Subordinated secured debt	—	88,571	88,571
Unsecured subordinated debt	—	12,353	12,353
Preferred equity	2,533	20,709	23,242
Common/common equivalents	—	1,886	1,886
Total non-affiliate investments	91,100	403,432	494,532
Affiliate investments
Senior secured debt	—	24,941	24,941
Subordinated secured debt	—	13,142	13,142
Preferred equity	—	12,671	12,671
Common/common equivalents	—	3,002	3,002
Total affiliate investments	—	53,756	53,756
Control investments
Senior secured debt	—	65,507	65,507
Subordinated secured debt	—	10,357	10,357
Preferred equity	—	41,988	41,988
Total control investments	—	117,852	117,852
Total assets at fair value	$91,100	$575,040	$666,140
As of March 31, 2012, we had no investments that had quoted market prices in active markets, which we would categorize as Level 1 investments under ASC 820. Cash and cash equivalents are carried at cost which approximates fair value and are Level 1 assets.
Valuation Methodologies and Procedures
As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. A majority-owned control investment represents a security in which we own more than 50% of the voting interest of the portfolio company and generally control its board of directors. A non-majority owned control investment represents a security in which we own 25% to 50% of the portfolio company’s voting equity. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities in which we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities in which we own less than 5% of the portfolio company’s equity.

•
Majority-Owned Control Investments—Majority-owned control investments comprise 16.1% of our investment portfolio as of March 31, 2012. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Majority-Owned Control Investments—Non-majority-owned control investments comprise 1.6% of our investment portfolio as of March 31, 2012. For our non-majority-owned control equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority owned control debt investments, we estimate fair value using the market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Non-Control Investments—Non-control investments comprise 82.3% of our investment portfolio as of March 31, 2012. Quoted prices are not available for 83.4% of our non-control investments as of March 31, 2012. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2012, these securities represented 13.7% of our investment portfolio. We utilize independent pricing services with certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve-month period for 97.7% of our investment portfolio as of March 31, 2012, calculated on a fair value basis.
The majority of the valuations performed by the independent valuation firms utilize proprietary models and inputs. We have used, and intend to continue to use, independent valuation firms to provide additional support for our internal analyses.
Our board of directors sets our valuation policies and procedures and determines the fair value of our investments. The investment and valuation committee of our board of directors meets at least quarterly with our management to review management’s recommendations of fair value of our investments. Our board of directors considers our valuations, as well as the independent valuations and reviews, in its determination of the fair value of our investments.
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
Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During each of the three months ended March 31, 2012 and 2011, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three-month period ended March 31, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2011
Senior secured debt	$297,680	$23,263	$62,615	$383,558
Subordinated secured debt	100,967	12,967	10,355	124,289
Unsecured subordinated debt	12,203	—	—	12,203
Preferred equity	28,978	12,453	46,293	87,724
Common/common equivalents equity	19,168	3,087	—	22,255
Total fair value December 31, 2011	458,996	51,770	119,263	630,029
Realized/unrealized gain (loss)
Senior secured debt	(424)	—	3,937	3,513
Subordinated secured debt	(228)	46	—	(182)
Unsecured subordinated debt	81	—	8	89
Preferred equity	(1,633)	190	(4,783)	(6,226)
Common/common equivalents equity	(491)	(85)	—	(576)
Total realized/unrealized gain (loss)	(2,695)	151	(838)	(3,382)
Issuances
Senior secured debt	1,417	3,478	35	4,930
Subordinated secured debt	373	129	81	583
Unsecured subordinated debt	69	—	—	69
Preferred equity	272	28	478	778
Total issuances	2,131	3,635	594	6,360
Settlements
Senior secured debt	(18,760)	(1,800)	(1,080)	(21,640)
Subordinated secured debt	(12,541)	—	(79)	(12,620)
Unsecured subordinated debt	—	—	(8)	(8)
Preferred equity	(6,908)	—	—	(6,908)
Common/common equivalents equity	(16,791)	—	—	(16,791)
Total settlements	(55,000)	(1,800)	(1,167)	(57,967)
Fair value as of March 31, 2012
Senior secured debt	279,913	24,941	65,507	370,361
Subordinated secured debt	88,571	13,142	10,357	112,070
Unsecured subordinated debt	12,353	—	—	12,353
Preferred equity	20,709	12,671	41,988	75,368
Common/common equivalents equity	1,886	3,002	—	4,888
Total fair value as of March 31, 2012	$403,432	$53,756	$117,852	$575,040
There were no purchases or sales of level 3 investments during the three months ended March 31, 2012.

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

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011.

	Three months ended March 31, 2012				Three months ended March 31, 2011
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$(424)	$—	$3,937	$3,513	$25,298	$—	$(28,183)	$(2,885)
Subordinated secured debt	(90)	46	—	(44)	2,137	(77)	33,783	35,843
Unsecured subordinated debt	81	—	—	81	205	—	—	205
Preferred equity	(1,633)	190	(4,783)	(6,226)	63	1,756	(31,878)	(30,059)
Common/common equivalents equity	(424)	(85)	—	(509)	4,062	(232)	—	3,830
Total change in unrealized appreciation (depreciation) on Level 3 investments	$(2,490)	$151	$(846)	$(3,185)	$31,765	$1,447	$(26,278)	$6,934
Significant Unobservable Inputs
Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with unique contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous different inputs, including the historical and forecasted financial and operational performance of the portfolio company, projected cash flows, market multiples, comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs too numerous to list quantitatively herein.
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of March 31, 2012.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range
				Minimum	Maximum
Senior debt	$370,361	Discounted cash flow	Market interest rate	5.5%	15.2%
		Discounted cash flow	Discount rate	8.5%	8.5%
		Market comparable companies	EBITDA multiple(a)	5.0x	8.0x
		Residual assets	Discount	—%	25%
Subordinated debt	124,423	Discounted cash flow	Market interest rate	9.3%	15.5%
		Market comparable companies	EBITDA multiple(a)	6.8x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%
Preferred and common equity	80,256	Market comparable companies	EBITDA multiple(a)	5.0x	9.0x
			Discount for minority interest	—%	25.0%
		Pending transactions/Letters of intent	Discount	—%	5.0%
		Residual assets	Discount	—%	25.0%
	$575,040

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK
During the three months ended March 31, 2012, we had concentrations in certain industries, including the healthcare, business services and education industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the three months ended
	As of March 31, 2012		As of December 31, 2011		March 31, 2012		March 31, 2011
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$82,640	12.4%	$84,660	11.4%	$2,706	15.4%	$2,630	10.8%
Business services	78,078	11.7	78,468	10.6	2,043	11.6	2,168	8.9
Education	68,858	10.3	69,124	9.3	1,389	7.9	811	3.3
NOTE 5—BORROWINGS
As of March 31, 2012, we reported $402.8 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities and the facility amounts and amounts outstanding and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		March 31, 2012		December 31, 2011
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	20,000
Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018(a)	52,831	52,831	63,389	63,389
Series 2006-1 Class A-2 Notes	April 2018(a)	2,486	2,486	2,983	2,983
Series 2006-1 Class A-3 Notes	April 2018(a)	42,265	42,265	50,711	50,711
Series 2006-1 Class B Notes	April 2018(a)	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018(a)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(c)	April 2018(a)	46,494	29,247	46,494	29,247
Commercial Loan Funding Trust
Variable Funding Note	January 2014(d)	35,204	35,204	150,000	55,822
Private Placement Notes
Series 2007-A	October 2011	—	—	8,717	8,717
Total borrowings		$433,030	$402,783	$576,044	$430,219

(a)    Borrowings under the Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date.  The reinvestment period for this facility ended on July 20, 2011 and we will use all future principal collections from collateral in the facility to repay the securitized debt.

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

(d) In January 2012, this facility entered a 24-month amortization period and the legal final maturity date was extended to January 2014.
We estimate that the fair value of these borrowings as of March 31, 2012 was approximately $394.6 million, based on market data and current interest rates. This fair value is estimated from market quotes in an inactive market provided by an independent pricing service for $194.6 million of our borrowings (level 2) and a market-yield approach for $200.0 million (level 3) of our borrowings.
Each of our credit facilities has certain collateral requirements and/or financial covenants. As of March 31, 2012, the net worth covenant of our Commercial Loan Funding Trust, or SunTrust Warehouse, required that we maintain a consolidated tangible net worth of not less than $375.0 million, plus 50% of any equity raised after February 26, 2009. Under the SunTrust Warehouse agreement, we must also maintain an asset coverage ratio of at least 180%.
As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of March 31, 2012, our ratio of total assets to total borrowings and other senior securities was 265%.
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

(in thousands)	March 31, 2012
2012(a)	$28,734
2013	—
2014	34,475
2015	—
2016	—
Thereafter	339,574
Total	$402,783

(a)	Reflects repayments we are required to make in connection with principal collections from collateral loans in our Commercial Loan Funding Trust and Commercial Loan Trust 2006-1.
As of March 31, 2012, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. The following sections provide additional detail about each of our borrowing facilities.
SBIC Debentures
In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P., or Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license gave Solutions Capital the ability to borrow from the SBA up to $150.0 million, which is the maximum amount of outstanding leverage available to single-license SBIC companies. The maximum amount of outstanding leverage available to SBIC companies with multiple licenses is $225.0 million on an aggregate basis.
To realize the full $150.0 million in borrowings for which we have received approval under this program, we have funded a total of $75.0 million to Solutions Capital. As of March 31, 2012 and December 31, 2011, Solutions Capital had borrowed $150.0 million and $128.6 million, respectively. We may use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds to provide working capital to MCG, Solutions Capital's parent company.
As of March 31, 2012 and December 31, 2011, we had $172.7 million and $182.4 million, respectively, of investments in our SBIC and we had $63.6 million and $28.8 million, respectively, of restricted cash to be used for additional investments in our SBIC.
Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of March 31, 2012, the SBIC had borrowings outstanding as summarized in the following table:

	Amount Outstanding
(dollars in thousands)	March 31, 2012	December 31, 2011	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed
2009-10A	12,000	12,000	5.34%	Fixed
2009-10B	13,000	13,000	4.95%	Fixed
2010-10B	27,500	27,500	3.93%	Fixed
2011-10A	53,500	53,500	4.80%	Fixed
2012-10A	41,400	20,000	3.38%	Fixed
Total	$150,000	$128,600	3.90%
In October 2008, we received exemptive relief from the SEC which allows us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio.
Commercial Loan Trust 2006-1
In April 2006, we completed a $500.0 million debt securitization through the Commercial Loan Trust 2006-1, or 2006-1 Trust, a wholly owned subsidiary. The 2006-1 Trust issued $106.25 million of Class A-1 Notes, $50.0 million of Class A-2 Notes, $85.0 million of Class A-3 Notes, $58.75 million of Class B Notes, $45.0 million of Class C Notes and $47.5 million of Class D Notes. The respective classes of notes bear interest at LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%.
All of the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the fair value of the assets securitized under this facility as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
Securitized assets
Senior secured debt	$237,074	77.0%	$258,722	78.9%
Subordinated secured debt	38,570	12.5	43,640	13.3
Common Equity	398	0.1	282	0.1
Total securitized assets	276,042	89.6	302,644	92.3
Cash, securitization accounts	31,888	10.4	25,195	7.7
Total collateral	$307,930	100.0%	$327,839	100.0%
We retain all of the equity in the securitization. The securitization included a five-year reinvestment period, which ended in July 2011.
The Class A-1, Class B, Class C and Class D Notes are term notes. The Class A-2 Notes initially provided for a five-year revolving period, which has expired. Therefore, we may not increase the principal amount of the A-2 notes beyond the outstanding balance. The Class A-3 Notes are a delayed draw class of secured notes, which were drawn in full between July 2006 and April 2007. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Commercial Loan Funding Trust
Through the MCG Commercial Loan Funding Trust, we had a $35.2 million warehouse financing facility funded through SunTrust Bank. The SunTrust Warehouse is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating, and agency rating. The pool of commercial loans must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs.
In January 2012, we entered into an amendment to the SunTrust Warehouse, which, among other things, accelerated the scheduled termination date to January 17, 2012 and set the final legal maturity of this facility to January 17, 2014. The interest rate under the SunTrust Warehouse agreement was the eurodollar or commercial paper rate plus 3.25%. In connection with the execution of the amendment, we used $4.8 million from the principal collections account in the MCG Commercial Loan Funding Trust to reduce the outstanding advances from the SunTrust Warehouse, and we paid an amendment fee of $0.5 million. In addition, due to the reduction of the facility we recognized in interest expense approximately $1.5 million of accelerated deferred financing fees.
As of March 31, 2012, outstanding advances under this facility could be up to 64% of eligible collateral. The SunTrust Warehouse is non-recourse to us; therefore, in the event of a termination event or upon the legal final maturity date, the lenders under the SunTrust Warehouse generally may only look to the collateral to satisfy the outstanding obligations under this facility. The following table summarizes the fair value of the collateral under the MCG Commercial Loan Funding Trust as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
Securitized assets
Senior secured debt	$99,250	82.7%	$100,527	71.5%
Subordinated secured debt	17,283	14.4	24,870	17.7
Total securitized assets	116,533	97.1	125,397	89.2
Cash, securitization accounts	3,492	2.9	15,111	10.8
Total collateral	$120,025	100.0%	$140,508	100.0%
PRIVATE PLACEMENT NOTES
In October 2007, we issued $25.0 million of Series 2007-A unsecured notes with a five-year maturity. Initially, the Series 2007-A notes bore interest at a 6.71% per annum, which rate was increased in 2009 to 8.96% per annum. In January 2012, we repaid the Series 2007-A notes in full.
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
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended March 31, 2012, we repurchased 1,180,000 shares of our common stock at a weighted average purchase price of $4.31 per share, which was a 23.7% discount from our December 31, 2011 net asset value per share.

DISTRIBUTIONS
The following table summarizes our distributions per share declared since January 1, 2011:

Date Declared	Record Date	Payment Date	Amount
April 27, 2012	June 13, 2012	July 13, 2012	$0.14
February 24, 2012	April 13, 2012	May 15, 2012	$0.17
October 31, 2011	December 15, 2011	January 13, 2012	$0.17
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
NOTE 7—SHARE-BASED COMPENSATION
EMPLOYEE SHARE-BASED COMPENSATION
Third Amended and Restated 2006 Employee Restricted Stock Plan
From time to time, we award shares of restricted common stock to employees under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, which our stockholders initially approved in June 2006. In May 2010, our stockholders approved an amendment to the 2006 Plan increasing the number of shares we may award from 3,500,000 to 6,050,000 shares. Shares of restricted common stock awarded under the 2006 Plan may be subject to the employees' meeting service or performance conditions specified at the time of award. The award date is the date on which the shares are awarded by the Compensation Committee of our board of directors, while the fair value of the respective stock award is based on the closing price of our common stock on the NASDAQ Global Select Market on the award date. We amortize restricted stock awards on a straight-line basis over the requisite service period and report this expense as amortization of employee restricted stock awards on our Consolidated Statements of Operations.
During the three months ended March 31, 2012 and 2011, we issued 1,000,000 shares and 586,500 shares, respectively, of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $4.43 and $6.31, respectively.
During the three months ended March 31, 2012 and 2011, we recognized $0.5 million and $0.6 million, respectively, of compensation expense related to share-based compensation awards. As of March 31, 2012, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of March 31, 2012, we had $6.1 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to recognize these costs over the remaining weighted-average requisite service period of 3.5 years.
Long-Term Incentive Plan
On July 23, 2009, our board of directors approved the Long-Term Incentive Plan, or the LTIP, which is effective for the three-year period ending July 22, 2012. LTIP participants, including our executive officers and key, non-executive employees, were eligible, in the sole discretion of the Compensation Committee of our board of directors, to receive their respective portions of up to an aggregate of 865,000 shares of our restricted common stock to be issued under the 2006 Plan and up to $5.2 million of cash bonuses if the closing price of our common stock achieved specific price thresholds for 20 consecutive trading days.
All of the 865,000 shares of restricted stock under the LTIP were issued during 2009 through 2011, following our achievement of share price thresholds set forth in the following table and authorization of the Compensation Committee of our board of directors. Forfeiture provisions for two-thirds of the respective stock awards lapsed immediately, with the forfeiture provisions for the remaining one-third of the respective stock awards lapsing twelve months later. Similarly, cash awards under the LTIP were subject to the achievement of the share price thresholds set forth in the following table. Upon satisfaction of a price threshold and the authorization of the Compensation Committee, the LTIP provided for the immediate payout of two-thirds of the associated cash with the remainder to be paid twelve months later.

The following table summarizes the price thresholds, the cumulative percentage, number of shares and cash bonus associated with each stock price threshold set forth in the LTIP. In addition, the following table summarizes the market thresholds that were achieved and the associated stock and cash awards through March 31, 2012.

	Market Thresholds, Shares and Cash Bonus Eligible for Award under Long-Term Incentive Plan			Date Market Thresholds Achieved and Shares and Dollar Amounts Awarded
	Potential Stock Awards		Aggregate Dollar Amount for Each Share Price threshold Achieved		Number of Shares Awarded(a)
Share Price	% of Award	Number of Shares		Date Share Price Achieved		Dollar Amount Awarded(b)
$3.00	25%	216,250	$—	October 2009	216,250	$—
$4.00	25%	216,250	—	October 2009	216,250	—
$5.00	25%	216,250	1,000,000	April 2010	216,250	1,000,000
$6.00	15%	129,750	996,000	November 2010	129,750	996,000
$7.00	10%	86,500	1,006,000	March 2011	86,500	1,006,000
$8.00(c)	—%	—	2,209,000
	100%	865,000	$5,211,000		865,000	$3,002,000

(a)	As of March 31, 2012, we awarded 865,000 shares under the LTIP program, for which the forfeiture provision have lapsed on 862,917 shares and 2,083 shares were forfeited.

(b)
As of March 31, 2012, we awarded $3,002,000 of cash awards under the plan, of which $2,001,000 was paid out upon achievement of the market threshold. Cash in the amount of $180,000 was paid to LTIP participants in 2012 after satisfaction of the participants’ service requirement.

(c)
We are under no obligation to pay the cash award for the $8.00 tranche. The compensation committee of our board of directors has the sole discretion for making such determination, regardless of whether the $8.00 share price has been achieved. Cash awards in the amount of $1,021,000 were forfeited by employees upon resignation/termination from the Company.

We accounted for the LTIP restricted stock awards as equity awards. As of the July 23, 2009 approval date of the LTIP, we estimated the fair value of these awards was $1.9 million, and we continue to amortize this amount on a straight-line basis over the derived service period. During each of the quarters ended March 31, 2012 and 2011, we recognized less than $0.1 million of compensation expense for these equity awards.
We account for the cash awards under the LTIP as liability awards. As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period. During the three months ended March 31, 2012 and 2011 we reversed less than $0.1 million of previously recognized compensation expense for the cash awards under the LTIP. As of March 31, 2012, the fair value of the $8.00 tranche was less than $0.1 million. However, during the twelve months ending December 31, 2012, we could be required to recognize up to $1.2 million of compensation expense if the associated market condition for the $8.00 tranche were to be achieved before July 22, 2012 and the compensation committee approves the payment.
Non-Employee Director Share-Based Compensation
During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award from 100,000 to 150,000 shares. During each of the three months ended March 31, 2012 and 2011, we did not award any shares of restricted common stock to non-employee directors. During each of the three months ended March 31, 2012 and 2011, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of March 31, 2012, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.9 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
The following table summarizes our restricted stock award activity during the three months ended March 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2011	430,510	$6.14
Awarded	1,000,000	$4.43
Forfeiture provision satisfied	(141,660)	$4.79
Forfeited	(12,750)	$7.09
Subject to forfeiture provisions as of March 31, 2012	1,276,100	$4.89
NOTE 8—CORPORATE RESRUCTURING AND 2011 RETENTION PLAN
Corporate Restructuring
On August 1, 2011, our board of directors approved a plan to reduce our workforce by 42%, including 22 current employees and 5 resignations. Affected employees received severance pay, continuation of benefits and, for employees who had been awarded restricted stock, additional lapsing of restrictions associated with restricted stock awards. We have accounted for these costs in accordance with ASC 420-10-Exit or Disposal Cost Obligations.
During the three months ended March 31, 2012, we incurred $26,000 of restructuring expenses related to severance obligations, which we reported as a separate line item on our Consolidated Statements of Operations.
We included liabilities associated with our restructuring in other liabilities on our Consolidated Balance Sheets. The following table summarizes changes in the balance of our restructuring liabilities from January 1, 2012 through March 31, 2012:

(in thousands)	Severance Benefits(a)	Other	Total
Balance as of December 31, 2011	$2,472	$54	$2,526
Additions	—	—	—
Accretion	26	—	26
Cash payments	(833)	(8)	(841)
Balance as of March 31, 2012	$1,665	$46	$1,711
(a)    Includes the cost of severance and continuation of benefits.
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
Under the Retention Program, we awarded a cash bonus to eligible employees, representing a specified percentage of each eligible employee's respective annual cash bonus target for the fiscal year ending December 31, 2011. We paid half of the incentive bonus to eligible employees on March 31, 2012 and will pay the remaining amount on September 30, 2012, to eligible employees, subject to continued employment with MCG. Certain employees also received shares of restricted common stock under the 2006 Plan. The forfeiture provisions with respect to 50% of the shares of restricted common stock subject to each Retention Program award lapsed on March 31, 2012 and the remaining 50% will lapse on September 30, 2012.

NOTE 9—INCOME TAXES
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
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During each of the three months periods ended March 31, 2012 and 2011, we incurred less than a $0.1 million income tax provision , which was primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010, or the Modernization Act, was enacted, which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Modernization Act, each RIC will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation.
Historically, we have declared dividends that were paid the following quarter. From December 2001 through March 31, 2012, we declared distributions per share of $12.98. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.
We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of March 31, 2012, 39% would be from ordinary income and 61% would be a return of capital. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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

NOTE 10—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income (loss) per common share for the three months ended March 31, 2012 and 2011:

(dollars in thousands, except per share amounts)	Three months ended March 31,
	2012	2011
Numerator for basic and diluted earnings per share
Net income (loss)	$1,357	$(8,815)
Less: Dividends declared—common and restricted shares	(13,050)	(11,582)
Undistributed income (loss)	(11,693)	(20,397)
Percentage allocated to common shares(a)	99.2%	100.0%
Undistributed earnings—common shares	(11,599)	(20,397)
Add: Dividends declared—common shares	12,946	11,582
Numerator for common shares outstanding excluding participating shares	1,347	(8,815)
Numerator for participating unvested shares only	10	—
Numerator for basic and diluted earnings per share—total	$1,357	$(8,815)
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	76,443	75,765
Participating unvested shares(b)	607	—
Basic and diluted weighted-average common shares outstanding—total(b)	77,050	75,765
Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$0.02	$(0.12)
Including participating unvested shares	$0.02	$(0.12)
(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	76,443	75,765
Weighted-average restricted shares	607	—
Total basic and diluted weighted-average common shares	77,050	75,765
Percentage allocated to common shares	99.2%	100.0%
(b)    For the three months ended March 31, 2011, we excluded 1,087, of weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are participating securities requiring the two-class method of computing earnings per share in periods with net income. Pursuant to the two-class method, we report basic and diluted loss per share both inclusive and exclusive of the impact of the participating securities.
NOTE 11—CONTINGENCIES AND COMMITMENTS
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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of March 31, 2012 and December 31, 2011, we had $24.9 million and $22.6 million, respectively, of outstanding unused loan commitments. We estimate that as of each of March 31, 2012 and December 31, 2011, the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of March 31, 2012 and December 31, 2011, we had no outstanding guarantees or standby letters of credit.
LEASE OBLIGATIONS
We lease our headquarters and certain other facilities and equipment under non-cancelable operating and capital leases which expire through 2013. We have sublet certain of our facilities to third parties. Certain facility leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. As of March 31, 2012, our obligation for the remaining terms of these leases was $2.0 million, substantially all of which will be payable during the twelve months ending March 31, 2013.

NOTE 12—FINANCIAL HIGHLIGHTS
The following schedule summarizes our financial highlights for the three months ended March 31, 2012 and 2011:

(in thousands, except per share amounts)	Three months ended March 31,
	2012	2011
Per share data
Net asset value at beginning of period(a)	$5.65	$7.54
Net income (loss)(b)
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	0.05	0.17
Net unrealized (depreciation) appreciation on investments	(0.24)	0.08
Net realized gain (loss) on investments	0.21	(0.36)
Loss on extinguishment of debt before income tax provision	—	(0.01)
Net income (loss)	0.02	(0.12)
Net decrease in net assets resulting from distributions	(0.17)	(0.15)
Net decrease in net assets relating to stock-based transactions
Issuance of shares of restricted common stock(c)	(0.07)	(0.05)
Repurchase of common stock	0.02	—
Net increase in stockholders’ equity from restricted stock amortization	—	0.01
Net decrease in net assets relating to share issuances	(0.05)	(0.04)
Net asset value at end of period(a)	5.45	7.23
Market price per share
Beginning of period	$3.99	$6.97
End of period	$4.26	$6.52
Total Return(d)	11.03%	-4.45%
Shares of Common Stock Outstanding(d)
Weighted-average—basic and diluted	77,050	75,765
End of period	76,762	77,065
Net assets
Average (annualized)	$436,919	$574,024
End of period	$418,485	$557,093
Ratios (annualized)
Operating expenses to average net assets	12.44%	7.98%
Net operating income to average net assets	3.72%	9.19%
General and administrative expense to average net assets	3.62%	2.00%
Return on average equity	1.25%	-6.23%
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
NOTE 13—SUBSEQUENT EVENTS
DEPARTURE OF OFFICER
On May 3, 2012, the Company accepted the resignation of Stephen J. Bacica from his position as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Bacica will continue to provide transition services to MCG through May 15, 2012, or the Separation Date. Mr. Bacica's resignation allows him to pursue other interests and is not the result of any disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company's operations, policies or practices.
On May 3, 2012, Mr. Bacica executed a letter agreement, or the Letter Agreement, which sets forth the terms of his separation from the Company in accordance with his pre-existing employment agreement with the Company, including the agreement by the Company to treat Mr. Bacica's resignation as a termination other than for cause for purposes of such agreement. Under the terms of the Letter Agreement, Mr. Bacica will receive: (i) his accrued and unpaid base salary and unreimbursed business expenses, in each case through the Separation Date; and (ii) full and immediate lapsing of forfeiture conditions with respect to 23,680 shares of restricted stock that were originally scheduled to lapse through December 31, 2014. Mr. Bacica will also receive a severance payment in the amount of $1,582,000, representing two times his current base salary and two times his target annual bonus, which will be paid in installments over the 24-month period following the Separation Date. Receipt of separation benefits is subject to Mr. Bacica's execution and non-revocation of a release of claims against the Company and his continued compliance with certain non-competition and other obligations.
APPOINTMENT OF OFFICER
Effective May 15, 2012, Keith Kennedy, Executive Vice President and Managing Director, will assume the additional roles of Chief Financial Officer and Treasurer.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
MCG Capital Corporation
We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of March 31, 2012, and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the three-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of MCG Capital Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2011, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein), and in our report dated March 1, 2012 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, including the consolidated schedules of investment, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
McLean, Virginia
May 3, 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our expectations regarding the full use before expiration of certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments; the timing of the anticipated payoff of our SunTrust Warehouse facility and the associated acceleration and recognition of deferred financing fees; the timing and level of staff reductions by year-end 2012; projected future annual base compensation and benefits levels and annual non-compensation cost structure amounts; expected levels of transition plan costs during 2012; forecasted 2012 and 2013 per share net operating income amounts, which may not be realized; the reduction of investments in equity securities to less than 10% of the fair value of our portfolio over the next few years; the limitation of future investing activities principally to debt investments; our level of investments in control companies beyond those that are currently in our portfolio; our decisions to make dividend distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio; our belief that we will continue to be constrained by the limited access we have to debt and equity capital; our intentions to purchase debt for cash in open market purchases and/or privately-negotiated transactions; the sufficiency of liquidity to meet 2012 operating requirements, as well as new origination opportunities and potential dividend distributions during the upcoming year; our ability to obtain the liquidity for the repayment of our borrowing facilities; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.
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
RECENT DEVELOPMENTS
We continue to execute on our strategic plan to return the Company to its roots as a leading middle-market lender. We continue to simplify our capital structure, redeploy unencumbered cash into yield-oriented investments, repay debt and return equity to our stockholders. We are also re-sizing the business to operate more efficiently. The following significant developments occurred during the first four months of 2012:

•
Equity Monetizations - On February 24, 2012, we successfully exited our equity investment in Jenzabar, Inc. for $23.7 million in proceeds, realizing a $16.4 million gain over the 8-year investment period. On April 30, 2012, we successfully exited our equity investment in GSDM Holdings Corp. for $7.1 million, $5.2 million of which we received at closing and $1.9 million of which will be held in escrow.

•
Loan Monetizations and Fundings - We received $55.3 million in loan payoffs and amortization payments during the first quarter of 2012. Four borrowers repaid $48.1 million in principal at or above par. We did not fund any new debt investments during the first quarter; however, we funded $3.8 million in loan advances and draws to existing borrowers. In conjunction with the sale of our investment in GSDM Holdings Corp, the Borrower repaid the outstanding contractual loan balances of approximately $27.6 million owed to us.

•
Open-Market Purchase of Our Stock - In January 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. In the first quarter of 2012, we repurchased and retired 1,180,000 shares at a total cost of $5.1 million, or an average of $4.31 per share. We acquired these shares from sellers in open market transactions. We retire these shares upon settlement, thereby reducing the number of authorized shares otherwise outstanding.

•
Operational Realignment - Executing on our transition plan, during the first quarter of 2012 we eliminated an additional ten positions, including seven back-office or support positions. In the first quarter, we accrued $1.1 million in severance related expenses and we anticipate accruing an additional $0.4 million in severance related expenses over the remainder of 2012 related to these ten positions. At the end of the required service period for each terminated employee, our full time headcount will be reduced to 28. Furthermore, we would anticipate transitioning our current workforce to a level of 20 to 25 by year end 2012.

•
Liquidity and De-Leveraging Events - During the first quarter 2012, our asset coverage ratio improved from 244% at December 31, 2011 to 265% at March 31, 2012. We also took the following actions during the quarter:

◦
SunTrust Warehouse Modification - In January 2012, we entered into an amendment to our SunTrust Warehouse facility, which among other things, accelerated the scheduled termination date to January 17, 2012 and set the final legal maturity of this facility to January 17, 2014, thereby commencing a 24-month amortization period. We paid down $20.6 million of debt in this facility during the quarter, reducing the outstanding loan balance from $55.8 million at December 31, 2011 to $35.2 million at March 31, 2012. In connection with the execution of the amendment, we paid an amendment fee of $0.5 million. In addition, due to the reduction of the facility we recognized in interest expense approximately $1.5 million of accelerated deferred financing fees.

◦
SunTrust Warehouse Pay-off - We anticipate paying off the SunTrust Warehouse facility in the second quarter of 2012. As of March 31, 2012, we had $1.0 million of deferred financing fees on our balance sheet recorded in other assets. Upon the repayment of our obligation to SunTrust, we anticipate accelerating and recognizing the deferred financing fees as an interest expense in our Consolidated Statement of Operations.

◦
Private Placement Notes - In January 2012, we repaid in full and terminated the Series 2007-A unsecured notes. We paid the noteholders $8.7 million of principal, $0.2 million in accrued interest and $0.2 million in prepayment fees. The prepayment fees are recorded as a "loss on extinguishment of debt before income tax provision" in our Consolidated Statement of Operations for the three months ended March 31, 2012.

OUTLOOK
As previously discussed, based on our continuing success in executing on our strategic plan, we continue to target future annual base compensation and benefits levels of approximately $4.0 million to $5.0 million beginning in 2013, as well as a projected embedded annual non-compensation cost structure of approximately $5.5 million to $6.5 million by no later than the end of the first quarter of 2013, which is when the lease on the Company's current headquarters facility expires.
Consistent with our previous 2012 guidance, we expect to incur costs associated with our transition plan of approximately $0.10 per share to $0.15 per share, primarily attributable to severance costs and the related acceleration of restricted stock for terminated employees, the amendment and anticipated pay-off of our SunTrust Warehouse financing facility, and employee compensation, primarily in the form of retention and inducement payments.
During the three months ended March 31, 2012, we incurred costs associated with our transition plan of $3.7 million or $0.05 per share, consisting of $1.5 million in accelerated deferred financing fees associated with the amendment of our SunTrust Warehouse financing facility that we recorded as interest expense, $1.0 million in retention and inducement payments that we recorded as salaries and benefits, $0.1 million in amortization expenses associated with the elimination of the additional ten positions that we recorded as amortization of employee restricted stock awards, and $1.1 million in severance related expenses that we recorded as general and administrative expense.
Due to increasing debt and equity monetizations within our portfolio, the anticipated effect of debt facility repayment, the timing and impact of slower origination pacing and the resulting additional cash held on our balance sheet, we are revising our net operating income forecast for 2012, excluding transition costs, to approximately $0.35 per share to $0.40 per share from $0.40 per share to $0.50 per share.
As we begin to realize the expected benefits of our transition plan and redeploy capital, taking into consideration the timing of new loans, the yields we expect to earn on our new investments, our ability to use leverage in making these investments, the health and performance of our existing investments, our ability to make quality investments and manage them well, and other risk factors and considerations outlined in our public disclosures, we are forecasting net operating income of approximately $0.50 per share to $0.60 per share for 2013.  However, absent a change in current origination levels, we would expect to be at the lower end of this range.
ACCESS TO CAPITAL AND LIQUIDITY
Our access to debt and equity capital continues to be constrained. Because our stock continues to trade below net asset value, or NAV, and we do not have stockholder approval to sell equity below our NAV, we effectively lack access to the equity markets. Lenders, in general, may be reluctant to extend credit to us without such equity capital markets access.
At March 31, 2012, we had $59.9 million of cash and cash equivalents available for general corporate purposes, as well as $63.6 million of cash in restricted accounts related to our SBIC that we could use to fund new investments in the SBIC and $5.7 million of restricted cash held in escrow. In addition, we had $35.4 million of cash in securitization accounts, that may only be used to make interest and principal payments on our securitized borrowings or distributions to MCG in accordance with the indenture agreements.
At March 31, 2012, cash in securitization accounts included $31.9 million in our Commercial Loan Trust 2006-1. In April 2012, we used $28.0 million of securitized cash to repay borrowings of our Commercial Loan Trust 2006-1. The reinvestment period for this facility ended on July 20, 2011 and all subsequent principal collections received have been and will be used to repay the securitized debt.
At March 31, 2012, cash in securitization accounts included $3.5 million in our MCG Commercial Loan Funding Trust that may only be used to make interest and principal payments on our securitized borrowings under the SunTrust Warehouse facility. In April 2012, we used $0.7 million to repay outstanding borrowings of our MCG Commercial Loan Funding Trust. In January 2012, this facility entered a 24-month amortization period with a final legal maturity in January 2014. All future principal collections by the MCG Commercial Loan Funding Trust will be used to reduce the balance of the outstanding advances under this facility. We anticipate paying off the SunTrust Warehouse facility in the second quarter of 2012.
At March 31, 2012, $150.0 million of SBA borrowings were outstanding, the maximum available under our current license.

OTHER ORGANIZATIONAL CHANGES
On May 3, 2012, we accepted the resignation of Stephen J. Bacica from his position as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Bacica will continue to provide transition services to MCG through May 15, 2012. Mr. Bacica's resignation allows him to pursue other interests and is not the result of any disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company's operations, policies or practices. In the second quarter of 2012, we will record a liability and recognize a general and administrative expense of approximately $1.6 million for severance obligations payable under the terms of the letter agreement outlining the terms of Mr. Bacica's separation from the Company. In addition, and as a result of the lapsing of the forfeiture provisions on Mr. Bacica's restricted common stock under the terms of his letter agreement, we will recognize approximately $0.2 million of amortization of employee restricted stock.
Effective May 15, 2012, Keith Kennedy, Executive Vice President and Managing Director, will assume the additional roles of Chief Financial Officer and Treasurer.
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of March 31, 2012, the fair value of our investment portfolio was $666.1 million, which represents a $75.0 million, or 10.1%, decrease from the $741.2 million fair value as of December 31, 2011. The following sections describe the composition of our investment portfolio as of March 31, 2012 and describe key changes in our portfolio during the three months ended March 31, 2012.
Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$458,928	68.9%	$492,488	66.4%
Subordinated debt
Secured	112,070	16.8	124,289	16.8
Unsecured	12,353	1.9	12,203	1.7
Total debt investments	583,351	87.6	628,980	84.9
Equity investments
Preferred equity	77,901	11.7	89,931	12.1
Common/common equivalents equity	4,888	0.7	22,255	3.0
Total equity investments	82,789	12.4	112,186	15.1
Total investments	$666,140	100.0%	$741,166	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 17.5%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of March 31, 2012, approximately 87.3% of the fair value of our loan portfolio had variable interest rates, based on a LIBOR benchmark or the prime rate, and 12.7% of the fair value of our loan portfolio had fixed interest rates. As of March 31, 2012, approximately 77.2% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR based index and prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

The following table summarizes our investment portfolio by industry at fair value:

	Mach 31, 2012		December 31, 2011
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$82,640	12.4%	$84,660	11.4%
Business services	78,078	11.7	78,468	10.6
Education	68,858	10.3	69,124	9.3
Manufacturing	61,571	9.2	77,849	10.5
Cable	40,435	6.1	43,122	5.8
Logistics	33,652	5.1	33,684	4.5
Communications	32,760	4.9	34,507	4.7
Electronics	31,734	4.8	31,966	4.3
Publishing	31,275	4.7	31,319	4.2
Food services	28,534	4.3	28,842	3.9
Broadcasting	27,975	4.2	28,185	3.8
Insurance	25,137	3.8	24,987	3.4
Auto Parts	20,134	3.0	19,778	2.7
Repair Services	19,845	3.0	19,839	2.7
Home Furnishings	14,052	2.1	12,355	1.7
Information Services	12,071	1.8	21,672	2.9
Plastic Products	12,048	1.8	21,784	2.9
Restaurants	9,287	1.4	18,578	2.5
Agriculture	9,264	1.4	9,464	1.3
Entertainment	7,682	1.2	7,539	1.0
Cosmetics	7,311	1.1	8,521	1.2
Technology	988	0.1	24,690	3.3
Other(a)	10,809	1.6	10,233	1.4
Total	$666,140	100.0%	$741,166	100.0%
______________________ (a) No individual industry within this category exceeds 1%.
As of March 31, 2012, our ten largest portfolio companies represented approximately 44.5% of the total fair value of our investments. These ten companies accounted for 44.8% of our total revenue during the three months ended March 31, 2012.
During the three months ended March 31, 2012, we had concentrations in certain industries, including the healthcare, business services and education industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the three months ended
	As of March 31, 2012		As of December 31, 2011		March 31, 2012		March 31, 2011
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$82,640	12.4%	$84,660	11.4%	$2,706	15.4%	$2,630	10.8%
Business services	78,078	11.7	78,468	10.6	2,043	11.6	2,168	8.9
Education	68,858	10.3	69,124	9.3	1,389	7.9	811	3.3

Changes in Investment Portfolio
During the three months ended March 31, 2012, we completed $6.2 million of advances including $3.8 million of advances to two existing portfolio companies, compared to $95.1 million of originations and advances during the three months ended March 31, 2011. The following table summarizes our total portfolio investment activity during the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(in thousands)	2012	2011
Beginning investment portfolio	$741,166	$1,009,705
Originations and advances	6,213	95,103
Gross payments, reductions and sales of securities	(79,318)	(129,223)
Net gain (loss)	16,378	(27,609)
Unrealized (depreciation)	(2,351)	(19,081)
Reversals of unrealized (appreciation) depreciation	(16,515)	25,782
Origination fees and amortization of unearned income	567	(328)
Ending investment portfolio	$666,140	$954,349
Originations and Advances
The following table shows our originations and advances during the three months ended March 31, 2012 and 2011 by security type:

	Three months ended March 31,
	2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$4,564	73.5%	$61,918	65.1%
Subordinated debt
Secured	503	8.1	30,143	31.7
Unsecured	69	1.1	57	0.1
Total debt investments	5,136	82.7	92,118	96.9
Equity investments
Preferred equity	1,077	17.3	2,801	2.9
Common/common equivalents equity	—	—	184	0.2
Total equity investments	1,077	17.3	2,985	3.1
Total originations and advances	$6,213	100.0%	$95,103	100.0%
The following table shows our significant originations and advances.

(in thousands)	Three months ended March 31, 2012
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Advanced Sleep Concepts, Inc.	$—	$3,500	$57	$3,557
Other (< $1 million)	—	300	1,279	1,579
Total debt	—	3,800	1,336	5,136
Equity (< $1 million)	—	—	1,077	1,077
Total originations and advances	$—	$3,800	$2,413	$6,213

Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the three months ended March 31, 2012 and 2011 by security type:

	Three months ended March 31,
	2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments

Senior secured debt	$42,682	53.8%	$73,186	56.6%
Subordinated debt
Secured	12,620	15.9	37,568	29.1
Unsecured	8	—	—	—
Total debt investments	55,310	69.7	110,754	85.7
Equity investments
Preferred equity	7,216	9.1	18,224	14.1
Common/common equivalents equity	16,792	21.2	245	0.2
Total equity investments	24,008	30.3	18,469	14.3
Total gross payments, reductions and sales of securities	$79,318	100.0%	$129,223	100.0%
During the three months ended March 31, 2012 and 2011, our gross payments, reductions and sales of securities by transaction type included:

	Three months ended March 31,
(in thousands)	2012	2011
Principal repayments reductions and loan sales	$48,135	$100,068
Sale or settlement of equity investments	20,542	14,285
Schedule principal amortization	6,843	4,907
Collection of accrued paid-in-kind interest and dividends	3,798	9,963
Total gross payments, reductions and sales of securities	$79,318	$129,223
As shown in the following table, during the three months ended March 31, 2012, we monetized all, or part of, 5 portfolio investments with proceeds totaling $71.8 million:

	Three months ended March 31, 2012
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
Jenzabar, Inc.	$—	$20,542	$3,158	$23,700
Haws Corporation	16,500	—	—	16,500
The Matrixx Group, Incorporated	12,500	—	—	12,500
Bentley Systems, Incorporated	9,900	—	—	9,900
Focus Brands, Inc.	9,235	—	—	9,235
Total monetizations	48,135	20,542	3,158	71,835
Other scheduled payments	6,843	—	640	7,483
Total gross payments, sales and other reductions of investment portfolio	$54,978	$20,542	$3,798	$79,318
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
The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$254,282	38.2%	$283,755	38.3%
2	237,439	35.6	290,583	39.2
3	147,659	22.2	142,639	19.2
4	2,766	0.4	11,683	1.6
5(b)	23,994	3.6	12,506	1.7
Total	$666,140	100.0%	$741,166	100.0%
_________________________

(a)	As of March 31, 2012 and December 31, 2011, Investment Rating “1” included $109.1 million, respectively, of loans to companies in which we also hold equity securities.

(b)	The increase in Investment Rating "5" includes $12.0 million from the reclassification of our investment in Jet Plastica Investors, LLC senior debt from Investment Rating "4".
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

The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$13,963	2.15%	$13,963	2.00%	$10,513	1.80%	$9,615	1.53%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$13,963	2.15%	$13,963	2.00%	$10,513	1.80%	$9,615	1.53%
Loans on non-accrual status
0 to 90 days past due	$68,965	10.64%	$69,241	9.92%	$12,645	2.17%	$9,704	1.54%
Greater than 90 days past due	13,963	2.15	13,963	2.00	10,513	1.80	9,615	1.53
Total loans on non-accrual status	$82,928	12.79%	$83,204	11.92%	$23,158	3.97%	$19,319	3.07%
The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2011 through March 31, 2012:

	Three months ended March 31, 2012
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2011	$83,204	$19,319
Payments received on loans on non-accrual status	(276)	(276)
Change in unrealized gain (loss) on non-accrual loans	—	4,115
Total change in non-accrual loans	(276)	3,839
Non-accrual loan balance as of March 31, 2012	$82,928	$23,158

Results of Operations
The following section compares our results of operations for the three months ended March 31, 2012 to the three months ended March 31, 2011.
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
The following table summarizes the components of our net income (loss) for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,		Variance
(dollars in thousands)	2012	2011	$	Percentage
Revenue
Interest and dividend income
Interest income	$15,596	$20,158	$(4,562)	(22.6)%
Dividend income	1,077	2,497	(1,420)	(56.9)
Loan fees	623	781	(158)	(20.2)
Total interest and dividend income	17,296	23,436	(6,140)	(26.2)
Advisory fees and other income	263	867	(604)	(69.7)
Total revenue	17,559	24,303	(6,744)	(27.7)
Operating expenses
Interest expense	5,202	3,873	1,329	34.3
Employee compensation
Salaries and benefits	3,875	3,976	(101)	(2.5)
Amortization of employee restricted stock	478	624	(146)	(23.4)
Total employee compensation	4,353	4,600	(247)	(5.4)
General and administrative expense	3,936	2,827	1,109	39.2
Restructuring expense	26	—	26	NM
Total operating expense	13,517	11,300	2,217	19.6
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	4,042	13,003	(8,961)	(68.9)
Net investment loss before income tax provision	(2,493)	(20,944)	18,451	(88.1)
Loss on extinguishment of debt before income tax provision	(174)	(863)	689	(79.8)
Income tax provision	18	11	7	63.6
Net income (loss)	$1,357	$(8,815)	$10,172	NM
NM=Not Meaningful
TOTAL REVENUE
Total revenue includes interest and dividend income and advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended March 31, 2012 from the three months ended March 31, 2011.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended March 31, 2012, the total yield on our average debt portfolio at fair value was 10.9% compared to 11.2% during the three months ended March 31, 2011. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Average 90-day LIBOR	0.5%	0.3%
Spread to average LIBOR on average loan portfolio	10.6	11.0
Impact of fee accelerations of unearned fees on paid/restructured loans	0.2	0.2
Impact of non-accrual loans	(0.4)	(0.3)
Total yield on average loan portfolio	10.9%	11.2%
During the three months ended March 31, 2012, interest income was $15.6 million, compared to $20.2 million during the three months ended March 31, 2011, which represented a $4.6 million, or 22.6%, decrease. This decrease reflected a $4.1 million decrease resulting from a 20.5% decrease in our average loan balance, a $0.8 million decrease in interest income resulting from a 0.39%  decrease in our spread to LIBOR, and a $0.2 million decrease resulting from the net impact of loans that were on non-accrual status during the three months ended March 31, 2012 that were accruing interest during the three months ended March 31, 2011. These decreases were partially offset by a $0.4 million increase in interest income related to the change in LIBOR.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. PIK may be prepaid by either contract or the portfolio company’s choice, but generally is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended March 31, 2012 and 2011, at cost:

	Three months ended March 31,
(in thousands)	2012	2011
Beginning PIK loan balance	$15,653	$30,923
PIK interest earned during the period	1,336	2,435
Interest receivable converted to PIK	—	360
Payments received from PIK loans	(333)	(5,780)
PIK converted to other securities	—	(876)
Realized loss	—	(900)
Ending PIK loan balance	$16,656	$26,162
As of March 31, 2012 and 2011, we were not accruing interest on $8.9 million and $6.5 million, respectively, of the PIK loans, at cost, shown in the preceding table. The payments received from PIK loans during the three months ended March 31, 2011, includes $4.7 million of PIK collected in conjunction with the sale of our investment in Superior Industries Investors, LLC.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During the three months ended March 31, 2012 and 2011, we recognized dividend income of $1.1 million and $2.5 million, respectively. In addition, during the three months ended March 31, 2012 and 2011, we received payments on accrued dividends of $3.5 million and $4.2 million, respectively.

TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the three months ended March 31, 2012, we incurred $5.2 million of interest expense, which represented a $1.3 million, or 34.3%, increase from the same period in 2011. Interest expense for the three months ended March 31, 2012 increased $1.9 million related to increased amortization of debt issuance costs, including $1.5 million of accelerated deferred financing fees related to the termination of our SunTrust Warehouse financing facility. Interest expense also increased $0.3 million due to an increase in the average LIBOR rate by 0.21% during the first quarter of 2012. These increases were partially offset by a $0.8 million decrease in interest expense due to a lower average borrowing balance in the first quarter of 2012.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended March 31, 2012, our employee compensation expense was $4.4 million, which represented a $0.2 million, or 5.4%, decrease from the same period in 2011. Our salaries and benefits decreased by $0.1 million, or 2.5%, due to a $0.9 million decrease in salaries and benefits primarily resulting from a 42% reduction in our workforce that occurred as part of the corporate restructuring that we implemented during 2011 offset by an increase in incentive compensation of $0.8 million primarily resulting from inducement bonuses paid in the first quarter of 2012.
During the three months ended March 31, 2012, we recognized $0.5 million of compensation expense related to restricted stock awards, compared to $0.6 million for the three months ended March 31, 2011, which represented a $0.1 million, or 23.4%, decrease. Included in the amortization of restricted stock for the three months ended March 31, 2012 was $0.1 million of amortization expenses associated with the elimination of ten positions in the first quarter of 2012. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in amortization of employee restricted stock.
GENERAL AND ADMINISTRATIVE
During the three months ended March 31, 2012, general and administrative expense was $3.9 million, which represented a $1.1 million, or 39.2%, increase compared to the same period in 2011 primarily due to $1.1 million in severance costs related to positions notified for elimination in the first quarter of 2012. General and administrative expense for the first quarter of 2012 also included $0.3 million of legal expenses related to investment monetizations.

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION
During the three months ended March 31, 2012, we incurred $2.5 million of net investment losses before income tax provision, compared to $20.9 million during the same period in 2011. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2012:

		Three months ended March 31, 2012
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
RadioPharmacy Investors, LLC	Healthcare	Control	$—	$(2,053)	$—	$(2,053)
Orbitel Holdings, LLC	Cable	Control	—	(1,966)	—	(1,966)
Miles Media Group, LLC	Business Services	Non-Affiliate	—	(1,575)	—	(1,575)
Jenzabar, Inc.	Technology	Non-Affiliate	16,370	(1)	(16,435)	(66)
Jet Plastica Investors, LLC	Plastic Products	Control	—	3,175	—	3,175
Other (< $1 million net gain (loss))			8	64	(80)	(8)
Total			$16,378	$(2,356)	$(16,515)	$(2,493)

•
During the quarter ended March 31, 2012, we recorded $2.0 million of unrealized depreciation on our investment in Orbitel Holdings, LLC due to a reduction in the multiple used to value that company based on estimated exit value.

•	We also recorded unrealized depreciation on our investments in Miles Media Group, LLC and RadioPharmacy Investors, LLC, to reflect decreases in the operating performances of those companies.

•
In April 2012, Jet Plastica Investors, LLC liquidated substantially all of its assets.  Including the proceeds from the liquidation, we received a $10.2 million payment on our senior debt and anticipate receiving additional payments on our senior debt upon future collection of certain accounts receivable, resulting in a $3.2 million unrealized appreciation in the first quarter of 2012.

•
In February 2012, we accepted $23.7 million for our senior preferred stock and warrant position in Jenzabar, Inc., or Jenzabar, which resulted in a $16.4 million reversal of previously unrealized appreciation and the realization of a $16.4 million gain.

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

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2011:

		Three months ended March 31, 2011
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(24,289)	$—	$(24,289)
PremierGarage Holdings, LLC	Home Furnishings	Control	—	(3,281)	—	(3,281)
Superior Industries Investors, Inc.	Sporting Goods	Control	988	—	(2,788)	(1,800)
Provo Craft & Novelty, Inc.	Leisure Activities	Non-Affiliate	—	(1,160)	—	(1,160)
Jenzabar, Inc.	Technology	Non-Affiliate	—	(1,121)	—	(1,121)
RadioPharmacy Investors, LLC	Healthcare	Control	—	4,852	—	4,852
Cruz Bay Publishing, Inc.	Publishing	Non-Affiliate	—	1,524	—	1,524
Restaurant Technologies, Inc.	Food Services	Non-Affiliate	—	1,429	—	1,429
Active Brands International, Inc.	Consumer Products	Non-Affiliate	(27,654)	—	27,776	122
Other (< $1 million net gain (loss))			(961)	2,947	794	2,780
Total			$(27,627)	$(19,099)	$25,782	$(20,944)
During the quarter ended March 31, 2011, we received payments of $2.1 million on the sale of Active Brands International, Inc. senior debt and wrote off our equity investment in that portfolio company. As a result of this transaction, we reversed $27.8 million of previously unrealized depreciation and realized a $27.7 million loss. During the quarter ended March 31, 2011, we sold our investment in Superior Industries Investors, Inc. As a result of this sale, we reversed $2.8 million of previously unrealized appreciation and realized a $1.0 million gain, including $1.8 million of transaction costs that we recorded at the time of sale.
During the quarter ended March 31, 2011, we recorded unrealized depreciation primarily related to Broadview; PremierGarage Holdings, LLC, or PremierGarage; Provo Craft & Novelty, Inc., or Provo Craft; and Jenzabar. The decreases in the fair values of PremierGarage and Jenzabar were attributable to a decrease in the performance of those companies. The decrease in the fair value of Broadview was primarily attributable to a decrease in the multiples used to value that company. The decrease in the fair value of Provo Craft resulted from a decrease in the company’s performance that resulted in a decrease in the market price of its debt. The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.
LOSS ON EXTINGUISHMENT OF DEBT
We incurred a $0.2 million premium when we repurchased the remaining $8.7 million of our private placement notes during the first quarter of 2012. During the first quarter of 2011, we incurred a $0.9 million premium when we repurchased $17.4 million of our private placement notes.
INCOME TAX PROVISION
During the three months ended March 31, 2012, we incurred an $18,000 income tax provision compared to an $11,000 income tax provision during the three months ended March 31, 2011. The income tax provision for both periods was primarily attributable to unrealized depreciation or appreciation and flow-through taxable income on certain investments held by our subsidiaries.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED
Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•
Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of March 31, 2012 and December 31, 2011, we had $59.9 million and $58.6 million, respectively, in cash and cash equivalents. As of March 31, 2012, our cash and cash equivalents included $44.5 million that was held in interest-bearing accounts.

•
Cash, securitization accounts include principal and interest payments received on securitized loans, which, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. We are generally required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements. As of March 31, 2012 and December 31, 2011, we had $35.4 million and $40.3 million, respectively, in cash, securitization accounts.

•
Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash was represented by cash held by Solutions Capital, our SBIC, which generally is restricted to the origination of new loans from our SBIC. As of March 31, 2012 and December 31, 2011, we had $69.3 million and $35.0 million respectively, of restricted cash.

During the three months ended March 31, 2012, our operating activities provided $79.2 million of cash and cash equivalents, and our financing activities used $77.8 million of cash and cash equivalents.
LIQUIDITY AND CAPITAL RESOURCES
Our access to debt and equity capital continues to be constrained. Because our stock continues to trade below net asset value and we do not have stockholder approval to sell equity below our net asset value, we effectively lack access to the equity markets. Lenders, in general, may be reluctant to extend credit to us without such equity capital markets access.
We expect to continue to monetize our equity investments to reduce them to less than 10% of the fair value of our portfolio over the next few years. We generally expect to limit our future investing activities principally to debt investments and do not intend to make significant investments in control companies beyond those that are currently in our portfolio for the foreseeable future. To help provide sustainable stockholder value, we expect to make future distributions to stockholders based upon an assessment of the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio at the time of such decision. These distributions may be considered a return of capital.
In order to reduce future cash interest payments under our borrowings, as well as future amounts due at maturity or upon redemption under our borrowings, we may, from time to time, purchase debt for cash in open market purchases and/or privately negotiated transactions, if attractive pricing can be identified. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As discussed in Liquidity and Capital Resources—Borrowings, the reinvestment periods for both the Commercial Loan Trust 2006-1 facility and the SunTrust Warehouse have ended and all future principal collections from collateral in the facilities will be used to repay the securitized debt. In addition, we anticipate paying off the SunTrust Warehouse facility in the second quarter of 2012.

Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2012, as well as liquidity for new origination opportunities and potential dividend distributions.
LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of March 31, 2012, we reported $402.8 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities and the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		March 31, 2012		December 31, 2011
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	20,000
Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018(a)	52,831	52,831	63,389	63,389
Series 2006-1 Class A-2 Notes	April 2018(a)	2,486	2,486	2,983	2,983
Series 2006-1 Class A-3 Notes	April 2018(a)	42,265	42,265	50,711	50,711
Series 2006-1 Class B Notes	April 2018(a)	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018(a)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(c)	April 2018(a)	46,494	29,247	46,494	29,247
Commercial Loan Funding Trust
Variable Funding Note	January 2014(d)	35,204	35,204	150,000	55,822
Private Placement Notes
Series 2007-A	October 2011	—	—	8,717	8,717
Total borrowings		$433,030	$402,783	$576,044	$430,219

(a)    Borrowings under the Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date.  The reinvestment period for this facility ended on July 20, 2011 and we will use all future principal collections from collateral in the facility to repay the securitized debt.

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

(d) In January 2012, this facility entered a 24-month amortization period and the legal final maturity date was extended to January 2014.
Each of our credit facilities has certain collateral requirements and/or financial covenants. As of March 31, 2012, the net worth covenant of our SunTrust Warehouse required that we maintain a consolidated tangible net worth of not less than $375.0 million, plus 50% of any equity raised after February 26, 2009. Under the SunTrust Warehouse agreement, we must also maintain an asset coverage ratio of at least 180%.
As of March 31, 2012, our asset coverage ratio was 265% excluding our SBIC debt which is exempt from the asset coverage ratio requirements under the SEC exemptive order.
As of March 31, 2012, we were in compliance with all key financial covenants under each of our borrowing facilities, although there can be no assurance regarding compliance in future periods. On our website, we have provided a list of hyperlinks to each of our borrowing agreements where these covenant requirements can be reviewed. You may view this list at http://www.mcgcapital.com/. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.
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
We have funded all of our current debt facilities through our bankruptcy remote, special-purpose, wholly owned subsidiaries. Therefore, these subsidiaries’ assets may not be available to our creditors. In some cases, advances under our debt facilities are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. We continue to service those portfolio investments that we use as collateral in our secured borrowing facilities.
SBIC DEBENTURES
In December 2004, we formed a wholly owned subsidiary, Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license gave Solutions Capital the ability to borrow from the SBA up to $150.0 million, which is the maximum amount of outstanding leverage available to single-license SBIC companies.
To realize the full $150.0 million borrowing for which we have received approval under this program, we have funded a total of $75.0 million to Solutions Capital. As of March 31, 2012 and December 31, 2011, Solutions Capital had borrowed $150.0 million and $128.6 million, respectively. We may use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.
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
The following table sets forth the maturity of Solutions Capital debentures, as well as the maturity of the investments and the current balance of restricted cash in Solutions Capital as of March 31, 2012.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$150,000	$—	$—	$—	$150,000
Collateral
Fair value of debt investments	163,521	3,733	15,676	144,112	—
Fair value of equity investments(a)	9,189	—	—	—	9,189
Cash, restricted account	64,199	64,199	—	—	—
Total collateral	$236,909	$67,932	$15,676	$144,112	$9,189

(a)    Equity investments do not have a stated maturity date.
COMMERCIAL LOAN TRUST 2006-1
As of March 31, 2012, we had $217.6 million of securitized debt outstanding under the Commercial Loan Trust 2006-1, which matures in April 2018. We retain all of the equity in the securitization. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The securitization included a five-year reinvestment period, during which the trust was permitted to use principal collections received on the underlying collateral to purchase new collateral from us.

The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(a)	$217,579	$28,005	$—	$—	$189,574
Collateral
Fair value of debt investments	275,644	34,133	68,377	160,539	12,595
Fair value of equity investments(b)	398	—	—	—	398
Cash, securitization account	31,888	31,888	—	—	—
Total collateral	$307,930	$66,021	$68,377	$160,539	$12,993

(a)
Borrowings under the Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date.  The reinvestment period for this facility ended on July 20, 2011 and all future principal collections from collateral in the facility have been and will be used to repay the securitized debt.

(b)	Equity investments do not have a stated maturity date.
We were able to use the cash in the securitized account, as well as proceeds from principal collections of securitized investments, to originate new loans until July 20, 2011. The reinvestment period ended on July 20, 2011 and all subsequent principal collections or monetization proceeds that we receive from collateral used to securitize this Commercial Loan Trust 2006-1 must be applied to the outstanding balance of that facility. Upon maturity of this facility, any remaining balance must be repaid, otherwise all or part of the associated collateral may be forfeited. As shown in the above table, repayments of principal of the collateral held by this facility are expected to permit the repayment of Commercial Loan Trust 2006-1 prior to its April 2018 maturity.
COMMERCIAL LOAN FUNDING TRUST
As of March 31, 2012, we had a $35.2 million balance outstanding under the SunTrust Warehouse, which is funded through SunTrust Bank. The SunTrust Warehouse is secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that MCG Capital Corporation, the parent, sold to the trust. The pool of commercial loans in the trust must meet certain requirements, such as term, average life, investment rating and agency rating. The pool of commercial loans must also meet certain requirements related to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. In January 2012, we entered into an amendment to the SunTrust Warehouse, which among other things, accelerated the scheduled termination date to January 2012 and set the final legal maturity of this facility to January 17, 2014. We anticipate paying off the SunTrust Warehouse facility in the second quarter of 2012.
Under the SunTrust Warehouse, we are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: a) limitations on the incurrence of additional indebtedness and liens; b) limitations on certain investments; c) limitations on certain restricted payments; d) maintaining a certain minimum stockholders' equity; e) maintaining a ratio of total assets (less total liabilities and indebtedness not represented by senior securities) to total indebtedness represented by senior securities, of the Company and its subsidiaries, of not less than 1.8:1.0; and f) maintaining minimum liquidity.
In addition, under our SunTrust Warehouse, if Richard W. Neu, B. Hagen Saville or Stephen J. Bacica ceases to be involved actively in the management of MCG and is not replaced by a person reasonably acceptable to SunTrust Bank within 90 consecutive calendar days of such occurrence, we would be in default under such facility. If we lose the services of any of Messrs. Neu, Saville or Bacica and are unable to identify and hire a suitably qualified replacement(s), it could provide SunTrust with the right to accelerate the facility and entitle the administrative agent thereunder to exercise available remedies, including selling the collateral securing this facility and applying the proceeds to reduce outstanding borrowings thereunder.

The following table sets forth the maturity of the SunTrust Warehouse, as well as the maturity of the securitized assets and the March 31, 2012 balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$35,204	$729	$34,475	$—	$—
Collateral
Securitized investments	116,533	18,644	40,441	57,448	—
Cash, securitization accounts	3,492	3,492	—	—	—
Total collateral	$120,025	$22,136	$40,441	$57,448	$—
PRIVATE PLACEMENT NOTES
In October 2007, we issued $25.0 million of Series 2007-A unsecured notes with a five-year maturity. Initially, the Series 2007-A notes bore interest at a 6.71% per annum, which rate was increased in 2009 to 8.96% per annum. In January 2012, we repaid the Series 2007-A notes in full.
WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS
The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2012 and 2011:

	For the three months ended
(dollars in thousands)	March 31, 2012	March 31, 2011
Weighted-average borrowings	$419,597	$545,054
Average LIBOR	0.52%	0.31%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.08	2.08
Impact of amortization of deferred debt issuance costs	2.40	0.45
Total cost of funds	5.00%	2.84%
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
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended March 31, 2012, we repurchased 1,180,000 shares of our common stock at a weighted average purchase price of $4.31 per share, which was a 23.7% discount from our December 31, 2011 net asset value per share.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of March 31, 2012, we had $24.9 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of March 31, 2012, we had no outstanding guarantees or standby letters of credit.

(in thousands)	As of March 31, 2012
Unused commitments to portfolio companies	Non-Affiliate Investments	Affiliate Investments	Control Investments	Total
Revolving credit facilities	$10,588	$8,000	$3,824	$22,412
Other	773	—	1,750	2,523
Total unused commitments to portfolio companies	$11,361	$8,000	$5,574	$24,935
CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of March 31, 2012:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations(b)	$217,579	$28,005	$—	$—	$189,574
Warehouse facility	35,204	729	34,475	—	—
SBIC	150,000	—	—	—	150,000
Total borrowings	402,783	28,734	34,475	—	339,574
Interest payments on borrowings(c)	76,864	10,948	20,068	18,762	27,086
Operating leases	2,005	1,966	39	—	—
Severance obligations(d)	4,252	3,047	1,205	—	—
Total contractual obligations	$485,904	$44,695	$55,787	$18,762	$366,660

(a)	Excludes the unused commitments to extend credit to our customers of $24.9 million as discussed above.

(b)
Borrowings under the Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date.  The reinvestment period for this facility ended on July 20, 2011 and all future principal collections from collateral in the facility have been and will be used to repay the securitized debt.

(c)	Interest payments are based on contractual maturity and the current outstanding principal balance of our borrowings and assume no changes in interest rate benchmarks.

(d)
Represents remaining severance payments, benefits, deferred compensation and employer taxes that we are obligated to pay to employees who were terminated as a result of the corporate restructuring that we undertook in August 2011 and for obligations stemming from the resignation of our former chief executive officer.

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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities and SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared distributions of $12.98 per share.
The following table summarizes the distributions that we declared since January 1, 2009:

Date Declared	Record Date	Payable Date	Dividends per Share
April 27, 2012	June 13, 2012	July 13, 2012	$0.14
February 24, 2012	April 13, 2012	May 15, 2012	$0.17
October 31, 2011	December 15, 2011	January 13, 2012	$0.17
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11
If we determined the tax attributes of our 2012 distributions as of March 31, 2012, 39% would be from ordinary income and 61% would be a return of capital. A return of capital is a return of stockholder investment, rather than a return of earnings or gains derived from our investment activities. While not immediately taxable to the extent of a stockholder's basis in its shares, a stockholder's basis in the investment will be reduced by the nontaxable amount, which will result in additional gain or a lower loss when the shares are sold. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
CRITICAL ACCOUNTING POLICIES
These Condensed Consolidated Financial Statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. The following section describes our accounting policies associated with the valuation of our portfolio of investments. For a full discussion of our other critical accounting policies and estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•
Majority-Owned Control Investments—Majority-owned control investments comprise 16.1% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Majority-Owned Control Investments—Non-majority owned control investments comprise 1.6% of our investment portfolio. For our non-majority owned control equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Non-Control Investments—Non-control investments comprise 82.3% of our investment portfolio. Quoted prices are not available for 83.4% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2012, these securities represented 13.7% of our investment portfolio. We utilize independent pricing services with certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period for 97.7% of the fair value of our investment portfolio as of March 31, 2012.
The majority of the valuations performed by the independent valuation firms utilize proprietary models and inputs. We have used, and intend to continue to use, independent valuation firms to provide additional support for our internal analyses.
Our board of directors sets our valuation policies and procedures and determines the fair value of our investments. The investment and valuation committee of our board of directors meets at least quarterly with our management to review management’s recommendations of fair value of our investments. Our board of directors considers our valuations, as well as the independent valuations and reviews, in its determination of the fair value of our investments.
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
Significant Unobservable Inputs
Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with unique contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous different inputs, including the historical and forecasted financial and operational performance of the portfolio company, projected cash flows, market multiples, comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs too numerous to list quantitatively herein.
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of March 31, 2012.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range
				Minimum	Maximum
Senior debt	$370,361	Discounted cash flow	Market interest rate	5.5%	15.2%
		Discounted cash flow	Discount rate	8.5%	8.5%
		Market comparable companies	EBITDA multiple(a)	5.0x	8.0x
		Residual assets	Discount	—%	25.0%
Subordinated debt	124,423	Discounted cash flow	Market interest rate	9.3%	15.5%
		Market comparable companies	EBITDA multiple(a)	6.8x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%
Preferred and common equity	80,256	Market comparable companies	EBITDA multiple(a)	5.0x	9.0x
			Discount for minority interest	—%	25.0%
		Pending transactions/Letters of intent	Discount	—%	5.0%
		Residual assets	Discount	—%	25.0%
	$575,040

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
RECENT ACCOUNTING PRONOUNCEMENTS
FAIR VALUE
In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: 1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; 2) a description of the valuation processes in place; and 3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We adopted this standard beginning on January 1, 2012.  Our implementation of this standard did not have a material impact on our process for measuring fair values, our financial position or our results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were a number of indicators of modest growth in the United States' economy during the first quarter of 2012. However, certain leading and lagging indicators suggest continuing risk and volatility. In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in their meeting debt service requirements and an increase in defaults.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of March 31, 2012, approximately 87.3% of our loan portfolio, at fair value, bore interest at a spread to LIBOR or prime rate, and 12.7% at a fixed interest rate. As of March 31, 2012, approximately 77.2% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 1.75% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.52% as of March 31, 2012. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$50,129	$—	$51,211	$—
Prime rate	27,704	—	27,867	—
LIBOR
30-day	24,473	35,204	71,794	—
60-day	539	—	12,500	—
90-day	472,358	217,579	462,293	237,080
180-day	14,043	—	14,038	—
Commercial paper	—	—	—	55,822
Fixed rate	109,416	150,000	109,640	137,317
Total	$698,662	$402,783	$749,343	$430,219
Based on our March 31, 2012 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of March 31, 2012, the quarterly average LIBOR was 0.52% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income (Loss)
100	$2,211	$2,528	$(317)
200	7,832	5,056	2,776
300	14,991	7,583	7,408
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended March 31, 2012, there were no new or material developments in legal proceedings.
ITEM 1A. RISK FACTORS.
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, the related notes, schedules and exhibits, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases are made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. We retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

NET ISSUANCE OF RESTRICTED STOCK
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
DIVIDEND REINVESTMENT PLAN
As part of our dividend reinvestment plan for our common stockholders, we may direct the plan administrator to purchase shares of our common stock on the open market to satisfy dividend reinvestment requests related to dividends that we pay on outstanding shares of our common stock.
The following table summarizes the shares of common stock that we have purchased during the three months ended March 31, 2012.

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2012
Dividend reinvestment requirements(a)	17,480	$4.14	(b)	n/a	n/a
February 1 – 29, 2012
Restricted stock vesting(c)	5,453	$4.41	(d)	n/a	n/a
March 1 – 31, 2012
Stock repurchase program(e)	1,180,000	$4.31		1,180,000	$29,914,000
Restricted stock vesting(c)	36,700	$4.28	(d)	n/a	n/a
Total March 1 – 31, 2012	1,216,700	$4.31		1,180,000	$29,914,000
Total shares / weighted average price paid	1,239,633	$4.31		1,180,000	$29,914,000

(a)	Represents stock purchased on the open market to satisfy dividend reinvestment requests.

(b)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.

(c)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

(d)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.

(e)	On January 17, 2012, we announced that our board of directors had authorized a stock repurchase program of up to $35.0 million

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.
ITEM 5. OTHER INFORMATION.
DEPARTURE OF OFFICER
On May 3, 2012, the Company accepted the resignation of Stephen J. Bacica from his position as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Bacica will continue to provide transition services to MCG through

May 15, 2012, or the Separation Date. Mr. Bacica's resignation allows him to pursue other interests and is not the result of any disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company's operations, policies or practices.
On May 3, 2012, Mr. Bacica executed a letter agreement, or the Letter Agreement, which sets forth the terms of his separation from the Company in accordance with his pre-existing employment agreement with the Company, including the agreement by the Company to treat Mr. Bacica's resignation as a termination by the Company other than for cause for purposes of such agreement. Under the terms of Letter Agreement, Mr. Bacica will receive: (i) his accrued and unpaid base salary and unreimbursed business expenses, in each case accrued through the Separation Date; and (ii) full and immediate lapsing of forfeiture conditions with respect to 23,680 shares of restricted stock that were originally scheduled to lapse through December 31, 2014. Mr. Bacica will also receive a severance amount of $1,582,000, representing two times his current base salary and two times his target annual bonus, which will be paid in installments over the 24-month period following the Separation Date. Receipt of separation benefits is subject to Mr. Bacica's execution and non-revocation of a release of claims against the Company and his continued compliance with certain non-competition and other obligations.
Consistent with Mr. Bacica's employment agreement, the parties must abide by mutual non-disparagement obligations, and Mr. Bacica must cooperate with the Company with respect to ongoing litigation and other transition matters after his termination of employment. Additionally, Mr. Bacica is bound by confidentiality, non-competition, non-solicitation and other restrictive covenants following his termination of employment.
The foregoing description of the Letter Agreement is qualified in its entirety by reference to the full text of the Letter Agreement, which is attached as Exhibit 10.5 and incorporated by reference herein.
APPOINTMENT OF OFFICER
Effective May 15, 2012, Keith Kennedy, Executive Vice President and Managing Director, will assume the additional roles of Chief Financial Officer and Treasurer.
Prior to joining the Company, Mr. Kennedy, age 42, served as an Executive-in-Residence at Arlington Capital Partners from May 2011 to February 2012. From October 2009 until he joined Arlington Capital, Mr. Kennedy pursued principal investing and, during this period, worked exclusively with Jay I. Kislak and J.I. Kislak, Inc. (March to September 2010) to pursue the acquisition of various private companies. From October 2002 to September 2009, Mr. Kennedy worked at GE Capital where he was a Managing Director. Prior to GE, Mr. Kennedy served as a Manager, Transaction Services, at Ernst & Young, LLP. Early in his career, Mr. Kennedy served as an Officer in the U.S. Air Force. Mr. Kennedy received his M.B.A. from The College of William & Mary and Bachelor of Science with High Distinction from Indiana University. Mr. Kennedy is a Chartered Financial Analyst and Certified Public Accountant.
In connection with the commencement of his employment with the Company, in January 2012, the Company executed an offer letter, or the Offer Letter, with Mr. Kennedy.
Term. Under the Offer Letter, Mr. Kennedy is an “at will” employee upon the terms set forth in the Offer Letter, for the period commencing from the date of execution and ending on the date on which such employment is terminated.
Salary, Bonus and Benefits. Mr. Kennedy will receive an annual base salary of $375,000, and is entitled to receive an annual bonus of $375,000 for 2012. Mr. Kennedy is entitled to participate in all benefit plans and programs that the Company establishes and makes available to its employees to the extent that he is eligible under (and subject to the provisions of) the plan documents governing those programs.
Stock-Based Award. On March 15, 2012, the Company's Board of Directors awarded Mr. Kennedy 175,000 shares of restricted common stock, pursuant to the Company's Third Amended and Restated 2006 Employee Restricted Stock Plan and subject to a restricted stock agreement entered into between the Company and Mr. Kennedy. Pursuant to the restricted stock agreement, 100% of the shares of restricted common stock subject to such award shall vest on March 14, 2016.
Payments Upon Termination or Upon a Change of Control. In the event that the Company terminates Mr. Kennedy's employment with the Company during 2012 other than for cause, Mr. Kennedy shall be entitled to receive an amount equal to (i) his unpaid base salary and bonus for 2012 and (ii) $750,000, such amount to be paid (net of all applicable withholdings and deductions) over a twelve-month period following the date of termination in accordance with and at such times as provided under the Company's normal payroll practices during such period. In the event that the Company experiences a change of control during 2012, Mr. Kennedy shall not be entitled to any additional compensation other than as set forth above.
During 2013 and thereafter: (i) in the event that the Company terminates Mr. Kennedy's employment other than for cause; or (ii) if 6 months after a change in control, Mr. Kennedy's employment with the Company shall be terminated by Mr. Kennedy for good reason, in each case he shall be entitled to receive an amount equal to $750,000, such amount to be paid (net of all applicable withholdings and deductions) monthly over a twelve-month period following the date of termination in accordance with and at such times as provided under the Company's normal payroll practices during such period.
There is no arrangement or understanding between Mr. Kennedy and any other person pursuant to which he was appointed as Executive Vice President, Managing Director, Chief Financial Officer and Treasurer, nor is there any family relationship between Mr. Kennedy and any of the Company's directors or other executive officers. There are no transactions since the beginning of the Company's last fiscal year, or any currently proposed transaction, in which the Company is a participant, the amount involved exceeds $120,000, and in which Mr. Kennedy had, or will have, a direct or indirect material interest.
The foregoing description of the Offer Letter is qualified in its entirety by reference to the full text of the Offer Letter, which was filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on March 15, 2012 and incorporated by reference herein.

ITEM 6. EXHIBITS.
The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column.

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
3.1	Amended and Restated Bylaws of MCG Capital Corporation.	8-K (0-33377)	April 11, 2012	3.1
10.1	Amendment No. 1 to MCG Capital Corporation 2011 Severance Pay Plan.	8-K (0-33377)	March 15, 2012	10.1
10.2	MCG Capital Corporation 2012 Annual Incentive Cash Bonus Plan.	8-K (0-33377)	March 15, 2012	10.2
10.3	Form of Restricted Stock Agreement for MCG Executive Employee (pursuant to the Third Amended and Restated 2006 Employee Restricted Stock Plan).	8-K (0-33377)	March 15, 2012	10.3
10.4	Offer Letter of Keith Kennedy dated as of January 16, 2012.	8-K (0-33377)	March 15, 2012	10.4
10.5	Letter agreement between MCG Capital Corporation and Stephen J. Bacica, dated May 3, 2012.				*
14.1	Amended and Restated Code of Business Conduct and Ethics, effective as of March 15, 2012.	8-K (0-33377)	March 15, 2012	14.1
15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*
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

MCG Capital Corporation

Date:	May 3, 2012	By:	/s/ RICHARD W. NEU
Richard W. Neu
Chief Executive Officer

Date:	May 3, 2012	By:	/s/ STEPHEN J BACICA
Stephen J. Bacica
Chief Financial Officer