Form 10-Q
period 2012-06-30
MCG CAPITAL CORP
filed 2012-07-31
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 27, 2012, there were 73,910,337 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$79,850	$58,563
Cash, securitization accounts	77,995	40,306
Cash, restricted	130,946	34,964
Investments at fair value
Non-affiliate investments (cost of $388,470 and $570,209, respectively)	368,862	570,133
Affiliate investments (cost of $25,258 and $40,858, respectively)	23,602	51,770
Control investments (cost of $262,624 and $406,151, respectively)	61,007	119,263
Total investments (cost of $676,352 and $1,017,218, respectively)	453,471	741,166
Interest receivable	3,272	4,049
Other assets	6,780	11,490
Total assets	$752,314	$890,538
Liabilities
Borrowings (maturing within one year of $90,725 and $32,983, respectively)	$339,778	$430,219
Interest payable	2,586	2,710
Dividends payable	10,469	13,092
Other liabilities	9,555	9,565
Total liabilities	362,388	455,586
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on June 30, 2012 and December 31, 2011, 74,062 issued and outstanding on June 30, 2012 and 76,997 issued and outstanding on December 31, 2011	741	770
Paid-in capital	993,950	1,009,748
Distributions in excess of earnings
Paid-in capital	(195,310)	(195,310)
Other	(186,253)	(103,912)
Net unrealized depreciation on investments	(223,202)	(276,344)
Total stockholders’ equity	389,926	434,952
Total liabilities and stockholders’ equity	$752,314	$890,538
Net asset value per common share at end of period	$5.26	$5.65

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30		June 30
(in thousands, except per share amounts)	2012	2011	2012	2011
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$13,016	$16,221	$27,373	$33,779
Affiliate investments (5% to 25% owned)	1,108	1,775	2,292	2,918
Control investments (more than 25% owned)	1,698	2,192	3,453	6,927
Total interest and dividend income	15,822	20,188	33,118	43,624
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	910	420	1,146	927
Control investments (more than 25% owned)	1,212	600	1,239	960
Total advisory fees and other income	2,122	1,020	2,385	1,887
Total revenue	17,944	21,208	35,503	45,511
Operating expense
Interest expense	4,552	3,945	9,754	7,818
Employee compensation
Salaries and benefits	2,791	2,908	6,666	6,884
Amortization of employee restricted stock awards	711	406	1,189	1,030
Total employee compensation	3,502	3,314	7,855	7,914
General and administrative expense	4,274	2,646	8,210	5,473
Restructuring expense	21	65	47	65
Total operating expense	12,349	9,970	25,866	21,270
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	5,595	11,238	9,637	24,241
Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	(3,820)	(19,652)	12,550	(47,569)
Affiliate investments (5% to 25% owned)	16,370	1	16,370	(916)
Control investments (more than 25% owned)	(96,902)	11,145	(96,894)	12,352
Total net realized loss on investments	(84,352)	(8,506)	(67,974)	(36,133)
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	(1,363)	23,195	(19,532)	54,728
Affiliate investments (5% to 25% owned)	(12,717)	(358)	(12,568)	1,089
Control investments (more than 25% owned)	86,117	(36,561)	85,271	(62,840)
Derivative and other fair value adjustments	(24)	782	(29)	764
Total net unrealized appreciation (depreciation) on investments	72,013	(12,942)	53,142	(6,259)
Net investment loss before income tax provision	(12,339)	(21,448)	(14,832)	(42,392)
Loss on extinguishment of debt before income tax provision	—	—	(174)	(863)
Income tax provision	293	8	311	19
Net loss	$(7,037)	$(10,218)	$(5,680)	$(19,033)
Loss per basic and diluted common share	$(0.09)	$(0.13)	$(0.07)	$(0.25)
Cash distributions declared per common share	$0.14	$0.17	$0.31	$0.32
Weighted-average common shares outstanding—basic and diluted	75,142	76,343	75,793	76,056

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six months ended
	June 30
(in thousands, except per share amounts)	2012	2011
Decrease in net assets from operations
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	$9,637	$24,241
Net realized (loss) gain on investments	(67,974)	(36,133)
Net unrealized appreciation (depreciation) on investments	53,142	(6,259)
Loss on extinguishment of debt before income tax provision	(174)	(863)
Income tax provision	(311)	(19)
Net loss	(5,680)	(19,033)
Distributions to stockholders
Distributions declared	(23,519)	(24,683)
Net decrease in net assets resulting from stockholder distributions	(23,519)	(24,683)
Capital share transactions
Repurchase of common stock	(16,797)	—
Amortization of restricted stock awards
Employee	1,189	1,030
Non-employee director	32	28
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(251)	(1,314)
Net forfeitures of restricted common stock	—	(11)
Net decrease in net assets resulting from capital share transactions	(15,827)	(267)
Total decrease in net assets	(45,026)	(43,983)
Net assets
Beginning of period	434,952	578,016
End of period	$389,926	$534,033
Net asset value per common share at end of period	$5.26	$6.93
Common shares outstanding at end of period	74,062	77,046

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30
(in thousands)	2012	2011
Cash flows from operating activities
Net loss	$(5,680)	$(19,033)
Adjustments to reconcile net loss to net cash provided by operating activities
Investments in portfolio companies	(14,312)	(180,294)
Principal collections related to investment repayments or sales	276,314	277,299
Decrease in interest receivable, accrued payment-in-kind interest and dividends	11,690	24,108
Amortization of restricted stock awards
Employee	1,189	1,030
Non-employee director	32	28
Decrease (increase) in cash—securitization accounts from interest collections	1,643	(2,503)
Increase in restricted cash—escrow accounts	(274)	(7,518)
Depreciation and amortization	5,023	1,765
Decrease in other assets	718	449
Decrease in other liabilities	(186)	(1,745)
Realized loss on investments	67,974	36,133
Net change in unrealized (appreciation) depreciation on investments	(53,142)	6,259
Loss on extinguishment of debt	174	863
Net cash provided by operating activities	291,163	136,841
Cash flows from financing activities
Repurchase of common stock	(16,797)	—
Payments on borrowings	(112,015)	(41,535)
Proceeds from borrowings	21,400	5,000
Increase in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	(39,332)	(48,834)
Restricted cash	(95,708)	(5,253)
Payment of financing costs	(1,031)	(1,700)
Distributions paid	(26,142)	(22,317)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(251)	(1,314)
Net forfeitures of restricted common stock	—	(11)
Net cash used in financing activities	(269,876)	(115,964)
Net increase in cash and cash equivalents	21,287	20,877
Cash and cash equivalents
Beginning balance	58,563	44,970
Ending balance	$79,850	$65,847
Supplemental disclosure of cash flow information
Interest paid	$5,400	$6,290
Income taxes (refunded) paid	38	312
Paid-in-kind interest collected	7,887	18,044
Dividend income collected	7,845	12,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
June 30, 2012 (unaudited)
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
Broadview Networks Holdings, Inc.	Communications	Series A Preferred Stock (12.0%, 87,254 shares)(6)					$81,984	$552
		Series A-1 Preferred Stock (12.0%, 100,702 shares)(6)					77,496	637
		Series B Preferred Stock (12.0%, 1,282 shares)(6)					100	8
		Class A Common Stock (4,731,031 shares)(6)					—	—
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.5%	—	4.5%	$17,574	15,138	15,334
		Subordinated Debt (Due 12/16)(7)	2.5%	—	2.5%	11,160	6,976	—
		Class B Voting Units (8.0%, 86,700 units)(6)					9,071	—
Intran Media, LLC	Other Media	Series A Preferred Units (10.0%, 36,300 units)(6)					9,095	400
Jet Plastica Investors, LLC(2)(11)	Plastic Products	Senior Debt A (Due 3/15)(1)(7)	2.5%	7.0%	9.5%	4,790	3,893	—
NPS Holding Group, LLC(2)(5)	Business Services	Senior Debt Revolver (Due 6/13)(7)	6.3%	2.5%	8.7%	3,985	2,360	4,291
		Senior Debt A1 (Due 6/13)(7)	6.3%	—	6.3%	9,157	3,470	7,291
		Senior Debt A2 (Due 6/13)(7)	6.3%	—	6.3%	2,069	1,905	32
		Senior Debt A3 (Due 6/13)(7)	6.3%	—	6.3%	15,324	6,228	229
		Series A Preferred Units (504 units)(6)					50	—
		Series B Preferred Units (5.0%, 10,731 units)(6)					10,731	—
		Common Units (36,500 units)(6)					—	—
PremierGarage Holdings, LLC(2)	Home Furnishings	Preferred LLC Units (400 units)(6)					400	—
		Common LLC Units (79,935 units)(6)					4,971	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	7,640	7,640	7,640
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,441	10,436	10,436
		Preferred LLC Interest (19.7%, 70,000 units)					10,680	14,157
Total Control investments (represents 13.5% of total investments at fair value)							262,624	61,007
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14)(1)	12.9%	—	12.9%	$7,559	$7,528	$7,528
		Subordinated Debt (Due 1/14)(1)	12.0%	4.0%	16.0%	5,755	5,734	5,734
		Series A Preferred Stock (20.0%, 49 shares)(6)					344	64
		Series B Preferred Stock (1,000 shares)(6)					—	281
		Common Stock (423 shares)(6)					524	—
		Warrants to purchase Common Stock (expire 10/16)(6)					348	—
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	8,488	7,916	7,678
		Series A Preferred Stock (10.0%, 2,313 shares)(1)(6)					2,387	2,317
		Common Stock (4,806 shares)(1)(6)					477	—
Total Affiliate investments (represents 5.2% of total investments at fair value)							25,258	23,602

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
June 30, 2012 (unaudited)
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
BarBri, Inc.	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	$6,099	$6,040	$6,061
Capstone Logistics, LLC(12)	Logistics	Senior Debt (Due 9/16)(1)	10.5%	—	10.5%	29,854	29,729	29,729
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (Due 12/15)(1)	9.5%	—	9.5%	22,253	22,060	22,171
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 6/13)(1)	8.6%	6.3%	14.9%	7,827	7,692	7,808
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 12/13)(1)(8)	6.7%	6.5%	13.2%	27,634	22,917	16,107
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (Due 12/16)(7)	7.0%	—	7.0%	600	551	597
Data Based Systems International, Inc.(14)	Business Services	Subordinated Debt (Due 8/16)(1)	10.0%	4.0%	14.0%	9,187	9,028	9,163
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	4.0%	5.3%	9.3%	25,957	25,719	25,410
Gans Communications, L.P.(2)	Cable	Senior Debt (Due 10/17)(1)	5.5%	—	5.5%	5,015	4,994	5,023
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	10.7%	4.3%	15.0%	18,268	18,004	18,004
		Series A Preferred Shares (14.0%, 5,000,000 shares)(6)					8,191	7,752
		Class C Shares (621,907 shares)(6)					529	—
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)	8.0%	—	8.0%		3,048	2,435
Goodman Global, Inc.	Manufacturing	Senior Debt (Due 10/16)(1)	5.8%	—	5.8%	5,599	5,627	5,610
Industrial Safety Technologies, LLC	Manufacturing	Senior Debt (Due 9/16)(1)	9.5%	—	9.5%	22,000	21,796	21,961
Jenzabar, Inc.(10)	Technology	Subordinated Preferred Stock (109,800 shares)					1,098	988
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(6)					2,185	3
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,664	4,608	4,594
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					1,831	1,978
		Class A Common Units (1,250,000 units)(6)					—	410
Metropolitan Telecommunications Holding Company(2)(13)	Communications	Senior Debt (Due 3/14-12/16)(1)	8.1%	—	8.1%	21,770	21,659	21,659
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	17,238	16,979	14,190
		Warrants to purchase Class A Units (expire 3/21) (1)					123	—
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (Due 12/12)(1)	12.8%	1.0%	13.8%	30,018	29,899	29,681
		Series D Preferred Units (30.0%, 2,000,000 units)(6)					2,000	3,000
		Series A Preferred Units (516,691 units)(6)					718	—
		Series B Convertible Preferred Units (165,003 units)(6)					142	148
		Class A Common Units (1,000,000 units)(6)					333	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
June 30, 2012 (unaudited)
(dollars in thousands)

			Interest Rate(9)			Principal	Cost	Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (Due 7/14)(1)	3.3%	—	3.3%	$2,808	$2,703	$2,650
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,291	9,291
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	12.0%	1.0%	13.0%	11,000	10,918	10,918
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	13,500	13,406	13,412
Scotsman Industries, Inc.	Manufacturing	Senior Debt (Due 4/16)(1)	5.8%	—	5.8%	5,132	5,131	5,093
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (Due 5/15)(1)	9.5%	—	9.5%	7,652	7,524	7,524
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	13,790	13,662	13,894
South Bay Mental Health Center, Inc	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	8,124	7,969	7,969
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(6)					4,120	419
		Class E Series II Units (276 units)(1)(6)					1,788	—
Sunshine Media Group, Inc.(2)	Publishing	Warrants to purchase Common Stock (expire 1/21)(6)					—	—
Tank Intermediate Holding Corp.(12)	Manufacturing	Senior Debt (Due 4/16)(1)	6.0%	—	6.0%	4,868	4,856	4,856
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(6)					88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	9,000	8,908	8,986
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,845	13,677	12,357
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,851	4,865	4,719
VS&A-PBI Holding LLC	Publishing	LLC Interest(6)					500	—
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,383	10,739	10,967
		Class A Membership Units (25,000 units) (1)					1	321
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(6)					324	719
Xpressdocs Holdings, Inc.	Business Services	Series A Preferred Stock (161,870 shares)(6)					500	274
Total Non-Affiliate investments (represents 81.3% of total investments at fair value)							388,470	368,862
Total Investments							$676,352	$453,471

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2011
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
Broadview Networks Holdings, Inc.	Communications	Series A Preferred Stock (12.0%, 87,254 shares)(6)					$81,984	$5,015
		Series A-1 Preferred Stock (12.0%, 100,702 shares)(6)					77,496	5,788
		Series B Preferred Stock (12.0%, 1,282 shares)(6)					100	74
		Class A Common Stock (4,731,031 shares)(6)					—	—
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.6%	—	4.6%	$19,103	16,651	17,167
		Subordinated Debt (Due 12/16)(1)(7)	2.5%	—	2.5%	10,950	6,976	—
		Class B Voting Units (8.0%, 86,700 units)(6)					9,071	—
Intran Media, LLC	Other Media	Series A Preferred Units (10.0%, 36,300 units)(6)					9,095	400
		Series B Preferred Units (10.0%, 12,700 units)(6)					3,000	—
		Series C Preferred Units (10.0%,15,000 units)(6)					1,250	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt A (Due 3/15)(1)(7)	2.6%	7.0%	9.6%	15,288	14,914	9,145
		Senior Debt B (Due 6/15)(1)(7)	2.6%	5.0%	7.6%	23,836	18,977	—
		Senior Debt C (Due 6/16)(7)	—	2.5%	2.5%	6,299	6,250	—
		Senior Debt D (Due 3/13-9/16)(7)	—	2.5%	2.5%	29,018	21,560	—
		Series B Preferred Stock (8.0%, 10,000 shares)(6)					10,000	—
		Preferred LLC Interest (8.0%, 301,595 units)(6)					34,014	—
NPS Holding Group, LLC(2)(5)	Business Services	Senior Debt Revolver (Due 6/13)(1)(7)	6.3%	2.5%	8.7%	3,909	2,360	4,116
		Senior Debt A1 (Due 6/13)(1)(7)	6.3%	—	6.3%	9,157	3,470	5,237
		Senior Debt A2 (Due 6/13)(1)(7)	6.3%	—	6.3%	2,069	1,905	32
		Senior Debt A3 (Due 6/13)(1)(7)	6.3%	—	6.3%	15,324	6,228	230
		Series A Preferred Units (504 units)(6)					50	—
		Series B Preferred Units (5.0%, 10,731 units)(6)					10,731	—
		Common Units (36,500 units)(6)					—	—
Orbitel Holdings, LLC(2)	Cable	Senior Debt (Due 2/13)(1)	10.0%	—	10.0%	18,580	18,512	18,512
		Preferred LLC Interest (10.0%, 150,000 units)(1)					17,929	19,090
PremierGarage Holdings, LLC(2)	Home Furnishings	Preferred LLC Units (400 units)(6)					400	—
		Common LLC Units (79,935 units)(6)					4,971	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	8,176	8,176	8,176
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,362	10,355	10,355
		Preferred LLC Interest (19.7%, 70,000 units)					9,726	15,926
Total Control Investments (represents 16.1% of total investments at fair value)							406,151	119,263
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14)(1)	13.4%	—	13.4%	$5,859	$5,851	$5,851
		Subordinated Debt (Due 1/14)(1)	12.0%	4.0%	16.0%	5,640	5,614	5,614
		Series A Preferred Stock (20.0%, 49 shares)					344	61
		Series B Preferred Stock (1,000 shares)(6)					—	270
		Common Stock (423 shares)(6)					524	—
		Warrants to purchase Common Stock (expire 10/16)(6)					348	—
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	8,402	7,778	7,353
		Series A Preferred Stock (10.0%, 2,313 shares)(1)					2,387	1,931
		Common Stock (4,806 shares)(1)(6)					477	—
Stratford School Holdings, Inc.(2)	Education	Senior Debt (Due 12/15)(1)	7.5%	—	7.5%	17,500	17,412	17,412
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)					123	10,191
		Warrants to purchase Common Stock (expire 5/15)(1)(6)					—	3,087
Total Affiliate Investments (represents 7.0% of total investments at fair value)							40,858	51,770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2011
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
BarBri, Inc.	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	$7,000	$6,936	$6,991
Bentley Systems, Incorporated	Information Services	Senior Debt (Due 12/16)(1)	5.8%	—	5.8%	9,900	9,810	9,810
Capstone Logistics, LLC	Logistics	Senior Debt (Due 9/16)(1)	10.5%	—	10.5%	29,957	29,816	29,816
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (Due 12/15)(1)	9.5%	—	9.5%	23,660	23,442	23,442
Coastal Sunbelt Holding, Inc.(2)	Food Services	Senior Debt (Due 8/14-12/15)(1)	9.1%	—	9.1%	19,961	19,818	19,818
		Subordinated Debt (Due 8/15)(1)	16.0%	—	16.0%	9,038	8,967	9,024
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Series A-2 Preferred Stock (12.0%, 20,000 shares)					—	441
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 6/13)(1)	8.6%	6.3%	14.9%	8,020	7,877	7,575
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 12/13)(1)(8)	5.3%	8.0%	13.3%	26,154	22,895	19,440
CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (Due 12/16)(7)	3.0%	—	3.0%	600	564	559
Data Based Systems International, Inc.	Business Services	Subordinated Debt (Due 8/16)(1)	10.0%	4.0%	14.0%	9,004	8,834	8,989
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	9.3%	—	9.3%	25,000	24,775	24,963
Focus Brands Inc.	Restaurants	Senior Debt (Due 11/16)(1)	5.3%	—	5.3%	9,354	9,355	9,296
Gans Communications, L.P.(2)	Cable	Senior Debt (Due 10/17)(1)	5.3%	—	5.3%	5,565	5,548	5,520
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	10.7%	4.3%	15.0%	17,882	17,565	17,565
		Series A Preferred Shares (14.0%, 5,000,000 shares)					8,192	7,422
		Class C Shares (621,907 shares)(6)					529	—
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)	8.0%	—	8.0%		3,053	2,207
Goodman Global, Inc.	Manufacturing	Senior Debt (Due 10/16)(1)	5.8%	—	5.8%	5,599	5,630	5,611
GSDM Holdings Corp.(2)	Healthcare	Senior Debt (Due 1/16)(1)	11.5%	6.0%	17.5%	26,777	26,536	26,536
		Series B Preferred Stock (12.5%, 852,950 shares)					5,292	8,117
Haws Corporation	Manufacturing	Senior Debt (Due 12/15)(1)	10.5%	—	10.5%	16,500	16,320	16,320
Industrial Safety Technologies, LLC	Manufacturing	Senior Debt (Due 9/16)(1)	10.0%	—	10.0%	22,000	21,772	21,772
Jenzabar, Inc.(10)	Technology	Senior Preferred Stock (11.0%, 3,750 shares)					6,844	6,844
		Subordinated Preferred Stock (109,800 shares)					1,098	988
		Warrants to purchase Common Stock (expire 4/16)(6)					422	16,858
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(6)					2,185	—
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,963	4,901	4,888
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					1,744	1,882
		Class A Common Units (1,250,000 units)(6)					—	484
Metropolitan Telecommunications Holding Company(2)	Communications	Senior Debt (Due 3/14-12/16)(1)	8.1%	—	8.1%	23,770	23,630	23,630
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	17,738	17,444	17,309
		Warrants to purchase Class A Units (expire 3/21) (1)(6)					123	523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2011
(dollars in thousands)

			Interest Rate(9)			Principal	Cost	Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (Due 12/12)(1)	12.8%	1.0%	13.8%	$29,859	$29,718	$28,791
		Series D Preferred Units (30.0%, 2,000,000 units)(6)					2,000	3,175
		Series A Preferred Units (516,691 units)(6)					718	—
		Series B Convertible Preferred Units (165,003 units)(6)					142	—
		Class A Common Units (1,000,000 units)(6)					333	—
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (Due 7/14)(1)	3.4%	—	3.4%	3,014	2,883	2,604
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (Due 4/16)(1)	8.3%	—	8.3%	4,378	4,426	3,868
Philadelphia Media Network, Inc.	Newspaper	Class A Common Stock (1,000 shares)(6)					5,070	7
Qualawash Holdings, LLC	Repair Services	Subordinated Debt (Due 1/16)(1)	11.0%	—	11.0%	20,000	19,839	19,839
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,282	9,282
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	12.0%	1.0%	13.0%	11,114	11,018	11,018
Sally Holdings LLC	Cosmetics	Senior Debt (Due 11/13)(1)	2.6%	—	2.6%	8,531	8,541	8,521
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	13,500	13,398	13,471
Scotsman Industries, Inc.	Manufacturing	Senior Debt (Due 4/16)(1)	5.8%	—	5.8%	5,309	5,309	5,256
Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt (Due 2/17)(1)	12.0%	2.3%	14.3%	12,111	12,009	12,203
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (Due 5/15)(1)	11.0%	—	11.0%	7,689	7,539	7,539
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	13,860	13,718	13,906
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(6)					4,120	281
		Class E Series II Units (276 units)(1)(6)					1,788	—
Sunshine Media Group, Inc.(2)	Publishing	Warrants to purchase Common Stock (expire 1/21)(6)					—	—
Tank Intermediate Holding Corp.	Manufacturing	Senior Debt (Due 4/16)(1)	5.0%	—	5.0%	5,506	5,421	5,448
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(6)					88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	9,500	9,395	9,464
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (Due 6/14)(1)	10.8%	—	10.8%	12,500	12,500	12,639
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,915	13,730	13,184
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,851	4,866	4,563
VS&A-PBI Holding LLC	Publishing	LLC Interest(6)					500	—
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,301	10,577	10,577
		Class A Membership Units (25,000 units) (1)(6)					1	285
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(6)					324	719
Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (Due 4/12-4/13)(1)	10.9%	0.9%	11.8%	18,734	18,539	18,733
		Series A Preferred Stock (161,870 shares)(6)					500	109
Total Non-Affiliate Investments (represents 76.9% of total investments at fair value)							570,209	570,133
Total Investments							$1,017,218	$741,166

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

(2)	Includes securities issued by one or more of the portfolio company’s affiliates.

(3)	Affiliate investments represent companies in which we own at least 5%, but not more than 25% of the portfolio company’s voting securities.

(4)	Control investments represent companies in which we own more than 25% of the portfolio company’s voting securities.

(5)	Represents a non-majority-owned control portfolio company of which we own at least 25%, but not more than 50% of the portfolio company’s voting securities.

(6)	Equity security is non-income producing at period-end.

(7)	Loan or debt security is on non-accrual status.

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

(11)
In the three months ended June 30, 2012, Jet Plastica Investors, LLC liquidated substantially all of its assets.  Including the proceeds from the liquidation, we have received $11.0 million of payments on our senior debt.  We anticipate receiving additional payments on our senior debt upon future collection of certain accounts receivable.

(12)	In July 2012, Tank Intermediate Holding Corp. senior debt was repaid in full.

(13)	In July 2012, Metropolitan Telecommunications Holding Company senior debt was repaid in full.

(14)	In July 2012, Data Based Systems International, Inc. subordinated debt was repaid in full.

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
BASIS OF PRESENTATION AND USE OF ESTIMATES
These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of June 30, 2012 through the date these financial statements were issued.

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
NOTE 2—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$337,789	50.0%	$551,402	54.2%	$328,094	72.4%	$492,488	66.4%
Subordinated debt
Secured	102,386	15.1	134,721	13.2	88,503	19.5	124,289	16.8
Unsecured	—	—	12,009	1.2	—	—	12,203	1.7
Total debt investments	440,175	65.1	698,132	68.6	416,597	91.9	628,980	84.9
Equity investments
Preferred	219,866	32.5	297,283	29.3	34,991	7.7	89,931	12.1
Common/common equivalents	16,311	2.4	21,803	2.1	1,883	0.4	22,255	3.0
Total equity investments	236,177	34.9	319,086	31.4	36,874	8.1	112,186	15.1
Total investments	$676,352	100.0%	$1,017,218	100.0%	$453,471	100.0%	$741,166	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 16.5%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of June 30, 2012, approximately 86.9% of the fair value of our loan portfolio had variable interest rates, based on a LIBOR benchmark or the prime rate, and 13.1% of the fair value of our loan portfolio had fixed interest rates. As of June 30, 2012, approximately 77.4% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index and prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
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

The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$13,963	3.17%	$13,963	2.00%	$11,843	2.84%	$9,615	1.53%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$13,963	3.17%	$13,963	2.00%	$11,843	2.84%	$9,615	1.53%
Loans on non-accrual status
0 to 90 days past due	$11,420	2.60%	$69,241	9.92%	$597	0.15%	$9,704	1.54%
Greater than 90 days past due	13,963	3.17	13,963	2.00	11,843	2.84	9,615	1.53
Total loans on non-accrual status	$25,383	5.77%	$83,204	11.92%	$12,440	2.99%	$19,319	3.07%
The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Manufacturing	$59,691	13.2%	$77,849	10.5%
Business services	59,359	13.1	78,468	10.6
Healthcare	54,947	12.1	84,660	11.4
Education	38,822	8.6	69,124	9.3
Electronics	32,829	7.2	31,966	4.3
Logistics	29,729	6.6	33,684	4.5
Publishing	26,762	5.9	31,319	4.2
Broadcasting	26,252	5.8	28,185	3.8
Insurance	25,756	5.7	24,987	3.4
Communications	22,856	5.0	34,507	4.7
Home furnishings	14,207	3.1	12,355	1.7
Information services	12,426	2.7	21,672	2.9
Restaurants	9,291	2.1	18,578	2.5
Agriculture	8,986	2.0	9,464	1.3
Auto parts	7,808	1.7	19,778	2.7
Entertainment	7,524	1.7	7,539	1.0
Cable	5,023	1.1	43,122	5.8
Consumer products	4,719	1.0	4,563	0.6
Technology	988	0.2	24,690	3.3
Plastic products	—	—	21,784	2.9
Food services	—	—	28,842	3.9
Repair services	—	—	19,839	2.7
Cosmetics	—	—	8,521	1.2
Other(a)	5,496	1.2	5,670	0.8
Total	$453,471	100.0%	$741,166	100.0%
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

Assets Measured at Fair Value on a Recurring Basis
The following table presents the assets that we report at fair value on our Consolidated Balance Sheets by fair value hierarchy:

	June 30, 2012
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
Non-affiliate investments
Senior secured debt	$73,843	$211,906	$285,749
Subordinated secured debt	—	64,655	64,655
Unsecured subordinated debt	—	—	—
Preferred equity	2,435	14,140	16,575
Common/common equivalents	—	1,883	1,883
Total non-affiliate investments	76,278	292,584	368,862
Affiliate investments
Senior secured debt	—	7,528	7,528
Subordinated secured debt	—	13,412	13,412
Preferred equity	—	2,662	2,662
Common/common equivalents	—	—	—
Total affiliate investments	—	23,602	23,602
Control investments
Senior secured debt	—	34,817	34,817
Subordinated secured debt	—	10,436	10,436
Preferred equity	—	15,754	15,754
Total control investments	—	61,007	61,007
Total assets at fair value	$76,278	$377,193	$453,471
As of June 30, 2012, we had no investments that had quoted market prices in active markets, which we would categorize as Level 1 investments under ASC 820. Cash and cash equivalents are carried at cost which approximates fair value and are Level 1 assets.
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

•
Majority-Owned Control Investments—Majority-owned control investments comprise 10.9% of our investment portfolio as of June 30, 2012. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Majority-Owned Control Investments—Non-majority-owned control investments comprise 2.6% of our investment portfolio as of June 30, 2012. For our non-majority-owned control equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority owned control debt investments, we estimate fair value using the market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Non-Control Investments—Non-control investments comprise 86.5% of our investment portfolio as of June 30, 2012. Quoted prices are not available for 80.6% of our non-control investments as of June 30, 2012. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of June 30, 2012, these securities represented 16.8% of our investment portfolio. We utilize independent pricing services with certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve-month period for 99.2% of our investment portfolio as of June 30, 2012, calculated on a fair value basis.
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
Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During each of the three and six months ended June 30, 2012 and 2011, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three-month period ended June 30, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value as of March 31, 2012
Senior secured debt	$279,913	$24,941	$65,507	$370,361
Subordinated secured debt	88,571	13,142	10,357	112,070
Unsecured subordinated debt	12,353	—	—	12,353
Preferred equity	20,709	12,671	41,988	75,368
Common/common equivalents equity	1,886	3,002	—	4,888
Total fair value as of March 31, 2012	403,432	53,756	117,852	575,040
Realized/unrealized gain (loss)
Senior secured debt	(1,237)	—	(151)	(1,388)
Subordinated secured debt	(3,410)	140	—	(3,270)
Unsecured subordinated debt	(275)	—	—	(275)
Preferred equity	420	2,806	(10,633)	(7,407)
Common/common equivalents equity	94	706	—	800
Total realized/unrealized gain (loss)	(4,408)	3,652	(10,784)	(11,540)
Issuances
Senior secured debt	2,457	87	56	2,600
Subordinated secured debt	8,581	130	79	8,790
Unsecured subordinated debt	103	—	—	103
Preferred equity	97	18	477	592
Total issuances	11,238	235	612	12,085
Settlements
Senior secured debt	(69,227)	(17,500)	(30,595)	(117,322)
Subordinated secured debt	(29,087)	—	—	(29,087)
Unsecured subordinated debt	(12,181)	—	—	(12,181)
Preferred equity	(5,195)	—	(215)	(5,410)
Common/common equivalents equity	(53)	—	—	(53)
Total settlements	(115,743)	(17,500)	(30,810)	(164,053)
Sales
Preferred equity	(1,891)	(12,833)	(15,863)	(30,587)
Common/common equivalents equity	(44)	(3,708)	—	(3,752)
Total sales	(1,935)	(16,541)	(15,863)	(34,339)
Fair value as of June 30, 2012
Senior secured debt	211,906	7,528	34,817	254,251
Subordinated secured debt	64,655	13,412	10,436	88,503
Unsecured subordinated debt	—	—	—	—
Preferred equity	14,140	2,662	15,754	32,556
Common/common equivalents equity	1,883	—	—	1,883
Total fair value as of June 30, 2012	$292,584	$23,602	$61,007	$377,193
There were no purchases of level 3 investments during the three months ended June 30, 2012.

The following table provides a reconciliation of fair value changes during the three-month period ended June 30, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value March 31, 2011
Senior secured debt	$304,712	$24,203	$92,585	$421,500
Subordinated secured debt	139,471	12,408	25,749	177,628
Unsecured subordinated debt	12,588	—	—	12,588
Preferred equity	25,354	14,402	141,340	181,096
Common/common equivalents equity	29,968	3,150	—	33,118
Total fair value March 31, 2011	512,093	54,163	259,674	825,930
Realized/unrealized gain (loss)
Senior secured debt	(2,391)	—	(2,008)	(4,399)
Subordinated secured debt	388	255	(136)	507
Unsecured subordinated debt	35	—	—	35
Preferred equity	4,889	(794)	(23,499)	(19,404)
Common/common equivalents equity	1,619	182	—	1,801
Total realized/unrealized gain (loss)	4,540	(357)	(25,643)	(21,460)
Purchases
Senior secured debt	—	—	1,863	1,863
Preferred equity	—	—	4,300	4,300
Total purchases	—	—	6,163	6,163
Issuances
Senior secured debt	34,029	3,016	7,046	44,091
Subordinated secured debt	488	166	174	828
Unsecured subordinated debt	1,730	—	—	1,730
Preferred equity	650	650	515	1,815
Common/common equivalents equity	208	—	—	208
Total issuances	37,105	3,832	7,735	48,672
Settlements
Senior secured debt	(66,169)	(2,736)	(5,784)	(74,689)
Subordinated secured debt	(30,709)	—	(15,424)	(46,133)
Preferred equity	—	(792)	(6,778)	(7,570)
Total settlements	(96,878)	(3,528)	(27,986)	(128,392)
Sales
Preferred equity	(283)	—	(29,154)	(29,437)
Common/common equivalents equity	(1,879)	—	—	(1,879)
Total sales	(2,162)	—	(29,154)	(31,316)
Fair value as of June 30, 2011
Senior secured debt	270,181	24,483	93,702	388,366
Subordinated secured debt	109,638	12,829	10,363	132,830
Unsecured subordinated debt	14,353	—	—	14,353
Preferred equity	30,610	13,466	86,724	130,800
Common/common equivalents equity	29,916	3,332	—	33,248
Total fair value as of June 30, 2011	$454,698	$54,110	$190,789	$699,597

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended June 30, 2012 and 2011.

	Three months ended June 30, 2012				Three months ended June 30, 2011
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$(1,042)	$—	$(638)	$(1,680)	$3,883	$—	$(2,008)	$1,875
Subordinated secured debt	(3,377)	140	—	(3,237)	12,416	255	—	12,671
Unsecured subordinated debt	—	—	—	—	1,474	—	1,000	2,474
Preferred equity	1,261	198	(9,587)	(8,128)	4,606	(794)	(35,552)	(31,740)
Common/common equivalents equity	3	—	—	3	92	182	—	274
Total change in unrealized appreciation (depreciation) on Level 3 investments	$(3,155)	$338	$(10,225)	$(13,042)	$22,471	$(357)	$(36,560)	$(14,446)

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2011
Senior secured debt	$297,680	$23,263	$62,615	$383,558
Subordinated secured debt	100,967	12,967	10,355	124,289
Unsecured subordinated debt	12,203	—	—	12,203
Preferred equity	28,978	12,453	46,293	87,724
Common/common equivalents equity	19,168	3,087	—	22,255
Total fair value December 31, 2011	458,996	51,770	119,263	630,029
Realized/unrealized gain (loss)
Senior secured debt	(1,661)	—	3,786	2,125
Subordinated secured debt	(3,638)	186	—	(3,452)
Unsecured subordinated debt	(194)	—	8	(186)
Preferred equity	(1,213)	2,996	(15,416)	(13,633)
Common/common equivalents equity	(397)	621	—	224
Total realized/unrealized gain (loss)	(7,103)	3,803	(11,622)	(14,922)
Issuances
Senior secured debt	3,874	3,565	91	7,530
Subordinated secured debt	8,954	259	160	9,373
Unsecured subordinated debt	172	—	—	172
Preferred equity	369	46	955	1,370
Total issuances	13,369	3,870	1,206	18,445
Settlements
Senior secured debt	(87,987)	(19,300)	(31,675)	(138,962)
Subordinated secured debt	(41,628)	—	(79)	(41,707)
Unsecured subordinated debt	(12,181)	—	(8)	(12,189)
Preferred equity	(12,103)	—	(215)	(12,318)
Common/common equivalents equity	(16,844)	—	—	(16,844)
Total settlements	(170,743)	(19,300)	(31,977)	(222,020)
Sales
Preferred equity	(1,891)	(12,833)	(15,863)	(30,587)
Common/common equivalents equity	(44)	(3,708)	—	(3,752)
Total sales	(1,935)	(16,541)	(15,863)	(34,339)
Fair value as of June 30, 2012
Senior secured debt	211,906	7,528	34,817	254,251
Subordinated secured debt	64,655	13,412	10,436	88,503
Unsecured subordinated debt	—	—	—	—
Preferred equity	14,140	2,662	15,754	32,556
Common/common equivalents equity	1,883	—	—	1,883
Total fair value as of June 30, 2012	$292,584	$23,602	$61,007	$377,193
There were no purchases of level 3 investments during the six months ended June 30, 2012.

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

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended June 30, 2012 and 2011.

	Six months ended June 30, 2012				Six months ended June 30, 2011
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$(1,466)	$—	$3,299	$1,833	$29,181	$—	$(30,191)	$(1,010)
Subordinated secured debt	(3,467)	186	—	(3,281)	14,553	178	33,783	48,514
Unsecured subordinated debt	81	—	—	81	1,679	—	1,000	2,679
Preferred equity	(372)	388	(14,370)	(14,354)	4,669	962	(67,430)	(61,799)
Common/common equivalents equity	(421)	(85)	—	(506)	4,154	(50)	—	4,104
Total change in unrealized appreciation (depreciation) on Level 3 investments	$(5,645)	$489	$(11,071)	$(16,227)	$54,236	$1,090	$(62,838)	$(7,512)
Significant Unobservable Inputs
Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with distinct contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous different inputs, including the historical and forecasted financial and operational performance of the portfolio company, projected cash flows, market multiples, comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs too numerous to list quantitatively herein.
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of June 30, 2012.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range
				Minimum	Maximum
Senior debt	$254,251	Discounted cash flow	Market interest rate	7.0%	13.0%
		Discounted cash flow	Discount rate	7.5%	7.5%
		Market comparable companies	EBITDA multiple(a)	5.0x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%
Subordinated debt	88,503	Discounted cash flow	Market interest rate	10.3%	15.5%
		Market comparable companies	EBITDA multiple(a)	6.8x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%
Preferred and common equity	34,439	Market comparable companies	EBITDA multiple(a)	4.4x	9.0x
			Discount for minority interest	—%	25.0%
		Pending transactions/Letters of intent	Discount	—%	—%
		Residual assets	Discount	—%	25.0%
	$377,193

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK
During the six months ended June 30, 2012, we had concentrations in certain industries, including the manufacturing, business services and healthcare industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the six months ended
	June 30, 2012		December 31, 2011		June 30, 2012		June 30, 2011
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Manufacturing	$59,691	13.2%	$77,849	10.5%	$3,068	8.6%	$2,140	4.7%
Business services	59,359	13.1	78,468	10.6	4,099	11.5	4,476	9.8
Healthcare	54,947	12.1	84,660	11.4	5,091	14.3	5,193	11.4
NOTE 5—BORROWINGS
As of June 30, 2012, we reported $339.8 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and amounts outstanding and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		June 30, 2012		December 31, 2011
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	20,000
Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018(a)	37,966	37,966	63,389	63,389
Series 2006-1 Class A-2 Notes	April 2018(a)	1,787	1,787	2,983	2,983
Series 2006-1 Class A-3 Notes	April 2018(a)	30,373	30,373	50,711	50,711
Series 2006-1 Class B Notes	April 2018(a)	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018(a)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(c)	April 2018(a)	45,945	28,902	46,494	29,247
Commercial Loan Funding Trust
Variable Funding Note	January 2014(d)	—	—	150,000	55,822
Private Placement Notes
Series 2007-A	October 2011	—	—	8,717	8,717
Total borrowings		$369,821	$339,778	$576,044	$430,219

(a)    Borrowings under the Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date.  The reinvestment period for this facility ended on July 20, 2011 and we will use all future principal collections from collateral in the facility to repay the securitized debt.  On July 20, 2012, we used $90.7 million of securitized cash to repay in full the Class A-1, A-2 and A-3 notes and partially repay the Class B notes.

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

(d) On May 15, 2012, this facility was repaid in full and terminated.

We estimate that the fair value of these borrowings as of June 30, 2012 was approximately $338.1 million, based on market data and current interest rates. This fair value is estimated from market quotes in an inactive market provided by an independent pricing service for $170.9 million of our borrowings (level 2) and a market-yield approach for $167.2 million (level 3) of our borrowings.
As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of June 30, 2012, our ratio of total assets to total borrowings and other senior securities was 305%.
We have funded our current secured borrowing debt facility through a bankruptcy remote, special-purpose, wholly owned subsidiary. Therefore, this subsidiary’s assets may not be available to our creditors. In some cases, advances under our secured debt facility are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. We continue to service those portfolio investments that we use as collateral in our secured borrowing facility.
The following table summarizes repayments of our borrowings based on the final legal maturity or the contractual principal collections of the outstanding loans that comprise the collateral, where applicable. Actual repayments could differ significantly due to future prepayments by our borrowers, modifications of our borrowers’ existing loan agreements, and monetizations.

(in thousands)	June 30, 2012
2012(a)	$90,725
2013	—
2014	—
2015	—
2016	—
Thereafter	249,053
Total	$339,778

(a)
Reflects repayments we are required to make in connection with principal collections from collateral loans in our Commercial Loan Trust 2006-1 including $71.3 million from our securitization cash accounts as of June 30, 2012 and $19.4 million of principal collected in July 2012.

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
To realize the full $150.0 million in borrowings for which we have received approval under this program, we have funded a total of $75.0 million to Solutions Capital. As of June 30, 2012 and December 31, 2011, Solutions Capital had borrowed $150.0 million and $128.6 million, respectively. We may use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds to provide working capital to MCG, Solutions Capital's parent company.
As of June 30, 2012 and December 31, 2011, we had $116.1 million and $182.4 million, respectively, of investments in our SBIC and we had $124.5 million and $28.8 million, respectively, of restricted cash to be used for additional investments in our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of June 30, 2012, the SBIC had borrowings outstanding as summarized in the following table:

	Amount Outstanding
(dollars in thousands)	June 30, 2012	December 31, 2011	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed
2009-10A	12,000	12,000	5.34%	Fixed
2009-10B	13,000	13,000	4.95%	Fixed
2010-10B	27,500	27,500	3.93%	Fixed
2011-10A	53,500	53,500	4.80%	Fixed
2012-10A	41,400	20,000	3.38%	Fixed
Total	$150,000	$128,600	4.33%
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
All of the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the fair value of the assets securitized under this facility as of June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
Securitized assets
Senior secured debt	$169,401	60.8%	$258,722	78.9%
Subordinated secured debt	30,651	11.0	43,640	13.3
Common Equity	419	0.2	282	0.1
Total securitized assets	200,471	72.0	302,644	92.3
Cash, securitization accounts	77,995	28.0	25,195	7.7
Total collateral	$278,466	100.0%	$327,839	100.0%
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
Commercial Loan Funding Trust
Through the MCG Commercial Loan Funding Trust, we had a warehouse financing facility funded through SunTrust Bank. On May 15, 2012, we repaid in full the remaining $34.5 million balance and terminated the facility and recognized

$0.8 million of deferred financing fees in interest expense. The SunTrust Warehouse was secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust.
In January 2012, we entered into an amendment to the SunTrust Warehouse, which, among other things, accelerated the scheduled termination date to January 17, 2012 and set the final legal maturity of this facility to January 17, 2014. In connection with the execution of the amendment, we paid an amendment fee of $0.5 million and recognized in interest expense approximately $1.5 million of accelerated deferred financing fees.
PRIVATE PLACEMENT NOTES
In October 2007, we issued $25.0 million of Series 2007-A unsecured notes with a five-year maturity. Initially, the Series 2007-A notes bore interest at a 6.71% per annum, which rate was increased in 2009 to 8.96% per annum. In January 2012, we repaid the Series 2007-A notes in full.
NOTE 6—CAPITAL STOCK
We have one class of common stock and one class of preferred stock authorized. Our board of directors is authorized to provide for the issuance of shares of preferred stock in one or more series, establish the number of shares to be included in each such series and establish the designations, voting powers, preferences and rights of the shares of each such series, and any qualifications, limitations or restrictions thereof, subject to the 1940 Act.
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended June 30, 2012, we repurchased 2,687,476 shares of our common stock at a weighted average purchase price of $4.36 per share, which was a 20.0% discount from our quarterly net asset value per share. During the six months ended June 30, 2012, we repurchased 3,867,476 shares of our common stock at a weighted average purchase price of $4.34 per share, which was a 21.2% discount from our quarterly net asset value per share.
DISTRIBUTIONS
The following table summarizes our distributions per share declared since January 1, 2011:

Date Declared	Record Date	Payment Date	Amount
July 27, 2012	August 17, 2012	August 31, 2012	$0.14
April 27, 2012	June 13, 2012	July 13, 2012	$0.14
February 24, 2012	April 13, 2012	May 15, 2012	$0.17
October 31, 2011	December 15, 2011	January 13, 2012	$0.17
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
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
During the six months ended June 30, 2012 and 2011, we issued 1,000,000 shares and 586,500 shares, respectively, of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $4.43 and $6.31, respectively.
During the six months ended June 30, 2012 and 2011, we recognized $1.2 million and $1.0 million, respectively, of compensation expense related to share-based compensation awards. As of June 30, 2012, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of June 30, 2012, we had $5.3 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to recognize these costs over the remaining weighted-average requisite service period of 3.4 years.
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
The following table summarizes the price thresholds, the cumulative percentage, number of shares and cash bonus associated with each stock price threshold set forth in the LTIP. In addition, the following table summarizes the market thresholds that were achieved and the associated stock and cash awards through June 30, 2012.

	Market Thresholds, Shares and Cash Bonus Eligible for Award under Long-Term Incentive Plan			Date Market Thresholds Achieved and Shares and Dollar Amounts Awarded
	Potential Stock Awards		Aggregate Dollar Amount for Each Share Price threshold Achieved		Number of Shares Awarded(a)
Share Price	% of Award	Number of Shares		Date Share Price Achieved		Dollar Amount Awarded(b)
$3.00	25%	216,250	$—	October 2009	216,250	$—
$4.00	25%	216,250	—	October 2009	216,250	—
$5.00	25%	216,250	1,000,000	April 2010	216,250	1,000,000
$6.00	15%	129,750	996,000	November 2010	129,750	996,000
$7.00	10%	86,500	1,006,000	March 2011	86,500	1,006,000
$8.00(c)	—%	—	2,209,000
	100%	865,000	$5,211,000		865,000	$3,002,000

(a)	As of June 30, 2012, we awarded 865,000 shares under the LTIP program, for which the forfeiture provision have lapsed on 862,917 shares and 2,083 shares were forfeited.

(b)
As of June 30, 2012, we awarded $3,002,000 of cash awards under the plan, of which $2,001,000 was paid out upon achievement of the market threshold. Cash in the amount of $180,000 was paid to LTIP participants in 2012 after satisfaction of the participants’ service requirement.

(c)
The market share price thresholds for LTIP cash awards were required to be maintained for twenty consecutive trading days prior to expiration of the LTIP, which occurred on July 22, 2012.  As of June 30, 2012, the market condition for the $8.00 tranche could not be achieved, resulting in the forfeiture of the $8.00 tranche.

We accounted for the LTIP restricted stock awards as equity awards. As of the July 23, 2009 approval date of the LTIP, we estimated the fair value of these awards was $1.9 million, and we continue to amortize this amount on a straight-line basis over the derived service period. During each of the six months ended June 30, 2012 and 2011, we recognized less than $0.1 million of compensation expense for these equity awards.
We account for the cash awards under the LTIP as liability awards. As liability awards, we are required to account for the awards based on the fair value of the award at the end of each reporting period and to recognize the expense over the then-current estimated requisite service period. During the six months ended June 30, 2012, we reversed less than $0.1 million of previously recognized compensation expense for the cash awards under the LTIP, and during the six months ended June 30, 2011, we reversed $0.2 million of previously recognized compensation expense for the cash awards under the LTIP. The market share price thresholds for LTIP cash awards were required to be maintained for twenty consecutive trading days prior to expiration of the LTIP, which occured on July 22, 2012.  As of June 30, 2012, the market condition for the $8.00 tranche could not be achieved, resulting in the forfeiture of the $8.00 tranche.
Non-Employee Director Share-Based Compensation
During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award from 100,000 to 150,000 shares. During the six months ended June 30, 2012 and 2011, we awarded 22,500 and 15,000 shares, respectively, of restricted common stock to non-employee directors. During each of the six months ended June 30, 2012 and 2011, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of June 30, 2012, we had $0.2 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 2.3 years.
SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
The following table summarizes our restricted stock award activity during the six months ended June 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2011	430,510	$6.14
Awarded	1,022,500	$4.43
Forfeiture provision satisfied	(189,060)	$5.29
Forfeited	(32,290)	$6.87
Subject to forfeiture provisions as of June 30, 2012	1,231,660	$4.78
NOTE 8—CORPORATE RESTRUCTURING AND 2011 RETENTION PLAN
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
During the six months ended June 30, 2012, we incurred $47,000 of restructuring expenses related to severance obligations, which we reported as a separate line item on our Consolidated Statements of Operations.

We included liabilities associated with our restructuring in other liabilities on our Consolidated Balance Sheets. The following table summarizes changes in the balance of our restructuring liabilities from January 1, 2012 through June 30, 2012:

(in thousands)	Severance Benefits(a)	Other	Total
Balance as of December 31, 2011	$2,472	$54	$2,526
Additions	—	—	—
Accretion	43	—	43
Cash payments	(1,371)	(16)	(1,387)
Balance as of June 30, 2012	$1,144	$38	$1,182
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
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax bases of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the six months ended June 30, 2012, we incurred a $0.3 million income tax provision, which was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries. During the six months ended June 30, 2011, we incurred less than a $0.1 million income tax provision.
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
From December 2001 through June 30, 2012, we declared distributions per share of $13.12. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.
We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of June 30, 2012, 100% would be a return of capital. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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

NOTE 10—LOSS PER SHARE
The following table sets forth the computation of basic and diluted income (loss) per common share for the three and six months ended June 30, 2012 and 2011:

(dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share
Net loss	$(7,037)	$(10,218)	$(5,680)	$(19,033)
Less: Dividends declared—common and restricted shares	(10,469)	(13,101)	(23,519)	(24,683)
Undistributed loss	(17,506)	(23,319)	(29,199)	(43,716)
Percentage allocated to common shares(a)	100.0%	100.0%	100.0%	100.0%
Undistributed earnings—common shares	(17,506)	(23,319)	(29,199)	(43,716)
Add: Dividends declared—common shares	10,469	13,101	23,519	24,683
Numerator for common shares outstanding excluding participating shares	(7,037)	(10,218)	(5,680)	(19,033)
Numerator for participating unvested shares only	—	—	—	—
Numerator for basic and diluted earnings per share—total	$(7,037)	$(10,218)	$(5,680)	$(19,033)
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	75,142	76,343	75,793	76,056
Participating unvested shares(b)	—	—	—	—
Basic and diluted weighted-average common shares outstanding—total(b)	75,142	76,343	75,793	76,056
Loss per share—basic and diluted
Excluding participating unvested shares	$(0.09)	$(0.13)	$(0.07)	$(0.25)
Including participating unvested shares	$(0.09)	$(0.13)	$(0.07)	$(0.25)
(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	75,142	76,343	75,793	76,056
Weighted-average restricted shares	—	—	—	—
Total basic and diluted weighted-average common shares	75,142	76,343	75,793	76,056
Percentage allocated to common shares	100.0%	100.0%	100.0%	100.0%
(b)    For the three and six months ended June 30, 2012 and 2011, we excluded 1,259; 718; 933 and 901, of weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of June 30, 2012 and December 31, 2011, we had $10.8 million and $22.6 million, respectively, of outstanding unused loan commitments. We estimate that as of each of June 30, 2012 and December 31, 2011, the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of June 30, 2012 and December 31, 2011, we had no outstanding guarantees or standby letters of credit.
LEASE OBLIGATIONS
We lease our headquarters and certain other facilities and equipment under non-cancelable operating and capital leases which expire through 2013. We have sublet certain of our facilities to third parties. Certain facility leases contain provisions for rental options and rent escalations based on scheduled increases, as well as increases resulting from a rise in certain costs incurred by the lessor. As of June 30, 2012, our obligation for the remaining terms of these leases was $1.5 million, substantially all of which will be payable during the twelve months ending June 30, 2013.

NOTE 12—FINANCIAL HIGHLIGHTS
The following schedule summarizes our financial highlights for the six months ended June 30, 2012 and 2011:

	Six months ended
(in thousands, except per share amounts)	June 30
	2012	2011
Per share data
Net asset value at beginning of period(a)	$5.65	$7.54
Net income (loss)(b)
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	0.13	0.32
Net unrealized appreciation (depreciation) on investments	0.70	(0.08)
Net realized (loss) gain on investments	(0.90)	(0.48)
Loss on extinguishment of debt before income tax provision	—	(0.01)
Net loss	(0.07)	(0.25)
Net decrease in net assets resulting from distributions	(0.31)	(0.32)
Net decrease in net assets relating to stock-based transactions
Issuance of shares of restricted common stock(c)	(0.07)	(0.05)
Repurchase of common stock	0.04	—
Net increase in stockholders’ equity from restricted stock amortization	0.02	0.01
Net decrease in net assets relating to share issuances	(0.01)	(0.04)
Net asset value at end of period(a)	5.26	6.93
Market price per share
Beginning of period	$3.99	$6.97
End of period	$4.58	$6.08
Total Return(d)	23.31%	-8.61%
Shares of Common Stock Outstanding(d)
Weighted-average—basic and diluted	75,793	76,056
End of period	74,062	77,046
Net assets
Average (annualized)	$419,052	$559,231
End of period	$389,926	$534,033
Ratios (annualized)
Operating expenses to average net assets	12.41%	7.67%
Net operating income to average net assets	4.62%	8.74%
General and administrative expense to average net assets	3.94%	2.00%
Return on average equity	-2.73%	-6.86%
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
MCG Capital Corporation
We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of June 30, 2012, and the related consolidated statements of operations, for the three- and six- month periods ended June 30, 2012 and 2011, and the consolidated statements of changes in net assets, cash flows and financial highlights for the six- month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of MCG Capital Corporation’s management.
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
July 31, 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our use of independent valuation firms to provide additional support for our internal analyses; our expectations regarding the full use before expiration of certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments; projected future annual base compensation and benefits levels and annual non-compensation cost structure amounts; expected levels of transition plan costs during 2012; forecasted 2012 and 2013 per share net operating income amounts, which may not be realized; the consummation by Broadview Networks Holdings of its proposed plan of reorganization; the limitation of future investing activities principally to debt investments; our level of investments in control companies beyond those that are currently in our portfolio; our decisions to make dividend distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio; our intentions to purchase debt for cash in open market purchases and/or privately-negotiated transactions; the sufficiency of liquidity to meet 2012 operating requirements, as well as new origination opportunities and potential dividend distributions during the upcoming year; our expectations regarding a second SBIC license; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.
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
We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As a BDC we must meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and meeting a 200% asset coverage ratio of total net assets to total senior securities, excluding SBIC debt.
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
RECENT DEVELOPMENTS
We continue to execute on our strategic plan to return the Company to its roots as a leading middle-market lender. We continue to simplify our capital structure, redeploy unencumbered cash into yield-oriented investments, repay debt and return equity to our stockholders. We are also re-sizing the business to operate more efficiently. The following significant developments occurred during the three months ended June 30, 2012:

•
Equity Monetizations - For the three and six month period ended June 30, 2012, we received $40.1 million and $64.1 million,respectively, in proceeds from the sale of equity investments, principally the sale of Orbitel Holdings, LLC, Stratford School Holdings, Inc., GSDM Holdings, LLC and Jenzabar, Inc.

•
Loan Monetizations and Fundings - For the three and six month periods ended June 30, 2012, we received $172.6 million and $227.9 million, respectively, in loan payoffs and amortization payments. During the three months ended June 30, 2012, eight borrowers repaid $145.1 million in principal at or above par and we funded $2.5 million in loan advances and draws to existing borrowers. For the three and six month period ended June 30, 2012, we originated and advanced $11.5 million and $17.7 million, respectively, to portfolio companies.

•
Open-Market Purchases of Our Stock - In the second quarter of 2012, we repurchased and retired 2,687,476 shares of our common stock at a total cost of $11.7 million, or an average of $4.36 per share. We acquired these shares from sellers in open market transactions. We retire these shares upon settlement, thereby reducing the number of shares issued and outstanding.

•
Operational Realignment - Executing on our transition plan, during the second quarter of 2012 we reduced our headcount by an additional three positions. In the second quarter, we accrued $1.8 million in severance-related expenses and we anticipate accruing an additional $0.1 million in severance-related expenses over the remainder of 2012 in regard to terminated employees with remaining service periods. As of July 15, 2012, we have 24 full-time employees.

•
Liquidity and De-Leveraging Events - On May 15, 2012, we paid off our SunTrust Warehouse facility. For the six months ended June 30, 2012, our asset coverage ratio improved from 244% at December 31, 2011 to 305% at June 30, 2012.

OUTLOOK
As previously discussed, based on the successful execution of our strategic plan, we continue to target future annual base compensation and benefits levels of approximately $4.0 million to $5.0 million beginning in 2013. In addition, we are lowering our projected embedded annual non-compensation cost structure to approximately $5.0 million to $6.0 million from our previous projection of approximately $5.5 million to $6.5 million.
Consistent with our previous 2012 guidance, we expect to incur costs associated with our transition plan of approximately $0.10 per share to $0.15 per share, primarily attributable to severance costs and the related acceleration of restricted stock for terminated employees, the amendment and pay-off of our SunTrust Warehouse financing facility and employee compensation, primarily in the form of retention and inducement payments.
During the three months ended June 30, 2012, we incurred costs associated with our transition plan of $3.1 million or $0.04 per share, consisting of $0.8 million in accelerated deferred financing fees and other costs associated with the payoff of our SunTrust Warehouse financing facility that we recorded as interest expense, $0.3 million in retention and inducement payments that we recorded as salaries and benefits, $0.2 million in amortization expenses associated with the elimination of positions that we recorded as amortization of employee restricted stock awards, and $1.8 million in severance related expenses that we recorded as general and administrative expense. For the six months ended June 30, 2012, we incurred $6.8 million, or $0.09 per share, of costs associated with our transition plan.
Given the accelerated level of monetizations and payoffs experienced through the first six months of 2012, together with the slower than anticipated pace of new originations, we are presently carrying liquidity levels substantially higher than previously forecasted. We remain committed to making disciplined investments at appropriate risk-adjusted yields. Absent a significant pickup in liquidity redeployment opportunities or an increase in leverage from a second SBIC license or other sources, we would anticipate 2013 NOI levels of $0.45 to $0.55 per share, a reduction from the previous forecast of $0.50 to $0.60 per share.
ACCESS TO CAPITAL AND LIQUIDITY
At June 30, 2012, we had $79.9 million of cash and cash equivalents available for general corporate purposes, as well as $124.5 million of cash in restricted accounts related to our SBIC that we could use to fund new investments in the SBIC and $6.5 million of restricted cash held in escrow. In addition, we had $78.0 million of cash in securitization accounts, that may only be used to make interest and principal payments on our securitized borrowings or distributions to MCG in accordance with the indenture agreement.
At June 30, 2012, cash in securitization accounts included $71.3 million in the principal collections account of our Commercial Loan Trust 2006-1. In July 2012, we used $90.7 million of securitized cash, including $19.4 million collected in July 2012, to repay borrowings of our Commercial Loan Trust 2006-1. The reinvestment period for this facility ended on July 20, 2011 and all subsequent principal collections received have been, and will be, used to repay the securitized debt.
At June 30, 2012, $150.0 million of SBA borrowings were outstanding, the maximum available under our current SBIC license.
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of June 30, 2012, the fair value of our investment portfolio was $453.5 million, which represents a $287.7 million, or 38.8%, decrease from the $741.2 million fair value as of December 31, 2011. The following sections describe the composition of our investment portfolio as of June 30, 2012 and describe key changes in our portfolio during the six months ended June 30, 2012.
Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$328,094	72.4%	$492,488	66.4%
Subordinated debt
Secured	88,503	19.5	124,289	16.8
Unsecured	—	—	12,203	1.7
Total debt investments	416,597	91.9	628,980	84.9
Equity investments
Preferred equity	34,991	7.7	89,931	12.1
Common/common equivalents equity	1,883	0.4	22,255	3.0
Total equity investments	36,874	8.1	112,186	15.1
Total investments	$453,471	100.0%	$741,166	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 16.5%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of June 30, 2012, approximately 86.9% of the fair value of our loan portfolio had variable interest rates, based on a LIBOR benchmark or the prime rate, and 13.1% of the fair value of our loan portfolio had fixed interest rates. As of June 30, 2012, approximately 77.4% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR based index and prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Manufacturing	$59,691	13.2%	$77,849	10.5%
Business services	59,359	13.1	78,468	10.6
Healthcare	54,947	12.1	84,660	11.4
Education	38,822	8.6	69,124	9.3
Electronics	32,829	7.2	31,966	4.3
Logistics	29,729	6.6	33,684	4.5
Publishing	26,762	5.9	31,319	4.2
Broadcasting	26,252	5.8	28,185	3.8
Insurance	25,756	5.7	24,987	3.4
Communications	22,856	5.0	34,507	4.7
Home furnishings	14,207	3.1	12,355	1.7
Information services	12,426	2.7	21,672	2.9
Restaurants	9,291	2.1	18,578	2.5
Agriculture	8,986	2.0	9,464	1.3
Auto parts	7,808	1.7	19,778	2.7
Entertainment	7,524	1.7	7,539	1.0
Cable	5,023	1.1	43,122	5.8
Consumer products	4,719	1.0	4,563	0.6
Technology	988	0.2	24,690	3.3
Plastic products	—	—	21,784	2.9
Food services	—	—	28,842	3.9
Repair services	—	—	19,839	2.7
Cosmetics	—	—	8,521	1.2
Other(a)	5,496	1.2	5,670	0.8
Total	$453,471	100.0%	$741,166	100.0%
______________________ (a) No individual industry within this category exceeds 1%.
As of June 30, 2012, our ten largest portfolio companies represented approximately 53.6% of the total fair value of our investments. These ten companies accounted for 36.5% of our total revenue during the six months ended June 30, 2012.
During the six months ended June 30, 2012, we had concentrations in certain industries, including the manufacturing, business services and healthcare industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the six months ended
	June 30, 2012		December 31, 2011		June 30, 2012		June 30, 2011
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Manufacturing	$59,691	13.2%	$77,849	10.5%	$3,068	8.6%	$2,140	4.7%
Business services	59,359	13.1	78,468	10.6	4,099	11.5	4,476	9.8
Healthcare	54,947	12.1	84,660	11.4	5,091	14.3	5,193	11.4

Changes in Investment Portfolio
During the six months ended June 30, 2012, we completed $17.7 million of originations and advances including $4.8 million of advances to three existing portfolio companies, compared to $202.9 million of originations and advances during the six months ended June 30, 2011. The following table summarizes our total portfolio investment activity during the six months ended June 30, 2012 and 2011:

	Six months ended
(in thousands)	June 30
	2012	2011
Beginning investment portfolio	$741,166	$1,009,705
Originations and advances	17,723	202,858
Gross payments, reductions and sales of securities	(292,046)	(307,396)
Net gain (loss)	(67,974)	(35,546)
Unrealized (depreciation)	(16,306)	(38,742)
Reversals of unrealized (appreciation) depreciation	69,477	31,719
Origination fees and amortization of unearned income	1,431	(13,497)
Ending investment portfolio	$453,471	$849,101
Originations and Advances
The following table shows our originations and advances during the six months ended June 30, 2012 and 2011 by security type:

	Six months ended June 30,
	2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$6,539	36.9%	$160,940	79.3%
Subordinated debt
Secured	9,141	51.6	30,703	15.1
Unsecured	70	0.4	1,814	0.9
Total debt investments	15,750	88.9	193,457	95.3
Equity investments
Preferred equity	1,973	11.1	9,217	4.6
Common/common equivalents equity	—	—	184	0.1
Total equity investments	1,973	11.1	9,401	4.7
Total originations and advances	$17,723	100.0%	$202,858	100.0%
The following table shows our significant originations and advances:

(in thousands)	Six months ended
	June 30, 2012
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
South Bay Mental Health Center, Inc.	$8,079	$—	$45	$8,124
Advanced Sleep Concepts, Inc.	—	3,500	115	3,615
Education Management, Inc.	—	1,000	332	1,332
Other (< $1 million)	—	300	2,379	2,679
Total debt	8,079	4,800	2,871	15,750
Equity (< $1 million)	—	—	1,973	1,973
Total originations and advances	$8,079	$4,800	$4,844	$17,723

Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the six months ended June 30, 2012 and 2011 by security type:

	Six months ended June 30,
	2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments

Senior secured debt	$174,041	59.6%	$166,020	54.0%
Subordinated debt
Secured	41,707	14.2	83,494	27.1
Unsecured	12,189	4.2	228	0.1
Total debt investments	227,937	78.0	249,742	81.2
Equity investments
Preferred equity	43,512	14.9	55,530	18.1
Common/common equivalents equity	20,597	7.1	2,124	0.7
Total equity investments	64,109	22.0	57,654	18.8
Total gross payments, reductions and sales of securities	$292,046	100.0%	$307,396	100.0%
During the six months ended June 30, 2012 and 2011, our gross payments, reductions and sales of securities by transaction type included:

	Six months ended June 30,
(in thousands)	2012	2011
Principal repayments, reductions and loan sales	$197,171	$214,896
Sale of equity investments	56,264	45,600
Scheduled principal amortization	22,879	16,803
Collection of accrued paid-in-kind interest and dividends	15,732	30,097
Total gross payments, reductions and sales of securities	$292,046	$307,396

As shown in the following table, during the six months ended June 30, 2012, we monetized all, or part of, 16 portfolio investments with proceeds totaling $264.7 million:

	Six months ended
	June 30, 2012
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
GSDM Holdings, Corp.	$25,552	$6,105	$2,745	$34,402
Stratford School Holdings, Inc.	17,500	16,370	171	34,041
Orbitel Holdings, LLC	17,775	12,934	2,929	33,638
Coastal Sunbelt Holding, Inc.	27,411	—	1,288	28,699
Jenzabar, Inc.	—	20,542	3,158	23,700
Qualawash Holdings, LLC	20,000	—	—	20,000
Xpressdocs Holdings, Inc.	17,855	—	707	18,562
Haws Corporation	16,500	—	—	16,500
The Matrixx Group, Incorporated	12,500	—	—	12,500
Service Champ, Inc.	11,693	—	488	12,181
Bentley Systems, Incorporated	9,900	—	—	9,900
Focus Brands, Inc.	9,235	—	—	9,235
Sally Holdings LLC	7,307	—	—	7,307
Ozburn-Hessey Holding Company LLC	3,943	—	—	3,943
Coastal Sunbelt Real Estate, Inc.	—	53	—	53
Philadelphia Media Network, Inc.	—	44	—	44
Total monetizations	197,171	56,048	11,486	264,705
Other scheduled payments	22,879	216	4,246	27,341
Total gross payments, sales and other reductions of investment portfolio	$220,050	$56,264	$15,732	$292,046
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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$124,760	27.5%	$283,755	38.3%
2	160,785	35.5	290,583	39.2
3	161,984	35.7	142,639	19.2
4	2,780	0.6	11,683	1.6
5	3,162	0.7	12,506	1.7
Total	$453,471	100.0%	$741,166	100.0%
_________________________

(a)	As of June 30, 2012 and December 31, 2011, Investment Rating “1” included $47.0 million and $109.1 million, respectively, of loans to companies in which we also hold equity securities.
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
The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$13,963	3.17%	$13,963	2.00%	$11,843	2.84%	$9,615	1.53%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$13,963	3.17%	$13,963	2.00%	$11,843	2.84%	$9,615	1.53%
Loans on non-accrual status
0 to 90 days past due	$11,420	2.60%	$69,241	9.92%	$597	0.15%	$9,704	1.54%
Greater than 90 days past due	13,963	3.17	13,963	2.00	11,843	2.84	9,615	1.53
Total loans on non-accrual status	$25,383	5.77%	$83,204	11.92%	$12,440	2.99%	$19,319	3.07%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2011 through June 30, 2012:

	Six months ended
	June 30, 2012
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2011	$83,204	$19,319
Payments received on loans on non-accrual status	(10,872)	(10,872)
Change in unrealized gain (loss) on non-accrual loans	—	3,668
Reversal of previously recognized unrealized loss on non-accrual loans(a)	—	47,274
Realized loss on non-accrual loans(a)	(46,949)	(46,949)
Total change in non-accrual loans	(57,821)	(6,879)
Non-accrual loan balance as of June 30, 2012	$25,383	$12,440
_________________________

(a)	Represents the reversal of previously recognized unrealized loss and recognition of realized loss on non-accrual loans attributed to Jet Plastica Investors, LLC.

Results of Operations
The following section compares our results of operations for the three months ended June 30, 2012 to the three months ended June 30, 2011.
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
The following table summarizes the components of our net loss for the three months ended June 30, 2012 and 2011:

	Three months ended
	June 30, 2012		Variance
(dollars in thousands)	2012	2011	$	Percentage
Revenue
Interest and dividend income
Interest income	$13,826	$17,153	$(3,327)	(19.4)%
Dividend income	896	2,116	(1,220)	(57.7)
Loan fees	1,100	919	181	19.7
Total interest and dividend income	15,822	20,188	(4,366)	(21.6)
Advisory fees and other income	2,122	1,020	1,102	108.0
Total revenue	17,944	21,208	(3,264)	(15.4)
Operating expenses
Interest expense	4,552	3,945	607	15.4
Employee compensation
Salaries and benefits	2,791	2,908	(117)	(4.0)
Amortization of employee restricted stock	711	406	305	75.1
Total employee compensation	3,502	3,314	188	5.7
General and administrative expense	4,274	2,646	1,628	61.5
Restructuring expense	21	65	(44)	(67.7)
Total operating expense	12,349	9,970	2,379	23.9
Net operating income before net investment loss and income tax provision	5,595	11,238	(5,643)	(50.2)
Net investment loss before income tax provision	(12,339)	(21,448)	9,109	(42.5)
Income tax provision	293	8	285	NM
Net loss	$(7,037)	$(10,218)	$3,181	(31.1)
NM=Not Meaningful

TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended June 30, 2012 from the three months ended June 30, 2011.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended June 30, 2012, the total yield on our average debt portfolio at fair value was 11.5% compared to 10.4% during the three months ended June 30, 2011. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.
The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended June 30, 2012 and 2011:

	Three months ended
	June 30, 2012
	2012	2011
Average 90-day LIBOR	0.5%	0.3%
Spread to average LIBOR on average loan portfolio	10.7	10.7
Impact of fee accelerations of unearned fees on paid/restructured loans	0.6	0.2
Impact of non-accrual loans	(0.3)	(0.8)
Total yield on average loan portfolio	11.5%	10.4%
During the three months ended June 30, 2012, interest income was $13.8 million, compared to $17.2 million during the three months ended June 30, 2011, which represented a $3.3 million, or 19.4%, decrease. This decrease reflected a $4.7 million decrease resulting from a 25.5% decrease in our average loan balance and a $0.3 million decrease resulting from the net impact of loans that were on non-accrual status during the three months ended June 30, 2012 that were accruing interest during the three months ended June 30, 2011. These decreases were partially offset by a $1.7 million increase in interest income resulting from a 0.8% increase in our net spread to LIBOR and a $0.4 million increase in interest income related to the change in LIBOR.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. PIK may be prepaid by either contract or the portfolio company’s choice, but generally is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended June 30, 2012 and 2011, at cost:

	Three months ended,
	June 30,
(in thousands)	2012	2011
Beginning PIK loan balance	$16,656	$26,162
PIK interest earned during the period	1,535	1,658
Payments received from PIK loans	(7,554)	(12,264)
Realized loss	(5,012)	(277)
Ending PIK loan balance	$5,625	$15,279
As of June 30, 2012 and 2011, we were not accruing interest on $1.0 million and $6.2 million, respectively, of the PIK loans, at cost, shown in the preceding table. During the three months ended June 30, 2012, we received payments on PIK loans from eight investments, including $2.9 million from Jet Plastica Investors, LLC, $1.8 million from GSDM Holdings Corp. and $1.3 million from Coastal Sunbelt Holding, Inc. The payments received from PIK loans during the three months ended June 30, 2011, included $8.2 million and $2.4 million of PIK collected in conjunction with the respective sales of our investments in Restaurant Technologies, Inc. and Avenue Broadband LLC, as well as PIK collected from six other portfolio investments.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During the three months ended June 30, 2012 and 2011, we recognized dividend income of $0.9 million and $2.1 million, respectively. In addition, during the three months ended June 30, 2012 and 2011, we received payments on accrued dividends of $4.4 million and $7.9 million, respectively.
ADVISORY FEES AND OTHER INCOME
Advisory fees and other income primarily include fees related to prepayment fees, advisory and management services, equity structuring fees, syndication fees, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended June 30, 2012, we earned $2.1 million of advisory fees and other income, which represented a $1.1 million, or 108.0%, increase from the three months ended June 30, 2011. This increase was attributable primarily to an increase in prepayment penalties of $1.9 million related to four investment repayments in the second quarter of 2012 offset by a decrease of $0.8 million in advisory fees due to our lower investment activity in the second quarter of 2012 compared to the second quarter of 2011.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the three months ended June 30, 2012, we incurred $4.6 million of interest expense, which represented a $0.6 million, or 15.4%, increase from the same period in 2011. Interest expense for the three months ended June 30, 2012 increased $1.4 million related to increased amortization of debt issuance costs, including $0.8 million of accelerated deferred financing fees related to the repayment in full of our SunTrust Warehouse financing facility and $0.3 million of accelerated deferred financing fees related to prepayments of collateral in our Commercial Loan Trust 2006-1 facility. Interest expense also increased $0.3 million due to an increase in the average LIBOR rate by 0.20% during the second quarter of 2012. These increases were partially offset by a $1.1 million decrease in interest expense due to a lower average borrowing balance in the first quarter of 2012.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended June 30, 2012, our employee compensation expense was $3.5 million, which represented a $0.2 million, or 5.7%, increase from the same period in 2011. Our salaries and benefits decreased by $0.1 million, or 4.0%, due to a $1.2 million decrease in salaries and benefits primarily resulting from a 42% reduction in our workforce that occurred as part of the corporate restructuring that we implemented during 2011 offset by an increase in incentive compensation of $1.1 million primarily resulting from incentive and inducement bonuses paid in the second quarter of 2012.
During the three months ended June 30, 2012, we recognized $0.7 million of compensation expense related to restricted stock awards, compared to $0.4 million for the three months ended June 30, 2011, which represented a $0.3 million, or 75.1%, increase. The amortization of restricted stock awards during the three months ended June 30, 2012 included accelerated amortization of $0.2 million related to employees who were terminated during 2012.
GENERAL AND ADMINISTRATIVE
During the three months ended June 30, 2012, general and administrative expense was $4.3 million, which represented a $1.6 million, or 61.5%, increase compared to the same period in 2011. General and administrative expense for second quarter of 2012 included $1.8 million in severance-related expenses.
NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION
During the three months ended June 30, 2012, we incurred $12.3 million of net investment losses before income tax provision, compared to $21.4 million during the same period in 2011. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2012:

		Three months ended June 30, 2012
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(8,917)	$—	$(8,917)
Cruz Bay Publishing, Inc.	Publishing	Non-Affiliate	—	(3,355)	—	(3,355)
Miles Media Group, LLC	Business Services	Non-Affiliate	—	(1,602)	—	(1,602)
Jet Plastica Investors, LLC	Plastic Products	Control	(90,802)	(1,786)	91,288	(1,300)
Orbitel Holdings, LLC	Cable	Control	(2,066)	—	805	(1,261)
GSDM Holdings, LLC	Healthcare	Non-Affiliate	1,576	—	(1,976)	(400)
Intran Media, LLC	Other Media	Control	(4,250)	—	4,250	—
Stratford School Holdings, Inc.	Education	Affiliate	16,370	—	(13,056)	3,314
NPS Holding Group, LLC	Business Services	Control	—	1,330	—	1,330
NDSSI Holdings, LLC	Electronics	Non-Affiliate	—	1,002	—	1,002
Philadelphia Media Network, Inc.	Newspaper	Non-Affiliate	(5,027)	—	5,064	37
Other (< $1 million net gain (loss))			(153)	(651)	(383)	(1,187)
Total			$(84,352)	$(13,979)	$85,992	$(12,339)

•
In July 2012, Broadview agreed with certain of its noteholders and equityholders to solicit consents to file a pre-packaged chapter 11 plan of reorganization. The holders of approximately 70% of Broadview’s outstanding preferred stock, including MCG, and approximately 66 2/3% of Broadview's $300 million 11 3/8% senior secured notes due in September 2012 have consented to vote for the plan, subject to the satisfaction of certain terms and conditions, which percentages would be sufficient to approve the plan. The plan provides that upon effectiveness of the plan, Broadview's existing noteholders will exchange their notes for new Broadview common stock representing 97.5% of the common stock of the reorganized company and $150 million in principal amount of new 10 1/2 % senior secured notes due in July 2017, and existing stockholders, including MCG, will each receive a pro rata share of the remaining 2.5% of the common stock of the reorganized company and two tranches of eight-year warrants with exercise prices set at equity values that imply full recovery for existing noteholders. As of June 30, 2012, our fair value estimate of our investment in Broadview reflects this potential restructuring if consummated on the contemplated terms.

•
In April 2012, Jet Plastica Investors, LLC liquidated substantially all of its assets.  Including the proceeds from the liquidation, we received $11.0 million in payments on our senior debt and anticipate receiving additional payments on our senior debt upon future collection of certain accounts receivable, resulting in a $90.8 million realized loss and a $91.3 million reversal of unrealized depreciation in the second quarter of 2012.

•
In the second quarter of 2012, we received $34.0 million for the repayment of our debt and the sale of our equity investment in Stratford School Holdings, Inc., which resulted in a $16.4 million realized gain and a reversal of previously unrealized appreciation of $13.1 million.

•
We also received $35.3 million for the repayment of our debt and the sale of our equity investment in Orbitel Holdings, LLC, which resulted in a $2.1 million realized loss and a reversal of previously unrealized depreciation of $0.8 million.

•	We received $34.7 million for the repayment of our debt and the sale of our equity investment in GSDM

Holdings, LLC, which resulted in a $1.6 million realized gain and a reversal of previously unrealized appreciation of $2.0 million.

•
We also received $44,000 for our equity investment in Philadelphia Media Network, Inc. and wrote off part of our equity investment in Intran Media, LLC which resulted in realized losses and reversals of previously unrealized depreciation on those investments.

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

		Three months ended June 30, 2011
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
A summary of the reasons for significant changes in realized and unrealized (loss) and gain on investments and changes in unrealized appreciation and depreciation on investments for the three months ended June 30, 2011, are summarized below:

•
During the quarter ended June 30, 2011, we recorded a $24.8 million decrease in the fair value of our investment in Broadview, our single largest portfolio investment at the time. On June 21, 2011, Broadview withdrew its tender offer for $300 million of its 113/8% Senior Secured Notes, due in 2012, following Broadview's review of market conditions. Due to these uncertain market conditions, we changed the methodology by which we valued Broadview to a trailing EBITDA basis as opposed to our prior methodology under which we valued our investment on a projected forward EBITDA basis and new owner cash flows.

•	We also recorded unrealized depreciation on our investments in PremierGarage Holdings, LLC and Intran Media, LLC to reflect our portion of the estimated liquidation value of these portfolio companies.

•
We also recorded unrealized depreciation on our investment in Jet Plastica Investors, LLC to reflect an incremental investment in this portfolio company during the quarter ended June 30, 2011, that we subsequently wrote down to zero.

•
We received payments of $4.1 million in satisfaction of our $11.8 million debt investment in VOX Communications Group Holdings, LLC and wrote off our remaining investment in that portfolio company. As a result of that transaction, we reversed $5.6 million of previously unrealized depreciation and realized a $7.7 million loss.

•
We wrote off our remaining subordinated debt investment in Active Brands International, Inc. resulting in the reversal of $12.1 million of previously unrealized depreciation and the realization of a $12.1 million loss.

•	We sold our investment in Avenue Broadband LLC resulting in the reversal of $11.9 million of previously unrealized appreciation and the realization of an $11.9 million gain.
INCOME TAX PROVISION
During the three months ended June 30, 2012, we incurred a $293,000 income tax provision compared to an $8,000 income tax provision during the three months ended June 30, 2011. The income tax provision for both periods was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
The following table summarizes the components of our net income (loss) for the six months ended June 30, 2012 and 2011:

	Six months ended
	June 30, 2012		Variance
(dollars in thousands)	2012	2011	$	Percentage
Revenue
Interest and dividend income
Interest income	$29,422	$37,311	$(7,889)	(21.1)%
Dividend income	1,974	4,613	(2,639)	(57.2)
Loan fees	1,722	1,700	22	1.3
Total interest and dividend income	33,118	43,624	(10,506)	(24.1)
Advisory fees and other income	2,385	1,887	498	26.4
Total revenue	35,503	45,511	(10,008)	(22.0)
Operating expenses
Interest expense	9,754	7,818	1,936	24.8
Employee compensation
Salaries and benefits	6,666	6,884	(218)	(3.2)
Amortization of employee restricted stock	1,189	1,030	159	15.4
Total employee compensation	7,855	7,914	(59)	(0.7)
General and administrative expense	8,210	5,473	2,737	50.0
Restructuring expense	47	65	(18)	(27.7)
Total operating expense	25,866	21,270	4,596	21.6
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	9,637	24,241	(14,604)	(60.2)
Net investment loss before income tax provision	(14,832)	(42,392)	27,560	(65.0)
Loss on extinguishment of debt before income tax provision	(174)	(863)	689	(79.8)
Income tax provision	311	19	292	NM
Net loss	$(5,680)	$(19,033)	$13,353	(70.2)
NM=Not Meaningful

TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the six months ended June 30, 2012 from the six months ended June 30, 2011.

INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the six months ended June 30, 2012, the total yield on our average debt portfolio at fair value was 11.2% compared to 10.8% during the six months ended June 30, 2011.
The following table shows the various components of the total yield on our average debt portfolio at fair value for the six months ended June 30, 2012 and 2011:

	Six months ended
	June 30, 2012
	2012	2011
Average 90-day LIBOR	0.5%	0.3%
Spread to average LIBOR on average loan portfolio	11.3	11.3
Impact of fee accelerations of unearned fees on paid/restructured loans	0.4	0.2
Impact of non-accrual loans	(1.0)	(1.0)
Total yield on average loan portfolio	11.2%	10.8%
During the six months ended June 30, 2012, interest income was $29.4 million, compared to $37.3 million during the six months ended June 30, 2011, which represented a $7.9 million, or 21.1%, decrease. This decrease reflected a $8.7 million decrease resulting from a 22.9% decrease in our average loan balance and a $0.5 million decrease resulting from the net impact of loans that were on non-accrual status during the six months ended June 30, 2012 that were accruing interest during the six months ended June 30, 2011. These decreases were partially offset by a $0.8 million increase in interest income resulting from a 0.1%  increase in our net spread to LIBOR and a $0.7 million increase in interest income related to the increase in LIBOR.
PIK Income
The following table shows the PIK-related activity for the six months ended June 30, 2012 and 2011, at cost:

	Six months ended,
	June 30, 2012
(in thousands)	2012	2011
Beginning PIK loan balance	$15,653	$30,923
PIK interest earned during the period	2,871	4,093
Interest receivable converted to PIK	—	360
Payments received from PIK loans	(7,887)	(18,044)
PIK converted to other securities	—	(876)
Realized loss	(5,012)	(1,177)
Ending PIK loan balance	$5,625	$15,279
During the six months ended June 30, 2012, we received payments on PIK loans from eight investments, including $2.9 million from Jet Plastica Investors, LLC, $1.8 million from GSDM Holdings Corp. and $1.3 million from Coastal Sunbelt Holding, Inc. The payments received from PIK loans during the six months ended June 30, 2011, include $8.2 million of PIK collected in conjunction with the sale of our investment in Restaurant Technologies, Inc. and $4.7 million of PIK collected in conjunction with the sale of our investment in Superior Industries Investors, LLC.
DIVIDEND INCOME
During the six months ended June 30, 2012 and 2011, we recognized dividend income of $2.0 million and $4.6 million, respectively. In addition, during the six months ended June 30, 2012 and 2011, we received payments on accrued dividends of $7.8 million and $12.1 million, respectively.
ADVISORY FEES AND OTHER INCOME
During the six months ended June 30, 2012, we earned $2.4 million of advisory fees and other income, which represented a $0.5 million, or 26.4%, increase from the six months ended June 30, 2011. This increase was attributable primarily to an increase in prepayment penalties of $1.6 million related to five investment repayments in the first half of 2012 offset by a decrease of $1.0 million in advisory fees due to our lower investment activity in the first half of 2012 compared to the second quarter of 2011.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the six months ended June 30, 2012, we incurred $9.8 million of interest expense, which represented a $1.9 million, or 24.8%, increase from the same period in 2011. Interest expense for the six months ended June 30, 2012 increased $3.3 million related to increased amortization of debt issuance costs, including $2.3 million of accelerated deferred financing fees related to the termination of our SunTrust Warehouse financing facility and $0.3 million of accelerated deferred financing fees related to prepayments of collateral in our Commercial Loan Trust 2006-1 facility. Interest expense also increased $0.6 million due to an increase in the average LIBOR rate by 0.21% during the second quarter of 2012. These increases were partially offset by a $1.9 million decrease in interest expense due to a lower average borrowing balance in the first quarter of 2012.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the six months ended June 30, 2012, our employee compensation expense was $7.9 million, which represented a $0.1 million, or 0.7%, decrease from the same period in 2011. Our salaries and benefits decreased by $0.2 million, or 3.2%, due to a $2.1 million decrease in salaries and benefits primarily resulting from a 42% reduction in our workforce that occurred as part of the corporate restructuring that we implemented during 2011 offset by an increase in incentive compensation of $1.9 million primarily resulting from incentive and inducement bonuses paid in the first half of 2012.
During the six months ended June 30, 2012, we recognized $1.2 million of compensation expense related to restricted stock awards, compared to $1.0 million for the six months ended June 30, 2011, which represented a $0.2 million, or 15.4%, increase. The amortization of restricted stock awards during the six months ended June 30, 2012 included accelerated amortization of $0.3 million related to employees who terminated in during 2012.
GENERAL AND ADMINISTRATIVE
During the six months ended June 30, 2012, general and administrative expense was $8.2 million, which represented a $2.7 million, or 50.0%, increase compared to the same period in 2011. General and administrative expense for 2012 included $2.9 million in severance related expenses.

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION
During the six months ended June 30, 2012, we incurred $14.8 million of net investment losses before income tax provision, compared to $42.4 million during the same period in 2011. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the six months ended June 30, 2012:

		Six months ended June 30, 2012
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(9,680)	$—	$(9,680)
Cruz Bay Publishing, Inc.	Publishing	Non-Affiliate	—	(3,355)	—	(3,355)
Orbitel Holdings, LLC	Cable	Control	(2,066)	(1,966)	805	(3,227)
Miles Media Group, LLC	Business Services	Non-Affiliate	—	(3,177)	—	(3,177)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(2,723)	—	(2,723)
GSDM Holdings, LLC	Healthcare	Non-Affiliate	1,576	(849)	(1,976)	(1,249)
Jenzabar, Inc.	Technology	Non-Affiliate	16,370	(1)	(16,435)	(66)
Intran Media, LLC	Other Media	Control	(4,250)	—	4,250	—
Stratford School Holdings, Inc.	Education	Affiliate	16,370	(99)	(13,056)	3,215
NPS Holding Group, LLC	Business Services	Control	—	2,228	—	2,228
Jet Plastica Investors, LLC	Plastic Products	Control	(90,802)	1,389	91,288	1,875
Philadelphia Media Network, Inc.	Newspaper	Non-Affiliate	(5,027)	(1)	5,064	36
Other (< $1 million net gain (loss))			(145)	1,899	(463)	1,291
Total			$(67,974)	$(16,335)	$69,477	$(14,832)

•
In July 2012, Broadview agreed with certain of its noteholders and equityholders to solicit consents to file a pre-packaged chapter 11 plan of reorganization. The holders of approximately 70% of Broadview’s outstanding preferred stock, including MCG, and approximately 66 2/3% of Broadview's $300 million 11 3/8% senior secured notes due in September 2012 have consented to vote for the plan, subject to the satisfaction of certain terms and conditions, which percentages would be sufficient to approve the plan. The plan provides that upon effectiveness of the plan, Broadview's existing noteholders will exchange their notes for new Broadview common stock representing 97.5% of the common stock of the reorganized company and $150 million in principal amount of new 10 1/2 % senior secured notes due in July 2017, and existing stockholders, including MCG, will each receive a pro rata share of the remaining 2.5% of the common stock of the reorganized company and two tranches of eight-year warrants with exercise prices set at equity values that imply full recovery for existing noteholders. As of June 30, 2012, our fair value estimate of our investment in Broadview reflects this potential restructuring if consummated on the contemplated terms.

•
In April 2012, Jet Plastica Investors, LLC liquidated substantially all of its assets.  Including the proceeds from the liquidation, we received $11.0 million in payments on our senior debt and anticipate receiving additional payments on our senior debt upon future collection of certain accounts receivable, resulting in a $90.8 million realized loss and a $91.3 million reversal of unrealized depreciation in the second quarter of 2012.

•
In the second quarter of 2012, we received $34.0 million for the repayment of our debt and the sale of our equity investment in Stratford School Holdings, Inc., which resulted in a $16.4 million realized gain and a reversal of previously unrealized appreciation of $13.1 million.

•
We also received $35.3 million for the repayment of our debt and the sale of our equity investment in Orbitel Holdings, LLC, which resulted in a $2.1 million realized loss and a reversal of previously unrealized depreciation of $0.8 million.

•
We received $34.7 million for the repayment of our debt and the sale of our equity investment in GSDM Holdings, LLC, which resulted in a $1.6 million realized gain and a reversal of previously unrealized appreciation of $2.0 million.

•
We also received $44,000 for our equity investment in Philadelphia Media Network, Inc. and wrote off part of our equity investment in Intran Media, LLC which resulted in realized losses and reversals of previously unrealized depreciation on those investments.

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

		Six months ended June 30, 2011
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

•
During the six months ended June 30, 2011, we recorded a $49.1 million decrease in the fair value of our investment in Broadview. On June 21, 2011, Broadview withdrew its tender offer for $300 million of its 113/8% Senior Secured Notes, due in 2012, following Broadview's review of market conditions. Due to these uncertain market conditions, we changed the methodology by which we valued Broadview to a trailing EBITDA basis as opposed to our prior methodology under which we valued our investment on a projected forward EBITDA basis and new owner cash flows.

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

•
We received payments of $2.1 million on the sale of Active Brands' senior debt and wrote off our subordinated debt and equity investment in that portfolio company, which resulted in the reversal of $39.8 million of previously unrealized depreciation and the realization of a $39.7 million loss.

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

•
We sold our investment in Superior Industries Investors, Inc., which resulted in the reversal of $2.8 million of previously unrealized appreciation and the realization of a $1.0 million gain, including $1.8 million of transaction costs that we recorded at the time of sale.

LOSS ON EXTINGUISHMENT OF DEBT
We incurred a $0.2 million premium when we repurchased the remaining $8.7 million of our private placement notes during the first half of 2012. During the first half of 2011, we incurred a $0.9 million premium when we repurchased $17.4 million of our private placement notes.
INCOME TAX PROVISION
During the six months ended June 30, 2012, we incurred a $311,000 income tax provision compared to a $19,000 income tax provision during the six months ended June 30, 2011. The income tax provision for both periods was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED
Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•
Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of June 30, 2012 and December 31, 2011, we had $79.9 million and $58.6 million, respectively, in cash and cash equivalents. As of June 30, 2012, our cash and cash equivalents included $27.4 million that was held in interest-bearing accounts.

•
Cash, securitization accounts include principal and interest payments received on securitized loans, which, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. We are generally required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements. As of June 30, 2012 and December 31, 2011, we had $78.0 million and $40.3 million, respectively, in cash, securitization accounts.

•
Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash was represented by cash held by Solutions Capital I, L.P.,or Solutions Capital, a wholly owned subsidiary licensed as an SBIC under the SBIC Act, which generally is restricted to the origination of new loans from Solutions Capital. As of June 30, 2012 and December 31, 2011, we had $130.9 million and $35.0 million respectively, of restricted cash.

During the six months ended June 30, 2012, our operating activities provided $291.2 million of cash and cash equivalents, and our financing activities used $269.9 million of cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES
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
As discussed in Liquidity and Capital Resources—Borrowings, the reinvestment periods for the Commercial Loan Trust 2006-1 facility has ended and all future principal collections from collateral in the facility will be used to repay the securitized debt.
Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2012, as well as liquidity for new origination opportunities and potential dividend distributions.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of June 30, 2012, we reported $339.8 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital, our SBIC.

		June 30, 2012		December 31, 2011
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	20,000
Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018(a)	37,966	37,966	63,389	63,389
Series 2006-1 Class A-2 Notes	April 2018(a)	1,787	1,787	2,983	2,983
Series 2006-1 Class A-3 Notes	April 2018(a)	30,373	30,373	50,711	50,711
Series 2006-1 Class B Notes	April 2018(a)	58,750	58,750	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018(a)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(c)	April 2018(a)	45,945	28,902	46,494	29,247
Commercial Loan Funding Trust
Variable Funding Note	January 2014(d)	—	—	150,000	55,822
Private Placement Notes
Series 2007-A	October 2011	—	—	8,717	8,717
Total borrowings		$369,821	$339,778	$576,044	$430,219

(a)    Borrowings under the Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date.  The reinvestment period for this facility ended on July 20, 2011 and we will use all future principal collections from collateral in the facility to repay the securitized debt.  On July 20, 2012, we used $90.7 million of securitized cash to repay in full the Class A-1, A-2 and A-3 notes and partially repay the Class B notes.

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

(d) On May 15, 2012, this facility was repaid in full and terminated.
As of June 30, 2012, our asset coverage ratio was 305% excluding our SBIC debt which is exempt from the asset coverage ratio requirements under the SEC exemptive order.
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
We have funded our current secured borrowing debt facility through a bankruptcy remote, special-purpose, wholly owned subsidiary. Therefore, this subsidiary’s assets may not be available to our creditors. In some cases, advances under our secured debt facility are subject to certain collateral levels, collateral quality, leverage and other restrictive covenants. We continue to service those portfolio investments that we use as collateral in our secured borrowing facility.

SBIC DEBENTURES
In December 2004, we formed a wholly owned subsidiary, Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license gave Solutions Capital the ability to borrow from the SBA up to $150.0 million, which is the maximum amount of outstanding leverage available to single-license SBIC companies.
To realize the full $150.0 million borrowing for which we have received approval under this program, we have funded a total of $75.0 million to Solutions Capital. As of June 30, 2012 and December 31, 2011, Solutions Capital had borrowed $150.0 million and $128.6 million, respectively. We may use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.
SBICs are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that an SBIC will receive SBA-guaranteed debenture funding, which is dependent upon continued compliance with SBA regulations and policies. The SBA, as a creditor, will have superior claim to Solutions Capital’s assets over our stockholders in the event we liquidate Solutions Capital or the SBA exercises its remedies under the SBA-guaranteed debentures issued by Solutions Capital upon an event of default. We plan to resubmit a license application to the SBA for a second license under Solutions Capital II, L.P.. There is no assurance that the SBA will grant the additional license.
The following table sets forth the maturity of Solutions Capital debentures, as well as the maturity of the investments and the current balance of restricted cash in Solutions Capital as of June 30, 2012.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$150,000	$—	$—	$—	$150,000
Collateral
Fair value of debt investments	112,747	—	3,475	101,303	7,969
Fair value of equity investments(a)	3,357	—	—	—	3,357
Cash, restricted account	124,470	124,470	—	—	—
Total collateral	$240,574	$124,470	$3,475	$101,303	$11,326

(a)    Equity investments do not have a stated maturity date.
COMMERCIAL LOAN TRUST 2006-1
As of June 30, 2012, we had $189.8 million of securitized debt outstanding under the Commercial Loan Trust 2006-1, which matures in April 2018. We retain all of the equity in the securitization. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The securitization included a five-year reinvestment period, during which the trust was permitted to use principal collections received on the underlying collateral to purchase new collateral from us.

The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(a)	$189,778	$90,725	$—	$—	$99,053
Collateral
Fair value of debt investments	200,052	12,419	41,385	135,085	11,163
Fair value of equity investments(b)	419	—	—	—	419
Cash, securitization account	77,995	77,995	—	—	—
Total collateral	$278,466	$90,414	$41,385	$135,085	$11,582

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
COMMERCIAL LOAN FUNDING TRUST
Through the MCG Commercial Loan Funding Trust, we had a warehouse financing facility funded through SunTrust Bank. On May 15, 2012, we repaid in full the remaining $34.5 million balance and terminated the facility and recognized $0.8 million of deferred financing fees in interest expense. The SunTrust Warehouse was secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust.
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
WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS
The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2012 and 2011:

	For the six months ended
(dollars in thousands)	June 30, 2012	June 30, 2011
Weighted-average borrowings	$390,978	$534,226
Average LIBOR	0.49%	0.29%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.19	2.18
Impact of amortization of deferred debt issuance costs	2.28	0.44
Total cost of funds	4.96%	2.91%
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
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended June 30, 2012, we repurchased 2,687,476 shares of our common stock at a weighted average purchase price of $4.36 per share, which was a 20.0% discount from our quarterly net asset value per share. During the six months ended June 30, 2012, we repurchased 3,867,476 shares of our common stock at a weighted average purchase price of $4.34 per share, which was a 21.2% discount from our quarterly net asset value per share.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of June 30, 2012, we had $10.8 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of June 30, 2012, we had no outstanding guarantees or standby letters of credit.

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of June 30, 2012:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations(b)	$189,778	$90,725	$—	$—	$99,053
SBIC	150,000	—	—	—	150,000
Total borrowings	339,778	90,725	—	—	249,053
Interest payments on borrowings(c)	68,233	8,593	16,774	16,774	26,092
Operating leases	1,466	1,451	15	—	—
Severance obligations(d)	3,715	3,114	601	—	—
Total contractual obligations	$413,192	$103,883	$17,390	$16,774	$275,145

(a)	Excludes the unused commitments to extend credit to our customers of $10.8 million as discussed above.

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

(d)
Represents remaining severance payments, benefits, deferred compensation and employer taxes that we are obligated to pay to employees who were terminated as a result of the corporate restructuring effected in August 2011 and for obligations stemming from the resignation of our former chief executive officer.

DISTRIBUTIONS
We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. Generally, we intend to distribute sufficient dividends to eliminate taxable income and may distribute more than the taxable income which would be considered a return of capital. As a RIC, we are subject to a 4% excise tax to the extent that we do not distribute on an actual or deemed basis: (i) 98.0% of our current year ordinary income; and (ii) 98.2% of our current year net capital gain income.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities and SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions, or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared distributions of $13.12 per share.
The following table summarizes the distributions that we declared since January 1, 2009:

Date Declared	Record Date	Payable Date	Dividends per Share
July 27, 2012	August 17, 2012	August 31, 2012	$0.14
April 27, 2012	June 13, 2012	July 13, 2012	$0.14
February 24, 2012	April 13, 2012	May 15, 2012	$0.17
October 31, 2011	December 15, 2011	January 13, 2012	$0.17
August 1, 2011	September 14, 2011	October 14, 2011	$0.17
May 5, 2011	June 15, 2011	July 15, 2011	$0.17
March 1, 2011	March 15, 2011	April 15, 2011	$0.15
November 2, 2010	December 9, 2010	January 6, 2011	$0.14
August 3, 2010	September 7, 2010	October 4, 2010	$0.12
April 29, 2010	June 2, 2010	July 2, 2010	$0.11

If we determined the tax attributes of our 2012 distributions as of June 30, 2012, 100% would be a return of capital. A return of capital is a return of stockholder investment, rather than a return of earnings or gains derived from our investment activities. While not immediately taxable to the extent of a stockholder's basis in its shares, a stockholder's basis in the investment will be reduced by the nontaxable amount, which will result in additional gain or a lower loss when the shares are sold. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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
Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•
Majority-Owned Control Investments—Majority-owned control investments comprise 10.9% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Majority-Owned Control Investments—Non-majority owned control investments comprise 2.6% of our investment portfolio. For our non-majority owned control equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Non-Control Investments—Non-control investments comprise 86.5% of our investment portfolio. Quoted prices are not available for 80.6% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of June 30, 2012, these securities represented 16.8% of our investment portfolio. We utilize independent pricing services with certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.
Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period for 99.2% of the fair value of our investment portfolio as of June 30, 2012.
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
Significant Unobservable Inputs
Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with distinct contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous different inputs, including the historical and forecasted financial and operational performance of the portfolio company, projected cash flows, market multiples, comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs too numerous to list quantitatively herein.

The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of June 30, 2012.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range
				Minimum	Maximum
Senior debt	$254,251	Discounted cash flow	Market interest rate	7.0%	13.0%
		Discounted cash flow	Discount rate	7.5%	7.5%
		Market comparable companies	EBITDA multiple(a)	5.0x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%
Subordinated debt	88,503	Discounted cash flow	Market interest rate	10.3%	15.5%
		Market comparable companies	EBITDA multiple(a)	6.8x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%
Preferred and common equity	34,439	Market comparable companies	EBITDA multiple(a)	4.4x	9.0x
			Discount for minority interest	—%	25.0%
		Pending transactions/Letters of intent	Discount	—%	—%
		Residual assets	Discount	—%	25.0%
	$377,193

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were a number of indicators of modest growth in the United States' economy during the first half of 2012. However, certain leading and lagging indicators suggest continuing risk and volatility. In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in their meeting debt service requirements and an increase in defaults.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of June 30, 2012, approximately 86.9% of our loan portfolio, at fair value, bore interest at a spread to LIBOR or prime rate, and 13.1% at a fixed interest rate. As of June 30, 2012, approximately 77.4% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 1.75% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.47% as of June 30, 2012. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$27,387	$—	$51,211	$—
Prime rate	32,512	—	27,867	—
LIBOR
30-day	18,795	—	71,794	—
60-day	—	—	12,500	—
90-day	318,112	189,778	462,293	237,080
180-day	9,291	—	14,038	—
Commercial paper	—	—	—	55,822
Fixed rate	61,465	150,000	109,640	137,317
Total	$467,562	$339,778	$749,343	$430,219
Based on our June 30, 2012 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of June 30, 2012, the quarterly average LIBOR was 0.47% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income (Loss)
100	$1,476	$1,898	$(422)
200	5,987	3,796	2,191
300	11,491	5,693	5,798
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended June 30, 2012, there were no new or material developments in legal proceedings.
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
Other than described below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
The following disclosure replaces and supplements the risk factors titled "We have experienced a period of capital markets disruption. This disruption has contributed to a decrease in our NAV and stock price, and could have an adverse impact on our business and operations", "We have substantial indebtedness and if we do not service our debt arrangements adequately, our business could be harmed materially", "If we are not able to establish new credit facilities on favorable terms, our operations could be affected adversely", "Our financial results could be affected adversely if a significant portfolio investment fails to perform as expected or if the value of a portfolio company decreases" and "Our business depends on our key personnel" included in our Annual Report on Form 10-K for the year ended December 31, 2011:
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
We may be unable to monetize assets in a challenging market environment that may preclude buyers from making investments at the fair values established by our board of directors. We are susceptible to the risk of significant loss, if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations and meet our liability maturities. In addition, if the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, pay dividends and could cause us to breach certain covenants in our credit facility, which could materially impair our business operations. Further asset value degradation may result from circumstances that we may be unable to control, such as a severe decline in the value of the U.S. dollar, a protracted economic downturn or an operational problem that affects third parties or us. Ongoing disruptive conditions could cause our stock price and NAV to decline, restrict our business operations and adversely impact our results of operations and financial condition.
We have substantial indebtedness and if we do not service our debt arrangements adequately, our business could be harmed materially.
Our securitized financing facility, the MCG Commercial Loan Trust 2006-1, has entered its amortization period and all principal payments received related to the securitized collateral will be used to reduce the outstanding borrowings under this facility. Our ability to service our debt arrangement depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.
Under our debt securitization through MCG Commercial Loan Trust 2006-1, we are subject to various affirmative and negative covenants. In the event that there is a breach of one of the covenants contained in our debt facility that has not been cured within any applicable cure period the lenders thereunder would have the ability, in certain circumstances, to accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, our subsidiaries have sold some of our loans to the trust that serves as the vehicles for our securitization facility, and this trust, which is bankruptcy remote, holds legal title to these assets. As a result, the lenders under this facility may generally only look to the collateral in this facility to satisfy the outstanding obligations under the MCG Commercial Loan Trust 2006-1. However, in the event of a default on these loans held by the trust, we could potentially bear losses to the extent that the fair value of our collateral exceeds our borrowings.
Our debt securitization through MCG Commercial Loan Trust 2006-1 requires us to maintain credit ratings for each loan in the collateral pool of this facility as determined by specified international independent rating agencies. We are subject to periodic review and updates of these credit estimates by these rating agencies that could cause portions of the collateral to become disqualified as eligible assets if credit estimates deteriorate. If credit estimates deteriorate significantly, an event of default could be triggered under this facility, which would entitle the trustee to exercise available remedies, including selling the collateral securing this facility and applying the proceeds to reduce outstanding borrowings under this facility.
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
Our securitized financing facility, the MCG Commercial Loan Trust 2006-1, has entered its amortization period and all principal payments received related to the securitized collateral will be used to reduce the outstanding borrowings under the facility. No funds from this facility will be available to make new investments. We cannot be certain that we will be able to establish new borrowing facilities to provide capital for normal operations, including new originations. If we are unable to establish new facilities at a reasonable size, our liquidity will be reduced significantly. Even if we are able to consummate new borrowing facilities, we may not be able to do so on favorable terms. If we are unable to repay amounts outstanding under our existing facility and it is declared in default, our operations could be affected adversely.
Historically, we have funded senior and subordinated debt to middle-market companies and purchased rated syndicated private debt in larger companies through our on-balance sheet securitization trust-Commercial Loan Trust 2006-1. This securitized trust included a five-year reinvestment period, during which the trust was permitted to use principal collections received from repayments of the underlying collateral to purchase new collateral from us. The reinvestment period ended on July 20, 2011 and all future principal collections received will be used to repay the securitized debt.
In addition to our MCG Commercial Loan Trust 2006-1 facility, Solutions Capital has issued SBA debentures that require our SBIC to generate sufficient cash flow to make required interest payments. Further, Solutions Capital must maintain a minimum capitalization that if impaired could materially and adversely affect our liquidity, financial condition and results of operations. Our borrowings under our SBA debentures are collateralized by the assets of Solutions Capital.
Our continued compliance with these requirements depends on many factors, some of which are beyond our control. Material net asset devaluation in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders' equity.
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
The following table summarizes the shares of common stock that we have purchased during the three months ended June 30, 2012.

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2012
Restricted stock vesting(a)	822	$4.19	(b)	n/a	n/a
May 1 – 31, 2012
Stock repurchase program(c)	1,340,000	$4.25		1,340,000	$24,214,207
Restricted stock vesting(a)	8,674	$4.30	(b)	n/a	n/a
Dividend reinvestment requirements(d)	1,894	$4.33	(e)	n/a	n/a
Total May 1 – 31, 2012	1,350,568	$4.25		1,340,000	$24,214,207
June 1 – 30, 2012
Stock repurchase program(c)	1,347,476	$4.46		1,347,479	$18,203,255
Restricted stock vesting(a)	5,899	$4.58	(b)	n/a	n/a
Total June 1 – 30, 2012	1,353,375	$4.46		1,347,479	$18,203,255
Total	2,704,765	$4.36		2,687,479	$18,203,255

(a)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

(b)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.

(c)	On January 17, 2012, we announced that our board of directors had authorized a stock repurchase program of up to $35.0 million.

(d)	Represents stock purchased on the open market to satisfy dividend reinvestment requests.

(e)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.

ITEM 5. OTHER INFORMATION.
Amendment to 2011 Severance Pay Plan
On July 27, 2012, the Board of Directors of the Company (the “Board”) approved Amendment No. 2 (the “Severance Plan Amendment”) to the MCG Capital Corporation 2011 Severance Pay Plan (the “Severance Plan”). The Severance Plan commits the Company to provide MCG employees (who are not otherwise a party to an employment letter or agreement) with certain benefits under defined events of termination of employment. Specifically, the Severance Plan provides that, in the event of an eligible employee's termination of employment without cause or resignation for good reason, the employee will be eligible for three, six or nine months of continuing separation pay, healthcare continuation benefits and lapsing of forfeiture provisions with respect to shares of restricted stock (based on years of service with MCG).
The Severance Plan also provides that in the event of an eligible employee's death, the employee's beneficiaries would be paid the total amount of the eligible employee's separation pay in a lump sum on the 60th day following the eligible employee's death. In the event of an eligible employee's voluntary resignation other than for good reason, the eligible employee would receive a payment equal to four weeks base salary if the employee provides the Company at least 30 days advance notice of his/her separation date. All payments made by the Company under the Severance Plan are subject to the eligible employee or the employee's beneficiary signing a release of claims against the Company.
The Severance Plan Amendment clarifies the employees that are eligible for participation in the Severance Plan. Specifically, the benefits of the Severance Plan are extended to employees who (i) work at least 50% time (i.e., eligible for group benefits), and (ii) either (A) were on the Company's payroll as of the effective date of the Severance Plan or (B) were hired by the Company after the effective date of the Severance Plan and employed for a continuous period of at least one year.
The foregoing description of the Severance Plan Amendment is not complete and is qualified in its entirety by the full text of the Severance Plan Amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q as Exhibit 10.1, and is incorporated by reference herein.
ITEM 6. EXHIBITS.
The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column.

Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
10.1	Amendment No. 2 to MCG Capital Corporation Severance Pay Plan				*
15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*
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

MCG Capital Corporation

Date:	July 31, 2012	By:	/s/ RICHARD W. NEU
Richard W. Neu
Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2012	By:	/s/ KEITH KENNEDY
Keith Kennedy
Chief Financial Officer (Principal Financial and Accounting Officer)