Form 10-Q
period 2012-09-30
MCG CAPITAL CORP
filed 2012-10-29
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 26, 2012, there were 72,788,426 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$65,898	$58,563
Cash, securitization accounts	3,675	40,306
Cash, restricted	114,543	34,964
Investments at fair value
Non-affiliate investments (cost of $334,410 and $552,642, respectively)	320,177	552,301
Affiliate investments (cost of $69,796 and $58,425, respectively)	61,566	69,602
Control investments (cost of $257,829 and $406,151, respectively)	63,050	119,263
Total investments (cost of $662,035 and $1,017,218, respectively)	444,793	741,166
Interest receivable	4,158	4,049
Other assets	5,360	11,490
Total assets	$638,427	$890,538
Liabilities
Borrowings (maturing within one year of $1,000 and $32,983, respectively)	$249,053	$430,219
Interest payable	871	2,710
Dividends payable	—	13,092
Other liabilities	9,763	9,565
Total liabilities	259,687	455,586
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on September 30, 2012 and December 31, 2011, 72,788 issued and outstanding on September 30, 2012 and 76,997 issued and outstanding on December 31, 2011	728	770
Paid-in capital	988,785	1,009,748
Distributions in excess of earnings
Paid-in capital	(195,310)	(195,310)
Other	(197,883)	(103,912)
Net unrealized depreciation on investments	(217,580)	(276,344)
Total stockholders’ equity	378,740	434,952
Total liabilities and stockholders’ equity	$638,427	$890,538
Net asset value per common share at end of period	$5.20	$5.65

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
(in thousands, except per share amounts)	2012	2011	2012	2011
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$9,174	$15,954	$35,401	$49,168
Affiliate investments (5% to 25% owned)	1,418	1,801	4,856	5,284
Control investments (more than 25% owned)	1,243	2,025	4,696	8,952
Total interest and dividend income	11,835	19,780	44,953	63,404
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	210	885	1,357	1,812
Control investments (more than 25% owned)	24	45	1,262	1,005
Total advisory fees and other income	234	930	2,619	2,817
Total revenue	12,069	20,710	47,572	66,221
Operating expense
Interest expense	2,974	3,960	12,728	11,778
Employee compensation
Salaries and benefits	2,018	2,683	8,684	9,567
Amortization of employee restricted stock awards	505	348	1,694	1,378
Total employee compensation	2,523	3,031	10,378	10,945
General and administrative expense	2,504	3,657	10,714	9,130
Restructuring expense	12	4,109	59	4,174
Total operating expense	8,013	14,757	33,879	36,027
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	4,056	5,953	13,693	30,194
Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	—	281	12,550	(47,288)
Affiliate investments (5% to 25% owned)	—	(1)	16,370	(917)
Control investments (more than 25% owned)	(5,394)	(38,107)	(102,288)	(25,755)
Total net realized loss on investments	(5,394)	(37,827)	(73,368)	(73,960)
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	2,463	(2,305)	(13,892)	51,975
Affiliate investments (5% to 25% owned)	(3,662)	1,613	(19,407)	3,150
Control investments (more than 25% owned)	6,838	7,613	92,109	(55,227)
Derivative and other fair value adjustments	(17)	(146)	(46)	618
Total net unrealized appreciation on investments	5,622	6,775	58,764	516
Net investment gain (loss) before income tax provision	228	(31,052)	(14,604)	(73,444)
Loss on extinguishment of debt before income tax provision	—	—	(174)	(863)
Income tax provision	18	10	329	29
Net income (loss)	$4,266	$(25,109)	$(1,414)	$(44,142)
Income (loss) per basic and diluted common share	$0.06	$(0.33)	$(0.02)	$(0.58)
Cash distributions declared per common share	$0.14	$0.17	$0.45	$0.49
Weighted-average common shares outstanding—basic and diluted	73,431	76,404	74,588	76,173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Nine months ended
	September 30
(in thousands, except per share amounts)	2012	2011
Decrease in net assets from operations
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	$13,693	$30,194
Net realized (loss) gain on investments	(73,368)	(73,960)
Net unrealized appreciation (depreciation) on investments	58,764	516
Loss on extinguishment of debt before income tax provision	(174)	(863)
Income tax provision	(329)	(29)
Net income (loss)	(1,414)	(44,142)
Distributions to stockholders
Distributions declared	(33,793)	(37,784)
Net decrease in net assets resulting from stockholder distributions	(33,793)	(37,784)
Capital share transactions
Repurchase of common stock	(22,416)	—
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	1,694	1,378
Employee awards accounted for as restructuring expense	—	431
Non-employee director awards accounted for as general and administrative expense	53	46
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(336)	(1,453)
Net forfeitures of restricted common stock	—	(11)
Net decrease in net assets resulting from capital share transactions	(21,005)	391
Total decrease in net assets	(56,212)	(81,535)
Net assets
Beginning of period	434,952	578,016
End of period	$378,740	$496,481
Net asset value per common share at end of period	$5.20	$6.44
Common shares outstanding at end of period	72,788	77,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30
(in thousands)	2012	2011
Cash flows from operating activities
Net income (loss)	$(1,414)	$(44,142)
Adjustments to reconcile net loss to net cash provided by operating activities
Investments in portfolio companies	(42,619)	(243,966)
Principal collections related to investment repayments or sales	314,598	336,172
Decrease in interest receivable, accrued payment-in-kind interest and dividends	9,717	21,453
Amortization of restricted stock awards
Employee	1,694	1,809
Non-employee director	53	46
Decrease in cash—securitization accounts from interest collections	5,475	1,515
Decrease (increase) in restricted cash—escrow accounts	327	(3,648)
Depreciation and amortization	6,120	2,936
Decrease in other assets	1,039	1,021
Increase (decrease) in other liabilities	(1,676)	428
Realized loss on investments	73,368	73,960
Net change in unrealized appreciation on investments	(58,764)	(516)
Loss on extinguishment of debt	174	863
Net cash provided by operating activities	308,092	147,931
Cash flows from financing activities
Repurchase of common stock	(22,416)	—
Payments on borrowings	(202,740)	(62,726)
Proceeds from borrowings	21,400	5,000
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	31,156	(58,686)
Restricted cash	(79,906)	16,049
Payment of financing costs	(1,030)	(1,700)
Distributions paid	(46,885)	(35,418)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(336)	(1,453)
Net forfeitures of restricted common stock	—	(11)
Net cash used in financing activities	(300,757)	(138,945)
Net increase in cash and cash equivalents	7,335	8,986
Cash and cash equivalents
Beginning balance	58,563	44,970
Ending balance	$65,898	$53,956
Supplemental disclosure of cash flow information
Interest paid	$9,261	$10,397
Income taxes (refunded) paid	61	297
Paid-in-kind interest collected	8,510	20,410
Dividend income collected	8,149	12,355

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
September 30, 2012 (unaudited)
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
Broadview Networks Holdings, Inc.	Communications	Series A Preferred Stock (12.0%, 87,254 shares)(6)					$81,984	$552
		Series A-1 Preferred Stock (12.0%, 100,702 shares)(6)					77,496	637
		Series B Preferred Stock (12.0%, 1,282 shares)(6)					100	8
		Class A Common Stock (4,731,031 shares)(6)					—	—
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.4%	—	4.4%	$17,574	15,146	15,729
		Subordinated Debt (Due 12/16)(7)	2.5%	—	2.5%	11,231	6,976	—
		Class B Voting Units (8.0%, 86,700 units)(6)					9,071	—
Intran Media, LLC	Other Media	Series A Preferred Units (10.0%, 36,300 units)(6)					9,095	400
Jet Plastica Investors, LLC(2)(11)	Plastic Products	Senior Debt A (Due 3/15)(1)(7)	2.4%	7.0%	9.4%	4,876	3,897	—
NPS Holding Group, LLC(2)(5)	Business Services	Senior Debt Revolver (Due 6/13)(7)	6.3%	2.5%	8.7%	4,011	2,360	4,367
		Senior Debt A1 (Due 6/13)(7)	6.3%	—	6.3%	9,157	3,470	7,689
		Senior Debt A2 (Due 6/13)(7)	6.3%	—	6.3%	2,069	1,905	32
		Senior Debt A3 (Due 6/13)(7)	6.3%	—	6.3%	15,324	6,228	229
		Series A Preferred Units (504 units)(6)					50	—
		Series B Preferred Units (5.0%, 10,731 units)(6)					10,731	—
		Common Units (36,500 units)(6)					—	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	7,640	7,640	7,640
		Subordinated Debt (Due 12/16)(1)	12.0%	4.0%	16.0%	10,521	10,517	10,517
		Preferred LLC Interest (19.7%, 70,000 units)					11,163	15,250
Total Control investments (represents 14.2% of total investments at fair value)							257,829	63,050
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14)(1)	12.9%	—	12.9%	$7,559	$7,533	$7,533
		Subordinated Debt (Due 1/14)(1)(7)	12.0%	4.0%	16.0%	5,813	5,385	3,112
		Series A Preferred Stock (20.0%, 49 shares)(6)					344	—
		Series B Preferred Stock (1,000 shares)(6)					—	—
		Common Stock (423 shares)(6)					524	—
		Warrants to purchase Common Stock (expire 10/16)(6)					348	—
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/17)(1)	9.5%	—	9.5%	10,000	9,641	9,641
		Series B Preferred Units (10.0%, 7,142,857 units)(6)					2,000	2,000
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	8,531	7,985	7,782
		Series A Preferred Stock (10.0%, 2,313 shares)(1)(6)					2,387	2,173
		Series B Preferred Stock (10.0%, 358 shares)(1)(6)					307	279
		Common Stock (8,519 shares)(1)(6)					538	—
IDOC, LLC	Healthcare	Senior Debt (Due 8/17)(1)	9.8%	—	9.8%	15,000	14,691	14,691
		Limited Partner Interests (8.0%)(1)(2)(6)					1,012	1,012
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	17,238	16,978	13,343
		Warrants to purchase Class A Units (expire 3/21) (1)					123	—
Total Affiliate investments (represents 13.8% of total investments at fair value)							69,796	61,566

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
September 30, 2012 (unaudited)
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
BarBri, Inc.	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	$6,099	$6,043	$6,113
Capstone Logistics, LLC(12)	Logistics	Senior Debt (Due 9/16)(1)	10.5%	—	10.5%	29,854	29,736	29,736
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (Due 12/15)(1)	9.5%	—	9.5%	22,037	21,857	21,913
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 6/13)(1)	8.6%	6.3%	14.9%	7,639	7,508	7,626
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 12/13)(1)(8)	6.7%	6.5%	13.2%	28,094	22,930	18,107
CWP/RMK Acquisition Corp.(2)(6)	Home Furnishings	Senior Debt (Due 12/16)(7)	7.0%	—	7.0%	600	541	597
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	4.0%	5.3%	9.3%	26,305	26,102	25,487
Gans Communications, L.P.(2)	Cable	Senior Debt (Due 10/17)(1)	6.3%	—	6.3%	5,015	4,995	5,024
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	10.7%	4.3%	15.0%	18,466	18,232	18,232
		Series A Preferred Shares (14.0%, 5,000,000 shares)(6)					8,191	7,965
		Class C Shares (621,907 shares)(6)					529	—
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)	8.0%	—	8.0%		3,071	2,717
Goodman Global, Inc.	Manufacturing	Senior Debt (Due 10/16)(1)	5.8%	—	5.8%	5,599	5,625	5,621
Industrial Safety Technologies, LLC(12)	Manufacturing	Senior Debt (Due 9/16)(1)	9.5%	—	9.5%	22,000	21,808	22,138
Jenzabar, Inc.(10)	Technology	Subordinated Preferred Stock (109,800 shares)					1,098	988
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(6)					2,185	—
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,652	4,599	4,582
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					1,877	2,028
		Class A Common Units (1,250,000 units)(6)					—	452
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (Due 12/12)(1)	12.8%	1.0%	13.8%	30,096	30,035	30,035
		Series D Preferred Units (30.0%, 2,000,000 units)(6)					2,000	3,000
		Series A Preferred Units (516,691 units)(6)					718	—
		Series B Convertible Preferred Units (165,003 units)(6)					142	273
		Class A Common Units (1,000,000 units)(6)					333	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
September 30, 2012 (unaudited)
(dollars in thousands)

			Interest Rate(9)			Principal	Cost	Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (Due 7/14)(1)	3.2%	—	3.2%	$2,808	$2,715	$2,746
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,295	9,295
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	12.0%	—	12.0%	9,800	9,727	9,727
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	13,500	13,412	13,412
Scotsman Industries, Inc.	Manufacturing	Senior Debt (Due 4/16)(1)	5.8%	—	5.8%	4,819	4,818	4,842
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (Due 5/15)(1)	9.5%	—	9.5%	7,427	7,312	7,312
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	13,755	13,634	13,846
South Bay Mental Health Center, Inc	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	8,176	8,029	8,029
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(6)					4,120	352
		Class E Series II Units (276 units)(1)(6)					1,788	—
Sunshine Media Group, Inc.(2)	Publishing	Warrants to purchase Common Stock (expire 1/21)(6)					—	—
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(6)					88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	8,750	8,653	8,734
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,810	13,652	12,268
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,851	4,864	4,684
VS&A-PBI Holding LLC	Publishing	LLC Interest(6)					500	—
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,423	10,823	11,008
		Class A Membership Units (25,000 units) (1)					1	316
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(6)					324	719
Xpressdocs Holdings, Inc.	Business Services	Series A Preferred Stock (161,870 shares)(6)					500	242
Total Non-Affiliate investments (represents 72.0% of total investments at fair value)							334,410	320,177
Total Investments							$662,035	$444,793

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2011
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14)(1)	13.4%	—	13.4%	$5,859	$5,851	$5,851
		Subordinated Debt (Due 1/14)(1)	12.0%	4.0%	16.0%	5,640	5,614	5,614
		Series A Preferred Stock (20.0%, 49 shares)					344	61
		Series B Preferred Stock (1,000 shares)(6)					—	270
		Common Stock (423 shares)(6)					524	—
		Warrants to purchase Common Stock (expire 10/16)(6)					348	—
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	8,402	7,778	7,353
		Series A Preferred Stock (10.0%, 2,313 shares)(1)					2,387	1,931
		Common Stock (4,806 shares)(1)(6)					477	—
Miles Media Group, LLC(2)(13)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	17,738	17,444	17,309
		Warrants to purchase Class A Units (expire 3/21) (1)(6)					123	523
Stratford School Holdings, Inc.(2)	Education	Senior Debt (Due 12/15)(1)	7.5%	—	7.5%	17,500	17,412	17,412
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)					123	10,191
		Warrants to purchase Common Stock (expire 5/15)(1)(6)					—	3,087
Total Affiliate Investments (represents 9.4% of total investments at fair value)							58,425	69,602

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2011
(dollars in thousands)

			Interest Rate(9)			Principal	Cost	Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (Due 12/12)(1)	12.8%	1.0%	13.8%	$29,859	$29,718	$28,791
		Series D Preferred Units (30.0%, 2,000,000 units)(6)					2,000	3,175
		Series A Preferred Units (516,691 units)(6)					718	—
		Series B Convertible Preferred Units (165,003 units)(6)					142	—
		Class A Common Units (1,000,000 units)(6)					333	—
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (Due 7/14)(1)	3.4%	—	3.4%	3,014	2,883	2,604
Ozburn-Hessey Holding Company LLC	Logistics	Senior Debt (Due 4/16)(1)	8.3%	—	8.3%	4,378	4,426	3,868
Philadelphia Media Network, Inc.	Newspaper	Class A Common Stock (1,000 shares)(6)					5,070	7
Qualawash Holdings, LLC	Repair Services	Subordinated Debt (Due 1/16)(1)	11.0%	—	11.0%	20,000	19,839	19,839
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,282	9,282
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	12.0%	1.0%	13.0%	11,114	11,018	11,018
Sally Holdings LLC	Cosmetics	Senior Debt (Due 11/13)(1)	2.6%	—	2.6%	8,531	8,541	8,521
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	13,500	13,398	13,471
Scotsman Industries, Inc.	Manufacturing	Senior Debt (Due 4/16)(1)	5.8%	—	5.8%	5,309	5,309	5,256
Service Champ, Inc.	Auto Parts	Subordinated Unsecured Debt (Due 2/17)(1)	12.0%	2.3%	14.3%	12,111	12,009	12,203
ShowPlex Cinemas, Inc.	Entertainment	Senior Debt (Due 5/15)(1)	11.0%	—	11.0%	7,689	7,539	7,539
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	13,860	13,718	13,906
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(6)					4,120	281
		Class E Series II Units (276 units)(1)(6)					1,788	—
Sunshine Media Group, Inc.(2)	Publishing	Warrants to purchase Common Stock (expire 1/21)(6)					—	—
Tank Intermediate Holding Corp.	Manufacturing	Senior Debt (Due 4/16)(1)	5.0%	—	5.0%	5,506	5,421	5,448
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(6)					88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	9,500	9,395	9,464
The Matrixx Group, Incorporated	Plastic Products	Subordinated Debt (Due 6/14)(1)	10.8%	—	10.8%	12,500	12,500	12,639
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,915	13,730	13,184
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,851	4,866	4,563
VS&A-PBI Holding LLC	Publishing	LLC Interest(6)					500	—
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,301	10,577	10,577
		Class A Membership Units (25,000 units) (1)(6)					1	285
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(6)					324	719
Xpressdocs Holdings, Inc.(2)	Business Services	Senior Debt (Due 4/12-4/13)(1)	10.9%	0.9%	11.8%	18,734	18,539	18,733
		Series A Preferred Stock (161,870 shares)(6)					500	109
Total Non-Affiliate Investments (represents 74.5% of total investments at fair value)							552,642	552,301
Total Investments							$1,017,218	$741,166

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

(12)	In October 2012, Industrial Safety Technologies, LLC senior debt was repaid in full.

(13)	Investment has been reclassified from a non-affiliate investment to an affiliate investment due to certain voting rights that the Company may have prior to the exercise of the warrants.

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
Small Business Investment Subsidiaries—We own Solutions Capital I, L.P., a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, which operates as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L. P., and in May 2011, we submitted a license to the SBA to obtain an SBIC license for Solutions Capital II, L.P. On September 30, 2011, after discussions with the SBA, we elected to withdraw our application for a second license. In September 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P.  There is no assurance that the SBA will grant the additional license in any specified time period or at all. MCG is also the sole member of Solutions Capital G.P., LLC, which acts as the general partner of Solutions Capital I, L.P.
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
The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital I, L.P.; Solutions Capital II, L.P.; Solutions Capital G.P., LLC; and MCG’s special-purpose financing subsidiary: MCG Finance VII, LLC.
BASIS OF PRESENTATION AND USE OF ESTIMATES
These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation. Further, in connection with the preparation of these Condensed Consolidated Financial

Statements, we have evaluated subsequent events that occurred after the balance sheet date as of September 30, 2012 through the date these financial statements were issued.
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
NOTE 2—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$333,831	50.4%	$551,402	54.2%	$324,228	72.9%	$492,488	66.4%
Subordinated debt
Secured	93,466	14.1	134,721	13.2	79,191	17.8	124,289	16.8
Unsecured	—	—	12,009	1.2	—	—	12,203	1.7
Total debt investments	427,297	64.5	698,132	68.6	403,419	90.7	628,980	84.9
Equity investments
Preferred	223,337	33.8	297,283	29.3	39,524	8.9	89,931	12.1
Common/common equivalents	11,401	1.7	21,803	2.1	1,850	0.4	22,255	3.0
Total equity investments	234,738	35.5	319,086	31.4	41,374	9.3	112,186	15.1
Total investments	$662,035	100.0%	$1,017,218	100.0%	$444,793	100.0%	$741,166	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 16.5%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of September 30, 2012, approximately 89.4% of the fair value of our loan portfolio had variable interest rates, based on a LIBOR benchmark or the prime rate, and 10.6% of the fair value of our loan portfolio had fixed interest rates. As of September 30, 2012, approximately 78.9% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index and prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
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

The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$17,860	4.18%	$13,963	2.00%	$12,317	3.05%	$9,615	1.53%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$17,860	4.18%	$13,963	2.00%	$12,317	3.05%	$9,615	1.53%
Loans on non-accrual status
0 to 90 days past due	$12,902	3.02%	$69,241	9.92%	$3,709	0.92%	$9,704	1.54%
Greater than 90 days past due	17,860	4.18	13,963	2.00	12,317	3.05	9,615	1.53
Total loans on non-accrual status	$30,762	7.20%	$83,204	11.92%	$16,026	3.97%	$19,319	3.07%
The following table summarizes our investment portfolio by industry at fair value:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$71,887	16.2%	$84,660	11.4%
Business services	61,623	13.9	78,468	10.6
Manufacturing	54,514	12.3	77,849	10.5
Education	38,899	8.7	69,124	9.3
Electronics	33,308	7.5	31,966	4.3
Logistics	29,736	6.7	33,684	4.5
Publishing	28,802	6.5	31,319	4.2
Insurance	26,197	5.9	24,987	3.4
Broadcasting	25,456	5.7	28,185	3.8
Information services	12,395	2.8	21,672	2.9
Home furnishings	11,242	2.5	12,355	1.7
Restaurants	9,295	2.1	18,578	2.5
Agriculture	8,734	2.0	9,464	1.3
Auto parts	7,626	1.7	19,778	2.7
Entertainment	7,312	1.6	7,539	1.0
Cable	5,024	1.1	43,122	5.8
Consumer products	4,684	1.0	4,563	0.6
Communications	1,197	0.3	34,507	4.7
Technology	988	0.2	24,690	3.3
Plastic products	—	—	21,784	2.9
Food services	—	—	28,842	3.9
Repair services	—	—	19,839	2.7
Cosmetics	—	—	8,521	1.2
Other(a)	5,874	1.3	5,670	0.8
Total	$444,793	100.0%	$741,166	100.0%
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

Assets Measured at Fair Value on a Recurring Basis
The following table presents the assets that we report at fair value on our Consolidated Balance Sheets by fair value hierarchy:

	September 30, 2012
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
Non-affiliate investments
Senior secured debt	$68,460	$174,874	$243,334
Subordinated secured debt	—	57,780	57,780
Preferred equity	2,717	14,496	17,213
Common/common equivalents	—	1,850	1,850
Total non-affiliate investments	71,177	249,000	320,177
Affiliate investments
Senior secured debt	—	45,208	45,208
Subordinated secured debt	—	10,894	10,894
Preferred equity	—	5,464	5,464
Total affiliate investments	—	61,566	61,566
Control investments
Senior secured debt	—	35,686	35,686
Subordinated secured debt	—	10,517	10,517
Preferred equity	—	16,847	16,847
Total control investments	—	63,050	63,050
Total assets at fair value	$71,177	$373,616	$444,793
As of September 30, 2012, we had no investments that had quoted market prices in active markets, which we would categorize as Level 1 investments under ASC 820. Cash and cash equivalents are carried at cost which approximates fair value and are Level 1 assets.
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

•
Majority-Owned Control Investments—Majority-owned control investments comprise 11.4% of our investment portfolio as of September 30, 2012. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Majority-Owned Control Investments—Non-majority-owned control investments comprise 2.8% of our investment portfolio as of September 30, 2012. For our non-majority-owned control equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority owned control debt investments, we estimate fair value using the market-yield approach based on the expected future cash flows discounted at the loans' effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Non-Control Investments—Non-control investments comprise 85.8% of our investment portfolio as of September 30, 2012. Quoted prices are not available for 81.4% of our non-control investments as of September 30, 2012. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans' effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of September 30, 2012, these securities represented 16.0% of our investment portfolio. We utilize independent pricing services with certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of September 30, 2012, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve-month period for 92.5% of our investment portfolio, calculated on a fair value basis.
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
Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During each of the three and nine months ended September 30, 2012 and 2011, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three-month period ended September 30, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value as of June 30, 2012
Senior secured debt	$197,716	$21,718	$34,817	$254,251
Subordinated secured debt	64,655	13,412	10,436	88,503
Preferred equity	14,140	2,662	15,754	32,556
Common/common equivalents equity	1,883	—	—	1,883
Total fair value as of June 30, 2012	278,394	37,792	61,007	377,193
Realized/unrealized gain (loss)
Senior secured debt	(10)	(848)	857	(1)
Subordinated secured debt	1,848	(2,239)	—	(391)
Preferred equity	310	(517)	588	381
Common/common equivalents equity	(33)	(61)	—	(94)
Total realized/unrealized gain (loss)	2,115	(3,665)	1,445	(105)
Issuances
Senior secured debt	945	24,338	12	25,295
Subordinated secured debt	567	70	81	718
Preferred equity	46	3,319	482	3,847
Common/common equivalents equity	—	61	—	61
Total issuances	1,558	27,788	575	29,921
Settlements
Senior secured debt	(23,777)	—	—	(23,777)
Subordinated secured debt	(9,290)	(349)	—	(9,639)
Preferred equity	—	—	23	23
Total settlements	(33,067)	(349)	23	(33,393)
Fair value as of September 30, 2012
Senior secured debt	174,874	45,208	35,686	255,768
Subordinated secured debt	57,780	10,894	10,517	79,191
Preferred equity	14,496	5,464	16,847	36,807
Common/common equivalents equity	1,850	—	—	1,850
Total fair value as of September 30, 2012	$249,000	$61,566	$63,050	$373,616
There were no purchases of level 3 investments during the three months ended September 30, 2012.

The following table provides a reconciliation of fair value changes during the three-month period ended September 30, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value as of June 30, 2011
Senior secured debt	$252,925	$41,739	$93,702	$388,366
Subordinated secured debt	109,638	12,829	10,363	132,830
Unsecured subordinated debt	14,353	—	—	14,353
Preferred equity	30,610	13,466	86,724	130,800
Common/common equivalents equity	29,192	4,056	—	33,248
Total fair value as of June 30, 2011	436,718	72,090	190,789	699,597
Realized/unrealized gain (loss)
Senior secured debt	(1,081)	9	(6,417)	(7,489)
Subordinated secured debt	189	(85)	59	163
Unsecured subordinated debt	(17)	—	(87)	(104)
Preferred equity	2,659	2,028	(24,024)	(19,337)
Common/common equivalents equity	832	(338)	—	494
Total realized/unrealized gain (loss)	2,582	1,614	(30,469)	(26,273)
Purchases
Preferred equity	2,000	—	—	2,000
Total purchases	2,000	—	—	2,000
Issuances
Senior secured debt	53,748	530	1,971	56,249
Subordinated secured debt	659	161	82	902
Unsecured subordinated debt	75	—	—	75
Preferred equity	380	120	408	908
Common/common equivalents equity	325	—	—	325
Total issuances	55,187	811	2,461	58,459
Settlements
Senior secured debt	(23,603)	(1,737)	(370)	(25,710)
Subordinated secured debt	(9,553)	—	(139)	(9,692)
Unsecured subordinated debt	—	—	87	87
Preferred equity	(212)	—	(3)	(215)
Total settlements	(33,368)	(1,737)	(425)	(35,530)
Sales
Common/common equivalents equity	(65)	—	—	(65)
Total sales	(65)	—	—	(65)
Fair value as of September 30, 2011
Senior secured debt	281,989	40,541	88,886	411,416
Subordinated secured debt	100,933	12,905	10,365	124,203
Unsecured subordinated debt	14,411	—	—	14,411
Preferred equity	35,437	15,614	63,105	114,156
Common/common equivalents equity	30,284	3,718	—	34,002
Total fair value as of September 30, 2011	$463,054	$72,778	$162,356	$698,188

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended September 30, 2012 and 2011.

	Three months ended September 30, 2012				Three months ended September 30, 2011
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$(10)	$(848)	$857	$(1)	$(1,081)	$9	$(6,417)	$(7,489)
Subordinated secured debt	1,983	(2,239)	—	(256)	189	(85)	11,780	11,884
Unsecured subordinated debt	—	—	—	—	(17)	—	332	315
Preferred equity	310	(517)	611	404	2,447	2,028	916	5,391
Common/common equivalents equity	(33)	(61)	—	(94)	767	(338)	1,000	1,429
Total change in unrealized appreciation (depreciation) on Level 3 investments	$2,250	$(3,665)	$1,468	$53	$2,305	$1,614	$7,611	$11,530

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2011
Senior secured debt	$280,371	$40,572	$62,615	$383,558
Subordinated secured debt	100,967	12,967	10,355	124,289
Unsecured subordinated debt	12,203	—	—	12,203
Preferred equity	28,978	12,453	46,293	87,724
Common/common equivalents equity	18,645	3,610	—	22,255
Total fair value December 31, 2011	441,164	69,602	119,263	630,029
Realized/unrealized gain (loss)
Senior secured debt	980	(3,499)	4,643	2,124
Subordinated secured debt	(1,790)	(2,053)	—	(3,843)
Unsecured subordinated debt	(194)	—	8	(186)
Preferred equity	(903)	2,479	(14,828)	(13,252)
Common/common equivalents equity	93	37	—	130
Total realized/unrealized gain (loss)	(1,814)	(3,036)	(10,177)	(15,027)
Issuances
Senior secured debt	4,787	27,935	103	32,825
Subordinated secured debt	9,521	329	241	10,091
Unsecured subordinated debt	172	—	—	172
Preferred equity	415	3,365	1,437	5,217
Common/common equivalents equity	—	61	—	61
Total issuances	14,895	31,690	1,781	48,366
Settlements
Senior secured debt	(111,264)	(19,800)	(31,675)	(162,739)
Subordinated secured debt	(50,918)	(349)	(79)	(51,346)
Unsecured subordinated debt	(12,181)	—	(8)	(12,189)
Preferred equity	(12,103)	—	(192)	(12,295)
Common/common equivalents equity	(16,844)	—	—	(16,844)
Total settlements	(203,310)	(20,149)	(31,954)	(255,413)
Sales
Preferred equity	(1,891)	(12,833)	(15,863)	(30,587)
Common/common equivalents equity	(44)	(3,708)	—	(3,752)
Total sales	(1,935)	(16,541)	(15,863)	(34,339)
Fair value as of September 30, 2012
Senior secured debt	174,874	45,208	35,686	255,768
Subordinated secured debt	57,780	10,894	10,517	79,191
Unsecured subordinated debt	—	—	—	—
Preferred equity	14,496	5,464	16,847	36,807
Common/common equivalents equity	1,850	—	—	1,850
Total fair value as of September 30, 2012	$249,000	$61,566	$63,050	$373,616
There were no purchases of level 3 investments during the nine months ended September 30, 2012.

The following table provides a reconciliation of fair value changes during the nine-month period ended September 30, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2010
Senior secured debt	$325,874	$24,207	$75,714	$425,795
Subordinated secured debt	121,743	12,348	56,218	190,309
Unsecured subordinated debt	12,321	—	—	12,321
Preferred equity	24,741	13,197	178,357	216,295
Common/common equivalents equity	29,170	3,548	—	32,718
Total fair value December 31, 2010	513,849	53,300	310,289	877,438
Realized/unrealized gain (loss)
Senior secured debt	(2,601)	(145)	(36,608)	(39,354)
Subordinated secured debt	2,714	93	33,706	36,513
Unsecured subordinated debt	223	—	(87)	136
Preferred equity	7,611	2,073	(78,194)	(68,510)
Common/common equivalents equity	2,542	213	—	2,755
Total realized/unrealized gain (loss)	10,489	2,234	(81,183)	(68,460)
Purchases
Senior secured debt	—	—	11,863	11,863
Preferred equity	2,000	—	4,300	6,300
Common/common equivalents equity	—	123	—	123
Total purchases	2,000	123	16,163	18,286
Issuances
Senior secured debt	73,360	21,425	44,185	138,970
Subordinated secured debt	30,253	464	1,143	31,860
Unsecured subordinated debt	1,867	—	—	1,867
Preferred equity	1,580	1,136	12,507	15,223
Common/common equivalents equity	533	62	—	595
Total issuances	107,593	23,087	57,835	188,515
Settlements
Senior secured debt	(104,438)	(4,946)	(6,268)	(115,652)
Subordinated secured debt	(53,777)	—	(80,702)	(134,479)
Unsecured subordinated debt	—	—	87	87
Preferred equity	(212)	(792)	(12,171)	(13,175)
Common/common equivalents equity	(17)	(228)	—	(245)
Total settlements	(158,444)	(5,966)	(99,054)	(263,464)
Sales
Senior secured debt	(10,206)	—	—	(10,206)
Preferred equity	(283)	—	(41,694)	(41,977)
Common/common equivalents equity	(1,944)	—	—	(1,944)
Total sales	(12,433)	—	(41,694)	(54,127)
Fair value as of September 30, 2011
Senior secured debt	281,989	40,541	88,886	411,416
Subordinated secured debt	100,933	12,905	10,365	124,203
Unsecured subordinated debt	14,411	—	—	14,411
Preferred equity	35,437	15,614	63,105	114,156
Common/common equivalents equity	30,284	3,718	—	34,002
Total fair value as of September 30, 2011	$463,054	$72,778	$162,356	$698,188

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30, 2012				Nine months ended September 30, 2011
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$1,175	$(3,499)	$4,156	$1,832	$28,254	$(145)	$(36,608)	$(8,499)
Subordinated secured debt	(1,484)	(2,053)	—	(3,537)	14,742	93	45,563	60,398
Unsecured subordinated debt	81	—	—	81	1,662	—	1,332	2,994
Preferred equity	(62)	(129)	(13,759)	(13,950)	7,116	2,990	(66,514)	(56,408)
Common/common equivalents equity	69	(669)	—	(600)	4,320	213	1,000	5,533
Total change in unrealized appreciation (depreciation) on Level 3 investments	$(221)	$(6,350)	$(9,603)	$(16,174)	$56,094	$3,151	$(55,227)	$4,018
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of September 30, 2012.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range
				Minimum	Maximum
Senior debt	$255,768	Discounted cash flow	Market interest rate	6.9%	12.9%
		Discounted cash flow	Discount rate	6.9%	6.9%
		Market comparable companies	EBITDA multiple(a)	6.0x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%
Subordinated debt	79,191	Discounted cash flow	Market interest rate	10.9%	14.9%
		Market comparable companies	EBITDA multiple(a)	5.0x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%
Preferred and common equity	38,657	Market comparable companies	EBITDA multiple(a)	4.4x	11.0x
			Discount for minority interest	—%	25.0%
		Pending transactions/Letters of intent	Discount	—%	—%
		Residual assets	Discount	—%	25.0%
	$373,616

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK
During the nine months ended September 30, 2012, we had concentrations in certain industries, including the healthcare, business services and manufacturing industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the nine months ended
	September 30, 2012		December 31, 2011		September 30, 2012		September 30, 2011
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$71,887	16.2%	$84,660	11.4%	$7,023	14.8%	$8,287	12.5%
Business services	61,623	13.9	78,468	10.6	5,658	11.9	7,295	11.0
Manufacturing	54,514	12.3	77,849	10.5	4,348	9.1	3,660	5.5
NOTE 5—BORROWINGS
As of September 30, 2012, we reported $249.1 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and amounts outstanding and contingent borrowing eligibility of Solutions Capital I, L.P., a wholly owned subsidiary, as an SBIC, under the SBIC Act.

		September 30, 2012		December 31, 2011
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	20,000
Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018(a)	—	—	63,389	63,389
Series 2006-1 Class A-2 Notes	April 2018(a)	—	—	2,983	2,983
Series 2006-1 Class A-3 Notes	April 2018(a)	—	—	50,711	50,711
Series 2006-1 Class B Notes	April 2018(a)	38,151	38,151	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018(a)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(c)	April 2018(a)	45,945	28,902	46,494	29,247
Commercial Loan Funding Trust
Variable Funding Note	January 2014(d)	—	—	150,000	55,822
Private Placement Notes
Series 2007-A	October 2011	—	—	8,717	8,717
Total borrowings		$279,096	$249,053	$576,044	$430,219

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
We estimate that the fair value of these borrowings as of September 30, 2012 was approximately $264.6 million, based on market data and current interest rates. This fair value is estimated from market quotes in an inactive market provided by an independent pricing service for $93.6 million of our borrowings (level 2) and a market-yield approach for $171.0 million (level 3) of our borrowings.
As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of September 30, 2012, our ratio of total assets to total borrowings and other senior securities was 481%.
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

(in thousands)	September 30, 2012
2012(a)	$1,000
2013	—
2014	—
2015	—
2016	—
Thereafter	248,053
Total	$249,053

(a)	Reflects repayments we are required to make in connection with principal collections from collateral loans in our Commercial Loan Trust 2006-1.
SBIC Debentures
In December 2004, we formed a wholly owned subsidiary, Solutions Capital I, L.P., or Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license gave Solutions Capital the ability to borrow from the SBA up to $150.0 million, which is the maximum amount of outstanding leverage available to single-license SBIC companies.
To realize the full $150.0 million in borrowings for which we have received approval under this program, we have funded a total of $75.0 million to Solutions Capital. As of September 30, 2012 and December 31, 2011, Solutions Capital had borrowed $150.0 million and $128.6 million, respectively. We may use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds to provide working capital to MCG, Solutions Capital's parent company.
As of September 30, 2012 and December 31, 2011, we had $132.3 million and $182.4 million, respectively, of investments in our SBIC and we had $108.5 million and $28.8 million, respectively, of restricted cash to be used for additional investments in our SBIC.

Once drawn, the SBIC debt bears an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of September 30, 2012, the SBIC had borrowings outstanding as summarized in the following table:

	Amount Outstanding
(dollars in thousands)	September 30, 2012	December 31, 2011	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed
2009-10A	12,000	12,000	5.34%	Fixed
2009-10B	13,000	13,000	4.95%	Fixed
2010-10B	27,500	27,500	3.93%	Fixed
2011-10A	53,500	53,500	4.80%	Fixed
2012-10A	41,400	20,000	3.38%	Fixed
Total	$150,000	$128,600	4.33%
In October 2008, we received exemptive relief from the SEC which allows us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio.
Commercial Loan Trust 2006-1
In April 2006, we completed a $500.0 million debt securitization through the Commercial Loan Trust 2006-1, or 2006-1 Trust, a wholly owned subsidiary. The 2006-1 Trust issued $106.25 million of Class A-1 Notes, $50.0 million of Class A-2 Notes, $85.0 million of Class A-3 Notes, $58.75 million of Class B Notes, $45.0 million of Class C Notes and $47.5 million of Class D Notes. The respective classes of notes were issued with interest at LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%.
All of the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the fair value of the assets securitized under this facility as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
Securitized assets
Senior secured debt	$149,046	81.5%	$258,722	78.9%
Subordinated secured debt	29,882	16.3	43,640	13.3
Common Equity	352	0.2	282	0.1
Total securitized assets	179,280	98.0	302,644	92.3
Cash, securitization accounts	3,675	2.0	25,195	7.7
Total collateral	$182,955	100.0%	$327,839	100.0%
We retain all of the equity in the securitization. The securitization included a five-year reinvestment period, which ended in July 2011.
The outstanding Class B, Class C and Class D Notes are term notes. The Class A-2 Notes initially provided for a five-year revolving period, which has expired. Therefore, we may not draw on the Class A-2 Notes. The Class A-3 Notes were a delayed draw class of secured notes, which were drawn in full between July 2006 and April 2007. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
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
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended September 30, 2012, we repurchased 1,252,410 shares of our common stock at a weighted average purchase price of $4.49 per share, which was a 14.7% discount from our quarterly net asset value per share. During the nine months ended September 30, 2012, we repurchased 5,119,886 shares of our common stock at a weighted average purchase price of $4.38 per share, which was a 19.7% discount from our quarterly net asset value per share.
DISTRIBUTIONS
The following table summarizes our distributions per share declared since January 1, 2011:

Date Declared	Record Date	Payment Date	Amount
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
October 31, 2011	December 15, 2011	January 13, 2012	$0.170
August 1, 2011	September 14, 2011	October 14, 2011	$0.170
May 5, 2011	June 15, 2011	July 15, 2011	$0.170
March 1, 2011	March 15, 2011	April 15, 2011	$0.150

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
During the nine months ended September 30, 2012 and 2011, we issued 1,000,000 shares and 726,250 shares, respectively, of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $4.43 and $6.16, respectively.
During the nine months ended September 30, 2012 and 2011, we recognized $1.7 million and $1.4 million, respectively, of compensation expense related to share-based compensation awards. As of September 30, 2012, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of September 30, 2012, we had $4.7 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to recognize these costs over the remaining weighted-average requisite service period of 3.3 years.
Long-Term Incentive Plan
On July 23, 2009, our board of directors approved the Long-Term Incentive Plan, or the LTIP, which was effective for the three-year period ending July 22, 2012. LTIP participants, including our executive officers and key, non-executive employees, received 862,917 shares of our restricted common stock issued under the 2006 Plan and $3.0 million of cash bonuses upon the achievement of specific stock price thresholds. The plan expired on July 22, 2012 and no additional stock or cash awards can be issued under the LTIP. During each of the nine months ended September 30, 2012 and 2011, we recognized less than $0.1 million of compensation expense for the equity awards.
Non-Employee Director Share-Based Compensation
During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award to non-employee members of our board of directors from 100,000 to 150,000 shares. During the nine months ended September 30, 2012 and 2011, we awarded 22,500 and 15,000 shares, respectively, of restricted common stock to non-employee directors. During each of the nine months ended September 30, 2012 and 2011, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of September 30, 2012, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 2.1 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
The following table summarizes our restricted stock award activity during the nine months ended September 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2011	430,510	$6.14
Awarded	1,022,500	$4.43
Forfeiture provision satisfied	(247,505)	$5.42
Forfeited	(35,355)	$6.87
Subject to forfeiture provisions as of September 30, 2012	1,170,150	$4.72
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
During the nine months ended September 30, 2012, we incurred $59,000 of restructuring expenses related to severance obligations, which we reported as a separate line item on our Consolidated Statements of Operations.
We included liabilities associated with our restructuring in other liabilities on our Consolidated Balance Sheets. The following table summarizes changes in the balance of our restructuring liabilities from January 1, 2012 through September 30, 2012:

(in thousands)	Severance Benefits(a)	Other	Total
Balance as of December 31, 2011	$2,472	$54	$2,526
Additions	—	—	—
Accretion	55	—	55
Cash payments	(1,674)	(24)	(1,698)
Balance as of September 30, 2012	$853	$30	$883
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
Under the Retention Program, we awarded a cash bonus to eligible employees, representing a specified percentage of each eligible employee's respective annual cash bonus target for the fiscal year ending December 31, 2011. We paid half of the incentive bonus to eligible employees on March 31, 2012 and paid the remaining amount on September 30, 2012. Certain participating employees also received shares of restricted common stock that were issued under the 2006 Plan. The forfeiture provisions with respect to 50% of the shares of restricted common stock subject to each Retention Program award lapsed on March 31, 2012 and the remaining 50% lapsed on September 30, 2012.

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
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax basis of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the nine months ended September 30, 2012, we recorded a $0.3 million income tax provision, which was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries. During the nine months ended September 30, 2011, we recorded less than a $0.1 million income tax provision.
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
From December 2001 through September 30, 2012, we declared distributions per share of $13.26. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. A portion of the distributions that we paid to stockholders during fiscal years 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.
We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of September 30, 2012, 5% would be from ordinary income and 95% would be a return of capital. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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

NOTE 10—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2012 and 2011:

(dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share
Net income (loss)	$4,266	$(25,109)	$(1,414)	$(44,142)
Less: Dividends declared—common and restricted shares	(10,274)	(13,101)	(33,793)	(37,784)
Undistributed loss	(6,008)	(38,210)	(35,207)	(81,926)
Percentage allocated to common shares(a)	98.3%	100.0%	100.0%	100.0%
Undistributed earnings—common shares	(5,906)	(38,210)	(35,207)	(81,926)
Add: Dividends declared—common shares	10,099	13,101	33,793	37,784
Numerator for common shares outstanding excluding participating shares	4,193	(25,109)	(1,414)	(44,142)
Numerator for participating unvested shares only	73	—	—	—
Numerator for basic and diluted earnings per share—total	$4,266	$(25,109)	$(1,414)	$(44,142)
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	72,205	76,404	74,588	76,173
Participating unvested shares(b)	1,226	—	—	—
Basic and diluted weighted-average common shares outstanding—total(b)	73,431	76,404	74,588	76,173
Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$0.06	$(0.33)	$(0.02)	$(0.58)
Including participating unvested shares	$0.06	$(0.33)	$(0.02)	$(0.58)
(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	72,205	76,404	74,588	76,173
Weighted-average restricted shares	1,226	—	—	—
Total basic and diluted weighted-average common shares	73,431	76,404	74,588	76,173
Percentage allocated to common shares	98.3%	100.0%	100.0%	100.0%
(b)    For the three months ended September 30, 2011 and for the nine months ended September 30, 2012 and 2011, we excluded 654, 1,031 and 813, respectively, of weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of September 30, 2012 and December 31, 2011, we had $21.3 million and $22.6 million, respectively, of outstanding unused loan commitments. We estimate that as of each of September 30, 2012 and December 31, 2011, the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of September 30, 2012 and December 31, 2011, we had no outstanding guarantees or standby letters of credit.
LEASE OBLIGATIONS
We lease our headquarters and certain other facilities and equipment under non-cancelable operating and capital leases which expire through 2014. We have sublet certain of our facilities to third parties. The lease on our headquarters office space in Arlington, Virginia will expire in February 2013. In August 2012, we entered into a lease agreement for new office space in Arlington, Virginia. The new lease term is from October 2012 to November 2014 with a base rent of $0.4 million per year. The base rent will not increase during the term of the new lease. As of September 30, 2012, our obligation for the remaining terms of these leases was $1.8 million, of which $1.3 million will be payable during the next twelve months.

NOTE 12—FINANCIAL HIGHLIGHTS
The following schedule summarizes our financial highlights for the nine months ended September 30, 2012 and 2011:

	Nine months ended
(in thousands, except per share amounts)	September 30
	2012	2011
Per share data
Net asset value at beginning of period(a)	$5.65	$7.54
Net income (loss)(b)
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	0.18	0.40
Net unrealized appreciation (depreciation) on investments	0.79	—
Net realized (loss) gain on investments	(0.98)	(0.97)
Loss on extinguishment of debt before income tax provision	—	(0.01)
Income tax provision	(0.01)	—
Net income (loss)	(0.02)	(0.58)
Net decrease in net assets resulting from distributions	(0.45)	(0.49)
Net decrease in net assets relating to stock-based transactions
Issuance of shares of restricted common stock(c)	(0.07)	(0.05)
Repurchase of common stock	0.06	—
Net increase in stockholders’ equity from restricted stock amortization	0.03	0.02
Net decrease in net assets relating to share issuances	0.02	(0.03)
Net asset value at end of period(a)	5.20	6.44
Market price per share
Beginning of period	$3.99	$6.97
End of period	$4.61	$3.96
Total Return(d)	31.08%	-36.59%
Shares of Common Stock Outstanding(d)
Weighted-average—basic and diluted	74,588	76,173
End of period	72,788	77,035
Net assets
Average	$406,263	$549,377
End of period	$378,740	$496,481
Ratios (annualized)
Operating expenses to average net assets	11.14%	8.77%
Net operating income to average net assets	4.50%	7.35%
General and administrative expense to average net assets	3.52%	2.22%
Return on average equity	-0.46%	-10.74%
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
MCG Capital Corporation
We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of September 30, 2012, the related consolidated statements of operations, for the three- and nine- month periods ended September 30, 2012 and 2011, and the related consolidated statements of changes in net assets, cash flows and financial highlights for the nine- month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of MCG Capital Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2011, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein), and in our report dated March 1, 2012 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, including the consolidated schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
McLean, Virginia
October 29, 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our use of independent valuation firms to provide additional support for our internal analysis; our expectations regarding the full use before expiration of certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments; the timing of our transition and move to a new corporate headquarters; potential cost reductions and efficiencies to be gained from changing internal investment software systems; projected future annual base compensation and benefits levels and annual non-compensation cost structure amounts; expected levels of transition plan and realignment costs; forecasted 2012 and 2013 per share net operating income amounts, which may not be realized; the limitation of future investing activities principally to debt investments; our level of investments in control companies beyond those that are currently in our portfolio; our decisions to make dividend distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio; our intentions to purchase debt for cash in open markets purchases and/or privately-negotiated transactions; the timing or approval of a second SBIC license by the SBA; the sufficiency of liquidity to meet 2012 operating requirements, as well as new origination opportunities and potential dividend distributions during the upcoming year; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.
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
RECENT DEVELOPMENTS

•
Board and Management Changes — On October 29, 2012, we announced the election on October 26, 2012 of B. Hagen Saville as our new President and Chief Executive Officer, effective as of November 1, 2012. Mr. Saville succeeds Richard W. Neu, who will remain as Chair of the Company's Board of Directors. Mr. Saville has been the Company's President and Chief Operating Officer since October 2011, before which he was Executive Vice President of Business Development from March 1998 to October 2011. Mr. Saville co-founded the Company in March 1998 and earlier in his career worked in both commercial and investment banking. He became a member of the Board in 2006. In addition, Board members A. Hugh Ewing, III and Wallace B. Millner, III have tendered their resignations effective December 31, 2012, at which point the Board will be reduced from seven members to five.

•
Equity Monetizations — For the three and nine month periods ended September 30, 2012, we received $0.3 million and $64.4 million, respectively, in proceeds from the sale of equity investments, principally the sale of securities in each of Orbitel Holdings, LLC, Stratford School Holdings, Inc., GSDM Holdings, LLC and Jenzabar, Inc.

•	Loan Monetizations — For the three and nine month periods ended September 30, 2012, we received $38.9 million and $266.9 million, respectively, in loan payoffs and amortization payments.

•
Originations and Advances — For the three and nine month periods ended September 30, 2012, we made $30.3 million and $48.1 million, respectively, in originations and advances to new and existing portfolio companies.

•
Open-Market Purchases of Our Stock — During the three months ended September 30, 2012, we repurchased 1,252,410 shares of our common stock at a weighted average purchase price of $4.49 per share. During the nine months ended September 30, 2012, we repurchased 5,119,886 shares of our common stock at a weighted average purchase price of $4.38 per share. We acquired these shares from sellers in open market transactions. We retire these shares upon settlement, thereby reducing the number of shares issued and outstanding.

•
Operational Realignment — During the three months ended September 30, 2012, we incurred costs associated with our transition plan of $0.2 million, consisting of $0.1 million in retention and inducement payments that we recorded as salaries and benefits and $0.1 million in severance related expenses that we recorded as general and administrative expense. For the nine months ended September 30, 2012, we incurred $7.2 million, or $0.10 per share, of costs associated with our transition plan. Upon completion of the transition service periods for several of our employees, we anticipate completing our staff realignment such that we will have approximately 20 full-time employees. As of October 15, 2012, we had 23 full-time employees and one part-time employee.

•
Liquidity and De-Leveraging Actions — In the third quarter, we continued to reduce our leverage by using $90.7 million of securitized cash to repay borrowings under our Commercial Loan Trust 2006-1. As of September 30, 2012, our debt to equity ratio was less than 0.7x and our asset coverage ratio was 481% excluding our small business investment company, or SBIC, debt which is exempt from the asset coverage ratio requirements under an SEC exemptive order.

OUTLOOK
As previously announced, we anticipate being substantially complete with our transition by the end of 2012, including moving to our new corporate office in November 2012. We are also evaluating a change to our internal investment software systems that we believe will help us further simplify our back office function and reduce the associated long-term carrying cost.
Excluding any residual transition costs and the costs that may be associated with running two information technology systems in parallel for part of 2013, we have finalized and reconfirmed our previous targets to operate with future annual base compensation and benefits levels within our expected targeted range of approximately $4.0 million to

$5.0 million and we have identified specific cost reductions that we expect will result in an embedded annual non-compensation cost structure of approximately $5.0 million to $5.5 million.
In the next six months, we anticipate potentially recording approximately $1.8 million, or $0.03 per share, in additional charges related to the final stage of our realignment process, comprised of an estimated $0.3 million related to the termination of our existing corporate lease, $0.6 million to write-off leasehold improvements and other abandoned or obsolete fixed assets, $0.5 million related to the possible termination of a software contract and $0.4 million for staff realignment decisions.
Driven by a pickup in origination activity relative to the level of monetizations projected throughout 2013, combined with the full deployment of liquidity, we continue to anticipate a 2013 NOI earnings level of $.45 to $.55 per share.  Furthermore, in the third quarter ended September 30, 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P.  There is no assurance that the SBA will grant the additional license in any specified time period or at all.
ACCESS TO CAPITAL AND LIQUIDITY
At September 30, 2012, we had $65.9 million of cash and cash equivalents available for general corporate purposes, as well as $107.7 million of cash in restricted accounts related to our SBIC that we could use to fund new investments in the SBIC and $5.9 million of restricted cash held in escrow. In addition, we had $3.7 million of cash in securitization accounts, that may only be used to make interest and principal payments on our securitized borrowings or distributions to MCG in accordance with the indenture agreement.
At September 30, 2012, cash in securitization accounts included $0.8 million in the principal collections account of our Commercial Loan Trust 2006-1. In October 2012, we used $1.0 million of securitized cash, including $0.2 million collected in October 2012, to repay borrowings of our Commercial Loan Trust 2006-1. The reinvestment period for this facility ended on July 20, 2011 and all subsequent principal collections received have been, and will be, used to repay the securitized debt.
At September 30, 2012, $150.0 million of United States Small Business Administration, or SBA, borrowings were outstanding, the maximum available under our current SBIC license.
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of September 30, 2012, the fair value of our investment portfolio was $444.8 million, which represents a $296.4 million, or 40.0%, decrease from the $741.2 million fair value as of December 31, 2011. The following sections describe the composition of our investment portfolio as of September 30, 2012 and describe key changes in our portfolio during the nine months ended September 30, 2012.
Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$324,228	72.9%	$492,488	66.4%
Subordinated debt
Secured	79,191	17.8	124,289	16.8
Unsecured	—	—	12,203	1.7
Total debt investments	403,419	90.7	628,980	84.9
Equity investments
Preferred equity	39,524	8.9	89,931	12.1
Common/common equivalents equity	1,850	0.4	22,255	3.0
Total equity investments	41,374	9.3	112,186	15.1
Total investments	$444,793	100.0%	$741,166	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 16.5%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of September 30, 2012, approximately 89.4% of the fair value of our loan portfolio had variable interest rates, based on a LIBOR benchmark or the prime rate, and 10.6% of the fair value of our loan portfolio had fixed interest rates. As of September 30, 2012, approximately 78.9% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR based index and prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to eight-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.
The following table summarizes our investment portfolio by industry at fair value:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$71,887	16.2%	$84,660	11.4%
Business services	61,623	13.9	78,468	10.6
Manufacturing	54,514	12.3	77,849	10.5
Education	38,899	8.7	69,124	9.3
Electronics	33,308	7.5	31,966	4.3
Logistics	29,736	6.7	33,684	4.5
Publishing	28,802	6.5	31,319	4.2
Insurance	26,197	5.9	24,987	3.4
Broadcasting	25,456	5.7	28,185	3.8
Information services	12,395	2.8	21,672	2.9
Home furnishings	11,242	2.5	12,355	1.7
Restaurants	9,295	2.1	18,578	2.5
Agriculture	8,734	2.0	9,464	1.3
Auto parts	7,626	1.7	19,778	2.7
Entertainment	7,312	1.6	7,539	1.0
Cable	5,024	1.1	43,122	5.8
Consumer products	4,684	1.0	4,563	0.6
Communications	1,197	0.3	34,507	4.7
Technology	988	0.2	24,690	3.3
Plastic products	—	—	21,784	2.9
Food services	—	—	28,842	3.9
Repair services	—	—	19,839	2.7
Cosmetics	—	—	8,521	1.2
Other(a)	5,874	1.3	5,670	0.8
Total	$444,793	100.0%	$741,166	100.0%
______________________ (a) No individual industry within this category exceeds 1%.
As of September 30, 2012, our ten largest portfolio companies represented approximately 54.3% of the total fair value of our investments. These ten companies accounted for 38.7% of our total revenue during the nine months ended September 30, 2012.
During the nine months ended September 30, 2012, we had concentrations in certain industries, including the healthcare, business services and manufacturing industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the nine months ended
	September 30, 2012		December 31, 2011		September 30, 2012		September 30, 2011
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$71,887	16.2%	$84,660	11.4%	$7,023	14.8%	$8,287	12.5%
Business services	61,623	13.9	78,468	10.6	5,658	11.9	7,295	11.0
Manufacturing	54,514	12.3	77,849	10.5	4,348	9.1	3,660	5.5

Changes in Investment Portfolio
During the nine months ended September 30, 2012, we completed $48.1 million of originations and advances including $4.8 million of advances to three existing portfolio companies, compared to $270.5 million of originations and advances during the nine months ended September 30, 2011. The following table summarizes our total portfolio investment activity during the nine months ended September 30, 2012 and 2011:

	Nine months ended
(in thousands)	September 30
	2012	2011
Beginning investment portfolio	$741,166	$1,009,705
Originations and advances	48,070	270,505
Gross payments, reductions and sales of securities	(331,256)	(368,937)
Net gain (loss)	(73,368)	(73,348)
Unrealized (depreciation)	(15,903)	(69,332)
Reversals of unrealized (appreciation) depreciation	74,713	69,231
Origination fees and amortization of unearned income	1,371	(13,651)
Ending investment portfolio	$444,793	$824,173
Originations and Advances
The following table shows our originations and advances during the nine months ended September 30, 2012 and 2011 by security type:

	Nine months ended September 30,
	2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$32,174	66.9%	$224,300	82.9%
Subordinated debt
Secured	9,618	20.0	31,368	11.6
Unsecured	70	0.2	1,884	0.7
Total debt investments	41,862	87.1	257,552	95.2
Equity investments
Preferred equity	6,147	12.8	12,444	4.6
Common/common equivalents equity	61	0.1	509	0.2
Total equity investments	6,208	12.9	12,953	4.8
Total originations and advances	$48,070	100.0%	$270,505	100.0%

The following table shows our significant originations and advances:

(in thousands)	Nine months ended
	September 30, 2012
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
IDOC, LLC	$15,000	$—	$—	$15,000
C7 Data Centers, Inc.	10,000	—	—	10,000
South Bay Mental Health Center, Inc.	8,079	—	97	8,176
Advanced Sleep Concepts, Inc.	—	3,500	115	3,615
Education Management, Inc.	—	1,000	680	1,680
Other (< $1 million)	—	300	3,091	3,391
Total debt	33,079	4,800	3,983	41,862
Equity
C7 Data Centers, Inc.	$2,000	$—	$—	$2,000
RadioPharmacy Investors, LLC	—	—	1,437	1,437
IDOC, LLC	999	—	13	1,012
Other (< $1 million)	368	—	1,391	1,759
Total Equity	3,367	—	2,841	6,208
Total originations and advances	$36,446	$4,800	$6,824	$48,070
Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the nine months ended September 30, 2012 and 2011 by security type:

	Nine months ended September 30,
	2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments

Senior secured debt	$203,331	61.4%	$224,375	60.8%
Subordinated debt
Secured	51,347	15.5	86,186	23.4
Unsecured	12,189	3.7	142	—
Total debt investments	266,867	80.6	310,703	84.2
Equity investments
Preferred equity	43,792	13.2	56,045	15.2
Common/common equivalents equity	20,597	6.2	2,189	0.6
Total equity investments	64,389	19.4	58,234	15.8
Total gross payments, reductions and sales of securities	$331,256	100.0%	$368,937	100.0%
During the nine months ended September 30, 2012 and 2011, our gross payments, reductions and sales of securities by transaction type included:

	Nine months ended September 30,
(in thousands)	2012	2011
Principal repayments, reductions and loan sales	$232,809	$251,817
Sale of equity investments	56,241	45,879
Scheduled principal amortization	25,548	38,764
Collection of accrued paid-in-kind interest and dividends	16,658	32,477
Total gross payments, reductions and sales of securities	$331,256	$368,937

As shown in the following table, during the nine months ended September 30, 2012, we monetized all, or part of, 19 portfolio investments with proceeds totaling $300.6 million:

	Nine months ended
	September 30, 2012
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
GSDM Holdings, Corp.	$25,552	$6,105	$2,745	$34,402
Stratford School Holdings, Inc.	17,500	16,370	171	34,041
Orbitel Holdings, LLC	17,775	12,934	2,929	33,638
Coastal Sunbelt Holding, Inc.	27,411	—	1,288	28,699
Jenzabar, Inc.	—	20,542	3,158	23,700
Metropolitan Telecommunications Holding Company	21,770	—	—	21,770
Qualawash Holdings, LLC	20,000	—	—	20,000
Xpressdocs Holdings, Inc.	17,855	—	707	18,562
Haws Corporation	16,500	—	—	16,500
The Matrixx Group, Incorporated	12,500	—	—	12,500
Service Champ, Inc.	11,693	—	488	12,181
Bentley Systems, Incorporated	9,900	—	—	9,900
Focus Brands, Inc.	9,235	—	—	9,235
Data Based Systems International, Inc.	9,000	—	213	9,213
Sally Holdings LLC	7,307	—	—	7,307
Tank Intermediate Holdings Corp.	4,868	—	—	4,868
Ozburn-Hessey Holding Company LLC	3,943	—	—	3,943
Coastal Sunbelt Real Estate, Inc.	—	53	—	53
Philadelphia Media Network, Inc.	—	44	—	44
Total monetizations	232,809	56,048	11,699	300,556
Other scheduled payments	25,548	193	4,959	30,700
Total gross payments, sales and other reductions of investment portfolio	$258,357	$56,241	$16,658	$331,256
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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$132,195	29.7%	$283,755	38.3%
2	145,917	32.8	290,583	39.2
3	139,685	31.4	142,639	19.2
4	20,824	4.7	11,683	1.6
5	6,172	1.4	12,506	1.7
Total	$444,793	100.0%	$741,166	100.0%
_________________________

(a)	As of September 30, 2012 and December 31, 2011, Investment Rating “1” included $71.7 million and $109.1 million, respectively, of loans to companies in which we also hold equity securities.
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
The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$17,860	4.18%	$13,963	2.00%	$12,317	3.05%	$9,615	1.53%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$17,860	4.18%	$13,963	2.00%	$12,317	3.05%	$9,615	1.53%
Loans on non-accrual status
0 to 90 days past due	$12,902	3.02%	$69,241	9.92%	$3,709	0.92%	$9,704	1.54%
Greater than 90 days past due	17,860	4.18	13,963	2.00	12,317	3.05	9,615	1.53
Total loans on non-accrual status	$30,762	7.20%	$83,204	11.92%	$16,026	3.97%	$19,319	3.07%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2011 through September 30, 2012:

	Nine months ended
	September 30, 2012
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2011	$83,204	$19,319
Additional loans on non-accrual status-home furnishings	5,385	3,112
Payments received on loans on non-accrual status	(10,878)	(10,878)
Change in unrealized gain (loss) on non-accrual loans	—	4,148
Reversal of previously recognized unrealized loss on non-accrual loans(a)	—	47,274
Realized loss on non-accrual loans(a)	(46,949)	(46,949)
Total change in non-accrual loans	(52,442)	(3,293)
Non-accrual loan balance as of September 30, 2012	$30,762	$16,026
_________________________

(a)	Represents the reversal of previously recognized unrealized loss and recognition of realized loss on non-accrual loans attributed to Jet Plastica Investors, LLC.

Results of Operations
The following section compares our results of operations for the three months ended September 30, 2012 to the three months ended September 30, 2011.
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
The following table summarizes the components of our net income (loss) for the three months ended September 30, 2012 and 2011:

	Three months ended
	September 30, 2012		Variance
(dollars in thousands)	2012	2011	$	Percentage
Revenue
Interest and dividend income
Interest income	$10,326	$17,128	$(6,802)	(39.7)%
Dividend income	867	1,226	(359)	(29.3)
Loan fees	642	1,426	(784)	(55.0)
Total interest and dividend income	11,835	19,780	(7,945)	(40.2)
Advisory fees and other income	234	930	(696)	(74.8)
Total revenue	12,069	20,710	(8,641)	(41.7)
Operating expenses
Interest expense	2,974	3,960	(986)	(24.9)
Employee compensation
Salaries and benefits	2,018	2,683	(665)	(24.8)
Amortization of employee restricted stock	505	348	157	45.1
Total employee compensation	2,523	3,031	(508)	(16.8)
General and administrative expense	2,504	3,657	(1,153)	(31.5)
Restructuring expense	12	4,109	(4,097)	(99.7)
Total operating expense	8,013	14,757	(6,744)	(45.7)
Net operating income before net investment gain (loss) and income tax provision	4,056	5,953	(1,897)	(31.9)
Net investment gain (loss) before income tax provision	228	(31,052)	31,280	NM
Income tax provision	18	10	8	80.0
Net income (loss)	$4,266	$(25,109)	$29,375	NM
NM=Not Meaningful
TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended September 30, 2012 from the three months ended September 30, 2011.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended September 30, 2012, the total yield on our average debt portfolio at fair value was 11.1% compared to 10.9% during the three months ended September 30, 2011. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended September 30, 2012 and 2011:

	Three months ended
	September 30, 2012
	2012	2011
Average 90-day LIBOR	0.4%	0.3%
Spread to average LIBOR on average loan portfolio	10.9	10.8
Impact of fee accelerations of unearned fees on paid/restructured loans	0.3	0.6
Impact of non-accrual loans	(0.5)	(0.8)
Total yield on average loan portfolio	11.1%	10.9%
During the three months ended September 30, 2012, interest income was $10.3 million, compared to $17.1 million during the three months ended September 30, 2011, which represented a $6.8 million, or 39.7%, decrease. This decrease reflected a $7.4 million decrease resulting from a 41.8% decrease in our average loan balance, a $0.6 million decrease resulting from the net impact of loans that were on non-accrual status during the three months ended September 30, 2012 that were accruing interest during the three months ended September 30, 2011 and a decrease of $0.3 million due to interest rate floors. These decreases were partially offset by a $1.3 million increase in interest income resulting from a 0.4% increase in our net spread to LIBOR and a $0.2 million increase in interest income related to the increase in LIBOR.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. PIK may be prepaid by either contract or the portfolio company’s choice, but generally is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended September 30, 2012 and 2011, at cost:

	Three months ended,
	September 30
(in thousands)	2012	2011
Beginning PIK loan balance	$5,625	$15,279
PIK interest earned during the period	1,112	2,365
Interest receivable converted to PIK	—	230
Payments received from PIK loans	(623)	(2,366)
Ending PIK loan balance	$6,114	$15,508
As of September 30, 2012 and 2011, we were not accruing interest on $1.4 million and $6.2 million, respectively, of the PIK loans, at cost, shown in the preceding table. During the three months ended September 30, 2012, we received payments on PIK loans from five investments. The payments received from PIK loans during the three months ended September 30, 2011, included $1.7 million collected in conjunction with the partial repayment of our investment in Sagamore Hill Broadcasting, LLC, as well as PIK collected from seven other portfolio investments.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During the three months ended September 30, 2012 and 2011, we recognized dividend income of $0.9 million and $1.2 million, respectively. In addition, during each of the three months ended September 30, 2012 and 2011, we received payments on accrued dividends of $0.3 million.

ADVISORY FEES AND OTHER INCOME
Advisory fees and other income primarily include fees related to prepayment, advisory and management services, equity structuring, syndication, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended September 30, 2012, we earned $0.2 million of advisory fees and other income, which represented a $0.7 million, or 74.8%, decrease from the three months ended September 30, 2011. This decrease resulted from a decrease of $0.7 million in advisory fees due to our lower investment activity in the third quarter of 2012 compared to the third quarter of 2011.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the three months ended September 30, 2012, we incurred $3.0 million of interest expense, which represented a $1.0 million, or 24.9%, decrease from the same period in 2011. Interest expense for the three months ended September 30, 2012 decreased $1.8 million due to a lower average borrowing balance in the third quarter of 2012 offset by a $0.8 million increase due to an increase in the average spread to LIBOR in the third quarter of 2012.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended September 30, 2012, our employee compensation expense was $2.5 million, which represented a $0.5 million, or 16.8%, decrease from the same period in 2011. Our salaries and benefits decreased by $0.7 million, or 24.8%, due to a $1.0 million decrease in salaries and benefits primarily resulting from a 42% reduction in our workforce that occurred as part of the corporate restructuring that we implemented during 2011 offset by an increase in incentive compensation of $0.3 million.
GENERAL AND ADMINISTRATIVE
During the three months ended September 30, 2012, general and administrative expense was $2.5 million, which represented a $1.2 million, or 31.5%, decrease compared to the same period in 2011. General and administrative expense for third quarter of 2011 included professional fees paid for portfolio related litigation and other corporate initiatives that did not occur in the third quarter of 2012.

NET INVESTMENT GAIN BEFORE INCOME TAX PROVISION
During the three months ended September 30, 2012, we incurred $0.2 million of net investment gains before income tax provision, compared to $31.1 million during the same period in 2011. These amounts represent the total of net realized gains and losses, net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended September 30, 2012:

		Three months ended September 30, 2012
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Advanced Sleep Concepts, Inc.	Home Furnishings	Affiliate	$—	$(2,618)	$—	$(2,618)
Cruz Bay Publishing, Inc.	Publishing	Non-Affiliate	—	1,987	—	1,987
PremierGarage Holdings, LLC	Home Furnishings	Control	(5,371)	—	5,371	—
Other (< $1 million net gain (loss))			(23)	1,017	(135)	859
Total			$(5,394)	$386	$5,236	$228

•
In the third quarter of 2012, we recorded $2.6 million of unrealized depreciation on our investment in Advanced Sleep Concepts, Inc., to reflect a decrease in that portfolio company's operating performance.

•	We also recorded $2.0 million of unrealized appreciation on our investment in Cruz Bay Publishing, Inc., to reflect an improvement in that portfolio company's operating performance.

•
In addition, during the three months ended September 30, 2012, we wrote off our preferred and common equity investments in PremierGarage Holdings, LLC resulting in a realized loss of $5.4 million and a reversal of previously recorded unrealized depreciation of $5.4 million .

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

		Three months ended September 30, 2011
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
A summary of the reasons for significant changes in realized and unrealized (loss) and gain on investments and changes in unrealized appreciation and depreciation on investments for the three months ended September 30, 2011, are summarized below:

•
We recorded $24.7 million of unrealized depreciation on our investment in Broadview Networks Holdings, Inc., or Broadview, primarily to reflect, among other factors, continuing challenges in the bond market, a downgrade of Broadview's corporate credit rating, delays by Broadview in refinancing its debt, as well as the near-term maturities of Broadview's debt facilities.

•
We recorded $5.6 million of unrealized depreciation on our investment in Jet Plastica Investors, LLC, to reflect a decrease in that company's operating performance and the multiple that we used to value the company.

•
We also wrote off our remaining investment in Total Sleep Holdings, Inc. during the quarter ended September 30, 2011, which resulted in the reversal of $38.1 million of previously unrealized depreciation and the realization of a $38.1 million loss.

INCOME TAX PROVISION
During the three months ended September 30, 2012, we incurred a $18,000 income tax provision compared to an $10,000 income tax provision during the three months ended September 30, 2011. The income tax provision for both periods was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
The following table summarizes the components of our net income (loss) for the nine months ended September 30, 2012 and 2011:

	Nine months ended
	September 30		Variance
(dollars in thousands)	2012	2011	$	Percentage
Revenue
Interest and dividend income
Interest income	$39,748	$54,439	$(14,691)	(27.0)%
Dividend income	2,840	5,840	(3,000)	(51.4)
Loan fees	2,365	3,125	(760)	(24.3)
Total interest and dividend income	44,953	63,404	(18,451)	(29.1)
Advisory fees and other income	2,619	2,817	(198)	(7.0)
Total revenue	47,572	66,221	(18,649)	(28.2)
Operating expenses
Interest expense	12,728	11,778	950	8.1
Employee compensation
Salaries and benefits	8,684	9,567	(883)	(9.2)
Amortization of employee restricted stock	1,694	1,378	316	22.9
Total employee compensation	10,378	10,945	(567)	(5.2)
General and administrative expense	10,714	9,130	1,584	17.3
Restructuring expense	59	4,174	(4,115)	(98.6)
Total operating expense	33,879	36,027	(2,148)	(6.0)
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	13,693	30,194	(16,501)	(54.6)
Net investment gain (loss) before income tax provision	(14,604)	(73,444)	58,840	(80.1)
Loss on extinguishment of debt before income tax provision	(174)	(863)	689	(79.8)
Income tax provision	329	29	300	NM
Net income (loss)	$(1,414)	$(44,142)	$42,728	NM
NM=Not Meaningful

TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the nine months ended September 30, 2012 from the nine months ended September 30, 2011.

INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the nine months ended September 30, 2012, the total yield on our average debt portfolio at fair value was 11.2% compared to 10.8% during the nine months ended September 30, 2011.
The following table shows the various components of the total yield on our average debt portfolio at fair value for the nine months ended September 30, 2012 and 2011:

	Nine months ended
	September 30
	2012	2011
Average 90-day LIBOR	0.5%	0.3%
Spread to average LIBOR on average loan portfolio	10.7	10.8
Impact of fee accelerations of unearned fees on paid/restructured loans	0.4	0.3
Impact of non-accrual loans	(0.4)	(0.6)
Total yield on average loan portfolio	11.2%	10.8%
During the nine months ended September 30, 2012, interest income was $39.7 million, compared to $54.4 million during the nine months ended September 30, 2011, which represented a $14.7 million, or 27.0%, decrease. This decrease reflected a $16.2 million decrease resulting from a 28.9% decrease in our average loan balance, a $1.1 million decrease resulting from the net impact of loans that were on non-accrual status during the nine months ended September 30, 2012 that were accruing interest during the nine months ended September 30, 2011 and a $0.4 million decrease due to interest rate floors. These decreases were partially offset by a $2.1 million increase in interest income resulting from a 0.2%  increase in our net spread to LIBOR and a $1.0 million increase in interest income related to the increase in LIBOR.
PIK Income
The following table shows the PIK-related activity for the nine months ended September 30, 2012 and 2011, at cost:

	Nine months ended
	September 30
(in thousands)	2012	2011
Beginning PIK loan balance	$15,653	$30,923
PIK interest earned during the period	3,983	6,458
Interest receivable converted to PIK	—	590
Payments received from PIK loans	(8,510)	(20,410)
PIK converted to other securities	—	(876)
Realized loss	(5,012)	(1,177)
Ending PIK loan balance	$6,114	$15,508
During the nine months ended September 30, 2012, the payments received on PIK loans, included $2.9 million from Jet Plastica Investors, LLC, $1.8 million from GSDM Holdings Corp. and $1.3 million from Coastal Sunbelt Holding, Inc. The payments received from PIK loans during the nine months ended September 30, 2011, included $8.2 million and $4.7 million of PIK collected in conjunction with the respective sales of our investments in Restaurant Technologies, Inc. and Avenue Broadband LLC, as well as $1.7 million collected in conjunction with the partial repayment of our investments in Sagamore Hill Broadcasting, LLC.
DIVIDEND INCOME
During the nine months ended September 30, 2012 and 2011, we recognized dividend income of $2.8 million and $5.8 million, respectively. In addition, during the nine months ended September 30, 2012 and 2011, we received payments on accrued dividends of $8.1 million and $12.4 million, respectively.

ADVISORY FEES AND OTHER INCOME
During the nine months ended September 30, 2012, we earned $2.6 million of advisory fees and other income, which represented a $0.2 million, or 7.0%, decrease from the nine months ended September 30, 2011. This decrease included a decrease of $1.7 million in advisory fees due to our lower investment activity in the first nine months of 2012 compared to the first nine months of 2011 offset by an increase in prepayment penalties of $1.7 million related to six investment repayments in the first nine months of 2012.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the nine months ended September 30, 2012, we incurred $12.7 million of interest expense, which represented a $1.0 million, or 8.1%, increase from the same period in 2011. Interest expense for the nine months ended September 30, 2012 increased $3.2 million related to increased amortization of debt issuance costs, including $2.3 million of accelerated deferred financing fees related to the termination of our SunTrust Warehouse financing facility and $0.3 million of accelerated deferred financing fees related to prepayments of collateral in our Commercial Loan Trust 2006-1 facility. Interest expense also increased $0.7 million due to an increase in the average LIBOR rate by 0.18% and $0.7 million due to an increase in the spread to LIBOR during the first nine months of 2012 compared to the first nine months of 2011. These increases were partially offset by a $3.7 million decrease in interest expense due to a lower average borrowing balance in the first quarter of 2012.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the nine months ended September 30, 2012, our employee compensation expense was $10.4 million, which represented a $0.6 million, or 5.2%, decrease from the same period in 2011. Our salaries and benefits decreased by $0.9 million, or 9.2%, due to a $3.1 million decrease in salaries and benefits primarily resulting from a 42% reduction in our workforce that occurred as part of the corporate restructuring that we implemented during 2011 offset by an increase in incentive compensation of $2.2 million primarily resulting from incentive and inducement bonuses paid in the first nine months of 2012.
During the nine months ended September 30, 2012, we recognized $1.7 million of compensation expense related to restricted stock awards, compared to $1.4 million for the nine months ended September 30, 2011, which represented a $0.3 million, or 22.9%, increase. The amortization of restricted stock awards during the nine months ended September 30, 2012 included accelerated amortization of $0.3 million related to employees who terminated in during 2012.
GENERAL AND ADMINISTRATIVE
During the nine months ended September 30, 2012, general and administrative expense was $10.7 million, which represented a $1.6 million, or 17.3%, increase compared to the same period in 2011. General and administrative expense for 2012 included $3.0 million in severance related expenses in connection with our operational realignment.

NET INVESTMENT GAIN (LOSS) BEFORE INCOME TAX PROVISION
During the nine months ended September 30, 2012, we incurred $14.6 million of net investment losses before income tax provision, compared to $73.4 million during the same period in 2011. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the nine months ended September 30, 2012:

		Nine months ended September 30, 2012
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(9,680)	$—	$(9,680)
Miles Media Group, LLC	Business Services	Non-Affiliate	—	(4,023)	—	(4,023)
Orbitel Holdings, LLC	Cable	Control	(2,066)	(1,966)	805	(3,227)
Advanced Sleep Concepts, Inc.	Home Furnishings	Affiliate	—	(2,604)	—	(2,604)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(2,113)	—	(2,113)
Cruz Bay Publishing, Inc.	Publishing	Non-Affiliate	—	(1,368)	—	(1,368)
GSDM Holdings, LLC	Healthcare	Non-Affiliate	1,576	(849)	(1,976)	(1,249)
Stratford School Holdings, Inc.	Education	Affiliate	16,370	(99)	(13,056)	3,215
NPS Holding Group, LLC	Business Services	Control	—	2,702	—	2,702
Jet Plastica Investors, LLC	Plastic Products	Control	(90,802)	1,385	91,288	1,871
NDSSI Holdings, LLC	Electronics	Non-Affiliate	—	1,025	—	1,025
PremierGarage Holdings, LLC	Home Furnishings	Control	(5,371)	—	5,371	—
Philadelphia Media Network, Inc.	Newspaper	Non-Affiliate	(5,027)	(1)	5,064	36
Intran Media, LLC	Other Media	Control	(4,250)	—	4,250	—
Jenzabar, Inc.	Technology	Non-Affiliate	16,370	(1)	(16,435)	(66)
Other (< $1 million net gain (loss))			(168)	1,643	(598)	877
Total			$(73,368)	$(15,949)	$74,713	$(14,604)

•
In August 2012, Broadview filed a voluntary pre-packaged chapter 11 plan of reorganization. The plan provides that upon effectiveness of the plan, Broadview's existing noteholders will exchange their notes for new Broadview common stock representing 97.5% of the common stock of the reorganized company and $150 million in principal amount of new 10 1/2 % senior secured notes due in July 2017, and existing stockholders, including MCG, will each receive a pro rata share of the remaining 2.5% of the common stock of the reorganized company and two tranches of eight-year warrants with exercise prices set at equity values that imply full recovery for existing noteholders. As of September 30, 2012, our fair value estimate of our investment in Broadview reflects this potential restructuring if consummated on the contemplated terms.

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

•
We received $35.3 million for the repayment of our debt and the sale of our equity investment in Orbitel Holdings, LLC, which resulted in a $2.1 million realized loss and a reversal of previously unrealized depreciation of $0.8 million.

•
We received $34.7 million for the repayment of our debt and the sale of our equity investment in GSDM Holdings, LLC, which resulted in a $1.6 million realized gain and a reversal of previously unrealized appreciation of $2.0 million.

•	We recorded $4.0 million of unrealized depreciation on our investment in Miles Media Group, LLC, to reflect a decrease in the performance of that company.

•	We recorded $2.7 million of unrealized appreciation on our investment in NPS Holding Group, LLC, to reflect a contemplated transaction involving that company.

•
We received $44,000 for our equity investment in Philadelphia Media Network, Inc., wrote off our equity investments in PremierGarage Holdings, LLC and wrote off part of our equity investment in Intran Media, LLC resulting in realized losses and reversals of previously unrealized depreciation on those investments.

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

		Nine months ended September 30, 2011
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

•
We recorded $73.8 million of unrealized depreciation on our Broadview investment primarily to reflect, among other factors, continuing challenges in the bond market, a downgrade of Broadview's corporate credit rating, delays by Broadview in refinancing its debt, as well as the near-term maturities of Broadview's debt facilities.

•
We recorded $6.9 million of unrealized depreciation on our investment in Jet Plastica Investors, LLC, to reflect a decrease in that company's operating performance and the multiple that we use to value the company. In addition, we recorded unrealized depreciation to reflect an incremental investment that we made in this portfolio company during the nine months ended September 30, 2011, that we subsequently wrote down to zero.

•
We also recorded unrealized depreciation in our investments in PremierGarage Holdings, LLC and Intran Media, LLC during the nine months ended September 30, 2011, to reflect our portion of the estimated liquidation value of those companies.

•
We wrote off our remaining subordinated debt and equity investment in Total Sleep Holdings, Inc. resulting in the reversal of $38.1 million of previously unrealized depreciation and the realization of a $38.1 million loss.

•
We received payments of $2.1 million on the sale of Active Brands International, Inc.'s senior debt and wrote off our subordinated debt and equity investment in that portfolio company, which resulted in the reversal of $39.8 million of previously unrealized depreciation and the realization of a $39.7 million loss.

•
We received payments of $4.1 million in satisfaction of our $11.8 million debt investment in VOX Communications and wrote off our remaining investment in that portfolio company, which resulted in the reversal of $5.6 million of previously unrealized depreciation and the realization of a $7.7 million loss.

•	We sold our investment in Avenue Broadband LLC, which resulted in the reversal of $11.9 million of previously unrealized appreciation and the realization of a $11.9 million gain.

•
We sold our investment in Superior Industries Investors, Inc., which resulted in the reversal of $2.8 million of previously unrealized appreciation and the realization of a $1.0 million gain, including $1.8 million of transaction costs that we recorded at the time of sale.

LOSS ON EXTINGUISHMENT OF DEBT
We incurred a $0.2 million premium when we repurchased the remaining $8.7 million of our private placement notes during the first nine months of 2012. During the first nine months of 2011, we incurred a $0.9 million premium when we repurchased $17.4 million of our private placement notes.
INCOME TAX PROVISION
During the nine months ended September 30, 2012, we incurred a $0.3 million income tax provision compared to a $29,000 income tax provision during the nine months ended September 30, 2011. The income tax provision for both periods was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED
Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•
Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of September 30, 2012 and December 31, 2011, we had $65.9 million and $58.6 million, respectively, in cash and cash equivalents. As of September 30, 2012, our cash and cash equivalents included $42.4 million that was held in interest-bearing accounts.

•
Cash, securitization accounts include principal and interest payments received on securitized loans, which, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. We are generally required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements. As of September 30,

2012 and December 31, 2011, we had $3.7 million and $40.3 million, respectively, in cash, securitization accounts.

•
Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash was represented by cash held by Solutions Capital I, L.P.,or Solutions Capital, a wholly owned subsidiary licensed as an SBIC under the SBIC Act, which generally is restricted to the origination of new loans from Solutions Capital. As of September 30, 2012 and December 31, 2011, we had $114.5 million and $35.0 million respectively, of restricted cash.

During the nine months ended September 30, 2012, our operating activities provided $308.1 million of cash and cash equivalents, and our financing activities used $300.8 million of cash and cash equivalents.
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

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of September 30, 2012, we reported $249.1 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the potential borrowing capacity of those facilities and contingent borrowing eligibility of Solutions Capital, our SBIC.

		September 30, 2012		December 31, 2011
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	20,000
Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018(a)	—	—	63,389	63,389
Series 2006-1 Class A-2 Notes	April 2018(a)	—	—	2,983	2,983
Series 2006-1 Class A-3 Notes	April 2018(a)	—	—	50,711	50,711
Series 2006-1 Class B Notes	April 2018(a)	38,151	38,151	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018(a)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(c)	April 2018(a)	45,945	28,902	46,494	29,247
Commercial Loan Funding Trust
Variable Funding Note	January 2014(d)	—	—	150,000	55,822
Private Placement Notes
Series 2007-A	October 2011	—	—	8,717	8,717
Total borrowings		$279,096	$249,053	$576,044	$430,219

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
As of September 30, 2012, our asset coverage ratio was 481% excluding our SBIC debt which is exempt from the asset coverage ratio requirements under the SEC exemptive order.
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
To realize the full $150.0 million borrowing for which we have received approval under this program, we have funded a total of $75.0 million to Solutions Capital. As of September 30, 2012 and December 31, 2011, Solutions Capital had borrowed $150.0 million and $128.6 million, respectively. We may use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to originate debt to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.
SBICs are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that an SBIC will receive SBA-guaranteed debenture funding, which is dependent upon continued compliance with SBA regulations and policies. The SBA, as a creditor, will have superior claim to Solutions Capital’s assets over our stockholders in the event we liquidate Solutions Capital or the SBA exercises its remedies under the SBA-guaranteed debentures issued by Solutions Capital upon an event of default. In the quarter ended September 30, 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P.  There is no assurance that the SBA will grant the additional license in any specified time period or at all.
The following table sets forth the maturity of Solutions Capital debentures, as well as the maturity of the investments and the current balance of restricted cash in Solutions Capital as of September 30, 2012.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$150,000	$—	$—	$—	$150,000
Collateral
Fair value of debt investments	127,832	—	21,438	98,365	8,029
Fair value of equity investments(a)	4,498	—	—	—	4,498
Cash, restricted account	108,548	108,548	—	—	—
Total collateral	$240,878	$108,548	$21,438	$98,365	$12,527

(a)    Equity investments do not have a stated maturity date.
COMMERCIAL LOAN TRUST 2006-1
As of September 30, 2012, we had $99.1 million of securitized debt outstanding under the Commercial Loan Trust 2006-1, which matures in April 2018. We retain all of the equity in the securitization. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The securitization included a five-year reinvestment period, during which the trust was permitted to use principal collections received on the underlying collateral to purchase new collateral from us.

The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(a)	$99,053	$1,000	$—	$—	$98,053
Collateral
Fair value of debt investments	178,928	19,721	47,214	106,948	5,045
Fair value of equity investments(b)	352	—	—	—	352
Cash, securitization account	3,675	3,675	—	—	—
Total collateral	$182,955	$23,396	$47,214	$106,948	$5,397

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
WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS
The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2012 and 2011:

	For the nine months ended
(dollars in thousands)	September 30, 2012	September 30, 2011
Weighted-average borrowings	$349,615	$521,652
Average LIBOR	0.47%	0.29%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.33	2.16
Impact of amortization of deferred debt issuance costs	2.00	0.53
Total cost of funds	4.80%	2.98%
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
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended September 30, 2012, we repurchased 1,252,410 shares of our common stock at a weighted average purchase price of $4.49 per share, which was a 14.7% discount from our quarterly net asset value per share. During the nine months ended September 30, 2012, we repurchased 5,119,886 shares of our common stock at a weighted average purchase price of $4.38 per share, which was a 19.7% discount from our quarterly net asset value per share.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of September 30, 2012, we had $21.3 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of September 30, 2012, we had no outstanding guarantees or standby letters of credit.

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of September 30, 2012:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations(b)	$99,053	$1,000	$—	$—	$98,053
SBIC	150,000	—	—	—	150,000
Total borrowings	249,053	1,000	—	—	248,053
Interest payments on borrowings(c)	63,066	8,172	16,343	16,343	22,208
Operating leases	1,769	1,309	460	—	—
Severance obligations(d)	3,755	2,998	757	—	—
Total contractual obligations	$317,643	$13,479	$17,560	$16,343	$270,261

(a)	Excludes the unused commitments to extend credit to our customers of $21.3 million as discussed above.

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

(d)
Represents remaining severance payments, benefits, deferred compensation and employer taxes that we are obligated to pay to employees who were terminated as a result of the corporate restructuring effected in August 2011 and for obligations stemming from the resignations of our former chief executive officer and former chief financial officer.

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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities and SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions, or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared distributions of $13.26 per share.

The following table summarizes the distributions that we declared since January 1, 2009:

Date Declared	Record Date	Payable Date	Dividends per Share
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
October 31, 2011	December 15, 2011	January 13, 2012	$0.170
August 1, 2011	September 14, 2011	October 14, 2011	$0.170
May 5, 2011	June 15, 2011	July 15, 2011	$0.170
March 1, 2011	March 15, 2011	April 15, 2011	$0.150
November 2, 2010	December 9, 2010	January 6, 2011	$0.140
August 3, 2010	September 7, 2010	October 4, 2010	$0.120
April 29, 2010	June 2, 2010	July 2, 2010	$0.110
If we determined the tax attributes of our 2012 distributions as of September 30, 2012, 5% would be from ordinary income and 95% would be a return of capital. A return of capital is a return of stockholder investment, rather than a return of earnings or gains derived from our investment activities. While not immediately taxable to the extent of a stockholder's basis in its shares, a stockholder's basis in the investment will be reduced by the nontaxable amount, which will result in additional gain or a lower loss when the shares are sold. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year and will be reported to each shareholder on a Form 1099. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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
Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of the portfolio company’s fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security’s fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•
Majority-Owned Control Investments—Majority-owned control investments comprise 11.4% of our investment portfolio. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value were we to sell or exit the investment. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Majority-Owned Control Investments—Non-majority owned control investments comprise 2.8% of our investment portfolio. For our non-majority owned control equity investments, we use the same market and income valuation approaches used to value our majority-owned control investments. For non-majority-owned control debt investments, we estimate fair value using the market yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Non-Control Investments—Non-control investments comprise 85.8% of our investment portfolio. Quoted prices are not available for 81.4% of our non-control investments. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of September 30, 2012, these securities represented 16.0% of our investment portfolio. We utilize independent pricing services with certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of September 30, 2012, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period for 92.5% of the fair value of our investment portfolio.
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of September 30, 2012.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range
				Minimum	Maximum
Senior debt	$255,768	Discounted cash flow	Market interest rate	6.9%	12.9%
		Discounted cash flow	Discount rate	6.9%	6.9%
		Market comparable companies	EBITDA multiple(a)	6.0x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%
Subordinated debt	79,191	Discounted cash flow	Market interest rate	10.9%	14.9%
		Market comparable companies	EBITDA multiple(a)	5.0x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%
Preferred and common equity	38,657	Market comparable companies	EBITDA multiple(a)	4.4x	11.0x
			Discount for minority interest	—%	25.0%
		Pending transactions/Letters of intent	Discount	—%	—%
		Residual assets	Discount	—%	25.0%
	$373,616

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were a number of indicators of modest growth in the United States' economy during the first nine months of 2012. However, certain leading and lagging indicators suggest continuing risk and volatility. In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in their meeting debt service requirements and an increase in defaults.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of September 30, 2012, approximately 89.4% of our loan portfolio, at fair value, bore interest at a spread to LIBOR or prime rate, and 10.6% at a fixed interest rate. As of September 30, 2012, approximately 78.9% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on the LIBOR base index and prime floors between 1.75% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.43% as of September 30, 2012. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$42,437	$—	$51,211	$—
Prime rate	32,623	—	27,867	—
LIBOR
30-day	18,355	—	71,794	—
60-day	—	—	12,500	—
90-day	314,719	99,053	462,293	237,080
180-day	9,296	—	14,038	—
Commercial paper	—	—	—	55,822
Fixed rate	52,304	150,000	109,640	137,317
Total	$469,734	$249,053	$749,343	$430,219
Based on our September 30, 2012 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of September 30, 2012, the quarterly average LIBOR was 0.43% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income (Loss)
100	$1,601	$991	$610
200	6,345	1,981	4,364
300	12,122	2,972	9,150
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended September 30, 2012, there were no new or material developments in legal proceedings.
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
The following table summarizes the shares of common stock that we have purchased during the three months ended September 30, 2012:

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2012
Stock repurchase program(a)	257,388	$4.49		257,388	$17,047,068
Restricted stock vesting(b)	795	$4.50	(c)	n/a	n/a
Dividend reinvestment requirements(d)	752	$4.70	(e)	n/a	n/a
Total July 1 – 31, 2012	258,935	$4.49		257,388	$17,047,068
August 1 – 31, 2012
Stock repurchase program(a)	995,022	$4.49		995,022	$12,584,237
Dividend reinvestment requirements(d)	1,661	$4.67	(e)	n/a	n/a
Total August 1 – 31, 2012	996,683	$4.49		995,022	$12,584,237
September 1 – 30, 2012
Restricted stock vesting(b)	17,609	$4.61	(c)	n/a	n/a
Total	1,273,227	$4.49		1,252,410	$12,584,237

(a)	On January 17, 2012, we announced that our board of directors had authorized a stock repurchase program of up to $35.0 million.

(b)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

(c)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.

(d)	Represents stock purchased on the open market to satisfy dividend reinvestment requests.

(e)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.
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

Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
10.1	Sublease dated as of August 15, 2012 by and between MCG Capital Corporation and FBR & CO.	8-K (0-33377)	August 16, 2012	10.1
15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*
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

MCG Capital Corporation

Date:	October 29, 2012	By:	/s/ RICHARD W. NEU
Richard W. Neu
Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2012	By:	/s/ KEITH KENNEDY
Keith Kennedy
Chief Financial Officer (Principal Financial and Accounting Officer)